Form 10-Q
period 1999-08-31
RED HAT INC
filed 1999-10-14
CIK 1087423

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


         (MARK ONE)

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended August 31, 1999

                                       OR

              [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

                         COMMISSION FILE NUMBER 0-_____


                                  RED HAT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



               DELAWARE                                      06-1364380
    (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)


        2600 MERIDIAN PARKWAY
        DURHAM, NORTH CAROLINA                                   27713
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (919) 547-0012
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     No  X
                                             ----    ----
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                               ------------------

         As of September 30, 1999, there were 68,794,604 shares of common stock outstanding.

                                  RED HAT, INC.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION:

ITEM 1:  FINANCIAL STATEMENTS

          Consolidated Balance Sheets at August 31, 1999
               (unaudited) and February 28, 1999.....................3

          Consolidated Statements of Operations for the
               Three and Six Months Ended August 31,
               1999 and 1998
               (unaudited)...........................................4

          Consolidated Statements of Cash Flows for the
               Six Months Ended August 31, 1999 and 1998
               (unaudited)...........................................5

          Notes to Consolidated Financial
               Statements............................................6

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.....................7

PART II -  OTHER INFORMATION:

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS..................29

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K...........................29

SIGNATURES

EXHIBIT INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RED HAT, INC.
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                    ASSETS                           AUGUST 31,     FEBRUARY 28,
                                                                       1999             1999
                                                                    (UNAUDITED)
Current assets:
   Cash and cash equivalents                                      $   7,351,770    $  10,055,227
   Short-term investments                                               417,124        2,037,992
   Accounts receivable, net                                           1,715,279        1,127,193
   Inventory                                                            887,136          345,630
   Prepaid expenses                                                     601,360          173,730
   Income tax receivable                                                114,145          114,145
                                                                  -------------    -------------

       Total current assets                                          11,086,814       13,853,917

Property and equipment, net                                           2,369,799        1,270,576
Other assets, net                                                       787,366          151,310
Investments                                                          95,653,362               --
                                                                  -------------    -------------

       Total assets                                               $ 109,897,341    $  15,275,803
                                                                  -------------    -------------
                                                                  -------------    -------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

   Accounts payable                                               $   3,408,744    $   2,087,305
   Royalties payable                                                    216,963          144,074
   Accrued expenses                                                     597,421          379,757
   Deferred revenue                                                   3,245,275           33,352
   Current portion of capital lease obligations                          90,466          108,897
                                                                  -------------    -------------

       Total current liabilities                                      7,558,869        2,753,385

Capital lease obligations                                               381,403          419,778

Commitments and contingencies                                                --               --

Mandatorily redeemable preferred stock                                       --       12,107,419

Stockholders' equity (deficit):
   Preferred stock                                                           --               --
   Common stock                                                           6,877            2,385
   Additional paid-in capital                                       115,385,071          427,464
   Deferred compensation                                             (7,647,751)              --
   Accumulated other comprehensive income                               (72,714)              --
   Accumulated deficit                                               (5,714,414)        (434,628)
                                                                  -------------    -------------

       Total stockholders' equity (deficit)                         101,957,069           (4,779)
                                                                  -------------    -------------

       Total liabilities and stockholders' equity (deficit)       $ 109,897,341    $  15,275,803
                                                                  -------------    -------------
                                                                  -------------    -------------


   The accompanying notes are an integral part of these financial statements.

RED HAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                AUGUST 31,                      AUGUST 31,
                                                       ----------------------------    ----------------------------
                                                          1999             1998            1999            1998
                                                                               (UNAUDITED)
Revenue:
     Software and related products                     $  3,254,512    $  2,167,312    $  5,190,330    $  3,540,962
     Web advertising                                        105,666              --         185,716             --
     Services and other                                   1,009,884          70,588       1,791,235         247,903
                                                       ----------------------------    ----------------------------
         Total revenue                                    4,370,062       2,237,900       7,167,281       3,788,865
                                                       ----------------------------    ----------------------------

Cost of revenue:
       Software and related products                      1,519,535         785,243       2,700,439       1,467,658
       Web advertising                                      202,961              --         325,961              --
       Services and other                                   913,648              --       1,356,808              --
                                                       ----------------------------    ----------------------------
         Total cost of revenue                            2,636,144         785,243       4,383,208       1,467,658
                                                       ----------------------------    ----------------------------

Gross profit                                              1,733,918       1,452,657       2,784,073       2,321,207
                                                       ----------------------------    ----------------------------
Operating expense:
     Sales and marketing                                  2,422,912         482,465       4,051,479         864,123
     Research and development                             1,664,751         457,713       2,490,875         798,678
     General and administrative                           1,090,861         330,518       1,915,019         544,169
                                                       ----------------------------    ----------------------------
         Total operating expense                          5,178,524       1,270,696       8,457,373       2,206,970
                                                       ---------------------------     ----------------------------

Income (loss) from operations                            (3,444,606)        181,961      (5,673,300)        114,237
                                                       ----------------------------    ----------------------------
Other income (expense):
     Interest income                                        337,561          16,538         487,670          31,761
     Interest expense                                          (878)         (4,695)        (11,683)         (4,695)
                                                       ----------------------------    ----------------------------
         Other income (expense), net                        336,683          11,843         475,987          27,066
                                                       ----------------------------    ----------------------------
Income before income taxes                               (3,107,923)        193,804      (5,197,313)        141,303

Provision for income taxes                                       --          61,658              --          61,658

Net income (loss)                                        (3,107,923)        132,146      (5,197,313)         79,645

Accretion on mandatorily redeemable preferred stock         (39,393)             --         (82,473)             --
                                                       ----------------------------    ----------------------------

Net income (loss) available to common stockholders     $ (3,147,316)   $    132,146    $ (5,279,786)   $     79,645
                                                       ----------------------------    ----------------------------
                                                       ----------------------------    ----------------------------
Net income (loss) per common share:
     Basic                                                    (0.09)           0.01           (0.18)           0.00
     Diluted                                                  (0.09)           0.00           (0.18)           0.00
Weighted average shares outstanding:
     Basic                                               33,649,671      23,500,000      29,016,512      23,500,000
     Diluted                                             33,649,671      40,842,800      29,016,512      40,840,274



   The accompanying notes are an integral part of these financial statements.

RED HAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                  SIX MONTHS ENDED
                                                                                      AUGUST 31,
                                                                           -------------------------------
                                                                                 1999             1998
                                                                                      (UNAUDITED)
Cash flows from operating activities:
   Net income (loss)                                                       $  (5,197,313)   $      79,645
     Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
         Depreciation and amortization                                           267,135           31,379
         Deferred compensation                                                   477,508               --
         Provision for doubtful accounts                                          21,232               --
         Provision for inventory obsolescence                                         --           68,439
         Deferred revenue                                                      3,211,923              990
         Changes in operating assets and liabilities:
           Accounts receivable                                                  (609,318)        (111,549)
           Inventory                                                            (541,506)          90,747
           Prepaid expenses                                                     (427,630)         (78,518)
           Other assets                                                         (638,652)          (2,268)
           Accounts payable                                                    1,321,439          (16,311)
           Royalties payable                                                      72,889           (6,191)
           Accrued expenses                                                      217,664           42,040
                                                                           -------------    -------------
             Net cash provided by (used in) operating activities              (1,824,629)          98,403
                                                                           -------------    -------------

Cash flows from investing activities:
   Purchase of investment securities                                        (100,050,322)            --
   Proceeds from maturity of investment securities                             5,945,114          100,000
   Purchase of equipment                                                      (1,363,762)        (107,523)
             Net cash used in investing activities                           (95,468,970)          (7,523)
                                                                           -------------    -------------

Cash flows from financing activities:
   Proceeds from issuance of mandatorily redeemable preferred stock, net       3,188,035             --
   Proceeds from exercise of common stock options and warrants                 2,757,892             --
   Payments on capital lease obligations                                         (56,806)          (8,774)
   Proceeds from issuance of common stock, net                                88,701,021             --
                                                                           -------------    -------------
             Net cash provided by (used in) financing activities              94,590,142           (8,774)
                                                                           -------------    -------------

Net increase (decrease) in cash and cash equivalents                          (2,703,457)          82,106

Cash and cash equivalents beginning of the period                             10,055,227        1,292,562
                                                                           -------------    -------------

Cash and cash equivalents end of period                                    $   7,351,770    $   1,374,668
                                                                           -------------    -------------
                                                                           -------------    -------------



   The accompanying notes are an integral part of these financial statements.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       NATURE OF BUSINESS

BUSINESS ACTIVITY

Red Hat, Inc. ("Red Hat" or the "Company") is a leading developer and global provider of open source software products and services, and has built a comprehensive web site dedicated to the open source software community. Red Hat, Inc. was incorporated in Connecticut in March 1993 as ACC Corp., Inc. In September 1995, ACC Corp., Inc. changed its name to Red Hat Software, Inc. In September 1998, Red Hat Software, Inc. reincorporated in Delaware. In June 1999, Red Hat Software, Inc. changed its name to Red Hat, Inc.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANCIAL INFORMATION

The interim consolidated financial statements as of August 31, 1999 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at February 28, 1999 has been derived from the audited consolidated financial statements at that date. Operating results for the three-month and six-month periods ended August 31, 1999 are not necessarily indicative of the results that may be expected for the year ending February 29, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended February 28, 1999 included in the Company's Registration Statement on Form S-1 (File No. 333-80051).

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers investments purchased with a maturity period of three months or less at the date of purchase to be cash equivalents.

INVESTMENTS

The Company's investments are all in debt securities which are classified as held-to-maturity and are carried at amortized cost in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Investments in Debt and Equity Securities" as the Company has both the positive intent and ability to hold them to maturity. Investments with a maturity period of greater than 90 days but less than one year are classified as short-term investments. Investments with a maturity period of greater than one year are classified as long-term investments.

REVENUE RECOGNITION

Revenue from the sale of software products for which no technical support is provided are generally recognized upon shipment of the products, net of estimated returns. A reserve for sales returns is recognized for sales of these

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


software products to distributors based on the Company's historical experience of sell-through to the end-user by the distributor. The Company recognizes revenue from the sale of software products to new distributors of its software products based upon sell-through to the end-user until the Company has sufficient historical experience with the distributor to allow the accurate estimation of sales returns.

Upon the release of Version 6.0 of Official Red Hat Linux in May 1999, the Company began providing certain telephone, e-mail and other support and subscription services for a period of six months from the date of registration of Version 6.0 of Official Red Hat Linux and Red Hat Secure Web Server for no additional fee. In accordance with the provisions of Statement of Position No. 97-2, "Software Revenue Recognition", the Company recognizes all of the revenue from the sale of Version 6.0 of Official Red Hat Linux over the period that the support and subscription services are provided, as the Company does not sell these specific support and subscription services separately and therefore does not have vendor specific objective evidence of the fair value of these services. This revenue is recognized ratably over the period that the support and subscription services are provided in proportion to the costs incurred to provide such support and subscription services as compared to the estimated total costs to be incurred. As of August 31, 1999 the Company did not provide support and subscription services as part of the fee for any of its software products other than Version 6.0 of Official Red Hat Linux and Red Hat Secure Web Server.

Revenue for on-going maintenance and technical support services sold separately is deferred and recognized ratably over the term of the agreement, which is typically twelve months.

Revenue from customer training and other services is recognized as the service is performed.

Royalty revenue, which is included in services and other revenue, is comprised primarily of royalties received from the sale of rights to the Company's brand and trademark and royalties received from international distributors of the Company's products. Royalty revenue is recognized when received. Revenue from the sale of books published by the Company, which is included in software and related products revenue, is recognized at the date of shipment, net of estimated returns.

Web advertising revenue is recognized ratably in the period in which the advertisement is displayed, provided that the Company has no significant remaining obligations, at the lesser of the ratio of impressions delivered over total guaranteed impressions or the straight line basis over the term of the contract. If the minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenue until the guaranteed connections are achieved.

ROYALTY COSTS

Royalties that the Company is required to pay on applications licensed from third parties that are components of the software products sold by the Company are expensed as cost of sales on a per unit basis as software products are sold. Royalties paid in advance of the sale of the Company's software products are included in prepaid expenses and recorded as expense when the related software products are sold.

STOCK BASED COMPENSATION

The Company accounts for stock based compensation based on the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the fair value per share of the Company's common stock on the grant date. In the event that stock options are granted with an exercise price below the fair market value of the Company's common stock at the grant date, the difference between the fair market value of the Company's common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense over the vesting period of the stock option. The Company recognized $377,207 and $477,508 in non-cash compensation expense related to amortization of deferred compensation during the three and six months ended August 31, 1999, respectively. The Company has adopted the disclosure requirements of Statement of Financial Accounting

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Standards No. 123 "Accounting for Stock-Based Compensation," which requires compensation expense to be recognized for disclosure purposes, based on the fair value of the options granted at the date of the grant.

SALES AND MARKETING EXPENSE

Sales and marketing expense consists primarily of costs, including salaries and sales commissions, of all personnel involved in the sales process and related expenses. Sales and marketing expense also includes costs of advertising and trade shows.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense includes all direct costs, primarily salaries for Company personnel and outside consultants, related to the development of new products and significant enhancements to existing products and are charged to operations as incurred until such time as technological feasibility is achieved.

3.       PRO FORMA EARNINGS (LOSS) PER SHARE

Pro forma earnings (loss) per share for the three and six month periods ended August 31, 1999 and 1998 are presented for informational purposes only and are not prepared in accordance with generally accepted accounting principles. Pro forma weighted average common shares outstanding assume completion of the Company's initial public offering at March 1, 1999.

Pro forma net income (loss) presents the operating results of Red Hat, excluding charges related to stock-based compensation and accretion on mandatorily redeemable preferred stock of $416,600 and $559,981 for the three and six month periods ended August 31, 1999, respectively.



                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                             AUGUST 31,                     AUGUST 31,
                                                    --------------------------      -------------------------
                                                        1999           1998             1999           1998
                                                    --------------------------      -------------------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss) available to common
    stockholders, as reported                       ($3,147,316)      $132,146      ($5,279,786)      $79,645

Pro forma net income (loss) per common share
      Basic                                              ($0.05)         $0.01           ($0.08)        $0.00
      Diluted                                            ($0.05)         $0.00           ($0.08)        $0.00

Proforma net income (loss), excluding stock
    based compensation and accretion on
    mandatorily redeemable preferred stock          ($2,730,716)      $132,146      ($4,719,805)      $79,645

Pro forma net income (loss) per common share
      Basic                                              ($0.04)         $0.01           ($0.07)        $0.00
      Diluted                                            ($0.04)         $0.00           ($0.07)        $0.00

Proforma weighted average shares outstanding
      Basic                                          67,835,538     23,500,000       66,532,172    23,500,000
      Diluted                                        67,835,538     40,842,800       66,532,172    40,840,274


RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


4.       STOCKHOLDERS' EQUITY

On August 11, 1999, the Company completed an initial public offering of common stock that resulted in the issuance of 6,000,000 shares of common stock with an initial public offering price of $14.00 per share. Automatically upon closing of the initial public offering, all of the then outstanding shares of mandatorily redeemable preferred stock were converted into 33,945,452 shares of common stock. In connection with the initial public offering, the Company offered the underwriters of the offering an option to purchase an additional 900,000 shares of common stock ("Underwriter's Over-allotment") at the offering's $14.00 per share offering price. This option was exercised on August 16, 1999. Proceeds to the Company from its initial public offering and the related Underwriter's Over-allotment, net of underwriting discounts and costs of the offering, were approximately $88.7 million.

5.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts payable and accounts receivable at August 31, 1999 and February 28, 1999 approximated their fair value due to the short-term nature of these items.

The fair value of the Company's short-term and long-term investments at August 31, 1999 and 1998 approximated their carrying values as these investments were primarily in short-term U.S. Government obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES, INCLUDING STATEMENTS REGARDING RED HAT'S STRATEGY, FINANCIAL PERFORMANCE, AND REVENUE SOURCES. THESE RISKS MAY CAUSE RED HAT'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS. FOR
A DETAILED DISCUSSION OF SUCH RISKS, SEE "--FACTORS AFFECTING FUTURE RESULTS".

                                    OVERVIEW

We are a leading developer and provider of open source software products and services, and have built a comprehensive web site dedicated to the open source software community. We were incorporated in Connecticut in March 1993 as ACC Corp., Inc. In September 1995, we changed our name to Red Hat Software, Inc. In September 1998, we reincorporated in Delaware. In June 1999, we changed our name to Red Hat, Inc. We have financed our activities to date through proceeds from the sale of equity securities and cash flows from operations.

Sales of Official Red Hat Linux have represented our principal source of revenue since its introduction in October 1994. We derive our software and related products revenue primarily from the sale of software products:

    -   through distributors to enterprise and retail accounts;

    - directly to individual users and enterprises through our REDHAT.COM web site and our call center; and

    - from original equipment manufacturers which license our software directly.

We recognize revenue from software product sales to distributors and original equipment manufacturers for which no support and subscription services are provided at the time our products are shipped, net of a reserve for estimated sales returns. This reserve is recognized based on our historical experience of these distributors' rates of sell-through to the end-user. We recognize revenue from the sale of software products to new distributors of our software products based upon sell-through to the end-user until we have sufficient historical experience with the distributor to allow the accurate estimation of sales returns.

Upon the release of Version 6.0 of Red Hat Linux, we began selling Official Red Hat Linux and Red Hat Secure Web Server with six months of support and subscription services . In accordance with the provisions of Statement of Position No. 97-2 "Software Revenue Recognition", we are recognizing all of the revenue from the sale of Version 6.0 of Official Red Hat Linux and Red Hat Secure Web Server ratably over the period that the support and subscription services are provided in proportion to the costs incurred to provide such support and subscription services as compared to estimated total costs to be incurred.

We have recently added new features, and intend to develop additional features and functionality, to our REDHAT.COM web site. We intend to develop additional features for our web site which we believe will result in both a substantial increase in the number of visitors who access our web site and increased advertising revenue. Advertising revenue is derived principally from short-term advertising contracts in which we typically guarantee a minimum number of impressions to be delivered to users over a specified period of time for a fixed fee. Advertising rates are typically measured on a cost per thousand impressions basis. Advertising revenue is recognized ratably in the period in which the advertisement is displayed, provided that we have no significant remaining obligations, at the lesser of the ratio of impressions delivered over total guaranteed impressions or the straight line basis over the term of the contract. If we do not meet minimum guaranteed impressions requirements, we defer recognition of the corresponding revenue until the minimum number of guaranteed impressions is achieved. We did not generate revenue from the sale of advertising on our web site until the first quarter of the current fiscal year. However, we believe that the expected increase in traffic on our web site, along with our focus on marketing our advertising services, will generate increased advertising revenue in the future.

Prior to March 1999, we did not provide any service offerings to our customers. In March 1999, we introduced comprehensive customer support and maintenance, custom development, consulting and education services.

Although these services generated only an insignificant amount of revenue through February 28, 1999, we earned $1.6 million in service revenue during the six months ended August 31, 1999, including $1.0 million during the three months ended August 31, 1999. We believe that because our revenue has historically been derived from product offerings, this expansion in and active marketing of our service offerings will cause our services revenue to continue to increase as a percentage of total revenue during the remainder of the current fiscal year. Revenue from support and maintenance agreements is deferred and recognized ratably over the term of the related agreement, which is typically one year. Revenue from custom development, consulting and education services, which includes offering training courses and hardware certification services, is recognized as the services are provided.

Our software products are sold worldwide, with most of our total revenue coming from North America, except for an insignificant amount of royalties received from international sources. In June 1999, we established international operations and had revenue of $0.3 million from these operations in the three months ended August 31, 1999. We expect that total revenue derived from sales outside North America will continue to increase as we expand these operations.

We have historically experienced fluctuations in our results of operations related to the release of major upgrades to Red Hat Linux. We believe that the anticipation by our customers of the release of these upgrades has resulted in, and will continue to result in, a decline in sales for several months prior to the release and an increase in sales immediately following the release. Prior to our release in May 1999 of Version 6.0 of Official Red Hat Linux, software product sales decreased, but after the release we experienced an immediate significant increase in both the volume and dollar amount of software product sales. In addition, we believe that revenue from the sale of Official Red Hat Linux and related products will decline as a percentage of total revenue in the future as we continue to expand our services offerings and execute our web initiative.

We plan to increase our sales through distributors as well as our direct sales through our web site. We also plan to enter into additional original equipment manufacturer relationships during the remainder of the current fiscal year and therefore expect that our revenue for this fiscal year from original equipment manufacturers will increase as a percentage of total revenue as compared to the fiscal year ended February 28, 1999.

We employed 191 people at August 31, 1999, compared to 57 people at August 31, 1998. This increase in headcount resulted primarily from:

    - an increase in administrative personnel as we recruited our management team;

    - an increase in support, maintenance, consulting and education personnel associated with our efforts to develop the infrastructure of our services organization;

    -    an increase in research and development personnel; and

    -    the commencement of international operations.

We expect to continue to increase expenses associated with our sales and marketing, research and development and general and administrative groups in anticipation of continued growth and expansion. Given the expected increase in headcount, we anticipate that we will need to either expand our existing offices or lease additional office space at a separate location within the next 12 to 18 months. We believe that this expansion will result in an increase in total facilities costs.

                              RESULTS OF OPERATIONS

THE FOLLOWING TABLE SETS FORTH THE RESULTS OF OPERATIONS FOR RED HAT EXPRESSED AS A PERCENTAGE OF TOTAL REVENUE. THE HISTORICAL RESULTS ARE NOT NECESSARILY INDICATIVE OF RESULTS TO BE EXPECTED FOR ANY FUTURE PERIOD.


                                                       THREE MONTHS ENDED   SIX MONTHS ENDED
                                                           AUGUST 31,           AUGUST 31,
                                                        -----------------   ----------------
                                                         1999      1998      1999       1998
                                                          (UNAUDITED)          (UNAUDITED)
Revenue:
         Software and related products                   74.5%     96.8%     72.4%     93.5%
         Web advertising                                  2.4%      0.0%      2.6%      0.0%
         Services and other                              23.1%      3.2%     25.0%      6.5%
                                                        -----------------   ----------------
             Total revenue                              100.0%    100.0%    100.0%    100.0%
                                                        -----------------   ----------------

Cost of revenue:
           Software and related products                 34.8%     35.1%     37.7%     38.7%
           Web advertising                                4.6%      0.0%      4.5%      0.0%
           Services and other                            20.9%      0.0%     18.9%      0.0%
                                                        -----------------   ----------------
             Total cost of revenue                       60.3%     35.1%     61.1%     38.7%
                                                        -----------------   ----------------

Gross profit                                             39.7%     64.9%     38.9%     61.3%
                                                        -----------------   ----------------

Operating expense:
         Sales and marketing                             55.4%     21.6%     56.5%     22.8%
         Research and development                        38.1%     20.4%     34.8%     21.1%
         General and administrative                      25.0%     14.7%     26.7%     14.4%
                                                        -----------------   ----------------
             Total operating expense                    118.5%     56.7%    118.0%     58.3%
                                                        -----------------   ----------------

Income (loss) from operations                           (78.8%)     8.2%    (79.1%)     3.0%
                                                        -----------------   ----------------

Other income (expense):
         Interest income                                  7.7%      0.7%      6.8%      0.8%
         Interest expense                                (0.0%)    (0.2%)    (0.2%)    (0.1%)
                                                        -----------------   ----------------
             Other income (expense), net                  7.7%      0.5%      6.6%      0.7%
                                                        -----------------   ----------------

Income before income taxes                              (71.1%)     8.7%    (72.5%)     3.7%

Provision for income taxes                                0.0%      2.8%      0.0%      1.6%
                                                        -----------------   ----------------

Net income (loss)                                       (71.1%)     5.9%    (72.5%)     2.1%

Accretion on mandatorily redeemable preferred stock      (0.9%)     0.0%     (1.2%)     0.0%
                                                        -----------------   ----------------

Net income (loss) available to common stockholders      (72.0%)     5.9%    (73.7%)     2.1%
                                                        -----------------   ----------------
                                                        -----------------   ----------------


THREE MONTHS ENDED AUGUST 31, 1999 AND 1998

TOTAL REVENUE

Total revenue increased to $4.4 million in the three months ended August 31, 1999 from $2.2 million in the three months ended August 31, 1998. The majority of our revenue for the three months ended August 31, 1999 came from customers located in the United States. However, in August 1999, we commenced international operations, and expect that our revenue from international sources will increase in the future.

SOFTWARE AND RELATED PRODUCTS REVENUE

Software and related products revenue is comprised primarily of revenue from sales of Official Red Hat Linux and related software products and sales of publications about Linux-based operating systems. Software and related products revenue increased to $3.3 million or 74.5% of total revenue in the three months ended August 31, 1999 from $2.2 million or 96.8% of total revenue in the three months ended August 31, 1998. The decrease in software and related products as a percentage of total revenue was due to the increase in services and other revenue.

Software products revenue increased to $3.2 million during the three months ended August 31, 1999 from $2.1 million for the three months ended August 31, 1998. The increase in software products revenue was due to increased sales of Official Red Hat Linux as a result of the release of Version 6.0 of Official Red Hat Linux in May 1999.

Related products revenue, which is comprised of revenue from the sale of books and other products, decreased to $30,000 during the three months ended August 31, 1999 compared to $0.1 million in the three months ended August 31, 1998.

WEB ADVERTISING REVENUE

Web advertising revenue is comprised of fees generated from short-term contracts with advertisers to display advertisements on our web site. Web advertising revenue increased to $0.1 million in the three months ended August 31, 1999 from zero in the three months ended August 31, 1998. As a percentage of total revenue, web advertising revenue increased to 2.4% in the three months ended August 31, 1999 from zero in the three months ended August 31, 1998. These increases were due to the commencement of our web initiative during the current fiscal year.

SERVICES AND OTHER REVENUE

Services and other revenue is comprised of support and maintenance fees, custom development fees, consulting and education fees and royalties received from licensing our trademarks. Services and other revenue increased to $1.0 million in the three months ended August 31, 1999 from $71,000 in the three months ended August 31, 1998. As a percentage of total revenue, services and other revenue increased to 23.1% in the three months ended August 31, 1999 from 3.2% in the three months ended August 31, 1998.

Services and other revenue was comprised of $0.9 million in services revenue and $70,000 in royalties for the three months ended August 31, 1999 as compared to $15,000 in services revenue and $55,000 in royalties for the three months ended August 31, 1998. The increase in services revenue resulted primarily from an increase in consulting and education revenue earned in the three months ended August 31, 1999 as we expanded our course offerings, and, to a lesser extent, from an increase in support and maintenance revenue as we began to sell support and maintenance services in March 1999. We expect services revenue to increase significantly in dollar amount and as a percentage of revenue as we continue to develop and expand our support and maintenance, custom development and consulting and education services and as we actively market these services.

COST OF REVENUE

COST OF SOFTWARE AND RELATED PRODUCTS

Cost of software and related products primarily consists of expenses we incur to manufacture, package and distribute our products and related documentation. These costs include expenses for physical media, literature and packaging, fulfillment and shipping. Also included are royalties paid by us for licensing third-party applications included in our software products. Cost of software and related products increased to $1.5 million in the three months ended August 31, 1999 from $0.8 million in the three months ended August 31, 1998. The increase in cost of software and related products was directly related to the increase in sales of software and related products. As a percentage of software and related products revenue, cost of software and related products increased to 46.7% in the three months ended August 31, 1999 from 36.2% in the three months ended August 31, 1998. This increase in cost of software and related products as a percentage of software and related products revenue was due to the commencement of our offering of support and subscription services with the sale of Version
6.0 of Official Red Hat Linux in May 1999.

COST OF WEB ADVERTISING

Cost of web advertising revenue includes the cost of developing the advertising and supporting the web site. Cost of web advertising revenue increased to $0.2 million in the three months ended August 31, 1999 from zero in the three months ended August 31, 1998. As a percentage of web advertising revenue, cost of web advertising revenue increased to 192.0% in the three months ended August 31, 1999, as compared to zero in the three months ended August 31, 1998. These increases were due to our offering web advertising for the first time during the current fiscal year.

COST OF SERVICES AND OTHER

Cost of services and other includes salaries of support and maintenance, custom development, consulting and education personnel and related costs. Cost of services and other for the three months ended August 31, 1999 was primarily comprised of costs of salaries and other related costs incurred for our training and certification programs. We incur no direct costs related to royalties received from the licensing of our trademarks to third parties. Cost of services and other increased to $0.9 million in the three months ended August 31, 1999 from zero in the three months ended August 31, 1998. As a percentage of services and other revenue, cost of services and other increased to 90.5% in the three months ended August 31, 1999 from zero in the three months ended August 31, 1998.

We expect cost of services and other to continue to increase as we expand our service offerings and develop our services organization. Cost of services and other as a percentage of services and other revenue is expected to vary significantly from period to period depending upon:

    -    the mix of services we provide;

    -    whether such services are provided by us or third-party contractors;
         and

    -    the overall utilization rate of our services staff.

GROSS PROFIT

Gross profit increased to $1.7 million in the three months ended August 31, 1999 from $1.5 million in the three months ended August 31, 1998. As a percentage of total revenue, gross profit decreased to 39.7% in the three months ended August 31, 1999 from 64.9% in the three months ended August 31, 1998. The increase in gross profit was due to the increased sales of our software products, which was primarily the result of the release of Version 6.0 of Official Red Hat Linux in May 1999. The decrease in gross profit as a percentage of revenue was the result of the increase in costs related to the expansion, development and marketing of our support service offerings during the current fiscal year.

OPERATING EXPENSE

SALES AND MARKETING

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and tradeshows. Sales and marketing expense increased to $2.4 million in the three months ended August 31, 1999 from $0.5 million in the three months ended August 31, 1998. As a percentage of total revenue, sales and marketing expense increased to 55.4% in the three months ended August 31, 1999 from 21.6% in the three months ended August 31, 1998. These increases were due to higher advertising and promotional costs incurred to promote the release of Version 6.0 of Official Red Hat Linux and to promote our web site and service offerings. These increases were also due to higher costs resulting from joint marketing arrangements with distributors. We expect sales and marketing expense to increase in dollar amount in the foreseeable future as we promote the expansion of our services offerings and web site and expand our international operations.

RESEARCH AND DEVELOPMENT

Research and development expense consists primarily of personnel and related costs for our software and web development efforts. Research and development expense increased to $1.7 million in the three months ended August 31, 1999 from $0.5 million in the three months ended August 31, 1998. As a percentage of total revenue, research and development expense increased to 38.1% in the three months ended August 31, 1999 from 20.4% in the three months ended August 31, 1998. These increases resulted from increased spending related to the development of our web initiative and costs incurred to complete the development of Version 6.0 of Official Red Hat Linux. We expect research and development expenses to continue to increase in dollar amount in the future as we continue to develop our web site and create additional features for Red Hat Linux.

GENERAL AND ADMINISTRATIVE

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, facilities and information systems expenses. General and administrative expense increased to $1.1 million in the three months ended August 31, 1999 from $0.3 million in the three months ended August 31, 1998. As a percentage of total revenue, general and administrative expense increased to 25.0% in the three months ended August 31, 1999 from 14.7% in the three months ended August 31, 1998. The increase in general and administrative expense resulted from:

    - an increase in payroll costs due to an increase in the number of general and administrative personnel;

    - an increase in legal and accounting costs due to our geographic expansion; and

    - an increase in facilities costs due to higher costs associated with our new headquarters.

We expect general and administrative expense to continue to increase in dollar amount in the next 12 months as we add administrative personnel to support our business expansion.

OTHER INCOME (EXPENSE), NET

Other income (expense) consists of interest income earned on cash deposited in money market accounts and other short-term investments, net of interest expense incurred on capital leases. Other income (expense), net increased to income of $0.3 million in the three months ended August 31, 1999 from income of $12,000 in the three months ended August 31, 1998. As a percentage of total revenue, other income (expense), net increased to 7.7% in the three months ended August 31, 1999 from 0.5% in the three months ended August 31, 1998. These increases resulted from higher average cash and investment balances in the three months ended August 31, 1999 as compared to the three months ended August 31, 1998 due to the receipt of proceeds from the sale of preferred stock in September 1998 and in February, March and April 1999, and proceeds from the sale of our common stock in our initial public offering in August 1999.

PROVISION FOR INCOME TAXES

Provision for income taxes decreased to zero for the three months ended August 31, 1999 from $62,000 in the three months ended August 31, 1998. The decrease in the provision for income taxes resulted from the decrease in our taxable income and an increase in our valuation allowance on our net deferred tax assets due to uncertainty of realization.

ACCRETION OF MANDATORILY REDEEMABLE PREFERRED STOCK

The increase in the accretion from mandatorily redeemable preferred stock to $39,000 in the three months ended August 31, 1999 from zero for the three months ended August 31, 1998 was a result of the fact that we had no outstanding mandatorily redeemable preferred stock prior to September 1998. Accretion of mandatorily redeemable preferred stock ceased with the completion of our initial public offering in August 1999 when all outstanding mandatorily redeemable preferred stock converted to common stock.


SIX MONTHS ENDED AUGUST 31, 1999 AND 1998

TOTAL REVENUE

Total revenue increased 89% to $7.2 million in the six months ended August 31, 1999 from $3.8 million in the six months ended August 31, 1998. The majority of our revenue for the six months ended August 31, 1999 originated from customers located in the United States. However, we commenced our international operations in August 1999, and accordingly, expect that our revenue from international sources will increase in the future.

SOFTWARE AND RELATED PRODUCTS REVENUE

Software and related products revenue increased to $5.2 million, or 72.4% of total revenue, in the six months ended August 31, 1999 from $3.5 million, or 93.5% of total revenue, in the six months ended August 31, 1998. The increase in software and related products revenue was due to the release of Version 6.0 of Official Red Hat Linux in May 1999. The decrease in software and related products as a percentage of total revenue was due to the increase in services and other revenue.

Software products revenue increased to $5.1 million during the six months ended August 31, 1999 from $3.3 million for the six months ended August 31, 1998. The increase in software products revenue was due to increased sales of Official Red Hat Linux, as a result of the release of Version 6.0 of Official Red Hat Linux in May 1999.

Related products revenue decreased to $75,000 during the six months ended August 31, 1999 compared to $0.2 million in the six months ended August 31, 1998.

WEB ADVERTISING REVENUE

Web advertising revenue increased to $0.2 million in the six months ended August 31, 1999 from zero in the six months ended August 31, 1998. As a percentage of total revenue, web advertising revenue increased to 2.6% in the six months ended August 31, 1999 from zero in the six months ended August 31, 1998. These increases were due to the commencement of our web initiative during the current fiscal year.

SERVICES AND OTHER REVENUE

Services and other revenue increased to $1.8 million in the six months ended August 31, 1999 from $0.2 million in the six months ended August 31, 1998. As a percentage of total revenue, services and other revenue increased to 25.0% in the six months ended August 31, 1999 from 6.5% in the six months ended August 31, 1998. The increase in services and other revenue resulted primarily from an increase in consulting and education revenue earned in the six months ended August 31, 1999 as we expanded our course offerings, and, to a lesser extent, an increase in support and maintenance revenue as we began to sell support and maintenance services during the second quarter of the current fiscal year.

COST OF REVENUE

COST OF SOFTWARE AND RELATED PRODUCTS

Cost of software and related products increased to $2.7 million in the six months ended August 31, 1999 from $1.5 million in the six months ended August 31, 1998. The increase in cost of software and related products was directly related to the increase in sales of software and related products. As a percentage of software and related products revenue, cost of software and related products increased to 52.0% in the six months ended August 31, 1999 from 41.4% in the six months ended August 31, 1998. This increase in cost of software and related products as a percentage of software and related products revenue was due to the commencement of our offering of support and subscription services with the sale of Version 6.0 of Official Red Hat Linux in May 1999.

COST OF WEB ADVERTISING

Cost of web advertising revenue increased to $0.3 million in the six months ended August 31, 1999 from zero in the six months ended August 31, 1998. As a percentage of web advertising revenue, cost of web advertising revenue increased to 175.5% in the six months ended August 31, 1999, as compared to zero in the six months ended August 31, 1998. These increases were due to the commencement of our web initiative during the current fiscal year.

COST OF SERVICES AND OTHER

Cost of services and other increased to $1.4 million in the six months ended August 31, 1999 from zero in the six months ended August 31, 1998. As a percentage of services and other revenue, cost of services and other increased to 75.7% in the six months ended August 31, 1999 from zero in the six months ended August 31, 1998. These increases were primarily due to the high costs associated with the development and expansion of consulting and education services and support and maintenance services during this period.

GROSS PROFIT

Gross profit increased to $2.8 million in the six months ended August 31, 1999 from $2.3 million in the six months ended August 31, 1998. As a percentage of total revenue, gross profit decreased to 38.9% in the six months ended August 31, 1999 from 61.3% in the six months ended August 31, 1998. The increase in gross profit was due to the increased sales of our software products, which was primarily the result of the release of Version 6.0 of Official Red Hat Linux in May 1999 and the increase in services and other revenue related to our consulting and education program. The decrease in gross profit as a percentage of revenue was the result of the increase in costs related to the expansion, development and marketing of our support service offerings.

OPERATING EXPENSE

SALES AND MARKETING

Sales and marketing expense increased to $4.1 million in the six months ended August 31, 1999 from $0.9 million in the six months ended August 31, 1998. As a percentage of total revenue, sales and marketing expense increased to 56.5% in the six months ended August 31, 1999 from 22.8% in the six months ended August 31, 1998. These increases were due to higher advertising and promotional costs incurred to promote the release of Version 6.0 of Official Red Hat Linux, the development of our web site and the expansion of our service offerings. These increases were also due to higher costs resulting from joint marketing arrangements with distributors.

RESEARCH AND DEVELOPMENT

Research and development expense increased to $2.5 million in the six months ended August 31, 1999 from $0.8 million in the six months ended August 31, 1998. As a percentage of total revenue, research and development expense increased to 34.8% in the six months ended August 31, 1999 from 21.1% in the six months ended August 31, 1998. These increases resulted from increased spending related to the development of our web initiative and costs incurred to complete the development of Version 6.0 of Official Red Hat Linux.

GENERAL AND ADMINISTRATIVE

General and administrative expense increased to $1.9 million in the six months ended August 31, 1999 from $0.5 million in the six months ended August 31, 1998. As a percentage of total revenue, general and administrative expense increased to 26.7% in the six months ended August 31, 1999 from 14.4% in the six months ended August 31, 1998. The increase in general and administrative expense resulted from:

    - an increase in payroll costs due to an increase in the number of general and administrative personnel;

    - an increase in legal and accounting costs due to our geographic expansion; and

    - an increase in facilities costs due to higher costs associated with our new headquarters.

OTHER INCOME (EXPENSE), NET

Other income (expense), net increased to income of $0.5 million in the six months ended August 31, 1999 from income of $27,000 in the six months ended August 31, 1998. As a percentage of total revenue, other income (expense), net increased to 6.6% in the six months ended August 31, 1999 from 0.7% in the six months ended August 31, 1998. These increases resulted from higher average cash and investment balances in the six months ended August 31, 1999 as compared to the six months ended August 31, 1998 due to the receipt of proceeds from the sale of preferred stock in September 1998 and in February, March and April 1999, as well as proceeds from the sale of our common stock in our initial public offering in August 1999.

PROVISION FOR INCOME TAXES

Provision for income taxes decreased to zero for the six months ended August 31, 1999 from $62,000 in the six months ended August 31, 1998. The decrease in the provision for income taxes resulted from the decrease in our taxable income and an increase in our valuation allowance on our net deferred tax assets due to uncertainty of realization.

ACCRETION OF MANDATORILY REDEEMABLE PREFERRED STOCK

The increase in the accretion from mandatorily redeemable preferred stock to $82,000 in the six months ended August 31, 1999 from zero for the six months ended August 31, 1998 was a result of the fact that we had no outstanding mandatorily redeemable preferred stock prior to September 1998.

LIQUIDITY AND CAPITAL RESOURCES

We have historically derived a significant portion of our liquidity and operating capital from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial public offering, and from cash flows from operations.

At August 31, 1999, cash and cash equivalents totaled $7.4 million, a decrease of $2.7 million as compared to February 28, 1999. The decrease in cash and cash equivalents resulted from the purchase of investments in debt securities of $93.8 million, cash used by operations of $1.8 million and $1.4 million for the purchase of office and computer equipment, partially offset by $2.8 million in proceeds from the exercise of common stock options and warrants, $3.2 million in net proceeds from issuance of mandatorily redeemable preferred stock in March 1999 and $88.7 million in net proceeds from our initial public offering of common stock in August 1999.

Cash used by operations of $1.8 million for the six months ended August 31, 1999, represented the net loss of $5.3 million, an increase in accounts receivable of $0.6 million, partially offset by an increase in accounts payable of $1.3 million and an increase in deferred revenue of $3.2 million. The increase in accounts receivable, accounts payable and deferred revenue resulted from the release of Version 6.0 Official Red Hat Linux to our distributors in late April 1999. This release resulted in increased sales which resulted in higher amounts of accounts receivable from distributors at August 31, 1999.

Cash used in investing activities was comprised of the purchase of investments in debt securities, net of maturities, of $93.8 million and purchases of office and computer equipment totaling $1.4 million.

Cash from financing activities of $94.6 million for the six months ended August 31, 1999 was comprised of $3.2 million in net proceeds from the sale of our preferred stock, $2.8 million in proceeds from the exercise of stock options and warrants and $88.7 million in net proceeds from the sale of our common stock in our initial public offering in August 1999.

We have experienced a substantial increase in our operating expenses since our inception in connection with the growth of our operations and staffing and the expansion of our services operation and web initiative. Our capital requirements during the fiscal year ending February 29, 2000 depend on numerous factors including the amount of resources we devote to:

    -    fund our domestic and international expansion;

    -    enhance our REDHAT.COM web site;

    -    improve and extend our service offerings;

    -    make possible investments in businesses, products and technologies; and

    - expand our sales and marketing programs and conduct more aggressive brand promotions.

We believe that the net proceeds from our initial public offering of common stock in August 1999, together with our cash flow from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We may need to raise additional funds, however, in order to fund more rapid expansion. We may seek to sell additional equity or debt securities or to obtain a credit facility. The sale of additional equity or debt securities, if convertible, could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot guarantee that financing will be available in amounts or on terms acceptable to us, if at all.

YEAR 2000 COMPLIANCE

The "Year 2000 Issue" refers generally to the problems that some software may have in determining the correct century for the year. For example, software and computer systems with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results.

We have defined "Year 2000 compliant" as the ability to:

    - correctly handle date information needed for the December 31, 1999 to January 1, 2000 date change;

    - function according to the product documentation provided for this date change, without changes in operation resulting from the advent of a new century, assuming correct configuration;

    - where appropriate, respond to two-digit date input in a way that resolves the ambiguity as to century in a disclosed, defined, and predetermined manner;

    - if the date elements in interfaces and data storage specify the century, store and provide output of date information in ways that are unambiguous as to century; and

    -    recognize the year 2000 as a leap year.

In November 1998, we formed a committee consisting of our Chief Financial Officer, our controller, a financial analyst and a systems administrator, as part of our effort to perform a coordinated audit of:

    -    our products;

    - the software components and applications with which our products are bundled; and

    -    the systems upon which we rely for our internal operations.

PRODUCTS

The committee has tested Version 4.2 and later versions of Red Hat Linux by accelerating the date within these software programs to December 31, 1999 and observing which software components failed as the date changed to January 1, 2000. These tests revealed that all of these versions of Red Hat Linux were Year 2000 compliant. In addition, in June 1999 we hired an independent contractor to test Versions 5.2 and 6.0 of Red Hat Linux for Year 2000 readiness. The independent contractor certified these products as Year 2000 compliant. In light of the testing results and certification, we do not plan to generate a contingency plan if either of these products is later found not to be Year 2000 compliant. We have not, however, tested any products other than Red Hat Linux. The Year 2000 committee plans to test or have these products tested by the end of November 1999.

If it is later determined that products that we have not tested are not Year 2000 compliant, we believe that we have the resources, either in-house or within the open source community, to quickly remedy any non-compliant products. If it is necessary to remedy problems related to the Year 2000 issue, such efforts could otherwise divert our resources from pursuing our business strategy. In addition, known or unknown errors or defects in our products could result in the delay or loss of revenue, diversion of development resources, damage to our reputation, or increased service and warranty costs, any of which could materially adversely affect our business, operating results or financial condition. Furthermore, some commentators have predicted significant litigation regarding Year 2000 compliance issues, and we are aware of such claims and actions against other software vendors. Because of the unprecedented nature of this litigation, it is uncertain whether or to what extent we may be affected by it.

THIRD-PARTY PRODUCTS

We bundle third-party applications and software components with Official Red Hat Linux. To date, the committee has made no assessment of and has no knowledge of third-party Year 2000 readiness. We intend to contact these third parties and remedy problems on a case-by-case basis, as problems arise. Because we believe that the costs associated with the failure of third-party products will not be material to our business, results of operations or financial condition, we do not intend to expend resources to seek out and correct problems before they arise. Accordingly, it is possible that some of our customers may experience difficulties related to third-party software, which may affect the performance of our products and may lead to adverse results such as an unusually high number of calls to our technical support department or other unusual requests for information or assistance. Responding to these requests may divert resources away from the execution of our business strategy. Moreover, failure of applications bundled with our software may reduce the value of our products, decrease or delay revenue, diminish our brand, give rise to breach of warranty claims or divert resources, any of which could materially adversely affect our business, results of operations and financial condition.

INTERNAL SYSTEMS

In August 1999, we evaluated our mission-critical internal systems for Year 2000 compliance, including computer hardware, software, web server, and other related equipment and systems, such as phone systems and networking security systems. Based on certifications from our information systems, telecommunications and information technology vendors, such as Oracle, Sun Microsystems, Veritas, Lucent, and Cisco regarding these systems, we believe that their level of Year 2000 preparedness is sufficient to permit us to proceed into the next millennium without any major disruptions to our internal equipment and systems. Additionally, the majority of our computer hardware, telecommunications systems, software, and networking hardware and software is new and all major systems are covered under manufacturer service warranties and on-support contracts. As a contingency, however, we are planning a controlled Year 2000 systems test "century rollover" in November 1999 to pinpoint any potential trouble areas and take corrective action, if necessary, prior to the end of this calendar year.

The lessor of our corporate headquarters has indicated that our offices are Year 2000 compliant. We currently house substantially all of our communications hardware and our other computer operations related to our web site on site at our facilities, although we have back-up and co-location hardware for our web site located at third-party facilities. The owners of facilities we plan to use for that purpose have also certified to us that all of their systems and facilities are Year 2000 compliant.

Since we have just recently opened offices in Ireland, the United Kingdom, Germany and Japan and may open additional offices in the future, the Year 2000 committee has begun to examine the global impact of Year 2000 issues, such as telecommunications and networking interfaces with vendors in foreign countries. Although we have tried to maintain a centralized approach to the management of distributed computing by establishing a sole-source vendor supplier policy worldwide, certain localizations and in-country implementations of our communications systems may require piece-by-piece testing for Year 2000 compliance. We are currently in the process of both seeking vendor Year 2000 vendor certification and end-to-end testing of our global systems, but complete systems testing will probably not be completed prior to December 31, 1999.

Based upon the foregoing, we do not believe that the costs involved in continuing to make our internal information technology and non-information technology systems Year 2000 compliant will be material, nor do we expect to incur material costs to upgrade or replace any non-compliant systems.

WORST CASE SCENARIO

We have not tested any of our products other than Red Hat Linux and have not tested software provided by, nor sought certifications from, third-parties bundling software with Official Red Hat Linux. Our reasonably likely worst case Year 2000 scenario would be that these products and bundled software from third-parties fail in the year 2000, resulting in a decreased demand for our products and damage to the Red Hat brand. In the event of a Year 2000 failure we would devote resources to correct it. Because we have skilled in-house developers and relationships with the open source community and third-parties whose software we bundle with Red Hat Linux, we believe we will be able to respond promptly to any failures that occur. The costs of such response and the diversion of resources, however, could have a material adverse effect on our business, results of operation and financial condition.

CONTINGENCY PLANS AND EXPECTED COSTS

The committee is in the process of developing further checklists of software applications to test and systems upon which we rely and, as we deem appropriate, we will seek certification documents from the developers and providers regarding Year 2000 compliance of their systems and products. The committee will develop contingency plans based on the responses regarding its critical systems that it receives, or does not receive, from its providers and developers. We presently expect that we will complete this effort in the fall of 1999.

To date, we have not expended a material amount of capital resources on Year 2000 compliance and do not anticipate future expenditures to be material to our business, results of operations or financial condition. We have not hired additional personnel to specifically address our Year 2000 compliance issues, and presently, we do not expect to do so. Through August 31, 1999, we have incurred approximately $300,000 in costs to make our internal systems Year 2000 compliant. These costs were primarily incurred to update our accounting and financial management software and systems. The product and testing expenditures to date relate primarily to on-going salary costs of personnel, including committee members, participating at various levels in our compliance efforts, as well as payments of approximately $30,000 to the independent contractor that tested Versions 5.2 and 6.0 of Red Hat Linux. All costs related to achieving Year 2000 readiness are being expensed as incurred, unless they relate to the cost of new software or hardware for our internal systems.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As issued, this statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, with earlier application encouraged. In May 1999, the Financial Accounting Standards Board delayed the effective date of this statement for one year, to all fiscal quarters of all fiscal years beginning after June 15, 2000. We do not currently nor do we intend in the future to use derivative instruments and therefore do not expect that the adoption of Statement of Accounting Standards No. 133 will have any impact on our financial position or results of operations.

In December 1998, the Accounting Standards Executive Committee issued Statement of Position No. 98-9, "Modification of Statement of Position No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions". Statement of Position No. 98-9 amends Statement of Position No. 97-2 to require recognition of revenue using the "residual method" in circumstances outlined in Statement of Position No. 98-9. Under the residual method, revenue is recognized as follows:

    - the total fair value of undelivered elements, as indicated by vendor specific objective evidence is deferred and subsequently recognized in accordance with the relevant sections of Statement of Position No. 97-2; and

    - the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

Statement of Position No. 98-9 is effective for transactions entered into in fiscal years beginning after March 15, 1999. Also, the provisions of Statement of Position No. 97-2 that were deferred by Statement of Position No. 98-4 will continue to be deferred until the date Statement of Position No. 98-9 becomes effective. We do not expect that the adoption of Statement of Position No. 97-2 will have any impact on our financial position or results of operations.

FACTORS AFFECTING FUTURE RESULTS

FORWARD-LOOKING STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. INVESTORS ARE CAUTIONED THAT STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q THAT ARE NOT STRICTLY HISTORICAL STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING CURRENT OR FUTURE FINANCIAL PERFORMANCE, MANAGEMENT'S PLANS AND OBJECTIVES FOR FUTURE OPERATIONS, PRODUCT PLANS AND PERFORMANCE, MANAGEMENT'S ASSESSMENT OF MARKET FACTORS, AND STATEMENTS REGARDING THE STRATEGY AND PLANS OF RED HAT AND ITS STRATEGIC PARTNERS, CONSTITUTE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF RED HAT'S FUTURE PERFORMANCE AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE RED HAT'S ACTUAL RESULTS IN THE FUTURE MATERIALLY TO DIFFER FROM THE FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, THE RISKS DETAILED BELOW AND IN RED HAT'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, COPIES OF WHICH MAY BE ACCESSED THROUGH THE SEC'S WEB SITE AT HTTP://WWW.SEC.GOV.

           RISKS RELATED TO OUR LINUX-BASED OPEN SOURCE BUSINESS MODEL

OUR BUSINESS MAY NOT SUCCEED BECAUSE OPEN SOURCE SOFTWARE BUSINESS MODELS ARE UNPROVEN

We have not demonstrated the success of our open source business model, which gives our customers the right freely to copy and distribute our software. No other company has built a successful open source business. Few open source software products have gained widespread commercial acceptance partly due to the lack of viable open source industry participants to offer adequate service and support on a long term basis. In addition, open source vendors are not able to provide industry standard warranties and indemnities for their products, since these products have been developed largely by independent parties over whom open source vendors exercise no control or supervision. If open source software should fail to gain widespread commercial acceptance, we would not be able to sustain our revenue growth and our business could fail.

WE MAY NOT SUCCEED IN SHIFTING OUR BUSINESS FOCUS FROM TRADITIONAL SHRINK-WRAPPED SOFTWARE SALES TO OFFERING SUBSCRIPTION-BASED PRODUCT AND SERVICES OFFERINGS

We have recently begun to focus our sales and marketing efforts on providing subscription-based products and services as opposed to relying on sales of shrink-wrapped software. This change has required us to expend significant financial and managerial resources and may ultimately not prove successful. The failure to successfully implement this transition of our sales model could materially adversely affect our operating results.

WE MAY BE UNABLE TO PREDICT THE FUTURE COURSE OF OPEN SOURCE TECHNOLOGY DEVELOPMENT, WHICH COULD REDUCE THE MARKET APPEAL OF OUR PRODUCTS AND DAMAGE OUR REPUTATION

We do not exercise control over many aspects of the development of open source technology. Historically at times different groups of open source software programmers have competed with each other to develop new technology. Typically one of those groups develops the technology that becomes more widely used than that developed by others. If we adopt new technology and incorporate it into our products, and competing technology becomes more widely used, the market appeal of our products may be reduced, which could harm our reputation, diminish the Red Hat brand and result in decreased revenue.

              RISKS RELATED TO OUR FINANCIAL RESULTS AND CONDITION

OUR LIMITED OPERATING HISTORY IN THE NEW AND DEVELOPING MARKET FOR LINUX-BASED OPERATING SYSTEMS MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS

Red Hat was formed in March 1993. We began offering Red Hat Linux in October 1994. Our limited operating history makes it difficult to evaluate the risks and uncertainties that we face. Our failure to address these risks and uncertainties could cause our business results to suffer and result in the loss of all or part of your investment.

WE EXPECT TO INCUR SUBSTANTIAL LOSSES IN THE FUTURE

We have incurred operating losses for most of our history, including the last 3 fiscal quarters. We expect to incur significant losses at least through the fiscal year ending February 28, 2001 as we substantially increase our sales and marketing, research and development and administrative expenses. In addition, we are investing considerable resources in our web initiative and to expand geographically. As a result, we cannot be certain when or if we will achieve sustained profitability. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

YOU SHOULD NOT RELY ON OUR QUARTERLY RESULTS OF OPERATIONS AS AN INDICATION OF OUR FUTURE RESULTS BECAUSE THEY FLUCTUATE SIGNIFICANTLY AND ARE DIFFICULT TO FORECAST

Due to our limited operating history and the unpredictability of our business, our revenue and operating results may fluctuate significantly from quarter to quarter and are difficult to forecast. We base our current and projected future expense levels in part on our estimates of future revenue. Our expenses are to a large extent fixed in the short term. We may not be able to adjust our spending quickly if our revenue falls short of our expectations. Accordingly, a revenue shortfall in a particular quarter would have a disproportionate adverse effect on our operating results for that quarter. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. Our future operating results may fall below expectations of securities analysts or investors, which would likely cause the market price of our common stock to decline significantly.

OUR FAILURE TO UPDATE AND MODERNIZE OUR INTERNAL SYSTEMS, PROCEDURES AND CONTROLS MAY PREVENT THE IMPLEMENTATION OF OUR BUSINESS STRATEGIES IN A RAPIDLY EVOLVING MARKET AND MAY RETARD OUR FUTURE GROWTH

Our operational and financial systems, procedures and controls, which were adequate for a small private company, have become outdated as we have grown. Since March 1, 1998, we have more than tripled the number of our employees. To accommodate this growth, we have evaluated our financial and operational systems, procedures and controls. Although we have revised and updated most of them, if we continue our rapid growth, we may not be able to improve our transaction processing and reporting systems and procedures, or expand and train our expanding workforce quickly enough to maintain a competitive position in our markets. In addition, failure to quickly replace obsolete systems, procedures and controls could impede our management's decision-making abilities. This, in turn, may impair our ability to pursue business opportunities and may hamper future growth.

OUR MANAGEMENT TEAM MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS STRATEGIES BECAUSE IT HAS ONLY RECENTLY BEGUN TO WORK TOGETHER

Our business is highly dependent on the ability of our management to work together effectively to meet the demands of our growth. Several members of our senior management, including our President, Matthew Szulik, our Chief Operating Officer, Tim Buckley and our Chief Marketing Officer, Tom Butta, have been employed by us for a relatively short period of time. We continue to actively search for a new Chief Financial Officer and hope to hire one within the next few months. These individuals have only worked together as a management team for a relatively short period of time. In addition, the members of our management team who have been with us since 1997 or earlier have had only limited experience managing a rapidly growing company on either a public or private basis. The failure of our management team to work together effectively could prevent efficient decision-making by our executive team, affecting product development and sales and marketing efforts, which would negatively impact our operating results.

WE MAY LACK THE FINANCIAL AND OPERATIONAL RESOURCES NEEDED TO INCREASE OUR MARKET SHARE AND COMPETE EFFECTIVELY WITH MICROSOFT, OTHER ESTABLISHED OPERATING SYSTEMS DEVELOPERS AND OTHER SERVICE AND SUPPORT PROVIDERS

In the market for operating systems, we face significant competition from larger companies with greater financial resources and name recognition than we have. These competitors, which offer hardware-independent multi-user operating systems for Intel platforms and/or UNIX-based operating systems, include Microsoft, Novell, IBM, Sun

Microsystems, The Santa Cruz Operation, AT&T, Compaq, Hewlett-Packard, Olivetti and Unisys. We do not believe that any of these competitors currently produces and markets any open source software products.

As we increase our services offerings, we may face competition from larger and more capable companies that currently service and support other operating systems, particularly UNIX-based operating systems, due to the fact that Linux-and UNIX-based operating systems share many common features. These companies may be able to leverage their existing service organizations and provide higher levels of support on a more cost-effective basis than we can. We may not be able to compete successfully with these current or potential competitors.

IF WE FAIL TO ESTABLISH AND MAINTAIN STRATEGIC DISTRIBUTION AND OTHER COLLABORATIVE RELATIONSHIPS WITH INDUSTRY-LEADING COMPANIES, WE MAY NOT BE ABLE TO ATTRACT AND RETAIN A LARGER CUSTOMER BASE

Our success depends on our ability to continue to establish and maintain strategic distribution and other collaborative relationships with industry-leading hardware manufacturers, distributors, software vendors and enterprise solutions providers. These relationships allow us to offer our products and services to a much larger customer base than we would otherwise be able to through our direct sales and marketing efforts. We may not be able to maintain these relationships or replace them on attractive terms.

In addition, our existing strategic relationships do not, and any future strategic relationships may not, afford us any exclusive marketing or distribution rights. As a result, the companies with which we have strategic alliances are free to pursue alternative technologies and to develop alternative products and services in addition to or in lieu of our products and services, either on their own or in collaboration with others, including our competitors. Moreover, we cannot guarantee that the companies with which we have strategic relationships will market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support.

ANY DISRUPTION IN OUR RELATIONSHIPS WITH OUR TWO LARGEST DISTRIBUTORS, ON WHOM WE RELY FOR A SIGNIFICANT PERCENTAGE OF OUR PRODUCT REVENUE, COULD CAUSE OUR REVENUE TO DECLINE

We are highly dependent on revenue from sales to our two largest distributors, Frank Kasper & Associates and Ingram Micro, who together accounted for a significant percentage of our total revenue for the fiscal year ended February 28, 1999 and for the six months ended August 31, 1999. These distributors are not obligated to purchase products from us and the loss of one or both of these distributors, or a reduction in the amount of product sales generated by them, could significantly reduce our product revenue.

WE MAY NOT BE ABLE TO GENERATE ENOUGH ADDITIONAL REVENUE FROM OUR PLANNED INTERNATIONAL EXPANSION TO OFFSET THE COSTS ASSOCIATED WITH ESTABLISHING AND MAINTAINING FOREIGN OPERATIONS

A key component of our growth strategy is to expand our presence in foreign markets. We have recently established subsidiaries in Ireland, the UK, Germany and Japan, and are considering further expansion world-wide. We may also enter other markets as opportunities arise. It will be costly to establish international facilities and operations, promote our brand internationally, and develop localized web sites and other systems. Revenue from international activities may not offset the expense of establishing and maintaining these foreign operations. In addition, because we have little experience in marketing and distributing products or services for these markets, we may not benefit from any first-to-market advantages.

WE MAY NOT BE ABLE TO MEET THE OPERATIONAL AND FINANCIAL CHALLENGES THAT WE WILL ENCOUNTER AS OUR INTERNATIONAL OPERATIONS EXPAND

As we expand our international operations, we face a number of additional challenges associated with the conduct of business overseas. For example:

    - we may have difficulty managing and administering a globally-dispersed business;

    - fluctuations in exchange rates may negatively affect our operating results;

    - we may not be able to repatriate the earnings of our foreign operations;

    - we have to comply with a wide variety of foreign laws with which we are not familiar;

    - we may not be able to adequately protect our trademarks overseas due to the uncertainty of laws and enforcement in certain countries relating to the protection of intellectual property rights;

    - reductions in business activity during the summer months in Europe and certain other parts of the world could negatively impact the operating results of our foreign operations;

    - export controls could prevent us from shipping our products into and from some markets;

    - multiple and possibly overlapping tax structures could significantly reduce the financial performance of our foreign operations;

    - we may not be able to hire and train employees who can effectively conduct business in our new foreign markets;

    - changes in import/export duties and quotas could affect the competitive pricing of our products and services and reduce our market share in some countries; and

    - economic or political instability in some international markets could result in the forfeiture of some foreign assets and the loss of sums spent developing and marketing those assets.

EXPANDING OUR SERVICES BUSINESS WILL BE COSTLY AND MAY NOT RESULT IN ANY BENEFIT TO US

We have recently expanded our strategic focus to place additional emphasis on consulting, custom development, education and support services, from which we have only begun to derive a significant amount of revenue. We cannot be certain that our customers will engage our professional services organization to assist with support, consulting, custom development, training and implementation of our products. We also cannot be certain that we can attract or retain a sufficient number of the highly qualified services personnel that the expansion of our services business will need. In addition, this expansion has required, and will continue to require, significant additional expenses and development, financial and operational resources. The need for these additional resources will place further strain on our management, financial and operational resources and may make it more difficult for us to achieve and maintain profitability.

WE MAY NOT BE ABLE TO EFFECTIVELY ATTRACT AND PRESERVE RELATIONSHIPS WITH ENTERPRISE CUSTOMERS, WHICH COULD ADVERSELY AFFECT REVENUE

Historically, we focused our sales and marketing efforts on product sales to individuals. We are, however, currently investing extensively to attract enterprise customers. These enterprise customers expect diverse and extensive service programs, and if we are unable to successfully expand and enhance our service offerings, we may not be able to meet these customers needs and, consequently, our revenue will suffer.

ATTEMPTS TO EXPAND BY MEANS OF BUSINESS COMBINATIONS AND STRATEGIC ALLIANCES MAY NOT BE SUCCESSFUL AND MAY HARM OUR OPERATIONAL EFFICIENCY, FINANCIAL PERFORMANCE AND RELATIONSHIPS WITH EMPLOYEES AND THIRD PARTIES

We may expand our operations or market presence by entering into business combinations, investments, joint ventures or other strategic alliances with hardware manufacturers, software vendors, internet companies, open source software developers or other companies both in the United States and internationally. Our ability to expand in this way may be limited due to the many financial and operational risks accompanying these transactions. For example:

    - we may have difficulty assimilating the operations, technology and personnel of the combined companies;

    - our business may be disrupted by the allocation of resources needed to consummate these transactions;

    - we may have problems retaining key technical and managerial personnel from acquired companies;

    - we may experience one-time in-process research and development charges and ongoing expenses associated with the amortization of goodwill and other purchased intangible assets;

    - our stockholders will suffer dilution if we issue equity to fund these transactions;

    - acquired businesses may initially be unprofitable, resulting in our assumption of operating losses and increased expenses;

    - our reputation may be harmed if the open source development community does not approve of these transactions; and

    - our relationships with existing employees, customers and business partners may be weakened or terminated as a result of these transactions.

                     RISKS RELATED TO OUR INTERNET STRATEGY

WE MAY FAIL TO PROMOTE AND ENHANCE OUR WEB SITE EFFECTIVELY, WHICH MAY PREVENT US FROM ATTRACTING NEW VISITORS, ADVERTISERS OR ELECTRONIC COMMERCE PARTNERS TO OUR WEB SITE

Continuing to enhance the REDHAT.COM web site is critical to our ability to increase our revenue. In order to attract and retain internet users, advertisers and electronic commerce partners, we intend to substantially increase our expenditures for further enhancing and developing our web site. Our success in promoting and enhancing the REDHAT.COM web site will also depend on our ability to provide high quality content, features and functionality. If we fail to promote our web site successfully or if visitors to our web site or advertisers do not perceive our services to be useful, current or of high quality, our ability to generate revenue from our web site will be significantly impaired.

BECAUSE THERE IS NO INDUSTRY STANDARD FOR THE MEASUREMENT OF THE EFFECTIVENESS OF INTERNET ADVERTISING, ADVERTISERS MAY NOT INCREASE OR EVEN MAINTAIN THEIR CURRENT LEVELS OF INTERNET ADVERTISING, WHICH WOULD PREVENT US FROM GENERATING A SIGNIFICANT AMOUNT OF REVENUE FROM OUR WEB SITE

As we execute our internet strategy, we expect to derive an increasing percentage of our revenue from sponsorships and advertising on our web site. We may not generate this revenue if advertisers do not maintain or increase their current levels of internet advertising. As there is no industry standard for the measurement of the effectiveness of internet advertising, advertisers that currently advertise on the internet may reduce or eliminate this form of advertising and advertisers that have traditionally relied upon other advertising media may be reluctant to begin to advertise on the internet. Moreover, widespread adoption of currently available software programs that limit or prevent advertisements from being delivered to an internet user's computer would negatively affect the commercial viability of internet advertising and would further deter advertisers from increasing or maintaining current levels of internet advertising. Our ability to successfully execute our internet strategy will be adversely affected if the market for internet advertising fails to develop or develops more slowly than expected.

WE MAY NOT BE ABLE TO RESPOND QUICKLY TO NEW PRICING MODELS FOR ADVERTISING, WHICH COULD PREVENT US FROM ATTRACTING QUALITY SPONSORS TO OUR WEB SITE

Different pricing models are used to sell advertising on the internet. It is difficult to predict which, if any, will emerge as the industry standard. If we cannot quickly and successfully respond to changes in pricing models for internet advertising, or identify and adopt any industry standards that may emerge, we will not be able to attract a sufficient number of quality sponsors and our internet advertising strategy will fail.

WE MAY BE UNABLE TO ADEQUATELY MEASURE THE DEMOGRAPHICS OF VISITORS TO OUR WEB SITE, WHICH IS CRITICAL TO OUR ABILITY TO ATTRACT ADVERTISING REVENUE

It is important to our advertisers that we accurately measure the demographics of the visitors to our web site. While we have not committed significant resources to the measurement of demographics to date, we are currently implementing systems designed to record demographic data on our web site's visitors. This implementation may be costly, and if not done effectively, may not permit us to accurately measure the demographic characteristics of our web site's visitors. Until these new systems are functional, we will continue to rely on third parties to provide some of these measurement services. These third-party services, however, may not accurately or completely measure the demographics of our web site's visitors. If these parties were unable to provide services or do not provide accurate or complete services, we would need to obtain them from other providers, which might not be readily available. Companies may choose not to advertise on our web site or may pay less for advertising if they do not perceive our measurements or measurements made by third parties to be reliable.

                       RISKS RELATED TO LEGAL UNCERTAINTY

WE ARE VULNERABLE TO CLAIMS THAT OUR PRODUCTS INFRINGE THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS PARTICULARLY BECAUSE OUR PRODUCTS ARE COMPRISED OF MANY DISTINCT SOFTWARE COMPONENTS DEVELOPED BY THOUSANDS OF INDEPENDENT PARTIES

We may be exposed to future litigation based on claims that our products infringe the intellectual property rights of others. This risk is exacerbated by the fact that most of the code in our products is developed by independent parties over whom we exercise no supervision or control. Claims of infringement could require us to reengineer our products or seek to obtain licenses from third parties in order to continue offering our products. In addition, an adverse legal decision affecting our intellectual property, or the use of significant resources to defend against this type of claim, could place a significant strain on our financial resources and harm our reputation.

OUR EFFORTS TO PROTECT OUR TRADEMARKS MAY NOT BE ADEQUATE TO PREVENT THIRD PARTIES FROM MISAPPROPRIATING OUR INTELLECTUAL PROPERTY RIGHTS

Our most valuable intellectual property is our collection of trademarks. The protective steps we have taken in the past have been, and may in the future continue to be, inadequate to deter misappropriation of our trademark rights. Although we do not believe that we have suffered any material harm from misappropriation to date, we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our trademark rights. We have registered some of our trademarks in the United States, Europe and Australia and have other trademark applications pending in Australia, Canada, Japan and other countries. Effective trademark protection may not be available in every country in which we offer or intend to offer our products and services. Failure to adequately protect our trademark rights could damage or even destroy the Red Hat brand and impair our ability to compete effectively. Furthermore, defending or enforcing our trademark rights could result in the expenditure of significant financial and managerial resources.

OUR SOFTWARE PRODUCTS, AS WELL AS THOSE OF OUR CUSTOMERS AND SUPPLIERS, COULD FAIL AS A RESULT OF THE YEAR 2000 PROBLEM

We have conducted a review of Red Hat Linux and our internal systems to identify functions that need correction to be "Year 2000 compliant". We have not, however, tested our other products and have not tested or sought certifications from third parties bundling software applications and components with Official Red Hat Linux. Any failure by our products or third-party software bundled with our products to function in the Year 2000 may decrease the value of our products, give rise to warranty claims and tarnish the Red Hat brand. Additionally, the Year 2000 problem may affect us by causing disruptions in the business operations of, or delay technology purchases by, companies with which we do business, such as customers and suppliers causing a decrease in our product revenue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compliance".

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Most of our cash equivalents, investments and capital lease obligations are at fixed interest rates, and therefore the fair market value of these instruments is affected by changes in market interest rates. As of August 31, 1999, all of our cash equivalents mature within 90 days and we have the ability to liquidate our investments every 90 days. Because our investment portfolio is primarily comprised of short-term investments in debt securities, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

PART II.      OTHER INFORMATION

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 11, 1999 the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (File number 333-80051), relating to the initial public offering of the Company's Common Stock, $.0001 par value. The offering commenced on August 11, 1999 and all shares covered by the Registration Statement were sold. The proceeds to the Company, net of underwriting discounts and costs, was approximately $88.7 million. As of August 31, 1999, the Company had not spent any proceeds, and has invested all of such proceeds in investment grade, interest-bearing securities. None of the net proceeds from the IPO were used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of the Company's equity securities, or affiliates of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:


EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
    11.1                Statement Regarding Computation of Per Share Earnings.
    27.1                Financial Data Schedule


(b)      There were no reports on Form 8-K filed for the quarter ended
August 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  RED HAT, INC.



Date:  October 14, 1999           By: /s/ Robert F. Young
                                     ------------------------
                                     Robert F. Young
                                     Chief Executive Officer

                                  EXHIBIT INDEX



EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
    11.1                Statement Regarding Computation of Per Share Earnings.
    27.1                Financial Data Schedule
