Form 10-Q
period 1999-11-30
RED HAT INC
filed 2000-01-14
CIK 1087423

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

         (MARK ONE)

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarter ended November 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

                         COMMISSION FILE NUMBER 0-26281



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

Yes  X   No
    ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         As of January 12, 2000, there were 148,945,826 shares of common stock outstanding.

================================================================================

                                  RED HAT, INC.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION:

ITEM 1:  FINANCIAL STATEMENTS

             Consolidated Balance Sheets at November 30,
                  1999 (unaudited) and February 28, 1999...................3

             Consolidated Statements of Operations for the
                  Three and Nine months Ended November 30, 1999
                  and 1998 (unaudited).....................................4

             Consolidated Statements of Cash Flows for the
                  Nine Months Ended November 30, 1999
                  and 1998 (unaudited).....................................5

             Notes to Consolidated Financial Statements....................6

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS..........................10

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......36

PART II -  OTHER INFORMATION:

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS........................37

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.................................37

SIGNATURES

EXHIBIT INDEX

PART I.           FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


RED HAT, INC.
CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------
                                                                November 30,      February 28,
                                                                    1999              1999
                                                                ------------      ------------
                                                                (unaudited)
                         ASSETS

Current assets:
   Cash and cash equivalents                                   $  11,997,157    $  10,055,227
   Short-term investments                                          7,630,705        2,037,992
   Accounts receivable, net                                        4,536,431        1,241,338
   Inventory                                                       1,853,711          345,630
   Prepaid expenses                                                  736,580          173,730
                                                               -------------    -------------

       Total current assets                                       26,754,584       13,853,917

Property and equipment, net                                        5,095,166        1,270,576
Other assets, net                                                  1,814,781          151,310
Investments                                                       76,633,119             --
                                                               -------------    -------------

       Total assets                                            $ 110,297,650    $  15,275,803
                                                               =============    ==============

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:

   Accounts payable                                            $   4,589,370    $   2,087,305
   Royalties payable                                                 221,343          144,074
   Accrued expenses                                                2,167,704          379,757
   Deferred revenue                                                4,123,853           33,352
   Current portion of capital lease obligations                      457,581          108,897
                                                               -------------    -------------

       Total current liabilities                                  11,559,851        2,753,385

Capital lease obligations                                            203,012          419,778

Mandatorily redeemable preferred stock:                                 --         12,107,419

Stockholders' equity (deficit):

   Common stock                                                       13,758            4,770
   Additional paid-in capital                                    115,142,628          425,079
   Deferred compensation                                          (7,115,756)            --
   Accumulated other comprehensive income                           (212,289)            --
   Accumulated deficit                                            (9,293,554)        (434,628)
                                                               -------------    -------------

       Total stockholders' equity (deficit)                       98,534,787           (4,779)
                                                               -------------    -------------

       Total liabilities and stockholders' equity (deficit)    $ 110,297,650    $  15,275,803
                                                               =============    ==============


   The accompanying notes are an integral part of these financial statements.
                                      - 3 -


RED HAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------------------------------------


                                                        THREE MONTHS ENDED              NINE MONTHS ENDED

                                                            NOVEMBER 30,                  NOVEMBER 30,

                                                  ------------------------------ -------------------------------
                                                  ------------------------------ -------------------------------
                                                       1999            1998            1999             1998

                                                                            (UNAUDITED)
Revenue:

     Software and related products              $   3,369,000    $   2,964,120    $   8,559,330    $   6,505,082
     Web                                              440,668             --            626,384             --
     Services and other                             1,618,732          360,082        3,409,967          607,985
                                                -------------    -------------    -------------    -------------
         Total revenue                              5,428,400        3,324,202       12,595,681        7,113,067
                                                -------------    -------------    -------------    -------------
Cost of revenue:

       Software and related products                2,037,873        1,179,367        4,738,312        2,647,025
       Web                                            300,795             --            626,756             --
       Services and other                             691,962             --          2,048,770             --
                                                -------------    -------------    -------------    -------------
         Total cost of revenue                      3,030,630        1,179,367        7,413,838        2,647,025
                                                -------------    -------------    -------------    -------------

Gross profit                                        2,397,770        2,144,835        5,181,843        4,466,042
                                                -------------    -------------    -------------    -------------
Operating expense:

     Sales and marketing                            3,649,667          780,715        7,609,146        1,644,838
     Research and development                       1,821,032          623,791        4,157,907        1,422,469
     General and administrative                     1,187,267          502,110        2,870,778        1,046,279
     Stock-based compensation                         531,995             --          1,009,503             --
     Mergers and acquisitions                         123,887             --            123,887             --
                                                -------------    -------------    -------------    -------------
         Total operating expense                    7,313,848        1,906,616       15,771,221        4,113,586
                                                -------------    -------------    -------------    -------------

Income (loss) from operations                      (4,916,078)         238,219      (10,589,378)         352,456
                                                -------------    -------------    -------------    -------------

Other income (expense), net                         1,336,938           34,746        1,812,925           61,812
                                                -------------    -------------    -------------    -------------

Income before income taxes                         (3,579,140)         272,965       (8,776,453)         414,268

Provision for income taxes                               --           (153,028)            --           (214,686)
                                                -------------    -------------    -------------    -------------

Net income (loss)                                  (3,579,140)         119,937       (8,776,453)         199,582

Accretion on mandatorily redeemable preferred
stock                                                    --            (16,000)         (82,473)         (16,000)
                                                -------------    -------------    -------------    -------------

Net income (loss) available to common
stockholders                                    $  (3,579,140)   $     103,937    $  (8,858,926)    $    183,582
                                                =============    =============    =============     =============

Net income (loss) per common share:

     Basic                                            (0.0260)          0.0022          (0.1050)          0.0039
     Diluted                                          (0.0260)          0.0010          (0.1050)          0.0021

Weighted average common shares outstanding:

     Basic                                        137,577,221       47,157,385       84,354,922       47,052,080
     Diluted                                      137,577,221      105,048,460       84,354,922       89,502,057

   The accompanying notes are an integral part of these financial statements.
                                      - 4 -


RED HAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------

                                                                                     NINE MONTHS ENDED
                                                                                        NOVEMBER 30,
                                                                                -----------------------------
                                                                                    1999            1998

                                                                                         (UNAUDITED)

Cash flows from operating activities:

   Net income (loss)                                                       $  (8,776,453)   $     199,582
     Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:

         Depreciation and amortization                                           736,192          127,140
         Deferred compensation                                                 1,009,503             --
         Provision for doubtful accounts                                         212,085           55,558
         Deferred revenue                                                      4,090,501          (19,386)
         Changes in operating assets and liabilities:
           Accounts receivable                                                (3,507,178)        (652,318)
           Inventory                                                          (1,508,081)          22,045
           Prepaid expenses                                                     (562,850)         124,257
           Other assets                                                       (1,668,710)        (421,832)
           Accounts payable                                                    2,502,065          556,242
           Royalties payable                                                      77,269          (49,682)
           Accrued expenses                                                    1,787,947          863,301
                                                                           -------------    -------------
             Net cash provided by (used in) operating activities              (5,607,710)         804,907
                                                                           -------------    -------------

Cash flows from investing activities:

   Purchase of investment securities                                        (154,220,661)            --
   Proceeds from maturity of investment securities                            71,750,316             --
   Purchase of equipment                                                      (4,285,391)        (226,260)
                                                                           -------------    -------------
             Net cash used in investing activities                           (86,755,736)        (226,260)
                                                                           -------------    -------------

Cash flows from financing activities:

   Repayments on notes payable                                                      --             21,186
   Proceeds from issuance of mandatorily redeemable preferred stock, net       3,180,628        6,889,263
   Proceeds from issuance of common stock, net                                88,466,929             --
   Proceeds from exercise of common stock options and warrants                 2,763,829             --
   Payments on capital lease obligations                                        (138,234)            --
                                                                           -------------    -------------
             Net cash provided by financing activities                        94,273,152        6,910,449
                                                                           -------------    -------------

Effect of exchange rate changes on cash and cash equivalents                      32,224             --

Net increase in cash and cash equivalents                                      1,941,930        7,489,096

Cash and cash equivalents beginning of the period                             10,055,227        1,292,562
                                                                           -------------    -------------

Cash and cash equivalents end of period                                    $  11,997,157    $   8,781,658
                                                                           =============    =============



   The accompanying notes are an integral part of these financial statements.
                                      - 5 -

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.   NATURE OF BUSINESS

BUSINESS ACTIVITY

Red Hat, Inc. ("Red Hat", and together with its subsidiaries, the "Company") is a leading global developer and provider of open source software and solutions, and has built a comprehensive web site dedicated to the open source software community. Red Hat, Inc. was incorporated in Connecticut in March 1993 as ACC Corp., Inc. In September 1995 ACC Corp., Inc. changed its name to Red Hat Software, Inc. In September 1998, Red Hat Software, Inc. reincorporated in Delaware. In June 1999, Red Hat Software, Inc. changed its name to Red Hat, Inc.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANCIAL INFORMATION

The interim consolidated financial statements as of November 30, 1999 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at February 28, 1999 has been derived from the audited consolidated financial statements at that date. Operating results for the three-month and nine-month periods ended November 30, 1999 are not necessarily indicative of the results that may be expected for the year ending February 29, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended February 28, 1999 included in Red Hat's Registration Statement on Form S-1 (File No. 333-80051).

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

INVESTMENTS

The Company's investments at February 28, 1999 were in debt securities which were classified as held-to-maturity and were carried at amortized cost in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Investments in Debt and Equity Securities" ("SFAS No. 115"), as the Company had both the positive intent and ability to hold them to maturity. Investments with a maturity period of greater than one year at the date of purchase are recorded as long-term investments.

During the nine month period ended November 30, 1999, all of the Company's investments matured or were sold and re-invested in new securities. The Company's investments at November 30, 1999 are in debt and equity securities. The Company has classified these investments as available for sale and is carrying these investments at market value in accordance with SFAS No. 115. The Company's investments are considered available for sale as

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

these securities could potentially be sold in response to needs for liquidity, changes in the availability of and yield on alternative instruments or changes in funding sources or terms.

REVENUE RECOGNITION

Revenue from the sale of software products for which no technical support is provided are generally recognized upon shipment of the products, net of estimated returns. A reserve for sales returns is recognized for sales of software products to distributors, who have right of return, based on the Company's historical experience of sell-through to the end-user by the distributor. The Company recognizes revenues from the sale of software products to new distributors of its software products based upon sell-through to the end-user until the Company has sufficient historical experience with the distributor to allow the accurate estimation of sales returns.

Upon the release of Version 6.0 of Official Red Hat Linux in May 1999, the Company began providing certain telephone and e-mail technical support services with Official Red Hat Linux and Red Hat Secure Web Server for a period of 90 days from the date of registration of the software products for no additional fee. In June 1999, the Company also began to provide to purchasers of Official Red Hat Linux and Red Hat Secure Web Server certain subscription services for a period of six months from the date of registration of the software products. In October 1999, the Company released Version 6.1 of Red Hat Linux and included the Secure Web Server product in the "professional" version of Version 6.1 of Official Red Hat Linux. In accordance with the provisions of Statement of Position No. 97-2, "Software Revenue Recognition", the Company is recognizing all of the revenue from the sale of Versions 6.0 and 6.1 of Official Red Hat Linux over the period that the technical support and subscription services are provided, as the Company generally does not sell these specific support and subscription services separately and therefore does not have vendor specific objective evidence of the fair value of these services. These revenues are recognized ratably over the period that the technical support and subscription services are provided in proportion to the costs incurred to provide such technical support and subscription services as compared to the estimated total costs to be incurred. The Company currently does not provide support and maintenance services as part of the fee for any of its software products, other than Official Red Hat Linux.

Revenue for technical support and maintenance services, other than installation support, is deferred and recognized ratably over the term of the agreement, which is typically twelve months.

Revenue from customer training and education and other services is recognized at the date the services are performed.

Royalty revenue, which is included in services and other revenue, is comprised primarily of royalties received from the sale of rights to the Company's brand and trademark and royalties received from international distributors of the Company's products. Royalty revenue is recognized when received. Revenue from the sale of books published by the Company, which is included in software and related products revenue, is recognized at the date of shipment, net of a reserve for estimated returns.

Web revenue relating to advertising is recognized ratably in the period in which the advertisement is displayed, provided that the Company has no significant remaining obligations, at the lesser of the ratio of impressions delivered over total guaranteed connections to the advertiser's web site or the straight line basis over the term of the contract. If minimum guaranteed connections are not met, the Company defers recognition of the corresponding revenue until the guaranteed connections are achieved. The Company did not generate revenue from the sale of advertising on its web site during the fiscal year ended February 28, 1999. The Company began selling advertising space on its web site in May 1999.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

STOCK-BASED COMPENSATION

The Company accounts for stock based compensation based on the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the fair value per share of the Company's common stock on the grant date. In the event that stock options are granted with an exercise price below the fair market value of the Company's common stock at the grant date, the difference between the fair market value of the Company's common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense over the vesting period of the stock option. The Company recognized $1,009,503 in non-cash compensation expense related to amortization of deferred compensation in the nine months ended November 30, 1999. The Company did not recognize any non-cash compensation expense in the nine months ended November 30, 1998 as no options were granted at prices below fair market value. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," which requires compensation expense to be recognized for disclosure purposes, based on the fair value of the options granted at the date of the grant.

SALES AND MARKETING EXPENSE

Sales and marketing expenses consist primarily of costs, including salaries and sales commissions, of all personnel involved in the sales process and related expenses. Sales and marketing expense also includes costs of advertising and trade shows. All cost of advertising, including cooperative marketing arrangements, the software products, books and related services offered by the Company are expensed as incurred.

RESEARCH AND DEVELOPMENT COSTS

Research and development expense includes all direct costs, primarily salaries for Company personnel and outside consultants, related to the development of new products and significant enhancements to existing products and are charged to operations as incurred until such time as technological feasibility is achieved.

3.   STOCKHOLDERS' EQUITY

On August 11, 1999, the Company completed an initial public offering of its common stock that resulted in the issuance of 12,000,000 shares of common stock with an initial public offering price of $7.00 per share. Automatically upon closing of the initial public offering, all of the then outstanding shares of mandatorily redeemable preferred stock were converted into 67,890,904 shares of common stock. In connection with the initial public offering, the Company offered the underwriters of the offering an option to purchase an additional 1,800,000 shares of common stock ("Underwriter's Over-allotment") at the $7.00 per share offering price. This option was exercised on August 16, 1999. Proceeds to the Company from its initial public offering and the related Underwriter's Over-allotment, net of underwriting discounts and costs of the offering, were approximately $88.5 million.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts payable and accounts receivable at February 28, 1999 approximated their fair value due to the short-term nature of these items.

The fair value of the Company's short-term and long-term investments at February 28, 1999 approximated their carrying values as these investments were primarily in short-term U.S. Government obligations.

The Company's investments in debt and equity securities are considered as available for sale at November 30, 1999 and are carried at their respective fair values in accordance with SFAS No. 115. Unrealized losses of $244,503 at November 30, 1999 were included as a component of stockholders' equity.

5.    STOCK SPLITS

On August 11, 1999, the Company effected a two-for-one stock split immediately prior to the effectiveness of the Company's initial public offering. All share and per share information in the accompanying financial statements and notes to the financial statements has been restated to reflect the effects of this stock split.

In addition, an amendment to the Company's certificate of incorporation became effective on August 11, 1999, to increase the authorized capital stock to 225,000,000 shares of common stock and 5,000,000 shares of preferred stock, each with a par value of $.0001 per share.

On January 7, 2000, the Company effected a two-for-one stock split. All share and per share information in the accompanying financial statements has been restated to reflect the effect of this stock split.

6.   SUBSEQUENT EVENTS

In January 2000, Red Hat completed a merger with Cygnus Solutions, Inc. ("Cygnus") by exchanging 10,867,966 shares of its common stock for all of the outstanding common and preferred stock of Cygnus. In addition, approximately 1,514,168 outstanding Cygnus employee stock options were converted at the same exchange factor into options to purchase approximately 2,412,737 shares of Red Hat's common stock.

The merger constituted a tax-free reorganization and will be accounted for using the pooling of interests method of accounting under Accounting Principles Board Opinion No. 16 ("APB No. 16").

In addition, on January 6, 2000, the Company completed the acquisition of all the outstanding common stock of Hells Kitchen Systems, Inc. ("HKS") in exchange for the issuance of up to a maximum of 798,670 shares of the Company's common stock to the shareholders of HKS. The Company issued 478,004 shares to such shareholders upon the closing of the acquisition and the remaining 318,666 shares may be issued at certain dates over a period of three years based upon continued employment with the Company and designated performance targets. The acquisition of HKS will be accounted for using the purchase method of accounting in accordance with APB No. 16.

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

OVERVIEW

We are a leading global developer and provider of open source software and solutions, and have built a comprehensive web site dedicated to the open source software community. We were incorporated in Connecticut in March 1993 as ACC Corp., Inc. In September 1995, we changed our name to Red Hat Software, Inc. In September 1998, we reincorporated in Delaware. In June 1999, we changed our name to Red Hat, Inc. We have financed our activities to date through proceeds from the sale of equity securities and cash flow from operations.

Sales of Official Red Hat Linux have historically represented our principal source of revenue. We derive our software and related products revenue primarily from the sale of software products:

         -    through distributors to enterprise and retail accounts;

         - directly to individual users and enterprises through our REDHAT.COM web site and our call center; and

         - from original equipment manufacturers which license our software directly.

We recognize revenue from software product sales to distributors and original equipment manufacturers for which no technical support is provided at the time our products are shipped, net of a reserve for estimated sales returns. This reserve is recognized based on our historical experience with these distributors' rates of sell-through to the end user. Revenue from the sale of software products to individual users and enterprises for which no technical support is provided is recognized on the date we ship the software products. Upon the release of Version 6.0 of Red Hat Linux in May 1999, we began selling Official Red Hat Linux and Red Hat Secure Web Server with 30 days of free telephone technical support, 90 days of free e-mail technical support and 180 days of subscription services. In accordance with the provisions of Statement of Opinion No. 97-2 "Software Revenue Recognition", we are recognizing all of the revenue from the sale of Versions 6.0 and 6.1 of Official Red Hat Linux ratably over the period that the technical support and subscription services are provided in proportion to the costs incurred to provide such technical support and subscription services as compared to estimated total costs to be incurred.

We have recently added new features to our REDHAT.COM web site and intend to develop additional features which we believe will result in an increase in both the number of visitors who access our web site and in revenue generated through our web site, including through

         -    the sale of third-party products;

         - the sale of products co-branded or bundled with third-party products; and

         -    the sale of advertising.

Web revenue is currently derived principally from short-term advertising contracts in which we typically guarantee a minimum number of impressions to be delivered to users over a specified period of time for a fixed fee. Advertising rates are typically measured on a cost per thousand impressions basis. Advertising revenue is recognized ratably in the period in which the advertisement is displayed, provided that we have no significant remaining obligations, at the lesser of the ratio of impressions delivered over total guaranteed impressions or the straight line basis over the term of the contract. If we do not meet minimum guaranteed impressions requirements, we defer recognition of the corresponding revenue until the minimum number of guaranteed impressions is achieved. We did not generate revenue from the sale of advertising on our web site until the first quarter of the fiscal year ending February 29, 2000.

Prior to March 1999, we provided only minimal service offerings to our customers. In March 1999, we developed and expanded our service offerings to include comprehensive technical support and maintenance, developer support, custom development, consulting, training and education and hardware certification services. Although these services generated only an insignificant amount of revenue through February 28, 1999, we earned $3.4 million in service revenue during the nine months ended November 30, 1999. We believe that the expansion of our service offerings will cause our services revenue to continue to increase significantly as a percentage of total revenue in the fiscal year ending February 29, 2000. Revenue from technical support and maintenance arrangements is deferred and recognized ratably over the term of the related agreement, which is typically one year. Revenue from custom development, consulting, training and education services, developer support and hardware certification services is recognized as the services are provided.

Our software products are sold worldwide. For the fiscal year ended February 28, 1999, all of our revenue came from North America, except for less than $50,000 in royalties received from international sources. In August 1999, we established international operations, and we expect total revenue derived from sales outside of North America to increase in the fiscal year ending February 29, 2000 as we expand these operations.

We have historically experienced fluctuations in our results of operations related to the release of new versions of Red Hat Linux. We believe our customers' anticipation of the release of these new versions has historically resulted in, and will continue to result in, a decline in sales for several months prior to the release and an increase in sales immediately following the release. Prior to our release of Version 6.0 of Official Red Hat Linux in May 1999 and of Version 6.1 of Official Red Hat Linux in October 1999, software product sales decreased, but after each release we experienced an immediate significant increase in both the volume and dollar amount of software product sales. In addition, we believe that revenue from the sale of Official Red Hat Linux and related products will decline as a percentage of total revenue in the future as we continue to expand our services offerings and execute our web initiatives.

We plan to expand sales through distributors as well as direct sales through our web site. We continue to expand our original equipment manufacturer relationships and expect related revenue for the fiscal year ending February 29, 2000 to increase as a percentage of total revenue as compared to the fiscal year ended February 28, 1999.

We employed 227 people at November 30, 1999, compared to 72 at November 30, 1998. This increase in headcount resulted primarily from:

         - an increase in services personnel associated with our efforts to develop our services organization;

         -    an increase in research and development personnel;

         -    the commencement of international operations; and

         - an increase in administrative personnel as we recruited our management team.

We expect to continue to increase expenses associated with our sales and marketing, research and development and general and administrative groups in anticipation of continued growth and expansion. Given the expected increase in headcount, we anticipate that we will need to either expand our existing offices or lease additional office space at a separate location within the next 12 months. We believe that this expansion will result in an increase in total facilities costs.

                              RESULTS OF OPERATIONS

THE FOLLOWING TABLE SETS FORTH THE RESULTS OF OPERATIONS FOR RED HAT EXPRESSED AS A PERCENTAGE OF TOTAL REVENUE. THE HISTORICAL RESULTS ARE NOT NECESSARILY INDICATIVE OF RESULTS TO BE EXPECTED FOR ANY FUTURE PERIOD.

                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                           NOVEMBER 30,                    NOVEMBER 30,
                                                 -----------------------------   -----------------------------
                                                      1999           1998             1999           1998

                                                           (UNAUDITED)                     (UNAUDITED)
Revenue:

         Software and related products                   62.1%          89.2%          68.0%        91.5%
         Web                                              8.1            0.0            5.0          0.0
         Services and other                              29.8           10.8           27.0          8.5
                                                    ------------------------    --------------------------
             Total revenue                              100.0          100.0          100.0        100.0
                                                    ------------------------    --------------------------

Cost of revenue:

           Software and related products                 37.5           35.5           37.6         37.2
           Web                                            5.6            0.0            5.0          0.0
           Services and other                            12.7            0.0           16.3          0.0
                                                    ------------------------    -------------------------
             Total cost of revenue                       55.8           35.5           58.9         37.2
                                                    ------------------------    -------------------------

Gross profit                                             44.2           64.5           41.1         62.8
                                                    ------------------------    -------------------------

Operating expense:

         Sales and marketing                             67.2           23.5           60.4         23.1
         Research and development                        33.5           18.8           33.0         20.0
         General and administrative                      21.9           15.0           22.8         14.7
         Stock-based compensation                         9.8            0.0            8.0          0.0
         Mergers and acquisitions                         2.3            0.0            1.0          0.0
                                                    ------------------------    ------------------------
             Total operating expense                    134.7           57.3          125.2         57.8
                                                    ------------------------    ------------------------

Income (loss) from operations                           (90.5)           7.2          (84.1)         5.0
                                                    ------------------------    ------------------------

Other income (expense), net                              24.6            1.0           14.4          0.8
                                                    ------------------------    ------------------------

Income before income taxes                              (65.9)           8.2          (69.7)         5.8

Provision for income taxes                                0.0            4.6            0.0          3.0
                                                    ------------------------    -------------------------

Net income (loss)                                       (65.9)           3.6          (69.7)         2.8

Accretion on mandatorily redeemable preferred stock       0.0           (0.5)          (0.7)        (0.2)
                                                    ------------------------     --------------------------

Net income (loss) available to common stockholders      (65.9)%          3.1%         (70.4)%        2.6%
                                                    =========================    ==========================

THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998

TOTAL REVENUE

Total revenue increased to $5.4 million in the three months ended November 30, 1999 from $3.3 million in the three months ended November 30, 1998. The majority of our revenue for the three months ended November 30, 1999 came from customers located in the United States. However, in August 1999, we established international operations that began to generate revenue in the three months ended November 30, 1999. Our international revenue totaled $1.0 million in the three months ended November 30, 1999 as compared to less than $50,000 in the three months ended November 30, 1998. We expect that our revenue from international sources will increase in the future.

SOFTWARE AND RELATED PRODUCTS REVENUE

Software and related products revenue is comprised primarily of revenue from sales of Official Red Hat Linux and related software products and sales of publications about Linux-based operating systems. Software and related products revenue increased to $3.4 million in the three months ended November 30, 1999 from $3.0 million in the three months ended November 30, 1998. In addition, we generated software and related products revenue of $0.5 million from our international operations in the nine months ended November 30, 1999 as compared to zero in the three months ended November 30, 1998. The increase in software and related products revenue was primarily due to the release of Version 6.1 of Official Red Hat Linux in October 1999. As a percentage of revenue, software and related products revenue decreased to 62.1% in the three months ended November 30, 1999 from 89.2% in the three months ended November 30, 1998. This decrease was due to the increase in web revenue and services and other revenue. Software and related products revenue was comprised almost entirely of revenue from the sale of software products in the three months ended November 30, 1999.

WEB REVENUE

Web revenue is comprised primarily of fees generated from short-term contracts with advertisers to display advertisements on our web site. Web revenue increased to $0.4 million in the three months ended November 30, 1999 from zero in the three months ended November 30, 1998. As a percentage of total revenue, web revenue increased to 8.1% in the three months ended November 30, 1999. These increases were due to the commencement of our web initiatives during the fiscal year ending February 29, 2000. We expect web revenue to continue to increase as a percentage of revenue in the future as advertising revenue and revenue from the sale of third-party products and products co-branded or bundled with third-party products continues to grow.

SERVICES AND OTHER REVENUE

Services and other revenue is primarily comprised of technical support and maintenance fees, custom development fees, training and education fees and royalties received from licensing our trademarks. Services and other revenue increased to $1.6 million in the three months ended November 30, 1999 from $0.4 million in the three months ended November 30, 1998. As a percentage of total revenue, services and other revenue increased to 29.8% in the three months ended November 30, 1999 from 10.8% in the three months ended November 30, 1998. These increases resulted primarily from an increase in training and education revenue earned in the three months ended November 30, 1999 as we expanded our course offerings, and, to a lesser extent, from an increase in technical support and maintenance revenue as we began to sell technical support and maintenance services during the second quarter of the fiscal year ending February 29, 2000. In addition, we generated services and other revenue of $0.3 million from our international operations in the three months ended November 30, 1999 as compared to zero in the three months ended November 30, 1998.

COST OF REVENUE

COST OF SOFTWARE AND RELATED PRODUCTS

Cost of software and related products primarily consists of expenses we incur to manufacture, package and distribute our products and related documentation. These costs include expenses for physical media, literature and packaging, fulfillment and shipping. Also included are royalties we paid for licensing third-party applications included in our software products. Cost of software and related products increased to $2.0 million in the three months ended November 30, 1999 from $1.2 million in the three months ended November 30, 1998. The increase in cost of software and related products was directly related to the increase in sales of software and related products. As a percentage of software and related products revenue, cost of software and related products increased to 60.5% in the three months ended November 30, 1999 from 39.8% in the three months ended November 30, 1998. This increase was due to the offering of technical support and subscription services with the sale of Version 6.0 of Official Red Hat Linux in May 1999 and Version 6.1 of Official Red Hat Linux in October 1999. This increase was also due to higher costs associated with the initiation of product sales by our international operations in the three months ended November 30, 1999. We expect the cost of software and related products revenue of our international operations to decrease as a percentage of revenue in the future as sales volumes increase.

WEB COSTS

Web costs include the costs of developing advertising and supporting our web site. Web costs increased to $0.3 million in the three months ended November 30, 1999 from zero in the three months ended November 30, 1998. As a percentage of web advertising revenue, cost of web advertising revenue increased to 68.3% in the three months ended November 30, 1999. These increases were due to the development of our web advertising group and our offering of web advertising for the first time during the fiscal year ended February 29, 2000. We expect web costs to decrease as a percentage of web revenue as this business becomes more established.

COST OF SERVICES AND OTHER

Cost of services and other was primarily comprised of salaries and other related costs incurred for technical support and maintenance, custom development, training and education and hardware certification services. We incur no direct costs related to royalties received from the licensing of our trademarks to third parties. Cost of services and other increased to $0.7 million in the three months ended November 30, 1999 from zero in the three months ended November 30, 1998. As a percentage of services and other revenue, cost of services and other increased to 42.7% in the three months ended November 30, 1999 from zero in the three months ended November 30, 1998.

We expect cost of services and other to continue to increase as we further expand our service offerings and develop our services organization. Cost of services and other as a percentage of services and other revenue is expected to vary significantly from period to period depending upon:

         -    the mix of services we provide;

         - whether such services are provided by us or third-party contractors; and

         -    the overall utilization rate of our services staff.

GROSS PROFIT

Gross profit increased to $2.4 million in the three months ended November 30, 1999 from $2.1 million in the three months ended November 30, 1998. As a percentage of total revenue, gross profit decreased to 44.2% in the three months ended November 30, 1999 from 64.5% in the three months ended November 30, 1998. The increase in gross profit was due to the increased sales of our software products, which was primarily the result of the release of Version 6.1 of Official Red Hat Linux in October 1999. The decrease in gross profit as a percentage of revenue was the result of the increase in costs related to the expansion, development and marketing of our support service offerings during the fiscal year ending February 29, 2000 and higher costs associated with our international operations which were established in August 1999.

OPERATING EXPENSE

SALES AND MARKETING

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and tradeshows. Sales and marketing expense increased to $3.6 million in the three months ended November 30, 1999 from $0.8 million in the three months ended November 30, 1998. As a percentage of total revenue, sales and marketing expense increased to 67.2% in the three months ended November 30, 1999 from 23.5% in the three months ended November 30, 1998. These increases were due to higher advertising and promotional costs incurred to promote the release of Version 6.1 of Official Red Hat
Linux during the three months ended November 30, 1999 and to promote
REDHAT.COM and our service offerings. In addition, we incurred a significant amount of sales and marketing expense in the three months ended November 30, 1999 related to our international operations, which were established in August 1999. These increases were also due to higher costs resulting from joint marketing arrangements with distributors. We expect sales and marketing expense to continue to increase in dollar amount as we promote the expansion of our services offerings and web site and expand our international operations.

RESEARCH AND DEVELOPMENT

Research and development expense consists primarily of personnel and related costs for development of our software products and web site. Research and development expense increased to $1.8 million in the three months ended November 30, 1999 from $0.6 million in the three months ended November 30, 1998. As a percentage of total revenue, research and development expense increased to 33.5% in the three months ended November 30, 1999 from 18.8% in the three months ended November 30, 1998. These increases resulted from increased spending related to the development of our web initiatives and costs incurred to complete the development of Version 6.1 of Official Red Hat Linux. We expect research and development expenses to continue to increase in dollar amount in the future as we continue to develop our web site and create additional features for Red Hat Linux.

GENERAL AND ADMINISTRATIVE

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, facilities and information systems expenses. General and administrative expense increased to $1.2 million in the three months ended November 30, 1999 from $0.5 million in the three months ended November 30, 1998. As a percentage of total revenue, general and administrative expense increased to 21.9% in the three months ended November 30, 1999 from 15.0% in the three months ended November 30, 1998. These increases resulted from:

     - an increase in payroll costs due to an increase in the number of general and administrative personnel to support the growth of our business;

     - an increase in legal and accounting costs due to our initial public offering and our geographic expansion; and

     - an increase in insurance costs as a result of our becoming a public company.

We expect general and administrative expense to continue to increase in dollar amount as we add administrative personnel to support our business expansion.

STOCK-BASED COMPENSATION

Stock-based compensation expense consists of the amortization of deferred compensation related to stock options granted to employees, primarily new members of our management team that were recruited immediately prior to our initial public offering in August 1999, with an exercise price below the fair market value of our common stock at the date of grant. Deferred compensation is amortized over the vesting period of the related stock options, which is generally four years. Stock-based compensation expense increased to $0.5 million in the three months ended November 30, 1999 from zero in the nine months ended November 30, 1998. As a percentage of total revenue, stock based compensation expense increased to 9.8% in the three months ended November 30, 1999. Stock-based compensation is expected to be approximately $2.3 million on an annual basis through 2003.

MERGERS AND ACQUISITIONS

Mergers and acquisitions expense consists of costs incurred in connection with investigating potential acquisitions and acquisitions accounted for using the pooling of interests method of accounting. Mergers and acquisitions expense increased to $0.1 million in the three months ended November 30, 1999 from zero in the three months ended November 30, 1998. As a percentage of total revenue, mergers and acquisitions expense increased to 2.3% in the three months ended November 30, 1999. At November 30, 1999, we deferred $0.2 million in costs related to the acquisition of Cygnus, which will be expensed in the fiscal quarter ending February 29, 2000.

OTHER INCOME (EXPENSE), NET

Other income (expense) consists of interest income earned on cash deposited in money market accounts and other short-term investments, net of interest expense incurred on capital leases. Other income (expense), net increased to income of $1.3 million in the three months ended November 30, 1999 from income of $34,000 in the three months ended November 30, 1998. As a percentage of total revenue, other income (expense), net increased to 24.6% in the three months ended November 30, 1999 from 1.0% in the three months ended November 30, 1998. These increases resulted from higher average cash and investment balances in the three months ended November 30, 1999 as compared to the three months ended November 30, 1998 due to the receipt of proceeds from the sale of preferred stock in September 1998 and in February, March and April 1999, and proceeds from the sale of our common stock in our initial public offering in August 1999.

PROVISION FOR INCOME TAXES

Provision for income taxes decreased to zero for the three months ended November 30, 1999 from $0.2 million in the three months ended November 30, 1998. The decrease in the provision for income taxes resulted from the decrease in our taxable income and an increase in our valuation allowance on our net deferred tax assets due to uncertainty of realization.

ACCRETION OF MANDATORILY REDEEMABLE PREFERRED STOCK

The decrease in the accretion from mandatorily redeemable preferred stock to zero in the three months ended November 30, 1999 from $16,000 for the three months ended November 30, 1998 was a result of the fact that we had no outstanding mandatorily redeemable preferred stock prior to September 1998. Accretion of mandatorily redeemable preferred stock ceased with the completion of our initial public offering in August 1999 when all outstanding mandatorily redeemable preferred stock converted to common stock.

NINE MONTHS ENDED NOVEMBER 30, 1999 AND 1998

TOTAL REVENUE

Total revenue increased to $12.6 million in the nine months ended November 30, 1999 from $7.1 million in the nine months ended November 30, 1998. The majority of our revenue in the nine months ended November 30, 1999 came from customers located in the United States. However, in August 1999, we established international operations that began to generate revenue in the three months ended November 30, 1999. Our international revenue totaled $1.0 million in the nine months ended November 30, 1999 as compared to less than $50,000 in the nine months ended November 30, 1998, which consisted entirely of royalty revenue.

SOFTWARE AND RELATED PRODUCTS REVENUE

Software and related products revenue increased to $8.6 million in the nine months ended November 30, 1999 from $6.5 million in the nine months ended November 30, 1998. In addition, we generated software and related products revenue of $0.5 million from our international operations in the nine months ended November 30, 1999 as compared to zero in the nine months ended November 30, 1998. The increase in software and related products revenue is primarily due to the release of Version 6.0 of Official Red Hat Linux in May 1999 and the release of Version 6.1 of Official Red Hat Linux in October 1999. As a percentage of total revenue, software and related products revenue decreased to 68.0% in the nine months ended November 30, 1999 from 91.5% in the nine months ended November 30, 1998. This decrease was due to the increase in web revenue and services and other revenue. Software and related products revenue was comprised almost entirely of revenue from sale of software products in the nine months ended November 30, 1999.

WEB REVENUE

Web revenue increased to $0.6 million in the nine months ended November 30, 1999 from zero in the nine months ended November 30, 1998. As a percentage of total revenue, web revenue increased to 5.0% in the nine months ended November 30, 1999. These increases were due to the commencement of our web initiatives during the fiscal year ending February 29, 2000.

SERVICES AND OTHER REVENUE

Services and other revenue increased to $3.4 million in the nine months ended November 30, 1999 from $0.6 in the nine months ended November 30, 1998. As a percentage of total revenue, services and other revenue increased to 27.0% in the nine months ended November 30, 1999 from 8.5% in the nine months ended November 30, 1998. These increases resulted primarily from an increase in training and education revenue earned in the nine months ended November 30, 1999 as we expanded our course offerings, and, to a lesser extent, from an increase in technical support and maintenance revenue as we began to sell technical support and maintenance services during the second quarter of the fiscal year ending February 29, 2000. In addition, we generated services and other revenue of $0.5 million from our international operations in the nine months ended November 30, 1999 as compared to zero in the nine months ended November 30, 1998.

COST OF REVENUE

COST OF SOFTWARE AND RELATED PRODUCTS

Cost of software and related products increased to $4.7 million in the nine months ended November 30, 1999 from $2.6 million in the nine months ended November 30, 1998. The increase in cost of software and related products was directly related to the increase in sales of software and related products. As a percentage of software and related products revenue, cost of software and related products increased to 55.4% in the nine months ended November 30, 1999 from 40.7% in the nine months ended November 30, 1998. This increase was due to the offering of technical support and subscription services with the sale of Version 6.0 of Official Red Hat Linux in May 1999 and Version 6.1 of Official Red Hat Linux in October 1999. This increase was also due to higher costs associated with the initiation of product sales by our international operations in the fiscal quarter ended November 30, 1999.

WEB COSTS

Web costs increased to $0.6 million in the nine months ended November 30, 1999 from zero in the nine months ended November 30, 1998. As a percentage of web revenue, web costs were 100.1% in the nine months ended November 30, 1999. These increases were due to the development of our web advertising group and our offering of web advertising for the first time during the fiscal year ending February 29, 2000.

COST OF SERVICES AND OTHER

Cost of services and other increased to $2.0 million in the nine months ended November 30, 1999 from zero in the nine months ended November 30, 1998. As a percentage of services and other revenue, cost of services and other was 60.1% in the nine months ended November 30, 1999. These increases were due to the addition of personnel to provide training and education and hardware certification courses and the development of our services organization.

GROSS PROFIT

Gross profit increased to $5.2 million in the nine months ended November 30, 1999 from $4.5 million in the nine months ended November 30, 1998. As a percentage of total revenue, gross profit decreased to 41.1% in the nine months ended November 30, 1999 from 62.8% in the nine months ended November 30, 1998. The increase in gross profit was due to the increased sales of our software products, which were primarily the result of the release of Version 6.0 of Official Red Hat Linux in May 1999 and Version 6.1 of Official Red Hat Linux in October 1999. The decrease in gross profit as a percentage of revenue was the result of the increase in costs related to the expansion, development and marketing of our service offerings during the fiscal year ending February 29, 2000 and higher costs associated with our international operations which were established in August 1999.

OPERATING EXPENSE

SALES AND MARKETING

Sales and marketing expense increased to $7.6 million in the nine months ended November 30, 1999 from $1.6 million in the nine months ended November 30, 1998. As a percentage of total revenue, sales and marketing expense increased to 60.4% in the nine months ended November 30, 1999 from 23.1% in the nine months ended November 30, 1998. These increases were due to higher advertising and promotional costs incurred to promote the release of Versions
6.0 and 6.1 of Official Red Hat Linux during the nine months ended November 30, 1999 and to promote REDHAT.COM and our service offerings. In addition, we incurred a significant amount of sales and marketing expense in the nine months ended November 30, 1999 related to our international operations which were established in August 1999. November 30, 1999. These increases were also due to higher costs resulting from joint marketing arrangements with distributors.

RESEARCH AND DEVELOPMENT

Research and development expense increased to $4.2 million in the nine months ended November 30, 1999 from $1.4 million in the nine months ended November 30, 1998. As a percentage of total revenue, research and development expense increased to 33.0% in the nine months ended November 30, 1999 from 20.0% in the nine months ended November 30, 1998. These increases resulted from increased spending related to the development of our web initiatives and costs incurred to complete the development of Versions 6.0 and 6.1 of Official Red Hat Linux.

GENERAL AND ADMINISTRATIVE

General and administrative expense increased to $2.9 million in the nine months ended November 30, 1999 from $1.0 million in the nine months ended November 30, 1998. As a percentage of total revenue, general and administrative expense increased to 22.8% in the nine months ended November 30, 1999 from 14.7% in the nine months ended November 30, 1998. These increases resulted from:

     - an increase in payroll costs due to an increase in the number of general and administrative personnel to support the growth of our business;

     - an increase in legal and accounting costs due to our initial public offering and our geographic expansion; and

     - an increase in insurance costs as a result of our becoming a public company.

STOCK-BASED COMPENSATION

Stock-based compensation expense increased to $1.0 million in the nine months ended November 30, 1999 from zero in the nine months ended November 30, 1998. As a percentage of total revenue, stock based compensation expense increased to 8.0% in the nine months ended November 30, 1999. Stock based compensation is expected to be approximately $2.3 million on an annual basis through 2003.

MERGERS AND ACQUISITIONS

Mergers and acquisitions expense increased to $0.1 million in the nine months ended November 30, 1999 from zero in the nine months ended November 30, 1998. As a percentage of total revenue, mergers and acquisitions expense increased to 1.0% in the nine months ended November 30, 1999. At November 30, 1999, we have deferred $0.2 million in costs related to the acquisition of Cygnus, which will be expensed in the fiscal quarter ending February 29, 2000.

OTHER INCOME (EXPENSE), NET

Other income (expense), net increased to income of $1.8 million in the nine months ended November 30, 1999 from income of $62,000 in the nine months ended November 30, 1998. As a percentage of total revenue, other income (expense), net increased to 14.4% in the nine months ended November 30, 1999 from 0.8% in the nine months ended November 30, 1998. These increases resulted from higher average cash and investment balances in the nine months ended November 30, 1999 as compared to the nine months ended November 30, 1998 due to the receipt of proceeds from the sale of preferred stock in September 1998 and in February, March and April 1999, and proceeds from the sale of our common stock in our initial public offering in August 1999.

PROVISION FOR INCOME TAXES

Provision for income taxes decreased to zero for the nine months ended November 30, 1999 from $0.2 million in the nine months ended November 30, 1998. This decrease resulted from the decrease in our taxable income in the nine months ended November 30, 1999 as compared to the nine months ended November 30, 1998.

ACCRETION OF MANDATORILY REDEEMABLE PREFERRED STOCK

The increase in the accretion from mandatorily redeemable preferred stock to $82,000 in the nine months ended November 30, 1999 from $16,000 for the nine months ended November 30, 1998 was due to the fact that prior to September 1998 we had no outstanding mandatorily redeemable preferred stock. Accretion of mandatorily redeemable preferred stock ceased with the completion of our initial public offering in August 1999 when all outstanding mandatorily redeemable preferred stock converted to common stock.

LIQUIDITY AND CAPITAL RESOURCES

We have historically derived a significant portion of our liquidity and operating capital from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial public offering, and from cash flows from operations.

At November 30, 1999, cash and cash equivalents totaled $12.0 million, an increase of $1.9 million as compared to February 28, 1999. The increase in cash and cash equivalents resulted from the receipt of $88.5 million in net proceeds from our initial public offering in August 1999, $3.2 million in proceeds from issuance of preferred stock in March and April 1999 and $2.8 million in proceeds from exercise of stock options and warrants. This was partially offset by purchase of net investments in debt securities of $82.5 million, cash used by operations of $5.6 million and $4.3 million for the purchase of office and computer equipment.

Cash used by operations of $5.6 million in the nine months ended November 30, 1999, represented the net loss of $8.8 million, an increase in accounts receivable of $3.5 million, an increase in inventories of $1.5 million, and an increase in other assets of $1.7 million partially offset by an increase in accounts payable of $2.5 million and an increase in deferred revenue of $4.1 million. The increase in accounts receivable, accounts payable, accrued expenses and deferred revenue resulted from the release of Versions 6.0 of Official Red Hat Linux to our distributors in late April 1999 and Version 6.1 of Official Red Hat Linux in early October 1999. These releases resulted in increased sales which resulted in higher amounts of accounts receivable from distributors at November 30, 1999.

Cash used in investing activities was comprised of the purchase of investments in debt securities, net of maturities, of $82.5 million and purchases of office and computer equipment totaling $4.3 million.

Cash from financing activities of $94.3 million for the nine months ended November 30, 1999 was comprised of $3.2 million in net proceeds from the sale of our preferred stock, $2.8 million in proceeds from the exercise of stock options and warrants and $88.5 million in net proceeds from the sale of our common stock in our initial public offering in August 1999.

At February 28, 1999, cash and cash equivalents totaled $10.0 million, an increase of $8.7 million as compared to February 28, 1998. The increase in cash and cash equivalents resulted primarily from $1.2 million in cash generated by operations and $10.1 million of net proceeds from issuance of preferred stock during the fiscal year ended February 28, 1999. These amounts were partially offset by $1.9 million of cash used to purchase short-term debt securities, net of maturities, and $0.7 million of additions to property and equipment.

Cash generated by operations of $1.2 million for the fiscal year ended February 28, 1999 resulted primarily from an increase in accounts payable and accrued liabilities of $1.5 million and net noncash charges to income of $0.6 million partially offset by our net loss of $0.1 million and an increase in accounts receivable of $0.6 million.

Cash used in investing activities of $2.6 million was used to purchase $1.9 million of short-term debt securities, net of maturities, and office and computer equipment totaling $0.7 million.

Cash from financing activities totaled $10.1 million in the fiscal year ended February 28, 1999 as a result of $6.9 million in net proceeds received from sales of preferred stock in September 1998 and $3.2 million in net proceeds received from sales of preferred stock in February 1999. We received an additional $3.2 million in net proceeds from the sale of preferred stock subsequent to February 28, 1999.

We have experienced a substantial increase in our operating expenses since our inception in connection with the growth of our operations and staffing and the expansion of our services operation and web initiatives. Our capital requirements during the fiscal year ending February 29, 2000 depend on numerous factors including the amount of resources we devote to:

         -    fund our domestic and international expansion;

         -    enhance our REDHAT.COM web site;

         -    improve and extend our service offerings;

         -    pursue strategic acquisitions and alliances;

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement of Financial Accounting Standards No. 133, as amended by Statement of Financial Accounting Standards No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, with earlier application encouraged. We do not currently nor do we intend in the future to use derivative instruments and therefore do not expect that the adoption of Statement of Accounting Standards No. 133 will have any impact on our financial position or results of operations.

In December 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 98-9, "Modification of Statement of Position No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions". Statement of Position No. 98-9 amends Statement of Position No. 97-2 to require recognition of revenue using the "residual method" in circumstances outlined in Statement of Position No. 98-9. Under the residual method, revenue is recognized as follows:

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

Statement of Position No. 98-9 is effective for transactions entered into in fiscal years beginning after March 15, 1999. Also, the provisions of Statement of Position No. 97-2 that were deferred by Statement of Position No. 98-4 will continue to be deferred until the date Statement of Position No. 98-9 becomes effective. We do not expect that the adoption of Statement of Position No. 98-9 will have any impact on our financial position or results of operations.

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

PRODUCTS

The committee tested Version 4.2 and later versions of Red Hat Linux by accelerating the date within these software programs to December 31, 1999 and observed which software components failed as the date changed to January 1, 2000. These tests revealed that all of these versions of Red Hat Linux were Year 2000 compliant. In addition, in June 1999 we hired an independent contractor to test Versions 5.2 and 6.0 of Red Hat Linux for Year 2000 readiness. The independent contractor certified these products as Year 2000 compliant. In light of the testing results and certification, we do not plan to generate a contingency plan if either of these products is later found not to be Year 2000 compliant. We have not tested, however, and do not plan to test any products other than Red Hat Linux.

To date, we are aware of no Year 2000 problems with any of our products. If it is later determined that products that we have not tested are not Year 2000 compliant, we believe that we have the resources, either in-house or within the open source community, to quickly remedy any non-compliant products. If it is necessary to remedy problems related to the Year 2000 issue, such efforts could otherwise divert our resources from pursuing our business strategy. In addition, known or unknown errors or defects in our products could result in the delay or loss of revenue, diversion of development resources, damage to our reputation, or increased service and warranty costs, any of which could materially adversely affect our business, operating results or financial condition. Furthermore, some commentators have predicted significant litigation regarding Year 2000 compliance issues, and we are aware of such claims and actions against other software vendors. Because of the unprecedented nature of this litigation, it is uncertain whether or to what extent we may be affected by it.

THIRD-PARTY PRODUCTS

We bundle third-party applications and software components with Official Red Hat Linux. To date, the committee has made no assessment of and has no knowledge of third-party Year 2000 readiness. We have not experienced any Year 2000 problems with these third-party applications to date, and we intend to remedy any problems on a case-by-case basis if they arise. Because we believe that the costs associated with the failure of third-party products will not be material to our business, results of operations or financial condition, we do not intend to expend resources to seek out and correct problems before they arise. Accordingly, although our customers have not reported any Year 2000 problems to date, it is possible that some of our customers may yet experience difficulties related to third-party software, which may affect the performance of our products and may lead to adverse results such as an unusually high number of calls to our technical support department or other unusual requests for information or assistance. Responding to these requests may divert resources away from the execution of our business strategy. Moreover, failure of applications bundled with our software may reduce the value of our products, decrease or delay revenue, diminish our brand, give rise to breach of warranty claims or divert resources, any of which could materially adversely affect our business, results of operations and financial condition.

INTERNAL SYSTEMS

In August 1999, we evaluated our mission-critical internal systems for Year 2000 compliance, including computer hardware, software, web server, and other related equipment and systems, such as phone systems and networking security systems. Based on certifications from our information systems, telecommunications and information technology vendors, such as Oracle, Sun Microsystems, Veritas, Lucent, and Cisco regarding these systems, we believe that their level of Year 2000 preparedness is sufficient to permit us to proceed without any major disruptions to our internal equipment and systems. Additionally, the majority of our computer hardware, telecommunications systems, software, and networking hardware and software is new and all major systems are covered under manufacturer service warranties and on-support contracts. We have experienced no Year 2000 problems with our internal systems to date.

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

Since we have just recently opened offices in Ireland, the United Kingdom, Germany, Italy and Japan and may open additional offices in the future, the Year 2000 committee has begun to examine the global impact of Year 2000 issues, such as telecommunications and networking interfaces with vendors in foreign countries. Although we have tried to maintain a centralized approach to the management of distributed computing by establishing a sole-source vendor supplier policy worldwide, certain localizations and in-country implementations of our communications systems may require piece-by-piece testing for Year 2000 compliance. Our international offices have not experienced any significant Year 2000 problems to date, and we intend to remedy any problems on a case-by-case basis if they arise.

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

YEAR 2000 COMPLIANCE EXPENSES

To date, we have not expended a material amount of capital resources on Year 2000 compliance and do not anticipate future expenditures to be material to our business, results of operations or financial condition. We have not hired additional personnel to specifically address our Year 2000 compliance issues, and presently, we do not expect to do so. Through December 31, 1999, we have incurred approximately $300,000 in costs to make our internal systems Year 2000 compliant. These costs were primarily incurred to update our accounting and financial management software and systems. The product and testing expenditures to date relate primarily to on-going salary costs of personnel, including committee members, participating at various levels in our compliance efforts, as well as payments of approximately $30,000 to the independent contractor that tested Versions 5.2 and 6.0 of Red Hat Linux. All costs related to achieving Year 2000 readiness have been expensed as incurred, unless they related to the cost of new software or hardware for our internal systems.

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

OUR RELIANCE ON THE SUPPORT OF LINUS TORVALDS AND OTHER PROMINENT LINUX
  DEVELOPERS COULD IMPAIR OUR ABILITY TO RELEASE MAJOR PRODUCT UPGRADES AND MAINTAIN MARKET SHARE

    We may not be able to release major product upgrades of Red Hat Linux on a timely basis because the core of Red Hat Linux, the Linux kernel, is maintained by third parties. Linus Torvalds, the original developer of the Linux kernel and a small group of independent engineers are primarily responsible for the development and evolution of the Linux kernel. If this group of developers fails to further develop the Linux kernel or if Mr. Torvalds or other prominent Linux developers, such as Alan Cox, David Miller or Stephen Tweedie, were to join one of our competitors or no longer work on the Linux kernel, we would have to either rely on another party to further develop the kernel or develop it ourselves. We cannot predict whether enhancements to the kernel would be available from reliable alternative sources. We could be forced to rely to a greater extent on our own development efforts, which would increase our development expenses and may delay our product release and upgrade schedules. In addition, any failure on the part of the kernel developers to further develop and enhance the kernel could stifle the development of additional Linux-based applications.

WE MAY NOT BE ABLE TO EFFECTIVELY ASSEMBLE AND TEST OUR SOFTWARE BECAUSE IT
  CONSISTS LARGELY OF CODE DEVELOPED BY INDEPENDENT THIRD PARTIES OVER WHOM WE EXERCISE NO CONTROL, WHICH COULD RESULT IN UNRELIABLE PRODUCTS AND DAMAGE TO OUR REPUTATION

    Red Hat Linux, in compressed form, consists of approximately 546 megabytes of code. Of that total, approximately 500 megabytes have been developed by independent third parties, including approximately 10 megabytes of code contained in the Linux kernel. Included within the 546 megabytes of code are over 700 distinct software components developed by thousands of individual programmers which we must assemble and test before we can release a new version of Red Hat Linux. If these components are not reliable, Red Hat Linux could fail, resulting in serious damage to our reputation and potential litigation. Although we attempt to assemble only the best available components, we cannot be sure that we will be able to identify the highest quality and most reliable components or to successfully assemble and test them. In addition, if these components were no longer available, we would have to develop them ourselves, which would significantly increase our development expenses.

THE SCARCITY OF SOFTWARE APPLICATIONS FOR LINUX-BASED OPERATING SYSTEMS COULD
  PREVENT COMMERCIAL ADOPTION OF OUR PRODUCTS

    Our products will not gain widespread commercial adoption until there are more third-party software applications designed to operate on Linux-based operating systems. These applications include word processors, databases, accounting packages, spreadsheets, e-mail programs, internet browsers, presentation and graphics software and personal productivity applications. We intend to encourage the development of additional applications that operate on Linux-based operating systems by attracting third-party developers to the Linux platform, by providing open source tools to create these applications and by maintaining our existing developer relationships through marketing and technical support for third-party developers. If we are not successful in achieving these goals, however, our products will not gain widespread commercial acceptance and we will not be able to maintain our product sales growth.

WE MAY NOT BE ABLE TO GENERATE REVENUE FROM SALES OF OFFICIAL RED HAT LINUX IF
  USERS CAN MORE QUICKLY DOWNLOAD IT FROM THE INTERNET

    Anyone can download a free copy of Red Hat Linux from the internet. However, because this download can take up to 36 hours using a standard telephone connection, many of our users choose to buy the shrink-wrapped version of Official Red Hat Linux. If hardware and data transmission technology advances in the future to the point where increased bandwidth allows users to more quickly download our products from the internet, users may no longer choose to purchase Official Red Hat Linux. This could lead to a significant loss of product revenue.

WE MAY NOT SUCCEED IN SHIFTING OUR BUSINESS FOCUS FROM TRADITIONAL SHRINK-
  WRAPPED SOFTWARE SALES TO OFFERING SUBSCRIPTION-BASED PRODUCT AND SERVICES OFFERINGS

    While we have historically relied solely on sales of shrink-wrapped software, we continue to focus our sales and marketing efforts on providing subscription-based products and services. This change has required us to expend significant financial and managerial resources and may ultimately not prove successful. The failure to successfully implement this transition of our sales model could materially adversely affect our operating results.

OUR CUSTOMERS MAY FIND IT DIFFICULT TO INSTALL AND IMPLEMENT RED HAT LINUX,
  WHICH COULD LEAD TO CUSTOMER DISSATISFACTION AND DAMAGE OUR REPUTATION

    Installation and implementation of Red Hat Linux often involves a significant commitment of resources, financial and otherwise, by our customers. This process can be lengthy due to the size and complexity of our products and the need to purchase and install new applications. The failure by us to attract and retain services personnel to support our customers, the failure of companies with which we have strategic alliances to commit sufficient resources towards the installation and implementation of our products, or a delay in implementation for any other reason could result in dissatisfied customers. This could damage our reputation and the Red Hat brand, resulting in decreased revenue.

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

NEGATIVE REACTION WITHIN THE OPEN SOURCE COMMUNITY TO OUR BUSINESS STRATEGY
  COULD HARM OUR REPUTATION AND BUSINESS

    Some members of the open source software community have criticized the expansion of our strategic focus in online chat rooms, electronic bulletin boards and articles posted on the web. These critics argue that our strategy could fragment the Linux community into a variety of competing factions, resulting in a less cohesive and cooperative development process. Others have suggested that by expanding our focus, we are trying to dominate the market for Linux-based operating systems and the open source community in the same way that some companies have been able to dominate the traditional software markets. This type of negative reaction, if widely shared by our customers, developers or the rest of the open source community, could harm our reputation, diminish the Red Hat brand and result in decreased revenue.

              RISKS RELATED TO OUR FINANCIAL RESULTS AND CONDITION

OUR LIMITED OPERATING HISTORY IN THE DEVELOPING MARKET FOR OPEN SOURCE PRODUCTS
  AND SERVICES MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS

    Red Hat was formed in March 1993. We began offering Red Hat Linux in October 1994. Our limited operating history makes it difficult to evaluate the risks and uncertainties that we face. Our failure to address these risks and uncertainties could cause our business results to suffer and result in the loss of all or part of your investment.

WE HAVE NO COMBINED OPERATING HISTORY WITH CYGNUS AND MAY HAVE DIFFICULTY
  INTEGRATING THIS BUSINESS

    The successful integration of the operations, products, services and personnel of Red Hat and Cygnus is important to the future financial performance of the combined enterprise. The anticipated benefits of this acquisition may not be achieved unless, among other things, the operations, products, services and personnel of Cygnus are successfully combined with those of Red Hat in a timely and efficient manner. Integration of these companies' operations, products, services and personnel may be hampered because, among other things:

    - the products and services offered by Red Hat and Cygnus are highly complex and have been developed independently;

    - integration of Red Hat and Cygnus product lines will require the coordination of separate development and engineering teams from each company; and

    - Red Hat, which is headquartered in Durham, North Carolina, and Cygnus, which is headquartered in Sunnyvale, California, are located in disparate geographic regions.

In addition, the costs associated with integrating these operations, products, services and personnel may be substantial and could include, among other things:

    - employee redeployment or relocation; and

    - the combination of research and development teams and processes.

    Any of these difficulties and costs encountered in the transition process could divert the attention of management, and could have an adverse impact on the revenue and operating results of the combined enterprise. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

WE EXPECT TO INCUR SUBSTANTIAL LOSSES FOR THE FORESEEABLE FUTURE

    We have incurred operating losses in four of our previous five fiscal years, including our most recent fiscal year ended February 28, 1999, as well as in the nine months ended November 30, 1999. We expect to incur significant losses for the foreseeable future, as we substantially increase our sales and marketing, research and development and administrative expenses. In addition, we are investing considerable resources in our web initiatives and to expand our professional services offerings. As a result, we cannot be certain when or if we will achieve sustained profitability. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview", "--Results of Operations" and "--Liquidity and Capital Resources".

YOU SHOULD NOT RELY ON OUR QUARTERLY RESULTS OF OPERATIONS AS AN INDICATION OF
  OUR FUTURE RESULTS BECAUSE THEY FLUCTUATE SIGNIFICANTLY AND ARE DIFFICULT TO FORECAST

    Due to our limited combined operating history and the unpredictability of our business, our revenue and operating results may fluctuate significantly from quarter to quarter and are difficult to forecast. We base our current and projected future expense levels in part on our estimates of future revenue. Our expenses are to a large extent fixed in the short term. We may not be able to adjust our spending quickly if our revenue falls short of our expectations. Accordingly, a revenue shortfall in a particular quarter would have a disproportionate adverse effect on our operating results for that quarter. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. Our future operating results may fall below expectations of securities analysts or investors, which would likely cause the market price of our common stock to decline significantly. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quarterly Results of Operations".

WE MAY NOT BE ABLE TO EFFECTIVELY ATTRACT ADDITIONAL ENTERPRISE CUSTOMERS AND
  PRESERVE RELATIONSHIPS WITH CURRENT ENTERPRISE CUSTOMERS, WHICH COULD ADVERSELY AFFECT REVENUE

    Historically, we focused our sales and marketing efforts on product sales to individuals. We have recently, however, begun to focus our efforts on expanding our enterprise customer base. To this end, we have invested extensively to attract enterprise customers. In addition, we have gained a significant number of enterprise customers through our acquisition of Cygnus. These enterprise customers expect diverse and extensive service offerings. If we are unable to continue to successfully expand and enhance our service offerings, we may not be able to meet these customers' needs or attract new customers, and, consequently, our revenue would suffer.

OUR FAILURE TO UPDATE AND MODERNIZE OUR INTERNAL SYSTEMS, PROCEDURES AND
  CONTROLS MAY PREVENT THE IMPLEMENTATION OF OUR BUSINESS STRATEGIES IN A RAPIDLY EVOLVING MARKET AND MAY RETARD OUR FUTURE GROWTH

    During this fiscal year, from March 1, 1999 to December 31, 1999, we have substantially increased the number of our employees and corporate offices. To accommodate this growth, we have evaluated our financial and operational systems, procedures and controls. Although we have revised and updated most of them, if we continue our rapid growth, we may not be able to improve our transaction processing and reporting systems and procedures, or expand and train our expanding workforce quickly enough to maintain a competitive position in our markets. In addition, failure to quickly replace obsolete systems, procedures and controls could impede our management's decision-making abilities. This, in turn, may impair our ability to pursue business opportunities and may hamper future growth.

WE INTEND TO RECORD THE EXPENSES OF THE ACQUISITION OF CYGNUS AS A CURRENT
  CHARGE WHICH WILL NEGATIVELY IMPACT OUR RESULTS OF OPERATIONS FOR THE PERIOD IN WHICH THE MERGER CLOSES

    Because our merger with Cygnus will be accounted for under the pooling of interests method, we intend to record all of the expenses of the merger, which are expected to be substantial, in the fiscal quarter ending February 29, 2000. The reporting of expenses of the merger as a current charge will have a significant adverse impact on the combined results of operations of Red Hat and Cygnus and may cause the market price of our common stock to decline significantly. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

BECAUSE OUR HEADQUARTERS ARE NOT LOCATED IN A MAJOR METROPOLITAN AREA, WE MAY
  NOT BE ABLE TO RECRUIT AND RETAIN QUALIFIED PROFESSIONALS, WHO ARE CURRENTLY IN HIGH DEMAND AND WHOSE NUMBERS ARE LIMITED

    We compete intensely with other software companies nationwide to recruit and hire from a limited pool of qualified personnel. Because our headquarters are not located in a major metropolitan area, many qualified candidates may be unwilling to relocate to North Carolina and work for Red Hat. If we cannot attract and hire additional qualified sales and marketing, professional services and software engineering and development personnel, our business results will suffer.

WE MAY NOT BE ABLE TO GENERATE ENOUGH ADDITIONAL REVENUE FROM OUR PLANNED
  INTERNATIONAL EXPANSION TO OFFSET THE COSTS ASSOCIATED WITH ESTABLISHING AND MAINTAINING FOREIGN OPERATIONS

    A key component of our growth strategy is to expand our presence in foreign markets. We have recently established subsidiaries or offices in Ireland, the UK, Germany, Japan and Australia, and are considering further expansion worldwide. We may also enter other markets as opportunities arise. It will be costly to establish international facilities and operations, promote our brand internationally, and develop localized web sites and other systems. Revenue from international activities may not offset the expense of establishing and maintaining these foreign operations. In addition, because we have little experience in marketing and distributing products or services for these markets, we may not benefit from any first-to-market advantages.

OUR MANAGEMENT TEAM MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS
  STRATEGIES BECAUSE IT HAS ONLY RECENTLY BEGUN TO WORK TOGETHER

    Our business is highly dependent on the ability of our management to work together effectively to meet the demands of our growth. Several members of our senior management, including our Chief Executive Officer and President, Matthew Szulik, our Chief Operating Officer, Tim Buckley and our Chief Marketing Officer, Tom Butta, have been employed by us for a relatively short period of time. In addition, the members of our management team who have been with us since 1997 or earlier have had only limited experience managing a rapidly growing company on either a public or private basis. The failure of our management team to work together effectively could prevent efficient decision-making by our executive team, affecting product development and sales and marketing efforts, which would negatively impact our operating results.

WE COULD LOSE ROBERT YOUNG, MATTHEW SZULIK AND TIM BUCKLEY OR OTHER KEY
  PERSONNEL, WHICH COULD PREVENT US FROM EXECUTING OUR BUSINESS STRATEGIES

    Our future success depends on the continued services of a number of key directors and officers, including our Chairman, Robert Young, our Chief Executive Officer and President, Matthew Szulik, and our Chief Operating Officer, Tim Buckley. The loss of the technical knowledge and industry expertise of any of these people could seriously impede our success. Moreover, the loss of one or a group of our key employees, particularly to a competitor, and any resulting loss of customers could reduce our market share and diminish the Red Hat brand.

WE MAY LACK THE FINANCIAL AND OPERATIONAL RESOURCES NEEDED TO INCREASE OUR
  MARKET SHARE AND COMPETE EFFECTIVELY WITH MICROSOFT, OTHER ESTABLISHED OPERATING SYSTEMS DEVELOPERS, SOFTWARE DEVELOPMENT TOOLS DEVELOPERS AND OTHER SERVICE AND SUPPORT PROVIDERS

    In the market for operating systems, we face significant competition from larger companies with greater financial resources and name recognition than we have. These competitors, which offer hardware-independent multi-user operating systems for Intel platforms and/or UNIX-based operating systems, include AT&T, Compaq, Hewlett-Packard, IBM, Microsoft, Novell, Olivetti, The Santa Cruz Operation, Sun Microsystems and Unisys. Some of these competitors currently, or may in the future, produce and market open source operating systems.

    With our acquisition of Cygnus, we now face competition in the market for software development tools and operating systems for special-purpose computing. Our competitors in this market, some of which have greater market share than we do, include Wind River Systems, Integrated Systems Incorporated, Green Hills Software, and the Metrowerks subsidiary of Motorola. Some of these companies currently produce or use open source software as part of their product offerings. We may not be able to compete effectively in this market if customers choose proprietary solutions. If the demand for open source solutions in this market expands, however, we could lose market share as existing competitors reposition or new companies emerge to address the opportunity.

    As we increase our services offerings, we may face competition from larger and more capable companies that currently service and support other operating systems, particularly UNIX-based operating systems, due to the fact that Linux- and UNIX-based operating systems share many common features. These companies may be able to leverage their existing service organizations and provide higher levels of support on a more cost-effective basis than we can. We may not be able to compete successfully with these current or potential competitors. See "Business--Competition".

WE MAY NOT BE ABLE TO MATCH THE PROMOTIONAL ACTIVITIES AND PRICING POLICIES
  OFFERED BY OTHER SUPPLIERS OF LINUX-BASED AND OTHER OPEN SOURCE OPERATING SYSTEMS, WHICH COULD RESULT IN A LOSS OF MARKET SHARE

    In the new and rapidly-evolving market for Linux-based operating systems, we face intense competition from a number of other suppliers of Linux-based operating systems. We also face competition to a lesser extent from developers of non-Linux-based open source operating systems such as BSD-based operating systems. BSD-based operating systems such as FreeBSD, NetBSD and OpenBSD are open source operating systems produced by communities of developers working together via the internet, and which are published and distributed by Walnut Creek CD-ROM, among others. We expect competition in broader open source operating systems and the Linux-based operating systems markets to intensify. In addition, companies like Sun Microsystems and Corel, which are more established and have larger customer bases than we do, have indicated a growing interest in the market for Linux-based operating systems. These companies may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies, and offer more attractive terms to their customers than we can. Furthermore, because Linux-based operating systems can be downloaded from the internet for free or purchased at a nominal cost and modified and re-sold with few restrictions, traditional barriers to entry are minimal. Accordingly, it is possible that new competitors or alliances among existing competitors may emerge and rapidly acquire significant market share. See "Business--Competition".

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

    In addition, our existing strategic relationships do not, and any future strategic relationships may not, afford us any exclusive marketing or distribution rights. As a result, the companies with which we have strategic alliances are free to pursue alternative technologies and to develop alternative products and services in addition to or in lieu of our products and services, either on their own or in collaboration with others, including our competitors. Moreover, we cannot guarantee that the companies with which we have strategic relationships will market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support. See "Business--Sales, Marketing and Distribution".

ANY DISRUPTION IN OUR RELATIONSHIPS WITH OUR TWO LARGEST DISTRIBUTORS, ON WHOM
  WE RELY FOR A SIGNIFICANT PERCENTAGE OF OUR PRODUCT REVENUE, COULD CAUSE OUR REVENUE TO DECLINE

    We are highly dependent on revenue from sales to our two largest distributors, Frank Kasper & Associates and Ingram Micro, who together accounted for a significant percent of our total revenue for the fiscal year ended February 28, 1999 and for the nine months ended November 30, 1999. These distributors are not obligated to purchase products from us and the loss of one or both of these distributors, or a reduction in the amount of product sales generated by them, could significantly reduce our product revenue. See "Business--Sales, Marketing and Distribution".

WE MAY NOT BE ABLE TO MEET THE OPERATIONAL AND FINANCIAL CHALLENGES THAT WE WILL
  ENCOUNTER AS OUR INTERNATIONAL OPERATIONS EXPAND

    As we expand our international operations, we will face a number of additional challenges associated with the conduct of business overseas. For example:

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

EXPANDING OUR SERVICES BUSINESS WILL BE COSTLY AND MAY NOT RESULT IN ANY BENEFIT
  TO US

    We have recently expanded our strategic focus to place additional emphasis on technical support and maintenance, developer support, custom development, consulting, training and education or hardware certification services, from which we have historically derived an insignificant amount of revenue. We cannot be certain that our customers will engage our professional services organization to assist with any of these services. We also cannot be certain that we can attract or retain a sufficient number of the highly qualified services personnel that the expansion of our services business will need. In addition, this expansion has required, and will continue to require, significant additional expenses and development, financial and operational resources. The need for these additional resources will place further strain on our management, financial and operational resources and may make it more difficult for us to achieve and maintain profitability.

ATTEMPTS TO EXPAND BY MEANS OF BUSINESS COMBINATIONS AND STRATEGIC ALLIANCES MAY
  NOT BE SUCCESSFUL AND MAY HARM OUR OPERATIONAL EFFICIENCY, FINANCIAL PERFORMANCE AND RELATIONSHIPS WITH EMPLOYEES AND THIRD PARTIES

    We may continue to expand our operations or market presence by entering into additional business combinations, investments, joint ventures or other strategic alliances with hardware manufacturers, software vendors, internet companies, open source software developers or other companies both in the United States and internationally. Our ability to expand in this way may be limited due to the many financial and operational risks accompanying these transactions. For example:

    - we may have difficulty assimilating the operations, technology and personnel of the combined companies;

    - our business may be disrupted by the allocation of resources to consummate these transactions;

    - we may have problems retaining key technical and managerial personnel from acquired companies;

    - we may experience one-time in-process research and development charges and ongoing expenses associated with amortization of goodwill and other purchased intangible assets;

    - our stockholders will suffer dilution if we issue equity to fund these transactions;

    - acquired businesses may initially be unprofitable resulting in our assumption of operating losses and increased expenses;

    - our reputation may be harmed if the open source development community does not approve of these transactions; and

    - our relationships with existing employees, customers and business partners may be weakened or terminated as a result of these transactions.

                     RISKS RELATED TO OUR INTERNET STRATEGY

WE MAY FAIL TO PROMOTE AND ENHANCE OUR WEB SITE EFFECTIVELY, WHICH MAY PREVENT
  US FROM ATTRACTING NEW VISITORS, ELECTRONIC COMMERCE PARTNERS OR ADVERTISERS TO OUR WEB SITE AND FROM DELIVERING OUR SOLUTIONS THROUGH OUR WEB SITE

    Enhancing the REDHAT.COM web site is critical to our ability to increase our revenue. In order to attract and retain internet users, electronic commerce partners and advertisers, we intend to substantially increase our expenditures for enhancing and further developing our web site. Our success in promoting and enhancing the REDHAT.COM web site will also depend on our ability to provide high quality content, features and functionality. If we fail to promote our web site successfully or if visitors to our web site, electronic commerce partners or advertisers do not perceive our services to be useful, current or of high quality, our ability to generate revenue from our web site will be significantly impaired.

VISITORS TO OUR WEB SITE COULD EXPERIENCE DELAYS AND DECREASED PERFORMANCE
  DURING PERIODS OF HEAVY TRAFFIC, WHICH COULD RESULT IN DISSATISFACTION WITH OUR WEB SITE AND DAMAGE TO OUR REPUTATION

    Our web site must accommodate a high volume of traffic and deliver frequently updated information. Our web site has in the past experienced slower response times or decreased traffic for a variety of reasons. These occurrences have not had a material impact on our business. These types of occurrences in the future, however, could materially adversely affect our reputation and brand name and could cause users to perceive our web site as not functioning properly. Under these circumstances, our users might choose another web site or other methods to obtain Linux-based operating systems or Linux-related information.

BECAUSE THERE IS NO INDUSTRY STANDARD FOR THE MEASUREMENT OF THE EFFECTIVENESS
  OF INTERNET ADVERTISING, ADVERTISERS MAY NOT INCREASE OR EVEN MAINTAIN THEIR CURRENT LEVELS OF INTERNET ADVERTISING, WHICH WOULD PREVENT US FROM GENERATING A SIGNIFICANT AMOUNT OF REVENUE FROM OUR WEB SITE

    As we execute our internet strategy, we expect to derive an increasing percentage of our total revenue from sponsorships and advertising on our web site. We may not generate this revenue if advertisers do not maintain or increase their current levels of internet advertising. As there is no industry standard for the measurement of the effectiveness of internet advertising, advertisers that currently advertise on the internet may reduce or eliminate this form of advertising and advertisers that have traditionally relied upon other advertising media may be reluctant to begin to advertise on the internet. Moreover, widespread adoption of currently available software programs that limit or prevent advertisements from being delivered to an internet user's computer would negatively affect the commercial viability of internet advertising and would further deter advertisers from increasing or maintaining current levels of internet advertising. Our ability to successfully execute our internet strategy will be adversely affected if the market for internet advertising fails to develop or develops more slowly than expected.

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

WE MAY BE UNABLE TO ADEQUATELY MEASURE THE DEMOGRAPHICS OF VISITORS TO OUR WEB
  SITE, WHICH IS CRITICAL TO OUR ABILITY TO ATTRACT ADVERTISING REVENUE

    We expect that it will be important to our advertisers that we accurately measure the demographics of the visitors to our web site. While we have not committed significant resources to the measurement of demographics to date, we are currently implementing systems designed to record demographic data on our web site's visitors. This implementation may be costly, and if not done effectively, may not permit us to accurately measure the demographic characteristics of our web site's visitors. Until these new systems are functional, we will continue to rely on third parties to provide some of these measurement services. If these parties were unable to provide these services, we would need to obtain them from other providers, which might not be readily available. Companies may choose not to advertise on our web site or may pay less for advertising if they do not perceive our measurements or measurements made by third parties to be reliable.

OUR INTERNET STRATEGY WILL FAIL IF THE INFRASTRUCTURE OF THE INTERNET IS NOT
  CONTINUALLY DEVELOPED AND MAINTAINED

    The success of our internet strategy will depend in large part on the continued development and maintenance of the infrastructure of the internet. Because global commerce and the online exchange of information is new and evolving, we cannot predict with any certainty that the internet will be a viable commercial marketplace in the long term. The internet has experienced, and we expect it to continue to experience, significant growth in the number of users and amount of traffic. If the internet continues to experience an increased number of users, frequency of use or increased bandwidth requirements of users, it may not be able to support the demands placed upon it by this growth, and its performance and reliability may suffer. Furthermore, the internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and could face similar outages and delays in the future. Any outage or delay could affect the level of internet usage, as well as the volume of traffic on our web site. In addition, the internet could lose its viability due to increased governmental regulation and delays in the development or adoption of new standards and protocols to handle increased levels of activity. If the necessary infrastructure, standards or protocols or complementary products, services or facilities are not developed, or if the internet does not become a viable commercial marketplace, our internet strategy will not succeed.

WE ARE VULNERABLE TO UNEXPECTED NETWORK INTERRUPTIONS CAUSED BY SYSTEM FAILURES,
  WHICH MAY RESULT IN REDUCED VISITOR TRAFFIC ON OUR WEB SITE, DECREASED REVENUE AND HARM TO OUR REPUTATION

    Substantially all of our communications hardware and other hardware related to our web site is located at our facilities, although we have back-up and co-location hardware for our web site located at third-party facitilies. Fire, floods, hurricanes, tornadoes, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems. In addition, although we have implemented network security measures, our servers are vulnerable to computer viruses, electronic break-ins, human error and other similar disruptive problems which could adversely affect our systems and web site. Although we try to prevent unauthorized access to our systems, we cannot eliminate this risk entirely. We could lose revenue and suffer damage to our reputation if our systems were affected by any of these occurrences. Our insurance policies may not adequately compensate us for any losses that may occur due to failures or interruptions in our systems. We do not presently have a formal disaster recovery plan.

                       RISKS RELATED TO LEGAL UNCERTAINTY

WE COULD BE PREVENTED FROM SELLING OR DEVELOPING OUR PRODUCTS IF THE GNU GENERAL
  PUBLIC LICENSE AND SIMILAR LICENSES UNDER WHICH OUR PRODUCTS ARE DEVELOPED AND LICENSED ARE NOT ENFORCEABLE

    The Linux kernel, the Red Hat Linux operating system and our other open source products have been developed and licensed under the GNU General Public License and similar licenses. These licenses state that any program licensed under them may be liberally copied, modified and distributed. We know of no circumstance under which these licenses have been challenged or interpreted in court. Accordingly, it is possible that a court would hold these licenses to be unenforceable in the event that someone were to file a claim asserting proprietary rights in a program developed and distributed under them. Any ruling by a court that these licenses are not enforceable, or that Linux-based operating systems, or significant portions of them, may not be liberally copied, modified or distributed, would have the effect of preventing us from selling or developing our products.

OUR PRODUCTS MAY CONTAIN DEFECTS THAT MAY BE COSTLY TO CORRECT, DELAY MARKET
  ACCEPTANCE OF OUR PRODUCTS AND EXPOSE US TO LITIGATION

    Despite testing by us and our customers, errors may be found in our products after commencement of commercial shipments. This risk is exacerbated by the fact that most of the code in our products is developed by independent parties over whom we exercise no supervision or control. If errors are discovered, we may have to make significant expenditures of capital to eliminate them and yet may not be able to successfully correct them in a timely manner or at all. Errors and failures in our products could result in a loss of, or delay in, market acceptance of our products and could damage our reputation and our ability to convince commercial users of the benefits of Linux-based operating systems and other open source software products.

    In addition, failures in our products could cause system failures for our customers who may assert warranty and other claims for substantial damages against us. Although our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims, it is possible that these provisions may not be effective or enforceable under the laws of some jurisdictions. Our insurance policies may not adequately limit our exposure to this type of claim. These claims, even if unsuccessful, could be costly and time consuming to defend.

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

OUR EFFORTS TO PROTECT OUR TRADEMARKS MAY NOT BE ADEQUATE TO PREVENT THIRD
  PARTIES FROM MISAPPROPRIATING OUR INTELLECTUAL PROPERTY RIGHTS

    Our most valuable intellectual property is our collection of trademarks. The protective steps we have taken in the past have been, and may in the future continue to be, inadequate to deter misappropriation of our trademark rights. Although we do not believe that we have suffered any material harm from misappropriation to date, we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our trademark rights. We have registered some of our trademarks in the United States, Europe and Australia and have other trademark applications pending in the United States, Europe, Australia, Canada, Europe, Japan and many other countries. Effective trademark protection may not be available in every country in which we offer or intend to offer our products and services. Failure to adequately protect our trademark rights could damage or even destroy the Red Hat brand and impair our ability to compete effectively. Furthermore, defending or enforcing our trademark rights could result in the expenditure of significant financial and managerial resources. See "Business--Intellectual Property".

WE MAY BE SUED AS A RESULT OF INFORMATION PUBLISHED OR POSTED ON OR ACCESSIBLE
  FROM OUR REDHAT.COM WEB SITE

    We may be subjected to claims for defamation, negligence, copyright or trademark infringement or other claims relating to the information we publish on our web site. These types of claims have been brought, sometimes successfully, against online services in the past, and can be costly to defend. We may also be subjected to claims based on content that is accessible from our web site through links to other web sites or through content and materials that may be posted by visitors to our web site. We believe that the scope and amount of our commercial and general liability insurance is appropriate, given our current financial position. However, this insurance may not adequately protect us against these types of claims. We have not been a party to any lawsuit of this type to date.

OUR SOFTWARE PRODUCTS, AS WELL AS THOSE OF OUR CUSTOMERS AND SUPPLIERS, COULD
  FAIL AS A RESULT OF THE YEAR 2000 PROBLEM

    We have conducted a review of Red Hat Linux and our internal systems to identify functions that need correction to be "Year 2000 compliant". We have not, however, tested our other products and have not tested or sought certifications from third parties bundling software applications and components with Official Red Hat Linux. Although we have not experienced any failures to date, any failure by our products or third-party software bundled with our products to function in the Year 2000 may decrease the value of our products, give rise to warranty claims and tarnish the Red Hat brand. Additionally, the Year 2000 problem may affect us by causing disruptions in the business operations of, or delay technology purchases by, companies with which we do business, such as customers and suppliers, causing a decrease in our product revenue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compliance".

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Most of our cash equivalents, investments and capital lease obligations are at fixed interest rates, and therefore the fair market value of these instruments is affected by changes in market interest rates. As of November 30, 1999, all of our cash equivalents mature within 90 days and we have the ability to liquidate our investments every 90 days. Because our investment portfolio is primarily comprised of short-term investments in debt securities, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

PART II.      OTHER INFORMATION

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 11, 1999 the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (File number 333-80051), relating to the initial public offering of the Company's Common Stock, $.0001 par value. The offering commenced on August 11, 1999 and all shares covered by the Registration Statement were sold. The proceeds to the Company, net of underwriting discounts and costs, was approximately $88.7 million. The following are the uses of such proceeds from the effective date of the registration statement (August 11, 1999) through November 30, 1999:

               Short-term debt and equity instruments                         7,630,705
               Long-term debt and equity instruments                         76,633,119
               Working capital                                                4,403,105
                                                                             ----------
                                                                             88,666,929


None of the net proceeds from the IPO were used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of the Company's equity securities, or affiliates of the Company.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

EXHIBIT NO.                     DESCRIPTION

 2.1 Agreement and Plan of Reorganization dated November 15, 1999 by and among the Company, Cygnus Solutions, Miami Acquisition Corp. and
           Michael Tiemann, as Securityholder Agent

10.1 Escrow Agreement dated as of January 7, 2000 by and among the Company, Miami Acquisition Corp., Cygnus Solutions, Michael Tiemann, as Securityholder Agent, and First Union National Bank, as Escrow
           Agent

11.1       Statement Regarding Computation of Per Share Earnings.

27.1       Financial Data Schedule

(b) On November 16, 1999 the Company filed a report on Form 8-K to disclose that on November 15, 1999, the Company and Cygnus Solutions, a privately held California corporation, announced that they had entered into an Agreement and Plan of Reorganization dated as of November 15, 1999 by and among the Company, Miami Acquisition Corp., a North Carolina corporation and wholly owned subsidiary of the Company, Cygnus and Michael Tiemann, as Securityholder Agent.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RED HAT, INC.

Date:  January 14, 2000             By: /s/ Matthew Szulik
                                       ----------------------------------------
                                        Matthew Szulik

                                        President and Chief Executive Officer

                                  EXHIBIT INDEX

EXHIBIT NO.                         DESCRIPTION

 2.1 Agreement and Plan of Reorganization dated November 15, 1999 by and among the Company, Cygnus Solutions, Miami Acquisition Corp. and
           Michael Tiemann, as Securityholder Agent

10.1 Escrow Agreement dated as of January 7, 2000 by and among the Company, Miami Acquisition Corp., Cygnus Solutions, Michael Tiemann, as Securityholder Agent, and First Union National Bank, as Escrow
           Agent

11.1       Statement Regarding Computation of Per Share Earnings.

27.1       Financial Data Schedule