Form 10-K
period 2000-02-29
RED HAT INC
filed 2000-05-25
CIK 1087423

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
   X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended February 29, 2000
                                      OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from          to          .

                        Commission File Number: 0-26281
                                 RED HAT, INC.
             (Exact name of registrant as specified in its charter)
                                    Delaware
                            (State of Incorporation)

                                   06-1364380
                      (I.R.S. Employer Identification No.)

              2600 Meridian Parkway, Durham, North Carolina 27713
          (Address of principal executive offices, including Zip Code)

                                 (919) 547-0012
             (Registrant's telephone number, including area code)

   Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                $.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 28, 2000 was approximately $1,440,975,186, based on the closing price of $25.06 for our common stock as reported by The Nasdaq National Market on April 28, 2000. There were 155,200,547 shares of common stock outstanding as of April 28, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended February 29, 2000. Portions of such Proxy Statement are incorporated by reference in Part III hereof.

                                     PART I

ITEM 1 - BUSINESS

General

We are the leader in open source solutions for Internet computing, delivering on the promise of open source from small embedded devices to the most prodigious enterprise. We apply our technological leadership to create open source solutions for Internet infrastructure and post-PC environments, offer services backed by the best understanding of open source and the most comprehensive resources, deliver the brand of a widely trusted open source leader and corporate partner, and persist in an indelible commitment to the virtues of open source to lead a revolution in the computing industry. Our services include technical support and maintenance, developer support, custom development, consulting, training and education and hardware certification.

Our web site, redhat.com, is a leading destination for open source software users and developers and serves as the primary delivery mechanism and customer interface for many of our offerings. redhat.com also offers extensive news and information for the open source community, an important forum for open source software development, a commerce site and priority access for software downloads and upgrades. We are committed to serving the interests and needs of open source software users and developers and to sharing our product developments with the open source community.

Red Hat, Inc. was incorporated in Connecticut in March 1993 as ACC Corp., Inc. In September 1995, ACC Corp., Inc. changed its name to Red Hat Software, Inc. In September 1998, Red Hat Software, Inc. reincorporated in Delaware. In June 1999, Red Hat Software, Inc. changed its name to Red Hat, Inc. In August 1999 we sold 13,800,000 shares of common stock to the public in our initial public offering.

In January 2000, we acquired Cygnus Solutions in a transaction accounted for as a pooling of interests. As a result of this acquisition, our historical financial statements have been restated to include the results of operations and accounts of Cygnus for all periods presented. Cygnus is an open source software company that provides custom engineering services to develop end-to-end software solutions primarily for use in the UNIX and Linux markets and then provides ongoing support and maintenance services for these custom developed software solutions. In addition, Cygnus has developed a suite of software development tools that are sold through their web site and through various distributors. Cygnus has offices in the United States, United Kingdom and Japan.


Industry Background

Growth of open source software

The Internet has accelerated the development of open source software. Open source software has its origins in the academic and research environments and is based on an open, collaborative approach to the development and distribution of software, whereby multiple groups of developers collaborate on specific projects from remote locations around the globe. Developers can write code alone or in groups, make their code available over the Internet, give and receive comments on other developers' code and modify it accordingly. The growth of the Internet has greatly increased the scale and efficiency of open source development through the availability of collaborative technologies such as e-mail lists, news groups and web sites. These technologies have enabled increasingly large communities of independent developers to collaborate on more complex open source projects.

Open source software has emerged as a viable alternative to traditional proprietary software. Under the proprietary model of software development, a software developer generally licenses to the user only the object, or binary code. Binary code consists of the 1's and 0's that only computers understand. By contrast, under the open source development model, the software developer provides the user with access to both the binary code and the source code. Source code is the language used by the developers. As compared to the proprietary model, the open source model:

     . allows a company's in-house development team to collaborate with a global community of independent developers;

     . provides the user access to both binary and source code, and the rights to copy, modify, alter and redistribute the software; and

     . permits the user ongoing access to improvements made to the software by others.

We believe open source software offers many potential benefits for software customers, users and vendors. Customers and users are able to acquire the software at little or no cost, install the software on as many computing devices as they wish, and customize the software to suit their particular needs. In addition, customers and users can obtain software updates, improvements and support from multiple vendors, reducing reliance on any single vendor. Vendors are able to leverage the community of open source developers, allowing them to reduce development costs and decrease their time to market. Vendors are also able to distribute their products freely over the Internet, enabling them to create large global user bases quickly.

Participants in open source development can generate revenue in a variety of ways, including:

     . making their own open source products widely available, and then offering technical support, custom development, and related services to customers;

     . meeting consumer demand for convenience and quality by selling their open source products to customers in shrink-wrapped packaging accompanied by user manuals and other related documentation and access to services and technical support offerings;

     . using open source products as a means of attracting visitors to their web sites, which in turn can result in the sale of other products, services, and advertising; and

     . developing brand loyalty and a reputation for quality by providing technically superior open source software products, which they can leverage to sell additional products and services to customers.

Just as the open source model has benefited from the success of the Internet, it has also greatly contributed to the Internet's success. Open source software comprises much of the Internet's infrastructure, from domain name server software to web servers and e-mail router software. Open source software is particularly well-suited to the Internet. With access to the source code, system administrators and developers can collaborate to debug, fix and optimally configure their software on a real-time basis. This enables them to improve performance and keep data flowing continually across the Internet, minimizing the disruptions and downtime common with proprietary software.

One of the better known open source products is the Linux kernel, the engine of Linux-based operating systems. An operating system is the software that allows a computer and its various hardware and software components to interact. Operating systems based on the Linux kernel are robust and dynamic. Thousands of developers worldwide continually collaborate on improving Linux-based operating systems and update them on a regular basis.

Some of the benefits enjoyed by users of Linux-based operating systems include:

     .    reduced licensing costs;

     . flexibility resulting from access to and legal right to modify source code;

     .    stability and high performance;

     .    comprehensive Internet support;

     .    compliance with standards; and

     .    multi-platform capability.

Since 1991, the use of Linux-based operating systems has grown rapidly. According to IDC, Linux-based operating systems represented 24.6% of all new license shipments of server operating systems in 1999. Linux-based operating systems are now the most commonly used operating system for web sites, representing approximately 33% of all installations, according to the April 2000 Netcraft Web Server Survey.

Open source opportunities beyond servers

The growth of the Internet, together with the reduction in cost and increase in performance of computing platforms, has also stimulated the demand for computing devices that provide low-cost, easy access to the Internet. These devices include mobile computing devices, such as personal digital assistants, wireless telephones, television set-top boxes, kiosks and game consoles, as well as special-purpose server devices such as routers, switches and dedicated file and e-mail servers. According to IDC, whereas in 1997 personal computers accounted for 96% of Internet access devices shipped in the U.S., by 2002 mobile computing devices are expected to account for nearly 50% of unit shipments in the U.S. In addition, IDC predicts that from 1998 through 2002 shipments of these devices will increase 76% annually, that by 2002 there will be more than 55 million mobile computing devices, and that, by 2005, shipments of these devices will exceed shipments of personal computers.

Manufacturers of mobile computing devices and other special-purpose server devices need flexible, robust and sophisticated operating systems to power these devices to take advantage of common application interfaces from desktop computing environments. Many of these manufacturers have, therefore, turned to open source solutions. In addition, many software developers rely upon open source tools, such as libraries, compilers and debuggers, to create software for these devices. Microprocessor vendors also use open source development tools and real time operating systems to design reference platforms for integrated device manufacturers.

Challenges to the widespread adoption of open source

Despite a strong initial market acceptance of Linux-based operating systems and other open source products, there exists a number of obstacles to widespread adoption within the enterprise, including:

     .    lack of service and support;

     .    scarcity of applications supporting Linux-based operating systems; and

     .    lack of well-financed, viable open source industry participants.

The ability of a Linux-based operating system to penetrate large businesses on an enterprise-wide basis and to gain widespread acceptance as a viable alternative to operating systems developed under the proprietary software model, depends, in large part, on the emergence of a proven leader in the open source community. This open source leader must demonstrate to the business enterprise, as well as to the community of application developers upon whom the business enterprise relies, a successful business model and the ability to support and service its products at a consistently high level.

                              The Red Hat Solution

To address the challenges facing the open source software market, our products and services offer the following features and benefits:

Superior product offerings

We engineer what we believe to be the most technically advanced open source operating system, Red Hat Linux. Red Hat Linux is comprised of more than 700 separate software packages, including compilers and web servers, e-mail servers, file transfer protocol servers and file servers. Red Hat Linux is:

     . flexible and scalable - capable of running a single desktop machine or the entire network of a large business enterprise;

     . functional - able to handle discrete or multiple applications accessed by multiple users;

     . modular - allowing the user to install only those applications that are desired by the user;

     . adaptable - allowing the user to modify the software to meet particular needs and requirements; and

     . reliable - constantly monitored and fine-tuned by thousands of developers worldwide.

As a result, Red Hat accounted for 55% of new license shipments of Linux-based server operating systems in the U.S. in 1998 and was the most popular system, preferred by 68% of U.S. users, according to IDC. In addition, Red Hat Linux has won numerous awards, including Info World Magazine's "Operating System Product of the Year" four years in a row in 1996, 1997, 1998 and 1999.

We also engineer, through our subsidiary, Cygnus, superior software development tools. Our GNUPro software development tools are based on the leading open source GNU standards and feature a compiler, debugger, various additional libraries and utilities, including advanced source code browsing and editing technology. We believe that Cygnus has been responsible for over 75% of the changes in GNU compiler source code over the past two years. We make regular, supported releases of our GNUPro software across a broad range of computing platforms that support all significant operating system environments. Consequently, these tools have won numerous awards including "Show Favorite" at the August 1999 Linux World show and Linux Journal's 1999 award for "Best New Application-Software Development".

Comprehensive open source solutions

Our market leadership in open source operating systems and development tools enables us to deliver end-to-end solutions for software developers and enterprise customers from servers to mobile computing devices. We employ many of the top contributors to the development and maintenance of the Linux kernel and GNU tools. With this expertise, we are better able to encourage software developers to rapidly develop applications across a broad range of computing platforms and port these applications for use on the Red Hat Linux operating system. We are also positioned to attract enterprise customers and expand the adoption of open source solutions within these companies.

Extensive professional services

We also offer a broad range of professional services relating to the development and use of open source products. These services include technical support and maintenance, developer support, custom development, consulting, training and education and hardware certification. We provide our customers and the open source community with a respected and reliable technology partner, one that is available to help with the purchase, deployment, customization and maintenance of open source solutions. We also provide custom solutions for key integrated device manufacturers and develop new technologies that meet their business objectives. We provide engineering services and developer support to microprocessor and product manufacturing partners to ensure that our development tools provide functionality and flexibility that we believe are unmatched by any proprietary tools vendor. We believe that providing these services and establishing ourselves as our customers' technology development partner will allow us to facilitate the widespread adoption of Red Hat Linux and other open source solutions as full scale enterprise solutions.

A leading online destination for the open source community

We are dedicated to serving the interests and needs of open source software users and developers online. redhat.com serves as our primary customer interface and delivery mechanism for many of our solutions. redhat.com also serves as a comprehensive resource for the latest information related to open source initiatives. It contains news of interest to open source users and developers, features for the open source community, a commerce site and priority access for software downloads and upgrades. Visitors to our site can organize and participate in user groups, make available bug fixes and incremental code improvements and share knowledge regarding the use and development of open source software.

By acting as a clearinghouse of open source and Linux-related information and by facilitating the interaction of developers, businesses and technology enthusiasts, our web site has become a community center for the open source movement.

Commitment to the open source model

Red Hat has fully embraced the open source model in its products and services. Whereas others have incorporated certain aspects of this model into their businesses while retaining various features of the proprietary model, our product offerings are true open source offerings. We share our improvements to the Linux kernel and other open source products with the development community. In this way, we benefit independent developers by making our products more useful for them in their own development projects. We have also sponsored the creation of the Red Hat Center for Open Source, Inc., a non-profit foundation dedicated to the promotion of open source activities and ideals. Furthermore, in addition to the open source software we develop ourselves, we help fund a broad range of open source software projects and organizations, including the XFree86 group, the linuxconf open source software product and the Free Software Foundation.

Strategic relationships

In an effort to increase the market acceptance of open source software in general, and the Red Hat Linux operating system in particular, we have established development, marketing or distribution relationships with leading technology companies, including Cisco, Compaq, Computer Associates, Dell, Hewlett-Packard, IBM, Intel, Nokia, Nortel, Oracle, SAP, and Sony Computer Entertainment. Further, with our acquisition of Cygnus, we are positioned to partner with many of the world's leading microprocessor companies to provide open source software technologies on the latest computing platforms. In addition, we share our development efforts with and commit resources to third party developers and vendors in order to expand the number of applications available for Linux-based and other open source-based operating systems. By establishing and maintaining these relationships, we are able to increase market awareness of open source software, gather industry support for our products and penetrate new markets.


                               Business Strategy

Our objective is to enhance our position as the leader in open source solutions for Internet computing, via both traditional channels and the Internet. The key elements of our strategy are:

Increase the adoption of open source software across all computing platforms

Although recent years have seen a substantial increase in the market acceptance of Linux-based operating systems and other open source software, we intend to promote further acceptance of open source software through a variety of means, including strengthening our existing alliances with other information technology companies, establishing new alliances and sharing our development efforts with third-party developers. The strength of these relationships is crucial to the expansion of the open source community, the technical advancement and widespread distribution of open source products and the development of third-party applications suitable for Linux-based operating systems.

By aligning ourselves with companies widely regarded as producing high quality and highly reliable software developed under the traditional software development model, we expect to bridge the gap between the open source community and those customers who are currently skeptical or unaware of the benefits of open source software.

Our acquisition of Cygnus has broadened the market for our open source products and solutions by permitting us to forge relationships with manufacturers of mobile computing devices such as wireless phones and digital personal organizers and special purpose server devices, such as routers and phone switches. With our broad selection of open source products and our comprehensive array of professional services, we believe that we can quickly and effectively penetrate this market, expand our presence and increase the market acceptance for open source solutions within it.

Additional means of increasing the market acceptance for Linux-based operating systems and other open source software include maintaining and improving our relationship with third-party developers and the open source community, encouraging the development of open source applications and publicizing success stories.

Continue to enhance our web site

We are continuing to enhance our web site in an effort to create a definitive online destination for open source software products, software updates, news, and other content related to Linux-based operating systems and other open source projects. At redhat.com, people from around the world can obtain updates to open source software, purchase a wide array of open source products and services, access and copy code for their own programming efforts, read news related to topics of interest to the community and interact with other community members. We have recently added such enhancements as software update notification and automatic software updating for those who want it. New features we anticipate adding to our web site include:

     .    registries and hosting of open source web sites and projects;

     . open source classifieds (including products for sale and employment listings);

     .    event calendars; and

     .    virtual trade shows.

By adding these features to our web site, we believe that our visitors will continue to visit on a regular basis and that we will attract an increasing number of new visitors. In addition, we believe that these new features and offerings will keep visitors on our site for longer periods of time.

Expand our presence in the enterprise market

Historically, enterprise customers had to obtain open source operating systems from one source and application development tools from another source. With our acquisition of Cygnus, we are now positioned to provide comprehensive open source solutions. We intend to expand our service offerings, including training, consulting, custom development and web-based services that customers have come to expect from information technology providers, which will increase their confidence in open source products and providers. We are currently expanding our professional services organization to enhance our ability to provide such services. We believe that as our user base grows, more of our customers, particularly our larger customers, will look to us to help them customize their operating systems and our development tools to perform optimally within their particular computing environments across all of their computing platforms. We also expect that more of our services will be provided as subscription services accessed through our web site. We believe that many of our larger customers will also expect us to assume the role of their technology partner and perform on-site consulting services such as large-scale system assessments and enterprise-wide system enhancements. We believe that by increasing our capacity to offer such services, we will be able to significantly increase our services revenue and establish ourselves as the premier open source service provider.

Continue to pursue strategic acquisitions and alliances

We intend to pursue a selective acquisition strategy as opportunities arise to complement our product offerings, extend our service capabilities and expand the features on our web site. We also intend to create strategic alliances where it is beneficial to our business model. Our acquisition of Cygnus allows us to expand the market for our products and foster the rapid development of open source applications. In addition, we believe that our strategic relationships with Cygnus' large corporate customers will encourage the wide-spread acceptance of open source operating systems beyond the traditional workstation and desktop computing environments. Our acquisition of Hell's Kitchen Systems, Inc. ("HKS") in January 2000 will help us expand our web site and provide open source e-commerce solutions to our business partners.

Increase our penetration into international markets

We have only recently commenced operations in Europe, Asia and Australia, but we are rapidly expanding worldwide. Since August 1999, we have established subsidiaries in France, Italy, Japan and Australia. While we have a significant installed base of international users, we intend to increase our overseas presence in the near future by establishing additional foreign offices or subsidiaries. We offer Red Hat Linux in English, French, German, Italian, and Japanese, and plan to introduce it in other languages in the future.

Continue to invest in the development of open source technology

We intend to continue to invest significant resources in the development of new open source technology, capitalizing on our extensive experience working within the open source model. We expect this continued investment to take the form of increased expenditures on internal development efforts, including our Red Hat Advanced Development Laboratory, as well as continued funding of third-party open source projects. We also plan to continue our financial support of the development efforts of many of the top-tier engineers in the open source community. This support will be directed towards an array of projects, ranging from:

     . the development of open source embedded operating systems and software, which we believe will take Red Hat Linux from the personal computer to the mobile computing device; and

     . the design of new networking and scalability features, which are expected to make Red Hat Linux more attractive as a server operating system.

In particular, we have sponsored the Red Hat Center for Open Source, Inc., a foundation which promotes open source projects and ideals. We expect that, through our continued efforts, we will be able not only to foster the advancement of open source technology, but also to enhance our relationship with the open source community.


                             Products and Services

Our product offerings include Red Hat Linux and related tools, open source software applications, documentation, manuals and general merchandise. Our professional services offerings, principally directed towards our larger corporate customers and strategic partners, include technical support and maintenance, custom development, consulting, training and education, developer support and hardware certification.

Our shrink-wrapped products come with a limited subscription service. Users of these services are entitled to priority downloads of products, access to developer pages on our web site and are e-mailed news relating to developments within the open source community.

Red Hat Linux and related software

Official Red Hat Linux 6.2. Official Red Hat Linux is our principal product. We first released Official Red Hat Linux in October 1994, and began shipping the latest release, Version 6.2, in March 2000. Official Red Hat Linux is available for the Intel, Sun SPARC and Compaq Alpha platforms. We offer the product in three versions:

     . Standard - the basic collection of Red Hat Linux software includes a documentation CD, printed installation guide, limited installation technical support, and priority access to software updates;

     . Deluxe - includes the components of Standard, plus E-commerce credit card verification software, additional software applications we license from third parties, an additional printed manual, and limited telephone technical support; and

     . Professional - includes the components of Deluxe, plus additional software applications and technical support, and cryptography software we license from RSA Data Security, Inc. used to create a secure web server suitable for conducting secure transactions via the Internet. This is a successor to our product previously known as the Red Hat Secure Web Server.

Official Red Hat Linux provides everything the user needs to perform a wide variety of server functions, including setting-up a web, e-mail, file or print server as well as using a computer as a general purpose desktop workstation to perform virtually any computing function.

Other Red Hat products include:

Red Hat Linux Enterprise Edition. As part of our enterprise product strategy, we work with top software vendors to provide tested and integrated total Red Hat Linux solutions for business critical, high-volume, e-business and enterprise environments. The Red Hat Linux Enterprise Edition product line features enterprise-class support from Red Hat's worldwide support solutions centers.

Linux Applications Library. The Linux Applications Library is a collection of applications developed by third parties that are designed to run on Red Hat Linux. These products do not include printed documentation or technical support.

RMS Linux. RMS Linux is a special collection of Red Hat Linux operating system and applications containing only open source software, and does not include technical support or printed documentation. Red Hat donates a portion of the proceeds from the sale of this product to the Free Software Foundation.

CCVS. Credit Card Verification System (CCVS) is transaction-processing software that is embeddable and portable to most UNIX and Linux systems. CCVS may be used for credit card authorization and settlement, as well as check verification. CCVS is certified with the major clearing house protocols and supports e-commerce applications ranging from a single web page or billing application, to a payment gateway server supporting thousands of merchants. We acquired this product with our acquisition of HKS.

Software for special-purpose client and server devices

With our acquisition of Cygnus, we are now able to provide a wide array of products that enable application scalability and portability across a range of computing platforms. Cygnus engineers operating systems and tools which are used for applications development and deployment across a broad range of computing platforms. These products reduce the complexity of cross-platform application development and deployment by allowing a single body of source code to be developed on or targeted toward a wide range of computing platforms. These products include:

GNUPro ETS and GNUPro Plus. GNUPro ETS and GNUPro Plus are collections of software development tools based on the popular GNU standard. We intend to sell GNUPro bundled with a subscription service that includes regular software upgrades and developer support services for rapid response and resolution of technical questions or problems.

eCos. eCos, the "embedded Cygnus operating system", is a real-time operating system targeted at special-purpose client device environments such as consumer electronics, wireless telephones, set top boxes, and Internet appliances. This highly configurable and scalable product is currently bundled with host tools that allow for rapid operating system configuration.

EL/IX. EL/IX brings a consistent application programming interface to developers who wish to target Linux as a host operating system, Linux as an embedded operating system, or eCos as a deeply embedded operating system. Use of EL/IX provides developers with the ease of developing Linux applications natively and redeploying them to a variety of targets and applications, including special-purpose server and client applications that are running any EL/IX-compliant operating system.

EDK. EDK, the "Red Hat embedded DevKit", is an integrated development environment, based on GNUPro tools and Source Navigator for embedded Linux development. Professional support packages are available to ensure the highest possible support from the principal innovators in both Linux and GNU tools. Subscription access to the new development packages will ensure timely notification of the latest modifications and enhancements as they become available.

Cygwin. Cygwin allows Linux/UNIX developers to compile their applications easily for the Windows platform, without any substantial rewriting of the source code.

Source-Navigator 4.5. Source-Navigator 4.5 is a tool for software developers, enabling them to quickly understand and re-engineer complex code.

Professional services

With our acquisition of Cygnus, we have significantly expanded the scope of our service offerings and professional services staff, and currently offer the following services:

Technical support and maintenance and developer support. We offer technical support and maintenance to a broad range of customers ranging from individual users to large corporations. We deliver installation, incident-based and developer support via our web site, e-mail and telephone. We have a highly-trained and skilled staff of technical support engineers to provide these services to our customers. In addition, we maintain relationships with several third-party support providers in order to enhance and expand our technical support and maintenance capabilities.

Custom development and consulting. We offer consulting and custom development services for enterprise customers seeking to deploy Red Hat Linux and open source applications. We also offer advanced assistance to third-party software developers working to develop applications that run on Red Hat Linux. In addition, we offer specific consulting and custom development services for key integrated device and microprocessor manufacturers seeking to utilize embedded open source operating systems on their devices.

Training and education. We provide training and educational programs to those customers who want to learn how to optimize their use of Red Hat Linux. The most popular of these programs is the "Red Hat Certified Engineer" course that we offer at sites around the world. We also conduct on-site training for customers. We work with third-party training and educational program providers to develop and offer additional training courses on a variety of topics related to Red Hat Linux, our open source tools and other open source software.

Hardware certification. We perform testing and certification services for hardware vendors seeking to market their products to Red Hat Linux users. Hardware vendors submit their products to us and, in exchange for a fee, we test the hardware to determine whether it is compatible with Red Hat Linux. Products meeting our performance criteria are certified as Red Hat Linux compatible.

Production and fulfillment

We outsource the physical production, packaging and order fulfillment of our products to third parties when it is cost effective to do so. To the extent possible, we limit our internal production activities to such tasks as scheduling, quality inspection and testing. We currently have arrangements for production, packaging and fulfillment with JVC Disc America Co., and Saturn Fulfillment Services Limited. We believe that our existing production arrangements are sufficient to accommodate potential increases in sales volume for the foreseeable future.


                                   redhat.com

Our web site, redhat.com, serves as the primary delivery mechanism and customer interface for many of our offerings. We offer extensive resources for the open source community, software updates and downloads and a commerce site for our shrink-wrapped products and support offerings. redhat.com also offers users access to broad and authoritative content on open source software including news, documentation, educational materials and case studies. Our web site serves the interests and needs of a wide spectrum of open source software users, from system administrators to developers to academics to mainstream technology users.

The redhat.com audience is highly focused and technically sophisticated, representing an attractive target market of computing professionals for advertisers and merchants. We offer a number of advertising and sponsorship programs to our partners and others seeking to reach this market.

Since August 1999, significant enhancements include:

     . Red Hat Developer Network - The Red Hat Developer Network is a collection of technical and business resources for developing software that runs on Red Hat Linux. It includes news about recent open source software developments, guidance on how to develop new applications that will run optimally on Red Hat Linux, technical documentation and other resources, and links to other resources that may be of interest to software developers. It is targeted at a range of software developers, including third parties that develop their own software application products, enterprise developers, web application developers and open source software developers. We plan to expand the Developer Network to include a variety of partnership programs, co-marketing opportunities and specialized support service offerings.

     . Agent Update - We offer customers the ability to receive electronic notification of the release of new open source products or product upgrades. In addition, at their option, we can automatically download new or upgraded products to the customers' computers when released.

     . Red Hat Store - We intend to continue building the redhat.com store into the most comprehensive open source shopping resource for corporate enterprise buyers. Offerings and upsell opportunities will be presented throughout the site in a context-relevant manner.


                       Sales, Marketing and Distribution

Software Products

We sell our products worldwide through direct sales, telesales campaigns and our web site, and indirectly through distributors, retailers, catalogs and original equipment manufacturers. Our direct sales force is dedicated to increasing worldwide sales through our retail, distribution and original equipment manufacturer channels. As of February 29, 2000, our indirect distribution channel was comprised of eight distributors, over 100 retailers with thousands of locations and 50 original equipment manufacturers. We have recently begun to focus our sales efforts more aggressively on the business enterprise market.

Our agreements with our distributors typically are not exclusive, have no stated minimum purchase or license obligations and may be terminated by either party without cause. We believe that in the event of the termination of our relationship with one or more of our indirect channel partners, we could enter into replacement agreements with new partners.

We permit original equipment manufacturers to distribute Red Hat Linux with their own hardware in exchange for royalty payments to us. We currently have original equipment manufacturer agreements in place with Dell, Compaq, IBM, Siemens and others. These agreements are not exclusive, have no stated minimum purchase or license obligations, and generally may not be terminated prior to the expiration of their terms.

Services

We sell our service offerings worldwide directly to individuals and companies through our sales force, direct sales, telesales and our web site, and indirectly through joint marketing alliances with companies such as Compaq, IBM and Intel. Our direct sales force concentrates primarily on selling custom development and technical support and maintenance contracts to our enterprise customers worldwide. Our acquisition of Cygnus added 28 sales professionals to our direct sales organization.

We have established joint marketing relationships with a number of leading technology companies including Compaq, Hewlett-Packard, IBM, Intel and Oracle. These agreements generally have one- or two-year terms and may be terminated prior to the expiration of their terms by either party with prior notice.

Our direct sales efforts support our sales and distribution efforts through participation in industry trade shows, targeted advertising, channel sales programs, public relations campaigns, retail promotions, customer surveys and the promotion of our products through our web site. In addition, we offer our software products for free download from redhat.com and other Internet sites worldwide.

                                  Competition

In the market for operating systems, we compete with a limited number of large and well-established companies that have significantly greater financial resources, larger development staffs and more extensive marketing and distribution capabilities. These competitors include Microsoft, Novell, IBM, Sun Microsystems and The Santa Cruz Operation, all of which offer hardware-independent multi-user operating systems for Intel platforms, and AT&T, Compaq, Hewlett-Packard, Olivetti and Unisys, each of which, together with IBM and Sun Microsystems, offers its own version of the UNIX operating system. Many of these competitors bundle competitive operating systems with their own hardware offerings, thereby making it more difficult for us to penetrate their customer bases.

In the rapidly evolving open source and Linux-based operating system market, we compete with a number of well-respected vendors and development projects. These competitors have established stable customer bases and continue to attract new customers. We also compete for services revenue with a number of companies that provide technical support and other professional services to users of Linux-based operating systems, including some original equipment manufacturers with which we have agreements. Many of these companies have larger and more experienced services organizations than we do currently. In addition, we face potential competition from several companies devoted to providing open source-based products and services, such as VA Linux Systems, a provider of hardware pre-installed with open source software, and Corel Corp., a developer of open source applications, each of which has indicated a growing interest in the Linux-based operating systems market.

With our acquisition of Cygnus, we now face competition in the market for software development tools and operating systems for special-purpose computing. Our main competitors in this market include Wind River Systems, Integrated Systems Incorporated, Green Hills Software, and the Metrowerks subsidiary of Motorola. These companies are well established and have greater financial resources and larger direct sales staffs than we do. Some of these companies currently produce or use open source software as part of their product offerings.

The open source solutions market is not characterized by the traditional barriers to entry that are found in most other markets, due to the nature of our products. For example, anyone can copy, modify and redistribute Red Hat Linux and most of our other open source products themselves. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

We believe that the major factors affecting the competitive landscape for our products include:

     .    name and reputation of vendor;

     .    product performance, reliability, functionality and price;

     .    strength of relationships in the open source community;

     .    availability of user applications;

     .    ease of use;

     .    networking capability;

     .    breadth of hardware compatibility;

     .    quality of support and customer services;

     .    distribution strength; and

     .    alliances with industry partners.

Although we believe that we compete favorably with many of our competitors in a number of respects, including product performance, functionality and price, networking capability, and breadth of hardware compatibility, we believe that many of our competitors have superior distribution capabilities and offer more extensive support services than we currently do. In addition, there are significantly more user applications available for competing operating systems, such as Windows NT and UNIX, than there are for Linux-based operating systems. An integral part of our strategy in the near future, however, is to address these shortcomings by, among other things, strengthening our existing strategic relationships and entering into new ones in an effort to expand our distribution capabilities, continuing to expand into the special-purpose computing device market and attracting more attention to the open source movement, which in turn should create additional incentives for software developers to write more applications for Red Hat Linux.

In the market for advertising revenue, we compete with other online content providers and traditional forms of media such as newspapers, magazines, radio and television. We believe that the principal competitive factors in attracting advertisers include the amount of traffic on redhat.com, brand recognition, customer service and support, the demographics of our users and visitors, our ability to offer targeted audiences and the overall cost-effectiveness of the advertising medium that we offer.


                      Software Engineering and Development

We have invested, and intend to continue to invest, significant resources in product and technology development. We focus and modify our product development efforts based on the needs of users and changes in the marketplace. We are currently focusing our development efforts on improving the Linux kernel, as well as commercializing our software innovations into new products and product enhancements that are easier to use and provide greater functionality. Our software engineers collaborate with open source software development teams working across the Internet. This involvement enables us to remain abreast of and lead technical advances, plans for development of new features and timing of releases, as well as other information related to the development of the Linux kernel and other open source projects.

Our software engineers have contributed to the development and maintenance of some of the most important components of the Red Hat Linux operating system, including the installation program and the package management program. The installation program provides users with a single method to install the hundreds of separate software programs that are included with Red Hat Linux so that from the user's perspective, the hundreds of programs appear as one. This simplified process sharply reduces the time and effort required to install a Linux-based operating system, as compared to the alternative of gathering the hundreds of programs one by one via the Internet. The installation program provides default settings for the user depending upon whether the user wishes to use Red Hat Linux as a server operating system or as a workstation operating system. The installation also provides advanced users with the ability to customize the programs that are installed, allowing for significant flexibility and control over the operating system. The installation also automatically detects the type of hardware that comprises the user's computer, in order to ensure that all programs necessary for Red Hat Linux to work on the hardware are properly installed.

Our software development engineers perform extensive testing of Red Hat Linux to ensure that it is properly assembled and works as a coherent whole from the user's perspective. We use industry standard methods of quality assurance testing to ensure that Red Hat Linux is solidly engineered and ready for use by our customers when shipped. We also operate an extensive beta testing program for Red Hat Linux. Under this program, we post a beta or test version of the operating system on the Internet. Developers and users around the world then suggest improvements and identify bugs. Each suggestion is circulated over the Internet in an attempt to encourage others to assist in the programming of a solution. In this way, Red Hat Linux users are treated as co-developers. Bug fixes and enhancements are tested by other users and our engineers, and when corrected, added to the next release. When the beta version is viewed as stable and complete, it becomes the next production version, and a new beta cycle begins.

Our web development team consists of engineers with considerable experience in developing scalable web-based applications. We continue to develop applications on redhat.com for user registration, commerce, and content management and publication. We rigorously test these programs and have built in the software necessary to ensure high quality visits to our web site.

                             Intellectual Property

Red Hat Linux and our other open source products have been developed and made available for licensing under the GNU General Public License and similar licenses. These licenses generally permit anyone to copy, modify and distribute the software, subject only to the restriction that any resulting or derivative work is made available to the public under the same terms. Therefore, although we retain the copyrights to the code that we develop ourselves, due to the open source nature of our software products and the licenses under which we develop and distribute them, our most valuable intellectual property is our collection of trademarks. We rely primarily on a combination of trademarks and copyrights to protect our intellectual property. We also enter into confidentiality and nondisclosure agreements with our employees and consultants, and generally control access to and distribution of our documentation and other proprietary information.

We pursue registration of some of our trademarks in the United States and in other countries. We have registered the trademark "Red Hat" in the United States, Australia, and the European Union, and have registrations pending in many other countries, including Canada and Japan. We have registered the Red Hat "Shadow Man" logo in the U.S., European Union and Australia and have registrations pending for it in many other countries, including Canada and Japan. Other trademarks we have registered or have registrations pending in the United States include Red Hat Certified Engineer, RHCE, Wide Open, Always Open, Red Hat Ready and the Red Hat Ready logo. Other trademarks Cygnus registered or for which it has registrations pending in the United States include Cygnus Solutions, GNUPro, Code Fusion, eCos, eCosystem, SourceNavigator and Cygwin.

Despite our efforts to protect our trademark rights, unauthorized third parties have in the past attempted and in the future may attempt to misappropriate our trademark rights. We cannot be certain that we will succeed in preventing the continued misappropriation of our tradename and trademarks in these circumstances or that we will be able to prevent this type of unauthorized use in the future. The laws of some foreign countries do not protect our trademark rights to the same extent as do the laws of the United States. In addition, policing unauthorized use of our trademark rights is difficult, expensive and time consuming. The loss of any material trademark or trade name could have a material adverse effect on our business, operating results and financial condition.

Although we do not believe that our products infringe the rights of third parties, third parties have in the past asserted, and may in the future assert infringement claims against us which may result in costly litigation or require us to obtain a license to third-party intellectual rights. There can be no assurance that such licenses will be available on reasonable terms or at all, which could have a material adverse effect on our business, operating results and financial condition.


                                   Employees

As of April 30, 2000, we had a total of 435 employees. From time to time we also employ independent contractors to support our professional services, product development, sales, marketing and business development organizations. Our employees are not represented by any labor union and are not organized under a collective bargaining agreement, and we have never experienced a work stoppage. We believe our relations with our employees are good.


                              Recent Developments

On April 17, 2000, we executed a definitive agreement to acquire all of the outstanding common stock and preferred stock and assume all of the outstanding options of Bluecurve, Inc., a performance management solutions company, in exchange for up to 1,257,862 shares of our common stock. This acquisition will be accounted for using the purchase method of accounting and is expected to close on or before June 30, 2000.

Executive Officers and Directors of Red Hat

The following table sets forth the name, age, and position of each of the persons who are serving as executive officers and directors of Red Hat as of April 30, 2000:

Name                                            Age                   Position
----                                            ---                   --------
Executive Officers and Directors
Robert F. Young...............................  45     Chairman of the Board of Directors
Matthew J. Szulik.............................  43     Chief Executive Officer, President and Director
Michael Tiemann...............................  35     Chief Technology Officer
Timothy J. Buckley............................  48     Senior Vice President and Chief Operating Officer
Harold L. Covert..............................  53     Chief Financial Officer and Secretary
Marc Ewing....................................  30     Director
Kevin Harvey (1)(2)...........................  35     Director
William S. Kaiser (1)(2)......................  44     Director
Eric Hahn (1)(2)..............................  39     Director

_______________

(1)  Member of Compensation Committee.

(2)  Member of Audit Committee.


Robert F. Young co-founded Red Hat and served as its President and a Director from its inception until November 1998. In November 1998, he was elected as Chief Executive Officer and Chairman of the Board of Directors. In November 1999, he resigned as Chief Executive Officer and currently serves as the Chairman of the Board of Directors.

Matthew J. Szulik has served as Chief Executive Officer of Red Hat since November 1999, as President since November 1998 and as a Director since April 1999. Mr. Szulik also served as Chief Operating Officer of Red Hat from November 1998 to April 1999. Prior to joining Red Hat, from September 1997 to October 1998, Mr. Szulik served as President of Relativity Technologies, a computer software company. From February 1996 to May 1997, Mr. Szulik served as President of Sapiens International, a computer software company. Prior to that, from January 1993 to December 1995, he served as Senior Vice President in charge of sales and marketing for MapInfo Corp., a computer software company.

Michael Tiemann has served as Red Hat's Chief Technology Officer since January 2000. Prior to joining Red Hat, he was a co-founder of Cygnus in 1989, and held various positions with Cygnus, including President, Director of Business Development and Director of Technical Marketing.

Timothy J. Buckley has served as Senior Vice President and Chief Operating Officer of Red Hat since April 1999. Prior to joining Red Hat, from October 1997 until April 1999, Mr. Buckley was Senior Vice President of Worldwide Sales at Visio Corp., a business software company. Mr. Buckley joined Visio in November 1993 and served as Visio's Vice President of Worldwide Sales until his promotion in October 1997.

Harold L. Covert has served as Red Hat's Chief Financial Officer since March 2000. Prior to joining Red Hat, from April 1998 to March 2000, Mr. Covert was Senior Vice President and Chief Financial Officer of Adobe Systems, Inc. From July 1997 to April 1998, Mr. Covert was Vice President and Chief Financial Officer of Philips Components NAFTA, an operating entity of Philips Electronic NV. From January 1991 to June 1997, Mr. Covert was a Partner in the firm of DHJ & Associates, Inc., Consultants and Certified

Public Accountants. During the last two and a half years of this period, he acted in a full time capacity as Chief Financial Officer for two companies. Prior to that time, Mr. Covert held senior financial management positions with ISC Systems Corporation and Northern Telecom, Inc.

Marc Ewing co-founded Red Hat and has served as a Director of Red Hat since its inception. He also served as its Executive Vice President and Chief Technology Officer from inception until January 2000. Mr. Ewing participated in the design and development of Red Hat Linux and founded Red Hat Advanced Development Laboratories to develop open source graphical desktop applications for Linux in cooperation with the open source development community. Prior to founding Red Hat, for various periods from January 1991 to August 1992, Mr. Ewing worked as a systems programmer for IBM.

Kevin Harvey has served as a Director of Red Hat since August 1999. Mr. Harvey has been a Managing Member of the general partner of Benchmark Capital Partners, a venture capital firm, since January 1995. From July 1993 to January 1995, Mr. Harvey served as General Manager for Lotus Development Corporation, a software company. Mr. Harvey is also a director of Silicon Gaming, Inc., Critical Path, Inc. and several privately held companies.

William S. Kaiser has served as a Director of Red Hat since September 1998. Mr. Kaiser has been employed by Greylock Management Corporation, a venture capital firm, since May 1986 and has been a general partner of the Greylock Limited Partnerships since January 1988. Mr. Kaiser is also a director of Open Market Inc., Clarus Corporation and Student Advantage, Inc.

Eric Hahn has served as a Director of Red Hat since April 1999. Mr. Hahn is a founding partner of Inventures Group, a leading "mentor investment" venture capital firm. He served as Executive Vice President and Chief Technology Officer of Netscape from November 1996 until June 1998. Prior to serving as Netscape's Chief Technology Officer, from November 1995 to November 1996, Mr. Hahn was general manager of Netscape's Server Products Division, overseeing product development for Netscape's enterprise, Internet and extranet servers. Mr. Hahn joined Netscape following its acquisition of Collabra Software, Inc., which Mr. Hahn founded in February 1993.


ITEM 2 - PROPERTIES

Our headquarters are currently located in a leased facility in Durham, North Carolina, consisting of approximately 51,800 square feet under a five year lease that will expire on January 14, 2004. The annual rental expense under this lease is approximately $900,000. We also have major offices in Sunnyvale, California and in the United Kingdom. We believe that additional space will be required as our business expands and will be available on acceptable terms.


ITEM 3 - LEGAL PROCEEDINGS

We are not a party to any material legal proceedings. We may from time to time become a party to various legal proceedings arising in the ordinary course of our business.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2000.

                                    PART II

Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's common stock is traded on The Nasdaq National Market under the symbol "RHAT". The chart below sets forth the high and low bid information for the quarters of the fiscal year ended February 29, 2000 in which the Company was publicly traded, taking into account the 2-for-1 stock splits affected by the Company on August 11, 1999 and January 7, 2000.

                                                                     2000
                                                              ----------------
                           Quarter                            High         Low
                           -------                            ----         ---
     Second (commencing August 11, 1999).................    $ 45.34      $20.00
     Third...............................................    $127.00      $36.00
     Fourth..............................................    $151.31      $60.50

The closing price for our common stock as reported by The Nasdaq National Market on May 23 was $16.75 per share.

Holders

The Company has never declared or paid any cash dividends on its common stock. The Company anticipates that all of its earnings will be retained for the operation and expansion of the Company's business and does not anticipate paying any cash dividends in the foreseeable future.

Sales of Unregistered Securities

In the three years preceding the filing of this Annual Report, the registrant has sold the following securities that were not registered under the Securities
Act:

On August 15, 1997, the registrant sold an aggregate of 6,801,400 shares of its Series A convertible preferred stock to one investor at a price of $.294057 per share.

On September 29, 1998, the registrant sold an aggregate of 8,116,550 shares of its Series B convertible preferred stock to five investors at a price of $.857 per share.

During the period between February 25, 1999 and April 1, 1999, the registrant sold an aggregate of 2,054,776 shares of its Series C convertible preferred stock to ten investors at a price of $3.141 per share.

From September 4, 1998 through August 11, 1999, the registrant granted options to purchase an aggregate of 11,656,176 shares of common stock under the 1998 Stock Option Plan, as amended, exercisable at a weighted average price of $1.542 per share.

From August 11, 1999 through December 31, 1999, the registrant granted options to purchase an aggregate of 837,800 shares of common stock under the 1999 Stock Option and Incentive Plan, exercisable at a weighted average price of $41.72 per share.

On January 6, 2000, in connection with the acquisition of HKS, the registrant issued shares of common stock to 30 shareholders of HKS. The registrant issued 478,004 shares to such shareholders upon the closing of the acquisition and 318,666 shares may be issued at certain dates over a period of three years based on continued employment with the registrant and designated performance targets.

Such sales were made in reliance upon the exemption provided by Section 4(2) of the Securities Act for transactions not involving a public offering and/or Rule 701 under the Securities Act.

On January 7, 2000, in connection with the acquisition of Cygnus, the registrant issued an aggregate of 10,867,966 shares of common stock. These shares do not include 2,380,722 shares of common stock which were issuable as of the closing upon the exercise of options granted under the Cygnus 1995 Stock Plan, the Cygnus 1997 Stock Plan and the Cygnus 1998 Executive Stock Plan, which options have been assumed by Red Hat. The offering and sale of the shares in the transaction were made in reliance upon the exemption provided by Section 3(a)(10) of the Securities Act.

On January 17, 2000, the registrant issued 3,781 shares of its common stock as part of the purchase price for the entire capital stock of Sistemi Research Laboratories s.r.l., a limited liability company organized under the laws of Italy. The registrant issued such shares pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act. The directed selling efforts were made by the registrant. The offering restrictions specified under Rule 903 of Regulation S were implemented in connection with the issuance of such shares. The registrant also agreed to issue an additional 1,512 of its shares of common stock on December 31, 2000 if sales of Red Hat Linux products and services in the Italian market prior to that date exceed a specified dollar target and the individual to whom the shares were issued is still employed by the registrant or one of its affiliates.

No underwriters were involved in the foregoing sales of securities.

Use of Proceeds

On August 11, 1999 the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (File number 333-80051), relating to the initial public offering of the Company's Common Stock, $.0001 par value. The offering commenced on August 11, 1999 and all shares covered by the Registration Statement were sold. The proceeds to the Company, net of underwriting discounts and costs, was approximately $88.5 million. The following are the uses of such proceeds from the effective date of the registration statement (August 11, 1999) through February 29, 2000:

Cash and cash equivalents: $71,929,498
Working capital: $16,537,431

None of the net proceeds from the IPO were used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of the Company's equity securities, or affiliates of the Company.

ITEM 6 - SELECTED FINANCIAL DATA

The following selected financial data is derived from the Consolidated Financial Statements of the Company. The data should be read in conjunction with the Consolidated Financial Statements, related notes, and other financial information included herein.



                                                                                            Year Ended
                                                                                            ----------
                                                                               (in thousands, except per share data)
                                                                                -----------------------------------
                                                             February         February     February        February       February
                                                             --------         --------     --------        --------       --------
                                                             29, 2000         28, 1999     28, 1998        28, 1997       29, 1996
                                                             --------         --------     --------        --------       --------
SELECTED STATEMENT OF OPERATIONS DATA
Total revenue  ............................................     $ 42,428       $ 33,032      $ 22,643        $ 15,129     $ 9,292
Gross profit  .............................................       19,590         20,316        14,195           9,350       5,344
Income (loss) from operations  ............................      (43,913)        (5,105)       (3,116)         (1,461)        845
Net income (loss)  ........................................      (39,842)        (5,788)       (2,966)         (1,511)        453
Net income (loss) per common share (a):
  Basic....................................................      (0.3968)       (0.1224)      (0.0631)        (0.0322)     0.0100
  Diluted..................................................      (0.3968)       (0.1224)      (0.0631)        (0.0322)     0.0097
Number of weighted average shares
 outstanding (a):
  Basic....................................................      100,610         47,628        47,000          47,000      45,251
  Diluted..................................................      100,610         47,628        47,000          47,000      46,700

BALANCE SHEET DATA
Working capital  ..........................................     $250,287       $ 14,894      $  1,777        $  4,614     $    69
Total assets  .............................................      423,535         32,731        16,913          14,668       5,694
Long-term debt, net of current maturities  ................          231          1,399           194           1,201          30
Stockholders' equity (deficit)  ...........................      393,447           (711)       (3,330)           (784)      1,001

___________________

(a) All share and per share information has been retroactively restated to reflect the two-for-one splits of common stock on each of August 11, 1999 and January 7, 2000. See Note 12 of Notes to Consolidated Financial Statements.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Annual Report on Form 10-K are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that statements in this Annual Report on Form 10-K that are not strictly historical statements, including, without limitation, statements regarding current or future financial performance, management's plans and objectives for future operations, product plans and performance, management's assessment of market factors, and statements regarding the strategy and plans of Red Hat and its strategic partners, constitute forward-looking statements. These forward-looking statements are not guarantees of Red Hat's future performance and are subject to a number of risks and uncertainties that could cause Red Hat's actual results in the future materially to differ from the forward-looking statements. These risks and uncertainties include, without limitation, the risks detailed below and in Red Hat's other filings with the Securities and Exchange Commission, copies of which may be accessed through the SEC's web site at http://www.sec.gov.
                  ------------------

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

In January 2000, we acquired Cygnus in a transaction accounted for as a pooling of interests. As a result of this acquisition, our historical financial statements have been restated to include the results of operations and accounts of Cygnus for all periods presented. In January 2000, we acquired HKS in a transaction accounted for in accordance with the purchase method of accounting. As a result, our results of operations include the results of operations of HKS from the date of the acquisition.

Sales of Official Red Hat Linux have historically represented our principal source of revenue. We derive our subscription revenue primarily from the sale of software products and technical support contracts:

     .    through distributors to enterprise and retail accounts;

     . directly to individual users and enterprises through our redhat.com web site, our call center, and our direct sales force; and

     . from original equipment manufacturers which license our software and support services directly.

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

Cygnus recognized revenue on the sale of its software products at the date such products were shipped to the distributor or customer net of a reserve for estimated sales returns. This reserve was recognized based on each individual distributor's right of return under the distribution agreement and Cygnus' historical experience of sales returns of its software products. Cygnus used the same method of revenue recognition for product sales for which no technical support is provided as we do, and we have continued to use this method for these sales.

We have recently added new features to our redhat.com web site and intend to develop additional features which we believe will result in an increase in both the number of visitors who access our web site and in revenue generated through our web site, including through

     .    the sale of our own software and solutions;

     .    the sale of third-party products;

     .    the sale of products co-branded or bundled with third-party products;
          and

     .    the sale of advertising.

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

Prior to March 1999, we provided only minimal service offerings to our customers. In March 1999, we developed and expanded our service offerings to include comprehensive technical support and maintenance, developer support, custom development, consulting, training and education and hardware certification services. Revenue from technical support and maintenance arrangements is deferred and recognized ratably over the term of the related agreement, which is typically one year. Revenue from custom development, consulting, training and education services, developer support and hardware certification services, is recognized as the services are provided.

Cygnus provides custom development services for integrated device manufacturers and also provides engineering services and developer support services for microprocessor and product manufacturing companies. Cygnus recognizes revenue on its service arrangements on the percentage of completion method over the term of the related development agreement. These custom development arrangements generally have a term of three to six months. Support and maintenance arrangements typically have terms of three months to two years. Revenue from ongoing technical support and maintenance services was recognized ratably over the term of the related technical support and maintenance agreement. We have continued to use this method of revenue recognition for these services.

Our software products are sold worldwide. For the fiscal year ended February 28, 1999, all of our revenue from sale of our software products came from North America, except for royalties received from international sources, which totaled less than $50,000. In August 1999, we established international operations for the sale of Official Red Hat Linux and related service offerings, and for the fiscal year ended February 29, 2000, when combined with Cygnus, we derived $10.7 million in total revenue from sales outside of North America.

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

                                                                         Year Ended
                                                        -----------------------------------------------
                                                        February 29,      February 28,      February 28,
                                                           2000               1999              1998
                                                        ------------      ------------      ------------
Revenue:
  Subscription                                                56.5%             66.9%             58.3%
  Services                                                    40.4%             33.1%             41.7%
  Web                                                          3.1%              0.0%              0.0%
                                                        ------------      ------------      ------------
    Total revenue                                            100.0%            100.0%            100.0%
                                                        ------------      ------------      ------------
Cost of revenue
  Subscription                                                30.8%             20.2%             16.2%
  Services                                                    21.4%             18.3%             21.1%
  Web                                                          1.6%              0.0%              0.0%
                                                        ------------      ------------      ------------
    Total cost of revenue                                     53.8%             38.5%             37.3%
                                                        ------------      ------------      ------------
Gross profit                                                  46.2%             61.5%             62.7%
                                                        ------------      ------------      ------------
Operating expense:
  Sales and marketing                                         53.2%             33.6%             39.9%
  Research and development                                    25.8%             25.3%             20.4%
  General and administrative                                  21.5%             17.4%             16.2%
  Amortization of goodwill and intangibles                     7.3%              0.0%              0.0%
  Stock-based compensation                                    11.9%              0.7%              0.0%
  Mergers, acquisitions and other                             30.0%              0.0%              0.0%
                                                        ------------      ------------      ------------
    Total operating expense                                  149.7%             77.0%             76.5%
                                                        ------------      ------------      ------------
Loss from operations                                        (103.5%)           (15.5%)           (13.8%)
                                                        ------------      ------------      ------------
Other income (expense), net                                   10.3%              0.1%              1.7%
                                                        ------------      ------------      ------------
Loss before income taxes                                     (93.2%)           (15.4%)           (12.1%)
Provision for income taxes                                     0.7%              2.1%              1.0%
                                                        ------------      ------------      ------------
Net Loss                                                     (93.9%)           (17.5%)           (13.1%)
Accretion of mandatorily redeemable preferred stock           (0.2%)            (0.1%)             0.0%
                                                         -----------       -----------       -----------
Net loss available to common stockholders                    (94.1%)           (17.6%)           (13.1%)
                                                         ===========       ===========       ===========

Years Ended February 29, 2000 and February 28, 1999


Total revenue

Total revenue increased 28.4% to $42.4 million in the year ended February 29, 2000 from $33.0 million in the year ended February 28, 1999. Revenue from international operations totaled $10.7 million during the year ended February 29, 2000. We established international operations for sale of our software products in August 1999. Prior to August 1999, our international revenue was limited to revenue generated from custom development services performed for international customers.

Subscription revenue

Subscription revenue is comprised primarily of revenue from sales of Official Red Hat Linux and related software products, sales of publications about Linux-based operating systems, sales of software development tools, and technical support and maintenance. Subscription revenue increased 8.4% to $23.9 million in the year ended February 29, 2000 from $22.1 million in the year ended February 28, 1999. This increase was primarily due to the release of Version 6.0 of Official Red Hat Linux in May 1999, the release of Version 6.1 of Official Red Hat Linux in October 1999 and, to a lesser extent, to the initial release of our software development tools in July 1999. As a percentage of total revenue, subscription revenue decreased to 56.5% in the year ended February 29, 2000 from 66.9% in the year ended February 28, 1999. The decrease in subscription revenue as a percentage of total revenue is primarily a result of the expansion of our service offerings and web initiatives.

Services revenue

Services revenue is primarily comprised of custom development fees, training and education fees, and short-term consulting contracts. Services revenue increased 57% to $17.2 million in the year ended February 29, 2000 from $10.9 million in the year ended February 28, 1999. As a percentage of total revenue, services revenue increased to 40.4% in the year ended February 29, 2000 from 33.1% in the year ended February 28, 1999. The increase in services revenue in total and as a percentage of total revenue resulted primarily from an increase in custom development revenue due to an increase in the number, size and scope of custom development contracts, an increase in training and education revenue as we began offering these services in the first quarter of the fiscal year ended February 28, 1999, and an increase in training and education revenue due to the expansion of our course offerings in the year ended February 29, 2000.

Web revenue

Web revenue is comprised primarily of fees generated from contracts with advertisers to display advertisements on our web site. Web revenue increased to $1.3 million in the year ended February 29, 2000 from zero in the year ended February 28, 1999. As a percentage of total revenue, web revenue increased to 3.1% in the year ended February 29, 2000. These increases were due to the commencement of our web initiatives during the fiscal year ending February 29, 2000. We expect web revenue to increase as a percentage of revenue in the future as advertising revenue and revenue from the sale of third-party products and products co-branded or bundled with third-party products continues to grow.

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue primarily consists of expenses we incur to manufacture, package and distribute our products and related documentation. These costs include expenses for physical media, literature and packaging, fulfillment and shipping, and labor related costs to provide technical support and maintenance. Also included are royalties we pay for licensing third-party applications included in our software products. Cost of subscription revenue increased 96.4% to $13.1 million in the year ended February 29, 2000 from $6.7 million in the year ended February 28, 1999. This increase was directly related to the increase in costs to provide telephone support and subscription services upon the release of Version 6.0 of Official Red Hat Linux and the increase in sales volumes. As a percentage of subscription revenue, cost of subscription revenue increased to 54.5% in the year ended February 29, 2000 from 30.1% in the year ended February 28, 1999. This increase was due to the offering of technical support and subscription services with the sale of Version 6.0 of Official Red Hat Linux released in May 1999 and Version 6.1 of Official Red Hat Linux released in October 1999. This increase was also due to higher costs associated with the initiation of product sales by our international operations in the fiscal quarter ended November 30, 1999. We expect the costs of subscription revenue of our international operations to decrease as a percentage of revenue in the future as sales volumes increase.

Cost of services revenue

Cost of services revenue is primarily comprised of salaries and related costs incurred for custom development, training and education, and hardware certification services. We incur no direct costs related to royalties received from the licensing of our trademarks to third parties. Cost of services revenue increased 49.7% to $9.1 million in the year ended February 29, 2000 from $6.1 million in the year ended February 28, 1999. This increase was primarily due to the addition of personnel to provide custom development, training and education, and hardware certification services, and the development of our services organization. As a percentage of services revenue, cost of services revenue decreased to 52.9% in the year ended February 29, 2000 from 55.4% in the year ended February 28, 1999. This decrease was primarily due to higher utilization of staff resources.

We expect cost of services to increase as we further expand our service offerings. Cost of services as a percentage of services revenue is expected to vary significantly from period to period depending upon:

     .  the mix of services we provide;

     .  the number and scope of custom development contracts;

     . whether such services are provided by us or third-party partners and contractors;

     .  the overall utilization rate of our services staff; and

     .  the use of our redhat.com web site to deliver these services

Cost of web revenue

Cost of web revenue includes the cost of developing advertising on our web site. Cost of web revenue increased to $0.7 million in the year ended February 29, 2000 from zero in the year ended February 28, 1999. As a percentage of web revenue, cost of web revenue was 53.3% in the year ended February 29, 2000. These increases were due to the development of our web advertising group and our offering of web advertising for the first time during the fiscal year ended February 29, 2000. We expect cost of web revenue to decrease as a percentage of revenue as this business becomes more established.

Gross Profit

Gross profit decreased 3.6% to $19.6 million in the year ended February 29, 2000 from $20.3 million in the year ended February 28, 1999. As a percentage of total revenue, gross profit decreased to 46.2% in the year ended February 29, 2000 from 61.5% in the year ended February 28, 1999. These decreases were the result of the increase in costs related to our custom development services, the expansion, development and marketing of the infrastructure for our technical support and maintenance offerings during the fiscal year ending February 29, 2000 and higher costs associated with our international software product revenue. These cost increases were partially offset by increased sales of our software products, which were primarily a result of the release of Version 6.0 in May 1999 and Version 6.1 of Official Red Hat Linux in October 1999, and, to a lesser extent, increased revenue from sales of software development tools.


Operating expense

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and tradeshows. Sales and marketing expense increased 103.5% to $22.6 million in the year ended February 29, 2000 from $11.1 million in the year ended February 28, 1999. As a percentage of total revenue, sales and marketing expense increased to 53.2% in the year ended February 29, 2000 from 33.6% in the year ended February 28, 1999. These increases were due primarily to higher advertising and promotional costs incurred to promote the release of Versions 6.0 and 6.1 of Official Red Hat Linux, our web advertising and service offerings and, to a lesser extent, our new software development tools. In addition, we incurred a significant amount of sales and marketing expense related to our international subscription operations which were established in August 1999 and international promotion of Version 6.1 of Official Red Hat Linux in the year ended February 29, 2000. These increases were also due to higher costs resulting from joint marketing arrangements with distributors. We expect sales and marketing expense to continue to increase in dollar amount as we promote the expansion of our services offerings and web site and expand our international subscription operations.

Research and development

Research and development expense consists primarily of personnel and related costs for development of our software products and web site. Research and development expense increased 30.7% to $10.9 million in the year ended February 29, 2000 from $8.4 million in the year ended February 28, 1999. As a percentage of total revenue, research and development expense increased to 25.8% in the year ended February 29, 2000 from 25.3% in the year ended February 28, 1999. The increase in research and development expense resulted from increased spending related to the development of our web initiatives and costs incurred to complete the development of Versions 6.0 and 6.1 of Official Red Hat Linux, partially offset by a decrease in spending related to the development of software development tools as these products were completed during the year ended February 29, 2000. We expect research and development expense to continue to increase in dollar amount as we continue to add content to our web site and create additional features for Red Hat Linux.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, facilities and information systems expenses. General and administrative expense increased 59.4% to $9.1 million in the year ended February 29, 2000 from $5.7 million in the year ended February 28, 1999. This increase resulted from:

     . an increase in payroll costs due to an increase in the number of general and administrative personnel to support the growth of our business;

     . an increase in legal and accounting costs due to our initial public offering and our geographic expansion; and

     . an increase in insurance costs as a result of our becoming a public company.

As a percentage of total revenue, general and administrative expense increased to 21.5% in the year ended February 29, 2000 from 17.4% in the year ended February 28, 1999. We expect general and administrative expense to continue to increase in dollar amount as we add administrative personnel to support our business expansion.

Amortization of goodwill and intangibles

Amortization of goodwill and intangibles expense consists of the amortization of goodwill and other intangible assets. Goodwill, which represents the excess of acquisition cost over the net assets acquired in business combinations, is amortized over its estimated useful life which is three years. Costs incurred for acquiring trademarks, copyrights and patents are capitalized and amortized using the straight line method over their estimated useful lives, which range from 5 to 15 years. Amortization of goodwill and intangibles expense increased to $3.1 million in the year ended February 29, 2000 from zero in the year ended February 28, 1999. As a percentage of total revenue, amortization of goodwill and intangibles expense was 7.3% in the year ended February 29, 2000. These increases were primarily due to the acquisition of HKS in January 2000.

Stock-based compensation

Stock-based compensation expense consists of the amortization of deferred compensation related to stock options granted to employees, primarily new members of our management team that were recruited immediately prior to our initial public offering in August 1999, with an exercise price below the fair market value of our common stock at the date of grant. Deferred compensation is amortized over the vesting period of the related stock options, which is generally four years. Stock-based compensation also includes the amortization of deferred compensation related to the value of certain shares of common stock to be issued to certain HKS shareholders contingent on their continued employment with the Company for a period of three years after the date of acquisition, as well as, the employer portions of tax liabilities paid upon exercise of non-qualified stock options and warrants. Stock-based compensation expense increased to $5.1 million in the year ended February 29, 2000 from $0.2 million in the year ended February 28, 1999. As a percentage of total revenue, stock based compensation expense increased to 11.9% in the year ended February 29, 2000. Stock-based compensation is expected to be approximately $12.7 million, 12.0 million, and 10.4 million in fiscal years 2001, 2002, and 2003, respectively.

Mergers, acquisitions, and other

Mergers, acquisitions and other expense consists of costs incurred in connection with investigating potential acquisitions and the cost of acquisitions accounted for using the pooling of interests method of accounting. Mergers, acquisitions and other expense increased to $12.7 million in the year ended February 29, 2000 from zero in the year ended February 28, 1999. As a percentage of total revenue, mergers, acquisitions and other expense increased to 30.0% in the year ended February 29, 2000. These increases were primarily due to the acquisition of Cygnus in January 2000, which was accounted for using the pooling of interests method of accounting.

Other income (expense), net

Other income (expense), net consists of interest income earned on cash deposited in money market accounts and other short-term investments, net of interest expense incurred on capital leases. Other income (expense), net increased to income of $4.4 million in the year ended February 29, 2000 from income of $39,000 in the year ended February 28, 1999. As a percentage of total revenue, other income (expense), net increased to 10.3% in the year ended February 29, 2000 from 0.1% in the year ended February 28, 1999. These increases resulted from higher average cash and investment balances in the year ended February 29, 2000 as compared to the year ended February 28, 1999 due primarily to the receipt of proceeds from the sale of preferred stock in September 1998 and in February, March, April and May 1999, and proceeds from the sale of common stock in our initial and secondary public offerings in August 1999 and February 2000, respectively.

Provision for income taxes

Provision for income taxes decreased to $0.3 million for the year ended February 29, 2000 from $0.7 million in the year ended February 28, 1999. This decrease resulted from the decrease in our taxable income in the year ended February 29, 2000 as compared to the year ended February 28, 1999. Our taxes, for the year ended February 29, 2000, were related to certain foreign income tax expenses.

Accretion of mandatorily redeemable preferred stock

Accretion of mandatorily redeemable preferred stock increased to $82,000 in the year ended February 29, 2000 from $39,000 for the year ended February 28, 1999 due to the fact that prior to September 1998 we had no outstanding mandatorily redeemable preferred stock. Accretion of mandatorily redeemable preferred stock ceased with the completion of our initial public offering in August 1999 when all outstanding mandatorily redeemable preferred stock converted to common stock.


Years Ended February 28, 1999 and 1998


Total revenue

Total revenue increased 45.9% to $33.0 million in the year ended February 28, 1999 from $22.6 million in the year ended February 28, 1998. Our international revenue totaled $13.1 million in the year ended February 28, 1999.

Subscription revenue

Subscription revenue increased 67.4% to $22.1 million in the year ended February 28, 1999 from $13.2 million in the year ended February 28, 1998. As a percentage of total revenue, subscription revenue increased to 66.9% in the year ended February 28, 1999 from 58.3% in the year ended February 28, 1998. These increases were primarily due to higher sales of Official Red Hat Linux and, to a lesser extent, to the initial release of our software development tools. We met the higher demand for Official Red Hat Linux by establishing a relationship with a major distributor in November 1998 and subsequently adding prominent national computer and software retailers.

Services revenue

Services revenue increased 15.7% to $10.9 million in the year ended February 28, 1999 from $9.4 million in the year ended February 28, 1998. This increase was the result of an increase in the number, size and scope of our custom development arrangements and an increase in technical support and maintenance revenue on custom development projects. As a percentage of total revenue, services revenue decreased to 33.1% in the year ended February 28, 1999 from 41.7% in the year ended February 28, 1998. The decrease in services revenue as a percentage of total revenue is primarily the result of the increase in subscription revenue.

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue increased 81.0% to $6.7 million in the year ended February 28, 1999 from $3.7 million in the year ended February 28, 1998. The increase in cost of subscription revenue was directly related to the increase in subscription revenue. As a percentage of subscription revenue, cost of subscription revenue increased to 30.1% in the year ended February 28, 1999 from 27.8% in the year ended February 28, 1998. This increase was due to increased costs on a per unit basis.

Cost of services revenue

Cost of services revenue increased 27.0% to $6.1 million in the year ended February 28, 1999 from $4.8 million in the year ended February 28, 1998. This increase was primarily due to greater costs associated with the expansion of our service offerings through the hiring of additional personnel and to increased costs related to our custom development and technical support and maintenance services. As a percentage of services revenue, cost of services revenue increased to 55.4% in the year ended February 28, 1999 from 50.5% in the year ended February 28, 1998. This increase was primarily due to services revenue increasing at a higher rate than the cost of services revenue.

Gross profit

Gross profit increased 43.1% to $20.3 million in the year ended February 28, 1999 from $14.2 million in the year ended February 28, 1998. This increase was primarily due to increased revenue from custom development and technical support and maintenance services and an increase in royalties received for licensing our trademarks to third parties of $0.7 million in the year ended February 28, 1999 for which we incurred no direct costs. As a percentage of total revenue, gross profit decreased to 61.5% in the year ended February 28, 1999 from 62.7% in the year ended February 28, 1998. This decrease was primarily the result of a decrease in gross profit on services revenue.


Operating expense

Sales and marketing

Sales and marketing expense increased 23.1% to $11.1 million in the year ended February 28, 1999 from $9.0 million in the year ended February 28, 1998. This increase was primarily due to extensive public relations activities in the year ended February 28, 1999 to promote our brand and software products, costs of marketing our software development tools and greater costs attributable to cooperative marketing arrangements with distributors. As a percentage of total revenue, sales and marketing expense decreased to 33.6% in the year ended February 28, 1999 from 39.9% in the year ended February 28, 1998. This decrease was primarily due to a significant increase in total revenue.

Research and development

Research and development expense increased 80.9% to $8.4 million in the year ended February 28, 1999 from $4.6 million in the year ended February 28, 1998. As a percentage of total revenue, research and development expense increased to 25.3% in the year ended February 28, 1999 from 20.4% in the year ended February 28, 1998. These increases resulted from expenditures incurred in the development of a software emulation product that began in the year ended February 28, 1999, an increase in the number of research and development personnel necessary to support both expanded functionality and ease of use of Official Red Hat Linux, costs of personnel involved in the GNOME graphical user interface project, and increases in quality assurance and technical documentation projects.

General and administrative

General and administrative expense increased 56.1% to $5.7 million in the year ended February 28, 1999 from $3.7 million in the year ended February 28, 1998. As a percentage of total revenue, general and administrative expense increased to 17.4% in the year ended February 28, 1999 from 16.2% in the year ended February 28, 1998. These increases resulted from:

     . an increase in payroll costs due to an increase in the number of general and administrative personnel at February 28, 1999 as compared to February 28, 1998;

     . an increase in legal and accounting costs in the year ended February 28, 1999 incurred in connection with establishment of new business activities; and

     . to a lesser extent, due to costs incurred associated with relocating our offices in January 1999.

Stock-based compensation

Stock-based compensation expense increased to $0.2 million in the year ended February 28, 1999 from zero in the year ended February 28, 1998. As a percentage of total revenue, stock based compensation expense increased to 0.7% in the year ended February 28, 1999 from zero in the year ended February 28, 1998.

Other income (expense), net

Other income (expense), net decreased to income of $39,000 in the year ended February 28, 1999 from income of $0.4 million in the year ended February 28, 1998. As a percentage of total revenue, other income (expense), net decreased to 0.1% in the year ended February 28, 1999 from 1.7% in the year ended February 28, 1998. These decreases resulted from increased interest expense on our line of credit due to a higher average outstanding balance in the year ended February 28, 1999 as compared to the year ended February 28, 1998. This was partially offset by an increase in interest income as a result of higher average cash and cash equivalents and short term investment balances in the year ended February 28, 1999 compared to the year ended February 28, 1998 due to receipt of proceeds from the sale of preferred stock and the repayment of outstanding notes payable during the year ended February 28, 1998.

Provision for income taxes

Provision for income taxes increased to $0.7 million in the year ended February 28, 1999 from $0.2 million in the year ended February 28, 1998. This increase resulted from the growth in our taxable income in the United States and withholding taxes on our foreign source income.

Accretion of mandatorily redeemable preferred stock

Accretion of mandatorily redeemable preferred stock of $39,000 in the year ended February 28, 1999 was a result of the issuance of mandatorily redeemable preferred stock in September 1998. Accretion of mandatorily redeemable preferred stock ceased with the completion of our initial public offering in August 1999 when all outstanding mandatorily redeemable preferred shares converted into common stock.

Historical Liquidity and Capital Resources

We have historically derived a significant portion of our liquidity and operating capital from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and secondary public offerings, and from cash flows from operations.

At February 29, 2000, cash and cash equivalents totaled $242.4 million, an increase of $222.9 million as compared to February 28, 1999. The increase in cash and cash equivalents resulted from the receipt of $337.1 million in net proceeds from the issuance of common stock in August 1999 and February 2000, $8.2 million in proceeds from issuance of preferred stock in March, April, and June 1999, $2.7 million in proceeds from receipt of repayment of stockholders' notes receivable, and $3.9 million in proceeds from exercise of stock options and warrants. This was partially offset by the purchase of net investments in debt and equity securities of $101.9 million, cash used by operations of $17.1 million, repayments of notes payable of $2.4 million, and $6.7 million for the purchase of office and computer equipment.

Cash used by operations of $17.1 million in the year ended February 29, 2000, represented the net loss of $39.8 million, an increase in accounts receivable of $2.5 million, an increase in intangibles and other assets of $1.8 million and an increase in prepaid expenses of $1.0 million, partially offset by an increase in accounts payable and accrued expenses of $12.0 million, an increase in deferred revenue of $4.9 million, and net non cash charges of 11.7 million. The increase in accounts receivable, accounts payable, accrued expenses and deferred revenue resulted from the release of Versions 6.0 of Official Red Hat Linux to our distributors in late April 1999 and Version 6.1 of Official Red Hat Linux in early October 1999. These releases resulted in increased sales which resulted in higher amounts of accounts receivable from distributors and deferred revenues at February 29, 2000.

Cash used in investing activities was comprised of the purchase of investments in debt securities, net of maturities, of $101.9 million and purchases of property and equipment totaling $6.7 million.

Cash from financing activities of $349.1 million for the year ended February 29, 2000 was comprised of $8.2 million in net proceeds from the sale of our preferred stock, $3.9 million in proceeds from the exercise of stock options and warrants, $2.7 million in proceeds from receipt of repayment of stockholders' notes receivable, and $337.1 million in net proceeds from the sale of our common stock in August 1999 and February 2000. This was partially offset by repayments of notes payable of $2.4 million.

At February 28, 1999, cash and cash equivalents totaled $19.5 million, an increase of $13.7 million as compared to February 28, 1998. The increase in cash and cash equivalents resulted primarily from $16.8 million of net proceeds from issuance of preferred stock during the year ended February 28, 1999 and $2.4 million in proceeds from notes payable. These amounts were partially offset by $3.1 million in cash used in operations, $0.9 million of cash used to purchase short-term debt securities, net of maturities, and $2.0 million of additions to property and equipment.

Cash used by operations of $3.1 million for the year ended February 28, 1999 resulted primarily from an increase in accounts payable and accrued liabilities of $1.9 million, net non cash charges to income of $3.1 million, partially offset by our net loss of $5.8 million, a decrease in deferred revenue of $1.5 million, and an increase in accounts receivable of $0.4 million.

Cash used in investing activities of $2.9 million was used to purchase $0.9 million of short-term debt securities, net of maturities, and office and computer equipment totaling $2.0 million.

Cash from financing activities totaled $19.7 million in the year ended February 28, 1999 as a result of $16.8 million in net proceeds received from sales of preferred stock, $2.4 million in proceeds from notes payable, and $0.5 million in proceeds from the exercise of stock options and warrants.

We have experienced a substantial increase in our operating expenses since our inception in connection with the growth of our operations and staffing and the expansion of our services operation and web initiatives. Our capital requirements during the year ending February 28, 2001 depend on numerous factors including the amount of resources we devote to:

     .  fund our domestic and international expansion;

     .  enhance our redhat.com web site;

     .  improve and extend our service offerings;

     .  pursue strategic acquisitions and alliances;

     .  make possible investments in businesses, products and technologies; and

     . expand our sales and marketing programs and conduct more aggressive brand promotions.

We believe that the net proceeds from our public offerings of common stock in August 1999 and February 2000, together with cash flow from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 to 18 months. We may need to raise additional funds, however, in order to fund more rapid expansion. We may seek to sell additional equity or debt securities or to obtain a credit facility. The sale of additional equity or debt securities, if convertible, could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot guarantee that financing will be available in amounts or on terms acceptable to us, if at all.


                       Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement of Financial Accounting Standards No. 133 as amended by Statement of Financial Accounting Standards No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. We do not currently, nor do we intend in the future, to use derivative instruments and therefore do not expect that the adoption of Statement of Financial Accounting Standards No. 133 will have any impact on our financial position or results of operations.

In December 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 98-9, "Modification of Statement of Position No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions". Statement of Position No. 98-9 amends Statement of Position No. 97-2 to require recognition of revenue using the "residual method" in circumstances outlined in Statement of Position No. 98-9. Under the residual method, revenue is recognized as follows:

     . the total fair value of undelivered elements, as indicated by vendor specific objective evidence is deferred and subsequently recognized in accordance with the relevant sections of Statement of Position No. 97-2; and

     . the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which addresses certain criteria for revenue recognition. SAB 101 is required to be adopted for reporting periods beginning after January 15, 2000. The adoption of SAB 101 is not expected to have a material impact on our consolidated financial position or results of operations.


                             Year 2000 Compliance

Year 2000 Readiness Disclosure

By the end of 1999, we had evaluated our Year 2000 readiness in preparation for issues that could result from computer programs being written using two digits to define the applicable year rather than four to define the applicable year and century. We believe that we were prepared for the transition to the Year 2000 and did not experience any significant Year 2000 problems with respect to our products, third party products that we bundle with official Red Hat Linux or our internal management information systems or other systems, applications or infrastructure.

Since January 1, 2000, our internal management information systems and non-information systems have functioned properly. In addition, we have not experienced any material Year 2000 issues related to our interaction with third parties. We have not experienced any material disruption in our ability to provide our products and services to our customers, collect payments or report accurate data to management or any other business interruptions due to Year 2000 issues. While we will continue to monitor our products and systems and those of third parties with whom we have material business relationships to ensure that no unexpected Year 2000 issues develop, we have no reason to expect any of these issues.


                       Factors Affecting Future Results


Risks Related to our Linux-based Open Source Business Model

Our business may not succeed because open source software business models are unproven

We have not demonstrated the success of our open source business model, which gives our customers the right to freely copy and distribute our software. No other company has built a successful open source business. Few open source software products have gained widespread commercial acceptance partly due to the lack of viable open source industry participants to offer adequate service and support on a long term basis. In addition, open source vendors are not able to provide industry standard warranties and indemnities for their products, since these products have been developed largely by independent parties over whom open source vendors exercise no control or supervision. If open source software should fail to gain widespread commercial acceptance, we would not be able to sustain our revenue growth and our business could fail.

Our reliance on the support of Linus Torvalds and other prominent Linux developers could impair our ability to release major product upgrades and maintain market share

We may not be able to release major product upgrades of Red Hat Linux on a timely basis because the heart of Red Hat Linux, the Linux kernel, is maintained by third parties. Linus Torvalds, the original developer of the Linux kernel and a small group of independent engineers are primarily responsible for the development and evolution of the Linux kernel. If this group of developers fails to further develop the Linux kernel or if Mr. Torvalds or other prominent Linux developers, such as Alan Cox, David Miller or Stephen Tweedie, were to join one of our competitors or no longer work on the Linux kernel, we will have to either rely on another party to further develop the kernel or develop it ourselves. We cannot predict whether enhancements to the kernel would be available from reliable alternative sources. We could be forced to rely to a greater extent on our own development efforts, which would increase our development expenses and may delay our product release and upgrade schedules. In addition, any failure on the part of the kernel developers to further develop and enhance the kernel could stifle the development of additional Linux-based applications.

We may not be able to effectively assemble and test our software because it consists largely of code developed by independent third parties over whom we exercise no control, which could result in unreliable products and damage to our reputation

Red Hat Linux, in compressed form, consists of approximately 546 megabytes of code. Of that total, approximately 500 megabytes have been developed by independent third parties, including approximately 10 megabytes of code contained in the Linux kernel. Included within the 546 megabytes of code are approximately 700 distinct software components developed by thousands of individual programmers which we must assemble and test before we can release a new version of Red Hat Linux. If these components are not reliable, Red Hat Linux could fail, resulting in serious damage to our reputation and potential litigation. Although we attempt to assemble only the best available components, we cannot be sure that we will be able to identify the highest quality and most reliable components or to successfully assemble and test them. In addition, if these components were no longer available, we would have to develop them ourselves, which would significantly increase our development expenses.

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

We have no combined operating history with Cygnus and HKS and may have difficulty integrating these businesses

The successful integration of the operations, products, services and personnel of Red Hat, Cygnus and HKS is important to the future financial performance of the combined enterprise. The anticipated benefits of these acquisitions may not be achieved unless, among other things, the operations, products, services and personnel of Cygnus and HKS are successfully combined with those of Red Hat in a timely and efficient manner. Integration of the three companies' operations, products, services and personnel may be hampered because, among other things,

     . the products and services offered by Cygnus, HKS and Red Hat are highly complex and have been developed independently;

     . integration of Cygnus, HKS and Red Hat product lines will require the coordination of separate development and engineering teams from each company; and

     . Cygnus, which is headquartered in Sunnyvale, California, HKS, which is headquartered in Pittsburgh, Pennsylvania, and Red Hat, which is headquartered in Durham, North Carolina, are located in disparate geographical regions.

In addition, the costs associated with integrating these companies' operations, products, services and personnel may be substantial and could include, among other things:

     .  employee redeployment or relocation; and

     .  the combination of research and development teams and processes.

Any of these difficulties and costs encountered in the transition process, could divert the attention of management, and could have an adverse impact on the revenues and operating results of the combined enterprise.

We expect to incur substantial losses for the foreseeable future

We have incurred operating losses in five of our previous six fiscal years, including our most recent fiscal year ended February 29, 2000. We expect to incur significant losses for the foreseeable future, as we substantially increase our sales and marketing, research and development and administrative expenses. In addition, we are investing considerable resources in our web initiative and to expand our professional services offerings. As a result, we cannot be certain when or if we will achieve sustained profitability. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

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

We may not be able to effectively attract additional enterprise customers and preserve relationships with current enterprise customers, which could adversely affect revenue

Historically, we focused our sales and marketing efforts on product sales to individuals. We have recently, however, begun to focus our efforts on expanding our enterprise customer base. To this end, we have invested extensively to attract enterprise customers. In addition, we have gained a significant number of enterprise customers through our acquisition of Cygnus. These enterprise customers expect diverse and extensive service programs, and if we are unable to continue to successfully expand and enhance our service offerings, we may not be able to meet these customers' needs or attract new customers, and, consequently, our revenue would suffer.

Our failure to update and modernize our internal systems, procedures and controls may prevent the implementation of our business strategies in a rapidly evolving market and may retard our future growth

Our operational and financial systems, procedures and controls, which are adequate for a small private company, are becoming outdated as we grow. During this fiscal year, from March 1, 1999 to February 29, 2000, we have increased the number of employees more than tenfold. To accommodate this growth, we have evaluated our financial and operational systems, procedures and controls. Although we have revised and updated most of them, if we continue our rapid growth, we may not be able to improve our transaction processing and reporting systems and procedures, or expand and train our expanding workforce quickly enough to maintain a competitive position in our markets. In addition, failure to quickly replace obsolete systems, procedures and controls could impede our management's decision-making abilities. This, in turn, may impair our ability to pursue business opportunities and may hamper future growth.

Because our headquarters are not located in a major metropolitan area, we may not be able to recruit and retain qualified professionals, who are currently in high demand and whose numbers are limited

We compete intensely with other software companies nation-wide to recruit and hire from a limited pool of qualified personnel. Because our headquarters are not located in a major metropolitan area, many qualified candidates may be unwilling to relocate to North Carolina and work for Red Hat. If we cannot attract and hire additional qualified sales and marketing, professional services and software engineering and development personnel, our business results will suffer.

We may not be able to generate enough additional revenue from our planned international expansion to offset the costs associated with establishing and maintaining foreign operations

A key component of our growth strategy is to expand our presence in foreign markets. We have recently established subsidiaries or offices in Ireland, the UK, Germany, Italy, Japan, France and Australia, and are considering further expansion worldwide. We may also enter other markets as opportunities arise. It will be costly to establish international facilities and operations, promote our brand internationally, and develop localized web sites and other systems. Revenue from international activities may not offset the expense of establishing and maintaining these foreign operations. In addition, because we have little experience in marketing and distributing products or services for these markets, we may not benefit from any first-to-market advantages.

Our management team may not be able to successfully implement our business strategies because it has only recently begun to work together

Our business is highly dependent on the ability of our management to work together effectively to meet the demands of our growth. Several members of our senior management, including our Chief Executive Officer and President, Matthew Szulik, our Chief Operating Officer, Tim Buckley and our Chief Financial Officer, Harold Covert, have been employed by us for a relatively short period of time. These individuals have not previously worked together as a management team. In addition, the members of our management team who have been with us since 1997 or earlier have had only limited experience managing a rapidly growing company on either a public or private basis. The failure of our management team to work together effectively could prevent efficient decision-making by our executive team, affecting product development and sales and marketing efforts, which would negatively impact our operating results.

We could lose Robert Young, Matthew Szulik, Harold Covert and Tim Buckley or other key personnel, which could prevent us from executing our business strategies

Our future success depends on the continued services of a number of key directors and officers, including our Chairman, Robert Young, our Chief Executive Officer and President, Matthew Szulik, our Chief Financial Officer, Harold Covert, and our Chief Operating Officer, Tim Buckley. The loss of the technical knowledge and industry expertise of any of these people could seriously impede our success. Moreover, the loss of one or a group of our key employees, particularly to a competitor, and any resulting loss of customers could reduce our market share and diminish the Red Hat brand.

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

With our acquisition of Cygnus, we now face competition in the market for software development tools and operating systems for special purpose computing. Our competitors in this market, some of which have greater market share than we do, include Wind River Systems, Integrated Systems Incorporated, Green Hills Software, and the Metrowerks subsidiary of Motorola. Some of these companies currently produce or use open source software as part of their product offerings. We may not be able to compete effectively in this market if customers choose proprietary solutions. If the demand for open source solutions in this market expands, however, we could lose market share as existing competitors reposition or new companies emerge to address the opportunity.

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

We may not be able to match the promotional activities and pricing policies offered by other suppliers of Linux-based and other open source operating systems, which could result in a loss of market share

In the new and rapidly-evolving market for Linux-based operating systems, we face intense competition from a number of other suppliers of Linux-based operating systems. We also face competition to a lesser extent from developers of non-Linux-based open source operating systems such as BSD-based operating systems. BSD-based operating systems such as FreeBSD, NetBSD and OpenBSD are open source operating systems produced by communities of developers working together via the Internet, and which are published and distributed by Walnut Creek CD-ROM, among others. We expect competition in broader open source operating systems and the Linux-based operating systems market to intensify. In addition, companies like Sun Microsystems and Corel, which are more established and have larger customer bases than we do, have indicated a growing interest in the market for Linux-based operating systems. These companies may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies, and offer more attractive terms to their customers than we can. Furthermore, because Linux-based operating systems can be downloaded from the Internet for free or purchased at a nominal cost and modified and re-sold with few restrictions, traditional barriers to entry are minimal. Accordingly, it is possible that new competitors or alliances among existing competitors may emerge and rapidly acquire significant market share.

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

Any disruption in our relationships with our two largest distributors, on whom we rely for a significant percentage of our product revenue, could cause our revenue to decline

We are highly dependent on revenue from sales to our two largest distributors, Frank Kasper & Associates and Ingram Micro, who together accounted for a significant percent of our total revenue for the fiscal year ended February 29, 2000. These distributors are not obligated to purchase products from us and the loss of one or both of these distributors, or a reduction in the amount of product sales generated by them, could significantly reduce our product revenue.

We may not be able to meet the operational and financial challenges that we will encounter as our international operations expand

As we expand our international operations, we will face a number of additional challenges associated with the conduct of business overseas. For example:

     . we may have difficulty managing and administering a globally-dispersed business;

     . fluctuations in exchange rates may negatively affect our operating results;

     .  we may not be able to repatriate the earnings of our foreign operations;

     . we have to comply with a wide variety of foreign laws with which we are not familiar;

     . we may not be able to adequately protect our trademarks overseas due to the uncertainty of laws and enforcement in certain countries relating to the protection of intellectual property rights;

     . reductions in business activity during the summer months in Europe and certain other parts of the world could negatively impact the operating results of our foreign operations;

     . export controls could prevent us from shipping our products into and from some markets;

     . multiple and possibly overlapping tax structures could significantly reduce the financial performance of our foreign operations;

     . changes in import/export duties and quotas could affect the competitive pricing of our products and services and reduce our market share in some countries; and

     . economic or political instability in some international markets could result in the forfeiture of some foreign assets and the loss of sums spent developing and marketing those assets.

Expanding our services business will be costly and may not result in any benefit to us

We have recently expanded our strategic focus to place additional emphasis on consulting, custom engineering and development, education and support services, from which we have historically derived an insignificant amount of revenue. We cannot be certain that our customers will engage our professional services organization to assist with support, consulting, custom development, training and implementation of our products. We also cannot be certain that we can attract or retain a sufficient number of the highly qualified services personnel that the expansion of our services business will need. In addition, this expansion has required, and will continue to require, significant additional expenses and development, financial and operational resources. The need for these additional resources will place further strain on our management, financial and operational resources and may make it more difficult for us to achieve and maintain profitability.

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

     . we may have difficulty assimilating the operations, technology and personnel of the combined companies;

     . our business may be disrupted by the allocation of resources to consummate these transactions;


     . we may have problems retaining key technical and managerial personnel from acquired companies;


     . we may experience one-time in-process research and development charges and ongoing expenses associated with amortization of goodwill and other purchased intangible assets;


     . our stockholders will suffer dilution if we issue equity to fund these transactions;


     . acquired businesses may initially be unprofitable resulting in our assumption of operating losses and increased expenses;


     . our reputation may be harmed if the open source development community does not approve of these transactions;


     . our relationships with existing employees, customers and business partners may be weakened or terminated as a result of these transactions; and


     . our investment activities, particularly with respect to emerging-growth technology companies, are inherently risky and we may not realize any benefit from such activities.



Risks Related to our Internet Strategy


We may fail to promote and enhance our web site effectively, which may prevent us from attracting new visitors, advertisers or electronic commerce partners to our web site


Enhancing the redhat.com web site is critical to our ability to increase our revenue. In order to attract and retain Internet users, advertisers and electronic commerce partners, we intend to substantially increase our expenditures for enhancing and further developing our web site. Our success in promoting and enhancing the redhat.com web site will also depend on our ability to provide high quality content, features and functionality. If we fail to promote our web site successfully or if visitors to our web site or advertisers do not perceive our services to be useful, current or of high quality, our ability to generate revenue from our web site will be significantly impaired.


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


Because there is no industry standard for the measurement of the effectiveness of Internet advertising, advertisers may not increase or even maintain their current levels of Internet advertising, which would prevent us from generating a significant amount of revenue from our web site


As we execute our Internet strategy, we expect to derive an increasing percentage of our revenue from sponsorships and advertising on our web site. We may not generate these revenues if advertisers do not maintain or increase their current levels of Internet advertising. As there is no industry standard for the measurement of the effectiveness of Internet advertising, advertisers that currently advertise on the Internet may reduce or eliminate this form of advertising and advertisers that have traditionally relied upon other advertising media may be reluctant to begin to advertise on the Internet. Moreover, widespread adoption of currently available software programs that limit or prevent advertisements from being delivered to an Internet user's computer would negatively affect the commercial viability of Internet advertising and would further deter advertisers from increasing or maintaining current levels of Internet advertising. Our ability to successfully execute our Internet strategy will be adversely affected if the market for Internet advertising fails to develop or develops more slowly than expected.


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


We are vulnerable to unexpected network interruptions caused by system failures, which may result in reduced visitor traffic on our web site, decreased revenue and harm to our reputation


Substantially all of our communications hardware and other hardware related to our web site is located at our facilities, although we have back-up and co-location hardware for our web site located at third-party facilities. Fire, floods, hurricanes, tornadoes, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems. In addition, although we have implemented network security measures, our servers are vulnerable to computer viruses, electronic break-ins, human error and other similar disruptive problems which could adversely affect our systems and web site. Although we try to prevent unauthorized access to our systems, we cannot eliminate this risk entirely. We could lose revenue and suffer damage to our reputation if our systems were affected by any of these occurrences. Our insurance policies may not adequately compensate us for any losses that may occur due to failures or interruptions in our systems. We do not presently have any secondary "off-site" systems or a formal disaster recovery plan.



Risks Related to Legal Uncertainty


We could be prevented from selling or developing our products if the GNU General Public License and similar licenses under which our products are developed and licensed are not enforceable


The Linux kernel and the Red Hat Linux operating system have been developed and licensed under the GNU General Public License and similar licenses. These licenses state that any program licensed under them may be liberally copied, modified and distributed. We know of no circumstance under which these licenses have been challenged or interpreted in court. Accordingly, it is possible that a court would hold these licenses to be unenforceable in the event that someone were to file a claim asserting proprietary rights in a program developed and distributed under them. Any ruling by a court that these licenses are not enforceable, or that Linux-based operating systems, or significant portions of them, may not be liberally copied, modified or distributed, would have the effect of preventing us from selling or developing our products.


Our products may contain defects that may be costly to correct, delay market acceptance of our products and expose us to litigation


Despite testing by us and our customers, errors have been and may continue to be found in our products after commencement of commercial shipments. This risk is exacerbated by the fact that most of the code in our products is developed by independent parties over whom we exercise no supervision or control. If errors are discovered, we may have to make significant expenditures of capital to eliminate them and yet may not be able to successfully correct them in a timely manner or at all. Errors and failures in our products could result in a loss of, or delay in, market acceptance of our products and could damage our reputation and our ability to convince commercial users of the benefits of Linux-based operating systems and other open source software products.


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


Our efforts to protect our trademarks may not be adequate to prevent third parties from misappropriating our intellectual property rights


Our most valuable intellectual property is our collection of trademarks. The protective steps we have taken in the past have been, and may in the future continue to be, inadequate to deter misappropriation of our trademark rights. Although we do not believe that we have suffered any material harm from misappropriation to date, we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our trademark rights. We have registered some of our trademarks in the United States, Europe and Australia and have other trademark applications pending in the United States, Europe, Australia, Canada, Europe and Japan. Effective trademark protection may not be available in every country in which we offer or intend to offer our products and services. Failure to adequately protect our trademark rights could damage or even destroy the Red Hat brand and impair our ability to compete effectively. Furthermore, defending or enforcing our trademark rights could result in the expenditure of significant financial and managerial resources.


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



Risks Related to the Market for Our Common Stock


Our stock price has been extremely volatile and you may not be able to resell your shares at or above the offering price


The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to factors such as:


     .    actual or anticipated variations in quarterly operating results;

     .    new products or services offered by Red Hat or our competitors;

     .    changes in financial estimates by securities analysts;

     .    conditions or trends in the Internet, Linux and software industries;

     . changes in the economic performance and/or market valuations of other Internet, Linux and software industries;

     . announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

     .    additions or departures of key personnel;

     .    sales of common stock; and

     .    other events or factors, many of which are beyond our control.


In addition, the stock market in general, and the Nasdaq National Market and the market for Internet-related and technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies' stocks, including our common stock, are at or near historical highs and these trading prices and multiples are substantially above historical levels. These trading prices and multiples may not be sustained. In addition, broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such companies. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would materially adversely affect our business, financial condition and operating results.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk


Interest Rate Risk


The primary objective of Red Hat's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including both government and corporate obligations and money market funds. The following table presents the fair value balances of the Company's cash equivalents and short-term and long-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of February 29, 2000:



                                                  Year Ended
                                                (in thousands)

                                 February     February     February
                                 --------     --------     --------
                                 28, 2001     28, 2002     28, 2003   Total
                                 --------     --------     --------   -----
Cash equivalents...............   242,426                             242,426
Average interest rate..........       6.0%
Investments....................    27,460       69,219        3,135    99,814
Average interest rates.........       6.1%         6.7%        7.26%


Red Hat did not hold derivative financial instruments as of February 29, 2000, and has never held such investments in the past.


Foreign Currency Risk


Approximately 25% of the Company's fiscal 2000 revenues were generated by sales outside the United States. The Company is exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. Additionally, the assets and liabilities of the Company's non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Unrealized translation gains and losses will be included as an adjustment to stockholders' equity.


Based upon the foregoing, the Company began hedging its foreign currency receivables in the third quarter of 1999 in an effort to reduce its exposure to currency exchange rates. However, as a matter of procedure, the Company will not invest in speculative financial instruments as a means of hedging against such risk. The Company has no outstanding foreign currency hedging contracts at February 29, 2000. The Company's accounting policies for these contracts are based on the Company's designation of the contracts as hedging transactions. The criteria the Company uses for designating a contract as a hedge include the contract's effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. Gains and losses on forward foreign exchange contracts are recognized in income in the same period as gains and losses on the underlying transactions. If an underlying hedged transaction is terminated earlier than initially anticipated, the offsetting gain or loss on the related forward exchange contract would be recognized in income in the same period. In addition, since the Company enters into forward contracts only as a hedge, any change in currency rates would not result in any material net gain or loss, as any gain or loss on the underlying foreign currency denominated balance would be offset by the gain or loss on the forward contract. Information regarding the Company's foreign currency forward exchange contracts is set forth in Note 13 of Item 14(a)(1) of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                   Page
                                                                                   ----
Financial Statements:

  Report of Independent Accountants                                                  49

  Consolidated Balance Sheets at February 29, 2000 and February 28, 1999             50

  Consolidated Statements of Operations for the years ended February 29, 2000
     and February 28, 1999 and 1998                                                  51

  Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
     February 29, 2000 and February 28, 1999 and 1998                                52

  Consolidated Statements of Cash Flows for the years ended February 29, 2000
     and February 28, 1999 and 1998                                                  53

  Notes to Consolidated Financial Statements                                         54

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Red Hat, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit), and of cash flows present fairly, in all material respects, the financial position of Red Hat, Inc. and its subsidiaries at February 29, 2000 and February 28, 1999, and the results of their operations and their cash flows for the years ended February 29, 2000 and February 28, 1999 and 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICEWATERHOUSECOOPERS LLP



Raleigh, North Carolina
March 24, 2000

                                             RED HAT, INC.
                                      CONSOLIDATED BALANCE SHEETS


                                                 ASSETS
                                                                                               February 29,      February 28,
                                                                                                  2000              1999
                                                                                            -----------------  ----------------
Current assets:
   Cash and cash equivalents                                                                $ 242,426,032     $  19,485,586
   Short-term investments                                                                      27,460,222         2,037,992
   Accounts receivable, net                                                                     7,893,936         5,895,173
   Inventory                                                                                      488,977           345,630
   Prepaid expenses and other current assets                                                    1,874,973           812,665
                                                                                            -------------      ------------

      Total current assets                                                                    280,144,140        28,577,046
Property and equipment, net                                                                     7,909,103         3,921,798
Goodwill and intangibles, net                                                                  58,267,419           154,249
Long-term investments                                                                          72,354,212              --
Other assets, net                                                                               4,859,958            78,130
                                                                                            -------------      ------------
      Total assets                                                                          $ 423,534,832     $  32,731,223
                                                                                            =============      ============
                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                                         $  10,774,546     $   2,584,489
   Royalties payable                                                                              115,117           144,074
   Accrued expenses                                                                             7,571,058         3,209,080
   Deferred revenue                                                                            11,030,337         6,096,465
   Short term notes payable                                                                          --           1,509,936
   Current portion of capital lease obligations                                                   366,062           139,112
                                                                                            -------------      ------------

      Total current liabilities                                                                29,857,120        13,683,156
Capital lease obligations                                                                         230,516           482,796
Long term notes payable                                                                              --             916,667
Commitments and contingencies (Note 15)                                                              --                --
Mandatorily redeemable preferred stock:
   Series A, 0 and 6,801,400 shares authorized, issued and outstanding
        at February 29, 2000 and February 28, 1999, respectively                                     --           1,992,184
   Series B, 0 and 8,116,550 shares authorized, issued and outstanding
        at February 29, 2000 and February 28, 1999, respectively                                     --           6,919,644
   Series C, 0 and 1,797,929 shares authorized at February 29, 2000 and
        February 28, 1999, respectively; 0 and 1,027,388 shares issued and
        outstanding at February 29, 2000 and February 28, 1999, respectively                         --           3,195,591
   Series B Cygnus, 0 and 1,042,000 shares authorized, issued and
        outstanding at February 29, 2000 and February 28, 1999, respectively                         --           6,252,000
Stockholders' equity (deficit):
   Preferred stock, 5,000,000 shares authorized, none outstanding                                    --                --
   Preferred stock                                                                                   --           7,728,094
   Common stock, $.0001 par value, 225,000,0000 shares authorized,
     153,333,621 and 48,865,107 shares issued and outstanding
     at February 29, 2000 and February 28, 1999, respectively                                      15,334             4,887
   Additional paid-in capital                                                                 477,781,234         5,265,667
   Shareholder receivables                                                                        (66,899)       (2,857,355)
   Deferred compensation                                                                      (35,159,127)       (1,188,155)
   Accumulated deficit                                                                        (48,607,478)       (9,663,953)
   Accumulated other comprehensive income (loss)                                                 (515,868)             --
                                                                                            -------------      ------------
      Total stockholders' equity (deficit)                                                    393,447,196          (710,815)
                                                                                            -------------      ------------
      Total liabilities and stockholders' equity (deficit)                                  $ 423,534,832     $  32,731,223
                                                                                            =============      ============

 The accompanying notes are an integral part of these consolidated financial statements.

                                 RED HAT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                Year Ended
                                                                         ----------------------------------------------------
                                                                           February 29,        February 28,      February 28,
                                                                              2000                 1999              1998
                                                                         --------------     ----------------   --------------
Revenue:
  Subscription                                                           $  23,960,187         $  22,102,923    $  13,200,623
  Services                                                                  17,160,678            10,928,759        9,442,827
  Web                                                                        1,306,638                   -                -
                                                                         -------------      ----------------   --------------
    Total revenue                                                           42,427,503            33,031,682       22,643,450
                                                                         -------------      ----------------   --------------
Cost of revenue:
  Subscription                                                              13,069,831             6,655,685        3,676,338
  Services                                                                   9,071,079             6,059,904        4,771,812
  Web                                                                          696,259                   -                -
                                                                         -------------      ----------------   --------------
    Total cost of revenue                                                   22,837,169            12,715,589        8,448,150
                                                                         -------------      ----------------   --------------
Gross profit                                                                19,590,334            20,316,093       14,195,300
                                                                         -------------      ----------------   --------------
Operating expense:
  Sales and marketing (excludes $1,450,058 in stock-based
    compensation for the year ended February 29, 2000)                      22,584,069            11,098,616        9,016,388
  Research and development (excludes $1,191,810 and $227,261 in stock-based compensation for the years ended February 29, 2000
    and February 28, 1999, respectively)                                    10,929,815             8,363,087        4,622,409
  General and administrative (excludes $2,409,875 in stock-based
    compensation for the year ended February 29, 2000)                       9,135,199             5,732,225        3,672,167
  Amortization of goodwill and intangibles                                   3,074,307                   -                -
  Stock-based compensation                                                   5,051,743               227,261              -
  Mergers, acquisitions and other                                           12,727,945                   -                -
                                                                         -------------      ----------------   --------------
    Total operating expense                                                 63,503,078            25,421,189       17,310,964
                                                                         -------------      ----------------   --------------
Loss from operations                                                       (43,912,744)           (5,105,096)      (3,115,664)
                                                                         -------------      ----------------   --------------
Other income (expense):
         Interest income                                                     4,923,029               376,039          509,558
         Interest expense                                                     (558,326)             (336,672)        (144,392)
                                                                         -------------      ----------------   --------------
             Other income (expense), net                                     4,364,703                39,367          365,166
                                                                         -------------      ----------------   --------------
Loss before income taxes                                                   (39,548,041)           (5,065,729)      (2,750,498)
Provision for income taxes                                                     294,325               722,216          215,348
                                                                         -------------      ----------------   --------------
Net loss                                                                   (39,842,366)           (5,787,945)      (2,965,846)
Accretion of mandatorily redeemable preferred stock                            (82,473)              (39,356)             -
                                                                         -------------      ----------------   --------------
Net loss available to common stockholders                                $ (39,924,839)        $  (5,827,301)   $  (2,965,846)
                                                                         =============      ================   ==============
Net loss per common share:
         Basic                                                                ($0.3968)             ($0.1224)        ($0.0631)
         Diluted                                                              ($0.3968)             ($0.1224)        ($0.0631)
Weighted average shares outstanding:
         Basic                                                             100,610,498            47,628,096       47,000,000
         Diluted                                                           100,610,498            47,628,096       47,000,000

       The accompanying notes are an integral part of these consolidated financial statements.

                                 RED HAT, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                        Preferred Stock                      Common Stock
                                                                -------------------------------    --------------------------------
                                                                    Shares           Amount             Shares           Amount
                                                                -------------  ----------------    ---------------  ---------------
Balance at February 28, 1997                                      5,845,509      $    310,957         47,000,000    $       4,700
Exercise of common stock options and warrants                             -                 -                  -                -
Issuance of Series A preferred stock from options                   288,455           117,555                  -                -
Repurchase and retirement of preferred stock                        (48,884)          (16,821)                 -                -
Net loss                                                                  -                 -                  -                -
                                                                -------------  ----------------    ---------------  ---------------
Balance at February 28, 1998                                      6,085,080           411,691         47,000,000            4,700
Exercise of common stock options and warrants                             -                 -          1,865,107              187
Tax benefit on exercise of common stock warrants                          -                 -                  -                -
Issuance of Series A preferred stock from options                   205,812           165,586                  -                -
Issuance of Series C preferred stock, net                           709,555         6,760,594                  -                -
Repurchase and retirement of preferred stock                       (141,386)          (44,357)                 -                -
Deferred compensation                                                     -                 -                  -                -
Amortization of deferred compensation                                     -                 -                  -                -
Stock options issued for services                                         -           434,580                  -                -
Accretion of mandatorily redeemable preferred stock                       -                 -                  -                -
Net increase in shareholder notes receivable                              -                 -                  -                -
Net loss                                                                  -                 -                  -                -
                                                                -------------  ----------------    ---------------  ---------------
Balance at February 28, 1999                                      6,859,061         7,728,094         48,865,107            4,887
Net loss
Adjustment for inclusion of Cygnus September 1999 net
   loss in results of operations twice                                    -                 -                  -                -
Other comprehensive income:
   Unrealized loss on investments in marketable
      securities                                                          -                 -                  -                -
   Foreign currency translation adjustment                                -                 -                  -                -

Other comprehensive income                                                -                 -                  -                -
Conversion of preferred stock into common stock                           -                 -         67,890,904            6,789
Sale of common stock in public offerings, net                             -                 -         16,550,000            1,655
Exercise of common stock options and warrants                             -                 -         10,031,741            1,003
Repurchase and retirement of preferred stock                         (7,372)           (1,119)                 -                -
Issuance of Series A preferred stock from exercise of options       530,357            93,899                  -                -
Issuance of Series C preferred stock, net                           524,160         4,973,882                  -                -
Conversion of convertible preferred stock to common stock        (7,906,206)      (12,794,756)         9,500,084              950
Common stock issued for acquisitions                                      -                 -            495,785               50
Deferred compensation related to acquisitions                             -                 -                  -                -
Deferred compensation related to stock options                            -                 -                  -                -
Amortization of deferred compensation                                     -                 -                  -                -
Stock options issued for services                                         -                 -                  -                -
Net decrease in shareholder notes receivable                              -                 -                  -                -
Accretion of mandatorily redeemable preferred stock                       -                 -                  -                -
                                                                -------------  ----------------    ---------------  ---------------
Balance at February 29, 2000                                              -      $          -        153,333,621    $      15,334
                                                                =============  ================    ===============  ===============


                                                                     Additional                                Shareholder
                                                                      Paid-In             Deferred                Notes
                                                                      Capital           Compensation            Receivable
                                                                 ---------------      ------------------     -----------------
Balance at February 28, 1997                                      $     261,300         $            -         $     (178,961)
Exercise of common stock options and warrants                                 -                      -                (22,500)
Issuance of Series A preferred stock from options                             -                      -                      -
Repurchase and retirement of preferred stock                                  -                      -                 30,671
Net loss                                                                      -                      -                      -
                                                                 ---------------      ------------------     -----------------
Balance at February 28, 1998                                            261,300                      -               (170,790)
Exercise of common stock options and warrants                         3,121,860                      -             (2,745,901)
Tax benefit on exercise of common stock warrants                        163,831                      -                      -
Issuance of Series A preferred stock from options                             -                      -                      -
Issuance of Series C preferred stock, net                                     -                      -                      -
Repurchase and retirement of preferred stock                                  -                      -                 72,877
Deferred compensation                                                 1,415,416             (1,415,416)                     -
Amortization of deferred compensation                                         -                227,261                      -
Stock options issued for services                                       303,260                      -                      -
Accretion of mandatorily redeemable preferred stock                           -                      -                      -
Net increase in shareholder notes receivable                                  -                      -                (13,451)
Net loss                                                                      -                      -                      -
                                                                 ---------------      ------------------     -----------------
Balance at February 28, 1999                                          5,265,667             (1,188,155)            (2,857,355)
Net loss
Adjustment for inclusion of Cygnus September 1999 net
   loss in results of operations twice                                        -                      -                      -
Other comprehensive income:
   Unrealized loss on investments in marketable
      securities                                                              -                      -                      -
   Foreign currency translation adjustment                                    -                      -                      -

Other comprehensive income                                                    -                      -                      -
Conversion of preferred stock into common stock                      15,363,730                      -                      -
Sale of common stock in public offerings, net                       337,051,328                      -                      -
Exercise of common stock options and warrants                         3,619,356                      -                127,670
Repurchase and retirement of preferred stock                                  -                      -                      -
Issuance of Series A preferred stock from exercise of options                 -                      -                      -
Issuance of Series C preferred stock, net                                     -                      -                      -
Conversion of convertible preferred stock to common stock            19,045,806                      -                      -
Common stock issued for acquisitions                                 59,658,465                      -                      -
Deferred compensation related to acquisitions                        28,835,350            (28,835,350)                     _
Deferred compensation related to stock options                        8,928,009             (8,928,009)                     _
Amortization of deferred compensation                                         -              3,792,387                      -
Stock options issued for services                                        13,523                      -                      -
Net decrease in shareholder notes receivable                                  -                      -              2,662,786
Accretion of mandatorily redeemable preferred stock                           -                      -                      -
                                                                 ---------------      ------------------     -----------------
Balance at February 29, 2000                                      $ 477,781,234         $  (35,159,127)        $      (66,899)
                                                                 ===============      ==================     =================

                                                                                         Accumulated
                                                                                            Other                 Total
                                                                   Accumulated          Comprehensive          Stockholders'
                                                                    Deficit             Income (Loss)         Equity (Deficit)
                                                                 ---------------      ------------------     -----------------
Balance at February 28, 1997                                      $    (870,806)        $            -         $     (472,810)
Exercise of common stock options and warrants                                 -                      -                (22,500)
Issuance of Series A preferred stock from options                             -                      -                117,555
Repurchase and retirement of preferred stock                                  -                      -                 13,850
Net loss                                                             (2,965,846)                     -             (2,965,846)
                                                                 ---------------      ------------------     -----------------
Balance at February 28, 1998                                         (3,836,652)                     -             (3,329,751)
Exercise of common stock options and warrants                                 -                      -                376,146
Tax benefit on exercise of common stock warrants                              -                      -                163,831
Issuance of Series A preferred stock from options                             -                      -                165,586
Issuance of Series C preferred stock, net                                     -                      -              6,760,594
Repurchase and retirement of preferred stock                                  -                      -                 28,520
Deferred compensation                                                         -                      -                      -
Amortization of deferred compensation                                         -                      -                227,261
Stock options issued for services                                             -                      -                737,840
Accretion of mandatorily redeemable preferred stock                     (39,356)                     -                (39,356)
Net increase in shareholder notes receivable                                  -                      -                (13,451)
Net loss                                                             (5,787,945)                     -             (5,787,945)
                                                                 ---------------      ------------------     -----------------
Balance at February 28, 1999                                         (9,663,953)                     -               (710,815)
Net loss                                                            (39,842,366)                                  (39,842,366)
Adjustment for inclusion of Cygnus September 1999 net
   loss in results of operations twice                                  981,314                      -                981,314
Other comprehensive income:
   Unrealized loss on investments in marketable
      securities                                                              -               (575,647)
   Foreign currency translation adjustment                                    -                 59,779
                                                                                      -----------------
Other comprehensive income                                                    -               (515,868)              (515,868)
Conversion of preferred stock into common stock                               -                      -             15,370,519
Sale of common stock in public offerings, net                                 -                      -            337,052,983
Exercise of common stock options and warrants                                 -                      -              3,748,029
Repurchase and retirement of preferred stock                                  -                      -                 (1,119)
Issuance of Series A preferred stock from exercise of options                 -                      -                 93,899
Issuance of Series C preferred stock, net                                     -                      -              4,973,882
Conversion of convertible preferred stock to common stock                     -                      -              6,252,000
Common stock issued for acquisitions                                          -                      -             59,658,515
Deferred compensation related to acquisitions                                 -                      -                      -
Deferred compensation related to stock options                                -                      -                      -
Amortization of deferred compensation                                         -                      -              3,792,387
Stock options issued for services                                             -                      -                 13,523
Net decrease in shareholder notes receivable                                  -                      -              2,662,786
Accretion of mandatorily redeemable preferred stock                     (82,473)                     -                (82,473)
                                                                 ---------------      ------------------     -----------------
Balance at February 29, 2000                                      $ (48,607,478)        $     (515,868)        $  393,447,196
                                                                 ===============      ==================     =================

  The accompanying notes are an integral part of these consolidated financial statements.

                                 RED HAT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Year Ended
                                                                               ----------------------------------------------------
                                                                                   February 29,    February 28,     February 28,
                                                                                       2000             1999             1998
                                                                               ----------------   ---------------  ----------------
Cash flows from operating activities:
   Net loss                                                                       $ (39,842,366)    $  (5,787,945)    $  (2,965,846)
Adjustments to reconcile net loss to net cash used in operating activities:
   Effect on net loss of inclusion of Cygnus September
     1999 results of operations twice                                                   981,314                --                --
   Depreciation and amortization                                                      5,941,261         1,600,919         1,085,106
   Stock-based compensation expense                                                   3,792,387           227,261                --
   Tax benefit on exercise of common stock options and warrants                              --           163,831                --
   Noncash management compensation expense                                               13,523           737,840                --
   Provision for doubtful accounts                                                      504,246           185,092            38,141
   Provision for inventory obsolescence                                                 481,280           182,509                --
   Loss on sale of property and equipment                                                    --            46,058           116,063
   Deferred revenue                                                                   4,921,154        (1,496,319)        2,731,660
Changes in operating assets and liabilities:
   Accounts receivable                                                               (2,503,009)         (419,316)       (2,302,497)
   Inventory                                                                           (624,627)         (386,963)          (84,507)
   Prepaid expenses                                                                    (981,239)           18,801            53,402
   Intangibles and other assets                                                      (1,787,033)           64,280           242,021
   Accounts payable                                                                   8,142,195           999,591           500,200
   Royalties payable                                                                    (28,957)         (103,249)         (785,649)
   Accrued expenses                                                                   3,891,610           865,620           526,848
                                                                               ----------------   ---------------  ----------------
   Net cash used in operating activities                                            (17,098,261)       (3,101,990)         (845,058)
                                                                               ----------------   ---------------  ----------------
Cash flows from investing activities:
 Purchase of investment securities                                                 (275,926,085)       (1,966,600)         (150,000)
 Proceeds from sales and maturities of investment securities                        174,073,991         1,065,526         5,769,921
 Cost of acquisitions, net of cash and cash equivalents acquired                       (600,000)               --                --
 Purchase of property and equipment                                                  (6,655,301)       (1,986,887)       (2,139,445)
 Proceeds from sale of equipment                                                             --                --            24,272
                                                                               ----------------   ---------------  ----------------
   Net cash (used in) provided by investing activities                             (109,107,395)       (2,887,961)        3,504,748
                                                                               ----------------   ---------------  ----------------
Cash flows from financing activities:
 Decrease in stockholders' notes receivable                                           2,662,786            14,978            13,850
 Repayments of borrowings from stockholders                                                  --                --           (86,243)
 Proceeds from notes payable                                                                 --         2,416,667           239,214
 Repayments of notes payable                                                         (2,426,603)          (39,409)         (279,019)
 Repurchase of restricted stock                                                          (1,119)               --                --
 Proceeds from issuance of mandatorily redeemable preferred stock, net                3,180,628        10,084,854         1,983,209
 Proceeds from issuance of preferred stock                                            4,962,507         6,760,594                --
 Proceeds from issuance of common stock in public offerings, net                    337,052,983                --                --
 Proceeds from exercise of common stock options and warrants                          3,853,302           541,731            95,055
 Payments on capital lease obligations                                                 (198,161)          (55,998)          (22,569)
                                                                               ----------------   ---------------  ----------------
   Net cash provided by financing activities                                        349,086,323        19,723,417         1,943,497
                                                                               ----------------   ---------------  ----------------
Effect of foreign currency exchange rates on cash and cash equivalents                   59,779                --                --
Net increase in cash and cash equivalents                                           222,940,446        13,733,466         4,603,187
Cash and cash equivalents at beginning of the year                                   19,485,586         5,752,120         1,148,933
                                                                               ----------------   ---------------  ----------------
Cash and cash equivalents at end of year                                          $ 242,426,032     $  19,485,586     $   5,752,120
                                                                               ================   ===============  ================

  The accompanying notes are an integral part of these consolidated financial statements.

                                 RED HAT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-Organization

Red Hat, Inc. and its subsidiaries ("Red Hat" or the "Company") is a leading developer and global provider of open source software products and services, and has built a comprehensive web site dedicated to the open source software community. Red Hat, Inc. was incorporated in Connecticut in March 1993 as ACC Corp., Inc. In September 1995 ACC Corp., Inc. changed its name to Red Hat Software, Inc. In September 1998, Red Hat Software, Inc. reincorporated in Delaware. In June 1999, Red Hat Software, Inc. changed its name to Red Hat, Inc. On January 7, 2000, Red Hat acquired Cygnus Solutions, Inc. in a transaction accounted for using the pooling of interests method of accounting (See NOTE 3). All prior period financial statements of Red Hat have been restated to reflect this combination.

NOTE 2-Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers investments purchased with a maturity period of three months or less at the date of purchase to be cash equivalents.

Accounts Receivable

The Company's receivables include $2,433,095 and $557,014 in unbilled receivables at February 29, 2000 and February 28, 1999, respectively. Unbilled receivables arise as revenues for custom development services are recognized under the percentage-of-completion method. These amounts are billable at specified dates, which do not necessarily coincide with timing of revenue recognition.

Investments

The Company's investments at February 29, 2000 are in debt securities which are classified as available for sale and carried at market value in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The Company's investments are considered available for sale as these securities could potentially be sold in response to needs for liquidity, changes in the availability of and the yield on alternative instruments or changes in funding sources or terms. The Company has an unrealized loss of $575,647 related to these investments at February 29, 2000, which is recorded as other comprehensive income (loss), a separate component of stockholders' equity.

The Company's investments at February 28, 1999 were in debt securities which were classified as held-to-maturity and were carried at amortized cost in accordance with SFAS 115, as the Company had both the positive intent and ability to hold them to maturity. During the year ended February 29, 2000, all of these investments matured or were sold and reinvested in new securities. The Company's net gain/(loss) on sale of these investments prior to their respective maturity dates was deminimis.

                                 RED HAT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventory

The costs incurred for duplicating the computer software, documentation, and training materials sold by the Company from the product masters and for packaging the product for distribution are capitalized as inventory using the weighted average method and charged to cost of sales when revenue from the sale of units is recognized. Management periodically evaluates the realizability of inventory based on planned release dates of product updates and records a reserve for obsolescence when necessary. The reserve for inventory obsolescence was $335,000 and $182,509 at February 29, 2000 and February 28, 1999,
respectively.

Capitalized Software Costs

Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. As a result of the Company's practice of releasing source code that it has developed on a weekly basis for unrestricted download on the Internet, there is generally no passage of time between achievement of technological feasibility and the availability of the Company's product for general release. Therefore, the Company has no capitalized software development costs at February 29, 2000 and February 28, 1999.

Property and Equipment

Property and equipment is primarily comprised of furniture and computer equipment which are recorded at cost and depreciated using the straight-line method over their estimated useful lives which range from 3 to 10 years. Expenditures for maintenance and repairs are charged to operations as incurred; major expenditures for renewals and betterments are capitalized and depreciated. Property and equipment acquired under capital leases are being depreciated over their estimated useful lives or the respective lease term, if shorter.

Goodwill and Intangibles

Goodwill and intangible assets, which represent the excess of acquisition cost over the tangible net assets acquired in business combinations, is amortized over its estimated useful life which is three years. Costs incurred for acquiring certain intangible assets such as trademarks, copyrights and patents are capitalized and amortized using the straight-line method over their estimated useful lives, which range from 5 to 15 years.

Other Assets

Other assets includes security deposits which are expected to be refunded to the Company upon termination of certain leases, investments in other companies accounted for using the cost method of accounting and the long-term portion of the Company's prepaid directors' and officers' insurance premiums, which is amortized to general and administrative expense over the term of the insurance policy.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment, and other assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. No impairments were required to be recognized during the years ended February 29, 2000 and February 28, 1999 and 1998.

                                 RED HAT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Revenue Recognition

Revenues from the sale of software products for which no technical support is provided are generally recognized upon shipment of the products, net of estimated returns. A reserve for sales returns is recognized for sales of software products to distributors, who have a right of return, based on the Company's historical experience of sell-through to the end user by the distributor. The Company recognizes revenues from the sale of software products to new distributors of its software products based upon sell-through to the end user until the Company has sufficient historical experience with the distributor to allow the accurate estimation of sales returns.

Upon the release of Version 6.0 of Official Red Hat Linux in May 1999, the Company began providing certain telephone and e-mail technical support services with Official Red Hat Linux and Red Hat Secure Web Server for a period of 90 days from the date of registration of the software products for no additional fee. In June 1999, the Company also began to provide to purchasers of Official Red Hat Linux and Red Hat Secure Web Server subscription services for a period of six months from the date of registration of the software products. In October 1999, the Company released Version 6.1 of Red Hat Linux and began to include the Secure Web Server product in the "professional" version of Version 6.1 of Official Red Hat Linux. In accordance with the provisions of Statement of Opinion No. 97-2, "Software Revenue Recognition" ("SOP 97-2") as amended by SOP 98-4 and SOP 98-9, the Company is recognizing all of the revenue from the sale of Versions 6.0 and 6.1 Official Red Hat Linux over the period that the technical support and subscription services are provided as the Company does not sell these technical support and subscription services separately and therefore does not have vendor specific objective evidence of the fair value of these services. These revenues are recognized ratably over the period that the technical support and subscription services are provided in proportion to the costs incurred to provide such technical support and subscription services as compared to estimated total costs to be incurred. Revenue from sale of books published by the Company, which is included in subscription revenue, is recognized at the date of shipment, net of estimated returns.

Service revenues consist of revenue for technical support and maintenance services, other than installation support, and customer training and education, revenue for software compiling, debugging and optimization contracts ("Development Contracts") and royalty revenue. Revenue for technical support and maintenance services, other than installation support, is deferred and recognized ratably over the term of the agreement, which is typically twelve months. Revenues for development contracts are recognized on the percentage-of-completion method provided that the fee for such engineering services is fixed or determinable and the collection of the resulting receivable is probable. Revenue from customer training and education and other services is recognized at the date the services are performed. Losses on development contracts are recognized when estimable.

Royalty revenue, which is included in services revenue, is comprised primarily of royalties received from the sale of rights to the Company's brand and trademark and royalties received from international distributors of the Company's products. Royalty revenue is recognized when received.

Web revenue related to advertising is recognized ratably in the period in which the advertisement is displayed, provided that the Company has no significant remaining obligations, at the lesser of the ratio of connections to the advertiser's website delivered over total guaranteed connections to the advertiser's website or the straight line basis over the term of the contract. If minimum guaranteed connections are not met, the Company defers recognition of the corresponding revenue until the guaranteed connections are achieved.

                                 RED HAT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Royalty Costs

Royalties that the Company is required to pay on applications licensed from third parties that are a component of the software products sold by the Company are expensed as cost of sales on a per unit basis as software products are sold. Royalties paid in advance of the sale of the Company's software products are included in prepaid expenses and recorded as expense when the related software products are sold.

Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company's common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair market value of the Company's common stock at the grant date, the difference between the fair market value of the Company's common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense over the vesting period of the stock option. Stock-based compensation also includes the amortization of deferred compensation related to the value of certain shares of common stock to be issued to certain HKS shareholders contingent on their continued employment with the Company for a period of three years after the date of acquisition (See NOTE 3). The Company recognized $3,792,387 and $227,261 in non-cash compensation expense related to amortization of deferred compensation during the years ended February 29, 2000 and February 28, 1999, respectively. In addition, the Company also classifies the employer portion of tax liabilities paid upon exercise of non-qualified stock options and warrants as stock-based compensation. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of costs, including salaries and sales commissions, of all personnel involved in the sales process and related expenses. Sales and marketing expenses also include costs of advertising and trade shows. All costs of advertising, including cooperative marketing arrangements, the software products, books and related services offered by the Company are expensed as incurred. Advertising expense totaled $2,735,418, $1,003,517 and $434,094 for the years ended February 29, 2000 and February 28, 1999 and 1998, respectively.

Research and Development Expenses

Research and development expenses include all direct costs, primarily salaries for Company personnel and outside consultants, related to the development of new products and significant enhancements to existing products and are charged to operations as incurred until such time as technological feasibility is achieved and ending when a product is available for general release to customers.

Income Taxes

The Company accounts for income taxes using the liability method which requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of the Company's assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

                                 RED HAT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation

The majority of the Company's international sales are currently denominated in U.S. dollars. The U.S. dollar has been determined to be the functional currency for the Company's European operations and local currencies have been determined to be the functional currencies for the Company's Asian operations. Foreign exchange gains and losses, which result from the process of remeasuring foreign currency financial statements into U.S. dollars are included in the statements of operations. Foreign exchange gains and losses which result from the translation of foreign currency financial statements into U.S. dollars where the local currency is the functional currency is included as a separate component of stockholders' equity.

Significant Customers and Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company primarily places its temporary cash investments with high-credit quality financial institutions which invest primarily in U.S. Government instrumentalities, commercial paper of prime quality and certificates of deposit guaranteed by banks which are members of the FDIC. Cash deposits are primarily in financial institutions in the United States, however, cash from monthly operating costs of international operations are deposited in banks outside the United States. The Company performs ongoing credit evaluations to reduce credit risk and requires no collateral from its customers. Management estimates the allowance for uncollectible accounts based on their historical experience and credit evaluation. Sales to one distributor comprised $7,110,391 or 17% and $3,719,162 or 11% of total revenue for the years ended February 29, 2000 and February 28, 1999, respectively. In addition, the Company generated services revenue from a single customer which comprised 16% and 13% of total revenue for the years ended February 28, 1999 and 1998, respectively. Receivables from one distributor and one other customer comprised 14% and 10%, respectively, of net accounts receivable at February 28, 1999.

Cash Flows

The Company made cash payments for interest of $145,479, $103,121 and $22,941 for the years ended February 29, 2000 and February 28, 1999 and 1998, respectively. The Company made cash payments of $5,637, $164,461 and $3,117 for income taxes during the years ended February 29, 2000 and February 28, 1999 and 1998, respectively.

The Company acquired property and equipment through the assumption of capital lease obligations amounting to $309,132, $488,310 and $122,541 for the years ended February 29, 2000 and February 28, 1999 and 1998, respectively.

Net Loss Per Common Share

The Company computes net loss per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per common share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss available to common stockholders per common share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants and shares issuable upon conversion of outstanding mandatorily redeemable preferred stock. The calculation of net loss per share available to common stockholders does not include 51,098,239, 49,185,957, and 22,169,099 potential shares of common stock equivalents for the years ended February 29, 2000 and February 28, 1999 and 1998, as their impact would be antidilutive.

                                 RED HAT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Reporting

In June 1997, the Financial Accounting Standards Board, ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company adopted SFAS 131 effective for its fiscal year ended February 28, 1998. Required segment disclosures are presented below:

The Company has international sales offices in the United Kingdom, Ireland, Germany, Switzerland, Australia, and Japan. The following disclosure aggregates individually immaterial international operations and separately discloses the significant international operations at and for the years ended February 29, 2000 and February 28, 1999.


                                          North          Europe         Asia Pacific         Total
                                         America         ------          and Japan           -----
                                         -------                         ---------
                                                            Year Ended February 29, 2000
                                                            ----------------------------
Revenues from unaffiliated customers..   $ 31,764,315    $ 4,230,213     $ 6,432,975         $ 42,427,503
Net Loss .............................   $(36,128,251)   $(2,203,242)    $(1,510,873)        $(39,842,366)
Total Assets .........................   $416,315,522    $ 5,642,561     $ 1,576,748         $423,534,235


                                                            Year Ended February 28, 1999
                                                            ----------------------------

Revenues from unaffiliated customers..   $19,885,561     $334,579        $12,811,542         $33,031,682
Net Income (Loss).....................   $(6,435,621)    $134,523        $   513,153         $(5,787,945)
Total Assets..........................   $31,769,839     $287,879        $   673,505         $32,731,223

Internal Use Software


In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" "SOP 98-1" which provides guidance regarding when software developed or obtained for internal use should be capitalized. The Company adopted SOP 98-1 effective March 1, 1999. The adoption of SOP 98-1 did not have a material impact on the Company's financial position or results of operations.

Comprehensive Income

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 is effective for financial statements for fiscal years beginning after December 15, 1997. Its adoption did not impact the Company's financial position, results of operations, or cash flows as the

                                 RED HAT, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company had no items of other comprehensive income during the years ended February 28, 1999 and 1998. The Company's items of other comprehensive income
(loss) during year ended February 29, 2000 totaled $515,868 and are comprised of an unrealized loss on investments in marketable securities of $575,647 and a foreign currency translation adjustment of $59,779.

Recent Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. The Company does not currently nor does it intend in the future to use derivative instruments and therefore does not expect that the adoption of SFAS 133 will have any impact on its financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which addresses certain criteria for revenue recognition. SAB 101 is required to be adopted for reporting periods beginning after January 15, 2000. The adoption of SAB 101 is not expected to have a material impact on the consolidated financial position or results of operation.


NOTE 3-Business Combinations

In January 2000, the Company completed a merger with Cygnus Solutions, Inc. ("Cygnus") by exchanging 10,867,966 shares of its common stock for all of the outstanding common and preferred stock of Cygnus. In addition, approximately 1,514,168 outstanding Cygnus employee stock options were converted at the same exchange factor into options to purchase approximately 2,380,722 shares of the Company's common stock.

The merger constituted a tax-free reorganization and has been accounted for using the pooling of interests method of accounting under Accounting Principles Board Opinion No. 16 ("APB 16"). Accordingly, all prior period financial statements have been restated to include the results of operations, financial position and cash flows of Cygnus as though it had always been a part of the Company.

Prior to the merger, Cygnus' fiscal year ended on June 30. In recording the business combination, Cygnus' prior period financial statements have been restated to a year ended March 31, to be within a 90-day period of the Company's fiscal year end. In order to fully conform Cygnus' period end with the fiscal quarter end of the Company, in preparing the consolidated results of operations of the Company for the year ended February 29, 2000, the results of operations of Cygnus for the month of September 1999, have been included twice. Cygnus' net loss for the month of September 1999 was $981,314. A credit to accumulated deficit has been recorded to remove the effect of including the net loss of Cygnus for the month of September 1999, in the results of operations of the Company more than once.

                                  RED HAT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The results of operations for the separate companies and the consolidated amounts presented in the consolidated financial statements are as follows:


                                                                    Year ended           Year ended          Year ended
                                                                 February 29, 2000    February 28, 1999   February 28, 1998
                                                                 ------------------   -----------------   ------------------
     Total revenue
          Red Hat............................................       $ 19,108,661         $10,789,919         $ 5,155,623
          Cygnus.............................................         23,318,842          22,241,763          17,487,827
          Consolidated.......................................       $ 42,427,503         $33,031,682         $22,643,450



     Net income (loss) available to common stockholders
          Red Hat............................................       $(25,903,056)        $  (130,424)        $     7,773
          Cygnus.............................................        (14,021,783)         (5,696,877)         (2,973,619)
          Consolidated.......................................       $(39,924,839)        $(5,827,301)        $(2,965,846)



Immaterial adjustments were made to conform the Company and Cygnus' accounting policies. Certain reclassifications were made to Cygnus' financial statements to conform to the Company's presentation.

In connection with the merger, the Company recorded a charge of approximately $9.4 million to operating expenses for costs incurred related to the merger at the date of the merger was completed. These merger costs consist primarily of $5.9 million in investment banking and filing fees, $1.1 million in costs of attorneys and accountants, $0.8 million in severance and other employee related costs, $0.7 million in infrastructure reconfiguration to improve overall business efficiency, and $0.2 million in facilities closure costs and other directly related costs.

In January 2000, the Company completed the acquisition of all of the outstanding common stock of Hell's Kitchen Systems, Inc. ("HKS") in exchange for the issuance of 478,004 shares of the Company's common stock valued at $57,671,183. The acquisition of HKS has been accounted for using the purchase method of accounting in accordance with APB 16 and, accordingly, the excess of purchase price over the fair values of the net assets acquired of $57,771,183 has been recorded as goodwill, which is being amortized on a straight-line basis over three years. An additional 239,000 shares valued at $28,835,350 may be issued to certain shareholders contingent upon their continued employment with the Company for a period of three years after the date of the acquisition. This amount has been recorded as deferred compensation and is being amortized on a straight-line basis over three years. In addition to the above, 79,666 shares may be issued if certain performance objectives are met. The value of these shares will be determined and recorded as goodwill as the performance objectives are met.

In January 2000, the Company completed the acquisition of all of the outstanding common stock of Sistemi Research Laboratories s.r.l., ("Sistemi") for $300,000 in cash and 3,781 shares of the Company's common stock, valued at $468,332. The acquisition of Sistemi has been accounted for using the purchase method of accounting in accordance with APB 16 and, accordingly, the excess of purchase price over the fair values of the net assets acquired of $968,252 has been recorded as goodwill, which is being amortized on a straight-line basis over three years. In addition to the above, 1,512 shares may be issued if certain performance objectives are met. The value of these shares will be determined and recorded as goodwill as the performance objectives are met.

In February 2000, the Company completed the acquisition of all of the outstanding common stock of Logiciels Du Soleil SARL, ("LDS") for a cash purchase price of $300,000. The acquisition of LDS has

                                 RED HAT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     been accounted for using the purchase method of accounting in accordance with APB 16 and, accordingly, the excess of purchase price over the fair values of the net assets acquired of $337,039 has been recorded as goodwill, which is being amortized on a straight-line basis over three years. In addition to the above, 22,472 shares may be issued if certain performance objectives are met. The value of these shares will be determined and recorded as goodwill as the performance objectives are met.


     NOTE 4-Accounts Receivable

     Accounts receivable are presented net of an allowance for doubtful accounts. The activity in the Company's allowance for doubtful accounts for the years ended February 29, 2000 and February 28, 1999 and 1998 is presented in the following table:

                         Balance at  Charged to  Deductions (a)  Balance at
                         beginning   income or   --------------    end of
                         of period    expense                      period
                         ----------  ----------                  ----------

1998..................     $245,151    $ 38,141      $(152,904)    $130,388
1999..................     $130,388    $185,092      $ (61,999)    $253,481
2000..................     $253,481    $504,246      $(280,969)    $476,758

     ___________

     (a)  Represents amounts written-off as uncollectible accounts receivable.


     NOTE 5-Property and Equipment

     The Company's property and equipment consisted of the following:


                                             February 29,     February 28,
                                             ------------     ------------
                                                 2000             1999
                                                 ----             ----

       Computer equipment..................     $ 8,084,468      $ 4,847,833
       Software............................       3,022,509          540,125
       Furniture and fixtures..............       1,684,972        1,388,118
       Leasehold improvements..............         249,499          214,868

                                                 13,041,448        6,990,944
       Less:  accumulated depreciation.....      (5,132,345)      (3,069,146)

                                                $ 7,909,103      $ 3,921,798

     Depreciation expense was $2,847,255, $1,468,430, and $843,779 for the years ended February 29, 2000 and February 28, 1999 and 1998, respectively.

                                 RED HAT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6-Goodwill and Intangible Assets

Goodwill and intangible assets were comprised of the following:



                                                  February 29,  February 28,
                                                  ------------  ------------
                                                       2000         1999
                                                       ----         ----

  Goodwill and intangibles - HKS.................   $55,054,621      $      -
  Goodwill and intangibles - LDS and Sistemi.....     1,305,291             -
  Web site domain names..........................     1,542,891             -
  Other..........................................       364,616       154,249

                                                    $58,267,419      $154,249

NOTE 7-Other Assets

Other assets were comprised of the following:



                                                   February 29,  February 28,
                                                   ------------  ------------
                                                       2000          1999
                                                       ----          ----

  Cost basis investments.........................    $3,500,005       $     -
  Note receivable................................     1,000,000             -
  Prepaid directors' and officers' insurance.....       251,441             -
  Security deposits..............................        94,099        78,130
  Other..........................................        14,413             -

                                                     $4,859,958       $78,130

NOTE 8-Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable at February 29, 2000 and February 28, 1999 approximated their fair value due to the short-term nature of these items.

The fair value of the Company's short-term and long-term investments at February 29, 2000, differed from their historical cost by $575,647. The Company had no realized gains or losses on investments during the years ended February 29, 2000 and February 28, 1999 and 1998. Following is a summary of the historical cost, unrealized loss and fair values of the Company's investments at February 29, 2000:

                                                Unrealized
                                                -----------
                                    Cost           Loss          Fair Value
                                    -----          ----          ----------

   Short-term................   $ 27,460,222    $        -      $27,460,222
   Long-term.................     72,929,859      (575,647)      72,354,212

                                $100,390,081     $(575,647)     $99,814,434

                                 RED HAT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9-Accrued Expenses

Accrued expenses were comprised of the following:

                                       February 29,     February 28,
                                       -----------      -----------
                                           2000             1999
                                           ----             ----

   Wages and other compensation.....   $3,020,738       $1,944,526
   Trade............................    2,996,705          232,304
   Taxes............................      503,074          255,824
   Other............................    1,050,541          776,426

                                       $7,571,058       $3,209,080

                                 RED HAT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10-Income Taxes

     The components of the Company's provision for income taxes consisted of the following:

                                       February 29, February 28, February 28,
                                       -----------  -----------  -----------
                                           2000         1999         1998
                                           ----         ----         ----


      Current:
        Foreign.......................   $271,826      $503,112   $251,798
        Federal.......................          -       149,284    (34,500)
        State.........................     22,499        69,820     (1,950)

        Current tax expense...........    294,325       722,216    215,348

      Deferred:
        Foreign.......................          -             -          -
        Federal.......................          -             -          -
        State.........................          -             -          -
        Deferred tax expense..........          -             -          -

      Net provision for income taxes..   $294,325      $722,216   $215,348


The provision for income taxes in all periods primarily relates to foreign withholding taxes on foreign revenues earned by a U.S. Company. These withholding taxes paid may be creditable against U.S. federal income taxes in future periods.

Significant components of the Company's deferred tax assets and liabilities at February 29, 2000 and February 28, 1999, consisted of the following:


                                                              February 29,          February 28,
                                                              ------------          ------------
                                                                  2000                  1999
                                                                  ----                  ----
       Deferred Tax Assets:
       Domestic net operating loss carryforwards......        $  8,396,328          $ 2,906,601
       Foreign net operating loss carryforwards.......           1,104,295                    -
       Accounts receivable............................           1,927,857              284,957
       Allowance for inventory obsolescence...........             129,930               70,785
       Other accruals and liabilities.................             376,908               92,090
       Property and equipment.........................                   -              146,048
       Intangibles....................................             640,068              673,125
       Research and development credit................           1,127,415              809,258
       Foreign tax credit.............................           1,053,422              885,730
       Compensation-related accruals..................           1,762,402               98,582
       Total deferred tax assets......................          16,518,626            5,967,176
       Valuation allowance for deferred tax assets....         (16,177,284)          (5,967,176)
       Deferred tax assets............................             341,342                    -
       Deferred Tax Liabilities:
       Fixed and intangible assets....................             341,342                    -
       Total deferred tax liabilities.................             341,342                    -
       Net deferred taxes.............................        $          -          $         -

                                 RED HAT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 29, 2000 and February 28, 1999, the Company provided a full valuation allowance against its net deferred tax assets since realization of these benefits cannot be reasonably assured. An increase in the valuation allowance was recorded during the years ended February 29, 2000 and February 28, 1999 to reserve the increase in total deferred tax assets during such periods due to uncertainty of realizability.


As of February 29, 2000, the Company had Federal and state net operating loss carryforwards of approximately $22,800,000 and $13,600,000, respectively. These net operating loss carryforwards expire in varying amounts beginning in 2011 and 2001 for Federal and state income tax purposes, respectively. The utilization of the Federal net operating loss carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code. If the Company's utilization of its net operating loss carryforwards is limited and the Company has taxable income which exceeds the permissible yearly net operating loss utilization, the Company would incur a Federal income tax liability even though its net operating loss carryforwards exceed its taxable income.


The Company's foreign net operating loss carryforwards expire in varying amounts beginning in 2005. The Company's research and development credits begin to expire in varying amounts beginning in 2009.


Taxes computed at the statutory federal income tax rate of 34% are reconciled to the provision for income taxes for the years ended February 29, 2000 and February 28, 1999 and 1998 as follows:


                                                                      Year Ended          Year Ended         Year Ended
                                                                      ----------          ----------         ----------
                                                                     February 29,        February 28,        February 28,
                                                                     ------------        ------------        ------------
                                                                         2000                1999                1998
                                                                         ----                ----                ----
Effective rate..................................................              (0.7)%            (14.3)%             (7.9)%

United States Federal tax benefit at statutory rate.............      $(13,446,334)       $(1,722,348)          (935,169)
State tax benefit (net of Federal tax)..........................        (1,016,862)          (440,355)           (81,845)
Foreign taxes...................................................           325,805            422,680            250,798
Charge in valuation reserves....................................        10,210,080          3,257,231          1,812,861
Research and development tax credit.............................          (318,157)          (256,104)          (553,154)
Foreign tax credit..............................................          (167,692)          (563,000)          (322,730)
Acquisition related expenses....................................         4,113,793                  -                  -
Nondeductible items.............................................           593,693             24,112             44,587

Provision for income taxes......................................      $    294,325        $   722,216         $  215,348



NOTE 11-Mandatorily Redeemable Preferred Stock

At February 28,1999, the Company had authorized 6,801,400, 8,116,550 and 2,054,776 shares of Series A, Series B and Series C mandatorily redeemable preferred stock, respectively. The shares of Series A, Series B and Series C mandatorily redeemable preferred stock had a par value of $0.0001 per share.

On August 15, 1997, the Company entered into a purchase agreement with an investor (the "Series A Investor"). In connection with this agreement, the Company issued 6,801,400 shares of Series A preferred stock to the Series A Investor for $2,000,000 or $0.2941 per share, less related issuance costs of $16,791. The Series A preferred stock became mandatorily redeemable with the issuance of the Series B mandatorily preferred stock in September 1998.

On September 29, 1998, the Company entered into a purchase agreement with several investors (the "Series B Investors"). In connection with this agreement, the Company issued 8,116,550 shares of

                                 RED HAT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series B mandatorily redeemable preferred stock to the Series B Investors for $6,955,884, or $0.857 per share, less related issuance costs of $66,621.

On February 25, 1999, the Company entered into a purchase agreement with several investors (the "Series C Investors"). In connection with this agreement, the Company issued 1,027,388 shares of Series C mandatorily redeemable preferred stock to the Series C Investors for $3,227,026, or $3.141 per share.

In March and April 1999, the Company had additional closings of the Series C mandatorily redeemable preferred stock financing in which the Series C Investors purchased 1,027,388 shares of Series C mandatorily redeemable preferred stock for $3,227,026, or $3.141 per share. Total issuance costs related to sales of Series C mandatorily redeemable preferred stock were $62,870.

Conversion

All outstanding shares of Series A, Series B and Series C mandatorily redeemable preferred stock automatically converted into 67,890,904 shares of common stock, at the then effective conversion rate, upon the closing of the Company's initial public offering of common stock in August 1999.

Redemption

Holders of the Series A, Series B and Series C mandatorily redeemable preferred stock could have required the Company to redeem the stock upon receipt of written request from Holders of shares representing at least 66 2/3% of the aggregate number of shares of common stock issuable upon conversion. The redemption price was equal to $0.343 per share in the case of Series A, $0.996 per share in the case of Series B, and $3.893 per share in the case of Series C, after adjustment for certain events. Until the date of conversion, as noted above, the carrying value of the Company's mandatorily redeemable preferred stock was being accreted to its redemption price over the redemption period using the effective interest rate method. In conjunction with the sale of the Series B mandatorily redeemable preferred stock in September 1998, the Series A mandatorily redeemable preferred stock became mandatorily redeemable.

Carrying Value

The Series A, Series B and Series C mandatorily redeemable preferred stock were initially recorded at the total net proceeds received by the Company upon issuance. The difference between the total net proceeds at issuance of $12,068,063 and the total redemption price of $14,416,585 was being charged to accumulated deficit over the period from issuance until redemption first becomes available. The amount of accretion recognized during each period is determined by using the effective interest rate method. The Company recognized $82,473 and $39,356 in accretion for the years ended February 29, 2000 and February 28, 1999, respectively. The Company had no outstanding mandatorily redeemable preferred stock prior to the year ended February 28, 1999.

Cygnus Series B Mandatorily Redeemable Preferred Stock

Cygnus had authorized 1,042,000 shares of Series B mandatorily redeemable preferred stock at February 28, 1999. On January 27, 1997, Cygnus entered into a purchase agreement with several investors (the "Cygnus Series B Investors"). In connection with this agreement, the Company issued 1,042,000 shares of Series B preferred stock for $6,252,000 or $6.00 per share.

The holders of the Cygnus Series B preferred stock could require Cygnus to redeem, at any time after January 1, 2004, in two equal annual installments, the holders' outstanding Series B preferred stock at a redemption price of $6 per share or a total of $6,252,000.

The Cygnus Series B preferred stock was convertible at the option of the holder into the number of shares of common stock of Cygnus as is determined by dividing $6 by the conversion price in effect at the date of

                                 RED HAT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

conversion. On January 7, 2000, simultaneous with the closing of the merger between the Company and Cygnus, the Cygnus Series B preferred stock converted into 1,638,520 shares of the Company's common stock.

NOTE 12-Common and Preferred Stock

Common Stock

The Company has authorized 225,000,000 shares of common stock with a par value of $0.0001 per share. Holders of these shares have one vote per share. Upon the dissolution, liquidation or winding up of the Company, holders of common stock will be entitled to receive the assets of the Company after satisfaction of the preferential rights of the outstanding preferred stock or any other outstanding stock ranking on liquidation senior to or on parity with the common stock.

On each of August 11, 1999 and January 7, 2000, the Company effected two-for-one stock splits of its common stock. All common share and per common share information in the accompanying consolidated financial statements and related notes have been restated to reflect these stock splits.

On September 29, 1998, in connection with the above mentioned sale of Series B mandatorily redeemable preferred stock, certain stockholders, primarily comprised of officers of the Company, entered into a common stock purchase agreement with the Series B Investors. In connection with this agreement, those stockholders sold 5,251,000 shares of common stock to the Series B Investors for $1,125,000 or $0.215 per share.

On February 25, 1999, in connection with the above mentioned sale of Series C mandatorily redeemable preferred stock, certain stockholders, primarily comprised of officers of the Company, entered into a common stock purchase agreement with the Series C Investors. In connection with this agreement, those stockholders sold 984,368 shares of common stock to the Series C Investors for $772,975 or $0.786 per share. Upon additional closings of the Series C mandatorily redeemable preferred stock financing in March and April of 1999, an additional 984,368 shares of common stock were sold by certain stockholders, primarily comprised of officers of the Company, to the additional Series C Investors for $772,975 or $0.786 per share.

On August 16, 1999, the Company closed its initial public offering of 13,800,000 shares of its common stock at a price of $7.00 per share. The Company received proceeds from this offering of $88,466,929, net of $8,133,071 in offering costs.

On February 9, 2000, the Company closed a secondary public offering of 2,750,000 shares of its common stock at a price of $95.00 per share. The Company received proceeds from this offering of $248,586,054, net of $12,663,946 in offering costs.

Preferred Stock

At February 29, 2000, the Company has authorized 5,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company has no outstanding shares of preferred stock at February 29, 2000.

Cygnus Preferred Stock

Cygnus had authorized 7,798,180 shares of Series A preferred stock at February 28, 1999 and February 28, 1998. On January 15, 1997, Cygnus converted 5,882,633 outstanding shares of common stock to Series A preferred stock. In addition, 914,493 Series A preferred shares were issued from exercise of options by employees to purchase Cygnus Series A preferred stock.

                                RED HAT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Cygnus Series A preferred stock was convertible, at the option of the holder, into the number of common shares of Cygnus common stock determined by dividing $3.11 by the conversion price in effect at the date of conversion. All outstanding Cygnus Series A preferred stock was converted into 6,318,219 shares of the Company's common stock on January 7, 2000, the closing date of the merger between Red Hat and Cygnus.

Cygnus had authorized 0 and 1,572,476 shares of Series C preferred stock at February 29, 2000 and February 28, 1999, respectively. In March and June 1999, Cygnus entered into purchase agreements with several investors, whereby, 1,233,715 shares of Cygnus Series C preferred stock were sold for $9.50 per share, or net proceeds of $11,734,476.

The Cygnus Series C preferred stock was convertible into Cygnus common stock, at the option of the holder, into the number of common shares determined by dividing $9.50 by the conversion price in effect at the date of conversion. All outstanding Cygnus Series C preferred stock was converted into 1,233,715 shares of the Company's common stock on the closing date of the merger between the Company and Cygnus.


NOTE 13-Stock Options and Warrants

Stock Options

The Company has two stock options plans that provide for the granting of either incentive stock options or non-qualified stock options (1998 and 1999 plans). As of February 29, 2000, 14,929,600 shares of common stock were reserved for issuance upon exercise of options granted to any employee, officer or director or consultant of the Company at terms and prices to be determined by the Board of Directors. The plans provide that the purchase price per share for each non-qualified option should be set by the Board of Directors on the date of grant. The purchase price per share for each Incentive Stock Option (ISO) shall not be less than the fair market value of the common stock on the date of grant. The maximum term for an option granted is ten years from the date of grant. Options granted under the plans generally vest 25% upon completion of one full year of service and 6.25% on the first day of each subsequent three-month period. Under the 1998 plan, all options are immediately exercisable upon grant into restricted shares of the Company's common stock with the same vesting provisions as the original option. The Company, at its option, may repurchase these restricted shares at the original purchase price under certain circumstances. No additional options may be granted under the 1998 plan.

Cygnus Stock Option Plans

In March 1997, Cygnus's Board of Directors adopted the 1997 Cygnus Stock Plan. At the time of adoption, all of the remaining shares available under the 1995 Cygnus Stock Plan were rolled into the 1997 Cygnus Stock Plan and 959,210 shares of common stock were reserved for issuance under the 1997 Cygnus Stock Plan. The provisions of the 1997 Cygnus Stock Plan provided for incentive stock options to be issued to employees and nonstatutory stock options and stock purchase rights to be issued to employees and consultants.

The exercise price of incentive stock options and nonstatutory stock options granted under the 1997 Cygnus Stock Plan was required to be at least 100% and 85%, respectively, of the fair market value of the shares on the date of grant. Options issued under the Cygnus 1997 Stock Plan generally expired ten years from the date of the grant or such shorter term as may be provided in the option agreement. Options granted under the 1997 Cygnus Stock Plan typically vest over a four year period at a rate of 25% after the first year and ratably each month thereafter.

Stock Purchase Rights provide for issuance of common stock at not less than 85% of the fair market value of the stock. The 1997 Cygnus Stock Plan provides that the Administrator of the 1997 Cygnus Stock Plan shall advise the offeree in writing of the terms, conditions and restrictions related to the offer. Restricted

                                RED HAT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock purchases generally vest 25% after the first year and 1/48th each month thereafter. Unvested shares are subject to repurchase upon termination of employment.

In May 1998, Cygnus's Board of Directors adopted the 1998 Cygnus Executive Stock Plan (the "1998 Plan") and 959,025 shares of common stock were reserved for issuance under the 1998 plan. In January 1999, Cygnus authorized an additional 613,451 shares for issuance under this plan, for a total of 1,572,476 shares. All of Cygnus outstanding stock options were converted into 2,380,772 options to purchase the Company's common stock on the closing date of the merger between the Company and Cygnus.

The activity for the stock option plans for the years ended February 29, 2000 and February 28, 1999 is presented in the following table and includes common stock options of the Company and both common and preferred stock options of Cygnus.


                                                                              Weighted
                                                     Shares                    Average
                                                   Underlying               Exercise Price
                                                     Options                  Per Share
                                                     -------                  ---------
Outstanding at February 28, 1998..............       2,156,560                $  0.95
Granted.......................................      11,442,215                   0.84
Exercised.....................................      (1,365,019)                  2.41
Forfeited.....................................        (702,267)                  2.06
                                                    ----------                -------
Outstanding at February 28, 1999..............      11,531,488                   0.60
Granted.......................................      11,568,218                  11.81
Exercised.....................................      (7,402,098)                  0.50
Forfeited.....................................      (1,539,580)                  3.03
                                                    ----------                -------
Outstanding at February 29, 2000..............      14,158,028                $  9.54
                                                    ----------                -------

The Company recorded deferred compensation of $8,928,009 during the year ended February 29, 2000 to reflect the difference between the aggregate fair value and exercise price during this period of all stock options granted with an exercise price below the fair value of the Company's common stock at the date of the grant. Amortization of deferred compensation totaled $2,345,452 and $737,840 during the years ended February 29, 2000 and February 28, 1999, respectively.

                                RED HAT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes information about the Company's stock options at February 29, 2000:



           Exercise           Number               Weighted           Weighted        Number             Weighted
            Prices          Outstanding            Average             Average      Exercisable          Average
           -------          -----------          Contractual          Exercise      -----------          Exercise
                                                    Life                Price                             Price
                                                    ----                -----                             -----
                                       Options Outstanding                               Options Exercisable
                                       -------------------                               -------------------
            $0.09-$0.79      7,612,458               8.85               $  0.45      2,181,907              $  0.40
              1.09-5.00      4,211,273               8.98               $  3.09      1,100,111              $  2.61
              5.40-7.00        700,626               9.43               $  5.58         99,795              $  5.58
            36.75-42.94        861,096               9.61               $ 40.69         82,535              $ 40.09
            74.13-92.50        299,600               9.98               $ 76.22          1,813              $ 79.59
           108.5-133.97        472,975               9.81               $120.07         21,391              $120.90

Stock Warrants

On October 10, 1995, the Company issued warrants (which are equivalent to nonqualified stock options) to purchase 7,480,800 shares of common stock to three of its employees with an exercise price of $0.0001 per share. The warrants vested 25% annually on each May 1, beginning May 1, 1996 and ending May 1, 1999. The warrants terminate upon death, permanent disability, termination of employment or May 1, 2006. The Company and certain founding shareholders have a right of first refusal to purchase the warrant shares on the same terms as a proposed purchaser and a right to purchase the shares upon the death, disability, or termination of employment of the employee. Upon the death, disability, or termination without cause of the employee, the purchase price shall be 80% of the fair market value of the Company's common stock as determined by the board of directors. If the employee is terminated for cause, the purchase price shall be 80% of the lesser of the book value or the fair market value of the Company's common stock.

The activity for the stock warrants is presented in the following table:

                                          Shares         Weighted        Shares         Weighted        Shares        Weighted
                                        Underlying       Average       Underlying       Average       Underlying      Average
                                         Warrants        Exercise       Warrants        Exercise       Warrants       Exercise
                                        ----------        Price        ----------        Price        ----------       Price
                                                        Per Share                      Per Share                     Per Share
                                                        ---------                      ---------                     ---------
                                      Year Ended February 29,          Year Ended February 28,        Year Ended February 28,
                                      ------------------------         -----------------------        ------------------------
                                               2000                            1999                           1998
                                               ----                            ----                           ----
Outstanding at beginning of year        6,774,900      $.0001         7,480,800         $.0001        7,480,800        $.0001

Exercised...........................   (3,160,000)                     (705,900)                                       $.0001
Outstanding at end of year..........    3,614,900      $.0001         6,774,900         $.0001        7,480,800        $.0001
Exercisable at end of year..........    3,614,900      $.0001         4,908,700         $.0001        3,740,400        $.0001

     SFAS 123 requires the Company to disclose pro forma information regarding stock option grants and warrants issued to its employees. SFAS 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company's statement of operations, because APB 25 specifies that no compensation charge arises when the exercise price of employees' stock options and warrants equal the market value of the underlying stock at the grant date, as in the case of options and warrants granted to

                                RED HAT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company's employees. The fair value of options and warrants was estimated using the following assumptions for the years ended February 29, 2000 and February 28, 1999:


                                                                           Year Ended                  Year Ended
                                                                       February 29, 2000           February 28, 1999
                                                                       -----------------           -----------------
          Expected dividend yield................................               0.00%                    0.00%
          Risk-free interest rate................................               5.85%                    4.98%
          Expected volatility....................................             129.96%                    0.00%
          Expected life (in years)...............................                  5                        6

Had the Company accounted for its stock option plan and stock warrants by recording compensation expense based on the fair value at the grant date on a straight-line basis over the vesting period, stock-based compensation costs would have increased net loss available to common stockholders by $10,162,258 and $738,563 for the years ended February 29, 2000 and February 28, 1999, respectively. The pro forma effect on basic and diluted earnings per common share would have been a reduction of $0.1010 and $0.0155 for the years ended February 29, 2000 and February 28, 1999, respectively.

The weighted average estimated fair value of employee stock options granted was $32.03 per share during the year ended February 29, 2000 and $0.41 per share during the year ended February 28, 1999. The weighted average estimated fair value of the warrants at the time of grant was $0.0001 per share.

NOTE 14-Related-Party Transactions

At February 29, 2000, the Company holds a $1,000,000 interest bearing promissory note receivable with an officer of the Company. The principal amount of the loan is due on the earlier of February 28, 2003 or certain other events described in the promissory note. The loan may be forgiven upon the occurrence of certain events as described in the promissory note.

                                RED HAT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15-Commitments and Contingencies

As of February 29, 2000, the Company leased office space and certain equipment under various non-cancelable operating and capital leases. Future minimum lease payments required under the operating and capital leases at February 29, 2000 are as follows:


                                                                                      Operating           Capital
                                                                                       Leases              Leases
                                                                                       ------              ------
         2001.....................................................................    $1,957,945        $  329,713
         2002.....................................................................     1,803,395           155,922
         2003.....................................................................     1,344,030           118,447
         2004.....................................................................     1,117,098           101,422
         2005.....................................................................       113,733               145

          Total minimum lease payments............................................    $6,336,201           705,649

         Less amount representing interest (at rates ranging from 8.2% to 9.6%)...                        (109,071)

         Present value of net minimum lease payments..............................                         596,578
         Less current portion.....................................................                        (366,062)

             Long-term portion....................................................                      $  230,516

Rent expense under operating leases was $1,897,644, $1,205,973 and $1,018,191 for the years ended February 29, 2000 and February 28, 1999 and 1998, respectively.

The Company has entered into an agreement with a bank to provide a letter of credit pertaining to its building lease. The Company is required by the bank to maintain a compensating balance of $65,000 which is equal to the amount of the letter of credit. This amount is included in cash and cash equivalents.

The Company has executed licensing contracts to publish, bundle and distribute software products developed by other companies in return for royalty payments based on a percentage of the revenues generated by the Company from the sale of these products. Prepaid royalty payments are included in current assets and royalty payments due are included in royalties payable.

The Company is involved in certain legal proceedings as a part of its normal course of business. Management does not believe that the ultimate resolution of these matters will have a material impact on the Company's results of operations or financial position in any quarterly or annual period.

NOTE 16-Employee Benefit Plans

401(k) Plan

The Company provides a retirement plan qualified under Section 401(k) of the Internal Revenue Code ("IRC") of 1986, as amended. Participants may elect to contribute a portion of their annual compensation to the plan, after complying with certain limitations set by the IRC. Employees are eligible to participate in the plan who are over 21 years of age and have completed three months of service with Red Hat. If, however, an employee was employed by the Company prior to February 1999, the 401(k) Plan covers such employee regardless of age or length of service. The Company has the option to make contributions to the plan but did not make any contributions to the plan for the years ended February 29, 2000 and February 28, 1999 and 1998.

                                RED HAT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan

In 1999, the Company's stockholders approved the 1999 Employee Stock Purchase Plan (the "Plan"), under which 1,500,000 shares of the Company's common stock could be sold to employees. All full-time U.S. and certain non-U.S. employees are eligible to participate in the Plan. The Plan provides that participants may authorize the Company to withhold up to 10% of their earnings, on a semi-annual basis, to purchase shares of stock at a price equal to the lesser of 85% of the fair value of the stock as of the first business day of the period or the last business day of the period. The Plan will terminate at the earlier of the date that all 1,500,000 shares have been sold or at June 2, 2009. No shares of the Company's common stock were sold under the Plan during the year ended February 29, 2000.

NOTE 17-Subsequent Event (Unaudited)

On April 17, 2000, the Company executed a definitive agreement to acquire all of the outstanding common and preferred stock and assume all of the outstanding options of Bluecurve, Inc., ("Bluecurve") for up to 1,257,862 shares of the Company's common stock. Bluecurve provides performance management solutions which allow customers to simulate and measure the transactions and user activity that place demands on Internet infrastructure and applications. The acquisition will be accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price will be allocated to net tangible and intangible assets acquired based on their estimated fair market values. The balance of the purchase price will be recorded as goodwill.

NOTE 18-Unaudited Quarterly Results

                                                                      Year Ended February 29, 2000
                                                                      ----------------------------
                                                                  (in thousands, except per share data)
                                                                  -------------------------------------
                                                     4/th/              3/rd/              2/nd/              1/st/
                                                     -----              -----              -----              -----
                                                    Quarter            Quarter            Quarter            Quarter
                                                    -------            -------            -------            -------
Total revenue................................       $ 13,108           $ 10,549           $ 10,536           $  8,234
Gross profit.................................          6,213              4,336              4,782              4,259
Loss from operations.........................        (26,853)            (7,685)            (5,119)            (4,256)
Net loss.....................................        (24,609)            (6,299)            (4,845)            (4,090)
Net loss per common share (a) (b):
  Basic......................................        (0.1689)           (0.0453)           (0.0711)           (0.0828)
  Diluted....................................        (0.1689)           (0.0453)           (0.0711)           (0.0828)
Number of weighted average shares
outstanding (b):
  Basic......................................        145,694            139,082             68,648             49,926
  Diluted....................................        145,694            139,082             68,648             49,926

                                RED HAT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Year Ended February 28, 1999
                                                                      ----------------------------
                                                                  (in thousands, except per share data)
                                                                  -------------------------------------
                                                     4/th/              3/rd/              2/nd/              1/st/
                                                     -----              -----              -----              -----
                                                    Quarter            Quarter            Quarter            Quarter
                                                    -------            -------            -------            -------
Total revenue.................................     $  9,442           $  8,940           $  7,292            $  7,358
Gross profit..................................        5,698              5,866              4,560               4,192
Loss from operations..........................       (1,095)            (1,411)              (826)             (1,774)
Net loss......................................       (1,224)            (1,476)            (1,020)             (2,067)
Net loss per common share (a) (b):
  Basic......................................       (0.0259)           (0.0319)           (0.0215)            (0.0439)
  Diluted....................................       (0.0259)           (0.0319)           (0.0215)            (0.0439)
Number of weighted average shares
outstanding (b):
  Basic......................................        48,210             47,834             47,387              47,097
  Diluted....................................        48,210             47,834             47,387              47,097

_____________

(a) Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per common share.


(b) All share and per share information has been retroactively restated to reflect the two-for-one splits of common stock. See NOTE 12-Common and Preferred Stock.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The information under the Sections "Election of Directors," "Occupations of Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" from the registrant's definitive proxy statement for the annual meeting of stockholders to be held on August 3, 2000 (the "Proxy Statement"), which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant's fiscal year ended February 29, 2000, is hereby incorporated by reference.

Item 11. EXECUTIVE COMPENSATION

The information under the Sections "Compensation and Other Information Concerning Directors and Officers" and "Stock Performance Graph" from the Proxy Statement is hereby incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the Section "Securities Ownership of Certain Beneficial Owners and Management" from the Proxy Statement is hereby incorporated by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the Sections "Compensation and Other Information Concerning Directors and Officers" and "Certain Relationships and Related Transactions" from the Proxy Statement is hereby incorporated by reference.

                                    PART IV


Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as part of this Report under "Item 8-Financial statements and supplementary data":

       1.  Financial Statements:

       Report of Independent Accountants                                                  49

       Consolidated Balance Sheets at February 29, 2000 and February 28, 1999             50

       Consolidated Statements of Operations for the years ended February 29, 2000
          and February 28, 1999 and 1998                                                  51

       Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
          February 29, 2000 and February 28, 1999 and 1998                                52

       Consolidated Statements of Cash Flows for the years ended February 29, 2000
          and February 28, 1999 and 1998                                                  53

       Notes to Consolidated Financial Statements                                         54

       2.  Financial Statement Schedules:

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     3.  List of Exhibits:

Exhibit No.                                  Description of Exhibit
-----------                                  ----------------------
  2.1         Agreement and Plan of Reorganization dated November 5, 1999 by and among the registrant, Cygnus Solutions, Miami
              Acquisition Corp. and Michael Tiemann, as Securityholder Agent (incorporated by reference from Exhibit 2.1 to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1999)

  2.2         Agreement and Plan of Merger by and among the registrant, HKS Acquisition Corp., Hell's Kitchen Systems, Inc. and
              certain shareholders of Hell's Kitchen Systems, Inc., dated as of January 4, 2000 (incorporated by reference from
              Exhibit 2.2 to the registrant's Registration Statement on Form S-1 (File no. 333-94775))

  3.1         Third Amended and Restated Certificate of Incorporation, as amended, of the registrant (incorporated by reference from Exhibit 3.1 to the registrant's Registration Statement on Form S-1 (File no. 333-94775))

  3.2         Amended and Restated By-laws, as amended, of the registrant (incorporated by reference from Exhibit 3.2 to the registrant's Registration Statement on Form S-1 (File no. 333-94775))

  4.1         Specimen certificate representing the common stock (incorporated by reference from Exhibit 4.1 to the registrant's
              Registration Statement on Form S-1 (File no. 333-80051))

  10.1*       Red Hat, Inc. 1998 Stock Option Plan, as amended (incorporated by reference from Exhibit 10.1 to the registrant's
              Registration Statement on Form S-1 (File no. 333-80051))

  10.2*       Red Hat, Inc. 1999 Stock Option and Incentive Plan (incorporated by reference from Exhibit 10.2 to the registrant's
              Registration Statement on Form S-1 (File no. 333-80051))

  10.3*       Red Hat, Inc. 1999 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.3 to the registrant's
              Registration Statement on Form S-1 (File no. 333-80051))

  10.4*       Cygnus Solutions. 1995 Stock Plan (incorporated by reference from Exhibit 10.4 to the registrant's Registration
              Statement on Form S-1 (File no. 333-94775))

  10.5*       Cygnus Solutions 1997 Stock Plan (incorporated by reference from Exhibit 10.5 to the registrant's Registration
              Statement on Form S-1 (File no. 333-94775))

  10.6*       Cygnus Solutions 1998 Executive Stock Plan (incorporated by reference from Exhibit 10.6 to the registrant's
              Registration Statement on Form S-1 (File no. 333-94775))

  10.7        Amended and Restated Warrant Agreement by and among the registrant, Robert F. Young, Nancy R. Young, Marc Ewing and
              Erik Troan, dated as of October 21, 1999 (incorporated by reference from Exhibit 10.7 to the registrant's Registration
              Statement on Form S-1 (File no. 333-94775))

  10.8        Amended and Restated Warrant Agreement, by and among the registrant, Robert F. Young, Nancy R. Young, Marc Ewing and
              Donald Barnes, dated as of October 21, 1999 (incorporated by reference from Exhibit 10.8 to the registrant's Registration Statement on Form S-1 (File no. 333-94775))

  10.9       Amended and Restated Warrant Agreement by and among the registrant, Robert F. Young, Nancy Young, Marc Ewing and Lisa
             Sullivan, dated as of October 21, 1999 (incorporated by reference from Exhibit 10.9 to the registrant's Registration
             Statement on Form S-1 (File no. 333-94775))

  10.10      First Amended and Restated Investor Rights Agreement by and among the registrant and the Investors and Founders listed therein, dated as of February 25, 1999, as amended (incorporated by reference from Exhibit 10.7 to the registrant's
             Registration Statement on Form S-1 (File no. 333-80051))

  10.11      Registration Rights Agreement by and among the registrant and Open Source, Inc., dated as of December 14, 1999
             (incorporated by reference from Exhibit 10.11 to the registrant's Registration Statement on Form S-1 (File no.
             333-94775))

  10.12      Asset Purchase Agreement by and among the registrant and Open Source, Inc., dated as of December 14, 1999
             (incorporated by reference from Exhibit 10.12 to the registrant's Registration Statement on Form S-1 (File no.
             333-94775))

  10.13      Escrow Agreement by and among the registrant, Miami Acquisition Corp., Cygnus Solutions, Inc., Michael Tiemann, as
             Securityholder Agent, and First Union National Bank, as Escrow Agent, dated as of January 7, 2000 (incorporated by reference from Exhibit 10.1 to the registrant's Quarterly Report on Form 10Q for the fiscal quarter ended November 30,
             1999)

  10.14      Office Lease by and between the registrant and CMD Properties, Inc., dated November 13, 1998 (incorporated by reference from Exhibit 10.8 to the registrant's Registration Statement on Form S-1 (File no. 333-80051))

  10.15*     Non-Qualified Stock Option Agreement by and between the registrant and Matthew Szulik (incorporated by reference from
             Exhibit 10.9 to the registrant's Registration Statement on Form S-1 (File no. 333-80051))

  10.16*     Incentive Stock Option Agreement by and between the registrant and Matthew Szulik (incorporated by reference from
             Exhibit 10.10 to the registrant's Registration Statement on Form S-1 (File no. 333-80051))

  10.17*     Non-Qualified Stock Option Agreement by and between the registrant and Timothy Buckley (incorporated by reference from
             Exhibit 10.11 to the registrant's Registration Statement on Form S-1 (File no. 333-80051))

  10.18*     Incentive Stock Option Agreement by and between the registrant and Timothy Buckley (incorporated by reference from
             Exhibit 10.12 to the registrant's Registration Statement on Form S-1 (File no. 333-80051))

  10.19      GNU General Public License (incorporated by reference from Exhibit 10.13 to the registrant's Registration Statement on
             Form S-1 (File no. 333-80051))

  10.20**    Distribution Agreement by and between the registrant and Ingram Micro Inc. dated as of October 15, 1998, as amended
             (incorporated by reference from Exhibit 10.14 to the registrant's Registration Statement on Form S-1 (File no.
             333-80051))

  10.21**    Red Hat Product Distribution Agreement by and between the registrant and Frank Kasper Associates, Inc., dated as of
             April 30, 1999 (incorporated by reference from Exhibit 10.15 to the registrant's Registration Statement on Form S-1
             (File no. 333-80051))

  10.22**    Software Distribution Agreement between Tech Data Product Management, Inc. and the registrant, dated as of April 29,
             1999 (incorporated by reference from Exhibit 10.16 to the registrant's Registration Statement on Form S-1 (File no.
             333-80051))

  10.23**    Independent Contractor Agreement by and between the registrant and Ingo Molnar, dated as of August 18, 1998
             (incorporated by reference from Exhibit 10.18 to the registrant's Registration Statement on Form S-1 (File no.
             333-80051))

  10.24**    Escrow Agreement by and among the registrant and Lawrence Weidman, as Shareholder Representative, dated January 6,
             2000 (incorporated by reference from Exhibit 99.3 to the registrant's Current Report on Form 8-K dated January 6, 2000)

  10.25*     Promissory Note dated February 28, 2000 issued by Harold L. Covert to Red Hat, Inc. in the principal amount of
             $1,000,000.00

  21.1       Subsidiaries of Red Hat, Inc.

  23.2       Consent of PricewaterhouseCoopers LLP

  24.1       Power of Attorney (included on signature page of Annual Report)

  27.1       Financial Data Schedule

     * Indicates a management contract or compensatory plan, contract or arrangement.
     ** Confidential materials omitted and filed separately with the Securities and Exchange Commission

     (b)   Reports on Form 8-K:

     The registrant filed a Current Report on Form 8-K with the Securities and Exchange Commission on January 21, 2000 to disclose the acquisition by the registrant on January 6, 2000 of all of the capital stock of Hell's Kitchen Systems, Inc., a Pennsylvania corporation ("HKS"), by means of a merger (the "HKS Merger") of HKS Acquisition Corp., a Pennsylvania corporation and wholly owned subsidiary of Red Hat ("HKS Merger Sub"), with and into HKS, pursuant to the Agreement and Plan of Merger dated as of January 4, 2000 (the "HKS Merger Agreement") by and among Red Hat, HKS Merger Sub, HKS and the majority shareholders of HKS. As a result of the HKS Merger, HKS became a wholly owned subsidiary of Red Hat and will continue to operate as a wholly-owned subsidiary of Red Hat. The following historical financial statements of HKS, together with the report thereon signed by PricewaterhouseCoopers LLP, were included as Exhibit 99.4 to the Form 8-K: the Balance Sheets at December 31, 1998, March 9, 1999 and September 30, 1999, the Statements of Operations for the year ended December 31, 1998, the period from January 1, 1999 to March 9, 1999 and for the period from March 10, 1999 to September 30, 1999,and the Statements of Stockholders Equity (Deficit) for the year ended December 31, 1998, the period from January 1, 1999 to March 9, 1999 and for the period from March 10, 1999 to September 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        RED HAT, INC.



                                        By:  /s/  MATTHEW J. SZULIK
                                             Matthew J. Szulik
                                             President and Chief Executive
                                             Officer


                                        Date:  May 23, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                                               Title                                           Date
         ---------                                               -----                                           ----
/s/ MATTHEW J. SZULIK                        Chief Executive Officer, President and Director (principal       May 23, 2000
-------------------------------------        executive officer)
Matthew J. Szulik

/s/ HAROLD L. COVERT                         Chief Financial Officer                                          May 23, 2000
-------------------------------------        (principal financial and accounting officer)
Harold L. Covert

/s/ ROBERT F. YOUNG                          Director                                                         May 23, 2000
-------------------------------------
Robert F. Young

/s/ MARC EWING                               Director                                                         May 23, 2000
-------------------------------------
Marc Ewing

/s/ WILLIAM S. KAISER                        Director                                                         May 23, 2000
-------------------------------------
William S. Kaiser

/s/ KEVIN HARVEY                             Director                                                         May 23, 2000
-------------------------------------
Kevin Harvey

/s/ ERIC HAHN                                Director                                                         May 23, 2000
-------------------------------------
Eric Hahn