Form 10-Q
period 2000-05-31
RED HAT INC
filed 2000-07-17
CIK 1087423

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarter ended May 31, 2000
                                       OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from          to          .



                        Commission File Number: 0-26281

                                 RED HAT, INC.
            (Exact name of registrant as specified in its charter)

                                   Delaware
                           (State of Incorporation)

                                  06-1364387
                     (I.R.S. Employer Identification No.)

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

As of June 30, 2000, there were 156,995,909 shares of common stock outstanding.

                                 RED HAT, INC.
                               TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
PART I - FINANCIAL INFORMATION:

ITEM 1:  FINANCIAL STATEMENTS

     Consolidated Balance Sheets at May 31, 2000 (unaudited) and February 29, 2000                       3

     Consolidated Statements of Operations for the three months ended May 31, 2000
     and 1999 (unaudited)                                                                                4

     Consolidated Statements of Cash Flows for the three months ended May 31, 2000
     and 1999 (unaudited)                                                                                5

     Notes to Consolidated Financial Statements                                                          6

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS                                                                               13

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                      35

PART II - OTHER INFORMATION:

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS                                                      36

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                                               36

SIGNATURES

EXHIBIT INDEX

                         PART 1-FINANCIAL INFORMATION
                         ITEM 1: FINANCIAL STATEMENTS


                                 RED HAT, INC.
                          CONSOLIDATED BALANCE SHEETS


                                    ASSETS
                                                                                      May 31,       February 29,
                                                                                       2000             2000
                                                                                    (unaudited)
                                                                                   -------------    -------------
Current assets:
  Cash and cash equivalents                                                        $ 106,050,164    $ 242,426,032
  Short-term investments                                                              48,314,139       27,460,222
  Accounts receivable, net                                                            10,250,190        7,893,936
  Inventory                                                                            1,343,816          488,977
  Prepaid expenses and other current assets                                            2,175,166        1,874,973
                                                                                   -------------    -------------
    Total current assets                                                             168,133,475      280,144,140
Property and equipment, net                                                            8,894,542        7,909,103
Goodwill and intangibles, net                                                         87,870,770       58,267,419
Long-term investments                                                                176,260,633       72,354,212
Other assets, net                                                                      7,713,678        4,859,958
                                                                                   -------------    -------------
    Total assets                                                                   $ 448,873,098    $ 423,534,832
                                                                                   =============    =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                 $   5,909,724    $  10,774,546
  Royalties payable                                                                       40,822          115,117
  Accrued expenses                                                                    13,078,768        7,571,058
  Deferred revenue                                                                    12,030,907       11,030,337
  Current portion of capital lease obligations                                           366,315          366,062
                                                                                   -------------    -------------
    Total current liabilities                                                         31,426,536       29,857,120
Capital lease obligations                                                                190,483          230,516
Commitments and contingencies                                                                 --               --
Stockholders' equity:
  Preferred stock, $.0001 par value, 5,000,000 shares authorized,
  none outstanding                                                                            --               --
  Common stock, $.0001 par value, 225,000,0000 shares authorized,
   156,388,959 and 153,333,621 shares issued and outstanding
   at May 31, 2000 and February 29, 2000, respectively                                    15,639           15,334
  Additional paid-in capital                                                         514,104,772      477,781,234
  Shareholder receivables                                                                     --          (66,899)
  Deferred compensation                                                              (32,066,408)     (35,159,127)
  Accumulated deficit                                                                (63,458,936)     (48,607,478)
  Accumulated other comprehensive income (loss)                                       (1,338,988)        (515,868)
                                                                                   -------------    -------------
    Total stockholders' equity                                                       417,256,079      393,447,196
                                                                                   -------------    -------------
    Total liabilities and stockholders' equity                                     $ 448,873,098    $ 423,534,832
                                                                                   =============    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                                RED HAT, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                     Three Months Ended
                                                                              -------------------------------
                                                                                  May 31,          May 31,
                                                                                   2000             1999
                                                                                (unaudited)      (unaudited)
                                                                              --------------   --------------
Revenue:
   Subscription                                                                $   8,537,501    $   4,321,540
   Services                                                                        6,260,334        3,832,458
   Web                                                                             1,230,863           80,050
                                                                               -------------    -------------
     Total revenue                                                                16,028,698        8,234,048
                                                                               -------------    -------------
Cost of revenue:
   Subscription                                                                    3,688,543        2,235,901
   Services                                                                        3,629,234        1,615,890
   Web                                                                                61,250          123,000
                                                                               -------------    -------------
     Total cost of revenue                                                         7,379,027        3,974,791
                                                                               -------------    -------------
Gross profit                                                                       8,649,671        4,259,257
                                                                               -------------    -------------
Operating expense:
   Sales and marketing (excludes $1,507,550 in stock-based                         9,493,407        3,740,859
    compensation for the three months ended May 31, 2000)
   Research and development (excludes $285,454 and $248,739                        3,271,184        2,381,782
     in stock-based compensation for the three months ended May 31, 2000 and May 31, 1999, respectively)
   General and administrative (excludes $1,924,749 and $122,886                    3,771,148        2,019,577
     in stock-based compensation for the three months ended May 31, 2000 and May 31, 1999, respectively)
   Amortization of goodwill and intangibles                                        5,231,387            1,298
   Stock-based compensation                                                        3,717,753          371,625
   Mergers, acquisitions and other                                                 3,359,026                -
                                                                               -------------    -------------
     Total operating expense                                                      28,843,905        8,515,141
                                                                               -------------    -------------
Loss from operations                                                             (20,194,234)      (4,255,884)
                                                                               -------------    -------------
Interest income (expense):
        Interest income                                                            5,415,381          447,140
        Interest expense                                                              (8,191)        (219,213)
                                                                               -------------    -------------
           Interest income, net                                                    5,407,190          227,927
                                                                               -------------    -------------
Loss before income taxes                                                         (14,787,044)      (4,027,957)
Provision for income taxes                                                            64,414           61,576
                                                                               -------------    -------------
Net loss                                                                         (14,851,458)      (4,089,533)
Accretion of mandatorily redeemable preferred stock                                        -          (43,080)
                                                                               -------------    -------------
Net loss available to common stockholders                                      $ (14,851,458)   $  (4,132,613)
                                                                               =============    =============
Net loss per common share:
        Basic                                                                          (0.10)           (0.08)
        Diluted                                                                        (0.10)           (0.08)

Weighted average shares outstanding:
        Basic                                                                    154,664,865       49,925,913
        Diluted                                                                  154,664,865       49,925,913

  The accompanying notes are an integral part of these consolidated financial statements.

                                 RED HAT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Three Months Ended
                                                                              --------------------------------
                                                                                    May 31,         May 31,
                                                                                     2000            1999
                                                                                  (unaudited)     (unaudited)
                                                                              ---------------  ---------------
Cash flows from operating activities:
  Net loss                                                                    $ (14,851,458)   $  (4,089,533)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                   6,120,447          214,001
  Stock-based compensation expense                                                3,155,219          307,540
  Provision for doubtful accounts                                                   522,464          120,126
  Provision for inventory obsolescence                                              165,520             --
  Loss on sale of property and equipment                                             40,968            2,749
  Deferred revenue                                                                2,217,104        3,060,873
Changes in operating assets and liabilities:
  Accounts receivable                                                            (4,710,675)      (2,489,669)
  Inventory                                                                      (1,020,359)        (728,560)
  Prepaid expenses                                                                 (275,627)        (425,071)
  Intangibles and other assets                                                   (2,900,406)        (301,161)
  Accounts payable                                                               (4,984,767)       1,267,809
  Royalties payable                                                                 (74,295)         (52,074)
  Accrued expenses                                                                4,409,911          188,884
                                                                              -------------    -------------
  Net cash used in operating activities                                         (12,185,954)      (2,924,086)
                                                                              -------------    -------------
Cash flows from investing activities:
 Purchase of investment securities                                             (226,794,764)            --
 Proceeds from sales and maturities of investment securities                    101,113,082        1,014,474
 Cash acquired through acquisition                                                  488,761             --
 Purchase of property and equipment                                              (1,943,835)        (632,084)
                                                                              -------------    -------------
  Net cash (used in) provided by investing activities                          (127,136,756)         382,390
                                                                              -------------    -------------
Cash flows from financing activities:
 Decrease in stockholders' notes receivable                                          66,899            5,969
 Repayments of notes payable                                                           --         (1,126,863)
 Proceeds from issuance of mandatorily redeemable preferred stock, net                 --          3,188,035
 Proceeds from issuance of preferred stock                                             --          5,148,448
 Proceeds from issuance of common stock under Employee Stock Purchase Plan           96,674             --
 Proceeds from exercise of common stock options and warrants                      2,724,825        1,840,852
 Payments on capital lease obligations                                              (39,780)         (40,823)
                                                                              -------------    -------------
  Net cash provided by financing activities                                       2,848,618        9,015,618
                                                                              -------------    -------------
Effect of foreign currency exchange rates on cash and cash equivalents               98,224             --
Net increase in cash and cash equivalents                                      (136,375,868)       6,473,922
Cash and cash equivalents at beginning of the year                              242,426,032       19,485,586
                                                                              -------------    -------------
Cash and cash equivalents at end of year                                      $ 106,050,164    $  25,959,508
                                                                              =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1-Organization

Red Hat, Inc. and its subsidiaries ("Red Hat" or the "Company") are a leading developer and global provider of open source software products and services, and have built a comprehensive web site dedicated to the open source software community. Red Hat, Inc. was incorporated in Connecticut in March 1993 as ACC Corp., Inc. In September 1995 ACC Corp., Inc. changed its name to Red Hat Software, Inc. In September 1998, Red Hat Software, Inc. reincorporated in Delaware. In June 1999, Red Hat Software, Inc. changed its name to Red Hat, Inc. On January 7, 2000, Red Hat acquired Cygnus Solutions, Inc. in a transaction accounted for using the pooling of interests method of accounting (See NOTE 3). All prior period financial statements of Red Hat have been restated to reflect this combination.


NOTE 2-Summary of Significant Accounting Policies

Unaudited Interim Financial Information
The interim consolidated financial statements as of May 31, 2000 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at February 29, 2000 has been derived from the audited consolidated financial statements at that date. Operating results for the three month period ended May 31, 2000 are not necessarily indicative of the results that may be expected for the year ended February 28, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended February 29, 2000.

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

Accounts Receivable

The Company's accounts receivable include $5,046,598 and $2,433,095 in unbilled receivables at May 31, 2000 and February 29, 2000, respectively. Unbilled receivables arise as revenues for custom development services are recognized under the percentage-of-completion method. These amounts are billable at specified dates, which do not necessarily coincide with timing of revenue recognition.

Investments

The Company's investments at May 31, 2000 and February 29, 2000 are in debt securities which are classified as available for sale and carried at market value in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The Company's investments are considered available for sale as these securities could potentially be sold in response to needs for liquidity, changes in the availability of and the yield on alternative instruments or changes in funding sources or terms. The Company has an unrealized loss of $1,496,991 and $575,647 related to these investments at May 31, 2000 and February 29, 2000, which is recorded as other comprehensive income (loss), a separate component of stockholders' equity.

Inventory

The costs incurred for duplicating the computer software, documentation, and training materials sold by the Company from the product masters and for packaging the product for distribution are capitalized as inventory using the weighted average method and charged to cost of sales when revenue from the sale of units is recognized. Management periodically evaluates the realizability of inventory based on planned release dates of product updates and records a reserve for obsolescence when necessary. The reserve for inventory obsolescence was $95,000 and $335,000 at May 31, 2000 and February 29, 2000, respectively.

Capitalized Software Costs

Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. As a result of the Company's practice of releasing source code that it has developed on a weekly basis for unrestricted download on the Internet, there is generally no passage of time between achievement of technological feasibility and the availability of the Company's product for general release. Therefore, the Company has no capitalized software development costs at May 31, 2000 and February 29, 2000.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment, and other assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. No impairments were required to be recognized during the three month periods ended May 31, 2000 and 1999.

Revenue Recognition

Revenues from the sale of software products for which no technical support is provided are generally recognized upon shipment of the products, net of a reserve for estimated returns. A reserve for sales returns is recognized for sales of software products to distributors, who have a right of return, based on the Company's historical experience of sell-through to the end user by the distributor. The Company recognizes revenues from the sale of software products to new distributors of its software products based upon sell-through to the end user until the Company has sufficient historical experience with the distributor to allow the accurate estimation of sales returns.

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

Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company's common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair market value of the Company's common stock at the grant date, the difference between the fair market value of the Company's common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense over the vesting period of the stock option. Stock-based compensation also includes the amortization of deferred compensation related to the value of certain shares of common stock to be issued to certain HKS shareholders contingent on their continued employment with the Company for a period of three years after the date of acquisition. The Company recognized $3,155,219 and $349,040 in non-cash compensation expense related to amortization of deferred compensation during the three month periods ended May 31, 2000 and 1999, respectively. In addition, the Company also classifies the employer portion of tax liabilities paid upon exercise of non-qualified stock options and warrants as stock-based compensation. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

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

Development Costs

Development costs include expenses incurred by the Company to develop, enhance, manage, monitor and operate the Company's web sites and costs of managing and integrating data on the Company's web sites. In March 1998, the Accounting Standards Executive Committee of the American Institute of

Certified Public Accountants ("AICPA") issued Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ("SOP 98-1") which provides guidance regarding when software developed or obtained for internal use should be capitalized. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-1 effective March 1, 1999. With the adoption of this standard, the Company began accounting for the software development component of product development costs associated with internal use software in accordance with SOP 98-1, which requires that certain costs incurred during the application development stage be capitalized, while costs incurred during the preliminary project stage and post implementation/operation stage should be expensed as incurred. Capitalized product development costs are amortized over the estimated life of the related application. The adoption of SOP 98-1 did not have a material impact on the Company's consolidated financial statements.

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

Net Loss Per Common Share

The Company computes net loss per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per common share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss available to common stockholders per common share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants and shares issuable upon conversion of outstanding mandatorily redeemable preferred stock. The calculation of net loss per share available to common stockholders does not include 14,564,355 and 81,161,759 potential shares of common stock equivalents for the three month periods ended May 31, 2000 and 1999, as their impact would be antidilutive.

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

The Company has international offices in the United Kingdom, Ireland, Germany, Switzerland, Australia, and Japan. The following disclosure aggregates individually immaterial international operations and separately discloses the significant international operations at and for the three month period ended May 31, 2000.


                                 Three Months Ended May 31, 2000
                                 -------------------------------
                                                             Asia Pacific
                           North America      Europe           and Japan        Total
                           -------------      ------         ------------       -----
 Revenues from
   unaffiliated
   customers...........   $  12,951,647    $   2,072,556    $   1,004,495    $  16,028,698
Net Loss ..............   $ (12,807,901)   $  (1,001,157)   $  (1,042,400)   $ (14,851,458)
Total Assets...........   $ 435,474,709    $  10,766,071    $   2,632,318    $ 448,873,098

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

Comprehensive Income

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company's items of other comprehensive income (loss) during the three months ended May 31, 2000 totaled $1,338,988 and are comprised of an unrealized loss on investments in marketable securities of $1,496,991 and a foreign currency translation adjustment of $158,003. The Company had no items of other comprehensive income during the three month period ended May 31, 1999.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which addresses certain criteria for revenue recognition. SAB 101, as amended by SAB 101A and SAB 101B, outlines the criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The adoption of SAB 101 is not expected to have a material impact on the consolidated financial position or results of operation.

NOTE 3-Business Combinations

In May 2000, the Company completed the acquisition of all of the outstanding common stock of Bluecurve, Inc. ("Bluecurve") in exchange for the issuance of 972,083 shares of the Company's common stock and the assumption of all of the outstanding stock options valued, in the aggregate, at $33,223,303, plus the assumption of $1,021,544 in net liabilities. The acquisition of Bluecurve has been accounted for using the purchase method of accounting in accordance with APB 16 and, accordingly, the excess of purchase price over the fair values of the net assets acquired of $34,244,847 has been recorded as goodwill, which is being amortized on a straight-line basis over three years.

NOTE 4-Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable at May 31, 2000 and February 29, 2000 approximated their fair value due to the short-term nature of these items. The fair value of the Company's short-term and long-term investments at May 31, 2000 and February 29, 2000, differed from their historical cost by $1,496,991 and $575,647, respectively. The Company had no realized gains or losses on investments during the three month periods ended May 31, 2000 and 1999.

NOTE 5-Subsequent Event

On June 14, 2000, the Company executed a definitive agreement to acquire all of the outstanding capital stock and assume all of the outstanding stock options of Wirespeed, Inc., ("Wirespeed") for up to 1,531,232 shares of the Company's common stock. Wirespeed is a leading developer of network and telecommunications components for embedded systems software. The acquisition will be accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price will be allocated to net tangible and intangible assets acquired based on their estimated fair market values. The balance of the purchase price will be recorded as goodwill.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve known and unknown risks and uncertainties, including statements regarding Red Hat's strategy, financial performance, and revenue sources. These risks and uncertainties may cause Red Hat's actual results to differ materially from any forward-looking statements. These risks and uncertainties include, without limitation, the risks detailed below and in Red Hat's other filings with the Securities and Exchange Commission, copies of which may be accessed through the SEC's web site at http://www.sec.gov.
------------------

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

     .   the sale of products co-branded or bundled with third-party products;
         and

     .   the sale of advertising.

Web revenue is currently derived principally from short-term advertising contracts in which we typically guarantee a minimum number of impressions to be delivered to users over a specified period of time for a fixed fee. Advertising rates are typically measured on a cost per thousand impressions basis. Advertising revenue is recognized ratably in the period in which the advertisement is displayed, provided that we have no significant remaining obligations, at the lesser of the ratio of impressions delivered over total guaranteed impressions or the straight line basis over the term of the contract. If we do not meet minimum guaranteed impressions requirements, we defer recognition of the corresponding revenue until the minimum number of guaranteed impressions is achieved. We did not generate revenue from the sale of advertising on our web site until the first quarter of the fiscal year ended February 29, 2000.

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

                             Results of Operations

The following table sets forth the results of operations for Red Hat expressed as a percentage of total revenue.

                                                                 Three Months Ended
                                                                        May 31,
                                                                  2000          1999
                                                               ----------    ----------

                                                                      (Unaudited)
Revenue:
    Subscription                                                   53.3%         52.5%
    Services                                                       39.1%         46.5%
    Web                                                             7.6%          1.0%
                                                               --------      --------
      Total revenue                                               100.0%        100.0%
                                                               --------      --------
Cost of revenue:
    Subscription                                                   23.0%         27.2%
    Services                                                       22.6%         19.6%
    Web                                                             0.4%          1.5%
                                                               --------      --------

      Total cost of revenue                                        46.0%         48.3%
                                                               --------      --------

Gross profit                                                       54.0%         51.7%
                                                               --------      --------
Operating expense:
    Sales and marketing                                            59.2%         45.4%
    Research and development                                       20.4%         28.9%
    General and administrative                                     23.5%         24.5%
    Amortization of goodwill and intangibles                       32.7%          0.1%
    Stock-based compensation                                       23.2%          4.5%
    Mergers, acquisitions and other                                21.0%          0.0%
                                                               --------      --------

      Total operating expense                                     180.0%        103.4%
                                                               --------      --------

Loss from operations                                             -126.0%        -51.7%
                                                               --------      --------

Interest income, net                                               33.7%          2.8%
                                                               --------      --------

Loss before income taxes                                          -92.3%        -48.9%
Provision for income taxes                                          0.4%          0.8%
                                                               --------      --------

Net loss                                                          -92.7%        -49.7%
Accretion of mandatorily redeemable preferred stock                 0.0%         -0.5%
                                                               --------      --------

Net loss available to common stockholders                         -92.7%        -50.2%
                                                               ========      ========

Three Months Ended May 31, 2000 and May 31, 1999


Total revenue

Total revenue increased 94.7% to $16.0 million in the three months ended May 31, 2000 from $8.2 million in the three months ended May 31, 1999. Revenue from international operations totaled $3.1 million during the three months ended May 31, 2000. We established international operations for sale of our software products in August 1999. Prior to August 1999, our international revenue was limited to revenue generated from custom development services performed for international customers.

Subscription revenue

Subscription revenue is comprised primarily of revenue from sales of Official Red Hat Linux and related software products, sales of publications about Linux-based operating systems, sales of software development tools, and technical support and maintenance. Subscription revenue increased 97.6% to $8.5 million in the three months ended May 31, 2000 from $4.3 million in the three months ended May 31, 1999. As a percentage of total revenue, subscription revenue increased to 53.3% in the three months ended May 31, 2000 from 52.5% in the three months ended May 31, 1999. These increases were primarily due to the release of Version 6.2 of Official Red Hat Linux in March 2000.

Services revenue

Services revenue is primarily comprised of custom development fees, training and education fees, and short-term consulting contracts. Services revenue increased 63.4% to $6.3 million in the three months ended May 31, 2000 from $3.8 million in the three months ended May 31, 1999. The increase in services revenue resulted primarily from an increase in custom development revenue due to an increase in the number, size and scope of custom development contracts and an increase in training and education revenue due to the expansion of our course offerings in the three months ended May 31, 2000. As a percentage of total revenue, services revenue decreased to 39.1% in the three months ended May 31, 2000 from 46.5% in the three months ended May 31, 1999. The decrease in services revenue as a percentage of total revenue is primarily a result of the expansion of our web initiatives and the growth in our subscription revenue.

Web revenue

Web revenue is comprised primarily of fees generated from contracts with advertisers to display advertisements on our web site. Web revenue increased to $1.2 million in the three months ended May 31, 2000 from $80,000 in the three months ended May 31, 1999. As a percentage of total revenue, web revenue increased to 7.6% in the three months ended May 31, 2000 from 1.0% in the three months ended May 31, 1999. These increases were due to the commencement of our web initiatives during the fiscal year ending February 29, 2000. We expect web revenue to increase as a percentage of revenue in the future as advertising revenue and royalties from the sale of third-party products and products co-branded or bundled with third-party products continues to grow.

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue primarily consists of expenses we incur to manufacture, package and distribute our products and related documentation. These costs include expenses for physical media, literature and packaging, fulfillment and shipping, and labor related costs to provide technical support and maintenance. Also included are royalties we pay for licensing third-party applications included in our software products. Cost of subscription revenue increased 65.0% to $3.7 million in the three months ended May 31, 2000 from $2.2 million in the three months ended May 31, 1999. This increase was directly related to the increase in costs to provide telephone support and subscription services upon the release of Version 6.0 of Official Red Hat Linux and the increase in sales volumes as a result of the release of Version 6.2 of Official Red Hat Linux in March 2000. As a percentage of subscription revenue, cost of subscription revenue decreased to 43.2% in the three months ended May 31, 2000 from 51.7% in the three months ended May 31, 1999. This decrease was due to an increase in sales volumes, which resulted in a decrease in cost per unit, and use of the internet as a delivery mechanism for the technical support and maintenance of our products in the three months ended May 31, 2000. We expect the costs of subscription revenue to continue to decrease as a percentage of revenue in the future as sales volumes increase.

Cost of services revenue

Cost of services revenue is primarily comprised of salaries and related costs incurred for custom development, training and education, and hardware certification services. We incur no direct costs related to royalties received from the licensing of our trademarks to third parties. Cost of services revenue increased 124.6% to $3.6 million in the three months ended May 31, 2000 from $1.6 million in the three months ended May 31, 1999. This increase was primarily due to the addition of personnel to provide custom development, training and education, and hardware certification services, and the development of our services organization. As a percentage of services revenue, cost of services revenue increased to 58.0% in the three months ended May 31, 2000 from 42.2% in the three months ended May 31, 1999. This increase was primarily due to cost of services revenue increasing at a higher rate than services revenue.

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

     .   the overall utilization rate of our services staff; and

     .   the use of our redhat.com web site to deliver these services.


Cost of web revenue

Cost of web revenue includes the cost of developing advertising on our web site. Cost of web revenue decreased to $61,000 in the three months ended May 31, 2000 from $0.1 million in the three months ended May 31, 1999. As a percentage of web revenue, cost of web revenue decreased to 5.0% in the three months ended
May 31, 2000 from 153.7% in three months ended May 31, 1999. These decreases were due to the development of our web advertising group and initial expenses related to our offering of web advertising for the first time during the three months ended May 31, 1999.

Gross Profit

Gross profit increased 103.1% to $8.6 million in the three months ended May 31, 2000 from $4.3 million in the three months ended May 31, 1999. As a percentage of total revenue, gross profit increased to 54.0% in the three months ended May 31, 2000 from 51.7% in the three months ended May 31, 1999. These increases were primarily the result of the increases in sales of software products, due to the release of Version 6.2 of Official Red Hat Linux in March 2000, and web advertisements which were at a higher proportion relative to the associated cost of revenue. These revenue increases were partially offset by increased costs of services resulting from the addition of personnel to provide custom development, training and education, and hardware certification services, and the development of our services organization.


Operating expense

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and tradeshows. Sales and marketing expense increased 153.8% to $9.5 million in the three months ended May 31, 2000 from $3.7 million in the three months ended May 31, 1999. As a percentage of total revenue, sales and marketing expense increased to 59.2% in the three months ended May 31, 2000 from 45.4% in the three months ended May 31, 1999. These increases were due primarily to higher advertising and promotional costs incurred to promote the release of Version 6.2 of Official Red Hat Linux, our web advertising and service offerings and, to a lesser extent, our new software development tools. These increases were also due to higher costs resulting from joint marketing arrangements with distributors. We expect sales and marketing expense to continue to increase in dollar amount as we promote the expansion of our services offerings and web site and expand our international subscription operations.

Research and development

Research and development expense consists primarily of personnel and related costs for development of our software products and web site. Research and development expense increased 37.3% to $3.3 million in the three months ended May 31, 2000 from $2.4 million in the three months ended May 31, 1999. As a percentage of total revenue, research and development expense decreased to 20.4% in the three months ended May 31, 2000 from 28.9% in the three months ended May 31, 2000. The increase in research and development expense resulted from increased spending related to the development of our web initiatives and costs incurred to complete the development of Version 6.2 of Official Red Hat Linux, partially offset by a decrease in spending related to the development of software development tools as these products were completed during the year ended February 29, 2000. We expect research and development expense to continue to increase in dollar amount as we continue to add content to our web site and create additional features for Red Hat Linux.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, facilities and information systems expenses. General and administrative expense increased 86.7% to $3.8 million in the three months ended May 31, 2000 from $2.0 million in the three months ended May 31, 1999. This increase resulted from:

     . an increase in payroll costs due to an increase in the number of general and administrative personnel to support the growth of our business;

     . an increase in legal and accounting costs due to our initial public offering and our geographic expansion; and

     . an increase in insurance costs as a result of our becoming a public company.

As a percentage of total revenue, general and administrative expense decreased to 23.5% in the three months ended May 31, 2000 from 24.5% in the three months ended May 31, 1999. We expect general and administrative expense to continue to increase in dollar amount and decrease as a percentage of revenue as we add administrative personnel to support our business expansion.

Amortization of goodwill and intangibles

Amortization of goodwill and intangibles expense consists of the amortization of goodwill and other intangible assets. Goodwill, which represents the excess of acquisition cost over the net assets acquired in business combinations, is amortized over its estimated useful life which is three years. Costs incurred for acquiring trademarks, copyrights and patents are capitalized and amortized using the straight line method over their estimated useful lives, which range from 5 to 15 years. Amortization of goodwill and intangibles expense increased to $5.2 million in the three months ended May 31, 2000 from $1,000 in the three months ended May 31, 1999. As a percentage of total revenue, amortization of goodwill and intangibles expense increased to 32.7% in the three months ended May 31, 2000 from 0.1% in the three months ended May 31, 1999. These increases were primarily due to the acquisition of HKS in January 2000.

Stock-based compensation

Stock-based compensation expense consists of the amortization of deferred compensation related to stock options granted to employees, primarily new members of our management team that were recruited immediately prior to our initial public offering in August 1999, with an exercise price below the fair market value of our common stock at the date of grant. Deferred compensation is amortized over the vesting period of the related stock options, which is generally four years. Stock-based compensation also includes the amortization of deferred compensation related to the value of certain shares of common stock to be issued to certain HKS shareholders contingent on their continued employment with the Company for a period of three years after the date of acquisition, as well as, the employer portions of tax liabilities paid upon exercise of non-qualified stock options and warrants. Stock-based compensation expense increased to $3.7 million in the three months ended May 31, 2000 from $0.4 million in the three months ended May 31, 1999. As a percentage of total revenue, stock based compensation expense increased to 23.2% in the three months ended May 31, 2000 from 4.5% in the three months ended May 31, 1999. Stock-based compensation is expected to be approximately $12.7 million, $12.0 million, and $10.4 million in fiscal years 2001, 2002, and 2003, respectively.

Mergers, acquisitions, and other

Mergers, acquisitions and other expense consists of costs incurred in connection with investigating potential acquisitions, the cost of acquisitions accounted for using the pooling of interests method of accounting, and other one-time nonrecurring expenses. Mergers, acquisitions and other expense increased to $3.4 million in the three months ended May 31, 2000 from zero in the three months ended May 31, 1999. As a percentage of total revenue, mergers, acquisitions and other expense increased to 21.0% in the three months ended May 31, 2000. These increases were primarily due to the cancellation of an advertising contract not expected to provide a future benefit to the Company.

Interest income (expense), net

Interest income (expense), net consists of interest income earned on cash deposited in money market accounts and other short-term investments, net of interest expense incurred on capital leases. Interest income (expense), net increased to income of $5.4 million in the three months ended May 31, 2000 from income of $0.2 million in the three months ended May 31, 1999. As a percentage of total revenue, interest income (expense), net increased to 33.7% in the three months ended May 31, 2000 from 2.8% in the three months ended May 31, 1999. These increases resulted from higher average cash and investment balances in the three months ended May 31, 2000 as compared to the three months ended May 31, 1999 due primarily to the receipt of proceeds from the sale of common stock in our initial and secondary public offerings in August 1999 and February 2000, respectively.

Provision for income taxes

Provision for income taxes increased to $64,000 for the three months ended May 31, 2000 from $62,000 in the three months ended May 31, 1999. The increase in provision for income taxes for the three months ended May 31, 2000 was primarily due to an increase in certain foreign income tax expenses.

Accretion of mandatorily redeemable preferred stock

Accretion of mandatorily redeemable preferred stock decreased to zero in the three months ended May 31, 2000 from $43,000 in the three months ended May 31, 1999. Accretion of mandatorily redeemable preferred stock ceased with the completion of our initial public offering in August 1999 when all outstanding mandatorily redeemable preferred stock converted to common stock.


Historical Liquidity and Capital Resources

We have historically derived a significant portion of our liquidity and operating capital from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and secondary public offerings, and from cash flows from operations.

At May 31, 2000, cash and cash equivalents totaled $106.1 million, a decrease of $136.4 million as compared to February 29, 2000. The decrease in cash and cash equivalents resulted from the purchase of net investments in debt and equity securities of $125.7 million, cash used by operations of $12.2 million, and $1.9 million used for the purchase of office and computer equipment. This was partially offset by proceeds of $2.7 million from the exercise of stock options and warrants and cash acquired through acquisition of $0.5 million during the three months ended May 31, 2000.

Cash used by operations of $12.2 million in the three months ended May 31, 2000, represented the net loss of $14.9 million, an increase in accounts receivable of $4.7 million, an increase in inventory of $1.0 million, an increase in intangibles and other assets of $2.8 million, and a decrease in accounts payable of $5.0 million, partially offset by an increase in accrued expenses of $4.4 million, an increase in deferred revenue of $2.2 million, and net non cash charges of $9.9 million. The increase in accounts receivable, accrued expenses and deferred revenue resulted primarily from the release of Version 6.2 of Official Red Hat Linux to our distributors in March 2000.

Cash used in investing activities for the three months ended May 31, 2000 was comprised of the purchase of investments in debt securities, net of maturities, of $125.7 million, purchases of property and equipment totaling $1.9 million, and cash acquired through acquisition of $0.5 million.

Cash from financing activities of $2.8 million for the three months ended May 31, 2000 was primarily comprised of $2.7 million in proceeds from the exercise of stock options and warrants.

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

Cash used by operations of $17.1 million in the year ended February 29, 2000, represented the net loss of $39.8 million, an increase in accounts receivable of $2.5 million, an increase in intangibles and other assets of $1.8 million and an increase in prepaid expenses of $1.0 million, partially offset by an increase in accounts payable and accrued expenses of $12.0 million, an increase in deferred revenue of $4.9 million, and net non cash charges of $11.7 million. The increase in accounts receivable, accounts payable, accrued expenses and deferred revenue resulted from the release of Versions 6.0 of Official Red Hat Linux to our distributors in late April 1999 and Version 6.1 of Official Red Hat Linux in early October 1999. These releases resulted in increased sales which resulted in higher amounts of accounts receivable from distributors and deferred revenues at February 29, 2000.

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

                              Recent Developments

In May 2000, the Company completed the acquisition of all of the outstanding capital stock of Bluecurve, Inc. ("Bluecurve") in exchange for the issuance of 972,083 shares of the Company's common stock and the assumption of all of the outstanding stock options valued, in the aggregate, at $33,223,303, plus the assumption of $1,021,544 in net liabilities. The acquisition of Bluecurve has been accounted for using the purchase method of accounting in accordance with APB 16 and, accordingly, the excess of purchase price over the fair values of the net assets acquired of $34,244,847 has been recorded as goodwill, which is being amortized on a straight-line basis over three years.

On June 14, 2000, the Company executed a definitive agreement to acquire all of the outstanding common stock and assume all of the outstanding stock options of Wirespeed, Inc., ("Wirespeed") for up to 1,531,232 shares of the Company's common stock. Wirespeed is a leading developer of network and telecommunications components for embedded systems software. The acquisition will be accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price will be allocated to net tangible and intangible assets acquired based on their estimated fair market values. The balance of the purchase price will be recorded as goodwill.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which addresses certain criteria for revenue recognition. SAB 101, as amended by SAB 101A and SAB 101B, outlines the criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The adoption of SAB 101 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

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


                       Factors Affecting Future Results


FORWARD-LOOKING STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. INVESTORS ARE CAUTIONED THAT STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q THAT ARE NOT STRICTLY HISTORICAL STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING CURRENT OR FUTURE FINANCIAL PERFORMANCE, MANAGEMENT'S PLANS AND OBJECTIVES FOR FUTURE OPERATIONS, PRODUCT PLANS AND PERFORMANCE, MANAGEMENT'S ASSESSMENT OF MARKET FACTORS, AND STATEMENTS REGARDING THE STRATEGY AND PLANS OF RED HAT AND ITS STRATEGIC PARTNERS, CONSTITUTE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF RED HAT'S FUTURE PERFORMANCE AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE RED HAT'S ACTUAL RESULTS IN THE FUTURE MATERIALLY TO DIFFER FROM THE FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, THE RISKS DETAILED BELOW AND IN RED HAT'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, COPIES OF WHICH MAY BE ASSESSED THROUGH THE SEC'S WEB SITE AT HTTP://WWW.SEC.GOV.

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

The scarcity of software applications for Linux-based operating systems could prevent commercial adoption of our products

Our products may not gain widespread commercial adoption until there are more third-party software applications designed to operate on Linux-based operating systems. These applications include word processors, databases, accounting packages, spreadsheets, e-mail programs, Internet browsers, presentation and graphics software and personal productivity applications. We intend to encourage the development of additional applications that operate on Linux-based operating systems by attracting third-party developers to the Linux platform, by providing open source tools to create these applications and by maintaining our existing developer relationships through marketing and technical support for third-party developers. If we are not successful in achieving these goals, however, our products may not gain widespread commercial acceptance and we may not be able to maintain our product sales growth.

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

We have limited combined operating history with Cygnus, HKS, or Bluecurve and may have difficulty integrating these businesses

The successful integration of the operations, products, services and personnel of Red Hat, Cygnus, HKS, and Bluecurve is important to the future financial performance of the combined enterprise. The anticipated benefits of these acquisitions may not be achieved unless, among other things, the operations, products, services and personnel of Cygnus, HKS, and Bluecurve are successfully combined with those of Red Hat in a timely and efficient manner. Integration of the three companies' operations, products, services and personnel may be hampered because, among other things,

     . the products and services offered by Cygnus, HKS, Bluecurve and Red Hat are highly complex and have been developed independently;

     . integration of Cygnus, HKS, Bluecurve and Red Hat product lines will require the coordination of separate development and engineering teams from each company; and

     . Cygnus, which is headquartered in Sunnyvale, California, Bluecurve which is headquartered in Oakland, California, and Red Hat, which is headquartered in Durham, North Carolina, are located in disparate geographical regions.

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

Our failure to update and modernize our internal systems, procedures and controls may prevent the implementation of our business strategies in a rapidly evolving market and may retard our future growth

Our operational and financial systems, procedures and controls, which are adequate for a small private company, are becoming outdated as we grow. During the fiscal year ended February 29, 2000, we increased the number of employees more than tenfold. To accommodate this growth, we have evaluated our financial and operational systems, procedures and controls. Although we have revised and updated most of them, if we continue our rapid growth, we may not be able to improve our transaction processing and reporting systems and procedures, or expand and train our expanding workforce quickly enough to maintain a competitive position in our markets. In addition, failure to quickly replace obsolete systems, procedures and controls could impede our management's decision-making abilities. This, in turn, may impair our ability to pursue business opportunities and may hamper future growth.

Because our headquarters are not located in a major metropolitan area, we may not be able to recruit and retain qualified professionals, who are currently in high demand and whose numbers are limited

We compete intensely with other software companies worldwide to recruit and hire from a limited pool of qualified personnel. Because our headquarters are not located in a major metropolitan area, many qualified candidates may be unwilling to relocate to North Carolina and work for Red Hat. If we cannot attract and hire additional qualified sales and marketing, professional services and software engineering and development personnel, our business results will suffer.

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

We could lose Robert Young, Matthew Szulik, Harold Covert or Tim Buckley or other key personnel, which could prevent us from executing our business strategies

Our future success depends on the continued services of a number of key directors and officers, including our Chairman, Robert Young, our Chief Executive Officer and President, Matthew Szulik, our Chief Financial Officer, Harold Covert, and our Chief Operating Officer, Tim Buckley. The loss of the technical knowledge and industry expertise of any of these people could seriously impede our success. Moreover, the loss of one or a group of our key employees, particularly to a competitor, and any resulting loss of customers could reduce our market share and diminish the Red Hat brand.

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

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk

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


                                                                Year Ended
                                                              (in thousands)

                                             February      February      February
                                             --------      --------      --------
                                             28, 2001      28, 2002      28, 2003     Total
                                             --------      --------      --------     -----
         Cash equivalents................     242,426                                 242,426
         Average interest rate...........         6.0%
         Investments.....................      27,460        69,219         3,135      99,814
         Average interest rates..........         6.1%          6.7%         7.26%

Red Hat did not hold derivative financial instruments as of February 29, 2000, and has never held such investments in the past.

Foreign Currency Risk

Approximately 25% of the Company's revenues for the fiscal year ended February 29, 2000 were generated by sales outside the United States. The Company is exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. Additionally, the assets and liabilities of the Company's non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Unrealized translation gains and losses will be included as an adjustment to stockholders' equity.

Based upon the foregoing, the Company began hedging its foreign currency receivables in the third quarter of 1999 in an effort to reduce its exposure to currency exchange rates. However, as a matter of procedure, the Company will not invest in speculative financial instruments as a means of hedging against such risk. The Company has no outstanding foreign currency hedging contracts at May 31, 2000. The Company's accounting policies for these contracts are based on the Company's designation of the contracts as hedging transactions. The criteria the Company uses for designating a contract as a hedge include the contract's effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. Gains and losses on forward foreign exchange contracts are recognized in income in the same period as gains and losses on the underlying transactions. If an underlying hedged transaction is terminated earlier than initially anticipated, the offsetting gain or loss on the related forward exchange contract would be recognized in income in the same period. In addition, since the Company enters into forward contracts only as a hedge, any change in currency rates would not result in any material net gain or loss, as any gain or loss on the underlying foreign currency denominated balance would be offset by the gain or loss on the forward contract. Information regarding the Company's foreign currency forward exchange contracts is set forth in Note 13 of Item 14(a)(1) of this Annual Report on Form 10-K and is incorporated herein by reference.

PART II - OTHER INFORMATION

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

In May 2000, the Company issued 972,083 shares of its common stock in exchange for the acquisition of all of the outstanding capital stock of Bluecurve, Inc.

Use of Proceeds

On August 11, 1999 the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (File number 333-80051), relating to the initial public offering of the Company's Common Stock, $.0001 par value. The offering commenced on August 11, 1999 and all shares covered by the Registration Statement were sold. The proceeds to the Company, net of underwriting discounts and costs, was approximately $88.5 million. The following are the uses of such proceeds from the effective date of the registration statement (August 11, 1999) through May 31, 2000:

Cash and cash equivalents:  $57,629,498
Working capital:            $30,837,431

None of the net proceeds from the IPO were used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of the Company's equity securities, or affiliates of the Company.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K


a.   List of Exhibits:



Exhibit                      Description of Exhibit
                             ----------------------

  No.
  ---

  3.1* Third Amended and Restated Certificate of Incorporation, as amended, of the registrant (incorporated by reference from Exhibit 3.1 to the registrant's Registration Statement on Form S-1 (File no. 333-94775)).

  3.2* Amended and Restated By-Laws, as amended, of the registrant (incorporated by reference from Exhibit 3.2 to the registrant's Registration Statement on Form S-1 (File no. 333-94775)).

  4.1* Specimen certificate representing the common stock (incorporated by reference from Exhibit 4.1 to the registrant's Registration Statement on Form S-1 (File no. 333-94775)).

  11.1    Statement Regarding Computation of Per Share Earnings

  19.1* Annual Report on Form 10-K for the fiscal year ended February 29, 2000 filed with the Securities and Exchange Commission on May 25, 2000 and incorporated herein by reference.

  27.1    Financial Data Schedule


       *         Previously filed.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  July 17, 2000                RED HAT, INC.




                                    By:  /s/  MATTHEW J. SZULIK
                                       ------------------------
                                         Matthew J. Szulik
                                         President and Chief Executive Officer
                                         (Officer on behalf of the Registrant)

                                    By:  /s/  HAROLD L. COVERT
                                       -----------------------
                                         Harold L. Covert
                                         Chief Financial Officer
                                         (Principal Financial Officer)

                                 EXHIBIT INDEX

   Exhibit                         Description of Exhibit
                                   ----------------------

     No.
     ---

     3.1* Third Amended and Restated Certificate of Incorporation, as amended, of the registrant (incorporated by reference from Exhibit 3.1 to the registrant's Registration Statement on Form S-1 (File no. 333-94775)).

     3.2* Amended and Restated By-Laws, as amended, of the registrant (incorporated by reference from Exhibit 3.2 to the registrant's Registration Statement on Form S-1 (File no. 333-94775)).

     4.1* Specimen certificate representing the common stock (incorporated by reference from Exhibit 4.1 to the registrant's Registration Statement on Form S-1 (File no. 333-94775)).

    11.1    Statement Regarding Computation of Per Share Earnings

    19.1* Annual Report on Form 10-K for the fiscal year ended February 29, 2000 filed with the Securities and Exchange Commission on May 25, 2000 and incorporated herein by reference.

    27.1    Financial Data Schedule

          *      Previously filed.