Form 10-Q
period 2000-08-31
RED HAT INC
filed 2000-10-16
CIK 1087423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
       X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarter ended August 31, 2000
                                       OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from          to          .



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

As of September 30, 2000, there were 160,782,621 shares of common stock outstanding.

                                  RED HAT, INC.
                                TABLE OF CONTENTS


                                                                                                      Page
                                                                                                      ----
PART I - FINANCIAL INFORMATION:

ITEM 1:  FINANCIAL STATEMENTS

     Consolidated Balance Sheets at August 31, 2000 (unaudited) and
     February 29, 2000                                                                                   3

     Consolidated Statements of Operations for the three and six months
     ended August 31, 2000 and 1999 (unaudited)                                                           4

     Consolidated Statements of Cash Flows for the three and six months
     ended August 31, 2000 and 1999 (unaudited)                                                          5

     Notes to Consolidated Financial Statements                                                          6

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS                                                                               13

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                     37

PART II - OTHER INFORMATION:

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS                                                      38

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                            38

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                                               39

SIGNATURES

EXHIBIT INDEX

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                                  RED HAT, INC.
                           CONSOLIDATED BALANCE SHEETS



 ASSETS
                                                                                                August 31,          February 29,
                                                                                                   2000                 2000
                                                                                                (unaudited)
                                                                                               -------------        -------------
Current assets:
   Cash and cash equivalents                                                                   $ 108,202,836        $ 242,426,032
   Short-term investments                                                                         66,058,915           27,460,222
   Accounts receivable, net                                                                       13,558,930            7,893,936
   Inventory                                                                                         134,365              488,977
   Prepaid expenses and other current assets                                                       2,177,289            1,874,973
                                                                                               -------------        -------------

       Total current assets                                                                      190,132,335          280,144,140
Property and equipment, net                                                                       12,654,421            7,909,103
Goodwill and intangibles, net                                                                    115,890,139           58,267,419
Long-term investments                                                                            145,906,583           72,354,212
Other assets, net                                                                                  7,540,997            4,859,958
                                                                                               -------------        -------------

       Total assets                                                                            $ 472,124,475        $ 423,534,832
                                                                                               =============        =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                              $ 4,052,092        $  10,774,546
   Royalties payable                                                                                  38,105              115,117
   Accrued expenses                                                                               15,363,089            7,571,058
   Deferred revenue                                                                               10,527,739           11,030,337
   Current portion of capital lease obligations                                                      356,162              366,062
                                                                                               -------------        -------------

       Total current liabilities                                                                  30,337,187           29,857,120
Capital lease obligations                                                                            148,643              230,516
Commitments and contingencies                                                                              -                    -
Stockholders' equity:
   Preferred stock, $.0001 par value, 5,000,000 shares authorized, none outstanding                        -                    -
   Common stock, $.0001 par value, 225,000,0000 shares authorized,
     158,920,962 and 153,333,621 shares issued and outstanding
     at August 31, 2000 and February 29, 2000, respectively                                           15,890               15,334
   Additional paid-in capital                                                                    550,326,394          477,781,234
   Shareholder receivables                                                                                 -              (66,899)
   Deferred compensation                                                                         (28,990,685)         (35,159,127)
   Accumulated deficit                                                                           (79,171,809)         (48,607,478)
   Accumulated other comprehensive income (loss)                                                    (541,145)            (515,868)
                                                                                               -------------        -------------

       Total stockholders' equity                                                                441,638,645          393,447,196
                                                                                               -------------        -------------

       Total liabilities and stockholders' equity                                              $ 472,124,475        $ 423,534,832
                                                                                               =============        =============

        The accompanying notes are an integral part of these consolidated financial statements.

                                           RED HAT, INC.
                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             Three Months Ended
                                                                                     -------------------------------------
                                                                                       August 31,            August 31,
                                                                                          2000                  1999
                                                                                       (unaudited)           (unaudited)
                                                                                      -------------         -------------
Revenue:
   Subscription                                                                       $   9,250,825         $   5,886,659
   Services                                                                               7,803,046             4,543,747
   Web                                                                                    1,439,518               105,666
                                                                                      -------------         -------------

     Total revenue                                                                       18,493,389            10,536,072
                                                                                      -------------         -------------

Cost of revenue:
   Subscription                                                                           3,552,275             3,231,841
   Services                                                                               4,184,587             2,319,415
   Web                                                                                       58,437               202,962
                                                                                      -------------         -------------

     Total cost of revenue                                                                7,795,299             5,754,218
                                                                                      -------------         -------------

Gross profit                                                                             10,698,090             4,781,854
                                                                                      -------------         -------------

Operating expense:
   Sales and marketing (excludes $1,567,323 and $114,436 in stock-based                   8,490,114             4,924,035
     compensation during the three month periods ending August 31, 2000 and 1999, respectively, and $3,074,873 and $114,436 during the six month periods ending August 31, 2000 and 1999, respectively)
   Research and development (excludes $223,076 and $318,360 in stock-based                3,671,818             2,421,511
     compensation during the three month periods ending August 31, 2000 and 1999, respectively, and $508,530 and $567,099 during the six month periods ending August 31, 2000 and 1999, respectively)
   General and administrative (excludes $1,704,345 and $151,643 in stock-based            7,340,881             1,969,589
     compensation during the three month periods ending August 31, 2000 and 1999, respectively, and $3,629,094 and $274,529 during the six month periods ending August 31, 2000 and 1999, respectively)
   Amortization of goodwill and intangibles                                               9,028,648                 1,298
   Stock-based compensation                                                               3,494,744               584,439
                                                                                      -------------         -------------

     Total operating expense                                                             32,026,205             9,900,872
                                                                                      -------------         -------------

Loss from operations                                                                    (21,328,115)           (5,119,018)
                                                                                      -------------         -------------

Interest income (expense):
         Interest income                                                                  5,672,523               522,527
         Interest expense                                                                   (22,725)             (107,942)
                                                                                      -------------         -------------

             Interest income, net                                                         5,649,798               414,585
                                                                                      -------------         -------------

Loss before income taxes                                                                (15,678,317)           (4,704,433)
Provision for income taxes                                                                   34,556               140,293
                                                                                      -------------         -------------

Net loss                                                                                (15,712,873)           (4,844,726)
Accretion of mandatorily redeemable preferred stock                                               -               (39,393)
                                                                                      -------------         -------------

Net loss available to common stockholders                                             $ (15,712,873)        $  (4,884,119)
                                                                                      =============         =============

Net loss per common share:
         Basic                                                                                (0.10)                (0.07)
         Diluted                                                                              (0.10)                (0.07)
Weighted average shares outstanding:
         Basic                                                                          157,661,054            68,647,928
         Diluted                                                                        157,661,054            68,647,928


                                                                                               Six Months Ended
                                                                                      ----------------------------------
                                                                                       August 31,            August 31,
                                                                                          2000                  1999
                                                                                      (unaudited)           (unaudited)
                                                                                      ------------          ------------
Revenue:
   Subscription                                                                       $ 17,788,326          $ 10,208,199
   Services                                                                             14,063,380             8,376,205
   Web                                                                                   2,670,381               185,716
                                                                                      ------------          ------------

     Total revenue                                                                      34,522,087            18,770,120
                                                                                      ------------          ------------

Cost of revenue:
   Subscription                                                                          7,240,818             5,467,742
   Services                                                                              7,813,821             3,935,305
   Web                                                                                     119,687               325,962
                                                                                      ------------          ------------

     Total cost of revenue                                                              15,174,326             9,729,009
                                                                                      ------------          ------------

Gross profit                                                                            19,347,761             9,041,111
                                                                                      ------------          ------------

Operating expense:
   Sales and marketing (excludes $1,567,323 and $114,436 in stock-based                 17,983,521             8,664,894
     compensation during the three month periods ending August 31, 2000 and 1999, respectively, and $3,074,873 and $114,436 during the six month periods ending August 31, 2000 and 1999, respectively)
   Research and development (excludes $223,076 and $318,360 in stock-based               6,943,002             4,803,293
     compensation during the three month periods ending August 31, 2000 and 1999, respectively, and $508,530 and $567,099 during the six month periods ending August 31, 2000 and 1999, respectively)
   General and administrative (excludes $1,704,345 and $151,643 in stock-based          14,471,055             3,989,166
     compensation during the three month periods ending August 31, 2000 and 1999, respectively, and $3,629,094 and $274,529 during the six month periods ending August 31, 2000 and 1999, respectively)
   Amortization of goodwill and intangibles                                             14,260,035                 2,596
   Stock-based compensation                                                              7,212,497               956,064
                                                                                      ------------          ------------

     Total operating expense                                                            60,870,110            18,416,013
                                                                                      ------------          ------------

Loss from operations                                                                   (41,522,349)           (9,374,902)
                                                                                      ------------          ------------

Interest income (expense):
         Interest income                                                                11,087,904               969,667
         Interest expense                                                                  (30,916)             (327,155)
                                                                                      ------------          ------------

             Interest income, net                                                       11,056,988               642,512
                                                                                      ------------          ------------

Loss before income taxes                                                               (30,465,361)           (8,732,390)
Provision for income taxes                                                                  98,970               201,869
                                                                                      ------------          ------------

Net loss                                                                               (30,564,331)           (8,934,259)
Accretion of mandatorily redeemable preferred stock                                              -               (82,473)
                                                                                      ------------          ------------

Net loss available to common stockholders                                            $ (30,564,331)        $  (9,016,732)
                                                                                     =============         =============

Net loss per common share:
         Basic                                                                               (0.20)                (0.15)
         Diluted                                                                             (0.20)                (0.15)
Weighted average shares outstanding:
         Basic                                                                         156,162,959            59,286,920
         Diluted                                                                       156,162,959            59,286,920



        The accompanying notes are an integral part of these consolidated financial statements.

                                       RED HAT, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      Three Months Ended
                                                                                        ---------------------------------------
                                                                                            August 31,             August 31,
                                                                                               2000                   1999
                                                                                           (unaudited)             (unaudited)
                                                                                         ---------------         -------------
 Cash flows from operating activities:
    Net loss                                                                              $   (15,712,873)        $  (4,844,726)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                             10,120,162               435,039
     Stock-based compensation expense                                                           3,075,723               563,003
     Provision for doubtful accounts                                                              515,265                32,120
     Provision for inventory obsolescence                                                         379,152                     -
     Loss on sale of property and equipment                                                        32,687                     -
     Deferred revenue                                                                          (1,503,168)             (482,398)
Changes in operating assets and liabilities:
     Accounts receivable                                                                       (3,591,954)            1,301,600
     Inventory                                                                                    830,299               187,054
     Prepaid expenses                                                                               9,326              (309,627)
     Intangibles and other assets                                                                (210,475)             (276,224)
     Accounts payable                                                                          (1,958,732)              498,954
     Royalties payable                                                                             (2,717)              124,963
     Accrued expenses                                                                           1,561,860               624,101
                                                                                          ---------------         -------------

     Net cash used in operating activities                                                     (6,455,445)           (2,146,141)
                                                                                          ---------------         -------------

Cash flows from investing activities:
   Purchase of investment securities                                                           (1,296,954)         (100,050,322)
   Proceeds from sales and maturities of investment securities                                 15,250,000             4,930,640
   Proceeds from sale of equipment                                                                 29,528                     -
   Cost of acquisitions, net of cash and cash equivalents acquired                               (514,697)                    -
   Purchase of property and equipment                                                          (4,716,115)             (804,259)
                                                                                          ---------------         -------------

     Net cash (used in) provided by investing activities                                        8,751,762           (95,923,941)
                                                                                          ---------------         -------------

Cash flows from financing activities:
   Decrease in stockholders' notes receivable                                                           -                     -
   Repayments of notes payable                                                                   (507,291)             (118,363)
   Proceeds from issuance of common stock, net                                                          -            88,701,021
   Proceeds from issuance of mandatorily redeemable preferred stock, net                                -                     -
   Proceeds from issuance of preferred stock                                                            -                     -
   Payment of offering costs                                                                      (52,095)                    -
   Proceeds from issuance of common stock under Employee Stock Purchase Plan                            -                     -
   Proceeds from exercise of common stock options and warrants                                  1,013,663             1,063,725
   Payments on capital lease obligations                                                          (51,993)              (29,396)
                                                                                          ---------------         -------------

     Net cash provided by financing activities                                                    402,284            89,616,987
                                                                                          ---------------         -------------

Effect of foreign currency exchange rates on cash and cash equivalents                           (545,929)                    -
Net increase in cash and cash equivalents                                                       2,152,672            (8,453,095)
Cash and cash equivalents at beginning of the year                                            106,050,164            25,959,508
                                                                                          ---------------         -------------

Cash and cash equivalents at end of period                                                $   108,202,836         $  17,506,413
                                                                                          ===============         =============


                                                                                                    Six Months Ended
                                                                                         -------------------------------------
                                                                                            August 31,             August 31,
                                                                                               2000                   1999
                                                                                           (unaudited)             (unaudited)
                                                                                         ---------------          ------------
 Cash flows from operating activities:
    Net loss                                                                              $   (30,564,331)         $ (8,934,259)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                             16,240,609               649,040
     Stock-based compensation expense                                                           6,230,942               870,543
     Provision for doubtful accounts                                                            1,037,729               152,246
     Provision for inventory obsolescence                                                         544,672                     -
     Loss on sale of property and equipment                                                        73,655                 2,749
     Deferred revenue                                                                             713,936             2,578,475
Changes in operating assets and liabilities:
     Accounts receivable                                                                       (8,302,629)           (1,188,069)
     Inventory                                                                                   (190,060)             (541,506)
     Prepaid expenses                                                                            (266,301)             (734,698)
     Intangibles and other assets                                                              (3,110,881)             (577,385)
     Accounts payable                                                                          (6,943,499)            1,766,763
     Royalties payable                                                                            (77,012)               72,889
     Accrued expenses                                                                           5,971,771               812,985
                                                                                          ---------------          ------------

     Net cash used in operating activities                                                    (18,641,399)           (5,070,227)
                                                                                          ---------------          ------------

Cash flows from investing activities:
   Purchase of investment securities                                                         (228,091,718)         (100,050,322)
   Proceeds from sales and maturities of investment securities                                116,363,082             5,945,114
   Proceeds from sale of equipment                                                                 29,528                     -
   Cost of acquisitions, net of cash and cash equivalents acquired                                (25,936)                    -
   Purchase of property and equipment                                                          (6,659,950)           (1,436,343)
                                                                                          ---------------          ------------

     Net cash (used in) provided by investing activities                                     (118,384,994)          (95,541,551)
                                                                                          ---------------          ------------

Cash flows from financing activities:
   Decrease in stockholders' notes receivable                                                      66,899                 5,969
   Repayments of notes payable                                                                   (507,291)           (1,245,226)
   Proceeds from issuance of common stock, net                                                          -            88,701,021
   Proceeds from issuance of mandatorily redeemable preferred stock, net                                -             3,188,035
   Proceeds from issuance of preferred stock                                                            -             5,148,448
   Payment of offering costs                                                                      (52,095)                    -
   Proceeds from issuance of common stock under Employee Stock Purchase Plan                       96,674                     -
   Proceeds from exercise of common stock options and warrants                                  3,738,488             2,904,577
   Payments on capital lease obligations                                                          (91,773)              (70,219)
                                                                                          ---------------          ------------

     Net cash provided by financing activities                                                  3,250,902            98,632,605
                                                                                          ---------------          ------------

Effect of foreign currency exchange rates on cash and cash equivalents                           (447,705)                    -
Net increase in cash and cash equivalents                                                    (134,223,196)           (1,979,173)
Cash and cash equivalents at beginning of the year                                            242,426,032            19,485,586
                                                                                          ---------------          ------------

Cash and cash equivalents at end of period                                                $   108,202,836         $  17,506,413
                                                                                          ===============         =============



   The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1-Organization

Red Hat, Inc. and its subsidiaries ("Red Hat" or the "Company") are a leading developer and global provider of open source software products and services, and have built a comprehensive web site dedicated to the open source software community. Red Hat, Inc. was incorporated in Connecticut in March 1993 as ACC Corp., Inc. In September 1995 ACC Corp., Inc. changed its name to Red Hat Software, Inc. In September 1998, Red Hat Software, Inc. reincorporated in Delaware. In June 1999, Red Hat Software, Inc. changed its name to Red Hat, Inc. On January 7, 2000, Red Hat acquired Cygnus Solutions, Inc. in a transaction accounted for using the pooling of interests method of accounting. All prior period financial statements of Red Hat have been restated to reflect this combination.


NOTE 2-Summary of Significant Accounting Policies

Unaudited Interim Financial Information
The interim consolidated financial statements as of August 31, 2000 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at February 29, 2000 has been derived from the audited consolidated financial statements at that date. Operating results for the three month period ended August 31, 2000 are not necessarily indicative of the results that may be expected for the year ended February 28, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended February 29, 2000.

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

Accounts Receivable

The Company's accounts receivable include $3,768,304 and $2,433,095 in unbilled receivables at August 31, 2000 and February 29, 2000, respectively. Unbilled receivables arise as revenues for custom development services are recognized under the percentage-of-completion method. These amounts are billable at specified dates, which do not necessarily coincide with timing of revenue recognition.

Investments

The Company's investments at August 31, 2000 and February 29, 2000 are in government and debt securities which are classified as available for sale and carried at market value in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The Company's investments are considered available for sale as these securities could potentially be sold in response to needs for liquidity, changes in the availability of and the yield on alternative instruments or changes in funding sources or terms. The Company has an unrealized loss of $153,219 and $575,647 related to these investments at August 31, 2000 and February 29, 2000, respectively, which is recorded as other comprehensive income (loss), a separate component of stockholders' equity.

Inventory

The costs incurred for duplicating the computer software, documentation, and training materials sold by the Company from the product masters and for packaging the product for distribution are capitalized as inventory using the weighted average method and charged to cost of sales when revenue from the sale of units is recognized. Management periodically evaluates the realizability of inventory based on planned release dates of product updates and records a reserve for obsolescence when necessary. The reserve for inventory obsolescence was $474,152 and $335,000 at August 31, 2000 and February 29, 2000,
respectively.

Capitalized Software Costs

Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. As a result of the Company's practice of releasing source code that it has developed on a weekly basis for unrestricted download on the Internet, there is generally no passage of time between achievement of technological feasibility and the availability of the Company's product for general release. Therefore, the Company has no capitalized software development costs at August 31, 2000 and February 29, 2000.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment, and other assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. No impairments were required to be recognized during the three and six month periods ended August 31, 2000 and 1999.

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

Upon the release of Version 6.0 of Official Red Hat Linux in May 1999, the Company began providing certain telephone and e-mail technical support services with Official Red Hat Linux and Red Hat Secure Web Server for a period of 90 days from the date of registration of the software products for no additional fee. In June 1999, the Company also began to provide to purchasers of Official Red Hat Linux and Red Hat Secure Web Server subscription services for a period of six months from the date of registration of the software products. In October 1999, the Company released Version 6.1 of Red Hat Linux and began to include the Secure Web Server product in the "professional" version of Version 6.1 of Official Red Hat Linux. In March 2000, the Company released Version 6.2 of Red Hat Linux. In accordance with the provisions of Statement of Opinion No. 97-2, "Software Revenue Recognition" ("SOP 97-2") as amended by SOP 98-4 and SOP 98-9, the Company is recognizing all of the revenue from the sale of Versions 6.0, 6.1 and 6.2 Official Red Hat Linux over the period that the technical support and subscription services are provided as the Company does not sell these technical support and subscription services separately and therefore does not have vendor specific objective evidence of the fair value of these services. For Versions 6.0, 6.1 and 6.2, these revenues are recognized ratably over the period that the technical support and subscription services are provided in proportion to the costs incurred to provide such technical support and subscription services. Revenue from sale of books published by the Company, which is included in subscription revenue, is recognized at the date of shipment, net of estimated returns.

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

Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company's common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair market value of the Company's common stock at the grant date, the difference between the fair market value of the Company's common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense over the vesting period of the stock option. Stock-based compensation also includes the amortization of deferred compensation related to the value of certain shares of common stock to be issued to certain HKS shareholders contingent on their continued employment with the Company for a period of three years after the date of acquisition. The Company recognized $3,494,744 and $584,439 in non-cash compensation expense related to amortization of deferred compensation during the three month periods ended August 31, 2000 and 1999, respectively, and $7,212,497 and $956,064 during the six month periods ended August 31, 2000 and 1999, respectively. In addition, the Company also classifies the employer portion of tax liabilities paid upon exercise of non-qualified stock options and warrants as stock-based compensation. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

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

Net Loss Per Common Share

The Company computes net loss per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per common share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss available to common stockholders per common share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants and shares issuable upon conversion of outstanding mandatorily redeemable preferred stock. The calculation of net loss per share available to common stockholders does not include 15,977,029 and 72,366,682 potential shares of common stock equivalents for the three month periods ended August 31, 2000 and 1999, respectively, and 16,280,885 and 77,591,658 potential shares of common stock equivalents for the six month periods ended August 31, 2000 and 1999, respectively, as their impact would be antidilutive.

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

The Company has international offices in the United Kingdom, Ireland, Germany, France, Italy, Singapore, Australia, and Japan. The following disclosure aggregates individually immaterial international operations and separately discloses the significant international operations at and for the three and six month periods ended August 31, 2000.

                                                           North America        Europe        Asia Pacific         Total
                                                                                               and Japan
                                                           -------------    -------------    -------------    -------------
                                                                          Three Months Ended August 31, 2000
                                                                          ----------------------------------
 Revenues from
   unaffiliated
   customers   .........................................   $  14,908,890    $   2,203,190    $   1,381,309    $  18,493,389
 Net Loss ..............................................   $ (13,752,004)   $    (912,750)   $  (1,048,119)   $ (15,712,873)
 Total Assets ..........................................   $ 461,962,786    $   7,268,672    $   2,893,017    $ 472,124,475


                                                                            Six Months Ended August 31, 2000
                                                                            --------------------------------
Revenues from
    unaffiliated
    customers ..........................................   $  27,860,536    $   4,275,747    $   2,385,804    $  34,522,087
Net Loss ...............................................   $ (26,559,905)   $  (1,913,906)   $  (2,090,520)   $ (30,564,331)
Total Assets ...........................................   $ 461,962,786    $   7,268,672    $   2,893,017    $ 472,124,475

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

Comprehensive Income

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company's items of other comprehensive income (loss) during the three months ended August 31, 2000 totaled $541,145 and are comprised of an unrealized loss on investments in marketable securities of $153,219 and a foreign currency translation adjustment of $387,926. The Company had no items of other comprehensive income during the three month period ended August 31, 1999.

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


NOTE 3-Business Combinations

In July 2000, the Company completed the acquisition of all of the outstanding common stock of WireSpeed Communications Corporation, Inc. ("WireSpeed") in exchange for the issuance of 1,461,119 shares of the Company's common stock, and the assumption of all of the outstanding stock options valued, in the aggregate, at $35,832,638, plus the assumption of $741,525 in net liabilities. The acquisition of Wirespeed has been accounted for using the purchase method of accounting in accordance with APB 16 and, accordingly, the excess of purchase price over the fair values of the net assets acquired of $36,574,163 has been recorded as goodwill, which is being amortized on a straight-line basis over three years. In addition to the above, additional shares may be issued, with a market value as defined in the agreement, if certain performance objectives are met. The number and value of these shares will be determined and recorded as goodwill as the performance objectives are met.


NOTE 4-Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable at August 31, 2000 and February 29, 2000 approximated their fair value due to the short-term nature of these items. The fair value of the Company's short-term and long-term investments at August 31, 2000 and February 29, 2000, differed from their historical cost by $153,219 and $575,647, respectively. The Company had $97,497 and $67,827 of realized gains or losses, respectively, on investments during the three month period ended August 31, 2000. The Company did not have any realized gains or losses during the three month period ended August 31, 1999. The Company had $97,497 and $67,827 of realized gains or losses, respectively, on investments during the six month period ended August 31, 2000. The Company did not have any realized gains or losses during the six month period ended August 31, 1999.


NOTE 5-Subsequent Event

On September 5, 2000, the Company completed its acquisition of all of the outstanding capital stock and assumed all of the outstanding stock options of C2Net Software, Inc. ("C2Net"). At closing, Red Hat issued 974,567 shares of common stock, and reserved 1,018,276 shares for issuance upon exercise of assumed options. C2Net is the developer of the Apache-based Stronghold (R) secure web server. The acquisition will be accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price will be allocated to net tangible and intangible assets acquired based on their estimated fair market values. The balance of the purchase price will be recorded as goodwill.

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

Sales of Official Red Hat Linux have historically represented our principal source of revenue. We derive our subscription revenue primarily from the sale of software products and technical support contracts:

         o        through distributors to enterprise and retail accounts;

         o directly to individual users and enterprises through our redhat.com web site, our call center, and our direct sales force; and

         o from original equipment manufacturers which license our software and support services directly.

We recognize revenue from software product sales to distributors and original equipment manufacturers for which no technical support is provided at the time our products are shipped, net of a reserve for estimated sales returns. This reserve is recognized based on our historical experience with these distributors' rates of sell-through to the end user. Revenue from the sale of software products to individual users and enterprises for which no technical support is provided is recognized on the date we ship the software products. Upon the release of Version 6.0 of Red Hat Linux in May 1999, we began selling Official Red Hat Linux and Red Hat Secure Web Server with 30 days of free telephone technical support, 90 days of free e-mail technical support and 180 days of subscription services. In accordance with the provisions of Statement of Position No. 97-2 "Software Revenue Recognition", we are recognizing all of the revenue from the sale of Version 6.0 of Official Red Hat Linux and subsequent versions ratably over the period that the technical support and subscription services are provided in proportion to the costs incurred to provide such technical support and subscription services as compared to estimated total costs to be incurred.

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

We have recently added new features to our redhat.com web site and intend to develop additional features which we believe will result in an increase in both the number of visitors who access our web site and in revenue generated through our web site, including through

         o        the sale of our own software and solutions;

         o        the sale of third-party products;

         o the sale of products co-branded or bundled with third-party products; and

         o        the sale of advertising.

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

                              Results of Operations

The following table sets forth the results of operations for Red Hat expressed as a percentage of total revenue.

                                                                 Three Months Ended                Six Months Ended
                                                                       August 31,                      August 31,
                                                               ------------------------         -----------------------
                                                                 2000            1999            2000            1999
                                                               --------        --------         --------       --------
                                                                       (Unaudited)                     (Unaudited)
Revenue:
    Subscription                                                  50.0%           55.9%           51.5%           54.4%
    Services                                                      42.2%           43.1%           40.7%           44.6%
    Web                                                            7.8%            1.0%            7.8%            1.0%
                                                               --------        --------         --------       --------

      Total revenue                                              100.0%          100.0%          100.0%          100.0%
                                                               --------        --------         --------       --------

Cost of revenue:
    Subscription                                                  19.2%           30.7%           21.0%           29.1%
    Services                                                      22.7%           22.0%           22.6%           21.0%
    Web                                                            0.3%            1.9%            0.4%            1.7%
                                                               --------        --------         --------       --------

      Total cost of revenue                                       42.2%           54.6%           44.0%           51.8%
                                                               --------        --------         --------       --------

Gross profit                                                      57.8%           45.4%           56.0%           48.2%
                                                               --------        --------         --------       --------

Operating expense:
    Sales and marketing                                           45.9%           46.7%           52.1%           46.2%
    Research and development                                      19.9%           23.0%           20.1%           25.6%
    General and administrative                                    39.7%           18.7%           41.9%           21.3%
    Amortization of goodwill and intangibles                      48.8%            0.0%           41.3%            0.0%
    Stock-based compensation                                      18.9%            5.6%           20.9%            5.1%
                                                               --------        --------         --------       --------

      Total operating expense                                    173.2%           94.0%          176.3%           98.2%
                                                               --------        --------         --------       --------

Loss from operations                                            -115.4%          -48.6%         -120.3%          -50.0%
                                                               --------        --------         --------       --------

Interest income (expense), net                                    30.6%            3.9%           32.0%            3.4%
                                                               --------        --------         --------       --------

Loss before income taxes                                         -84.8%          -44.7%          -88.3%          -46.6%
Provision for income taxes                                         0.2%            1.3%            0.3%            1.1%
                                                               --------        --------         --------       --------

Net loss                                                         -85.0%          -46.0%          -88.6%          -47.7%
Accretion of mandatorily redeemable preferred stock                0.0%           -0.4%            0.0%           -0.4%
                                                               --------        --------         --------       --------

Net loss available to common stockholders                        -85.0%          -46.4%          -88.6%          -48.1%
                                                               ========        ========         ========       ========


Three Months Ended August 31, 2000 and August 31, 1999


Total revenue

Total revenue increased 75.5% to $18.5 million in the three months ended August 31, 2000 from $10.5 million in the three months ended August 31, 1999. Revenue from international operations totaled $3.6 million during the three months ended August 31, 2000. We established international operations for sale of our software products in August 1999. Prior to August 1999, our international revenue was limited to revenue generated from custom development services performed for international customers.

Subscription revenue

Subscription revenue is comprised primarily of revenue from sales of Official Red Hat Linux and related software products, sales of publications about Linux-based operating systems, sales of software development tools, and technical support and maintenance. Subscription revenue increased 57.1% to $9.3 million in the three months ended August 31, 2000 from $5.9 million in the three months ended August 31, 1999. This increase was primarily due to the release of Version 6.2 of Official Red Hat Linux in March 2000 and an increase in technical support and maintenance revenue as a result of our focus on providing these services beginning subsequent to August 1999. As a percentage of total revenue, subscription revenue decreased to 50.0% in the three months ended August 31, 2000 from 55.9% in the three months ended August 31, 1999. The decrease in subscription revenue as a percentage of total revenue is primarily a result of the expansion of our web initiatives and the growth in our services revenue.

Services revenue

Services revenue is primarily comprised of custom development fees, training and education fees, and short-term consulting contracts. Services revenue increased 71.7% to $7.8 million in the three months ended August 31, 2000 from $4.5 million in the three months ended August 31, 1999. The increase in services revenue resulted primarily from an increase in custom development revenue due to an increase in the number, size and scope of custom development contracts and an increase in training and education revenue due to the expansion of our course offerings. As a percentage of total revenue, services revenue decreased to 42.2% in the three months ended August 31, 2000 from 43.1% in the three months ended August 31, 1999. The decrease in services revenue as a percentage of total revenue is primarily a result of the expansion of our web initiatives.

Web revenue

Web revenue is comprised primarily of fees generated from contracts with advertisers to display advertisements on our web site. Web revenue increased to $1.4 million in the three months ended August 31, 2000 from $0.1 million in the three months ended August 31, 1999. As a percentage of total revenue, web revenue increased to 7.8% in the three months ended August 31, 2000 from 1.0% in the three months ended August 31, 1999. These increases were due to the commencement of our web initiatives during the fiscal year ending February 29, 2000. We expect web revenue to increase as a percentage of revenue in the future as advertising revenue and royalties from the sale of third-party products and products co-branded or bundled with third-party products continues to grow.


Cost of revenue

Cost of subscription revenue

Cost of subscription revenue consists of expenses we incur to manufacture, package and distribute our products and related documentation. These costs include expenses for physical media, literature and packaging, fulfillment and shipping, and labor related costs to provide technical support and maintenance. Cost of subscription revenue increased 9.9% to $3.6 million in the three months ended August 31, 2000 from $3.2 million in the three months ended August 31, 1999. This increase was directly related to the increase in sales volumes as a result of the release of Version 6.2 of Official Red Hat Linux in March 2000 and costs incurred to provide technical support and maintenance services. As a percentage of subscription revenue, cost of subscription revenue increased to 45.6% in the three months ended August 31, 2000 from 40.3% in the three months ended August 31, 1999. This increase was due to an increase in sales volumes in the three months ended August 31, 2000. We expect the costs of subscription revenue to decrease as a percentage of revenue in the future as sales volumes increase.

Cost of services revenue

Cost of services revenue is primarily comprised of salaries and related costs incurred for custom development, training and education, and hardware certification services. We incur no direct costs related to royalties received from the licensing of our trademarks to third parties. Cost of services revenue increased 80.4% to $4.2 million in the three months ended August 31, 2000 from $2.3 million in the three months ended August 31, 1999. This increase was primarily due to the addition of personnel to provide custom development, training and education, and hardware certification services, and the development of our services organization. As a percentage of services revenue, cost of services revenue increased to 53.6% in the three months ended August 31, 2000 from 51.0% in the three months ended August 31, 1999. This increase was primarily due to cost of services revenue increasing at a higher rate than services revenue.

We expect cost of services to increase as we further expand our service offerings. Cost of services as a percentage of services revenue is expected to vary significantly from period to period depending upon:

         o        the mix of services we provide;

         o        the number and scope of custom development contracts;

         o whether such services are provided by us or third-party partners and contractors;

         o        the overall utilization rate of our services staff; and

         o        the use of our redhat.com web site to deliver these services

Cost of web revenue

Cost of web revenue includes the cost of developing advertising on our web site. Cost of web revenue decreased 71.2% to $58,000 in the three months ended August 31, 2000 from $0.2 million in the three months ended August 31, 1999. As a percentage of web revenue, cost of web revenue decreased to 4.1% in the three months ended August 31, 2000 from 192.1% in three months ended August 31, 1999. These decreases were due to the development of our web advertising group and initial expenses related to our offering of web advertising for the first time during the fiscal year ended February 29, 2000.

Gross Profit

Gross profit increased 123.7% to $10.7 million in the three months ended August 31, 2000 from $4.8 million in the three months ended August 31, 1999. As a percentage of total revenue, gross profit increased to 57.8% in the three months ended August 31, 2000 from 45.4% in the three months ended August 31, 1999. These increases were primarily the result of the increases in sales of software products, due to the release of Version 6.2 of Official Red Hat Linux in March 2000, and web advertisements which were at a higher proportion relative to the associated cost of revenue. These revenue increases were partially offset by increased costs of services resulting from the addition of personnel to provide custom development, training and education, and hardware certification services, and the development of our services organization.


Operating expense

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and tradeshows. Sales and marketing expense increased 72.4% to $8.5 million in the three months ended August 31, 2000 from $4.9 million in the three months ended August 31, 1999. As a percentage of total revenue, sales and marketing expense decreased to 45.9% in the three months ended August 31, 2000 from 46.7% in the three months ended August 31, 1999. The increase in sales and marketing expense was due primarily to higher advertising and promotional costs incurred to promote the release of Version 6.2 of Official Red Hat Linux, our web advertising and service offerings and, to a lesser extent, our new software development tools. The increase was also due to higher costs resulting from joint marketing arrangements with distributors. We expect sales and marketing expense to continue to increase in dollar amount as we promote the expansion of our services offerings and web site and expand our international subscription operations.

Research and development

Research and development expense consists primarily of personnel and related costs for development of our software products and web site. Research and development expense increased 51.6% to $3.7 million in the three months ended August 31, 2000 from $2.4 million in the three months ended August 31, 1999. As a percentage of total revenue, research and development expense decreased to 19.9% in the three months ended August 31, 2000 from 23.0% in the three months ended August 31, 1999. The increase in research and development expense resulted from increased spending related to the development of our web initiatives and costs incurred to complete the development of Version 6.2 of Official Red Hat Linux, partially offset by a decrease in spending related to the development of software development tools as these products were completed during the year ended February 29, 2000. We expect research and development expense to continue to increase in dollar amount as we continue to add content to our web site and create additional features for Red Hat Linux.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, facilities and information systems expenses and merger and acquisition costs. General and administrative expense increased 272.7% to $7.3 million in the three months ended August 31, 2000 from $2.0 million in the three months ended August 31, 1999. This increase resulted from:

         o an increase in merger and acquisition costs to $1.3 million in the three months ended August 31, 2000 from zero in the three months ended August 31, 1999. This increase was primarily due to the number of acquisitions completed thus far in fiscal 2001. Merger and acquisition expense consists of costs incurred in connection with investigating potential acquisitions, the cost of acquisitions accounted for using the pooling of interests method of accounting, and other one-time nonrecurring expenses.

         o an increase in payroll costs due to an increase in the number of general and administrative personnel to support the growth of our business;

         o an increase in legal and accounting costs due to our initial public offering and our geographic expansion; and

         o an increase in insurance costs as a result of our becoming a public company.

As a percentage of total revenue, general and administrative expense increased to 32.8% in the three months ended August 31, 2000 from 18.7% in the three months ended August 31, 1999. We expect general and administrative expense to continue to increase in dollar amount and decrease as a percentage of revenue as we add administrative personnel to support our business expansion and continue to incur costs related to our merger and acquisition activity.

Amortization of goodwill and intangibles

Amortization of goodwill and intangibles expense consists of the amortization of goodwill and other intangible assets. Goodwill, which represents the excess of acquisition cost over the net assets acquired in business combinations, is amortized over its estimated useful life which is three years. Costs incurred for acquiring trademarks, copyrights and patents are capitalized and amortized using the straight line method over their estimated useful lives, which range from 5 to 15 years. Amortization of goodwill and intangibles expense increased to $9.0 million in the three months ended August 31, 2000 from $1,000 in the three months ended August 31, 1999. As a percentage of total revenue, amortization of goodwill and intangibles expense increased to 48.8% in the three months ended August 31, 2000 from 0.0% in the three months ended August 31, 1999. These increases were primarily due to the acquisitions of HKS in January 2000, Bluecurve, Inc. in May 2000, and WireSpeed in July 2000.

Stock-based compensation

Stock-based compensation expense consists of the amortization of deferred compensation related to stock options granted to employees, primarily new members of our management team that were recruited immediately prior to our initial public offering in August 1999, with an exercise price below the fair market value of our common stock at the date of grant. Deferred compensation is amortized over the vesting period of the related stock options, which is generally four years. Stock-based compensation also includes the amortization of deferred compensation related to the value of certain shares of common stock to be issued to certain HKS shareholders contingent on their continued employment with the Company for a period of three years after the date of acquisition, as well as, the employer portions of tax liabilities paid upon exercise of non-qualified stock options and warrants. Stock-based compensation expense increased to $3.5 million in the three months ended August 31, 2000 from $0.6 million in the three months ended August 31, 1999. As a percentage of total revenue, stock based compensation expense increased to 18.9% in the three months ended August 31, 2000 from 5.6% in the three months ended August 31, 1999. Stock-based compensation is expected to be approximately $13.5 million, $13.5 million, and $11.9 million in fiscal years 2001, 2002, and 2003, respectively.

Other income (expense), net

Other income (expense), net consists of interest income earned on cash deposited in money market accounts and other short-term investments, net of interest expense incurred on capital leases. Other income (expense), net increased to income of $5.7 million in the three months ended August 31, 2000 from income of $0.4 in the three months ended August 31, 1999. As a percentage of total revenue, other income (expense), net increased to 30.6% in the three months ended August 31, 2000 from 3.9% in the three months ended August 31, 1999. These increases resulted from higher average cash and investment balances in the three months ended August 31, 2000 as compared to the three months ended August 31, 1999 due primarily to the receipt of proceeds from the sale of common stock in our initial and secondary public offerings in August 1999 and February 2000, respectively.

Provision for income taxes

Provision for income taxes decreased to $35,000 for the three months ended August 31, 2000 from $140,000 in the three months ended August 31, 1999. The decrease in provision for income taxes for the three months ended August 31, 2000 was primarily due to a decrease in our taxable income.

Accretion of mandatorily redeemable preferred stock

Accretion of mandatorily redeemable preferred stock decreased to zero in the three months ended August 31, 2000 from $39,000 in the three months ended August 31, 1999. Accretion of mandatorily redeemable preferred stock ceased with the completion of our initial public offering in August 1999 when all outstanding mandatorily redeemable preferred stock converted to common stock.


Six Months Ended August 31, 2000 and August 31, 1999


Total revenue

Total revenue increased 83.9% to $34.5 million in the six months ended August 31, 2000 from $18.8 million in the six months ended August 31, 1999. Revenue from international operations totaled $6.7 million during the six months ended August 31, 2000. We established international operations for sale of our software products in August 1999. Prior to August 1999, our international revenue was limited to revenue generated from custom development services performed for international customers.

Subscription revenue

Subscription revenue increased 74.3% to $17.8 million in the six months ended August 31, 2000 from $10.2 million in the six months ended August 31, 1999. This increase was primarily due to the release of Version 6.2 of Official Red Hat Linux in March 2000 and an increase in technical support and maintenance revenue as a result of our focus on providing these services beginning subsequent to August 1999. As a percentage of total revenue, subscription revenue decreased to 51.5% in the six months ended August 31, 2000 from 54.4% in the six months ended August 31, 1999. This decrease in subscription revenue as a percentage of total revenue is primarily a result of the expansion of our web initiatives and the growth in our services revenue.

Services revenue

Services revenue increased 67.9% to $14.1 million in the six months ended August 31, 2000 from $8.4 million in the six months ended August 31, 1999. The increase in services revenue resulted primarily from an increase in custom development revenue due to an increase in the number, size and scope of custom development contracts and an increase in training and education revenue due to the expansion of our course offerings in the six months ended August 31, 2000. As a percentage of total revenue, services revenue decreased to 40.7% in the six months ended August 31, 2000 from 44.6% in the six months ended August 31, 1999. The decrease in services revenue as a percentage of total revenue is primarily a result of the expansion of our web initiatives and the growth in our subscription revenue.

Web revenue

Web revenue increased to $2.7 million in the six months ended August 31, 2000 from $0.2 million in the six months ended August 31, 1999. As a percentage of total revenue, web revenue increased to 7.7% in the six months ended August 31, 2000 from 1.0% in the six months ended August 31, 1999. These increases were due to the commencement of our web initiatives during the fiscal year ending February 29, 2000. We expect web revenue to increase as a percentage of revenue in the future as advertising revenue and royalties from the sale of third-party products and products co-branded or bundled with third-party products continues to grow.


Cost of revenue

Cost of subscription revenue

Cost of subscription revenue increased 32.4% to $7.2 million in the six months ended August 31, 2000 from $5.5 million in the six months ended August 31, 1999. This increase was directly related to the increase in costs to provide telephone support and subscription services upon the release of Version 6.0 of Official Red Hat Linux and the increase in sales volumes as a result of the release of Version 6.2 of Official Red Hat Linux in March 2000 and costs incurred to provide technical support and maintenance services. As a percentage of subscription revenue, cost of subscription revenue decreased to 40.7% in the six months ended August 31, 2000 from 53.6% in the six months ended August 31, 1999. This decrease was due to an increase in sales volumes, which resulted in a decrease in cost per unit, and use of the internet as a delivery mechanism for the technical support and maintenance of our products in the six months ended August 31, 2000. We expect the costs of subscription revenue to continue to decrease as a percentage of revenue in the future as sales volumes increase.

Cost of services revenue

Cost of services revenue increased 98.6% to $7.8 million in the six months ended August 31, 2000 from $3.9 million in the six months ended August 31, 1999. This increase was primarily due to the addition of personnel to provide custom development, training and education, and hardware certification services, and the development of our services organization. As a percentage of services revenue, cost of services revenue increased to 55.6% in the six months ended August 31, 2000 from 47.0% in the six months ended August 31, 1999. This increase was primarily due to cost of services revenue increasing at a higher rate than services revenue.

We expect cost of services to increase as we further expand our service offerings. Cost of services as a percentage of services revenue is expected to vary significantly from period to period depending upon:

         o        the mix of services we provide;

         o        the number and scope of custom development contracts;

         o whether such services are provided by us or third-party partners and contractors;

         o        the overall utilization rate of our services staff; and

         o        the use of our redhat.com web site to deliver these services

Cost of web revenue

Cost of web revenue decreased 63.3% to $0.1 million in the six months ended August 31, 2000 from $0.3 million in the six months ended August 31, 1999. As a percentage of web revenue, cost of web revenue decreased to 4.5% in the six months ended August 31, 2000 from 175.5% in six months ended August 31, 1999. These decreases were due to the development of our web advertising group and initial expenses related to our offering of web advertising for the first time during the six months ended August 31, 1999.

Gross Profit

Gross profit increased 114.0% to $19.3 million in the six months ended August 31, 2000 from $9.0 million in the six months ended August 31, 1999. As a percentage of total revenue, gross profit increased to 56.0% in the six months ended August 31, 2000 from 48.2% in the six months ended August 31, 1999. These increases were primarily the result of the increases in sales of software products, due to the release of Version 6.2 of Official Red Hat Linux in March 2000, and web advertisements which were at a higher proportion relative to the associated cost of revenue. These revenue increases were partially offset by increased costs of services resulting from the addition of personnel to provide custom development, training and education, and hardware certification services, and the development of our services organization.


Operating expense

Sales and marketing

Sales and marketing expense increased 107.5% to $18.0 million in the six months ended August 31, 2000 from $8.7 million in the six months ended August 31, 1999. As a percentage of total revenue, sales and marketing expense increased to 52.1% in the six months ended August 31, 2000 from 46.2% in the six months ended August 31, 1999. These increases were due primarily to higher advertising and promotional costs incurred to promote the release of Version 6.2 of Official Red Hat Linux, our web advertising and service offerings and, to a lesser extent, our new software development tools. These increases were also due to higher costs resulting from joint marketing arrangements with distributors. We expect sales and marketing expense to continue to increase in dollar amount as we promote the expansion of our services offerings and web site and expand our international subscription operations.

Research and development

Research and development expense increased 44.5% to $6.9 million in the six months ended August 31, 2000 from $4.8 million in the six months ended August 31, 1999. As a percentage of total revenue, research and development expense decreased to 20.1% in the six months ended August 31, 2000 from 25.6% in the six months ended August 31, 1999. The increase in research and development expense resulted from increased spending related to the development of our web initiatives and costs incurred to complete the development of Version 6.2 of Official Red Hat Linux, partially offset by a decrease in spending related to the development of software development tools as these products were completed during the year ended February 29, 2000. We expect research and development expense to continue to increase in dollar amount as we continue to add content to our web site and create additional features for Red Hat Linux.

General and administrative

General and administrative expense increased 262.8% to $14.5 million in the six months ended August 31, 2000 from $4.0 million in the six months ended August 31, 1999. This increase resulted from:

         o an increase in merger and acquisition costs to $4.6 million in the six months ended August 31, 2000 from zero in the six months ended August 31, 1999. This increase was primarily due to the number of acquisitions completed thus far in fiscal 2001.

         o an increase in payroll costs due to an increase in the number of general and administrative personnel to support the growth of our business;

         o an increase in legal and accounting costs due to our initial public offering in August 1999 and our geographic expansion; and

         o an increase in insurance costs as a result of our becoming a public company.

As a percentage of total revenue, general and administrative expense increased to 28.5% in the six months ended August 31, 2000 from 21.3% in the six months ended August 31, 1999.

Amortization of goodwill and intangibles

Amortization of goodwill and intangibles expense increased to $14.2 million in the six months ended August 31, 2000 from $3,000 in the six months ended August 31, 1999. As a percentage of total revenue, amortization of goodwill and intangibles expense increased to 41.3% in the six months ended August 31, 2000 from 0.0% in the six months ended August 31, 1999. These increases were primarily due to the acquisitions of HKS in January 2000, Bluecurve, Inc. in May 2000, and WireSpeed in July 2000.

Stock-based compensation

Stock-based compensation expense increased to $7.2 million in the six months ended August 31, 2000 from $1.0 million in the six months ended August 31, 1999. As a percentage of total revenue, stock based compensation expense increased to 20.9% in the six months ended August 31, 2000 from 5.1% in the six months ended August 31, 1999. Stock-based compensation is expected to be approximately $13.5 million, $13.5 million, and $11.9 million in fiscal years 2001, 2002, and 2003, respectively.

Other income (expense), net

Other income (expense), net consists of interest income earned on cash deposited in money market accounts and other short-term investments, net of interest expense incurred on capital leases. Other income (expense), net increased to income of $11.1 million in the six months ended August 31, 2000 from income of $0.6 in the six months ended August 31, 1999. As a percentage of total revenue, other income (expense), net increased to 32.0% in the six months ended August 31, 2000 from 3.4% in the six months ended August 31, 1999. These increases resulted from higher average cash and investment balances in the six months ended August 31, 2000 as compared to the six months ended August 31, 1999 due primarily to the receipt of proceeds from the sale of common stock in our initial and secondary public offerings in August 1999 and February 2000, respectively.

Provision for income taxes

Provision for income taxes decreased to $99,000 for the six months ended August 31, 2000 from $0.2 million in the six months ended August 31, 1999. The decrease in provision for income taxes for the six months ended August 31, 2000 was primarily due to a decrease in our taxable income.

Accretion of mandatorily redeemable preferred stock

Accretion of mandatorily redeemable preferred stock decreased to zero in the six months ended August 31, 2000 from $83,000 in the six months ended August 31, 1999. Accretion of mandatorily redeemable preferred stock ceased with the completion of our initial public offering in August 1999 when all outstanding mandatorily redeemable preferred stock converted to common stock.


Historical Liquidity and Capital Resources

We have historically derived a significant portion of our liquidity and operating capital from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and secondary public offerings, and from cash flows from operations.

At August 31, 2000, cash and cash equivalents totaled $108.2 million, a decrease of $134.2 million as compared to February 29, 2000. The decrease in cash and cash equivalents resulted from the purchase of net investments in debt and equity securities of $111.7 million, cash used by operations of $18.6 million during the six months ended August 31, 2000, $6.7 million for the purchase of office and computer equipment, and repayment of notes payable of $0.5 million. This was partially offset by the receipt of $3.7 million in proceeds from exercise of stock options and warrants during the six months ended August 31, 2000.

Cash used by operations of $18.6 million in the six months ended August 31, 2000, represented the net loss of $30.6 million, an increase in accounts receivable of $8.3 million, an increase in intangibles and other assets of $3.1 million, and a decrease in accounts payable of $6.9 million, partially offset by an increase in accrued expenses of $6.0 million, a decrease in deferred revenue of $0.7 million, and net non cash charges of $24.1 million. The increase in accounts receivable, accrued expenses and deferred revenue resulted primarily from the release of Version 6.2 of Official Red Hat Linux to our distributors in March 2000.

Cash used in investing activities for the six months ended August 31, 2000 was comprised of the purchase of investments in debt securities, net of maturities, of $111.7 million, and purchases of property and equipment totaling $6.7 million.

Cash from financing activities of $3.3 million for the six months ended August 31, 2000 was primarily comprised of $3.7 million in proceeds from the exercise of stock options and warrants and repayment of notes payable of $0.5 million.

                               Recent Developments

On September 5, 2000, the Company completed its acquisition of all of the outstanding capital stock and assumed all of the outstanding stock options of C2Net Software, Inc. ("C2Net"). At closing, Red Hat issued 974,567 shares of the Company's Stock and reserved 1,018,276 shares for issuance upon exercise of assumed options. C2Net is the developer of the Apache-based Stronghold (R) secure web server. The acquisition will be accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price will be allocated to net tangible and intangible assets acquired based on their estimated fair market values. The balance of the purchase price will be recorded as goodwill.


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

In December 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 98-9, "Modification of Statement of Position No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions". Statement of Position No. 98-9 amends Statement of Position No. 97-2 to require recognition of revenue using the "residual method" in circumstances outlined in Statement of Position No. 98-9. Under the residual method, revenue is recognized as follows:

         o the total fair value of undelivered elements, as indicated by vendor specific objective evidence is deferred and subsequently recognized in accordance with the relevant sections of Statement of Position No. 97-2; and

         o the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

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

Our open source software business model is unproven

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

We depend on the support of Linus Torvalds and other prominent Linux developers to release major product upgrades and maintain market share

We may not be able to release major product upgrades of Red Hat Linux on a timely basis because the heart of Red Hat Linux, the Linux kernel, is maintained by third parties. Linus Torvalds, the original developer of the Linux kernel, and a small group of independent engineers are primarily responsible for the development and evolution of the Linux kernel. If this group of developers fails to further develop the Linux kernel or if Mr. Torvalds or other prominent Linux developers, such as Alan Cox, David Miller or Stephen Tweedie, were to join one of our competitors or no longer work on the Linux kernel, we will have to either rely on another party to further develop the kernel or develop it ourselves. We cannot predict whether enhancements to the kernel would be available from reliable alternative sources. We could be forced to rely to a greater extent on our own development efforts, which would increase our development expenses and may delay our product release and upgrade schedules. In addition, any failure on the part of the kernel developers to further develop and enhance the kernel could stifle the development of additional Linux-based applications.

We may not be able to effectively assemble and test our software because it consists largely of code developed by independent third parties over whom we exercise no control, which could result in unreliable products and damage to our reputation

Red Hat Linux, in compressed form, consists of approximately 546 megabytes of code. Of that total, approximately 500 megabytes have been developed by independent third parties, including approximately 10 megabytes of code contained in the Linux kernel. Included within the 546 megabytes of code are approximately 700 distinct software components developed by thousands of individual programmers which we must assemble and test before we can release a new version of Red Hat Linux. If these components are not reliable, Red Hat Linux could fail, resulting in serious damage to our reputation and potential litigation. Although we attempt to assemble only the best available components, we cannot be sure that we will be able to identify the highest quality and most reliable components or successfully assemble and test them. In addition, if these components were no longer available, we would have to develop them ourselves, which would significantly increase our development expenses.

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

We may not succeed in shifting our business focus from traditional shrink-wrapped software sales to offering subscription-based product and services offerings

We are focusing our sales and marketing efforts on providing subscription-based products and services as opposed to relying on sales of shrink-wrapped software. This change has required us to expend significant financial and managerial resources and may ultimately prove unsuccessful. The failure to successfully implement this transition of our sales model could materially adversely affect our operating results.

Our customers may find it difficult to install and implement Red Hat Linux, which could lead to customer dissatisfaction and damage our reputation

Installation and implementation of Red Hat Linux often involves a significant commitment of resources, financial and otherwise, by our customers. This process can be lengthy due to the size and complexity of our products and the need to purchase and install new applications. The failure by us to attract and retain services personnel to support our customers, the failure of companies with which we have strategic alliances to commit sufficient resources towards the installation and implementation of our products, or a delay in implementation for any other reason could result in dissatisfied customers. This could damage our reputation and the Red Hat brand and result in decreased revenue.

We may be unable to predict the future course of open source technology development, which could reduce the market appeal of our products and damage our reputation

We do not exercise control over many aspects of the development of open source technology. Historically, different groups of open source software programmers have competed with each other to develop new technology. Typically one of those groups develops the technology that becomes more widely used than that developed by others. If we adopt new technology and incorporate it into our products, and competing technology becomes more widely used, the market appeal of our products may be reduced, which could harm our reputation, diminish the Red Hat brand and result in decreased revenue.

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

We have limited combined operating history with the companies we have acquired since our initial public offering and may have difficulty integrating these businesses

The successful integration of the operations, products, services and personnel of Red Hat and the five companies we have acquired since our initial public offering -- Cygnus Solutions, Hell's Kitchen Systems, Inc., Bluecurve, Inc., WireSpeed Communications Corporation and C2Net Software, Inc. -- is important to the future financial performance of the combined enterprise. The anticipated benefits of these acquisitions may not be achieved unless, among other things, the operations, products, services and personnel of the acquired companies are successfully combined with those of Red Hat in a timely and efficient manner. Integration of these companies' operations, products, services and personnel may be hampered because, among other things:

o the products and services offered by each of the acquired companies and Red Hat are highly complex and have been developed independently;

o integration of the product lines of Red Hat and each of the acquired companies will require the coordination of separate development and engineering teams from each company; and

o the employees and management of the acquired companies and Red Hat are located in disparate geographical regions.

In addition, the costs associated with integrating these companies' operations, products, services and personnel may be substantial and could include, among other things:

o        employee redeployment or relocation; and

o        the combination of research and development teams and processes.

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

You should not rely on our quarterly results of operations as an indication of our future results because they fluctuate significantly and are difficult to forecast

Due to our limited combined operating history and the unpredictability of our business, our revenue and operating results may fluctuate significantly from quarter to quarter and are difficult to forecast. We base our current and projected future expense levels in part on our estimates of future revenue. Our expenses are, to a large extent, fixed in the short term. We may not be able to adjust our spending quickly if our revenue falls short of our expectations. Accordingly, a revenue shortfall in a particular quarter would have a disproportionate adverse effect on our operating results for that quarter. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. Our future operating results may fall below expectations of securities analysts or investors, which would likely cause the market price of our common stock to decline significantly.

We may not be able to effectively attract additional enterprise customers and preserve relationships with current enterprise customers, which could adversely affect revenue

Historically, we focused our sales and marketing efforts on product sales to individuals. We have recently, however, begun to focus our efforts on expanding our enterprise customer base. To this end, we have invested extensively to attract enterprise customers. In addition, we have gained a significant number of enterprise customers through our acquisition of Cygnus Solutions. These enterprise customers expect diverse and extensive service programs, and if we are unable to continue to successfully expand and enhance our service offerings, we may not be able to meet these customers' needs or attract new customers, and, consequently, our revenue would suffer.

Our failure to update and modernize our internal systems, procedures and controls may prevent the implementation of our business strategies in a rapidly evolving market and may retard our future growth

Our operational and financial systems, procedures and controls, which were adequate for a small private company, are becoming outdated as we grow. Since March 1, 1999 we have increased the number of employees more than tenfold. To accommodate this growth, we have evaluated our financial and operational systems, procedures and controls. Although we have revised or are in the process of revising and updating most of them, if we continue our rapid growth, we may not be able to improve our transaction processing and reporting systems and procedures, or expand and train our expanding workforce quickly enough to maintain a competitive position in our markets. In addition, failure to quickly replace obsolete systems, procedures and controls could impede our management's decision-making abilities. This, in turn, may impair our ability to pursue business opportunities and may hamper future growth.

We may not be able to generate enough additional revenue from our international expansion to offset the costs associated with establishing and maintaining foreign operations

A key component of our growth strategy is to expand our presence in foreign markets. We have recently established subsidiaries or offices in Canada, Ireland, the United Kingdom, Germany, Italy, Japan, France, Singapore and Australia, and are considering further expansion worldwide. We may also enter other markets as opportunities arise. It will be costly to establish international facilities and operations, promote our brand internationally, and develop localized web sites and other systems. Revenue from international activities may not offset the expense of establishing and maintaining these foreign operations. In addition, because we have little experience in marketing and distributing products or services for these markets, we may not benefit from any first-to-market advantages.

Our management team may not be able to successfully implement our business strategies because it has only recently begun to work together

Our business is highly dependent on the ability of our management to work together effectively to meet the demands of our growth. Several members of our senior management have been employed by us for a relatively short period of time. These individuals have not previously worked together as a management team. In addition, the members of our management team who have been with us since 1997 or earlier have had only limited experience managing a rapidly growing company on either a public or private basis. The failure of our management team to work together effectively could prevent efficient decision-making by our executive team, affecting product development and sales and marketing efforts, which would negatively impact our operating results.

We depend on our key personnel

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

We may not be able to meet the operational and financial challenges that we will encounter as our international operations expand

As we expand our international operations, we will face a number of additional challenges associated with the conduct of business overseas. For example:

o we may have difficulty managing and administering a globally-dispersed business;

o fluctuations in exchange rates may negatively affect our operating results;

o we may not be able to repatriate the earnings of our foreign operations;

o we have to comply with a wide variety of foreign laws with which we are not familiar;

o we may not be able to adequately protect our trademarks overseas due to the uncertainty of laws and enforcement in certain countries relating to the protection of intellectual property rights;

o reductions in business activity during the summer months in Europe and certain other parts of the world could negatively impact the operating results of our foreign operations;

o export controls could prevent us from shipping our products into and from some markets;

o multiple and possibly overlapping tax structures could significantly reduce the financial performance of our foreign operations;

o changes in import/export duties and quotas could affect the competitive pricing of our products and services and reduce our market share in some countries; and

o economic or political instability in some international markets could result in the forfeiture of some foreign assets and the loss of sums spent developing and marketing those assets.

Expanding our services business will be costly and may not result in any benefit to us

We have expanded our strategic focus to place additional emphasis on consulting, custom engineering and development, education and support services, from which we have historically derived an insignificant amount of revenue. We cannot be certain that our customers will engage our professional services organization to assist with support, consulting, custom development, training and implementation of our products. We also cannot be certain that we can attract or retain a sufficient number of the highly qualified services personnel that the expansion of our services business will need. In addition, this expansion has required, and will continue to require, significant additional expenses and development, financial and operational resources. The need for these additional resources will place further strain on our management, financial and operational resources and may make it more difficult for us to achieve and maintain profitability.

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

o we may have difficulty assimilating the operations, technology and personnel of the combined companies;

o our business may be disrupted by the allocation of resources to consummate these transactions;

o we may have problems retaining key technical and managerial personnel from acquired companies;

o we may experience one-time in-process research and development charges and ongoing expenses associated with amortization of goodwill and other purchased intangible assets;

o our stockholders will suffer dilution if we issue equity to fund these transactions;

o acquired businesses may initially be unprofitable resulting in our assumption of operating losses and increased expenses;

o our reputation may be harmed if the open source development community does not approve of these transactions;

o our relationships with existing employees, customers and business partners may be weakened or terminated as a result of these transactions; and

o our investment activities, particularly with respect to emerging-growth technology companies, are inherently risky and we may not realize any benefit from such activities.

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

Risks Related to the Market for Our Common Stock

Our stock price has been extremely volatile and you may not be able to resell your shares at or above the offering price

The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to factors such as:

o        actual or anticipated variations in quarterly operating results;

o        new products or services offered by Red Hat or our competitors;

o        changes in financial estimates by securities analysts;

o        conditions or trends in the Internet, Linux and software industries;

o changes in the economic performance and/or market valuations of other Internet, Linux and software industries;

o announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

o        additions or departures of key personnel;

o        sales of common stock; and

o        other events or factors, many of which are beyond our control.


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

                                                                Year Ended
                                                              (in thousands)

                                            February 28,  February 28,   February 28,
                                               2001          2002           2003          Total
                                              -------       -------       --------     --------
         Cash equivalents................     242,426                                   242,426
         Average interest rate...........        6.0%
         Investments.....................      27,460        69,219         3,135        99,814
         Average interest rates..........        6.1%          6.7%         7.26%

Red Hat did not hold derivative financial instruments as of August 31, 2000, and has never held such investments in the past.

Foreign Currency Risk

Approximately 19% of the Company's revenues for the six months ended August 31, 2000 were generated by sales outside the United States. The Company is exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. Additionally, the assets and liabilities of the Company's non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Unrealized translation gains and losses will be included as an adjustment to stockholders' equity.

Based upon the foregoing, the Company began hedging its foreign currency receivables in the third quarter of 1999 in an effort to reduce its exposure to currency exchange rates. However, as a matter of procedure, the Company will not invest in speculative financial instruments as a means of hedging against such risk. The Company has no outstanding foreign currency hedging contracts at August 31, 2000. The Company's accounting policies for these contracts are based on the Company's designation of the contracts as hedging transactions. The criteria the Company uses for designating a contract as a hedge include the contract's effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. Gains and losses on forward foreign exchange contracts are recognized in income in the same period as gains and losses on the underlying transactions. If an underlying hedged transaction is terminated earlier than initially anticipated, the offsetting gain or loss on the related forward exchange contract would be recognized in income in the same period. In addition, since the Company enters into forward contracts only as a hedge, any change in currency rates would not result in any material net gain or loss, as any gain or loss on the underlying foreign currency denominated balance would be offset by the gain or loss on the forward contract. Information regarding the Company's foreign currency forward exchange contracts is set forth in Note 13 of Item 14(a)(1) of this Annual Report on Form 10-K and is incorporated herein by reference.

PART II - OTHER INFORMATION

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

On July 27, 2000, the Company completed its acquisition of WireSpeed. In connection with the acquisition, the Company issued base consideration comprised, in part, of 1,531,232 shares of common stock. The offering and sale of Red Hat common stock was made in reliance upon the exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933, as amended. A fairness hearing for the transaction was held by the Office of the North Carolina Secretary of State pursuant to Section 78A-30 of the General Statutes of North Carolina.

Use of Proceeds

On August 11, 1999 the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (File number 333-80051), relating to the initial public offering of the Company's Common Stock, $.0001 par value. The offering commenced on August 11, 1999 and all shares covered by the Registration Statement were sold. The proceeds to the Company, net of underwriting discounts and costs, was approximately $88.5 million. The following are the uses of such proceeds from the effective date of the registration statement (August 11, 1999) through August 31, 2000:

Cash and cash equivalents:  $51,128,936
Working capital:  $37,337,993

None of the net proceeds from the IPO were used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of the Company's equity securities, or affiliates of the Company.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company (the "Meeting") was held on August 3, 2000. At the Meeting, the following nominees were re-elected as directors for the Company to serve until the Annual Meeting of Stockholders of the Company in 2003 and until their successors shall have been elected and qualified and received the votes set forth after their names below:


Name of Nominee                   For                   Withheld

Eric Hahn                         120,019,139           177,320


The terms of office of the following directors continued after the Meeting:
Robert F. Young, Matthew J. Szulik, Kevin Harvey, William S. Kaiser, Eugene McDonald.

Also at the Meeting, the stockholders of the Company approved the reappointment of PricewaterhouseCoopers LLP and the Company's independent accountants. The results of the voting on such matters were as follows:

For                  Against               Abstentions or Broker Non-Votes

119,970,956           137,477              88,026

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K


a.   List of Exhibits:



   Exhibit                                                     Description of Exhibit
     No.
   -------                                                     ----------------------

     2.1*     Stock Purchase Agreement, dated June 13, 2000, by and among Red Hat, Inc., WireSpeed Communications Corporation and
              Andrew Bailey, as Securityholder Agent (incorporated by reference from Red Hat, Inc. `s Current Report on Form 8-K, filed August 11, 2000)

     2.2*     Amendment to Stock Purchase Agreement, dated July 27, 2000, by and among Red Hat, Inc., WireSpeed Communications
              Corporation and Andrew Bailey, as Securityholder Agent (incorporated by reference from Red Hat, Inc. `s Current Report on Form 8-K, filed August 11, 2000)

    11.1      Statement Regarding Computation of Per Share Earnings

    27.1      Financial Data Schedule


*         Previously filed.

b.   Reports on Form 8-K.

     1. Current Report on Form 8-K, dated June 26, 2000, reporting the Company's entry into a definitive agreement to acquire WireSpeed.

     2. Current Report on Form 8-K, dated August 11, 2000, reporting the completion of the WireSpeed acquisition; and

     3. Current Report on Form 8-K, dated August 23, 2000, reporting the Company's entry into a definitive agreement to acquire C2Net.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  October 16, 2000          RED HAT, INC.




                                 By:  /s/  MATTHEW J. SZULIK
                                    --------------------------
                                       Matthew J. Szulik
                                       President and Chief Executive Officer
                                       (Officer on behalf of the Registrant)

                                 By:  /s/  KEVIN B. THOMPSON
                                    --------------------------
                                       Kevin B. Thompson
                                       Vice President of Operations
                                       (Principal Financial Officer)

                                  EXHIBIT INDEX


   Exhibit                                                     Description of Exhibit
     No.
   -------                                                     ----------------------
     2.1*     Stock Purchase Agreement, dated June 13, 2000, by and among Red Hat, Inc., WireSpeed Communications Corporation and
              Andrew Bailey, as Securityholder Agent (incorporated by reference from Red Hat, Inc. `s Current Report on Form 8-K, filed August 11, 2000)

     2.2*     Amendment to Stock Purchase Agreement, dated July 27, 2000, by and among Red Hat, Inc., WireSpeed Communications
              Corporation and Andrew Bailey, as Securityholder Agent (incorporated by reference from Red Hat, Inc. `s Current Report on Form 8-K, filed August 11, 2000)

    11.1      Statement Regarding Computation of Per Share Earnings

    27.1      Financial Data Schedule

*        Previously filed.