Form 10-Q
period 2000-11-30
RED HAT INC
filed 2001-01-12
CIK 1087423

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended November 30, 2000
                                      OR
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from
                     to        .

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

As of December 31, 2000, there were 161,593,691 shares of common stock outstanding.

                                 RED HAT, INC.
                               TABLE OF CONTENTS

                                                                        Page
                                                                        ----

PART I - FINANCIAL INFORMATION:

ITEM 1:  FINANCIAL STATEMENTS

  Consolidated Balance Sheets at November 30, 2000 (unaudited) and
  February 29, 2000                                                       3

  Consolidated Statements of Operations for the three and nine months
  ended November 30, 2000 and 1999 (unaudited)                            4

  Consolidated Statements of Cash Flows for the nine months
  ended November 30, 2000 and 1999 (unaudited)                            5

  Notes to Consolidated Financial Statements                              6

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS                                                10

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       32

PART II - OTHER INFORMATION:

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS                       33

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                33

SIGNATURES

EXHIBIT INDEX

PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                                 RED HAT, INC.
                          CONSOLIDATED BALANCE SHEETS


                                    ASSETS


                                                                        November 30,             February 29,
                                                                            2000                     2000
                                                                        (unaudited)
                                                                       --------------          --------------
Current assets:
 Cash and cash equivalents                                             $   78,818,621          $  242,426,032
 Investments in debt and equity securities                                 73,749,940              27,460,222
 Accounts receivable, net                                                  17,341,104               7,893,936
 Inventory                                                                    819,193                 488,977
 Prepaid expenses and other current assets                                  2,157,690               1,874,973
                                                                       --------------          --------------
    Total current assets                                                  172,886,548             280,144,140

Property and equipment, net                                                13,173,104               7,909,103
Goodwill and intangibles, net                                             131,272,742              58,267,419
Investments in debt and equity securities                                 160,643,881              72,354,212
Other assets, net                                                           8,762,888               4,859,958
                                                                       --------------          --------------
    Total assets                                                       $  486,739,163          $  423,534,832
                                                                       ==============          ==============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                      $    5,219,455          $   10,774,546
 Royalties payable                                                             38,105                 115,117
 Accrued expenses                                                          15,597,658               7,571,058
 Deferred revenue                                                          12,522,665              11,030,337
 Current portion of capital lease obligations                                 356,162                 366,062
                                                                       --------------          --------------
    Total current liabilities                                              33,734,045              29,857,120

Capital lease obligations                                                     163,764                 230,516
Commitments and contingencies                                                       -                       -
Stockholders' equity:
 Preferred stock, $.0001 par value, 5,000,000 shares authorized, none               -                       -
     outstanding
Common stock, $.0001 par value, 225,000,0000 shares authorized,
  161,536,179 and 153,333,621 shares issued and outstanding
  at November 30, 2000 and February 29, 2000,                                  16,154                  15,334
  respectively
 Additional paid-in capital                                               595,096,091             477,781,234
 Shareholder receivables                                                            -                 (66,899)
 Deferred compensation                                                    (40,570,598)            (35,159,127)
 Accumulated deficit                                                     (100,585,198)            (48,607,478)
 Accumulated other comprehensive income (loss)                             (1,115,095)               (515,868)
                                                                       --------------          --------------
    Total stockholders' equity                                            452,841,354             393,447,196
                                                                       --------------          --------------
    Total liabilities and stockholders' equity                         $  486,739,163          $  423,534,832
                                                                       ==============          ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                                 RED HAT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Three Months Ended                  Nine Months Ended
                                                                     -----------------------------   ----------------------------
                                                                     November 30,    November 30,       November 30,  November 30,
                                                                         2000           1999               2000          1999
                                                                      (unaudited)    (unaudited)        (unaudited)   (unaudited)
                                                                     -------------  -------------    --------------   ------------
Revenue:
   Subscription                                                      $  11,808,818  $   6,251,520    $  29,597,144  $   16,459,719
   Services                                                              9,157,850      3,814,592       23,221,230      12,190,797
   Web                                                                   1,441,021        483,168        4,111,402         668,884
                                                                     -------------  -------------    -------------    ------------
     Total revenue                                                      22,407,689     10,549,280       56,929,776      29,319,400
                                                                     -------------  -------------    -------------    ------------
Cost of revenue:
   Subscription                                                          3,661,118      3,519,050       10,901,936       8,986,792
   Services                                                              5,041,492      2,393,070       12,855,313       6,328,375
   Web                                                                      57,307        300,795          176,994         626,757
                                                                     -------------  -------------    -------------    ------------
     Total cost of revenue                                               8,759,917      6,212,915       23,934,243      15,941,924
                                                                     -------------  -------------    -------------    ------------
Gross profit                                                            13,647,772      4,336,365       32,995,533      13,377,476
                                                                     -------------  -------------    -------------    ------------
Operating expense:
   Sales and marketing (excludes $1,917,211 and $306,077 in             10,368,577      6,489,811       28,352,098      15,154,705
     stock-based compensation during the three month periods
     ending November 30, 2000 and 1999, respectively, and
     $4,992,084 and $420,513 during the nine month periods
     ending November 30, 2000 and 1999, respectively)
   Research and development (excludes $1,012,420 and                     4,992,221      2,663,056       11,935,223       7,466,349
     $325,145 in stock-based compensation during the three
     month periods ending November 30, 2000 and 1999, respectively, and $1,520,950 and $892,244 during the nine month peiods
     ending November 30, 2000 and 1999, respectively)
   General and administrative (excludes $1,868,609 and
     $79,241 in stock-based compensation                                 6,737,708      2,155,654       21,208,763       6,144,820
     during the three month periods ending November 30, 2000
     and 1999, respectively, and $5,497,703 and $353,770
     during the nine month periods ending November 30, 2000
     and 1999, respectively)
   Amortization of goodwill and intangibles                             13,445,026          2,643       27,705,061           5,239
   Stock-based compensation                                              4,798,240        710,463       12,010,737       1,666,527
                                                                     -------------  -------------    -------------    ------------
     Total operating expense                                            40,341,772     12,021,627      101,211,882      30,437,640
                                                                     -------------  -------------    -------------    ------------
Loss from operations                                                   (26,694,000)    (7,685,262)     (68,216,349)    (17,060,164)
                                                                     -------------  -------------    -------------    ------------
Interest income (expense):
        Interest income                                                  5,381,485      1,538,499       16,469,389       2,508,166
        Interest expense                                                   (10,130)      (112,753)         (41,046)       (439,908)
                                                                     -------------  -------------    -------------    ------------
          Interest income, net                                           5,371,355      1,425,746       16,428,343       2,068,258
                                                                     -------------  -------------    -------------    ------------
Loss before income taxes                                               (21,322,645)    (6,259,516)     (51,788,006)    (14,991,906)
Provision for income taxes                                                  90,744         39,112          189,714         240,981
                                                                     -------------  -------------    -------------    ------------
Net loss                                                               (21,413,389)    (6,298,628)     (51,977,720)    (15,232,887)
Accretion of mandatorily redeemable preferred stock                              -              -                -         (82,473)
                                                                     -------------  -------------    -------------    ------------
Net loss available to common stockholders                            $ (21,413,389) $  (6,298,628)   $ (51,977,720  $  (15,315,360)
                                                                     =============  =============    =============    ============

Net loss per common share:
        Basic                                                                (0.13)         (0.05)           (0.33)          (0.18)
        Diluted                                                              (0.13)         (0.05)           (0.33)          (0.18)
Weighted average shares outstanding:
        Basic                                                          160,825,059    139,082,115      157,705,691      85,691,876
        Diluted                                                        160,825,059    139,082,115      157,705,691      85,691,876


  The accompanying notes are an integral part of these consolidated financial statements.

                                 RED HAT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Nine Months Ended
                                                                                      --------------------------------------
                                                                                        November 30,             November 30,
                                                                                           2000                     1999
                                                                                       (unaudited)               (unaudited)
                                                                                      -------------             -------------
Cash flows from operating activities:
     Net loss                                                                         $ (51,977,720)            $ (15,232,887)
Adjustments to reconcile net loss to net cash used in operating activities:
     Effect on net loss of inclusion of Cygnus September 1999
        results of operations twice                                                               -                   981,314
     Depreciation and amortization                                                       30,953,888                 1,365,645
     Stock-based compensation expense                                                    10,556,031                 1,641,507
     Noncash management compensation expense                                                      -                    13,523
     Provision for doubtful accounts                                                      1,341,194                   362,060
     Provision for inventory obsolescence                                                   544,672                         -
     Loss on sale of property and equipment                                                  73,655                         -
     Deferred revenue                                                                     1,302,912                 3,486,537
Changes in operating assets and liabilities:
     Accounts receivable                                                                (11,886,919)               (3,460,209)
     Inventory                                                                             (874,888)               (1,508,081)
     Prepaid expenses                                                                      (166,951)                 (718,162)
     Intangibles and other assets                                                        (4,018,475)               (1,668,710)
     Accounts payable                                                                    (5,783,631)                2,915,621
     Royalties payable                                                                      (77,012)                   77,269
     Accrued expenses                                                                     5,005,461                 2,431,551
                                                                                      -------------             -------------
     Net cash used in operating activities                                              (25,007,783)               (9,313,022)
                                                                                      -------------             -------------
Cash flows from investing activities:
   Purchase of investment securities                                                   (264,764,884)             (154,220,661)
   Proceeds from sales and maturities of investment securities                          130,363,082                71,750,316
   Proceeds from sale of equipment                                                           29,528                         -
   Cost of acquisitions, net of cash and cash equivalents acquired                          228,469                         -
   Purchase of property and equipment                                                    (8,457,887)               (4,737,292)
                                                                                      -------------             -------------
     Net cash (used in) provided by investing activities                               (142,601,692)              (87,207,637)
                                                                                      -------------             -------------
Cash flows from financing activities:
   Decrease in stockholders' notes receivable                                                66,899                   (95,223)
   Repayments of notes payable                                                             (507,291)               (1,338,302)
   Repurchase of restricted stock                                                                 -                    (1,119)
   Proceeds from issuance of common stock, net                                                    -                88,466,929
   Proceeds from issuance of mandatorily redeemable preferred stock, net                          -                 3,180,628
   Proceeds from issuance of preferred stock                                                      -                 4,973,881
   Payment of offering costs                                                                (52,095)                        -
   Proceeds from issuance of common stock under Employee Stock Purchase Plan                590,109                         -
   Proceeds from exercise of common stock options and warrants                            4,794,900                 3,361,750
   Payments on capital lease obligations                                                   (113,646)                 (155,986)
                                                                                      -------------             -------------
     Net cash provided by financing activities                                            4,778,876                98,392,558
                                                                                      -------------             -------------

Effect of foreign currency exchange rates on cash and cash equivalents                     (776,812)                   32,224
Net (decrease) increase in cash and cash equivalents                                   (163,607,411)                1,904,123
Cash and cash equivalents at beginning of the period                                    242,426,032                19,485,586
                                                                                      -------------             -------------
Cash and cash equivalents at end of period                                            $  78,818,621             $  21,389,709
                                                                                      =============             =============

  The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1-Organization

Red Hat offers users one single, trusted point of contact and a common platform for developing, deploying and managing open source across Internet infrastructure and devices that connect to the Internet, ranging from small embedded devices to high availability clusters and integrated web server/ecommerce OSes. The Red Hat Network, Red Hat's unique management technology, helps companies worldwide easily manage it all by delivering open source products, service, support and information on-line in real-time. Red Hat was incorporated in Connecticut in March 1993 as ACC Corp., Inc. In September 1995, we changed our name to Red Hat Software, Inc. In September 1998, we reincorporated in Delaware. In June 1999, we changed our name to Red Hat, Inc.

NOTE 2-Summary of Significant Accounting Policies

Unaudited Interim Financial Information
The interim consolidated financial statements as of November 30, 2000 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at February 29, 2000 has been derived from the audited consolidated financial statements at that date. Operating results for the three and nine month periods ended November 30, 2000 are not necessarily indicative of the results that may be expected for the year ending February 28, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended February 29, 2000.

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

Revenue Recognition

Revenue from the sale of software products for which no technical support is provided is generally recognized upon shipment of the products, net of a reserve for estimated returns. A reserve for sales returns is recognized for sales of software products to distributors, who have a right of return, based on the Company's historical experience of sell-through to the end user by the distributor. The Company recognizes revenue from the sale of software products to new distributors of its software products based upon sell-through to the end user until the Company has sufficient historical experience with the distributor to allow the accurate estimation of sales returns.

The Company provides certain support and subscription services with Official Red Hat Linux for a period of time, not exceeding six months, from the date of registration of the software products for no additional fee. In accordance with the provisions of Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2") as amended by SOP 98-4 and SOP 98-9, the Company is recognizing all of the revenue from the sale of Official Red Hat Linux ratably over the period that the support and subscription services are provided. Revenue from sale of books published by the Company, which is included in subscription revenue, is recognized at the date of shipment, net of estimated returns.

Service revenue consists of revenue for technical support and maintenance services, other than installation support, and customer training and education, revenue for software compiling, debugging and optimization contracts ("Development Contracts") and royalty revenue. Revenue for technical support and maintenance services, other than installation support, is deferred and recognized ratably over the term of the agreement, which is typically twelve months. Revenue for development contracts is recognized on the percentage-of-completion method provided that the fee for such engineering services is fixed or determinable and the collection of the resulting receivable is probable. Revenue from customer training and education and other services is recognized at the date the services are performed.

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

Net Loss Per Common Share

The Company computes net loss per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per common share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss available to common stockholders per common share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common shares outstanding and dilutive potential common share equivalents. Potential common shares consist of shares issuable upon the exercise of stock options and warrants and shares issuable upon conversion of outstanding mandatorily redeemable preferred stock. The calculation of net loss per share available to common stockholders does not include 12,100,709 and 14,826,153 potential shares of common stock equivalents for the three month periods ended November 30, 2000 and 1999, respectively, and 12,917,626 and 56,894,425 potential shares of common stock equivalents for the nine month periods ended November 30, 2000 and 1999, respectively, as their impact would be antidilutive.

Segment Reporting

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company adopted SFAS 131 effective for its fiscal year ended February 28, 1998. Required segment disclosures are presented below:

The Company has international offices in the United Kingdom, Ireland, Germany, France, Italy, Singapore, Australia, and Japan. The following disclosure aggregates individually immaterial international operations and separately discloses the significant international operations at and for the three and nine month periods ended November 30, 2000.

                             North                                   Asia Pacific
                             -----               Europe              ------------       Total
                            America              ------                and Japan        -----
                            -------                                   ----------

                               Three Months Ended November 30, 2000
                               ------------------------------------
Revenue from
 unaffiliated
 customers.......        $ 17,827,974          $ 2,618,076           $1,961,639      $ 22,407,689
Net Loss.........        $(18,936,893)         $(1,756,399)          $ (720,097)     $(21,413,389)
Total Assets.....        $473,671,308          $ 9,452,104           $3,615,751      $486,739,163

                               Nine Months Ended November 30, 2000
                               ------------------------------------
Revenue from
 unaffiliated
 customers......         $ 45,688,510          $ 6,893,823           $ 4,347,443     $  56,929,776
Net Loss........         $(45,496,797)         $(3,670,305)          $(2,810,618)    $ (51,977,720)
Total Assets.....        $473,671,308          $ 9,452,104           $ 3,615,751     $ 486,739,163

Comprehensive Income

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company's items of other comprehensive income (loss) during the three months ended November 30, 2000 totaled $1,115,095 and are comprised of an unrealized loss on investments in marketable securities of $398,061 and a foreign currency translation adjustment of $717,034. The Company had no items of other comprehensive income during the three month period ended November 30, 1999.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which addresses certain criteria for revenue recognition. SAB 101, as amended by SAB 101A and SAB 101B, outlines the criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company is required to adopt SAB 101 in the first quarter of fiscal 2002. The adoption of SAB 101 is not expected to have a material impact on the consolidated financial position or results of operation.

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

In September 2000, the Company completed the acquisition of all of the outstanding common stock of C2Net Software, Inc. ("C2Net") in exchange for the issuance of 954,357 shares of the Company's common stock, and the assumption of all of the outstanding stock options. The fair value of the shares and stock options issued for vested stock options of C2Net, together with the intrinsic value of stock options issued for unvested stock options of C2Net amounted to $42,798,154, plus the assumption of $1,810,325 in net liabilities. The acquisition of C2Net has been accounted for using the purchase method of accounting in accordance with APB 16 and, accordingly, the excess of purchase price over the fair values of the net assets acquired of $28,703,477 has been recorded as goodwill, which is being amortized on a straight-line basis over three years, and $15,905,002 has been recorded as deferred compensation in accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25", which is being amortized over the remaining vesting period of the related stock options, which averages approximately three years. In addition to the above, additional shares may be issued, with a market value as defined in the agreement, if certain performance objectives are met. The number and value of these shares will be determined and recorded as goodwill as the performance objectives are met.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve known and unknown risks and uncertainties, including statements regarding Red Hat's strategy, financial performance, and revenue sources. These risks and uncertainties may cause Red Hat's actual results to differ materially from any forward-looking statements. These risks and uncertainties include, without limitation, the risks detailed below and in Red Hat's other filings with the Securities and Exchange Commission (the "SEC"), copies of which may be accessed through the SEC's web site at http://www.sec.gov.
        ------------------

                                   Overview

Red Hat offers users one single, trusted point of contact and a common platform for developing, deploying and managing open source across Internet infrastructure and devices that connect to the Internet, ranging from small embedded devices to high availability clusters and integrated web server/ecommerce OSes. The Red Hat Network, Red Hat's unique management technology, helps companies worldwide easily manage it all by delivering open source products, service, support and information on-line in real-time. Red Hat was incorporated in Connecticut in March 1993 as ACC Corp., Inc. In September 1995, we changed our name to Red Hat Software, Inc. In September 1998, we reincorporated in Delaware. In June 1999, we changed our name to Red Hat, Inc. We have financed our activities to date through proceeds from the sale of equity securities and cash flow from operations.

In January 2000, we acquired Cygnus Solutions ("Cygnus") in a transaction accounted for as a pooling of interests. As a result of this acquisition, our historical financial statements have been restated to include the results of operations and accounts of Cygnus for all periods presented. In January, May, July and September 2000, we acquired Hells Kitchen Systems, Inc. ("HKS"), Bluecurve, WireSpeed, and C2Net, respectively in transactions accounted for in accordance with the purchase method of accounting. As a result, our results of operations include the operations of HKS, Bluecurve, WireSpeed, and C2Net from the respective dates of acquisition.

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

The Company provides certain support and subscription services with Official Red Hat Linux for a period of time, not exceeding six months, from the date of registration of the software products for no additional fee. In accordance with the provisions of Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2") as amended by SOP 98-4 and SOP 98-9, the Company is recognizing all of the revenue from the sale of Official Red Hat Linux ratably over the period that the support and subscription services are provided. Revenue from sale of books published by the Company, which is included in subscription revenue, is recognized at the date of shipment, net of estimated returns.

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

We provide custom development services for integrated device manufacturers and also provide engineering services and developer support services for microprocessor and product manufacturing companies. We recognize revenue on these service arrangements on the percentage of completion method over the term of the related development agreement. These custom development arrangements generally have a term of three to six months. Support and maintenance arrangements typically have terms of three months to two years. Revenue from ongoing technical support and maintenance services was recognized ratably over the term of the related technical support and maintenance agreement.

We have historically experienced fluctuations in our results of operations related to the release of new versions of Official Red Hat Linux. We believe our customers' anticipation of the release of these new versions has historically resulted in, and will continue to result in, a decline in sales for several months prior to the release and an increase in sales immediately following the release.

                             Results of Operations

The following table sets forth the results of operations for Red Hat expressed as a percentage of total revenue.


                                                               Three Months Ended             Nine Months Ended
                                                                   November 30,                   November 30,
                                                                2000            1999           2000             1999
                                                              -------         -------        -------          -------
                                                                     (Unaudited)                    (Unaudited)
Revenue:
   Subscription                                                 52.7%          59.3%           52.0%            56.1%
   Services                                                     40.9%          36.1%           40.8%            41.6%
   Web                                                           6.4%           4.6%            7.2%             2.3%
                                                              ------          -----           -----            -----
     Total revenue                                             100.0%         100.0%          100.0%           100.0%
                                                              ------          -----           -----            -----
Cost of revenue:
   Subscription                                                 16.3%          33.3%           19.1%            30.7%
   Services                                                     22.5%          22.7%           22.6%            21.6%
   Web                                                           0.3%           2.9%            0.3%             2.1%
                                                              ------          -----           -----            -----
     Total cost of revenue                                      39.1%          58.9%           42.0%            54.4%
                                                              ------          -----           -----            -----
Gross profit                                                    60.9%          41.1%           58.0%            45.6%
                                                              ------          -----           -----            -----
Operating expense:
   Sales and marketing                                          46.3%          61.5%           49.8%            51.7%
   Research and development                                     22.3%          25.2%           21.0%            25.5%
   General and administrative                                   30.1%          20.4%           37.3%            21.0%
   Amortization of goodwill and intangibles                     60.0%           0.0%           48.7%             0.0%
   Stock-based compensation                                     21.4%           6.8%           21.1%             5.6%
                                                              ------          -----           -----            -----
     Total operating expense                                   180.1%         113.9%          177.9%           103.8%
                                                              ------          -----           -----            -----
Loss from operations                                          -119.2%         -72.8%         -119.9%           -58.2%
                                                              ------          -----           -----            -----
Interest income (expense), net                                  24.0%          13.5%           28.9%             7.1%
                                                              ------          -----           -----            -----
Loss before income taxes                                       -95.2%         -59.3%          -91.0%           -51.1%
Provision for income taxes                                       0.4%           0.4%            0.3%             0.8%
                                                              ------          -----           -----            -----
Net loss                                                       -95.6%         -59.7%          -91.3%           -51.9%
Accretion of mandatorily redeemable preferred stock              0.0%           0.0%            0.0%            -0.3%
                                                              ------          -----           -----            -----
Net loss available to common stockholders                      -95.6%         -59.7%          -91.3%           -52.2%
                                                              ======          =====           =====            =====

Three Months Ended November 30, 2000 and November 30, 1999


Total revenue

Total revenue increased 112.4% to $22.4 million in the three months ended November 30, 2000 from $10.5 million in the three months ended November 30, 1999. Revenue from international operations totaled $4.6 million during the three months ended November 30, 2000. We established international operations for sale of our software products in August 1999. Prior to August 1999, our international revenue was limited to revenue generated from custom development services performed for international customers.

Subscription revenue

Subscription revenue is comprised primarily of revenue from sales of Official Red Hat Linux and related software products, sales of software development tools, and technical support and maintenance. Subscription revenue increased 88.9% to $11.8 million in the three months ended November 30, 2000 from $6.3 million in the three months ended November 30, 1999. This increase was primarily due to the release of two new versions of Official Red Hat Linux during fiscal 2000, rapid growth of our international operations, and an increase in technical support and maintenance revenue as a result of our increased focus on providing these services in fiscal year 2001 as compared to fiscal year 2000. As a percentage of total revenue, subscription revenue decreased to 52.7% in the three months ended November 30, 2000 from 59.3% in the three months ended November 30, 1999. The decrease in subscription revenue as a percentage of total revenue is primarily a result of the timing of our product releases and the growth in our services revenue.

Services revenue

Services revenue is primarily comprised of custom development fees, learning services fees, and short-term consulting contracts. Services revenue increased 140.1% to $9.2 million in the three months ended November 30, 2000 from $3.8 million in the three months ended November 30, 1999. The increase in services revenue resulted primarily from an increase in custom development revenue due to an increase in the number, size and scope of custom development contracts and an increase in training and education revenue due to the expansion of our course offerings. As a percentage of total revenue, services revenue increased to 40.9% in the three months ended November 30, 2000 from 36.1% in the three months ended November 30, 1999. The increase in services revenue as a percentage of total revenue is primarily a result of the high rate of growth of our learning services business as Open Source Solutions, specifically Red Hat Linux, continue to be adopted by the enterprise.

Web revenue

Web revenue is comprised primarily of fees generated from contracts with advertisers to display advertisements on our web site. Web revenue increased to $1.4 million in the three months ended November 30, 2000 from $0.5 million in the three months ended November 30, 1999. As a percentage of total revenue, web revenue increased to 6.4% in the three months ended November 30, 2000 from 4.6% in the three months ended November 30, 1999. These increases were due to the commencement of our web initiatives during the fiscal year ended February 29, 2000.

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue consists of expenses we incur to manufacture, package and distribute our products and related documentation. These costs include expenses for physical media, literature and packaging, fulfillment and shipping, and labor related costs to provide technical support and maintenance. Cost of subscription revenue increased 4.0% to $3.7 million in the three months ended November 30, 2000 from $3.5 million in the three months ended November 30, 1999. This increase was directly related to the increase in sales volumes as a result of the release of Version 7 of Official Red Hat Linux in September 2000 and costs incurred to provide technical support and maintenance services. As a percentage of subscription revenue, cost of subscription revenue decreased to 31.0% in the three months ended November 30, 2000 from 56.3% in the three months ended November 30, 1999. This decrease was due to an increase in sales volumes in the three months ended November 30, 2000.

Cost of services revenue

Cost of services revenue is primarily comprised of salaries and related costs incurred for custom development, training and education, and hardware certification services. We incur no direct costs related to royalties received from the licensing of our trademarks to third parties. Cost of services revenue increased 110.7% to $5.0 million in the three months ended November 30, 2000 from $2.4 million in the three months ended November 30, 1999. This increase was primarily due to the addition of personnel to provide custom development, training and education, and hardware certification services, and the development of our services organization. As a percentage of services revenue, cost of services revenue decreased to 55.1% in the three months ended November 30, 2000 from 62.7% in the three months ended November 30, 1999. This decrease was primarily due to the increase in learning services revenues.

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

     .    the overall utilization rate of our services staff; and

     .    the use of our redhat.com web site to deliver these services

Cost of web revenue

Cost of web revenue includes the cost of developing advertising on our web site. Cost of web revenue decreased 80.9% to $57,000 in the three months ended November 30, 2000 from $0.3 million in the three months ended November 30, 1999. As a percentage of web revenue, cost of web revenue decreased to 4.0% in the three months ended November 30, 2000 from 62.3% in three months ended November 30, 1999. These decreases were due to the development of our web advertising group and initial expenses related to our offering of web advertising for the first time during the fiscal year ended February 29, 2000.


Gross Profit

Gross profit increased 214.7% to $13.6 million in the three months ended November 30, 2000 from $4.3 million in the three months ended November 30, 1999. As a percentage of total revenue, gross profit increased to 60.9% in the three months ended November 30, 2000 from 41.1% in the three months ended November 30, 1999. These increases were primarily the result of the increases in sales of software products, due to the release of Version 7 of Official Red Hat Linux in September 2000, and the high rate of growth of our learning services business. These revenue increases were partially offset by increased costs of services resulting from the addition of personnel to provide custom development, training and education, and hardware certification services, and the development of our services organization.


Operating expense

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and tradeshows. Sales and marketing expense increased 59.8% to $10.4 million in the three months ended November 30, 2000 from $6.5 million in the three months ended November 30, 1999. The increase in sales and marketing expense was due primarily to higher advertising and promotional costs incurred to promote the release of Version 7 of Official Red Hat Linux, our web advertising and service offerings and, to a lesser extent, our new software development tools. As a percentage of total revenue, sales and marketing expense decreased to 46.3% in the three months ended November 30, 2000 from 61.5% in the three months ended November 30, 1999. We expect sales and marketing expense to continue to increase in dollar amount as we promote the expansion of our services offerings and web site and expand our international subscription operations.

Research and development

Research and development expense consists primarily of personnel and related costs for development of our software products and web site. Research and development expense increased 87.5% to $5.0 million in the three months ended November 30, 2000 from $2.7 million in the three months ended November 30, 1999. As a percentage of total revenue, research and development expense decreased to 22.3% in the three months ended November 30, 2000 from 25.2% in the three months ended November 30, 1999. The increase in research and development expense resulted from increased spending due to expansion in the number of open source product offerings. We expect research and development expense to continue to increase in dollar amount as we continue to add content to our web site and create additional features for Official Red Hat Linux.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, facilities and information systems expenses and merger and acquisition costs. General and administrative expense increased 212.6% to $6.7 million in the three months ended November 30, 2000 from $2.2 million in the three months ended November 30, 1999. This increase resulted from:

     . an increase in merger and acquisition costs of $2.3 million in the three months ended November 30, 2000 from $0.1 million in the three months ended November 30, 1999. This increase was primarily due to the number of acquisitions completed thus far in fiscal 2001. Merger and acquisition expense consists of costs incurred in connection with investigating potential acquisitions, costs of integrating acquired companies, costs of elimination of redundancies created from acquisition, and the cost of acquisitions accounted for using the pooling of interests method of accounting.

     . an increase in payroll costs due to an increase in the number of general and administrative personnel to support the growth of our business;

     . an increase in legal, accounting, and insurance costs as a result of our status as a public company; and

     .    our geographic expansion.

As a percentage of total revenue, general and administrative expense increased to 30.1% in the three months ended November 30, 2000 from 20.4% in the three months ended November 30, 1999. We expect general and administrative expense, excluding merger and acquisition costs, to continue to increase in dollar amount and decrease as a percentage of revenue as we add administrative personnel to support our business expansion.

Amortization of goodwill and intangibles

Amortization of goodwill and intangibles expense consists of the amortization of goodwill and other intangible assets. Goodwill, which represents the excess of acquisition cost over the net assets acquired in business combinations, is amortized over its estimated useful life which is three years. Costs incurred for acquiring trademarks, copyrights and patents are capitalized and amortized using the straight line method over their estimated useful lives, which range from 5 to 15 years. Amortization of goodwill and intangibles expense increased to $13.4 million in the three months ended November 30, 2000 from $3,000 in the three months ended November 30, 1999. As a percentage of total revenue, amortization of goodwill and intangibles expense increased to 60.0% in the three months ended November 30, 2000 from 0.0% in the three months ended November 30, 1999. These increases were primarily due to the acquisitions of HKS in January 2000, Bluecurve in May 2000, WireSpeed in July 2000, and C2Net in September 2000.

Stock-based compensation

Stock-based compensation expense consists of the amortization of deferred compensation related to stock options granted to employees, primarily members of our management team that were recruited immediately prior to our initial public offering in August 1999 and those stock options acquired in acquisitions with an exercise price below the fair market value of our common stock at the date of grant. Deferred compensation is amortized over the vesting period of the related stock options, which is generally four years or over the remaining vesting period of options issued in acquisitions for unvested acquiree options. Stock-based compensation also includes the amortization of deferred compensation related to the value of certain shares of common stock to be issued to certain HKS shareholders contingent on their continued employment with the Company for a period of three years after the date of acquisition, as well as, the employer portions of tax liabilities paid upon exercise of non-qualified stock options and warrants. Stock-based compensation expense increased to $4.8 million in the three months ended November 30, 2000 from $0.7 million in the three months ended November 30, 1999. As a percentage of total revenue, stock based compensation expense increased to 21.4% in the three months ended November 30, 2000 from 6.8% in the three months ended November 30, 1999.

Other income (expense), net

Other income (expense), net consists of interest income earned on cash deposited in money market accounts and other short-term investments, net of interest expense incurred on capital leases. Other income (expense), net increased to income of $5.4 million in the three months ended November 30, 2000 from income of $1.4 in the three months ended November 30, 1999. As a percentage of total revenue, other income (expense), net increased to 24.0% in the three months ended November 30, 2000 from 13.5% in the three months ended November 30, 1999. These increases resulted from higher average cash and investment balances in the three months ended November 30, 2000 as compared to the three months ended November 30, 1999 due primarily to the receipt of proceeds from the sale of common stock in our initial and secondary public offerings in August 1999 and February 2000, respectively.

Provision for income taxes

Provision for income taxes increased to $0.1 million for the three months ended November 30, 2000 from

$40,000 in the three months ended November 30, 1999. The increase in provision for income taxes for the three months ended November 30, 2000 was primarily due to a increase in foreign taxes paid.


Nine Months Ended November 30, 2000 and November 30, 1999


Total revenue

Total revenue increased 94.2% to $56.9 million in the nine months ended November 30, 2000 from $29.3 million in the nine months ended November 30, 1999. Revenue from international operations totaled $11.2 million during the nine months ended November 30, 2000. We established international operations for sale of our software products in August 1999. Prior to August 1999, our international revenue was limited to revenue generated from custom development services performed for international customers.

Subscription revenue

Subscription revenue increased 79.8% to $29.6 million in the nine months ended November 30, 2000 from $16.5 million in the nine months ended November 30, 1999. This increase was primarily due to the release of two new versions of Official Red Hat Linux during fiscal 2000, rapid growth of our international operations and an increase in technical support and maintenance revenue as a result of our increased focus on providing these services in fiscal year 2001 as compared to fiscal year 2000. As a percentage of total revenue, subscription revenue decreased to 52.0% in the nine months ended November 30, 2000 from 56.1% in the nine months ended November 30, 1999. This decrease in subscription revenue as a percentage of total revenue is primarily a result of the timing of our product releases and the growth in our services revenue.

Services revenue

Services revenue increased 90.5% to $23.2 million in the nine months ended November 30, 2000 from $12.2 million in the nine months ended November 30, 1999. The increase in services revenue resulted primarily from an increase in custom development revenue due to an increase in the number, size and scope of custom development contracts and an increase in training and education revenue due to the expansion of our course offerings. As a percentage of total revenue, services revenue decreased to 40.8% in the nine months ended November 30, 2000 from 41.6% in the nine months ended November 30, 1999. The decrease in services revenue as a percentage of total revenue is primarily a result of the expansion of our web initiatives and the growth in our subscription revenue.

Web revenue

Web revenue increased to $4.1 million in the nine months ended November 30, 2000 from $0.7 million in the nine months ended November 30, 1999. As a percentage of total revenue, web revenue increased to 7.2% in the nine months ended November 30, 2000 from 2.3% in the nine months ended November 30, 1999. These increases were due to the commencement of our web initiatives during the fiscal year ended February 29, 2000.


Cost of revenue

Cost of subscription revenue

Cost of subscription revenue increased 21.3% to $10.9 million in the nine months ended November 30, 2000 from $9.0 million in the nine months ended November 30, 1999. This increase was directly related to the increase in costs to provide telephone support and subscription services upon the release of Version 6.2 of Official Red Hat Linux and the increase in sales volumes as a result of the release of

Version 7 of Official Red Hat Linux in September 2000 and costs incurred to provide technical support and maintenance services. As a percentage of subscription revenue, cost of subscription revenue decreased to 36.8% in the nine months ended November 30, 2000 from 54.6% in the nine months ended November 30, 1999. This decrease was due to an increase in sales volumes, which resulted in a decrease in cost per unit, and use of the internet as a delivery mechanism for the technical support and maintenance of our products in the nine months ended November 30, 2000.

Cost of services revenue

Cost of services revenue increased 103.1% to $12.9 million in the nine months ended November 30, 2000 from $6.3 million in the nine months ended November 30, 1999. This increase was primarily due to the addition of personnel to provide custom development, training and education, and hardware certification services, and the development of our services organization. As a percentage of services revenue, cost of services revenue increased to 55.4% in the nine months ended November 30, 2000 from 51.9% in the nine months ended November 30, 1999. This increase was primarily due to the increased use of third-party partners and contractors to deliver our training and education courses.

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

     .    the overall utilization rate of our services staff; and

     .    the use of our redhat.com web site to deliver these services

Cost of web revenue

Cost of web revenue decreased 71.8% to $0.2 million in the nine months ended November 30, 2000 from $0.6 million in the nine months ended November 30, 1999. As a percentage of web revenue, cost of web revenue decreased to 4.3% in the nine months ended November 30, 2000 from 93.7% in nine months ended November 30, 1999. These decreases were due to the development of our web advertising group and initial expenses related to our offering of web advertising for the first time during the nine months ended November 30, 1999.


Gross Profit

Gross profit increased 146.6% to $33.0 million in the nine months ended November 30, 2000 from $13.4 million in the nine months ended November 30, 1999. As a percentage of total revenue, gross profit increased to 58.0% in the nine months ended November 30, 2000 from 45.6% in the nine months ended November 30, 1999. These increases were primarily the result of the increases in sales of software products, due to the release of Version 6.2 of Official Red Hat Linux in March 2000, the release of Version 7 of Official Red Hat Linux in September 2000, and web advertisements which were at a higher proportion relative to the associated cost of revenue. These revenue increases were partially offset by increased costs of services resulting from the addition of personnel to provide custom development, training and education, and hardware certification services, and the development of our services organization.


Operating expense

Sales and marketing

Sales and marketing expense increased 87.1% to $28.4 million in the nine months ended November 30, 2000 from $15.2 million in the nine months ended November 30, 1999. This increase was due primarily to higher advertising and promotional costs incurred to promote the release of Version 7 and 6.2 of Official Red Hat Linux, our web advertising and service offerings and, to a lesser extent, our new software development tools. This increase was also due to higher costs resulting from joint marketing arrangements with distributors. As a percentage of total revenue, sales and marketing expense decreased to 49.8% in the nine months ended November 30, 2000 from 51.7% in the nine months ended November 30, 1999. We expect sales and marketing expense to continue to increase in dollar amount and decrease as a percentage of total revenue as we promote the expansion of our services offerings and web site and expand our international subscription operations.

Research and development

Research and development expense increased 59.9% to $11.9 million in the nine months ended November 30, 2000 from $7.5 million in the nine months ended November 30, 1999. As a percentage of total revenue, research and development expense decreased to 21.0% in the nine months ended November 30, 2000 from 25.5% in the nine months ended November 30, 1999. The increase in research and development expense resulted from increased spending related to the development of our web initiatives and costs incurred to complete the development of Version 7 and 6.2 of Official Red Hat Linux, partially offset by a decrease in spending related to the development of software development tools as these products were completed during the year ended February 29, 2000.

General and administrative

General and administrative expense increased 245.1% to $21.2 million in the nine months ended November 30, 2000 from $6.1 million in the nine months ended November 30, 1999. This increase resulted from:

     . an increase in merger and acquisition costs of $6.9 million in the nine months ended November 30, 2000 from $0.1 million in the nine months ended November 30, 1999. This increase was primarily due to the number of acquisitions completed thus far in fiscal 2001.

     . an increase in payroll costs due to an increase in the number of general and administrative personnel to support the growth of our business;

     . an increase in legal and accounting costs due to our initial public offering and our geographic expansion; and

     . an increase in insurance costs as a result of our becoming a public company.

As a percentage of total revenue, general and administrative expense increased to 37.3% in the nine months ended November 30, 2000 from 21.0% in the nine months ended November 30, 1999. We expect general and administrative expense, excluding merger and acquisition costs, to continue to decrease as a percentage of revenue.

Amortization of goodwill and intangibles

Amortization of goodwill and intangibles expense increased to $27.7 million in the nine months ended November 30, 2000 from $5,000 in the nine months ended November 30, 1999. As a percentage of total revenue, amortization of goodwill and intangibles expense increased to 48.7% in the nine months ended November 30, 2000 from 0.0% in the nine months ended November 30, 1999. These increases were primarily due to the acquisitions of HKS in January 2000, Bluecurve in May 2000, WireSpeed in July 2000, and C2Net in September 2000.

Stock-based compensation

Stock-based compensation expense increased to $12.0 million in the nine months ended November 30, 2000 from $1.7 million in the nine months ended November 30, 1999. As a percentage of total revenue, stock based compensation expense increased to 21.1% in the nine months ended November 30, 2000 from 5.6% in the nine months ended November 30, 1999.

Other income (expense), net

Other income (expense), net increased to income of $16.4 million in the nine months ended November 30, 2000 from income of $2.1 in the nine months ended November 30, 1999. As a percentage of total revenue, other income (expense), net increased to 28.9% in the nine months ended November 30, 2000 from 7.1% in the nine months ended November 30, 1999. These increases resulted from higher average cash and investment balances in the nine months ended November 30, 2000 as compared to the nine months ended November 30, 1999 due primarily to the receipt of proceeds from the sale of common stock in our initial and secondary public offerings in August 1999 and February 2000, respectively.

Provision for income taxes

Provision for income taxes decreased to $0.2 million for the nine months ended November 30, 2000 from $0.3 million in the nine months ended November 30, 1999.

Accretion of mandatorily redeemable preferred stock

Accretion of mandatorily redeemable preferred stock decreased to zero in the nine months ended November 30, 2000 from $82,000 in the nine months ended November 30, 1999. Accretion of mandatorily redeemable preferred stock ceased with the completion of our initial public offering in August 1999 when all outstanding mandatorily redeemable preferred stock converted to common stock.


Historical Liquidity and Capital Resources

We have historically derived a significant portion of our liquidity and operating capital from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and secondary public offerings, and cash flows from operations. At November 30, 2000, cash and liquid investments totaled $313.2 million, and are included on our balance sheet as cash and cash equivalents and investments in debt and equity securities.

At November 30, 2000, cash and cash equivalents totaled $78.8 million, a decrease of $163.6 million as compared to February 29, 2000. The decrease in cash and cash equivalents resulted from the purchase of net investments in debt and equity securities of $134.4 million, cash used by operations of $25.0 million, $8.5 million for the purchase of office and computer equipment, and repayment of notes payable of $0.5 million. This was partially offset by the receipt of $4.8 million in proceeds from exercise of stock options and warrants and $0.6 million in proceeds from issuance of common stock under the Employee Stock Purchase Plan during the nine months ended November 30, 2000.

Cash used by operations of $25.0 million in the nine months ended November 30, 2000, represented the net loss of $52.0 million, an increase in accounts receivable of $11.9 million, an increase in intangibles and other assets of $4.0 million, and a decrease in accounts payable of $5.8 million, partially offset by an increase in accrued expenses of $5.0 million, an increase in deferred revenue of $1.3 million, and net non cash charges of $43.5 million. The increase in accounts receivable, accrued expenses and deferred revenue resulted primarily from the release of Version 7 of Official Red Hat Linux to our distributors in September 2000.

Cash used in investing activities for the nine months ended November 30, 2000 was comprised of the purchase of investments in debt securities, net of maturities, of $134.4 million, and purchases of property and equipment totaling $8.5 million.

Cash from financing activities of $4.8 million for the nine months ended November 30, 2000 was primarily comprised of $4.8 million in proceeds from the exercise of stock options and warrants, $0.6 million in proceeds from issuance of common stock under the Employee Stock Purchase Plan, and repayment of notes payable of $0.5 million.

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

     .    expanding our product offerings;

     .    improve and extend our service offerings;

     .    pursue strategic acquisitions and alliances;

     .    make possible investments in businesses, products and technologies;
          and

     . expand our sales and marketing programs and conduct more aggressive brand promotions.

We believe that the net proceeds from our public offerings of common stock in August 1999 and February 2000, together with cash flow from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.

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

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which addresses certain criteria for revenue recognition. SAB 101, as amended by SAB 101A and SAB 101B, outlines the criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The adoption of SAB 101 is not expected to have a material impact on the consolidated financial position or results of operation.



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


                        Factors Affecting Future Results


FORWARD-LOOKING STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. INVESTORS ARE CAUTIONED THAT STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q THAT ARE NOT STRICTLY HISTORICAL STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING CURRENT OR FUTURE FINANCIAL PERFORMANCE, MANAGEMENT'S PLANS AND OBJECTIVES FOR FUTURE OPERATIONS, PRODUCT PLANS AND PERFORMANCE, MANAGEMENT'S ASSESSMENT OF MARKET FACTORS, AND STATEMENTS REGARDING THE STRATEGY AND PLANS OF RED HAT AND ITS STRATEGIC PARTNERS, CONSTITUTE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF RED HAT'S FUTURE PERFORMANCE AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE RED HAT'S ACTUAL RESULTS IN THE FUTURE MATERIALLY TO DIFFER FROM THE FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, THE RISKS DETAILED BELOW AND IN RED HAT'S OTHER FILINGS WITH THE SEC, COPIES OF WHICH MAY BE ASSESSED THROUGH THE SEC'S WEB SITE AT HTTP://WWW.SEC.GOV.

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

We depend on the support of Linus Torvalds and other prominent Linux developers to release major product upgrades and maintain market share

We may not be able to release major product upgrades of Official Red Hat Linux on a timely basis because the heart of Official Red Hat Linux, the Linux kernel, is maintained by third parties. Linus Torvalds, the original developer of the Linux kernel, and a small group of independent engineers are primarily responsible for the development and evolution of the Linux kernel. If this group of developers fails to further develop the Linux kernel or if Mr. Torvalds or other prominent Linux developers, such as

Alan Cox, David Miller or Stephen Tweedie, were to join one of our competitors or no longer work on the Linux kernel, we will have to either rely on another party to further develop the kernel or develop it ourselves. We cannot predict whether enhancements to the kernel would be available from reliable alternative sources. We could be forced to rely to a greater extent on our own development efforts, which would increase our development expenses and may delay our product release and upgrade schedules. In addition, any failure on the part of the kernel developers to further develop and enhance the kernel could stifle the development of additional Linux-based applications.

We may not be able to effectively assemble and test our software because it consists largely of code developed by independent third parties over whom we exercise no control, which could result in unreliable products and damage to our reputation

Official Red Hat Linux, in compressed form, consists of approximately 546 megabytes of code. Of that total, approximately 500 megabytes have been developed by independent third parties, including approximately 10 megabytes of code contained in the Linux kernel. Included within the 546 megabytes of code are approximately 700 distinct software components developed by thousands of individual programmers which we must assemble and test before we can release a new version of Official Red Hat Linux. If these components are not reliable, Official Red Hat Linux could fail, resulting in serious damage to our reputation and potential litigation. Although we attempt to assemble only the best available components, we cannot be sure that we will be able to identify the highest quality and most reliable components or successfully assemble and test them. In addition, if these components were no longer available, we would have to develop them ourselves, which would significantly increase our development expenses.

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


 .  the products and services offered by each of the acquired companies and Red
   Hat are highly complex and have been developed independently;

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

We depend on our key personnel

Our future success depends on the continued services of a number of key directors and officers, including our Chairman, Robert Young, our Chief Executive Officer and President, Matthew Szulik, our Chief Operating Officer, Tim Buckley, and our Chief Financial Officer, Kevin Thompson. The loss of the technical knowledge and industry expertise of any of these people could seriously impede our success. Moreover, the loss of one or a group of our key employees, particularly to a competitor, and any resulting loss of customers could reduce our market share and diminish the Red Hat brand.

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

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The primary objective of Red Hat's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including both government and corporate obligations and money market funds. Most of our cash equivalents, short-term and long-term investments are at fixed interest rates, therefore the fair value of these investments is affected by changes in market interest rates. However, because our investment portfolio is primarily comprised of investments in U.S. Government obligations and high-grade commercial paper, an immediate 10% change in market interest rates would not have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Red Hat did not hold derivative financial instruments as of November 30, 2000, and has never held such investments in the past.

Foreign Currency Risk

Approximately 20% of the Company's revenues for the nine months ended November 30, 2000 were generated by sales outside the United States. The Company is exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. Additionally, the assets and liabilities of the Company's non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Unrealized translation gains and losses will be included as an adjustment to stockholders' equity.

      PART II - OTHER INFORMATION

      ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

      Sales of Unregistered Securities

      In September 2000, the Company issued 954,357 shares of its common stock in exchange for the acquisition of all of the outstanding capital stock of C2Net. The offering and sale of Red Hat common stock was made in reliance upon the exemption from registration provided by Section 3(a) (10) of the Securities Act of 1933, as amended. A fairness hearing for the transaction was held by the Office of the North Carolina Secretary of State pursuant to Section 78A-30 of the General Statutes of North Carolina.

      Use of Proceeds

      On August 11, 1999 the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (File number 333-80051), relating to the initial public offering of the Company's Common Stock, $.0001 par value. The offering commenced on August 11, 1999 and all shares covered by the Registration Statement were sold. The proceeds to the Company, net of underwriting discounts and costs, was approximately $88.5 million. The following are the uses of such proceeds from the effective date of the registration statement (August 11, 1999) through November 30, 2000:

      Cash and cash equivalents: $37,128,936
      Working capital: $51,337,993

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

    No.
    ---

    11.1      Statement Regarding Computation of Per Share Earnings


       *      Previously filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: January 12, 2001            RED HAT, INC.



                                  By: /s/ MATTHEW J. SZULIK
                                     ------------------------------
                                      Matthew J. Szulik
                                      President and Chief Executive Officer
                                      (Officer on behalf of the Registrant)

                                  By: /s/ KEVIN B. THOMPSON
                                     ------------------------------
                                      Kevin B. Thompson
                                      Chief Financial Officer
                                      (Principal Financial Officer)

                                 EXHIBIT INDEX


  Exhibit                   Description of Exhibit
                            ----------------------
    No.
    ---

    11.1     Statement Regarding Computation of Per Share Earnings


       *     Previously filed.