Form 10-K
period 2001-02-28
RED HAT INC
filed 2001-04-19
CIK 1087423

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
    X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended February 28, 2001
                                      OR
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from          to          .

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

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 2001 was approximately $758,772,733, based on the closing price of $6.4375 for our common stock as reported by The Nasdaq National Market on February 28, 2001. There were 168,485,899 shares of common stock outstanding as of February 28, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

Registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended February 28, 2001. Portions of such Proxy Statement are incorporated by reference in Part III hereof.

                                    PART I

ITEM 1 - BUSINESS

General

We are the leader in open source solutions for Internet computing, delivering on the promise of open source from small embedded devices to the most prodigious enterprise. We apply our technological leadership to create open source solutions for Internet infrastructure and post-PC environments, offer services backed by the best understanding of open source and the most comprehensive resources, deliver the brand of a widely trusted open source leader and corporate partner, and persist in our commitment to the virtues of open source to lead a revolution in the computing industry. We provide custom engineering services to develop end-to-end software solutions primarily for use in the UNIX and Linux markets and then provide ongoing support and maintenance services for these custom developed software solutions. In addition, we have developed a suite of software development tools that are sold through our web site. In late February 2001, we initiated the Red Hat Network monthly subscription services for personal users of Red Hat Linux. Through Red Hat Network, we are able to remotely deploy and manage over the web open source software solutions on servers using Red Hat Linux as their operating system. We will initiate an enterprise level version of Red Hat Network in the second half of fiscal 2002 and are committed to providing additional services through Red Hat Network to users of Red Hat Linux and other open source solutions.

Our web site, redhat.com, is a leading destination for open source software users and developers and serves as the primary delivery mechanism and customer interface for many of our offerings. redhat.com also offers extensive news and information for the open source community, an important forum for open source software development, a commerce site and priority access for software downloads and upgrades. We are committed to serving the interests and needs of open source software users and developers and continuing to share our product developments with the open source community.

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

In January 2000 and February 2001, we acquired Cygnus Solutions ("Cygnus") and Planning Technologies, Inc. ("PTI"), respectively, in transactions accounted for as a pooling of interests. As a result of these acquisitions, our historical financial statements have been restated to include the results of operations and accounts of both Cygnus and PTI for all periods presented.

In January, March, May, July and September 2000, we acquired Hells Kitchen Systems Inc. ("HKS"), Enterprise Network Services ("ENS"), Bluecurve, WireSpeed and C2Net, respectively, in transactions accounted for in accordance with the purchase method of accounting. In January 2001, we acquired Akopia, Inc., in a transaction accounted for in accordance with the purchase method of accounting. As a result, our results of operations include the results of operations of these entities from the date of the acquisition.

We have international sales offices in the United Kingdom, Ireland, Germany, Hong Kong, India, Australia, and Japan. Information regarding the international segments of our business is included in NOTE 2 to our consolidated financial statements which appear elsewhere in this report.

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

     .    stability and high performance;

     .    comprehensive Internet support;

     .    compliance with standards; and

     .    multi-platform capability.

Since 1991, the use of Linux-based operating systems has grown rapidly. According to International Data Corporation, ("IDC"), Linux-based operating systems represented 27% of all new license shipments of server operating systems in 2000. Linux-based operating systems are now the most commonly used operating system for web sites, representing approximately 33% of all installations, according to the April 2000 Netcraft Web Server Survey.

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

Manufacturers of mobile computing devices and other special-purpose server devices need flexible, robust and sophisticated operating systems to power these devices to take advantage of common application interfaces from desktop computing environments. Many of these manufacturers have, therefore, turned to open source solutions and specifically Red Hat Linux. We believe significant opportunity exists for us to be a major contributor to the growth in the use of open source solutions embedded in mobile computing devices. In fact, in the fourth quarter of fiscal 2001 over 40% of our custom development contracts related to embedded Linux applications as compared to none in the fourth quarter of fiscal 2000. In addition, many software developers rely upon open source tools, such as libraries, compilers and debuggers, to create software for these devices. Microprocessor vendors also use open source development tools and real time operating systems to design reference platforms for integrated device manufacturers.

Challenges to the widespread adoption of open source

Despite a strong initial market acceptance of Linux-based operating systems and other open source products, there exists a number of obstacles to widespread adoption within the enterprise, including:

     .    few providers of high quality service and support;

     . relative scarcity of applications supporting Linux-based operating systems; and

     . limited number of well-financed, viable open source industry participants.

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

As a result, Red Hat accounted for 48% of new license shipments of Linux-based server operating systems in the U.S. in 1999. In addition, Red Hat Linux has won numerous awards, including Info World Magazine's "Operating System Product of the Year" four years in a row in 1996, 1997, 1998 and 1999.

We also engineer superior software development tools. Our GNUPro software development tools are based on the leading open source GNU standards and feature a compiler, debugger, various additional libraries and utilities, including advanced source code browsing and editing technology. We believe that

Cygnus has been responsible for over 75% of the changes in GNU compiler source code over the past three years. We make regular, supported releases of our GNUPro software across a broad range of computing platforms that support all significant operating system environments. Consequently, these tools have won numerous awards including "Show Favorite" at the August 1999 Linux World show and Linux Journal's 1999 award for "Best New Application-Software Development".

Comprehensive open source solutions

Our market leadership in open source operating systems, e-commerce solutions and development tools enables us to deliver end-to-end solutions for software developers and enterprise customers from servers to mobile computing devices. We employ many of the top contributors to the development and maintenance of the Linux kernel, Apache and GNU tools. With this expertise, we are better able to encourage software developers to rapidly develop applications across a broad range of computing platforms and port these applications for use on the Red Hat Linux operating system. We are also positioned to work with enterprise customers and are expanding the adoption of open source solutions within these companies.

Extensive professional services

We also offer a broad range of professional services relating to the development and use of open source products. These services include technical support and maintenance, developer support, custom development, consulting, training and education and hardware certification. We provide our customers and the open source community with a respected and reliable technology partner, one that is available to help with the planning, purchase, deployment, customization and maintenance of open source solutions. We also provide custom embedded Linux solutions for key integrated device manufacturers, such as Ericsson and Motorola, and develop new technologies that meet their business objectives. We provide engineering services and developer support to microprocessor and mobile computing device manufacturing partners to ensure that our development tools provide functionality and flexibility that we believe are unmatched by any proprietary tools vendor. We believe that providing these services and establishing ourselves as our customers' technology development, deployment and management partner will allow us to facilitate the widespread adoption of Red Hat Linux and other open source solutions as full scale enterprise solutions. Through our acquisition of PTI, we are now able to provide an end-to-end solution from initial planning of network based computing infrastructure to development and deployment of open source solutions and support and management of these solutions.

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

Strategic relationships

In an effort to increase the market acceptance of open source software in general, and the Red Hat Linux operating system and other open source solutions that we develop in particular, we have established development, marketing or distribution relationships with leading technology companies, including Cisco, Compaq, Computer Associates, Dell, Hewlett-Packard, IBM, Intel, Nokia, Nortel, Oracle, SAP, and Sony Computer Entertainment. Further, we are partnering with many of the world's leading microprocessor companies and mobile computing device manufacturers to provide open source software technologies on the latest computing platforms. In addition, we share our development efforts with and commit resources to third party developers and vendors in order to expand the number of applications available for Linux-based and other open source-based operating systems. By establishing and maintaining these relationships, we are able to increase market awareness of open source software, gather industry support for our products and penetrate new markets.


                               Business Strategy

Our objective is to enhance our position as the leader in open source solutions for Internet computing, via both traditional channels and the Internet. The key elements of our strategy are:

Increase the adoption of open source solutions across all computing platforms

Although the past year has seen a substantial increase in the market acceptance of Linux-based operating systems and other open source solutions, we intend to promote further acceptance of open source solutions through a variety of means, including continuing to strengthen our existing alliances with other information technology companies, establishing new alliances and sharing our development efforts with third-party developers. The strength of these relationships is crucial to the continued expansion of the open source community, the technical advancement and widespread distribution of open source solutions and the development of third-party applications suitable for Linux-based operating systems.

By aligning ourselves with companies widely regarded as producing high quality and highly reliable software developed under the traditional software development model, we expect to bridge the gap between the open source community and those customers who are currently skeptical or unaware of the benefits of open source software.

We have and will continue to focus on forging relationships with manufacturers of mobile computing devices such as wireless phones, digital personal organizers and special purpose server devices, such as routers and phone switches. With our broad selection of open source products and our comprehensive array of professional services, we believe that we can quickly and effectively penetrate this market, expand our presence and increase the market acceptance for open source solutions within it.

Additional means of increasing the market acceptance for Linux-based operating systems and solutions and other open source solutions include maintaining and improving our relationship with third-party developers and the open source community, encouraging the development of open source applications and publicizing success stories.

Expand our presence in the enterprise market

Historically, enterprise customers had to obtain open source operating systems from one source and application development tools from another source. With our acquisitions of Cygnus and Planning Technologies, we are now positioned to provide comprehensive open source solutions. We intend to continue to expand our service offerings, including training, consulting, custom development and web-based services that customers have come to expect from information technology providers, which will increase their confidence in open source products and providers. We are currently expanding our professional services organization, as a result of the acquisition of Planning Technologies, to enhance our ability to provide such services. We believe that as our user base grows, more of our customers, particularly our larger customers, will look to us to help them customize their operating systems and our development tools to perform optimally within their particular computing environments across all of their computing platforms. We also expect that more of our services will be provided as subscription services accessed through our web site. We believe that many of our larger customers will also expect us to assume the role of their technology partner and perform on-site consulting services such as large-scale system assessments and enterprise-wide system enhancements. We believe that by increasing our capacity to offer such services, through our acquisition of Planning Technologies, we will be able to significantly increase our services revenue and establish ourselves as the premier open source service provider.

Continue to pursue strategic acquisitions and alliances

We intend to continue to pursue a selective acquisition strategy as opportunities arise to complement our product offerings, extend our service capabilities and expand the features on our web site. We also intend to create strategic alliances where it is beneficial to our business model. Our acquisition of Cygnus and Planning Technologies allows us to expand the market for our products and foster the rapid development of open source applications. In addition, we believe that our strategic relationships with Cygnus' and Planning Technologies' large corporate customers will encourage the wide-spread acceptance of open source operating systems beyond the traditional workstation and desktop computing environments. Our acquisition of HKS in January 2000, C2Net in September 2000, and Akopia in January 2001 has helped and will continue to help us provide comprehensive open source e-commerce solutions to our business partners.

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

Continue to invest in the development of open source technology

We intend to continue to invest significant resources in the development of new open source technology, capitalizing on our extensive experience working within the open source model. We expect this continued investment to take the form of increased expenditures on internal development efforts, including our Red Hat Advanced Development Laboratory, as well as continued funding of third-party open source projects. We also plan to continue our financial support of the development efforts of many of the top-tier engineers in the open source community. This support will be directed towards an array of projects, ranging from:

     . the development of open source embedded operating systems and software which began with our acquisition of Wirespeed, an embedded Linux engineering Company, in July 2000, which we believe will take Red Hat Linux from the personal computer to the mobile computing device; and

     . the design of new networking and scalability features, which are expected to make Red Hat Linux more attractive as a server operating system.

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

Our shrink-wrapped products come with a limited subscription service. Users of these services are entitled to access to Red Hat Network Software, access to developer pages on our web site and are e-mailed news relating to developments within the open source community.

Red Hat Linux Open Source Solutions

Official Red Hat Linux. We first released Official Red Hat Linux in October 1994, and began shipping the latest release, Version 7.1, in April 2001. Official Red Hat Linux is available for the Intel and Alpha platforms. We offer the product in three versions:

     . Standard - the basic collection of Red Hat Linux software including printed installation guide, limited installation technical support, and 30 day access to Red Hat Network Software Manager;

     . Deluxe - includes the components of Standard, additional software applications we license from third parties, an additional printed manual, limited telephone technical support, and 60 day access to Red Hat Network Software Manager for multiple systems; and

     . Professional - includes the components of Deluxe, plus additional server applications and technical support, and 90 day access to Red Hat Network Software Manager for multiple systems.

Official Red Hat Linux provides everything the user needs to perform a wide variety of server functions, including setting-up a web, e-mail, file or print server as well as using a computer as a general purpose desktop workstation to perform virtually any computing function.

Interchange. Red Hat introduced Interchange in early 2001 as an e-business software solution targeted at small and medium businesses. Interchange offers a complete solution for business-to-business and business-to-consumer electronic commerce for Red Hat Linux and the Stronghold Secure Apache web server. Though Interchange is designed to be easy to implement and use, Red Hat offers services to facilitate rapid deployment and customization of Interchange.

Stronghold. Stronghold is a highly secure Apache web server for Red Hat Linux and other operating systems. Stronghold complements Red Hat's high-speed Tux web-serving capability, which is built into the operating system kernel, and comprises an important component of Red Hat's Internet infrastructure solution.

Red Hat Network. With the release of Red Hat Linux 7, Red Hat introduced the Red Hat Network, which is an Internet-based service to assure the security, availability and reliability of Red Hat Linux, Stronghold, Interchange and other Red Hat software. Today, Red Hat Network allows Red Hat's customers to learn about, receive and install updates to Red Hat's software on many computers from any device connected to the Internet.

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

Software for special-purpose client and server devices

Red Hat's product solution offers a common platform for developing, deploying, and managing open source across Internet infrastructure and devices that connect to the Internet, ranging from small embedded devices to high availability clusters. Red Hat has experience in providing runtime solutions for residential gateways, information appliances, set top boxes and more. In addition, Red Hat GNUPro tools are relied on by many of the major semiconductor manufacturers including Altera, Fujitsu, Hitachi, IBM, Intel, MIPS, Mitsubishi, Motorola, NEC, and Toshiba. These products include:

GNUPro Tools. Red Hat provides a commercial grade toolsuite, GNUPro, based on the GNU standard. This toolsuite is built on a standard reference base and delivered with pre-configured binaries. GNUPro features a graphical interface, compiler, debugger, linker, loader, utilities and more and can be purchased with various levels of support packages.

Red Hat Embedded Linux. Red Hat Embedded Linux operating system features source code and drivers, system boot code, POSIX compliant API, file system support, networking support, and is ideally suited for Internet Appliances, residential gateways, information appliances, set top boxes and other devices not requiring real-time.

eCos. eCos, the embedded Configurable operating system, is an open source real-time operating system for deeply embedded applications. It meets the requirements of the embedded space that Linux cannot yet reach. Customers using eCos include Delphi Automatics and iObjects HipZip.

EL/IX. EL/IX is an application programming interface (API) based on a subset of the POSIX.1 and ISO C standards plus extensions from Linux/GNU and BSD sockets that are applicable to embedded applications. EL/IX provides an interface that ensures application portability for any EL/IX compliant operating systems, such as Linux or eCos. With EL/IX, developers have the tools and framework that ensure applications maintain compatibility between different underlying implementations of the operating system.

RedBoot. RedBoot is a firmware solution designed to aid the development, deployment and management of embedded devices. It is used by OEM's to support application development on both commercial development boards and their own prototype hardware, providing a straightforward migration path to deploy and manage the final product.

Cygwin. Cygwin allows Linux/UNIX developers to compile their applications easily for the Windows platform, without any substantial rewriting of the source code.

Professional services

With our acquisition of PTI, we have significantly expanded the scope of our service offerings and professional services staff, and currently offer the following services:

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

Training and education. We provide training and educational programs to those customers who want to learn how to optimize their use of Red Hat Linux, Stronghold Apache and Interchange. The most popular of these programs is the "Red Hat Certified Engineer" course that we offer at sites around the world. We also conduct on-site training for customers and e-learning classes through the Internet. We work with third-party training and educational program providers to develop and offer additional training courses on a variety of topics related to Red Hat Linux, our open source tools and other open source software.

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


                       Sales, Marketing and Distribution

Software Solutions

We sell our solutions worldwide through direct sales, inside sales, telesales campaigns and our web site, and indirectly through distributors, value-added resellers, retailers, catalogs and original equipment manufacturers. Our sales force is dedicated to increasing worldwide sales through our retail, distribution and original equipment manufacturer channels. As of February 28, 2001, our indirect distribution channel was comprised of three distributors, over 100 retailers with thousands of locations and 50 original equipment manufacturers. We have recently begun to focus our sales efforts more aggressively on the business enterprise market.

Our agreements with our distributors typically are not exclusive, have no stated minimum purchase or license obligations and may be terminated by either party without cause. We believe that in the event of the termination of our relationship with one or more of our indirect channel partners, we could enter into replacement agreements with new partners.

We permit original equipment manufacturers to distribute Red Hat Linux with their own hardware in exchange for royalty payments to us. We currently have original equipment manufacturer agreements in place with Dell, Compaq, IBM, Motorola and others. These agreements are not exclusive, have no stated minimum purchase or license obligations, and generally may not be terminated prior to the expiration of their terms.

Services

We sell our service offerings worldwide directly to individuals and companies through our sales force, direct sales, telesales and our web site, and indirectly through joint marketing alliances with companies such as Dell, Compaq, IBM and Intel and Motorola. Our direct sales force concentrates primarily on selling custom development, network consulting, e-commerce implementation and technical support and maintenance contracts to our enterprise customers worldwide. Our acquisition of Cygnus added 28 sales professionals to our direct sales organization.

We have established joint marketing relationships with a number of leading technology companies including Dell, Compaq, IBM, Intel and Motorola. These agreements generally have one- or two-year terms and may be terminated prior to the expiration of their terms by either party with prior notice.

Our direct sales efforts support our sales and distribution efforts through participation in industry trade shows, targeted advertising, channel sales programs, public relations campaigns, retail promotions, customer surveys and the promotion of our products through our web site. In addition, we offer our software products for free download from redhat.com and other Internet sites worldwide.

                                  Competition

In the market for operating systems, we compete with a limited number of large and well-established companies that have significantly greater financial resources, larger development staffs and more extensive marketing and distribution capabilities. These competitors include Microsoft, Novell, IBM, Sun Microsystems and The Santa Cruz Operation, all of which offer hardware-independent, multi-user operating systems for Intel platforms, and AT&T, Compaq, Hewlett-Packard, Olivetti and Unisys, each of which, together with IBM and Sun Microsystems, offers its own version of the UNIX operating system. Many of these competitors bundle competitive operating systems with their own hardware offerings, thereby making it more difficult for us to penetrate their customer bases.

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

We face competition in the market for software development tools and operating systems for special-purpose computing. Our main competitors in this market include Wind River Systems, Integrated Systems Incorporated, Green Hills Software, and the Metrowerks subsidiary of Motorola. These companies are well established and have greater financial resources and larger direct sales staffs than we do. Some of these companies currently produce or use open source software as part of their product offerings.

With the acquisition of PTI, we now face competition in the market for network consulting. Our competitors in this market include Predictive Systems, IBM Global Services and a large number of small private network consulting companies.

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

Our software development engineers perform extensive testing of Red Hat Linux, Stronghold Apache, CCVS and Interchange to ensure that they are properly assembled and work as a coherent whole from the user's perspective. We use industry standard methods of quality assurance testing to ensure that Red Hat Linux, Stronghold Apache, CCVS and Interchange are solidly engineered and ready for use by our customers when shipped. We also operate an extensive beta testing program for Red Hat Linux, Stronghold Apache, CCVS and Interchange. Under this program, we post a beta or test version of the operating system on the Internet. Developers and users around the world then suggest improvements and identify bugs. Each suggestion is circulated over the Internet in an attempt to encourage others to assist in the programming of a solution. In this way, Red Hat Linux, Stronghold Apache, CCVS and Interchange users are treated as co-developers. Bug fixes and enhancements are tested by other users and our engineers, and when corrected, added to the next release. When the beta version is viewed as stable and complete, it becomes the next production version, and a new beta cycle begins.


                             Intellectual Property

Red Hat Linux, Stronghold Apache, CCVS and Interchange and our other open source products have been developed and made available for licensing under the GNU General Public License and similar licenses. These licenses generally permit anyone to copy, modify and distribute the software, subject only to the restriction that any resulting or derivative work is made available to the public under the same terms. Therefore, although we retain the copyrights to the code that we develop ourselves, due to the open source nature of our software products and the licenses under which we develop and distribute them, our most valuable intellectual property is our collection of trademarks. We rely primarily on a combination of trademarks and copyrights to protect our intellectual property. We also enter into confidentiality and nondisclosure agreements with our employees and consultants, and generally control access to and distribution of our documentation and other proprietary information.

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

                                   Employees

As of March 31, 2001, we had a total of 735 employees. From time to time we also employ independent contractors to support our professional services, product development, sales, marketing and business development organizations. Our employees are not represented by any labor union and are not organized under a collective bargaining agreement, and we have never experienced a work stoppage. We believe our relations with our employees are good.

Executive Officers of Red Hat

The following table sets forth the name, age, and position of each of the persons who are serving as executive officers and directors of Red Hat as of March 31, 2001:

Name                                       Age                               Position
----                                       ---                               --------
Executive Officers and Directors
Robert F. Young...........................    46  Chairman of the Board of Directors
Matthew J. Szulik.........................    44  Chief Executive Officer, President and Director
Timothy J. Buckley........................    49  Executive Vice President and Chief Operating Officer
Kevin B. Thompson.........................    35  Executive Vice President and Chief Financial Officer
Michael Tiemann...........................    36  Chief Technology Officer
James J. Neiser...........................    50  Sr. Vice President and Chief Marketing Officer
Howard A. Jacobson........................    40  Sr. Vice President, Corporate Development
Mark H. Webbink...........................    50  Sr. Vice President, General Counsel and Secretary
Eugene McDonald(2)........................    68  Director
F. Selby Wellman..........................    59  Director
Kevin Harvey (1)(2).......................    36  Director
William S. Kaiser (1)(2)..................    45  Director
Eric Hahn (1).............................    40  Director


_____________

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

Kevin B. Thompson has served as Red Hat's Chief Financial Officer since November 2000. Mr. Thompson formerly served as a partner in the Global Technology Industry Group of

PricewaterhouseCoopers LLP. Prior to his position at PricewaterhouseCoopers, Mr. Thompson served as a senior manager for Arthur Andersen LLP for 10 years. Mr. Thompson is a certified public accountant and holds a bachelor of science degree in business administration from the University of Oklahoma.

Michael Tiemann has served as Red Hat's Chief Technology Officer since January 2000. Prior to joining Red Hat, he was a co-founder of Cygnus in 1989, and held various positions including President, Director of Business Development and Director of Technical Marketing. Mr. Tiemann holds a B.S.C.S.E. from the Moore School of Engineering at the University of Pennsylvania. Mr. Tiemann serves on the governing boards of a number of not-for-profit open source organizations, including the Open Source Initiative, the Embedded Linux Consortium, and the GNOME Foundation.

James J. Neiser has served as Red Hat's Chief Marketing Officer since December 2000. Mr. Neiser formerly served as the Vice President of Worldwide Distribution Channel Marketing and Customer Set marketing for the IBM Software Group. Mr. Neiser has over 19 years of experience in a variety of software and packaged goods companies including Ashton-Tate and Carnation. Mr. Neiser holds a Ph.D. in Cognitive Psychology from Oklahoma State University specializing in memory and information processing along with five years of teaching experience.

Howard A. Jacobson has served as Red Hat's head of Corporate Development since September 2000. Previously at Red Hat, he was Director of Internet Business and Manager of Business Development. Before joining Red Hat, Mr. Jacobson was a partner at the law firm of Moore & Van Allen PLLC in Raleigh, North Carolina. Mr. Jacobson received his law degree from Georgetown, magna cum laude in 1987 and his bachelors degree with honors from Haverford College in 1982.

Mark H. Webbink has served as Red Hat's General Counsel since May 2000. Prior to joining Red Hat, Mr. Webbink was in private practice with Moore & Van Allen PLLC where he was a member of the firm's intellectual property practice team. Prior to entering the practice of law, Mr. Webbink spent 20 years in corporate finance, holding positions of Chief Financial Officer, Vice President - Finance and Corporate Controller with several Research Triangle area companies. Mr. Webbink received his law degree from North Carolina Central University, magna cum laude, in 1994, and he also holds an MPA from the University of North Carolina at Chapel Hill and a BA from Purdue University.

Eugene McDonald has served as Director of Red Hat since August 2000. Mr. McDonald is President of Duke Management Company, the asset management division of Duke University, and Executive Vice President of Duke University. McDonald has held several positions at Duke University in Durham, North Carolina since he joined in 1977 as University Counsel and Vice President. For six years Mr. McDonald served as Executive Vice President of the university, discharging the responsibilities of Chief Financial Officer and Chief Non-academic Administrative Officer. Prior to his tenure at Duke, Mr. McDonald served as an international business executive in London, a practicing attorney in San Francisco and a faculty member at Georgetown University Law Center.

F. Selby Wellman has served as Director of Red Hat since January 2001. Prior to becoming a Director, Mr. Wellman was employed by Cisco Systems Inc., where he served most recently as Senior Vice President and General Manager of the InterWorks Business Division. Mr. Wellman also held the position of Research Triangle Park, N.C. Corporate Site Executive at Cisco and served as Senior Vice President of Business Units in San Jose, Calif. and Senior Executive for Corporate Marketing. Prior to his tenure at Cisco, Mr. Wellman held positions as Vice President of Sales, Marketing and Operations at FiberCom and Corporate Vice President of Sales at Paradyne, a Florida-based networking company.

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

ITEM 2 - PROPERTIES

Our headquarters are currently located in a leased facility in Durham, North Carolina, consisting of approximately 65,600 square feet under a five year lease that will expire on January 14, 2004. The annual rental expense under this lease is approximately $1,200,000. We also lease offices in Sunnyvale, California; Atlanta, Georgia; Seattle, Washington; Reston, Virginia; Pittsburgh, Pennsylvania; Huntsville, Alabama; and in the United Kingdom. We believe that additional space will be required as our business expands and will be available on acceptable terms.

ITEM 3 - LEGAL PROCEEDINGS

Subsequent to the end of fiscal 2001, the Company and certain of its officers and directors were named as defendants in a class action suit. The plaintiff contends that the defendants violated federal securities laws by issuing a Registration Statement and Prospectus that contained materially false and misleading information and failed to disclose material information. The Prospectus was issued in connection with the Company's initial public offering in August 1999. The Company is reviewing the suit and believes that the complaints are without merit. No assurance can be given, however, that this matter will be resolved in the Company's favor.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2001.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's common stock is traded on The Nasdaq National Market under the symbol "RHAT". The chart below sets forth the high and low bid information for the quarters of the fiscal years ended February 28, 2001 and February 29, 2000 in which the Company was publicly traded.

                                                                    FY 2001                  FY 2000
                                                             ----------------------   ----------------------
                           Quarter                              High        Low           High        Low
                           -------                           ----------  ----------   -----------  ---------
     First..............................................       $75.81       $15.75          N/A         N/A
     Second.............................................       $34.19       $17.94      $ 45.34      $20.00
     Third..............................................       $27.19       $ 6.25      $127.00      $36.00
     Fourth.............................................       $ 9.34       $ 5.13      $151.31      $60.50

The closing price for our common stock as reported by The Nasdaq National Market on February 28, 2001 was $6.44 per share.

Holders

As of February 28, 2001 the Company estimates there were 100,133 registered stockholders of record of the Company's common stock.

Dividends

The Company has never declared or paid any cash dividends on its common stock. In February 2001, the Company completed the acquisition of Planning Technologies, Inc ("PTI"), which was accounted for as a pooling of interests. Prior to the acquisition, PTI paid dividends of $3,850,000 to its shareholders in connection with the acquisition of a division of another company. The Company anticipates that all of its earnings will be retained for the operation and expansion of the Company's business and does not anticipate paying any cash dividends in the foreseeable future.

Sales of Unregistered Securities

On January 17, 2001, in connection with the acquisition of Akopia, Inc. ("Akopia"), the Company issued an aggregate of 722,009 shares of common stock to the seven shareholders of Akopia.

On February 23, 2001, in connection with the acquisition of PTI, the Company issued an aggregate of 6,319,704 shares of common stock to the 20 shareholders of PTI.

These shares were offered and sold in reliance upon the exemption provided by
Section 4(2) of the Securities Act for transactions not involving a public offering. No underwriters were involved in the foregoing sales of securities.


Use of Proceeds

On August 11, 1999 the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (File number 333-80051), relating to the initial public offering of the Company's Common Stock, $.0001 par value. The offering commenced on August 11, 1999 and all shares covered by the Registration Statement were sold. The proceeds to the Company, net of underwriting discounts and costs, was approximately $88.5 million. The following are the uses of such proceeds from the effective date of the registration statement (August 11, 1999) through February 28, 2001:

Cash and cash equivalents:  $21,998,198
Working capital:  $66,468,731

None of the net proceeds from the IPO were used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of the Company's equity securities, or affiliates of the Company.

ITEM 6 - SELECTED FINANCIAL DATA

The following selected financial data is derived from the Consolidated Financial Statements of the Company and has been restated to reflect the acquisition of Planning Technologies, Inc. in February 2001 which was accounted for using the pooling of interests method of accounting. The data should be read in conjunction with the Consolidated Financial Statements, related notes, and other financial information included herein.

                                                                            Year Ended
                                                                            ----------
                                                               (in thousands, except per share data)
                                                               -------------------------------------
                                                  February      February     February      February     February
                                                  --------      --------     --------      --------     --------
                                                  28, 2001      29, 2000     28, 1999      28, 1998     28, 1997
                                                  --------      --------     --------      --------     --------
SELECTED STATEMENT OF OPERATIONS DATA
Subscription and services revenue..............  $ 102,652      $ 52,823      $37,828       $22,847      $15,129
Hardware resale revenue........................        777        11,954       25,601        34,550       73,481
Gross profit...................................     54,784        25,670       24,546        17,594       15,216
Loss from operations...........................   (107,481)      (46,689)      (5,656)       (4,511)      (1,027)
Net loss.......................................    (86,716)      (42,427)      (6,388)       (3,738)      (1,318)
Net income (loss) per common share (a):
     Basic.....................................      (0.53)        (0.41)       (0.13)        (0.08)       (0.03)
     Diluted...................................      (0.53)        (0.41)       (0.13)        (0.08)       (0.03)
Number of weighted average shares outstanding
(a):
     Basic.....................................    164,659       102,465       49,578        48,948       48,948
     Diluted...................................    164,659       102,465       49,578        48,948       48,948

BALANCE SHEET DATA
Working capital................................  $ 138,990      $257,365      $14,521       $ 1,737      $ 5,459
Total cash and investments in debt and equity
securities.....................................    302,681       349,497       21,985         7,818        9,498
Total assets...................................    505,251       434,861       39,158        23,498       30,924
Long-term debt, net of current maturities......        277           231        1,399           370        1,399
Mandatorily redeemable preferred stock.........          -             -       18,359         8,235            -
Stockholders' equity (deficit).................    464,283       401,167         (166)       (2,916)         564

______________________

(a) All share and per share information has been retroactively restated to reflect the two-for-one splits of common stock on each of August 11, 1999 and January 7, 2000. See Note 13 of Notes to Consolidated Financial Statements.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Annual Report on Form 10-K are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that statements in this Annual Report on Form 10-K that are not strictly historical statements, including, without limitation, statements regarding current or future financial performance, management's plans and objectives for future operations, product plans and performance, management's assessment of market factors, and statements regarding the strategy and plans of Red Hat and its strategic partners, constitute forward-looking statements. These forward-looking statements are not guarantees of Red Hat's future performance and are subject to a number of risks and uncertainties that could cause Red Hat's actual results in the future to differ materially from the forward-looking statements. These risks and uncertainties include, without limitation, the risks detailed below and in Red Hat's other filings with the Securities and Exchange Commission, copies of which may be accessed through the SEC's web site at http://www.sec.gov.
                  ------------------

                                   Overview

Red Hat offers users a single, trusted point of contact and a common platform for developing, deploying and managing open source software across Internet infrastructure and devices that connect to the Internet, ranging from small embedded devices to high-availability clusters and integrated web server/e-commerce operating systems. The Red Hat Network, Red Hat's unique management technology, helps companies worldwide efficiently manage their networks and systems by delivering open source products, services, support and information on-line, in real-time.

In January 2000 and February 2001, we acquired Cygnus Solutions ("Cygnus") and Planning Technologies, Inc. ("PTI"), respectively, in transactions accounted for as a pooling of interests. As a result of these acquisitions, our historical financial statements have been restated to include the results of operations and accounts of both Cygnus and PTI for all periods presented.

In January, March, May, July and September 2000, we acquired Hells Kitchen Systems Inc. ("HKS"), Enterprise Network Services ("ENS"), Bluecurve, Inc., Wirespeed Communications Corporation ("Wirespeed") and C2Net Software, Inc. ("C2Net"), respectively, in transactions accounted for in accordance with the purchase method of accounting. In January 2001, we acquired Akopia, Inc. ("Akopia"), in a transaction accounted for in accordance with the purchase method of accounting. As a result, our results of operations include the results of operations of these entities from the date of the acquisition.

We derive our subscription revenue primarily from the sale of open source software solutions, technical support contracts, and web advertising revenue:

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

Web advertising revenue, which is included in subscription revenue, is recognized ratably over the period in which the advertisement is displayed, provided that the Company has no significant remaining obligations, at the lesser of the ratio of connections to the advertiser's web site delivered over total guaranteed connections to the advertiser's web site or the straight-line basis over the term of the contract. If minimum guaranteed connections are not met, the Company defers recognition of the corresponding revenue until the guaranteed connections are achieved.

Service revenues consist of revenue for customer training and education, revenue for software compiling, debugging and optimization contracts and revenues for network infrastructure consulting services and engineering services. Revenues for development contracts are recognized on the percentage-of-completion method provided that the fee for such engineering services is fixed or determinable and the collection of the resulting receivable is probable. Revenue from customer training and education and other services is recognized at the date the services are performed. Revenues for network consulting and engineering services is recognized on a time and materials basis as our consultants provide services.

Revenue from technical support and maintenance arrangements is deferred and recognized ratably over the term of the related agreement, which is typically one year. Revenue from custom development, consulting, training and education services, developer support and hardware certification services, is recognized as the services are provided.

We provide custom development services for integrated device manufacturers and also provide engineering services and developer support services for microprocessor and product manufacturing companies. We recognize revenue on these service arrangements on the percentage-of-completion method over the term of the related development agreement. These custom development arrangements generally have a term of three to six months. Support and maintenance arrangements typically have terms of three months to two years. Revenue from ongoing technical support and maintenance services is recognized ratably over the term of the related technical support and maintenance agreement.

The Company provides network consulting and engineering services to a wide array of corporate and government enterprises. These short and long-term service projects include network business consulting, internetworking, network management and network security services. Professional service revenue is recognized as our consultants provide services, based on hourly rates billed to our customers.

PTI acted as a value-added reseller of certain hardware products and peripherals. Revenue from the sale of such products has been recognized upon delivery to the customer. PTI customized certain features of the hardware products it purchased so that the products would support the unique solutions and services provided by PTI's network consultants to each of its customers. In accordance with EITF 99-19, Accounting for Revenue Gross as a Principal versus Net as an Agent ("EITF No. 99-19"), revenues from the sale of such hardware products are recorded on a gross basis. Beginning in fiscal year 2000, PTI discontinued its practice of reselling hardware products.

We have historically experienced fluctuations in our results of operations related to the release of new versions of Official Red Hat Linux. We believe our customers' anticipation of the release of these new versions has historically resulted in, and will continue to result in, a decline in sales for several months prior to the release and an increase in sales immediately following the release.

Our software products and service offerings are sold worldwide. International revenues for the fiscal years ended February 28, 2001, February 29, 2000 and February 28, 1999, were $20.0 million, $10.7 million and $13.1 million, respectively.


Results of Operations

The following table sets forth the results of operations for Red Hat expressed as a percentage of total revenue:

                                                                                           Year Ended
                                                                    ----------------------------------------------------------
                                                                     February 28,          February 29,          February 28,
                                                                         2001                  2000                  1999
                                                                    --------------       --------------        ---------------
Subscription and services revenue:
 Subscription                                                                 44.0%                 39.0%                 34.8%
 Services                                                                     55.3%                 42.5%                 24.8%
                                                                    --------------         -------------        --------------

  Total subscription and services revenue                                     99.3%                 81.5%                 59.6%
                                                                    --------------         -------------        --------------

Cost of subscription and services:
 Subscription                                                                 14.2%                 21.2%                 10.5%
 Services                                                                     32.3%                 22.4%                 13.6%
 Stock-based services (income) expense                                        -0.1%                  0.3%                  0.0%

  Total cost of subscription and services revenue                             46.4%                 43.9%                 24.1%
                                                                    --------------         -------------        --------------

Gross profit on subscription and services revenue                             52.9%                 37.6%                 35.5%
                                                                    --------------         -------------        --------------

Hardware resale revenue                                                        0.7%                 18.5%                 40.4%
Cost of hardware resale                                                        0.6%                 16.5%                 37.2%
                                                                    --------------         -------------        --------------

Gross profit on hardware resale revenue                                        0.1%                  2.0%                  3.2%
                                                                    --------------         -------------        --------------

Operating expense:
 Sales and marketing                                                          47.4%                 43.4%                 21.8%
 Research and development                                                     15.2%                 16.9%                 13.2%
 General and administrative                                                   29.6%                 36.4%                 11.1%
 Stock-based sales and marketing expense                                       6.6%                  4.6%                  1.1%
 Stock-based research and development expense                                  3.0%                  1.8%                  0.4%
 Stock-based general and administrative expense                                7.0%                  3.8%                  0.0%
 Amortization of goodwill and intangibles                                     48.1%                  4.8%                  0.0%
                                                                   ---------------         -------------        --------------

  Total operating expense                                                    156.9%                111.7%                 47.6%
                                                                  ----------------         -------------        --------------

Loss from operations                                                        -103.9%                -72.1%                 -8.9%
                                                                   ---------------         -------------        --------------

Other income (expense), net                                                   20.3%                  6.8%                  0.1%
                                                                   ---------------         -------------        --------------

Loss before income taxes                                                     -83.6%                -65.3%                 -8.8%
Provision for income taxes                                                     0.2%                  0.2%                  1.3%
                                                                   ---------------         -------------        --------------

Net loss                                                                     -83.8%                -65.5%                -10.1%
Accretion of mandatorily redeemable preferred stock                            0.0%                 -0.1%                  0.0%
                                                                   ---------------         -------------        --------------

Net loss available to common stockholders                                    -83.8%                -65.6%                -10.1%
                                                                   ===============         =============        ==============

Years Ended February 28, 2001 and February 29, 2000

Total revenue

Total revenue increased 60% to $103.4 million in the year ended February 28, 2001 from $64.8 million in the year ended February 29, 2000. Revenue from international operations totaled $20.0 million and $10.7 million during the years ended February 28, 2001 and February 29, 2000, respectively. We established international operations for sale of our software products in August 1999. Prior to August 1999, our international revenue was limited to revenue generated from custom development services performed for international customers.

Subscription revenue

Subscription revenue is comprised primarily of revenue from sales of Official Red Hat Linux and related software solutions, sales of software development tools, technical support and maintenance fees, and web advertising revenue. Subscription revenue increased 80.0% to $45.5 million in the year ended February 28, 2001 from $25.3 million in the year ended February 29, 2000. This increase was primarily due to the release of two new versions of Official Red Hat Linux during fiscal 2001, rapid growth of our international operations, introduction of new open source solutions during fiscal 2001 and an increase in technical support and maintenance revenue as a result of our increased focus on providing these services in fiscal year 2001 as compared to fiscal year 2000. As a percentage of total revenue, subscription revenue increased to 44.0% in the year ended February 28, 2001 from 39.0% in the year ended February 29, 2000. The increase in subscription revenue as a percentage of total revenue is primarily a result of the timing of our product releases, sales of new open source solutions and the growth in the sales of our technical support and maintenance offerings.

Services revenue

Services revenue is primarily comprised of custom development fees, network consulting and engineering fees, training and education fees, and short-term consulting contracts. Services revenue increased 107.0% to $57.2 million in the year ended February 28, 2001 from $27.6 million in the year ended February 29, 2000. As a percentage of total revenue, services revenue increased to 55.3% in the year ended February 28, 2001 from 42.5% in the year ended February 29, 2000. The increase in services revenue in total and as a percentage of total revenue resulted primarily from an increase in custom development revenue due to an increase in the number, size and scope of custom development contracts, an increase in the number of network consulting engagements and expansion of the Company's network consulting and engineering offerings, and an increase in training and education revenue due to the expansion of our course offerings in the year ended February 28, 2001.

Hardware resale revenue

Hardware resale revenue is primarily comprised of PTI's resale of computer hardware and peripherals. Hardware resale revenue decreased 93.5% to $0.8 million in the year ended February 28, 2001 from $12.0 million in the year ended February 29, 2001. As a percentage of total revenue, hardware resale revenue decreased to 0.7% in the year ended February 28, 2001 from 18.5% in the year ended February 29, 2000. The decrease in hardware resale revenue in total and as a percentage of total revenue resulted primarily from PTI's migration from a value added reseller to a pure professional services company.

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue primarily consists of expenses we incur to manufacture, package and distribute our products and related documentation. These costs include expenses for physical media, literature and packaging, fulfillment and shipping, and labor related costs to provide technical support and maintenance. Also included are the cost of developing advertising on our web site and royalties we pay for licensing third-party applications included in our software products. Cost of subscription revenue increased 6.5% to $14.7 million in the year ended February 28, 2001 from $13.8 million in the year ended February 29, 2000. This increase was directly related to the increase in costs to provide telephone support and subscription services upon the release of Version 6.2 of Official Red Hat Linux and the increase in sales volumes as a result of the release of Version 7 of Official Red Hat Linux in September 2000 and costs incurred to provide technical support and maintenance services. As a percentage of subscription revenue, cost of subscription revenue decreased to 32.2% in the year ended February 28, 2001 from 54.5% in the year ended February 29, 2000. This decrease was due to an increase in sales volumes, which resulted in a decrease in cost per unit, and use of the internet as a delivery mechanism for the technical support and maintenance of our products in the year ended February 28, 2001.

Cost of services revenue

Cost of services revenue is primarily comprised of salaries and related costs -- including non-cash, stock-based compensation charges -- incurred for our personnel to deliver custom development, network consulting and engineering, training and education, and hardware certification services. We incur no direct costs related to royalties received from the licensing of our trademarks to third parties. Cost of services revenue increased 127.3% to $33.3 million in the year ended February 28, 2001 from $14.7 million in the year ended February 29, 2000. This increase was primarily due to the addition of personnel to provide custom development, network consulting and engineering, training and education, and hardware certification services, and the development of our services organization. As a percentage of services revenue, cost of services revenue increased to 58.3% in the year ended February 28, 2001 from 53.2% in the year ended February 29, 2000. This increase was primarily due to the increased use of third-party partners and contractors to deliver our training and education courses and due to an increase in the salaries and related costs of our delivery personnel.

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

     .  the overall utilization rate of our services staff; and

     .  the use of our redhat.com web site to deliver these services

Cost of Hardware Resale

Cost of hardware resale revenue primarily consists of the cost to purchase computer hardware and peripherals and related sub-contactor costs. Cost of hardware resale revenue decreased 93.9% to $0.6 million in the year ended February 28, 2001 from $10.7 million in the year ended February 29, 2000. This decrease was directly related to PTI's migration from a value added reseller to a pure professional services company. As a percentage of hardware resale revenue, cost of hardware resale revenue decreased to 83.1% in the year ended February 28, 2001 from 89.3% in the year ended February 29, 2000.

Gross Profit

Gross profit increased 113.4% to $54.8 million in the year ended February 28, 2001 from $25.7 million in the year ended February 29, 2000. As a percentage of total revenue, gross profit increased to 52.9% in the year ended February 28, 2001 from 39.6% in the year ended February 29, 2000. These increases were primarily the result of the increases in sales of software products, due to the release of Version 6.2 of Official Red Hat Linux in March 2000, the release of Version 7 of Official Red Hat Linux in September 2000, and web advertisements which were at a higher proportion relative to the associated cost of revenue. The increase in gross profit as a percentage of total revenue is also due to PTI's decreasing reliance upon hardware resale revenues, as these revenues generate significantly lower margins than do the Company's other sources of revenues. These revenue increases were partially offset by increased costs of services resulting from the addition of personnel to provide custom development, network consulting and engineering, training and education, and hardware certification services, and the development of our services organization.

Operating expense

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs -- including non-cash, stock-based compensation charges -- for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and tradeshows. Sales and marketing expense increased 79.4% to $55.8 million in the year ended February 28, 2001 from $31.1 million in the year ended February 29, 2000. As a percentage of total revenue, sales and marketing expense increased to 53.9% in the year ended February 28, 2001 from 48.0% in the year ended February 29, 2000. This increase was due primarily to higher advertising and promotional costs incurred to promote the release of Version 7 and 6.2 of Official Red Hat Linux, our web advertising and service offerings and, to a lesser extent, our new software development tools. This increase was also due to higher costs resulting from joint marketing arrangements with distributors and to increased stock-based compensation charges. We expect sales and marketing expense to continue to increase in dollar amount as we promote the expansion of our services offerings and web site and expand our international subscription operations.

Research and development

Research and development expense consists primarily of personnel and related costs -- including non-cash, stock-based compensation charges -- for development of our software products and web site. Research and development expense increased 54.9% to $18.8 million in the year ended February 28, 2001 from $12.1 million in the year ended February 29, 2000. As a percentage of total revenue, research and development expense decreased to 18.2% in the year ended February 28, 2001 from 18.7% in the year ended February 29, 2000. The increase in research and development expense resulted from increased spending related to the development of our web initiatives and costs incurred to complete the development of Version 7 and 6.2 of Official Red Hat Linux and an increase in stock-based compensation expense, partially offset by a decrease in spending related to the development of software development tools as these products were completed during the year ended February 29, 2000.

General and administrative

General and administrative expense consists primarily of merger and acquisition costs and personnel and related costs -- including non-cash, stock-based compensation charges -- for general corporate functions, including finance, accounting, legal, human resources, facilities and information systems expenses. General and administrative expense increased 45.4% to $37.9 million in the year ended February 28, 2001 from $26.1 million in the year ended February 29, 2000. This increase resulted from:

     . a decrease in merger and acquisition expenses to $9.2 million for the year ended February 28, 2001 from $12.4 million for the year ended February 29, 2000.

     . an increase in payroll costs, due to an increase in the number of general and administrative personnel to support the growth of our business;

     .  an increase in stock-based compensation expense;

     . an increase in legal and accounting costs as a result of our becoming a public company and our geographic expansion; and

     . an increase in insurance costs as a result of our becoming a public company.

As a percentage of total revenue, general and administrative expense decreased to 36.6% in the year ended February 28, 2001 from 40.2% in the year ended February 29, 2000. We expect general and administrative expense to continue to increase in dollar amount as we add administrative personnel to support our business expansion.

Amortization of goodwill and intangibles

Amortization of goodwill and intangibles expense consists of the amortization of goodwill and other intangible assets. Goodwill, which represents the excess of acquisition cost over the net assets acquired in business combinations, is amortized over its estimated useful life, which is three years. Costs incurred for acquiring trademarks, copyrights and patents are capitalized and amortized using the straight-line method over their estimated useful lives, which range from three to five years. Amortization of goodwill and intangibles expense increased to $49.8 million in the year ended February 28, 2001 from $3.1 million in the year ended February 29, 2000. As a percentage of total revenue, amortization of goodwill and intangibles expense increased to 48.1% in the year ended February 28, 2001 from 4.8% in the year ended February 29, 2000. These increases were primarily due to the acquisition of HKS, ENS, Bluecurve, WireSpeed, C2Net, and Akopia during the year ended February 28, 2001.

Other income (expense), net

Other income (expense), net consists of interest income earned on cash deposited in money market accounts and invested in short- and long-term fixed income instruments, net of interest expense incurred on short-term debt and capital leases. Interest income, net, increased to $21.0 million in the year ended February 28, 2001 from interest income, net, of $4.4 million in the year ended February 29, 2000. These amounts are net of interest expense of $0.4 million in the year ended February 28, 2001 and $0.7 million in the year ended February 29, 2000. As a percentage of total revenue, other income (expense), net increased to 20.3% in the year ended February 28, 2001 from 6.8% in the year ended February 29, 2000. These increases resulted from higher average cash and investment balances in the year ended February 28, 2001 as compared to the year ended February 29, 2000 due primarily to the receipt of proceeds from the sale of common stock in our initial and secondary public offerings in August 1999 and February 2000, respectively.

Provision for income taxes

Provision for income taxes increased to $0.3 million for the year ended February 28, 2001 from $0.2 million in the year ended February 29, 2000. Our taxes for the year ended February 28, 2001 were related to certain foreign income tax expenses.

Accretion of mandatorily redeemable preferred stock

Accretion of mandatorily redeemable preferred stock decreased to zero in the year ended February 28, 2001 from $82,000 for the year ended February 29, 2000. Accretion of mandatorily redeemable preferred stock ceased with the completion of our initial public offering in August 1999 when all outstanding mandatorily redeemable preferred stock converted to common stock.

Years Ended February 29, 2000 and February 28, 1999

Total revenue

Total revenue increased 2.1% to $64.8 million in the year ended February 29, 2000 from $63.4 million in the year ended February 28, 1999. Our international revenue totaled $13.1 million in the year ended February 28, 1999.

Subscription revenue

Subscription revenue increased 14.3% to $25.3 million in the year ended February 29, 2000 from $22.1 million in the year ended February 28, 1999. As a percentage of total revenue, subscription revenue increased to 39.0% in the year ended February 29, 2000 from 34.8% in the year ended February 28, 1999. This increase was primarily due to the release of Version 6.0 of Official Red Hat Linux in May 1999, the release of Version 6.1 of Official Red Hat Linux in October 1999 and, to a lesser extent, to the initial release of our software development tools in July 1999.

Services revenue

Services revenue increased 75.2% to $27.6 million in the year ended February 29, 2000 from $15.7 million in the year ended February 28, 1999. As a percentage of total revenue, services revenue increased to 42.5% in the year ended February 29, 2000 from 24.8% in the year ended February 28, 1999. The increase in services revenue in total and as a percentage of total revenue resulted primarily from an increase in custom development and network consulting and engineering revenues due to an increase in the number, size and scope of custom development and network consulting and engineering contracts.

Hardware resale revenue

Hardware resale revenue decreased 53.3% to $12.0 million in the year ended February 29, 2000 from $25.6 million in the year ended February 28, 1999. As a percentage of total revenue, hardware resale revenue decreased to 18.5% in the year ended February 29, 2000 from 40.4% in the year ended February 28, 1999. The decrease in hardware resale revenue in total and as a percentage of total revenue resulted primarily from PTI's migration from a value added reseller to a pure professional services company that began during calendar 1998.


Cost of revenue

Cost of subscription revenue

Cost of subscription revenue increased 106.8% to $13.8 million in the year ended February 29, 2000 from $6.7 million in the year ended February 28, 1999. This increase was directly related to the increase in costs to provide telephone support and subscription services upon the release of Version 6.0 of Official Red Hat Linux and the increase in sales volumes. As a percentage of subscription revenue, cost of subscription revenue increased to 54.5% in the year ended February 29, 2000 from 30.1% in the year ended February 28, 1999. This increase was due to the offering of technical support and subscription services with the sale of Version 6.0 of Official Red Hat Linux released in May 1999 and Version
6.1 of Official Red Hat Linux released in October 1999. This increase was also due to higher costs associated with the initiation of product sales by our international operations in the fiscal quarter ended November 30, 1999. We expect the costs of subscription revenue of our international operations to decrease as a percentage of revenue in the future as sales volumes increase.

Cost of services revenue

Cost of services revenue is primarily comprised of salaries and related costs, including non-cash stock based compensation expense, incurred for custom development, network consulting and engineering, training and education, and hardware certification services. We incur no direct costs related to royalties received from the licensing of our trademarks to third parties. Cost of services revenue increased 69.5% to $14.7 million in the year ended February 29, 2000 from $8.7 million in the year ended February 28, 1999. This increase was primarily due to the addition of personnel to provide custom development, network consulting and engineering, training and education, and hardware certification services. As a percentage of services revenue, cost of services revenue decreased to 53.2% in the year ended February 29, 2000 from 55.0% in the year ended February 28, 1999. This decrease was primarily due to the increase in services revenue and higher utilization of staff resources.

Cost of Hardware Resale

Cost of hardware resale revenue primarily consists of the cost to purchase computer hardware and peripherals and related sub-contactor costs. Cost of hardware resale revenue decreased 54.7% to $10.7 million in the year ended February 29, 2000 from $23.6 million in the year ended February 28, 1999. This decrease was directly related to PTI's migration from a value add reseller to a pure professional services company as a result of PTI's decision to discontinue the hardware resale business in late fiscal 1999. As a percentage of hardware resale revenue, cost of hardware resale revenue decreased to 89.3% in the year ended February 29, 2000 from 92.0% in the year ended February 28, 1999.

Gross profit

Gross profit increased 4.6% to $25.7 million in the year ended February 29, 2000 from $24.5 million in the year ended February 28, 1999. As a percentage of total revenue, gross profit increased to 39.6% in the year ended February 29, 2000 from 38.7% in the year ended February 28, 1999. These increases were primarily a result of the release of Version 6.0 in May 1999 and Version 6.1 of Official Red Hat Linux in October 1999, and due to an increase in higher margin service revenues and a decrease in lower margin hardware resale revenues.

Operating expense

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs -- including non-cash, stock-based compensation charges -- for sales and marketing personnel, sales commissions, travel, public relations, marketing materials and trade shows. Sales and marketing expense increased 113.8% to $31.1 million in the year ended February 29, 2000 from $14.5 million in the year ended February 28, 1999. As a percentage of total revenue, sales and marketing expense increased to 48.0% in the year ended February 29, 2000 from 22.9% in the year ended February 28, 1999. These increases were due primarily to higher advertising and promotional costs incurred to promote the release of Versions
6.0 and 6.1 of Official Red Hat Linux, our web advertising and service offerings and, to a lesser extent, our new software development tools. In addition, we incurred a significant amount of sales and marketing expense related to our international subscription operations which were established in August 1999 and international promotion of Version 6.1 of Official Red Hat Linux in the year ended February 29, 2000. These increases were also due to higher costs resulting from joint marketing arrangements with distributors and higher non-cash stock based compensation expense as a result of deferred compensation recorded during our initial public offering in August 1999.

Research and development

Research and development expense consists primarily of personnel and related costs, including non-cash, stock-based compensation charges, for development of our software products and web site. Research and development expense increased 41.1% to $12.1 million in the year ended February 29, 2000 from $8.6 million in the year ended February 28, 1999. As a percentage of total revenue, research and development expense increased to 18.7% in the year ended February 29, 2000 from 13.5% in the year ended February 28, 1999. The increase in research and development expense resulted from increased spending related to the development of our web initiatives and costs incurred to complete the development of Versions 6.0 and
6.1 of Official Red Hat Linux and increased non-cash stock based compensation expense, partially offset by a decrease in spending related to the development of software development tools as these products were completed during the year ended February 29, 2000.

General and administrative

General and administrative expense, including non-cash stock based compensation expense, consists primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, facilities and information systems expenses. General and administrative expense increased 268.9% to $26.1 million in the year ended February 29, 2000 from $7.1 million in the year ended February 28, 1999. This increase resulted from:

     . an increase in payroll costs due to an increase in the number of general and administrative personnel to support the growth of our business;

     .  an increase in non-cash stock-based compensation expense;

     . an increase in the cost of completing and integrating mergers and acquisitions to $12.7 million from 0 in the years ended February 29, 2000 and February 28, 1999, respectively;

     . an increase in legal and accounting costs due to our initial public offering and our geographic expansion; and

     . an increase in insurance costs as a result of our becoming a public company.

As a percentage of total revenue, general and administrative expense, including non-cash stock based compensation expense, increased to 40.2% in the year ended February 29, 2000 from 11.1% in the year ended February 28, 1999.

Amortization of goodwill and intangibles

Amortization of goodwill and intangibles expense consists of the amortization of goodwill and other intangible assets. Goodwill, which represents the excess of acquisition cost over the net assets acquired in business combinations, is amortized over its estimated useful life which is three years. Costs incurred for acquiring trademarks, copyrights and patents are capitalized and amortized using the straight line method over their estimated useful lives, which range from five to 15 years. Amortization of goodwill and intangibles expense increased to $3.1 million in the year ended February 29, 2000 from zero in the year ended February 28, 1999. As a percentage of total revenue, amortization of goodwill and intangibles expense was 4.8% in the year ended February 29, 2000. These increases were primarily due to the acquisition of HKS in January 2000.

Other income (expense), net

Other income (expense), net consists of interest income earned on cash deposited in money market accounts and invested in short and long term fixed income other short-term investments, net of interest expense incurred on capital leases. Other income (expense), net increased to income of $4.4 million in the year ended February 29, 2000 from income of $0.1 million in the year ended February 28, 1999. As a percentage of total revenue, other income (expense), net increased to 6.8% in the year ended February

29, 2000 from 0.1% in the year ended February 28, 1999. These increases resulted from higher average cash and investment balances in the year ended February 29, 2000 as compared to the year ended February 28, 1999 due primarily to the receipt of proceeds from the sale of preferred stock in September 1998 and in February, March, April and May 1999, and proceeds from the sale of common stock in our initial and secondary public offerings in August 1999 and February 2000, respectively.

Provision for income taxes

Provision for income taxes decreased to $0.2 million for the year ended February 29, 2000 from $0.8 million in the year ended February 28, 1999. This decrease resulted from the decrease in our taxable income in the year ended February 29, 2000 as compared to the year ended February 28, 1999. Our taxes, for the year ended February 29, 2000, were related to certain foreign income tax expenses.

Accretion of mandatorily redeemable preferred stock

Accretion of mandatorily redeemable preferred stock increased to $82,000 in the year ended February 29, 2000 from $39,000 for the year ended February 28, 1999 due to the fact that, prior to September 1998, we had no outstanding mandatorily redeemable preferred stock. Accretion of mandatorily redeemable preferred stock ceased with the completion of our initial public offering in August 1999 when all outstanding mandatorily redeemable preferred stock converted to common stock.

Liquidity and Capital Resources

We have historically derived a significant portion of our liquidity and operating capital from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and secondary public offerings, and from cash flows from operations. At February 28, 2001, we had total cash and investments of $302.7 million, which is comprised of $85.2 million in cash and cash equivalents, $62.9 million of short-term, fixed-income investments and $154.6 million of long-term, fixed-income investments.

At February 28, 2001, cash and cash equivalents totaled $85.2 million, a decrease of $164.5 million as compared to February 29, 2000. The decrease in cash and cash equivalents resulted primarily from the purchase of net investments in debt and equity securities of $115.8 million, cash used by operations of $39.6 million, including $9.2 million of merger and acquisition costs, and $11.1 million for the purchase of office and computer equipment.

Cash used in operations of $39.6 million in the year ended February 28, 2001, represented the net loss of $86.7 million, an increase in accounts receivable of $22.0 million, an increase in inventory of $1.0 million, an increase in intangibles and other assets of $4.2 million and a decrease in accounts payable of $3.6 million, partially offset by an increase in accrued expenses of $7.6 million and net non cash charges of $73.3 million. The increase in accounts receivable, resulted primarily from the release of Version 7 of Official Red Hat Linux to our distributors in September 2000 and to increased services performed by our network consulting and engineers during the year ended February 28, 2001 as a result of contracts acquired in the acquisition of ENS. Cash used in operations includes $9.2 million representing costs incurred related to merger and acquisition activities.

Cash used in investing activities of $122.2 million was comprised of the purchase of investments in debt securities, net of maturities, of $115.8 million and purchases of property and equipment totaling $11.1 million, net of $4.7 million acquired through acquisitions.

Cash used in financing activities of $1.5 million for the year ended February 28, 2001 was comprised of $6.4 million for the purchase of treasury stock, $3.9 million for the payment of dividends by PTI related to its acquisition of ENS in April 2000, and $3.6 million of repayments of notes payable. This was partially offset by of $5.5 million in net proceeds from borrowings by PTI, $5.2 million in proceeds from the exercise of stock options and warrants, $1.2 million in proceeds from the sale of common stock and $0.6 million in proceeds from the sale of common stock under our employee stock purchase plan

At February 29, 2000, cash and cash equivalents totaled $249.7 million, an increase of $229.7 million as compared to February 28, 1999. The increase in cash and cash equivalents resulted from the receipt of $337.1 million in net proceeds from the issuance of common stock in August 1999 and February 2000, $16.0 million in proceeds from issuance of preferred stock in March, April, and June 1999, $2.7 million in proceeds from receipt of repayment of stockholders' notes receivable, $0.4 million in proceeds from line of credit, and $3.9 million in proceeds from exercise of stock options and warrants. This was partially offset by the purchase of net investments in debt and equity securities of $101.9 million, cash used by operations of $18.2 million, repayments of notes payable of $2.4 million, and $7.1 million for the purchase of office and computer equipment.

Cash used by operations of $18.2 million in the year ended February 29, 2000, represented the net loss of $42.4 million, an increase in accounts receivable of $0.9 million, an increase in intangibles and other assets of $1.7 million and an increase in prepaid expenses of $1.0 million, partially offset by an increase in accounts payable and accrued expenses of $9.5 million, an increase in deferred revenue of $4.9 million, and net non-cash charges of $14.3 million. The increase in accounts receivable, accounts payable, accrued expenses and deferred revenue resulted from the release of Versions 6.0 of Official Red Hat Linux to our distributors in late April 1999 and Version 6.1 of Official Red Hat Linux in early October 1999. These releases resulted in increased sales which resulted in higher amounts of accounts receivable from distributors and deferred revenues at February 29, 2000.

Cash used in investing activities in the year ended February 29, 2000, was comprised of the purchase of investments in debt securities, net of maturities, of $101.9 million and purchase of office and computer equipment totaling $7.1 million.

Cash from financing activities of $357.4 million for the year ended February 29, 2000 was comprised of $16.0 million in net proceeds from the sale of preferred stock, $3.9 million in proceeds from the exercise of stock options and warrants, $2.7 million in proceeds from receipt of repayment of stockholders' notes receivable, $0.4 million in proceeds from line of credit, and $337.1 million in net proceeds from the sale of our common stock in August 1999 and February 2000. This was partially offset by repayments of notes payable of $2.4 million.

We have experienced a substantial increase in our operating expenses since our inception in connection with the growth of our operations and staffing and the expansion of our services operation and acquisition activity. Our capital requirements during the year ending February 28, 2002 will depend on numerous factors including the amount of resources we devote to:

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


                        Recent Accounting Pronouncements

The FASB recently issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133" ("SFAS137"). The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The adoption of SFAS 137 and SFAS 133 is not expected to have a material impact on the consolidated financial position or results of operations.


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

Since January 1, 2000, our internal management information systems and non-information systems have functioned properly. In addition, we have not experienced any material Year 2000 issues related to our interaction with third parties. We have not experienced any material disruption in our ability to provide our products and services to our customers, collect payments or report accurate data to management or any other business interruptions due to Year 2000 issues. We will continue to monitor our products and systems and those of third parties with whom we have material business relationships to ensure that no unexpected Year 2000 issues develop.

                        Factors Affecting Future Results


Risks Related to our Linux-based Open Source Business Model

Our open source software business model is unproven.

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

We depend on the support of Linux developers not employed by the us to release major product upgrades and maintain market share.

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

We may not be able to effectively assemble and test our software because it consists largely of code developed by independent third parties over whom we exercise no control, which could result in unreliable products and damage to our reputation.

Official Red Hat Linux, in compressed form, consists of approximately 1.1 gigabytes of code. Of that total, in excess of 1,000 megabytes have been developed by independent third parties, including approximately 10 megabytes of code contained in the Linux kernel. Included within the 1.1 gigabytes of code are more than 800 distinct software components developed by thousands of individual programmers which we must assemble and test before we can release a new version of Official Red Hat Linux. If these components are not reliable, Official Red Hat Linux could fail, resulting in serious damage to our reputation and potential litigation. Although we attempt to assemble only the best available components, we cannot be sure that we will be able to identify the highest quality and most reliable components or successfully assemble and test them. In addition, if these components were no longer available, we would have to develop them ourselves, which would significantly increase our development expenses.

The scarcity of software applications for Linux-based operating systems could prevent commercial adoption of our products.

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

We may not be able to generate revenue from sales of Official Red Hat Linux if users can more quickly download it from the Internet.

Anyone can download a free copy of official Red Hat Linux from the Internet. However, because this download can take up to 36 hours using a standard telephone connection, many of our users choose to buy the shrink-wrapped version of Official Red Hat Linux. If hardware and data transmission technology advances in the future to the point where increased bandwidth allows users to more quickly download our products from the Internet, users may no longer choose to purchase Official Red Hat Linux. This could lead to a significant loss of product revenue.

We may not succeed in shifting our business focus from traditional shrink-wrapped software sales to offering subscription-based product and services offerings.

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

Our customers may find it difficult to install and implement Official Red Hat Linux, which could lead to customer dissatisfaction and damage our reputation.

Installation and implementation of Official Red Hat Linux often involves a significant commitment of resources, financial and otherwise, by our customers. This process can be lengthy due to the size and complexity of our products and the need to purchase and install new applications. The failure by us to attract and retain services personnel to support our customers, the failure of companies with which we have strategic alliances to commit sufficient resources towards the installation and implementation of our products, or a delay in implementation for any other reason could result in dissatisfied customers. This could damage our reputation and the Red Hat brand and result in decreased revenue.

We may be unable to predict the future course of open source technology development, which could reduce the market appeal of our products and damage our reputation.

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

Risks Related to our Financial Results and Condition

Our limited operating history in the new and developing market for Linux-based operating systems makes it difficult to evaluate our business.

Red Hat was formed in March 1993. We began offering Official Red Hat Linux in October 1994. Our limited operating history and the developing market for Linux-based operating systems makes it difficult to evaluate the risks and uncertainties that we face. Our failure to address these risks and uncertainties could cause our business results to suffer and result in the loss of all or part of your investment.

We have limited combined operating history with the companies we have acquired since our initial public offering and may have difficulty integrating these businesses.

The successful integration of the operations, products, services and personnel of Red Hat and the seven companies we have acquired since our initial public offering -- Cygnus Solutions, Hell's Kitchen Systems, Inc., Bluecurve, Inc., WireSpeed Communications Corporation, C2Net Software, Inc. Akopia, Inc., and Planning Technologies, Inc. -- is important to the future financial performance of the combined enterprise. The anticipated benefits of these acquisitions may not be achieved unless, among other things, the operations, products, services and personnel of the acquired companies are successfully combined with those of Red Hat in a timely and efficient manner. Integration of these companies' operations, products, services and personnel may be hampered because, among other things:

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

We expect to incur substantial losses on a GAAP basis for the foreseeable future.

We have incurred operating losses in six of our previous seven fiscal years, including our most recent fiscal year ended February 28, 2001. We expect to incur significant losses for the foreseeable future, as we substantially increase our sales and marketing, research and development and administrative expenses. In addition, we are investing considerable resources in our Red Hat Network initiative and to expand our professional services offerings. As a result, we cannot be certain when or if we will achieve sustained profitability. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

You should not rely on our quarterly results of operations as an indication of our future results because they fluctuate significantly and are difficult to forecast.

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

We may not be able to effectively attract additional enterprise customers and preserve relationships with current enterprise customers, which could adversely affect revenue.

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

Our failure to update and modernize our internal systems, procedures and controls may prevent the implementation of our business strategies in a rapidly evolving market and may constrain our future growth.

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

We may not be able to generate enough additional revenue from our international expansion to offset the costs associated with establishing and maintaining foreign operations.

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

Our management team may not be able to successfully implement our business strategies because it has only recently begun to work together.

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

We depend on our key personnel.

Our future success depends on the continued services of a number of key officers, including our Chief

Executive Officer and President, Matthew J. Szulik, our Chief Operating Officer, Timothy J. Buckley, our Chief Technical Officer, Michael Tiemann, our Chief Financial Officer, Kevin B. Thompson, and our Chief Marketing Officer, James Neiser. The loss of the technical knowledge and industry expertise of any of these people could seriously impede our success. Moreover, the loss of one or a group of our key employees, particularly to a competitor, and any resulting loss of customers could reduce our market share and diminish the Red Hat brand.

With our declining stock price we may have increased difficulty in attracting and retaining highly skilled employees.

As with most technology companies, a key component of our compensation package for our employees is stock options. With the decline in our stock price, many of the options granted in the last 18 months are now out of the money. In order to retain our highly skilled workforce, we may be compelled to grant new options. If such new options are granted, they are likely to have a dilutive effect on our stockholders.

We may lack the financial and operational resources needed to increase our market share and compete effectively with Microsoft, other established operating systems developers, software development tools developers and other service and support providers.

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

We also face competition in the market for software development tools and operating systems for special purpose computing, including embedded systems. Our competitors in this market, some of which have greater market share than we do, include Wind River Systems, Integrated Systems Incorporated, Green Hills Software, and the Metrowerks subsidiary of Motorola. Some of these companies currently produce or use open source software as part of their product offerings. We may not be able to compete effectively in this market if customers choose proprietary solutions. If the demand for open source solutions in this market expands, however, we could lose market share as existing competitors reposition or new companies emerge to address the opportunity.

As we increase our services offerings, we may face competition from larger and more capable companies that currently service and support the Linux operating system as well as other operating systems, particularly UNIX-based operating systems, due to the fact that Linux-and UNIX-based operating systems share many common features. These companies, including IBM and Hewlett-Packard, may be able to leverage their existing service organizations and provide higher levels of support on a more cost-effective basis than we can. We may not be able to compete successfully with these current or potential competitors.

We may not be able to match the promotional activities and pricing policies offered by other suppliers of Linux-based and other open source operating systems, which could result in a loss of market share.

In the new and rapidly evolving market for Linux-based operating systems, we face intense competition from a number of other suppliers of Linux-based operating systems. We also face competition to a lesser extent from developers of non-Linux-based open source operating systems such as BSD-based operating systems. BSD-based operating systems such as FreeBSD, NetBSD and OpenBSD are open source operating systems produced by communities of developers working together via the Internet, and which are published and distributed by Walnut Creek CD-ROM, among others. We expect competition in broader open source operating systems and the Linux-based operating systems market to intensify. In addition, companies like Sun Microsystems and IBM, which are more established and have larger customer bases than we do, have indicated a growing interest in the market for Linux-based operating systems. With the recent acquisition of BSDi by Wind River Systems, we will face increased competition in providing open source solutions in the embedded space. These companies may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies, and offer more attractive terms to their customers than we can. Furthermore, because Linux-based operating systems can be downloaded from the Internet for free or purchased at a nominal cost and modified and re-sold with few restrictions, traditional barriers to entry are minimal. Accordingly, it is possible that new competitors or alliances among existing competitors may emerge and rapidly acquire significant market share.

If we fail to establish and maintain strategic distribution and other collaborative relationships with industry-leading companies, we may not be able to attract and retain a larger customer base.

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

We may not be able to meet the operational and financial challenges that we will encounter as our international operations expand.

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

Expanding our services business will be costly and may not result in any benefit to us.

We have expanded our strategic focus to place additional emphasis on consulting, custom engineering and development, education and support services. We cannot be certain that our customers will engage our professional services organization to assist with support, consulting, custom development, training and implementation of our products. We also cannot be certain that we can attract or retain a sufficient number of the highly qualified services personnel that the expansion of our services business will need. In addition, this expansion has required, and will continue to require, significant additional expenses and development, financial and operational resources. The need for these additional resources will place further strain on our management, financial and operational resources and may make it more difficult for us to achieve and maintain profitability.

Attempts to expand by means of business combinations and strategic alliances may not be successful and may harm our operational efficiency, financial performance and relationships with employees and third parties.

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


Risks Related to our Internet Strategy

We may fail to promote and enhance our web site effectively, which may prevent us from attracting new visitors, advertisers or electronic commerce partners to our web site.

In order to attract and retain Internet users, service customers, and electronic commerce partners, we intend to substantially increase our expenditures for enhancing and further developing our web site. Our success in promoting and enhancing the redhat.com web site will also depend on our ability to provide high quality service delivery, content, features and functionality. If we fail to promote our web site successfully or if visitors to our web site or customers do not perceive our services to be useful, current or of high quality, our ability to generate revenue from our web site will be significantly impaired.

Visitors to our web site could experience delays and decreased performance during periods of heavy traffic, which could result in dissatisfaction with our web site and damage to our reputation.

Our web site must accommodate a high volume of traffic and deliver frequently updated information. Our web site has in the past experienced slower response times or decreased traffic for a variety of reasons. These occurrences have not had a material impact on our business. These types of occurrences in the future, however, could materially adversely affect our reputation and brand name and could cause users to perceive our web site as not functioning properly. Under these circumstances, our users might choose another web site or other methods to obtain Linux-based operating systems, services, or Linux-related information.

Our Internet strategy will fail if the infrastructure of the Internet is not continually developed and maintained.

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

We are vulnerable to unexpected network interruptions caused by system failures, which may result in reduced visitor traffic on our web site, decreased revenue and harm to our reputation.

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

Risks Related to Legal Uncertainty

We could be prevented from selling or developing our products if the GNU General Public License and similar licenses under which our products are developed and licensed are not enforceable.

The Linux kernel and the official Red Hat Linux operating system have been developed and licensed under the GNU General Public License and similar licenses. These licenses state that any program licensed under them may be liberally copied, modified and distributed. We know of no circumstance under which these licenses have been challenged or interpreted in court. Accordingly, it is possible that a court would hold these licenses to be unenforceable in the event that someone were to file a claim asserting proprietary rights in a program developed and distributed under them. Any ruling by a court that these licenses are not enforceable, or that Linux-based operating systems, or significant portions of them, may not be liberally copied, modified or distributed, would have the effect of preventing us from selling or developing our products.

Our products may contain defects that may be costly to correct, delay market acceptance of our products and expose us to litigation.

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

We are vulnerable to claims that our products infringe third-party intellectual property rights particularly because our products are comprised of many distinct software components developed by thousands of independent parties.

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

Our efforts to protect our trademarks may not be adequate to prevent third parties from misappropriating our intellectual property rights.

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

We may be sued as a result of information published or posted on or accessible from our redhat.com web site.

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


Risks Related to the Market for Our Common Stock

Our stock price has been extremely volatile and you may not be able to resell your shares at or above your purchase price.

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

Item 7a.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The primary objective of Red Hat's investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio of cash equivalents, short-term and long-term investments in a variety of fixed-income securities, including both government and corporate obligations and money market funds. The following table presents the fair value balances of the Company's cash equivalents and short-term and long-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of February 28, 2001:

                                                            Year Ended
                                                          (in thousands)

                                       February 28,  February 28,  February 29,
                                       ------------  ------------  ------------
                                           2002          2003          2004         Total
                                           ----          ----          ----         -----
     Cash equivalents................      85,213                                   85,213
     Average interest rate...........        5.55%
     Investments.....................      62,912       58,429        96,127       217,468
     Average interest rates..........        6.45%        6.63%         6.32%

Red Hat did not hold derivative financial instruments as of February 28, 2001, and has never held such investments in the past.

Foreign Currency Risk

Approximately 19.3% of the Company's fiscal 2001 revenues were generated by sales outside the United States. The Company is exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. Additionally, the assets and liabilities of the Company's non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Unrealized translation gains and losses will be included as an adjustment to stockholders' equity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                      Page
                                                                                                      ----
Financial Statements:

     Report of Independent Accountants                                                                  48

     Consolidated Balance Sheets at February 28, 2001 and February 29, 2000                             49

     Consolidated Statements of Operations for the years ended February 28, 2001,
          February 29, 2000 and February 28, 1999                                                       50

     Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
          February 28, 2001, February 29, 2000 and February 28, 1999                                    51

     Consolidated Statements of Cash Flows for the years ended February 28, 2001,
          February 29, 2000 and February 28, 1999                                                       52

     Notes to Consolidated Financial Statements                                                         53

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Red Hat, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit), and of cash flows present fairly, in all material respects, the financial position of Red Hat, Inc. and its subsidiaries at February 28, 2001 and February 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/ PRICEWATERHOUSECOOPERS LLP


Raleigh, North Carolina
March 16, 2001

                                       RED HAT, INC.
                                CONSOLIDATED BALANCE SHEETS


                                                         ASSETS
                                                                                  February 28,            February 29,
                                                                                      2001                    2000
                                                                                 -------------           --------------
Current assets:
   Cash and cash equivalents                                                     $  85,212,830           $  249,682,724
   Investments in debt and equity securities                                        62,911,634               27,460,222
   Accounts receivable, net                                                         25,203,635               11,077,873
   Subcontractor receivable                                                          3,441,394                        -
   Inventory                                                                           739,960                  488,977
   Prepaid expenses and other current assets                                         2,171,721                2,119,147
                                                                                 -------------           --------------
       Total current assets                                                        179,681,174              290,828,943
Property and equipment, net                                                         14,591,510                8,532,718
Goodwill and intangibles, net                                                      147,396,649               58,267,419
Investments in debt and equity securities                                          154,556,684               72,354,212
Other assets, net                                                                    9,025,138                4,877,713
                                                                                 -------------           --------------
       Total assets                                                              $ 505,251,155           $  434,861,005
                                                                                 =============           ==============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                              $   9,681,174           $   13,250,547
   Royalties payable                                                                         -                  115,117
   Accrued expenses                                                                 15,915,682                8,351,760
   Deferred revenue                                                                 12,150,549               11,030,337
   Short term payable                                                                2,750,000                  350,000
   Current portion of capital lease obligations                                        193,895                  366,062
                                                                                 -------------           --------------
       Total current liabilities                                                    40,691,300               33,463,823
Capital lease obligations                                                              277,338                  230,516
Commitments and contingencies (Note 16)                                                      -                        -
Stockholders' equity:
   Preferred stock, 5,000,000 shares authorized, none outstanding                            -                        -
   Preferred stock                                                                           -                7,900,000
   Common stock, $.0001 par value, 225,000,0000 shares authorized,
     168,485,899 and 155,144,022 shares issued and outstanding
     at February 28, 2001 and February 29, 2000, respectively                           16,849                   15,514
   Additional paid-in capital                                                      643,712,385              480,696,614
   Shareholder notes receivable                                                              -                  (66,899)
   Deferred compensation                                                           (36,051,412)             (35,484,582)
   Accumulated deficit                                                            (143,588,767)             (51,378,113)
   Accumulated other comprehensive income (loss)                                       193,462                 (515,868)
                                                                                 -------------           --------------
       Total stockholders' equity                                                  464,282,517              401,166,666
                                                                                 -------------           --------------

       Total liabilities and stockholders' equity                                $ 505,251,155           $  434,861,005
                                                                                 =============           ==============


     The accompanying notes are an integral part of these consolidated financial statements.

                                 RED HAT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            Year Ended
                                                                  -------------------------------------------------------------
                                                                     February 28,          February 29,         February 28,
                                                                        2001                  2000                 1999
                                                                  -----------------     -----------------    -----------------
Subscription and services revenue:
    Subscription                                                      $  45,498,605         $  25,266,825        $  22,102,923
    Services                                                             57,152,952            27,555,626           15,725,039
                                                                  -----------------     -----------------    -----------------
      Total subscription and services revenue                           102,651,557            52,822,451           37,827,962
                                                                  -----------------     -----------------    -----------------
Cost of subscription and services revenue:
    Subscription                                                         14,660,496            13,766,090            6,655,685
    Services                                                             33,402,199            14,479,301            8,655,792
    Stock-based services (income) expense                                   (63,872)              188,835                    -
                                                                  -----------------     -----------------    -----------------
      Total cost of subscription and services revenue                    47,998,823            28,434,226           15,311,477
                                                                  ------------------    ------------------   ------------------
Gross profit on subscription and services revenue                        54,652,734            24,388,225           22,516,485
                                                                  -----------------     -----------------    -----------------

Hardware resale revenue                                                     777,070            11,954,084           25,600,950
Cost of hardware resale revenue                                             645,813            10,672,141           23,571,474
                                                                  -----------------     -----------------    -----------------
Gross profit on hardware resale revenue                                     131,257             1,281,943            2,029,476
                                                                  -----------------     -----------------    -----------------

Operating expense:
    Sales and marketing                                                  48,979,339            28,108,035           13,821,961
    Research and development                                             15,713,563            10,929,815            8,363,087
    General and administrative                                           30,643,630            23,579,984            7,063,726
    Stock-based sales and marketing expense                               6,815,976             2,992,800              726,268
    Stock-based research and development expense                          3,068,977             1,191,810              227,261
    Stock-based general and administrative expense                        7,238,929             2,482,318                    -
    Amortization of goodwill and intangibles                             49,804,415             3,074,307                    -
                                                                  -----------------     -----------------    -----------------
      Total operating expense                                           162,264,829            72,359,069           30,202,303
                                                                  -----------------     -----------------    -----------------
Loss from operations                                                   (107,480,838)          (46,688,901)          (5,656,342)
                                                                  -----------------     -----------------    -----------------

Interest income (expense):
          Interest income                                                21,386,959             5,145,673              442,756
          Interest expense                                                 (354,874)             (720,573)            (338,410)
                                                                  -----------------     -----------------    -----------------
              Other income (expense), net                                21,032,085             4,425,100              104,346
                                                                  -----------------     -----------------    -----------------
Loss before income taxes                                                (86,448,753)          (42,263,801)          (5,551,996)
Provision for income taxes                                                  266,857               163,012              836,394
                                                                  -----------------     -----------------    -----------------
Net loss                                                                (86,715,610)          (42,426,813)          (6,388,390)
Accretion of mandatorily redeemable preferred stock                               -               (82,473)             (39,356)
                                                                  -----------------     -----------------    -----------------
Net loss available to common stockholders                             $ (86,715,610)        $ (42,509,286)       $  (6,427,746)
                                                                  =================     =================    =================

Net loss per common share:
          Basic                                                              ($0.53)               ($0.41)              ($0.13)
          Diluted                                                            ($0.53)               ($0.41)              ($0.13)
Weighted average shares outstanding:
          Basic                                                         164,659,004           102,464,684           49,577,764
          Diluted                                                       164,659,004           102,464,684           49,577,764

  The accompanying notes are an integral part of these consolidated financial statements.

                                 RED HAT, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                         Preferred Stock                    Common Stock
                                                                -------------------------------   -------------------------------
                                                                   Shares            Amount            Shares          Amount
                                                                -------------   ---------------   ----------------   -----------
Balance at February 28, 1998                                        6,085,080   $       411,691         48,948,402   $     4,895

Net loss                                                                    -                 -                  -             -
Exercise of common stock options and warrants                               -                 -          1,869,014           187
Tax benefit on exercise of common stock warrants                            -                 -                  -             -
Issuance of Series A preferred stock from options                     205,812           165,586                  -             -
Issuance of Series C preferred stock, net                             709,555         6,760,594                  -             -
Repurchase and retirement of preferred stock                         (141,386)          (44,357)                 -             -
Deferred compensation                                                       -                 -                  -             -
Amortization of deferred compensation                                       -                 -                  -             -
Stock options issued for services                                           -           434,580                  -             -
Accretion of mandatorily redeemable preferred stock                         -                 -                  -             -
Net increase in shareholder notes receivable                                -                 -                  -             -
                                                                -------------   ---------------   -----------------  -----------
Balance at February 28, 1999                                        6,859,061         7,728,094         50,817,416         5,082

Net loss                                                                    -                 -                  -             -
Adjustment for inclusion of Cygnus September 1999 net
   loss in results of operations twice                                      -                 -                  -             -
Other comprehensive income:
   Unrealized loss on investments in marketable
      securities                                                            -                 -                  -             -
   Foreign currency translation adjustment                                  -                 -                  -             -

Other comprehensive income                                                  -                 -                  -             -
Conversion of preferred stock into common stock                             -                 -         67,890,904         6,789
Sale of common stock in public offerings, net                               -                 -         16,550,000         1,655
Exercise of common stock options and warrants                               -                 -         10,084,673         1,008
Repurchase and retirement of preferred stock                           (7,372)           (1,119)                 -             -
Issuance of Series A preferred stock from exercise of options         530,357            93,899                  -             -
Issuance of Series C preferred stock, net                             524,160         4,973,882                  -             -
Conversion of common stock into preferred stock                     2,000,000                             (194,840)          (20)
Issuance of Series A convertible preferred stock                    8,000,000         7,900,000
Conversion of convertible preferred stock to common stock          (7,906,206)      (12,794,756)         9,500,084           950
Common stock issued for acquisitions                                        -                 -            495,785            50
Deferred compensation related to acquisitions                               -                 -                  -             -
Deferred compensation related to stock options                              -                 -                  -             -
Amortization of deferred compensation                                       -                 -                  -             -
Stock options issued for services                                           -                 -                  -             -
Net decrease in shareholder notes receivable                                -                 -                  -             -
Accretion of mandatorily redeemable preferred stock                         -                 -                  -             -
                                                                -------------   ---------------   ----------------   -----------
Balance at February 29, 2000                                       10,000,000         7,900,000        155,144,022        15,514

Net loss                                                                    -                 -                  -             -
Adjustment for exclusion of PTI January and February 2000
   results of operations                                                    -                 -                253             -
Other comprehensive income:
   Unrealized gain on investments in marketable
      securities                                                            -                 -                  -             -
   Foreign currency translation adjustment                                  -                 -                  -             -

Other comprehensive income                                                  -                 -                  -             -
Conversion of PTI Series A convertible preferred stock to
      common stock                                                (10,000,000)       (7,900,000)           974,201            97
Exercise of common stock options and warrants                               -                 -          5,388,908           539
Issuance of common stock under Employee Stock Purchase Plan                 -                 -             36,714             4
Issuance of PTI common stock, net                                           -                 -            296,117            30
Common stock issued for acquisitions                                        -                 -          6,645,684           665
Deferred compensation related to acquisitions                               -                 -                  -             -
Deferred compensation related to stock options                              -                 -                  -             -
Amortization of deferred compensation                                       -                 -                  -             -
Dividends paid to PTI shareholders in April 2000                            -                 -                  -             -
Decrease in shareholder notes receivable                                    -                 -                  -             -
                                                                -------------   ---------------   ----------------   -----------
Balance at February 28, 2001                                                -   $             -        168,485,899   $    16,849
                                                                =============   ===============   ================   ===========


                                                                  Additional      Shareholder
                                                                    Paid-In         Notes           Deferred       Accumulated
                                                                    Capital       Receivable      Compensation       Deficit
                                                                --------------  -------------    --------------  --------------
Balance at February 28, 1998                                    $     261,205   $    (170,790)   $           -   $   (3,422,395)

Net loss                                                                    -               -                -       (6,388,390)
Exercise of common stock options and warrants                       3,125,910      (2,745,901)               -                -
Tax benefit on exercise of common stock warrants                      163,831               -                -                -
Issuance of Series A preferred stock from options                           -               -                -                -
Issuance of Series C preferred stock, net                                   -               -                -                -
Repurchase and retirement of preferred stock                                -          72,877                -                -
Deferred compensation                                               2,415,416               -       (2,415,416)               -
Amortization of deferred compensation                                       -               -          953,529                -
Stock options issued for services                                     303,260               -                -                -
Accretion of mandatorily redeemable preferred stock                         -               -                -          (39,356)
Net increase in shareholder notes receivable                                -         (13,541)               -                -
                                                                -------------   -------------    -------------   --------------
Balance at February 28, 1999                                        6,269,622      (2,857,355)      (1,461,887)      (9,850,141)

Net loss                                                                    -               -                -      (42,426,813)
Adjustment for inclusion of Cygnus September 1999 net
   loss in results of operations twice                                      -               -                -          981,314
Other comprehensive income:
   Unrealized loss on investments in marketable
      securities                                                            -               -                -                -
   Foreign currency translation adjustment                                  -               -                -                -

Other comprehensive income                                                  -               -                -                -
Conversion of preferred stock into common stock                    15,363,730               -                -                -
Sale of common stock in public offerings, net                     337,051,328               -                -                -
Exercise of common stock options and warrants                       3,675,018         127,670                -                -
Repurchase and retirement of preferred stock                                -               -                -                -
Issuance of Series A preferred stock from exercise of options               -               -                -                -
Issuance of Series C preferred stock, net                                   -               -                -                -
Conversion of common stock into preferred stock                            20
Issuance of Series A convertible preferred stock
Conversion of convertible preferred stock to common stock          19,045,806               -                -                -
Common stock issued for acquisitions                               59,658,465               -                -                -
Deferred compensation related to acquisitions                      32,869,109               -      (32,869,109)               -
Deferred compensation related to stock options                      6,749,993               -       (6,749,993)               -
Amortization of deferred compensation                                       -               -        5,596,407                -
Stock options issued for services                                      13,523               -                -                -
Net decrease in shareholder notes receivable                                -       2,662,786                -                -
Accretion of mandatorily redeemable preferred stock                         -               -                -          (82,473)
                                                                -------------   -------------    -------------   --------------
Balance at February 29, 2000                                      480,696,614         (66,899)     (35,484,582)     (51,378,113)

Net loss                                                                    -               -                -      (86,715,610)
Adjustment for exclusion of PTI January and February 2000
   results of operations                                               (7,234)              -           78,759       (1,645,044)
Other comprehensive income:
   Unrealized gain on investments in marketable
      securities                                                            -               -                -                -
   Foreign currency translation adjustment                                  -               -                -                -

Other comprehensive income                                                  -               -                -                -
Conversion of PTI Series A convertible preferred stock to common
      stock                                                         7,899,903               -                -                -
Exercise of common stock options and warrants                       5,220,718               -                -                -
Issuance of common stock under Employee Stock Purchase Plan           590,106               -                -                -
Issuance of PTI common stock, net                                   1,208,108               -                -                -
Common stock issued for acquisitions                              147,862,054               -      (15,905,002)               -
Deferred compensation related to acquisitions                         689,437               -         (689,437)               -
Deferred compensation related to stock options                       (447,321)              -          447,321                -
Amortization of deferred compensation                                       -               -       15,501,529                -
Dividends paid to PTI shareholders in April 2000                            -               -                -       (3,850,000)
Decrease in shareholder notes receivable                                    -          66,899                -                -
                                                                -------------   -------------    -------------   --------------
Balance at February 28, 2001                                    $ 643,712,385   $           -    $ (36,051,412)  $ (143,588,767)
                                                                =============   =============    =============   ==============


                                                                      Accumulated
                                                                         Other                Total
                                                                     Comprehensive        Stockholders'
                                                                     Income (Loss)       Equity (Deficit)
                                                                     -------------       -----------------
Balance at February 28, 1998                                         $           -           $ (2,915,394)

Net loss                                                                         -             (6,388,390)
Exercise of common stock options and warrants                                    -                380,196
Tax benefit on exercise of common stock warrants                                 -                163,831
Issuance of Series A preferred stock from options                                -                165,586
Issuance of Series C preferred stock, net                                        -              6,760,594
Repurchase and retirement of preferred stock                                     -                 28,520
Deferred compensation                                                            -                      -
Amortization of deferred compensation                                            -                953,529
Stock options issued for services                                                -                737,840
Accretion of mandatorily redeemable preferred stock                              -                (39,356)
Net increase in shareholder notes receivable                                     -                (13,541)
                                                                     -------------        ---------------
Balance at February 28, 1999                                                     -               (166,585)

Net loss                                                                         -            (42,426,813)
Adjustment for inclusion of Cygnus September 1999 net
   loss in results of operations twice                                           -                981,314
Other comprehensive income:
   Unrealized loss on investments in marketable
      securities                                                          (575,647)
   Foreign currency translation adjustment                                  59,779
                                                                     -------------
Other comprehensive income                                                (515,868)              (515,868)
Conversion of preferred stock into common stock                                  -             15,370,519
Sale of common stock in public offerings, net                                    -            337,052,983
Exercise of common stock options and warrants                                    -              3,803,696
Repurchase and retirement of preferred stock                                     -                 (1,119)
Issuance of Series A preferred stock from exercise of options                    -                 93,899
Issuance of Series C preferred stock, net                                        -              4,973,882
Conversion of common stock into preferred stock                                                         -
Issuance of Series A convertible preferred stock                                                7,900,000
Conversion of convertible preferred stock to common stock                        -              6,252,000
Common stock issued for acquisitions                                             -             59,658,515
Deferred compensation related to acquisitions                                    -                      -
Deferred compensation related to stock options                                   -                      -
Amortization of deferred compensation                                            -              5,596,407
Stock options issued for services                                                -                 13,523
Net decrease in shareholder notes receivable                                     -              2,662,786
Accretion of mandatorily redeemable preferred stock                              -                (82,473)
                                                                     -------------        ---------------

Balance at February 29, 2000                                              (515,868)           401,166,666

Net loss                                                                         -            (86,715,610)
Adjustment for exclusion of PTI January and February 2000
   results of operations                                                         -             (1,573,519)
Other comprehensive income:
   Unrealized gain on investments in marketable
      securities                                                         1,853,321
   Foreign currency translation adjustment                              (1,143,991)
                                                                     -------------
Other comprehensive income                                                 709,330                709,330
Conversion of PTI Series A convertible preferred stock to common
      stock                                                                      -                      -
Exercise of common stock options and warrants                                    -              5,221,257
Issuance of common stock under Employee Stock Purchase Plan                      -                590,110
Issuance of PTI common stock, net                                                -              1,208,138
Common stock issued for acquisitions                                             -            131,957,717
Deferred compensation related to acquisitions                                    -                      -
Deferred compensation related to stock options                                   -                      -
Amortization of deferred compensation                                            -             15,501,529
Dividends paid to PTI shareholders in April 2000                                 -             (3,850,000)
Decrease in shareholder notes receivable                                         -                 66,899
                                                                     -------------        ---------------
Balance at February 28, 2001                                         $     193,462          $ 464,282,517
                                                                     =============        ===============

  The accompanying notes are an integral part of these consolidated financial statements.

                                 RED HAT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Year Ended
                                                                                 February 28,       February 29,      February 28,
                                                                                    2001               2000              1999
                                                                               -------------      -------------      ------------
Cash flows from operating activities:
   Net loss                                                                    $ (86,715,610)     $ (42,426,813)     $ (6,388,390)
Adjustments to reconcile net loss to net cash used in operating activities:
   Effect on cash of exclusion of PTI January and February
     2000 net loss                                                                (1,252,762)                 -                 -
   Effect on net loss of inclusion of Cygnus September
     1999 results of operations twice                                                      -            981,314                 -
   Depreciation and amortization                                                  54,997,258          6,190,781         1,807,723
   Deferred income taxes                                                                   -           (131,313)           11,891
   Stock-based compensation expense                                               15,564,029          5,596,407           953,529
   Tax benefit on exercise of common stock options and warrants                            -                  -           163,831
   Noncash management compensation expense                                                 -             13,523           737,840
   Provision for doubtful accounts                                                 2,689,444            768,521           185,092
   Provision for inventory obsolescence                                              746,072            481,280           182,509
   Loss on sale of property and equipment                                             71,576            131,629            46,058
   Deferred revenue                                                                  611,330          4,921,154        (1,496,319)
   Forgiveness of notes receivable from PTI stockholders                                   -            285,598                 -
Changes in operating assets and liabilities:
   Accounts receivable                                                           (22,030,406)          (938,395)       (1,249,260)
   Inventory                                                                        (997,055)          (624,627)         (331,067)
   Prepaid expenses                                                                  228,175         (1,028,082)           (6,735)
   Intangibles and other assets                                                   (4,206,311)        (1,741,680)           61,881
   Refundable income taxes                                                            92,311            (92,311)          416,158
   Accounts payable                                                               (3,568,493)         5,264,693           592,707
   Royalties payable                                                                (115,117)           (28,957)         (103,249)
   Accrued expenses                                                                7,585,221          4,205,252         1,029,510
   Payment of liabilities assumed in acquisitions                                 (3,329,669)                 -                 -
                                                                               -------------      -------------      ------------
   Net cash used in operating activities                                         (39,630,007)       (18,172,026)       (3,386,291)
                                                                               -------------      -------------      ------------

Cash flows from investing activities:
 Purchase of investment securities                                              (264,764,884)      (275,926,085)       (1,966,600)
 Proceeds from sales and maturities of investment securities                     148,964,320        174,073,991         1,065,526
 Acquisitions of businesses, net of cash acquired                                  4,677,934           (600,000)                -
 Purchase of property and equipment                                              (11,137,641)        (7,092,330)       (2,195,013)
 Proceeds from sale of equipment                                                      29,528                  -                 -
                                                                               -------------      -------------      ------------
   Net cash used in investing activities                                        (122,230,743)      (109,544,424)       (3,096,087)
                                                                               -------------      -------------      ------------
Cash flows from financing activities:
 Decrease in stockholders' notes receivable                                           66,899          2,662,786            14,978
 Proceeds from notes payable                                                       5,500,000            350,000         2,416,667
 Repayments of notes payable                                                      (3,607,291)        (2,426,603)          (39,409)
 Repurchase of PTI restricted stock                                                        -             (1,119)                -
 Proceeds from issuance of mandatorily redeemable preferred stock, net                     -          3,180,628        10,084,854
 Proceeds from issuance of preferred stock                                                 -         12,862,507         6,760,594
 Proceeds from sale of common stock by PTI                                         1,208,138                  -                 -
 Proceeds from issuance of common stock under Employee Stock Purchase Plan           590,110                  -                 -
 Proceeds from issuance of common stock in public offerings, net                           -        337,052,983                 -
 Proceeds from exercise of common stock options and warrants                       5,221,257          3,908,969           545,781
 Purchase of treasury stock                                                       (6,439,738)                 -                 -
 Payment of dividends to PTI shareholders                                         (3,850,000)                 -                 -
 Payment of capital lease obligations                                               (154,528)          (198,161)          (55,998)
                                                                               -------------      -------------      ------------
     Net cash (used in) provided by financing activities                          (1,465,153)       357,391,990        19,727,467
                                                                               -------------      -------------      ------------

Effect of foreign currency exchange rates on cash and cash equivalents            (1,143,991)            59,779                 -
Net (decrease) increase in cash and cash equivalents                            (164,469,894)       229,735,319        13,245,089
Cash and cash equivalents at beginning of year                                   249,682,724         19,947,405         6,702,316
                                                                               -------------      -------------      ------------
Cash and cash equivalents at end of year                                       $  85,212,830      $ 249,682,724      $ 19,947,405
                                                                               =============      =============      ============

      The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1-Organization

Red Hat, Inc. and its subsidiaries ("Red Hat" or the "Company") offer users one single, trusted point of contact and a common platform for developing, deploying and managing open source software across Internet infrastructure and devices that connect to the Internet, ranging from small embedded devices to high availability clusters and integrated web server/e-commerce operating systems. The Red Hat Network, Red Hat's unique web based system management technology, helps companies worldwide easily manage all of their Red Hat Linux servers and appliances by delivering open source products, service, support and information on-line in real-time. Red Hat was incorporated in Connecticut in March 1993 as ACC Corp., Inc. In September 1995, the Company changed its name to Red Hat Software, Inc. In September 1998, the Company reincorporated in Delaware. In June 1999, the Company changed its name to Red Hat, Inc. In January 2000, the Company acquired Cygnus Solutions, Inc. ("Cygnus") in a transaction accounted for using the pooling of interests method of accounting (see NOTE 3). In February 2001, the Company acquired Planning Technologies, Inc. ("PTI") in a transaction accounted for using the pooling of interests method of accounting (see NOTE 3). All prior period financial statements of the Company have been restated to reflect these combinations.


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

Accounts Receivable

The Company's accounts receivable include $3,378,074 and $2,433,095 in unbilled receivables at February 28, 2001 and February 29, 2000, respectively. Unbilled receivables arise as revenues for custom development services are recognized under the percentage-of-completion method. These amounts are billable at specified dates, which do not necessarily coincide with timing of revenue recognition. In addition, accounts receivable include a subcontractor receivable, which represents amounts due from a customer of PTI for services performed by a subcontractor of PTI. Accounts receivable are presented net of an allowance for doubtful accounts (see NOTE 4).

Investments

The Company's investments at February 28, 2001 and February 29, 2000 are in debt and equity securities which are classified as available for sale and carried at market value in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity

Securities" ("SFAS 115"). The Company's investments are considered available for sale as these securities could potentially be sold in response to needs for liquidity, changes in the availability of and the yield on alternative instruments or changes in funding sources or terms. The Company has an unrealized gain (loss) of $1,277,674 and ($575,647) related to these investments at February 28, 2001 and February 29, 2000, respectively, which is recorded as other comprehensive income (loss), a separate component of stockholders' equity.

Inventory

The costs incurred for duplicating the computer software, documentation, and training materials sold by the Company from the product masters and for packaging the product for distribution are capitalized as inventory at the lower of cost or market using the weighted average method and charged to cost of sales when revenue from the sale of units is recognized. Management periodically evaluates the realizability of inventory based on planned release dates of product updates and records a reserve for obsolescence when necessary. The reserve for inventory obsolescence was approximately $322,000 and $335,000 at February 28, 2001 and February 29, 2000, respectively.

Internal Use Software

The Company capitalized $1,738,888 and $0 in costs related to the development of internal use software during the years ended February 28, 2001 and February 29, 2000, respectively. The Company amortizes the costs of computer software developed for internal use on a straight-line basis over its estimated useful life which ranges from five to seven years. The carrying value of internal use software is included in property and equipment on the Consolidated Balance Sheets.

Capitalized Software Costs

Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. As a result of the Company's practice of releasing source code that it has developed on a weekly basis for unrestricted download on the Internet, there is generally no passage of time between achievement of technological feasibility and the availability of the Company's product for general release. Therefore, the Company has no capitalized software development costs at February 28, 2001 and February 29, 2000.

Property and Equipment

Property and equipment is primarily comprised of furniture and computer equipment which are recorded at cost and depreciated using the straight-line method over their estimated useful lives as follows: furniture and fixtures, seven years; computer equipment, three years; computer software, three years; leasehold improvements, over the lesser of the remaining useful life of the asset or the remaining term of the lease. Expenditures for maintenance and repairs are charged to operations as incurred; major expenditures for renewals and betterments are capitalized and depreciated. Property and equipment acquired under capital leases are being depreciated over their estimated useful lives or the respective lease term, if shorter.

Goodwill and Intangibles

Goodwill, which represents the excess of acquisition cost over the tangible net assets acquired in business combinations, is amortized over its estimated useful life of three years. Costs incurred for acquiring certain intangible assets such as trademarks, copyrights and patents are capitalized and amortized using the straight-line method over their estimated useful lives, which range from three to 15 years.

Other Assets

Other assets includes security deposits which are expected to be refunded to the Company upon termination of certain leases, investments in other companies accounted for using the cost method of accounting, and the long-term portion of the Company's prepaid directors' and officers' insurance premiums, which is amortized to general and administrative expense over the term of the insurance policy.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires that assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets. No impairments were required to be recognized during the years ended February 28, 2001, February 29, 2000 and February 28, 1999.

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

Professional consulting revenue, which is also included in services revenue, is recognized as the consultants provide services. At February 28, 2001 and February 29, 2000 all consultants services were billed. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Web advertising revenue, which is included in subscription revenue, is recognized ratably in the period in which the advertisement is displayed, provided that the Company has no significant remaining obligations, at the lesser of the ratio of connections to the advertiser's website delivered over total guaranteed connections to the advertiser's website or the straight line basis over the term of the contract. If minimum guaranteed connections are not met, the Company defers recognition of the corresponding revenue until the guaranteed connections are achieved.

Hardware resale revenue is recognized based on the shipping terms of the product. Effective January 1, 2000, the Company began migrating from a value added reseller to a pure professional services company. Therefore, an immaterial amount of hardware resale revenue was generated in fiscal 2001.

Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company's common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair market value of the Company's common stock at the grant date, the difference between the fair market value of the Company's common stock and the exercise price of the stock option is recorded as deferred compensation. In addition, PTI's stock option plan (see
NOTE 14) provides the Company with the right of first refusal, for a period of six months from the exercise date, to repurchase shares if the employee ceases to be employed for any reason. Accordingly, the options are accounted for under the provisions of variable plan accounting as set forth in APB 25 whereby the Company recognizes adjustments to deferred compensation for changes in the difference between the exercise price of the stock options granted and the fair market value of the stock at each balance sheet date. Deferred compensation is amortized to compensation expense over the vesting period of the stock option. Stock-based compensation also includes the amortization of deferred compensation related to the value of certain shares of common stock to be issued to certain HKS shareholders contingent on their continued employment with the Company for a period of three years after the date of acquisition (see NOTE 3). The Company recognized $15,501,529, $5,596,407 and $953,529 in non-cash compensation expense related to amortization of deferred compensation during the years ended February 28, 2001, February 29, 2000 and February 28, 1999, respectively. In addition, the Company classifies the employer portion of tax liabilities paid upon exercise of non-qualified stock options and warrants as stock-based compensation. The Company paid $1,495,981 and $1,259,356 in tax liabilities related to stock options and warrants exercised during the years ended February 28, 2001 and February 29, 2000, respectively. No tax liabilities related to stock options and warrants were paid during the year ended February 28, 1999.

The Company complies with the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of costs, including salaries and sales commissions, of all personnel involved in the sales process and related expenses. Sales and marketing expenses also include costs of advertising and trade shows. All costs of advertising, including cooperative marketing arrangements, the software products, books and related services offered by the Company are expensed as incurred. Advertising expense totaled $3,361,698, $3,156,061 and $1,003,517 for the years ended February 28, 2001, February 29, 2000 and February 28, 1999, respectively.

Research and Development Expenses

Research and development expenses include all direct costs, primarily salaries for Company personnel and outside consultants, related to the development of new software products, significant enhancements to existing software products, and the portion of costs of development of internal use software required to be expensed, and are charged to operations as incurred until such time as technological feasibility is achieved and ending when a product is available for general release to customers.

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

Foreign Currency Translation

The majority of the Company's international sales are currently denominated in U.S. Dollars. The Euro has been determined to be the functional currency for the Company's European operations and local currencies have been determined to be the functional currencies for the Company's Asian operations. Foreign exchange gains and losses, which result from the process of remeasuring foreign currency financial statements into U.S. Dollars, are included in the Consolidated Statements of Operations. Foreign exchange gains and losses which result from the translation of foreign currency financial statements into U.S. Dollars where the local currency is the functional currency are included in other comprehensive income, which is a separate component of stockholders' equity. Foreign exchange gains and losses were not material for the years ended February 28, 2001, February 29, 2000 and February 28, 1999.

Significant Customers and Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company primarily places its temporary cash investments with high-credit quality financial institutions which invest predominantly in U.S. Government instruments, commercial paper of prime quality and certificates of deposit guaranteed by banks which are members of the FDIC. Cash deposits are primarily in financial institutions in the United States, however, cash from monthly operating costs of international operations are deposited in banks outside the United States.

The Company performs ongoing credit evaluations to reduce credit risk and requires no collateral from its customers. Management estimates the allowance for uncollectible accounts based on their historical experience and credit evaluation. Accounts receivable from one customer comprised 25% of net receivables as of February 28, 2001. As of February 29, 2000, approximately 19% of accounts receivable, representing hardware resale, were concentrated in the 8(a) federal program and other federal contracts. Due to the credit worthiness of the federal government, the Company does not require collateral and does not expect any loss from nonpayment of these receivables.

Sales to one distributor comprised 10% and 17% of total revenue for the years ended February 28, 2001 and February 29, 2000, respectively. Hardware resales to the federal government comprised 11% and 28% of total revenue for the years ended February 29, 2000 and February 28, 1999, respectively.

Cash Flows

The Company made cash payments for interest of $66,253, $148,595 and $104,859 for the years ended February 28, 2001, February 29, 2000 and February 28, 1999, respectively. The Company made cash payments of $0, $121,137 and $243,559 for income taxes during the years ended February 28, 2001, February 29, 2000 and February 28, 1999, respectively.

The Company acquired property and equipment through the assumption of capital lease obligations amounting to $195,225, $309,132 and $488,310 for the years ended February 28, 2001, February 29, 2000 and February 28, 1999, respectively.

Net Loss Per Common Share

The Company computes net loss per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per common share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss available to common stockholders per common share ("Diluted EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants and shares issuable upon conversion of outstanding mandatorily redeemable preferred stock. The calculation of net loss per share available to common stockholders does not include 2,604,357, 51,336,842, and 49,379,463 potential shares of common stock equivalents for the years ended February 28, 2001, February 29, 2000 and February 28, 1999, respectively, as their impact would be antidilutive.

Segment Reporting

Management identifies its operating segments primarily based on differences in the nature of its products and services and on geographical location. The Company's operating segments are subscription, services, hardware resale, and web advertising. Performance of these segments is evaluated based on their respective gross margins. Web advertising revenues and costs are included in subscription revenues and costs, respectively, on the Company's Consolidated Statement of Operations. The following table presents the revenues, costs and gross margins of subscription and web advertising sales for the years ended February 28, 2001 and February 29, 2000, respectively. No web advertising revenues were generated in the year ended February 28, 1999.

                                                                   Year Ended      Year Ended
                                                                   ----------      ----------
                                                                   February 28,    February 29,
                                                                   ------------    ------------
                                                                       2001            2000
                                                                       ----            ----
         Subscription revenue...................................    $40,848,679     $23,960,187
         Cost of subscription revenue...........................     14,396,251      13,069,831
                                                                    -----------     -----------
         Gross margin...........................................     26,452,428      10,890,356
         Web advertising revenue................................      4,649,926       1,306,638
         Cost of web advertising revenue........................        264,245         696,259
                                                                    -----------     -----------
         Gross margin...........................................    $ 4,385,681     $   610,379

Information on the services and hardware resale segments is presented on the Consolidated Statement of Operations.

Management evaluates the Company's assets on a consolidated basis only. Accordingly, no information has been provided and no allocations have been made related to segment assets. There were no transactions entered into between the Company's operating segments.

The Company has international sales offices in the United Kingdom, Ireland, Germany, Hong Kong, Australia, and Japan. The following disclosure aggregates individually immaterial international operations and separately discloses the significant international operations at and for the years ended February 28, 2000, February 29, 2000 and February 28, 1999.

                                                            North                             Asia Pacific
                                                           America            Europe            and Japan            Total
                                                           -------            ------            ---------            -----
                                                                              Year Ended February 28, 2001
                                                                              ----------------------------

Revenues from unaffiliated customers.................    $ 83,417,438        $10,727,225        $ 9,283,964        $103,428,627
Net loss available to common stockholders............    $(79,399,823)       $(4,389,075)       $(2,926,712)       $(86,715,610)
Total assets.........................................    $493,540,764        $ 7,333,793        $ 4,376,598        $505,251,155

                                                                              Year Ended February 29, 2000
                                                                              ----------------------------

Revenues from unaffiliated customers.................    $ 54,113,347        $ 4,230,213        $ 6,432,975        $ 64,776,535
Net loss available to common stockholders............    $(38,712,698)       $(2,203,242)       $(1,510,873)       $(42,509,286)
Total assets.........................................    $427,641,695        $ 5,642,561        $ 1,576,749        $434,861,005

                                                                              Year Ended February 28, 1999
                                                                              ----------------------------

Revenues from unaffiliated customers.................    $ 50,282,791        $   334,579        $12,811,542        $ 63,428,912
Net income (loss) available to common stockholders...    $ (7,075,422)       $   134,523        $   513,153        $ (6,427,746)
Total assets.........................................    $ 38,196,952        $   287,879        $   673,505        $ 39,158,336

Comprehensive Income

The Company's items of other comprehensive income (loss) are comprised of an unrealized gain (loss) on investments in marketable securities of $1,853,321 and ($575,647) and a foreign currency translation adjustment of ($1,143,991) and $59,779 during years ended February 28, 2001 and February 29, 2000, respectively. The Company had no items of other comprehensive income during the year ended February 28, 1999.

Recent Accounting Pronouncements

The FASB recently issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133" ("SFAS 137"). The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The adoption of SFAS 137 and SFAS 133 will not have a material impact on the consolidated financial position or results of operations of the Company.


NOTE 3-Business Combinations

In late February 2001, the Company completed a merger with PTI by exchanging 6,319,704 shares of its common stock for all of the outstanding common stock of PTI. In addition, approximately 2,414,927 outstanding PTI employee stock options were converted at the same exchange factor into options to purchase approximately 253,219 shares of the Company's common stock.

The merger constituted a tax-free reorganization and has been accounted for using the pooling of interests method of accounting under Accounting Principles Board Opinion No. 16 ("APB 16"). Accordingly, all prior period financial statements have been restated to include the results of operations, financial position and cash flows of PTI as though it had always been a part of the Company.

Prior to the merger, PTI's fiscal year ended on December 31. In order to conform PTI's year end with the fiscal year end of the Company, PTI's results of operations for the months of January and February 2000 have been excluded from all periods presented. PTI's net loss for the months of January and February 2000 was $1,645,044. A debit to accumulated deficit has been recorded to account for the effect of excluding the net loss of PTI for the months of January and February 2000, in the results of operations of the Company. Immaterial adjustments were made to conform PTI and the Company's accounting policies. Certain reclassifications were made to PTI's financial statements to conform to the Company's presentation.

In connection with the merger, the Company recorded a charge of approximately $1.7 million to operating expenses for costs incurred related to the merger at the date the merger was completed. These merger costs consist primarily of $1.0 million in investment banking and filing fees and $0.7 million in costs of attorneys and accountants. Subsequent to February 28, 2001, the Company recorded an additional charge of approximately $1.4 million to operating expenses for costs incurred related to the merger. These additional merger costs consist primarily of $0.9 million in severance and other employee related costs, and $0.5 million in costs to merge the information and accounting systems of Red Hat and PTI.

The results of operations for the separate companies and the consolidated amounts presented in the consolidated financial statements are as follows:


                                                  Year ended            Year ended         Year ended
                                                 February 28,          February 29,        February 28,
                                                     2001                 2000                1999
                                                ----------------------------------------------------------
Subscription and services revenue
   Red Hat....................................     $ 77,950,553       $ 42,427,503          $ 33,031,682
   PTI........................................       24,701,004         10,394,948             4,796,280
Hardware resale revenue
   PTI........................................     $    777,070       $ 11,954,084          $ 25,600,950


Net loss available to common stockholders
   Red Hat....................................     $(72,277,422)      $(39,924,839)         $ (5,827,301)
   PTI........................................      (14,438,188)        (2,584,447)             (600,445)
   Consolidated...............................     $(86,715,610)      $(42,509,286)         $ (6,427,746)


As a result of the fact that PTI was acquired in late February 2001, the results of operations above represent PTI's results of operations prior to the date of the acquisition.

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

The merger constituted a tax-free reorganization and was accounted for using the pooling of interests method of accounting under APB 16. Accordingly, all financial statements for periods prior to January 2000 have been restated to include the results of operations, financial position and cash flows of Cygnus as though it had always been a part of the Company. Immaterial adjustments were made to conform the Company and Cygnus' accounting policies. Certain reclassifications were made to Cygnus' financial statements to conform to the Company's presentation.

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

In connection with the merger, the Company recorded a charge of approximately $9.4 million to operating expenses for costs incurred related to the merger at the date the merger was completed. These merger costs consist primarily of $5.9 million in investment banking and filing fees, $1.1 million in costs of attorneys and accountants, $0.8 million in severance and other employee related costs, $0.7 million in infrastructure reconfiguration to improve overall business efficiency, and $0.2 million in facilities closure costs and other directly related costs.

In January 2000, the Company completed the acquisition of all of the outstanding common stock of Hell's Kitchen Systems, Inc. ("HKS") in exchange for the issuance of 478,004 shares of the Company's common stock valued at $57,671,183. The acquisition of HKS has been accounted for using the purchase method of accounting in accordance with APB 16 and, accordingly, the excess of purchase price over the fair values of the net assets acquired of $57,771,183 has been recorded as goodwill, which is being amortized on a straight-line basis over three years. Goodwill amortization is expected to be $19,257,061 on an annualized basis. An additional 239,000 shares valued at $28,835,350 may be issued to certain shareholders contingent upon their continued employment with the Company for a period of three years after the date of the acquisition. As of February 28, 2001, 104,146 shares were issued under this portion of the agreement. This amount has been recorded as deferred compensation and is being amortized on a straight-line basis over three years. In addition to the above, 79,666 shares may be issued if certain performance objectives are met. The value of these shares will be determined and recorded as goodwill as the performance objectives are met. As of February 28, 2001, no shares were issued under this portion of the agreement.

In March 2000, PTI acquired Enterprise Network Systems, Inc. ("ENS"), an indirect wholly-owned subsidiary of iGate Capital Corporation, an unrelated corporation, in a transaction accounted for as a purchase. In connection with this transaction, PTI issued 3,156,036 shares of its common stock valued at $32,279,094 in exchange for certain ENS assets with a fair value of approximately $175,000 and $5,500,000 in cash. PTI recorded intangible assets of $26,604,094, which represented the excess of the purchase price over the fair value of the assets acquired. Goodwill amortization is expected to be $8,868,031 on an annualized basis.

In May 2000, the Company acquired all of the outstanding common stock of Bluecurve, Inc. ("Bluecurve") in exchange for the issuance of 972,083 shares of the Company's common stock and the assumption of all of the outstanding Bluecurve stock options valued, in the aggregate, at $33,223,303, plus the assumption of $1,021,544 in net liabilities. The acquisition of Bluecurve has been accounted for using the purchase method of accounting in accordance with APB 16 and, accordingly, the excess of purchase price over the fair values of the net assets acquired of $34,244,847 has been recorded as goodwill, which is being amortized on a straight-line basis over three years. Goodwill amortization is expected to be $11,414,949 on an annualized basis.

In July 2000, the Company completed the acquisition of all of the outstanding common stock of WireSpeed Communications Corporation, Inc. ("WireSpeed") in exchange for the issuance of 1,461,119 shares of the Company's common stock, and the assumption of all of the outstanding WireSpeed stock options valued, in the aggregate, at $35,832,638, plus the assumption of $741,525 in net liabilities. The acquisition of WireSpeed has been accounted for using the purchase method of accounting in accordance with APB 16 and, accordingly, the excess of purchase price over the fair values of the net assets acquired of $36,574,163 has been recorded as goodwill, which is being amortized on a straight-line basis over three years. An additional $4,042,902 in goodwill was recorded during the year ended February 28, 2001 upon satisfaction of certain performance objectives. In addition to the above, additional shares may be issued, with a maximum value of $33,000,000, if certain performance objectives are met. The number and value of these shares will be determined and recorded as goodwill as the performance objectives are met.

In September 2000, the Company completed the acquisition of all of the outstanding common stock of C2Net Software, Inc. ("C2Net") in exchange for the issuance of 954,357 shares of the Company's common stock, and the assumption of all of the outstanding C2Net stock options. The fair value of the shares and stock options issued for vested stock options of C2Net, together with the intrinsic value of stock options issued for unvested stock options of C2Net amounted to $42,798,154, plus the assumption of $1,810,325 in net liabilities. The acquisition of C2Net has been accounted for using the purchase method of accounting in accordance with APB 16 and, accordingly, the excess of purchase price over the fair values of the net assets acquired of $28,703,477 has been recorded as goodwill, which is being amortized on a straight-line basis over three years, and $15,905,002 has been recorded as deferred compensation in accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"), which is being amortized over the remaining vesting period of the related stock options, which averages approximately three years. Goodwill amortization is expected to be $9,567,825 on an annualized basis. In addition to the above, additional shares may be issued, with a market value as defined in the agreement, if certain performance objectives are met. The number and value of these shares will be determined and recorded as goodwill as the performance objectives are met.

In January 2001, the Company completed the acquisition of all of the outstanding common stock of Akopia, Inc. ("Akopia") in exchange for $500,000 in cash and 722,009 shares of the Company's common stock, which were purchased at a cost of $6,439,738 as treasury stock and immediately reissued in conjunction with the acquisition, and the assumption of all of the outstanding Akopia stock options. Treasury stock issued in this transaction is netted in common stock issued for acquisitions on the Consolidated Statements of Stockholders' Equity (Deficit). The fair value of the cash, shares and stock options issued for vested stock options of Akopia, together with the intrinsic value of stock options issued for unvested stock options of Akopia amounted to $7,629,175, plus the assumption of $691,364 in net liabilities. The acquisition of Akopia has been accounted for using the purchase method of accounting in accordance with APB 16 and, accordingly, the excess of purchase price over the fair values of the net assets acquired of $7,631,102 has been recorded as goodwill, which is being amortized on a straight-line basis over three years, and $689,437 has been recorded as deferred compensation in accordance with FIN 44, which is being amortized over the remaining vesting period of the related stock options, which averages approximately three years. Goodwill amortization is expected to be $2,543,700 on an annual basis.

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the years ended February 28, 2001 and February 29, 2000 as if the acquisitions of HKS, Bluecurve, WireSpeed, C2Net and Akopia had occurred on March 1, 2000 and March 1, 1999, respectively, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company's operating results would have been had the acquisition actually taken place on March 1, 2000 and March 1, 1999 and may not be indicative of future operating results.


                                                                 Year ended          Year ended
                                                                February 28,        February 29,
                                                                    2001                2000
                                                              ----------------- -------------------
   Revenue.........................................             $ 104,839,552      $   66,504,403

   Net loss........................................             $(103,019,159)     $ (103,243,469)

   Net loss per common share, basic and diluted....             $       (0.62)     $        (0.96)

NOTE 4-Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The activity in the Company's allowance for doubtful accounts for the years ended February 28, 2001, February 29, 2000 and February 28, 1999 is presented in the following table:


                                                Balance at       Charged to                             Balance at
                                                 beginning       income or                                end of
                                                 of period      expense (b)        Deductions (a)         period
                                                 ---------      -----------       --------------          ------
1999.....................................        $210,388       $  185,092           $  (105,613)      $  289,867
2000.....................................        $289,867       $  768,521           $  (310,936)      $  747,452
2001.....................................        $847,452       $2,689,444           $(1,701,604)      $1,835,292

______________________________

(a)      Represents amounts written-off as uncollectible accounts receivable.
(b)      Excludes $100,000 charged to expense by PTI during January and February
         2000.


NOTE 5-Property and Equipment

The Company's property and equipment consisted of the following:

                                                           February 28,       February 29,
                                                               2001              2000
                                                               ----              ----

Computer equipment................................          $13,119,425         $9,138,669
Software, including software developed for internal
   use............................................            7,034,016          3,183,310
Furniture and fixtures............................            1,647,978          1,848,189
Leasehold improvements............................            2,142,515            259,485

                                                             23,943,934         14,429,653
Less:  accumulated depreciation...................           (9,352,424)        (5,896,935)

                                                            $14,591,510         $8,532,718

Depreciation expense was $5,192,843, $3,096,775, and $1,675,234 for the years ended February 28, 2001, February 29, 2000 and February 28, 1999, respectively.

NOTE 6-Goodwill and Intangible Assets

Goodwill and intangible assets were comprised of the following:


                                                            February 28,         February 29,
                                                                2001                  2000
                                                                ----                  ----
Goodwill and intangibles - Akopia....................        $ 7,631,102
Goodwill and intangibles - C2Net.....................         28,703,477
Goodwill and intangibles - WireSpeed.................         40,617,065
Goodwill and intangibles - Bluecurve.................         34,244,847
Goodwill and intangibles - ENS.......................         26,604,094
Goodwill and intangibles - HKS.......................         57,771,183            57,771,183
Goodwill and intangibles - other acquisitions........          1,810,804             1,305,291
Web site domain names................................          2,015,961             1,594,000
Other................................................            876,838               671,252

                                                             200,275,371            61,341,726
Less: accumulated amortization.......................        (52,878,722)           (3,074,307)
                                                            $147,396,649          $ 58,267,419

Amortization expense was $49,804,415, $3,074,307, and $0 for the years ended February 28, 2001, February 29, 2000 and February 28, 1999, respectively.


NOTE 7-Other Assets

Other assets were comprised of the following:


                                                            February 28,         February 29,
                                                                2001                 2000
                                                                ----                 -----
Cost basis investments...............................         $8,000,005            $3,500,005
Notes receivable.....................................            578,499             1,000,000
Other................................................            446,634               377,708
                                                              $9,025,138            $4,877,713

NOTE 8-Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable at February 28, 2001 and February 29, 2000 approximated their fair value due to the short-term nature of these items.

The fair value of the Company's short-term and long-term investments at February 28, 2001 and February 29, 2000, differed from their historical cost by $1,277,674 and $(575,647), respectively. The Company had realized gains (losses) on investments of approximately $58,000, $0, and $0 during the years ended February 28, 2001, February 29, 2000 and February 28, 1999, respectively. Following is a summary of the historical cost, unrealized gain (loss) and fair values of the Company's investments at February 28, 2001 and February 29, 2000:


                                                                            February 28, 2001
                                                                            -----------------

                                                                                Unrealized
                                                                                ----------
                                                                  Cost             Gain          Fair Value
                                                                  ----             ----          -----------
Short-term corporate debt and equity securities........        $ 31,104,303      $  168,357      $ 31,272,660
Short-term government debt and equity securities.......          31,592,476          46,498        31,638,974
                                                              -----------------------------------------------
                                                                 62,696,779         214,855        62,911,634

Long-term corporate debt and equity securities.........          86,506,676         910,581        87,417,257
Long-term government debt and equity securities........          66,987,189         152,238        67,139,427
                                                              -----------------------------------------------
                                                                153,493,865       1,062,819       154,556,684

                                                              -----------------------------------------------
                                                               $216,190,644      $1,277,674      $217,468,318
                                                              -----------------------------------------------

                                                                           February 29, 2000
                                                                           -----------------


                                                                              Unrealized
                                                                              ----------
                                                                  Cost           Loss            Fair Value
                                                                  ----           ----            ----------
Short-term government debt and equity securities.......         $27,595,639      $(135,417)       $27,460,222
                                                             ------------------------------------------------

Long-term corporate debt and equity securities.........          57,626,040       (358,350)        57,267,690
Long-term government debt and equity securities........          15,168,402        (81,880)        15,086,522
                                                             ------------------------------------------------
                                                                 72,794,442       (440,230)        72,354,212

                                                             ------------------------------------------------
                                                               $100,390,081      $(575,647)       $99,814,434
                                                             ------------------------------------------------

NOTE 9-Accrued Expenses

         Accrued expenses were comprised of the following:

                                                             February 28,      February 29,
                                                                 2001             2000
                                                                 ----             ----
Wages and other compensation...........................       $ 6,968,687      $ 3,539,616
Trade..................................................         4,921,820        3,189,536
Taxes..................................................           808,655          572,067
Merger-related.........................................         1,932,315
Other..................................................         1,284,205        1,050,541
                                                              $15,915,682      $ 8,351,760


NOTE 10-Income Taxes

         The components of the Company's provision for income taxes consisted of the following:

                                              February      February      February
                                              --------      --------      ---------
                                              28, 2001      29, 2000       28, 1999
                                              --------      --------      ---------
Current:
   Foreign.............................       $266,857      $271,826     $ 503,112
   Federal.............................                                    458,791
   State...............................                       22,499       105,963
   Current tax expense.................        266,857       294,325     1,067,866
Deferred:
   Foreign.............................
   Federal.............................                     (117,702)     (207,320)
   State...............................                      (13,611)      (24,152)
   Deferred tax expense................                     (131,313)     (231,472)
Net provision for income taxes.........       $266,857      $163,012     $ 863,394

The provision for income taxes in all periods primarily relates to foreign withholding taxes on foreign revenues earned by a U.S. Company. These withholding taxes paid may be creditable against U.S. federal income taxes in future periods.

Significant components of the Company's deferred tax assets and liabilities at February 28, 2001 and February 29, 2000, consisted of the following:

                                                         February 28,       February 29,
                                                         -----------        -----------
                                                             2001               2000
                                                             ----               ----
Deferred Tax Assets:
Domestic net operating loss carryforwards.......          $11,552,885        $ 8,396,328
Foreign net operating loss carryforwards........            3,496,618          1,104,295
Accounts receivable.............................            1,074,856          2,030,857
Allowance for inventory obsolescence............              104,918            129,930
Other accruals and liabilities..................              387,090            441,909
Intangibles.....................................              640,068            640,068
Research and development credit.................            1,452,415          1,127,415
Foreign tax credit..............................            1,053,422          1,053,422
Compensation-related accruals...................            9,304,925          2,380,402
Total deferred tax assets.......................           29,067,197         17,304,626
Valuation allowance for deferred tax assets.....          (28,531,930)       (16,903,284)
Deferred tax assets.............................              535,267            401,342
Deferred Tax Liabilities:
Fixed and intangible assets.....................              535,267            401,342
Total deferred tax liabilities..................              535,267            401,342
Net deferred taxes..............................          $                  $

As of February 28, 2001 and February 29, 2000, the Company provided a full valuation allowance against its net deferred tax assets since realization of these benefits cannot be reasonably assured. An increase in the valuation allowance was recorded during the years ended February 28, 2001 and February 29, 2000 to reserve the increase in total deferred tax assets during such periods due to uncertainty of realizability.

As of February 28, 2001, the Company had Federal and state net operating loss carryforwards of approximately $31,097,000 and $20,481,000, respectively. These net operating loss carryforwards expire in varying amounts beginning in 2011 and 2002 for Federal and state income tax purposes, respectively. The utilization of the Federal net operating loss carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code. If the Company's utilization of its net operating loss carryforwards is limited and the Company has taxable income which exceeds the permissible yearly net operating loss utilization, the Company would incur a Federal income tax liability even though its net operating loss carryforwards exceed its taxable income.

The Company's foreign net operating loss carryforwards expire in varying amounts beginning in 2005. The Company's research and development credits begin to expire in varying amounts beginning in 2009.

Taxes computed at the statutory federal income tax rate of 34% are reconciled to the provision for income taxes for the years ended February 28, 2001, February 29, 2000 and February 28, 1999 as follows:

                                                                         Year Ended        Year Ended       Year Ended
                                                                        February 28,      February 29,     February 28,
                                                                             2001             2000             1999
                                                                      -------------------------------------------------
Effective rate...................................................              0.0%              0.0%           (15.0)%
United States Federal tax benefit at statutory rate..............     $(29,392,576)     $(14,369,692)     $(1,887,679)
State tax benefit (net of Federal tax)...........................         (987,383)       (1,124,992)        (459,806)
Foreign taxes....................................................          370,727           325,805          422,680
Change in valuation reserves.....................................       11,628,646        10,936,080        3,257,231
Research and development tax credit..............................         (325,000)         (318,157)        (255,104)
Foreign tax credit...............................................                           (167,692)        (563,000)
Acquisition related expenses.....................................       18,237,862         4,113,793
Nondeductible items..............................................          734,581           767,867          322,072
                                                                     -------------------------------------------------
Provision for income taxes.......................................     $    266,857      $    163,012      $   836,394


NOTE 11-Short Term Payable

PTI had a $750,000 line of credit with a financial institution that expired on May 31, 2000. The financial institution had been extending the terms of the loan on a monthly basis and amounts outstanding under this note were due upon demand and thus are classified as a current liability. Borrowings under the line of credit bear interest at the 30 day commercial paper rate plus 3.15% (8.91% at February 29, 2000) and were collateralized by certain assets of PTI. At February 28, 2001 and February 29, 2000, $0 and $350,000, respectively, were outstanding under this line of credit.

In connection with the acquisition of ENS (see NOTE 3), PTI obtained a line of credit from ENS's former parent. Under the terms of the line of credit, PTI could borrow up to $10,000,000. Borrowings under this line of credit bear interest at the rate obtained by the lender to secure these funds plus 0.25% (8.82% at February 28, 2001) and are collateralized by certain assets of PTI. During the year ended February 28, 2001, PTI made borrowings totaling $5,500,000. At February 28, 2001, $2,750,000 was outstanding under this line of credit, all of which was repaid subsequent to this date.


NOTE 12-Mandatorily Redeemable Preferred Stock

At February 28, 1999, the Company had authorized and issued 6,801,400, 8,116,550 and 1,027,388 shares of Series A, Series B and Series C mandatorily redeemable preferred stock, respectively. In March and April 1999, the Company had additional closings of the Series C mandatorily redeemable preferred stock financing in which the Series C Investors purchased 1,027,388 shares of Series C mandatorily redeemable preferred stock for $3,227,026, or $3.141 per share. The shares of Series A, Series B and Series C mandatorily redeemable preferred stock had a par value of $0.0001 per share.

All outstanding shares of Series A, Series B and Series C mandatorily redeemable preferred stock automatically converted into 67,890,904 shares of common stock, at the then effective conversion rate, upon the closing of the Company's initial public offering of common stock in August 1999.

The Series A, Series B and Series C mandatorily redeemable preferred stock were initially recorded at the total net proceeds received by the Company upon issuance. The difference between the total net proceeds at issuance of $12,068,063 and the total redemption price of $14,416,585 was being charged to accumulated deficit over the period from issuance until redemption was to first become available. The amount of accretion recognized during each period was determined by using the effective interest rate method. The Company recognized $82,473 and $39,356 in accretion for the years ended February 29, 2000 and February 28, 1999, respectively. The Company had no outstanding mandatorily redeemable preferred stock prior to the year ended February 28, 1999.

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


NOTE 13-Common and Preferred Stock

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

In January 2001, the Company purchased 722,009 shares of its common stock at a total cost of $6,439,738. These shares were all reissued in the acquisition of Akopia on January 17, 2001.

Preferred Stock

At February 28, 2001, the Company has authorized 5,000,000 shares of preferred stock with a par value of $0.0001 per share. No shares of preferred stock were outstanding at February 28, 2001 and February 29, 2000.

Cygnus Preferred Stock

Cygnus had authorized 7,798,180 shares of Series A preferred stock at February 28, 1999. On January 15, 1997, Cygnus converted 5,882,633 outstanding shares of common stock to Series A preferred stock. In addition, 914,493 Series A preferred shares were issued from exercise of options by employees to purchase Cygnus Series A preferred stock. All outstanding Cygnus Series A preferred stock was converted into 6,318,219 shares of the Company's common stock on January 7, 2000, the closing date of the merger between Red Hat and Cygnus.

In March and June 1999, Cygnus entered into purchase agreements with several investors, whereby, 1,233,715 shares of Cygnus Series C preferred stock were sold for $9.50 per share, or net proceeds of $11,734,476. All outstanding Cygnus Series C preferred stock was converted into 1,233,715 shares of the Company's common stock on the closing date of the merger between the Company and Cygnus.

PTI Preferred Stock

PTI had authorized 10,000,000 shares of Series A Convertible Preferred Stock ("PTI Preferred Stock"). Each share of PTI Preferred Stock was convertible into one share of PTI common stock or .0974021 shares of the Company's common stock after adjustment for the exchange ratio. On June 22, 1999, PTI sold 4,761,905 shares of PTI Preferred Stock at $1.68 per share for net proceeds of $7,900,000, to certain investors, pursuant to a Stock Purchase Agreement ("Agreement"). In conjunction with the Agreement, certain shareholders of PTI also exchanged 1,190,476 shares of PTI common stock for an equal number of shares of PTI Preferred Stock and subsequently sold these shares to the investors. Under the terms of the Agreement, an additional 4,047,619 shares of PTI Preferred Stock were placed in an escrow account. These shares would be released to the investors if PTI did not achieve certain revenue levels. In March 2000, 3,632,346 of these shares were released to the investors. At the time of PTI's acquisition of ENS, all shares of PTI Preferred Stock converted into 10,000,000 shares of PTI's common stock.


NOTE 14-Stock Options and Warrants

Stock Options

The Company has two stock options plans that provide for the granting of either incentive stock options or non-qualified stock options (1998 and 1999 plans). As of February 28, 2001, 23,636,525 shares of common stock were reserved for issuance upon exercise of options granted to any employee, officer or director or consultant of the Company at terms and prices to be determined by the Board of Directors. The plans provide that the purchase price per share for each non-qualified option should be set by the Board of Directors on the date of grant. The purchase price per share for each Incentive Stock Option (ISO) shall not be less than the fair market value of the common stock on the date of grant. The maximum term for an option granted is ten years from the date of grant. Options granted under the plans generally vest 25% upon completion of one full year of service and 6.25% on the first day of each subsequent three-month period. Under the 1998 plan, all options are immediately exercisable upon grant into restricted shares of the Company's common stock with the same vesting provisions as the original option. The Company, at its option, may repurchase these restricted shares at the original purchase price under certain circumstances. No additional options may be granted under the 1998 plan.

PTI Stock Option Plans

Effective August 7, 1997 and June 1, 1998, PTI implemented two incentive stock option plans (the "Plans"). Under the Plans, the exercise price of incentive stock options granted to key employees was required to be not less than the fair market value of the shares on the grant date. The options are exercisable ratably from a vesting start date designated by the Board of Directors over a three to four year vesting period. The Plans also provide for stock appreciation rights and stock bonus awards. No such awards have been granted under the Plans. In addition, the Plans provide the Company the right of first refusal, with no time restrictions, to repurchase shares if the employee ceases to be employed for any reason. Accordingly, the Company recognizes adjustments to deferred compensation for changes in the difference between the exercise prices of the stock options granted and the fair market value of the common stock at each balance sheet date. Deferred compensation is presented as a component of stockholders' equity in the accompanying Consolidated Balance Sheets and is amortized over the vesting period of the stock options.

Cygnus Stock Option Plans

In March 1997, Cygnus's Board of Directors adopted the 1997 Cygnus Stock Plan. The provisions of the 1997 Cygnus Stock Plan provided for incentive stock options to be issued to employees and nonstatutory stock options and stock purchase rights to be issued to employees and consultants.

The exercise price of incentive stock options and nonstatutory stock options granted under the 1997 Cygnus Stock Plan was required to be at least 100% and 85%, respectively, of the fair market value of the shares on the date of grant. Stock options issued under the Cygnus 1997 Stock Plan generally expired ten years from the date of the grant or such shorter term as may be provided in the stock option agreement. Stock options granted under the 1997 Cygnus Stock Plan typically vest over a four year period at a rate of 25% after the first year and ratably each month thereafter.

Stock Purchase Rights provide for issuance of common stock at not less than 85% of the fair market value of the stock. The 1997 Cygnus Stock Plan provides that the Administrator of the 1997 Cygnus Stock Plan shall advise the offeree in writing of the terms, conditions and restrictions related to the offer. Restricted stock purchases generally vest 25% after the first year and 1/48th each month thereafter. Unvested shares are subject to repurchase upon termination of employment.

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

The activity for the stock option plans for the years ended February 28, 2001, February 29, 2000 and February 28, 1999 is presented in the following table:


                                                                    Weighted
                                                       Shares        Average
                                                     Underlying   Exercise Price
                                                       Options      Per Share
                                                       -------      ---------

       Outstanding at February 28, 1998........       2,400,065        $ 0.96
       Granted.................................      11,674,621          0.63
       Exercised...............................      (1,368,926)         2.41
       Forfeited...............................        (672,606)         2.05

       Outstanding at February 28, 1999........      12,033,154          0.64
       Granted.................................      11,737,975         11.26
       Exercised...............................      (7,455,030)         0.51
       Forfeited...............................      (1,208,867)         3.63

       Outstanding at February 29, 2000........      15,107,232          8.97
       Granted.................................       8,173,849         18.91
       Exercised...............................      (2,743,908)         1.94
       Forfeited...............................      (3,147,859)        23.02

       Outstanding at February 28, 2001........      17,389,314        $12.08

The Company recorded deferred compensation of $(447,321), $6,749,993, and $2,415,416 during the years ended February 28, 2001, February 29, 2000 and February 28, 1999, respectively, to reflect the difference between the aggregate fair value and exercise price during this period of all stock options granted with an exercise price below the fair value of the Company's common stock at the date of the grant and stock options granted under PTI stock option plans. Amortization of deferred compensation totaled $15,501,529, $5,596,407 and $953,529 during the years ended February 28, 2001, February 29, 2000 and February 28, 1999, respectively.

The following summarizes information about the Company's stock options at February 28, 2001:

      Exercise             Number            Weighted        Weighted        Number         Weighted
       Prices            Outstanding         Average         Average       Exercisable       Average
       ------            -----------       Contractual       Exercise      -----------      Exercise
                                               Life           Price                          Price
                                               ----           -----                          -----
                                     Options Outstanding                       Options Exercisable
                                     -------------------                       -------------------
      $  0.00-$ 13.40        11,864,002                8.1     $   2.39         9,360,292       $  1.33
      $ 13.40-$ 26.79         3,045,963                9.2     $  20.65             7,148       $ 17.25
      $ 26.79-$ 40.19         1,548,616                9.3     $  27.86            36,520       $ 36.89
      $ 40.19-$ 53.59           347,909                8.4     $  42.84            94,267       $ 42.94
      $ 53.59-$ 66.98            16,100                9.0     $  55.75                 0       $ 55.75
      $ 66.98-$ 80.38           157,200                9.0     $  73.44            39,298       $ 73.44
      $ 80.38-$ 93.78            19,400                8.9     $  92.50             4,850       $ 92.50
      $ 93.78-$107.18            32,815                7.5     $ 101.79             9,677       $101.79
      $107.18-$120.57           181,000                8.8     $ 108.50            47,749       $108.50
      $120.57-$133.97           176,309                8.6     $ 133.97            45,383       $133.97
                             --------------------------------------------------------------------------
                             17,389,314                8.4     $  12.08         9,645,184       $  3.48

Stock Warrants

On October 10, 1995, the Company issued warrants, which are equivalent to nonqualified stock options, to purchase 7,480,800 shares of common stock to three of its employees with an exercise price of $0.0001 per share. The warrants vested 25% annually on each May 1, beginning May 1, 1996 and ending May 1, 1999. The warrants terminate upon death, permanent disability, termination of employment or May 1, 2006. The Company and certain founding shareholders have a right of first refusal to purchase the warrant shares on the same terms as a proposed purchaser and a right to purchase the shares upon the death, disability, or termination of employment of the employee. Upon the death, disability, or termination without cause of the employee, the purchase price shall be 80% of the fair market value of the Company's common stock as determined by the Board of Directors. If the employee is terminated for cause, the purchase price shall be 80% of the lesser of the book value or the fair market value of the Company's common stock.

The activity for the stock warrants is presented in the following table:


                                            Shares           Weighted        Shares         Weighted        Shares          Weighted
                                          Underlying         Average       Underlying        Average       Underlying       Average
                                           Warrants          Exercise       Warrants        Exercise        Warrants        Exercise
                                           --------           Price         --------          Price         --------         Price
                                                             Per Share                      Per Share                      Per Share
                                                             ---------                      ---------                      ---------
                                          Year Ended February 28, 2001   Year Ended February 29, 2000   Year Ended February 28, 1999
                                          ----------------------------   ----------------------------   ----------------------------
Outstanding at beginning of year.....         3,614,900         $.0001       6,774,900         $.0001       7,480,800         $.0001
Exercised............................        (2,645,000)        $.0001      (3,160,000)        $.0001        (705,900)        $.0001
Outstanding at end of year...........           969,900         $.0001       3,614,900         $.0001       6,774,900         $.0001
Exercisable at end of year...........           969,900         $.0001       3,614,900         $.0001       4,908,700         $.0001

     SFAS 123 requires the Company to disclose pro forma information regarding stock option grants and warrants issued to its employees. SFAS 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company's Consolidated Statement of Operations, because APB 25 specifies that no compensation charge arises when the exercise price of employees' stock options and warrants equal the market value of the underlying stock at the grant date, as in the case of options and warrants granted to the Company's employees. The fair value of options and warrants was estimated using the following assumptions for the years ended February 28, 2001, February 29, 2000 and February 28, 1999:


                                Year Ended    Year Ended    Year Ended
                               February 28,  February 29,  February 28,
                               -----------   -----------   -----------
                                      2001          2000          1999
                                      ----          ----          ----

     Expected divided yield          0.00%         0.00%         0.00%
     Risk-free interest rate         5.75%         5.85%         4.98%
     Expected volatility           120.02%       129.96%         0.00%
     Expected Life (in years)           5             5             6


     Had the Company accounted for its stock option plan and stock warrants by recording compensation expense based on the fair value at the grant date on a straight-line basis over the vesting period, stock-based compensation costs would have increased net loss available to common stockholders by $89,712,040, $106,895,916 and $13,329,510 for the years ended February 28,
     2001, February 29, 2000 and February 28, 1999, respectively. The pro forma effect on basic and diluted earnings per common share would have been a reduction of $0.54, $1.04 and $0.27 for the years ended February 28, 2001, February 29, 2000 and February 28, 1999, respectively.

     The weighted average estimated fair value of employee stock options granted was $18.20, $10.31, and $0.41 per share during the years ended February 28, 2001, February 29, 2000 and February 28, 1999, respectively. The weighted average estimated fair value of the warrants at the time of grant was $0.0001 per share.

NOTE 15-Related-Party Transactions

At February 29, 2000, the Company held a $1,000,000 interest bearing promissory note receivable with an officer of the Company. The promissory note was repaid to the Company during fiscal 2001 upon termination of employment of the officer.


NOTE 16-Commitments and Contingencies

As of February 28, 2001, the Company leased office space and certain equipment under various non-cancelable operating and capital leases. Future minimum lease payments required under the operating and capital leases at February 28, 2001 are as follows:

                                                                                           Operating       Capital
                                                                                            Leases         Leases
                                                                                            ------         ------
     2002.........................................................................       $ 3,159,795     $ 222,840
     2003.........................................................................         3,109,948       204,708
     2004.........................................................................         2,233,607       101,422
     2005.........................................................................           611,431           145
     2006.........................................................................           458,309
     Thereafter...................................................................         1,685,264

        Total minimum lease payments..............................................       $11,258,354       529,115


     Less amount representing interest (at rates ranging from 8.2% to 9.6%).......                         (57,882)

     Present value of net minimum lease payments..................................                         471,233
     Less current portion.........................................................                        (193,895)

        Long-term portion.........................................................                       $ 277,338

Rent expense under operating leases was $3,731,568, $2,115,814 and $1,377,552 for the years ended February 28, 2001, February 29, 2000 and February 28, 1999, respectively.

The Company is involved in certain legal proceedings as a part of its normal course of business. Management does not believe that the ultimate resolution of these matters will have a material impact on the Company's results of operations or financial position in any quarterly or annual period.


NOTE 17-Employee Benefit Plans

401(k) Plan

The Company provides a retirement plan qualified under Section 401(k) of the Internal Revenue Code ("IRC") of 1986, as amended. Participants may elect to contribute a portion of their annual compensation to the plan, after complying with certain limitations set by the IRC. Employees are eligible to participate in the plan who are over 21 years of age and have completed three months of service with Red Hat. If, however, an employee was employed by the Company prior to February 1999, the 401(k) plan covers such employee regardless of age or length of service. The Company has the option to make contributions to the plan but did not make any contributions to the plan for the years ended February 28, 2001, February 29, 2000 and February 28, 1999.

Employee Stock Purchase Plan

In 1999, the Company's stockholders approved the 1999 Employee Stock Purchase Plan (the "Plan"), under which 1,500,000 shares of the Company's common stock could be sold to employees. All full-time U.S. and certain non-U.S. employees are eligible to participate in the Plan. The Plan provides that participants may authorize the Company to withhold up to 10% of their earnings, on a semi-annual basis, to purchase shares of stock at a price equal to the lesser of 85% of the fair value of the stock as of the first business day of the period or the last business day of the period. The Plan will terminate at the earlier of the date that all 1,500,000 shares have been sold or at June 2, 2009. During the years ended February 28, 2001, February 29, 2000 and February 28, 1999, 36,714, 0 and 0 shares, respectively, of the Company's common stock were sold under the Plan.


NOTE 18-Subsequent Event (Unaudited)

Subsequent to the end of fiscal 2001, the Company and certain of its officers and directors were named as defendants in a class action suit. The plaintiff contends that the defendants violated federal securities laws by issuing a Registration Statement and Prospectus that contained materially false and misleading information and failed to disclose material information. The Prospectus was issued in connection with the Company's initial public offering in August 1999. The Company is reviewing the suit and believes that the complaints are without merit and intends to vigorously defend itself and its officers and directors.

NOTE 19-Unaudited Quarterly Results

                                                                     Year Ended February 28, 2001
                                                                     ----------------------------
                                                                (in thousands, except per share data)
                                                                -------------------------------------
                                                       4/th/            3/rd/            2/nd/            1/st/
                                                       ----             -----            -----            -----
                                                      Quarter          Quarter          Quarter          Quarter
                                                      -------          -------          -------          -------
Subscription revenue...........................       $ 11,790         $ 13,250         $ 10,690          $ 9,769
Services revenue...............................         15,230           15,718           14,264           11,941
Gross profit on subscription and services
revenue........................................         15,206           15,976           12,540           10,867
Hardware resale revenue (a)....................              0              228              100              449
Gross profit on hardware resale revenue........              0               35                8               88
Loss from operations...........................        (28,817)         (30,229)         (25,595)         (22,839)
Net loss.......................................        (24,220)         (25,068)         (20,006)         (17,422)
Net loss per common share (b) (c):
     Basic.....................................          (0.14)           (0.15)           (0.12)           (0.11)
     Diluted...................................          (0.14)           (0.15)           (0.12)           (0.11)
Number of weighted average shares outstanding
(b):
     Basic.....................................        168,156          167,144          163,976          159,464
     Diluted...................................        168,156          167,144          163,976          159,464

                                                                      Year Ended February 29, 2000
                                                                      ----------------------------
                                                                 (in thousands, except per share data)
                                                                 ------------------------------------
                                                        4/th/           3/rd/             2/nd/            1/st/
                                                        -----           -----             -----            -----
                                                       Quarter         Quarter           Quarter          Quarter
                                                       -------         -------           ------           -------
Subscription revenue...........................      $   8,138         $  6,735         $  5,993         $  4,402
Services revenue...............................          7,839            6,601            7,271            5,844
Gross profit on subscription and services                7,414            5,686            6,231            5,246
revenue........................................
Hardware resale revenue (a)....................          2,353            3,429            3,042            3,130
Gross profit on hardware resale revenue........            237              426              235              384
Loss from operations...........................        (26,922)          (7,737)          (7,823)          (4,207)
Net loss.......................................        (24,084)          (6,468)          (7,739)          (4,136)
Net loss per common share (b) (c):
     Basic.....................................          (0.16)           (0.05)           (0.11)           (0.08)
     Diluted...................................          (0.16)           (0.05)           (0.11)           (0.08)
Number of weighted average shares outstanding
(b):
     Basic.....................................        147,503          140,840           70,583           51,878
     Diluted...................................        147,503          140,840           70,583           51,878

_________________

NOTE: The quarterly financial data for the quarters presented above has been restated to reflect the acquisition of PTI, which was accounted for as a pooling of interests.

(a) Hardware resale revenue represents PTI's resale of computer hardware, software and peripherals. Beginning in fiscal year 2000, PTI discontinued its practice of reselling hardware products.

(b) Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per common share.

(b) All share and per share information has been retroactively restated to reflect the two-for-one splits of common stock (see NOTE 13).

(c) ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                   PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the Sections "Election of Directors," "Occupations of Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" from the registrant's definitive proxy statement for the annual meeting of stockholders to be held on August 2, 2001 (the "Proxy Statement"), which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant's fiscal year ended February 28, 2001, is hereby incorporated by reference.

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

                                     PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this Report under "Item 8-Financial Statements and Supplementary Data":

           1.     Financial Statements:

         Report of Independent Accountants                                              48

         Consolidated Balance Sheets at February 28, 2001 and February 29, 2000         49

         Consolidated Statements of Operations for the years ended February 28, 2001,
         February 29, 2000 and February 28, 1999                                        50

         Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
         February 28, 2001, February 29, 2000 and February 28, 1999                     51

         Consolidated Statements of Cash Flows for the years ended February 28, 2001,
         February 29, 2000 and February 28, 1999                                        52


         Notes to Consolidated Financial Statements                          53



           2.     Financial Statement Schedules:

               All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

           3.     List of Exhibits:



   Exhibit                            Description of Exhibit
                                      ----------------------
     No.
     ---

     2.1 Agreement and Plan of Merger by and among the registrant, HKS Acquisition Corp., Hell's Kitchen Systems, Inc., and certain shareholders of Hell's Kitchen Systems, Inc. dated as of January 4, 2000 (incorporated by reference from Exhibit 2.2 to the registrant's Registration Statement on Form S-1 (File no. 333-94775))

     2.2 Stock Purchase Agreement, dated June 13, 2000, by and among Red Hat, Inc., WireSpeed Communications Corporation and Andrew Bailey, as Securityholder Agent (incorporated by reference from Exhibit
              2.1 to the registrant's Current Report on Form 8K dated July 27,
              2000)

     2.3 Amendment to Stock Purchase Agreement, dated July 27, 2000, by and among Red Hat, Inc., WireSpeed Communications Corporation and Andrew Bailey, as Securityholder Agent (incorporated by reference from registrant's Current Report on Form 8K dated August 11, 2000)

     3.1 Third Amended and Restated Certificate of Incorporation, as amended, of the registrant (incorporated by reference from Exhibit
              3.1 to the registrant's Registration Statement on Form S-1 (File no. 333-94775))

     3.2 Amended and Restated By-laws, as amended, of the registrant (incorporated by reference from Exhibit 3.2 to the registrant's Registration Statement on Form S-1 (File no. 333-94775))

     4.1 Specimen certificate representing the common stock (incorporated by reference from Exhibit 4.1 to the registrant's Registration Statement on Form S-1 (File no. 333-80051))

    10.1* Red Hat, Inc. 1998 Stock Option Plan, as amended (incorporated by reference from Exhibit 10.1 to the registrant's Registration Statement on Form S-1 (File no. 333-80051))

    10.2* Red Hat, Inc. 1999 Stock Option and Incentive Plan (incorporated by reference from Exhibit 10.2 to the registrant's Registration Statement on Form S-1 (File no. 333-80051))

    10.3* Red Hat, Inc. 1999 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.3 to the registrant's Registration Statement on Form S-1 (File no. 333-80051))

    10.4 First Amended and Restated Investor Rights Agreement by and among the registrant and the Investors and Founders listed therein, dated as of February 25, 1999, as amended (incorporated by reference from Exhibit 10.7 to the registrant's Registration Statement on Form S-1 (File no. 333-80051))

    10.5* Non-Qualified Stock Option Agreement by and between the registrant and Matthew Szulik (incorporated by reference from Exhibit 10.9 to the registrant's Registration Statement on Form S-1 (File no. 333-80051))

    10.6* Incentive Stock Option Agreement by and between the registrant and Matthew Szulik (incorporated by reference from Exhibit 10.10 to the registrant's Registration Statement on Form S-1 (File no. 333-80051))

    10.7* Non-Qualified Stock Option Agreement by and between the registrant and Timothy Buckley (incorporated by reference from Exhibit 10.11 to the registrant's Registration Statement on Form S-1 (File no. 333-80051))

    10.8* Incentive Stock Option Agreement by and between the registrant and Timothy Buckley (incorporated by reference from Exhibit 10.12 to the registrant's Registration Statement on Form S-1 (File no. 333-80051))

    10.9      GNU General Public License (incorporated by reference from Exhibit
              10.13 to the registrant's Registration Statement on Form S-1 (File no. 333-80051))

    10.10** Escrow Agreement by and among the registrant and Lawrence Weidman, as Shareholder Representative, dated January 6, 2000 (incorporated by reference from Exhibit 99.3 to the registrant's Current Report on Form 8-K dated January 6, 2000)

    21.1      Subsidiaries of Red Hat, Inc.

    23.2      Consent of PricewaterhouseCoopers LLP

    24.1      Power of Attorney (included on signature page of Annual Report)

          * Indicates a management contract or compensatory plan, contract or management.
         ** Confidential materials omitted and filed separately with the Securities and Exchange Commission

         (b)  Reports on Form 8-K:

         The registrant filed a Current Report on Form 8-K with the Securities and Exchange Commission on March 5, 2001 to disclose the acquisition by the registrant on February 26, 2001 of substantially all of the capital stock of Planning Technologies, Inc., a Georgia corporation ("PTI"), by means of a merger (the "PTI Merger") of Coke Acquisition Corp., a North Carolina corporation and wholly owned subsidiary of Red Hat ("PTI Merger Sub"), with and into PTI, pursuant to the Agreement and Plan of Reorganization dated as of February 23, 2001 (the "PTI Merger Agreement") by and among Red Hat, PTI Merger Sub, PTI and the majority shareholders of PTI. As a result of the PTI Merger, PTI became a wholly owned subsidiary of Red Hat and will continue to operate as a wholly-owned subsidiary of Red Hat.

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

                                  Date:  April 19, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                                    Title                                           Date
         ---------                                                    -----                                           ----
/s/ MATTHEW J.SZULIK                    Chief Executive Officer, President and Director (principal executive      April 19, 2001
--------------------
Matthew J. Szulik                       officer)

/s/ KEVIN B. THOMPSON                   Chief Financial Officer                                                   April 19, 2001
---------------------
Kevin B. Thompson                      (principal financial and accounting officer)

/s/ ROBERT F. YOUNG                     Director                                                                  April 19, 2001
-------------------
Robert F. Young

/s/ EUGENE MCDONALD                     Director                                                                  April 19, 2001
-------------------
Eugene McDonald

/s/ F. SELBY WELLMAN                    Director                                                                  April 19, 2001
--------------------
F. Selby Wellman

/s/ WILLIAM S. KAISER                   Director                                                                  April 19, 2001
---------------------
William S. Kaiser

/s/ KEVIN HARVEY                        Director                                                                  April 19, 2001
----------------
Kevin Harvey

/s/ ERIC HAHN                           Director                                                                  April 19, 2001
-------------
Eric Hahn