Form 10-K/A
period 2001-02-28
RED HAT INC
filed 2001-04-26
CIK 1087423

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-K/A

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended February 28, 2001 or

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to
        __________.

Commission File Number:  0-26281


                                 RED HAT, INC.
            (Exact name of registrant as specified in its charter)

          Delaware                                       06-1364387
 (State of Incorporation)                   (I.R.S. Employer Identification No.)

2600 Meridian Parkway, Durham, North Carolina             27713
   (Address of principal executive offices)            (Zip Code)


                                (919) 547-0012
             (Registrant's telephone number, including area code)

  Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
                               $.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [_]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]


Aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 2001 was approximately $758,772,733, based on the closing price of $6.4375 for our common stock as reported by The Nasdaq National Market on February 28, 2001. There were 168,485,899 shares of common stock outstanding as of February 28, 2001

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                               Explanatory Note

     Red Hat, Inc. ("Red Hat" or the "Company") hereby amends the following items of its Annual Report on Form 10-K for the year ended February 28, 2001 (the "Original Filing"). Each of the below referenced Items in Part III is hereby amended by deleting the Item in its entirety and replacing it with the Item set forth herein. Any Item in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing.


                                   Part III

Item 10.  Directors and Executive Officers of the Registrant

Executive Officers and Directors

     The information required by this Item regarding the identity, business experience and certain other information concerning the Company's executive officers and directors appears under the heading "Executive Officers of Red Hat" in Part I of the Original Filing.

Section 16(a) Beneficial Ownership Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Company's Common Stock (collectively, "Reporting Persons") to file with the Securities and Exchange Commission (the "SEC" initial reports of ownership and reports of changes in ownership of Common Stock of the Company. Such persons are required by regulations of the SEC to furnish the Company with copies of all such filings. Based on its review of the copies of such filings received by it with respect to the fiscal year ended February 28, 2001 and written representations from certain Reporting Persons, the Company believes that all Reporting Persons complied with all Section 16(a) filing requirements in the fiscal year ended February 28, 2001, with the following exception(s): one Initial Statement of Beneficial Ownership of Securities on Form 3 was filed late, for Eugene J. McDonald and one Statement of Changes in Beneficial Ownership of Securities on Form 4 was filed late for Timothy J. Buckley.

Item 11.  Executive Compensation

Executive Compensation Summary

     The following table sets forth the annual and long-term compensation for each of the past three fiscal years of each of (i) the Company's Chief Executive Officer and (ii) each of the Company's four most highly compensated executive officers who were serving as of February 28, 2001 and whose annual compensation exceeded $100,000 (collectively, with the Chief Executive Officer, the "Named Officers"):

                          SUMMARY COMPENSATION TABLE

                                                                                    Long-Term
                                                                                   Compensation
                                                                                   ------------
                                                Annual Compensation(1)                Awards
                                           _________________________________          ------

                                           Fiscal       Salary       Bonus           Options/         All Other
Name and Principal Position                 Year         ($)         ($)(2)          SARs(#)        Compensation
---------------------------                 ----          --         ------          -------        -------------
Matthew J. Szulik, President and            2001       233,771        2,312          1,000,000            ---
 Chief Executive Officer                    2000       170,207      100,000                ---            ---
                                            1999        53,958          ---          5,345,140            ---


Timothy J. Buckley, Executive Vice          2001       188,333      101,875            200,000            ---
 President and Chief Operating Officer      2000       133,751          ---          2,717,240      38,087 (3)


Kevin B. Thompson, Executive Vice           2001        93,625       11,563            350,000      29,167 (3)
 President and Chief Financial Officer

Howard A. Jacobson, Senior Vice             2001       129,875       35,250            200,000            ---
 President - Corporate Development

Mark H. Webbink, Senior Vice                2001       110,518        7,813            100,000            ---
 President, General Counsel and
 Secretary

_________________

(1) Excludes perquisites and other personal benefits, the aggregate annual amount of which for each officer was less than the lesser of $50,000 or 10% of the total salary and bonus reported.
(2) Bonuses are reported in the year earned, even if actually paid in a subsequent year.
(3) Relocation compensation.


Option Grants in Last Fiscal Year

     The following table sets forth grants of stock options pursuant to the Company's 1999 Stock Plan and the Company's 1998 Stock Plan granted during the fiscal year-ended February 28, 2001 to the Named Officers who are listed in the Summary Compensation Table above:

                  OPTION/SAR GRANTS IN LAST FISCAL YEAR/(3)/

                                                                                          Potential Realizable Value at
                                                                                       Assumed Annual Rates of Stock Price
                         Individual Grants (1)(2)                                       Appreciation for Option Term (4)
                         ------------------------                                       -------------------------------
                               Number of
                               Securities        Percent
                               Underlying       of Total        Exercise
                                Options/      Options/SARs         or
                                  SARs         Granted to         Base
                                Granted       Employees in        Price    Expiration
     Name                         (#)          Fiscal Year(3)    ($/Sh)       Date       5%($)        10%($)
     ----                         ---          --------------     -----       ----       -----        ------
Matthew J. Szulik,               1,000,000           13.6        27.3125      6/29/10  17,176,685    43,529,090
 President and Chief
 Executive Officer

Timothy J. Buckley, Senior         200,000            2.7        27.3125      6/29/10   3,435,337     8,705,818
 Vice President and Chief
 Operating Officer

Kevin B. Thompson                  150,000            4.8        17.8125      9/27/10   1,680,328     4,258,281
                                   200,000                         7.031     11/28/10     884,352     2,241,121

Howard A. Jacobson                 100,000            2.7          21.75      5/12/10   1,367,846     3,466,390
                                   100,000                       20.0625      7/26/10   1,261,720     3,197,446

Mark H. Webbink                     25,000            1.4         27.875       5/1/10     438,261     1,110,639
                                    75,000                       20.0625      7/26/10     946,290     2,398,084

__________________

(1) No stock appreciation rights ("SARs") were granted by the Company in the fiscal year ended February 28, 2001.
(2) Stock options were granted under the Company's 1999 Stock Option and Incentive Plan at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant.
(3) Represents all options granted to the individual during fiscal 2001 as a percentage of all options granted to employees during fiscal 2001.
(4) Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on the market value of the Company's Common Stock on the date of option grant over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the timing of such exercise and the future performance of the Company's Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.

Option Exercises and Fiscal Year-End Values

     The following table sets forth information with respect to options to purchase the Company's Common Stock granted under the Company's 1998 Stock Option Plan, as amended, the Company's 1999 Stock Option and Incentive Plan and the Company's 1999 Employee Stock Purchase Plan to the Named Officers who are listed in the Summary Compensation Table above, including (i) the number of shares of Common Stock purchased upon exercise of options in the fiscal year ended February 28, 2001; (ii) the net value realized upon such exercise; (iii) the number of unexercised options outstanding at February 28, 2001; and (iv) the value of such unexercised options at February 28, 2001:


                AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL
                  YEAR AND FISCAL YEAR-END OPTION/SAR VALUES



                                                                Number of Unexercised              Value of
                                 Shares                              Options at                   Unexercised
                              Acquired on                         February 28, 2001          In-the-Money Options
                           Exercise (#)(1)(2)     Value                  (#)              at February 28, 2001 ($)(3)
          Name                                 Realized ($)  Exercisable/ Unexercisable   Exercisable/ Unexercisable
---------------------------------------------------------------------------------------------------------------------

Matthew J. Szulik,                      0                0        3,345,140 / 1,000,000              $21,534,339 / $0
 President and Chief
 Executive Officer........

Timothy J. Buckley,                     0                0          2,717,240 / 200,000              $17,492,233 / $0
 Executive Vice
 President and Chief
 Operating Officer........

Kevin B. Thompson,                      0                0                  0 / 350,000              $         0 / $0
 Executive Vice
 President and Chief
 Financial Officer........

Howard A. Jacobson, Sr             45,000        1,513,328              75000 / 200,000              $   482,813 / $0
 Vice President -
 Corporate Development....

Mark H. Webbink, Sr                     0                                   0 / 100,000              $         0 / $0
 Vice President, General
 Counsel, and Secretary...

________________

(1) The number of shares disclosed reflects the 2-to-1 stock split effected by the Company on August 11, 1999 and the 2-to-1 stock split effected by the Company on January 10, 2000.
(2) Amounts disclosed in this column do not reflect amounts actually received by the Named Officers but are calculated based on the difference between the fair market value of the Company's Common Stock on the date of exercise and the exercise price of the options. The Named Officers will receive cash only if and when they sell the Common Stock issued upon exercise of the options, and the amount of cash received by such individuals is dependent on the price of the Company's Common Stock at the time of such sale.

(3) Value is based on the difference between the option exercise price and the fair market value at February 28, 2001, the fiscal year-end ($6.4375 per share as quoted on the Nasdaq National Market), multiplied by the number of shares underlying the option.


Executive Employment Arrangements

     Matthew Szulik, Red Hat's Chief Executive Officer and President, is a party to an incentive stock option agreement and a non-qualified stock option agreement, which provides for the lapsing in full of Red Hat's repurchase right as to any unvested option shares upon the termination of his employment, either by Red Hat's successor without cause or by Mr. Szulik for good reason, following a change in control of Red Hat.

     Tim Buckley, Red Hat's Executive Vice President and Chief Operating Officer, is a party to an incentive stock option agreement and a non-qualified stock option agreement, which provides for the lapsing in full of Red Hat's repurchase right as to any unvested option shares upon the termination of his employment, either by Red Hat's successor without cause or by Mr. Buckley for good reason, following a change in control of Red Hat.

     Kevin Thompson, Red Hat's Executive Vice President and Chief Financial Officer, is a party to a relocation agreement which provides for the forgiveness in full of Mr. Thompson's obligation to repay the relocation allowance he received ratably over four years or upon a change of control of Red Hat.

Compensation Committee Interlocks and Insider Participation

     No interlocking relationship exists between the Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Compensation of Directors

     Directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors and for meetings of any committees of the Board of Directors on which they serve. Directors are also eligible to participate in Red Hat's 1999 Stock Option and Incentive Plan. In accordance with a policy approved by the Board of Directors in June 1999, upon initial election or appointment to the Board of Directors, new non-employee Directors will be granted non-qualified stock options to purchase 40,000 shares of common stock at a price at least equal to the fair market value of Red Hat's common stock on the date of grant. These options will vest 33 1/3% one year from grant date and 8 1/3% at the end of each three-month period thereafter.
Upon re-election, non-employee directors will be granted non-qualified stock options to purchase 20,000 shares of common stock to vest 33 1/3% one year from the date of re-election and 8 1/3% at the end of each three-month period thereafter. Each year of a non-employee director's tenure, the director will be granted non-qualified stock options to purchase 10,000 shares of common stock that will be fully vested upon grant. In accordance with this policy, in July, 2002, Mr. McDonald was granted a non-qualified stock option to purchase 40,000 shares of common stock at a price of $20.0625 per share. In July, 2000, Mr. Kaiser was granted a non-qualified stock option to purchase 20,000 shares of common stock at a price of $20.0625 per share, which grant was to correct for an under granting of Mr. Kaiser's original option grant in August, 1999. In September, 2000, Mr. Kaiser was granted a non-qualified stock option to purchase 10,000 shares of common stock at a price of $18.00 per share. In August, 2000, Mr. Hahn was granted a non-qualified stock option to purchase 20,000 shares of common stock at a price of $18.50 per share. In August, 2000, Mr. Harvey was granted a non-qualified stock option to purchase 10,000 shares of common stock at a price of $24.188 per share. In January, 2001, Mr. Wellman was granted a non-qualified stock option to purchase 40,000 shares of common stock at a price of $8.656 per share. All of these options will vest as provided above.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth as of April 23, 2001 (unless otherwise indicated), certain information regarding beneficial ownership of the Company's Common Stock (i) by each person who is known to beneficially own 5% of the outstanding Common Stock, (ii) by each director of the Company, (iii) by each executive officer named in the Summary Compensation Table, and (iv) by all directors and executive officers of the Company as a group:


                                                                                       Amount and             Percent of
                                                                                        Nature of               Common
                                                                                       Beneficial                Stock
             Name and Address (1)                        Title(s)                    Ownership(2)(3)          Outstanding
             --------------------                        --------                    ---------------          -----------
Robert F. Young (4)...........................  Chairman of the Board and                  17,200,023                    9.6
                                                5% Beneficial Owner
Marc Ewing (5)................................  5% Beneficial Owner                        10,062,257                    5.6

Matthew Szulik (6)............................  President, Chief Executive                  5,361,670                    3.0
                                                Officer and Director

Frank Batten, Jr. (7).........................  5% Beneficial Owner                        23,656,228                   13.2
c/o Landmark Communications
150 W. Brambleton Avenue
Norfolk, VA 23510-2075

William S. Kaiser (8).........................  Director                                      843,547      *

Eric Hahn.....................................  Director                                      332,646      *

Kevin Harvey (9)..............................  Director                                    4,042,823                    2.3

Eugene J. McDonald............................  Director                                        1,000      *

F. Selby Wellman..............................  Director                                            0      *

Timothy J. Buckley (10).......................  Executive Vice President                    3,846,540                    2.2
                                                and Chief Operating Officer

Kevin B. Thompson.............................  Executive Vice President                            0      *
                                                and Chief Financial Officer

Howard A. Jacobson (11).......................  Senior Vice President -                       128,415      *
                                                Corporate Development

Mark H. Webbink (12)..........................  Senior Vice President,                         25,500      *
                                                General Counsel, and
                                                Secretary

 All executive officers and directors as                                                   33,777,164                   18.9
a group (11 persons) (13).....................

_______________

*    Less than one percent of the outstanding Common Stock.

(1) Unless otherwise indicated, the address for each beneficial owner is c/o Red Hat, Inc., 2600 Meridian Parkway, Durham, N.C. 27713.
(2) The persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted in the footnotes below and subject to community property laws, if applicable.
(3) The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.
(4) Includes 6,093,569 shares held of record by Nancy Young, Mr. Young's wife, 593,460 held by the Nancy R. Young GRAT dated April 28, 1999, 400,000 shares held of record by the Young Family Trust dated April 28, 1999 and 2,836,320 shares held of record by trusts for the benefit of Mr. Young's children. Mr. Young disclaims beneficial ownership of these shares. Also includes 593,460 shares held of record by the Robert F. Young GRAT dated April 28, 1999.
(5) Includes 400,000 shares held of record by the Ewing Family Trust dated April 28, 1999 and 2,025,440 shares held of record by trusts for the benefit of Mr. Ewing's children. Mr. Ewing disclaims beneficial ownership of these shares. Also includes 1,186,921 shares held of record by the Marc Ewing GRAT dated April 28, 1999.
(6) Includes 72,000 shares held of record by trusts for the benefit of Mr. Szulik's children. Mr. Szulik disclaims beneficial ownership of these shares. Also includes 52,509 shares held of record by the Matthew J. Szulik GRAT dated May 26, 1999. Also includes 3,711,902 shares of common stock issuable upon exercise of stock options.
(7) Includes 2,215,753 shares held of record by the 1988 Batten Trust and 21,440,475 shares held of record by the 1998 Frank Batten, Jr. Grantor Annuity Trust.
(8) Includes 62,101 shares held by Greylock IX Limited Partnership and 62,101 shares held by Greylock IX GP Limited Partnership. Mr. Kaiser is a general partner of Greylock IX GP Limited Partnership, the general partner of Greylock IX Limited Partnership. Mr. Kaiser disclaims beneficial ownership of these shares. Includes 20,000 shares of common stock issuable upon exercise of stock options.
(9) Includes 3,565,232 shares held by Benchmark Capital Partners II, L.P. Mr. Harvey is a managing member of Benchmark Capital Management Co. II, L.L.C., the general partner of Benchmark Capital Partners II, L.P. Mr. Harvey disclaims beneficial ownership of these shares. Includes 20,000 shares of common stock issuable upon exercise of stock options.
(10) Includes 2,717,240 shares of common stock issuable upon exercise of stock options.
(11) Includes 100,000 shares of common stock issuable upon exercise of stock options.
(12) Includes 25,000 shares of common stock issuable upon exercise of stock options.
(13) Includes 6,594,142 shares of common stock issuable upon exercise of stock options.

Item 13.  Certain Relationships and Related Transactions

  As of the date hereof, Kevin B. Thompson is obligated to the Company for a $200,000 relocation advance. The advance is non-interest bearing and is forgiven (a) ratably over four years provided Mr. Thompson remains in the employment of the Company or (b) immediately upon any termination of Mr. Thompson's employment without cause.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       RED HAT, INC.


                                       By: /s/  Matthew J. Szulik
                                           ----------------------
                                           Matthew J. Szulik
                                           President and Chief Executive Officer

                                       Date:  April 26, 2001