Form 10-Q
period 2001-05-31
RED HAT INC
filed 2001-07-12
CIK 1087423

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarter ended May 31, 2001
                                       OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from          to          .



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No ___
                                       -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of May 31, 2001, there were 169,816,384 shares of common stock outstanding.

                                 RED HAT, INC.
                               TABLE OF CONTENTS

                                                                       Page
                                                                       ----
PART I - FINANCIAL INFORMATION:

ITEM 1:  FINANCIAL STATEMENTS

  Consolidated Balance Sheets at May 31, 2001 (unaudited) and
  February 28, 2001                                                     3

  Consolidated Statements of Operations for the three months
  ended May 31, 2001 and 2000 (unaudited)                               4

  Consolidated Statements of Cash Flows for the three months
  ended May 31, 2001 and 2000 (unaudited)                               5

  Notes to Consolidated Financial Statements (unaudited)                6

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS                                              11

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK    26

PART II - OTHER INFORMATION:

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS                     27

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                              27

SIGNATURES

EXHIBIT INDEX

PART 1 - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                                 RED HAT, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                  ASSETS
                                                                                May 31,          February 28,
                                                                                 2001                2001
                                                                              (unaudited)
                                                                             -------------      -------------
Current assets:
   Cash and cash equivalents                                                 $  72,459,166      $  85,212,830
   Investments in debt and equity securities                                    47,076,615         62,911,634
   Accounts receivable, net                                                     20,800,035         25,203,635
   Subcontractor receivable                                                         74,408          3,441,394
   Inventory                                                                     1,357,792            739,960
   Prepaid expenses and other current assets                                     2,287,071          2,171,721
                                                                             -------------      -------------
       Total current assets                                                    144,055,087        179,681,174
Property and equipment, net                                                     15,776,131         14,591,510
Goodwill and intangibles, net                                                  130,871,143        147,396,649
Investments in debt and equity securities                                      175,051,633        154,556,684
Other assets, net                                                                5,364,746          9,025,138
                                                                             -------------      -------------
       Total assets                                                          $ 471,118,740      $ 505,251,155
                                                                             =============      =============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                          $   3,909,384      $   9,681,174
   Accrued expenses                                                             13,303,677         15,915,682
   Deferred revenue                                                             12,638,837         12,150,549
   Short term payable                                                                    -          2,750,000
   Current portion of capital lease obligations                                    265,388            193,895
                                                                             -------------      -------------
       Total current liabilities                                                30,117,286         40,691,300
Capital lease obligations                                                          227,488            277,338
Commitments and contingencies                                                            -                  -
Stockholders' equity:
   Noncontrolling interest in subsidiary                                            37,810                  -
   Preferred stock, 5,000,000 shares authorized, none outstanding                        -                  -
   Common stock, $0.0001 par value, 225,000,000
     shares authorized, 169,816,384 and 168,485,899
     shares issued and outstanding at May 31, 2001
     and February 28, 2001, respectively                                            16,983             16,849
   Additional paid-in capital                                                  627,414,567        643,712,385
   Deferred compensation                                                       (15,438,815)       (36,051,412)
   Accumulated deficit                                                        (171,148,542)      (143,588,767)
   Accumulated other comprehensive income (loss)                                  (108,037)           193,462
                                                                             -------------      -------------
       Total stockholders' equity                                              440,773,966        464,282,517
                                                                             -------------      -------------
       Total liabilities and stockholders' equity                            $ 471,118,740      $ 505,251,155
                                                                             =============      =============

 The accompanying notes are an integral part of these consolidated financial statements.

                                 RED HAT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                          Three Months Ended
                                                                            ------------------------------------------------
                                                                                 May 31,                       May 31,
                                                                                  2001                          2000
                                                                               (unaudited)                   (unaudited)
                                                                            ------------------            ------------------
Subscription and services revenue:
    Subscription                                                                $  11,353,991                 $   9,768,364
    Services:
      Network consulting                                                            5,196,304                     5,680,738
      Embedded development services                                                 4,697,325                     4,241,916
      Open source services                                                          4,355,933                     2,018,418
                                                                                -------------                 -------------
      Total subscription and services revenue                                      25,603,553                    21,709,436
                                                                                -------------                 -------------
Cost of subscription and services revenue:
    Subscription                                                                    3,125,563                     3,749,793
    Services                                                                        8,005,907                     7,092,774
    Stock-based services (income) expense                                             (31,771)                       16,545
                                                                                -------------                 -------------
      Total cost of subscription and services revenue                              11,099,699                    10,859,112
                                                                                -------------                 -------------
Gross profit on subscription and services revenue                                  14,503,854                    10,850,324
                                                                                -------------                 -------------
Hardware resale revenue                                                                     -                       449,178
Cost of hardware resale revenue                                                             -                       360,955
                                                                                -------------                 -------------
    Gross profit on hardware resale revenue                                                 -                        88,223
                                                                                -------------                 -------------
Operating expense:
    Sales and marketing                                                            10,683,600                    12,162,715
    Research and development                                                        4,296,781                     3,271,184
    General and administrative                                                      7,088,747                     8,025,453
    Stock-based sales and marketing expense                                         1,090,517                     1,396,082
    Stock-based research and development expense                                    1,549,438                       285,454
    Stock-based general and administrative expense                                  1,067,670                     1,927,727
    Write-down of investments                                                       4,250,005                             -
    Amortization of goodwill and intangibles                                       16,516,609                     6,709,392
                                                                                -------------                 -------------
      Total operating expense                                                      46,543,367                    33,778,007
                                                                                -------------                 -------------
Loss from operations                                                              (32,039,513)                  (22,839,460)
                                                                                -------------                 -------------
Other income (expense), net                                                         4,480,183                     5,481,691
                                                                                -------------                 -------------
Loss before income taxes                                                          (27,559,330)                  (17,357,769)
Provision for income taxes                                                                445                        64,414
                                                                                -------------                 -------------
Net loss                                                                        $ (27,559,775)                $ (17,422,183)
                                                                                =============                 =============

Net loss per common share:
          Basic                                                                        ($0.16)                       ($0.11)
          Diluted                                                                      ($0.16)                       ($0.11)
Weighted average shares outstanding:
          Basic                                                                   169,002,929                   159,463,590
          Diluted                                                                 169,002,929                   159,463,590

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                                 RED HAT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                    Three Months Ended
                                                                                       --------------------------------------------
                                                                                           May 31,                       May 31,
                                                                                             2001                         2000
                                                                                          (unaudited)                  (unaudited)
                                                                                       ----------------              --------------
Cash flows from operating activities:
      Net loss                                                                         $   (27,559,775)              $ (17,422,183)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                         18,008,150                   7,674,152
      Write-down of investments                                                              4,250,005                           -
      Stock-based compensation expense                                                       3,513,561                   3,063,274
      Noncontrolling interest in subsidiary                                                     37,810                           -
      Provision for doubtful accounts                                                          225,520                   1,122,464
      Provision for inventory obsolescence                                                           -                     165,520
      Loss on sale of property and equipment                                                         -                      40,968
Changes in operating assets and liabilities:
      Accounts receivable                                                                    7,545,066                  (8,436,855)
      Inventory                                                                               (617,832)                 (1,020,359)
      Prepaid expenses                                                                        (115,350)                    (56,491)
      Intangibles and other assets                                                            (592,467)                 (2,921,984)
      Accounts payable                                                                      (5,771,790)                 (5,829,257)
      Accrued expenses                                                                      (1,657,005)                  5,089,301
      Deferred revenue                                                                         488,288                   2,217,104
                                                                                       ---------------               -------------
      Net cash used in operating activities                                                 (2,245,819)                (16,314,346)
                                                                                       ---------------               -------------
Cash flows from investing activities:
    Purchase of investment securities                                                      (87,048,488)               (226,794,764)
    Proceeds from sales and maturities of investment securities                             82,565,525                 101,113,082
    Acquisitions of businesses, net of cash acquired                                          (993,900)                  5,463,761
    Purchase of property and equipment                                                      (2,625,511)                 (2,382,994)
                                                                                       ---------------               -------------
      Net cash (used in) provided by investing activities                                   (8,102,374)               (122,600,915)
                                                                                       ---------------               -------------
Cash flows from financing activities:
    Decrease in stockholders' notes receivable                                                       -                      66,899
    Repayments of notes payable                                                             (2,750,000)                          -
    Proceeds from issuance of common stock by PTI                                                    -                   1,264,488
    Proceeds from issuance of common stock under Employee Stock Purchase Plan                        -                      96,674
    Proceeds from exercise of common stock options and warrants                                801,352                   2,838,535
    Payment of dividends to PTI shareholders                                                         -                  (3,850,000)
    Payments on capital lease obligations                                                       21,643                     (39,780)
                                                                                       ---------------               -------------
      Net cash provided by financing activities                                             (1,927,005)                    376,816
                                                                                       ---------------               -------------
Effect of foreign currency exchange rates on cash and cash equivalents                        (478,466)                     98,224
Net (decrease) increase in cash and cash equivalents                                       (12,753,664)               (138,440,221)
Cash and cash equivalents at beginning of the period                                        85,212,830                 248,429,962
                                                                                       ---------------               -------------
Cash and cash equivalents at end of period                                             $    72,459,166               $ 109,989,741
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


NOTE 2-Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The interim consolidated financial statements as of May 31, 2001 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at February 28, 2001 has been derived from the audited consolidated financial statements at that date. Operating results for the three month period ended May 31, 2001 are not necessarily indicative of the results that may be expected for the year ending February 28, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended February 28, 2001.

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

The Company provides certain support and subscription services with Red Hat Linux for a period of time, not exceeding six months, from the date of registration of the software products for no additional fee. In accordance with the provisions of Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2") as amended by SOP 98-4 and SOP 98-9, the Company is recognizing all of the revenue from the sale of Red Hat Linux ratably over the period that the support and subscription services are provided.

Service revenue consists of revenue for technical support and maintenance services, other than installation support, and customer training and education, revenue for software compiling, debugging and optimization contracts ("Development Contracts") and royalty revenue. Revenue for technical support and maintenance services, other than installation support, is deferred and recognized ratably over the term of the agreement, which is typically twelve months. Revenue for Development Contracts is recognized on the percentage-of-completion method, provided that the fee for such engineering services is fixed or determinable and the collection of the resulting receivable is probable. Revenue from customer training and education and other services is recognized at the date the services are performed.

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

Hardware resale revenue is recognized based on the shipping terms of the product. Effective January 1, 2000, the Company began migrating from a value added reseller to a pure professional services company. Therefore, an immaterial amount of hardware resale revenue was generated in the first quarter of fiscal 2001.

Net Loss Per Common Share

The Company computes net loss per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per common share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss available to common stockholders per common share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common shares outstanding and dilutive potential common share equivalents. Potential common shares consist of shares issuable upon the exercise of stock options and warrants and shares issuable upon conversion of outstanding mandatorily redeemable preferred stock. The calculation of net loss per share available to common stockholders does not include 8,404,660 and 14,564,355 potential shares of common stock equivalents for the three month periods ended May 31, 2001 and 2000, respectively, as their impact would be antidilutive.

Segment Reporting

Management identifies its operating segments primarily based on differences in the nature of its products and services and on geographical location. The Company's operating segments are subscription, network consulting, embedded development services, and open source services. Performance of these segments is evaluated based on their respective gross margins. The following table presents the revenues, costs and gross margins of network consulting, embedded development services, and open source services for the three months ended May 31, 2001 and 2000, respectively.

                                                             May 31, 2001       May 31, 2000
                                                             ------------       ------------
     Network consulting revenue............................    $5,196,304         $5,680,738
     Cost of network consulting revenue....................     3,112,137          3,480,086
                                                             ------------       ------------
     Gross margin..........................................    $2,084,167         $2,200,652

     Embedded development services revenue.................    $4,697,325         $4,241,916
     Cost of embedded development services revenue.........     2,417,418          2,415,467
                                                             ------------       ------------
     Gross margin..........................................    $2,279,907         $1,826,449

     Open source services..................................    $4,355,933         $2,018,418
     Cost of open source services revenue..................     2,476,352          1,197,221
                                                             ------------       ------------
     Gross margin..........................................    $1,879,581         $  821,197

Information on the subscription segment is presented on the Consolidated Statement of Operations.

Management evaluates the Company's assets on a consolidated basis only. Accordingly, no information has been provided and no allocations have been made related to segment assets. There were no transactions entered into between the Company's operating segments.

The Company has international sales offices in the United Kingdom, Ireland, Germany, Hong Kong, Australia, and Japan. The following disclosure aggregates individually immaterial international operations and separately discloses the significant international operations at and for the three months ended May 31, 2001 and 2000.


                                   North                                 Asia Pacific
                                  America            Europe               and Japan           Total
                                  -------            ------               ---------           -----

                                                   Three Months Ended May 31, 2001
                                                   -------------------------------
Revenues from unaffiliated
 customers.......               $ 19,949,941       $3,106,342          $ 2,547,270        $ 25,603,553
Net loss available to
 common stockholders....        $(26,846,225)      $ (803,454)         $    89,904        $(27,559,775)
Total assets.....               $460,092,724       $7,238,218          $ 3,787,798        $471,118,740

                                                  Three Months Ended May 31, 2000
                                                  -------------------------------

Revenues from unaffiliated
 customers...................   $ 19,081,563       $ 2,072,556         $ 1,004,495        $ 22,158,614
Net loss available to common
 stockholders................   $(15,378,626)      $(1,001,157)        $(1,042,400)       $(17,422,183)
Total assets.................   $471,592,872       $10,766,071         $ 2,632,317        $484,991,260

Comprehensive Income

The Company's items of accumulated other comprehensive income (loss) during the three months ended May 31, 2001 totaled ($108,037) and are comprised of an unrealized gain on investments in marketable securities of $1,454,641 and a foreign currency translation adjustment of ($1,562,678). The Company's items of other comprehensive income (loss) during the three months ended May 31, 2000 totaled ($1,338,988) and are comprised of an unrealized loss on investments in marketable securities of ($1,496,991) and a foreign currency translation adjustment of $158,003.

Recent Accounting Pronouncements

The FASB recently issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133" ("SFAS137"). The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule applies to all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of SFAS 137 and SFAS 133 in the three months ended May 31, 2001 did not have a material impact on the consolidated financial position or results of operations.

Legal Contingency

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve known and unknown risks and uncertainties, including statements regarding Red Hat's strategy, financial performance, and revenue sources. These risks and uncertainties may cause Red Hat's actual results to differ materially from any forward-looking statements. These risks and uncertainties include, without limitation, the risks detailed below and in Red Hat's other filings with the Securities and Exchange Commission (the "SEC"), copies of which may be accessed through the SEC's web site at http://www.sec.gov.
        ------------------

                              Results of Operations

The following table sets forth the results of operations for Red Hat expressed as a percentage of total revenue.

                                                                         Three Months Ended
                                                                               May 31,
                                                                      2001                 2000
                                                                    ----------------------------
                                                                             (Unaudited)
Subscription and services revenue:
    Subscription                                                      44.3%                44.1%
    Services:
      Network consulting                                              20.3%                25.6%
      Embedded development services                                   18.4%                19.2%
      Open source services                                            17.0%                 9.1%
                                                                    ----------------------------
      Total subscription and services revenue                        100.0%                98.0%

Cost of subscription and services revenue:
    Subscription                                                      12.2%                16.9%
    Services                                                          31.3%                32.0%
    Stock-based services (income) expense                             -0.1%                 0.1%
                                                                    ----------------------------
      Total cost of subscription and services revenue                 43.4%                49.0%
                                                                    ----------------------------
Gross profit on subscription and services revenue                     56.6%                49.0%
                                                                    ----------------------------
Hardware resale revenue                                                0.0%                 2.0%
Cost of hardware resale revenue                                        0.0%                 1.6%
                                                                    ----------------------------
    Gross profit on hardware resale revenue                            0.0%                 0.4%
                                                                    ----------------------------
Operating expense:
    Sales and marketing                                               41.7%                54.9%
    Research and development                                          16.8%                14.8%
    General and administrative                                        27.7%                36.2%
    Stock-based sales and marketing expense                            4.3%                 6.3%
    Stock-based research and development expense                       6.0%                 1.3%
    Stock-based general and administrative expense                     4.1%                 8.7%
    Write-down of investments                                         16.6%                 0.0%
    Amortization of goodwill and intangibles                          64.5%                30.2%
                                                                    ----------------------------
      Total operating expense                                        181.7%               152.4%
                                                                    ----------------------------
Loss from operations                                                -125.1%              -103.0%
                                                                    ----------------------------
Other income (expense), net                                           17.5%                24.7%
                                                                    ----------------------------
Loss before income taxes                                            -107.6%               -78.3%
Provision for income taxes                                             0.0%                 0.3%
                                                                    ----------------------------
Net loss                                                            -107.6%               -78.6%
                                                                    ============================

Three Months Ended May 31, 2001 and May 31, 2000


Total revenue

Total revenue increased 15.5% to $25.6 million in the three months ended May 31, 2001 from $22.2 million in the three months ended May 31, 2000. Revenue from international operations totaled $5.7 million during the three months ended May 31, 2001.

Subscription revenue

Subscription revenue is comprised primarily of revenue from sales of Red Hat Linux and related software products, sales of software development tools, technical support and maintenance fees, and web advertising revenue. Subscription revenue increased 16.2% to $11.4 million in the three months ended May 31, 2001 from $9.8 million in the three months ended May 31, 2000. This increase was primarily due to the release of Version 7.1 of Red Hat Linux in April 2001, rapid growth of our international operations, introduction of new open source offerings during the three months ended May 31, 2001, and an increase in technical support and maintenance revenue as a result of our increased focus on providing these services in the three months ended May 31, 2001 as compared to May 31, 2000. As a percentage of total revenue, subscription revenue increased to 44.3% in the three months ended May 31, 2001 from 44.1% in the three months ended May 31, 2000. The increase in subscription revenue as a percentage of total revenue is primarily a result of the timing of our product releases and the growth in our support revenues.

Services revenue

Services revenue is primarily comprised of embedded development fees, network consulting and engineering fees, training and education fees, and short-term open-source consulting contracts. Services revenue increased 19.3% to $14.2 million in the three months ended May 31, 2001 from $11.9 million in the three months ended May 31, 2000. As a percentage of total revenue, services revenue increased to 55.7% in the three months ended May 31, 2001 from 53.9% in the three months ended May 31, 2000. The increase in services revenue in total and as a percentage of total revenue resulted primarily from an increase in embedded development revenue due to an increase in the number, size and scope of embedded development contracts and an increase in training and education revenue due to the expansion of our course offerings. The increase in services revenue as a percentage of total revenue is primarily a result of the high rate of growth of our learning services business and the initiation of our Open Source Consulting practice as open source solutions, specifically Red Hat Linux, continue to be adopted by the enterprise.

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue consists of expenses we incur to manufacture, package and distribute our products and related documentation. These costs include expenses for physical media, literature and packaging, fulfillment and shipping, and labor related costs to provide technical support and maintenance. Also included are the cost of developing advertising on our web site and royalties we pay for licensing third-party applications included in our software products. Cost of subscription revenue decreased 16.6% to $3.1 million in the three months ended May 31, 2001 from $3.7 million in the three months ended May 31, 2000. As a percentage of subscription revenue, cost of subscription revenue decreased to 27.5% in the three months ended May 31, 2001 from 38.3% in the three months ended May 31, 2000. These decreases were directly related to a reduction in expenses incurred for physical media, literature, packaging and fulfillment, as well as efficiencies gained in providing technical support and maintenance of our products through consolidation and reorganization of our support and maintenance resources.

Cost of services revenue

Cost of services revenue is primarily comprised of salaries and related costs-- including non-cash, stock-based compensation charges--incurred for our personnel to deliver embedded development, network consulting and engineering, and open source services. We incur no direct costs related to royalties received from the licensing of our trademarks to third parties. Cost of services revenue increased 12.2% to $8.0 million in the three months ended May 31, 2001 from $7.1 million in the three months ended May 31, 2000. This increase was primarily due to the addition of personnel to provide embedded development, network consulting and engineering, and the development of our open source services organization. As a percentage of services revenue, cost of services revenue decreased to 56.0% in the three months ended May 31, 2001 from 59.5% in the three months ended May 31, 2000. This decrease was primarily due to an increase in the utilization rate of our network consulting and engineering personnel.

We expect cost of services to increase as we further expand our service offerings. Cost of services as a percentage of services revenue is expected to vary significantly from period to period depending upon:

     .    the mix of services we provide;

     .    the number and scope of embedded development contracts;

     . whether our services are provided by our employees or third-party partners and contractors; and

     .    the overall utilization rate of our services staff.


Gross Profit

Gross profit increased 32.6% to $14.5 million in the three months ended May 31, 2001 from $10.9 million in the three months ended May 31, 2000. As a percentage of total revenue, gross profit increased to 56.6% in the three months ended May 31, 2001 from 49.4% in the three months ended May 31, 2000. These increases were primarily the result of the increases in sales of software products, due to the release of Version 7.1 of Red Hat Linux in April 2001, the release of Version 7 of Red Hat Linux in September 2000, and an associated reduction in expenses incurred for packaging and fulfillment, as well as efficiencies gained in providing technical support and maintenance of our products. The increase in gross profit as a percentage of total revenue is also due to the decreasing reliance upon hardware resale revenue, as these revenues generate significantly lower margins than do the Company's other sources of revenue.


Operating expense

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs--including non-cash, stock-based compensation charges--for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and tradeshows. Sales and marketing expense decreased 13.2% to $11.8 million in the three months ended May 31, 2001 from $13.6 million in the three months ended May 31, 2000. As a percentage of total revenue, sales and marketing expense decreased to 46.0% in the three months ended May 31, 2001 from 61.2% in the three months ended May 31, 2000. These decreases in sales and marketing expense were primarily due to a reduction in redundant marketing personnel subsequent to May 31, 2000. These personnel came from acquisitions completed in fiscal 2001.

Research and development

Research and development expense consists primarily of personnel and related costs--including non-cash, stock-based compensation charges--for development of our software products and web site. Research and development expense increased 64.4% to $5.8 million in the three months ended May 31, 2001 from $3.6 million in the three months ended May 31, 2000. As a percentage of total revenue, research and development expense increased to 22.8% in the three months ended May 31, 2001 from 16.1% in the three months ended May 31, 2000. The increase in research and development expense resulted from increased spending related to the development of our e-commerce and database solutions, costs incurred to complete the development of Version 7.1 of Red Hat Linux, and an increase in stock-based compensation expense.

General and administrative

General and administrative expense consists primarily of personnel and related costs--including non-cash, stock-based compensation charges--for general corporate functions, including finance, accounting, legal, human resources, facilities and information systems expenses and merger and acquisition costs. General and administrative expense decreased 18.1% to $8.2 million in the three months ended May 31, 2001 from $10.0 million in the three months ended May 31, 2000. This decrease resulted from:

     .    a decrease in payroll related information systems expenses; and

     . a reduction in redundant general and administrative personnel subsequent to May 31, 2000 resulting from acquisitions completed in fiscal 2001; and

     .    a decrease in stock-based compensation expense.

As a percentage of total revenue, general and administrative expense decreased to 31.9% in the three months ended May 31, 2001 from 44.9% in the three months ended May 31, 2000. We expect general and administrative expense, excluding merger and acquisition costs, to decrease as a percentage of revenue as our revenues continue to increase.

Write-down of investments

Write-down of investments consists of the non-cash write-down of non-marketable equity securities. Fair value for non-marketable equity securities is estimated based on prices recently paid for shares in that company, as well as changes in market conditions. The estimated fair values are not necessarily representative of the amounts that the Company could realize in a current transaction. Write-down of investments increased to $4.3 million in the three months ended May 31, 2001 from zero in the three months ended May 31, 2000. As a percentage of total revenue, write-down of investments increased to 16.6% in the three months ended May 31, 2001 from zero in the three months ended May 31, 2000.

Amortization of goodwill and intangibles

Amortization of goodwill and intangibles consists of the amortization of goodwill and other intangible assets. Goodwill, which represents the excess of acquisition cost over the net assets acquired in business combinations, is amortized over its estimated useful life which is three years. Costs incurred for acquiring trademarks, copyrights and patents are capitalized and amortized using the straight line method over their estimated useful lives, which range from three to five years. Amortization of goodwill and intangibles increased 146.2% to $16.5 million in the three months ended May 31, 2001 from $6.7 million in the three months ended May 31, 2000. As a percentage of total revenue, amortization of goodwill and intangibles expense increased to 64.5% in the three months ended May 31, 2001 from 30.2% in the three months ended May 31, 2000. These increases were primarily due to acquisitions completed in the fiscal year ended February 28, 2001.

Other income (expense), net

Other income (expense), net consists of interest income earned on cash deposited in money market accounts and other short- and long-term investments, net of interest expense incurred on capital leases. Other income (expense), net decreased 18.3% to income of $4.5 million in the three months ended May 31, 2001 from income of $5.5 million in the three months ended May 31, 2000. As a percentage of total revenue, other income (expense), net decreased to 17.5% in the three months ended May 31, 2001 from 24.7% in the three months ended May 31, 2000. These decreases resulted from lower average cash and investment balances in the three months ended May 31, 2001 as compared to the three months ended May 31, 2000 due primarily to the use of a portion of the proceeds from the sale of common stock in our initial and secondary public offerings in August 1999 and February 2000, respectively, and a reduction in average interest rates in the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001.

Provision for income taxes

Provision for income taxes decreased to zero for the three months ended May 31, 2001 from $60,000 in the three months ended May 31, 2000. The decrease in provision for income taxes for the three months ended May 31, 2001 was primarily due to a decrease in foreign taxes paid.

Liquidity and Capital Resources

We have historically derived a significant portion of our liquidity and operating capital from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and secondary public offerings, and cash flows from operations. At May 31, 2001, we had cash and investments of $294.6 million, which is comprised of $72.5 million in cash and cash equivalents, $47.1 million of short-term, fixed income investments and $175.0 million of long-term, fixed income investments.

At May 31, 2001, cash and cash equivalents totaled $72.5 million, a decrease of $12.8 million as compared to February 28, 2001. The decrease in cash and cash equivalents resulted from the purchase of net investments in debt and equity securities of $4.5 million, cash used by operations of $2.2 million, $2.6 million for the purchase of office and computer equipment, and repayment of notes payable of $2.8 million. This was partially offset by the receipt of $0.8 million in proceeds from exercise of stock options and warrants during the three months ended May 31, 2001.

Cash used by operations of $2.2 million in the three months ended May 31, 2001, represented the net loss of $27.6 million, an increase in inventory of $0.6 million, an increase in prepaid expenses of $0.7 million, a decrease in accounts payable of $5.8 million, and a decrease in accrued expenses of $1.7 million, partially offset by an a decrease in accounts receivable of $7.6 million, an increase in deferred revenue of $0.5 million, and net non cash charges of $26.0 million.

Cash used in operations includes $3.7 million representing costs incurred related to merger and acquisition activities. Excluding these costs, our recurring operations generated positive cash flow of $1.5 million during the three months ended May 31, 2001. Merger and acquisition costs is a non-GAAP measure and includes costs incurred in connection with investigating potential acquisitions and costs incurred related to completed acquisitions. Non-GAAP information is not prepared in accordance with GAAP and is not intended to be superior to GAAP information.

Cash used in investing activities for the three months ended May 31, 2001 was comprised of the purchase of investments in debt securities, net of maturities, of $4.5 million, and purchases of property and equipment totaling $2.6 million.

Cash used in financing activities of $1.9 million for the three months ended May 31, 2001 was primarily comprised of $0.8 million in proceeds from the exercise of stock options and warrants and repayment of notes payable of Planning Technologies, Inc., which we acquired in January 2001 in a transaction accounted for as a pooling of interests, of $2.8 million.

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

We may not be able to generate revenue from sales of Red Hat Linux if users can more quickly download it from the Internet.

Anyone can download a free copy of Red Hat Linux from the Internet. However, because this download can take up to 36 hours using a standard telephone connection, many of our users choose to buy the shrink-wrapped version of Red Hat Linux. If hardware and data transmission technology advances in the future to the point where increased bandwidth allows users to more quickly download our products from the Internet, users may no longer choose to purchase Red Hat Linux. This could lead to a significant loss of product revenue.

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

We have incurred operating losses in six of our previous seven fiscal years, including our most recent fiscal year ended February 28, 2001. We expect to incur significant losses on a GAAP basis for the foreseeable future, as we substantially increase our sales and marketing, research and development and administrative expenses. In addition, we are investing considerable resources in our Red Hat Network initiative and to expand our professional services offerings. As a result, we cannot be certain when or if we will achieve sustained profitability. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

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

A key component of our growth strategy is to expand our presence in foreign markets. We have established subsidiaries or offices in Canada, Ireland, the United Kingdom, Germany, Italy, Japan, France, Singapore and Australia, and are considering further expansion worldwide. We may also enter other markets as opportunities arise. It will be costly to establish international facilities and operations, promote our brand internationally, and develop localized web sites and other systems. Revenue from international activities may not offset the expense of establishing and maintaining these foreign operations. In addition, because we have little experience in marketing and distributing products or services for these markets, we may not benefit from any first-to-market advantages.

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

We depend on our key personnel.

Our future success depends on the continued services of a number of key officers, including our Chief Executive Officer and President, Matthew J. Szulik, our Chief Operating Officer, Timothy J. Buckley, our Executive Vice President of Engineering, Paul Cormier, and our Chief Financial Officer, Kevin
B. Thompson. The loss of the technical knowledge and industry expertise of any of these people could seriously impede our success. Moreover, the loss of one or a group of our key employees, particularly to a competitor, and any resulting loss of customers could reduce our market share and diminish the Red Hat brand.

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

We have expanded our strategic focus to place additional emphasis on consulting, custom engineering and development, education and support services. We cannot be certain that our customers will engage our professional services organization to assist with support, consulting, embedded development, training and implementation of our products. We also cannot be certain that we can attract or retain a sufficient number of the highly qualified services personnel that the expansion of our services business will need. In addition, this expansion has required, and will continue to require, significant additional expenses and development, financial and operational resources. The need for these additional resources will place further strain on our management, financial and operational resources and may make it more difficult for us to achieve and maintain profitability.

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

Red Hat did not hold derivative financial instruments as of May 31, 2001, and has never held such investments in the past.

Foreign Currency Risk

Approximately 22.1% of the Company's revenues for the three months ended May 31, 2001 were generated by sales outside the United States. The Company is exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. Additionally, the assets and liabilities of the Company's non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Unrealized translation gains and losses will be included as an adjustment to stockholders' equity.

PART II - OTHER INFORMATION

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

Use of Proceeds

On August 11, 1999 the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (File number 333-80051), relating to the initial public offering of the Company's Common Stock, $.0001 par value. The offering commenced on August 11, 1999 and all shares covered by the Registration Statement were sold. The proceeds to the Company, net of underwriting discounts and costs, was approximately $88.5 million. Measured on a cash out-flow basis only, all of the proceeds have been used to fund working capital requirements from the effective date of the registration statement (August 11, 1999) through May 31, 2001.

None of the net proceeds from the IPO were used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of the Company's equity securities, or affiliates of the Company.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K


a.   List of Exhibits:

         None

b.   Reports on Form 8-K

          On March 5, 2001, the Company filed a Current Report on Form 8-K to report, under Item 5, the completion of its acquisition of Planning Technologies, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  July 12, 2001                 RED HAT, INC.



                                     By:  /s/  MATTHEW J. SZULIK
                                        ------------------------
                                           Matthew J. Szulik
                                           President and Chief Executive Officer
                                           (Officer on behalf of the Registrant)

                                     By:  /s/  KEVIN B. THOMPSON
                                        ------------------------
                                           Kevin B. Thompson
                                           Chief Financial Officer
                                           (Principal Financial Officer)