Form 10-Q
period 2001-08-31
RED HAT INC
filed 2001-10-15
CIK 1087423

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarter ended August 31, 2001
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from          to          .



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

As of August 31, 2001, there were 170,059,052 shares of common stock outstanding.

                                 RED HAT, INC.
                               TABLE OF CONTENTS

                                                                        Page
                                                                        ----

PART I - FINANCIAL INFORMATION:

ITEM 1:  FINANCIAL STATEMENTS


  Consolidated Balance Sheets at August 31, 2001 (unaudited) and
  February 28, 2001                                                      3

  Consolidated Statements of Operations for the three and six months
  ended August 31, 2001 and 2000 (unaudited)                             4

  Consolidated Statements of Cash Flows for the three and six months
  ended August 31, 2001 and 2000 (unaudited)                             5

  Notes to Consolidated Financial Statements (unaudited)                 6

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS                                               11

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     19

PART II - OTHER INFORMATION:

ITEM 5:  OTHER INFORMATION                                              19

SIGNATURES

PART 1- FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                                 RED HAT, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                               ASSETS
                                                                            August, 31          February 28,
                                                                               2001                 2001
                                                                           (unaudited)
                                                                          --------------       ---------------
Assets:
   Cash and cash equivalents                                               $    106,534         $     85,213
   Investments in debt securities
                                                                                 20,872               62,911
   Accounts receivable, net                                                      19,207               25,204
   Subcontractor receivable                                                         557                3,441
   Inventory                                                                        774                  740
   Prepaid expenses and other assets                                              3,818                2,172
                                                                           ------------         ------------
       Total current assets                                                     151,762              179,681
   Property and equipment, net                                                   16,741               14,591
   Goodwill and intangibles, net                                                 82,369              147,397
   Investments in debt securities                                               172,507              154,557
   Other assets, net                                                              4,868                9,025
                                                                           ------------         ------------
       Total assets                                                        $    428,247         $    505,251
                                                                           ============         ============
                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Accounts payable                                                        $      8,316         $      9,681
   Accrued expenses                                                               9,892               15,916
   Deferred revenue                                                               9,425               12,151
   Short term payable                                                            10,000                2,750
   Current portion of capital lease obligations                                     537                  194
                                                                           ------------         ------------
       Total current liabilities                                                 38,170               40,692
Capital lease obligations                                                           616                  277
Commitments and contingencies                                                         -                    -
Stockholders' equity:
   Noncontrolling interest in subsidiary                                             63                    -
   Preferred stock, 5,000,000 shares authorized, none outstanding                     -                    -
   Common stock, $0.0001 par value, 225,000,000 shares authorized,
     170,059,052 and 168,485,899 shares issued and outstanding at
     August 31, 2001 and February 28, 2001, respectively                             17                   17
   Additional paid-in capital                                                   627,220              643,712
   Deferred compensation                                                        (11,610)             (36,051)
   Accumulated deficit                                                         (226,498)            (143,589)
   Accumulated other comprehensive income (loss)                                    269                  193
                                                                           ------------         ------------
       Total stockholders' equity                                               389,461              464,282
                                                                           ------------         ------------
       Total liabilities and stockholders' equity                          $    428,247         $    505,251
                                                                           ============         ============

 The accompanying notes are an integral part of these consolidated financial statements.

                                 RED HAT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands - except per share amounts)

                                                                      Three Months Ended                 Six Months Ended
                                                                 ---------------------------       -----------------------------
                                                                  August 31,      August 31,        August 31,       August 31,
                                                                     2001           2000              2001              2000
                                                                 -----------     -----------       -----------      ------------
                                                                          (Unaudited)                       (Unaudited)
Subscription and services revenue:
    Subscription                                                   $   9,995     $    10,690       $    21,349            20,459
    Services:
      Network consulting                                               3,682           6,461             8,878            12,142
      Embedded development services                                    3,538           4,436             8,236             8,678
      Open source services                                             3,910           3,367             8,265             5,385
                                                                   ---------     -----------        ----------      ------------
      Total subscription and services revenue                         21,125          24,954            46,728            46,664
                                                                   ---------     -----------        ----------      ------------
Cost of subscription and services revenue:
    Subscription                                                       2,472           3,611             5,597             7,361
    Services                                                           5,526           8,803            13,531            15,896
    Stock-based services (income) expense                                 (5)              3               (37)               20
                                                                   ---------     -----------        ----------      ------------
      Total cost of subscription and services revenue                  7,993          12,417            19,091            23,277
                                                                   ---------     -----------        ----------      ------------
Gross profit on subscription and services revenue                     13,132          12,537            27,637            23,387
                                                                   ---------     -----------        ----------      ------------
Hardware resale revenue                                                    -              99                 -               548
Cost of hardware resale revenue                                            -              91                 -               452
                                                                   ---------     -----------        ----------      ------------
      Gross profit on hardware resale revenue                              -               8                 -                96
                                                                   ---------     -----------        ----------      ------------
Operating expense:
    Sales and marketing                                                9,329          11,656            20,013            23,818
    Research and development                                           4,213           3,672             8,510             6,943
    General and administrative                                         4,223           8,069            14,750            16,094
    Stock-based sales and marketing expense                              746           1,568             1,837             2,964
    Stock-based research and development expense                       1,676             223             3,225               509
    Stock-based general and administrative expense                       754           1,707             1,822             3,634
    Write-down of Red Hat Venture investments                              -               -             4,250                 -
    Amortization of goodwill and intangibles                          14,911          11,245            27,989            17,955
    Restructuring charges                                             36,614               -            36,614                 -
                                                                   ---------     -----------        ----------      ------------
      Total operating expense                                         72,466          38,140           119,010            71,917
                                                                   ---------     -----------        ----------      ------------
Loss from operations                                                 (59,334)        (25,595)          (91,373)          (48,434)
                                                                   ---------     -----------        ----------      ------------
Other income (expense), net                                            4,045           5,624             8,525            11,105
                                                                   ---------     -----------        ----------      ------------
Loss before income taxes                                             (55,289)        (19,971)          (82,848)          (37,329)
Provision for income taxes                                                61              35                61                99
                                                                   ---------     -----------        ----------      ------------
Net loss                                                           $ (55,350)    $   (20,006)       $  (82,909)     $    (37,428)
                                                                   =========     ===========        ==========      ============

Net loss per common share:                                            ($0.33)         ($0.12)           ($0.49)           ($0.23)
          Basic                                                       ($0.33)         ($0.12)           ($0.49)           ($0.23)
          Diluted
Weighted average shares outstanding:
          Basic                                                      169,968         163,976           169,486           161,720
          Diluted                                                    169,968         163,976           169,486           161,720

 The accompanying notes are an integral part of these consolidated financial statements.

                                 RED HAT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                               Three Months Ended
                                                                                        --------------------------------
                                                                                          August 31,         August 31,
                                                                                            2001               2000
                                                                                         (unaudited)        (unaudited)
                                                                                        ------------        ------------
Cash flows from operating activities:
      Net loss                                                                            $ (55,350)         $ (20,006)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                          16,368             12,424
      Non-cash restructuring charges                                                         33,737                  -
      Write-down of investments                                                                   -                  -
      Stock-based compensation expense                                                        3,165              3,082
      Noncontrolling interest in subsidiary                                                      25                  -
      Provision for doubtful accounts                                                           579                715
      Provision for inventory obsolescence                                                        -                379
      Loss on sale of property and equipment                                                      -                 33
 Changes in operating assets and liabilities:
      Accounts receivable                                                                     1,196             (9,170)
      Inventory                                                                                 583                830
      Prepaid expenses                                                                         (666)               (40)
      Intangibles and other assets                                                              352               (210)
      Accounts payable                                                                        3,742             (1,079)
      Accrued expenses                                                                       (3,412)             2,483
      Deferred revenue                                                                       (3,213)            (1,503)
                                                                                          ---------          ---------
      Net cash used in operating activities                                                  (2,894)           (12,062)
                                                                                          ---------          ---------
Cash flows from investing activities:
    Purchase of investment securities                                                       (91,366)            (1,297)
    Proceeds from sales and maturities of investment securities                             120,389             15,250
    Acquisitions of businesses, net of cash acquired                                              -               (557)
    Purchase of property and equipment                                                       (1,603)            (4,885)
    Proceeds from sale of equipment                                                               -                 30
                                                                                          ---------          ---------
      Net cash (used in) provided by investing activities                                    27,420              8,541
                                                                                          ---------          ---------
Cash flows from financing activities:
    Decrease in stockholders' notes receivable                                                    -                  -
    Proceeds from notes payable                                                              10,000              3,500
    Repayments of notes payable                                                                   -               (507)
    Issuance of notes receivable                                                               (866)
    Proceeds from issuance of common stock by PTI                                                 -                (56)
    Proceeds from issuance of common stock under Employee Stock Purchase Plan                     -                  -
    Proceeds from exercise of common stock options and warrants                                 470              1,038
    Payment of dividends to PTI shareholders                                                      -                  -
    Payments on capital lease obligations                                                      (159)               (52)
                                                                                          ---------          ---------
      Net cash provided by financing activities                                               9,445              3,923
                                                                                          ---------          ---------

Effect of foreign currency exchange rates on cash and cash equivalents                          104               (546)
Net (decrease) increase in cash and cash equivalents                                         34,075               (144)
Cash and cash equivalents at beginning of the period                                         72,459            109,990
                                                                                          ---------          ---------
Cash and cash equivalents at end of period                                                $ 106,534          $ 109,846
                                                                                          =========          =========
                                                                                              Six Months Ended
                                                                                      --------------------------------
                                                                                        August 31,       August 31,
                                                                                          2001             2000
                                                                                       (unaudited)      (unaudited)
                                                                                      -------------    --------------
Cash flows from operating activities:
      Net loss                                                                          $ (82,909)        $ (37,428)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                        34,376            20,098
      Non-cash restructuring charges                                                       33,737                 -
      Write-down of investments                                                             4,250                 -
      Stock-based compensation expense                                                      6,678             6,145
      Noncontrolling interest in subsidiary                                                    62                 -
      Provision for doubtful accounts                                                         805             1,837
      Provision for inventory obsolescence                                                      -               545
      Loss on sale of property and equipment                                                    -                74
 Changes in operating assets and liabilities:
      Accounts receivable                                                                   8,741           (17,607)
      Inventory                                                                               (35)             (190)
      Prepaid expenses                                                                       (781)              (96)
      Intangibles and other assets                                                           (240)           (3,132)
      Accounts payable                                                                     (2,030)           (6,908)
      Accrued expenses                                                                     (5,069)            7,572
      Deferred revenue                                                                     (2,725)              714
                                                                                        ---------         ---------
      Net cash used in operating activities                                                (5,140)          (28,376)
                                                                                        ---------         ---------
Cash flows from investing activities:
    Purchase of investment securities                                                    (178,414)         (228,092)
    Proceeds from sales and maturities of investment securities                           202,955           116,363
    Acquisitions of businesses, net of cash acquired                                         (994)            4,907
    Purchase of property and equipment                                                     (4,229)           (7,268)
    Proceeds from sale of equipment                                                             -                30
                                                                                        ---------         ---------
      Net cash (used in) provided by investing activities                                  19,318          (114,060)
                                                                                        ---------         ---------
Cash flows from financing activities:
    Decrease in stockholders' notes receivable                                                  -                67
    Proceeds from notes payable                                                            10,000             3,500
    Repayments of notes payable                                                            (2,750)             (507)
    Issuance of notes receivable                                                             (866)                -
    Proceeds from issuance of common stock by PTI                                               -             1,208
    Proceeds from issuance of common stock under Employee Stock Purchase Plan                   -                97
    Proceeds from exercise of common stock options and warrants                             1,271             3,877
    Payment of dividends to PTI shareholders                                                    -            (3,850)
    Payments on capital lease obligations                                                    (138)              (92)
                                                                                        ---------         ---------
      Net cash provided by financing activities                                             7,517             4,300
                                                                                        ---------         ---------
Effect of foreign currency exchange rates on cash and cash equivalents                       (374)             (448)
Net (decrease) increase in cash and cash equivalents                                       21,321          (138,584)
Cash and cash equivalents at beginning of the period                                       85,213           248,430
                                                                                        ---------         ---------
Cash and cash equivalents at end of period                                              $ 106,534         $ 109,846
                                                                                        =========         =========

  The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1-Organization

Red Hat, Inc. and its subsidiaries ("Red Hat" or the "Company") offer users one single, trusted point of contact and a common platform for developing, deploying and managing open source software across Internet infrastructure and devices that connect to the Internet, ranging from small embedded devices to high availability clusters and the mainframe computer. The Red Hat Network, Red Hat's unique web based system management technology, helps companies worldwide easily manage all of their Red Hat Linux servers and appliances by delivering open source products, service, support and information on-line in real-time.
Red Hat was incorporated in Connecticut in March 1993 as ACC Corp., Inc. In September 1995, the Company changed its name to Red Hat Software, Inc. In September 1998, the Company reincorporated in Delaware. In June 1999, the Company changed its name to Red Hat, Inc.


NOTE 2-Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The interim consolidated financial statements as of August 31, 2001 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at February 28, 2001 has been derived from the audited consolidated financial statements at that date. Operating results for the three and six month periods ended August 31, 2001 are not necessarily indicative of the results that may be expected for the year ending February 28, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended February 28, 2001.

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

Revenue Recognition

Subscription revenue includes revenue from the sale of software products for which no technical support is provided and is generally recognized upon shipment of the products, net of a reserve for estimated returns. A reserve for sales returns is recognized for sales of software products to distributors, who have a right of return, based on the Company's historical experience of sell-through to the end user by the distributor.

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

Network consulting revenue is comprised of revenue for planning, design, and implementation of computer network systems. Network consulting revenue is recognized as the consultants provide services. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Embedded development services is comprised of revenue for software compiling, debugging and optimization contracts ("Development Contracts"). Revenue for Development Contracts is recognized on the percentage-of-completion method, provided that the fee for such services is fixed or determinable and the collection of the resulting receivable is probable.

Open source services is comprised of revenue for migration assessment services, customer training and education, and royalty revenue. Revenue for migration assessment services are recognized as the services are performed. Revenue from customer training and education and other services is recognized at the date the services are performed. Royalty revenue is recognized when received.

Hardware resale revenue was recognized based on the shipping terms of the product. Effective February 28, 2001, the Company migrated from a value added reseller to a pure professional services company. Therefore, no hardware resale revenue was generated in fiscal 2002.

Net Loss Per Common Share

The Company computes net loss per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per common share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss available to common stockholders per common share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common shares outstanding and dilutive potential common share equivalents. Potential common shares consist of shares issuable upon the exercise of stock options and warrants and shares issuable upon conversion of outstanding mandatorily redeemable preferred stock. The calculation of net loss per share available to common stockholders does not include 8,283,496 and 16,014,207 potential shares of common stock equivalents for the three month periods ended August 31, 2001 and 2000, respectively, and 8,406,021 and 16,353,799 potential shares of common stock equivalents for the six month periods ended August 31, 2001 and 2000, respectively, as their impact would be antidilutive.

Segment Reporting

Management identifies its operating segments primarily based on differences in the nature of its products and services and on geographical location. The Company's operating segments are subscription, network consulting, embedded development services, and open source services. Performance of these segments is evaluated based on their respective gross margins. The following table presents the revenues, costs and gross margins of network consulting, embedded development services, and open source services for the three and six month periods ended August 31, 2001 and 2000, respectively.

                    (In thousands)                        Three Months       Three Months
                                                              Ended             Ended
                                                         August 31, 2001   August 31, 2000
                                                        -----------------  ----------------

Network consulting revenue............................             $3,682            $6,461
Cost of network consulting revenue....................              2,305             4,625
                                                       ------------------------------------
Gross margin..........................................             $1,377            $1,836

Embedded development services revenue.................             $3,538            $4,436
Cost of embedded development services revenue.........              1,320             2,628
                                                       ------------------------------------
Gross margin..........................................             $2,218            $1,808

Open source services..................................             $3,910            $3,367
Cost of open source services revenue..................              1,901             1,550
                                                       ------------------------------------
Gross margin..........................................             $2,009            $1,817


                                                        Six Months Ended   Six Months Ended
                                                         August 31, 2001   August 31, 2000
                                                        -----------------  ----------------
Network consulting revenue............................             $8,878           $12,142
Cost of network consulting revenue....................              5,417             8,105
                                                       ------------------------------------
Gross margin..........................................             $3,461           $ 4,037

Embedded development services revenue.................             $8,236           $ 8,678
Cost of embedded development services revenue.........              3,737             5,044
                                                       ------------------------------------
Gross margin..........................................             $4,499           $ 3,634

Open source services..................................             $8,265           $ 5,385
Cost of open source services revenue..................              4,377             2,747
                                                       ------------------------------------
Gross margin..........................................             $3,888           $ 2,638


Information on the subscription segment is presented on the Consolidated Statement of Operations.

Management evaluates the Company's assets on a consolidated basis only. Accordingly, no information has been provided and no allocations have been made related to segment assets. There were no transactions entered into between the Company's operating segments.

The Company has international sales offices in the United Kingdom, Ireland, Germany, Hong Kong, Australia, and Japan. The following disclosure aggregates individually immaterial international operations and separately discloses the significant international operations at and for the three and six month periods ended August 31, 2001.

(In thousands)

                              North                               Asia Pacific
                             America              Europe           and Japan                         Total
                             -------              ------           ---------                         -----

                                                Three Months Ended August 31, 2001
                                                ----------------------------------
Revenues from unaffiliated             $ 16,102            $2,996               $ 2,027               $ 21,125
 customers....................
Net loss available to common           $(54,248)           $  (81)              $(1,021)              $(55,350)
 stockholders.................
Total assets..................         $418,685            $7,104               $ 2,458               $428,247

                                                 Six Months Ended August 31, 2001
                                                 --------------------------------
Revenues from unaffiliated             $ 36,052            $6,102                $4,574               $ 46,728
 customers....................
Net loss available to common           $(81,094)           $ (884)               $ (931)              $(82,909)
 stockholders.................
Total assets..................         $418,685            $7,104                $2,458               $428,247


Comprehensive Income

The Company's items of accumulated other comprehensive income (loss) during the three months ended August 31, 2001 totaled $269,348 and are comprised of an unrealized gain on investments in marketable securities of $1,728,456 and a foreign currency translation adjustment of ($1,459,108). The Company's items of other comprehensive income (loss) during the three months ended August 31, 2000 totaled ($541,145) and are comprised of an unrealized loss on investments in marketable securities of ($153,219) and a foreign currency translation adjustment of ($387,926).

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards become effective for fiscal years beginning after December 15, 2001. Beginning in the first quarter of fiscal 2003, goodwill will no longer be amortized but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. The new rules also require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after June 30, 2001 will not be amortized. Goodwill existing at June 30, 2001, will continue to be amortized through the end of fiscal 2002. Through the end of fiscal 2002, the Company will test goodwill for impairment using the current method, which uses an undiscounted cash flow test. During fiscal 2003, the Company will begin to test goodwill for impairment under the new rules, applying a fair-value-based test. Based on acquisitions completed as of June 30, 2001, application of the goodwill non-amortization provisions of these rules is expected to result in a material increase in net income in fiscal 2003.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard becomes effective for fiscal years beginning after December 15, 2001. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. The adoption of this standard is not expected to have a material effect on the Company's results of operations, financial position or cash flow.


NOTE 3-Restructuring Charges

In August 2001, the Company recorded a restructuring charge of $36.6 million. This restructuring charge was primarily due to a sharpening of the Company's focus on two primary areas, UNIX to Linux migration opportunities in significant enterprises and delivering complete solutions for the embedded system market. The restructuring charge consists of an impairment of $33.8 million in the carrying value of goodwill and intangibles related to acquisitions made in prior periods and $2.8 million in severance and related expenses. Substantially all of the severance and related expenses were paid by the Company as of August 31, 2001.


NOTE 4-Short Term Payable

In August 2001, the Company entered into a $10.0 million line of credit with a financial institution. This line of credit is secured by certain of our fixed-income investments. The line bears interest at monthly LIBOR plus 1%. This line is available to the Company for up to 12 months and is to be used to provide additional working capital liquidity. At August 31, 2001, $10.0 million was outstanding under the line of credit, all of which was repaid subsequent to August 31, 2001.


NOTE 5-Legal Contingencies

Planning Technologies, Inc. ("PTI"), a wholly-owned subsidiary of the Company acquired in February, 2001, along with its former directors and some of its former principal shareholders is a defendant in a suit brought by a former employee. The plaintiff asserts, among other things, breach of various employment agreements. The Company believes the claims are without merit and is vigorously defending itself and the former directors of PTI. The Company further believes that that likelihood of a material loss is remote.

Subsequent to the end of fiscal 2001, the Company and certain of its officers and directors were named as defendants in a class action suit. The plaintiff contends that the defendants violated federal securities laws by issuing a registration statement and prospectus that contained materially false and misleading information and failed to disclose material information. The prospectus was issued in connection with the Company's initial public offering in August 1999. The Company believes that the complaints are without merit and intends to vigorously defend itself and its officers and directors. The Company further believes that that likelihood of a material loss is remote.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve known and unknown risks and uncertainties, including statements regarding Red Hat's strategy, financial performance, and revenue sources. These risks and uncertainties may cause Red Hat's actual results to differ materially from any forward-looking statements. These risks and uncertainties include, without limitation, the risks detailed below and in Red Hat's other filings with the Securities and Exchange Commission (the "SEC"), copies of which may be accessed through the SEC's web site at http://www.sec.gov.
                  ------------------


Three Months Ended August 31, 2001 and August 31, 2000


Total revenue

Total revenue decreased 15.7% to $21.1 million in the three months ended August 31, 2001 from $25.1 million in the three months ended August 31, 2000. Revenue from international operations totaled $5.0 million during the three months ended August 31, 2001 as compared to $3.6 million for the three months ended August 31, 2000.

Subscription revenue

Subscription revenue is comprised primarily of revenue from sales of Red Hat Linux and related software products, sales of software development tools, technical support and maintenance fees, and web advertising revenue. Subscription revenue decreased 6.5% to $10.0 million in the three months ended August 31, 2001 from $10.7 million in the three months ended August 31, 2000. This decrease was primarily due to the timing of the release of Version 7.1 of Red Hat Linux in April 2001. Sales of the latest version of Red Hat Linux typically decline in the second quarter of a release's product life. As a percentage of total revenue, subscription revenue increased to 47.3% in the three months ended August 31, 2001 from 42.7% in the three months ended August 31, 2000. The increase in subscription revenue as a percentage of total revenue is primarily a result of services revenues decreasing at a faster rate than subscription revenues.

Services revenue

Services revenue is primarily comprised of network consulting, embedded development services, and open source services revenues. Services revenue decreased 22.0% to $11.1 million in the three months ended August 31, 2001 from $14.3 million in the three months ended August 31, 2000. As a percentage of total revenue, services revenue decreased to 52.7% in the three months ended August 31, 2001 from 56.9% in the three months ended August 31, 2000. The decrease in services revenue in total and as a percentage of total revenue resulted primarily from a decrease in network consulting and embedded development services revenues. The decrease in network consulting revenue is related to several factors which include a decrease in investment by corporate customers in information technology systems and the concentration of our selling efforts on higher margin strategic consulting projects. The decrease in embedded development services is primarily due to the continued weak performance of the semiconductor industry which has impacted research and development spending.

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue consists of expenses we incur to manufacture, package and distribute our products and related documentation. These costs include expenses for physical media, literature and packaging, fulfillment and shipping, and labor related costs to provide technical support and maintenance. Also included are the cost of developing advertising on our web site and royalties we pay for licensing third-party applications included in our software products. Cost of subscription revenue decreased 31.5% to $2.5 million in the three months ended August 31, 2001 from $3.6 million in the three months ended August 31, 2000. As a percentage of subscription revenue, cost of subscription revenue decreased to 24.7% in the three months ended August 31, 2001 from 33.8% in the three months ended August 31, 2000. These decreases were directly related to a reduction in expenses incurred for physical media, literature, packaging and fulfillment, as well as efficiencies gained in providing technical support and maintenance of our products on-line and through global consolidation of our support and maintenance function.

Cost of services revenue

Cost of services revenue is primarily comprised of salaries and related costs-- including non-cash, stock-based compensation charges--incurred for our personnel to deliver embedded development, network consulting and engineering, and open source services. Cost of services revenue decreased 37.2% to $5.5 million in the three months ended August 31, 2001 from $8.8 million in the three months ended August 31, 2000. This decrease was primarily due to the reduction of personnel to provide embedded development, network consulting and engineering, and the development of our open source services organization. As a percentage of services revenue, cost of services revenue decreased to 49.6% in the three months ended August 31, 2001 from 61.7% in the three months ended August 31, 2000. This decrease was primarily due to an increase in the utilization rate of our network consulting and engineering personnel.

Gross Profit

Gross profit increased 4.7% to $13.1 million in the three months ended August 31, 2001 from $12.5 million in the three months ended August 31, 2000. As a percentage of total revenue, gross profit increased to 62.2% in the three months ended August 31, 2001 from 50.1% in the three months ended August 31, 2000. These increases were primarily the result of our focus on operational efficiency and in selling more strategic, higher margin project offerings to major enterprise customers. The increase in gross profit as a percentage of total revenue is also due to the decreasing reliance upon hardware resale revenue, as these revenues generate significantly lower margins than do the Company's other sources of revenue.

Operating expense

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs--including non-cash, stock-based compensation charges--for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and tradeshows. Sales and marketing expense decreased 23.8% to $10.1 million in the three months ended August 31, 2001 from $13.2 million in the three months ended August 31, 2000. As a percentage of total revenue, sales and marketing expense decreased to 47.7% in the three months ended August 31, 2001 from 52.8% in the three months ended August 31, 2000. These decreases in sales and marketing expense were primarily due to a reduction in redundant marketing personnel and variable costs. These personnel came from acquisitions completed in late fiscal 2001.

Research and development

Research and development expense consists primarily of personnel and related costs--including non-cash, stock-based compensation charges--for development of our software products and web site. Research and development expense increased 51.2% to $5.9 million in the three months ended August 31, 2001 from $3.9 million in the three months ended August 31, 2000. As a percentage of total revenue, research and development expense increased to 27.9% in the three months ended August 31, 2001 from

15.5% in the three months ended August 31, 2000. The increase in research and development expense resulted from increased spending related to the development of our e-commerce and database solutions, costs incurred to complete the development of Version 7.2 of Red Hat Linux, and an increase in stock-based compensation expense related to amortization of deferred compensation associated with acquisitions made in late fiscal 2001.

General and administrative

General and administrative expense consists primarily of personnel and related costs--including non-cash, stock-based compensation charges--for general corporate functions, including finance, accounting, legal, human resources, facilities and information systems expenses and merger and acquisition costs. General and administrative expense decreased 54.8% to $4.4 million in the three months ended August 31, 2001 from $9.8 million in the three months ended August 31, 2000. This decrease resulted from:

     .    a decrease in payroll-related information systems expenses;

     . a reduction in redundant general and administrative personnel resulting from acquisitions completed in fiscal 2001;

     .    a decrease in merger and acquisition expense; and

     .    a decrease in stock-based compensation expense.

As a percentage of total revenue, general and administrative expense decreased to 20.9% in the three months ended August 31, 2001 from 39.0% in the three months ended August 31, 2000. We expect general and administrative expense, excluding merger and acquisition costs, to decrease as a percentage of revenue as our revenues continue to increase.

Amortization of goodwill and intangibles

Amortization of goodwill and intangibles consists of the amortization of goodwill and other intangible assets. Goodwill, which represents the excess of acquisition cost over the net assets acquired in business combinations, is amortized over its estimated useful life which is three years. Costs incurred for acquiring trademarks, copyrights and patents are capitalized and amortized using the straight line method over their estimated useful lives, which range from three to five years. Amortization of goodwill and intangibles increased 32.6% to $14.9 million in the three months ended August 31, 2001 from $11.2 million in the three months ended August 31, 2000. As a percentage of total revenue, amortization of goodwill and intangibles expense increased to 70.6% in the three months ended August 31, 2001 from 44.9% in the three months ended August 31, 2000. These increases were primarily due to acquisitions completed in the fiscal year ended February 28, 2001. Based on acquisitions completed as of August 31, 2001, amortization of goodwill and intangibles is expected to $10.9 million in the third and fourth quarters of the fiscal year ended February 28, 2002. Beginning in the first quarter of fiscal 2003, goodwill will no longer be amortized but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives.

Restructuring charges

Restructuring charges consists of an impairment of $33.8 million in the carrying value of goodwill and intangibles related to acquisitions made in prior periods and $2.8 in severance and related expenses. Restructuring charges increased to $36.6 million in the three months ended August 31, 2001, excluding $0.5 million in mergers and acquisitions expense, from zero in the three months ended August 31, 2001. As a percentage of total revenue, restructuring charges increased to 176.0% in the three months ended August 31, 2001 from zero in the three months ended August 31, 2000. These restructuring costs were incurred primarily due to a sharpening of the Company's focus on two primary areas, UNIX to Linux migration opportunities with major enterprise customers and delivering complete solutions for the embedded system market.

Other income (expense), net

Other income (expense), net consists of interest income earned on cash deposited in money market accounts and other short and long-term investments, net of interest expense incurred on capital leases and net foreign currency gains/losses. Other income (expense), net decreased 28.1% to income of $4.0 million in the three months ended August 31, 2001 from income of $5.6 million in the three months ended August 31, 2000. As a percentage of total revenue, other income (expense), net decreased to 19.1% in the three months ended August 31, 2001 from 22.4% in the three months ended August 31, 2000. These decreases resulted from lower average cash and investment balances in the three months ended August 31, 2001 as compared to the three months ended August 31, 2000 due primarily to the use of a portion of the proceeds from the sale of common stock in our initial and secondary public offerings in August 1999 and February 2000 to fund operations and reductions in short-term interest rates resulting from actions taken by the Federal Reserve Board during the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001.

Provision for income taxes

Provision for income taxes increased to $61,000 for the three months ended August 31, 2001 from $35,000 in the three months ended August 31, 2000. The increase in provision for income taxes for the three months ended August 31, 2001 was primarily due to a increase in foreign taxes paid.


Six Months Ended August 31, 2001 and August 31, 2000


Total revenue

Total revenue decreased 1.0% to $46.7 million in the six months ended August 31, 2001 from $47.2 million in the six months ended August 31, 2000. Revenue from international operations totaled $10.7 million during the six months ended August 31, 2001 as compared to $6.7 million for the six months ended August 31, 2000.

Subscription revenue

Subscription revenue increased 4.4% to $21.3 million in the six months ended August 31, 2001 from $20.5 million in the six months ended August 31, 2000.
This increase was primarily due to the release of Version 7.1 of Red Hat Linux in April 2001, growth of our international operations, and introduction of new open source offerings during the six months ended August 31, 2001. As a percentage of total revenue, subscription revenue increased to 45.7% in the six months ended August 31, 2001 from 43.3% in the six months ended August 31, 2000. This increase in subscription revenue as a percentage of total revenue is primarily a result of the timing of our product releases and the growth in our support revenue.

Services revenue

Services revenue decreased 3.2% to $25.4 million in the six months ended August 31, 2001 from $26.2 million in the six months ended August 31, 2000. As a percentage of total revenue, services revenue decreased to 54.3% in the six months ended August 31, 2001 from 55.5% in the six months ended August 31, 2000. The decrease in services revenue in total and as a percentage of total revenue resulted primarily from a decrease in network consulting and embedded development services revenues. The decrease in network consulting revenue is related to several factors which include a decrease in investment by corporate customers in information technology systems and the concentration of our selling efforts on higher margin strategic consulting projects. The decrease in embedded development services is primarily due to the continued weak performance of the semiconductor industry which has impacted research and development spending. This decrease was partially offset by an increase in open source services resulting from increase enrollment in our Red Hat Certified Engineer program.

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue decreased 24.0% to $5.6 million in the six months ended August 31, 2001 from $7.4 million in the six months ended August 31, 2000. As a percentage of subscription revenue, cost of subscription revenue decreased to 26.2% in the six months ended August 31, 2001 from 36.0% in the six months ended August 31, 2000. These decreases were directly related to a reduction in expenses incurred for physical media, literature, packaging and fulfillment, as well as efficiencies gained in providing technical support and maintenance of our products on-line and through global consolidation of our support and maintenance function.

Cost of services revenue

Cost of services revenue decreased 14.9% to $13.5 million in the six months ended August 31, 2001 from $15.9 million in the six months ended August 31, 2000. This decrease was primarily due to the reduction of personnel to provide embedded development, network consulting and engineering, and the development of our open source services organization. As a percentage of services revenue, cost of services revenue decreased to 53.3% in the six months ended August 31, 2001 from 60.7% in the six months ended August 31, 2000. This decrease was primarily due to an increase in the utilization rate of our network consulting and engineering personnel.

Gross Profit

Gross profit increased 17.7% to $27.6 million in the six months ended August 31, 2001 from $23.5 million in the six months ended August 31, 2000. As a percentage of total revenue, gross profit increased to 59.1% in the six months ended August 31, 2001 from 49.7% in the six months ended August 31, 2000. These increases were primarily the result of our focus on operational efficiency and in selling more strategic, higher margin project offerings to major enterprise customers. The increase in gross profit as a percentage of total revenue is also due to the decreasing reliance upon hardware resale revenue, as these revenues generate significantly lower margins than do the Company's other sources of revenue.

Operating expense

Sales and marketing

Sales and marketing expense decreased 18.4% to $21.9 million in the six months ended August 31, 2001 from $26.8 million in the six months ended August 31, 2000. As a percentage of total revenue, sales and marketing expense decreased to 46.8% in the six months ended August 31, 2001 from 56.7% in the six months ended August 31, 2000. These decreases in sales and marketing expense were primarily due to a reduction in redundant marketing personnel and variable costs. These personnel came from acquisitions completed in late fiscal 2001.

Research and development

Research and development expense increased 57.5% to $11.7 million in the six months ended August 31, 2001 from $7.5 million in the six months ended August 31, 2000. As a percentage of total revenue, research and development expense increased to 25.1% in the six months ended August 31, 2001 from 15.8% in the six months ended August 31, 2000. The increase in research and development expense resulted from increased spending related to the development of our e-commerce and database solutions, costs incurred to complete the development of Version
7.2 of Red Hat Linux, and an increase in stock-based compensation expense related to amortization of deferred compensation associated with acquisitions made in late fiscal 2001.

General and administrative

General and administrative expense decreased 18.8% to $16.0 million in the six months ended August 31, 2001 from $19.7 million in the six months ended August 31, 2000. This decrease resulted from:

     .  a decrease in payroll-related information systems expenses;

     . a reduction in redundant general and administrative personnel resulting from acquisitions completed in fiscal 2001;

     .  a decrease in merger and acquisition expense; and

     .  a decrease in stock-based compensation expense.

As a percentage of total revenue, general and administrative expense decreased to 34.3% in the six months ended August 31, 2001 from 41.8% in the six months ended August 31, 2000. We expect general and administrative expense, excluding merger and acquisition costs, to decrease as a percentage of revenue as our revenues continue to increase.

Write-down of investments

Write-down of investments consists of the non-cash write-down of investments in non-marketable equity securities. Fair value for non-marketable equity securities is estimated based on prices recently paid for shares in that company, as well as changes in market conditions. The estimated fair values are not necessarily representative of the amounts that the Company could realize in a current transaction. Write-down of investments increased to $4.3 million in the six months ended August 31, 2001 from zero in the six months ended August 31, 2000. As a percentage of total revenue, write-down of investments increased to 9.1% in the six months ended August 31, 2001 from zero in the six months ended August 31, 2000.

Amortization of goodwill and intangibles

Amortization of goodwill and intangibles expense increased to $28.0 million in the six months ended August 31, 2001 from $18.0 million in the six months ended August 31, 2000. As a percentage of total revenue, amortization of goodwill and intangibles expense increased to 59.9% in the six months ended August 31, 2001 from 38.0% in the six months ended August 31, 2000. These increases were primarily due to acquisitions completed in the fiscal year ended February 28, 2001.

Restructuring charges

Restructuring charges consists of an impairment of $33.8 million in the carrying value of goodwill and intangibles related to acquisitions made in prior periods and $2.8 in severance and related expenses. Restructuring charges increased to $36.6 million in the six months ended August 31, 2001, excluding $0.5 million in mergers and acquisitions expense, from zero in the six months ended August 31, 2001. As a percentage of total revenue, restructuring charges increased to 78.4% in the six months ended August 31, 2001 from zero in the six months ended August 31, 2000. These restructuring costs were incurred primarily due to a sharpening of the Company's focus on two primary areas, UNIX to Linux migration opportunities with major enterprise customers and delivering complete solutions for the embedded system market.

Other income (expense), net

Other income (expense), net decreased to income of $8.5 million in the six months ended August 31, 2001 from income of $11.1 million in the six months ended August 31, 2000. As a percentage of total revenue, other income (expense), net increased to 18.2% in the six months ended August 31, 2001 from 23.5% in the six months ended August 31, 2000. These decreases resulted from lower average cash and investment balances in the six months ended August 31, 2001 as compared to the six months ended August 31, 2000 due primarily to the use of a portion of the proceeds from the sale of common stock in our initial and secondary public offerings in August 1999 and February 2000 to fund operations and due to reductions in short-term interest rates resulting from actions taken by the Federal Reserve Board during the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001.

Provision for income taxes

Provision for income taxes decreased to $61,000 for the six months ended August 31, 2001 from $99,000 in the six months ended August 31, 2000. The decrease in provision for income taxes for the six months ended August 31, 2001 was primarily due to a decrease in foreign taxes paid.


Liquidity and Capital Resources

We have historically derived a significant portion of our liquidity and operating capital from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and secondary public offerings, and cash flows from operations. At August 31, 2001, we had total cash and investments of $299.9 million, which is comprised of $106.5 million in cash and cash equivalents, $20.9 million of short-term, fixed-income investments and $172.5 million of long-term, fixed-income investments.

At August 31, 2001, cash and cash equivalents totaled $106.5 million, an increase of $21.3 million as compared to February 28, 2001. The increase in cash and cash equivalents resulted from the sale and maturities of fixed-income investments of $203 million, $10.0 million in proceeds from a short-term payable and $1.3 million in proceeds from the exercise of common stock options and warrants. This was offset by the purchase of $178.4 million in fixed-income investments, $5.1 million used in operations, $4.2 million used to purchase property and equipment and $2.8 million used to repay a note payable.

Cash used in operations of $5.1 million in the six months ended August 31, 2001, include the net loss of $3.0 million, adjusted to exclude the impact of non-cash revenues and expenses which totaled $79.9 million. Changes in working capital items that brought this use to $5.1 million include an $8.7 million decrease in accounts receivable offset by an increase in prepaid expenses, a decrease in accounts payable of $2.0 million, a decrease in accrued expenses of $5.0 and a decrease in deferred revenue of $2.7 million.

Cash used in operations includes $6.7 million representing costs incurred related to merger and acquisition activities. Excluding these costs, our recurring operations generated positive cash flow of $1.6 million during the six months ended August 31, 2001. Merger and acquisition costs is a non-GAAP measure and includes costs incurred in connection with investigating potential acquisitions and costs incurred related to completed acquisitions. Non-GAAP information is not prepared in accordance with GAAP and is not intended to be superior to GAAP information.

Cash used in investing activities of $19.3 million for the six months ended August 31, 2001 was comprised of the sale and maturities of fixed-income investments, net of purchases, of $24.5 million, purchases of property and equipment totaling $4.2 million and $1.0 million used in the acquisition of businesses.

Cash provided by financing activities of $7.5 million for the six months ended August 31, 2001 was primarily comprised of $10.0 million in proceeds from the issuance of a note payable and $1.3 million in proceeds from the exercise of stock options and warrants. This was partially offset by a repayment of notes payable of Planning Technologies, Inc., which we acquired in January 2001 in a transaction accounted for as a pooling of interests, of $2.8 million and $.9 million used in the issuance of notes receivable.

In August 2001, we entered into a $10.0 million line of credit with a financial institution. This line of credit is secured by certain of our fixed-income investments. The line bears interest at monthly LIBOR plus 1%. This line is available to the Company for up to 12 months and is to be used to provide additional working capital liquidity. At August 31, 2001, $10.0 million was outstanding under the line of credit.

                       Factors Affecting Future Results

There are numerous factors that affect the Company's future results. For a discussion of these and other factors affecting the Company's business, see "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Results" in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001.

ITEM 3:   Quantitative and Qualitative Disclosures about Market Risk

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

Red Hat did not hold derivative financial instruments as of August 31, 2001, and has not held such investments in the past.

Foreign Currency Risk

Approximately 33.0% of the Company's revenues for the six months ended August 31, 2001 were generated by sales outside the United States. The Company is exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. Additionally, the assets and liabilities of the Company's non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Unrealized translation gains and losses will be included as an adjustment to stockholders' equity


PART II - OTHER INFORMATION

ITEM 5:  OTHER INFORMATION

On September 17, 2001, the Board of Directors authorized a stock repurchase program covering up to the lesser of 10% of Red Hat's outstanding common shares or $10.0 million. The timing and amount of shares actually repurchased during the 12 month duration of the program will be determined by management's discretion and will depend on market conditions.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  October 12, 2001             RED HAT, INC.



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