Form 10-Q/A
period 2001-08-31
RED HAT INC
filed 2001-10-16
CIK 1087423

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A


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

                                 RED HAT, INC.
                               TABLE OF CONTENTS

                                                                        Page
                                                                        ----
PART II - OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              3

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K                                 3

SIGNATURES                                                               4

PART II - OTHER INFORMATION


ITEM 4.   Submission of Matters to a Vote of Security Holders


     On August 2, 2001, the Company held its annual meeting of stockholders in Durham, North Carolina. At this meeting, the stockholders:

     1. Elected two members of the board of directors to serve for a three-year term as Class II Directors;

     2. Approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from 225,000,000 to 300,000,000; and

     3. Approved an amendment to the Red Hat, Inc. 1999 Stock Option Plan to increase the number of shares authorized for awards from 13,000,000 to 28,000,000.

     Indicated below are the results of the stockholder votes for the matters listed above:

                                                                           Against /                                Broker
 No.                    Matter                          For                Withheld             Abstain            Non-Votes
-----     ---------------------------------      -----------------     -----------------     -------------     -----------------
1.          Election of Matthew J. Szulik            122,610,910            1,817,999                N/A                   N/A

1.          Election of Eugene J. McDonald           123,487,723              941,186                N/A                   N/A

2.          Amendment of Certificate                 120,993,853            3,066,067            368,959                   N/A

3.          Amendment of Option Plan                  28,943,120           28,593,774            431,949            66,460,066


ITEM 6.  Exhibits and Reports on Form 8-K

          a.  Exhibits

              3.1 Third Amended and Restated Certificate of Incorporation of Red Hat, Inc., As Amended on August 13, 2001.

          b.  Reports on Form 8-K.

              None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  October 16, 2001             RED HAT, INC.



                                    By:  /s/  MATTHEW J. SZULIK
                                       ------------------------
                                           Matthew J. Szulik
                                           President and Chief Executive Officer
                                           (Officer on behalf of the Registrant)

                                    By:  /s/  KEVIN B. THOMPSON
                                       ------------------------
                                           Kevin B. Thompson
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.                        Description
-----------                        -----------

3.1 Third Amended and Restated Certificate of Incorporation of Red Hat, Inc., As Amended on August 13, 2001.