Form 10-Q
period 2001-11-30
RED HAT INC
filed 2002-01-14
CIK 1087423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended November 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
.	For the transition period from to .

Commission File Number: 0-26281

RED HAT, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State of Incorporation)

06-1364380
(I.R.S. Employer Identification No.)

2600 Meridian Parkway, Durham, North Carolina 27713
(Address of principal executive offices, including Zip Code)

(919) 547-0012
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of November 30, 2001, there were 169,161,740 shares of common stock outstanding.

RED HAT, INC.
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

RED HAT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	November 30,	February 28,
	2001	2001
	(unaudited)

Assets:
Cash and cash equivalents	$54,751	$85,213
Investments in marketable debt securities	13,315	62,911
Accounts receivable, net	15,127	21,826
Subcontractor receivable	567	3,441
Costs and estimated earnings in excess of billings	5,155	3,378
Inventory	1,060	740
Prepaid expenses and other assets	2,591	2,172

Total current assets	92,566	179,681
Property and equipment, net	16,296	14,591
Goodwill and intangibles, net	70,100	147,397
Investments in marketable debt securities	223,568	154,557
Other assets, net	4,852	9,025

Total assets	$407,382	$505,251

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$8,038	$9,681
Accrued expenses	8,419	15,916
Deferred revenue	9,773	12,151
Short term payable	10,001	2,750
Current portion of capital lease obligations	590	194

Total current liabilities	36,821	40,692
Capital lease obligations	609	277
Commitments and contingencies	-	-
Stockholders’ equity:
Noncontrolling interest in subsidiary	86	-
Preferred stock, 5,000,000 shares authorized, none outstanding	-	-
Common stock, $0.0001 par value, 225,000,000 shares authorized,
171,099,640 and 168,485,899 shares issued, and 169,161,740 and
168,485,899 shares outstanding at November 30, 2001 and
February 28, 2001, respectively	17	17
Additional paid-in capital	627,945	643,712
Deferred compensation	(9,785)	(36,051)
Accumulated deficit	(241,554)	(143,589)
Treasury stock, 1,937,900 shares at cost	(6,672)	-
Accumulated other comprehensive income (loss)	(85)	193

Total stockholders’ equity	369,952	464,282

Total liabilities and stockholders’ equity	$407,382	$505,251

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.
CONSOLIDATED SATEMENTS OF OPERATIONS
(In thousands - except per share amounts)

	Three Months Ended		Nine Months Ended

	November 30,	November 30,	November 30,	November 30,
	2001	2000	2001	2000

	(Unaudited)		(Unaudited)
Subscription and services revenue:
Subscription:
Enterprise	$ 9,447	$ 10,952	$ 27,591	$ 26,771
Embedded	1,443	2,298	4,648	6,938

Total subscription revenue	10,890	13,250	32,239	33,709

Services:
Network consulting	2,370	6,560	11,248	18,702
Embedded development services	2,889	5,502	11,076	14,180
Open source services	5,327	3,655	13,641	9,041

Total services revenue	10,586	15,717	35,965	41,923

Total subscription and services revenue	21,476	28,967	68,204	75,632

Cost of subscription and services revenue:
Subscription:
Enterprise	2,081	3,297	7,063	9,667
Embedded	145	421	665	1,412

Total cost of subscription revenue	2,226	3,718	7,728	11,079

Services:
Network consulting	1,923	4,232	7,084	12,314
Embedded development services	1,738	3,342	5,355	8,228
Open source services	2,628	1,699	7,477	4,627
Stock-based network consulting (income) expense	32	12	(5)	32

Total cost of services revenue	6,321	9,285	19,911	25,201

Total cost of subscription and services revenue	8,547	13,003	27,639	36,280

Gross profit on subscription and services revenue	12,929	15,964	40,565	39,352

Hardware resale revenue	-	228	-	777
Cost of hardware resale revenue	-	193	-	646

Gross profit on hardware resale revenue	-	35	-	131

Operating expense:
Sales and marketing	8,019	13,403	28,032	37,221
Research and development	3,717	4,992	12,227	11,935
General and administrative	3,412	7,373	10,445	16,553
General and administrative - mergers and acquisitions	462	-	7,618	6,914
Stock-based sales and marketing expense	174	1,917	2,011	4,881
Stock-based research and development expense	464	1,012	3,689	1,521
Stock-based general and administrative expense	836	1,869	2,658	5,504
Write-down of Red Hat Venture investments	-	-	4,250	-
Amortization of goodwill and intangibles	12,468	15,662	40,457	33,617
Restructuring charges	1,947	-	39,122	-

Total operating expense	31,499	46,228	150,509	118,146

Loss from operations	(18,570)	(30,229)	(109,944)	(78,663)

Other income (expense), net	3,514	5,162	11,979	16,168

Net loss	$ (15,056)	$ (25,067)	$ (97,965)	$ (62,495)

Net loss per common share:
Basic	($0.09)	($0.15)	($0.58)	($0.38)
Diluted	($0.09)	($0.15)	($0.58)	($0.38)
Weighted average shares outstanding:
Basic	169,242	167,144	169,405	163,515
Diluted	169,242	167,144	169,405	163,515

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended	Nine Months Ended

	November 30,	November 30,	November 30,	November 30,
	2001	2000	2001	2000
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(15,056)	$(25,067)	$(97,965)	$(62,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Effect on cash of exclusion of PTI January and February 2000 net loss				(1,253)
Depreciation and amortization	13,795	17,035	48,171	37,133
Non-cash restructuring charges	-	-	33,737	-
Write-down of investments	-	-	4,250	-
Stock-based compensation expense	1,432	4,337	8,110	10,482
Noncontrolling interest in subsidiary	24	-	86	-
Provision for doubtful accounts	187	453	992	2,290
Loss on sale/abandonment of property and equipment	353	-	353	74
Changes in operating assets and liabilities:
Accounts receivable	(1,271)	(593)	7,470	(18,200)
Inventory	(286)	(685)	(321)	(330)
Prepaid expenses	1,227	114	446	18
Intangibles and other assets	(183)	(908)	(423)	(4,040)
Accounts payable	(259)	1,574	(2,289)	(5,334)
Accrued expenses	(1,492)	(599)	(6,561)	6,973
Deferred revenue	347	589	(2,378)	1,303

Net cash used in operating activities	(1,182)	(3,750)	(6,322)	(33,379)

Cash flows from investing activities:
Purchase of marketable debt securities	(144,671)	(36,673)	(323,084)	(264,765)
Proceeds from sales and maturities of marketable debt securities	100,963	14,000	303,917	130,363
Acquisitions of businesses, net of cash acquired	-	254	(994)	5,161
Purchase of property and equipment	(1,086)	(1,868)	(5,315)	(9,136)
Proceeds from sale of equipment	-	-	-	30

Net cash used in investing activities	(44,794)	(24,287)	(25,476)	(138,347)

Cash flows from financing activities:
Decrease in stockholders’ notes receivable	-	-	-	67
Proceeds from short term notes payable	15,467	2,000	25,467	5,500
Repayments of short term notes payable	(15,466)	-	(18,216)	(507)
Issuance of notes receivable	-	-	(866)	-
Proceeds from issuance of common stock by PTI	-	-	-	1,208
Proceeds from issuance of common stock under Employee Stock Purchase Plan	-	493	-	590
Proceeds from exercise of common stock options and warrants	1,118	1,063	2,389	4,940
Purchase of treasury stock	(6,672)	-	(6,672)	-
Payment of dividends to PTI shareholders	-	-	-	(3,850)
Payments on capital lease obligations	(104)	(14)	(242)	(106)

Net cash provided by (used in) financing activities	(5,657)	3,542	1,860	7,842

Effect of foreign currency exchange rates on cash and cash equivalents	(150)	(329)	(524)	(777)
Net decrease in cash and cash equivalents	(51,783)	(24,824)	(30,462)	(164,661)
Cash and cash equivalents at beginning of the period	106,534	109,846	85,213	249,683

Cash and cash equivalents at end of period	$54,751	$85,022	$54,751	$85,022

Supplemental Reconciliation of Change in Total Cash and Investments in Marketable Debt Securities: See Note 3

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1-Organization

Red Hat, Inc. and its subsidiaries (“Red Hat” or the “Company”) offer users one single, trusted point of contact and a common platform for developing, deploying and managing open source software across Internet infrastructure and devices that connect to the Internet, ranging from small embedded devices to high availability clusters and the mainframe computer. Red Hat is the leading global provider of open source technology and services that enable the Global 2000 to realize the performance and financial benefits of open source software. The Red Hat Network, Red Hat’s unique web based system management technology, helps companies worldwide easily manage all of their Red Hat Linux servers and appliances by delivering open source products, service, support and information on-line in real-time. Red Hat is incorporated in Delaware. In February 2001, the Company acquired Planning Technologies, Inc. (“PTI”) in a transaction accounted for using the pooling of interests method of accounting. All prior period financial statements of the Company have been restated to reflect this combination.

NOTE 2-Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The interim consolidated financial statements as of November 30, 2001 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at February 28, 2001 has been derived from the audited consolidated financial statements at that date. Operating results for the three and nine month periods ended November 30, 2001 are not necessarily indicative of the results that may be expected for the year ending February 28, 2002. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended February 28, 2001.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the sales return allowance, allowance for doubtful accounts, recoverability of intangibles and other long-lived assets and various other operating allowances and accruals.

Revenue Recognition

Subscription revenue includes revenue from the sale of software products, support and subscription services and is recognized ratably over the period that the support is provided, which generally ranges from one to twelve months. A reserve for sales returns is recognized for sales of software products to distributors, who have a right of return, based on the Company’s historical experience of sell–through to the end user by the distributor. Subscription revenue also includes revenue from large Unix to Linux migration arrangements. Revenue from these arrangements is recognized ratably over the term of the arrangement provided no other pattern of performance is discernable.

Web advertising revenue, which is included in subscription revenue, is recognized ratably in the period in which the advertisement is displayed, provided that the Company has no significant remaining obligations.

Network consulting revenue is comprised of revenue for planning, design, and implementation of computer network systems. Network consulting revenue is recognized as the consultants provide services. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Embedded development services revenue is comprised of revenue for software compiling, debugging and optimization contracts (“Development Contracts”). Revenue for Development Contracts is recognized on the percentage-of-completion method, provided that the Company has the ability to make reliable estimates of progress towards completion, the fee for such services is fixed or determinable and the collection of the resulting receivable is probable.

Open source services revenue is comprised of revenue for open source consulting services, customer training and education, and royalty revenue. Revenue for migration assessment services is recognized as the services are performed. Revenue from customer training and education and other services is recognized at the date the services are performed. Royalty revenue is recognized when received.

Hardware resale revenue, related to the historical operations of PTI prior to its acquisition by Red Hat, was recognized based on the shipping terms of the product. Effective March 2000, PTI ceased being a hardware reseller.

Net Loss Per Common Share

The Company computes net loss per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net loss per common share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss available to common stockholders per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding and dilutive potential common share equivalents. Potential common shares consist of shares issuable upon the exercise of stock options and warrants and shares issuable upon conversion of outstanding mandatorily redeemable preferred stock. The calculation of net loss per share available to common stockholders does not include 8,551,697 and 12,133,910 potential shares of common stock equivalents for the three month periods ended November 30, 2001 and 2000, respectively, and 8,313,999 and 12,977,399 potential shares of common stock equivalents for the nine month periods ended November 30, 2001 and 2000, respectively, as their impact would be antidilutive.

Segment Reporting

Management identifies its operating segments primarily based on differences in the nature of its products and services and on geographical location. The Company’s operating segments are enterprise subscription, embedded subscription, network consulting, embedded development services, and open source services. These segments reflect the Company’s change in focus to two primary areas, UNIX to Linux migration opportunities in significant enterprises and delivering complete solutions for the embedded system market. All previous periods have been revised to reflect this change. Performance of these segments is evaluated based on their respective gross margins as disclosed in the Company’s Consolidated Statements of Operations.

Management evaluates the Company’s assets on a consolidated basis only. Accordingly, no information has been provided and no allocations have been made related to segment assets. There were no transactions entered into between the Company’s operating segments.

The Company has international sales offices in the United Kingdom, Ireland, Germany, Hong Kong, Australia, and Japan. The following disclosure aggregates individually immaterial international operations and separately discloses the significant international operations at and for the three and nine month periods ended November 30, 2001.

(In thousands)

	North America	Europe	Asia Pacific and Japan	Total

	Three Months Ended November 30, 2001

Revenues from unaffiliated customers	$14,943	$3,172	$3,361	$21,476
Net loss available to common stockholders	$(17,361)	$578	$1,727	$(15,056)
Total assets	$396,209	$7,920	$3,253	$407,382

	Nine Months Ended November 30, 2001

Revenues from unaffiliated customers	$50,995	$9,274	$7,935	$68,204
Net loss available to common stockholders	$(98,455)	$(306)	$796	$(97,965)
Total assets	$396,209	$7,920	$3,253	$407,382

General and Administrative - Mergers and Acquisition Expense

General and administrative – mergers and acquisition expense primarily consists of severance and related expenses incurred in connection with redundancies identified pursuant to mergers and acquisitions completed by the Company, as well as, the costs of certain individuals within the Company who are dedicated to seeking out and identifying potential acquisition candidates. In addition to this, general and administrative – mergers and acquisition expense includes legal costs incurred related to acquisitions accounted for under the pooling of interests method of accounting.

Comprehensive Income

The Company’s items of accumulated other comprehensive income (loss) during the three months ended November 30, 2001 totaled ($354,823) and are comprised of an unrealized loss on investments in marketable debt securities of ($204,476) and a foreign currency translation adjustment of ($150,076). The Company’s items of other comprehensive income (loss) during the three months ended November 30, 2000 totaled ($278,668) and are comprised of an unrealized gain on investments in marketable debt securities of $246,305 and a foreign currency translation adjustment of ($524,973).

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These standards become effective for fiscal years beginning after December 15, 2001. Beginning in the first quarter of fiscal 2003, goodwill will no longer be amortized but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. The new rules also require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after June 30, 2001 will not be amortized. Goodwill existing at June 30, 2001, will continue to be amortized through the end of the Company’s fiscal 2002. Through the end of fiscal 2002, the Company will test goodwill for impairment using the current method, which uses an undiscounted cash flow test. During fiscal 2003, the Company will begin to test goodwill for impairment under the new rules, applying a fair-value-based test. Based on acquisitions completed as of June 30, 2001, application of the goodwill non-amortization provisions of these rules is expected to result in a material decrease in losses in fiscal 2003.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This standard becomes effective for fiscal years beginning after December 15, 2001. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. The adoption of this standard is not expected to have a material effect on the Company’s results of operations, financial position or cash flow.

NOTE 3-Supplemental Reconciliation of Change in Total Cash and Investments in

Marketable Debt Securities
Net cash used in operating activities	$(1,182)	$(3,750)	$(6,322)	$(32,126)
Net cash used in investing activities excluding purchases and sales of investments in
marketable debt securities	(1,086)	(1,614)	(6,307)	(3,945)
Net cash used in financing activities	(5,657)	3,542	1,860	7,842
Unrealized gain (loss) on investments in marketable debt securities	(204)	(246)	246	177
Effect of foreign currency exchange rates on cash and cash equivalents	(150)	(329)	(524)	(777)
Effect on cash of exclusion of PTI January and February 2000 net loss	-	-	-	(1,253)

Net decrease in cash and investments in marketable debt securities	(8,279)	(2,397)	(11,047)	(30,082)
Cash and investments in marketable debt securities at beginning of period	299,913	321,812	302,681	349,497

Cash and investments in marketable debt securities at end of period	$291,634	$319,415	$291,634	$319,415

Net increase (decrease) in cash and investments excluding mergers and acquisitions expense
and restructuring charges	$(6,223)	$(2,397)	$1,603	$(23,168)

NOTE 4-Restructuring Charges

In November 2001, the Company recorded a restructuring charge of $1.9 million. This restructuring charge was primarily due to a sharpening of the Company’s focus on two primary areas, UNIX to Linux migration opportunities in significant enterprises and delivering complete solutions for the embedded system market. The restructuring charge primarily consists of severance and related expenses, substantially which were substantially paid by the Company prior to November 30, 2001.

NOTE 5-Short Term Payable

In August 2001, the Company entered into a $10.0 million line of credit with a financial institution. This line of credit is secured by certain of our fixed-income investments. The line bears interest at monthly LIBOR plus 1%. This line is available to the Company for up to 12 months and is used to provide additional working capital liquidity to compensate for timing of cash inflows and outflows. At November 30, 2001, $10.0 million was outstanding under the line of credit.

NOTE 6-Legal Contingencies

Planning Technologies, Inc. (“PTI”), a wholly owned subsidiary of the Company which was acquired in February, 2001, its former directors, and some of its former principal shareholders are defendants in a suit brought by a former employee. The plaintiffs contend that the registration statement filed by Red Hat in connection with its initial public offering in August 1999 contained materially false and misleading information and failed to disclose material information. The Company believes the claims are without merit and is vigorously defending itself and the former directors of PTI. The Company further believes that that likelihood of a material loss is remote. In the event that the Company incurs any costs related to this matter, the Company is indemnified by the former shareholders of PTI.

Subsequent to the end of fiscal 2001, the Company and certain of its officers and directors were named as defendants in a class action suit. The plaintiff contends that the defendants violated federal securities laws by issuing a registration statement and prospectus that contained materially false and misleading information and failed to disclose material information. The prospectus was issued in connection with the Company’s initial public offering in August 1999. The Company believes that the plaintiffs’ allegations are without merit and intends to vigorously defend itself and its officers and directors. The Company further believes that that likelihood of a material loss is remote.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve known and unknown risks and uncertainties, including statements regarding Red Hat’s strategy, financial performance, and revenue sources. These risks and uncertainties may cause Red Hat’s actual results to differ materially from any forward-looking statements. These risks and uncertainties include, without limitation, the risks detailed below and in Red Hat’s other filings with the Securities and Exchange Commission (the “SEC”), copies of which may be accessed through the SEC’s web site at http://www.sec.gov.

Three Months Ended November 30, 2001 and November 30, 2000

Total revenue

Total revenue decreased 26.4% to $21.5 million in the three months ended November 30, 2001 from $29.2 million in the three months ended November 30, 2000. Revenue from international operations totaled $5.5 million during the three months ended November 30, 2001 as compared to $4.6 million for the three months ended November 30, 2000.

Subscription revenue

Subscription revenue consists of enterprise subscription revenue and embedded subscription revenues. Subscription revenue decreased 17.8% to $10.9 million in the three months ended November 30, 2001 from $13.3 million in the three months ended November 30, 2000. This decrease was primarily due to a decrease in enterprise subscription revenue related to the timing of the release of Version 7.2 of Red Hat Linux in late September 2001, which limited product availability during the quarter ended November 30, 2001 to less than three months. As a percentage of total revenue, subscription revenue increased to 50.7% in the three months ended November 30, 2001 from 45.4% in the three months ended November 30, 2000.

Services revenue

Services revenue is primarily comprised of network consulting, embedded development services, and open source services revenues. Services revenue decreased 32.6% to $10.6 million in the three months ended November 30, 2001 from $15.7 million in the three months ended November 30, 2000. As a percentage of total revenue, services revenue decreased to 49.3% in the three months ended November 30, 2001 from 53.8% in the three months ended November 30, 2000. The decrease in services revenue in total and as a percentage of total revenue resulted primarily from a decrease in network consulting and embedded development services revenues partially offset by an increase in open source services revenues. The decrease in network consulting revenue is primarily related to the concentration of our selling efforts on higher margin strategic Unix to Linux migration projects. The decrease in embedded development services is primarily due to the continued weak performance of the semiconductor industry which has impacted research and development spending. The increase in open source services revenues is primarily due to revenues earned from relationships with the Global 2000 as a result of the increasing level of interest and adoption by large enterprises of Red Hat Linux as a computing platform.

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue consists of expenses we incur to manufacture, package and distribute our products and related documentation. These costs include expenses for physical media, literature and packaging, fulfillment and shipping, and labor related costs to provide technical support and maintenance. Also included are the cost of developing advertising on our web site and royalties we pay for licensing third-party applications included in our software products. Cost of subscription revenue decreased 40.1% to $2.2 million in the three months ended November 30, 2001 from $3.7 million in the three months ended November 30, 2000. As a percentage of subscription revenue, cost of subscription revenue decreased to 20.4% in the three months ended November 30, 2001 from 28.1% in the three months ended November 30, 2000. These decreases were directly related to a reduction in expenses incurred for physical media, literature, packaging and fulfillment, as well as efficiencies gained in providing technical support and maintenance of our products on-line and through global consolidation of our support and maintenance function.

Cost of services revenue

Cost of services revenue is primarily comprised of salaries and related costs--including non-cash, stock-based compensation charges--incurred for our personnel to deliver embedded development, network consulting and engineering, and open source services. Cost of services revenue decreased 31.9% to $6.3 million in the three months ended November 30, 2001 from $9.3 million in the three months ended November 30, 2000. This decrease was primarily due to the reduction of personnel to provide embedded development, network consulting and engineering, and the development of our open source services organization. As a percentage of services revenue, cost of services revenue increased to 59.7% in the three months ended November 30, 2001 from 59.1% in the three months ended November 30, 2000. This increase was primarily due to a decrease in the utilization rate of our network consulting and embedded development personnel during the three months ended November 30, 2001.

Gross Profit

Gross profit decreased 19.2% to $12.9 million in the three months ended November 30, 2001 from $16.0 million in the three months ended November 30, 2000. This decrease is primarily the result of the decrease in revenues and expenses as noted above. As a percentage of total revenue, gross profit increased to 60.2% in the three months ended November 30, 2001 from 54.8% in the three months ended November 30, 2000. This increase was primarily the result of our focus on operational efficiency, global consolidation of our technical support operations, and in selling more strategic, higher margin project offerings to major enterprise customers.

Operating expense

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs--including non-cash, stock-based compensation charges--for sales and marketing personnel, sales commissions, travel, public relations and marketing materials. Sales and marketing expense decreased 40.2% to $8.0 million in the three months ended November 30, 2001 from $13.4 million in the three months ended November 30, 2000. As a percentage of total revenue, sales and marketing expense decreased to 37.3% in the three months ended November 30, 2001 from 45.9% in the three months ended November 30, 2000. These decreases in sales and marketing expense were primarily due to a reduction in redundant marketing personnel and variable marketing costs. These personnel came from acquisitions completed in late fiscal 2001.

Research and development

Research and development expense consists primarily of personnel and related costs--including non-cash, stock-based compensation charges--for development of our software products and web site. Research and development expense decreased 25.5% to $3.7 million in the three months ended November 30, 2001 from $5.0 million in the three months ended November 30, 2000. As a percentage of total revenue, research and development expense increased to 17.3% in the three months ended November 30, 2001 from 17.1% in the three months ended November 30, 2000. The decrease in research and development expense resulted from decreased spending related to the development of our e-commerce and credit card verification solutions which were halted in August 2001 and a decrease in stock-based compensation expense related to amortization of deferred compensation associated with acquisitions made in late fiscal 2001.

General and administrative

General and administrative expense consists primarily of personnel and related costs--including non-cash, stock-based compensation charges--for general corporate functions, including finance, accounting, legal, human resources, facilities and information systems expenses and merger and acquisition costs. General and administrative expense decreased 47.5% to $3.9 million in the three months ended November 30, 2001 from $7.4 million in the three months ended November 30, 2000. This decrease resulted from:

  a decrease in payroll-related information systems expenses;
  a reduction in redundant general and administrative personnel resulting from acquisitions completed in fiscal 2001; and
  a decrease in stock-based compensation expense.

As a percentage of total revenue, general and administrative expense decreased to 18.0% in the three months ended November 30, 2001 from 25.3% in the three months ended November 30, 2000. We expect general and administrative expense, excluding merger and acquisition costs, to decrease as a percentage of revenue as our revenues increase.

Amortization of goodwill and intangibles

Amortization of goodwill and intangibles consists of the amortization of goodwill and other intangible assets. Goodwill, which represents the excess of acquisition cost over the net assets acquired in business combinations, is amortized over its estimated useful life, which is three years. Costs incurred for acquiring trademarks, copyrights and patents are capitalized and amortized using the straight-line method over their estimated useful lives, which range from three to five years. Amortization of goodwill and intangibles decreased 20.4% to $12.5 million in the three months ended November 30, 2001 from $15.7 million in the three months ended November 30, 2000. This decrease resulted from the write-off in August 2001 of goodwill associated with certain acquisitions completed prior to the three months ended November 30, 2000. Based on acquisitions completed as of November 30, 2001, amortization of goodwill and intangibles is expected to total $12.5 million in the fourth quarter of the fiscal year ended February 28, 2002. Beginning in the first quarter of fiscal 2003, goodwill will no longer be amortized but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives.

Restructuring charges

Restructuring charges consists of $1.9 million in severance and related expenses. Restructuring charges increased to $1.9 million in the three months ended November 30, 2001 from zero in the three months ended November 30, 2000. As a percentage of total revenue, restructuring charges increased to 9.1% in the three months ended November 30, 2001 from zero in the three months ended November 30, 2000. These restructuring costs were comprised of severance and related costs and were incurred primarily due to a sharpening of the Company’s focus on two primary areas, UNIX to Linux migration opportunities with major enterprise customers and delivering complete solutions for the embedded system market.

Other income (expense), net

Other income (expense), net consists of interest income earned on cash deposited in money market accounts and other short and long-term investments, net of interest expense incurred on capital leases and net foreign currency gains/losses. Other income (expense), net decreased 31.9% to income of $3.5 million in the three months ended November 30, 2001 from income of $5.2 million in the three months ended November 30, 2000. As a percentage of total revenue, other income (expense), net decreased to 16.4% in the three months ended November 30, 2001 from 17.7% in the three months ended November 30, 2000. These decreases resulted from reductions in short-term interest rates due to actions taken by the Federal Reserve Board during the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001 and lower average cash and investment balances in the three months ended November 30, 2001 as compared to the three months ended November 30, 2000 due primarily to the use of a portion of the proceeds from the sale of common stock in our initial and secondary public offerings in August 1999 and February 2000 to pay merger and acquisition and restructuring costs.

Nine Months Ended November 30, 2001 and November 30, 2000

Total revenue

Total revenue decreased 10.7% to $68.2 million in the nine months ended November 30, 2001 from $76.4 million in the nine months ended November 30, 2000. Revenue from international operations totaled $16.2 million during the nine months ended November 30, 2001 as compared to $11.2 million for the nine months ended November 30, 2000.

Subscription revenue

Subscription revenue decreased 4.4% to $32.2 million in the nine months ended November 30, 2001 from $33.7 million in the nine months ended November 30, 2000. This decrease was primarily due to a decrease in the number and scope of embedded subscription contracts in the nine months ended November 30, 2001 as compared to the nine months ended November 30, 2000, partially offset by an increase sales of Red Hat Linux subscriptions in the nine months ended November 30, 2001 as compared to the nine months ended November 30, 2000. As a percentage of total revenue, subscription revenue increased to 47.3% in the nine months ended November 30, 2001 from 44.1% in the nine months ended November 30, 2000. The increase in subscription revenue as a percentage of total revenue is primarily a result of services revenues decreasing at a faster rate than subscription revenues.

Services revenue

Services revenue decreased 14.2% to $36.0 million in the nine months ended November 30, 2001 from $41.9 million in the nine months ended November 30, 2000. As a percentage of total revenue, services revenue decreased to 52.7% in the nine months ended November 30, 2001 from 54.9% in the nine months ended November 30, 2000. The decrease in services revenue in total and as a percentage of total revenue resulted primarily from a decrease in network consulting and embedded development services revenues partially offset by an increase in open source services revenues. The decrease in network consulting revenue is related to the concentration of our selling efforts on higher margin strategic Unix to Linux migration projects . The decrease in embedded development services is primarily due to the continued weak performance of the semiconductor industry, which has impacted research and development spending. The increase in open source services revenues is primarily due to the increasing level of interest and adoption by the large enterprise of Red Hat Linux as a computing platform.

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue decreased 30.2% to $7.7 million in the nine months ended November 30, 2001 from $11.1 million in the nine months ended November 30, 2000. As a percentage of subscription revenue, cost of subscription revenue decreased to 24.0% in the nine months ended November 30, 2001 from 32.9% in the nine months ended November 30, 2000. These decreases were directly related to a reduction in expenses incurred for physical media, literature, packaging and fulfillment, as well as efficiencies gained in providing technical support and maintenance of our products on-line and through global consolidation of our support and maintenance function.

Cost of services revenue

Cost of services revenue decreased 21.0% to $19.9 million in the nine months ended November 30, 2001 from $25.2 million in the nine months ended November 30, 2000. This decrease was primarily due to the reduction of personnel to provide embedded development, network consulting and engineering, partially offset by the development of our open source services organization. As a percentage of services revenue, cost of services revenue decreased to 55.4% in the nine months ended November 30, 2001 from 60.1% in the nine months ended November 30, 2000. This decrease was primarily due to an increase in the utilization rate of our consulting and engineering personnel during the nine months ended November 30, 2001 due to the elimination of non-strategic consulting offerings and personnel.

Gross Profit

Gross profit increased 2.7% to $40.6 million in the nine months ended November 30, 2001 from $39.5 million in the nine months ended November 30, 2000. As a percentage of total revenue, gross profit increased to 59.5% in the nine months ended November 30, 2001 from 51.7% in the nine months ended November 30, 2000. These increases were primarily the result of our focus on operational efficiency and in selling more strategic, higher margin project offerings to major enterprise customers.

Operating expense

Sales and marketing

Sales and marketing expense decreased 24.7% to $28.0 million in the nine months ended November 30, 2001 from $37.2 million in the nine months ended November 30, 2000. As a percentage of total revenue, sales and marketing expense decreased to 41.1% in the nine months ended November 30, 2001 from 48.7% in the nine months ended November 30, 2000. These decreases in sales and marketing expense were primarily due to a reduction in redundant marketing personnel and variable costs. These personnel came from acquisitions completed in late fiscal 2001.

Research and development

Research and development expense increased 2.4% to $12.2 million in the nine months ended November 30, 2001 from $11.9 million in the nine months ended November 30, 2000. As a percentage of total revenue, research and development expense increased to 17.9% in the nine months ended November 30, 2001 from 15.6% in the nine months ended November 30, 2000. The increase in research and development expense resulted from increased spending related to the development of our database solution, costs incurred to complete the development of Version 7.2 of Red Hat Linux, and an increase in stock-based compensation expense related to amortization of deferred compensation associated with acquisitions made in late fiscal 2001.

General and administrative

General and administrative expense decreased 23.0% to $18.1 million in the nine months ended November 30, 2001 from $23.5 million in the nine months ended November 30, 2000. This decrease resulted from:

  a decrease in payroll-related information systems expenses;
  a reduction in redundant general and administrative personnel resulting from acquisitions completed in fiscal 2001; and
  a decrease in stock-based compensation expense.

As a percentage of total revenue, general and administrative expense decreased to 26.5% in the nine months ended November 30, 2001 from 30.7% in the nine months ended November 30, 2000. We expect general and administrative expense, excluding merger and acquisition costs, to decrease as a percentage of revenue as our revenues continue to increase.

Write-down of investments

Write-down of investments consists of the non-cash write-down of investments in non-marketable equity securities. Fair value for non-marketable equity securities is estimated based on prices recently paid for shares in that company, as well as changes in market conditions. The estimated fair values are not necessarily representative of the amounts that the Company could realize in a current transaction. Write-down of investments increased to $4.3 million in the nine months ended November 30, 2001 from zero in the nine months ended November 30, 2000. As a percentage of total revenue, write-down of investments increased to 6.2% in the nine months ended November 30, 2001 from zero in the nine months ended November 30, 2000.

Amortization of goodwill and intangibles

Amortization of goodwill and intangibles expense increased to $40.5 million in the nine months ended November 30, 2001 from $33.6 million in the nine months ended November 30, 2000. As a percentage of total revenue, amortization of goodwill and intangibles expense increased to 59.3% in the nine months ended November 30, 2001 from 44.0% in the nine months ended November 30, 2000. These increases were primarily due to acquisitions completed in the fiscal year ended February 28, 2001.

Restructuring charges

Restructuring charges consists of an impairment of $33.8 million in the carrying value of goodwill and intangibles related to acquisitions made in prior periods and $5.3 in severance and related expenses. Restructuring charges increased to $39.1 million in the nine months ended November 30, 2001 from zero in the nine months ended November 30, 2001. As a percentage of total revenue, restructuring charges increased to 57.4% in the nine months ended November 30, 2001 from zero in the nine months ended November 30, 2000. These restructuring costs were incurred primarily due to a sharpening of the Company’s focus on two primary areas, UNIX to Linux migration opportunities with major enterprise customers and delivering complete solutions for the embedded system market.

Other income (expense), net

Other income (expense), net decreased to income of $12.0 million in the nine months ended November 30, 2001 from income of $16.2 million in the nine months ended November 30, 2000. As a percentage of total revenue, other income (expense), net decreased to 17.6% in the nine months ended November 30, 2001 from 21.2% in the nine months ended November 30, 2000. These decreases resulted from reductions in short-term interest rates due to actions taken by the Federal Reserve Board during the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001 and lower average cash and investment balances in the nine months ended November 30, 2001 as compared to the nine months ended November 30, 2000 due primarily to the use of a portion of the proceeds from the sale of common stock in our initial and secondary public offerings in August 1999 and February 2000 to pay merger and acquisition and restructuring costs.

Liquidity and Capital Resources

We have historically derived a significant portion of our liquidity and operating capital from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and secondary public offerings, and cash flows from operations. At November 30, 2001, we had total cash and investments of $291.6 million, which is comprised of $54.8 million in cash and cash equivalents, $13.3 million of short-term, fixed-income investments and $223.5 million of long-term, fixed-income investments.

At November 30, 2001, cash and cash equivalents totaled $54.8 million, a decrease of $30.5 million as compared to February 28, 2001. The decrease in cash and cash equivalents resulted primarily from the purchase of long- and short-term fixed-income investments of $323 million, offset by sales and maturities of long- and short-term fixed-income investments of $303.9 million, cash used in operations of $6.3 million, and $5.3 million used to purchase equipment.

Cash used in operations of $6.3 million in the nine months ended November 30, 2001, include the net loss of $2.2 million, adjusted to exclude the impact of non-cash revenues and expenses, which totaled $95.7 million. Changes in working capital items that brought this use to $6.3 million include a $7.5 million decrease in accounts receivable, a decrease in accounts payable of $2.3 million, a decrease in accrued expenses of $6.6 and a decrease in deferred revenue of $2.4 million.

Cash used in operations includes $9.2 million representing costs incurred related to merger and acquisition activities. Excluding these costs, our recurring operations generated positive cash flow of $2.9 million during the nine months ended November 30, 2001. Cash flows from recurring operations is a non-GAAP measure and excludes costs incurred in connection with investigating potential acquisitions and costs incurred related to completed acquisitions. Non-GAAP information is not prepared in accordance with GAAP and is not intended to be superior to GAAP information.

Cash used in investing activities of $25.5 million for the nine months ended November 30, 2001 was comprised of the sale and maturities of fixed-income investments, net of purchases, of $19.2 million, purchases of property and equipment totaling $5.3 million and $1.0 million used in the acquisition of businesses.

Cash provided by financing activities of $1.9 million for the nine months ended November 30, 2001 was primarily comprised of $7.3 million in net borrowings under our Line of Credit and $2.4 million in proceeds from the exercise of stock options and warrants. The $7.3 million of net borrowings is comprised of $25.5 million in proceeds from borrowings, net of $18.2 million in repayments of notes payable, including the repayment of a $2.8 million note payable of Planning Technologies, Inc., which we acquired in January 2001 in a transaction accounted for as a pooling of interests. This was offset by $6.7 million used to purchase treasury stock in the quarter ended November 30, 2001, and $.9 million used in the issuance of notes receivable.

In August 2001, we entered into a $10.0 million line of credit with a financial institution. This line of credit is secured by certain of our fixed-income investments. The line bears interest at monthly LIBOR plus 1%. This line is available to the Company for up to 12 months and is to be used to provide additional working capital liquidity. At November 30, 2001, $10.0 million was outstanding under the line of credit.

Factors Affecting Future Results

There are numerous factors that affect the Company’s future results. For a discussion of these and other factors affecting the Company’s business, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Future Results” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001.

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The primary objective of Red Hat’s investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio of cash equivalents, short-term and long-term investments in a variety of fixed-income securities, including both government and corporate obligations and money market funds.

Red Hat did not hold derivative financial instruments as of November 30, 2001, and has not held such investments in the past.

Foreign Currency Risk

Approximately 24.0% of the Company’s revenues for the nine months ended November 30, 2001 were generated by sales outside the United States. The Company is exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and is subject to transaction gains and losses, which are recorded as a component in determining net income. Additionally, the assets and liabilities of the Company’s non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Unrealized translation gains and losses will be included as an adjustment to stockholders’ equity

PART II – OTHER INFORMATION

ITEM 5: OTHER INFORMATION

On September 17, 2001, the Board of Directors authorized a stock repurchase program covering up to the lesser of 10% of Red Hat’s outstanding common shares or $10.0 million. The timing and amount of shares actually repurchased during the 12 month duration of the program will be determined by management’s discretion and will depend on market conditions. During the three months ended November 30, 2001, the Company purchased 1,937,900 shares of its common stock at a total cost of $6.7 million.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 14, 2001	RED HAT, INC.

By: /s/ MATTHEW J. SZULIK

Matthew J. Szulik President and Chief Executive Officer (Officer on behalf of the Registrant)

By: /s/ KEVIN B. THOMPSON

Kevin B. Thompson Chief Financial Officer (Principal Financial Officer)