Form 10-K
period 2002-02-28
RED HAT INC
filed 2002-05-29
CIK 1087423

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to            .

Commission File Number: 0-26281

RED HAT, INC.
(Exact name of registrant as specified in its charter)
Delaware	06-1364380
(State of Incorporation)	(I.R.S. Employer Identification No.)

1801 Varsity Drive,
Raleigh, North Carolina 27606
(Address of principal executive offices, including Zip Code)

(919) 754-3700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 2002 was approximately $622,973,186, based on the closing price of $5.70 for our common stock as reported by The Nasdaq National Market on March 28, 2002. For purposes of this computation, shares held by directors, executive officers and greater than 10% stockholders have been excluded. Such exclusion is not intended, nor shall it be deemed, an admission that such persons are affiliates of the registrant. There were 169,931,335 shares of common stock outstanding as of May 1, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended February 28, 2002. Portions of such Proxy Statement are incorporated by reference in Part III hereof.

PART I

Item 1.    Business

General

We are the recognized global technology and brand leader in providing open source solutions for the information technology infrastructure of the Global 2000. We deliver a single open source operating platform from the mainframe to the server to the embedded device. We apply our technology leadership to create our open source operating platform, Red Hat Advanced Server and related open source solutions that meet the functionality requirements and performance demands of the large enterprise and those third party software applications or products that are critical to the large enterprise, such as the Oracle Database. In April 2002, we launched the first in a line of technology solutions for large enterprise customers, Red Hat Advanced Server. Red Hat Advanced Server was available for shipment in May 2002. Red Hat Advanced Server, and the enterprise technology offerings that will follow it, reflect our commitment to provide an enterprise-class infrastructure platform based on open source technology. We are the only Linux company to gain widespread ISV support from the top software vendors large enterprises already use, like: Alias/Wavefront, BMC, Borland, CheckPoint, Computer Associates, IBM (WebSphere, DB2, Lotus, Tivoli), Legato, Novell, Oracle (Oracle 9i Database, Oracle 9i Application Server, Oracle E-Business Suite), Rogue Wave, Softimage, Synopsys, Tibco, and VERITAS. We have developed a complete set of engineering, consulting, and managed services offerings to enable large enterprise customers to capture the significant cost, performance and scalability benefits of our open source enterprise solutions. We persist in our core belief that the collaborative open source development model is the most effective method to create and deliver high quality software to enterprise customers. We believe that the adoption of open source is a revolution in the computing industry and that our leadership position in open source will make Red Hat one of the defining technology companies of the 21st century.

Except as otherwise indicated, all references in this report to “we”, “us”, “our”, the “Company”, the “registrant”, or “Red Hat” means Red Hat, Inc. and its subsidiaries.

Industry Background

Growth of open source software

The Internet has accelerated the development of open source software. Open source software has its origins in the academic and research environments and is based on an open, collaborative approach to the development and distribution of software, whereby multiple groups of developers collaborate on specific projects from remote locations around the globe. Developers can write code alone or in groups, make their code available over the Internet, give and receive comments on other developers’ code and modify it accordingly. The growth of the Internet has greatly increased the scale and efficiency of open source development through the availability of collaborative technologies such as e-mail lists, news groups and web sites. These technologies have enabled increasingly large communities of independent developers to collaborate on more complex open source projects.

Open source software has emerged as a viable alternative to traditional proprietary software. Under the proprietary model of software development, a software developer generally licenses to the user only the object, or binary code. Binary code consists of the 1’s and 0’s that only computers understand. By contrast, under the open source development model, the software developer provides the user with access to both the binary code and the source code. Source code is the language used by the developers. As compared to the proprietary model, the open source model:

•	allows a company’s in-house development team to collaborate with a global community of independent developers;

•	provides the user access to both binary and source code, and the rights to copy, modify, alter and redistribute the software; and

•	permits the user ongoing access to improvements made to the software by others.

We believe open source software offers many potential benefits for software customers, users and vendors. Customers and users are able to install the software on as many computing devices as they wish and customize the software to suit their particular needs. Vendors are able to leverage the community of open source developers, allowing them to reduce development costs and decrease their time to market.

Just as the open source model has benefited from the success of the Internet, it has also greatly contributed to the Internet’s success. Open source software comprises much of the Internet’s infrastructure, from domain name server software to web servers and e-mail router software. Open source software is particularly well-suited to the Internet. With access to the source code, system administrators and developers can collaborate to debug, fix and optimally configure their software on a real-time basis. This enables them to improve performance and keep data flowing continually across the Internet, minimizing the disruptions and downtime common with proprietary software.

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

Some of the benefits enjoyed by users of Linux-based operating systems include:

•	reduced licensing costs;

•	flexibility resulting from access to and legal right to modify source code;

•	stability and high performance;

•	improved security;

•	comprehensive Internet support;

•	compliance with standards; and

•	multi-platform capability.

Since 1991, the use of Linux-based operating systems has grown rapidly. According to International Data Corporation, (“IDC”), only two operating systems have shown growth in net new shipments over the last two years, Linux and Microsoft NT. Linux revenue shipments of client and server operating systems in 2001 grew by 56.7% over 2000 levels, to more than 5.4 million licenses.

Open source opportunities beyond enterprise servers

The Linux operating system is capable of running the smallest device to the mainframe computer. This provides the large enterprise with the opportunity to standardize on one operating system platform.

Challenges to the widespread adoption of open source by the large enterprise

Despite a strong initial market acceptance of Linux-based operating systems by the large enterprise and other open source products, there exists a number of obstacles to widespread adoption within the enterprise, including:

•	the relative scarcity of third party enterprise applications supporting Linux-based operating systems; and

•	limited number of well-financed, viable open source industry participants.

•	Competition from well established industry participants.

The Red Hat Solution

To address the challenges facing the open source software market, our products and services offer the following features and benefits:

Superior product offerings

We engineer what we believe to be the most technically advanced open source operating system for the large enterprise, Red Hat Advanced Server. Red Hat Advanced Server is based on the Red Hat Linux operating system. Red Hat Linux is comprised of more than 700 separate software packages, including compilers and web servers, e-mail servers, file transfer protocol servers and file servers. In April 2002, we launched Red Hat Advanced Server, the first solution in a line of solutions aimed at meeting the functionality and performance demands of the large enterprise and the third party software applications upon which these enterprise customers rely. We are the only Linux company to gain widespread ISV support from the top software vendors large enterprises already use, like: Alias/Wavefront, BMC, Borland, CheckPoint, Computer Associates, IBM (WebSphere, DB2, Lotus, Tivoli), Legato, Novell, Oracle (Oracle 9i Database, Oracle 9i Application Server, Oracle E-Business Suite), Rogue Wave, Softimage, Synopsys, Tibco, and VERITAS. Red Hat Linux is:

•	flexible and scalable—capable of running the entire network of a large business enterprise or a single device;

•	functional—able to handle discrete or multiple applications accessed by multiple users;

•	adaptable—allowing the user to modify the software to meet particular needs and requirements; and

•	reliable—constantly monitored and fine-tuned by thousands of developers worldwide.

Red Hat Network, the first of Red Hat’s Managed Services offerings, improves the system reliability and security of your Red Hat Advanced Server and Red Hat Linux systems while increasing system administrator productivity to reduce the overall cost of managing your Red Hat Advanced Server and Red Hat Linux infrastructure. Red Hat Network brings together the tools, services, and information you need to maximize the reliability and security of your enterprise systems. With Red Hat Network, a single administrator can set up and maintain hundreds or thousands of Red Hat Advanced Server and Red Hat Linux systems more easily than maintaining a single system without Red Hat Network. With options such as Proxy Server and Satellite Server, Red Hat Network is the answer for systems management in the enterprise from outside or inside the corporate firewall.

We also engineer superior software development tools. Our GNUPro software development tools are based on the leading open source GNU standards and feature a compiler, debugger, various additional libraries and utilities, including advanced source code browsing and editing technology. We believe that Red Hat has been responsible for over 75% of the changes in GNU compiler source code over the past three years. We make regular, supported releases of our GNUPro software across a broad range of computing platforms that support all significant operating system environments.

Comprehensive open source solutions

Our market leadership in open source operating systems, databases, development tools and managed services of these open source technologies enables us to deliver end-to-end solutions for software developers and enterprise customers, from mainframe computers to servers to mobile computing devices. We employ many of the top contributors to the development and maintenance of the Linux kernel and GNU tools. With this expertise, we are better able to encourage software developers to rapidly develop applications across a broad range of computing platforms and port these applications for use on the Red Hat Advanced Server operating system. We are also positioned to work with enterprise customers and are expanding the adoption of open source solutions within these companies.

Extensive professional services

We offer a broad range of professional services relating to the development, deployment, and use of Red Hat solutions. These services include technical support and maintenance, developer support, consulting, training and education and hardware certification. We provide our customers and the open source community with a respected and reliable technology partner, one that is available to help with the purchase, deployment, customization and maintenance of our open source solutions. We provide engineering services and developer support to microprocessor and mobile computing device manufacturing partners to ensure that our development tools provide functionality and flexibility that we believe are unmatched by any proprietary tools vendor. We believe that providing these services and establishing ourselves as our customers’ technology development, deployment and management partner will allow us to facilitate the widespread adoption of Red Hat Advanced Server and Red Hat Linux and other open source solutions as full scale enterprise solutions. Through the consulting team we developed during fiscal 2002, we are now able to provide an end-to-end solution from initial assessment of the opportunities and benefits of deployment of Red Hat Advanced Server by the Enterprise to the services to assist in the deployment of open source solutions, migration of customer applications to run on Red Hat Advanced Server and support and management of these solutions.

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

Commitment to the open source model

Red Hat has fully embraced the open source model in its technology solutions and services. Whereas some of our competitors have incorporated certain aspects of this model into their businesses while retaining various features of the proprietary model, our product offerings are true open source offerings. We share our improvements to the Linux kernel and other open source products with the development community. In this way, we benefit independent developers by making our products more useful for them in their own development projects.

Strategic relationships

In an effort to increase the market acceptance of open source software in general, and the Red Hat Advanced Server enterprise operating system and other open source solutions that we develop in particular, we have established development, marketing or distribution relationships with leading technology companies, including Dell, Hewlett-Packard, IBM, Intel, Oracle, and SAP. Further, we are partnering with many of the world’s leading microprocessor companies and device manufacturers to provide open source software technologies on the latest computing platforms. By establishing and maintaining these relationships, we are able to increase market awareness of open source software, gather industry support for our products and penetrate new markets.

Business Strategy

Our objective is to enhance our position as the worldwide leader in development and distribution of open source solutions by becoming the recognized leader in providing enterprise-class open source solutions, such as Red Hat Advanced Server, to the Global 2000. In addition, we are focused on becoming the preferred choice of the Global 2000 for assistance in deployment of open source solutions. The key elements of our strategy are:

Adoption of Red Hat Advanced Server by the large enterprise

Although the past year has seen a substantial increase in the market acceptance of the Red Hat Linux operating system by the large enterprise, we intend to promote further acceptance of Red Hat solutions through a variety of means, including developing a line of enterprise-class open source solutions, continuing to strengthen our existing alliances with other information technology companies, establishing new alliances, sharing our development efforts with third-party developers and gaining the support of the leading software application providers, such as Oracle, Veritas, IBM and BMC, to the Global 2000 for our new enterprise computing platform, Red Hat Advanced Server. The strength of these relationships is crucial to the continued expansion of the open source community, the technical advancement and widespread distribution of our open source enterprise solutions and the development of third-party applications suitable for Linux-based operating systems.

By aligning ourselves with companies widely regarded as producing high quality and highly reliable software developed under the traditional software development model, we expect to bridge the gap between the open source community and those customers who may still be somewhat skeptical or unaware of the benefits of open source software.

With our broad selection of open source products and our comprehensive array of professional services, we believe that we are uniquely positioned to effectively penetrate the Global 2000 market, expand our presence and increase the acceptance and deployment of Red Hat open source solutions within it.

Continue to pursue strategic acquisitions and alliances

We intend to continue to pursue a selective acquisition strategy as opportunities arise to complement and expand our managed services offerings, add additional infrastructure solutions to our suite of offerings and extend our service capabilities. We also intend to create strategic alliances where it is beneficial to our business model.

Continue our penetration and market share in international markets

We have operations in Europe, Korea, Japan, and Australia, and we are continuing to expand worldwide. We offer Red Hat Advanced Server and Red Hat Linux in English, French, German, Italian, and Japanese, and plan to introduce it in other languages in the future. We expect that our international operations will remain an integral part of our business and that we will expand into new countries such as China and Brazil.

Continue to invest in the development of open source technology

We intend to continue to invest significant resources in the development of new open source technology, capitalizing on our extensive experience working within the open source model. We expect this continued investment to take the form of increased expenditures on internal development efforts, as well as, continued funding of third-party open source projects. We also plan to continue our financial support of the development efforts of many of the top-tier engineers in the open source community. This support will be directed towards an array of projects, ranging from:

•	the expansion of our managed services offerings;

•	the design of new networking and scalability features, which are expected to make Red Hat Advanced Server more attractive as an enterprise-class operating platform; and

•
sponsoring the Open Source Now, an educational initiative which promotes open source projects and ideals within our primary education system. We expect that, through our continued efforts, we will be able not only to foster the advancement of open source technology, but also to enhance our relationship with the open source community and our nation’s school systems.

Products and Services

Our product offerings include Red Hat Advanced Server, Red Hat Linux and related tools, open source software applications, documentation, manuals, and general merchandise. Our professional service offerings, principally directed toward our large enterprise customers and strategic partners, include technical support and maintenance, custom development, consulting, training and education, developer support and hardware certification.

Our software products come with a limited services subscription. Users are entitled to access to Red Hat Network Internet-based systems management service, in addition to various levels of Web-based or telephone-based support.

Red Hat Advanced Server, Red Hat Linux and open source solutions

Red Hat Advanced Server and Red Hat Linux power a range of devices spanning from the mainframe to enterprise servers to handhelds, set top boxes and desktops.

Enterprise Platform

Advanced Server.    In April 2002, we launched Red Hat Advanced Server, the first in our new enterprise product line. Red Hat Advanced Server is the first Linux platform designed for the enterprise. It delivers high performance for mission-critical enterprise application workloads, and features increased levels of reliability, availability, scalability and manageability. Advanced Server is sold as an annual subscription with varying levels of services, including an annual subscription to Red Hat Network Enterprise Service.

In addition, Red Hat supports the enterprise mainframe with Red Hat Advanced Server for the S/390 and the entire IBM e-business mainframe hardware platform line.

Consumer Platform

Red Hat’s consumer line of products consists of Red Hat Linux 7.3 Personal and Red Hat Linux 7.3 Professional.

•
Red Hat Linux 7.3 Personal—Ideal for the individual user, Red Hat Linux 7.3 contains components to enhance personal productivity. A 30-day subscription is included for Web-based support and Red Hat Network Basic Service. A CD featuring 3rd party personal productivity and basic documentation complete this product offering.

•
Red Hat Linux 7.3 Professional—Designed for small businesses and developers. Web and telephone-based support subscriptions for 60 days and Red Hat Network Basic Service for 90 days are included. Extensive documentation simplifies the installation and setup of small networks.

Stronghold Enterprise.    Stronghold Enterprise is a highly secure Apache web server for Red Hat Linux and other operating systems. Stronghold complements Red Hat Content Accelerator, formerly known as TUX, which is built into the operating system kernel and improves speed and performance.

Red Hat Managed Services.    Red Hat Network is the first managed service offering from Red Hat. Red Hat Network is an Internet-based service designed to improve the reliability and security of Red Hat Linux systems while increasing system administrator productivity to reduce the overall cost of managing a Red Hat Advanced Server or Red Hat Linux infrastructure.

We have also announced additional Red Hat Network services:

•	Proxy Server—Caches software packages for distribution across a local network while maintaining a single, secure connection to Red Hat Network.

•	Satellite Server—Replicates Red Hat Network functionality while isolating all transactions and system information to your local area network.

Software for special-purpose client and server devices

Red Hat’s product solution offers a common platform for developing, deploying, and managing open source software across Internet infrastructures and devices that connect to the Internet, ranging from small embedded devices to highly available clusters. Red Hat has experience in providing runtime solutions for residential gateways, information appliances, set top boxes and more.

GNUPro Tools.    GNUPro is a commercial grade tool suite based on the GNU standard. This tool suite is built on a standard reference base and delivered with pre-configured binaries. GNUPro features a graphical interface, compiler, debugger, linker, loader, and utilities, and can be purchased with various levels of support packages.

Red Hat Embedded Linux.    Red Hat Embedded Linux operating system is ideally suited for Internet appliances, residential gateways, information appliances, set top boxes and other devices not requiring real-time.

RedBoot.    RedBoot is a firmware solution designed to aid in the development and management of embedded devices. It’s used by OEMs to support application development on both commercial development boards and their own hardware.

Professional Services

Our services are designed to help individuals and enterprises derive the full value of Red Hat Linux and open source technology.

Global Professional Services

Red Hat’s strategy is to provide comprehensive solutions to assist customers at every phase of the infrastructure life cycle, from analysis and design of use of Red Hat open source solutions to development and deployment. We also offer services in areas such as migration to Linux from Unix and integration of disparate operating environments, high-performance computing, and high-availability clustering.

Global Support Services

Red Hat staffs a global, 24x7 technical support organization with more than 15 locations worldwide providing system administrator and developer support in seven languages. We also maintain relationships with several third-party support providers in order to enhance and expand our technical support and maintenance capabilities.

Global Learning Services

Red Hat Global Learning services provides comprehensive Linux training for UNIX system administrators. The flagship of our training program is RHCE (Red Hat Certified Engineer) certification which has been ranked as the number one technical training certification by Certification Magazine in December 2001. The GLS curriculum includes courseware on security, developer skills, embedded development skills, and much more. We offer open enrollment in more than 60 cities worldwide, and the majority of curriculums can also be delivered via E-learning or a customized on-site course. We also provide training onsite to a number of Global 2000 companies, such as Dell, AOL/Time Warner, Cisco and others.

Sales, Marketing and Distribution

Software Solutions

We sell our solutions worldwide through direct sales, inside sales, telesales campaigns and our web site, and indirectly through distributors, value-added resellers, retailers, catalogs and original equipment manufacturers, such as Dell, IBM, HP/Compaq and others. Our sales force is dedicated to increasing worldwide sales through our retail, distribution and original equipment manufacturer channels. We have recently begun to focus our sales efforts more aggressively on the Global 2000 business enterprise market.

Our agreements with our distributors typically are not exclusive, have no stated minimum purchase or license obligations and may be terminated by either party without cause. We believe that in the event of the termination of our relationship with one or more of our indirect channel partners, we could enter into replacement agreements with new partners.

We permit original equipment manufacturers to distribute Red Hat Advanced Server and Red Hat Linux with their own hardware in exchange for payments to us on a per server sold basis. We currently have original equipment manufacturer agreements in place with Dell, HP/Compaq, IBM, Motorola and others. We receive payments under these agreements, which range from $40 to $1,500 per server sold by these original equipment manufacturers, based on product shipped with the server (Red Hat Advanced Server or Red Hat Linux) and the level of customer support requested by the purchaser. These agreements are not exclusive, have no stated minimum purchase or license obligations, and generally may not be terminated prior to the expiration of their terms.

Services

We sell our service offerings worldwide directly to individuals and companies through our sales force, direct sales, telesales and our web site, and indirectly through joint marketing alliances with companies such as Dell, HP/Compaq, IBM and Intel and Motorola. Our direct sales force concentrates primarily on selling custom development, network consulting, e-commerce implementation and technical support and maintenance contracts to our enterprise customers worldwide.

We have established joint marketing relationships with a number of leading technology companies including Dell, HP/Compaq, IBM, Intel and Motorola. These agreements generally have one- or two-year terms and may be terminated prior to the expiration of their terms by either party with prior notice.

Our direct sales efforts support our sales and distribution efforts through participation in industry trade shows, targeted advertising, channel sales programs, public relations campaigns, retail promotions, customer surveys and the promotion of our products through our web site. In addition, we offer our software products for free download from redhat.com and other Internet sites worldwide.

Competition

In the market for operating systems, we compete with a limited number of large and well-established companies that have significantly greater financial resources, larger development staffs and more extensive marketing and distribution capabilities. These competitors include Microsoft, Novell, IBM, Sun Microsystems and The Santa Cruz Operation, all of which offer hardware–independent, multi-user operating systems for Intel platforms, and AT&T, HP/Compaq, Olivetti and Unisys, each of which, together with IBM and Sun Microsystems, offers its own version of the UNIX operating system. Many of these competitors bundle competitive operating systems with their own hardware offerings, thereby making it more difficult for us to penetrate their customer bases.

We face competition in the market for software development tools and operating systems for special–purpose computing. Our main competitors in this market include Wind River Systems, Microsoft, MontaVista Software, Green Hills Software, and the Metrowerks subsidiary of Motorola. Certain of these companies are well established and have greater financial resources and larger direct sales staffs than we do. Some of these companies currently produce or use open source software as part of their product offerings.

With the development of our open source services offerings, we now face competition in the market for providing consulting services related to the deployment of open source technologies, including Red Hat Advanced Server and Red Hat Linux operating systems. Our competitors in the market include IBM Global Services, as well as other small infrastructure consulting companies.

The open source solutions market is not characterized by the traditional barriers to entry that are found in most other markets, due to the nature of our products. For example, anyone can copy, modify and redistribute Red Hat Linux and most of our other open source products themselves, however, they are not permitted to refer to these products as “Red Hat” solutions unless they purchase such solutions from us. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

We believe that the major factors affecting the competitive landscape for our products include:

•	name and reputation of vendor;

•	product performance, reliability, functionality and price;

•	Global 2000 reference accounts;

•	strength of relationships in the open source community;

•	availability of third party enterprise infrastructure applications which run on the platform;

•	ease of use;

•	networking capability;

•	breadth of hardware compatibility;

•	quality of support and customer services;

•	distribution strength; and

•	alliances with industry partners.

Although we believe that we compete favorably with many of our competitors in a number of respects, including product performance, functionality and price, networking capability, and breadth of hardware compatibility, we believe that many of our competitors have superior distribution capabilities and offer more extensive support services than we currently do. In addition, there are significantly more enterprise infrastructure applications available for competing operating systems, such as Windows NT and UNIX, than there are for Linux-based operating systems. An integral part of our strategy in the near future, however, is to address these shortcomings by, among other things, strengthening our existing strategic relationships and entering into new ones in an effort to expand our distribution capabilities, continuing to expand into the special-purpose computing device market and attracting more attention to the open source movement, which in turn should create additional incentives for software developers to write more applications for Red Hat Linux.

Software Engineering and Development

We have invested, and intend to continue to invest, significant resources in product and technology development. We focus and modify our product development efforts based on the needs of users and changes in the marketplace. We are currently focusing our development efforts on improving or adding functionality to Red Hat Advanced Server which is needed by the Global 2000 and the leading third party applications upon which the Global 2000 are dependent. Our software engineers collaborate with open source software development teams working across the Internet. This involvement enables us to remain abreast of and lead technical advances, plans for development of new features and timing of releases, as well as other information related to the development of the Linux kernel and other open source projects.

Our software engineers have contributed to the development and maintenance of some of the most important components of the Red Hat Linux operating system, including the installation program and the package management program. The installation program provides users with a single method to install the hundreds of separate software programs that are included with Red Hat Linux so that from the user’s perspective, the hundreds of programs appear as one. This simplified process sharply reduces the time and effort required to install a Linux-based operating system, as compared to the alternative of gathering the hundreds of programs one by one via the Internet. The installation program provides default settings for the user depending upon whether the user wishes to use Red Hat Linux as a server operating system or as a workstation operating system. The installation also provides advanced users with the ability to customize the programs that are installed, allowing for significant flexibility and control over the operating system. The installation also automatically detects the type of hardware that comprises the user’s computer, in order to ensure that all programs necessary for Red Hat Advanced Server and Red Hat Linux to work on the hardware are properly installed.

Our software development engineers perform extensive testing of Red Hat Advanced Server, Red Hat Linux, Stronghold Apache, Red Hat Database and other Red Hat technologies to ensure that they are properly assembled and work as a coherent whole from the user’s perspective. We use industry standard methods of quality assurance testing to ensure that Red Hat Linux, Stronghold Apache, Red Hat Database and other Red Hat technologies are solidly engineered and ready for use by our customers when shipped. We also operate an extensive beta testing program for Red Hat Linux, Stronghold Apache, Red Hat Database and other Red Hat technologies. Under this program, we post a beta or test version of the operating system on the Internet. Developers and users around the world then suggest improvements and identify bugs. Each suggestion is circulated over the Internet in an attempt to encourage others to assist in the programming of a solution. In this way, Red Hat Linux, Stronghold Apache, Red Hat Database and other Red Hat technologies users are treated as co-developers. Bug fixes and enhancements are tested by other users and our engineers, and when corrected, added to the next release. When the beta version is viewed as stable and complete, it becomes the next production version, and a new beta cycle begins.

Intellectual Property

Red Hat Linux, Stronghold Apache, Red Hat Database and other Red Hat technologies and our other open source products have been developed and made available for licensing under the GNU General Public License and similar licenses. These licenses generally permit anyone to copy, modify and distribute the software, subject only to the restriction that any resulting or derivative work is made available to the public under the same terms. Therefore, although we retain the copyrights to the code that we develop ourselves, due to the open source nature of our software products and the licenses under which we develop and distribute them, our most valuable intellectual property is our collection of trademarks. We rely primarily on a combination of trademarks and copyrights to protect our intellectual property. We also enter into confidentiality and nondisclosure agreements with our employees and consultants, and generally control access to and distribution of our documentation and other proprietary information.

We pursue registration of some of our trademarks in the United States and in other countries. We have registered the trademark “Red Hat” and the Red Hat “Shadowman” logo in the United States, Canada, China, Hong Kong, Japan, Mexico, New Zealand, Korea, Taiwan, Australia, the European Union, and numerous other European and South American countries and have registrations pending in many other countries. Other trademarks we have registered or have registrations pending in the United States include Red Hat Certified Engineer, RHCE, GNUPro, RPM, Wide Open, Always Open, Red Hat Ready and the Red Hat Ready logo.

Despite our efforts to protect our trademark rights, unauthorized third parties have in the past attempted and in the future may attempt to misappropriate our trademark rights. We cannot be certain that we will succeed in preventing the continued misappropriation of our tradename and trademarks in these circumstances or that we will be able to prevent this type of unauthorized use in the future. The laws of some foreign countries do not protect our trademark rights to the same extent as do the laws of the United States. In addition, policing unauthorized use of our trademark rights is difficult, expensive and time consuming, however, we maintain a vigorous enforcement program. The loss of any material trademark or tradename could have a material adverse effect on our business, operating results and financial condition.

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

Employees

As of March 31, 2002, we had a total of 634 employees. From time to time we also employ independent contractors to support our professional services, product development, sales, marketing and business development organizations. Our employees are not represented by any labor union and are not organized under a collective bargaining agreement, and we have never experienced a work stoppage. We believe our relations with our employees are good.

Item 2.    Properties

Our headquarters are currently located in a leased facility in Raleigh, North Carolina, which consists of approximately 120,000 square feet. In January 2002, we assumed this lease from an unrelated third party. The lease, which has an original term of 20 years, will expire on June 10, 2020. The annual rental expense under this lease is approximately $1.4 million.

We also lease offices in Sunnyvale, California; Oakland, California; Westford, Massachusetts; Atlanta, Georgia; Seattle, Washington; Reston, Virginia; Huntsville, Alabama; Tokyo, Japan; and several offices throughout Europe and Australia. We believe that our properties have been satisfactorily maintained, are in good condition and are suitable for our operations.

Item 3.    Legal Proceedings

Commencing on or about March 29, 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. There are approximately 1000 of these purported securities class actions against approximately 310 issuers, including the approximately twelve complaints against Red Hat. On August 8, 2001, Chief Judge Mukasey of the federal district court for the Southern District of New York issued an order that transferred all of the so-called IPO allocation actions, including the complaints involving the Company, to Judge Scheindlin for coordinated pre-trial proceedings. The court has consolidated the actions by issuer, and the Red Hat actions have been consolidated into a single action double captioned as In re Initial Public Offering Sec. Litig., 21 MC 92 (S.D.N.Y.) and In re Red Hat, Inc. initial Public Offering Sec. Litig., 01 Civ. 2712 (S.D.N.Y.). The court has appointed Saul Kassin as lead plaintiff in the Red Hat action. The defendants consist of the underwriter defendants, including Goldman Sachs, JP Morgan, Credit Suisse and Merrill Lynch, and the issuer defendants, including the Company, Robert F. Young, Matthew J. Szulik, Marc Ewing, Manoj K. George, Frank Batten and David G. Schummanfang, all present or former officers or directors of the Company. The plaintiffs contend that the defendants violated federal securities laws by filing registration statements and distributing prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. No discovery has occurred to date, and no dispositive motions have been filed. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages. The Company believes these complaints are without merit and will defend itself vigorously in this matter. No assurance can be given, however, that this matter will be resolved in the Company’s favor.

In addition to the litigation described above, we experience other routine litigation in the normal course of our business. We believe none of this litigation will have a material adverse impact on our consolidated financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company’s stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2002.

PART II

Item 5.    Market For Registrant’s Common Equity And Related Stockholder Matters

Market Information

The Company’s common stock is traded on The Nasdaq National Market under the symbol “RHAT”. The chart below sets forth the high and low bid information for the quarters of the fiscal years ended February 28, 2002 and February 28, 2001 in which the Company was publicly traded.

	FY 2002		FY 2001
Quarter	High	Low	High	Low
First	$6.78	$4.28	$75.81	$15.75
Second	$5.55	$3.40	$34.19	$17.94
Third	$7.98	$3.02	$27.19	$6.25
Fourth	$9.00	$5.89	$9.34	$5.13

Holders

As of April 30, 2002 the Company estimates there were 155,000 registered stockholders of record of the Company’s common stock.

Dividends

The Company has never declared or paid any cash dividends on its common stock. In February 2001, the Company completed the acquisition of Planning Technologies, Inc. (“PTI”), which was accounted for as a pooling of interests. Prior to its acquisition by Red Hat, PTI paid dividends of $3.9 million to its shareholders in connection with the acquisition of a division of another company. The Company anticipates that all of its earnings will be retained for the operation and expansion of the Company’s business and does not anticipate paying any cash dividends in the foreseeable future.

Item 6.    Selected Financial Data

The following selected financial data is derived from the Consolidated Financial Statements of the Company and should be read in conjunction with the Consolidated Financial Statements, related notes, and other financial information included herein.

	Year Ended
	(in thousands, except per share data)
	February 28, 2002	February 28, 2001	February 29, 2000	February 28, 1999	February 28, 1998
SELECTED STATEMENT OF OPERATIONS DATA
Subscription and services revenue:
Subscription:
Enterprise	$36,788	$36,864	$15,229	$10,013	$5,155
Embedded	5,512	8,634	10,123	12,090	8,045

Total subscription revenue	42,300	45,498	25,352	22,103	13,200
Services:
Open source services	24,354	16,002	3,879	10,152	9,443
Embedded development services	12,256	19,332	13,196	777	—

Total services revenue	36,610	35,334	17,075	10,929	9,443

Total subscription and services revenue	78,910	80,832	42,427	33,032	22,643

Hardware resale revenue	—	777	11,954	25,601	34,550
Gross profit	50,395	45,687	19,590	20,316	14,195
Loss from operations	(135,049)	(95,178)	(43,913)	(5,105)	(3,116)
Loss from discontinued operations	(10,355)	(12,303)	(2,584)	(600)	(772)
Loss on disposal of discontinued operations	(10,347)	—	—	—	—
Net loss	(140,216)	(86,715)	(42,427)	(6,388)	(3,378)
Earnings Per Share Data Basic and Diluted:
Net income (loss) from continuing operations	(0.71)	(0.45)	(0.39)	(0.10)	(0.06)
Discontinued operations:
Loss from discontinued operations	(0.06)	(0.08)	(0.02)	(0.01)	(0.02)
Loss on disposal of discontinued operations	(0.06)	(0.00)	(0.00)	(0.00)	(0.00)

Net loss	(0.83)	(0.53)	(0.41)	(0.11)	(0.08)
Weighted average shares outstanding (a)	169,451	164,659	102,465	49,578	48,948
BALANCE SHEET DATA
Total cash and investments in debt securities (short and long term)	$286,977	$302,681	$349,497	$21,985	$7,818
Working capital	81,594	138,990	257,365	14,521	1,737
Total assets	369,865	505,251	434,861	39,158	23,498
Capital lease obligations, net of current maturities	1,563	277	231	1,399	370
Mandatorily redeemable preferred stock	—	—	—	18,359	8,235
Stockholders’ equity (deficit)	327,549	464,283	401,167	(166)	(2,916)

(a)
All share and per share information has been retroactively restated to reflect the two-for-one splits of common stock on each of August 11, 1999 and January 7, 2000 and the acquisitions of Cygnus Solutions and Planning Technologies, Inc. using the pooling of interests method of accounting on January 7, 2000 and February 23, 2001, respectively. See NOTE 15 of Notes to Consolidated Financial Statements.

Item 7.    Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-looking statements in this Annual Report on Form 10-K are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that statements in this Annual Report on Form 10-K that are not strictly historical statements, including, without limitation, statements regarding current or future financial performance, management’s plans and objectives for future operations, product plans and performance, management’s assessment of market factors, and statements regarding the strategy and plans of Red Hat and its strategic partners, constitute forward-looking statements. These forward-looking statements are not guarantees of Red Hat’s future performance and are subject to a number of risks and uncertainties that could cause Red Hat’s actual results in the future to differ materially from the forward-looking statements. These risks and uncertainties include, without limitation, the risks detailed below and in Red Hat’s other filings with the Securities and Exchange Commission, copies of which may be accessed through the SEC’s web site at http://www.sec.gov.

Overview

Red Hat offers users a single, trusted point of contact and a common platform for developing, deploying and managing open source software across Internet infrastructure and devices that connect to the Internet, ranging from small embedded devices to high-availability clusters and integrated web server/e-commerce operating systems. Red Hat Network, our unique management technology, helps companies efficiently manage their networks and systems by delivering open source products, services, support and information on-line, in real-time. Open source software is an alternative to proprietary software. There are no licensing fees associated with open source software. Therefore, we do not recognize any separate distinguishable value from the sale of the code itself. We derive the value from the sale of our open source solutions by the value we add through the integration and testing of open source technology and by the managed services we provide for our technologies through the Red Hat Network. We recognize our technology based revenue over the period of the technology subscription relationships with our customers.

Critical Accounting Policies

Our critical accounting policies include the following:

•	Revenue recognition;

•	Impairment of long-lived assets.

Revenue Recognition

We recognize revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by SOP 98-4 and SOP 98-9, and Staff Accounting Bulletin No. 101 (“SAB 101”). Revenue recognition in accordance with these pronouncements can be complex due to the nature and variability of our sales transactions.

Subscription Revenue

Subscription revenue is comprised of enterprise and embedded revenues.

Enterprise subscription revenue is comprised primarily of revenue from sales of Red Hat Linux and related software solutions, software development tools, technical support and maintenance fees. Official Red Hat

Linux was released in October 1994. Our current release is Red Hat 7.2 which was first shipped in September 2001. We sell Red Hat Linux software solutions through four channels: retail distributors, direct sales, original equipment manufacturers (OEMs) and the web. Revenue recognition periods vary for each channel based on the subscription period with Red Hat that the end purchasers of the solutions from these channels receive with these solutions.

Through our retail distributors, we sell Official Red Hat Linux products to our enterprise customers. The product is currently offered in two versions: standard and professional. Each version has various levels of Red Hat support and software applications provided. During fiscal 2002, we sold two different releases of Red Hat Linux (7.1 and 7.2). We also provide certain support and subscription services with Red Hat Linux for a period of time, not exceeding two months, from the date of registration of the software products for no additional fee. As our technologies are all open source and freely available for download and use by others, a part of our value proposition is in the ability to provide the customer certain services that enhance the value of the technology. In accordance with the provisions of SOP 97-2, we recognize all of the revenue from the sale of Red Hat Linux ratably over the period that the subscription services are provided. A reserve for sales returns is recognized for sales of software products to distributors, who have a right of return, based on the Company’s historical experience of sell-through to the end user by the distributor. The return rate experienced by the Company over its last three product releases has averaged 18.0%. The fee is fixed and determinable, collection of the resulting receivable is probable and product returns are estimable. Our enterprise customers do not receive the right to future upgrades or new versions of our technology.

Our subscription relationships with our large enterprise customers typically have contracts with multiple elements (i.e. delivered and undelivered products, maintenance and other services). We allocate revenue to each component of the contract based on objective evidence of its fair value, which is specific to us. The fair value of each element is based on the price if sold separately. Subscription revenue also includes revenue from several large Unix to Linux migration arrangements. Revenue from these arrangements have been recognized ratably over the term of the arrangement as no other pattern of performance has been discernable nor has there been specific evidence of the fair value of the elements of these arrangements. With the release of Red Hat Advanced Server in May 2002, we believe that we will begin to have specific evidence of the fair value of the elements of these larger enterprise arrangements.

Web-based software sales are recognized over the subscription period beginning when shipped. Revenue from our OEM arrangements are recognized over the subscription period beginning on the date we are notified sales have been made.

In addition, our enterprise subscription revenue is partially derived from sales of Stronghold and Red Hat Network. Stronghold is a secure enterprise ready web server based on Apache and OpenSSL. Stronghold is available to complement Red Hat Linux Advanced Server as well as other operating systems. Red Hat Network is an internet-based service to assure the security, availability and reliability of Red Hat Linux, Stronghold, Database, E-Commerce and other Red Hat software solutions. Stronghold is the only software in which there is vendor specific evidence of fair value. We recognize separate components of revenue related to the software delivered and the support subscription agreement. We are able to estimate the value of Stronghold as the initial copy of the software is purchased with a support subscription and any additional support subscriptions are purchased separately. Red Hat Network is sold in the form of a monthly subscription. Revenues are therefore recognized on a monthly basis.

Embedded subscription consists of revenue for technical support and maintenance services provided pursuant to software compiling, debugging, and optimization agreements. Revenue is deferred and recognized ratably over the term of the agreement, which is typically twelve months.

Services Revenue

Services revenue is comprised of embedded development and open source services.

Embedded development services are contracts for compiling, debugging, and optimization of various open source software technologies. Revenue is recognized on the percentage-of-completion method, provided that we have the ability to make reliable estimates of progress towards completion, the fee for such services is fixed and determinable and collection of the resulting receivable is probable.

Open source services is comprised of revenue for open source consulting and engineering services, customer training and education. Open source consulting services are provided under agreements where customers are paying us on a fixed fee or hourly basis to assist in the deployment of open source technologies. Revenue from customer training and education is recognized at the date the services are performed.

Further implementation guidelines relating to SOP 97-2 and related modifications may result in unanticipated changes in our revenue recognition practices and such changes could significantly affect our future revenue and results of operations.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets.

RESULTS OF OPERATIONS

Years Ended February 28, 2002 and February 28, 2001

Total revenue

Total revenue decreased 3.3% to $78.9 million for the year ended February 28, 2002 from $81.6 million in the year ended February 28, 2001. Revenue from international operations totaled $23.4 million and $20.0 million during the years ended February 28, 2002 and February 28, 2001, respectively.

Subscription revenue

Subscription revenue is comprised of revenue from enterprise and embedded customers. Enterprise sales primarily relates to sales of Red Hat Linux and related software solutions, sales of software development tools, and technical support and maintenance fees. Enterprise subscription revenue decreased slightly to $36.8 million for the year ended February 28, 2002 from $36.9 million for the year ended February 28, 2001. This small decline represents a reduction in web advertising revenues of $2.5 million to $2.3 million in fiscal 2002 offset by an increase in enterprise subscription revenues of $2.4 million. The increase in enterprise subscription revenues primarily relates to sales of Red Hat solutions to large enterprise customers. There were no major markets added during fiscal 2002 compared to fiscal 2001. We introduce a new version of Linux approximately every six months.

Embedded subscription revenue decreased 36.2% to $5.5 million for the year ended February 28, 2002 from $8.6 million for the year ended February 28, 2001. The decrease in embedded markets is primarily due to the continued weak performance of the semiconductor and telecommunications industries which has impacted research and development spending.

Services revenue

Services revenue is comprised of open source services and embedded development services. Open source services includes fees received from enterprise customers for deployment, management and support of Red Hat open source solutions, and customer training and education fees. Open source services revenue increased 52.2% to $24.4 million in the year ended February 28, 2002 from $16.0 million in the year ended February 28, 2001. The increase in open source services revenue is primarily due to revenues earned from relationships with the Global 2000 as a result of the increasing level of interest and adoption by large enterprises of Red Hat Linux as an enterprise computing platform. As a result of our restructuring from a retail software products company to a provider of open source solutions to the large enterprise, we expect this component of revenue to be our largest growth area in the next 12-24 months. Customer training and education services revenue also increased 26.2% to $14.4 million in year ended February 28, 2002 from $11.4 million in the year ended February 28, 2001. The increase is the direct result of the expansion of our course offerings over the past two years and migration of larger enterprises to the Linux platform, increasing the need to train system administrators and developers.

Embedded services revenue decreased 36.6% to $12.3 million for the year ended February 28, 2002 from $19.3 million for the year ended February 28, 2001. The decrease in embedded markets is primarily due to the continued weak performance of the semiconductor and telecommunications industries which has impacted research and development spending.

Cost of revenue

Cost of subscription revenue

Cost of enterprise subscription revenue primarily consists of expenses we incur to manufacture, package, distribute and support our solutions. These costs include expenses for physical media, literature and packaging, fulfillment and shipping, labor related costs to provide technical support and maintenance and bandwidth costs for Red Hat Network. Cost of subscription revenue decreased 32.6% to $9.9 million in the year ended February 28, 2002 from $14.7 million in the year ended February 28, 2001. This decrease was directly related to a reduction in expenses incurred for physical media, literature, packaging and fulfillment, as well as efficiencies gained in providing technical support and maintenance of our products on-line, global consolidation of our support and maintenance function and benefits of Red Hat Network in reducing support costs of Red Hat Linux based systems.

Cost of services revenue

Cost of services revenue is primarily comprised of salaries and related costs—including non-cash, stock-based compensation charges—incurred for our personnel to deliver custom development, open source consulting engineering, training and education, and hardware certification services. We incur no direct costs related to royalties received from the licensing of our trademarks to third parties. Cost of services revenue decreased 9.1% to $18.6 million in the year ended February 28, 2002 from $20.5 million in the year ended February 28, 2001. This decrease was primarily due to the reduction in number of personnel dedicated to providing custom development services to semiconductor companies and device manufacturers.

We expect cost of services to increase as we further expand our service offerings. Cost of services as a percentage of services revenue is expected to vary significantly from period to period depending upon:

•	the mix of services we provide;

•	the number and scope of custom development contracts;

•	whether such services are provided by us or third–party partners and contractors;

•	the overall utilization rate of our consulting staff; and

•	the use of our Red Hat Managed Services and specifically Red Hat Network to deliver these services

Gross Profit

Gross profit increased 10.0% to $50.4 million in the year ended February 28, 2002 from $45.8 million in the year ended February 28, 2001. This increase was primarily the result of our focus on operational efficiency, continuing to migrate the services we provide with our technology to be technology-based services not people-based services, and in selling more strategic, higher margin product solutions to major enterprise customers.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs—including non-cash, stock-based compensation charges—for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and tradeshows. Sales and marketing expense decreased 21.4% to $35.5 million in the year ended February 28, 2002 from $45.2 million in the year ended February 28, 2001. This decrease was due primarily to reduction in redundant sales and marketing personnel and other variable costs. These personnel came from acquisitions completed in late fiscal 2001. This decrease was partially offset by an increase in enterprise sales costs as we began to increase the size of our direct outside sales force which sells into the Global 2000 in the fourth quarter of fiscal 2002.

Research and development

Research and development expense consists primarily of personnel and related costs—including non-cash, stock-based compensation charges—for development of our software products and web site. Research and development expense increased 9.3% to $20.5 million in the year ended February 28, 2002 from $18.8 million in the year ended February 28, 2001. The increase in research and development expense resulted from increased spending related to the development of our first enterprise-class operating platform, Red Hat Advanced Server ($1.8 million), costs incurred to complete the aggregation, development and testing of Version 7.1 and 7.2 of Red Hat Linux, and an increase in spending related to the development of software development tools for the enterprise.

General and administrative

General and administrative expense consists primarily of merger and acquisition costs and personnel and related costs—including non-cash, stock-based compensation charges—for general corporate functions, including finance, accounting, legal, human resources, facilities and information systems expenses. Mergers and acquisition expense primarily consists of severance and related expenses incurred in connection with redundancies identified pursuant to mergers and acquisitions completed by the Company, as well as, the costs of certain individuals within the Company who are dedicated to seeking out and identifying potential acquisition candidates. In addition to this, mergers and acquisition expense includes legal costs incurred related to acquisitions accounted for under the pooling of interests method of accounting. General and administrative expense decreased 37.2% to $22.2 million in the year ended February 28, 2002 from $35.4 million in the year ended February 28, 2001. This decrease resulted from:

•
a significant decrease in the number of companies acquired during fiscal 2002 resulting in, a decrease in merger and acquisition expenses to $4.7 million for the year ended February 28, 2002 from $9.2 million for the year ended February 28, 2001;

•	a decrease in payroll and other administrative costs resulting from acquisitions completed in fiscal 2001; and

•	a decrease in stock-based compensation expense.

Amortization of goodwill and intangibles

Amortization of goodwill and intangibles expense consists of the amortization of goodwill and other intangible assets. Goodwill, which represents the excess of acquisition cost over the net assets acquired in business combinations, is amortized over its estimated useful life, which is three years. Costs incurred for acquiring trademarks, copyrights and patents are capitalized and amortized using the straight-line method over their estimated useful lives, which range from three to five years. Amortization of goodwill and intangibles expense increased to $49.5 million in the year ended February 28, 2002 from $41.7 million in the year ended February 28, 2001. This increase was primarily due to the numerous acquisitions that were completed in fiscal 2001 and accounted for as purchase transactions.

Restructuring Charges

Restructuring charges consist of an impairment of $49.3 million in the carrying value of goodwill and intangibles related to acquisitions made in prior periods, various facility closings, and $5.7 million in severance and related expenses. These restructuring charges were primarily due to a sharpening of the Company’s focus on UNIX to Linux migration opportunities in significant enterprises. As a result, the Company terminated certain employees of PTI and all employees of Hell’s Kitchen Systems and Akopia during fiscal 2002 as these technologies were aimed at the small and medium business market. In total, the Company terminated 160 employees. There was no restructuring charge in fiscal 2001. In the fourth quarter, we completed the re-allocation of our resources to focus on the Global 2000 market which resulted in discontinuing our network consulting business.

Other income (expense), net

Other income (expense), net consists of interest income earned on cash deposited in money market accounts and invested in short- and long-term fixed income instruments, net of interest expense incurred on short-term debt and capital leases. Interest income, net, decreased to $15.5 million in the year ended February 28, 2002 from $20.8 million in the year ended February 28, 2001. These amounts are net of interest expense of $0.2 million in the year ended February 28, 2002 and $0.4 million in the year ended February 28, 2001. The decrease resulted from reductions in short-term interest rates due to the actions taken by the Federal Reserve Board and lower average cash and investment balances in the year ended February 28, 2002 as compared to the year ended February 28, 2001 due primarily to the use of cash to partially fund operations and to pay merger and acquisition and restructuring costs.

Discontinued Operations

During January, 2002, the Company adopted a formal plan to discontinue its network consulting operations. Accordingly, the network consulting operations were accounted for as a discontinued operation beginning with the fiscal year 2000 consolidated financial statements. The Company completed the disposal of the network consulting operations in February 2002 through termination of associated employees. Loss on disposal of discontinued operations of $10.3 million in fiscal year 2002 included the write-off of goodwill recorded in PTI’s acquisition of ENS of $9.6 million, severance and related costs of $0.4 million, and a provision against accounts receivable of $0.3 million.

Years Ended February 28, 2001 and February 29, 2000

Total revenue

Total revenue increased 90.5% to $80.8 million in the year ended February 28, 2001 from $42.4 million in the year ended February 29, 2000. Revenue from international operations totaled $20.0 million and $10.7 million during the years ended February 28, 2001 and February 29, 2000, respectively. We established international operations for sale of our software products in August 1999. Prior to August 1999, our international revenue was limited to revenue generated from custom development services performed for international customers.

Subscription revenue

Subscription revenue increased 79.5% to $45.5 million in the year ended February 28, 2001 from $25.4 million in the year ended February 29, 2000. This increase was primarily due to the release of two new versions of Red Hat Linux during fiscal 2001, rapid growth of our international operations, introduction of new open source solutions during fiscal 2001 and an increase in technical support and maintenance revenue as a result of our increased focus on providing these services in fiscal year 2001 as compared to fiscal year 2000.

Services revenue

Services revenue increased 106.9% to $35.3 million in the year ended February 28, 2001 from $17.1 million in the year ended February 29, 2000. The increase in services revenue resulted primarily from an increase in custom development revenue due to an increase in the number, size and scope of custom development contracts, an increase in the number of network consulting engagements and expansion of the Company’s network consulting and engineering offerings, and an increase in training and education revenue due to the expansion of our course offerings in the year ended February 28, 2001.

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue increased 6.4% to $14.7 million in the year ended February 28, 2001 from $13.8 million in the year ended February 29, 2000. This increase was directly related to the increase in costs to provide telephone support and subscription services upon the release of Version 6.2 of Red Hat Linux and the increase in sales volumes as a result of the release of Version 7 of Red Hat Linux in September 2000 and costs incurred to provide technical support and maintenance services. This decrease was due to an increase in sales volumes, which resulted in a decrease in cost per unit, and use of the internet as a delivery mechanism for the technical support and maintenance of our products in the year ended February 28, 2001.

Cost of services revenue

Cost of services revenue increased 126.0% to $20.5 million in the year ended February 28, 2001 from $9.1 million in the year ended February 29, 2000. This increase was primarily due to the addition of personnel to provide custom development, network consulting and engineering, training and education, and hardware certification services, and the development of our services organization.

Gross Profit

Gross profit increased 119.5% to $45.8 million in the year ended February 28, 2001 from $19.6 million in the year ended February 29, 2000. This increase was primarily the result of the increases in sales of software products, due to the release of Version 6.2 of Red Hat Linux in March 2000, the release of Version 7 of Red Hat Linux in September 2000, and web advertisements which were at a higher proportion relative to the associated cost of revenue.

Operating expense

Sales and marketing

Sales and marketing expense increased 87.9% to $45.2 million in the year ended February 28, 2001 from $24.0 million in the year ended February 29, 2000. This increase was due primarily to higher advertising and promotional costs incurred to promote the release of Version 7 and 6.2 of Official Red Hat Linux, our web advertising and service offerings and, to a lesser extent, our new software development tools. This increase was also due to higher costs resulting from joint marketing arrangements with distributors and to increased stock-based compensation charges.

Research and development

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

General and administrative

General and administrative expense increased 45.7% to $35.4 million in the year ended February 28, 2001 from $24.3 million in the year ended February 29, 2000. This increase resulted from:

•	a decrease in merger and acquisition expenses to $9.2 million for the year ended February 28, 2001 from $12.7 million for the year ended February 29, 2000;

•	an increase in payroll costs, due to an increase in the number of general and administrative personnel to support the growth of our business;

•	an increase in stock-based compensation expense;

•	an increase in legal and accounting costs as a result of our becoming a public company and our geographic expansion; and

•	an increase in insurance costs as a result of our becoming a public company.

Amortization of goodwill and intangibles

Amortization of goodwill and intangibles expense increased to $41.7 million in the year ended February 28, 2001 from $3.1 million in the year ended February 29, 2000. These increases were primarily due to the acquisition of HKS, ENS, Bluecurve, WireSpeed, C2Net, and Akopia during the year ended February 28, 2001.

Other income (expense), net

Interest income, net, increased to $20.8 million in the year ended February 28, 2001 from interest income, net, of $4.1 million in the year ended February 29, 2000. These amounts are net of interest expense of $0.4 million in the year ended February 28, 2001 and $0.7 million in the year ended February 29, 2000. This increase resulted from higher average cash and investment balances in the year ended February 28, 2001 as compared to the year ended February 29, 2000 due primarily to the receipt of proceeds from the sale of common stock in our initial and secondary public offerings in August 1999 and February 2000, respectively.

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

Liquidity and Capital Resources

We have historically derived a significant portion of our liquidity and operating capital from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and secondary public offerings, and from cash flows from operations. At February 28, 2002, we had total cash and investments of $287.0 million, which is comprised of $55.5 million in cash and cash equivalents, $40.9 million of short-term, fixed-income investments and $190.6 million of long-term, fixed-income investments.

At February 28, 2002, cash and cash equivalents totaled $55.5 million, a decrease of $29.7 million as compared to February 28, 2001. The decrease in cash and cash equivalents resulted primarily from: the purchase of investments in debt securities, net of sales of debt securities, of $16.1 million; cash used by operations of $7.5 million, including $1.1 million for payments of restructuring costs, primarily severance payments, and $8.5 million used for merger and acquisition costs and $0.8 million used by discontinued operations; purchases of property and equipment of $6.8 million; acquisition of a business of $1.0 million; and $6.7 million used to fund stock repurchases. These uses of cash were offset by $7.2 million of cash raised from borrowings, net of repayments, and $3.2 million in cash received from the exercise of common stock options and sale of common stock under our employee stock purchase plan.

Cash used in operations of $7.5 million in the year ended February 28, 2002, represented the net loss of $140.2 million, a decrease in deferred revenue of $3.5 million, a decrease in accounts payable of $3.9 million and a decrease in accrued expenses of $7.5 million. These uses of cash were partially offset by a decrease in accounts receivable of $9.4 million and net non-cash charges of $138.4 million. Cash used in operations includes $1.1 million for payments of restructuring costs, $8.5 million used for merger and acquisition activities and $0.8 million used by discontinued operations. In fiscal year ended February 28, 2001, cash used in operations was $39.6 million. The significant improvement in our cash flow used in operations in fiscal 2002 is a result of management’s increased focus on improved operating results and preserving our cash balance. We expect to generate positive cash flow from operations on a GAAP basis in fiscal 2003.

Cash used in investing activities of $23.9 million was comprised of the purchase of investments in debt securities, net of maturities, of $16.1 million, purchases of property and equipment—mainly computer hardware and computer networking equipment—totaling $6.8 million, and $1.0 million used to acquire a business. As market interest rates declined throughout fiscal year ended February 28, 2002, the Company used cash and cash equivalents to purchase fixed income debt securities to improve the yield on our investments. The $1.0 million used to acquire a business relates to cash paid in fiscal year 2002 for a business acquired just prior to the beginning of fiscal year 2002.

Cash provided by financing activities of $2.5 million for the year ended February 28, 2002 was comprised of $36.0 million in proceeds from issuing short-term notes payable, net of $28.7 in repayments of short-term notes payable, $0.6 million on proceeds from the sale of common stock under our employee stock purchase plan, and $2.6 million in proceeds from the sale of common stock. This was partially offset by $6.7 million used to purchase treasury stock, $0.8 million of notes receivable accepted, and $0.4 million in payments of capital lease obligations. The significant majority of the borrowings and repayments related to the $10,000,000 line of credit we initiated in August 2001.

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

Cash used in operations of $39.6 million in the year ended February 28, 2001, represented the net loss of $86.7 million, an increase in accounts receivable of $22.0 million, an increase in inventory of $1.0 million, an increase in intangibles and other assets of $4.2 million and a decrease in accounts payable of $3.6 million, partially offset by an increase in accrued expenses of $7.6 million and net non cash charges of $73.3 million. The increase in accounts receivable resulted primarily from the release of Version 7 of Red Hat Linux to our distributors in September 2000 and to increased services performed by our network consulting and engineers during the year ended February 28, 2001 as a result of contracts acquired in the acquisition of ENS. Cash used in operations includes $9.2 million representing costs incurred related to merger and acquisition activities.

Cash used in investing activities of $122.2 million was comprised of the purchase of investments in debt securities, net of maturities, of $115.8 million and purchases of property and equipment totaling $11.1 million, net of $4.7 million acquired through acquisitions.

Cash used in financing activities of $1.5 million for the year ended February 28, 2001 was comprised of $6.4 million for the purchase of treasury stock, $3.9 million for the payment of dividends by PTI related to an acquisition in April 2000, and $3.6 million of repayments of notes payable. This was partially offset by of $5.5 million in net proceeds from borrowings by PTI, $5.2 million in proceeds from the exercise of stock options and warrants, $1.2 million in proceeds from the sale of common stock and $0.6 million in proceeds from the sale of common stock under our employee stock purchase plan.

We have experienced a substantial increase in our operating expenses since our inception in connection with the growth of our operations and staffing and the expansion of our services operation and acquisition activity. Our capital requirements during the year ending February 28, 2003 will depend on numerous factors including the amount of resources we devote to:

•	funding the development of our Enterprise Solutions, such as Red Hat Advanced Server;

•	accelerating the development of our managed services offerings;

•	expanding our product offerings;

•	improving and extending our service offerings;

•	pursuing strategic acquisitions and alliances; and

•	making possible investments in businesses, products and technologies

In the fourth quarter of fiscal 2002, we used $1.2 million in operating activities, as compared to $1.2 million, $2.9 million and $2.2 million in the third, second and first quarters of fiscal 2002, respectively. Excluding restructuring and merger and acquisition costs, our adjusted cash flow provided by (used in) operations were $1.5 million, $0, $.9 million and ($.2) million for the first, second third and fourth quarters of fiscal 2002, respectively. Given the rate at which we have used cash to fund our operations during fiscal 2002 and the $287 million of cash and investments held at February 28, 2002, we do not anticipate the need to raise funds either through the sale of additional equity or through the issuance of debt for the foreseeable future. However, on May 15, 2002, the Company increased the size of its existing credit facility from $10 million to $15 million. This was done to provide the Company more flexibility in managing its working capital and to take advantage of current market interest rates, which are quite low by historical standards.

We believe that cash flow from operations will continue to improve during fiscal 2003; however, there can be no assurances that we will improve our cash flow from operations from the current rate, or that cash flow from operations will be sufficient to fund our operations. We may choose to accelerate the expansion of our business, which may require us to raise additional funds through the sale of equity or debt securities or through other financing means. There can be no assurances that any such financing would occur in amounts or on terms favorable to us, if at all.

We have no off balance sheet financing arrangements and do not utilize any “structured debt”, “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These standards become effective for fiscal years beginning after December 15, 2001. Beginning March 1, 2003, goodwill will no longer be amortized but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. The new rules also require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after June 30, 2001 will not be amortized. Goodwill existing at June 30, 2001, will continue to be amortized through the end of the Company’s fiscal 2002. Through the end of fiscal 2002, the Company has tested goodwill for impairment using the current method, which uses an undiscounted cash flow test. During fiscal 2003, the Company will begin to test goodwill for impairment under the new rules, applying a fair-value-based test. Based on acquisitions completed as of June 30, 2001, application of the goodwill non-amortization provisions of these rules is expected to result in a reduction of amortization expense in fiscal 2003 of approximately $24.3 million absent any impairment of the related goodwill.

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

The scarcity of software applications for Linux-based operating systems could prevent widespread commercial adoption of our products.

Our products will not be able to gain widespread commercial adoption until there are more third-party enterprise software applications that have been migrated to operate on Linux-based operating systems. These applications include word processors, databases, software development tools, enterprise middleware, such as messaging and file system technologies, Internet browsers, presentation and graphics software. We intend to encourage the development of additional applications that operate on Linux-based operating systems by attracting third-party developers to the Linux platform, by providing open source tools to create these applications and by maintaining our existing developer relationships through marketing and technical support for third-party developers. If we are not successful in achieving these goals, however, our products will not gain widespread commercial acceptance and we will not be able to maintain our product sales growth.

Our customers may find it difficult to install and implement Red Hat Linux Advanced Server, which could lead to customer dissatisfaction and damage our reputation.

Installation and implementation of Red Hat Linux Advanced Server often involves a significant commitment of resources, financial and otherwise, by our customers. This process can be lengthy due to the size and complexity of our products and the need to purchase and install new applications. The failure by us to attract and retain services personnel to support our customers, the failure of companies with which we have strategic alliances to commit sufficient resources towards the installation and implementation of our products, or a delay in implementation for any other reason could result in dissatisfied customers. This could damage our reputation and the Red Hat brand and result in decreased revenue.

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

Risks Related to our Financial Results and Condition

We have incurred substantial losses on a GAAP basis in the past.

We have incurred operating losses in six of our previous seven fiscal years, including our most recent fiscal year ended February 28, 2002. We do not expect to incur significant losses in the future, however, we cannot be certain when or if we will achieve sustained profitability. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

You should not rely on our quarterly results of operations as an indication of our future results because they fluctuate significantly and are difficult to forecast.

Due to the unpredictability of our business and the technology spending environment, our revenue and operating results may fluctuate significantly from quarter to quarter and are difficult to forecast. We base our current and projected future expense levels in part on our estimates of future revenue. Our expenses are, to a large extent, fixed in the short term. We may not be able to adjust our spending quickly if our revenue falls short of our expectations. Accordingly, a revenue shortfall in a particular quarter could have a disproportionate adverse effect on our operating results for that quarter. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. Our future operating results may fall below expectations of securities analysts or investors, which would likely cause the market price of our common stock to decline significantly.

We may not be able to effectively attract additional enterprise customers and preserve relationships with current enterprise customers, which could adversely affect revenue.

Historically, we focused our sales and marketing efforts on product sales to individuals. We have recently, however, begun to focus our efforts on expanding our enterprise customer base. To this end, we have invested extensively to attract enterprise customers. These enterprise customers expect diverse and extensive service programs, and if we are unable to continue to successfully expand and enhance our service offerings, we may not be able to meet these customers’ needs or attract new customers, and, consequently, our revenue would suffer.

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

We depend on our key personnel.

Our future success depends on the continued services of a number of key officers, including our Chief Executive Officer and President, Matthew J. Szulik, our Chief Operating Officer, Timothy J. Buckley, our Chief Technical Officer, Michael Tiemann, and our Chief Financial Officer, Kevin B. Thompson. The loss of the technical knowledge and industry expertise of any of these people could seriously impede our success. Moreover, the loss of one or a group of our key employees, particularly to a competitor, and any resulting loss of customers could reduce our market share and diminish the Red Hat brand.

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

We also face competition in the market for software development tools and operating systems for special purpose computing, including embedded systems. Our competitors in this market, some of which have greater market share than we do, include Wind River Systems, MontaVista Software, Green Hills Software, and the Metrowerks subsidiary of Motorola. Some of these companies currently produce or use open source software as part of their product offerings. We may not be able to compete effectively in this market if customers choose proprietary solutions. If the demand for open source solutions in this market expands, however, we could lose market share as existing competitors reposition or new companies emerge to address the opportunity.

As we increase our services offerings, we may face competition from larger and more capable companies that currently service and support the Linux operating system as well as other operating systems, particularly UNIX-based operating systems, due to the fact that Linux-and UNIX-based operating systems share many common features. These companies, including IBM and Hewlett-Packard, may be able to leverage their existing service organizations and provide higher levels of consulting and support on a more cost-effective basis than we can. We may not be able to compete successfully with these current or potential competitors.

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

As we expand our international operations, we will face a number of additional challenges associated with the conduct of business overseas. For example:

•	we may have difficulty managing and administering a globally-dispersed business;

•	fluctuations in exchange rates may negatively affect our operating results;

•	we may not be able to repatriate the earnings of our foreign operations;

•	we have to comply with a wide variety of foreign laws;

•	we may not be able to adequately protect our trademarks overseas due to the uncertainty of laws and enforcement in certain countries relating to the protection of intellectual property rights;

•	export controls and times of crisis could prevent us from shipping our products into and from some markets;

•	multiple and possibly overlapping tax structures could significantly reduce the financial performance of our foreign operations;

•	changes in import/export duties and quotas could affect the competitive pricing of our products and services and reduce our market share in some countries; and

•	economic or political instability in some international markets could result in the forfeiture of some foreign assets and the loss of sums spent developing and marketing those assets.

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

The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to factors such as:

•	actual or anticipated variations in quarterly operating results;

•	new products or services offered by Red Hat or our competitors;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the Internet, Linux and software industries;

•	changes in the economic performance and/or market valuations of other Internet, Linux and software industries;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	sales of common stock; and

•	other events or factors, many of which are beyond our control.

In addition, the stock market in general, and the Nasdaq National Market and the market for Internet-related and technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. In addition, broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against such companies. Such litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would materially adversely affect our business, financial condition and operating results.

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The primary objective of Red Hat’s investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio of cash equivalents, short-term and long-term investments in a variety of fixed-income securities, including both government and corporate obligations and money market funds. The following table presents the fair value balances of the Company’s cash equivalents and short-term and long-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of February 28, 2002 (in thousands):

	Year Ending
	February 28, 2003	February 29, 2004	February 28, 2005	February 29, 2006	February 28, 2007	Total
Cash equivalents	55,468					55,468
Average interest rate	1.93%
Investments	40,928	49,213	74,232	23,495	43,641	231,509
Average interest rates	5.56%	3.47%	4.06%	5.03%	5.40%

Red Hat did not hold derivative financial instruments as of February 28, 2002, and has never held such investments in the past.

Foreign Currency Risk

Approximately 29.6% of the Company’s fiscal 2002 revenues were generated by sales outside the United States. The Company is exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. Additionally, the assets and liabilities of the Company’s non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Unrealized translation gains and losses will be included as an adjustment to stockholders’ equity.

Item 8.    Financial Statements And Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Red Hat, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity (deficit), and of cash flows present fairly, in all material respects, the financial position of Red Hat, Inc. and its subsidiaries at February 28, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Raleigh, North Carolina
March 19, 2002

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands—Except Share Amounts)

ASSETS
	February 28, 2002	February 28, 2001
Current assets:
Cash and cash equivalents	$55,468	$85,213
Investments in debt securities	40,928	62,911
Accounts receivable, net	12,511	21,826
Subcontractor receivable	408	3,441
Costs and estimated earnings in excess of billings	5,727	3,378
Inventory	885	740
Prepaid expenses and other current assets	2,642	2,172

Total current assets	118,569	179,681
Property and equipment, net	20,399	14,591
Goodwill and intangibles, net	35,459	147,397
Investments in debt securities	190,581	154,557
Other assets, net	4,857	9,025

Total assets	$369,865	$505,251

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,267	$9,681
Accrued expenses	11,035	15,916
Deferred revenue	8,624	12,151
Short term payable	10,000	2,750
Current portion of capital lease obligations	1,049	194

Total current liabilities	36,975	40,692
Deferred lease credits	3,778	—
Capital lease obligations	1,563	277
Commitments and contingencies (Note 17 and 18)	—	—
Stockholders’ equity:
Noncontrolling interest in subsidiary	74	—
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.0001 par value, 300,000,0000 shares authorized, 169,721,434 and 168,485,899 shares issued and outstanding at February 28, 2002 and February 28, 2001, respectively	17	17
Additional paid-in capital	626,633	643,712
Deferred compensation	(5,984)	(36,051)
Accumulated deficit	(283,805)	(143,589)
Treasury stock, 1,937,900 shares at cost	(6,672)	—
Accumulated other comprehensive income (loss)	(2,714)	193

Total stockholders’ equity	327,549	464,282

Total liabilities and stockholders’ equity	$369,865	$505,251

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands—except per share amounts)

	Year Ended
	February 28, 2002	February 28, 2001	February 29, 2000
Subscription and services revenue:
Subscription:
Enterprise	$36,788	$36,864	$15,229
Embedded	5,512	8,634	10,123

Total subscription revenue	42,300	45,498	25,352

Services:
Open source services	24,354	16,002	3,879
Embedded development services	12,256	19,332	13,196

Total services revenue	36,610	35,334	17,075

Total subscription and services revenue	78,910	80,832	42,427

Cost of subscription and services revenue:
Subscription:
Enterprise	9,097	12,896	9,863
Embedded	790	1,764	3,910

Total cost of subscription revenue	9,887	14,660	13,773

Services:
Open source services	11,963	9,778	1,704
Embedded development services	6,692	10,771	7,360
Stock-based embedded development services income	(27)	(64)	—

Total cost of services revenue	18,628	20,485	9,064

Total cost of subscription and services revenue	28,515	35,145	22,837

Gross profit on subscription and services revenue	50,395	45,687	19,590

Hardware resale revenue	—	777	11,954
Cost of hardware resale revenue	—	646	10,672

Gross profit on hardware resale revenue	—	131	1,282

Operating expense:
Sales and marketing	33,442	38,355	22,584
Stock-based sales and marketing expense	2,080	6,816	1,450
Research and development	16,429	15,713	10,930
Stock-based research and development expense	4,106	3,069	1,192
General and administrative	13,491	18,910	9,135
General and administrative—mergers and acquisitions	4,735	9,220	12,728
Stock-based general and administrative expense	3,991	7,239	2,410
Lease buyout costs	1,501	—	—
Amortization of goodwill and intangibles	49,547	41,674	3,074
Restructuring charges, includes $49.3 million write-off of goodwill and intangibles	56,122	—	—

Total operating expense	185,444	140,996	63,503

Loss from continuing operations	(135,049)	(95,178)	(42,631)
Other income, net	15,535	20,766	4,070

Loss from continuing operations before extraordinary item	(119,514)	(74,412)	(38,561)
Discontinued operations:
Loss from discontinued operations	(10,355)	(12,303)	(3,866)

Loss before extraordinary item	(129,869)	(86,715)	(42,427)
Extraordinary item-loss on disposal of discontinued operations	(10,347)	—	—

Net loss	(140,216)	(86,715)	(42,427)
Accretion of mandatorily redeemable preferred stock	—	—	(82)

Net loss available to common stockholders	$(140,216)	$(86,715)	$(42,509)

Earnings Per Share Data Basic and Diluted:
Loss from continuing operations before extraordinary item	$(0.71)	$(0.45)	$(0.37)
Discontinued operations:
Loss from discontinued operations	$(0.06)	$(0.08)	$(0.04)
Extraordinary item-loss on disposal of discontinued operations	$(0.06)	$0.00	$0.00

Net loss	$(0.83)	$(0.53)	$(0.41)

Weighted average shares outstanding	169,451	164,659	102,465

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands)

	Noncontrolling Interest In Subsidiary					Additional Paid-In Capital	Shareholder Notes Receivable	Deferred Compensation	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
		Preferred Stock		Common Stock
		Shares	Amount	Shares	Amount
Balance at February 28, 1999	$—	6,859	$7,728	50,817	$5	$6,270	$(2,857)	$(1,462)	$(9,850)	$—	$—	$(166)
Net loss	—	—	—	—	—	—	—	—	(42,427)	—	—	(42,427)
Adjustment for inclusion of Cygnus September 1999 net loss in results of operations twice	—	—	—	—	—	—	—	—	981	—	—	981
Other comprehensive income:
Unrealized loss on investments in marketable securities		—	—	—	—	—	—	—	—	—	(576)
Foreign currency translation adjustment		—	—	—	—	—	—	—	—	—	60

Other comprehensive income	—	—	—	—	—	—	—	—	—	—	(516)	(516)
Conversion of preferred stock into common stock	—	—	—	67,891	7	15,364	—	—	—	—	—	15,371
Sale of common stock in public offerings, net	—	—	—	16,550	2	337,051	—	—	—	—	—	337,053
Exercise of common stock options and warrants	—	—	—	10,085	1	3,675	127	—	—	—	—	3,803
Repurchase and retirement of preferred stock	—	(7)	(1)	—	—	—	—	—	—	—	—	(1)
Issuance of Series A preferred stock from exercise of options	—	530	94	—	—	—	—	—	—	—	—	94
Issuance of Series C preferred stock, net	—	524	4,974	—	—	—	—	—	—	—	—	4,974
Conversion of common stock into preferred stock	—	2,000		(195)	—	—	—	—	—	—	—	—
Issuance of Series A convertible preferred stock		8,000	7,900						—			7,900
Conversion of convertible preferred stock to common stock	—	(7,906)	(12,795)	9,500	1	19,046	—	—	—	—	—	6,252
Common stock issued for acquisitions	—	—	—	496	—	59,658	—	—	—	—	—	59,658
Deferred compensation related to acquisitions	—	—	—	—	—	32,869	—	(32,869)	—	—	—	—
Deferred compensation related to stock options	—	—	—	—	—	6,750	—	(6,750)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	5,596	—	—	—	5,596
Stock options issued for services	—	—	—	—	—	14	—	—	—	—	—	14
Net decrease in shareholder notes receivable	—	—	—	—	—	—	2,663	—	—	—	—	2,663
Accretion of mandatorily redeemable preferred stock	—	—	—	—	—	—	—	—	(82)	—	—	(82)

Balance at February 29, 2000	—	10,000	7,900	155,144	16	480,697	(67)	(35,485)	(51,378)	—	(516)	401,167
Net loss	—	—	—	—	—	—	—	—	(86,716)	—	—	(86,716)
Adjustment for exclusion of PTI January and February 2000 results of operations	—	—	—	—	—	(7)	—	79	(1,645)	—	—	(1,573)
Other comprehensive income:
Unrealized gain on investments in marketable securities		—	—	—	—	—	—	—	—	—	1,853
Foreign currency translation adjustment		—	—	—	—	—	—	—	—	—	(1,144)

Other comprehensive income	—	—	—	—	—	—	—	—	—	—	709	709
Conversion of PTI Series A convertible preferred stock to common stock	—	(10,000)	(7,900)	974	—	7,900	—	—	—	—	—	—
Exercise of common stock options and warrants	—	—	—	5,389	—	5,220	—	—	—	—	—	5,220
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	37	—	590	—	—	—	—	—	590
Issuance of PTI common stock, net	—	—	—	296	—	1,208	—	—	—	—	—	1,208
Common stock issued for acquisitions	—	—	—	6,646	1	147,862	—	(15,905)	—	—	—	131,958
Deferred compensation related to acquisitions	—	—	—	—	—	689	—	(689)	—	—	—	—
Deferred compensation related to stock options	—	—	—	—	—	(447)	—	447	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	15,502	—	—	—	15,502
Dividends paid to PTI shareholders in April 2000	—	—	—	—	—	—	—	—	(3,850)	—	—	(3,850)
Decrease in shareholder notes receivable	—	—	—	—	—	—	67	—	—	—	—	67

Balance at February 28, 2001	—	—	—	168,486	17	643,712	—	(36,051)	(143,589)	—	193	464,282
Net loss	—	—	—	—	—	—	—	—	(140,216)	—	—	(140,216)
Minority interest	74	—	—	—	—	—	—	—	—	—	—	74
Other comprehensive income:
Unrealized loss on investments in marketable securities		—	—	—	—	—	—	—	—	—	(2,016)
Foreign currency translation adjustment		—	—	—	—	—	—	—	—	—	(891)

Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	(2,907)	(2,907)
Exercise of common stock options and warrants	—	—	—	1,956	—	2,548	—	—	—	—	—	2,548
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	161	—	634	—	—	—	—	—	634
Common stock issued for acquisition earnouts	—	—	—	1,056	—	9	—	—	—	—	—	9
Common stock repurchase	—	—	—	—	—	—	—	—	—	(6,672)	—	(6,672)
Write-off of deferred compensation related to acquisitions	—	—	—	—	—	(21,281)	—	21,281	—	—	—	—
Deferred compensation related to stock options	—	—	—	—	—	(2,529)	—	2,529	—	—	—	—
Deferred compensation related to restricted stock	—	—	—	—	—	3,540	—	(3,540)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	9,797	—	—	—	9,797

Balance at February 28, 2002	$74	—	$—	171,659	$17	$626,633	$—	$(5,984)	$(283,805)	$(6,672)	$(2,714)	$327,549

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	February 28, 2002	February 28, 2001	February 29, 2000
Cash flows from operating activities:
Net loss	$(140,216)	$(86,715)	$(42,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Effect on cash of exclusion of PTI January and February 2000 net loss	—	(1,253)	—
Effect on net loss of inclusion of Cygnus September 1999 results of operations twice	—	—	981
Depreciation and amortization	59,720	54,997	6,191
Deferred income taxes	—	—	(131)
Stock-based compensation expense	9,766	15,564	5,596
Noncash restructuring charges	1,887	—	—
Write-off of goodwill	48,958	—	—
Loss on disposal of discontinued operations	10,347	—	—
Noncontrolling interest in subsidiary	74	—	—
Write-down of equity investments	4,250	—	—
Noncash management compensation expense	—	—	14
Noncash interest expense	40	—	—
Provision for doubtful accounts	1,533	2,689	768
Provision for inventory obsolescence	—	746	481
Loss on sale of property and equipment	1,859	72	132
Forgiveness of notes receivable from PTI stockholders	—	—	286
Changes in operating assets and liabilities:
Accounts receivable	9,405	(22,030)	(938)
Inventory	(146)	(997)	(625)
Prepaid expenses	396	228	(1,028)
Intangibles and other assets	(420)	(4,206)	(1,742)
Refundable income taxes	—	92	(92)
Accounts payable	(3,945)	(3,568)	5,265
Royalties payable	—	(115)	(29)
Accrued expenses	(7,460)	7,585	4,205
Deferred revenue	(3,527)	611	4,921
Payment of liabilities assumed in acquisitions	—	(3,330)	—

Net cash used in operating activities	(7,479)	(39,630)	(18,172)

Cash flows from investing activities:
Purchase of investment securities	(393,031)	(264,765)	(275,926)
Proceeds from sales and maturities of investment securities	376,909	148,964	174,074
Acquisitions of businesses, net of cash acquired	(994)	4,678	(600)
Purchase of property and equipment	(6,752)	(11,138)	(7,092)
Proceeds from sale of equipment	—	30	—

Net cash used in investing activities	(23,868)	(122,231)	(109,544)

Cash flows from financing activities:
Decrease in stockholders’ notes receivable	—	67	2,663
Proceeds from notes payable	35,956	5,500	350
Repayments of notes payable	(28,746)	(3,607)	(2,427)
Issuance of notes receivable	(866)	—	—
Repurchase of PTI restricted stock	—	—	(1)
Proceeds from issuance of mandatorily redeemable preferred stock, net	—	—	3,181
Proceeds from issuance of preferred stock	—	—	12,862
Proceeds from sale of common stock by PTI	—	1,208	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	634	590	—
Proceeds from issuance of common stock in public offerings, net	—	—	337,053
Proceeds from exercise of common stock options and warrants	2,589	5,221	3,909
Purchase of treasury stock	(6,672)	(6,440)	—
Payment of dividends to PTI shareholders	—	(3,850)	—
Payment of capital lease obligations	(402)	(154)	(198)

Net cash (used in) provided by financing activities	2,493	(1,465)	357,392

Effect of foreign currency exchange rates on cash and cash equivalents	(891)	(1,144)	60
Net (decrease) increase in cash and cash equivalents	(29,745)	(164,470)	229,736
Cash and cash equivalents at beginning of year	85,213	249,683	19,947

Cash and cash equivalents at end of year	$55,468	$85,213	$249,683

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1—Organization

Red Hat, Inc. together with its subsidiaries (“Red Hat” or the “Company”) is the recognized global technology and brand leader in providing open source solutions for information technology infrastructure to the large enterprise. Red Hat delivers a single open source operating platform from the mainframe to the Intel server to the embedded device. The Company applies its technology leadership to create Open Source solutions that meet the functionality requirements and performance demands of the information technology infrastructure of the large enterprise and those software applications or products that are critical to the large enterprise, such as the Oracle Database. In April 2002, the Company launched the first in what will be a series of Enterprise product offerings, Red Hat Advanced Server, that reflects its commitment to providing an Enterprise class infrastructure platform based on Open Source technology. The Company has developed a complete set of Engineering, consulting, and managed services offerings to enable the Large Enterprise to capture the significant cost, performance and scalability benefits of its Enterprise platform, Red Hat Advanced Server.

Red Hat, Inc. is incorporated in Delaware. During January, 2002, the Company adopted a formal plan to discontinue its network consulting operations. Accordingly, the Consolidated Statement of Operations have been restated to present the results of the network consulting operations separately from continuing operations (see NOTE 4).

NOTE 2—Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. Entities which are not wholly-owned, but for which a controlling financial interest is maintained by the Company are consolidated. The non-controlling interest is presented as a separate component of stockholders’ equity. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers investments purchased with a maturity period of three months or less at the date of purchase to be cash equivalents.

Investments in Debt Securities

The Company’s investments at February 28, 2002 and February 28, 2001 are in debt and securities which are classified as available for sale and carried at market value in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). The Company’s investments are considered available for sale as these securities could be sold in response to needs for liquidity, changes in the availability of and the yield on alternative instruments or changes in funding sources or terms. The Company has an unrealized gain (loss) of ($740,000) and $1.3 million related to these investments at February 28, 2002 and February 28, 2001, respectively, which is recorded as other comprehensive income (loss), a separate component of stockholders’ equity.

Inventory

The costs incurred for duplicating the computer software, documentation, and training materials sold by the Company from the product masters and for packaging these products for distribution are capitalized as inventory at the lower of cost or market using the weighted average method and charged to cost of sales when revenue from the sale of units is recognized. Management periodically evaluates the realizability of inventory based on planned release dates of product and training updates and records a reserve for obsolescence when necessary. The reserve for inventory obsolescence was approximately $137,000 and $322,000 at February 28, 2002 and February 28, 2001, respectively.

Internal Use Software

In accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), the Company capitalized $3.6 million and $1.7 million in costs related to the development of internal use software for its website and managed services offerings during the years ended February 28, 2002 and February 28, 2001, respectively. The Company amortizes the costs of computer software developed for internal use on a straight-line basis over its estimated useful life which ranges from five to seven years. The carrying value of internal use software is included in property and equipment on the Consolidated Balance Sheets (see NOTE 6).

Capitalized Software Costs

Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. As a result of the Company’s practice of releasing source code that it has developed on a weekly basis for unrestricted download on the Internet, there is generally no passage of time between achievement of technological feasibility and the availability of the Company’s product for general release. Therefore, the Company has no capitalized software development costs at February 28, 2002 and February 28, 2001.

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

Goodwill and Intangibles

Goodwill, which represents the excess of acquisition cost over the tangible net assets acquired in business combinations, is amortized over its estimated useful life of three years. Costs incurred for acquiring certain intangible assets such as trademarks, copyrights and patents are capitalized and amortized using the straight-line method over their estimated useful lives, which range from three to 15 years. During the fiscal year ended February 28, 2002, the Company impaired $58.6 million of goodwill as a result of restructurings in August 2001 and January 2002, respectively (see NOTE 7).

Other Assets

Other assets includes security deposits which are expected to be refunded to the Company upon termination of certain leases, investments in other companies accounted for using the cost method of accounting, and the long-term portion of the Company’s prepaid directors’ and officers’ insurance premiums, which is amortized to general and administrative expense over the term of the insurance policy (see NOTE 8).

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets.

Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by SOP 98-4 and SOP 98-9, and Staff Accounting Bulletin No. 101 (“SAB 101”). Revenue recognition in accordance with these pronouncements can be complex due to the nature and variability of sales transactions.

Subscription Revenue

Subscription revenue is comprised of enterprise and embedded revenues.

Enterprise subscription revenue is comprised primarily of revenue from sales of Official Red Hat Linux and related software solutions, software development tools, technical support and maintenance fees. Official Red Hat Linux was released in October 1994. The Company’s current release is Red Hat 7.2 which was first shipped in September 2001. Red Hat sells Red Hat Linux software solutions through three channels; retail distributors, direct sales and original equipment manufacturers (OEMs). Revenue recognition varies for each channel.

Through its retail distributors, Red Hat sells Official Red Hat Linux products to its enterprise customers. The product is offered in two versions Standard and Professional. Each version has various levels of Red Hat support and software applications provided. During fiscal 2002, Red Hat had sales of different versions of Red Hat Linux (7.1 and 7.2). Red Hat also provides certain support and subscription services with Red Hat Linux for a period of time, not exceeding two months, from the date of registration of the software products for no additional fee. As the Company’s technologies are all open source and freely available for download and use by others, its value proposition is in the ability to provide the customer certain services that enhance the value of the technology. In accordance with the provisions of SOP 97-2, the Company recognizes all of the revenue from the sale of Red Hat Linux ratably over the period that the support and subscription services are provided. A reserve for sales returns is recognized for sales of software products to distributors, who have a right of return, based on the Company’s historical experience of sell-through to the end user by the distributor. The return rate experienced by the Company over its last three product releases has averaged 18.0%. The fee is fixed and determinable, collection of the resulting receivable is probable and product returns are reasonable estimable. Enterprise customers do not receive the right to future upgrades or new versions of technology.

Subscription relationships with large enterprise customers typically involve contracts with multiple elements (i.e. delivered and undelivered products, maintenance and other services). The Company allocates revenue to each component of the contract based on objective evidence of its fair value, which is specific to the Company. The fair value of each element is based on the price if sold separately. The Company recognizes revenue allocated to undelivered products when the criteria for product revenue set forth above have been met. Subscription revenue also includes revenue from large Unix to Linux migration arrangements. Revenue from these arrangements has generally been recognized ratably over the term of the arrangement as no other pattern of performance is discernable nor has there been specific evidence of the fair value of the elements of these arrangements.

Web-based software sales are recognized over the support period when shipped as these customers purchase on the Company’s website and have no return rights. Revenue from OEM arrangements is recognized over the subscription period beginning on the date the Company is notified sales have been made.

In addition, enterprise subscription revenue is partially derived from sales of Stronghold and Red Hat Network. Stronghold is a secure enterprise ready web server based on Apache and OpenSSL. Stronghold is available to complement Red Hat Linux Advanced Server as well as other operating systems. Red Hat Network is an internet-based service to assure the security, availability and reliability of Red Hat Linux, Stronghold, Database, E-Commerce and other Red Hat software. Stronghold is the only software in which there is vendor specific evidence of fair value. The Company recognizes separate components of revenue related to the software delivered and the support subscription agreement. The Company is able to estimate the value of Stronghold as the initial copy of the software is purchased with a support subscription and any additional support subscriptions are purchased separately. Red Hat Network is sold in the form of a monthly subscription and revenue is recognized ratably over the subscription period.

Embedded subscription consists of revenue for technical support and maintenance services provided pursuant to software compiling, debugging, and optimization agreements. Revenue is deferred and recognized ratably over the term of the agreement, which is typically twelve months.

Services Revenue

Services revenue is comprised of embedded development and open source services.

Embedded development services are contracts for software compiling, debugging, and optimization. Revenue is recognized on the percentage-of-completion method, provided that the Company has the ability to make reliable estimates of progress towards completion, the fee for such services is fixed and determinable and collection of the resulting receivable is probable. Interchange is an e-business software solution for business to business and business to customer commerce.

Open source services is comprised of revenue for open source consulting and engineering services, customer training and education. Open source consulting services are agreements where customers are paying the Company on a fixed fee or hourly basis to assist in the deployment of open source technologies. The Company recognizes revenue on a percentage of completion or time and materials basis. Payments for technical support and maintenance services are generally made in advance and are non-refundable. Custom development arrangements generally have a term of three to six months. Support and maintenance arrangements typically have terms of three months to two years. Revenue from ongoing technical support and maintenance services is recognized ratably over the term of the related technical support and maintenance agreement. Revenue from customer training and education is recognized at the date the services are performed.

Further implementation guidelines relating to SOP 97-2 and related modifications may result in unanticipated changes in revenue recognition practices and such changes could significantly affect the Company’s future revenue and results of operations.

Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the market value per share of the Company’s common stock on the grant date. In the event that stock options or other stock-based awards are granted with an exercise price below the estimated fair market value of the Company’s common stock at the grant date, the difference between the fair market value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation. In addition, PTI’s stock option plan (see NOTE 16) provides the Company with the right of first refusal, for a period of six months from the exercise date, to repurchase shares if the employee ceases to be employed for any reason. Accordingly, the options are accounted for under the provisions of variable plan accounting as set forth in APB 25 whereby the Company recognizes adjustments to deferred compensation for changes in the difference between the exercise price of the stock options granted and the fair market value of the stock at each balance sheet date. Deferred compensation is amortized to compensation expense over the vesting period of the stock option. Stock-based compensation also includes the amortization of deferred compensation related to the value of certain shares of common stock to be issued to certain HKS shareholders contingent on their continued employment with the Company for a period of three years after the date of acquisition (see NOTE 3). The Company recognized $9.8 million, $15.5 million and $5.6 million in non-cash compensation expense related to amortization of deferred compensation during the years ended February 28, 2002, February 28, 2001 and February 29, 2000, respectively. In addition, the Company classifies the employer portion of tax liabilities paid upon exercise of non-qualified stock options and warrants as stock-based compensation. The Company paid $352,000, $1.5 million and $1.3 million in tax liabilities related to stock options and warrants exercised during the years ended February 28, 2002, February 28, 2001 and February 29, 2000, respectively.

The Company complies with the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of costs, including salaries and sales commissions, of all personnel involved in the sales process and related expenses. Sales and marketing expenses also include costs of advertising, sales lead generation, and trade shows. All costs of advertising, including cooperative marketing arrangements, are expensed as incurred. Advertising expense totaled $2.6 million, $3.4 million and $3.2 million for the years ended February 28, 2002, February 28, 2001 and February 29, 2000, respectively.

Research and Development Expenses

Research and development expenses include all direct costs, primarily salaries for Company personnel and outside consultants, related to the development of new software products, significant enhancements to existing software products, and the portion of costs of development of internal use software required to be expensed, and are charged to operations as incurred with the exception of those software development costs that are required to be capitalized.

Income Taxes

The Company accounts for income taxes using the liability method which requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of the Company’s assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Foreign Currency Translation

The Euro has been determined to be the functional currency for the Company’s European operations and local currencies have been determined to be the functional currencies for the Company’s Asian operations. Foreign exchange gains and losses, which result from the process of remeasuring foreign currency financial statements into U.S. Dollars, are included in other income (expense), net in the Company’s Consolidated Statements of Operations. Foreign exchange gains and losses which result from the translation of foreign currency financial statements into U.S. Dollars where the local currency is the functional currency are included in other comprehensive income, which is a separate component of stockholders’ equity. Net foreign exchange gains (losses) were $397,000, ($63,000), and ($121,000) for the years ended February 28, 2002, February 28, 2001 and February 29, 2000, respectively.

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

The Company performs ongoing credit evaluations to reduce credit risk and requires no collateral from its customers. Management estimates the allowance for uncollectible accounts based on their historical experience and credit evaluation. Accounts receivable from one customer comprised 25% of net receivables as of February 28, 2001. No individual customer accounted for more than 10% of the Company’s accounts receivable as of February 28, 2002.

Sales to one distributor comprised 10% and 17% of total revenue for the years ended February 28, 2001 and February 29, 2000, respectively. Hardware resales to the federal government comprised 11% of total revenue for the year ended February 29, 2000. No individual customer accounted for more than 10% of the Company’s revenue in the fiscal year ended February 28, 2002.

Cash Flows

The Company made cash payments for interest of $88,000, $66,000 and $149,000 for the years ended February 28, 2002, February 28, 2001 and February 29, 2000, respectively. The Company made cash payments of $0, $0 and $121,000 for income taxes during the years ended February 28, 2002, February 28, 2001 and February 29, 2000, respectively.

The Company acquired property and equipment through the assumption of capital lease obligations amounting to $2.5 million, $195,000 and $309,000 for the years ended February 28, 2002, February 28, 2001 and February 29, 2000, respectively.

Net Loss Per Common Share

The Company computes net loss per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” (“SFAS 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net loss per common share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss available to common stockholders per common share (“Diluted EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants and shares issuable upon conversion of outstanding mandatorily redeemable preferred stock. The calculation of net loss per share available to common stockholders does not include 8,816,080, 2,604,357, and 51,336,842 potential shares of common stock equivalents for the years ended February 28, 2002, February 28, 2001 and February 29, 2000, respectively, as their impact on net loss per share would be antidilutive.

Segment Reporting

Management identifies its operating segments primarily based on differences in the nature of its products and services and on geographical location. The Company’s operating segments are enterprise and embedded. These segments reflect the Company’s change in focus to two primary areas, UNIX to Linux migration opportunities in significant enterprises and delivering complete solutions for the embedded system market. All previous periods have been revised to reflect this change. Performance of these segments is evaluated based on their respective gross margins as disclosed in the Company’s Consolidated Statements of Operations.

Management evaluates the Company’s assets and operating expenses on a consolidated basis only. Accordingly, no information has been provided and no allocations have been made related to segment assets.

The Company has international sales offices in the United Kingdom, Ireland, Germany, Hong Kong, Australia, Japan, and Korea. The following disclosure aggregates individually immaterial international operations and separately discloses the significant international operations at and for the years ended February 28, 2002, February 28, 2001, and February 29, 2000 (in thousands):

	North America	Europe	Asia Pacific and Japan	Total

	Year Ended February 28, 2002

Revenues from unaffiliated customers	$55,546	$11,597	$11,767	$78,910
Net loss available to common stockholders	$(141,287)	$1,385	$(314)	$(140,216)
Total assets	$357,708	$8,337	$3,820	$369,865

	Year Ended February 28, 2001

Revenues from unaffiliated customers	$61,598	$10,727	$9,284	$81,609
Net loss available to common stockholders	$(79,400)	$(4,389)	$(2,926)	$(86,715)
Total assets	$493,541	$7,334	$4,377	$505,251

	Year Ended February 29, 2000

Revenues from unaffiliated customers	$43,718	$4,230	$6,433	$54,381
Net loss available to common stockholders	$(38,713)	$(2,203)	$(1,511)	$(42,509)
Total assets	$427,642	$5,643	$1,577	$434,861

General and Administrative—Mergers and Acquisition Expense

General and administrative—mergers and acquisition expense primarily consists of severance and related expenses incurred in connection with redundancies identified pursuant to mergers and acquisitions completed by the Company, as well as, the costs of certain individuals within the Company who are dedicated to seeking out and identifying potential acquisition candidates. In addition to this, general and administrative—mergers and acquisition expense includes legal costs incurred related to acquisitions accounted for under the pooling of interests method of accounting.

Comprehensive Income

The Company’s items of other comprehensive income (loss) are comprised of an unrealized gain (loss) on investments in marketable securities of ($2.0) million, $1.9 million and ($576,000) and a foreign currency translation adjustment of ($891,000), ($1.1) million and $60,000 during years ended February 28, 2002, February 28, 2001 and February 29, 2000, respectively.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). These standards become effective for fiscal years beginning after December 15, 2001. Beginning in the first quarter of fiscal 2003, goodwill will no longer be amortized but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. The new rules also require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after June 30, 2001 will not be amortized. Goodwill existing at June 30, 2001, has been amortized through the end of the Company’s fiscal 2002. Through the end of fiscal 2002, the Company will test goodwill for impairment using the current method, which uses an undiscounted cash flow test. During fiscal 2003, the Company will begin to test goodwill for impairment under the new rules, applying a fair-value-based test. Based on acquisitions completed as of June 30, 2001, application of the goodwill non-amortization provisions of these rules is expected to result in a material decrease in losses in fiscal 2003.

NOTE 3—Business Combinations

In January 2002, the Company completed the acquisition of $816,000 and $400,000 of net tangible and intangible assets, respectively, from an unrelated third party in return for the assumption of a capital lease obligation in the amount of $1.2 million. The acquisition of these assets was made in order to provide content management and enterprise collaboration tools to the Company’s suite of open source solutions.

In late February 2001, the Company completed a merger with Planning Technologies, Inc. (“PTI”) by exchanging 6,319,704 shares of its common stock for all of the outstanding common stock of PTI. In addition, approximately 2,414,927 outstanding PTI employee stock options were converted at the same exchange factor into options to purchase approximately 253,219 shares of the Company’s common stock.

The merger constituted a tax-free reorganization and has been accounted for using the pooling of interests method of accounting under Accounting Principles Board Opinion No. 16 (“APB 16”).

Prior to the merger, PTI’s fiscal year ended on December 31. In order to conform PTI’s year end with the fiscal year end of the Company, PTI’s results of operations for the months of January and February 2000 have been excluded from all periods presented. PTI’s net loss for the months of January and February 2000 was $1.6 million. A debit to accumulated deficit has been recorded to account for the effect of excluding the net loss of PTI for the months of January and February 2000, in the results of operations of the Company. Immaterial adjustments were made to conform PTI and the Company’s accounting policies. Certain reclassifications were made to PTI’s financial statements to conform to the Company’s presentation.

In connection with the merger, the Company recorded a charge of approximately $1.7 million to operating expenses for costs incurred related to the merger at the date the merger was completed. These merger costs consist primarily of $1.0 million in investment banking and filing fees and $0.7 million in costs of attorneys and accountants. Subsequent to February 28, 2001, the Company recorded an additional charge of approximately $1.4 million to operating expenses for costs incurred related to the merger. These additional merger costs consist primarily of $0.9 million in severance and other employee related costs, $0.5 million in costs to merge the information and accounting systems of Red Hat and PTI.

The results of operations for the separate companies and the consolidated amounts presented in the consolidated financial statements are as follows (in thousands):

	Year ended February 28, 2001	Year ended February 29, 2000
Subscription and services revenue
Red Hat	$77,951	$42,427
PTI	2,881	—
Hardware resale revenue
PTI	$777	$11,954

Net loss available to common stockholders
Red Hat	$(72,277)	$(39,925)
PTI	(14,438)	(2,584)

Consolidated	$(86,715)	$(42,509)

As a result of the fact that PTI was acquired in late February 2001, the results of operations above represent PTI’s results of operations prior to the date of the acquisition.

In January 2000, the Company completed a merger with Cygnus Solutions (“Cygnus”) by exchanging 10,867,966 shares of its common stock for all of the outstanding common and preferred stock of Cygnus. In addition, approximately 1,514,168 outstanding Cygnus employee stock options were converted at the same exchange factor into options to purchase approximately 2,380,722 shares of the Company’s common stock.

The merger constituted a tax-free reorganization and was accounted for using the pooling of interests method of accounting under APB 16. Accordingly, all financial statements for periods prior to January 2000 have been restated to include the results of operations, financial position and cash flows of Cygnus as though it had always been a part of the Company. Immaterial adjustments were made to conform the Company and Cygnus’ accounting policies. Certain reclassifications were made to Cygnus’ financial statements to conform to the Company’s presentation.

Prior to the merger, Cygnus’ fiscal year ended on June 30. In recording the business combination, Cygnus’ prior period financial statements have been restated to a year ended March 31, to be within a

90-day period of the Company’s fiscal year end. In order to fully conform Cygnus’ period end with the fiscal quarter end of the Company, in preparing the consolidated results of operations of the Company for the year ended February 29, 2000, the results of operations of Cygnus for the month of September 1999, have been included twice. Cygnus’ net loss for the month of September 1999 was $981,314. A credit to accumulated deficit has been recorded to remove the effect of including the net loss of Cygnus for the month of September 1999, in the results of operations of the Company more than once.

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

In March 2000, PTI acquired Enterprise Network Systems, Inc. (“ENS”), an indirect wholly-owned subsidiary of iGate Capital Corporation, an unrelated corporation, in a transaction accounted for as a purchase. In connection with this transaction, PTI issued 3,156,036 shares of its common stock valued at $32.3 million in exchange for certain ENS assets with a fair value of approximately $175,000 and $5.5 million in cash. PTI recorded goodwill of $26.6 million, which represented the excess of the purchase price over the fair value of the assets acquired. Pursuant to the Company’s plan to dispose of its network consulting operations, the remaining unamortized balance of goodwill was written off in fiscal year 2002 (See NOTE 4).

In May 2000, the Company acquired all of the outstanding common stock of Bluecurve, Inc. (“Bluecurve”) in exchange for the issuance of 972,083 shares of the Company’s common stock and the assumption of all of the outstanding Bluecurve stock options valued, in the aggregate, at $33.2 million, plus the assumption of $1.0 million in net liabilities. The acquisition of Bluecurve has been accounted for using the purchase method of accounting in accordance with APB 16 and, accordingly, the excess of purchase price over the fair values of the net assets acquired of $34.2 million has been recorded as goodwill, which is being amortized on a straight-line basis over three years. Pursuant to the Company’s restructuring plan, the remaining unamortized balance of goodwill was written off in fiscal year 2002 (See NOTE 10).

In July 2000, the Company completed the acquisition of all of the outstanding common stock of WireSpeed Communications Corporation (“WireSpeed”) in exchange for the issuance of 1,461,119 shares of the Company’s common stock, and the assumption of all of the outstanding WireSpeed stock options valued, in the aggregate, at $35.8 million, plus the assumption of $741,525 in net liabilities. The acquisition of WireSpeed has been accounted for using the purchase method of accounting in accordance with APB 16 and, accordingly, the excess of purchase price over the fair values of the net assets acquired of $36.6 million has been recorded as goodwill, which is being amortized on a straight-line basis over three years. An additional $4.0 million in goodwill was recorded during the year ended February 28, 2001 upon satisfaction of certain performance objectives.

In September 2000, the Company completed the acquisition of all of the outstanding common stock of C2Net Software, Inc. (“C2Net”) in exchange for the issuance of 954,357 shares of the Company’s common stock, and the assumption of all of the outstanding C2Net stock options. The fair value of the shares and stock options issued for vested stock options of C2Net, together with the intrinsic value of stock options issued for unvested stock options of C2Net amounted to $42.8 million, plus the assumption of $1.8 million in net liabilities. The acquisition of C2Net has been accounted for using the purchase method of accounting in accordance with APB 16 and, accordingly, the excess of purchase price over the fair values of the net assets acquired of $28.7 million has been recorded as goodwill, which is being amortized on a straight-line basis over three years, and $15.9 million has been recorded as deferred compensation in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation—an interpretation of APB Opinion No. 25” (“FIN 44”), which is being amortized over the remaining vesting period of the related stock options, which averages approximately three years.

In January 2001, the Company completed the acquisition of all of the outstanding common stock of Akopia, Inc. (“Akopia”) in exchange for $500,000 in cash and 722,009 shares of the Company’s common stock, which were purchased at a cost of $6.4 million as treasury stock and immediately reissued in conjunction with the acquisition, and the assumption of all of the outstanding Akopia stock options. Treasury stock issued in this transaction is netted in common stock issued for acquisitions on the Consolidated Statements of Stockholders’ Equity (Deficit). The fair value of the cash, shares and stock options issued for vested stock options of Akopia, together with the intrinsic value of stock options issued for unvested stock options of Akopia amounted to $7.6 million, plus the assumption of $691,364 in net liabilities. The acquisition of Akopia has been accounted for using the purchase method of accounting in accordance with APB 16 and, accordingly, the excess of purchase price over the fair values of the net assets acquired of $7.6 million has been recorded as goodwill, which is being amortized on a straight-line basis over three years, and $689,437 has been recorded as deferred compensation in accordance with FIN 44, which is being amortized over the remaining vesting period of the related stock options, which averages approximately three years. Pursuant to the Company’s restructuring plan, the remaining unamortized balance of goodwill was written off in fiscal year 2002 (See NOTE 10).

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the years ended February 28, 2001 and February 29, 2000 as if the acquisitions of HKS, Bluecurve, WireSpeed, C2Net and Akopia had occurred on March 1, 2000 and March 1, 1999, respectively, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisition actually taken place on March 1, 2000 and March 1, 1999 and may not be indicative of future operating results (in thousands):

	Year ended February 28, 2001	Year ended February 29, 2000
Revenue	$104,840	$66,504
Net loss	$(103,019)	$(103,243)
Net loss per common share, basic and diluted	$(0.62)	$(0.96)

NOTE 4—Discontinued Operations

During January, 2002, the Company adopted a formal plan to discontinue its network consulting operations. Accordingly, the network consulting operations were accounted for as a discontinued operation beginning with the fiscal year 2000 consolidated financial statements. The Company completed the disposal of the network consulting operations in February 2002 through termination of associated employees. Loss on disposal of discontinued operations of $10.3 million in fiscal year 2002 included the write-off of goodwill recorded in the acquisition of ENS of $9.6 million, severance and related costs of $0.4 million, and a provision against accounts receivable of $0.3 million. Network consulting revenues were $8.7 million, $21.8 million and $10.4 million during the years ended February 28, 2002, February 28, 2001 and February 29, 2000, respectively. The net assets of the network consulting operations included in the accompanying Consolidated Balance Sheets as of February 28, 2002 were primarily comprised of $1.0 million and $0.4 million of accounts receivable and accrued employee severance and termination benefits, respectively.

NOTE 5—Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The activity in the Company’s allowance for doubtful accounts for the years ended February 28, 2002, February 28, 2001 and February 29, 2000 is presented in the following table (in thousands):

	Balance at beginning of period	Charged to income or expense (b)	Deductions (a)	Balance at end of period
2000	$290	$768	$(311)	$747
2001	$847	$2,689	$(1,701)	$1,835
2002	$1,835	$1,533	$(2,231)	$1,137

(a)	Represents amounts written-off as uncollectible accounts receivable.
(b)	Excludes $100,000 charged to expense by PTI during January and February 2000.

NOTE 6—Property and Equipment

The Company’s property and equipment consisted of the following (in thousands):

	February 28, 2002	February 28, 2001
Computer equipment	$16,977	$13,119
Software, including software developed for internal use	10,595	7,034
Furniture and fixtures	5,432	1,648
Leasehold improvements	2,342	2,142

	35,346	23,943
Less: accumulated depreciation	(14,947)	(9,352)

	$20,399	$14,591

Depreciation expense was $5.5 million, $5.2 million, and $3.1 million for the years ended February 28, 2002, February 28, 2001 and February 29, 2000, respectively.

NOTE 7—Goodwill and Intangible Assets

Goodwill and intangible assets were comprised of the following (in thousands):

	February 28, 2002	February 28, 2001
Goodwill and intangibles—Akopia	$—	$7,631
Goodwill and intangibles—C2Net	28,704	28,704
Goodwill and intangibles—WireSpeed	40,617	40,617
Goodwill and intangibles—Bluecurve	—	34,245
Goodwill and intangibles—ENS	—	26,604
Goodwill and intangibles—HKS	—	57,771
Goodwill and intangibles—other acquisitions	2,114	1,810
Web site domain names	2,016	2,016
Other	1,109	877

	74,560	200,275
Less: accumulated amortization	(39,101)	(52,878)

	$35,459	$147,397

During the year ended February 28, 2002, the Company wrote-off $58.6 million in goodwill, including $9.6 million from disposal of discontinued operations and $49.0 million related to the Company’s restructuring in August 2001, associated with acquisitions completed in prior years. The Company’s decision not to pursue technologies under development by acquired companies led to operating results that were less than had been anticipated at the time of the Company’s acquisitions. In accordance with the Company’s policy, management assessed the recoverability of goodwill using a cash flow projection based on the remaining amortization period of the underlying goodwill. Based on this projection, the cumulative cash flow over the remaining amortization period was insufficient to fully recover the goodwill resulting in the impairment loss. No impairments were required to be recognized during the years ended February 28, 2001 and February 29, 2000. Goodwill and intangible assets amortization expense was $54.2 million, $49.8 million, and $3.1 million for the years ended February 28, 2002, February 28, 2001 and February 29, 2000, respectively.

NOTE 8—Other Assets

Other assets were comprised of the following (in thousands):

	February 28, 2002	February 28, 2001
Cost basis investments	$3,750	$8,000
Notes receivable	125	579
Security deposits	689	366
Other	293	80

	$4,857	$9,025

The Company recorded a non-cash write-down of $4.3 million in cost basis investments of non marketable equity securities. Fair value for non-marketable equity securities is estimated based on prices recently paid for shares in that company, as well as changes in market conditions. The estimated fair values are not necessarily representative of the amounts that the Company could realize in a current transaction.

NOTE 9—Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable at February 28, 2002 and February 28, 2001 approximated their fair value due to the short-term nature of these items.

The fair value of the Company’s short-term and long-term investments at February 28, 2002 and February 28, 2001, differed from their historical cost by ($739,000) and $1.3 million, respectively. The Company had realized gains on investments of approximately $1.1 million, $58,000, and $0 during the years ended February 28, 2002, February 28, 2001 and February 29, 2000, respectively. Following is a summary of the historical cost, unrealized gain (loss) and fair values of the Company’s investments at February 28, 2001 and February 29, 2000, (in thousands):

	February 28, 2002
	Cost	Unrealized Gain	Fair Value
Short-term corporate debt and equity securities	$40,593	$335	$40,928

Long-term corporate debt and equity securities	167,428	(1,123)	166,305
Long-term government debt and equity securities	24,227	49	24,276

	191,655	(1,074)	190,581

	$232,248	$(739)	$231,509

	February 28, 2001
	Cost	Unrealized Gain	Fair Value
Short-term corporate debt and equity securities	$31,104	$168	$31,272
Short-term government debt and equity securities	31,592	47	31,639

	62,696	215	62,911

Long-term corporate debt and equity securities	86,508	909	87,417
Long-term government debt and equity securities	66,987	153	67,140

	153,495	1,062	154,557

	$216,191	$1,277	$217,468

NOTE 10—Restructuring Charge

In fiscal year 2002, the Company recorded restructuring charges of $56.1 million. This restructuring charge was primarily due to a sharpening of the Company’s focus on UNIX to Linux migration opportunities in significant enterprises. As a result, the Company terminated certain employees of PTI and all employees of Hell’s Kitchen Systems and Akopia during fiscal 2002 as these technologies were aimed at the small and medium business market. In total, the Company terminated 160 employees. Restructuring charges consist of an impairment of $49.3 million in the carrying value of goodwill and intangibles related to acquisitions made in prior periods, various facility closings, and $5.7 million in severance and related expenses.

With the exception of continued lease payments for certain of the closed facilities and severance to be paid to certain individuals winding down restructured elements of the business, all restructuring actions were substantially completed in fiscal year 2002.

Details of the restructuring charge are as follows (in thousands):

	Original Restructuring Charge	Used in Fiscal Year 2002	Year-End Balance
Writedown of intangible assets, including goodwill	$49,311	$(49,311)	$—
Employee severance and termination benefits	5,707	(4,084)	1,623
Facility exit costs	1,104	(981)	123

Total	$56,122	$(54,376)	$1,746

NOTE 11—Accrued Expenses

Accrued expenses were comprised of the following (in thousands):

	February 28, 2002	February 28, 2001
Wages and other compensation	$4,690	$6,969
Trade	2,138	4,922
Restructuring	1,746	—
Idle-facility charge	1,533	1,932
Taxes	373	809
Other	555	1,284

	$11,035	$15,916

NOTE 12—Income Taxes

The components of the Company’s provision for income taxes consisted of the following (in thousands):

	February 28, 2002	February 28, 2001	February 29, 2000
Current:
Foreign	$—	$267	$272
Federal	—	—	—
State	—	—	22

Current tax expense	—	267	294
Deferred:
Foreign	—	—	—
Federal	—	—	(118)
State	—	—	(13)

Deferred tax expense	—	—	(131)
Net provision for income taxes	—	$267	$163

The provision for income taxes in all periods primarily relates to foreign withholding taxes on foreign revenues earned by a U.S. Company. These withholding taxes paid may be creditable against U.S. Federal income taxes in future periods.

Significant components of the Company’s deferred tax assets and liabilities at February 28, 2002 and February 28, 2001, consisted of the following (in thousands):

	February 28, 2002	February 28, 2001
Deferred Tax Assets:
Domestic net operating loss carryforwards	$25,499	$11,553
Foreign net operating loss carryforwards	2,965	3,497
Accounts receivable	386	1,075
Allowance for inventory obsolescence	52	105
Other accruals and liabilities	1,823	387
Intangibles	640	640
Research and development credit	1,452	1,452
Foreign tax credit	1,053	1,053
Compensation-related accruals	11,971	9,305
Total deferred tax assets	45,841	29,067
Valuation allowance for deferred tax assets	(45,298)	(28,532)

Deferred tax assets	543	535
Deferred Tax Liabilities:
Fixed and intangible assets	543	535

Total deferred tax liabilities	543	535
Net deferred taxes	$—	$—

As of February 28, 2002 and February 28, 2001, the Company provided a full valuation allowance against its net deferred tax assets since realization of these benefits cannot be reasonably assured. An increase in the valuation allowance was recorded during the years ended February 28, 2002 and February 28, 2001 to reserve the increase in total deferred tax assets during such periods due to uncertainty of realizability.

As of February 28, 2002, the Company had Federal and state net operating loss carryforwards of approximately $68.3 million and $57.7 million, respectively. These net operating loss carryforwards expire in varying amounts beginning in 2011 and 2002 for Federal and state income tax purposes, respectively. The utilization of the Federal net operating loss carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code. If the Company’s utilization of its net operating loss carryforwards is limited and the Company has taxable income which exceeds the permissible yearly net operating loss utilization, the Company would incur a Federal income tax liability even though its net operating loss carryforwards exceed its taxable income.

The Company’s foreign net operating loss carryforwards expire in varying amounts beginning in 2005. The Company’s research and development credits begin to expire in varying amounts beginning in 2009.

Taxes computed at the statutory Federal income tax rate of 34% are reconciled to the provision for income taxes for the years ended February 28, 2002, February 28, 2001 and February 29, 2000 as follows (in thousands):

	Year Ended February 28, 2002	Year Ended February 28, 2001	Year Ended February 28, 2000
Effective rate	0.0%	0.0%	0.0%
United States Federal tax benefit at statutory rate	$(44,155)	$(29,393)	$(14,370)
State tax benefit (net of Federal tax)	(1,856)	(987)	(1,125)
Foreign taxes	—	371	326
Change in valuation reserves	16,766	11,629	10,936
Research and development tax credit	—	(325)	(318)
Foreign tax credit	—	—	(168)
Acquisition related expenses	29,221	18,238	4,114
Nondeductible items	24	734	768

Provision for income taxes	$—	$267	$163

NOTE 13—Short Term Payable

In August 2001, Red Hat Inc. obtained a $10.0 million line of credit from a financial institution to use to meet the Company’s working capital needs. Borrowings under this line of credit bear interest at the 30-day LIBOR rate plus 1.00% (2.87% at February 28, 2002). The line expires in August 2002 and is secured by an amount of the Company’s investments in debt securities equal to the outstanding balance on the line of credit which is held in an investment account managed by this financial institution . At February 28, 2002, the entire balance of the line of credit was outstanding.

PTI had a $750,000 line of credit with a financial institution that expired on May 31, 2000. The financial institution had been extending the terms of the loan on a monthly basis and amounts outstanding under this note were due upon demand and thus are classified as a current liability. Borrowings under the line of credit bore interest at the 30 day commercial paper rate plus 3.15% (8.91% at February 29, 2000) and were collateralized by certain assets of PTI. At February 28, 2002 and February 28, 2001 there was no outstanding balance on this line of credit.

In connection with the acquisition of ENS (see NOTE 3), PTI obtained a line of credit from ENS’s former parent. Under the terms of the line of credit, PTI could borrow up to $10.0 million. Borrowings under this line of credit bore interest at the rate obtained by the lender to secure these funds plus 0.25% (8.82% at February 28, 2001) and are collateralized by certain assets of PTI. During the year ended February 28, 2001, PTI made borrowings totaling $5.5 million under this line of credit. At February 28, 2001, $2.8 million was outstanding under this line of credit, all of which was repaid in March 2001. This line of credit was cancelled by the Company.

NOTE 14—Mandatorily Redeemable Preferred Stock

At February 28, 1999, the Company had authorized and issued 6,801,400, 8,116,550 and 1,027,388 shares of Series A, Series B and Series C mandatorily redeemable preferred stock, respectively. In March and April 1999, the Company had additional closings of the Series C mandatorily redeemable preferred stock financing in which the Series C Investors purchased 1,027,388 shares of Series C mandatorily redeemable preferred stock for $3.2 million, or $3.141 per share. The shares of Series A, Series B and Series C mandatorily redeemable preferred stock had a par value of $0.0001 per share.

All outstanding shares of Series A, Series B and Series C mandatorily redeemable preferred stock automatically converted into 67,890,904 shares of common stock, at the then effective conversion rate, upon the closing of the Company’s initial public offering of common stock in August 1999.

The Series A, Series B and Series C mandatorily redeemable preferred stock were initially recorded at the total net proceeds received by the Company upon issuance. The difference between the total net proceeds at issuance of $12.1 million and the total redemption price of $14.4 million was being charged to accumulated deficit over the period from issuance until redemption was to first become available. The amount of accretion recognized during each period was determined by using the effective interest rate method. The Company recognized $82,000 and $39,000 in accretion for the years ended February 29, 2000 and February 28, 1999, respectively. The Company had no outstanding mandatorily redeemable preferred stock prior to the year ended February 28, 1999.

Cygnus Series B Mandatorily Redeemable Preferred Stock

Cygnus had authorized 1,042,000 shares of Series B mandatorily redeemable preferred stock at February 28, 1999. On January 27, 1997, Cygnus entered into a purchase agreement with several investors (the “Cygnus Series B Investors”). In connection with this agreement, the Company issued 1,042,000 shares of Series B preferred stock for $6.3 million or $6.00 per share. On January 7, 2000, simultaneous with the closing of the merger between the Company and Cygnus, the Cygnus Series B preferred stock converted into 1,638,520 shares of the Company’s common stock.

NOTE 15—Common and Preferred Stock

Common Stock

The Company has authorized 300,000,000 shares of common stock with a par value of $0.0001 per share. Holders of these shares have one vote per share. Upon the dissolution, liquidation or winding up of the Company, holders of common stock will be entitled to receive the assets of the Company after satisfaction of the preferential rights of the outstanding preferred stock or any other outstanding stock ranking on liquidation senior to or on parity with the common stock.

The Company purchased 1,937,900 shares of its common stock during the fiscal year ended February 28, 2002 at an aggregate cost of $6.7 million. This amount is recorded as treasury stock on the Company’s Consolidated Balance Sheets.

In January 2001, the Company purchased 722,009 shares of its common stock at a total cost of $6.4 million. These shares were all reissued in the acquisition of Akopia on January 17, 2001.

On each of August 11, 1999 and January 7, 2000, the Company effected two-for-one stock splits of its common stock. All common share and per common share information in the accompanying consolidated financial statements and related notes have been restated to reflect these stock splits.

On August 16, 1999, the Company closed its initial public offering of 13,800,000 shares of its common stock at a price of $7.00 per share. The Company received proceeds from this offering of $88.5 million, net of $8.1 million in offering costs.

On February 9, 2000, the Company closed a secondary public offering of 2,750,000 shares of its common stock at a price of $95.00 per share. The Company received proceeds from this offering of $248.6 million, net of $12.7 million in offering costs.

Preferred Stock

At February 28, 2002, the Company has authorized 5,000,000 shares of preferred stock with a par value of $0.0001 per share. No shares of preferred stock were outstanding at February 28, 2002 and February 28, 2001.

Cygnus Preferred Stock

Cygnus had authorized 7,798,180 shares of Series A preferred stock at February 28, 1999. On January 15, 1997, Cygnus converted 5,882,633 outstanding shares of common stock to Series A preferred stock. In addition, 914,493 Series A preferred shares were issued from exercise of options by employees to purchase Cygnus Series A preferred stock. All outstanding Cygnus Series A preferred stock was converted into 6,318,219 shares of the Company’s common stock on January 7, 2000, the closing date of the merger between Red Hat and Cygnus.

In March and June 1999, Cygnus entered into purchase agreements with several investors, whereby, 1,233,715 shares of Cygnus Series C preferred stock were sold for $9.50 per share, or net proceeds of $11.7 million. All outstanding Cygnus Series C preferred stock was converted into 1,233,715 shares of the Company’s common stock on the closing date of the merger between the Company and Cygnus.

PTI Preferred Stock

PTI had authorized 10,000,000 shares of Series A Convertible Preferred Stock (“PTI Preferred Stock”). Each share of PTI Preferred Stock was convertible into one share of PTI common stock or .0974021 shares of the Company’s common stock after adjustment for the exchange ratio. On June 22, 1999, PTI sold 4,761,905 shares of PTI Preferred Stock at $1.68 per share for net proceeds of $7.9 million, to certain investors, pursuant to a Stock Purchase Agreement (“Agreement”). In conjunction with the Agreement, certain shareholders of PTI also exchanged 1,190,476 shares of PTI common stock for an equal number of shares of PTI Preferred Stock and subsequently sold these shares to the investors. Under the terms of the Agreement, an additional 4,047,619 shares of PTI Preferred Stock were placed in an escrow account. These shares would be released to the investors if PTI did not achieve certain revenue levels. In March 2000, 3,632,346 of these shares were released to the investors. At the time of PTI’s acquisition of ENS, all shares of PTI Preferred Stock converted into 10,000,000 shares of PTI’s common stock.

NOTE 16—Stock Options and Warrants

Stock Options

The Company has two stock options plans that provide for the granting of either incentive stock options or non-qualified stock options (1998 and 1999 plans). As of February 28, 2002, 32,508,519 shares of common stock were reserved for issuance upon exercise of options granted to any employee, officer or director or consultant of the Company at terms and prices to be determined by the Board of Directors. The plans provide that the purchase price per share for each non-qualified option should be set by the Board of Directors on the date of grant. The purchase price per share for each Incentive Stock Option (ISO) shall not be less than the fair market value of the common stock on the date of grant. The maximum term for an option granted is ten years from the date of grant. Options granted under the plans generally vest 25% upon completion of one full year of service and 6.25% on the first day of each subsequent three-month period. Under the 1998 plan, all options are immediately exercisable upon grant into restricted shares of the Company’s common stock with the same vesting provisions as the original option. The Company, at its option, may repurchase these restricted shares at the original purchase price under certain circumstances. No additional options may be granted under the 1998 plan.

PTI Stock Option Plans

Effective August 7, 1997 and June 1, 1998, PTI implemented two incentive stock option plans (the “Plans”). Under the Plans, the exercise price of incentive stock options granted to key employees was required to be not less than the fair market value of the shares on the grant date. The options are exercisable ratably from a vesting start date designated by the Board of Directors over a three to four year vesting period. The Plans also provide for stock appreciation rights and stock bonus awards. No such awards have been granted under the Plans. In addition, the Plans provide the Company the right of first refusal, with no time restrictions, to repurchase shares if the employee ceases to be employed for any reason. Accordingly, the Company recognizes adjustments to deferred compensation for changes in the difference between the exercise prices of the stock options granted and the fair market value of the common stock at each balance sheet date. Deferred compensation is presented as a component of stockholders’ equity in the accompanying Consolidated Balance Sheets and is amortized over the vesting period of the stock options.

Cygnus Stock Option Plans

In March 1997, Cygnus’s Board of Directors adopted the 1997 Cygnus Stock Plan. The provisions of the 1997 Cygnus Stock Plan provided for incentive stock options to be issued to employees and nonstatutory stock options and stock purchase rights to be issued to employees and consultants.

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

In May 1998, Cygnus’s Board of Directors adopted the 1998 Cygnus Executive Stock Plan (the “1998 Plan”) and 959,025 shares of common stock were reserved for issuance under the 1998 Plan. In January 1999, Cygnus authorized an additional 613,451 shares for issuance under this plan, for a total of 1,572,476 shares.

All of Cygnus outstanding stock options were converted into 2,380,772 options to purchase the Company’s common stock on the closing date of the merger between the Company and Cygnus.

Combined Stock Option Activity

The activity for the stock option plans for the years ended February 28, 2002, February 28, 2001 and February 29, 2000 is presented in the following table:

	Shares Underlying Options	Weighted Average Exercise Price Per Share
Outstanding at February 28, 1999	12,033,154	$0.64
Granted	11,737,975	11.26
Exercised	(7,455,030)	.51
Forfeited	(1,208,868)	3.63

Outstanding at February 29, 2000	15,107,232	8.97
Granted	8,173,849	18.91
Exercised	(2,743,908)	1.94
Forfeited	(3,181,390)	23.02

Outstanding at February 28, 2001	17,355,783	12.07
Granted	11,514,134	4.78
Exercised	(1,015,039)	2.49
Forfeited	(3,294,746)	11.21

Outstanding at February 28, 2002	24,560,132	$9.17

The Company recorded deferred compensation of ($120,000), ($447,000), and $6.7 million during the years ended February 28, 2002, February 28, 2001 and February 29, 2000, respectively, to reflect the difference between the aggregate market value of the underlying shares of stock and the exercise price of all stock options granted with an exercise price below the fair value of the Company’s common stock at the date of the grant, and stock options granted under PTI stock option plans. Deferred compensation in the year ended February 28, 2002 is offset by $2.4 million of reductions to record the termination of employees prior to complete vesting of stock options for which deferred compensation was originally recorded and $21.3 million of reductions to record the termination of employees prior to satisfaction of employment requirements pursuant to certain acquisitions. In addition, the Company recorded $3.5 million in deferred compensation during the year ended February 28, 2002 related to a restricted stock award granted to an officer of the Company. This restricted stock award vests ratably over a period of two years and is reflected in the above combined stock option activity. Amortization of deferred compensation totaled $9.8 million, $15.5 million and $5.6 million during the years ended February 28, 2002, February 28, 2001 and February 29, 2000, respectively.

The following summarizes information about the Company’s stock options at February 28, 2002:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.00-$ 13.40	19,884,639	8.1	$3.46	8,635,106	$1.33
$ 13.40-$ 26.79	2,434,853	7.8	$20.93	1,034,353	$20.98
$ 26.79-$ 40.19	1,498,439	8.1	$27.76	601,193	$28.26
$ 40.19-$ 53.59	241,210	7.0	$42.83	131,919	$42.85
$ 53.59-$ 66.98	13,100	8.0	$55.75	5,730	$55.75
$ 66.98-$ 80.38	117,200	7.1	$73.46	61,100	$73.51
$ 80.38-$ 93.78	14,400	7.9	$92.50	7,200	$92.50
$ 93.78-$107.18	16,506	7.8	$101.79	8,939	$101.79
$107.18-$120.57	174,725	7.8	$108.50	90,124	$108.50
$120.57-$133.97	165,060	7.3	$133.97	82,780	$133.97

	24,560,132	8.1	$9.17	10,658,444	$7.79

Stock Warrants

On October 10, 1995, the Company issued warrants, which are equivalent to nonqualified stock options, to purchase 7,480,800 shares of common stock to three of its employees with an exercise price of $0.0001 per share. The warrants vested 25% annually on each May 1, beginning May 1, 1996 and ending May 1, 1999. The warrants terminate upon death, permanent disability, termination of employment or May 1, 2006. The Company and certain founding shareholders have a right of first refusal to purchase the warrant shares on the same terms as a proposed purchaser and a right to purchase the shares upon the death, disability, or termination of employment of the employee. Upon the death, disability, or termination without cause of the employee, the purchase price shall be 80% of the fair market value of the Company’s common stock as determined by the Board of Directors. If the employee is terminated for cause, the purchase price shall be 80% of the lesser of the book value or the fair market value of the Company’s common stock.

The activity for the stock warrants is presented in the following table:

	Year Ended February 28, 2002		Year Ended February 28, 2001		Year Ended February 29, 2000
	Shares Underlying Warrants	Weighted Average Exercise Price Per Share	Shares Underlying Warrants	Weighted Average Exercise Price Per Share	Shares Underlying Warrants	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	969,900	$.0001	3,614,900	$.0001	6,774,900	$.0001
Exercised	(969,900)	$.0001	(2,645,000)	$.0001	(3,160,000)	$.0001

Outstanding at end of year	0	$.0001	969,900	$.0001	3,614,900	$.0001
Exercisable at end of year	0	$.0001	969,900	$.0001	3,614,900	$.0001

SFAS 123 requires the Company to disclose pro forma information regarding stock option grants and warrants issued to its employees. SFAS 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company’s Consolidated Statement of Operations, because APB 25 specifies that no compensation charge arises when the exercise price of employees’ stock options and warrants equal the market value of the underlying stock at the grant date, as in the case of options and warrants granted to the Company’s employees. The fair value of options and warrants was estimated using the following assumptions for the years ended February 28, 2002, February 28, 2001 and February 29, 2000:

	Year Ended February 28, 2002	Year Ended February 28, 2001	Year Ended February 29, 2000
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	4.46%	5.75%	5.85%
Expected volatility	102.08%	120.02%	129.96%
Expected life (in years)	5	5	5

Had the Company accounted for its stock option plan and stock warrants by recording compensation expense based on the fair value at the grant date on a straight-line basis over the vesting period, stock-based compensation costs would have increased net loss available to common stockholders by $60.4 million, $89.7 million and $106.9 million for the years ended February 28, 2002, February 28, 2001 and February 29, 2000, respectively. The pro forma effect on basic and diluted earnings per common share would have been a reduction of $0.36, $0.54 and $1.04 for the years ended February 28, 2002, February 28, 2001 and February 29, 2000, respectively.

The weighted average estimated fair value of employee stock options granted was $4.78, $18.20, and $10.31 per share during the years ended February 28, 2002, February 28, 2001 and February 29, 2000, respectively.

NOTE 17—Commitments and Contingencies

As of February 28, 2002, the Company leased office space and certain equipment under various non-cancelable operating and capital leases. Future minimum lease payments required under the operating and capital leases at February 28, 2002 are as follows (in thousands):

	Operating Leases	Capital Leases
2003	$5,411	$1,206
2004	4,775	896
2005	3,450	662
2006	3,103	129
2007	2,866	—
Thereafter	34,194	—

Total minimum lease payments	$53,799	2,893
Less amount representing interest (at rates ranging from 8.0% to 9.6%)		(281)

Present value of net minimum lease payments		2,612
Less current portion		(1,049)

Long-term portion		$1,563

Rent expense under operating leases was $4.5 million, $3.7 million and $2.1 million for the years ended February 28, 2002, February 28, 2001 and February 29, 2000, respectively.

In June 2001, the Company entered into a financing arrangement with a bank for approximately $500,000, the proceeds of which were used to purchase certain networking equipment. This arrangement, which effectively functions as a loan, is secured by a certificate of deposit held at the bank for an equal amount. The financing arrangement has a term of four years and bears interest at a rate of 6% annually. At February 28, 2002, the outstanding balance under this financing arrangement was approximately $425,000. The certificate of deposit renews annually and allows for the amount therein to be reduced each year to correspond to the outstanding balance under the financing arrangement at the renewal date.

In September 2001, the Company entered into a $3.0 million master lease facility (the “Facility”) with a bank used to finance various equipment purchases made by the Company. The Facility has a term of one year and is secured by a marketable debt security with a fair value of $2.0 million as of February 28, 2002. Each separate lease under the Facility may have a term up to five years and incurs interest at a rate determined at the commencement of each separate lease schedule based on current money market conditions. At February 28, 2002, $2.0 million was outstanding under the Facility.

In January 2002, the Company assumed the lease obligations of an unrelated third party for an office building which serves as the Company’s headquarters. This lease terminates in June 2020. As compensation to the Company for assuming these obligations, the third party is paying rent on the Company’s behalf from the commencement of the sublease until February 2003, is allowing the Company the use of all furniture and fixtures, including building improvements, that were in the building at the time of the commencement of the sublease, and is paying the Company a certain monthly amount through October 2002, to offset the operating expenses of this building, all of which was valued in the aggregate at $5.9 million. As a result of receiving these economic inducements, the Company capitalized $3.6 million of furniture and fixtures on its balance sheet and recorded a long term deferred lease credit of $3.8 million. The furniture and fixtures are being depreciated over a period of seven years.

NOTE 18—Legal Proceedings

Planning Technologies, Inc. (“PTI”), a wholly-owned subsidiary of the Company acquired in February, 2001, along with its former directors and some of its former principal shareholders is a defendant in a suit brought by a former employee. The plaintiff asserts, among other things, breach of various employment agreements. PTI has filed an answer, affirmative defenses and counterclaims denying all liability and has filed a motion to dismiss which remains pending. All discovery in the matter is complete. The Company has been indemnified in this matter by the former PTI shareholders and further believes that that likelihood of a material loss is remote.

Commencing on or about March 29, 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. On August 8, 2001, Chief Judge Mukasey of the federal district court for the Southern District of New York issued an order that transferred all of the so-called IPO allocation actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings. The court has consolidated the actions by issuer, and the Red Hat actions have been consolidated into a single action. The plaintiffs contend that the defendants violated federal securities laws by issuing Registration Statements and Prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. No discovery has occurred to date, and no dispositive motions have been filed. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages. The Company believes these complaints are without merit and will defend itself vigorously in this matter. No assurance can be given, however, that this matter will be resolved in the Company’s favor.

NOTE 19—Employee Benefit Plans

401(k) Plan

The Company provides a retirement plan qualified under Section 401(k) of the Internal Revenue Code (“IRC”) of 1986, as amended. Participants may elect to contribute a portion of their annual compensation to the plan, after complying with certain limitations set by the IRC. Employees are eligible to participate in the plan who are over 21 years of age and have completed three months of service with Red Hat. If, however, an employee was employed by the Company prior to February 1999, the 401(k) plan covers such employee regardless of age or length of service. The Company has the option to make contributions to the plan but did not make any contributions to the plan for the years ended February 28, 2002, February 28, 2001 and February 29, 2000.

Employee Stock Purchase Plan

In 1999, the Company’s stockholders approved the 1999 Employee Stock Purchase Plan (the “Plan”), under which 1,500,000 shares of the Company’s common stock could be sold to employees. All full-time U.S. and certain non-U.S. employees are eligible to participate in the Plan. The Plan provides that participants may authorize the Company to withhold up to 10% of their earnings, on a semi-annual basis, to purchase shares of stock at a price equal to the lesser of 85% of the fair value of the stock as of the first business day of the period or the last business day of the period. The Plan will terminate at the earlier of the date that all 1,500,000 shares have been sold or at June 2, 2009. During the years ended February 28, 2002, February 28, 2001 and February 29, 2000, 161,025, 36,714 and 0 shares, respectively, of the Company’s common stock were sold under the Plan.

NOTE 20—Unaudited Quarterly Results

	Year Ended February 28, 2002
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except per share data)
Subscription and services revenue:
Subscription:
Enterprise	$9,044	$9,450	$8,547	$9,747
Embedded	1,017	1,440	1,448	1,607

Total subscription revenue	10,061	10,890	9,995	11,354
Services:
Open source services	7,126	6,274	5,519	5,435
Embedded development services	1,382	2,889	3,413	4,572

Total services revenue	8,508	9,163	8,932	10,007

Total subscription and services revenue	18,569	20,053	$18,927	21,361
Gross profit	12,181	12,777	12,593	12,817
Loss from continuing operations	(29,266)	(12,047)	(52,330)	(25,871)
Loss from discontinued operations	(2,637)	(3,009)	(3,020)	(1,689)
Loss on disposal of discontinued operations	(10,347)	—	—	—
Net loss	(42,250)	(15,056)	(55,350)	(27,560)
Earnings Per Share Data Basic and Diluted (b) (c):
Net loss from continuing operations	(0.17)	(0.07)	(0.31)	(0.15)
Discontinued operations:
Loss from discontinued operations	(0.02)	(0.02)	(0.02)	(0.01)
Loss on disposal of discontinued operations	(0.06)	(0.00)	(0.00)	(0.00)

Net loss	(0.25)	(0.09)	(0.33)	(0.16)
Weighted average shares outstanding	169,593	169,242	169,968	169,003

	Year Ended February 28, 2001
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except per share data)
Subscription and services revenue:
Subscription:
Enterprise	$10,093	$10,592	$8,487	$7,332
Embedded	1,697	2,298	2,203	2,436

Total subscription revenue	11,790	13,250	10,690	9,768
Services:
Open source services	4,909	4,528	3,991	2,574
Embedded development services	5,277	5,377	4,436	4,242

Total services revenue	10,186	9,905	8,427	6,816

Total subscription and services revenue	21,976	23,155	19,117	16,584
Hardware resale revenue(a)	—	228	99	449
Gross profit	12,994	13,589	10,490	8,681
Loss from continuing operations	(21,061)	(22,021)	(16,329)	(15,001)
Loss from discontinued operations	(3,159)	(3,046)	(3,677)	(2,421)
Loss on disposal of discontinued operations	—	—	—	—
Net loss	(24,220)	(25,067)	(20,006)	(17,422)
Earnings Per Share Data Basic and Diluted(b)(c):
Net loss from continuing operations	(0.12)	(0.13)	(0.10)	(0.09)
Discontinued operations:
Loss from discontinued operations	(0.02)	(0.02)	(0.02)	(0.02)
Loss on disposal of discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

Net loss	(0.14)	(0.15)	(0.12)	(0.11)
Weighted average shares outstanding	168,156	167,144	163,976	159,464

NOTE:    The quarterly financial data for the quarters presented above has been restated to remove the results of discontinued operations for all periods presented.

(a)	Hardware resale revenue represents PTI’s resale of computer hardware, software and peripherals. Beginning in fiscal year 2000, PTI discontinued its practice of reselling hardware products.

(b)
Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per common share.

(c)	All share and per share information has been retroactively restated to reflect the two-for-one splits of common stock (see NOTE 15).

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information under the Sections “Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” from the registrant’s definitive proxy statement for the annual meeting of stockholders to be held on August 1, 2002 (the “Proxy Statement”), which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant’s fiscal year ended February 28, 2002, is hereby incorporated by reference.

Item 11.    Executive Compensation

The information under the Sections “Compensation and Other Information Concerning Directors and Officers” and “Stock Performance Graph” from the Proxy Statement is hereby incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information under the Section “Securities Ownership of Certain Beneficial Owners and Management” from the Proxy Statement is hereby incorporated by reference.

Item 13.    Certain Relationships and Related Transactions

The information under the Sections “Compensation and Other Information Concerning Directors and Officers” and “Certain Relationships and Related Transactions” from the Proxy Statement is hereby incorporated by reference.

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-k.

(a)    The following documents are filed as part of this Report under “Item 8-Financial Statements and Supplementary Data”:

1.    Financial Statements:

2.    Financial Statement Schedules:

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3.    List of Exhibits:

Exhibit No.		Description of Exhibit

2.1
Agreement and Plan of Merger by and among the registrant, HKS Acquisition Corp., Hell’s Kitchen Systems, Inc., and certain shareholders of Hell’s Kitchen Systems, Inc. dated as of January 4, 2000 (incorporated by reference from Exhibit 2.2 to the registrant’s Registration Statement on Form S-1 (File no. 333-94775))

2.2
Stock Purchase Agreement, dated June 13, 2000, by and among Red Hat, Inc., WireSpeed Communications Corporation and Andrew Bailey, as Securityholder Agent (incorporated by reference from Exhibit 2.1 to the registrant’s Current Report on Form 8K dated July 27, 2000)

2.3
Amendment to Stock Purchase Agreement, dated July 27, 2000, by and among Red Hat, Inc., WireSpeed Communications Corporation and Andrew Bailey, as Securityholder Agent (incorporated by reference from registrant’s Current Report on Form 8K dated August 11, 2000)

3.1
Third Amended and Restated Certificate of Incorporation, as amended, of the registrant (incorporated by reference from Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 (File no. 333-94775))

3.2		Amended and Restated By-laws, as amended, of the registrant (incorporated by reference from Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 (File no. 333-94775))

4.1		Specimen certificate representing the common stock (incorporated by reference from Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 (File no. 333-80051))

10.1	*	Red Hat, Inc. 1998 Stock Option Plan, as amended (incorporated by reference from Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 (File no. 333-80051))

10.2	*	Red Hat, Inc. 1999 Stock Option and Incentive Plan (incorporated by reference from Exhibit 10.2 to the registrant’s Registration Statement on Form S-1 (File no. 333-80051))

10.3	*	Red Hat, Inc. 1999 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.3 to the registrant’s Registration Statement on Form S-1 (File no. 333-80051))

10.4
First Amended and Restated Investor Rights Agreement by and among the registrant and the Investors and Founders listed therein, dated as of February 25, 1999, as amended (incorporated by reference from Exhibit 10.7 to the registrant’s Registration Statement on Form S-1 (File no. 333-80051))

10.5	*
Non-Qualified Stock Option Agreement by and between the registrant and Matthew Szulik (incorporated by reference from Exhibit 10.9 to the registrant’s Registration Statement on Form S-1 (File no. 333-80051))

10.6	*
Incentive Stock Option Agreement by and between the registrant and Matthew Szulik (incorporated by reference from Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 (File no. 333-80051))

10.7	*
Non-Qualified Stock Option Agreement by and between the registrant and Timothy Buckley (incorporated by reference from Exhibit 10.11 to the registrant’s Registration Statement on Form S-1 (File no. 333-80051))

10.8	*
Incentive Stock Option Agreement by and between the registrant and Timothy Buckley (incorporated by reference from Exhibit 10.12 to the registrant’s Registration Statement on Form S-1 (File no. 333-80051))

10.9		GNU General Public License (incorporated by reference from Exhibit 10.13 to the registrant’s Registration Statement on Form S-1 (File no. 333-80051))

10.10	**
Escrow Agreement by and among the registrant and Lawrence Weidman, as Shareholder Representative, dated January 6, 2000 (incorporated by reference from Exhibit 99.3 to the registrant’s Current Report on Form 8-K dated January 6, 2000)

21.1		Subsidiaries of Red Hat, Inc.

23.1		Consent of PricewaterhouseCoopers LLP

24.1		Power of Attorney (included on signature page of Annual Report)

*	Indicates a management contract or compensatory plan, contract or management.
**	Confidential materials omitted and filed separately with the Securities and Exchange Commission

(b)    Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

By:	/s/ MATTHEW J. SZULIK
Matthew J. Szulik President and Chief Executive Officer

Date: May 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW J. SZULIK Matthew J. Szulik	Chief Executive Officer, President and Chairman of the Board of Directors (principal executive officer)	May 29, 2002

/s/ KEVIN B. THOMPSON Kevin B. Thompson	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	May 29, 2002

/s/ ROBERT F. YOUNG Robert F. Young	Director	May 29, 2002

/s/ EUGENE MCDONALD Eugene McDonald	Director	May 29, 2002

/s/ F. SELBY WELLMAN F. Selby Wellman	Director	May 29, 2002

/s/ WILLIAM S. KAISER William S. Kaiser	Director	May 29, 2002

/s/ MARYE ANNE FOX, PH.D. Marye Anne Fox, Ph. D.	Director	May 29, 2002