Form 10-Q
period 2002-05-31
RED HAT INC
filed 2002-07-12
CIK 1087423

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2002

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

As of May 31, 2002, there were 169,891,464 shares of common stock outstanding.

RED HAT, INC.

PART I—FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

RED HAT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands-except share amounts)

ASSETS

	May 31, 2002 (unaudited)	February 28, 2002
Assets:
Cash and cash equivalents	$40,431	$55,468
Investments in debt securities	62,079	40,928
Accounts receivable, net	15,336	12,919
Costs and estimated earnings in excess of billings	5,991	5,727
Inventory	1,201	885
Prepaid expenses and other assets	3,296	2,642

Total current assets	128,334	118,569
Property and equipment, net	20,251	20,399
Goodwill and intangibles, net	36,242	35,459
Investments in debt securities	184,047	190,581
Other assets, net	4,737	4,857

Total assets	$373,611	$369,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$6,630	$6,267
Accrued expenses	10,321	11,035
Deferred revenue	9,359	8,624
Short term payable	15,003	10,000
Current portion of capital lease obligations	822	1,049

Total current liabilities	42,135	36,975
Deferred lease credits	4,223	3,778
Capital lease obligations	1,675	1,563
Commitments and contingencies	—	—
Stockholders’ equity:
Noncontrolling interest in subsidiary	82	74
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 171,829,364 and 171,659,334 shares issued, and 169,891,464 and 169,721,434 shares outstanding at May 31, 2002 and February 28, 2002, respectively	17	17
Additional paid-in capital	627,650	626,633
Deferred compensation	(5,506)	(5,984)
Accumulated deficit	(288,393)	(283,805)
Treasury stock, 1,937,900 shares at cost	(6,672)	(6,672)
Accumulated other comprehensive income (loss)	(1,600)	(2,714)

Total stockholders’ equity	325,578	327,549

Total liabilities and stockholders’ equity	$373,611	$369,865

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands—except per share amounts)

	Three Months Ended
	May 31, 2002	May 31, 2001
	(Unaudited)
Subscription and services revenue:
Subscription:
Enterprise	$9,615	$9,747
Embedded	1,041	1,607

Total subscription revenue	10,656	11,354

Services:
Enterprise	7,817	5,435
Embedded development	1,049	4,572

Total services revenue	8,866	10,007

Total subscription and services revenue	19,522	21,361

Cost of subscription and services revenue:
Subscription:
Enterprise	1,868	2,751
Embedded	121	374

Total cost of subscription revenue	1,989	3,125

Services:
Enterprise	4,119	2,995
Embedded development	1,161	2,424
Stock-based enterprise (income) expense	—	(32)

Total cost of services revenue	5,280	5,387

Total cost of subscription and services revenue	7,269	8,512

Gross profit enterprise	11,445	9,468
Gross profit embedded	808	3,381

Total gross profit	12,253	12,849
Operating expense:
Sales and marketing	7,806	9,861
Research and development	4,787	4,297
General and administrative	3,375	3,293
General and administrative—mergers and acquisitions	522	3,491
Lease buyout costs	285	—
Stock-based sales and marketing expense	128	1,091
Stock-based research and development expense	356	1,549
Stock-based general and administrative expense	451	1,068
Amortization of goodwill	—	18,211
Amortization of intangibles	399	339
Restructuring charges	1,357	—

Total operating expense	19,466	43,200

Loss from operations	(7,213)	(30,351)

Other income (expense), net	2,886	4,480

Loss from continuing operations	(4,327)	(25,871)
Discontinued operations:
Loss from discontinued operations	—	(1,689)
Extraordinary item—loss on disposal of discontinued operations	(261)	—

Net loss	$(4,588)	$(27,560)

Earnings Per Share Data Basic and Diluted
Net income (loss) from continuing operations	$(0.03)	$(0.15)
Discontinued operations:
Loss from discontinued operations		$(0.01)
Extraordinary item—loss on disposal of discontinued operations	$(0.00)

Net loss per common share	$(0.03)	$(0.16)

Weighted average shares outstanding	169,826	169,003

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	May 31, 2002	May 31, 2001
	(Unaudited)
Cash flows from operating activities:
Net loss	$(4,588)	$(27,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,796	18,008
Non-cash restructuring charges	1,359	—
Write-down of investments	—	4,250
Stock-based compensation expense	935	3,514
Noncontrolling interest in subsidiary	8	38
Non-cash interest expense	27	—
Provision for doubtful accounts	396	225
Provision for inventory obsolescence	27	—
Loss on sale/abandonment of property and equipment	290	—
Changes in operating assets and liabilities:
Accounts receivable	(3,596)	7,545
Inventory	(344)	(618)
Prepaid expenses	(654)	(115)
Intangibles and other assets	128	(592)
Accounts payable	152	(5,772)
Accrued expenses	(2,463)	(1,657)
Deferred revenue	735	488
Deferred lease credits	445	—

Net cash used in operating activities	(5,347)	(2,246)

Cash flows from investing activities:
Purchase of investment securities	(30,727)	(87,048)
Proceeds from sales and maturities of investment securities	16,889	82,565
Acquisitions of businesses, net of cash acquired	—	(994)
Purchase of property and equipment	(1,459)	(2,626)

Net cash used in investing activities	(15,297)	(8,103)

Cash flows from financing activities:
Proceeds from short term notes payable	18,745	—
Repayments of short term notes payable	(13,770)	(2,750)
Proceeds from exercise of common stock options and warrants	559	801
Payments on capital lease obligations	(263)	22

Net cash provided by (used in) financing activities	5,271	(1,927)

Effect of foreign currency exchange rates on cash and cash equivalents	336	(478)
Net decrease in cash and cash equivalents	(15,037)	(12,754)
Cash and cash equivalents at beginning of the period	55,468	85,213

Cash and cash equivalents at end of period	$40,431	$72,459

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1—Organization

Red Hat, Inc. together with its subsidiaries (“Red Hat” or the “Company”) is the recognized global technology and brand leader in providing open source solutions to the large enterprise for its information technology infrastructure. Red Hat delivers a single open source operating platform from the mainframe to the Intel server to the embedded device. The Company applies its technology leadership to create open source solutions that meet the functionality requirements and performance demands of the information technology infrastructure of the large enterprise and those software applications or products that are critical to the large enterprise, such as the Oracle Database. In April 2002, the Company launched the first in what will be a series of Enterprise product offerings, Red Hat Advanced Server, that reflects its commitment to providing an Enterprise class infrastructure platform based on open source technology. The Company has developed a complete set of engineering, consulting, and managed services offerings to enable the large enterprise to capture the significant cost, performance and scalability benefits of its Enterprise platform, Red Hat Advanced Server.

Red Hat, Inc. is incorporated in Delaware. During January, 2002, the Company adopted a formal plan to discontinue its network consulting operations. Accordingly, the Consolidated Statement of Operations have been restated to present the results of the network consulting operations separately from continuing operations (see NOTE 4).

NOTE 2—Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The interim consolidated financial statements as of and for the quarter ended May 31, 2002 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at February 28, 2002 has been derived from the audited consolidated financial statements at that date. Operating results for the three month period ended May 31, 2002 are not necessarily indicative of the results that may be expected for the year ending February 28, 2003. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended February 28, 2002.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. Entities which are not wholly-owned, but for which a controlling financial interest is maintained by the Company, are consolidated. The non-controlling interest is presented as a separate component of stockholders’ equity. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP
97-2”), as amended by SOP 98-4 and SOP 98-9, and SEC Staff Accounting Bulletin No. 101 (“SAB 101”).

Subscription Revenue

Subscription revenue is comprised of enterprise and embedded revenues.

Enterprise subscription revenue is comprised primarily of revenue from sales of Red Hat Linux and related software solutions, software development tools, technical support and maintenance fees. Red Hat Linux was released in October 1994. The Company’s current release is Red Hat 7.3, which was first shipped in May 2002. Red Hat sells Red Hat Linux software solutions through three channels: retail distributors, direct sales, and original equipment manufacturers (“OEMs”). Revenue recognition varies for each channel.

Through its retail distributors, Red Hat sells Red Hat Linux products to its enterprise customers. The product is offered in two versions Standard and Professional. Each version has various levels of Red Hat support and software applications provided. During the three months ended May 31, 2002, Red Hat had sales of different versions of Red Hat Linux. Red Hat also provides certain support and subscription services with Red Hat Linux for a period of time, not exceeding two months, from the date of registration of the software products for no additional fee. As the Company’s technologies are all open source and freely available for download and use by others, its value proposition is in the ability to provide the customer certain subscription services (primarily on-line updates and management of these technologies) that enhance the value of the technology. In accordance with the provisions of SOP 97-2, the Company recognizes all of the revenue from the sale of Red Hat Linux ratably over the period that the subscription services are provided. A reserve for sales returns is recognized for sales of software products to distributors, who have a right of return, based on the Company’s historical experience of sell-through to the end user by the distributor. The return rate experienced by the Company over its last three product releases has averaged 18.0%. The fee is fixed and determinable, collection of the resulting receivable is probable and product returns are reasonably estimable. Enterprise customers do not receive the right to future upgrades or new versions of technology.

Subscription relationships with large enterprise customers typically involve contracts with multiple elements (i.e., delivered and undelivered products, maintenance and other services). The Company allocates revenue to each component of the contract based on objective evidence of its fair value, which is specific to the Company. The fair value of each element is based on the price if sold separately. The Company recognizes revenue allocated to undelivered products when the criteria for product revenue set forth above have been met. Subscription revenue also includes revenue from large Unix to Linux migration arrangements. Revenue from these arrangements has generally been recognized ratably over the term of the arrangement as no other pattern of performance is discernible nor has there been specific evidence of the fair value of the elements of these arrangements.

Web-based software sales are recognized over the period beginning when shipped, as these customers purchase on the Company’s website. Revenue from OEM arrangements is recognized over the subscription period beginning on the date the Company is notified sales have been made.

In addition, enterprise subscription revenue is partially derived from sales of Stronghold and Red Hat Network. Stronghold is a secure enterprise-ready web server based on Apache and OpenSSL. Stronghold is available to complement Red Hat Linux Advanced Server as well as other operating systems. Red Hat Network is an internet-based service designed to assure the security, availability and reliability of Red Hat Linux, Stronghold, Database, E-Commerce and other Red Hat software. Stronghold is the only software for which there is vendor specific evidence of fair value. The Company recognizes revenue separately related to the delivered software and the support subscription agreement. The Company is able to estimate the value of Stronghold as the initial copy of the software is purchased with a support subscription and any additional support subscriptions are purchased separately. Red Hat Network is sold in the form of a monthly subscription and revenue is recognized ratably over the subscription period.

Embedded subscription consists of revenue for technical support and maintenance services provided pursuant to software compiling, debugging, and optimization agreements. Revenue is deferred and recognized ratably over the term of the agreement, which is typically twelve months.

Services Revenue

Services revenue is comprised of embedded development and enterprise services.

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

Enterprise services are comprised of revenue for open source consulting and engineering services and customer training and education. Open source consulting services are agreements where customers are paying the Company on a fixed fee or hourly basis to assist in the deployment of open source technologies. The Company recognizes revenue related to enterprise services on a percentage of completion or time and materials basis, as applicable. Custom development arrangements generally have a term of three to six months. Payments for technical support and maintenance services are generally made in advance and are non-refundable. Support and maintenance arrangements typically have terms of three months to two years. Revenue from ongoing technical support and maintenance services is recognized ratably over the term of the related technical support and maintenance agreement. Revenue from customer training and education is recognized at the date the services are performed.

Net Loss Per Share

The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net loss per share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding and dilutive potential common share equivalents. Potential common shares consist of shares issuable upon the exercise of stock options. The calculation of net loss per share does not include 9,037,395 and 7,434,777 potential shares of common stock equivalents for the three month periods ended May 31, 2002 and 2001, respectively, as their impact would be antidilutive.

Segment Reporting

Management identifies the Company’s operating segments primarily based on differences in the nature of its products and services and on geographic location. The Company’s operating segments are enterprise and embedded. These segments reflect the Company’s change in focus to two primary areas, UNIX to Linux migration opportunities in large enterprises and delivering complete solutions for the embedded system market. All previous periods have been revised to reflect this change. Performance of these segments is evaluated based on their respective gross margins as disclosed in the Company’s Consolidated Statements of Operations.

Management evaluates the Company’s assets on a consolidated basis only. Accordingly, no information has been provided and no allocations have been made related to segment assets. There were no transactions entered into between the Company’s operating segments.

The Company has international sales offices in the United Kingdom, Ireland, Germany, Hong Kong, Australia, and Japan. The following disclosure aggregates individually immaterial international operations and separately discloses the significant international operations at and for the three month periods ended May 31, 2002 and 2001, respectively.

(In thousands)

	North America	Europe	Asia Pacific and Japan	Total

	Three Months Ended May 31, 2002
Revenues from unaffiliated customers	$13,949	$3,292	$2,281	$19,522
Net loss	$(6,587)	$1,555	$705	$(4,327)
Total assets	$359,219	$9,959	$4,433	$373,611

	Three Months Ended May 31, 2001
Revenues from unaffiliated customers	$15,708	$3,106	$2,547	$21,361
Net loss	$(26,847)	$(803)	$90	$(27,560)
Total assets	$460,093	$7,238	$3,788	$471,119

General and Administrative—Mergers and Acquisition Expense

General and administrative—mergers and acquisition expense primarily consists of severance and related expenses incurred in connection with redundancies identified pursuant to mergers and acquisitions completed by the Company, as well as the compensation and related costs of employees who are dedicated to seeking out and identifying potential acquisition candidates. In addition to this, general and administrative—mergers and acquisition expense includes in the first quarter of fiscal 2002 legal costs incurred related to acquisitions accounted for under the pooling of interests method of accounting.

Comprehensive Income

The Company’s items of accumulated other comprehensive income (loss) during the three months ended May 31, 2002 totaled $1.1 million and are comprised of an unrealized gain on investments in marketable debt securities of $778,000 and a foreign currency translation adjustment of $336,000. The Company’s items of other comprehensive income (loss) during the three months ended May 31, 2001 totaled ($301,000) and are comprised of an unrealized gain on investments in marketable debt securities of $177,000 and a foreign currency translation adjustment of ($478,000).

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). These standards become effective for fiscal years beginning after December 15, 2001. Beginning in the first quarter of fiscal 2003, goodwill was no longer amortized but will be subject to annual impairment tests. All other intangible assets continue to be amortized over their estimated useful lives. The new rules also require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after June 30, 2001 will not be amortized. Goodwill existing at June 30, 2001, has been amortized through the end of the Company’s fiscal 2002. Through the end of fiscal 2002, the Company tested goodwill for impairment using the current method, which uses an undiscounted cash flow test. During fiscal 2003, the Company will begin to test goodwill for impairment under the new rules, applying a fair-value-based test.

NOTE 3—Supplemental Reconciliation of Change in Total Cash and Investments in Debt Securities

	Three Months Ended
	May 31, 2002	May 31, 2001
	(Unaudited)
Net cash used in operating activities	$(5,347)	$(2,246)
Net cash used in investing activities excluding purchases and sales of investments in marketable debt securities	(1,459)	(3,620)
Net cash provided by (used in) financing activities	5,271	(1,927)
Unrealized gain (loss) on investments in marketable debt securities	779	177
Effect of foreign currency exchange rates on cash and cash equivalents	336	(478)

Net decrease in cash and investments in marketable debt securities	(420)	(8,094)
Cash and investments in marketable debt securities at beginning of period	286,977	302,681

Cash and investments in marketable debt securities at end of period	$286,557	$294,587

NOTE 4—Discontinued Operations

During January 2002, the Company adopted a formal plan to discontinue its network consulting operations. Accordingly, the network consulting operations were accounted for as a discontinued operation beginning with the fiscal year 2000 consolidated financial statements. The Company completed the disposal of the network consulting operations in February 2002 through termination of associated employees. Loss on disposal of discontinued operations of $10.3 million in fiscal year 2002 included the write-off of goodwill recorded in the acquisition of ENS of $9.6 million, severance and related costs of $0.4 million, and a provision against accounts receivable of $0.3 million. An additional provision against accounts receivable of $261,000 was recorded during the three months ended May 31, 2002. Network consulting revenues were $4.2 million during the three months ended May 31, 2001. The net assets of the network consulting operations included in the accompanying Consolidated Balance Sheets as of May 31, 2002 were primarily comprised of $593,000 of accounts receivable.

NOTE 5—Restructuring Charges

In the three months ended May 31, 2002, the Company recorded restructuring charges of $1.4 million. This restructuring charge was primarily due to a sharpening of the Company’s focus on UNIX to Linux migration opportunities in large enterprises. As a result, the Company terminated 60 employees. Restructuring charges consist of various facility closings, and $1.1 million in severance and related expenses.

With the exception of continued lease payments for certain of the closed facilities and severance to be paid to certain individuals winding down restructured elements of the business, all restructuring actions were substantially completed during the three months ended May 31, 2002.

Details of the restructuring charge are as follows (in thousands):

	Restructuring Reserve at February 28, 2002	2003 Restructuring Charges	2003 Cash Payments	Restructuring Reserve at May 31, 2002
Employee severance and termination benefits	$1,623	$1,129	$1,076	$1,676
Facility exit costs	123	228	227	124

Total	$1,746	$1,357	$1,303	$1,800

NOTE 6—Legal Proceedings

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

This Company is a defendant in a trademark litigation case related to the use of certain fonts in its software products. At the time of this filing, no claim amount has been made by the plaintiff in this case. The Company intends to vigorously defend itself in this matter. The outcome of this matter cannot currently be determined, however, it is not expected that it will materially impact the Company’s financial position.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies

Our critical accounting policies include the following:

•	Revenue recognition; and

•	Impairment of long-lived assets

Revenue Recognition

We recognize revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by SOP 98-4 and SOP 98-9, and SEC Staff Accounting Bulletin No. 101 (“SAB 101”). Revenue recognition in accordance with these pronouncements can be complex due to the nature and variability of our sales transactions.

Subscription Revenue

Subscription revenue is comprised of enterprise and embedded revenues.

Enterprise subscription revenue is comprised primarily of revenue from sales of Red Hat Linux and related software solutions, software development tools, technical support and maintenance fees. Official Red Hat Linux was released in October 1994. Our current release is Red Hat 7.3, which was first shipped in May 2002. We sell Red Hat Linux software solutions through three channels: retail distributors, direct sales, and original equipment manufacturers (“OEMs”). Revenue recognition periods vary for each channel based on the end purchaser’s subscription period with Red Hat.

Through our retail distributors, we sell Red Hat Linux products to enterprise customers. The product is currently offered in two versions: standard and professional. Various levels of Red Hat support and software applications are provided with each version. During the three months ended May 31, 2002, we sold two different releases of Red Hat Linux (7.2 and 7.3). We also provide certain support and subscription services with Red Hat Linux for a period of time, not exceeding two months, from the date of registration of the software products for no additional fee. As our technologies are all open source and freely available for download and use by others, a part of our value proposition is in the ability to provide the customer certain subscription services (primarily on-line updates and management of these technologies) that enhance the value of the technology. In accordance with the provisions of SOP 97-2, we recognize all of the revenue from the sale of Red Hat Linux ratably over the period that the subscription services are provided. A reserve for sales returns is recognized for sales of software products to distributors, who have a right of return, based on the Company’s historical experience of sell–through to the end user by the distributor. The return rate experienced by the Company over its last three product releases has averaged 18.0%. The fee is fixed and determinable, collection of the resulting receivable is probable and product returns are reasonably estimable. Our enterprise customers do not receive the right to future upgrades or new versions of our technology.

Our subscription relationships with large enterprise customers typically have contracts with multiple elements (i.e., delivered and undelivered products, maintenance and other services). We allocate revenue to each component of the contract based on objective evidence of its fair value, which is specific to us. The fair value of each element is based on the price if sold separately. Subscription revenue also includes revenue from several large Unix to Linux migration arrangements. Revenue from these arrangements has generally been recognized ratably over the term of the arrangement as no other pattern of performance has been discernible nor has there been specific evidence of the fair value of the elements of these arrangements. With the release of Red Hat Advanced Server in May 2002, we believe that we will begin to have specific evidence of the fair value of the elements of these larger enterprise arrangements.

Web-based software sales are recognized over the subscription period beginning when shipped, as these customers purchase on the Company’s website. Revenue from our OEM arrangements are recognized over the subscription period beginning on the date we are notified that sales have been made.

In addition, our enterprise subscription revenue is partially derived from sales of Stronghold and Red Hat Network. Stronghold is a secure enterprise-ready web server based on Apache and OpenSSL. Stronghold is available to complement Red Hat Linux Advanced Server as well as other operating systems. Red Hat Network is an internet-based service designed to assure the security, availability and reliability of Red Hat Linux, Stronghold, Database, E-Commerce and other Red Hat software solutions. Stronghold is the only software for which there is vendor specific evidence of fair value. Revenue from delivered software is recognized separately from revenue associated with the support subscription agreement. We are able to estimate the value of Stronghold as the initial copy of the software is purchased with a support subscription and any additional support subscriptions are purchased separately. Red Hat Network is sold in the form of a monthly subscription and revenue is recognized ratably over the subscription period.

Embedded subscription consists of revenue for technical support and maintenance services provided pursuant to software compiling, debugging, and optimization agreements. Revenue is deferred and recognized ratably over the term of the agreement, which is typically 12 months.

Services Revenue

Services revenue is comprised of embedded development and enterprise services.

Embedded development services are contracts for compiling, debugging, and optimization of various open source software technologies. Revenue is recognized on the percentage-of-completion method, provided that we have the ability to make reliable estimates of progress towards completion, the fee for such services is fixed and determinable and collection of the resulting receivable is probable.

Enterprise services are comprised of revenue for open source consulting and engineering services and customer training and education. Open source consulting services are agreements where customers are paying the Company on a fixed fee or hourly basis to assist in the deployment of open source technologies. The Company recognizes revenue related to enterprise services on a percentage of completion or time and materials basis, as applicable. Custom development arrangements generally have a term of three to six months. Payments for technical support and maintenance services are generally made in advance and are non-refundable. Support and maintenance arrangements typically have terms of three months to two years. Revenue from ongoing technical support and maintenance services is recognized ratably over the term of the related technical support and maintenance agreement. Revenue from customer training and education is recognized at the date the services are performed.

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

RESULTS OF OPERATIONS

Three Months Ended May 31, 2002 and May 31, 2001

Total revenue

Total revenue decreased 8.6% to $19.5 million for the three months ended May 31, 2002 from $21.4 million in the three months ended May 31, 2001. This decrease is primarily attributable to the decrease in embedded revenue of 66.2% to $2.1 million in the three months ended May 31, 2002 from $6.2 million in the three months ended May 31, 2001, partially offset by an increase in subscription revenue of 14.8% to $17.4 million in the three months ended May 31, 2002 from $15.2 million in the three months ended May 31, 2001 resulting from the strong market for Red Hat product offerings in the enterprise market. Revenue from international operations totaled $5.6 million and $5.7 million during the three months ended May 31, 2002 and May 31, 2001, respectively.

Subscription revenue

Subscription revenue is comprised of revenue from enterprise and embedded customers. Enterprise revenue primarily relates to sales of subscriptions to Red Hat Linux and related software solutions. Enterprise subscription revenue decreased slightly to $9.6 million for the three months ended May 31, 2002 from $9.7 million for the three months ended May 31, 2001. This small decline represents a reduction in web advertising revenue of $636,000 to $81,000 in the three months ended May 31, 2002 from $717,000 in the three months ended May 31, 2001, offset by an increase in enterprise subscription revenue of $504,000 primarily attributable to a continued sharpening of our efforts to focus on large enterprise customers. This decline also reflects the restructuring of our embedded business which was completed in the first quarter of fiscal 2003. We expect that enterprise subscription revenue will be positively impacted in future periods by our introduction of new managed services products such as Advanced Server and Red Hat Network.

Embedded subscription revenue decreased 35.2% to $1.0 million for the three months ended May 31, 2002 from $1.6 million for the three months ended May 31, 2001. The decrease in embedded subscription revenue is primarily due to the continued weak performance of the semiconductor and telecommunications industries which has impacted research and development spending.

Services revenue

Services revenue is comprised of enterprise services and embedded development services. Enterprise services includes fees received from enterprise customers for deployment, management and support of Red Hat solutions, and customer training and education fees. Enterprise services revenue increased 43.8% to $7.8 million in the three months ended May 31, 2002 from $5.4 million in the three months ended May 31, 2001. The increase in enterprise services revenue is primarily due to revenues earned from relationships with companies included in the Global 2000 index (the “Global 2000”) as a result of the increasing level of interest and adoption by large enterprises of Red Hat Linux as an enterprise computing platform. Customer training and education services revenue also increased 13.4% to $4.3 million in the three months ended May 31, 2002 from $3.7 million in the three months ended May 31, 2001. The increase is the direct result of the migration of larger enterprises to the Red Hat platform, increasing the need to train system administrators and developers.

Embedded services revenue decreased 77.1% to $1.0 million in the three months ended May 31, 2002 from $4.6 million in the three months ended May 31, 2001. This decrease is primarily due to the continued weak performance of the semiconductor and telecommunications industries which has impacted research and development spending and the impact of our restructuring of the embedded business which was completed in the first quarter of fiscal 2003.

Cost of revenue

Cost of subscription revenue

Cost of enterprise subscription revenue primarily consists of expenses we incur to manufacture, package, distribute and support our solutions. These costs include expenses for physical media, literature and packaging, fulfillment and shipping, labor related costs to provide technical support and maintenance and bandwidth costs for Red Hat Network. Cost of subscription revenue decreased 36.4% to $2.0 million in the three months ended May 31, 2002 from $3.1 million in the three months ended May 31, 2001. This decrease was directly related to a reduction in expenses incurred for physical media, literature, packaging and fulfillment, as well as efficiencies gained in providing technical support and maintenance of our products on-line, global consolidation of our support and maintenance function and benefits of Red Hat Network in reducing support costs of Red Hat Linux based systems.

Cost of services revenue

Cost of services revenue is primarily comprised of salaries and related costs—including non-cash, stock-based compensation charges—incurred for our personnel to deliver custom development, open source consulting engineering, training and education, and hardware certification services. We incur no direct costs related to royalties received from the licensing of our trademarks to third parties. Cost of services revenue decreased 2.0% to $5.3 million in the three months ended May 31, 2002 from $5.4 million in the three months ended May 31, 2001. This decrease was primarily due to the reduction in number of personnel dedicated to providing custom development services to semiconductor companies and device manufacturers.

Gross Profit

Gross profit decreased 4.6% to $12.3 million in the three months ended May 31, 2002 from $12.8 million in the three months ended May 31, 2001. As a percentage of revenue, gross profit increased 2.6% to 62.8% for the three months ended May 31, 2002 from 60.2% for the three months ended May 31, 2001. The increase in gross profit as a percentage of revenue was primarily the result of our focus on operational efficiency, continuing to migrate the services we provide with our technology to be technology-based services not people-based services, and in selling more strategic, higher margin subscription solutions to large enterprise customers.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs—including non-cash, stock-based compensation charges—for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and tradeshows. Sales and marketing expense decreased 27.6% to $7.9 million in the three months ended May 31, 2002 from $11.0 million in the three months ended May 31, 2001. This decrease was due primarily to reduction in redundant sales and marketing personnel and other variable costs. These personnel came from acquisitions completed in late fiscal 2001. This decrease was partially offset by an increase in large enterprise sales costs as we began to increase the size of our direct outside sales force which sells to companies in the Global 2000 in the fourth quarter of fiscal 2002.

Research and development

Research and development expense consists primarily of personnel and related costs—including non-cash, stock-based compensation charges—for development of our software products and web site. Research and development expense decreased 12.0% to $5.1 million in the three months ended May 31, 2002 from $5.8 million in the three months ended May 31, 2001. The decrease in research and development expense resulted from a decrease in stock based compensation charges of $1.2 million to $356,000 in the three months ended May 31, 2002 from $1.5 million in the three months ended May 31, 2001, partially offset by increased spending related to the development of our first enterprise-class operating platform, Red Hat Advanced Server, costs incurred to complete the aggregation, development and testing of Version 7.3 of Red Hat Linux, and an increase in spending related to the development of software development tools for the enterprise.

General and administrative

General and administrative expense consists primarily of personnel and related costs—including non-cash, stock-based compensation charges—for general corporate functions, including finance, accounting, legal, human resources, facilities and information systems expenses. Mergers and acquisition expense primarily consists of severance and related expenses incurred in connection with redundancies identified pursuant to mergers and acquisitions completed by the Company. In addition, mergers and acquisition expense in the first quarter of the prior year includes legal costs incurred related to acquisitions accounted for under the pooling of interests method of accounting. General and administrative expense decreased 44.6% to $4.3 million in the three months ended May 31, 2002 from $7.9 million in the three months ended May 31, 2001. This decrease resulted from:

•
a significant decrease in merger and acquisition activity in the three months ended May 31, 2002 resulting in a decrease in merger and acquisition expenses to $522,000 in the three months ended May 31, 2002 from $3.5 million in the three months ended May 31, 2001; and

•
a decrease in stock-based compensation expense primarily due to reductions in deferred compensation to record the termination of employees prior to the complete vesting of stock options for which deferred compensation was originally recorded, as well as reductions to record the termination of employees prior to satisfaction of employment requirements pursuant to certain acquisitions.

Amortization of goodwill and intangibles

Amortization of goodwill and intangibles expense consists of the amortization of goodwill and other intangible assets. Pursuant to the adoption of SFAS 141 in the first quarter of fiscal 2003, goodwill, which represents the excess of acquisition cost over the net assets acquired in business combinations, is no longer being amortized as of March 1, 2002, but is subject to annual impairment tests. Costs incurred for acquiring trademarks, copyrights and patents are capitalized and amortized using the straight-line method over their estimated useful lives, which range from three to five years. Amortization of goodwill and intangibles expense decreased to $399,000 in the three months ended May 31, 2002 from $18.6 million ($339,000 excluding goodwill amortization) in the three months ended May 31, 2001. This decrease was primarily due to the adoption of SFAS 141 in the first quarter of fiscal 2003, which, as noted above, precludes the amortization of goodwill as of March 1, 2002. We are required to complete step one of the transitional impairment test for goodwill pursuant to SFAS 142 by the end of the second quarter of fiscal 2003. Under the transitional impairment test, we will allocate the net book value of all goodwill to identified reporting units and determine the fair value of those reporting units. If the book value of those reporting units exceeds its fair value, we will then be required to complete step two of the transitional test by the end of fiscal 2003 to determine the amount of goodwill impairment to be recorded. We are in the process of completing the transitional test and have not yet determined the outcome. Completion of the tests may result in an impairment that may be material to our fiscal 2003 financial statements.

Restructuring Charges

Restructuring charges consist of various facility closings, and $1.1 million in severance and related expenses. These restructuring charges were primarily due to a sharpening of the Company’s focus on UNIX to Linux migration opportunities in significant enterprises. As a result, the Company terminated 60 employees. In the fourth quarter of fiscal 2002, we completed the re-allocation of our resources to focus on customers included in the Global 2000, which resulted in discontinuing our network consulting business.

Other income (expense), net

Other income (expense), net consists of interest income earned on cash deposited in money market accounts and invested in short- and long-term fixed income instruments, net of interest expense incurred on short-term debt and capital leases. Interest income, net, decreased to $2.9 million in the three months ended May 31, 2002 from $4.5 million in the three months ended May 31, 2001. The decrease resulted from reductions in short-term interest rates due to the actions taken by the Federal Reserve Board and lower average cash and investment balances in the three months ended May 31, 2002 as compared to the three months ended May 31, 2001 due primarily to the use of cash to partially fund operations and to pay merger and acquisition and restructuring costs.

Liquidity and Capital Resources

We have historically derived a significant portion of our liquidity and operating capital from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and secondary public offerings, and borrowings under our working capital line of credit. At May 31, 2002, we had total cash and investments of $286.5 million, which is comprised of $40.4 million in cash and cash equivalents, $62.1 million of short-term, fixed-income investments and $184.0 million of long-term, fixed-income investments.

At May 31, 2002, cash and cash equivalents totaled $40.4 million, a decrease of $15.0 million as compared to February 28, 2002. The decrease in cash and cash equivalents resulted primarily from the purchase of long- and short-term fixed-income investments of $30.7 million, offset by sales and maturities of long- and short-term fixed-income investments of $16.9 million, cash used in operations of $5.3 million, and $1.5 million used to purchase equipment. These uses of cash were offset by $5.0 million in net borrowings under our working capital line of credit.

Cash used in operations of $5.3 million in the three months ended May 31, 2002, include the net loss of $4.3 million, adjusted to exclude the impact of non-cash revenues and expenses, which totaled $4.8 million. Changes in working capital items were a net use of cash of $5.9 million and include increases in accounts receivable ($3.6 million), prepaid expenses ($0.7 million) and inventory ($0.3 million) and a decrease in accrued expenses ($2.7 million). These were offset by increases in deferred revenue ($0.7 million) and deferred lease credits ($0.4 million). Our accounts receivable increased during the quarter ended May 31, 200 due to the shipment of our Red Hat Linux 7.3 product just prior to the end of the quarter. At time of shipment, we recognize a receivable from our distributors. Our days sales outstanding decreased from approximately 89 days during the quarter ended May 31, 2001 to approximately 72 days during the quarter ended May 31, 2002. The increase in inventory resulted from the build-up of our Red Hat Linux 7.3 product, which was released for sale in May 2002. We expect cash flow from operations to improve significantly during the quarter ending August 31, 2002.

Cash used in operations includes $2.4 million of costs related to merger and acquisition activities and cash paid for restructuring charges that were expensed in prior periods. Excluding these costs, our cash flows from recurring operations used $2.9 million of cash during the three months ended May 31, 2002. Cash flows from recurring operations is a non-GAAP measure and excludes cash payments made in connection with restructuring activities and costs incurred related to completed acquisitions. Non-GAAP information is not prepared in accordance with GAAP and is not intended to be superior to GAAP information.

Cash used in investing activities of $15.3 million for the three months ended May 31, 2002 was comprised of the purchase of fixed-income investments, net of sales and maturities, of $13.8 million and purchases of property and equipment totaling $1.5 million.

Cash provided by financing activities of $5.3 million for the three months ended May 31, 2002 was primarily comprised of $5.0 million in net borrowings under our working capital line of credit. The $5.0 million of net borrowings is comprised of $18.7 million in proceeds from borrowings, net of $13.7 million in repayments of notes payable.

In August 2001, we entered into a $10.0 million line of credit, referred to previously as the working capital line of credit, with a financial institution. This line of credit is secured by certain of our fixed-income investments. The line bears interest at monthly LIBOR plus 1%. This line is available to the Company for up to 12 months and is to be used to provide additional working capital liquidity. On May 15, 2002, we increased the working capital line of credit to $15.0 million, all of which was outstanding at May 31, 2002. We intend to renew this working capital line of credit upon maturity.

Factors Affecting Future Results

There are numerous factors that affect the Company’s future results. For a discussion of these and other factors affecting the Company’s business, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Future Results” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2002.

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

Red Hat did not hold derivative financial instruments as of May 31, 2002, and has not held such investments in the past.

Foreign Currency Risk

Approximately 29% of the Company’s revenues for the three months ended May 31, 2002 were generated by sales outside the United States. The Company is exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and is subject to transaction gains and losses, which are recorded as a component in determining net income. Additionally, the assets and liabilities of the Company’s non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Unrealized translation gains and losses will be included as an adjustment to stockholders’ equity.

PART II—OTHER INFORMATION

ITEM 5:    OTHER INFORMATION

On September 17, 2001, the Board of Directors authorized a stock repurchase program covering up to the lesser of 10% of Red Hat’s outstanding common shares or $10.0 million. The timing and amount of shares actually repurchased during the 12 month duration of the program will be determined by management’s discretion and will depend on market conditions. The Company has purchased a total of 1,937,900 shares of its common stock at a total cost of $6.7 million under this program. No shares were purchased during the three months ended May 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 12, 2002
RED HAT, INc.

By:	/S/ MATTHEW J. SZULIK
Matthew J. Szulik President and Chief Executive Officer (Officer on behalf of the Registrant)

By:	/S/ KEVIN B. THOMPSON
Kevin B. Thompson Chief Financial Officer (Principal Financial Officer)