Form 10-Q
period 2002-08-31
RED HAT INC
filed 2002-10-15
CIK 1087423

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended August 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of August 31, 2002, there were 170,051,293 shares of common stock outstanding.

RED HAT, INC.

TABLE OF CONTENTS

Page

PART I—FINANCIAL INFORMATION:

ITEM 1: FINANCIAL STATEMENTS

Consolidated Balance Sheets at August 31, 2002 (unaudited) and February 28, 2002	3

Consolidated Statements of Operations for the three and six months ended August 31, 2002 and 2001 (unaudited)	4

Consolidated Statements of Cash Flows for the three and six months ended August 31, 2002 and 2001 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24

ITEM 4: CONTROLS AND PROCEDURES	24

PART II—OTHER INFORMATION:

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	24

ITEM 5: OTHER INFORMATION	25

SIGNATURES

CERTIFICATIONS

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands—except share amounts)

	August 31, 2002 (unaudited)	February 28, 2002
ASSETS
Assets:
Cash and cash equivalents	$26,338	$55,468
Investments in debt securities	61,787	40,928
Accounts receivable, net	14,119	12,919
Costs and estimated earnings in excess of billings	5,517	5,727
Inventory	944	885
Prepaid expenses and other assets	4,678	2,642

Total current assets	113,383	118,569
Property and equipment, net	14,691	15,984
Goodwill	35,226	34,720
Other identifiable intangibles, net	7,242	5,154
Investments in debt securities	200,420	190,581
Other assets, net	4,619	4,857

Total assets	$375,581	$369,865

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$5,979	$6,267
Accrued expenses	8,090	11,035
Deferred revenue	10,850	8,624
Short term payable	15,008	10,000
Current portion of capital lease obligations	1,151	1,049

Total current liabilities	41,078	36,975
Deferred lease credits	4,768	3,778
Capital lease obligations	1,588	1,563
Commitments and contingencies	—	—
Stockholders' equity:
Noncontrolling interest in subsidiary	94	74
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 171,989,193 and 171,659,334 shares issued, and 170,051,293 and 169,721,434 shares outstanding at August 31, 2002 and February 28, 2002, respectively	17	17
Additional paid-in capital	627,565	626,633
Deferred compensation	(4,089)	(5,984)
Accumulated deficit	(290,344)	(283,805)
Treasury stock, 1,937,900 shares at cost	(6,672)	(6,672)
Accumulated other comprehensive income (loss)	1,576	(2,714)

Total stockholders' equity	328,147	327,549

Total liabilities and stockholders' equity	$375,581	$369,865

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands—except per share amounts)

	Three Months Ended		Six Months Ended
	August 31, 2002	August 31, 2001	August 31, 2002	August 31, 2001
	(Unaudited)		(Unaudited)
Subscription and services revenue:
Subscription:
Enterprise	$9,635	$8,547	$19,250	$18,294
Embedded	761	1,448	1,802	3,055

Total subscription revenue	10,396	9,995	21,052	21,349

Services:
Enterprise	9,993	5,519	17,810	10,954
Embedded development services	845	3,413	1,894	7,985

Total services revenue	10,838	8,932	19,704	18,939

Total subscription and services revenue	21,234	18,927	40,756	40,288

Cost of subscription and services revenue:
Subscription:
Enterprise	1,930	2,326	3,798	5,077
Embedded	129	146	250	520

Total cost of subscription revenue	2,059	2,472	4,048	5,597

Services:
Enterprise	4,629	2,558	8,748	5,553
Embedded development services	931	1,299	2,092	3,691

Total cost of services revenue	5,560	3,857	10,840	9,244

Total cost of subscription and services revenue	7,619	6,329	14,888	14,841

Gross profit enterprise	13,069	9,182	24,514	18,618
Gross profit embedded	546	3,416	1,354	6,829

Total gross profit	13,615	12,598	25,868	25,447
Operating expense:
Sales and marketing	8,581	8,422	16,387	18,283
Stock-based sales and marketing expense	127	746	255	1,837
Research and development	4,817	4,213	9,604	8,510
Stock-based research and development expense	338	1,676	694	3,225
General and administrative	3,680	3,397	7,055	6,690
General and administrative—mergers and acquisitions	—	396	522	3,887
Stock-based general and administrative expense	453	754	904	1,822
Lease buyout costs/idle facility costs	—	—	285	—
Amortization of goodwill	—	12,348	—	30,559
Amortization of intangibles	213	346	612	685
Restructuring charges	104	36,614	1,461	36,614

Total operating expense	18,313	68,912	37,779	112,112

Loss from operations	(4,698)	(56,314)	(11,911)	(86,665)
Other income (expense), net	2,747	3,984	5,633	8,464

Loss from continuing operations before extraordinary item	(1,951)	(52,330)	(6,278)	(78,201)
Discontinued operations:
Loss from discontinued operations	—	(3,020)	—	(4,709)

Loss before extraordinary item	(1,951)	(55,350)	(6,278)	(82,910)
Extraordinary item—loss on disposal of discontinued operations	—	—	(261)	—

Net loss	$(1,951)	$(55,350)	$(6,539)	$(82,910)

Earnings Per Share Data Basic and Diluted:
Net income (loss) from continuing operations	$(0.01)	$(0.31)	$(0.04)	$(0.46)
Discontinued operations:
Loss from discontinued operations	—	(0.02)	—	(0.03)
Extraordinary item—loss on disposal of discontinued operations	—	—	(0.00)	—

Net loss	$(0.01)	$(0.33)	$(0.04)	$(0.49)

Weighted average shares outstanding	169,977	169,968	169,902	169,486

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended		Six Months Ended
	August 31, 2002	August 31, 2001	August 31, 2002	August 31, 2001
	(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net loss	$(1,951)	$(55,350)	$(6,539)	$(82,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,632	16,368	3,428	34,376
Non-cash restructuring charges	—	33,737	1,359	33,737
Write-down of investments	—	—	—	4,250
Stock-based compensation expense	910	3,165	1,845	6,678
Noncontrolling interest in subsidiary	12	25	20	63
Non-cash interest expense	62	—	89	—
Provision for doubtful accounts	508	579	904	805
Provision for inventory obsolescence	61	—	88	—
Loss on sale/abandonment of property and equipment	—	—	290	—
Changes in operating assets and liabilities:
Accounts receivable	1,182	1,196	(2,414)	8,741
Inventory	196	583	(148)	(35)
Prepaid expenses	(1,381)	(666)	(2,035)	(781)
Intangibles and other assets	22	352	150	(240)
Accounts payable	(477)	3,742	(325)	(2,030)
Accrued expenses	(2,231)	(3,412)	(4,694)	(5,069)
Deferred revenue	1,491	(3,213)	2,226	(2,725)
Deferred lease credits	545	—	990

Net cash provided by (used in) operating activities	581	(2,894)	(4,766)	(5,140)

Cash flows from investing activities:
Purchase of investment securities	(42,031)	(91,366)	(72,758)	(178,414)
Proceeds from sales and maturities of investment securities	28,773	120,389	45,662	202,955
Acquisitions of businesses, net of cash acquired	—	—	—	(994)
Purchase of property and equipment	(1,752)	(1,603)	(3,211)	(4,229)

Net cash provided by (used in) investing activities	(15,010)	27,420	(30,307)	19,318

Cash flows from financing activities:
Proceeds from short term notes payable	12,193	10,000	30,938	10,000
Repayments of short term notes payable	(12,250)	—	(26,020)	(2,750)
Issuance of notes receivable	—	(866)	—	(866)
Proceeds from exercise of common stock options and warrants	421	470	980	1,271
Payments on capital lease obligations	(381)	(159)	(644)	(137)

Net cash provided by (used in) financing activities	(17)	9,445	5,254	7,518

Effect of foreign currency exchange rates on cash and cash equivalents	353	104	689	(375)
Net increase (decrease) in cash and cash equivalents	(14,093)	34,075	(29,130)	21,321
Cash and cash equivalents at beginning of the period	40,431	72,459	55,468	85,213

Cash and cash equivalents at end of period	$26,338	$106,534	$26,338	$106,534

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1—Organization

Red Hat, Inc. together with its subsidiaries (“Red Hat” or the “Company”) is the recognized global technology and brand leader in providing open source solutions to large enterprises for their information technology infrastructure. Red Hat delivers a single open source operating platform, Red Hat Advanced Server, from the mainframe to the Intel server to the embedded device. The Company applies its technology leadership to create open source solutions that meet the functionality requirements and performance demands of the information technology infrastructure of large enterprises and those software applications or products that are critical to large enterprises, such as the Oracle Database. In April 2002, the Company launched the first in what will be a series of enterprise product offerings, Red Hat Advanced Server, that reflects its commitment to providing an enterprise class infrastructure platform based on open source technology. Red Hat Advanced Server is a complete set of engineering, consulting, and managed services offerings that enable large enterprises to capture the significant cost, performance and scalability benefits of their enterprise platforms.

Red Hat, Inc. is incorporated in Delaware. During January, 2002, the Company adopted a formal plan to discontinue its network consulting operations. Accordingly, the Consolidated Statements of Operations have been restated to present the results of the network consulting operations separately from continuing operations (see NOTE 6) for periods prior to and including such date.

NOTE 2—Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The interim consolidated financial statements as of and for the quarter ended August 31, 2002 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at February 28, 2002 has been derived from the audited consolidated financial statements at that date. Operating results for the three and six month periods ended August 31, 2002 are not necessarily indicative of the results that may be expected for the year ending February 28, 2003. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended February 28, 2002.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets.

Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by SOP 98-4 and SOP 98-9, and SEC Staff Accounting Bulletin No. 101 (“SAB 101”).

Subscription Revenue

Subscription revenue is comprised of enterprise and embedded revenues.

Enterprise subscription revenue is comprised primarily of revenue from sales of Red Hat Advanced Server, Official Red Hat Linux and related software solutions, software development tools, technical support and maintenance fees. Official Red Hat Linux was released in October 1994. The Company’s current release is Red Hat 8.0, which was first shipped in September 2002. During the quarter ended August 31, 2002, the Company’s then current release was Red Hat 7.3, which was first released in April 2002. Red Hat sells Red Hat Linux software solutions through three channels: retail distributors, direct sales, and original equipment manufacturers (“OEMs”). Revenue recognition varies for each channel.

Red Hat sells Red Hat Linux products to its small and medium sized business customers through its retail distributors. The product is offered in two versions: Personal and Professional. Each version has various levels of Red Hat support and software applications provided. During the three months ended August 31, 2002, Red Hat had sales of two different versions of Red Hat Linux. Red Hat also provides certain support and subscription services with Red Hat Linux for a period of time, not exceeding two months, from the date of registration of the software products for no additional fee. As the Company’s technologies are all open source and freely available for download and use by others, its value proposition is in the ability to provide the customer certain subscription services (primarily on-line updates and management of these technologies) that enhance the value of the technology and integration and warranty of the components of open source code that comprise the Red Hat Linux operating system. In accordance with the provisions of SOP 97-2, the Company recognizes all of the revenue from the sale of Red Hat Linux ratably over the period that the subscription services are provided. A reserve for sales returns is recognized for sales of software products to distributors, who have a right of return, based on the Company’s historical experience of sell-through to the end user by the distributor. The return rate experienced by the Company over its last three product releases has averaged 18.0%. Customers who purchase Red Hat retail products do not receive the right to future upgrades or new versions of the technology.

Subscription relationships with large enterprise customers typically involve contracts with multiple elements (i.e., delivered and undelivered products, maintenance and other services). The Company allocates revenue to each component of the contract based on objective evidence of its fair value, which is specific to the Company. The fair value of each element is based on the price if sold separately. The Company recognizes revenue allocated to undelivered products when the criteria for product revenue set forth above have been met. Subscription revenue also includes revenue from large Unix to Linux migration arrangements. Revenue from these arrangements has historically been recognized ratably over the term of the arrangement as no other pattern of performance is discernible, none of the elements are essential to the functionality of the software and specific evidence of the fair value of the elements has not been established.

Web-based software sales are recognized over the period beginning when shipped, as these customers purchase on the Company’s website. Revenue from sales by OEM partners (such as Dell, Hewlett Packard or IBM) of Red Hat technologies is recognized over the subscription period beginning on the date the Company is notified sales have been made.

In addition, enterprise subscription revenue is partially derived from sales of Stronghold and Red Hat Network. Stronghold is a secure enterprise-ready web server based on Apache and OpenSSL. Stronghold is available to complement Red Hat Linux Advanced Server as well as other operating systems. Red Hat Network is an internet-based service designed to assure the manageability, security, availability and reliability of Red Hat Advanced Server, Red Hat Linux, Stronghold, Database, E-Commerce and other Red Hat software. Stronghold is the Company’s only software offering for which vendor specific objective evidence of fair value has been established. The Company recognizes revenue separately related to the delivered software and the support subscription agreement. Red Hat Network is sold in the form of a monthly subscription and revenue is recognized ratably over the subscription period.

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

Enterprise services are comprised of revenue for enterprise consulting and engineering services related to Red Hat technologies and customer training and education. Enterprise consulting services are agreements where customers are paying the Company on a fixed fee or hourly basis to assist in the deployment of Red Hat enterprise technologies. The Company recognizes revenue related to enterprise services on a percentage of completion or time and materials basis, as applicable. Custom development arrangements generally have a term of three to six months. Payments for technical support and maintenance services are generally made in advance and are non-refundable. Support and maintenance arrangements typically have terms of three months to two years. Revenue from ongoing technical support and maintenance services is recognized ratably over the term of the related technical support and maintenance agreement. Revenue from customer training and education is recognized at the date the services are performed.

Net Loss Per Share

The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net loss per share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding and dilutive potential common share equivalents. Potential common shares consist of shares issuable upon the exercise of stock options. The calculation of net loss per share does not include 8,512,226 and 8,283,496 potential shares of common stock equivalents for the three month periods ended August 31, 2002 and 2001, respectively, and 8,669,145 and 8,406,021 potential shares of common stock equivalents for the six month periods ended August 31, 2002 and 2001, respectively, as their impact would be antidilutive.

Segment Reporting

Management identifies the Company’s operating segments primarily based on differences in the nature of its products and services and on geographic location. The Company’s operating segments are enterprise and embedded. These segments reflect the Company’s primary focus, UNIX to Linux server migration opportunities in large enterprises, and secondary focus of maintaining a presence in the embedded systems market. All previous periods have been revised to reflect this change. Performance of these segments is evaluated based on their respective gross profit margins as disclosed in the Company’s Consolidated Statements of Operations.

Management evaluates the Company’s assets on a consolidated basis only. Accordingly, no information has been provided and no allocations have been made related to segment assets. There were no transactions entered into between the Company’s operating segments.

The Company has international sales offices in the United Kingdom, France, Italy, Ireland, Germany, Hong Kong, Australia, and Japan. The Company manages its international business on a Europe-wide and Asia Pacific-wide basis. The following disclosure aggregates individually immaterial international operations and separately discloses the significant international operations at and for the three and six month periods ended August 31, 2002 and 2001, respectively.

(In thousands)

	North America	Europe	Asia Pacific and Japan	Total
	Three Months Ended August 31, 2002
Revenues from unaffiliated customers	$15,390	$3,241	$2,603	$21,234
Net loss	$(4,070)	$1,280	$839	$(1,951)
Total assets	$361,222	$9,106	$5,253	$375,581

	Three Months Ended August 31, 2001
Revenues from unaffiliated customers	$13,904	$2,996	$2,027	$18,927
Net loss	$(54,248)	$(81)	$(1,021)	$(55,350)
Total assets	$418,685	$7,104	$2,458	$428,247

	North America	Europe	Asia Pacific and Japan	Total
	Six Months Ended August 31, 2002
Revenues from unaffiliated customers	$29,339	$6,533	$4,884	$40,756
Net loss	$(10,918)	$2,835	$1,544	$(6,539)
Total assets	$361,222	$9,106	$5,253	$375,581

	Six Months Ended August 31, 2001
Revenues from unaffiliated customers	$29,612	$6,102	$4,574	$40,288
Net loss	$(81,095)	$(884)	$(931)	$(82,910)
Total assets	$418,685	$7,104	$2,458	$428,247

General and Administrative—Mergers and Acquisition Expense

General and administrative—mergers and acquisition expense primarily consists of severance and related expenses incurred in connection with redundancies identified pursuant to mergers and acquisitions completed by the Company, as well as the compensation and related costs of employees who are dedicated to seeking out and identifying potential acquisition candidates. In addition, general and administrative—mergers and acquisition expense includes in the first quarter of fiscal 2002 legal costs incurred related to acquisitions accounted for under the pooling of interests method of accounting, which was an acceptable method of accounting for acquisitions at that time.

Comprehensive Income

The Company’s items of accumulated other comprehensive income (loss) during the three and six months ended August 31, 2002 totaled $3.2 million and $4.3 million, respectively, and are comprised of an unrealized gain on investments in marketable debt securities of $2.8 million and $3.6 million, respectively, and a foreign currency translation adjustment of $353,000 and $689,000, respectively. The Company’s items of other comprehensive income (loss) during the three and six months ended August 31, 2001 totaled $378,000 and $76,000, respectively, and are comprised of an unrealized gain on investments in marketable debt securities of $274,000 and $451,000, respectively, and a foreign currency translation adjustment of $104,000 and $(375,000), respectively.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment on Disposal of Long-Lived Assets” (“SFAS 144”). This statement supersedes SFAS No. 121, “Accounting for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The Company adopted SFAS No. 144 as required to do so on March 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company’s results of operations and/or financial position.

NOTE 3—Supplemental Reconciliation of Change in Total Cash and Investments in Debt Securities

	Three Months Ended		Six Months Ended
	August 31, 2002	August 31, 2001	August 31, 2002	August 31, 2001
	(Unaudited)		(Unaudited)
Net cash provided by (used in) operating activities	$581	$(2,894)	$(4,766)	$(5,140)
Net cash used in investing activities excluding purchases and sales of investments in marketable debt securities	(1,752)	(1,603)	(3,211)	(5,223)
Net cash provided by (used in) financing activities	(17)	9,445	5,254	7,518
Unrealized gain on investments in marketable debt securities	2,823	274	3,602	451
Effect of foreign currency exchange rates on cash and cash equivalents	353	104	689	(374)

Net decrease in cash and investments in marketable debt securities	1,988	5,326	1,568	(2,768)
Cash and investments in marketable debt securities at beginning of period	286,557	294,587	286,977	302,681

Cash and investments in marketable debt securities at end of period	$288,545	$299,913	$288,545	$299,913

NOTE 4—Goodwill and Identifiable Intangible Assets

On March 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”). As such, all goodwill is no longer amortized but reviewed at least annually for impairment. Other intangible assets continue to be amortized over their useful lives. The Company completed the required transitional impairment test as of August 31, 2002 and did not identify any impairment.

Through February 2002, goodwill was amortized on a straight-line basis over three years. The following is a summary of reported net income and net income per share, adjusted to exclude goodwill amortization (in thousands, except per share amounts):

	Three Months Ended August 31, 2001	Six Months Ended August 31, 2001
Net loss	($55,350)	($82,910)
Add: goodwill amortization	14,365	30,542

Adjusted net loss	($40,985)	($52,368)
Adjusted net loss per share basic and diluted	($0.24)	($0.31)

As of August 31, 2002, the Company had approximately $35.2 million of goodwill, of which $15.6 million and $19.6 million was allocated to the enterprise and embedded segments, respectively.

NOTE 5—Other Identifiable Intangibles

In conjunction with the adoption of SFAS 142, the Company has reclassified capitalized software and related accumulated amortization to other identifiable intangible assets from property and equipment for all periods presented. Identifiable assets consist primarily of software, which are amortized over the estimated useful life ranging from three to seven years, and trademarks, which are amortized over ten years. Amortization expense associated with identifiable intangible assets was $820,000 and $712,000 for the three months ended August 31, 2002 and 2001, respectively, and $1.6 million and $1.4 million for the six months ended August 31, 2002 and 2001, respectively. The following is a summary of identifiable intangible assets (in thousands):

	As of August 31, 2002			As of February 28, 2002
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Identifiable intangible assets:
Software and related assets	$10,464	$(4,120)	$6,344	$7,537	$(3,122)	$4,415
Trademarks	3,909	(3,011)	898	3,125	(2,386)	739

	$14,373	$(7,131)	$7,242	$10,662	$(5,508)	$5,154

Estimated amortization expense for existing identifiable intangible assets is approximately $990,000 to $1.4 million per year for each of the years in the five year period ended February 28, 2007, respectively. Estimated amortization expense will be affected by various factors including future acquisitions of product and/or trademarks.

NOTE 6—Discontinued Operations

During January 2002, the Company adopted a formal plan to discontinue its network consulting operations. Accordingly, the network consulting operations were accounted for as a discontinued operation beginning with the fiscal year 2000 consolidated financial statements. The Company completed the disposal of the network consulting operations in February 2002 through termination of associated employees. Loss on disposal of discontinued operations of $10.3 million in fiscal year 2002 included the write-off of goodwill recorded in the acquisition of ENS of $9.6 million, severance and related costs of $0.4 million, and a provision against accounts receivable of $0.3 million. An additional provision against accounts receivable of $261,000 was recorded during the three months ended May 31, 2002. Network consulting revenues were $2.2 million and $6.4 million during the three and six months ended August 31, 2001, respectively.

NOTE 7—Restructuring Charges

In the six months ended August 31, 2002, the Company recorded restructuring charges of $1.5 million ($1.4 million was accrued in the first quarter of fiscal 2002 and an additional $100,000 was expensed in the second quarter of fiscal 2003 to recognize actual total severance costs paid). This restructuring charge was primarily due to a sharpening of the Company’s focus on UNIX to Linux migration opportunities in large enterprises. As a result, the Company terminated 60 employees. Restructuring charges consist of various facility closings, and $1.2 million in severance and related expenses.

With the exception of continued lease payments for certain of the closed facilities and severance to be paid to certain individuals winding down restructured elements of the business, all restructuring actions were substantially completed during the six months ended August 31, 2002.

Details of the restructuring charge are as follows (in thousands):

	Restructuring Reserve at February 28, 2002	2003 Restructuring Charges	2003 Cash Payments	Restructuring Reserve at August 31, 2002
Employee severance and termination benefits	$1,623	$1,233	($2,856)	$—
Facility exit costs	123	228	(246)	105

Total	$1,746	$1,461	($3,102)	$105

NOTE 8—Legal Proceedings

Red Hat Professional Consulting, Inc., formerly Planning Technologies, Inc. (“PTI”), a wholly-owned subsidiary of the Company acquired in February 2001, along with its former directors and some of its former principal shareholders is a defendant in a suit brought by a former employee. The plaintiff asserts, among other things, breach of various employment agreements. PTI has filed an answer, affirmative defenses and counterclaims denying all liability and has filed a motion to dismiss which remains pending. All discovery in the matter is complete. The Company has been indemnified in this matter by the former PTI shareholders and further believes that that likelihood of a material loss is remote. The Company intends to vigorously defend itself in this matter.

Commencing on or about March 29, 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. On August 8, 2001, Chief Judge Mukasey of the federal district court for the Southern District of New York issued an order that transferred all of the so-called IPO allocation actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings. The court has consolidated the actions by issuer, and the Red Hat actions have been consolidated into a single action. The plaintiffs contend that the defendants violated federal securities laws by filing registration statements and distributing prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. No discovery has occurred to date, and no dispositive motions have been filed. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages. The Company believes these complaints are without merit and will defend itself vigorously in this matter. Further, the Company should be covered under its directors’ and officers’ insurance coverage in this matter. No assurance can be given, however, that this matter will be resolved in the Company’s favor.

This Company is a defendant in a trademark and copyright litigation case related to the use of certain fonts in its software products. At the time of this filing, no claim amount has been made by the plaintiff in this case. The Company believes that it has not violated the plaintiffs trademarks and intends to vigorously defend itself in this matter. The outcome of this matter cannot currently be determined, however, it is not expected that it will materially impact the Company’s financial position, results of operations or cash flows.

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

Overview

Red Hat offers users a single, trusted point of contact and a common platform for developing, deploying and managing open source software across the information technology infrastructure of large enterprises. Red Hat Network, our systems management technology, helps companies efficiently manage their networks and systems by delivering open source products, services, support and information on-line, in real-time. There are no licensing fees associated with open source software. Therefore, we do not recognize any separate distinguishable value from the sale of the code itself. We derive value from the sale of subscriptions to our enterprise solutions developed using open source technologies by the value we add through the integration and testing of open source code, by the managed services we provide for our enterprise technologies through the Red Hat Network, and by the support of leading independent software vendors, such as Oracle, IBM and Veritas, of our enterprise operating platform, Red Hat Advanced Server, as the standard Linux operating system for the enterprise. We recognize our technology based revenue over the period of the technology subscription relationships with our customers.

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

Enterprise subscription revenue is comprised primarily of revenue from sales of Red Hat Advanced Server, Red Hat Linux, software development tools, and technical support and maintenance fees. Red Hat Linux was initially released in October 1994. Our current Red Hat Linux release is Red Hat 8.0, which was first shipped in September 2002. We sell Red Hat Linux software solutions through two channels: retail distributors and original equipment manufacturers (“OEMs”). Revenue recognition periods vary for each channel based on the end purchaser’s subscription period with Red Hat.

Red Hat Linux products to small and medium sized enterprise customers. The product is currently offered in two versions: personal and professional. Various levels of Red Hat support and software applications are provided with each version. During the three months ended August 31, 2002, we sold two different consumer/small business releases of Red Hat Linux (7.2 and 7.3). We also provide certain support and subscription services with Red Hat Linux for a period of time, not exceeding two months, from the date of registration of the software products for no additional fee. As our technologies are all open source and freely available for download and use by others, a part of our value proposition is in the ability to provide the customer certain subscription services (primarily on-line updates and management of these technologies) that enhance the value of the technology. In accordance with the provisions of SOP 97-2, we recognize all of the revenue from the sale of Red Hat Linux ratably over the period that the subscription services are provided. A reserve for sales returns is recognized for sales of software products to distributors, who have a right of return, based on the Company’s historical experience of sell-through to the end user by the distributor. The return rate experienced by the Company over its last three consumer and small business product releases has averaged 18.0%. Customers who purchase Red Hat retail products do not receive the right to future upgrades or new versions of our technology.

Subscription relationships with large enterprise customers have historically had multiple elements (i.e., delivered and undelivered products, maintenance and other services). We allocate revenue to each component of the contract based on objective evidence of its fair value, which is specific to us. The fair value of each element is based on the price if sold separately. Subscription revenue also includes revenue from several large Unix to Linux migration arrangements. Revenue from these arrangements has generally been recognized ratably over the term of the arrangement as no other pattern of performance has been discernible, none of the elements are essential to the functionality of the software and specific evidence of the fair value of the separate elements of these arrangements has not been established. In May 2002, we released Red Hat Advanced Server, the first in what will be a series of technologies for the large enterprise. Red Hat Advanced Server is only sold through an accrual subscription which provides the end user with certain call center, support and access to Red Hat Network for all updates and upgrades for a period of twelve months. Revenues from the sale of Red Hat Advanced Server are recognized ratably over the subscription period of twelve months.

Web-based software sales are recognized over the subscription period beginning when shipped, as these customers purchase on the Company’s website. Revenue from our OEM arrangements are recognized over the subscription period beginning on the date we are notified that sales have been made.

In addition, our enterprise subscription revenue is partially derived from sales of Stronghold and Red Hat Network. Stronghold is a secure enterprise-ready web server based on Apache and OpenSSL. Stronghold is available to complement Red Hat Linux Advanced Server as well as other operating systems. Red Hat Network is an internet-based service designed to assure the security, availability and reliability of Red Hat Linux, Stronghold, Database, E-Commerce and other Red Hat software solutions. Stronghold is the Company’s only software offering for which vendor specific objective evidence of fair value has been established. Revenue from delivered software is recognized separately from revenue associated with the support subscription agreement. We are able to estimate the value of Stronghold as the initial copy of the software is purchased with a support subscription and any additional support subscriptions are purchased separately. Red Hat Network is sold in the form of a monthly subscription and revenue is recognized ratably over the subscription period.

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

Enterprise services are comprised of revenue for enterprise consulting and engineering services related to our enterprise technologies, Red Hat Advanced Server and Red Hat Managed Services, and customer training and education. Enterprise consulting services are agreements where large enterprise customers are paying us on a fixed fee or hourly basis to assist in the deployment of our enterprise technologies, Red Hat Advanced Server and Red Hat Network. The Company recognizes revenue related to enterprise services on a percentage of completion or time and materials basis, as applicable. Custom development arrangements of our technologies have terms ranging from three months to one year. Payments for technical support and maintenance services are generally made in advance and are non-refundable. Support and maintenance arrangements typically have terms of three months to two years. Revenue from technical support and maintenance services is recognized ratably over the term of the related technical support and maintenance agreement. Revenue from customer training and education is recognized at the date the services are performed.

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

RESULTS OF OPERATIONS

Three Months Ended August 31, 2002 and August 31, 2001

Total revenue

Total revenue increased 12.2% to $21.2 million in the three months ended August 31, 2002 from $18.9 million in the three months ended August 31, 2001. This increase is primarily attributable to the increase in services revenue of 21.3% to $10.8 million in the three months ended August 31, 2002 from $8.9 million in the three months ended August 31, 2001, and an increase in subscription revenue of 4.0% to $10.4 million in the three months ended August 31, 2002 from $10.0 million in the three months ended August 31, 2001. The increase in subscription and services revenue was driven by increasing adoption of Red Hat technology solutions by large enterprises. Revenue from international operations totaled $5.8 million and $5.0 million in the three months ended August 31, 2002 and August 31, 2001, respectively.

Subscription revenue

Subscription revenue is comprised of revenue from enterprise and embedded customers. Enterprise revenue primarily relates to sales of subscriptions to Red Hat Advanced Server, Red Hat Network, Red Hat Linux and other Red Hat software solutions. Enterprise subscription revenue increased to $9.6 million in the three months ended August 31, 2002 from $8.6 million in the three months ended August 31, 2001. This is primarily attributable to an increase in the number of large enterprise customers adopting Red Hat Linux as an infrastructure computing platform and the introduction of new enterprise offerings, Red Hat Advanced Server and Red Hat Network Enterprise Edition, late in the first quarter of fiscal 2003. We expect that enterprise subscription revenue will continue to be positively impacted in future periods by the continued adoption of our enterprise offerings, Red Hat Advanced Server and Red Hat Network, by the large enterprise market.

Embedded subscription revenue decreased 47.4% to $0.8 million in the three months ended August 31, 2002 from $1.4 million in the three months ended August 31, 2001. The decrease in embedded subscription revenue is primarily due to the continued weak performance of the semiconductor and telecommunications industries which has impacted research and development spending.

Services revenue

Services revenue is comprised of enterprise services and embedded development services. Enterprise services includes fees received from enterprise customers for deployment, management, and support of Red Hat solutions, and customer training and education fees and fees for customization of Red Hat Advanced Server to meet the requirements of our significant hardware and software vendors. Enterprise services revenue increased 81.1% to $10.0 million in the three months ended August 31, 2002 from $5.5 million in the three months ended August 31, 2001. The increase in enterprise services revenue is primarily due to revenues earned from relationships with companies included in the Global 2000 index (the “Global 2000”) as a result of the increasing level of interest and adoption by these large enterprises of Red Hat Advanced Server as an enterprise computing platform. Customer training and education services revenue also increased 24.8% to $4.4 million in the three months ended August 31, 2002 from $3.5 million in the three months ended August 31, 2001. The increase is the direct result of the migration of larger enterprises to Red Hat Advanced Server, increasing the need to train system administrators and developers. In addition, enterprise services revenues increased as a result of significant demand by our OEM partners for us to develop hardware specific functionality to be included in future releases of Red Hat Advanced Server.

Embedded services revenue decreased 75.2% to $0.8 million in the three months ended August 31, 2002 from $3.4 million in the three months ended August 31, 2001. This decrease is primarily due to the continued weak performance of the semiconductor and telecommunications industries which has impacted research and development spending and the impact of our restructuring of the embedded business which was completed in the first quarter of fiscal 2003.

Cost of revenue

Cost of subscription revenue

Cost of enterprise subscription revenue primarily consists of expenses we incur to manufacture, package, distribute and support our solutions. These costs include expenses for physical media, fulfillment and shipping, labor related costs to provide technical support and hardware maintenance and bandwidth costs for Red Hat Network. Cost of subscription revenue decreased 16.7% to $2.1 million in the three months ended August 31, 2002 from $2.5 million in the three months ended August 31, 2001. This decrease was directly related to a reduction in expenses incurred for physical media, literature, packaging and fulfillment, as well as efficiencies gained in providing technical support and maintenance of our products on-line, global consolidation of our support and maintenance function and benefits of Red Hat Network in reducing our support costs of Red Hat Linux based systems.

Cost of services revenue

Cost of services revenue is primarily comprised of salaries and related costs—including non-cash, stock-based compensation charges—incurred for our personnel to deliver custom development, open source consulting engineering, training and education, and hardware certification services. We incur no direct costs related to royalties received from the licensing of our trademarks to third parties. Cost of services revenue increased 44.2% to $5.6 million in the three months ended August 31, 2002 from $3.9 million in the three months ended August 31, 2001. This increase was primarily due to increases in costs to provide customer training and education, as well as an increase in the number of personnel dedicated to developing hardware specific functionality for our OEM partners, which will be included in future releases of Red Hat Advanced Server.

Gross Profit

Gross profit increased 8.1% to $13.6 million in the three months ended August 31, 2002 from $12.6 million in the three months ended August 31, 2001. As a percentage of revenue, gross profit decreased 2.4% to 64.1% for the three months ended August 31, 2002 from 66.5% for the three months ended August 31, 2001. The decrease in gross profit as a percentage of revenue was primarily the result of the decrease in gross margins in our embedded business of $2.9 million or 84.1% partially offset by an increase in enterprise gross margins of $3.9 million or 42.3%.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs—including non-cash, stock-based compensation charges—for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and tradeshows. Sales and marketing expense decreased 5.0% to $8.7 million in the three months ended August 31, 2002 from $9.2 million in the three months ended August 31, 2001. This decrease was due primarily to a decrease in stock-based compensation of $600,000.

Research and development

Research and development expense consists primarily of personnel and related costs—including non-cash, stock-based compensation charges—for development of our software products and web site. Research and development expense decreased 11.8% to $5.2 million in the three months ended August 31, 2002 from $5.9 million in the three months ended August 31, 2001. The decrease in research and development expense resulted primarily from a decrease in stock-based compensation of $1.3 million, partially offset by increased spending related to the development of our first enterprise-class operating platform, Red Hat Advanced Server, costs incurred to complete the aggregation, development and testing of Version 8.0 of Red Hat Linux, and an increase in spending related to the development of software development tools for the enterprise.

General and administrative

General and administrative expense consists primarily of personnel and related costs—including non-cash, stock-based compensation charges—for general corporate functions, including finance, accounting, legal, human resources, facilities and information systems expenses. Mergers and acquisition expense primarily consists of severance and related expenses incurred in connection with redundancies identified pursuant to mergers and acquisitions completed by the Company. General and administrative expense decreased 10.9% to $4.1 million in the three months ended August 31, 2002 from $4.6 million in the three months ended August 31, 2001. This decrease resulted from:

•
a decrease in merger and acquisition activity in the three months ended August 31, 2002 resulting in a decrease in merger and acquisition expenses to $0 in the three months ended August 31, 2002 from $396,000 in the three months ended August 31, 2001; and

•
a decrease in stock-based compensation expense of $300,000 primarily due to reductions in deferred compensation to record the termination of employees prior to the complete vesting of stock options for which deferred compensation was originally recorded, as well as reductions to record the termination of employees prior to satisfaction of employment requirements pursuant to certain acquisitions.

Amortization of goodwill and intangibles

Amortization of goodwill and intangibles expense consists of the amortization of goodwill and other intangible assets. Pursuant to the adoption of SFAS 142 in the first quarter of fiscal 2003, goodwill, which represents the excess of acquisition cost over the fair value of identifiable net assets acquired in business combinations, is no longer being amortized as of March 1, 2002, but is subject to annual impairment tests. Costs incurred for acquiring trademarks, copyrights and patents are capitalized and amortized using the straight-line method over their estimated useful lives, which range from three to ten years. Amortization of goodwill and intangibles expense decreased to $213,000 in the three months ended August 31, 2002 from $12.7 million in the three months ended August 31, 2001. Excluding goodwill, amortization of intangibles was $346,000 in the three months ended August 31, 2001. This decrease was primarily due to the adoption of SFAS 142 in the first quarter of fiscal 2003, which, as noted above, precludes the amortization of goodwill as of March 1, 2002. We completed step one of the transitional impairment test for goodwill pursuant to SFAS 142 as of August 31, 2002. No impairment of goodwill was recorded pursuant to the test.

Restructuring Charges

Restructuring charges of $104,000 primarily consist of severance and related expenses. These restructuring charges were primarily due to a sharpening of the Company’s focus on UNIX to Linux migration opportunities in significant enterprises which was announced in the Company’s first quarter. The second quarter charge represents the difference between amounts accrued for severance in the first quarter and the amounts actually paid.

Other income (expense), net

Other income (expense), net consists of interest income earned on cash deposited in money market accounts and invested in short- and long-term fixed income instruments, net of interest expense incurred on short-term debt and capital leases. Interest income, net, decreased to $2.7 million in the three months ended August 31, 2002 from $4.0 million in the three months ended August 31, 2001. The decrease resulted from reductions in short-term interest rates due to the actions taken by the Federal Reserve Board.

Six months ended August 31, 2002 and August 31, 2001

Total revenue

Total revenue increased 1.2% to $40.8 million for the six months ended August 31, 2002 from $40.3 million in the six months ended August 31, 2001. This increase is primarily attributable to the increase in services revenue of 4.0% to $19.7 million in the six months ended August 31, 2002 from $18.9 million in the six months ended August 31, 2001. This increase was partially offset by a decrease in subscription revenue of 1.4% to $21.1 million in the six months ended August 31, 2002 from $21.4 million in the six months ended August 31, 2001. Revenue from international operations totaled $11.4 million and $10.7 million during the six months ended August 31, 2002 and August 31, 2001, respectively.

Subscription revenue

Enterprise subscription revenue increased 5.2% to $19.3 million in the six months ended August 31, 2002 from $18.3 million in the six months ended August 31, 2001. This increase is primarily attributable to an increase in the number of large enterprise customers adopting Red Hat Linux as an infrastructure computing platform and the introduction of new enterprise offerings, Red Hat Advanced Server and Red Hat Network Enterprise Edition, in late first quarter 2003. We expect that enterprise subscription revenue will continue be positively impacted in future periods by the continued adoption of our enterprise offerings, Red Hat Advanced Server and Red Hat Network by the large enterprise market.

Embedded subscription revenues decreased 41.0% to $1.8 million in the six months ended August 31, 2002 from $3.1 million in the six months ended August 31, 2001. The decrease in embedded subscription revenue is primarily due to the continued weak performance of the semiconductor and telecommunications industries which has impacted research and development spending and the impact of our restructuring of the embedded business which was completed in the first six months of fiscal 2003.

Services revenue

Enterprise services revenue increased 62.6% to $17.8 million in the six months ended August 31, 2002 from $11.0 million in the six months ended August 31, 2001. The increase in enterprise services revenue is primarily due to revenues earned from relationships with companies included in the Global 2000 as a result of the increasing level of interest and adoption by these large enterprises of Red Hat Advanced Server as an enterprise computing platform. Customer training and education services revenue also increased 19.4% to $8.7 million in the six months ended August 31, 2002 from $7.3 million in the six months ended August 31, 2001. The increase is the direct result of the migration of larger enterprises to the Red Hat platform, Red Hat Advanced Server increasing the need to train system administrators and developers. In addition, enterprise services revenues increased as a result of significant demand by our OEM partners for us to develop hardware specific functionality to be included in future releases of Red Hat Advanced Server.

Embedded services revenue decreased 76.3% to $1.9 million in the six months ended August 31, 2002 from $8.0 million in the six months ended August 31, 2001. This decrease is primarily due to the continued weak performance of the semiconductor and telecommunications industries which has impacted research and development spending and the impact of our restructuring of the embedded business which was completed in the first six months of fiscal 2003.

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue decreased 27.7% to $4.0 million in the six months ended August 31, 2002 from $5.6 million in the six months ended August 31, 2001. This decrease was directly related to a reduction in expenses incurred for physical media, literature, packaging and fulfillment, as well as efficiencies gained in providing technical support and maintenance of our products on-line, global consolidation of our support and maintenance function and benefits of Red Hat Network in reducing our support costs of Red Hat Linux based systems.

Cost of services revenue

Cost of services revenue increased 17.3% to $10.8 million in the six months ended August 31, 2002 from $9.2 million in the six months ended August 31, 2001. This increase was primarily due to significant increase in demand for services in the enterprise market and growth in our training business.

Gross Profit

Gross profit increased 1.7% to $25.9 million in the six months ended August 31, 2002 from $25.4 million in the six months ended August 31, 2001. As a percentage of revenue, gross profit increased slightly to 63.5% in the six months ended August 31, 2002 from 63.2% in the six months ended August 31, 2001.

Operating expenses

Sales and marketing

Sales and marketing expense decreased 17.3% to $16.6 million in the six months ended August 31, 2002 from $20.1 million in the six months ended August 31, 2001. This decrease was due primarily to reduction in redundant sales and marketing personnel and other variable costs. These personnel came from acquisitions completed in late fiscal 2001. This decrease was partially offset by an increase in large enterprise sales costs as we began to increase the size of our direct outside sales force which sells to companies in the Global 2000 in the fourth quarter of fiscal 2002.

Research and development

Research and development expense decreased 12.2% to $10.3 million in the six months ended August 31, 2002 from $11.7 million in the six months ended August 31, 2001. The decrease in research and development expense resulted from a decrease in stock-based compensation charges of $2.5 million partially offset by increased spending related to the development of our first enterprise-class operating platform, Red Hat Advanced Server, costs incurred to complete the aggregation, development and testing of Version 8.0 of Red Hat Linux, and an increase in spending related to the development of software development tools for the enterprise.

General and administrative

General and administrative expense decreased 31.5% to $8.5 million in the six months ended August 31, 2002 from $12.4 million in the six months ended August 31, 2001. This decrease resulted from:

•
a significant decrease in merger and acquisition activity in the six months ended August 31, 2002 resulting in a decrease in merger and acquisition expenses to $522,000 in the six months ended August 31, 2002 from $3.9 million in the six months ended August 31, 2001; and

•
a decrease in stock-based compensation expense of $900,000 primarily due to reductions in deferred compensation to record the termination of employees prior to the complete vesting of stock options for which deferred compensation was originally recorded, as well as reductions to record the termination of employees prior to satisfaction of employment requirements pursuant to certain acquisitions.

Amortization of goodwill and intangibles

Amortization of goodwill and intangibles expense decreased to $612,000 in the six months ended August 31, 2002 from $31.2 million ($685,000 excluding goodwill amortization) in the six months ended August 31, 2001. This decrease was primarily due to the adoption of SFAS 142 in the first quarter of fiscal 2003, which, as noted above, precludes the amortization of goodwill as of March 1, 2002.

Restructuring Charges

Restructuring charges consist of various facility closings, and $1.2 million in severance and related expenses. These restructuring charges were primarily due to a sharpening of the Company’s focus on UNIX to Linux migration opportunities in significant enterprises. As a result, the Company terminated 60 employees. In the fourth quarter of fiscal 2002, we completed the re-allocation of our resources to focus on customers included in the Global 2000, which resulted in discontinuing our network consulting business.

Other income (expense), net

Interest income, net, decreased to $5.6 million in the six months ended August 31, 2002 from $8.5 million in the six months ended August 31, 2001. The decrease resulted from reductions in short-term interest rates due to the actions taken by the Federal Reserve Board and lower average cash and investment balances in the six months ended August 31, 2002 as compared to the six months ended August 31, 2001 due primarily to the use of cash to partially fund operations and to pay merger and acquisition and restructuring costs.

Liquidity and Capital Resources

We have historically derived a significant portion of our liquidity and operating capital from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and secondary public offerings, and borrowings under our working capital line of credit. At August 31, 2002, we had total cash and investments of $288.5 million, which is comprised of $26.3 million in cash and cash equivalents, $61.8 million of short-term, fixed-income investments and $200.4 million of long-term, fixed-income investments. At February 28, 2002, we had total cash and investments of $287.0 million, which was comprised of $55.5 million in cash and cash equivalents, $40.9 million of short-term, fixed-income investments and $190.6 million of long-term, fixed-income investments.

At August 31, 2002, cash and cash equivalents totaled $26.3 million, a decrease of $29.1 million as compared to February 28, 2002. The decrease in cash and cash equivalents resulted primarily from the purchase of long- and short-term fixed-income investments of $72.8 million, offset by sales and maturities of long- and short-term fixed-income investments of $45.7 million, cash used in operations of $4.8 million, and $3.2 million used to purchase equipment. These uses of cash were offset by $4.9 million in net borrowings under our working capital line of credit.

Cash used in operations of $4.8 million in the six months ended August 31, 2002, as compared to cash used in operations of $5.1 million in the six months ended August 31, 2001, includes the net loss of $6.5 million, adjusted to exclude the impact of non-cash revenues and expenses, which totaled $8.0 million. Changes in working capital items were a net use of cash of $6.3 million and include increases in accounts receivable ($2.4 million), prepaid expenses ($2.0 million), a decrease in accounts payable ($0.3 million) and a decrease in accrued expenses ($4.7 million). These were offset by increases in deferred revenue ($2.2 million) and deferred lease credits ($1.0 million). For the six months ended August 31, 2002, operating cash flow—defined as cash used in operations excluding the impact of changes in working capital items—was $1.5 million. For the six months ended August 31, 2001, operating cash flow was ($3.0) million. This improvement in operating cash flow is the primary reason for the improvement in cash used in operations for the six months ended August 31, 2002 as compared to the six months ended August 31, 2001 and is due to better management of our operating costs.

Cash used in operations includes $2.5 million of costs related to merger and acquisition activities and cash paid for restructuring charges that were expensed in prior periods. Excluding these costs, our cash flows from recurring operations used $2.3 million of cash during the six months ended August 31, 2002. Cash flows from recurring operations and operating cash flow described above are non-GAAP measures and exclude cash payments made in connection with restructuring activities and costs incurred related to completed acquisitions. Non-GAAP information is not prepared in accordance with GAAP and is not intended to be superior to GAAP information. We believe these measures are meaningful as they provide a supplemental aggregation of data not readily attainable from financial statements prepared in accordance with GAAP.

Cash used in investing activities of $30.3 million for the six months ended August 31, 2002 was comprised of the purchase of fixed-income investments, net of sales and maturities, of $27.1 million and purchases of property and equipment totaling $3.2 million.

Cash provided by financing activities of $5.3 million for the six months ended August 31, 2002 was primarily comprised of $4.9 million in net borrowings under our working capital line of credit. The $4.9 million of net borrowings is comprised of $30.9 million in proceeds from borrowings, net of $26.0 million in repayments of notes payable. During the six months ended August 31, 2002, we have received $1.0 million in proceeds from the exercise of common stock options and warrants, and made payments of $.6 million for capital lease obligations.

In August 2001, we entered into a $10.0 million line of credit, referred to previously as the working capital line of credit, with a financial institution. This line of credit is secured by certain of our fixed-income investments. The line bears interest at monthly LIBOR plus 1% (2.82% at August 31, 2002). This line is available to the Company for up to 12 months and is to be used to provide additional working capital liquidity. On May 15, 2002, we increased the working capital line of credit to $15.0 million, all of which was outstanding at August 31, 2002. In August 2002, we renewed this working capital line of credit for another year on the same terms.

For the quarter ended August 31, 2002, we generated $0.6 million of cash from operations, an improvement from $5.3 million of cash used in operations during the quarter ended May 31, 2002. This is the first time since our fiscal year ended February 28, 1999 that we have generated positive cash flow from operations in a fiscal quarter. During the remainder of fiscal 2003, we anticipate that cash flow from operations will range from break-even to slightly positive.

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

Red Hat did not hold derivative financial instruments as of August 31, 2002, and has not held such investments in the past.

Foreign Currency Risk

Approximately 28% of the Company’s revenues for the six months ended August 31, 2002 were generated by sales outside the United States. The Company is exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and is subject to transaction gains and losses, which are recorded as a component in determining net income. Additionally, the assets and liabilities of the Company’s non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Unrealized translation gains and losses will be included as an adjustment to stockholders’ equity.

ITEM 4:    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II—OTHER INFORMATION

ITEM 4:    SUMMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 25, 2002, the Company held its annual meeting of stockholders in Raleigh, North Carolina. At this meeting, the stockholders:

1.	Elected two members of the board of directors to serve for a three-year term as Class III Directors;

2.	Ratified the selection of PricewaterhouseCoopers LLP as the Company’s independent accountants for the fiscal year ended February 28, 2003.

Indicated below are the results of the stockholder votes for the matters listed above:

No.	Matter	For	Against/Withheld	Abstain	Broker Non-Votes
1	Election of Robert F. Young	123,613,775	419,887	N/A	N/A
1	Election of William S. Kaiser	122,714,834	1,318,828	N/A	N/A
2	Ratification of PricewaterhouseCoopers LLP	120,630,464	3,289,257	113,941	N/A

ITEM 5:    OTHER INFORMATION

On September 17, 2001, the Board of Directors authorized a stock repurchase program covering up to the lesser of 10% of Red Hat’s outstanding common shares or $10.0 million. The timing and amount of shares actually repurchased during the twelve month duration of the program will be determined by management’s discretion and will depend on market conditions. The Company has purchased a total of 1,937,900 shares of its common stock at a total cost of $6.7 million under this program. No shares were purchased during the six months ended August 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 15, 2002
RED HAT, INC.

By:	/s/ MATTHEW J. SZULIK

Matthew J. Szulik
President and Chief Executive Officer
(Officer on behalf of the Registrant)

By:	/s/ KEVIN B. THOMPSON

Kevin B. Thompson
Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

I, Matthew J. Szulik, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Red Hat, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 15, 2002

By:	/s/ MATTHEW J. SZULIK

Matthew J. Szulik
President and Chief Executive Officer
(Officer on behalf of the Registrant)

I, Kevin B. Thompson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Red Hat, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 15, 2002

By:	/s/ KEVIN B. THOMPSON

Kevin B. Thompson
Chief Financial Officer
(Principal Financial Officer)