Form 10-Q
period 2002-11-30
RED HAT INC
filed 2003-01-10
CIK 1087423

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the quarter ended November 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the transition period from to .

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

As of November 30, 2002, there were 170,480,014 shares of common stock outstanding.

RED HAT, INC.

PART I – FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

RED HAT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands—except share amounts)

	November 30, 2002	February 28, 2002
	(unaudited)
ASSETS
Assets:
Cash and cash equivalents	$27,420	$55,468
Investments in debt securities	52,860	40,928
Accounts receivable, net	12,252	12,919
Estimated earnings in excess of billings	6,177	5,727
Inventory	1,117	885
Prepaid expenses and other assets	4,823	2,642

Total current assets	104,649	118,569
Property and equipment, net	15,597	15,984
Goodwill	39,438	34,720
Other identifiable intangibles, net	6,837	5,154
Investments in debt securities	206,329	190,581
Other assets, net	4,590	4,857

Total assets	$377,440	$369,865

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$6,116	$6,267
Accrued expenses	7,909	11,035
Deferred revenue	10,136	8,624
Short term payable	15,004	10,000
Current portion of capital lease obligations	1,444	1,049

Total current liabilities	40,609	36,975

Deferred lease credits	5,163	3,778
Capital lease obligations	1,058	1,563
Commitments and contingencies	—	—

Stockholders' equity:
Noncontrolling interest in subsidiary	94	74
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized,
172,617,914 and 171,659,334 shares issued, and 170,480,014 and
169,721,434 shares outstanding at November 30, 2002 and
February 28, 2002, respectively	17	17
Additional paid-in capital	629,816	626,633
Deferred compensation	(3,265)	(5,984)
Accumulated deficit	(290,130)	(283,805)
Treasury stock, 2,137,900 and 1,937,900 shares at November 30, 2002 and
February 28, 2002, respectively	(7,436)	(6,672)
Accumulated other comprehensive income (loss)	1,514	(2,714)

Total stockholders' equity	330,610	327,549

Total liabilities and stockholders' equity	$377,440	$369,865

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands—except per share amounts)

	Three Months Ended		Nine Months Ended
	November 30, 2002	November 30, 2001	November 30, 2002	November 30, 2001
	(Unaudited)		(Unaudited)
Subscription and services revenue:
Subscription:
Enterprise	$12,448	$9,450	$31,648	$27,744
Embedded	709	1,440	2,511	4,495

Total subscription revenue	13,157	10,890	34,159	32,239

Services:
Enterprise	10,071	6,274	27,831	17,228
Embedded development services	1,050	2,889	3,044	10,874

Total services revenue	11,121	9,163	30,875	28,102

Total subscription and services revenue	24,278	20,053	65,034	60,341

Cost of subscription and services revenue:
Subscription:
Enterprise	2,285	2,081	6,083	7,158
Embedded	124	145	374	665

Total cost of subscription revenue	2,409	2,226	6,457	7,823

Services:
Enterprise	4,911	3,261	13,659	8,814
Embedded development services	868	1,821	2,960	5,512

Total cost of services revenue	5,779	5,082	16,619	14,326

Total cost of subscription and services revenue	8,188	7,308	23,076	22,149

Gross profit enterprise	15,323	10,382	39,737	29,000
Gross profit embedded	767	2,363	2,221	9,192

Total gross profit	16,090	12,745	41,958	38,192

Operating expense:
Sales and marketing	8,147	7,368	24,534	25,651
Stock-based sales and marketing expense	125	174	380	1,969
Research and development	5,422	3,717	15,026	12,227
Stock-based research and development expense	239	464	933	3,689
General and administrative	3,995	3,347	11,050	10,037
General and administrative – mergers and acquisitions	—	202	522	4,089
Stock-based general and administrative expense	778	836	1,682	2,700
Lease buyout costs/Idle facility costs	—	—	285	—
Amortization of goodwill	—	9,877	—	40,435
Amortization of intangibles	278	374	890	1,060
Restructuring charges	—	1,947	1,461	38,561

Total operating expense	18,984	28,306	56,763	140,418

Loss from operations	(2,894)	(15,561)	(14,805)	(102,226)
Other income (expense), net	3,108	3,514	8,741	11,978

Income (loss) from continuing operations before extraordinary item	214	(12,047)	(6,064)	(90,248)
Discontinued operations:
Loss from discontinued operations	—	(3,009)	—	(7,718)

Income (loss) before extraordinary item	214	(15,056)	(6,064)	(97,966)
Extraordinary item-loss on disposal of discontinued operations	—	—	(261)	—

Net Income (loss)	$214	$(15,056)	$(6,325)	$(97,966)

Basic income (loss) per common share:

Net income (loss) from continuing operations	$0.00	$(0.07)	$(0.04)	$(0.54)

Discontinued operations:
Loss from discontinued operations	—	(0.02)	—	(0.04)
Extraordinary item-loss on disposal of discontinued operations	—	—	(0.00)	—

Net Income (loss)	$0.00	$(0.09)	$(0.04)	$(0.58)

Diluted income (loss) per common share:

Net income (loss) from continuing operations	$0.00	$(0.07)	$(0.04)	$(0.54)

Discontinued operations:
Loss from discontinued operations	—	(0.02)	—	(0.04)
Extraordinary item-loss on disposal of discontinued operations	—	—	(0.00)	—

Net Income (loss)	$0.00	$(0.09)	$(0.04)	$(0.58)

Weighted average shares outstanding:
Basic	170,183	169,242	169,995	168,502
Diluted	178,268	169,242	169,995	168,502

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Three Months Ended		Nine Months Ended
	November 30, 2002	November 30, 2001	November 30, 2002	November 30, 2001
	(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net income (loss)	$214	$(15,056)	$(6,325)	$(97,966)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,547	13,795	4,975	48,171
Non-cash restructuring charges	—	—	1,359	33,737
Write-down of investments	—	—	—	4,250
Stock-based compensation expense	814	1,432	2,659	8,110
Noncontrolling interest in subsidiary	—	24	20	86
Non-cash interest expense	54	—	143	—
Provision for doubtful accounts	237	187	1,141	992
Provision for inventory obsolescence	—	—	88	—
Loss on sale/abandonment of property and equipment	—	353	290	353
Changes in operating assets and liabilities:
Accounts receivable	1,032	(1,271)	(1,382)	7,470
Inventory	(173)	(286)	(321)	(321)
Prepaid expenses	(116)	1,227	(2,151)	446
Intangibles and other assets	(472)	(183)	(322)	(423)
Accounts payable	(242)	(259)	(567)	(2,289)
Accrued expenses	(1,325)	(1,492)	(6,019)	(6,561)
Deferred revenue	(954)	347	1,272	(2,378)
Deferred lease credits	395	—	1,385	—

Net cash provided by (used in) operating activities	1,011	(1,182)	(3,755)	(6,323)

Cash flows from investing activities:
Purchase of investment securities	(47,603)	(144,671)	(120,361)	(323,084)
Proceeds from sales and maturities of investment securities	50,498	100,963	96,160	303,917
Acquisitions of businesses, net of cash acquired	(1,222)	—	(1,222)	(994)
Purchase of property and equipment	(1,398)	(1,086)	(4,609)	(5,315)

Net cash provided by (used in) investing activities	275	(44,794)	(30,032)	(25,476)

Cash flows from financing activities:
Proceeds from short term notes payable	17,442	15,467	48,380	25,467
Repayments of short term notes payable	(17,500)	(15,466)	(43,520)	(18,216)
Issuance of notes receivable	—	—	—	(866)
Proceeds from issuance of common stock under Employee Stock Purchase Plan	289	—	289	—
Proceeds from exercise of common stock options and warrants	683	1,118	1,663	2,389
Purchase of treasury stock	(764)	(6,672)	(764)	(6,672)
Payments on capital lease obligations	(323)	(104)	(967)	(242)

Net cash provided by (used in) financing activities	(173)	(5,657)	5,081	1,860

Effect of foreign currency exchange rates on cash and cash equivalents	(31)	(150)	658	(523)
Net increase (decrease) in cash and cash equivalents	1,082	(51,783)	(28,048)	(30,462)
Cash and cash equivalents at beginning of the period	26,338	106,534	55,468	85,213

Cash and cash equivalents at end of period	$27,420	$54,751	$27,420	$54,751

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1-Organization

Red Hat, Inc. together with its subsidiaries (“Red Hat” or the “Company”) is the recognized global technology and brand leader in providing open source solutions to large enterprises for their information technology infrastructure. Red Hat delivers a single open source operating platform, Red Hat Linux Advanced Server (“Advanced Server”), from the mainframe to the Intel server to the embedded device and the ability to remotely manage this platform. The Company applies its technology leadership to create open source solutions that meet the functionality requirements and performance demands of the information technology infrastructure of large enterprises and those software applications or products that are critical to large enterprises, such as the Oracle Database. In April 2002, the Company launched the first in what will be a series of enterprise product offerings, Advanced Server, that reflects its commitment to providing an enterprise class infrastructure platform based on open source technology. Advanced Server is a complete set of engineering, consulting, and managed services offerings that enable large enterprises to capture the significant cost, performance and scalability benefits of their enterprise platforms.

Red Hat, Inc. is incorporated in Delaware. During January 2002, the Company adopted a formal plan to discontinue its network consulting operations. Accordingly, the Consolidated Statements of Operations have been restated to present the results of the network consulting operations separately from continuing operations (see NOTE 7) for periods prior to and including such date.

NOTE 2-Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The interim consolidated financial statements as of and for the quarter ended November 30, 2002 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. The consolidated balance sheet at February 28, 2002 has been derived from the audited consolidated financial statements at that date. Operating results for the three and nine month periods ended November 30, 2002 are not necessarily indicative of the results that may be expected for the year ending February 28, 2003. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended February 28, 2002.

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

Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by SOP 98-4 and SOP 98-9, and SEC Staff Accounting Bulletin No. 101.

Subscription Revenue

Subscription revenue is comprised of enterprise and embedded revenues.

Enterprise subscription revenue is comprised primarily of revenue from sales of Advanced Server, enterprise subscriptions, Red Hat Linux and related software solutions, software development tools, technical support and maintenance fees. Red Hat Linux was first released in October 1994. The Company’s current release is Red Hat 8.0, which was first shipped in September 2002.

As the Company’s technologies are all open source and freely available for download and use by others, its value proposition is in the ability to provide the customer subscription services (primarily on-line updates and management of these technologies) that enhance the value of the technology, integration and warranty of the components of open source code that comprise the Red Hat Linux operating system. In accordance with the provisions of SOP 97-2, the Company recognizes all of the revenue from the sale of its subscription-based products ratably over the period that the subscription services are provided. Revenue from sales of Advanced Server is recognized over the twelve month period that subscription services are provided. Red Hat sells Red Hat Linux software solutions through three channels: retail distributors, direct sales, and original equipment manufacturers (“OEMs”). Red Hat sells Red Hat Linux products to its small and medium sized business customers through its retail distributors. The product is offered in two versions: Personal and Professional. Each version provides different levels of Red Hat support and software applications. During the three months ended November 30, 2002, Red Hat sold two different releases of Red Hat Linux. Red Hat provides certain support and subscription services with Red Hat Linux for a period of time, not exceeding two months, from the date of registration of the software products for no additional fee. Revenue from sales of Red Hat Linux through retail distributors is recognized over the period that subscription services are provided. A reserve for sales returns is recorded for sales of software products to distributors, who have a right of return, based on the Company’s historical experience of sell-through to the end user by the distributor. The return rate experienced by the Company over its last three product releases has averaged 18.0%. Customers who purchase Red Hat retail products do not receive the right to future upgrades or new versions of the technology. Direct software sales are recognized over the period that subscription services are provided beginning when shipped, as these sales take place on the Company’s on-line web store. Revenue from sales of Red Hat Linux products by OEM partners (such as Dell, Hewlett Packard or IBM) of Red Hat technologies is recognized over the subscription period beginning on the date the Company is notified sales have been made.

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

Technical support and maintenance arrangements typically have terms of three months to two years. Payments for technical support and maintenance services are generally made in advance and are non-refundable. Revenue from technical support and maintenance services is recognized ratably over the term of the related technical support and maintenance agreement.

In addition, enterprise subscription revenue is partially derived from sales of Stronghold and Red Hat Network (“RHN”). Stronghold is a secure enterprise-ready web server based on Apache and OpenSSL. Stronghold is available to complement Advanced Server as well as other operating systems. Stronghold is the Company’s only software offering for which vendor specific objective evidence of the fair value of the support element has been established. The Company recognizes revenue separately related to the delivered software and the support subscription agreement. RHN is an internet-based service designed to assure the manageability, security, availability and reliability of Advanced Server, Red Hat Linux, Stronghold, Database, E-Commerce and other Red Hat software. RHN is sold in the form of a monthly subscription and revenue is recognized ratably over the subscription period.

Embedded subscription consists of revenue for technical support and maintenance services provided pursuant to software compiling, debugging, and optimization agreements. Revenue is deferred and recognized ratably over the term of the agreement, which is typically twelve months.

Services Revenue

Services revenue is comprised of enterprise services and embedded development.

Enterprise services are comprised of revenue for consulting, custom engineering, and training and education related to Red Hat technologies. Enterprise consulting services are agreements whereby the Company assists in the deployment of Red Hat enterprise technologies on a fixed fee or hourly basis. The Company recognizes revenue related to enterprise services on a percentage of completion or time and materials basis, as applicable. Custom engineering arrangements generally have a term of three to six months. Revenue is recognized on the percentage-of-completion method, provided that the Company has the ability to make reliable estimates of progress towards completion, the fee for such services is fixed and determinable and collection of the resulting receivable is probable. Revenue from customer training and education is recognized at the date the services are performed.

Embedded development services are contracts for software compiling, debugging, and optimization. Revenue is recognized on the percentage-of-completion method, provided that the Company has the ability to make reliable estimates of progress towards completion, the fee for such services is fixed and determinable and collection of the resulting receivable is probable.

Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share (“Diluted EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding and dilutive potential common share equivalents. Potential common share equivalents consist of shares issuable upon the exercise of stock options. The calculation of diluted net income (loss) per share does not include 8,551,697 potential shares of common stock equivalents for the three month period ended November 30, 2001, and 8,424,217 and 8,313,999 potential shares of common stock equivalents for the nine month periods ended November 30, 2002 and 2001, respectively, as their impact would be antidilutive.

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

The Company has international sales offices in the United Kingdom, France, Italy, Ireland, Germany, Hong Kong, Korea, Australia, and Japan. The Company manages its international business on a Europe-wide and Asia Pacific-wide basis. The following disclosure aggregates individually immaterial international operations and separately discloses the significant international operations at and for the three and nine month periods ended November 30, 2002 and 2001, respectively.

(In thousands)

	North America	Europe	Asia Pacific and Japan	Total

	Three Months Ended November 30, 2002

Revenues from unaffiliated customers	$16,761	$4,240	$3,277	$24,278
Net income (loss)	$(2,391)	$1,468	$1,137	$214
Total assets	$361,973	$9,663	$5,804	$377,440

	Three Months Ended November 30, 2001

Revenues from unaffiliated customers	$13,520	$3,172	$3,361	$20,053
Net loss	$(17,361)	$578	$1,727	$(15,056)
Total assets	$396,209	$7,920	$3,253	$407,382

	North America	Europe	Asia Pacific and Japan	Total

	Nine Months Ended November 30, 2002

Revenues from unaffiliated customers	$46,100	$10,773	$8,161	$65,034
Net loss	$(13,309)	$4,303	$2,681	$(6,235)
Total assets	$361,973	$9,663	$5,804	$377,440

	Nine Months Ended November 30, 2001

Revenues from unaffiliated customers	$43,132	$9,274	$7,935	$60,341
Net loss	$(98,456)	$(306)	$796	$(97,966)
Total assets	$396,209	$7,920	$3,253	$407,382

General and Administrative — Mergers and Acquisition Expense

General and administrative — mergers and acquisition expense primarily consists of severance and related expenses incurred in connection with redundancies identified pursuant to mergers and acquisitions completed by the Company, as well as the compensation and related costs of employees who are dedicated to seeking out and identifying potential acquisition candidates. In addition, general and administrative — mergers and acquisition expense includes in the first quarter of fiscal 2002 legal costs incurred related to acquisitions accounted for under the pooling of interests method of accounting, which was an acceptable method of accounting for acquisitions at that time.

Comprehensive Income

The Company’s items of accumulated other comprehensive income (loss) during the three and nine months ended November 30, 2002 totaled ($62,000) and $4.1 million, respectively, and are comprised of an unrealized gain (loss) on investments in marketable debt securities of ($31,000) and $3.5 million, respectively, and a foreign currency translation adjustment of ($31,000) and $658,000, respectively. The Company’s items of other comprehensive income (loss) during the three and nine months ended November 30, 2001 totaled ($354,000) and ($275,000), respectively, and are comprised of an unrealized gain (loss) on investments in marketable debt securities of ($204,000) and $248,000, respectively, and a foreign currency translation adjustment of ($150,000) and ($523,000), respectively.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment on Disposal of Long-Lived Assets” (“SFAS 144”). This statement supersedes SFAS No. 121, “Accounting for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-

Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The Company adopted SFAS 144 on December 1, 2001. The adoption of SFAS 144 did not have a material impact on the Company’s results of operations and/or financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of FASB Statement No. 123” (“SFAS 148”). This Statement amends FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”(“APB 28”), to require disclosure about those effects in interim financial information. The Company intends to continue to account for stock-based compensation based on the provisions of APB Opinion No. 25. The Company will adopt the disclosure provisions of SFAS 148 beginning in the quarter ended May 31, 2003.

NOTE 3-Business Combination

In October 2002, the Company completed the acquisition of all of the outstanding common stock of NOCpulse, Inc. in exchange for 322,312 shares of the Company’s common stock valued at $1.2 million, plus the assumption of $2.7 million in net liabilities. The excess of purchase price over the fair values of the net liabilities acquired of $3.9 million has been recorded as goodwill.

NOTE 4-Supplemental Reconciliation of Change in Total Cash and Investments in Debt Securities

	Three Months Ended		Nine Months Ended
	November, 30 2002	November, 30 2001	November, 30 2002	November, 30 2001
	(Unaudited)		(Unaudited)
Net cash provided by (used in) operating activities	$1,011	$(1,182)	$(3,755)	$(6,323)
Net cash used in investing activities excluding purchases and sales of investments in marketable debt securities	(2,620)	(1,086)	(5,831)	(6,309)
Net cash provided by (used in) financing activities	(173)	(5,657)	5,081	1,860
Unrealized gain (loss) on investments in marketable debt securities	(123)	(204)	3,479	248
Effect of foreign currency exchange rates on cash and cash equivalents	(31)	(150)	658	(523)

Net decrease in cash and investments in marketable debt securities	(1,936)	(8,279)	(368)	(11,047)
Cash and investments in marketable debt securities at beginning of period	288,545	299,913	286,977	302,681

Cash and investments in marketable debt securities at end of period	$286,609	$291,634	$286,609	$291,634

NOTE 5-Goodwill and Identifiable Intangible Assets

On March 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”). Under SFAS 142, all goodwill is no longer amortized but reviewed at least annually for impairment. Other intangible assets continue to be amortized over their useful lives. The Company completed the required transitional impairment test as of August 31, 2002 and did not identify any impairment.

Through February 2002, goodwill was amortized on a straight-line basis over three years. The following is a summary of reported net income and net income per share, adjusted to exclude goodwill amortization (in thousands, except per share amounts):

	Three Months Ended November 30, 2001	Nine Months Ended November 30, 2001
Net loss	$(15,056)	$(97,966)
Add: goodwill amortization	12,083	42,625
Adjusted net loss	$(2,973)	$(55,341)
Adjusted net loss per share basic and diluted	$(0.02)	$(0.33)

As of November 30, 2002, the Company had approximately $39.4 million of goodwill, of which $19.8 million and $19.6 million was allocated to the enterprise and embedded segments, respectively.

NOTE 6-Other Identifiable Intangibles

In conjunction with the adoption of SFAS 142, the Company has reclassified capitalized software and related accumulated amortization to other identifiable intangible assets from property and equipment for all periods presented. Identifiable assets consist primarily of software, which are amortized over the estimated useful life ranging from three to seven years, and trademarks, which are amortized over ten years. Amortization expense associated with identifiable intangible assets was $912,000 and $824,000 for the three months ended November 30, 2002 and 2001, respectively, and $2.4 million and $2.2 million for the nine months ended November 30, 2002 and 2001, respectively. The following is a summary of identifiable intangible assets (in thousands):

	As of November 30, 2002			As of February 28, 2002
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Identifiable intangible assets:
Software and related assets	$10,847	$(4,751)	$6,096	$7,537	$(3,122)	$4,415
Trademarks	4,034	(3,293)	741	3,125	(2,386)	739

	$14,881	$(8,044)	$6,837	$10,662	$(5,508)	$5,154

Estimated amortization expense for existing identifiable intangible assets is approximately $990,000 to $1.4 million per year for each of the years in the five year period ending February 28, 2007, respectively. Estimated amortization expense will be affected by various factors including future acquisitions of product and/or trademarks.

NOTE 7-Discontinued Operations

During January 2002, the Company adopted a formal plan to discontinue its network consulting operations. Accordingly, the network consulting operations were accounted for as a discontinued operation beginning with the fiscal year 2000 consolidated financial statements. The Company completed the disposal of the network consulting operations in February 2002 through termination of associated employees. Loss on disposal of discontinued operations of $10.3 million in fiscal year 2002 included the write-off of goodwill recorded in the acquisition of ENS of $9.6 million, severance and related costs of $0.4 million, and a provision against accounts receivable of $0.3 million. An additional provision against accounts receivable of $261,000 was recorded during the three months ended May 31, 2002. Network consulting revenues were $1.4 million and $7.9 million during the three and nine months ended November 30, 2001, respectively.

NOTE 8-Restructuring Charges

In the nine months ended November 30, 2002, the Company recorded restructuring charges of $1.5 million ($1.4 million was accrued in the first quarter of fiscal 2002 and an additional $100,000 was expensed in the second quarter of fiscal 2003 to recognize actual total severance costs paid). This restructuring charge was primarily due to a sharpening of the Company’s focus on UNIX to Linux migration opportunities in large enterprises. As a result, the Company terminated approximately 60 employees. Restructuring charges consist of various facility closings, and $1.2 million in severance and related expenses.

Details of the restructuring charge are as follows (in thousands):

	Restructuring Reserve at February 28, 2002	2003 Restructuring Charges	2003 Cash Payments	Restructuring Reserve at November 30, 2002
Employee severance and termination benefits	$1,623	$1,233	$(2,856)	$—
Facility exit costs	123	228	(351)	$—

Total	$1,746	$1,461	$(3,207)	$—

NOTE 9-Legal Proceedings

Red Hat Professional Consulting, Inc., formerly Planning Technologies, Inc. (“PTI”), a wholly-owned subsidiary of the Company acquired in February 2001, along with its former directors and some of its former principal shareholders are defendants in a suit brought by a former employee. The plaintiff asserts, among other things, breach of various employment agreements. PTI has filed an answer, affirmative defenses and counterclaims denying all liability and has filed a motion to dismiss which remains pending. All discovery in the matter is complete. The Company has been indemnified in this matter by the former PTI shareholders and further believes that the likelihood of a material loss is remote. The Company intends to vigorously defend itself in this matter.

Commencing on or about March 29, 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. On August 8, 2001, Chief Judge Mukasey of the federal district court for the Southern District of New York issued an order that transferred all of the so-called IPO allocation actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings. The court has consolidated the actions by issuer, and the Red Hat actions have been consolidated into a single action. The plaintiffs contend that the defendants violated federal securities laws by filing registration statements and distributing prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. No discovery has occurred to date. The Company, in conjunction with other issuer defendants, has filed a motion to dismiss, which motion has been heard by the court; however, the court has not ruled on the motion. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages. The Company believes these complaints are without merit and will defend itself vigorously in this matter. Further, the Company expects to be covered under its directors’ and officers’ insurance coverage in this matter. No assurance can be given, however, that this matter will be resolved in the Company’s favor or that any damages awarded to the plaintiffs will be covered by insurance.

This Company is a defendant in a trademark and copyright litigation case related to the use of certain fonts in its software products. At the time of this filing, no claim amount has been made by the plaintiff in this case. The Company believes that it has not infringed the plaintiffs trademarks or copyrights and intends to vigorously defend itself in this matter. The outcome of this matter cannot currently be determined, however, it is not expected that it will materially impact the Company’s financial position, results of operations or cash flows.

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

Overview

Red Hat offers users a single, trusted point of contact and a common platform for developing, deploying and managing open source software across the information technology infrastructure of large enterprises. RHN, our systems management technology, helps companies efficiently manage their networks and systems by delivering open source products, services, support and information on-line, in real-time. There are no licensing fees associated with open source software. Therefore, we do not recognize any separate distinguishable value from the sale of the code itself. We derive revenue from the sale of subscriptions to our enterprise solutions developed using open source technologies. Our value proposition is in the integration and testing of open source code, the managed services we provide for our enterprise technologies through the RHN, and the support of leading independent software vendors, such as Oracle, IBM and Veritas, of our enterprise operating platform, Advanced Server, as the standard Linux operating system for the enterprise. We recognize our technology-based revenue over the period of the technology subscription relationships with our customers.

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

Enterprise subscription revenue is comprised primarily of revenue from sales of Advanced Server, enterprise subscriptions, Red Hat Linux and related software solutions, software development tools, and technical support and maintenance fees. Red Hat Linux was first released in October 1994. Our current release is Red Hat 8.0, which was first shipped in September 2002.

As our technologies are all open source and freely available for download and use by others, our value proposition is in the ability to provide the customer certain subscription services (primarily on-line updates and management of these technologies) that enhance the value of the technology and integration and warranty of the components of open source code that comprise the Red Hat Linux operating system. In accordance with the provisions of SOP 97-2, we recognize all of the revenue from the sale of our subscription based products ratably over the period that the subscription services are provided. Revenue from sales of Advanced Server is recognized over the twelve month period that subscription services are provided. We sell Red Hat Linux software solutions through three channels: retail distributors, direct sales, and original equipment manufacturers (“OEMs”). We sell Red Hat Linux products to small and medium sized enterprise customers through retail distributors. The product is currently offered in two versions: personal and professional. Various levels of Red Hat support and software applications are provided with each version. During the three months ended November 30, 2002, we sold two different releases of Red Hat Linux. We also provide certain support and subscription services with Red Hat Linux for a period of time, not exceeding two months, from the date of registration of the software products for no additional fee. Revenue from sales of Red Hat Linux through retail distributors is recognized over the period that subscription services are provided. A reserve for sales returns is recognized for sales of software products to distributors, who have a right of return, based on the Company’s historical experience of sell-through to the end user by the distributor. The return rate experienced by the Company over its last three product releases has averaged 18.0%. Customers who purchase Red Hat retail products do not receive the right to future upgrades or new versions of our technology. Direct software sales are recognized over the period that subscription services are provided beginning when shipped, as these customers purchase on the Company’s on-line web store. Revenue from our OEM arrangements are recognized over the subscription period beginning on the date we are notified that sales have been made.

Subscription relationships with large enterprise customers typically involve contracts with multiple elements (i.e., delivered and undelivered products, maintenance and other services). We allocate revenue to each component of the contract based on objective evidence of its fair value, which is specific to us. The fair value of each element is based on the price if sold separately. We recognize revenue allocated to the undelivered products when the criteria for product revenue, set forth above, have been met. Subscription revenue also includes revenue from large Unix to Linux migration arrangements. Revenue from these arrangements has historically been recognized ratably over the term of the arrangement as no other pattern of performance is discernible, none of the elements are essential to the functionality of the software and specific evidence of the fair value of the separate elements of these arrangements has not been established.

Technical support and maintenance arrangements typically have terms of three months to two years. Payments for technical support and maintenance services are generally made in advance and are non-refundable. Revenue from technical support and maintenance services is recognized ratably over the term of the related technical support and maintenance agreement.

In addition, our enterprise subscription revenue is partially derived from sales of Stronghold and RHN. Stronghold is a secure enterprise-ready web server based on Apache and OpenSSL. Stronghold is available to complement Advanced Server as well as other operating systems. RHN is an internet-based service designed to assure the security, availability and reliability of Red Hat Linux, Stronghold, Database, E-Commerce and other Red Hat software solutions. Stronghold is the Company’s only software offering for which vendor specific objective evidence of fair value has been established. Revenue from delivered software is recognized separately from revenue associated with the support subscription agreement. We are able to estimate the value of Stronghold as the initial copy of the software is purchased with a support subscription and any additional support subscriptions are purchased separately. RHN is sold in the form of a monthly subscription and revenue is recognized ratably over the subscription period.

Embedded subscription consists of revenue for technical support and maintenance services provided pursuant to software compiling, debugging, and optimization agreements. Revenue is deferred and recognized ratably over the term of the agreement, which is typically twelve months.

Services Revenue

Services revenue is comprised of enterprise services and embedded development.

Enterprise services are comprised of revenue for consulting, custom engineering, and training and education related to Red Hat technologies. Enterprise consulting services are agreements whereby the Company assists in the deployment of Red Hat enterprise technologies on a fixed fee or hourly basis. The Company recognizes revenue related to enterprise services on a percentage of completion or time and materials basis, as applicable. Custom engineering arrangements generally have a term of three to six months. Revenue is recognized on the percentage-of-completion method, provided that the Company has the ability to make reliable estimates of progress towards completion, the fee for such services is fixed and determinable and collection of the resulting receivable is probable. Revenue from customer training and education is recognized at the date the services are performed.

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

RESULTS OF OPERATIONS

Three Months Ended November 30, 2002 and November 30 , 2001

Total revenue

Total revenue increased 21.1% to $24.3 million in the three months ended November 30, 2002 from $20.1 million in the three months ended November 30, 2001. This increase is primarily attributable to the increase in subscription revenue of 21.0% to $13.2 million in the three months ended November 30, 2002 from $10.9 million in the three months ended November 30, 2001, and an increase in services revenue of 21.4% to $11.1 million in the three months ended November 30, 2002 from $9.2 million in the three months ended November 30, 2001. The increase in subscription and services revenue was driven by increasing adoption of Red Hat technology solutions by large enterprises. Revenue from international operations totaled $7.5 million and $6.5 million in the three months ended November 30, 2002 and November 30, 2001, respectively.

Subscription revenue

Subscription revenue is comprised of revenue from enterprise and embedded customers. Enterprise revenue primarily relates to sales of subscriptions to Advanced Server, RHN, Red Hat Linux and other Red Hat software solutions. Enterprise subscription revenue increased to $12.4 million in the three months ended November 30, 2002 from $9.5 million in the three months ended November 30, 2001. This is primarily attributable to an increase in the number of large enterprise customers adopting Red Hat Linux as an infrastructure computing platform and the introduction of new enterprise offerings, Advanced Server and RHN Enterprise Edition, late in the first quarter of fiscal 2003. Since its introduction, we have sold approximately 20,000 units of Advanced Server through November 30, 2002. We expect that enterprise subscription revenue will continue to be positively impacted in future periods by the continued adoption of our enterprise offerings, Advanced Server and RHN, by the large enterprise market.

Embedded subscription revenue decreased 50.8% to $0.7 million in the three months ended November 30, 2002 from $1.4 million in the three months ended November 30, 2001. The decrease in embedded subscription revenue is primarily due to the continued weak performance of the semiconductor and telecommunications industries which has impacted research and development spending.

Services revenue

Services revenue is comprised of enterprise services and embedded development services. Enterprise services includes fees received from enterprise customers for deployment, management, and support of Red Hat solutions, and customer training and education fees and fees for customization of Advanced Server to meet the requirements of our significant hardware and software vendors. Enterprise services revenue increased 60.5% to $10.1 million in the three months ended November 30, 2002 from $6.3 million in the three months ended November 30, 2001. The increase in enterprise services revenue is primarily due to revenues earned from relationships with companies included in the Global 2000 index (the “Global 2000”) as a result of the increasing level of interest and adoption by these large enterprises of Advanced Server as an enterprise computing platform. Customer training and education services revenue increased 33.9% to $5.0 million in the three months ended November 30, 2002 from $3.7 million in the three months ended November 30, 2001. This increase is the direct result of the migration of larger enterprises to Advanced Server, increasing the need to train system administrators and developers. In addition, enterprise services revenues increased as a result of significant demand by our OEM partners for us to develop hardware specific functionality to be included in future releases of Advanced Server.

Embedded services revenue decreased 63.7% to $1.1 million in the three months ended November 30, 2002 from $2.9 million in the three months ended November 30, 2001. This decrease is primarily due to the continued weak performance of the semiconductor and telecommunications industries which has impacted research and development spending and the impact of our restructuring of the embedded business which was completed in the first quarter of fiscal 2003.

Cost of revenue

Cost of subscription revenue

Cost of enterprise subscription revenue primarily consists of expenses we incur to manufacture, package, distribute and support our solutions. These costs include expenses for physical media, fulfillment and shipping, labor related costs to provide technical support and hardware maintenance and bandwidth costs for RHN. Cost of subscription revenue increased 8.2% to $2.4 million in the three months ended November 30, 2002 from $2.2 million in the three months ended November 30, 2001. This increase was directly related to a increase in sales of our packaged software product solutions and the resulting costs incurred for physical media, literature, packaging and fulfillment. This increase in cost continues to be offset by efficiencies gained in providing technical support and maintenance of our products on-line, global consolidation of our support and maintenance function and benefits of RHN in reducing our support costs of Red Hat Linux based systems.

Cost of services revenue

Cost of services revenue is primarily comprised of salaries and related costs — including non-cash, stock-based compensation charges — incurred for our personnel to deliver custom development, open source consulting engineering, training and education, and hardware certification services. We incur no direct costs related to royalties received from the licensing of our trademarks to third parties. Cost of services revenue increased 13.7% to $5.8 million in the three months ended November 30, 2002 from $5.1 million in the three months ended November 30, 2001. This increase was primarily due to increases in costs to provide customer training and education, as well as an increase in the number of personnel dedicated to providing consulting services to enterprise customers outside of the United States.

Gross Profit

Gross profit increased 26.3% to $16.1 million in the three months ended November 30, 2002 from $12.7 million in the three months ended November 30, 2001. As a percentage of revenue, gross profit increased 2.7% to 66.3% for the three months ended November 30, 2002 from 63.6% for the three months ended November 30, 2001. The increase in gross profit as a percentage of revenue was primarily the result of the increase in gross profit of our enterprise revenue of $4.9 million or 47.6%, the result of continued growth in subscription revenues streams such as Advanced Server, Red Hat Advanced Workstation and Red Hat Managed Services.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs — including non-cash, stock-based compensation charges — for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and tradeshows. Sales and marketing expense increased 9.7% to $8.3 million in the three months ended November 30, 2002 from $7.5 million in the three months ended November 30, 2001. This increase was due primarily to an increase in enterprise sales costs as we continue to increase the size of our direct outside sales force which sells to companies in the Global 2000.

Research and development

Research and development expense consists primarily of personnel and related costs — including non-cash, stock-based compensation charges — for development of our software products and web site. Research and development expense increased 35.4% to $5.7 million in the three months ended November 30, 2002 from $4.2 million in the three months ended November 30, 2001. The increase in research and development expense was due primarily to the development of our enterprise-class operating platform, Advanced Server, and the development of software development tools for the enterprise.

General and administrative

General and administrative expense consists primarily of personnel and related costs — including non-cash, stock-based compensation charges — for general corporate functions, including finance, accounting, legal, human resources, facilities and information systems expenses. Mergers and acquisition expense primarily consists of severance and related expenses incurred in connection with redundancies identified pursuant to mergers and acquisitions completed by the Company. General and administrative expense increased 8.9% to $4.8 million in the three months ended November 30, 2002 from $4.4 million in the three months ended November 30, 2001. This increase was primarily due to an increase in payroll costs due to an increase in the number of general and administrative personnel to support the growth of our business.

Amortization of goodwill and intangibles

Amortization of goodwill and intangibles expense consists of the amortization of goodwill and other intangible assets. Pursuant to the adoption of SFAS 142 in the first quarter of fiscal 2003, goodwill, which represents the excess of acquisition cost over the fair value of identifiable net assets acquired in business combinations, is no longer being amortized as of March 1, 2002, but is subject to annual impairment tests. Costs incurred for acquiring trademarks, copyrights and patents are capitalized and amortized using the straight-line method over their estimated useful lives, which range from three to ten years. Amortization of intangibles expense decreased to $278,000 in the three months ended November 30, 2002 from $10.3 million in the three months ended November 30, 2001. Excluding goodwill, amortization of intangibles was $374,000 in the three months ended November 30, 2001. This decrease was primarily due to the adoption of SFAS 142 in the first quarter of fiscal 2003, which, as noted above, precludes the amortization of goodwill as of March 1, 2002. We completed step one of the transitional impairment test for goodwill pursuant to SFAS 142 as of August 31, 2002. No impairment of goodwill was recorded pursuant to the test.

Other income (expense), net

Other income (expense), net consists of interest income earned on cash deposited in money market accounts and invested in short- and long-term fixed income instruments, net of interest expense incurred on short-term debt and capital leases. Interest income, net, decreased to $3.1 million in the three months ended November 30, 2002 from $3.5 million in the three months ended November 30, 2001. The decrease resulted from reductions in short-term interest rates due to the actions taken by the Federal Reserve Board.

Nine months ended November 30, 2002 and November 30, 2001

Total revenue

Total revenue increased 7.8% to $65.0 million for the nine months ended November 30, 2002 from $60.3 million in the nine months ended November 30, 2001. This increase is primarily attributable to the increase in services revenue of 9.9% to $30.9 million in the nine months ended November 30, 2002 from $28.1 million in the nine months ended November 30, 2001. This increase was complemented by a increase in subscription revenue of 6.0% to $34.2 million in the nine months ended November 30, 2002 from $32.2 million in the nine months ended November 30, 2001. Revenue from international operations totaled $18.9 million and $17.2 million during the nine months ended November 30, 2002 and November 30, 2001, respectively.

Subscription revenue

Enterprise subscription revenue increased 14.1% to $31.6 million in the nine months ended November 30, 2002 from $27.7 million in the nine months ended November 30, 2001. This increase is primarily attributable to an increase in the number of large enterprise customers adopting Red Hat Linux as an infrastructure computing platform and the introduction of new enterprise offerings, Advanced Server and RHN Enterprise Edition, in late first quarter 2003. We expect that enterprise subscription revenue will continue be positively impacted in future periods by the continued adoption of our enterprise offerings, Advanced Server and RHN by the large enterprise market.

Embedded subscription revenues decreased 44.1% to $2.5 million in the nine months ended November

30, 2002 from $4.5 million in the nine months ended November 30, 2001. The decrease in embedded subscription revenue is primarily due to the continued weak performance of the semiconductor and telecommunications industries which has impacted research and development spending and the impact of our restructuring of the embedded business which was completed in he first nine months of fiscal 2003.

Services revenue

Enterprise services revenue increased 61.6% to $27.8 million in the nine months ended November 30, 2002 from $17.2 million in the nine months ended November 30, 2001. The increase in enterprise services revenue is primarily due to revenues earned from relationships with companies included in the Global 2000 as a result of the increasing level of interest and adoption by these large enterprises of Advanced Server as an enterprise computing platform. Customer training and education services revenue increased 24.3% to $13.7 million in the nine months ended November 30, 2002 from $11.0 million in the nine months ended November 30, 2001. This increase is the direct result of the migration of larger enterprises to the Red Hat platform, Advanced Server increasing the need to train system administrators and developers. In addition, enterprise services revenues increased as a result of significant demand by our OEM partners for us to develop hardware specific functionality to be included in future releases of Advanced Server.

Embedded services revenue decreased 72.0% to $3.0 million in the nine months ended November 30, 2002 from $10.9 million in the nine months ended November 30, 2001. This decrease is primarily due to the continued weak performance of the semiconductor and telecommunications industries which has impacted research and development spending and the impact of our restructuring of the embedded business which was completed in he first nine months of fiscal 2003.

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue decreased 17.5% to $6.5 million in the nine months ended November 30, 2002 from $7.8 million in the nine months ended November 30, 2001. This decrease was directly related to a reduction in expenses incurred for physical media, literature, packaging and fulfillment, as well as efficiencies gained in providing technical support and maintenance of our products on-line, global consolidation of our support and maintenance function and benefits of RHN in reducing our support costs of Red Hat Linux based systems.

Cost of services revenue

Cost of services revenue increased 16.0% to $16.6 million in the nine months ended November 30, 2002 from $14.3 million in the nine months ended November 30, 2001. This increase was primarily due to significant increase in demand for services in the enterprise market and growth in our customer training and education revenues.

Gross Profit

Gross profit increased 9.9% to $42.0 million in the nine months ended November 30, 2002 from $38.2 million in the nine months ended November 30, 2001. As a percentage of revenue, gross profit increased slightly to 64.5% in the nine months ended November 30, 2002 from 63.3% in the nine months ended November 30, 2001. The increase in gross profit as a percentage of revenue was primarily the result of the increase in gross profit of our enterprise revenue of $10.7 million or 37.0%, the result of continued growth in subscription revenues streams such as Advanced Server, Red Hat Advanced Workstation and Red Hat Managed Services.

Operating expenses

Sales and marketing

Sales and marketing expense decreased 9.8% to $24.9 million in the nine months ended November 30, 2002 from $27.6 million in the nine months ended November 30, 2001. This decrease was due primarily to reduction in redundant sales and marketing personnel and other variable marketing costs. These personnel came from acquisitions completed in late fiscal 2001. This decrease was partially offset by an increase in large enterprise sales costs as we began to increase the size of our direct outside sales force which sells to companies in the Global 2000 in the fourth quarter of fiscal 2002.

Research and development

Research and development expense increased slightly to $16.0 million in the nine months ended November 30, 2002 from $15.9 million in the nine months ended November 30, 2001.

General and administrative

General and administrative expense decreased 21.2% to $13.3 million in the nine months ended November 30, 2002 from $16.8 million in the nine months ended November 30, 2001. This decrease resulted from:

•
a significant decrease in merger and acquisition activity in the nine months ended November 30, 2002 resulting in a decrease in merger and acquisition expenses to $522,000 in the nine months ended November 30, 2002 from $4.1 million in the nine months ended November 30, 2001; and

•
a decrease in stock-based compensation expense of $1.1 million primarily due to reductions in deferred compensation to record the termination of employees prior to the complete vesting of stock options for which deferred compensation was originally recorded, as well as reductions to record the termination of employees prior to satisfaction of employment requirements pursuant to certain acquisitions.

Amortization of goodwill and intangibles

Amortization of goodwill and intangibles expense decreased to $890,000 in the nine months ended November 30, 2002 from $41.5 million ($1.1 million excluding goodwill amortization) in the nine months ended November 30, 2001. This decrease was primarily due to the adoption of SFAS 142 in the first quarter of fiscal 2003, which, as noted above, precludes the amortization of goodwill as of March 1, 2002.

Restructuring Charges

Restructuring charges consist of various facility closings, and $1.2 million in severance and related expenses. These restructuring charges were primarily due to a sharpening of the Company’s focus on UNIX to Linux migration opportunities in significant enterprises. As a result, the Company terminated approximately 60 employees. In the fourth quarter of fiscal 2002, we completed the re-allocation of our resources to focus on customers included in the Global 2000, which resulted in discontinuing our network consulting business.

Other income (expense), net

Interest income, net, decreased to $8.8 million in the nine months ended November 30, 2002 from $12.0 million in the nine months ended November 30, 2001. The decrease resulted from reductions in short-term interest rates due to the actions taken by the Federal Reserve Board over the last twelve months and lower average cash and investment balances in the nine months ended November 30, 2002 as compared to the nine months ended November 30, 2001 due primarily to the use of cash to partially fund operations and to pay merger and acquisition and restructuring costs.

Liquidity and Capital Resources

We have historically derived a significant portion of our liquidity and operating capital from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and secondary public offerings, and borrowings under our working capital line of credit. At November 30, 2002, we had total cash and investments of $286.6 million, which is comprised of $27.4 million in cash and cash equivalents, $52.9 million of short-term, fixed-income investments and $206.3 million of long-term, fixed-income investments. At February 28, 2002, we had total cash and investments of $287.0 million, which was comprised of $55.5 million in cash and cash equivalents, $40.9 million of short-term, fixed-income investments and $190.6 million of long-term, fixed-income investments.

At November 30, 2002, cash and cash equivalents totaled $27.4 million, a decrease of $28.1 million as compared to February 28, 2002. The decrease in cash and cash equivalents resulted primarily from the purchase of long- and short-term fixed-income investments of $120.4 million, offset by sales and maturities of long- and short-term fixed-income investments of $96.2 million, cash used in operations of $3.8 million for the nine months ended November 30, 2002, and $4.6 million used to purchase equipment. These uses of cash were offset by $4.9 million in net borrowings under our working capital line of credit.

Cash used in operations of $3.8 million in the nine months ended November 30, 2002, as compared to cash used in operations of $6.3 million in the nine months ended November 30, 2001, includes the net loss of $6.3 million, adjusted to exclude the impact of non-cash revenues and expenses, which totaled $10.8 million. Changes in working capital items were a net use of cash of $8.2 million and include increases in accounts receivable ($1.4 million), inventory ($0.3 million), prepaid expenses ($2.2 million), and intangibles and other assets ($0.4 million) and a decrease in accounts payable ($0.6 million) and accrued expenses ($6.0 million). These were offset by increases in deferred revenue ($1.3 million) and deferred lease credits ($1.4 million). For the nine months ended November 30, 2002, operating cash flow – defined as cash used in operations excluding the impact of changes in working capital items – was $4.4 million. For the nine months ended November 30, 2001, operating cash flow was ($2.3) million. This improvement in operating cash flow is the primary reason for the improvement in cash used in operations for the nine months ended November 30, 2002 as compared to the nine months ended November 30, 2001 and is due to better management of our operating costs.

Cash used in operations includes $2.5 million of costs related to merger and acquisition activities and cash paid for restructuring charges that were expensed in prior periods. Excluding these costs, our cash flows from recurring operations used $1.3 million of cash during the nine months ended November 30, 2002. Cash flows from recurring operations and operating cash flow described above are non-GAAP measures and exclude cash payments made in connection with restructuring activities and costs incurred related to completed acquisitions. Non-GAAP information is not prepared in accordance with GAAP and is not intended to be superior to GAAP information. We believe these measures are meaningful as they provide a supplemental aggregation of data not readily attainable from financial statements prepared in accordance with GAAP.

Cash used in investing activities of $30.0 million for the nine months ended November 30, 2002 was comprised of the purchase of fixed-income investments, net of sales and maturities, of $24.2 million, an acquisition, net of cash acquired, of $1.2 million, and purchases of property and equipment totaling $4.6 million.

Cash provided by financing activities of $5.0 million for the nine months ended November 30, 2002 was primarily comprised of $4.9 million in net borrowings under our working capital line of credit. The $4.9 million of net borrowings is comprised of $48.4 million in proceeds from borrowings, net of $43.5 million in repayments of notes payable. During the nine months ended November 30, 2002, we received $2.0 million in proceeds from the exercise of common stock options and warrants, and made payments of $1.0 million for capital lease obligations and $0.8 million for the purchase of treasury stock.

In August 2001, we entered into a $10.0 million line of credit with a financial institution, referred to previously as the working capital line of credit. This line of credit is secured by certain of our fixed-income investments. The line bears interest at monthly LIBOR plus 1% (2.38% at November 30, 2002). This line is available to the Company for up to 12 months and is to be used to provide additional working capital liquidity. On May 15, 2002, we increased the working capital line of credit to $15.0 million, all of which was outstanding at November 30, 2002. In August 2002, we renewed this working capital line of credit for another year on the same terms.

For the quarter ended November 30, 2002, we generated $1.0 million of cash from operations, an improvement from $0.6 million of cash provided by operations during the quarter ended August 31, 2002. This is the second consecutive quarter that we have generated positive cash flow from operations. We anticipate that cash flow from operations will be positive in our fiscal fourth quarter.

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

Red Hat did not hold derivative financial instruments as of November 30, 2002, and has not held these types of investments in the past.

Foreign Currency Risk

Approximately 29% of the Company’s revenues for the nine months ended November 30, 2002 were generated by sales outside the United States. The Company is exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and is subject to transaction gains and losses, which are recorded as a component in determining net income. Additionally, the assets and liabilities of the Company’s non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Unrealized translation gains and losses will be included as an adjustment to stockholders’ equity.

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

PART II – OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 7, 2002, the Company acquired all of the outstanding stock of NOCpulse, Inc. in exchange for 322,212 shares of the Company’s common stock and the assumption of certain liabilities. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Based upon the small number of NOCpulse, Inc. shareholders receiving consideration in the merger, their financial sophistication and the absence of any general solicitation, the transaction was determined not to involve any public offering.

ITEM 5: OTHER INFORMATION

The Company maintains a stock repurchase program covering up to the lesser of 10% of Red Hat’s outstanding common shares or $20.0 million. The timing and amount of shares actually repurchased will be determined by management’s discretion and will depend on market conditions. The Company has purchased a total of 2,137,900 shares of its common stock at a total cost of $7.4 million under this program. During the nine months ended November 30, 2002 the Company purchased 200,000 shares at a total cost of $764,000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 10, 2003	RED HAT, INC.

	By:	/s/ MATTHEW J. SZULIK
Matthew J. Szulik President and Chief Executive Officer (Officer on behalf of the Registrant)

	By:	/s/ KEVIN B. THOMPSON
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

January 10, 2003

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

January 10, 2003

By:	/s/ KEVIN B. THOMPSON
Kevin B. Thompson Chief Financial Officer (Principal Financial Officer)