Form 10-K
period 2003-02-28
RED HAT INC
filed 2003-05-29
CIK 1087423

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 28, 2003

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Aggregate market value of the voting stock held by non-affiliates of the registrant as of August 30, 2002 was approximately $722,863,550, based on the closing price of $4.75 for our common stock as reported by The Nasdaq National Market on such date. For purposes of this computation, shares held by directors and executive officers have been excluded. Such exclusion is not intended, nor shall it be deemed, an admission that such persons are affiliates of the registrant. There were 171,200,612 shares of common stock outstanding as of April 30, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended February 28, 2003. Portions of such Proxy Statement are incorporated by reference in Part III hereof.

PART I

ITEM 1    BUSINESS

GENERAL

We are the recognized global technology and brand leader in providing an enterprise operating platform based on open source technology for the information technology infrastructure of the Global 2000. We apply our technology leadership to create our enterprise operating platform, Red Hat Enterprise Linux and related layered infrastructure technology solutions, based on open source technology. Our enterprise solutions meet the functionality requirements and performance demands of the large enterprise and the third-party computer hardware and software applications that are critical to the large enterprise. In April 2002, we launched the first in a line of Red Hat Enterprise Linux solutions for large enterprise customers, Red Hat Enterprise Linux AS. Red Hat Enterprise Linux AS was available for shipment in May 2002. Red Hat Enterprise Linux AS was developed to compete with proprietary Unix and Windows 2000 as the primary operating platform for applications in the middle tier and data center of the information technology infrastructure of large enterprises. In March 2003, we launched three additional technology solutions in the Red Hat Enterprise Linux line: Red Hat Enterprise Linux ES, Red Hat Enterprise Linux WS and Red Hat Enterprise Network. Red Hat Enterprise Linux ES and WS broaden the areas of the information technology infrastructure to which our enterprise operating platforms are relevant. We provide the chief information officers of the largest companies in the world with the choice of a Red Hat Enterprise Linux operating platform for all application areas including the technical/developer workstation, edge of the network applications, the middle tier of the information technology infrastructure (applications such as database ERP and large file systems) and the data center. Red Hat Enterprise Network provides an integrated management service that allows our Red Hat Enterprise Linux technologies to be updated and configured and the performance of these technologies to be monitored all in an automated fashion. These technology solutions, and the enterprise technology and systems management offerings that will follow them, reflect our commitment to provide an enterprise-wide infrastructure platform based on open source technology.

We have quickly gained widespread independent software vendor support for our Red Hat Enterprise Linux platform, including Oracle (Oracle 9i Database, Oracle 9i Application Server, Oracle E-Business Suite), IBM (WebSphere, DB2, Lotus, Tivoli), Alias/Wavefront, BMC, Borland, CheckPoint, Computer Associates, Legato, Novell, Rogue Wave, Softimage, Synopsys, Tibco, and VERITAS, among others. In addition, we have signed global strategic partnering relationships with the leading global providers of Intel based server and workstation hardware to the large enterprise, which include Dell, HP, Fujitsu and IBM, all of which have agreed to support our entire line of Red Hat Enterprise Linux operating platform solutions and related systems management and other enterprise technologies. These strategic relationships encompass the hardware, software and services business of these global companies. These partners will work with Red Hat to ensure that our Red Hat Enterprise Linux platform is certified on their entire Intel hardware line in order to provide the large enterprise with a server and operating platform appropriate for all application areas of the information technology infrastructure.

We have developed a complete suite of consulting and training offerings that enable large enterprise customers to capture the significant cost, performance and scalability benefits of our enterprise solutions. We persist in our core belief that the collaborative open source development model is the most effective method to create and deliver high quality software to enterprise customers. We believe that the adoption of Red Hat Enterprise Linux, which is based on open source technology as a mission critical computing platform by the large enterprise, is a revolution in the computing industry which has by all accounts continued to gain significant momentum during calendar 2002. In a March 2003 survey of chief information officers (“CIO’s”) of large enterprises conducted by Goldman Sachs & Co., Red Hat was recognized as the number one provider of enterprise software who will gain share of these CIO’s purchasing dollars in calendar 2003. We believe that our recognized leadership position in providing enterprise class technology based on open source to the large enterprise and our leadership position in open source will make Red Hat one of the defining technology companies of the 21st century.

Red Hat, Inc. was incorporated in Connecticut in March 1993 as ACC Corp., Inc., which subsequently changed its name to Red Hat Software, Inc. Red Hat Software, Inc. reincorporated in Delaware in September 1998 and changed its name to Red Hat, Inc. in June 1999. In August 1999, we sold 13,800,000 shares of common stock to the public in an initial public offering. An additional 4,000,000 shares of common stock were sold to the public in January 2000. Since its initial public offering, the Company has completed numerous acquisitions. Except as otherwise indicated, all references in this report to “we”, “us”, “our”, the “Company”, the “registrant”, or “Red Hat” means Red Hat, Inc. and its subsidiaries.

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

We believe open source software offers many potential benefits for software customers, users and vendors. Customers and users are able to customize the software to suit their particular needs. Vendors are able to leverage the community of open source developers, allowing them to reduce development costs and decrease their time to market.

One of the better known open source technologies is the Linux kernel, the engine of our Linux-based Enterprise operating platform. An operating platform is the software that allows a computer and its various hardware and software components to interact. Operating platforms based on the Linux kernel are robust and dynamic. Thousands of developers worldwide continually collaborate on improving the Linux operating platform and we are able to take the best of those improvements and integrate these improvements into our Red Hat Enterprise Linux operating platform and provide a stable, rapidly innovating and high performing operating platform which has the support of all of the major independent software and hardware vendors in the world.

Since 1991, the use of Linux-based operating systems has grown rapidly. According to International Data Corporation (“IDC”), only two operating systems have shown growth in net new shipments over the last three years: Linux and Microsoft NT/Windows 2000.

Challenges to the widespread adoption of open source by the large enterprise

Despite a strong initial market acceptance of our Red Hat Enterprise Linux operating platform and other open source products by the large enterprise, there exists a number of obstacles to widespread adoption within the enterprise, including:

•	the relative scarcity of third-party enterprise applications supporting our Red Hat Enteprise Linux operating platform;

•	limited number of well-financed, viable open source industry participants;

•	competition from well-established industry participants; and

•	success of a technology business model not based on the protection of proprietary technology.

THE RED HAT BUSINESS MODEL

We have created a viable, highly leverageable business model based on an enterprise suite of software solutions and technology-based systems management services (Red Hat Enterprise Linux and Red Hat Enterprise Network) which are developed as open source technologies. These technologies and services are sold to our customers in the form of annual subscriptions on a per-server basis. We have developed a compelling list of reasons for the CIO’s of large enterprises to pay on a per-server basis for the software solutions and technology-based systems management services that we provide. These reasons are based on the business value that we provide to our customers rather than the traditional “lock-in” of proprietary technology. Our business model is predicated on the acceptance and widespread deployment of Red Hat Enterprise Linux as a significant operating platform by the large enterprise, our success at receiving annual subscription revenues on a per-server basis for Red Hat Enterprise Linux and related enterprise technologies and our ability to receive increasing annual average per server subscription revenues by providing additional value to our customers in the form of layers of technology and additional systems management services which customers will purchase as needed.

Superior technology platform supported by the independent software and hardware vendors critical to the large enterprise

We engineer what we believe to be the most comprehensive, technically advanced, reliable and stable operating platform based on open source technology, the Red Hat Enterprise Linux platform and related technologies. Red Hat Enterprise Linux AS, ES and WS provide an intergrated operating platform that meets the performance, reliability and scalability demands of the chief information officer of the large enterprise from the edge of the network to the data center. In order to allow the widespread deployment of our Red Hat Enterprise Linux platform, we have focused on gaining widespread support for the Red Hat Enterprise Linux platform from the providers of hardware and software technology critical to the large enterprise. We are the only Linux company to gain widespread independent software vendor support from the top software vendors large enterprises rely on, such as: Alias/Wavefront, BMC, Borland, CheckPoint, Computer Associates, HP, IBM (WebSphere, DB2, Lotus, Tivoli), Legato, Novell, Oracle (Oracle 9i Database, Oracle 9i Application Server, Oracle E-Business Suite), Rogue Wave, Softimage, Synopsys, Tibco, and VERITAS, and support from the top Intel hardware providers, like: Dell, Fujitsu, Fujitsu/Siemens, HP and IBM. Red Hat Enterprise Linux is:

•	flexible and scalable—capable of running the entire network of a large business enterprise or a single device;

•	functional—able to handle discrete or multiple applications accessed by multiple users;

•	adaptable—allowing the user to modify the software to meet particular needs and requirements;

•	stable and reliable—constantly monitored and fine-tuned by thousands of developers worldwide; and

•	economically compelling—providing a hard dollar, rapid return on investment (in most cases the return on investment occurs within six months or less).

Technology-based systems management services which significantly reduce the cost of managing the IT infrastructure

Red Hat Enterprise Network, the first of Red Hat’s systems management offerings, improves the system reliability and security of the Red Hat Enterprise Linux systems while increasing system administrator productivity to reduce the overall cost of managing the Red Hat Enterprise Linux infrastructure. Red Hat Enterprise Network brings together the tools, services, and information customers need to maximize the reliability and security of enterprise systems. With Red Hat Enterprise Network, a single administrator can set up and maintain hundreds or thousands of Red Hat Enterprise Linux systems more easily than maintaining a single system without Red Hat Enterprise Network. Basic Red Hat Enterprise Network services are received as part of an annual subscription to Red Hat Enterprise Linux. Options such as Proxy Server and Satellite Server can be purchased as additional annual subscriptions and can provide the solution for systems management services in the enterprise from inside the corporate firewall by changing the delivery point of the service from Red Hat, via the internet, to a server located inside the corporate firewall. In addition, we have recently expanded the functionality of Red Hat Enterprise Network to provide, as an additional annual subscription, performance monitoring of the operating system, the network and certain infrastructure applications. This performance monitoring service can be provided in a hosted model over the Internet or through a satellite model which moves the delivery point of the service inside the corporate firewall. We expect to add additional systems management services during fiscal 2004 which we believe will increase our subscription revenue per server.

Extensive Professional Services

We offer a broad range of professional services relating to the development, deployment, and use of Red Hat Enterprise Linux and related technology-based systems management services. These professional services include information technology architecture consulting, Red Hat Enterprise technology deployment services, training and education and hardware certification. We believe that providing these services and establishing ourselves as our customers’ technology development, deployment and systems management partner will allow us to facilitate the widespread adoption of Red Hat Enterprise Linux and other open source solutions as full-scale enterprise solutions.

A leading online destination for the open source community

We are dedicated to serving the interests and needs of open source software users and developers online. redhat.com serves as our primary customer interface and delivery mechanism for many of our solutions. redhat.com also serves as a comprehensive resource for the latest information related to open source initiatives. It contains news of interest to open source users and developers, features for the open source community, a commerce site and priority access for software downloads and upgrades. Visitors to our website can organize and participate in user groups, make available bug fixes and incremental code improvements and share knowledge regarding the use and development of open source software.

By acting as a clearinghouse of open source and Linux-related information and by facilitating the interaction of developers, businesses and technology enthusiasts, our website has become a community center for the open source movement.

Commitment to the open source development model

Red Hat has fully embraced the open source model in the development of its technology solutions and services. Whereas some of our competitors have incorporated certain aspects of this model into their businesses while retaining various features of the proprietary model, our product offerings are true open source offerings.

We share our improvements to the Linux kernel and other open source products with the development community. In this way, we benefit independent developers by making our products more useful for them in their own development projects. We believe that the collaborative open source development model is the best way to develop and deliver high quality software.

Strategic relationships

During fiscal 2003, we established contractual global strategic relationships which encompass technology development, marketing and distribution of Red Hat Enterprise Linux with leading technology companies, which include Dell, Hewlett-Packard, IBM, IBM Global Services, Intel, Oracle, Fujitsu, and AMD, in an effort to increase the market acceptance of our Red Hat Enterprise Linux operating platform and Red Hat Enterprise Network Services and the other enterprise infrastructure solutions that we may develop in the future. By establishing and maintaining these strategic relationships, we are able to increase market awareness of our Red Hat Enterprise technologies, gather industry support for our enterprise technologies and services, penetrate new geographic and solutions markets and, most importantly, rapidly increase the deployment of Red Hat Enterprise Linux by large enterprises.

BUSINESS STRATEGY

Our business strategy is to rapidly gain acceptance and create widespread deployment of Red Hat Enterprise Linux as a mission critical operating platform by the large enterprise, to receive annual subscription revenues on a per server basis for Red Hat Enterprise Linux and to receive increasing annual subscription revenues on a per server basis by providing additional value to our customers in the form of layers of technology that will be provided on top of our Red Hat Enterprise Linux platform and through providing additional systems management services. In addition, we are focused on becoming the preferred choice of the Global 2000 for assistance in architecting the deployment of our enterprise technologies and in providing education and training services related to our enterprise technologies and other open source technologies. The key elements of our strategy are:

Adoption of Red Hat Enterprise Linux by the large enterprise

Although the past year has seen substantial acceptance of the Red Hat Enterprise Linux operating platform by the large enterprise and the acceptance of Linux in general as a viable operating platform for mission critical areas of the information technology infrastructure of large enterprises, we intend to promote further acceptance of Red Hat Enterprise Linux and Red Hat Enterprise Network through a variety of means. This includes developing additional layers of technology for our Red Hat Enterprise Linux platform, bringing new systems management services to market, focusing on the success of our new strategic relationships with companies such as HP, IBM and Fujitsu, and continuing to add strategic relationships with other major information technology companies in geographic areas in which we believe that the opportunity for the use of Red Hat Enterprise Linux by the large enterprise is just beginning to develop momentum or geographic areas which should be a large opportunity for Red Hat Enterprise Linux in the future. The strength of our strategic relationships is crucial to the continued expansion of the use of Red Hat enterprise technologies globally, the technical advancement and widespread distribution of our enterprise solutions, the migration of existing third-party enterprise applications to Red Hat Enterprise Linux and the development of new third-party enterprise applications suitable for Linux-based operating systems.

Continue to pursue strategic acquisitions and alliances

We intend to continue to pursue a selective acquisition strategy as opportunities arise to complement and expand our systems management offerings, add additional layers of infrastructure solutions to our Red Hat Enterprise Linux platform and extend our service capabilities. We also intend to create strategic alliances where it is beneficial to our business model.

Continue our penetration and grow our market share in international markets

We have operations in most countries in Europe and Asia. We are continuing to expand our operations geographically. We offer Red Hat Enterprise Linux in English, French, German, Italian, and Japanese, and plan to introduce it in additional languages in the future. We expect that our international operations will remain an integral part of our business and that we will expand into new countries such as China and continents such as South America.

Continue to invest in the development of open source technology

We intend to continue to invest significant resources in the development of new open source technology, capitalizing on our extensive experience working with the open source model. We expect this continued investment to take the form of increased expenditures on internal development efforts, as well as continued funding of third-party open source projects. We also plan to continue our financial support of the development efforts of many of the top-tier engineers in the open source community.

PRODUCTS AND SERVICES

The Red Hat Enterprise family of products, consisting of Red Hat Enterprise Linux, Red Hat Enterprise Network, and Red Hat Enterprise Applications, are at the center of our product strategy. We also create additional products, including Red Hat Linux and related tools, and open source software applications. Our professional services offerings, principally directed toward our large enterprise customers and strategic partners, include technical support and maintenance, custom development, consulting, training and education, and hardware certification.

Many of our software products come with a limited services subscription. Users are entitled to access Red Hat Network and Red Hat Enterprise Network in addition to various levels of Internet-based or telephone-based support.

Red Hat Enterprise Linux

Red Hat Enterprise Linux is a version of the Linux operating system designed expressly for mission critical enterprise computing. Red Hat Enterprise Linux is built around a common core that delivers the features required for commercial deployments, including:

•	support for a wide range of independent software vendor (“ISV”) applications, including Oracle, VERITAS, IBM, and BEA;

•	certification on multiple architectures and leading Intel-based hardware original equipment manufacturer (“OEM”) platforms, including Dell, HP, Fujitsu, Fujitsu Siemens, IBM and Sun Microsystems;

•	comprehensive service offerings, up to 24 x 7 with 1 hour response, available both from Red Hat and selected ISV/OEM partners;

•	excellent performance, scalability, and availability, with audited industry benchmarks—including TPC-C, TPC-R, ECperf, NotesBench, SPECjAppServer2001;

•	excellent stability with 12-18 month version upgrade cycles and guaranteed five years product support; and

•	a fully homogeneous family of products that enable seamless interoperation of systems from the technical/developer workstation to the data center.

Red Hat Enterprise Linux is available in three versions:

Red Hat Enterprise Linux AS    Red Hat Enterprise Linux AS (formerly known as Red Hat Linux Advanced Server) is the top-of-the-line Enterprise Linux solution designed for use in mission critical areas of the IT infrastructure. Supporting the largest commodity-architecture servers and available with the highest levels of support, Red Hat Enterprise Linux AS is the ultimate solution for large departmental, middle tier of the IT infrastructure and data center server deployments.

Red Hat Enterprise Linux ES    Red Hat Enterprise Linux ES is the operating system solution of choice for a significant percentage of today’s business computing needs. It is suitable for systems ranging from the edge-of-network to medium scale departmental deployments.

Red Hat Enterprise Linux WS    Red Hat Enterprise Linux WS is the technical/developer workstation partner for Red Hat Enterprise Linux AS and Red Hat Enterprise Linux ES. It is ideal for client-server deployments, development environments, and client applications environments (such as electronic design automation and oil/gas applications). In addition, it serves as our solution for high performance computing/clustering applications.

Red Hat Enterprise Linux products are delivered on an annual subscription basis with one year of support services and access to the basic software update and configuration management functionality of Red Hat Enterprise Network.

Red Hat Enterprise Network

Red Hat Enterprise Network is a comprehensive framework for the management of software delivery, maintenance, monitoring, and reporting of hardware and systems. Currently comprised of two modules—software delivery and monitoring—Red Hat Enterprise Network enables proactive management of software updates, security, and enterprise applications which significantly reduces the cost of managing your Red Hat Enterprise Linux based infrastructure.

Software Delivery Module    The software delivery module is designed to simplify the management of large groups of systems. Red Hat Network has been a part of our customers’ Red Hat Linux subscription for many years, automating software updates for Red Hat Linux systems. Now this same service is available for the Red Hat Enterprise Linux platform and related technologies and includes a number of higher-level capabilities designed for large groups of systems, including massive scalability, system grouping, support for multiple administrators, a system set manager, and a package profile comparison tool.

Advanced options, which are sold as additional annual subscriptions, including Proxy Server and Satellite Server, are also available. Proxy Server is a custom-built proxy system deployed on a customer’s site that caches packages for distribution across a local Intranet while maintaining a single, secure connection to Red Hat Enterprise Network. Satellite Server is a custom-built system enabling large organizations to store system profiles locally, changing the delivery point of the systems management services to inside the corporate firewall which gives customers complete discretion in the management of their IT infrastructure.

Monitoring Module    The monitoring module gives both high-growth businesses and service providers a simple, scalable, and cost-effective method to manage their complex computing infrastructures. Through the monitoring module, customers gain integrated application, network, system, and transaction monitoring and reporting, ensuring the availability and performance of critical applications and infrastructures running on Red Hat Enterprise Linux, most Unix operating systems and most Microsoft operating systems.

Red Hat Enterprise Applications

Red Hat Enterprise Applications bring Red Hat’s experience as the leading provider of open source Enterprise technology to the corporate applications market. The Red Hat Enterprise Applications family is comprised of database-backed Java web application products that include:

•	Red Hat Enterprise Linux as a base operating system;

•	Red Hat Stronghold providing Apache web server and Tomcat Java servlet engine;

•	PostgreSQL open source database Java component technology from the Jakarta project;

•	Red Hat Web Application Framework.

In addition to incorporating key open source Java components, the Red Hat Web Application Framework is designed to provide a standards-based architecture that will work in conjunction with other open source and proprietary applications.

There are currently two products in the Red Hat Enterprise Applications family:

Red Hat Enterprise Content Management System (CMS)    Red Hat Enterprise CMS is a complete workflow-based engine for managing content in intranet, extranet, and Internet settings. It allows companies to expand the contributor base while improving cohesiveness and control of content.

Red Hat Enterprise Portal Server    Red Hat Enterprise Portal Server is a framework for personalized and group-oriented aggregation and delivery of information. It relies on servlets to provide access to new and existing applications in an organizations infrastructure and present the information in a convenient centralized perspective.

Consumer/community products

Red Hat also maintains a product line specifically created to serve the needs and interests of technology enthusiasts and home users. This product line includes Red Hat Linux and Red Hat Network.

Red Hat Linux    Red Hat Linux is our version of the Linux operating system designed specifically for the technology enthusiast and home user. Red Hat Linux incorporates the latest Linux technology from our development teams, and is released early and often so sophisticated users can try the very latest features. Red Hat Linux products are revised every six months, and include bug fixes and errata for 12 months after the date of initial product availability. Red Hat Linux 9, the latest release in this product line, is available in two versions, Red Hat Linux 9 and Red Hat Linux 9 Professional. Each includes the easy-to-use Bluecurve™ desktop interface, documentation, installation support, and a 30- or 60-day subscription to Red Hat Network.

Red Hat Network    With more than one million registered users, Red Hat Network has become the tool of choice Red Hat Linux home users and technology enthusiasts use to update their systems. Red Hat Network, the service that inspired its enterprise-class counterpart, Red Hat Enterprise Network, includes limited features for home users and technology enthusiasts.

Errata notifications and updates let users know when a new errata has been released. Dependency checking automatically confirms updates against a database of over one million dependency checks. Paying customers may also download the latest versions of Red Hat Linux online rather than purchasing through a retail store.

Other products

Stronghold Enterprise Secure Web Server    Stronghold Enterprise Secure Web Server is one of the layered technology solutions for our Red Hat Enterprise Linux platform. Stronghold Enterprise Secure Web Server is a highly secure Apache web server for Red Hat Enterprise Linux and other operating systems, such as Unix, featuring quick install and configuration tools.

GNUPro Tools    GNUPro is a commercial-grade tool suite based on the GNU standard. This tool suite is built on a standard reference base and delivered with pre-configured binaries. GNUPro features a graphical interface, compiler, debugger, linker, loader, and utilities, and can be purchased with various levels of support packages.

Professional services

Our services are designed to help individuals and enterprises derive the full value of our products and open source technology.

Global Professional Services    Red Hat’s strategy is to provide comprehensive solutions to assist customers at every phase of the infrastructure lifecycle, from analysis and design of use of Red Hat open source solutions to development and deployment. We also offer services in areas such as migration to Linux from UNIX and integration of disparate operating environments, high-performance computing, and high-availability clustering.

Global Learning Services    Red Hat Global Learning Services provides comprehensive Linux training for system administrators. The flagship of our training program is RHCE (Red Hat Certified Engineer) certification which has been ranked as the number one technical training certification by Certification Magazine in December 2001. The GLS curriculum includes courseware on security, developer skills and much more. We offer open enrollment in more than 60 cities worldwide, and the majority of curriculums also can be delivered via e-learning or a customized onsite course. We also provide training onsite to a number of Global 2000 companies.

COMPETITION

In the market for operating systems, we compete with a limited number of large and well-established companies that have significantly greater financial resources, larger development staffs and more extensive marketing and distribution capabilities. These competitors include Microsoft, IBM, and Sun Microsystems, all of which offer hardware-independent, multi-user operating systems for Intel platforms, and HP and Unisys, each of which, together with IBM and Sun Microsystems, offers its own version of the UNIX operating system with their own hardware offerings. Many of these competitors bundle competitive operating systems with their own hardware offerings, thereby making it more difficult for us to penetrate their customer bases.

With the development of our enterprise consulting and training and education offerings, we now face competition in the market for providing consulting services related to the deployment of our enterprise technologies, including Red Hat Enterprise Linux and Red Hat Enterprise Network. Our competitors in the market include our partner, IBM Global Services, as well as other technology infrastructure consulting companies.

In the market for systems management services, we compete with a limited number of large companies that have significantly greater financial resources, larger development staffs and more extensive marketing and distribution capabilities. These competitors include IBM, HP, Computer Associates and BMC, all of which offer heterogeneous operating system support including Linux, Solaris, AIX, HPUX and Windows. Many of these competitors have legacy client/server offerings which require long implementation cycles and are more difficult to replace in enterprise customers due to switching costs.

The open source solutions market is not characterized by the traditional barriers to entry that are found in most other markets, due to the nature of our products. For example, anyone can copy, modify and redistribute Red Hat Enterprise Linux and most of our other open source products themselves. However, they are not permitted to refer to these products as “Red Hat” solutions unless they purchase such solutions from us and, as it relates to our Red Hat Enterprise Linux and Red Hat Enterprise Network offerings, our customers agree not to utilize the benefits of the subscription services that they receive from us on any server/workstation for which they have not purchased a subscription. In addition, the only means by which customers can receive a certified version of Red Hat Enterprise Linux and receive updates and upgrades to a copy of Red Hat Enterprise Linux is to purchase and maintain a current subscription with us, our strategic partners or our certified distributors/resellers.

We believe that the major factors affecting the competitive landscape for our products include:

•	name and reputation of vendor;

•	product performance, reliability, functionality and price;

•	alliances with major industry partners;

•	quality of subscription services;

•	Global 2000 reference accounts;

•	availability of third-party enterprise infrastructure applications which run on the platform;

•	breadth of hardware compatibility;

•	distribution strength and number of distribution partners; and

•	strength of relationships in the open source community.

Although we believe that we compete favorably with many of our competitors in a number of respects, including product performance, functionality and price, and breadth of hardware compatibility, we believe that many of our competitors have superior distribution capabilities than we currently do. In addition, there are significantly more enterprise infrastructure applications available for competing operating systems, such as Windows NT and UNIX, than there are for Red Hat Enterprise Linux. An integral part of our strategy has been to address these shortcomings by, among other things, strengthening our existing strategic relationships and entering into new ones to expand our distribution capabilities, and attracting more attention to the open source movement, which in turn should create additional incentives for software developers to write more applications for Red Hat Enterprise Linux. We have shown significant progress in implementing this strategy during fiscal 2003 by entering into strategic relationships with IBM (including IBM Global Services), Hewlett-Packard, Fujitsu (including Fujitsu-Siemens) and Oracle. In addition, we have quickly gained support for our Red Hat Enterprise Linux platform by leading independent software vendors.

SOFTWARE ENGINEERING AND DEVELOPMENT

We have invested, and intend to continue to invest, significant resources in product and technology development. We focus and modify our product development efforts based on the needs of users and changes in the marketplace. We are currently focusing our development efforts on improving or adding the functionality to Red Hat Enterprise Linux and Red Hat Enterprise Network which is needed by the Global 2000 and the leading third-party applications upon which the Global 2000 are dependent. Our software engineers collaborate with open source software development teams working across the Internet. This involvement enables us to remain abreast of, and lead, technical advances, plans for development of new features and timing of releases, as well as other information related to the development of the Linux kernel and other open source projects.

Our software engineers have contributed to the development and maintenance of some of the most important components of the Red Hat Enterprise Linux operating system, including the installation program and the package management program. The installation program provides users with a single method to install the hundreds of separate software programs that are included with Red Hat Enterprise Linux so that, from the user’s perspective, the hundreds of programs appear as one. This simplified process sharply reduces the time and effort required to install as compared to the alternative of gathering the hundreds of programs one by one via the Internet. The installation program provides default settings for the user depending upon whether the user wishes to use Red Hat Linux as a server operating system or as a workstation operating system. The installation also provides advanced users with the ability to customize the programs that are installed, allowing for significant flexibility and control over the operating system. The installation also automatically detects the type of hardware that comprises the user’s computer, in order to ensure that all programs necessary for Red Hat Enterprise Linux AS and Red Hat Linux to work on the hardware are properly installed.

Our software development engineers perform extensive testing of Red Hat Enterprise Linux, Stronghold Secure Enterprise Web Server, Red Hat Enterprise Applications and other Red Hat Enterprise technologies to ensure that they are properly assembled and work coherently from the user’s perspective. We use industry standard methods of quality assurance testing to ensure that our Enterprise technologies are solidly engineered and ready for use by our customers when shipped.

INTELLECTUAL PROPERTY

Red Hat Enterprise Linux, Red Hat Enterprise Applications, Red Hat Linux, Stronghold, and other Red Hat technologies and our other open source products have been developed and made available for licensing under the GNU General Public License and similar open source licenses. These licenses generally permit anyone to copy, modify and distribute the software, subject only to the restriction that any resulting or derivative work that is made available to the public be licensed under the same terms. Therefore, although we retain the copyrights to the code that we develop ourselves, due to the nature of our open source software products and the licenses under which we develop and distribute them, our most valuable intellectual property is our collection of trademarks. We rely primarily on a combination of trademarks and copyrights to protect our intellectual property. We also enter into confidentiality and nondisclosure agreements with our employees and consultants, and generally control access to and distribution of our documentation and other proprietary information.

We pursue registration of some of our trademarks in the United States and in other countries. We have registered the trademark “Red Hat” and the Red Hat “Shadowman” logo in the United States, Canada, China, Hong Kong, Japan, New Zealand, Korea, Taiwan, Australia, the European Union, and more than 19 other countries and have registrations pending in many other countries. Other trademarks we have registered or for which registrations are pending in the United States include Red Hat Certified Engineer, RHCE, GNUPro, Bluecurve, Stronghold and Red Hat Press.

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

Red Hat has also undertaken patent protection of some of the innovative ideas of our software developers. Not all of these inventions are applicable to our current technologies. Some provide protection of potential new technologies. As part of Red Hat’s commitment to the open source community, we provide our patent promise to permit development and distribution of open source applications that read on our patents. Consequently, it is unlikely that our patents will, of themselves, provide substantial revenue to the company. Rather, they are intended to provide a shield from the potential patent infringement claims of third parties.

Although we do not believe that our products infringe the rights of third parties, third parties have in the past asserted, and may in the future assert, infringement claims against us which may result in costly litigation or require us to obtain a license to third-party intellectual rights. There can be no assurance that such licenses will be available on reasonable terms or at all, which could have a material adverse effect on our business, operating results and financial condition.

EMPLOYEES

As of March 31, 2003, we had a total of 566 employees. From time to time we also employ independent contractors to support our professional services, product development, sales, marketing and business development organizations. Our employees are not represented by any labor union and are not organized under a collective bargaining agreement, and we have never experienced a work stoppage. We believe our relations with our employees are good.

COMPANY INFORMATION

Our website is located at www.redhat.com. This Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports, as well as proxy statements and other information we file with or furnish to the SEC are available free of charge on our website. We make these documents available as soon as reasonably practicable after we file or furnish them to the SEC. Except as otherwise stated in these documents, the information contained on our website or available by hyperlink from our website is not incorporated by reference into this report or any other documents we file with or furnish to the SEC.

ITEM 2    PROPERTIES

Our headquarters are currently located in a leased facility in Raleigh, North Carolina, which consists of approximately 120,000 square feet. In January 2002, we assumed this lease from an unrelated third party. The lease, which has an original term of 20 years, will expire on June 10, 2020. The annual rental expense under this lease is approximately $1.4 million.

We also lease offices in Mountain View, California; Westford, Massachusetts; Tyson’s Corner, Virginia; Huntsville, Alabama; Toronto, Canada; Tokyo, Japan; and several locations throughout Europe and Australia. We believe that our properties have been satisfactorily maintained, are in good condition and are suitable for our operations.

ITEM 3    LEGAL PROCEEDINGS

Commencing on or about March 29, 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. There are approximately 1,000 of these purported securities class actions against approximately 310 issuers, including the approximately twelve complaints against Red Hat. On August 8, 2001, Chief Judge Mukasey of the federal district court for the Southern District of New York issued an order that transferred all of the so-called IPO allocation actions, including the complaints involving the Company, to Judge Scheindlin for coordinated pre-trial proceedings. The court has consolidated the actions by issuer, and the Red Hat actions have been consolidated into a single action double captioned as In re Initial Public Offering Sec. Litig., 21 MC 92 (S.D.N.Y.) and In re Red Hat, Inc. Initial Public Offering Sec. Litig., 01 Civ. 2712 (S.D.N.Y.). The court has appointed Saul Kassin as lead plaintiff in the Red Hat action. The defendants consist of the underwriter defendants, including Goldman Sachs, JP Morgan, Credit Suisse and Merrill Lynch, and the issuer defendants, including the Company, Robert F. Young, Matthew J. Szulik, Marc Ewing, Manoj K. George, Frank

Batten and David G. Schummanfang, all present or former officers or directors of the Company. The plaintiffs contend that the defendants violated federal securities laws by filing registration statements and distributing prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages. The individual directors and officers (both present and former) who are defendants in the case have been dismissed from the case without prejudice. A motion on behalf of the issuers seeking dismissal has been heard and denied. No discovery has occurred to date. The Company believes these complaints are without merit and will defend itself vigorously in this matter. No assurance can be given, however, that this matter will be resolved in the Company’s favor.

In addition to the litigation described above, we experience other routine litigation in the normal course of our business. We believe that the outcome of this routine litigation will not have a material adverse impact on our consolidated financial position or results of operations.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2003.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock is traded on The Nasdaq National Market under the symbol “RHAT”. The chart below sets forth the high and low bid information for the quarters of the fiscal years ended February 28, 2003 and February 28, 2002 in which the Company was publicly traded.

	FY 2003		FY 2002
Quarter	High	Low	High	Low
First	$7.32	$4.37	$6.78	$4.28
Second	$5.87	$4.33	$5.55	$3.40
Third	$6.97	$3.75	$7.98	$3.02
Fourth	$6.45	$5.06	$9.00	$5.89

Holders

As of April 30, 2003 the Company estimates there were 136,000 registered stockholders of record of the Company’s common stock.

Dividends

The Company has never declared or paid any cash dividends on its common stock. In February 2001, the Company completed the acquisition of Planning Technologies, Inc. (“PTI”), which was accounted for as a pooling of interests. Prior to its acquisition by Red Hat, PTI paid dividends of $3.9 million to its shareholders in connection with the acquisition of a division of another company. The Company anticipates that its future earnings will be retained for the operation and expansion of the Company’s business and does not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plans

The information under the heading “Equity Compensation Plans” in the Company’s definitive proxy statement for the annual meeting of stockholders to be held July 31, 2003, which management expects to file on or before June 30, 2003, is hereby incorporated by reference.

ITEM 6    SELECTED FINANCIAL DATA

The following selected financial data is derived from the Consolidated Financial Statements of the Company and should be read in conjunction with the Consolidated Financial Statements, related notes, and other financial information included herein.

	Year Ended
	February 28, 2003	February 28, 2002	February 28, 2001	February 29, 2000	February 28, 1999
	(in thousands, except per share data)
SELECTED STATEMENT OF OPERATIONS DATA
Subscription and services revenue:
Subscription:
Enterprise technologies	$30,438	$17,734	$16,260	$2,354	$—
Retail	14,833	19,054	20,604	12,875	10,013
Embedded	3,321	5,512	8,634	10,123	12,090

Total subscription revenue	48,592	42,300	45,498	25,352	22,103
Services:
Enterprise technology services	38,522	24,354	16,002	3,879	10,152
Embedded development services	3,812	12,256	19,332	13,196	777

Total services revenue	42,334	36,610	35,334	17,075	10,929

Total subscription and services revenue	$90,926	$78,910	$80,832	$42,427	$33,032
Hardware resale revenue	—	—	$777	$11,954	$25,601
Gross profit	$59,464	$50,395	$45,687	$19,590	$20,316
Loss from continuing operations	$(17,164)	$(135,049)	$(95,178)	$(43,913)	$(5,105)
Other income, net	$10,826	$15,535	$20,766	$4,070	$(683)
Loss from discontinued operations	$—	$(10,355)	$(12,303)	$(2,584)	$(600)
Extraordinary item-loss on disposal of discontinued operations	$(261)	$(10,347)	$—	$—	$—
Net loss	$(6,599)	$(140,216)	$(86,715)	$(42,427)	$(6,388)
Earnings Per Share Data Basic and Diluted:
Net income (loss) from continuing operations	$(0.04)	$(0.71)	$(0.45)	$(0.39)	$(0.10)
Discontinued operations:
Loss from discontinued operations	(0.00)	(0.06)	(0.08)	(0.02)	(0.01)
Extraordinary item-loss on disposal of discontinued operations	(0.00)	(0.06)	(0.00)	(0.00)	(0.00)

Net loss	$(0.04)	$(0.83)	$(0.53)	$(0.41)	$(0.11)
Weighted average shares outstanding (a)	170,158	169,451	164,659	102,465	49,578
BALANCE SHEET DATA
Total cash and investments in debt securities (short and long term)	$292,340	$286,977	$302,681	$349,497	$21,985
Working capital	$73,188	$81,594	$138,990	$257,365	$14,521
Working capital (including long term investments in debt securities	$275,062	$272,175	$293,547	$329,719	$14,521
Total assets	$390,339	$369,865	$505,251	$434,861	$39,158
Capital lease obligations, net of current maturities	$1,393	$1,563	$277	$231	$1,399
Mandatorily redeemable preferred stock	$—	$—	$—	$—	$18,359
Stockholders’ equity (deficit)	$336,421	$327,549	$464,282	$401,167	$(166)

(a)	All share and per share information has been retroactively restated to reflect the two-for-one splits of common stock on each of August 11, 1999 and January 7, 2000 and the acquisitions of Cygnus Solutions and Planning Technologies, Inc., using the pooling of interests method of accounting, on January 7, 2000 and February 23, 2001, respectively.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are the recognized global technology and brand leader in providing an enterprise operating platform based on open source technology for the information technology infrastructure of the Global 2000. We apply our technology leadership to create our enterprise operating platform, Red Hat Enterprise Linux and related layered infrastructure technology solutions based on open source technology. Our enterprise solutions meet the functionality requirements and performance demands of the large enterprise and the third-party computer hardware and third-party software applications that are critical to the large enterprise. In April 2002, we launched the first in a line of Red Hat Enterprise Linux solutions for large enterprise customers; Red Hat Enterprise Linux AS. Red Hat Enterprise Linux AS was available for shipment in May 2002. Red Hat Enterprise Linux AS was developed to compete with proprietary Unix and Windows 2000 as the primary operating platform for applications in the middle tier and data center of the information technology infrastructure of large enterprises. In March 2003, we launched three additional technology solutions in the Red Hat Enterprise Linux line: Red Hat Enterprise Linux ES, Red Hat Enterprise Linux WS and Red Hat Enterprise Network. Red Hat Enterprise Linux ES and WS broaden the areas of the information technology infrastructure to which our enterprise operating platforms are relevant. For the fiscal year ended February 28, 2003, we sold approximately 36,500 subscriptions to our Red Hat Enterprise Linux AS platform. This significantly exceeded management’s expectations of the number of subscriptions to be sold in the initial year of the release of the Red Hat Enterprise Linux technologies. Red Hat Enterprise Network broadens our systems management service offerings for the large enterprise.

We provide the CIO of the largest companies in the world with the choice of a Red Hat Enterprise Linux operating platform for all application areas of the information technology infrastructure of the enterprise including the technical/developer workstation, the edge of the network, the middle tier of the information technology infrastructure and the data center. Red Hat Enterprise Network provides an integrated management service that allows our Red Hat Enterprise Linux technologies to be updated and configured and the performance of these technologies to be monitored in an automated fashion. These technology solutions, and the enterprise technology and systems management service offerings that will follow them, reflect our commitment to provide an enterprise-wide infrastructure platform based on open source technology. Our ability to continue to increase market penetration and maintain competitive pricing for our enterprise technology subscriptions are critical to our success.

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

Subscription Revenue

Subscription revenue is comprised of enterprise retail and embedded revenues.

Enterprise subscription revenue is comprised primarily of revenue from sales of Red Hat Enterprise Linux software solutions, Stronghold Enterprise Secure Web Server, software development tools, and technical support and maintenance fees. During fiscal 2003, we released the first of our Red Hat Enterprise Linux offerings, Red Hat AS, ES and WS. Our Red Hat Enterprise Linux products have a one year base subscription period. The base subscription entitles the end user to one year of maintenance, which entitles the end user to configuration support and updates and upgrades to the technology, when and if available, during the term of the subscriptions. We recognize revenue from the sale of our enterprise offerings ratably over the period of the subscription. Our subscription relationships with our large enterprise customers typically have contracts with multiple elements (i.e., delivered and undelivered products, maintenance and other services). We allocate revenue to each component of the contract based on objective evidence of its fair value, which is specific to us. The fair value of each element is based on the price if sold separately. Enterprise subscription revenue also includes revenue from several large Unix to Linux migration arrangements which were sold prior to the release of Red Hat Enterprise Linux in May 2002. Revenue from these arrangements has been recognized ratably over the term of the arrangement, as no other pattern of performance has been discernible nor has there been specific evidence of the fair value of the elements of these arrangements. These arrangements all reached maturity during fiscal 2003 and have been replaced by subscriptions to Red Hat Enterprise Linux. With the release of Red Hat Enterprise Linux, we believe that we now have specific evidence of the fair value of the elements of these larger enterprise arrangements and allocate revenue accordingly.

Our current release at February 28, 2003 was Red Hat Enterprise Linux AS 2.1 which was first shipped in May 2002. We sell Red Hat Linux subscription solutions through four channels: direct sales, original equipment manufacturers (“OEMs”), value-added resellers and the Internet. Revenue recognition periods for each channel are based on the subscription period with Red Hat that the end purchasers of the subscriptions from these channels receive, which is generally one year.

In addition, our enterprise subscription revenue is partially derived from sales of subscriptions to Stronghold Enterprise Secure Web Server and Red Hat Enterprise Network, and several other enterprise technologies that we distribute. Stronghold Enterprise Secure Web Server is available as a layered technology on Red Hat Enterprise Linux, as well as other operating systems. Red Hat Network is an Internet-based or inside the corporate firewall based systems management service to assure the security, availability and reliability of Red Hat Enterprise Linux, Stronghold Enterprise Secure Web Server, and other Red Hat software solutions. Red Hat Enterprise Network is sold in the form of a monthly or annual subscription. Revenue is recognized ratably over the subscription period.

Through our retail distributors, we sell Red Hat Linux consumer products. The retail product is currently offered in two versions: standard and professional. Each version has a different level of Red Hat support and software applications provided. During fiscal 2003, we sold two different releases of Red Hat Linux (7.3 and 8.0). We also provide certain support and subscription services with Red Hat Linux for a period of time, not exceeding two months for no additional fee. We recognize all of the revenue from the sale of Red Hat Linux ratably over the period that the subscription services are provided. A reserve for sales returns is recognized for sales of retail software products to distributors, who have a right of return, based on the Company’s historical experience of sell-through to the end user by the distributor. The return rate experienced by the Company over its last three retail product releases has averaged 18.0%. The fee is fixed and determinable, collection of the resulting receivable is probable and product returns are estimable.

Embedded subscription revenue consists of revenue for technical support and maintenance services provided pursuant to software compiling, debugging, and optimization agreements. Revenue is recognized ratably over the term of the agreement, which is typically 12 months.

Services Revenue

Services revenue is comprised of enterprise technology services and embedded development.

Enterprise technology services is comprised of revenue for enterprise consulting and engineering services, and customer training and education. Enterprise technology services are provided under agreements whereby customers pay us on a fixed fee or hourly basis to assist in the deployment of our enterprise technologies. Enterprise technology engineering services represent revenues earned under arrangements with our OEM partners to add functionality to our Red Hat Enterprise Linux line of technologies and is generally recognized on a percentage of completion basis. Revenue from customer training and education is recognized at the date the services are performed.

Embedded development services are contracts for compiling, debugging, and optimization of various open source software technologies. Revenue is recognized on the percentage-of-completion method, provided that we have the ability to make reliable estimates of progress towards completion, the fee for such services is fixed and determinable and collection of the resulting receivable is probable.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets.

RESULTS OF OPERATIONS

Years Ended February 28, 2003 and February 28, 2002

Total revenue

Total revenue increased 15.2% to $90.9 million for the year ended February 28, 2003 from $78.9 million in the year ended February 28, 2002. The increase was driven by significant growth in our enterprise subscription and services revenues of our business partially offset by a decline in the embedded segment of our business.

Subscription revenue

Subscription revenue is comprised of revenue from enterprise technologies, retail technologies and embedded customers. Subscription revenue increased to $48.6 million for the year ended February 28, 2003 from $42.3 million for the year ended February 28, 2002.

Enterprise technologies

Enterprise technologies revenue primarily relates to both direct and indirect sales of Red Hat Enterprise Linux and other related enterprise software solutions such as Red Hat Enterprise Network and Stronghold Enterprise Secure Web Server. Enterprise technologies revenue increased 71.6% to $30.4 million for the year ended February 28, 2003 from $17.7 million for the year ended February 28, 2002. For the fiscal year ended February 28, 2003, we sold approximately 36,500 subscriptions to our Red Hat Enterprise Linux AS platform. This significantly exceeded management’s expectations of the number of subscriptions to be sold in the initial year of the release of our Red Hat Enterprise Linux technologies. In addition, Red Hat Enterprise Network, our systems management services offering, increased revenue by $1.8 million for the year ended February 28, 2003. Our enterprise offerings are sold with annual renewable subscriptions and all have 12 month revenue recognition periods to match the subscription period. Therefore, we will continue to recognize revenue on these subscriptions through fiscal 2004 and expect to increase the number of subscriptions sold to Red Hat Enterprise technologies sequentially quarter over quarter during the next 12 months. We are focused on building the first layer of renewable enterprise subscriptions which will begin to renew in the third quarter of our fiscal 2004.

Retail technologies

Retail technologies revenue, which consists of sales of Red Hat Linux to consumers through either value added resellers or distributors, decreased 22.2% to $14.8 million for the year ended February 28, 2003 from $19.1 million for the year ended February 28, 2002. This decrease is due to our focus during fiscal 2003 on the sale of subscriptions to our enterprise technologies to large enterprise customers rather than on the consumer market. We will continue to address the consumer market with our Red Hat Linux release which occurs every six months. Retail technologies revenue has been separately stated on the accompanying Consolidated Statement of Operations as this market is no longer a strategic source of revenue for the Company but instead represents a channel for providing leading edge technology to sophisticated users. These users will help us improve this new technology to the point it has the stability to be introduced into our enterprise offerings. We expect our retail revenues to decline slightly in fiscal 2004 as compared to fiscal 2003.

Embedded

Embedded subscription revenue decreased 39.7% to $3.3 million for the year ended February 28, 2003 from $5.5 million for the year ended February 28, 2002. The decrease in embedded markets is primarily due to the continued weak performance of the semiconductor and telecommunications industries which has impacted research and development spending. We will continue to maintain a small but strategic presence in this market as we believe that a Linux/open source platform will provide a significant value advantage in the future.

Services revenue

Enterprise technologies

Enterprise technologies services include fees received from enterprise customers for deployment of Red Hat Enterprise technologies, customer training and education fees and fees received for adding certain functionality to Red Hat Enterprise Linux for our major hardware partners. Enterprise technology services revenue increased 58.2% to $38.5 million in the year ended February 28, 2003 from $24.4 million in the year ended February 28, 2002. The increase in enterprise technology services revenue is primarily due to an increase in the revenue earned from relationships with our OEM partners of approximately $7.7 million and a $2.9 million increase in consulting services related to services performed for large enterprise customers for the deployment of Red Hat Enterprise Linux. Customer training and education services revenue also increased 24.2% to $17.9 million in year ended February 28, 2003 from $14.4 million in the year ended February 28, 2002. The increase in all components of our services revenues is the direct result of the continued migration of larger enterprises to our Red Hat Enterprise Linux platform from a proprietary Unix platform and the momentum behind the acceptance of Red Hat Enterprise Linux as a mission critical computing platform for the large enterprise.

Embedded

Embedded services revenue decreased 68.9% to $3.8 million for the year ended February 28, 2003 from $12.3 million for the year ended February 28, 2002. The decrease in embedded services revenues is due to the continued weak performance of the semiconductor and telecommunications industries which has impacted research and development spending and due to our reduction in focus and personnel dedicated to this business to a small core team which maintains a strategic presence in this marketplace. Revenues from this segment of our business will be flat to declining in fiscal 2004 as compared to fiscal 2003.

Cost of revenue

Cost of subscription revenue

Cost of enterprise subscription revenue primarily consists of expenses we incur to manufacture, package, distribute and support our solutions. These costs include labor-related costs to provide technical support and maintenance, bandwidth costs for Red Hat Network, and expenses for physical media, literature, packaging, and shipping. Cost of subscription revenue decreased 5.2% to $8.6 million in the year ended February 28, 2003 from $9.1 million in the year ended February 28, 2002. This decrease was related to a $1.4 million reduction in expenses incurred for physical media, literature, packaging and fulfillment related to our retail product, which is consistent with the decline in retail revenues, partially offset by an increase in the cost of providing technical support and maintenance for our enterprise products.

Cost of services revenue

Cost of services revenue is primarily comprised of salaries and related costs—including non-cash, stock-based compensation charges—incurred for our personnel to deliver custom development, enterprise consulting, engineering, training and education, and hardware certification services. We incur no direct costs related to royalties received from the licensing of our trademarks to third parties. Cost of services revenue increased $3.6 million or 19.9% to $22.3 million in the year ended February 28, 2003 from $18.6 million in the year ended February 28, 2002. The increase is directly related to the increase in our enterprise technologies services revenue. The cost of our customer training and education services increased $1.4 million and our enterprise consulting services increased by $5.2 million related to headcount additions to our consulting staff. These increases were partially offset by a decrease of $2.9 million in embedded development services costs as a result of the restructuring of this segment which was completed in February 2002.

Gross Profit

Gross profit increased 18.0% to $59.5 million in the year ended February 28, 2003 from $50.4 million in the year ended February 28, 2002. This increase was entirely due to the increase in revenue and profitability related to our Red Hat Enterprise Linux offerings which were introduced during the fiscal year ended February 28, 2003 and carry significantly higher gross margins than our retail and embedded product offerings. The strength in growth and profitability of our enterprise business was offset by the significant decline in the embedded segment which had gross profit of $2.9 million in fiscal 2003 as compared to $10.3 million in fiscal 2002.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs—including non-cash, stock-based compensation charges—for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and tradeshows. Sales and marketing expense decreased 5.8% to $33.5 million in the year ended February 28, 2003 from $35.5 million in the year ended February 28, 2002. This decrease was primarily due to a reduction in our spend on marketing activities of $2.3 million partially offset by an increase in enterprise sales costs as we increased the size of our direct outside sales force.

Research and development

Research and development expense consists primarily of personnel and related costs—including non-cash, stock-based compensation charges—for development of software technologies and systems management offerings. Research and development expense increased 9.3% to $22.4 million in the year ended February 28, 2003 from $20.5 million in the year ended February 28, 2002. The increase in research and development expense resulted from increased spending of $4.8 million related to the addition of approximately 52 enterprise engineers during late fiscal 2002 and throughout fiscal 2003 to support the development and integration of our Red Hat Enterprise Linux operating platform and Red Hat Enterprise Network, partially offset by a decrease of $2.9 million in non-cash stock-based compensation expenses as certain deferred compensation balances were fully amortized during fiscal 2003.

General and administrative

General and administrative expense consists primarily of personnel and related costs—including non-cash, stock-based compensation charges—for general corporate functions, including finance, accounting, legal, human resources, facilities and information systems expenses. Mergers and acquisitions expense primarily consists of severance and related expenses incurred in connection with redundancies identified pursuant to mergers and acquisitions completed by the Company. In addition to this, mergers and acquisition expense in years prior to fiscal 2003 includes legal costs incurred related to acquisitions accounted for under the pooling of interests method of accounting. General and administrative expense decreased 19.4% to $17.9 million in the year ended February 28, 2003 from $22.2 million in the year ended February 28, 2002. This decrease resulted from a significant decrease in the number of companies acquired during fiscal 2003 resulting in, a decrease in merger and acquisition expenses to $522,000 for the year ended February 28, 2003 from $4.7 million for the year ended February 28, 2002 and a decrease in stock-based compensation expense of $1.8 million, partially offset by increased health and directors and officers insurance costs and bad debt expenses.

Amortization of goodwill and intangibles

Amortization of goodwill and intangibles expense decreased to $1.1 million in the year ended February 28, 2003 from $49.5 million in the year ended February 28, 2002. The decrease in amortization of goodwill and intangibles is primarily due to the fact that for the year ended February 28, 2003, no amortization of goodwill was recorded as prescribed by new accounting principles. Costs incurred for acquiring trademarks, copyrights and patents as well as capitalized software are capitalized as intangibles and amortized using the straight-line method over their estimated useful lives, which range from three to five years. Amortization of intangibles expense was not materially different from year to year.

Restructuring charges

Restructuring charges for the year ended February 28, 2002, which totaled $56.1 million, consist of an impairment of $49.3 million in the carrying value of goodwill and intangibles related to acquisitions made in prior periods, various facility closings, and $5.7 million in severance and related expenses. These restructuring charges were primarily due to a sharpening of the Company’s focus on providing an enterprise class operating platform, Red Hat Enterprise Linux, to significant enterprises. As a result, the Company terminated certain employees of Planning Technologies, Inc., (“PTI”) and all employees of Hell’s Kitchen Systems, Inc., (“HKS”) and Akopia, Inc. (“Akopia”) during fiscal 2002 as these technologies were aimed at the small and medium business market. In total, the Company terminated 160 employees.

In the fourth quarter of fiscal 2002, we completed the re-allocation of our resources to focus on the Global 2000 market which resulted in discontinuing our network consulting business. The additional restructuring charge in fiscal 2003 of $1.5 million related to some additional severance for employees affected by the restructuring which were not notified until after February 28, 2002.

Other income (expense), net

Other income (expense), net consists of interest income earned on cash deposited in money market accounts and invested in short- and long-term fixed income instruments, net of interest expense incurred on short-term debt and capital leases and foreign currency revaluation gains and losses. Interest income (expense), net, decreased to $10.8 million in the year ended February 28, 2003 from $15.5 million in the year ended February 28, 2002. These amounts are net of interest expense of $502,000 in the year ended February 28, 2003 and $172,000 in the year ended February 28, 2002. The decrease in interest income (expense), net, from an average return on our investments of 5.2% in fiscal 2002 to a return of 4.3% in fiscal 2003, resulted from reinvestment of proceeds from the sales and maturities of fixed-income investments in a declining interest rate environment that existed throughout fiscal 2003. In addition, we incurred foreign currency losses of $829,000 in our fourth quarter of fiscal 2003 as a result of the weakening U.S. Dollar against the Euro and the Japanese Yen which reduced our other income in fiscal 2003.

Discontinued operations

During January 2002, the Company adopted a formal plan to discontinue its network consulting operations. Accordingly, the network consulting operations were accounted for as a discontinued operation beginning with the fiscal year 2001 consolidated financial statements. The Company completed the disposal of the network consulting operations in February 2002 through termination of associated employees. Loss on disposal of discontinued operations of $10.3 million in fiscal year 2002 included the write-off of goodwill recorded in PTI’s acquisition of Enterprise Network Systems, Inc., (“ENS”) of $9.6 million, severance and related costs of $0.4 million, and a provision against accounts receivable of $0.3 million.

Years Ended February 28, 2002 and February 28, 2001

Total revenue

Total revenue decreased 2.4% to $78.9 million for the year ended February 28, 2002 from $80.8 million in the year ended February 28, 2001. Revenue from international operations totaled $23.4 million and $20.0 million during the years ended February 28, 2002 and February 28, 2001, respectively.

Subscription revenue

Enterprise technologies subscription revenue decreased slightly to $36.8 million for the year ended February 28, 2002 from $36.9 million for the year ended February 28, 2001. This small decline represents a reduction in Internet advertising revenues of $2.5 million to $2.3 million in fiscal 2002 offset by an increase in enterprise subscription revenues of $2.4 million. The increase in enterprise subscription revenues primarily relates to sales of Red Hat solutions to large enterprise customers. There were no major markets added during fiscal 2002 compared to fiscal 2001.

Embedded subscription revenue decreased 36.2% to $5.5 million for the year ended February 28, 2002 from $8.6 million for the year ended February 28, 2001. The decrease in embedded markets is primarily due to the continued weak performance of the semiconductor and telecommunications industries which has impacted research and development spending.

Services revenue

Enterprise technology services revenue increased 52.2% to $24.4 million in the year ended February 28, 2002 from $16.0 million in the year ended February 28, 2001. The increase in enterprise technology services revenue is primarily due to revenues earned from relationships with the Global 2000 as a result of the increasing level of interest and adoption by large enterprises of Red Hat Linux as an enterprise computing platform. Customer training and education services revenue also increased 26.2% to $14.4 million in year ended February 28, 2002 from $11.4 million in the year ended February 28, 2001. The increase is the direct result of the expansion of our course offerings over the past two years and migration of larger enterprises to the Linux platform, increasing the need to train system administrators and developers.

Embedded services revenue decreased 36.6% to $12.3 million for the year ended February 28, 2002 from $19.3 million for the year ended February 28, 2001. The decrease in embedded markets is primarily due to the continued weak performance of the semiconductor and telecommunications industries which has impacted research and development spending.

Cost of revenue

Cost of subscription revenue

Cost of enterprise subscription revenue primarily consists of expenses we incur to manufacture, package, distribute and support our solutions. These costs include expenses for physical media, literature and packaging, fulfillment and shipping, labor-related costs to provide technical support and maintenance and Internet bandwidth costs for Red Hat Network. Cost of subscription revenue decreased 32.6% to $9.9 million in the year ended February 28, 2002 from $14.7 million in the year ended February 28, 2001. This decrease was directly related to a reduction in expenses incurred for physical media, literature, packaging and fulfillment, as well as efficiencies gained in providing technical support and maintenance of our products on-line, global consolidation of our support and maintenance function and benefits of Red Hat Network in reducing support costs of Red Hat Linux-based systems.

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

Gross Profit

Gross profit increased 10.0% to $50.4 million in the year ended February 28, 2002 from $45.8 million in the year ended February 28, 2001. This increase was primarily the result of our focus on operational efficiency, continuing to migrate the services we provide with our technology to be technology-based services as opposed to people-based services, and in selling more strategic, higher margin product solutions to major enterprise customers.

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

Research and development

Research and development expense consists primarily of personnel and related costs—including non-cash, stock-based compensation charges—for development of our software products and website. Research and development expense increased 9.3% to $20.5 million in the year ended February 28, 2002 from $18.8 million in the year ended February 28, 2001. The increase in research and development expense resulted from increased spending related to the development of our first enterprise-class operating platform, Red Hat Advanced Server ($1.8 million), costs incurred to complete the aggregation, development and testing of Version 7.1 and 7.2 of Red Hat Linux, and an increase in spending related to the development of software development tools for the enterprise.

General and administrative

General and administrative expense consists primarily of merger and acquisition costs and personnel and related costs—including non-cash, stock-based compensation charges—for general corporate functions, including finance, accounting, legal, human resources, facilities and information systems expenses. Mergers and acquisition expense primarily consists of severance and related expenses incurred in connection with redundancies identified pursuant to mergers and acquisitions completed by the Company, as well as the employment costs of individuals within the Company who are dedicated to seeking out and identifying potential acquisition candidates. In addition to this, mergers and acquisition expense includes legal costs incurred related to acquisitions accounted for under the pooling of interests method of accounting. General and administrative expense decreased 37.2% to $22.2 million in the year ended February 28, 2002 from $35.4 million in the year ended February 28, 2001. This decrease resulted from:

•	a significant decrease in the number of companies acquired during fiscal 2002 resulting in a decrease in merger and acquisition expenses to $4.7 million for the year ended February 28, 2002 from $9.2 million for the year ended February 28, 2001;

•	a decrease in payroll and other administrative costs resulting from acquisitions completed in fiscal 2001; and

•	a decrease in stock-based compensation expense.

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

Restructuring charges

Restructuring charges consist of an impairment of $49.3 million in the carrying value of goodwill and intangibles related to acquisitions made in prior periods, various facility closings, and $5.7 million in severance and related expenses. These restructuring charges were primarily due to a sharpening of the Company’s focus on UNIX migration opportunities. As a result, the Company terminated certain employees of PTI and all employees of HKS and Akopia during fiscal 2002 as these technologies were aimed at the small and medium business market. In total, the Company terminated 160 employees. There was no restructuring charge in fiscal 2001. In the fourth quarter, we completed the re-allocation of our resources to focus on the Global 2000 market which resulted in discontinuing our network consulting business.

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

Discontinued operations

During January, 2002, the Company adopted a formal plan to discontinue its network consulting operations. Accordingly, the network consulting operations were accounted for as a discontinued operation beginning with the fiscal year 2001 consolidated financial statements. The Company completed the disposal of the network consulting operations in February 2002 through termination of associated employees. Loss on disposal of discontinued operations of $10.3 million in fiscal year 2002 included the write-off of goodwill recorded in PTI’s acquisition of ENS of $9.6 million, severance and related costs of $0.4 million, and a provision against accounts receivable of $0.3 million.

Liquidity and Capital Resources

We have historically derived a significant portion of our liquidity and operating capital from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and secondary public offerings, and from cash flows from operations. At February 28, 2003, we had total cash and investments of $292.3 million, which is comprised of $45.2 million in cash and cash equivalents, $45.2 million of short-term, fixed-income investments and $201.9 million of long-term, fixed-income investments. At February 28, 2002 we had total cash and investments of approximately $287.0 million.

At February 28, 2003, cash and cash equivalents totaled $45.2 million, a decrease of $10.2 million as compared to February 28, 2002. The decrease in cash and cash equivalents during fiscal 2003 resulted primarily from: the purchase of investments in debt securities, net of sales of debt securities, of $8.3 million, cash used by operations of $755,000, purchases of property and equipment of $6.8 million, cash used in the acquisition of a business of $1.2 million, and $764,000 used to fund stock repurchases. These uses of cash were offset by $4.9 million of cash raised from borrowings, net of repayments, and $3.0 million in cash received from the exercise of common stock options and sale of common stock under our employee stock purchase plan.

Cash used in operations of $755,000 in the year ended February 28, 2003, represented the net loss of $6.6 million, an increase in accounts receivable of $8.0 million, an increase in prepaid expenses and other current assets of $2.1 million, a decrease in accounts payable of $1.0 million and a decrease in accrued expenses of $6.3 million. These uses of cash were partially offset by an increase in deferred revenue of $8.9 million, an increase in deferred lease credits of $1.6 million and net non-cash charges of $13.7 million. Cash used in operations during fiscal 2003 includes $2.5 million for payments of restructuring costs. In the fiscal year ended February 28, 2002, cash used in operations was $7.5 million. The significant improvement in our cash flow used in operations in fiscal 2003 is a result of management’s increased focus on improved operating results and preserving our cash balance, as well as a result of sales of annual subscriptions to Red Hat Enterprise Linux. We expect to generate positive cash flow from operations in fiscal 2004.

Cash used in investing activities of $16.2 million was comprised of the purchase of investments in debt securities, net of maturities, of $8.3 million, purchases of property and equipment—mainly computer software, hardware and computer networking equipment—totaling $6.8 million, and $1.2 million in cash used to acquire a business. As market interest rates declined throughout the fiscal year ended February 28, 2003, the Company used cash and cash equivalents to purchase fixed income debt securities to improve the yield on our investments. The $1.2 million used to acquire a business relates to cash paid in October 2002 as part of the acquisition cost of NOCpulse, Inc.

Cash provided by financing activities of $5.8 million for the year ended February 28, 2003 was comprised of $4.9 million in net proceeds from borrowings from our line of credit and $3.0 million in proceeds received from the sale of common stock under our employee stock purchase plan and from the exercise of common stock options. This was partially offset by $764,000 used to purchase 200,000 shares of treasury stock during fiscal 2003, and $1.3 million in payments under capital lease obligations.

At February 28, 2002, cash and cash equivalents totaled $55.5 million, a decrease of $29.7 million as compared to February 28, 2001. The decrease in cash and cash equivalents resulted primarily from: the purchase of investments in debt securities, net of sales of debt securities, of $16.1 million, cash used by operations of $7.5 million, $0.8 million in net cash used by discontinued operations, purchases of property and equipment of $6.8 million, acquisition of a business of $1.0 million, and $6.7 million used to fund stock repurchases. These uses of cash were offset by $7.2 million of cash raised from borrowings under our line of credit, net of repayments, and $3.2 million in cash received from the exercise of common stock options and sale of common stock under our employee stock purchase plan.

Cash used in operations of $7.5 million in the year ended February 28, 2002, represented the net loss of $140.2 million, a decrease in deferred revenue of $3.5 million, a decrease in accounts payable of $3.9 million and a decrease in accrued expenses of $7.5 million. These uses of cash were partially offset by a decrease in accounts receivable of $9.4 million and net non-cash charges of $138.4 million. Cash used in operations includes $1.1 million for payments of restructuring costs, $8.5 million for merger and acquisition activities and $0.8 million used by discontinued operations. In the fiscal year ended February 28, 2001, cash used in operations was $39.6 million. The significant improvement in our cash flow used in operations in fiscal 2002 is a result of management’s increased focus on improved operating results and preserving our cash balance.

Cash used in investing activities of $23.9 million was comprised of the purchase of investments in debt securities, net of maturities, of $16.1 million, purchases of property and equipment—mainly computer hardware and computer networking equipment—totaling $6.8 million, and $1.0 million used to acquire a business. As market interest rates declined throughout the fiscal year ended February 28, 2002, the Company used cash and cash equivalents to purchase fixed income debt securities to improve the yield on our investments. The $1.0 million used to acquire a business relates to cash paid in fiscal year 2002 for a business acquired just prior to the beginning of fiscal year 2002.

Cash provided by financing activities of $2.5 million for the year ended February 28, 2002 was comprised of $36.0 million in proceeds from borrowings under our line of credit, net of $28.7 in repayments of the borrowings under our line of credit, $634,000 in proceeds from the sale of common stock under our employee stock purchase plan, and $2.6 million in proceeds from the exercise of common stock options. This was partially offset by $6.7 million used to purchase 200,000 share of treasury stock, $866,000 of notes receivable issued, and $402,000 in payments of capital lease obligations.

We have experienced a substantial increase in our operating expenses since our inception in connection with the growth of our operations, the development of our Red Hat Enterprise Linux technologies, the expansion of our services operation and our acquisition activity. Our capital requirements during the year ending February 28, 2004 will depend on numerous factors including the amount of resources we devote to:

•	funding the development of our Red Hat Enterprise Linux solutions, such as Red Hat Enterprise Linux AS, ES and WS;

•	accelerating the development of our systems management offerings;

•	improving and extending our service offerings and the technologies used to deliver these offerings to our customers;

•	pursuing strategic acquisitions and alliances; and

•	making possible investments in businesses, products and technologies.

We have made substantial progress in reducing the amount of cash required to fund our operations. In fiscal 2002 and 2001, we used $7.5 million and $39.6 million, respectively, to fund our operations. In fiscal 2003, we used only $755,000 in cash to fund our operations. Excluding payments made for restructuring costs expensed in prior periods, our adjusted cash flow provided by operations was $1.7 million in fiscal 2003. In the first quarter of fiscal 2003, we used $5.4 million in cash in our operating activities. In the second, third and fourth quarters of fiscal 2003, we generated $581,000, $1.0 million and $3.0 million, respectively, in positive cash flows from our operating activities. We expect to continue to generate positive cash flows from operations during fiscal 2004. Given the significant improvement we have made from using cash to fund our operations to generating $4.6 million in positive cash flows during the last nine months of fiscal 2003, and the $292.3 million of cash and investments held at February 28, 2003, we do not anticipate the need to raise funds to fund our operations either through the sale of additional equity or through the issuance of debt for the foreseeable future.

We believe that cash flow from operations will continue to improve; however, there can be no assurances that we will improve our cash flow from operations from the current rate or that such cash flows will be adequate to fund other investments or acquisitions that we may choose to make. We may choose to accelerate the expansion of our business from our current plans, which may require us to raise additional funds through the sale of equity or debt securities or through other financing means. There can be no assurances that any such financing would occur in amounts or on terms favorable to us, if at all.

We have no off balance sheet financing arrangements and do not utilize any “structured debt”, “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

As of February 28, 2003, our principal commitments consisted of obligations outstanding under capital and operating leases. The following table summarizes our principal contractual obligations at February 28, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital lease obligations	$2,854	$1,350	$1,471	$33	$—
Operating lease obligations	53,926	5,371	10,870	5,815	31,870

Total	$56,780	$6,721	$12,341	$5,848	$31,870

RECENT ACCOUNTING PRONOUNCEMENTS

See discussion in NOTE 2 to the Consolidated Financial Statements.

RISK FACTORS

Risks Related to our Business Model

We depend on the support of Linux developers not employed by us for improvements and advancement of our Red Hat Enterprise Linux technologies.

We may not be able to release major product upgrades of Red Hat Enterprise Linux on a timely basis because the heart of Red Hat Enterprise Linux, the Linux kernel, is maintained by third parties. Linus Torvalds, the original developer of the Linux kernel, and a small group of independent engineers are primarily responsible for the development and evolution of the Linux kernel. If this group of developers fails to further develop the Linux kernel or if Mr. Torvalds or prominent Linux developers who are members of this group and are currently employed by Red Hat, such as Alan Cox, David Miller or Stephen Tweedie, were to join one of our competitors or no longer work on the Linux kernel, we would have to either rely on another party to further develop the kernel or develop it ourselves. We cannot predict whether enhancements to the kernel would be available from reliable alternative sources. We could be forced to rely to a greater extent on our own development efforts, which would increase our development expenses and may delay our product release and upgrade schedules. In addition, any failure on the part of the kernel developers to further develop and enhance the kernel could stifle the development of additional Linux-based applications.

We depend on collaboration with a wide range of companies with diverse interests in developing and selling Red Hat Enterprise Linux.

One of the appealing aspects of Red Hat Enterprise Linux to our business partners, such as Dell, HP, IBM, Intel, and Oracle, is the ability to suggest enhancements to the technology. It is not unusual for the needs of those business partners to be in conflict with each other. At the same time, we are dependent on the sales channels provided by these partners, some of which provide services that compete with our services, for the sale of Red Hat Enterprise Linux. We may not be able to satisfy all the requirements of these business partners, or be able to offer the same range of services in support of Red Hat Enterprise Linux as these business partners, and we may not be able to sufficiently incent their sales channels to promote Red Hat Enterprise Linux. Should we fail in any of these aspects we may not be able to expand our business and/or increase our market share.

The scarcity of availability of software applications for Linux-based operating systems could prevent widespread commercial adoption of our products.

Our products will not be able to gain widespread commercial adoption by the large enterprise until there are more third-party enterprise software applications that have been migrated to operate on Linux-based operating systems. These applications include databases, software development tools, enterprise middleware, such as messaging and file system technologies. We intend to encourage the development of additional applications that operate on Linux-based operating systems by attracting third-party developers to the Linux platform, by providing open source tools to create these applications and by maintaining our existing developer relationships through marketing and technical support for third-party developers. If we are not successful in achieving these goals, however, our products will not gain widespread commercial acceptance and we will not be able to maintain our product sales growth.

We may be unable to predict the future course of open source technology development, which could reduce the market appeal of our products and damage our reputation.

We do not exercise control over many aspects of the development of open source technology. Historically, different groups of open source software programmers have competed with each other to develop new technology. Typically, one of those groups develops the technology that becomes more widely used than that developed by others. If we adopt new technology and incorporate it into our products, and competing technology becomes more widely used, the market appeal of our products may be reduced, which could harm our reputation, diminish the Red Hat brand and result in decreased revenue.

There are few technology barriers to entry in the open source market.

One of the enduring aspects of open source software is that anyone can modify the existing software or develop new software that competes with existing open source software. Such competition can develop without the degree of overhead and lead time required by traditional proprietary software companies. It is possible for a competitor with greater resources to develop its own open source operating system solution, potentially reducing the demand for Red Hat’s solutions.

Risks Related to Our Financial Results and Condition

We have incurred substantial net losses on a GAAP basis in the past.

We have incurred net losses in seven of our previous eight fiscal years, including our most recent fiscal year ended February 28, 2003. While we have significantly reduced these losses and, we do not expect to incur significant losses in the future, we cannot be certain when we will achieve sustained profitability. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

You should not rely on our quarterly results of operations as an indication of our future results.

Due to the unpredictability of the technology spending environment, our revenue and operating results may fluctuate from quarter to quarter. We base our current and projected future expense levels in part on our estimates of future revenue. Our expenses are, to a large extent, fixed in the short term. We may not be able to adjust our spending quickly enough to protect our projected operating results for a quarter if our revenue in that quarter falls short of our expectations. Our future operating results may fall below expectations of securities analysts or investors, which may cause the market price of our common stock to decline.

We may not be able to effectively attract additional enterprise customers and preserve relationships with current enterprise customers, which could adversely affect revenue.

Historically, we focused our sales and marketing efforts on product sales to individuals. In late fiscal 2002, we began to focus the predominant portion of our sales and marketing efforts on expanding our enterprise customer base. To this end, we have invested extensively to attract enterprise customers. While we have been successful to date in acquiring large enterprise customers, if we are unsuccessful in gaining additional large enterprise customers in the future, it will adversely impact our future revenue growth.

We may not be able to continue to attract capable management personnel.

As we have built our management team over the past three years we have done so during a time of significant unemployment and downturn in the technology sector. This has given us the opportunity to attract highly capable management personnel. However, our ability to retain key management personnel or hire capable new management personnel as we grow may be challenged if the technology sector rebounds and companies with more generous compensation packages or greater perceived growth opportunities compete for these same personnel.

We depend on our key personnel.

Our future success depends on the continued services of a number of key officers, including our Chief Executive Officer and President, Matthew J. Szulik, our Executive Vice President-Engineering, Paul Cormier,

and our Chief Financial Officer, Kevin B. Thompson. The loss of the technical knowledge and industry expertise of any of these people could seriously impede our success. Moreover, the loss of one or a group of our key employees, particularly to a competitor, and any resulting loss of customers could reduce our market share and diminish the Red Hat brand.

We may lack the financial and operational resources needed to increase our market share and compete effectively with Unix operating systems providers, Microsoft, other established operating systems developers, software development tools developers and other service providers.

In the market for operating systems, we face significant competition from larger companies with greater financial resources and name recognition than we have. These competitors, which offer hardware-independent multi-user operating systems for Intel platforms and/or UNIX-based operating systems, include Microsoft, Novell, IBM, Sun Microsystems, Hewlett-Packard, and Unisys. Some of these competitors may in the future, produce and market a competing open source operating system.

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

Our success depends on our ability to continue to establish and maintain strategic distribution and other collaborative relationships with industry-leading hardware manufacturers (such as Hewlett-Packard, Dell, IBM, Fujitsu and others), distributors, software vendors (such as Oracle) and enterprise solutions providers. These relationships allow us to offer our products and services to a much larger customer base than we would otherwise be able to through our direct sales and marketing efforts. We may not be able to maintain these relationships or replace them on attractive terms. In addition, our existing strategic relationships do not, and any future strategic relationships may not, afford us any exclusive marketing or distribution rights. As a result, the companies with which we have strategic alliances are free to pursue alternative technologies and to develop alternative products and services in addition to or in lieu of our products and services, either on their own or in collaboration with others, including our competitors. Moreover, we cannot guarantee that the companies with which we have strategic relationships will market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support.

We may not be able to meet the operational and financial challenges that we will encounter as our international operations continue to expand.

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

The Linux kernel and the Red Hat Linux operating system have been developed and licensed under the GNU General Public License and similar open source licenses. These licenses state that any program licensed under them may be liberally copied, modified and distributed. We know of no circumstance under which these licenses have been challenged or interpreted in court. Accordingly, it is possible that a court would hold these licenses to be unenforceable in the event that someone were to file a claim asserting proprietary rights in a program developed and distributed under them. Any ruling by a court that these licenses are not enforceable, or that Linux-based operating systems, or significant portions of them, may not be liberally copied, modified or distributed, would have the effect of preventing us from selling or developing our products.

Our subscription-based distribution model is unproven and may encounter customer resistance.

The subscription agreement for Red Hat Enterprise Linux requires customers to agree to a subscription for Red Hat’s systems management services for each machine on which they deploy Red Hat Enterprise Linux. At the same time, the subscription agreement places no restriction on the customers right to redistribute Red Hat Enterprise Linux. While we believe this practice fully complies with the requirements of the GNU General Public License and while we have reviewed this practice with the Free Software Foundation, we may still encounter customer resistence to this distribution model. To the extent we are unsuccessful in promoting or defending this distribution model, we may fail to meet our revenue objectives.

Our products may contain defects that may be costly to correct, delay market acceptance of our products and expose us to litigation.

Despite testing by ourselves and our customers, errors have been and may continue to be found in our products after commencement of commercial shipments. This risk is exacerbated by the fact that much of the code in our products is developed by independent parties over whom we exercise no supervision or control. If errors are discovered, we may have to make significant expenditures of capital to eliminate them and yet may not be able to successfully correct them in a timely manner or at all. Errors and failures in our products could result in a loss of, or delay in, market acceptance of our products and could damage our reputation and our ability to convince commercial users of the benefits of Linux-based operating systems and other open source software products.

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

We are vulnerable to claims that our products infringe third-party intellectual property rights particularly because our products are comprised of distinct software components many of which are developed by independent parties.

We may be exposed to future litigation based on claims that our products infringe the intellectual property rights of others. This risk is exacerbated by the fact that much of the code in our products is developed by independent parties over whom we exercise no supervision or control. It is further exacerbated by our lack of access to unpublished software patent applications, copyright registrations which fail to adequately disclose source code, and numerous issued software patents that are of dubious validity. Claims of infringement could require us to reengineer our products or seek to obtain licenses from third parties in order to continue offering our products. Defending infringement claims, even claims without significant merit, can be expensive. An adverse legal decision affecting our intellectual property, or the use of significant resources to defend against this type of claim, could place a significant strain on our financial resources and harm our reputation.

Our efforts to protect our trademarks may not be adequate to prevent third parties from misappropriating our intellectual property rights.

Our most valuable intellectual property is our collection of trademarks. The protective steps we have taken in the past have been, and may in the future continue to be, inadequate to deter misappropriation of our trademark rights. Although we do not believe that we have suffered any material harm from misappropriation to date, we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our trademark rights. We have registered some of our trademarks in the Americas, Europe, Asia and Australia and have other trademark applications pending in each of those regions. Effective trademark protection may not be available in every country in which we offer or intend to offer our products and services. Failure to adequately protect our trademark rights could damage or even destroy the Red Hat brand and impair our ability to compete effectively. Furthermore, defending or enforcing our trademark rights could result in the expenditure of significant financial and managerial resources.

Risks Related to the Market for Our Common Stock

Our stock price continues to be volatile and you may not be able to resell your shares at or above your purchase price.

The trading price of our common stock has been and is likely to continue to be volatile and could be subject to wide fluctuations in response to factors such as:

•	actual or anticipated variations in quarterly operating results;

•	new products or services offered by Red Hat or our competitors;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the Internet, Linux and software industries;

•	changes in the economic performance and/or market valuations of other Internet, Linux and software industries;

•	announcements by ourselves or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	sales of common stock; and

•	other events or factors, many of which are beyond our control.

In addition, the stock market, and the Nasdaq National Market and the market for Internet-related and technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. In addition, broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against such companies. Such litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would materially adversely affect our business, financial condition and operating results.

ITEM 7a. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The primary objective of Red Hat’s investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio of cash equivalents, short-term and long-term investments in a variety of highly rated fixed-income securities, including both government and corporate obligations and money market funds. The following table presents the fair value balances of the Company’s cash equivalents and short-term and long-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of February 28, 2003 (in thousands):

	Year Ending
	February 29, 2004	February 28, 2005	February 28, 2006	February 28, 2007	February 29, 2008	Total
Cash equivalents	$45,250					$45,250
Average interest rate	1.05%
Investments	$45,216	71,598	54,921	61,242	14,113	$247,090
Average interest rates	3.84%	4.28%	4.44%	4.70%	4.14%

Red Hat did not hold derivative financial instruments as of February 28, 2003, and has never held such investments in the past.

Foreign Currency Risk

Approximately 30.0% of the Company’s fiscal 2003 revenues were generated by sales outside the United States. The Company is exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. Additionally, the assets and liabilities of the Company’s non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, and the revenues and expenses of these operations are translated at average exchange rates during the month the transactions occur.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Red Hat, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Red Hat, Inc. and its subsidiaries at February 28, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for goodwill upon the adoption of the accounting guidance of Statement of Financial Accounting Standards No. 142 on March 1, 2002.

/s/    PRICEWATERHOUSECOOPERS LLP

Raleigh, North Carolina

March 25, 2003

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands—except share amounts)

ASSETS
	February 28, 2003	February 28, 2002
Current assets:
Cash and cash equivalents	$45,250	$55,468
Investments in debt securities	45,216	40,928
Accounts receivable, net	17,429	12,919
Estimated earnings in excess of billings	6,978	5,727
Inventory	799	885
Prepaid expenses and other current assets	4,659	2,642

Total current assets	120,331	118,569
Property and equipment, net	22,972	20,399
Goodwill and identifiable intangibles, net	40,828	35,459
Investments in debt securities	201,874	190,581
Other assets, net	4,334	4,857

Total assets	$390,339	$369,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,502	$6,267
Accrued expenses	7,614	11,035
Deferred revenue	17,779	8,624
Short term payable	15,008	10,000
Current portion of capital lease obligations	1,240	1,049

Total current liabilities	47,143	36,975
Deferred lease credits	5,382	3,778
Capital lease obligations	1,393	1,563
Commitments and contingencies	—	—
Stockholders’ equity:
Noncontrolling interest in subsidiary	115	74
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.0001 par value, 300,000,0000 shares authorized, 172,917,782 and 171,659,334 shares issued, and 170,779,882 and 169,721,434 shares outstanding at February 28, 2003 and 2002, respectively	17	17
Additional paid-in capital	630,798	626,633
Deferred compensation	(2,403)	(5,984)
Accumulated deficit	(290,404)	(283,805)
Treasury stock, 2,137,900 and 1,937,900 shares at February 28, 2003 and 2002, respectively	(7,436)	(6,672)
Accumulated other comprehensive income (loss)	5,734	(2,714)

Total stockholders’ equity	336,421	327,549

Total liabilities and stockholders’ equity	$390,339	$369,865

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands—except per share amounts)

	Year Ended
	February 28, 2003	February 28, 2002	February 28, 2001
Subscription and services revenue:
Subscription:
Enterprise technologies	$30,438	$17,734	$16,260
Retail	14,833	19,054	20,604
Embedded	3,321	5,512	8,634

Total subscription revenue	48,592	42,300	45,498

Services:
Enterprise technologies	38,522	24,354	16,002
Embedded development services	3,812	12,256	19,332

Total services revenue	42,334	36,610	35,334

Total subscription and services revenue	90,926	78,910	80,832

Cost of subscription and services revenue:
Subscription:
Enterprise technologies and retail	8,625	9,097	12,896
Embedded	496	790	1,764

Total cost of subscription revenue	9,121	9,887	14,660

Services:
Enterprise technologies	18,595	11,963	9,778
Embedded development services	3,750	6,692	10,771
Stock-based embedded development services	(4)	(27)	(64)

Total cost of services revenue	22,341	18,628	20,485

Total cost of subscription and services revenue	31,462	28,515	35,145

Gross profit enterprise technologies and retail	56,573	40,082	30,192
Gross profit embedded	2,891	10,313	15,495

Gross profit on enterprise technologies, retail and embedded revenue	59,464	50,395	45,687
Hardware resale revenue	—	—	777
Cost of hardware resale revenue	—	—	646

Gross profit on hardware resale revenue	—	—	131
Operating expense:
Sales and marketing	32,969	33,442	38,355
Stock-based sales and marketing expense	505	2,080	6,816
Research and development	21,274	16,429	15,713
Stock-based research and development expense	1,165	4,106	3,069
General and administrative	15,239	13,491	18,910
General and administrative—mergers and acquisitions	522	4,735	9,220
Stock-based general and administrative expense	2,146	3,991	7,239
Lease buyout costs	285	1,501	—
Amortization of goodwill	—	48,397	40,586
Amortization of intangibles	1,062	1,150	1,088
Restructuring charges	1,461	56,122	—

Total operating expense	76,628	185,444	140,996

Loss from continuing operations	(17,164)	(135,049)	(95,178)
Other income (expense), net	10,826	15,535	20,766

Loss from continuing operations before extraordinary item	(6,338)	(119,514)	(74,412)
Discontinued operations:
Loss from discontinued operations	—	(10,355)	(12,303)

Loss before extraordinary item	(6,338)	(129,869)	(86,715)
Extraordinary item-loss on disposal of discontinued operations	(261)	(10,347)	—

Net loss	$(6,599)	$(140,216)	$(86,715)

Earnings Per Share Data Basic and Diluted:
Loss from continuing operations before extraordinary item	$(0.04)	$(0.71)	$(0.45)
Discontinued operations:
Loss from discontinued operations	$0.00	$(0.06)	$(0.08)
Extraordinary item-loss on disposal of discontinued operations	$(0.00)	$(0.06)	$0.00

Net loss	$(0.04)	$(0.83)	$(0.53)

Weighted average shares outstanding	170,158	169,451	164,659

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Noncontrolling Interest In Subsidiary	Preferred Stock		Common Stock		Additional Paid-In Capital	Shareholder Notes Receivable	Deferred Compensation	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount
Balance at February 29, 2000	$—	10,000	$7,900	155,144	$16	$480,697	$(67)	$(35,485)	$(51,378)	$0	$(516)	$401,167
Net loss	—	—	—	—	—	—	—	—	(86,716)	—	—	(86,716)
Adjustment for exclusion of PTI January and February 2000 results of operations	—	—	—	—	—	(7)	—	79	(1,645)	—	—	(1,573)
Other comprehensive income:
Unrealized gain on investments in marketable securities	—	—	—	—	—	—	—	—	—	—	1853
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(1,144)

Other comprehensive income	—	—	—	—	—	—	—	—	—	—	709	709
Conversion of PTI Series A convertible preferred stock to common stock	—	(10,000)	(7,900)	974	—	7,900	—	—	—	—	—	—
Exercise of common stock options and warrants	—	—	—	5,389	—	5,220	—	—	—	—	—	5,220
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	37	—	590	—	—	—	—	—	590
Issuance of PTI common stock, net	—	—	—	296	—	1,208	—	—	—	—	—	1,208
Common stock issued for acquisitions	—	—	—	6,646	1	147,862	—	(15,905)	—	—	—	131,958
Deferred compensation related to acquisitions	—	—	—	—	—	689	—	(689)	—	—	—	0
Deferred compensation related to stock options	—	—	—	—	—	(447)	—	447	—	—	—	0
Amortization of deferred compensation	—	—	—	—	—	—	—	15,502	—	—	—	15,502
Dividends paid to PTI shareholders in April 2000	—	—	—	—	—	—	—	—	(3,850)	—	—	(3,850)
Decrease in shareholder notes receivable	—	—	—	—	—	—	67	—	—	—	—	67

Balance at February 28, 2001	—	—	—	168,486	17	643,712	—	(36,051)	(143,589)	—	193	464,282
Net loss	—	—	—	—	—	—	—	—	(140,216)	—	—	(140,216)
Minority interest	74	—	—	—	—	—	—	—	—	—	—	74
Other comprehensive income:
Unrealized loss on investments in marketable securities	—	—	—	—	—	—	—	—	—	—	(2,016)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(891)

Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	(2,907)	(2,907)
Exercise of common stock options and warrants	—	—	—	1,956	—	2,548	—	—	—	—	—	2,548
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	161	—	634	—	—	—	—	—	634
Common stock issued for acquisition earnouts	—	—	—	1,056	—	9	—	—	—	—	—	9
Common stock repurchase	—	—	—	—	—	—	—	—	—	(6,672)	—	(6,672)
Write-off of deferred compensation related to acquisitions	—	—	—	—	—	(21,281)	—	21,281	—	—	—	—
Deferred compensation related to stock options	—	—	—	—	—	(2,529)	—	2,529	—	—	—	—
Deferred compensation related to restricted stock	—	—	—	—	—	3,540	—	(3,540)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	9,797	—	—	—	9,797

Balance at February 28, 2002	74	—	—	171,659	17	626,633	—	(5,984)	(283,805)	(6,672)	(2,714)	327,549

Net loss	—	—	—	—	—	—	—	—	(6,599)	—	—	(6,599)
Minority interest	41	—	—	—	—	—	—	—	—	—	—	41
Other comprehensive income:
Unrealized gain on investments in marketable securities	—	—	—	—	—	—	—	—	—	—	7410
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	1,038

Other comprehensive income	—	—	—	—	—	—	—	—	—	—	8,448	8,448
Exercise of common stock options	—	—	—	762	—	2,415	—	—	—	—	—	2,415
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	161	—	576	—	—	—	—	—	576
Common stock issued for acquisition earnouts	—	—	—	336	—	1,288	—	—	—	—	—	1,288
Common stock repurchase	—	—	—	—	—	—	—	—	—	(764)	—	(764)
Deferred compensation related to stock options	—	—	—	—	—	(114)	—	114	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	3,467	—	—	—	3,467

Balance at February 28, 2003	$115	—	$—	172,918	$17	$630,798	$—	$(2,403)	$(290,404)	$(7,436)	$5,734	$336,421

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	February 28, 2003	February 28, 2002	February 29, 2001
Cash flows from operating activities:
Net loss	$(6,599)	$(140,216)	$(86,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Effect on cash of exclusion of PTI January and February 2000 net loss	—	—	(1,253)
Depreciation and amortization	6,519	59,720	54,997
Stock-based compensation expense	3,466	9,766	15,564
Noncash restructuring charges	1,359	1,887	—
Write-off of goodwill	—	48,958	—
Loss on disposal of discontinued operations	—	10,347	—
Noncontrolling interest in subsidiary	41	74	—
Write-down of equity investments	—	4,250	—
Noncash interest expense	147	40	—
Provision for doubtful accounts	2,107	1,533	2,689
Provision for inventory obsolescence	88	—	746
Loss on abandonment of property and equipment	290	1,859	72
Changes in operating assets and liabilities:
Accounts receivable	(8,326)	9,405	(22,030)
Inventory	(2)	(146)	(997)
Prepaid expenses	(2,114)	396	228
Intangibles and other assets	(888)	(420)	(4,206)
Refundable income taxes	—	—	92
Accounts payable	(1,031)	(3,945)	(3,568)
Royalties payable	—	—	(115)
Accrued expenses	(6,334)	(7,460)	7,585
Deferred revenue	8,915	(3,527)	611
Deferred lease credits	1,604	—	—
Payment of liabilities assumed in acquisitions	—	—	(3,330)

Net cash used in operating activities	(758)	(7,479)	(39,630)

Cash flows from investing activities:
Purchase of investment securities	(151,725)	(393,031)	(264,765)
Proceeds from sales and maturities of investment securities	143,463	376,909	148,964
Acquisitions of businesses, net of cash acquired	(1,222)	(994)	4,678
Purchase of property and equipment	(6,766)	(6,752)	(11,138)
Proceeds from sale of equipment	—	—	30

Net cash used in investing activities	(16,250)	(23,868)	(122,231)

Cash flows from financing activities:
Decrease in stockholders’ notes receivable	—	—	67
Proceeds from notes payable	68,380	35,956	5,500
Repayments of notes payable	(63,520)	(28,746)	(3,607)
Issuance of notes receivable		(866)	—
Proceeds from sale of common stock by PTI	—	—	1,208
Proceeds from issuance of common stock under Employee Stock Purchase Plan	576	634	590
Proceeds from exercise of common stock options and warrants	2,415	2,589	5,221
Purchase of treasury stock	(764)	(6,672)	(6,440)
Payment of dividends to PTI shareholders	—	—	(3,850)
Payment of capital lease obligations	(1,335)	(402)	(154)

Net cash (used in) provided by financing activities	5,752	2,493	(1,465)

Effect of foreign currency exchange rates on cash and cash equivalents	1,038	(891)	(1,144)
Net decrease in cash and cash equivalents	(10,218)	(29,745)	(164,470)
Cash and cash equivalents at beginning of year	55,468	85,213	249,683

Cash and cash equivalents at end of year	$45,250	$55,468	$85,213

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Organization

Red Hat, Inc. together with its subsidiaries (“Red Hat” or the “Company”) is the recognized global technology and brand leader in providing an enterprise operating platform based on open source technology to large enterprises for their information technology infrastructure. Red Hat delivers a single open source operating platform, Red Hat Enterprise Linux AS, ES and WS, from the mainframe to the Intel server to the embedded device and the ability to remotely manage this platform. The Company applies its technology leadership to create open source solutions that meet the functionality requirements and performance demands of the information technology infrastructure of large enterprises and those third-party hardware and third-party software applications that are critical to large enterprises. In April 2002, the Company launched the first in what will be a series of enterprise product offerings, Advanced Server, that reflects its commitment to providing an enterprise class infrastructure platform based on open source technology. Advanced Server is a complete set of engineering, consulting, and managed services offerings that enable large enterprises to capture the significant cost, performance and scalability benefits of their enterprise platforms.

Red Hat, Inc. is incorporated in Delaware. During January 2002, the Company adopted a formal plan to discontinue its network consulting operations. Accordingly, the Consolidated Statements of Operations for fiscal 2002 and 2001 present the results of the network consulting operations separately from continuing operations (see NOTE 4) for periods prior to and including such date.

NOTE 2—Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. Entities which are not wholly-owned, but for which a controlling financial interest is maintained by the Company are consolidated. The non-controlling interest of these entities is presented as a separate component of stockholders’ equity. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers investments purchased with a maturity period of three months or less at the date of purchase to be cash equivalents.

Investments in Debt Securities

The Company’s investments at February 28, 2003 and 2002 are in debt securities which are classified as available for sale and carried at market value in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). These investments are classified as either a current or long-term asset based on their time to maturity at date of purchase by the Company. Investments with a maturity date of one year or less from the balance sheet date are classified as a current asset and those with a maturity date of greater than one year are classified as a long-term asset. The average maturity period of the Company’s investment in debt securities was two years at February 28, 2003. The

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s investments are considered available for sale as these securities could be sold at any time in response to needs for liquidity, changes in the availability of and the yield on alternative instruments or changes in funding sources or terms. The Company has an unrealized gain (loss) of $6.7 million and ($739,000) related to these investments at February 28, 2003 and 2002, respectively, which is recorded as other comprehensive income (loss), a separate component of stockholders’ equity. The Company’s average rate of realized return on its investments portfolio was 4.3% in fiscal 2003.

Inventory

The costs incurred for duplicating the computer software, documentation, and training materials sold by the Company from the product masters and costs of packaging these products for distribution are capitalized as inventory at the lower of cost or market using the weighted average method and charged to cost of sales when revenue from the sale of units is recognized. Management periodically evaluates the realizability of inventory based on planned release dates of product and training updates and records a reserve for obsolescence when necessary. The reserve for inventory obsolescence was approximately $94,000 and $137,000 at February 28, 2003 and 2002, respectively.

Internal Use Software

In accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), the Company capitalized $5.9 million and $3.6 million in costs related to the development of internal use software for its website and systems management service offerings during the years ended February 28, 2003 and 2002, respectively. The Company amortizes the costs of computer software developed for internal use on a straight-line basis over its estimated useful life which ranges from four to seven years. The carrying value of internal use software is included in property and equipment on the Consolidated Balance Sheets (see NOTE 6).

Capitalized Software Costs

Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. As a result of the Company’s practice of releasing source code that it has developed on a weekly basis for unrestricted download on the Internet, there is generally no passage of time between achievement of technological feasibility and the availability of the Company’s product for general release. Therefore, the Company has no capitalized software development costs at February 28, 2003 and 2002.

Property and Equipment

Property and equipment is primarily comprised of furniture, computer equipment, computer software and leasehold improvements which are recorded at cost and depreciated using the straight-line method over their estimated useful lives as follows: furniture and fixtures, seven years; computer equipment, three years; computer software, three years; leasehold improvements, over the lesser of the remaining useful life of the asset or the remaining term of the lease. Expenditures for maintenance and repairs are charged to operations as incurred; major expenditures for renewals and betterments are capitalized and depreciated. Property and equipment acquired under capital leases are being depreciated over their estimated useful lives or the respective lease term, if shorter.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Assets

Other assets includes security deposits which are expected to be refunded to the Company upon termination of certain leases, investments in other companies accounted for using the cost method of accounting, and the long-term portion of the Company’s prepaid directors and officers insurance premiums, which is amortized to general and administrative expense over the term of the insurance policy (see NOTE 8).

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets.

Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by SOP 98-4 and SOP 98-9, and Staff Accounting Bulletin No. 101 (“SAB 101”). Revenue recognition in accordance with these pronouncements can be complex due to the nature and variability of sales transactions.

Subscription Revenue

Subscription revenue is comprised of enterprise, retail and embedded revenues.

Enterprise subscription revenue is comprised primarily of revenue from sales of Red Hat Enterprise Linux software solutions, Stronghold Enterprise Secure Web Server, software development tools, and technical support and maintenance fees. During fiscal 2003, the Company released the first of its Red Hat Enterprise Linux offerings, Red Hat AS, ES and WS. Red Hat Enterprise Linux products have a one year base subscription period. The base subscription entitles the end user to one year of maintenance, which entitles the end user to configuration support and updates and upgrades to the technology, when and if available, during the term of the subscriptions. The Company recognizes revenue from the sale of enterprise offerings ratably over the period of the subscription. Subscription relationships with large enterprise customers typically have contracts with multiple elements (i.e., delivered and undelivered products, maintenance and other services). The Company allocates revenue to each component of the contract based on objective evidence of its fair value, which is specific to the Company. The fair value of each element is based on the price if sold separately. Enterprise subscription revenue also includes revenue from large Unix to Linux migration arrangements which were sold prior to the release of Red Hat Enterprise Linux in May 2002. Revenue from these arrangements has generally been recognized ratably over the term of the arrangement as no other pattern of performance is discernable nor had there been specific evidence of the fair value of the elements of these arrangements. These arrangements all reached maturity during fiscal 2003 and have been replaced by subscriptions to Red Hat Enterprise Linux. With the release of Red Hat Enterprise Linux, the Company has specific evidence of the fair value of the elements of these larger enterprise arrangements and allocates revenue accordingly.

The Company’s current release at February 28, 2003 was Red Hat Enterprise Linux 2.1 which was first shipped in May 2002. The Company sells Red Hat Enterprise Linux subscription solutions through four

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

channels: direct sales, original equipment manufacturers (OEMs), value-added resellers, and the Internet. Revenue recognition periods for each channel are based on the subscription period with Red Hat that the end purchasers of the subscriptions from these channels receive, which is generally one year.

In addition, enterprise subscription revenue is partially derived from sales of subscriptions to Stronghold Enterprise Secure Web Server, Red Hat Enterprise Network, and several other enterprise technologies that we distribute. Stronghold Enterprise Secure Web Server is available as a layered technology on Red Hat Enterprise Linux as well as other operating systems. Red Hat Network is an Internet-based or inside the corporate firewall based systems management service to assure the security, availability and reliability of Red Hat Enterprise Linux, Stronghold Enterprise Secure Web Server, and other Red Hat enterprise software solutions. Red Hat Enterprise Network is sold in the form of a monthly or annual subscription. Revenue is recognized ratably over the subscription period.

Through its retail distributors, the Company sells Red Hat Linux consumer products. The retail product is currently offered in two versions: standard and professional. Each version has a different level of Red Hat support and software applications provided. During fiscal 2003, Red Hat sold two different versions of Red Hat Linux (7.3 and 8.0). Red Hat also provides certain support and subscription services with Red Hat Linux for a period of time, not exceeding two months for no additional fee. The Company recognizes all of the revenue from the sale of Red Hat Linux ratably over the period that the subscription services are provided. A reserve for sales returns is recognized for sales of retail software products to distributors, who have a right of return, based on the Company’s historical experience of sell-through to the end user by the distributor. The return rate experienced by the Company over its last three retail product releases has averaged 18.0%. The fee is fixed and determinable, collection of the resulting receivable is probable and product returns are estimable.

Embedded subscription consists of revenue for technical support and maintenance services provided pursuant to software compiling, debugging, and optimization agreements. Revenue is recognized ratably over the term of the agreement, which is typically 12 months.

Services Revenue

Services revenue is comprised of enterprise technology services and embedded development. Enterprise technology services are comprised of revenue for enterprise consulting and engineering services, and customer training and education. Enterprise technology services are provided under agreements where customers pay the Company on a fixed fee or hourly basis to assist in the deployment of enterprise technologies. Enterprise technology engineering services represent revenues earned under fixed fee arrangements with our OEM partners to add functionality to our Red Hat Enterprise Linux line of technologies. Revenues under hourly arrangements are recognized as work is performed. Revenues under fixed fee arrangements are recognized either on a percentage of completion basis or upon passage of time dependent upon the terms of each individual engagement. Revenue from customer training and education is recognized at the date the services are performed.

Embedded development services are contracts for software compiling, debugging, and optimization. Revenue is recognized on the percentage-of-completion method, provided that the Company has the ability to make reliable estimates of progress towards completion, the fee for such services is fixed and determinable and collection of the resulting receivable is probable.

Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which states that no

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the market value per share of the Company’s common stock on the grant date. PTI’s stock option plan (see NOTE 15) provides the Company with the right of first refusal, for a period of six months from the exercise date, to repurchase shares if the employee ceases to be employed for any reason. Accordingly, the options are accounted for under the provisions of variable plan accounting as set forth in APB 25 whereby the Company recognizes adjustments to deferred compensation for changes in the difference between the exercise price of the stock options granted and the fair market value of the stock at each balance sheet date. Deferred compensation is amortized to compensation expense over the vesting period of the stock option. The Company recognized $3.5 million, $9.8 million and $15.6 million in non-cash stock-based compensation expense related to amortization of deferred compensation during the years ended February 28, 2003, 2002 and 2001, respectively. In addition, the Company classifies the employer portion of tax liabilities paid upon exercise of non-qualified stock options and warrants as stock-based compensation expense. The Company paid $352,000 and $1.5 million in tax liabilities related to stock options and warrants exercised during the years ended February 28, 2002 and 2001, respectively.

The Company recorded deferred compensation of ($5,000), ($120,000), and ($447,000) during the years ended February 28, 2003, 2002 and 2001, respectively, to reflect the difference between the aggregate market value of the underlying shares of stock and the exercise price of all stock options granted with an exercise price below the fair value of the Company’s common stock at the date of the grant, and stock options granted under PTI stock option plans. Deferred compensation is offset by $109,000 and $2.4 million of reductions in the years ended February 28, 2003 and 2002, respectively, to record the termination of employees prior to complete vesting of stock options for which deferred compensation was originally recorded. Deferred compensation in the year ended February 28, 2002 is further offset by $21.3 million of reductions to record the termination of employees prior to satisfaction of employment requirements pursuant to certain acquisitions. In addition, the Company recorded $3.5 million in deferred compensation during the year ended February 28, 2002 related to a restricted stock award granted to an officer of the Company. This restricted stock award vests ratably over a period of two years and is reflected in the above combined stock option activity. Amortization of deferred compensation totaled $3.5 million, $9.8 million and $15.5 million during the years ended February 28, 2003, 2002 and 2001, respectively.

SFAS 123, as amended by SFAS 148, requires the Company to disclose pro forma information regarding stock option grants and warrants issued to its employees. SFAS 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company’s Consolidated Statement of Operations because APB 25 specifies that no compensation charge arises when the exercise price of employees’ stock options and warrants equal the market value of the underlying stock at the grant date, as in the case of options and warrants granted to the Company’s employees. The fair value of options and warrants was estimated using the following assumptions for the years ended February 28, 2003, 2002 and 2001:

	Year Ended February 28, 2003	Year Ended February 28, 2002	Year Ended February 28, 2001
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	3.59%	4.46%	5.75%
Expected volatility	97.74%	102.08%	120.02%
Expected life (in years)	5	5	5

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock based employee compensation:

	Year Ended February 28, 2003	Year Ended February 28, 2002	Year Ended February 28, 2001
Net loss, as reported	$(6,599)	$(140,216)	$(86,715)
Add: book compensation expense	3,467	9,797	15,502
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(31,520)	(60,365)	(89,712)

Pro forma net loss	$(34,652)	$(190,784)	$(160,925)

Earnings per share data basic and diluted:
Basic and diluted—as reported	$(0.04)	$(0.83)	$(0.53)
Basic and diluted—pro forma	$(0.20)	$(1.13)	$(0.98)

The weighted average estimated fair value of employee stock options granted was $4.22, $4.78 and $18.20 per share during the years ended February 28, 2003, 2002 and 2001, respectively.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of costs, including salaries, sales commissions, and related expenses such as travel, of all personnel involved in the sales and marketing process. Sales and marketing expenses also include costs of advertising, sales lead generation programs, cooperative marketing arrangements, and trade shows. All costs of advertising, including cooperative marketing arrangements, are expensed as incurred. Advertising expense totaled $1.2 million, $2.6 million and $3.4 million for the years ended February 28, 2003, 2002 and 2001, respectively.

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

Foreign Currency Translation

The Euro has been determined to be the functional currency for the Company’s European operations and local currencies have been determined to be the functional currencies for the Company’s Asian operations. Foreign exchange gains and losses, which result from the process of remeasuring foreign currency financial

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statements into U.S. Dollars, are included in other income (expense), net in the Company’s Consolidated Statements of Operations. Foreign exchange gains and losses which result from the translation of foreign currency transactions into U.S. Dollars where the local currency is the functional currency are included in other comprehensive income, which is a separate component of stockholders’ equity. Net foreign exchange gains (losses), included in other income, were ($0.8) million, $397,000 and ($63,000) for the years ended February 28, 2003, 2002, and 2001, respectively.

Significant Customers and Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company primarily places its temporary cash investments with high-credit quality financial institutions which invest predominantly in U.S. Government instruments, investment grade corporate bonds and certificates of deposit guaranteed by banks which are members of the FDIC. Cash deposits are primarily in financial institutions in the United States. However, cash for monthly operating costs of international operations are deposited in banks outside the United States. Deposits of cash outside the United States totalled $3.5 million and $1.7 million at February 28, 2003 and 2002, respectively.

The Company performs ongoing credit evaluations to reduce credit risk and requires no collateral from its customers. Management estimates the allowance for uncollectible accounts based on their historical experience and credit evaluation. One customer accounted for 17% of the Company’s accounts receivable at February 28, 2003. No individual customer accounted for more than 10% of the Company’s accounts receivable as of February 28, 2002.

No individual customer accounted for more than 10% of the Company’s revenue in the fiscal years ended February 28, 2003 and 2002. Sales to one distributor comprised 10% of total revenue for the year ended February 28, 2001.

Cash Flows

The Company made cash payments for interest of $142,000, $88,000 and $66,000 for the years ended February 28, 2003, 2002 and 2001, respectively. The Company made no cash payments for income taxes during the years ended February 28, 2003, 2002 and 2001.

The Company acquired property and equipment through the assumption of capital lease obligations amounting to $2.9 million and $2.5 million for the years ended February 28, 2003 and 2002, respectively.

Net Loss Per Common Share

The Company computes net loss per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” (“SFAS 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net loss per common share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss available to common stockholders per common share (“Diluted EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options. The calculation of net loss per share available to common stockholders does not include 8,437,951, 8,816,080 and 2,604,357 potential shares of common stock equivalents for the years ended February 28, 2003, 2002 and 2001, respectively, as their impact on net loss per share would be antidilutive.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Reporting

Management identifies the Company’s operating segments primarily based on differences in the nature of its products and services and on geographic location. The Company’s operating segments are enterprise and embedded. These segments reflect the Company’s primary focus, sales of Red Hat Enterprise Linux and Red Hat Enterprise Network subscriptions to large enterprises, and the fact that management has decided to maintain a small but strategic presence in the embedded systems market. Retail subscription revenue is included in the enterprise segment. Performance of these segments is evaluated based on their respective gross profit margins as disclosed in the Company’s Consolidated Statements of Operations.

Management evaluates the Company’s assets on a consolidated basis only. Accordingly, no information has been provided and no allocations have been made related to segment assets.

The Company has international sales offices in the United Kingdom, France, Italy, Ireland, Germany, Hong Kong, Korea, Australia and Japan. The Company manages its international business on a Europe-wide and Asia Pacific-wide basis. The following disclosure aggregates individually immaterial international operations and separately discloses the significant international operations at and for the years ended February 28, 2003, 2002 and 2001 (in thousands):

	North America	Europe	Asia Pacific and Japan	Total

	Year Ended February 28, 2003
Revenue from unaffiliated customers	$63,715	$15,436	$11,775	$90,926
Net loss available to common stockholders	$(13,757)	$4,295	$2,863	$(6,599)
Total assets	$373,661	$10,132	$6,546	$390,339

	Year Ended February 28, 2002
Revenue from unaffiliated customers	$55,546	$11,597	$11,767	$78,910
Net loss available to common stockholders	$(141,287)	$1,385	$(314)	$(140,216)
Total assets	$357,708	$8,337	$3,820	$369,865

	Year Ended February 28, 2001
Revenue from unaffiliated customers	$61,598	$10,727	$9,284	$81,609
Net loss available to common stockholders	$(79,400)	$(4,389)	$(2,926)	$(86,715)
Total assets	$493,541	$7,334	$4,376	$505,251

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

Comprehensive Income

The Company’s items of other comprehensive income (loss) are comprised of an unrealized gain (loss) on investments in marketable securities of $7.4 million, ($2.0) million and $1.9 million during years ended February 28, 2003, 2002 and 2001, respectively and a foreign currency translation adjustment of $1.0 million, ($891,000) and ($1.1) million during years ended February 28, 2003, 2002 and 2001, respectively.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses the timing and amount of costs recognized as a result of restructuring and similar activities. The Company will apply SFAS No. 146 prospectively to activities initiated after December 31, 2002. SFAS No. 146 had no significant impact at the point of adoption on the Company’s Consolidated Statements of Operations or financial position.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support for the other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an interest is obtained after that date. FIN 46 will apply as of September 1, 2003 to variable interest entities acquired before February 1, 2003. The Company believes that the adoption of FIN 46 will not have a material impact on its Consolidated Statements of Operations or its financial position.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). FASB Statements No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 149 amends SFAS 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process. SFAS 149 contains amendments relating to FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements”, and SFAS No. 65, “Accounting for Certain Mortgage Banking Activities”, SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, SFAS No. 95, “Statement of Cash Flows”, and SFAS No. 126, “Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities”. The Company believes that the adoption of SFAS No. 149 will not have a material impact on its financial position.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective on September 1, 2003. The Company believes that the adoption of SFAS 150 will not have a material impact on its financial position.

Reclassifications

Certain prior year amounts have been reclassified to conform to the fiscal 2003 presentation.

NOTE 3—Business Combinations

In late February 2001, the Company completed a merger with Planning Technologies, Inc. (“PTI”) by exchanging 6,319,704 shares of its common stock for all of the outstanding common stock of PTI. In addition, approximately 2,414,927 outstanding PTI employee stock options were converted at the same exchange factor into options to purchase approximately 253,219 shares of the Company’s common stock. The merger constituted a tax-free reorganization and was accounted for using the pooling of interests method of accounting under Accounting Principles Board Opinion No. 16 (“APB 16”).

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the merger, PTI’s fiscal year ended on December 31. In order to conform PTI’s year end with the fiscal year end of the Company, PTI’s results of operations for the months of January and February 2000 were excluded from all periods presented. PTI’s net loss for the months of January and February 2000 was $1.6 million. A debit to accumulated deficit was recorded to account for the effect of excluding the net loss of PTI for the months of January and February 2000, from the results of operations of the Company. Immaterial adjustments were made to conform PTI and the Company’s accounting policies. Certain reclassifications were made to PTI’s financial statements to conform to the Company’s presentation. In connection with the merger, the Company recorded a charge of approximately $1.7 million to operating expenses for costs incurred related to the merger at the date the merger was completed. These merger costs consist primarily of $1.0 million in investment banking and filing fees and $0.7 million in costs of attorneys and accountants. Subsequent to February 28, 2001, the Company recorded an additional charge of approximately $1.4 million to operating expenses for costs incurred related to the merger. These additional merger costs consist primarily of $0.9 million in severance and other employee related costs and $0.5 million in costs to merge the information and accounting systems of the Company and PTI.

The results of operations for the separate companies and the consolidated amounts presented in the consolidated financial statements are as follows (in thousands):

Year Ended February 28, 2001
Subscription and services revenue:
Red Hat	$77,951
PTI	2,881
Hardware resale revenue:
PTI	777

Consolidated	$81,609

Net loss available to common stockholders:
Red Hat	$(72,277)
PTI	(14,438)

Consolidated	$(86,715)

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

In January 2002, the Company completed the acquisition of $816,000 and $400,000 of net tangible and intangible assets, respectively, from an unrelated third party in return for the assumption of a capital lease obligation in the amount of $1.2 million. The acquisition of these assets was made in order to provide content management and enterprise collaboration expertise to the Company.

In January 2001, the Company completed the acquisition of all of the outstanding common stock of Akopia, Inc. (“Akopia”) in exchange for $500,000 in cash and 722,009 shares of the Company’s common stock, which

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were purchased at a cost of $6.4 million as treasury stock and immediately reissued in conjunction with the acquisition, and the assumption of all of the outstanding Akopia stock options. Treasury stock issued in this transaction is netted in common stock issued for acquisitions on the Consolidated Statements of Stockholders’ Equity. The fair value of the cash, shares and stock options issued for vested stock options of Akopia, together with the intrinsic value of stock options issued for unvested stock options of Akopia, amounted to $7.6 million, plus the assumption of $691,000 in net liabilities. The acquisition of Akopia was accounted for using the purchase method of accounting and the excess of purchase price over the fair values of the net assets acquired of $7.6 million was recorded as goodwill and $689,437 was recorded as deferred compensation in accordance with FIN 44. Pursuant to the Company’s restructuring plan, which was adopted in February 2002, the remaining unamortized balance of goodwill of $6.1 million related to the acquisition of Akopia was written off in fiscal year 2002 (see NOTE 10).

In September 2000, the Company completed the acquisition of all of the outstanding common stock of C2Net Software, Inc. (“C2Net”) in exchange for the issuance of 954,357 shares of the Company’s common stock, and the assumption of all of the outstanding C2Net stock options. The fair value of the shares and stock options issued for vested stock options of C2Net, together with the intrinsic value of stock options issued for unvested stock options of C2Net amounted to $42.8 million, plus the assumption of $1.8 million in net liabilities. The acquisition of C2Net was accounted for using the purchase method of accounting.

In July 2000, the Company completed the acquisition of all of the outstanding common stock of WireSpeed Communications Corporation (“WireSpeed”) in exchange for the issuance of 1,461,119 shares of the Company’s common stock, and the assumption of all of the outstanding WireSpeed stock options valued, in the aggregate, at $35.8 million, plus the assumption of $742,000 in net liabilities. The acquisition of WireSpeed was accounted for using the purchase method of accounting. An additional $4.0 million in purchase price was recorded during the year ended February 28, 2001 upon satisfaction of certain performance objectives.

In May 2000, the Company acquired all of the outstanding common stock of Bluecurve, Inc. (“Bluecurve”) in exchange for the issuance of 972,083 shares of the Company’s common stock and the assumption of all of the outstanding Bluecurve stock options valued, in the aggregate, at $33.2 million, plus the assumption of $1.0 million in net liabilities. The acquisition of Bluecurve was accounted for using the purchase method of accounting. Pursuant to the Company’s restructuring plan adopted in February 2002, the remaining unamortized balance of goodwill of $15.2 million related to this acquisition was written off in fiscal year 2002 (see NOTE 10).

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the year ended February 28, 2001 as if the acquisitions of Bluecurve, WireSpeed, C2Net and Akopia had occurred on March 1, 2000, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisitions actually taken place on March 1, 2000 (in thousands):

Year Ended February 28, 2001
Revenue	$104,840
Net loss	$(103,019)
Net loss per common share, basic and diluted	$(0.62)

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—Discontinued Operations

During January, 2002, the Company adopted a formal plan to discontinue its network consulting operations. Accordingly, the network consulting operations were accounted for as a discontinued operation beginning with the fiscal year 2001 Consolidated Statement of Operations. The Company completed the disposal of the network consulting operations in February 2002 through termination of associated employees. Loss on disposal of discontinued operations of $10.3 million in fiscal year 2002 included the write-off of goodwill recorded in the acquisition of ENS by PTI prior to PTI’s merger with Red Hat of $9.6 million, severance and related costs of $0.4 million, and a provision against accounts receivable of $0.3 million. Network consulting revenues were $8.7 million and $21.8 million during the years ended February 28, 2002 and 2001, respectively. The net assets of the network consulting operations included in the accompanying Consolidated Balance Sheet of the Company as of February 28, 2002 were primarily comprised of $1.0 million of accounts receivable net of $0.4 million of accrued employee severance and termination benefits.

NOTE 5—Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The activity in the Company’s allowance for doubtful accounts for the years ended February 28, 2003, 2002 and 2001 is presented in the following table (in thousands):

	Balance at beginning of period	Charged to income or expense (b)	Deductions (a)	Balance at end of period
2001	$847	$2,689	$(1,701)	$1,835
2002	$1,835	$1,533	$(2,231)	$1,137
2003	$1,137	$2,107	$(1,366)	$1,878

(a)	Represents amounts written-off as uncollectible accounts receivable.
(b)	Excludes $100,000 charged to expense by PTI during January and February 2000.

NOTE 6—Property and Equipment

The Company’s property and equipment consisted of the following (in thousands):

	February 28, 2003	February 28, 2002
Computer equipment	$18,747	$16,977
Software, including software developed for internal use	15,869	10,595
Furniture and fixtures	1,923	1,797
Leasehold improvements	6,258	5,977

	42,797	35,346
Less: accumulated depreciation	(19,825)	(14,947)

Property and equipment, net	$22,972	$20,399

Depreciation expense was $5.5 million, $5.5 million and $5.2 million for the years ended February 28, 2003, 2002 and 2001, respectively. Estimated amortization of software developed for internal use is targeted to be $1.0 million for each of the years in the five-year period ended February 29, 2008. Estimated amortization can be affected by various factors including future acquisitions or divestitures of products.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—Goodwill and Identifiable Intangible Assets

Identifiable intangible assets consist primarily of trademarks, copyrights and patents, which are amortized over the estimated useful life ranging from three to 15 years. Amortization expense associated with identifiable intangible assets was $1.1 million, $1.2 million and $1.1 million for the years ended February 28, 2003, 2002 and 2001, respectively. Estimated amortization of identifiable intangible assets in future periods is not expected to be material. The following is a summary of identifiable intangible assets (in thousands):

	As of February 28, 2003			As of February 28, 2002
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$4,196	$3,465	$731	$3,125	$2,386	$739

In conjunction with the adoption of SFAS 142, the Company completed the required transitional impairment test as of March 1, 2002 and the annual impairment test as of February 28, 2003 and no goodwill impairment was deemed necessary. The following is a summary of goodwill by segment for the years ended February 28, 2003 and 2002 (in thousands):

	Enterprise	Embedded	Consolidated
Balance at February 28, 2001	$112,770	$33,512	$146,282
Add: acquisition	—	—	—
Less: impairment	(58,564)	—	(58,564)
Amortization	(38,213)	(13,996)	(52,209)
Impact of foreign currency fluctuations	(789)	—	(789)

Balance at February 28, 2002	15,204	19,516	34,720
Add: acquisition	4,572	—	4,572
Less: impairment	—	—	—
Impact of foreign currency fluctuations	805	—	805

Balance at February 28, 2003	$20,581	$19,516	$40,097

During the year ended February 28, 2002, the Company impaired $58.6 million in goodwill, including $9.6 million from disposal of discontinued operations and $49.0 million related to the Company’s restructuring in August 2001, associated with acquisitions completed in prior years. The Company’s decision not to pursue technologies under development by acquired companies led to operating results that were less than had been anticipated at the time of the Company’s acquisitions. No impairments were required to be recognized during the years ended February 28, 2003 and 2001. Goodwill and intangible assets amortization expense was $1.1 million, $54.2 million and $49.8 million for the years ended February 28, 2003, 2002 and 2001, respectively.

Through February 28, 2002, goodwill was amortized on a straight-line basis over three years. Effective, March 1, 2002, the Company adopted SFAS 142 and no longer amortizes goodwill. The following is a summary of reported net loss and net loss per share, adjusted to exclude goodwill amortization expense (in thousands, except per share amounts):

	Year Ended February 28, 2002	Year Ended February 28, 2001
Net loss	$(140,216)	$(86,715)
Add: goodwill amortization	52,209	40,086

Adjusted net loss	$(88,007)	$(46,629)

Adjusted net loss per share basic and diluted	$(0.52)	$(0.28)

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—Other Assets

Other assets were comprised of the following (in thousands):

	February 28, 2003	February 28, 2002
Cost-basis investments	$3,800	$3,750
Notes receivable	75	125
Security deposits	298	689
Other	161	293

	$4,334	$4,857

The Company recorded a non-cash write-down of $4.3 million in cost-basis investments of non-marketable equity securities during the year ended February 28, 2002. Fair value for non-marketable equity securities is estimated based on prices recently paid for shares in that company, as well as changes in market conditions. The estimated fair values are not necessarily representative of the amounts that the Company could realize in a current transaction.

NOTE 9—Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable at February 28, 2003 and 2002 approximated their fair values due to the short-term nature of these items.

The fair values of the Company’s short-term and long-term investments in debt securities at February 28, 2003 and 2002, differed from their historical cost by $6.7 million and ($739,000), respectively. The Company had realized gains on sales of investments in debt securities of approximately $892,000, $1.1 million and $58,000 during the years ended February 28, 2003, 2002 and 2001, respectively. Following is a summary of the historical cost, unrealized gain (loss) and fair values of the Company’s investments at February 28, 2003 and 2002 (in thousands):

	February 28, 2003
	Cost	Unrealized Gain	Fair Value
Short-term corporate debt securities	$34,730	$347	$35,077
Short-term government debt securities	10,055	84	10,139

	44,785	431	45,216
Long-term corporate debt securities	179,961	6,153	186,114
Long-term government debt securities	15,673	87	15,760

	195,634	6,240	201,874

	$240,419	$6,671	$247,090

	February 28, 2002
	Cost	Unrealized Gain	Fair Value
Short-term corporate debt securities	$40,593	$335	$40,928
Long-term corporate debt securities	167,428	(1,123)	166,305
Long-term government debt securities	24,227	49	24,276

	191,655	(1,074)	190,581

	$232,248	$(739)	$231,509

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—Restructuring Charge

In fiscal year 2003 and 2002, the Company recorded restructuring charges of $1.5 million and $56.1 million, respectively. These restructuring charges were primarily due to a sharpening of the Company’s focus on providing Red Hat Enterprise Linux and related technologies to the large enterprise. As a result, the Company terminated certain employees of PTI and all employees of Hell’s Kitchen Systems, Inc. and Akopia, Inc. during fiscal 2002 as these technologies were aimed at the small and medium size business market. In total, the Company terminated 220 employees. Restructuring charges consist of an impairment of $49.3 million in the carrying value of goodwill and intangibles related to acquisitions made in prior periods, various facility closings, and $6.9 million in severance and related expenses. All restructuring actions were substantially completed in the first quarter of fiscal year 2003.

Details of the restructuring charge are as follows (in thousands):

	Writedown of Intangible Assets, Including Goodwill	Employee Severance and Termination Benefits	Facility Exit Costs
Original restructuring charge	$49,311	$5,707	$1,104
Non-cash charges	(49,311)	—	—
Fiscal year 2002 cash payments	—	(4,084)	(981)

Remaining liability at February 28, 2002	—	1,623	123
Fiscal year 2003 restructuring charge	—	1,233	228
Fiscal year 2003 cash payments	—	(2,856)	(351)

Remaining liability at February 28, 2003	$—	$—	$—

NOTE 11—Accrued Expenses

Accrued expenses were comprised of the following (in thousands):

	February 28, 2003	February 28, 2002
Wages and other compensation	$4,263	$4,690
Trade	1,250	2,138
Restructuring	—	1,746
Idle-facility charge	—	1,533
Taxes	599	373
Other	1,502	555

	$7,614	$11,035

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—Income Taxes

The components of the Company’s provision for income taxes consisted of the following (in thousands):

	February 28, 2003	February 28, 2002	February 28, 2001
Current:
Foreign	$—	$—	$267
Federal	—	—	—
State	—	—	—

Current tax expense	—	—	267
Deferred:
Foreign	—	—	—
Federal	—	—	—
State	—	—	—

Deferred tax expense	—	—	—
Net provision for income taxes	$—	$—	$267

The provision for income taxes in all periods primarily relates to foreign withholding taxes on foreign revenues earned by a U.S. Company. These withholding taxes paid may be creditable against U.S. Federal income taxes in future periods. Significant components of the Company’s deferred tax assets and liabilities at February 28, 2003 and 2002, consisted of the following (in thousands):

	February 28, 2003	February 28, 2002
Deferred tax assets:
Domestic net operating loss carryforwards	$54,336	$48,877
Foreign net operating loss carryforwards	1,666	2,965
Accounts receivable	510	386
Allowance for inventory obsolescence	35	52
Other accruals and liabilities	35	1,823
Intangibles	—	640
Research and development credit	1,452	1,452
Foreign tax credit	1,053	1,053
Compensation-related accruals	890	—

Total deferred tax assets	59,977	57,248
Valuation allowance for deferred tax assets	(58,389)	(56,705)

Total deferred tax assets	1,588	543
Deferred tax liabilities:
Fixed and intangible assets	1,588	543

Total deffered tax liabilities	1,588	543
Net deferred taxes	$—	$—

As of February 28, 2003 and 2002, the Company provided a full valuation allowance against its net deferred tax assets since realization of these benefits cannot be reasonably assured. An increase in the valuation allowance was recorded during the years ended February 28, 2003 and 2002 to reserve the increase in total deferred tax assets during such periods due to uncertainty of realizability.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of February 28, 2003, the Company had Federal and state net operating loss carryforwards of approximately $314.7 million and $304.0 million, respectively. These net operating loss carryforwards expire in varying amounts beginning in 2011 and 2003 for Federal and state income tax purposes, respectively. The utilization of the Federal net operating loss carry forwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code. If the Company’s utilization of its net operating loss carryforwards is limited and the Company has taxable income which exceeds the permissible yearly net operating loss utilization, the Company would incur a Federal income tax liability even though its net operating loss carryforwards exceed its taxable income. A portion of the net operating loss carryforwards, $170.4 million, is reflected in additional paid-in capital with a full valuation allowance as these net operating loss carryforwards are generated by deductions related to stock options and warrants.

The Company’s foreign net operating loss carryforwards expire in varying amounts beginning in 2005. The Company’s research and development credits begin to expire in varying amounts beginning in 2009. Taxes computed at the statutory Federal income tax rate of 34% are reconciled to the provision for income taxes for the years ended February 28, 2003, 2002 and 2001 as follows (in thousands):

	February 28, 2003	February 28, 2002	February 28, 2001
Effective rate	0.00%	0.00%	0.00%
United States Federal tax benefit at statutory rate	$(2,244)	$(44,155)	$(29,393)
State tax benefit (net of Federal tax)	(80)	(1,856)	(987)
Foreign taxes	—	—	371
Foreign rate differential	632	—	—
Change in valuation reserves	1,684	28,173	11,629
Research and development tax credit	—	—	(325)
Acquisition related expenses	—	17,814	18,238
Nondeductible items	8	24	734

Provision for income taxes	$—	$—	$267

NOTE 13—Short Term Payable

In August 2001, Red Hat Inc. obtained a $10.0 million line of credit from a financial institution to use to meet the Company’s working capital needs and subsequently increased this line to $15 million in May 2002. Borrowings under this line of credit bear interest at the 30-day LIBOR rate plus 1.00% (2.34% at February 28, 2003). The line expires in August 2003 and is secured by an amount of the Company’s investments in debt securities equal to the outstanding balance on the line of credit which is held in an investment account managed by this financial institution. At February 28, 2003 and 2002, $15.0 million and $10.0 million, respectively, was outstanding under the line of credit.

NOTE 14—Common and Preferred Stock

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company purchased 200,000 and 1,937,900 shares of its common stock during the fiscal years ended February 28, 2003 and 2002, respectively, at an aggregate cost of $0.8 million and $6.7 million, respectively. This amount is recorded as treasury stock on the Company’s Consolidated Balance Sheets.

In January 2001, the Company purchased 722,009 shares of its common stock at a total cost of $6.4 million. These shares were all reissued in the acquisition of Akopia, Inc. on January 17, 2001 (see NOTE 3).

Preferred Stock

At February 28, 2003, the Company has authorized 5,000,000 shares of preferred stock with a par value of $0.0001 per share. No shares of preferred stock were outstanding as of February 28, 2003 or 2002.

NOTE 15—Stock Options and Warrants

Stock Options

The Company has a stock option plan that provides for the granting of either incentive stock options or non-qualified stock options. As of February 28, 2003, 33,496,225 shares of common stock were reserved for issuance upon exercise of options granted to any employee, officer or director or consultant of the Company at terms and prices to be determined by the Board of Directors. The plan provides that the purchase price per share for each non-qualified option should be set by the Board of Directors on the date of grant. The purchase price per share for each Incentive Stock Option (ISO) shall not be less than the fair market value of the common stock on the date of grant. The maximum term for an option granted is ten years from the date of grant. Options granted under the plan generally vest 25% upon completion of one full year of service and 6.25% on the first day of each subsequent three-month period.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Combined Stock Option Activity

The activity for the stock option plans for the years ended February 28, 2003, 2002 and 2001 is presented in the following table:

	Shares Underlying Options	Weighted Average Exercise Price Per Share
Outstanding at February 29, 2000	15,107,232	$8.97
Granted	8,173,849	18.91
Exercised	(2,743,908)	1.94
Forfeited	(3,181,390)	23.02

Outstanding at February 28, 2001	17,355,783	12.07
Granted	11,514,134	4.78
Exercised	(1,015,039)	2.49
Forfeited	(3,294,746)	11.21

Outstanding at February 28, 2002	24,560,132	9.17
Granted	7,001,500	5.63
Exercised	(821,063)	3.21
Forfeited	(3,403,491)	11.17

Outstanding at February 28, 2003	27,337,078	$8.19

The following summarizes information about the Company’s stock options at February 28, 2003:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.00-$ 13.40	23,430,958	7.70	$3.85	11,442,832	$2.20
$ 13.40-$ 26.79	1,842,781	7.20	$20.81	1,220,224	$20.87
$ 26.79-$ 40.19	1,455,930	7.30	$27.62	928,029	$27.77
$ 40.19-$ 53.59	172,412	6.60	$42.86	137,533	$42.87
$ 53.59-$ 66.98	13,100	7.00	$55.75	9,005	$55.75
$ 66.98-$ 80.38	71,981	6.90	$73.03	54,106	$73.03
$ 80.38-$ 93.78	13,800	6.90	$92.50	10,350	$92.50
$ 93.78-$107.18	16,506	6.80	$101.79	13,066	$101.79
$107.18-$120.57	167,050	6.70	$108.50	128,649	$108.50
$120.57-$133.97	152,560	6.80	$133.97	114,415	$133.97

	27,337,078	7.70	$8.19	14,058,209	$8.42

Stock Warrants

On October 10, 1995, the Company issued stock warrants, which were equivalent to nonqualified stock options, to purchase 7,480,800 shares of common stock to three of its employees with an exercise price of $0.0001 per share. No stock warrants were outstanding as of February 28, 2003.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The activity for the stock warrants is presented in the following table:

	Year Ended February 28, 2002		Year Ended February 28, 2001
	Shares Underlying Warrants	Weighted Average Exercise Price Per Share	Shares Underlying Options	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	969,900	$0.0001	3,614,900	$0.0001
Exercised	(969,900)	$0.0001	(2,645,000)	$0.0001

Outstanding at end of year	0	N/A	969,900	$0.0001

Exercisable at end of year	0	N/A	969,900	$0.0001

NOTE 16—Commitments and Contingencies

As of February 28, 2003, the Company leased office space and certain equipment under various non-cancelable operating and capital leases. Future minimum lease payments required under the operating and capital leases at February 28, 2003 are as follows (in thousands):

Fiscal Year	Operating Leases	Capital Leases
2004	$5,371	$1,350
2005	3,929	1,091
2006	3,589	289
2007	3,352	91
2008	2,943	33
Thereafter	34,742	—

Total minimum lease payments	$53,926	2,854

Less amount representing interest (at rates ranging from 3.2% to 9.3%)		(221)

Present value of minimum lease payments		2,633
Less current portion		(1,240)

Long-term portion		$1,393

Rent expense under operating leases was $4.2 million, $4.5 million and $3.7 million for the years ended February 28, 2003, 2002 and 2001, respectively.

In June 2001, the Company entered into a financing arrangement with a bank for approximately $500,000, the proceeds of which were used to purchase certain networking equipment. This arrangement, which effectively functions as a loan, is secured by a certificate of deposit held at the bank for an equal amount. The financing arrangement has a term of four years and bears interest at a rate of 6% annually. At February 28, 2003, the outstanding balance under this financing arrangement was approximately $324,000. The certificate of deposit renews annually and allows for the amount therein to be reduced each year to correspond to the outstanding balance under the financing arrangement at the renewal date.

In September 2001, the Company entered into a $3.0 million master lease facility (the “Facility”) with a bank to finance various equipment purchases made by the Company. The Facility had an initial term of one year. The term of this Facility was extended one year in September 2002 and is secured by a marketable debt security

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with a fair value of $5.2 million as of February 28, 2003. Each separate lease under the Facility may have a term up to five years and incurs interest at a rate determined at the commencement of each separate lease schedule based on current money market conditions. At February 28, 2003, $1.9 million was outstanding under the Facility.

In January 2002, the Company assumed the lease obligations of an unrelated third party for an office building which serves as the Company’s headquarters. This lease terminates in June 2020. As compensation to the Company for assuming these obligations, the third party paid rent on the Company’s behalf from the commencement of the sublease until February 2003, is allowing the Company the use of all furniture and fixtures, including building improvements, that were in the building at the time of the commencement of the sublease, and paid the Company a certain monthly amount through October 2002, to offset the operating expenses of this building, all of which was valued in the aggregate at $5.9 million. As a result of receiving these economic inducements, the Company capitalized $3.6 million of furniture and fixtures on its balance sheet and initially recorded a long-term deferred lease credit of $3.8 million, which is being amortized as a reduction to rent expense over the remaining term of the lease. As of February 28, 2003, the long-term deferred lease credit was valued at $5.4 million. The furniture and fixtures are being depreciated over a period of seven years.

NOTE 17—Legal Proceedings

Red Hat Professional Consulting, Inc., formerly PTI, a wholly-owned subsidiary of the Company acquired in February 2001, along with its former directors and some of its former principal shareholders is a defendant in a suit brought by a former employee. The plaintiff asserts, among other things, breach of various employment agreements. PTI has filed an answer, affirmative defenses and counterclaims denying all liability and has filed a motion to dismiss which remains pending. All discovery in the matter is complete. The Company has been indemnified in this matter by the former PTI shareholders and further believes that the likelihood of a material loss is remote.

Commencing on or about March 29, 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. On August 8, 2001, Chief Judge Mukasey of the federal district court for the Southern District of New York issued an order that transferred all of the so-called IPO allocation actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings. The court has consolidated the actions by issuer, and the Red Hat actions have been consolidated into a single action. The plaintiffs contend that the defendants violated federal securities laws by issuing Registration Statements and Prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages. A motion on behalf of the issuers to dismiss the suits has been denied. No discovery has occurred to date. The individual director and officer defendants have been dismissed from the case without prejudice. The Company believes these complaints are without merit and will defend itself vigorously in this matter. No assurance can be given, however, that this matter will be resolved in the Company’s favor.

Commencing May 23, 2002, the Company was named as defendant in a suit brought by The Monotype Corporation in federal district court for the Northern District of Illinois alleging copyright and trademark infringement. The plaintiff contends that the Company infringed certain of plaintiff’s font software copyrights and related trademarks in the Company’s retail distributions, versions 5.2 through the initial release of version 7.3. On December 4, 2002, the plaintiff filed a second amended complaint adding allegations of violations of the

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lanham Act, as well as the state unfair and deceptive trade practices acts under Illinois and North Carolina law. The relief sought consists of unspecified damages. The Company has counterclaimed alleging plaintiff’s copyrights and trademarks are unenforceable and/or invalid. Discovery in the case is underway. The Company believes the complaint is without merit and will defend itself vigorously in this matter. No assurance can be given, however, that this matter will be resolved in the Company’s favor.

NOTE 18—Employee Benefit Plans

401(k) Plan

The Company provides a retirement plan qualified under Section 401(k) of the Internal Revenue Code (“IRC”) of 1986, as amended. Participants may elect to contribute a portion of their annual compensation to the plan, after complying with certain limitations set by the IRC. Employees are eligible to participate in the plan if they are over 21 years of age. If, however, an employee was employed by the Company prior to February 1999, the 401(k) plan covers such employee regardless of age. The Company has the option to make contributions to the plan but did not make any contributions to the plan for the years ended February 28, 2003, 2002 and 2001.

Employee Stock Purchase Plan

In 1999, the Company’s stockholders approved the 1999 Employee Stock Purchase Plan (the “Plan”), under which 1,500,000 shares of the Company’s common stock could be sold to employees. All full-time U.S. and certain non-U.S. employees are eligible to participate in the Plan. The Plan provides that participants may authorize the Company to withhold up to 10% of their earnings, on a semi-annual basis, to purchase shares of stock at a price equal to the lesser of 85% of the fair value of the stock as of the first business day of the period or the last business day of the period. The Plan will terminate at the earlier of the date that all 1,500,000 shares have been sold or at June 2, 2009. During the years ended February 28, 2003, 2002 and 2001, 160,477, 161,025 and 36,714 shares, respectively, of the Company’s common stock were sold under the Plan.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19—Unaudited Quarterly Results

	Year Ended February 28, 2003
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except per share data)
Subscription and services revenue:
Subscription:
Enterprise technologies	$10,777	$6,987	$6,645	$6,029
Retail	2,845	5,461	2,941	3,586
Embedded	810	709	761	1,041

Total subscription revenue	14,432	13,157	10,347	10,656
Services:
Enterprise technologies	10,691	10,071	9,943	7,817
Embedded development services	768	1,050	945	1,049

Total services revenue	11,459	11,121	10,888	8,866

Total subscription and services revenue	$25,891	$24,278	$21,235	$19,522
Gross profit	$17,503	$16,090	$13,618	$12,253
Loss from continuing operations	$(2,358)	$(2,894)	$(4,699)	$(7,213)
Other income, net	$2,085	$3,108	$2,747	$2,886
Extraordinary item-loss on disposal of discontinued operations	—	—	—	$(261)
Net income (loss)	$(273)	$214	$(1,952)	$(4,588)
Basic income (loss) per common share (a):
Net income (loss) from continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.03)
Discontinued operations:
Extraordinary item-loss on disposal of discontinued operations	—	—	—	$(0.00)

Net income (loss)	$(0.00)	$0.00	$(0.01)	$(0.03)
Diluted income (loss) per common share (a):
Net income (loss) from continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.03)
Discontinued operations:
Extraordinary item-loss on disposal of discontinued operations	—	—	—	$(0.00)

Net income (loss)	$(0.00)	$0.00	$(0.01)	$(0.03)
Weighted average shares outstanding:
Basic	170,656	170,183	169,977	169,826
Diluted	170,656	178,268	169,977	169,826

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended February 28, 2002
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except per share data)
Subscription and services revenue:
Subscription:
Enterprise technologies	$5,290	$4,060	$4,025	$4,359
Retail	3,754	5,390	4,522	5,388
Embedded	1,017	1,440	1,448	1,607

Total subscription revenue	10,061	10,890	9,995	11,354
Services:
Enterprise technologies	7,126	6,274	5,519	5,435
Embedded development services	1,382	2,889	3,413	4,572

Total services revenue	8,508	9,163	8,932	10,007

Total subscription and services revenue	$18,569	$20,053	$18,927	$21,361
Gross profit	$12,181	$12,777	$12,593	$12,817
Loss from continuing operations	$(32,823)	$(15,561)	$(56,314)	$(30,351)
Other income, net	$3,557	$3,514	$3,984	$4,480
Loss from discontinued operations	$(2,637)	$(3,009)	$(3,020)	$(1,689)
Extraordinary item-loss on disposal of discontinued operations	$(10,347)	—	—	—

Net loss	$(42,250)	$(15,056)	$(55,350)	$(27,560)
Earnings Per Share Data Basic and Diluted (a):
Net loss from continuing operations	$(0.17)	$(0.07)	$(0.31)	$(0.15)
Discontinued operations:
Loss from discontinued operations	(0.02)	(0.02)	(0.02)	(0.01)
Extraordinary item-loss on disposal of discontinued operations	(0.06)	—	—	—

Net loss	$(0.25)	$(0.09)	$(0.33)	$(0.16)
Weighted average shares outstanding	169,593	169,242	169,968	169,003

NOTE: The quarterly financial data for the quarters presented above has been restated to remove the results of discontinued network consulting operations for all periods presented.

(a)	Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per common share.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the Sections “Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” from the registrant’s definitive proxy statement for the annual meeting of stockholders to be held on July 31, 2003 (the “Proxy Statement”), which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant’s fiscal year ended February 28, 2003, is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the Sections “Compensation and Other Information Concerning Executive Officers” from the Proxy Statement is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the Section “Securities Ownership of Certain Beneficial Owners and Management” from the Proxy Statement is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the Sections “Compensation and Other Information Concerning Executive Officers” and “Certain Relationships and Related Transactions” from the Proxy Statement is hereby incorporated by reference.

ITEM 14.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s principal officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934 (“Exchange Act”) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

Exhibit No.	Description of Exhibit

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
(File no. 333-80051))

10.9	GNU General Public License (incorporated by reference from Exhibit 10.13 to the registrant’s Registration Statement on Form S-1 (File no. 333-80051))

10.10*	Employment Agreement by and between the registrant and Matthew Szulik dated July 24, 2002

10.11*	Restricted Stock Award Agreement by and between the registrant and Matthew Szulik dated June 27, 2001

21.1	Subsidiaries of Red Hat, Inc.

23.1	Consent of PricewaterhouseCoopers LLP

99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 dated May 29, 2003

99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 dated May 29, 2003

*	Indicates a management contract or compensatory plan, contract or management

(b)    Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

By:	/s/ MATTHEW J. SZULIK
Matthew J. Szulik President and Chief Executive Officer

Date: May 29, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW J. SZULIK Matthew J. Szulik	Chief Executive Officer, President and Chairman of the Board of Directors (principal executive officer)	May 29, 2003

/s/ KEVIN B. THOMPSON Kevin B. Thompson	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	May 29, 2003

/s/ ROBERT F. YOUNG Robert F. Young	Director	May 29, 2003

/s/ EUGENE MCDONALD Eugene McDonald	Director	May 29, 2003

/s/ F. SELBY WELLMAN F. Selby Wellman	Director	May 29, 2003

/s/ WILLIAM S. KAISER William S. Kaiser	Director	May 29, 2003

/s/ MARYE ANNE FOX, PH.D. Marye Anne Fox, Ph. D.	Director	May 29, 2003

/s/ W. STEVE ALBRECHT W. Steve Albrecht	Director	May 29, 2003

/s/ HENRY HUGH SHELTON Henry Hugh Shelton	Director	May 29, 2003

CERTIFICATIONS

I, Matthew J. Szulik, certify that:

1.    I have reviewed this annual report on Form 10-K of Red Hat, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 29, 2003

By:	/s/ MATTHEW J. SZULIK
Matthew J. Szulik President and Chief Executive Officer (Officer on behalf of the Registrant)

I, Kevin B. Thompson, certify that:

1.    I have reviewed this annual report on Form 10-K of Red Hat, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 29, 2003

By:	/s/ KEVIN B. THOMPSON
Kevin B. Thompson Chief Financial Officer (Principal Financial Officer)