Form 10-Q
period 2003-05-31
RED HAT INC
filed 2003-06-27
CIK 1087423

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2003

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

As of May 31, 2003, there were 171,455,446 shares of common stock outstanding.

RED HAT, INC.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands—except share amounts)

ASSETS	May 31, 2003	February 28, 2003
	(Unaudited)
Current assets:
Cash and cash equivalents	$44,987	$45,250
Investments in debt securities	34,955	45,216
Accounts receivable, net	18,105	17,429
Estimated earnings in excess of billings	7,656	6,978
Inventory	818	799
Prepaid expenses and other current assets	4,748	4,659

Total current assets	111,269	120,331
Property and equipment, net	23,975	22,972
Goodwill and intangibles, net	40,919	40,828
Investments in debt securities	220,064	201,874
Other assets, net	4,247	4,334

Total assets	$400,474	$390,339

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,493	$5,502
Accrued expenses	7,150	7,614
Deferred revenue	24,110	17,779
Short term payable	15,009	15,008
Current portion of capital lease obligations	1,240	1,240

Total current liabilities	51,002	47,143
Deferred lease credits	5,476	5,382
Capital lease obligations	1,106	1,393
Commitments and contingencies	—	—
Stockholders' equity:
Noncontrolling interest in subsidiary	143	115
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.0001 par value, 300,000,0000 shares authorized, 173,593,346 and 172,917,782 shares issued, and 171,455,446 and 170,779,882 shares outstanding at May 31, 2003 and February 28, 2003, respectively	17	17
Additional paid-in capital	632,813	630,798
Deferred compensation	(1,501)	(2,403)
Accumulated deficit	(288,898)	(290,404)
Treasury stock, 2,137,900 shares	(7,436)	(7,436)
Accumulated other comprehensive income	7,752	5,734

Total stockholders' equity	342,890	336,421

Total liabilities and stockholders' equity	$400,474	$390,339

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands—except per share amounts)

	Three Months Ended
	May 31, 2003	May 31, 2002
	(Unaudited)
Subscription and services revenue:
Subscription:
Enterprise technologies	$12,289	$6,029
Retail	4,462	3,586
Embedded	646	1,041

Total subscription revenue	17,397	10,656

Services:
Enterprise technologies	9,039	7,817
Embedded development services	746	1,049

Total services revenue	9,785	8,866

Total subscription and services revenue	27,182	19,522

Cost of subscription and services revenue:
Subscription:
Enterprise technologies and retail	2,974	1,868
Embedded	129	121

Total cost of subscription revenue	3,103	1,989

Services:
Enterprise technologies	4,865	4,119
Embedded development services	784	1,161

Total cost of services revenue	5,649	5,280

Total cost of subscription and services revenue	8,752	7,269

Gross profit enterprise technologies and retail	17,951	11,445
Gross profit embedded	479	808

Total gross profit	18,430	12,253
Operating expense:
Sales and marketing	8,752	7,806
Stock-based sales and marketing expense	124	128
Research and development	5,779	4,787
Stock-based research and development expense	240	356
General and administrative	4,072	3,375
General and administrative-mergers and acquisitions and other	—	2,164
Stock-based general and administrative expense	538	451
Amortization of intangibles	—	399

Total operating expense	19,505	19,466

Loss from operations	(1,075)	(7,213)
Other income (expense), net	2,581	2,886

Income (loss) before extraordinary item	1,506	(4,327)
Extraordinary item-loss on disposal of discontinued operations	—	(261)

Net income (loss)	$1,506	($4,588)

Basic income (loss) per common share
Net income (loss) before extraordinary item	$0.01	($0.03)
Extraordinary item-loss on disposal of discontinued operations	—	($0.00)

Net income (loss)	$0.01	($0.03)

Diluted income (loss) per common share
Net income (loss) before extraordinary item	$0.01	($0.03)
Extraordinary item-loss on disposal of discontinued operations	—	($0.00)

Net income (loss)	$0.01	($0.03)

Weighted average shares outstanding:
Basic	171,146	169,826
Diluted	180,671	169,826

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	May 31, 2003	May 31, 2002
	(Unaudited
Cash flows from operating activities:
Net income (loss)	$1,506	$(4,588)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,374	1,796
Non-cash restructuring charges	—	1,359
Stock-based compensation expense	900	935
Noncontrolling interest in subsidiary	27	8
Non-cash interest expense	15	27
Provision for doubtful accounts	409	396
Provision for inventory obsolescence	—	27
Loss on sale/abandonment of property and equipment	—	290
Changes in operating assets and liabilities:
Accounts receivable	(1,762)	(3,596)
Inventory	(19)	(344)
Prepaid expenses	(111)	(654)
Intangibles and other assets	(3)	128
Accounts payable	(2,814)	152
Accrued expenses	(443)	(2,463)
Deferred revenue	6,331	735
Deferred lease credits	94	445

Net cash provided by (used in) operating activities	5,504	(5,347)

Cash flows from investing activities:
Purchase of investment securities	(55,446)	(30,727)
Proceeds from sales and maturities of investment securities	48,940	16,889
Purchase of property and equipment	(1,493)	(1,459)

Net cash used in investing activities	(7,999)	(15,297)

Cash flows from financing activities:
Proceeds from short term notes payable	21,957	18,745
Repayments of short term notes payable	(21,971)	(13,770)
Proceeds from issuance of common stock under Employee Stock Purchase Plan	422	—
Proceeds from exercise of common stock options and warrants	1,595	559
Payments on capital lease obligations	(367)	(263)

Net cash provided by financing activities	1,636	5,271

Effect of foreign currency exchange rates on cash and cash equivalents	596	336
Net decrease in cash and cash equivalents	(263)	(15,037)
Cash and cash equivalents at beginning of the period	45,250	55,468

Cash and cash equivalents at end of period	$44,987	$40,431

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 — Organization

Red Hat, Inc. together with its subsidiaries (“Red Hat” or the “Company”) is the recognized global technology and brand leader in providing an enterprise operating platform based on open source technology to large enterprises for their information technology infrastructure. Red Hat delivers a single open source operating platform, Red Hat Enterprise Linux AS, ES and WS, from the mainframe to the Intel server to the embedded device and the ability to remotely manage this platform. The Company applies its technology leadership to create open source solutions that meet the functionality requirements and performance demands of the information technology infrastructure of large enterprises and those third-party hardware and third-party software applications that are critical to large enterprises. In April 2002, the Company launched the first in what will be a series of enterprise product offerings, Red Hat Enterprise Linux AS, that reflects its commitment to providing an enterprise class infrastructure platform based on open source technology. Red Hat Enterprise Linux AS is a complete set of engineering, consulting, and managed services offerings that enable large enterprises to capture the significant cost, performance and scalability benefits of their enterprise platforms.

Red Hat, Inc. is incorporated in Delaware. During January 2002, the Company adopted a formal plan to discontinue its network consulting operations. Accordingly, the Consolidated Statements of Operations for fiscal 2002 present the results of the network consulting operations separately from continuing operations for periods prior to and including such date.

NOTE 2—Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The interim consolidated financial statements as of and for the quarter ended May 31, 2003 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. The consolidated balance sheet at February 28, 2003 has been derived from the audited consolidated financial statements at that date. Operating results for the three month period ended May 31, 2003 are not necessarily indicative of the results that may be expected for the year ending February 29, 2004. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended February 28, 2003.

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

Enterprise subscription revenue is comprised primarily of revenue from sales of Red Hat Enterprise Linux software solutions, Stronghold Enterprise Secure Web Server, software development tools, and technical support and maintenance fees. During fiscal 2003, the Company released the first of its Red Hat Enterprise Linux offerings, Red Hat AS, ES and WS. Red Hat Enterprise Linux products have a one year base subscription period. The base subscription entitles the end user to one year of maintenance, which entitles the end user to configuration support and updates and upgrades to the technology, when and if available, during the term of the subscriptions. The Company recognizes revenue from the sale of enterprise offerings ratably over the period of the subscription. Subscription relationships with large enterprise customers typically have contracts with multiple elements (i.e., delivered and undelivered products, maintenance and other services). The Company allocates revenue to each component of the contract based on objective evidence of its fair value, which is specific to the Company. The fair value of each element is based on the price if sold separately. Enterprise subscription revenue also includes revenue from large Unix to Linux migration arrangements which were sold prior to the release of Red Hat Enterprise Linux in May 2002. Revenue from these arrangements has generally been recognized ratably over the term of the arrangement as no other pattern of performance is discernible nor had there been specific evidence of the fair value of the elements of these arrangements. These arrangements all reached maturity during fiscal 2003 and have been replaced by subscriptions to Red Hat Enterprise Linux. With the release of Red Hat Enterprise Linux, the Company has specific evidence of the fair value of the elements of these larger enterprise arrangements and allocates revenue accordingly.

The Company’s current release at May 31, 2003 was Red Hat Enterprise Linux 2.1 which was first shipped in May 2002. The Company sells Red Hat Enterprise Linux subscription solutions through four channels: direct sales, original equipment manufacturers (OEMs), value-added resellers, and the Internet. Revenue recognition periods for each channel are based on the subscription period with Red Hat that the end purchasers of the subscriptions from these channels receive, which is generally one year.

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

Through its retail distributors, the Company sells Red Hat Linux consumer products. The retail product is currently offered in two versions: standard and professional. Each version has a different level of Red Hat support and software applications provided. During the three months ended May 31, 2003, Red Hat sold two different versions of Red Hat Linux (8.0 and 9). Red Hat also provides certain support and subscription services with Red Hat Linux for a period of time, not exceeding two months for no additional fee. The Company recognizes all of the revenue from the sale of Red Hat Linux ratably over the period that the subscription services are provided. A reserve for sales returns is recognized for sales of retail software products to distributors, who have a right of return, based on the Company’s historical experience of sell-through to the end user by the distributor. The return rate experienced by the Company over its last three retail product releases has averaged 18.0%. The fee is fixed and determinable, collection of the resulting receivable is probable and product returns are estimable.

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

SFAS 123, as amended by SFAS 148, requires the Company to disclose pro forma information regarding stock option grants issued to its employees. SFAS 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company’s Consolidated Statement of Operations because APB 25 specifies that no compensation charge arises when the exercise price of employees’ stock options equals the market value of the underlying stock at the grant date, as in the case of options granted to the Company’s employees. The fair value of options was estimated using the following assumptions for the three months ended May 31, 2003 and 2002:

	Three Months Ended May 31, 2003	Three Months Ended May 31, 2002
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.27%	3.59%
Expected volatility	95.12%	97.74%
Expected life (in years)	5	5

The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock based employee compensation:

	Three Months Ended May 31, 2003	Three Months Ended May 31, 2002
Net income (loss), as reported	$1,506	$(4,588)
Add: book compensation expense	900	935
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(21,631)	(20,614)

Pro forma net loss	$(19,225)	$(24,267)
Earnings per share data:
Basic – as reported	$0.01	$(0.03)
Basic – proforma	$(0.11)	$(0.14)
Diluted – as reported	$0.01	$(0.03)
Diluted – pro forma	$(0.11)	$(0.14)

The weighted average estimated fair value of employee stock options granted was $6.15 and $4.81 per share during the three months ended May 31, 2003 and 2002, respectively.

Net Loss Per Common Share

The Company computes net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” (“SFAS 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net income (loss) per common share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share (“Diluted EPS”) is computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options. The calculation of net loss per share available to common stockholders does not include 9,037,395 potential shares of common stock equivalents for the three months ended May 31, 2002 as their impact on net loss per share would be antidilutive.

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

The Company has international sales offices in the United Kingdom, France, Italy, Ireland, Germany, Hong Kong, Korea, Australia and Japan. The Company manages its international business on a Europe-wide and Asia Pacific-wide basis. The following disclosure aggregates individually immaterial international operations and separately discloses the significant international operations at and for the three months ended May 31, 2003 and 2002 (in thousands):

	North America	Europe	Asia Pacific and Japan	Total
	Three Months Ended May 31, 2003
Revenue from unaffiliated customers	$17,861	$5,697	$3,624	$27,182
Net loss available to common stockholders	$(1,538)	$2,025	$1,019	$1,506
Total assets	$379,867	$12,720	$7,887	$400,474

	Three Months Ended May 31, 2002
Revenue from unaffiliated customers	$13,949	$3,292	$2,281	$19,522
Net loss available to common stockholders	$(5,652)	$773	$291	$(4,588)
Total assets	$359,220	$9,959	$4,432	$373,611

General and Administrative-Mergers and Acquisitions and Other

Mergers and acquisitions expense primarily consists of severance and related expenses incurred in connection with redundancies identified pursuant to mergers and acquisitions completed by the Company. In addition to this, general and administrative – mergers and acquisitions expense includes legal costs incurred related to acquisitions accounted for under the pooling of interests method of accounting.

Comprehensive Income

The Company’s items of other comprehensive income (loss) are comprised of an unrealized gain on investments in marketable securities of $1.4 million and $778,000 during the three months ended May 31, 2003 and 2002, respectively and a foreign currency translation adjustment of $571,000 and $336,000 during the three months ended May 31, 2003 and 2002, respectively.

Recent Accounting Pronouncements

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

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). FASB Statements No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 149 amends SFAS 133 for certain decisions made by the FASB as part of the Derivatives Implementation Group (DIG) process. SFAS 149 contains amendments relating to FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements”, and SFAS No. 65, “Accounting for Certain Mortgage Banking Activities”, SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, SFAS No. 95, “Statement of Cash Flows”, and SFAS No. 126, “Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities”. The Company believes that the adoption of SFAS 149 will not have a material impact on its financial position.

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

NOTE 3 — Supplemental Reconciliation of Change in Total Cash and Investments in Debt Securities

RED HAT, INC.

CASH FLOW SUMMARY

(In thousands)

	Three Months Ended May 31, 2003	Three Months Ended May 31, 2002
Net income (loss)	$1,506	$(4,588)
Non-cash expenses	2,819	5,283
Net change in working capital items	1,179	(6,042)

Net cash provided by (used in) operating activities	5,504	(5,347)

Cash flows from investing activities:
Purchases of property and equipment	(1,493)	(1,459)
Net change in market value of debt securities	1,424	779

Net cash and investments used in investing activities	(69)	(680)

Net cash provided by financing activities	1,636	5,271

Effect of foreign currency exchange rates on cash
and cash equivalents	596	336

Net increase (decrease) in cash and investments	7,667	(420)
Cash and investments at beginning of period	292,340	286,977

Cash and investments at end of period	$300,007	$286,557

NOTE 4 — Goodwill and Identifiable Intangible Assets

Identifiable intangible assets consist primarily of trademarks, copyrights and patents, which are amortized over the estimated useful life ranging from three to 15 years. The following is a summary of identifiable intangible assets (in thousands):

	As of May 31, 2003			As of February 28, 2003
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$3,259	$(2,433)	$826	$4,196	$(3,465)	$731

In conjunction with the adoption of SFAS 142, the Company completed the required transitional impairment test as of March 1, 2002 and the annual impairment test as of February 28, 2003 and no goodwill impairment was deemed necessary. The following is a summary of goodwill by segment for the three months ended May 31, 2003 (in thousands):

	Enterprise	Embedded	Consolidated
Balance at February 28, 2003	$20,581	$19,516	$40,097
Add: acquisition	—	—	—
Less: impairment	—	—	—
Impact of foreign currency fluctuations	(4)	—	(4)
Balance at May 31, 2003	$20,577	$19,516	$40,093

During the year ended February 28, 2002, the Company impaired $58.6 million in goodwill, including $9.6 million from disposal of discontinued operations and $49.0 million related to the Company’s restructuring in August 2001, associated with acquisitions completed in prior years. The Company’s decision not to pursue technologies under development by acquired companies led to operating results that were less than had been anticipated at the time of the Company’s acquisitions. No impairments were required to be recognized during the three months ended May 31, 2003 or the year ended February 28, 2003.

NOTE 5 — Legal Proceedings

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

Commencing May 23, 2002, the Company was named as defendant in a suit brought by The Monotype Corporation in federal district court for the Northern District of Illinois alleging copyright and trademark infringement. The plaintiff contends that the Company infringed certain of plaintiff’s font software copyrights and related trademarks in the Company’s retail distributions, versions 5.2 through the initial release of version 7.3. On December 4, 2002, the plaintiff filed a second amended complaint adding allegations of violations of the Lanham Act, as well as the state unfair and deceptive trade practices acts under Illinois and North Carolina law. The relief sought consists of unspecified damages. The Company has counterclaimed alleging plaintiff’s copyrights and trademarks are unenforceable and/or invalid. Discovery in the case is underway. The Company believes the complaint is without merit and will defend itself vigorously in this matter. No assurance can be given, however, that this matter will be resolved in the Company’s favor.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are the recognized global technology and brand leader in providing an enterprise operating platform based on open source technology for the information technology infrastructure of the Global 2000. We apply our technology leadership to create our enterprise operating platform, Red Hat Enterprise Linux and related layered infrastructure technology solutions based on open source technology. Our enterprise solutions meet the functionality requirements and performance demands of the large enterprise and the third-party computer hardware and third-party software applications that are critical to the large enterprise. In April 2002, we launched the first in a line of Red Hat Enterprise Linux solutions for large enterprise customers; Red Hat Enterprise Linux AS. Red Hat Enterprise Linux AS was available for shipment in May 2002. Red Hat Enterprise Linux AS was developed to compete with proprietary Unix and Windows 2000 as the primary operating platform for applications in the middle tier and data center of the information technology infrastructure of large enterprises. In March 2003, we launched three additional technology solutions in the Red Hat Enterprise Linux line: Red Hat Enterprise Linux ES, Red Hat Enterprise Linux WS and Red Hat Enterprise Network. Red Hat Enterprise Linux ES and WS broaden the areas of the information technology infrastructure to which our enterprise operating platforms are relevant. For the fiscal year ended February 28, 2003, we sold approximately 36,500 subscriptions to our Red Hat Enterprise Linux platform. This significantly exceeded management’s expectations of the number of subscriptions to be sold in the initial year of the release of the Red Hat Enterprise Linux technologies. Red Hat Enterprise Network broadens our systems management service offerings for the large enterprise by providing a robust management service that can dramatically lower the management cost of the IT infrastructure of the large enterprise.

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

Our current release is Red Hat Enterprise Linux 2.1 which was first shipped in May 2002. We sell Red Hat Linux subscription solutions through four channels: direct sales, original equipment manufacturers (“OEMs”), value-added resellers and the Internet. Revenue recognition periods for each channel are based on the subscription period with Red Hat that the end purchasers of the subscriptions from these channels receive, which is generally one year.

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

RESULTS OF OPERATIONS

Three Months Ended May 31, 2003 and May 31, 2002

Total revenue

Total revenue increased 39.2% to $27.2 million in the three months ended May 31, 2003 from $19.5 million in the three months ended May 31, 2002. This increase was driven by significant growth in our enterprise subscription and services revenues of our business partially offset by a decline in the embedded segment of our business.

Subscription revenue

Subscription revenue is comprised of revenue from enterprise technologies (Red Hat Enterprise Linux and Red Hat Enterprise Network), retail technologies and embedded customers. Subscription revenue increased to $17.4 million for the three months ended May 31, 2003 from $10.7 million for the three months ended May 31, 2002.

Enterprise technologies subscription

Enterprise technologies revenue primarily relates to both direct and indirect sales of Red Hat Enterprise Linux and other related software solutions such as Stronghold and Enterprise Secure Web Server. Enterprise technologies revenue increased 103.8% to $12.3 million for the three months ended May 31, 2003 from $6.0 million for the three months ended May 31, 2002. The increase is directly related to the units of Red Hat Enterprise Linux sold in previous quarters. These Enterprise offerings are important as they are sold with renewable subscriptions and all have twelve month revenue recognition periods to match the related support obligation. As a result of our twelve month revenue recognition policy, for each unit sold in a given quarter, we recognize a portion of the revenue related to that unit in the current quarter, based on the period of time between the date of the sale and the end of the quarter, and the remainder in subsequent quarters. For the three month period ended May 31, 2003, we sold approximately 23,700 subscriptions to our Red Hat Linux AS, ES and WS platforms.

Retail

Retail revenue, which consists of sales of Red Hat Linux to consumers through either value added resellers or distributors, increased 24.4% to $4.5 million for the three months ended May 31, 2003 from $3.6 million for the three months ended May 31, 2002. This increase is primarily related to the timing of the release of the newest version of our consumer product, Red Hat Linux 9, in March 2003. We will continue to address the consumer market with our Red Hat Linux release which occurs every six months. However, this market is no longer a strategic source of revenue for the Company but instead represents a channel for providing leading edge technology to sophisticated users. These users will help us improve new technology to the point it has the stability to be introduced into our Enterprise offerings. We expect our retail revenues to decline in the second quarter of fiscal 2003.

Embedded subscription

Embedded subscription revenue decreased 37.9% to $0.6 million for the three months ended May 31, 2003 from $1.0 million for the three months ended May 31, 2002. The decrease in embedded markets is primarily due to the continued weak performance of the semiconductor and telecommunications industries which has impacted research and development spending. We will continue to maintain a small and strategic presence in this market as we believe that a Linux/open source platform will provide a significant value advantage in the embedded market in the future.

Services revenue

Enterprise technologies services

Enterprise technologies services include fees received from enterprise customers for deployment of Red Hat Enterprise technologies, customer training and education fees and fees received for adding certain functionality to Red Hat Enterprise Linux for our major hardware partners. Enterprise technologies services revenue increased 15.6% to $9.0 million in the three months ended May 31, 2003 from $7.8 million in the year ended May 31, 2002. The increase in enterprise technology services revenue is primarily due to an increase in the revenues earned from customer training and education of $1.1 million and a $0.5 million increase in fees received for adding certain functionality to Red Hat Enterprise Linux for major hardware partners. We continue to view our customer training and education business as a leading indicator of demand for the use of our Red Hat Enterprise Linux technologies by enterprise customers and we have experienced four consecutive quarters of record enrollment into our open training courses. The adoption of Linux as a primary computing platform increases the need to train system administrators and developers.

Embedded services

Embedded services revenue decreased 28.9% to $0.7 million for the three months ended May 31, 2003 from $1.0 million for the three months ended May 31, 2002. The decrease in embedded markets is due to the continued weak performance of the semiconductor and telecommunications industries which has impacted research and development spending and our reduction in focus and personnel on this business to a small core team which maintains a strategic presence in this marketplace.

Cost of revenue

Cost of subscription revenue

Cost of enterprise subscription revenue primarily consists of expenses we incur to manufacture, package, distribute, support and maintain our solutions. These costs include expenses for physical media, literature and packaging, fulfillment and shipping, labor related costs to provide technical support and maintenance and bandwidth costs for Red Hat Enterprise Network. Cost of subscription revenue increased 56.0% to $3.1 million in the three months ended May 31, 2003 from $2.0 million in the three months ended May, 2002. Consistent with our increase in enterprise subscription revenue, the costs associated with delivering the physical product and a high level of technical support, which is included with our Red Hat Enterprise Linux offerings, have increased as well without negatively impacting gross margins.

Cost of services revenue

Cost of services revenue is primarily comprised of salaries and related costs — including non-cash, stock-based compensation charges — incurred for our personnel to deliver custom development, open source consulting engineering, training and education, and hardware certification services. We incur no direct costs related to royalties received from the licensing of our trademarks to third parties. Cost of services revenue increased 7.0% to $5.6 million in the three months ended May 31, 2003 from $5.3 million in the three months ended May 31, 2002. The slight increase is related to the increase in revenue generate by our global learning services organization, partially offset by a decrease in headcount in our professional consulting organization.

Gross Profit

Gross profit increased 50.4% to $18.4 million in the three months ended May 31, 2003 from $12.3 million in the three months ended May 31, 2002. This increase was entirely due to the increase in revenue and profitability related to our high gross margin Red Hat Enterprise Linux and Red Hat Enterprise Network offerings which were introduced in the year ended February 28, 2003. The strength in growth and profitability of our Enterprise business was offset by the decline in the Embedded segment which had gross profit of $0.5 million in the three months ended May 31, 2003 as compared to $0.8 million in the three months ended May 31, 2002.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs — including non-cash, stock-based compensation charges — for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and tradeshows. Sales and marketing expense increased 12.1% to $8.8 million in the three months ended May 31, 2003 from $7.8 million in the three months ended May 31, 2002. This increase was primarily due to an increase in enterprise sales costs as we increased the size of our direct outside sales force and our inside sales force partially offset by a reduction in our retail marketing costs.

Research and development

Research and development expense consists primarily of personnel and related costs — including non-cash, stock-based compensation charges — for development of software technologies and systems management offerings. Research and development expense increased 20.7% to $5.8 million in the three months ended May 31, 2003 from $4.8 million in the three months ended May 31, 2002. The increase in research and development expense resulted from an increase in engineering headcount to support the development and integration of our Red Hat Enterprise Linux operating platforms and Red Hat Enterprise Network.

General and administrative

General and administrative expense consists primarily of personnel and related costs — including non-cash, stock-based compensation charges — for general corporate functions, including finance, accounting, legal, human resources, facilities and information systems expenses. Mergers and acquisition expense primarily consists of severance and related expenses incurred in connection with redundancies identified pursuant to mergers and acquisitions completed by the Company, as well as, the costs of certain individuals within the Company who are dedicated to seeking out and identifying potential acquisition candidates. General and administrative expense increased 20.7% to $4.1 million in the three months ended May 31, 2003 from $3.4 million in the three months ended May 31, 2002. This increase relates primarily to increased administrative costs as a result of international expansion activities, increased health and directors and officers’ insurance costs and increased bad debt expense related to our increase in revenues.

Stock-based compensation and amortization of goodwill and intangibles

Stock-based compensation and amortization of goodwill and intangibles expense decreased to $0.9 million in the three months ended May 31, 2003 from $1.3 million in the three months ended May 31, 2002. Costs incurred for acquiring trademarks, copyrights and patents are capitalized as intangibles and amortized using the straight-line method over their estimated useful lives, which range from three to ten years. The decrease in stock-based compensation and amortization of goodwill and intangibles is primarily due to the reduction in amortization resulting from certain intangible assets which were fully amortized as of March 1, 2003 and, therefore no longer subject to amortization during the three months ended May 31, 2003.

Other income (expense), net

Other income (expense), net consists of interest income earned on cash deposited in money market accounts and invested in short- and long-term fixed income instruments, net of interest expense incurred on short-term debt and capital leases and foreign currency revaluation gains and losses, net. Interest income, net, decreased to $2.6 million in the three months ended May 31, 2003 from $2.9 million in the three months ended May 31, 2002. These amounts are net of interest expense of $89,000 in the three months ended May 31, 2003 and $111,000 in the three months ended May 31, 2002. The decrease resulted from reductions in the average return on our investments to 4.0% in the first fiscal quarter of 2003 compared to 4.2% in the first fiscal quarter of 2002 which primarily resulted from the actions taken by the Federal Reserve Board.

In addition, we incurred foreign currency losses of $425,000 in the three months ended May 31, 2003 as a result of the weakening of the US dollar against the Euro and the Japanese Yen.

Discontinued Operations

During January, 2002, the Company adopted a formal plan to discontinue its network consulting operations. Accordingly, the network consulting operations were accounted for as a discontinued operation beginning with the fiscal year 2000 consolidated financial statements. The Company completed the disposal of the network consulting operations in February 2002 through termination of associated employees. Loss on disposal of discontinued operations decreased to zero in the three months ended May 31, 2003 from $0.3 million in the three months ended May 31, 2002. This decrease is due to the completion of the discontinuation during fiscal year 2002.

Liquidity and Capital Resources

We have historically derived a significant portion of our liquidity and operating capital from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and secondary public offerings, and borrowings under our working capital line of credit. At May 31, 2003, we had total cash and investments of $300.0 million, which is comprised of $45.0 million in cash and cash equivalents, $35.0 million of short-term, fixed-income investments and $220.0 million of long-term, fixed-income investments.

At May 31, 2003, cash and cash equivalents totaled $45.0 million, a decrease of $0.3 million as compared to February 28, 2003. The decrease in cash and cash equivalents resulted primarily from the purchase of long- and short-term fixed-income investments of $55.4 million, offset by sales and maturities of long- and short-term fixed-income investments of $48.9 million, and $1.5 million used to purchase property and equipment. These uses of cash were offset by $5.5 million of cash provided by our operating activities, $1.6 million of cash provided by our financing activities and by an increase of $0.6 million due to the impact of converting cash balances from foreign currencies into U.S. Dollars for financial reporting purposes.

Cash provided by operations of $5.5 million in the three months ended May 31, 2003, includes the net income of $1.5 million, adjusted to exclude the impact of non-cash revenues and expenses, which totaled $2.8 million. Changes in working capital items were a net source of cash of $1.2 million and include increases in accounts receivable ($1.8 million) and decreases in accounts payable ($2.8 million) and accrued expenses ($0.5 million). These were offset by increases in deferred revenue ($6.3 million). Our days sales outstanding decreased from 72 days at May 31, 2002 to 61 days at May 31, 2003. The decrease in accounts payable was due to a decision we made to accelerate payments to vendors in the current quarter, as opposed to making such payments in June, when scheduled. The increase in deferred revenue is due to our strong sales growth and the nature by which we generally obtain payments from customers for subscriptions to our technologies in advance of the subscription period. We expect cash flows from operations to remain flat during the quarter ending August 31, 2003 with cash flows from operations for the first quarter.

Cash used in investing activities of $8.0 million for the three months ended May 31, 2003 was comprised of the purchase of fixed-income investments, net of sales and maturities, of $6.5 million and purchases of property and equipment totaling $1.5 million.

Cash provided by financing activities of $1.6 million for the three months ended May 31, 2003 was primarily comprised of $1.6 million in proceeds from the issuance of common stock due to employees’

exercise of stock options and $0.4 million in proceeds from the issuance of stock under our Employee Stock Purchase Plan, offset by $0.4 million in payments made under capital lease obligations.

In August 2001, we entered into a $10.0 million line of credit, referred to previously as the working capital line of credit, with a financial institution. This line of credit is secured by certain of our fixed-income investments. The line bears interest at monthly LIBOR plus 1%. This line is available to the Company for up to 12 months and is to be used to provide additional working capital liquidity. On May 15, 2002, we increased the working capital line of credit to $15.0 million, all of which was outstanding at May 31, 2003. In August 2002, we renewed this line of credit for another 12 months. We intend to renew this working capital line of credit upon maturity.

For each of the past four fiscal quarters, ending with the fiscal quarter ended May 31, 2003, we have generated positive cash flows from operations. During these past 12 months, the total amount of cash provided by operations has been $10.1 million.

Factors Affecting Future Results

There are numerous factors that affect the Company’s future results. For a discussion of these and other factors affecting the Company’s business, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Future Results” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003.

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

Red Hat did not hold derivative financial instruments as of May 31, 2003, and has not held these types of investments in the past.

Foreign Currency Risk

Approximately 34% of the Company’s revenues for the three months ended May 31, 2003 were generated by sales outside the United States. The Company is exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and is subject to transaction gains and losses, which are recorded as a component in determining net income. Additionally, the assets and liabilities of the Company’s non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Unrealized translation gains and losses will be included as an adjustment to stockholders’ equity.

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

Disclosure controls and procedures as defined in rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION:

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description

3.1	Third Amended and Restated Certificate of Incorporation, as amended, of the registrant (incorporated by reference from Exhibit 3.1 to the registrants Form 10-Q/A filed on October 16, 2001)

10.1	Red Hat Inc. 1999 Stock Option and Incentive Plan, as amended and restated, filed herewith.

99.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1305, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 27, 2003	RED HAT, INC.

	By:	/S/ MATTHEW J. SZULIK
Matthew J. Szulik President and Chief Executive Officer (Officer on behalf of the Registrant)

	By:	/S/ KEVIN B. THOMPSON
Kevin B. Thompson Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

I, Matthew J. Szulik, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Red Hat, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

June 27, 2003

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

June 27, 2003

	By:	/S/ KEVIN B. THOMPSON
Kevin B. Thompson Chief Financial Officer (Principal Financial Officer)