Form 10-Q
period 2003-08-31
RED HAT INC
filed 2003-10-15
CIK 1087423

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of August 31, 2003, there were 172,548,447 shares of common stock outstanding.

RED HAT, INC.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands – except share amounts)

	August 31, 2003	February 28, 2003
ASSETS
Current assets:
Cash and cash equivalents	$43,368	$45,250
Investments in debt securities	54,335	45,216
Accounts receivable, net	21,479	17,429
Estimated earnings in excess of billings	7,164	6,978
Inventory	864	799
Prepaid expenses and other current assets	5,475	4,659

Total current assets	132,685	120,331
Property and equipment, net	24,848	22,972
Goodwill and intangibles, net	40,927	40,828
Investments in debt securities	209,030	201,874
Other assets, net	4,492	4,334

Total assets	$411,982	$390,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,693	$5,502
Accrued expenses	7,627	7,614
Deferred revenue	30,381	17,779
Short term payable	15,003	15,008
Current portion of capital lease obligations	1,189	1,240

Total current liabilities	59,893	47,143
Deferred lease credits	5,439	5,382
Capital lease obligations	849	1,393
Commitments and contingencies	—	—
Stockholders’ equity:
Noncontrolling interest in subsidiary	244	115
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.0001 par value, 300,000,000 shares authorized, 174,686,347 and 172,917,782 shares issued, and 172,548,447 and 170,779,882 shares outstanding at August 31, 2003 and February 28, 2003, respectively	17	17
Additional paid-in capital	636,004	630,798
Deferred compensation	(946)	(2,403)
Accumulated deficit	(285,548)	(290,404)
Treasury stock, 2,137,900 shares at August 31, 2003 and February 28, 2003, respectively	(7,436)	(7,436)
Accumulated other comprehensive income	3,466	5,734

Total stockholders’ equity	345,801	336,421

Total liabilities and stockholders’ equity	$411,982	$390,339

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands - except per share amounts)

	Three Months Ended		Six Months Ended
	August 31, 2003	August 31, 2002	August 31, 2003	August 31, 2002
	(Unaudited)		(Unaudited)
Subscription and services revenue:
Subscription:
Enterprise technologies	$14,918	$6,694	$27,207	$12,723
Retail	3,121	2,941	7,583	6,527
Embedded	490	761	1,136	1,802

Total subscription revenue	18,529	10,396	35,926	21,052

Services:
Enterprise technologies	9,147	9,993	18,186	17,810
Embedded development services	1,173	845	1,919	1,894

Total services revenue	10,320	10,838	20,105	19,704

Total subscription and services revenue	28,849	21,234	56,031	40,756

Cost of subscription and services revenue:
Subscription:
Enterprise technologies and retail	2,220	1,930	5,194	3,798
Embedded	90	129	219	250

Total cost of subscription revenue	2,310	2,059	5,413	4,048

Services:
Enterprise technologies	4,976	4,629	9,841	8,748
Embedded development services	695	931	1,479	2,092

Total cost of services revenue	5,671	5,560	11,320	10,840

Total cost of subscription and services revenue	7,981	7,619	16,733	14,888

Gross profit enterprise technologies and retail	19,990	13,069	37,941	24,514
Gross profit embedded	878	546	1,357	1,354

Total gross profit	20,868	13,615	39,298	25,868
Operating expense:
Sales and marketing	9,570	8,581	18,322	16,387
Stock-based sales and marketing expense	107	127	231	255
Research and development	6,104	4,817	11,883	9,604
Stock-based research and development expense	203	338	443	694
General and administrative	4,356	3,680	8,415	7,055
General and administrative – mergers and acquisitions and other	—	104	—	2,268
Stock-based general and administrative expense	273	453	811	904
Amortization of intangibles	15	213	15	612

Total operating expense	20,628	18,313	40,120	37,779

Gain (loss) from operations before extraordinary item	240	(4,698)	(822)	(11,911)
Other income (expense), net	3,097	2,747	5,678	5,633

Net income (loss) before extraordinary item	3,337	(1,951)	4,856	(6,278)

Extraordinary item-loss on disposal of discontinued operations	—	—	—	(261)

Net income (loss)	$3,337	$(1,951)	$4,856	$(6,539)

Basic income (loss) per common share
Net income (loss) before extraordinary item	$0.02	$(0.01)	$0.03	$(0.04)
Extraordinary item-loss on disposal of discontinued operations	—	—	—	(0.00)

Net income (loss)	$0.02	$(0.01)	$0.03	$(0.04)

Diluted income (loss) per common share
Net income (loss) before extraordinary item	$0.02	$(0.01)	$0.03	$(0.04)
Extraordinary item-loss on disposal of discontinued operations	—	—	—	(0.00)

Net income (loss)	$0.02	$(0.01)	$0.03	$(0.04)

Weighted average shares outstanding:
Basic	172,127	169,977	171,636	169,902
Diluted	182,377	169,977	181,185	169,902

The accompanying notes are an integral part of these consolidated financial statements.

Cash Flow

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended		Six Months Ended
	August 31, 2003	August 31, 2002	August 31, 2003	August 31, 2002
	(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net income (loss)	$3,337	$(1,951)	$4,856	$(6,539)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,546	1,632	2,920	3,428
Non-cash restructuring charges	—	—	—	1,359
Stock-based compensation expense	555	910	1,455	1,845
Noncontrolling interest in subsidiary	101	12	128	20
Non-cash interest expense	8	62	23	89
Provision for doubtful accounts	296	508	705	904
Provision for inventory obsolescence	—	61	—	88
Loss on sale/abandonment of property and equipment	—	—	—	290
Changes in operating assets and liabilities:
Accounts receivable	(3,178)	1,182	(4,940)	(2,414)
Inventory	(45)	196	(64)	(148)
Prepaid expenses	(716)	(1,381)	(827)	(2,035)
Intangibles and other assets	(316)	22	(319)	150
Accounts payable	2,041	(477)	(773)	(325)
Accrued expenses	529	(2,231)	86	(4,694)
Deferred revenue	6,270	1,491	12,601	2,226
Deferred lease credits	(37)	545	57	990

Net cash provided by (used in) operating activities	10,391	581	15,908	(4,766)

Cash flows from investing activities:
Purchase of investment securities	(38,051)	(42,031)	(93,497)	(72,758)
Proceeds from sales and maturities of investment securities	25,650	28,773	74,590	45,662
Purchase of property and equipment	(2,351)	(1,752)	(3,844)	(3,211)

Net cash used in investing activities	(14,752)	(15,010)	(22,751)	(30,307)

Cash flows from financing activities:
Proceeds from short term notes payable	21,000	12,193	42,957	30,938
Repayments of short term notes payable	(21,015)	(12,250)	(42,986)	(26,020)
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	—	422	—
Proceeds from exercise of common stock options and warrants	3,191	421	4,786	980
Payments on capital lease obligations	(217)	(381)	(584)	(644)

Net cash provided by financing activities	2,959	(17)	4,595	5,254

Effect of foreign currency exchange rates on cash and cash equivalents	(217)	353	366	689
Net decrease in cash and cash equivalents	(1,619)	(14,093)	(1,882)	(29,130)
Cash and cash equivalents at beginning of the period	44,987	40,431	45,250	55,468

Cash and cash equivalents at end of period	$43,368	$26,338	$43,368	$26,338

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

NOTE 2 - Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The interim consolidated financial statements as of and for the quarter ended August 31, 2003 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. The consolidated balance sheet at February 28, 2003 has been derived from the audited consolidated financial statements at that date. Operating results for the three and six month periods ended August 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending February 29, 2004. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended February 28, 2003.

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

Enterprise subscription revenue is comprised primarily of revenue from sales of Red Hat Enterprise Linux software solutions, Stronghold Enterprise Secure Web Server, software development tools, and technical support and maintenance fees. During fiscal 2003, the Company released the first of its Red Hat Enterprise Linux offerings, Red Hat AS, ES and WS. Red Hat Enterprise Linux products have a one year base subscription period. The base subscription entitles the end user to one year of maintenance, which entitles the end user to configuration support and updates and upgrades to the technology, when and if available, during the term of the subscriptions. The Company recognizes revenue from the sale of enterprise offerings ratably over the period of the subscription. Subscription relationships with large enterprise customers typically have contracts with multiple elements (i.e., delivered and undelivered products, maintenance and other services). The Company allocates revenue to each component of the contract based on objective evidence of its fair value, which is specific to the Company. The fair value of each element is based on the price if sold separately. Enterprise subscription revenue also includes revenue from large Unix to Linux migration arrangements which were sold prior to the release of Red Hat Enterprise Linux in May 2002. Revenue from these arrangements has generally been recognized ratably over the term of the arrangement as no other pattern of performance is discernible nor had there been specific evidence of the fair value of the elements of these arrangements. The term of the majority of these arrangements has expired and they have been replaced by subscriptions to Red Hat Enterprise Linux.

The Company’s current release at August 31, 2003 was Red Hat Enterprise Linux 2.1 which was first shipped in May 2002. The Company sells Red Hat Enterprise Linux subscription solutions through four channels: direct sales, original equipment manufacturers (OEMs), value-added resellers, and the Internet. Revenue recognition periods for each channel are based on the subscription period with Red Hat that the end purchasers of the subscriptions from these channels receive, which is generally one year.

In addition, enterprise subscription revenue is partially derived from sales of subscriptions to Red Hat Enterprise Network, and several other enterprise technologies that we distribute such as Red Hat Content Management Server and Red Hat Portal Server. Red Hat Content Management Server and Red Hat Portal Server are available as a layered technology on Red Hat Enterprise Linux as well as other operating systems. Red Hat Network is an Internet-based or inside the corporate firewall based systems management service to assure the security, availability and reliability of Red Hat Enterprise Linux, and other Red Hat enterprise software solutions. Red Hat Enterprise Network is sold in the form of a monthly or annual subscription. Revenue is recognized ratably over the subscription period.

Through its retail distributors, the Company sells Red Hat Linux consumer products. The retail product is currently offered in two versions: standard and professional. Each version has a different level of Red Hat support and software applications provided. During the three and six months ended August 31, 2003, Red Hat sold two different versions of Red Hat Linux (8.0 and 9). Red Hat also provides certain subscription services with Red Hat Linux for a period of time, not exceeding two months for no additional fee. The Company recognizes all of the revenue from the sale of Red Hat Linux ratably over the period that the subscription services are provided. A reserve for sales returns is recognized for sales of retail software products to distributors, who have a right of return, based on the Company’s historical experience of sell-through to the end user by the distributor. The return rate experienced by the Company over its last three retail product releases has averaged 18.0%.

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

SFAS 123, as amended by SFAS 148, requires the Company to disclose pro forma information regarding stock option grants issued to its employees. SFAS 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company’s Consolidated Statement of Operations because APB 25 specifies that no compensation charge arises when the exercise price of employees’ stock options equals the market value of the underlying stock at the grant date, as in the case of options granted to the Company’s employees. The fair value of options was estimated using the following assumptions for the three months ended August 31, 2003 and 2002:

	Three Months Ended August 31, 2003	Three Months Ended August 31, 2002
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	3.46%	3.59%
Expected volatility	93.09%	97.74%
Expected life (in years)	5	5

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock based employee compensation:

	Three Months Ended August 31, 2003	Three Months Ended August 31, 2002
Net income (loss), as reported	$3,337	$(1,951)
Add: book compensation expense	583	918
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(21,327)	(21,620)

Pro forma net loss	$(17,407)	$(22,653)

Earnings (loss) per share data:
Basic – as reported	$0.02	$(0.01)
Basic – proforma	$(0.10)	$(0.13)
Diluted – as reported	$0.02	$(0.01)
Diluted – pro forma	$(0.10)	$(0.13)

	Six Months Ended August 31, 2003	Six Months Ended August 31, 2002
Net income (loss), as reported	$4,856	$(6,539)
Add: book compensation expense	1,485	1,853
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(42,958)	(42,234)

Pro forma net loss	$(36,617)	$(46,920)

Earnings per share data:
Basic – as reported	$0.03	$(0.04)
Basic – proforma	$(0.21)	$(0.28)
Diluted – as reported	$0.03	$(0.04)
Diluted – pro forma	$(0.20)	$(0.28)

The weighted average estimated fair value of employee stock options granted was $5.43 and $4.17 per share during the three months ended August 31, 2003 and 2002, respectively.

Net Income (Loss) Per Common Share

The Company computes net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” (“SFAS 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net income (loss) per common share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share (“Diluted EPS”) is computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options. The calculation of net loss per share available to common stockholders does not include 8,512,226 and 8,669,145 potential shares of common stock equivalents for the three and six months ended August 31, 2002, respectively as their impact on net loss per share would be antidilutive.

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

The Company has international sales offices in the United Kingdom, France, Italy, Ireland, Germany, Hong Kong, Korea, Australia and Japan. The Company manages its international business on a Europe-wide and Asia Pacific-wide basis. The following disclosure aggregates individually immaterial international operations and separately discloses the significant international operations at and for the three and six months ended August 31, 2003 and 2002 (in thousands):

	North America	Europe	Asia Pacific and Japan	Total
	Three Months Ended August 31, 2003
Revenue from unaffiliated customers	$19,399	$5,440	$4,010	$28,849
Net income (loss)	$1,437	$516	$1,384	$3,337
Total assets	$386,482	$15,214	$10,286	$411,982

	Three Months Ended August 31, 2002
Revenue from unaffiliated customers	$15,390	$3,241	$2,603	$21,234
Net income (loss)	$(4,070)	$1,280	$839	$(1,951)
Total assets	$361,222	$9,106	$5,253	$375,581

	Six Months Ended August 31, 2003
Revenue from unaffiliated customers	$37,260	$11,137	$7,634	$56,031
Net income (loss)	$(88)	$2,541	$2,403	$4,856
Total assets	$386,482	$15,214	$10,286	$411,982

	Six Months Ended August 31, 2002
Revenue from unaffiliated customers	$29,339	$6,533	$4,884	$40,756
Net income (loss)	$(10,918)	$2,835	$1,544	$(6,539)
Total assets	$361,222	$9,106	$5,253	$375,581

General and Administrative—Mergers and Acquisitions Expense

General and administrative – mergers and acquisitions expense includes legal costs incurred related to acquisitions accounted for under the pooling of interests method of accounting. The Company incurred no general and administrative – mergers and acquisitions expense in the three and six month periods ended August 31, 2003. General and administrative – mergers and acquisitions expense during the three and six month periods ended August 31, 2002 totaled $100,000 and $2.3 million, respectively.

Comprehensive Income

The Company’s items of accumulated other comprehensive income (loss) during the three and six months ended August 31, 2003 totaled $(4.3) million and $(2.3), respectively, and are comprised of an unrealized loss on investments in marketable debt securities of $4.1 million and $2.6 million, respectively, and a foreign currency translation adjustment of $(207,000) and $364,000, respectively. The Company’s items of other comprehensive income (loss) during the three and six months ended August 31, 2002 totaled $3.2 million and $4.3 million, respectively, and are comprised of an unrealized gain on investments in marketable debt securities of $2.8 million and $3.6 million, respectively, and a foreign currency translation adjustment of $353,000 and $689,000, respectively. As of August 31, 2003, the Company holds investments in debt securities with a net unrealized gain of $4.0 million.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support for the other parties. FIN 46 has been deferred until the first reporting period after December 31, 2003. The Company is currently evaluating the adoption of FIN 46 and its impact on our financial statements.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). FASB Statements No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 149 amends SFAS 133 for certain decisions made by the FASB as part of the Derivatives Implementation Group (DIG) process. SFAS 149 contains amendments relating to FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements”, and SFAS No. 65, “Accounting for Certain Mortgage Banking Activities”, SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, SFAS No. 95, “Statement of Cash Flows”, and SFAS No. 126, “Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities”. As the Company does not currently engage in hedging activities nor hold any derivative financial instruments, the adoption of SFAS No. 149 will not impact its financial position.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective on September 1, 2003. The Company currently has no financial instruments which are impacted by SFAS 150, therefore, the adoption of SFAS 150 will not have a material impact on its financial position.

NOTE 3-Supplemental Reconciliation of Change in Total Cash and Investments in Debt Securities

RED HAT, INC.

CASH FLOW SUMMARY

(In thousands)

	Three Months Ended August 31, 2003	Three Months Ended August 31, 2002	Six Months Ended August 31, 2003	Six Months Ended August 31, 2002
Net income (loss)	$3,337	$(1,951)	$4,856	$(6,539)
Non-cash expenses	2,506	3,185	5,231	8,023
Net change in working capital items	4,548	(653)	5,821	(6,250)

Net cash provided by operating activities	10,391	581	15,908	(4,766)
Cash flows from investing activities:
Purchases of property and equipment	(2,351)	(1,752)	(3,844)	(3,211)
Net change in market value of debt securities	(4,055)	2,823	(2,632)	3,602

Net cash provided by (used in) investing activities	(6,406)	1,071	(6,476)	391
Net cash provided by (used in) financing activities	2,959	(17)	4,595	5,254
Effect of foreign currency exchange rates on cash and cash equivalents	(217)	353	366	689

Net increase in cash and investments	6,727	1,988	14,393	1,568
Cash and investments at beginning of period	300,006	286,557	292,340	286,977

Cash and investments at end of period	$306,733	$288,545	$306,733	$288,545

NOTE 4 - Goodwill and Identifiable Intangible Assets

Identifiable intangible assets consist primarily of trademarks, copyrights and patents, which are amortized over the estimated useful life ranging from three to 15 years. The following is a summary of identifiable intangible assets (in thousands):

	As of August 31, 2003			As of February 28, 2003
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$3,353	$(2,447)	$906	$4,196	$(3,465)	$731

In conjunction with the adoption of SFAS 142, the Company completed the required transitional impairment test as of August 31, 2002 and the annual impairment test as of February 28, 2003 and no goodwill impairment was deemed necessary. The following is a summary of goodwill by segment for the three and six months ended August 31, 2003 (in thousands):

	Enterprise	Embedded	Consolidated
Balance at February 28, 2003	$20,581	$19,516	$40,097
Add: acquisition	—	—	—
Less: impairment	—	—	—
Impact of foreign currency fluctuations	(4)	—	(4)

Balance at May 31, 2003	20,577	19,516	40,093

Add: acquisition	—	—	—
Less: impairment	—	—	—
Impact of foreign currency fluctuations	(72)	—	(72)

Balance at August 31, 2003	$20,505	$19,516	$40,021

No impairments were required to be recognized during the six months ended August 31, 2003 or the year ended February 28, 2003.

NOTE 5 - Legal Proceedings

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

Commencing on or about March 29, 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. On August 8, 2001, Chief Judge Mukasey of the federal district court for the Southern District of New York issued an order that transferred all of the so-called IPO allocation actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings. The court has consolidated the actions by issuer, and the Red Hat actions have been consolidated into a single action. The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages. No discovery has occurred to date. The individual director and officer defendants have been dismissed from the case without prejudice. The Company believes these complaints are without merit and will defend itself vigorously in this matter. No assurance can be given, however, that this matter will be resolved in the Company’s favor. The Company, among other issuers, the plaintiffs, and the insurers have agreed, in concept, to a proposed settlement whereby the Company would be released from this litigation. That proposed settlement has not been submitted to the court for its consideration, and there is no certainty that the court will approve the settlement.

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

Commencing August 4, 2003, the Company filed suit against The SCO Group, Inc. (“SCO”) in the U.S. District Court for the District of Delaware (Civil Action No. 03-722 SLR) (the “Action”) seeking a declaratory judgment that the Company is not infringing any of SCO’s intellectual property rights. In addition, the Company has asserted claims against SCO under Delaware and federal law, including deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, trade libel and violations of the Lanham Act. The Company contends that SCO has made false and misleading public statements alleging that software code, in which SCO claims to own copyrights and trade secrets, was misappropriated and incorporated into the Company’s product and has threatened legal action. On September 15, 2003, SCO filed a Motion to Dismiss contending, among other things, that there exists no actual controversy that would warrant the declaratory judgment the Company seeks. The Company filed an opposition to the Motion to Dismiss and intends to vigorously prosecute the Action. At this early stage of the proceedings no assurance can be given as to the outcome.

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

OVERVIEW

We are the recognized global technology and brand leader in providing an enterprise operating platform based on open source technology for the information technology infrastructure of the Global 2000. We apply our technology leadership to create our enterprise operating platform, Red Hat Enterprise Linux and related layered infrastructure technology solutions based on open source technology. Our enterprise solutions meet the functionality requirements and performance demands of the large enterprise and the third-party computer hardware and third-party software applications that are critical to the large enterprise. In April 2002, we launched the first in a line of Red Hat Enterprise Linux solutions for large enterprise customers; Red Hat Enterprise Linux AS. Red Hat Enterprise Linux AS was available for shipment in August 2002. Red Hat Enterprise Linux AS was developed to compete with proprietary Unix and Windows 2000 as the primary operating platform for applications in the middle tier and data center of the information technology infrastructure of large enterprises. In March 2003, we launched three additional technology solutions in the Red Hat Enterprise Linux line: Red Hat Enterprise Linux ES, Red Hat Enterprise Linux WS and Red Hat Enterprise Network. Red Hat Enterprise Linux ES and WS broaden the areas of the information technology infrastructure to which our enterprise operating platforms are relevant. Red Hat Enterprise Network broadens our systems management service offerings for the large enterprise by providing a robust management service that can dramatically lower the management cost of the IT infrastructure of the large enterprise.

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

Enterprise subscription revenue is comprised primarily of revenue from sales of Red Hat Enterprise Linux software solutions, Stronghold Enterprise Secure Web Server, software development tools, and technical support and maintenance fees. During fiscal 2003, we released the first of our Red Hat Enterprise Linux offerings, Red Hat AS. During fiscal 2004, we released additional Red Hat Enterprise Linux offerings, Red Hat ES and WS. Our Red Hat Enterprise Linux products have a one year base subscription period. The base subscription entitles the end user to one year of maintenance, which entitles the end user to configuration support and updates and upgrades to the technology, when and if available, during the term of the subscriptions. We recognize revenue from the sale of our enterprise offerings ratably over the period of the subscription. Our relationships with our large enterprise customers typically have contracts with multiple elements (i.e., subscriptions to Red Hat Enterprise Linux, maintenance and other products or services). We allocate revenue to each component of the contract based on objective evidence of its fair value, which is specific to us. The fair value of each element is based on the price if sold separately. Enterprise subscription revenue also includes revenue from several large Unix to Linux migration arrangements which were sold prior to the release of Red Hat Enterprise Linux in August 2002. Revenue from these arrangements has been recognized ratably over the term of the arrangement, as no other pattern of performance has been discernible nor has there been specific evidence of the fair value of the elements of these arrangements. The term of the majority of these arrangements has expired and they have been replaced by subscriptions to Red Hat Enterprise Linux.

Our current Red Hat Enterprise Linux release is 2.1 which was first shipped in May 2002. We sell Red Hat Linux subscription solutions through four channels: direct sales, original equipment manufacturers (“OEMs”), value-added resellers and the Internet. Revenue recognition periods for each channel are generally based on the subscription period with Red Hat that the end purchasers of the subscriptions from these channels receive, which is generally one year.

In addition, our enterprise subscription revenue is partially derived from sales of subscriptions to Red Hat Enterprise Network and several other enterprise technologies that we distribute. Red Hat Enterprise Network is an Internet-based or inside the corporate firewall based systems management service to assure the security, availability and reliability of Red Hat Enterprise Linux, and other Red Hat enterprise solutions. Red Hat Enterprise Network is sold in the form of a monthly or annual subscription. Revenue is recognized ratably over the subscription period.

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

Impairment of Long-Lived Assets

We evaluate the recoverability of our property and equipment and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets.

RESULTS OF OPERATIONS

Three Months Ended August 31, 2003 and August 31, 2002

Total revenue

Total revenue increased 35.9% to $28.8 million in the three months ended August 31, 2003 from $21.2 million in the three months ended August 31, 2002. This increase was driven by significant growth in our enterprise subscription revenues partially offset by a decrease in fees received for adding certain functionality to Red Hat Enterprise Linux for major hardware partners .

Subscription revenue

Subscription revenue is comprised of revenue from enterprise technologies (Red Hat Enterprise Linux and Red Hat Enterprise Network), retail technologies and embedded customers. Subscription revenue increased by 78.2% to $18.5 million for the three months ended August 31, 2003 from $10.4 million for the three months ended August 31, 2002.

Enterprise technologies subscription

Enterprise technologies revenue primarily relates to both direct and indirect sales of Red Hat Enterprise Linux and other related enterprise software solutions such as Red Hat Content Management Server and Red Hat Portal Server, and sales of subscriptions to Red Hat Enterprise Network. Enterprise technologies revenue increased 122.9% to $14.9 million for the three months ended August 31, 2003 from $6.7 million for the three months ended August 31, 2002. The increase is directly related to subscriptions to Red Hat Enterprise Linux and Red Hat Enterprise Network sold in previous quarters. These Enterprise offerings are important as they are sold with renewable subscriptions and all have twelve month revenue recognition periods to match the related support obligation. As a result of our twelve month revenue recognition policy, for each subscription sold in a given quarter, we generally recognize a portion of the revenue related to that subscription in the current quarter, based on the period of time between the date of the sale and the end of the quarter, and the remainder in subsequent quarters. For the three month period ended August 31, 2003, we sold approximately 26,000 subscriptions to our Red Hat Linux AS, ES and WS platforms, compared to 8,000 subscriptions to Red Hat Enterprise Linux 2.1 in the same period last year.

Retail

Retail revenue, which consists of sales of Red Hat Linux to consumers through either value added resellers or distributors, increased 6.1% to $3.1 million for the three months ended August 31, 2003 from $2.9 million for the three months ended August 31, 2002. We will continue to address the consumer market with our Red Hat Linux release which historically occurs every six months. However, this market is no longer a strategic source of revenue for the Company but instead represents a channel for providing leading edge technology to sophisticated users. These users will help us improve new technology to the point it has the stability to be introduced into our Enterprise offerings.

Embedded

Embedded subscription revenue decreased 35.6% to $0.5 million for the three months ended August 31, 2003 from $.8 million for the three months ended August 31, 2002. The decrease in embedded markets is primarily due to the continued weak performance of the semiconductor and telecommunications industries which has impacted research and development spending. We will continue to maintain a small and strategic presence in this market as we believe that a Linux/open source platform will provide a significant value advantage in the embedded market in the future.

Services revenue

Enterprise technologies services

Enterprise technologies services include fees received from enterprise customers for deployment of Red Hat enterprise technologies, customer training and education fees and fees received for adding certain functionality to Red Hat Enterprise Linux for our major hardware partners. Enterprise technologies services revenue decreased 8.5% to $9.1 million in the three months ended August 31, 2003 from $10.0 million in the three months ended August 31, 2002. The decrease in enterprise technologies services revenue is primarily due to a decrease in fees received for adding certain functionality to Red Hat

Enterprise Linux for major hardware partners of $1.8 million and a decrease in consulting revenues related to the deployment of Red Hat enterprise technologies of $500,000 million partially offset by an increase in revenues from our customer training and education business of $1.6 million. We continue to view our customer training and education business as a leading indicator of demand for the use of our Red Hat Enterprise Linux technologies by enterprise customers and we have experienced five consecutive quarters of record enrollment into our open training courses. The adoption of Linux as a primary computing platform increases the need to train system administrators and developers.

Embedded services

Embedded services revenue increased 38.8% to $1.2 million for the three months ended August 31, 2003 from $.8 million for the three months ended August 31, 2002. The increase in embedded markets is due to an increase in embedded bookings in the second quarter of the current fiscal year.

Cost of revenue

Cost of subscription revenue

Cost of enterprise subscription revenue primarily consists of expenses we incur to manufacture, package, distribute, support and maintain our solutions. These costs include expenses for physical media, literature and packaging, fulfillment and shipping, labor related costs to provide technical support and maintenance and bandwidth costs for Red Hat Enterprise Network. Cost of subscription revenue increased 15.0% to $2.2 million in the three months ended August 31, 2003 from $1.9 million in the three months ended August 31, 2002. Consistent with our increase in enterprise subscription revenue, the costs associated with delivering the physical product and a high level of technical support, which is included with our Red Hat Enterprise Linux offerings, have increased as well. However gross margins have continued to show strong percentage improvement due to the scalability of our subscription model.

Cost of services revenue

Cost of services revenue is primarily comprised of salaries and related costs — including non-cash, stock-based compensation charges — incurred for our personnel to deliver custom development, open source consulting engineering, training and education, and hardware certification services. We incur no direct costs related to royalties received from the licensing of our trademarks to third parties. Cost of services revenue increased 7.5% to $5.0 million in the three months ended August 31, 2003 from $4.6 million in the three months ended August 31, 2002. The slight increase is related to the increase in revenue generated by our global learning services organization, partially offset by a decrease in headcount in our professional consulting organization.

Gross Profit

Gross profit increased 53.3% to $20.9 million in the three months ended August 31, 2003 from $13.6 million in the three months ended August 31, 2002. This increase was entirely due to the increase in revenue and profitability related to our high gross margin Red Hat Enterprise Linux and Red Hat Enterprise Network offerings which were introduced in the year ended February 28, 2003. Our gross margins on enterprise subscriptions revenues have increased to 88% in the second quarter of fiscal 2004 from 80% in the same prior year quarter. The Embedded segment had gross profit of $0.9 million in the three months ended August 31, 2003 as compared to $0.5 million in the three months ended August 31, 2002. This increase in Embedded margins is due to a number of significant new contracts being signed in the second quarter of fiscal 2004, which improved our gross margins.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs — including non-cash, stock-based compensation charges — for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and tradeshows. Sales and marketing expense increased 11.1% to $9.7 million in the three months ended August 31, 2003 from $8.7 million in the three months ended August 31, 2002. This increase was primarily due to an investment in our International sales force in order to accelerate the adoption of Red Hat Enterprise Linux in the European and Japanese markets. We have also expanded into new territories such as Korea.

Research and development

Research and development expense consists primarily of personnel and related costs — including non-cash, stock-based compensation charges — for development of software technologies and systems management offerings. Research and development expense increased 22.3% to $6.3 million in the three months ended August 31, 2003 from $5.2 million in the three months ended August 31, 2002. The increase in research and development expense resulted from an increase in engineering headcount to support the development and integration of our Red Hat Enterprise Linux operating platforms and Red Hat Enterprise Network and annual compensation increases for our staff which occurred in July 2003.

General and administrative

General and administrative expense consists primarily of personnel and related costs — including non-cash, stock-based compensation charges — for general corporate functions, including finance, accounting, legal, human resources, facilities and information systems expenses. General and administrative expense increased 4.4% to $4.6 million in the three months ended August 31, 2003 from $4.5 million in the three months ended August 31, 2002. This increase relates primarily to increased administrative costs as a result of international expansion activities, increased health and directors and officers’ insurance costs and annual compensation increases for our staff which occurred in July 2003.

Other income (expense), net

Other income (expense), net consists of interest income earned on cash deposited in money market accounts and invested in short- and long-term fixed income instruments, net of interest expense incurred on short-term debt and capital leases and foreign currency revaluation gains and losses, net. Other income (expense), net, increased to $3.1 million in the three months ended August 31, 2003 from $2.7 million in the three months ended August 31, 2002. These amounts are net of interest expense of $97,000 in the three months ended August 31, 2003 and $134,000 in the three months ended August 31, 2002. The increase primarily resulted from foreign currency gains due to the strengthening of the U.S dollar against the Euro and Japanese Yen.

Six Months Ended August 31, 2003 and August 31, 2002

Total revenue

Total revenue increased 37.5% to $56.0 million in the six months ended August 31, 2003 from $40.8 million in the six months ended August 31, 2002. This increase was driven by significant growth in our enterprise subscription revenues of our business partially offset by a decline in the embedded segment of our business.

Subscription revenue

Subscription revenue increased to $35.9 million for the six months ended August 31, 2003 from $21.1 million for the three months ended August 31, 2002.

Enterprise technologies subscription

Enterprise technologies revenue increased 113.8% to $27.2 million for the six months ended August 31, 2003 from $12.7 million for the six months ended August 31, 2002. The increase is directly related to the subscriptions of Red Hat Enterprise Linux and Red Hat Enterprise Network sold in previous quarters. These Enterprise offerings are important as they are sold with renewable subscriptions and all have twelve month revenue recognition periods to match the related support obligation. As a result of our twelve month revenue recognition policy, for each subscription sold in a given quarter, we generally recognize a portion of the revenue related to that subscription in the current quarter, based on the period of time between the date of the sale and the end of the quarter, and the remainder in subsequent quarters.

Retail

Retail revenue increased 16.2% to $7.6 million for the six months ended August 31, 2003 from $6.5 million for the six months ended August 31, 2002. We will continue to address the consumer market with our Red Hat Linux release which historically occurs every six months. However, this market is no longer a strategic source of revenue for the Company but instead represents a channel for providing leading edge technology to sophisticated users. These users will help us improve new technology to the point it has the stability to be introduced into our Enterprise offerings.

Embedded

Embedded subscription revenue decreased 37.0% to $1.1 million for the six months ended August 31, 2003 from $1.8 million for the six months ended August 31, 2002. The decrease in embedded markets is primarily due to the continued weak performance of the semiconductor and telecommunications industries which has impacted research and development spending. We will continue to maintain a small and strategic presence in this market as we believe that a Linux/open source platform will provide a significant value advantage in the embedded market in the future.

Services revenue

Enterprise technologies services

Enterprise technologies services revenue increased 2.1% to $18.2 million in the six months ended August 31, 2003 from $17.8 million in the six months ended August 31, 2002. The increase in enterprise technologies services revenue is primarily due to an increase in revenues from our customer training and education business of $2.7 million or 31.0% which is experiencing record enrollment partially offset by a decrease in fees received for adding certain functionality to Red Hat Enterprise Linux for major hardware partners. We continue to view our customer training and education business as a leading indicator of demand for the use of our Red Hat Enterprise Linux technologies by enterprise customers and we have experienced five consecutive quarters of record enrollment into our open training courses. The adoption of Linux as a primary computing platform increases the need to train system administrators and developers.

Embedded services

Embedded services revenue was flat at $1.9 million for the six months ended August 31, 2003 from the same period in the prior year.

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue increased 33.7% to $5.4 million in the six months ended August 31, 2003 from $4.0 million in the six months ended August 31, 2002. Consistent with our increase in enterprise subscription revenue, the costs associated with delivering the physical product and a high level of technical support, which is included with our Red Hat Enterprise Linux offerings, have increased as well. However, our gross margins have continued to increase as a percentage of enterprise subscription revenues due to the scalability of our model.

Cost of services revenue

Cost of services revenue increased 4.4% to $11.3 million in the six months ended August 31, 2003 from $10.8 million in the six months ended August 31, 2002. The slight increase is related to the increase in revenue generate by our global learning services organization and annual compensation increases for our staff which occurred in July 2003, partially offset by a decrease in headcount in our professional consulting organization.

Gross Profit

Gross profit increased 51.9% to $39.3 million in the six months ended August 31, 2003 from $25.9 million in the six months ended August 31, 2002. This increase was entirely due to the increase in revenue and profitability related to our high gross margin Red Hat Enterprise Linux and Red Hat Enterprise Network offerings which were introduced in the year ended February 28, 2003. The Embedded segment had flat gross profit of $1.4 million in the six months ended August 31, 2003 and August 31, 2002.

Operating expenses

Sales and marketing

Sales and marketing expense increased 11.5% to $18.6 million in the six months ended August 31, 2003 from $16.6 million in the six months ended August 31, 2002. This increase was primarily due to an investment in our International sales force in order to accelerate the adoption of Red Hat Enterprise Linux in the European and Japanese markets. We have also expanded into new territories such as Korea.

Research and development

Research and development expense increased 19.7% to $12.3 million in the six months ended August 31, 2003 from $10.3 million in the six months ended August 31, 2002. The increase in research and development expense resulted from an increase in engineering headcount to support the development and integration of our Red Hat Enterprise Linux operating platforms and Red Hat Enterprise Network and annual compensation increases for our staff which occurred in July 2003.

General and administrative

General and administrative expense decreased 14.7% to $9.2 million in the six months ended August 31, 2003 from $10.8 million in the six months ended August 31, 2002. This decrease relates primarily to a decrease in general and administrative—merger and acquisitions expense partially offset by increased administrative costs as a result of international expansion activities, and increased health and directors and officers’ insurance costs.

Other income (expense), net

Other income (expense), net increased to $5.7 million in the six months ended August 31, 2003 from $5.6 million in the six months ended August 31, 2002. These amounts are net of interest expense of $0.2 million in the six months ended August 31, 2003 and $0.2 million in the six months ended August 31,

2002. The increase in other income (expense), net resulted from a slight decrease in interest expense related to the Company’s working capital line of credit due to smaller average outstanding balances under the line of credit during the six months ended August 31, 2003 as compared to the six months ended August 31, 2002.

Liquidity and Capital Resources

We have historically derived a significant portion of our liquidity and operating capital from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and secondary public offerings, and borrowings under our working capital line of credit. However, during the last four fiscal quarters, ending with the quarter ended August 31, 2003, we have generated $19.9 million of cash through our operating activities, including $10.4 million in the current quarter. At August 31, 2003, we had total cash and investments of $306.7 million, which is comprised of $43.4 million in cash and cash equivalents, $54.3 million of short-term, fixed-income investments and $209.0 million of long-term, fixed-income investments. At February 28, 2003, we had total cash and investments of $292.3 million, which was comprised of $45.2 million in cash and cash equivalents, $45.2 million of short-term, fixed-income investments and $201.9 million of long-term, fixed-income investments.

At August 31, 2003, cash and cash equivalents totaled $43.4 million, a decrease of $1.9 million as compared to February 28, 2003. The decrease in cash and cash equivalents resulted primarily from the purchase of long- and short-term fixed-income investments of $93.5 million, and $3.8 million used to purchase equipment. These uses of cash were offset by $74.6 million in proceeds from the sale or maturity of long- and short-term fixed-income investments, $15.9 million in cash provided by operations and $5.2 million in proceeds received from the exercise of stock options and by the issuance of stock under our employee stock purchase plan.

Cash provided by operations of $15.9 million in the six months ended August 31, 2003, as compared to cash used in operations of $4.8 million in the six months ended August 31, 2002, includes net income of $4.9 million, adjusted to exclude the impact of non-cash revenues and expenses, which totaled $5.2 million. Changes in working capital items were a net source of cash of $5.8 million and is due to an increase in deferred revenue of $12.6 million offset by: an increase in accounts receivable ($4.9 million), increases in prepaid expenses and other assets ($1.1 million), and decreases in accounts payable and accrued expenses ($687,000). The $20.7 million improvement in cash flow from operations is due primarily to a significant improvement in our profitability of $11.4 million - from a net loss of $6.5 million for the six months ended August 31, 2002 to net income of $4.9 million for the six months ended August 31, 2003 and due to the increase in our deferred revenues related to sales of annual subscriptions to Red Hat Enterprise Linux.

Cash used in investing activities of $22.8 million for the six months ended August 31, 2003 was comprised of the purchase of fixed-income investments, net of sales and maturities, of $18.9 million and expenditures for property and equipment totaling $3.8 million.

Cash provided by financing activities of $4.6 million for the six months ended August 31, 2003 was primarily due to $5.2 million in proceeds from the exercise of common stock options and the issuance of common stock under our employee stock purchase plan, offset by $584,000 of payments made for capital lease obligations. The $43.0 million in proceeds from borrowings from our Working Capital Line of Credit were equally offset by repayments against this line of credit. Thus, net borrowings during the six months ended August 31, 2003 had no impact on our cash flow.

In August 2001, we entered into a $10.0 million line of credit, referred to previously as the working capital line of credit, with a financial institution. This line of credit is secured by certain of our fixed-income investments. The line bears interest at monthly LIBOR plus 1% (2.11% at August 31, 2003). This line was available to the Company for up to 12 months and is to be used to provide additional working capital liquidity. On May 15, 2002, we increased the working capital line of credit to $15.0 million, all of which was outstanding at August 31, 2003. In August 2003, we renewed this working capital line of credit for another year on the same terms.

Factors Affecting Future Results

There are numerous factors that affect the Company’s future results. For a discussion of these and other factors affecting our business, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Future Results” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2003.

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of fixed-income securities, including both government and corporate obligations and money market funds.

We did not hold derivative financial instruments as of August 31, 2003, and have not held these types of investments in the past.

Foreign Currency Risk

Approximately 33% of our revenues for the three months ended August 31, 2003 were generated by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. Additionally, the assets and liabilities of our non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Unrealized translation gains and losses will be included as an adjustment to stockholders’ equity.

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In addition, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated whether any significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report. Based on that evaluation we have concluded that there has been no change in our internal control over financial reporting during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The material set forth in Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 31, 2003, we held our annual meeting of stockholders in Raleigh, North Carolina. At this meeting, the stockholders:

1. Elected three members of the board of directors to serve for a three-year term as Class I Directors;

2. Ratified the selection of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ended February 29, 2004.

Indicated below are the results of the stockholder votes for the matters listed above:

No.	Matter	For	Against/Withheld	Abstain	Broker Non- Votes
1	Election of Dr. W. Steve Albrecht	123,613,775	419,887	N/A	N/A
1	Election of F. Selby Wellman	122,714,834	1,318,828	N/A	N/A
1	Election of Dr. Marye Anne Fox	122,714,834	1,318,828	N/A	N/A
2	Ratification of PricewaterhouseCoopers LLP	120,630,464	3,289,257	113,941	N/A

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description
33.1	CERTIFICATION OF MATTHEW J. SZULIK, CHIEF EXECUTUVE OFFICER, PRESIDENT AND CHAIRMAN OF THE BOARD OF DIRECTORS, PURSUANT TO RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

33.2	CERTIFICATION OF KEVIN B. THOMPSON, CHIEF FINANCIAL OFFICER, PURSUANT TO RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

32.1	CERTIFICATIONS OF MATTHEW J. SZULIK, CHIEF EXECUTUVE OFFICER, PRESIDENT AND CHAIRMAN OF THE BOARD OF DIRECTORS, AND KEVIN B. THOMPSON, CHIEF FINANCIAL OFFICER, PURSUANT TO 18 U.S.C. SECTION 1350

(b) Reports on Form 8-K

On June 17, 2003, we furnished a Current Report on Form 8-K under Item 9 containing a copy of our earnings release for the fiscal quarter ended May 31, 2003 pursuant to Item 12 (Results of Operations and Financial Condition).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 15, 2003	RED HAT, INC.

	By:	/s/ MATTHEW J. SZULIK
Matthew J. Szulik
President and Chief Executive Officer
(Officer on behalf of the Registrant)

	By:	/s/ KEVIN B. THOMPSON
Kevin B. Thompson
Chief Financial Officer
(Principal Financial Officer)