Form 10-Q
period 2003-11-30
RED HAT INC
filed 2004-01-06
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to            .

Commission File Number: 000-26281

RED HAT, INC.

(Exact name of registrant as specified in its charter)

Delaware

(State of Incorporation)

06-1364380

(I.R.S. Employer Identification No.)

1801 Varsity Drive, Raleigh, North Carolina 27606

(Address of principal executive offices, including Zip Code)

(919) 754-3700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of November 30, 2003, there were 175,260,239 shares of common stock outstanding.

RED HAT, INC.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands – except share amounts)

	November 30, 2003	February 28, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,315	$45,250
Investments in debt securities	36,269	45,216
Accounts receivable, net	30,292	17,429
Estimated earnings in excess of billings	5,364	6,978
Inventory	614	799
Prepaid expenses and other current assets	4,599	4,659

Total current assets	138,453	120,331
Property and equipment, net	24,745	22,972
Goodwill and intangibles, net	41,048	40,828
Investments in debt securities	231,225	201,874
Other assets, net	4,372	4,334

Total assets	$439,843	$390,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,628	$5,502
Accrued expenses	8,559	7,614
Deferred revenue	42,270	17,779
Short term payable	15,003	15,008
Current portion of capital lease obligations	1,116	1,240

Total current liabilities	71,576	47,143
Deferred lease credits	5,399	5,382
Capital lease obligations	584	1,393
Commitments and contingencies	—	—
Stockholders’ equity:
Noncontrolling interest in subsidiary	292	115
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.0001 par value, 300,000,000 shares authorized, 177,398,139 and 172,917,782 shares issued, and 175,260,239 and 170,779,882 shares outstanding at November 30, 2003 and February 28, 2003, respectively	18	17
Additional paid-in capital	647,301	630,798
Deferred compensation	(562)	(2,403)
Accumulated deficit	(281,403)	(290,404)
Treasury stock, 2,137,900 shares at November 30, 2003 and February 28, 2003, respectively	(7,436)	(7,436)
Accumulated other comprehensive income	4,074	5,734

Total stockholders’ equity	362,284	336,421

Total liabilities and stockholders’ equity	$439,843	$390,339

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands - except per share amounts)

	Three Months Ended		Nine Months Ended
	November 30, 2003	November 30, 2002	November 30, 2003	November 30, 2002

	(Unaudited)		(Unaudited)
Subscription and services revenue:
Subscription:
Enterprise technologies	$17,779	$6,891	$44,986	$19,284
Retail	3,727	5,557	11,310	12,364
Embedded	466	709	1,602	2,511

Total subscription revenue	21,972	13,157	57,898	34,159

Services:
Enterprise technologies	9,887	10,071	28,073	27,831
Embedded development services	1,229	1,050	3,148	3,044

Total services revenue	11,116	11,121	31,221	30,875

Total subscription and services revenue	33,088	24,278	89,119	65,034

Cost of subscription and services revenue:
Subscription:
Enterprise technologies and retail	2,684	2,285	7,878	6,083
Embedded	69	124	288	374

Total cost of subscription revenue	2,753	2,409	8,166	6,457

Services:
Enterprise technologies	5,356	4,911	15,197	13,659
Embedded development services	1,003	868	2,482	2,960

Total cost of services revenue	6,359	5,779	17,679	16,619

Total cost of subscription and services revenue	9,112	8,188	25,845	23,076

Gross profit enterprise technologies and retail	23,353	15,323	61,294	39,737
Gross profit embedded	623	767	1,980	2,221

Total gross profit	23,976	16,090	63,274	41,958

Operating expense:
Sales and marketing	10,064	8,147	28,386	24,534
Stock-based sales and marketing expense	180	125	411	380
Research and development	7,002	5,422	18,885	15,026
Stock-based research and development expense	227	239	670	933
General and administrative	4,873	3,995	13,288	11,050
General and administrative – mergers and acquisitions and other	—	—	—	2,268
Stock-based general and administrative expense	107	778	918	1,682
Amortization of intangibles	23	278	38	890

Total operating expense	22,476	18,984	62,596	56,763

Income (loss) from operations before extraordinary item	1,500	(2,894)	678	(14,805)
Other income (expense), net	2,645	3,108	8,323	8,741

Income (loss) before extraordinary item	4,145	214	9,001	(6,064)

Extraordinary item-loss on disposal of discontinued operations	—	—	—	(261)

Net income (loss)	$4,145	$214	$9,001	$(6,325)

Basic income (loss) per common share

Income (loss) before extraordinary item	$0.02	$0.00	$0.05	$(0.04)
Extraordinary item-loss on disposal of discontinued operations	—	—	—	(0.00)

Net income (loss)	$0.02	$0.00	$0.05	$(0.04)

Diluted income (loss) per common share

Income (loss) before extraordinary item	$0.02	$0.00	$0.05	$(0.04)
Extraordinary item-loss on disposal of discontinued operations	—	—	—	(0.00)

Net income (loss)	$0.02	$0.00	$0.05	$(0.04)

Weighted average shares outstanding:
Basic	173,996	170,183	172,417	169,995
Diluted	184,210	178,268	185,641	169,995

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended		Nine Months Ended
	November 30, 2003	November 30, 2002	November 30, 2003	November 30, 2002
	(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net income (loss)	$4,145	$214	$9,001	$(6,325)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,654	1,547	4,573	4,975
Non-cash restructuring charges	—	—	—	1,359
Stock-based compensation expense	384	814	1,839	2,659
Noncontrolling interest in subsidiary	48	—	176	20
Non-cash interest expense	4	54	27	143
Provision for doubtful accounts	292	237	997	1,141
Provision for inventory obsolescence	40	—	40	88
Loss on sale/abandonment of property and equipment	—	—	—	290
Changes in operating assets and liabilities:
Accounts receivable	(7,305)	1,032	(12,245)	(1,382)
Inventory	209	(173)	145	(321)
Prepaid expenses	876	(116)	49	(2,151)
Intangibles and other assets	(24)	(472)	(377)	(322)
Accounts payable	(1,065)	(242)	(1,839)	(567)
Accrued expenses	931	(1,325)	1,018	(6,019)
Deferred revenue	11,890	(954)	24,491	1,272
Deferred lease credits	(40)	395	17	1,385

Net cash provided by (used in) operating activities	12,039	1,011	27,912	(3,755)

Cash flows from investing activities:
Purchase of investment securities	(37,200)	(47,603)	(130,697)	(120,361)
Proceeds from sales and maturities of investment securities	32,870	50,498	107,494	96,160
Acquisitions of businesses, net of cash acquired	—	(1,222)	—	(1,222)
Purchase of property and equipment	(1,416)	(1,398)	(5,260)	(4,609)

Net cash used in investing activities	(5,746)	275	(28,463)	(30,032)

Cash flows from financing activities:
Proceeds from short term notes payable	15,000	17,442	57,957	48,380
Repayments of short term notes payable	(15,003)	(17,500)	(57,989)	(43,520)
Proceeds from issuance of common stock under Employee Stock Purchase Plan	592	289	1,014	289
Proceeds from exercise of common stock options	10,705	683	15,491	1,663
Purchase of treasury stock	—	(764)	—	(764)
Payments on capital lease obligations	(449)	(323)	(1,032)	(967)

Net cash provided by financing activities	10,845	(173)	15,441	5,081

Effect of foreign currency exchange rates on cash and cash equivalents	809	(31)	1,175	658
Net decrease in cash and cash equivalents	17,947	1,082	16,065	(28,048)
Cash and cash equivalents at beginning of the period	43,368	26,338	45,250	55,468

Cash and cash equivalents at end of period	$61,315	$27,420	$61,315	$27,420

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1-Organization

Red Hat, Inc. together with its subsidiaries (“Red Hat” or the “Company”) is the global leader in providing an enterprise operating system based on open source technology to large enterprises for their information technology infrastructure. Red Hat delivers a single open source operating system, Red Hat Enterprise Linux AS, ES and WS, from the mainframe to the Intel server to the embedded device and the ability to remotely manage this platform. The Company has developed an enterprise operating system that meets most of the functionality requirements and performance demands of the information technology infrastructure of large enterprises and those third-party hardware and third-party software applications that are critical to large enterprises. In October 2003, the Company released Red Hat Enterprise Linux 3. Red Hat Enterprise Linux 3 provides a stable operating system that enables customers to realize the benefits of open source software across their information technology infrastructure—from the desktop to the largest server. Red Hat Enterprise Linux 3 is a set of engineering, consulting, and managed services offerings that enable large enterprises to capture the significant cost, performance and scalability benefits of their enterprise systems.

NOTE 2 - Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The interim consolidated financial statements as of and for the quarter ended November 30, 2003 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. The consolidated balance sheet at February 28, 2003 has been derived from the audited consolidated financial statements at that date. Operating results for the three and nine month periods ended November 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending February 29, 2004. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended February 28, 2003 filed with the SEC.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. Included in accounts receivable at November 30, 2003 is approximately $12.0 million of subscription bookings which are also included in deferred revenue at November 30, 2003. These receivables have standard terms and are expected to be collected in the normal course of business.

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

Enterprise subscription revenue is comprised primarily of revenue from sales of Red Hat Enterprise Linux software solutions, Stronghold Enterprise Secure Web Server, software development tools, and technical support and maintenance fees. During fiscal 2004, the Company released Red Hat Enterprise Linux 3. Red Hat Enterprise Linux products have a one year base subscription period. The base subscription entitles the end user to one year of maintenance, which entitles the end user to configuration support and updates and upgrades to the technology, when and if available, during the term of the subscriptions. The Company recognizes revenue from the sale of enterprise offerings ratably over the period of the subscription. Subscription relationships with large enterprise customers typically have contracts with multiple elements (i.e., delivered and undelivered products, maintenance and other services). The Company allocates revenue to each component of the contract based on objective evidence of its fair value, which is specific to the Company. The fair value of each element is based on the price if sold separately. Enterprise subscription revenue also includes revenue from large Unix to Linux migration arrangements which were sold prior to the release of Red Hat Enterprise Linux in May 2002. Revenue from these arrangements has generally been recognized ratably over the term of the arrangement as no other pattern of performance is discernible nor had there been specific evidence of the fair value of the elements of these arrangements. The predominant portion of these arrangements reached maturity during the second quarter of fiscal 2004. Upon maturity, many of these customers have purchased subscriptions to Red Hat Enterprise Linux. With the release of Red Hat Enterprise Linux, the Company has specific evidence of the fair value of the elements of these larger enterprise arrangements and allocates revenue accordingly.

The Company sells Red Hat Enterprise Linux subscription solutions through four channels: direct sales, original equipment manufacturers (OEMs), value-added resellers, and the Internet. Revenue recognition periods for each channel are based on the subscription period that the end users of the subscriptions receive from Red Hat, which is generally one year.

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

Through its retail distributors, the Company sells Red Hat Linux consumer products. Red Hat Professional Workstation is the retail product currently offered, however Red Hat also sold two different versions of Red Hat Linux (8.0 and 9) during the three and nine months ended November 30, 2003. Each version has a different level of Red Hat support and software applications provided. Red Hat also provides certain subscription services with Red Hat Linux for a period of time, not exceeding two months for no additional fee. The Company recognizes all of the revenue from the sale of Red Hat Linux ratably over the period that the subscription services are provided. A reserve for sales returns is recognized for sales of retail software products to distributors, who have a right of return, based on the Company’s historical experience of sell-through to the end user by the distributor. The return rate experienced by the Company over its last three retail product releases has averaged 18.0%. The fee is fixed and determinable, collection of the resulting receivable is probable and product returns are estimable.

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

SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123” (SFAS 148”), requires the Company to disclose pro forma information regarding stock option grants issued to its employees. SFAS 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company’s Consolidated Statement of Operations because APB 25 specifies that no compensation charge arises when the exercise price of employees’ stock options equals the market value of the underlying stock at the grant date, as in the case of options granted to the Company’s employees. The fair value of options was estimated using the following assumptions for the three months ended November 30, 2003 and 2002:

	Three Months Ended November 30, 2003	Three Months Ended November 30, 2002
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	3.35%	3.59%
Expected volatility	92.14%	97.74%
Expected life (in years)	5	5

The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock based employee compensation:

	Three Months Ended November 30, 2003	Three Months Ended November 30, 2002
Net income (loss), as reported	$4,145	$214

Add: book compensation expense	514	1,142
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(19,626)	(22,032)

Pro forma net loss	$(14,967)	$(20,676)

Earnings per share data:

Basic – as reported	$0.02	$0.00

Basic – proforma	$(0.09)	$(0.12)

Diluted – as reported	$0.02	$0.00

Diluted – pro forma	$(0.09)	$(0.12)

	Nine Months Ended November 30, 2003	Nine Months Ended November 30, 2002
Net income (loss), as reported	$9,001	$(6,325)

Add: book compensation expense	1,999	2,995
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(62,857)	(64,266)

Pro forma net loss	$(51,857)	$(67,596)

Earnings per share data:

Basic – as reported	$0.05	$(0.04)

Basic – proforma	$(0.30)	$(0.40)

Diluted – as reported	$0.05	$(0.04)

Diluted – pro forma	$(0.30)	$(0.40)

The weighted average estimated fair value of employee stock options granted was $9.44 and $3.59 per share during the three months ended November 30, 2003 and 2002, respectively.

Net Loss Per Common Share

The Company computes net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” (“SFAS 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net income (loss) per common share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share (“Diluted EPS”) is computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options. The calculation of net loss per share available to common stockholders does not include 8,424,217 potential shares of common stock equivalents for the nine months ended November 30, 2002 as their impact on net loss per share would be antidilutive.

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

The Company has international sales offices in the United Kingdom, France, Italy, Ireland, Germany, Hong Kong, Korea, Australia and Japan. The Company manages its international business on a Europe-

wide and Asia Pacific-wide basis. The following disclosure aggregates individually immaterial international operations and separately discloses the significant international operations at and for the three and nine months ended November 30, 2003 and 2002 (in thousands):

	North America	Europe	Asia Pacific and Japan	Total
	Three Months Ended November 30, 2003
Revenue from unaffiliated customers	$22,425	$5,879	$4,784	$33,088
Net income	$2,246	$1,143	$756	$4,145
Total assets	$407,946	$17,300	$14,597	$439,843

	Three Months Ended November 30, 2002
Revenue from unaffiliated customers	$16,761	$4,240	$3,277	$24,278
Net income (loss)	$(2,391)	$1,468	$1,137	$214
Total assets	$361,973	$9,663	$5,804	$377,440

	Nine Months Ended November 30, 2003
Revenue from unaffiliated customers	$59,685	$17,016	$12,418	$89,119
Net income	$2,158	$3,684	$3,159	$9,001
Total assets	$407,946	$17,300	$14,597	$439,843

	Nine Months Ended November 30, 2002
Revenue from unaffiliated customers	$46,100	$10,773	$8,161	$65,034
Net income (loss)	$(13,309)	$4,303	$2,681	$(6,235)
Total assets	$361,973	$9,663	$5,804	$377,440

General and Administrative-Mergers and Acquisitions Expense

General and administrative-mergers and acquisitions expense primarily consists of severance and related expenses incurred in connection with redundancies identified pursuant to mergers and acquisitions completed by the Company. The Company incurred no general and administrative–mergers and acquisitions expense in the three and nine month periods ended November 30, 2003. General and administrative–mergers and acquisitions expense during the nine month period ended November 30, 2002 totaled $2.3 million.

Comprehensive Income

The Company’s items of accumulated other comprehensive income (loss) during the three and nine months ended November 30, 2003 totaled $0.6 million and $(1.7) million, respectively, and are comprised of an unrealized loss on investments in marketable debt securities of $0.2 million and $2.8 million, respectively, and a foreign currency translation adjustment of $0.8 million and $1.2 million, respectively. The Company’s items of other comprehensive income (loss) during the three and nine months ended November 30, 2002 totaled $(62,000) and $4.2 million, respectively, and are comprised of an unrealized gain (loss) on investments in marketable debt securities of $(31,000) and $3.6 million, respectively, and a foreign currency translation adjustment of $(31,000) and $0.7 million, respectively. As of November 30, 2003, the Company holds investments in debt securities with a net unrealized gain of $3.8 million.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support for the other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an interest is obtained after that date. FIN 46 will apply as of February 29, 2004 to variable interest entities considered to be special-purpose entities. FIN 46 is required to be applied to all other variable interest entities beginning with the Company’s fiscal first quarter ending May 31, 2004. The Company is still considering the impact of certain provisions of FIN 46 and believes that the adoption of FIN 46 will not have a material impact on its Consolidated Statements of Operations or its financial position.

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

NOTE 3 - Goodwill and Identifiable Intangible Assets

Identifiable intangible assets consist primarily of trademarks, copyrights and patents, which are amortized over the estimated useful life ranging from three to 15 years. The following is a summary of identifiable intangible assets (in thousands):

	As of November 30, 2003			As of February 28, 2003
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$3,409	$(2,470)	$939	$4,196	$(3,465)	$731

In conjunction with the adoption of SFAS 142, the Company completed the required transitional impairment test as of August 31, 2002 and the annual impairment test as of February 28, 2003 and no goodwill impairment was deemed necessary. The following is a summary of goodwill by segment for the three and nine months ended November 30, 2003 (in thousands):

	Enterprise	Embedded	Consolidated
Balance at February 28, 2003	$20,581	$19,516	$40,097
Add: acquisition	—	—	—
Less: impairment	—	—	—
Impact of foreign currency fluctuations	(4)	—	(4)

Balance at May 31, 2003	20,577	19,516	40,093

Add: acquisition	—	—	—
Less: impairment	—	—	—
Impact of foreign currency fluctuations	(72)	—	(72)

Balance at August 31, 2003	20,505	19,516	40,021

Add: acquisition	—	—	—
Less: impairment	—	—	—
Impact of foreign currency fluctuations	88	—	88

Balance at November 30, 2003	$20,593	$19,516	$40,109

No impairments were required to be recognized during the nine months ended November 30, 2003 or the year ended February 28, 2003.

NOTE 4 - Legal Proceedings

Red Hat Professional Consulting, Inc., formerly PTI, a wholly-owned subsidiary of the Company acquired in February 2001, along with its former directors and some of its former principal shareholders is a defendant in a suit brought in Superior Court of Dekalb County, Georgia, by a former employee. The plaintiff asserts, among other things, breach of various employment agreements. PTI has filed an answer, affirmative defenses and counterclaims denying all liability and has filed a motion to dismiss which remains pending. All discovery in the matter is complete. The Company has been indemnified in this matter by the former PTI shareholders and further believes that the likelihood of a material loss is remote.

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

Commencing May 23, 2002, the Company was named as defendant in a suit brought by The Monotype Corporation in federal district court for the Northern District of Illinois alleging copyright and trademark infringement. The plaintiff contended that the Company infringed certain of plaintiff’s font software copyrights and related trademarks in the Company’s retail distributions, versions 5.2 through the initial release of version 7.3. On December 4, 2002, the plaintiff filed a second amended complaint adding allegations of violations of the Lanham Act, as well as the state unfair and deceptive trade practices acts under Illinois and North Carolina law. The relief sought consisted of unspecified damages. The Company counterclaimed alleging plaintiff’s copyrights and trademarks are unenforceable and/or invalid. In December 2003, the parties entered into a license agreement for which provides the Company the right to distribute a number of Monotype’s commercial fonts over a 5 year period. The Company recorded a charge of $500,000 in the third quarter of fiscal 2004 related to this license agreement. In conjunction with the license, the parties entered into a mutual release and all claims asserted by each party were dismissed with prejudice.

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

Note 5 – Subsequent Event

On December 23, 2003 the Company acquired Sistina Software, Inc. (“Sistina”) for consideration at closing valued at $31.0 million and comprised of 1,979,874 shares of Red Hat common stock, the assumption of Sistina’s outstanding options and warrants, and a nominal amount of cash to avoid the issuance of fractional shares. In addition, the transaction includes $12.0 million of contingent consideration based on an earn-out carved into three tranches. The earn-out is based on the achievement of certain bookings targets for the technologies and services previously sold by Sistina over the period beginning on December 23, 2003 and ending March 31, 2005. Shares issued under the earn-out will be determined based on the average closing price of the Company’s common stock during the 10 trading days prior to issuance of each tranche of such earn-out shares. The Company preliminarily estimates that the excess of purchase price over the fair values of tangible net assets acquired will be approximately $27.1 million, excluding the effect of any earn-out shares which may be issued in the future.

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

OVERVIEW

We are the global leader in providing an enterprise operating system and related systems management services based on open source technology for the information technology infrastructure requirements of large enterprises. We have developed an enterprise operating system, Red Hat Enterprise Linux, which was launched in May 2002. Since the original release, we have expanded our offerings to include Red Hat Enterprise Linux AS, Red Hat Enterprise Linux ES and Red Hat Enterprise Linux WS. The release of these additional offerings has allowed us to provide a Red Hat Enterprise Linux operating system that, we believe, is suitable from a price and functionality perspective for most application areas of the information technology infrastructure of the large enterprise, including the technical/developer workstation, the middle tier of the information technology infrastructure and the data center. Unlike most proprietary software companies, we sell our enterprise software to our customers in the form of a renewable annual subscription. Our customers pay us an annual subscription fee for as long as they need to maintain a certified version of our software. Under our standard subscription agreements, prices to customers for the first annual renewal term are generally at the same price per installed system as during the initial one-year term, and for any subsequent renewal terms are based on current list prices. For our large enterprise customers, renewal rates often also reflect discounts for increased subscription volume. Our subscription business model provides increased visibility into the sources of our enterprise subscription revenues as we generally recognize revenues from the sale of subscriptions ratably over the period of the subscription.

Our current version of Red Hat Enterprise Linux is Red Hat Enterprise Linux 3, which was released in late October 2003. Red Hat Enterprise Linux 3 represents a major milestone for us as it significantly expands the number of hardware platforms that Red Hat Enterprise Linux supports and adds, we believe, most of the important functionality needed by the large enterprise to allow deployment of Red Hat Enterprise Linux as the operating system in the most mission critical application areas of the large enterprise.

Red Hat Enterprise Linux has become the most widely used Linux platform for deployment in mission critical areas of the IT infrastructure of large enterprises. We have developed a broad level of acceptance for Red Hat Enterprise Linux by gaining support from leading manufacturers of Intel-based hardware and leading independent software vendors upon which the large enterprise relies. Over the last 12 months, we have signed global strategic agreements with Dell, HP, IBM, Fujitsu, NEC, Hitachi and Fujitsu Siemens, many of the leading providers of Intel-based server and workstation hardware. Each of these companies has agreed to support our Red Hat Enterprise Linux offerings on certain of their Intel-based servers and workstations. In addition, each of these companies has agreed to pre-load Red Hat Enterprise Linux on certain of their Intel-based servers and workstations and sell the hardware and Red Hat Enterprise Linux to their customers as a pre-configured solution. We believe that the distribution of Red Hat Enterprise Linux and our layered infrastructure technologies by these companies will be one of our most critical channels of distribution. We have attracted support for Red Hat Enterprise Linux from many of the independent software vendors to the large enterprise, including support, from among others, Oracle (Oracle 9i Database, Oracle 9i Application Server, Oracle E-Business Suite and Oracle.com), IBM (Websphere, DB2, Lotus, Tivoli, Rational), VERITAS, EMC/Legato, Peoplesoft, Network Appliances, Computer Associates, Tibco, SAP, Synopsys, BMC, and Checkpoint. There are currently over 175 independent software vendors that have certified over 475 applications on Red Hat Enterprise Linux.

We view Red Hat Enterprise Linux 3 as the foundation upon which we will build an open source architecture for the enterprise. It is our strategy to provide an open source alternative to many of the proprietary infrastructure software applications currently used by large enterprises. However, we believe it is essential to our success that we provide our customers choice at all times, which means that we will aim to ensure that competing proprietary infrastructure software performs as well on our Red Hat Enterprise Linux platform as any open source infrastructure software that we distribute. Each layer of our open source architecture for which our customers subscribe will result in additional incremental annual revenues.

We currently provide our customers with a suite of systems management services, Red Hat Network, that allows them to manage their Red Hat Enterprise Linux deployments in an automated fashion. Red Hat Network is an integrated systems management service that provides the ability to configure, update and monitor the performance of Red Hat Enterprise Linux. Our systems management offerings extend the value we provide our customers by reducing the management cost of their Red Hat Enterprise Linux-based infrastructure. We intend to deliver new systems management services that will continue to enhance the manageability of the infrastructure solutions that we deliver. In addition, we have developed a complete suite of training offerings and consulting services that enable large enterprise customers to capture the significant cost, performance and scalability benefits of our enterprise technologies.

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

Enterprise subscription revenue is comprised primarily of revenue from sales of Red Hat Enterprise Linux software solutions, Stronghold Enterprise Secure Web Server, software development tools, and technical support and maintenance fees. During fiscal 2003, we released the first of our Red Hat Enterprise Linux offerings, Red Hat AS, ES and WS. Our Red Hat Enterprise Linux products have a one year base subscription period. The base subscription entitles the end user to one year of maintenance, which entitles the end user to configuration support and updates and upgrades to the technology, when and if available, during the term of the subscriptions. We recognize revenue from the sale of our enterprise offerings ratably over the period of the subscription. Our subscription relationships with our large enterprise customers typically have contracts with multiple elements (i.e., delivered and undelivered products, maintenance and other services). We allocate revenue to each component of the contract based on objective evidence of its fair value, which is specific to us. The fair value of each element is based on the price if sold separately. Enterprise subscription revenue also includes revenue from several large Unix to Linux migration arrangements which were sold prior to the release of Red Hat Enterprise Linux in August 2002. Revenue from these arrangements has been recognized ratably over the term of the arrangement, as no other pattern of performance has been discernible nor has there been specific evidence of the fair value of the elements of these arrangements. These arrangements all reached maturity during the second quarter of fiscal 2004 and have been replaced by subscriptions to Red Hat Enterprise Linux. With the release of Red Hat Enterprise Linux, we believe that we now have specific evidence of the fair value of the elements of these larger enterprise arrangements and allocate between elements and recognize revenue accordingly.

Our current release is Red Hat Enterprise Linux 3.0 which was released in October 2003. Our prior release was Red Hat Enterprise Linux 2.1 which was first shipped in May 2002. We sell Red Hat Enterprise Linux subscription solutions through four channels: direct sales, original equipment manufacturers (“OEMs”), value-added resellers and the Internet. Revenue recognition periods for each channel are based on the subscription period with Red Hat that the end purchasers of the subscriptions from these channels receive, which is generally one year.

In addition, our enterprise subscription revenue is partially derived from sales of subscriptions to Red Hat Enterprise Network, and several other enterprise technologies that we distribute. Red Hat Network is an Internet-based or inside the corporate firewall based systems management service to assure the security, availability and reliability of Red Hat Enterprise Linux, and other Red Hat software solutions. Red Hat Enterprise Network is sold in the form of a monthly or annual subscription. Revenue is recognized ratably over the subscription period.

Through our retail distributors, we sell Red Hat Linux consumer products. The retail product is currently offered in one version: Red Hat Professional Workstation. During fiscal 2004, we sold three different releases of Red Hat Linux (Red Hat Linux 8.0, Red Hat Linux 9 and Red Hat Professional Workstation). We have historically provided certain support and subscription services with Red Hat Linux for a period of time, not exceeding two months, for no additional fee. We recognize all of the revenue from the sale of Red Hat Linux ratably over the period that the subscription services are provided. A reserve for sales returns is recognized for sales of retail software products to distributors, who have a right of return, based on the Company’s historical experience of sell-through to the end user by the distributor. The return rate experienced by the Company over its last three retail product releases has averaged 18.0%. The fee is fixed and determinable, collection of the resulting receivable is probable and product returns are estimable.

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

RESULTS OF OPERATIONS

Three Months Ended November 30, 2003 and November 30, 2002

Total revenue

Total revenue increased 36.3% to $33.1 million in the three months ended November 30, 2003 from $24.3 million in the three months ended November 30, 2002. This increase was driven by significant growth in our enterprise subscription revenues partially offset by a decline in the embedded segment of our business.

Subscription revenue

Subscription revenue is comprised of revenue recognized from the sale of subscriptions to our enterprise technologies (Red Hat Enterprise Linux and Red Hat Enterprise Network), retail technologies and embedded support arrangements. Subscription revenue increased to $22.0 million for the three months ended November 30, 2003 from $13.2 million for the three months ended November 30, 2002.

Enterprise technologies subscription

Enterprise technologies revenue primarily relates to both direct and indirect sales of Red Hat Enterprise Linux and Red Hat Enterprise Network. Enterprise technologies revenue increased 158.0% to $17.8 million for the three months ended November 30, 2003 from $6.9 million for the three months ended November 30, 2002. The increase is directly related to the subscriptions of Red Hat Enterprise Linux sold in previous quarters. These Enterprise offerings are important as they are sold with renewable subscriptions and generally have twelve month revenue recognition periods to match the related support obligation. As a result of our twelve month revenue recognition policy, for each unit sold in a given quarter, we recognize a portion of the revenue related to that unit in the current quarter, based on the period of time between the date of the sale and the end of the quarter, and the remainder in subsequent quarters. For the three month period ended November 30, 2003, we sold approximately 33,000 new subscriptions to our Red Hat Linux AS, ES and WS platforms compared to 12,000 subscriptions to Red Hat Enterprise Linux 2.1 in the same period in fiscal 2003.

Retail

Retail revenue, which consists of sales of Red Hat Linux to consumers through either value added resellers or distributors, decreased 32.9% to $3.7 million for the three months ended November 30, 2003 from $5.6 million for the three months ended November 30, 2002. We will continue to address the consumer market, however, this market is no longer a strategic source of revenue for the Company but instead represents a channel for providing leading edge technology to sophisticated users. These users will help us improve new technology to the point it has the stability to be introduced into our Enterprise offerings. We expect retail revenues will decrease as a percentage of our total revenue and in absolute dollar amount for the remainder of fiscal 2004.

Embedded subscription

Embedded subscription revenue decreased 34.3% to $466,000 for the three months ended November 30, 2003 from $709,000 for the three months ended November 30, 2002. The decrease in embedded markets is primarily due to the continued weak performance of the semiconductor and telecommunications industries which has impacted research and development spending. We expect to maintain a small and strategic presence in this market as we believe that a Linux/open source platform will provide a significant value advantage in the embedded market in the future.

Services revenue

Enterprise technologies services

Enterprise technologies services include fees received from enterprise customers for deployment of Red Hat Enterprise technologies, customer training and education fees and fees received for adding certain functionality to Red Hat Enterprise Linux for our major hardware partners. Enterprise technologies services revenue decreased 1.8% to $9.9 million in the three months ended November 30, 2003 from $10.1 million in the three months ended November 30, 2002. The decrease in enterprise technologies services revenue is primarily due to a decrease in fees received for adding certain functionality to Red Hat Enterprise Linux for our major hardware partners of $1.6 million and lower enterprise consulting revenues partially offset by an increase in revenues from our customer training and education business of $2.1 million.

Embedded services

Embedded services revenue increased 17.0% to $1.2 million for the three months ended November 30, 2003 from $1.1 million for the three months ended November 30, 2002. The $200,000 increase in embedded services revenues is due to an increase in embedded bookings in the second quarter of fiscal 2004 which resulted in a higher amount of custom engineering work delivered in the third quarter.

Cost of revenue

Cost of enterprise subscription revenue

Cost of enterprise subscription revenue primarily consists of expenses we incur to manufacture, package, distribute, support and maintain our solutions. These costs include expenses for physical media, literature and packaging, fulfillment and shipping and labor related costs to provide technical support and maintenance. Cost of subscription revenue increased 17.5% to $2.7 million in the three months ended November 30, 2003 from $2.3 million in the three months ended November 30, 2002. As a percentage of related revenue, cost of enterprise subscription revenue decreased to 12.5% in the three months ended November 30, 2003, compared to 18.3% in the three months ended November 30, 2002. Consistent with our increase in enterprise subscription revenue, the costs associated with delivering the physical product and a high level of technical support, which is included with our Red Hat Enterprise Linux offerings, have increased as well. However, gross margins on enterprise subscription revenues have continued to show improvement.

Cost of enterprise services revenue

Cost of enterprise services revenue is primarily comprised of salaries and related costs — including non-cash, stock-based compensation charges — incurred for our personnel to deliver custom development, open source consulting engineering, training and education, and hardware certification services. Cost of services revenue increased 9.1% to $5.4 million in the three months ended November 30, 2003 from $4.9 million in the three months ended November 30, 2002. This increase is related to the continued growth in our global learning services revenues which has required additional personnel and classroom costs partially offset by a decrease in the number of consultants in our professional consulting organization. Our gross margins as a percentage of revenues for our enterprise services business have been consistent over the last twelve months.

Gross Profit

Gross profit increased 49.0% to $24.0 million in the three months ended November 30, 2003 from $16.1 million in the three months ended November 30, 2002. This increase was primarily due to the increase in subscription revenues of our high gross margin Red Hat Enterprise Linux and Red Hat Enterprise Network offerings. The Embedded segment had gross profit of $623,000 in the three months ended November 30, 2003 as compared to $767,000 in the three months ended November 30, 2002.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries, commissions and other related costs — including non-cash, stock-based compensation charges — for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and tradeshows. Sales and marketing expense increased 23.8% to $10.2 million in the three months ended November 30, 2003 from $8.3 million in the three months ended November 30, 2002. This increase was primarily due to expansion of our international sales force both in our direct and partner management teams in order to accelerate the adoption of Red Hat Enterprise Linux in the European and Asian markets. We expect to continue to make selective investments in the expansion of our global business which could cause sales and marketing costs to continue to increase in the future.

Research and development

Research and development expense consists primarily of personnel and related costs — including non-cash, stock-based compensation charges — for development of software technologies and systems management offerings. Research and development expense increased 27.7% to $7.2 million in the three months ended November 30, 2003 from $5.7 million in the three months ended November 30, 2002. The increase in research and development expense resulted from an increase in engineering personnel to support the development and integration of Red Hat Enterprise Linux and Red Hat Enterprise Network.

General and administrative

General and administrative expense consists primarily of personnel and related costs — including non-cash, stock-based compensation charges — for general corporate functions, including finance, accounting, legal, human resources, facilities and information systems expenses. General and administrative-mergers and acquisition expense primarily consists of severance and related expenses incurred in connection with redundancies identified pursuant to mergers and acquisitions completed by the Company, as well as, the costs of certain individuals within the Company who are dedicated to seeking out and identifying potential acquisition candidates. General and administrative expense increased 4.3% to $5.0 million in the three months ended November 30, 2003 from $4.8 million in the three months ended November 30, 2002. This increase relates primarily to increased administrative costs as a result of international expansion activities, increased health and directors and officers’ insurance costs, increased bad debt expense related to our increase in revenues and increased legal costs. We expect our general and administrative expenses in future periods to increase in absolute terms as our business continues to expand.

Other income (expense), net

Other income (expense), net consists of interest income earned on cash deposited in money market accounts and invested in short- and long-term fixed income instruments, net of interest expense incurred on short-term debt and capital leases and foreign currency revaluation gains and losses, net. Interest income, net, decreased to $2.6 million in the three months ended November 30, 2003 from $3.1 million in the three months ended November 30, 2002. These amounts are net of interest expense of $117,000 in the three months ended November 30, 2003 and $115,000 in the three months ended November 30, 2002. The decrease is the result of a reduction in the amount of interest income earned on our cash and investments due to lower market interest rates and a foreign currency loss of $129,000 in the current quarter as compared to a foreign currency gain in the three months ended November 30, 2002.

Nine Months Ended November 30, 2003 and November 30, 2002

Total revenue

Total revenue increased 37.0% to $89.1 million in the nine months ended November 30, 2003 from $65.0 million in the nine months ended November 30, 2002. This increase was driven by significant growth in our enterprise subscription revenues of our business partially offset by a slight decline in the embedded segment of our business.

Subscription revenue

Subscription revenue increased to $57.9 million for the nine months ended November 30, 2003 from $34.2 million for the nine months ended November 30, 2002.

Enterprise technologies subscription

Enterprise technologies revenue primarily relates to both direct and indirect sales of Red Hat Enterprise Linux and other related software solutions. Enterprise technologies revenue increased 133.3% to $45.0 million for the nine months ended November 30, 2003 from $19.3 million for the nine months ended November 30, 2002. The increase is directly related to the subscriptions to Red Hat Enterprise Linux sold in previous quarters. These Enterprise offerings are important as they are sold with renewable subscriptions and generally have twelve month revenue recognition periods to match the related support obligation. As a result of our twelve month revenue recognition policy, for each subscription sold in a given quarter, we recognize a portion of the revenue related to that unit in the current quarter, based on the period of time between the date of the sale and the end of the quarter, and the remainder in subsequent quarters. For the nine month period ended November 30, 2003, we sold approximately 82,700 subscriptions to our Red Hat Linux AS, ES and WS platforms compared to 20,000 subscriptions to Red Hat Enterprise Linux 2.1 in the same period in fiscal 2003.

Retail

Retail revenue, which consists of sales of Red Hat Linux to consumers through either value added resellers or distributors, decreased 8.5% to $11.3 million for the nine months ended November 30, 2003 from $12.4 million for the nine months ended November 30, 2002. We will continue to address the consumer market, however, this market is no longer a strategic source of revenue for the Company but instead represents a channel for providing leading edge technology to sophisticated users. These users will help us improve new technology to the point it has the stability to be introduced into our Enterprise offerings.

Embedded subscription

Embedded subscription revenue decreased 36.2% to $1.6 million for the nine months ended November 30, 2003 from $2.5 million for the nine months ended November 30, 2002. The decrease in embedded markets is primarily due to the continued weak performance of the semiconductor and telecommunications industries which has impacted research and development spending. We will continue to maintain a small and strategic presence in this market as we believe that a Linux/open source platform will provide a significant value advantage in the embedded market in the future.

Services revenue

Enterprise technologies services

Enterprise technologies services include fees received from enterprise customers for deployment of Red Hat Enterprise technologies, customer training and education fees and fees received for adding certain functionality to Red Hat Enterprise Linux for our major hardware partners. Enterprise technologies services revenue increased 0.9% to $28.1 million in the nine months ended November 30, 2003 from $27.8 million in the nine months ended November 30, 2002. The increase in enterprise technologies services revenue is primarily due to an increase of $4.8 million in revenues from our customer training and education business which experienced record enrollment partially offset by a decrease of $2.6 million in fees received for adding certain functionality to Red Hat Enterprise Linux for our major hardware partners. The remaining decrease is primarily due to a decrease in enterprise consulting revenue.

Embedded services

Embedded services revenue was essentially flat at $3.1 million for the nine months ended November 30, 2003 as compared to $3.0 million in the nine months ended November 30, 2002.

Cost of revenue

Cost of enterprise subscription revenue

Cost of enterprise subscription revenue primarily consists of expenses we incur to manufacture, package, distribute, support and maintain our solutions. These costs include expenses for physical media, literature and packaging, fulfillment and shipping and labor related costs to provide technical support and maintenance for Red Hat Enterprise Linux. Cost of subscription revenue increased 29.5% to $7.9 million in the nine months ended November 30, 2003 from $6.1 million in the nine months ended November 30, 2002. As a percentage of related revenue, cost of enterprise subscription revenue decreased to 14.0% in the nine months ended November 30, 2003 compared to 19.2% for the nine months ended November 30, 2002. Consistent with our increase in enterprise subscription revenue, the costs associated with delivering the physical product and a high level of technical support, which is included with our Red Hat Enterprise Linux offerings, have increased as well, however, our gross margins on our enterprise subscription offerings have continued to improve.

Cost of enterprise services revenue

Cost of services revenue is primarily comprised of salaries, commissions and related costs incurred for our personnel to deliver custom development, open source consulting engineering, training and education, and hardware certification services. Cost of services revenue increased 11.3% to $15.2 million in the nine months ended November 30, 2003 from $13.7 million in the nine months ended November 30, 2002. The increase is related to the increase in revenue generated by our global learning services organization, partially offset by a small decrease in the average number of personnel in our professional consulting organization in the nine months ended November 30, 2003 as compared to the nine months ended November 30, 2002.

Gross Profit

Gross profit increased 50.8% to $63.3 million in the nine months ended November 30, 2003 from $42.0 million in the nine months ended November 30, 2002. This increase was primarily due to the increase in subscription revenue and gross margins related to our Red Hat Enterprise Linux and Red Hat Enterprise Network offerings.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs — including non-cash, stock-based compensation charges — for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and tradeshows. Sales and marketing expense increased 15.6% to $28.8 million in the nine months ended November 30, 2003 from $24.9 million in the nine months ended November 30, 2002. This increase was primarily due to an expansion of our International sales force in order to accelerate the adoption of Red Hat Enterprise Linux in the European and Asian markets.

Research and development

Research and development expense consists primarily of personnel and related costs — including non-cash, stock-based compensation charges — for development of our software technologies. Research and development expense increased 22.5% to $19.6 million in the nine months ended November 30, 2003 from $16.0 million in the nine months ended November 30, 2002. The increase in research and development expense resulted from an increase in engineering personnel to support the development and integration of our Red Hat Enterprise Linux family of technologies and related subscription offerings such as the Red Hat Enterprise Clustering Suite.

General and administrative

General and administrative expense consists primarily of personnel and related costs — including non-cash, stock-based compensation charges — for general corporate functions, including finance, accounting, legal, human resources, facilities and information systems expenses. Mergers and acquisition expense primarily consists of severance and related expenses incurred in connection with redundancies identified pursuant to mergers and acquisitions completed by the Company. General and administrative expense decreased 5.3% to $14.2 million in the nine months ended November 30, 2003 from $15.0 million in the nine months ended November 30, 2002. This decrease relates primarily to a reduction in merger and acquisition activity and stock-based compensation charges partially offset by increased administrative costs as a result of international expansion activities, increased health and directors and officers’ insurance costs and increased bad debt expense related to our increase in revenues.

Other income (expense), net

Other income (expense), net consists of interest income earned on cash deposited in money market accounts and invested in short- and long-term fixed income instruments, net of interest expense incurred on short-term debt and capital leases and foreign currency revaluation gains and losses, net. Interest income, net, decreased to $8.3 million in the nine months ended November 30, 2003 from $8.7 million in the nine months ended November 30, 2002. These amounts are net of interest expense of $0.6 million in the nine months ended November 30, 2003 and $1.6 million in the nine months ended November 30, 2002. The decrease resulted from foreign currency losses due to the weakening of the U.S dollar against the Euro and Japanese Yen and a reduction in market interest rates earned on our cash and investments.

Liquidity and Capital Resources

We have historically derived a significant portion of our liquidity and operating capital from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and secondary public offerings, and borrowings under our working capital line of credit. However, over the last 18 months, we have generated approximately $32.5 million in cash from our operations. At November 30, 2003, we had total cash and investments of $328.8 million, which is comprised of $61.3 million in cash and cash equivalents, $36.3 million of short-term, fixed-income investments and $231.2 million of long-term, fixed-income investments. At February 28, 2003, we had total cash and investments of $292.3 million, which was comprised of $45.2 million in cash and cash equivalents, $45.2 million of short-term, fixed-income investments and $201.9 million of long-term, fixed-income investments.

At November 30, 2003, cash and cash equivalents totaled $61.3 million, an increase of $16.1 million as compared to February 28, 2003. The increase in cash and cash equivalents resulted primarily from cash provided by operations of $27.9 million for the nine months ended November 30, 2003, $15.5 million in proceeds from the exercise of employee stock options, $1.0 million in proceeds from the issuance of common stock under our Employee Stock Purchase Plan and $1.2 million due to the effect on cash from changes in foreign currency exchange rates. These sources of cash were offset by $23.2 million of purchases of investments (net of sales and maturities of investments), $5.3 million used to purchase equipment and $1.0 million used to repay capital lease obligations. Borrowings from, and repayments against, our Line of Credit had no significant impact on cash flow during the nine months ended November 30, 2003.

Cash provided by operations of $27.9 million in the nine months ended November 30, 2003, as compared to cash used in operations of $3.8 million in the nine months ended November 30, 2002, includes the net income of $9.0 million, adjusted to exclude the impact of non-cash expenses, which totaled $7.7 million. Changes in working capital items were a net source of cash of $11.3 million and include increases in deferred revenue ($24.5 million), accrued expenses ($1.0 million) and decreases in inventory, prepaid expenses and other current assets ($0.2 million). These were offset by an increase in accounts receivable ($12.2 million), an increase in intangible and other long-term assets ($.4 million) and a decrease in accounts payable ($1.9 million). The $31.7 million improvement in cash flow from operations is due primarily to a significant improvement in our profitability of $15.3 million—from a net loss of $6.3 million for the nine months ended November 30, 2002 to net income of $9.0 million for the nine months ended November 30, 2003 – and due to our ability to collect cash from customers for unearned (deferred) revenues.

Cash used in investing activities of $28.5 million for the nine months ended November 30, 2003 was comprised of the purchase of fixed-income investments of $130.7 million, net of sales and maturities of $107.5 million, and purchases of property and equipment totaling $5.3 million.

Cash provided by financing activities of $15.4 million for the nine months ended November 30, 2003 was primarily due to $15.5 million in proceeds from the exercise of common stock options and $1.0 million in proceeds from the issuance of stock under our Employee Stock Purchase Plan. These sources of cash were offset by $1.0 million used to repay capital lease obligations. Borrowings against our Line of Credit of $58.0 million were offset by $58.0 million in repayments against the Line of Credit during the nine months ended November 30, 2003.

In August 2001, we entered into a $10.0 million line of credit, referred to previously as the working capital line of credit, with a financial institution. This line of credit is secured by certain of our fixed-income investments. The line bears interest at monthly LIBOR plus 1% (2.12% at November 30, 2003). This line is available to the Company for up to 12 months and is to be used to provide additional working capital liquidity. On May 15, 2002, we increased the working capital line of credit to $15.0 million, all of which was outstanding at November 30, 2003. In August 2003, we renewed this working capital line of credit for another year on the same terms.

For each of the past six fiscal quarters, we have generated increasingly positive cash flow from operations, for a total of $32.5 million. During this same 18-month period, we increased the total amount of our cash and investments by over $40.0 million. However, due to our limited history of generating cash flow from our operations, there can be no assurance that we will continue to generate successively higher amounts of cash from our operations in each prospective fiscal quarter. Further, because our cash flow provided by operations is highly dependent upon the timing of the execution of large sales contracts and the payment terms granted to such customers, our cash flow from operations could be subject to fluctuation.

Factors Affecting Future Results

RISKS RELATED TO OUR BUSINESS

We depend on the support of Linux developers not employed by us for improvements and advancement of our Red Hat Enterprise Linux technologies.

We may not be able to release major product releases and upgrades of Red Hat Enterprise Linux on a timely basis because the heart of Red Hat Enterprise Linux, the Linux kernel, is maintained by third parties. Linus Torvalds, the original developer of the Linux kernel, and a small group of engineers, many of whom are not employed by us, are primarily responsible for the development and evolution of the Linux kernel. If this group of developers fails to further develop the Linux kernel or if Mr. Torvalds or prominent Linux developers who are members of this group and are currently employed by us were to join one of our competitors, no longer be employed by us or no longer work on the Linux kernel, we would have to either rely on another party to further develop the kernel or develop it ourselves. We cannot predict whether enhancements to the kernel would be available from reliable alternative sources. We could be forced to rely to a greater extent on our own development efforts, which would increase our development expenses and may delay our product release and upgrade schedules. In addition, any failure on the part of the kernel developers to further develop and enhance the kernel could stifle the development of additional Linux-based applications.

If we fail to continue to establish and maintain strategic distribution and other collaborative relationships with industry-leading companies, we may not be able to attract and retain a larger customer base.

Our success depends in part on our ability to continue to establish and maintain strategic distribution and other collaborative relationships with industry-leading hardware manufacturers (such as Hewlett-Packard, Dell, IBM, Fujitsu and others), distributors, software vendors (such as Oracle) and enterprise solutions providers. These relationships allow us to offer our products and services to a much larger customer base than we would otherwise be able to through our direct sales and marketing efforts. We may not be able to maintain these relationships or replace them on attractive terms. In addition, our existing strategic relationships do not, and any future strategic relationships may not, afford us any exclusive marketing or distribution rights. As a result, many of the companies with which we have strategic alliances pursue alternative technologies and develop alternative products and services in addition to or in lieu of our products and services, either on their own or in collaboration with others, including our competitors. Moreover, we cannot guarantee that the companies with which we have strategic relationships will market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing, and technical support.

If third-party enterprise software application providers do not continue to make their new applications compatible with our Linux-based operating systems, our software will cease to be competitive.

Our products will not be competitive unless new enterprise software applications continue to be compatible with our Linux-based operating systems. We intend to encourage the development of additional applications that operate on Linux-based operating systems by attracting third-party developers to the Linux platform, providing open source tools to create these applications and maintaining our existing developer relationships through marketing and technical support for third-party developers. If we are not successful in achieving these goals, however, our products will not be competitive and our sales growth will be adversely affected.

We may be unable to predict the future course of open source technology development, which could reduce the market appeal of our products and damage our reputation.

We do not exercise control over many aspects of the development of open source technology. Different groups of open source software programmers compete with one another to develop new technology. Typically, the technology developed by one group will become more widely used than that developed by others. If we adopt new technology and incorporate it into our products and competing technology becomes more widely used or accepted, the market appeal of our products may be reduced and that could harm our reputation, diminish the Red Hat brand and result in decreased revenue.

There are few technology barriers to entry in the open source market.

One of the characteristics of open source software is that anyone can modify the existing software or develop new software that competes with existing open source software. Such competition can develop without the degree of overhead and lead time required by traditional proprietary software companies. It is possible for a competitor with greater resources than ours to develop its own open source operating system solution, potentially reducing the demand for our solutions.

We have entered into and may continue to enter into or seek to enter into business combinations and acquisitions, which may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

We have acquired several businesses, including, most recently, Sistina Software, Inc. on December 23, 2003. As part of our business strategy, we may enter into additional business combinations and acquisitions in the future. We have limited experience in making acquisitions. In addition, acquisitions are typically accompanied by a number of risks, including:

•	the difficulty of integrating the operations and personnel of the acquired companies;

•	the maintenance of acceptable standards, controls, procedures and policies;

•	the potential disruption of our ongoing business and distraction of management;

•	the impairment of relationships with employees and clients as a result of any integration of new management and other personnel;

•	the inability to maintain a relationship with clients of the acquired business;

•	the difficulty of incorporating acquired technology and rights into our products and services;

•	the potential failure to achieve the expected benefits of the combination or acquisition;

•	expenses related to the acquisition;

•	potential unknown liabilities associated with acquired businesses; and

•	unanticipated expenses related to acquired technology and its integration into existing technology.

If we are not successful in completing acquisitions that we may pursue in the future, we would be required to reevaluate our growth strategy and we may have incurred substantial expenses and devoted significant management time and resources in seeking to complete the acquisitions. In addition, with future acquisitions, we could use substantial portions of our available cash as all or a portion of the purchase price. We could also issue additional securities as consideration for these acquisitions, which could cause our stockholders to suffer significant dilution, or incur substantial debt. Any future acquisitions may not generate additional revenue for us.

If we fail to effectively manage our growth, our operations and financial results could be adversely affected.

We have expanded our operations rapidly in recent years. For example, our aggregate revenues increased from approximately $65.0 million for the nine months ended November 30, 2002 to approximately $89.1 million for the nine months ended November 30, 2003. As of November 30, 2003, we had 602 employees, up from 569 as of November 30, 2002. In addition, we continue to explore ways to extend our product and service offerings, and geographic reach. Our growth has placed and may continue to place a strain on our management systems, information systems, resources and internal controls. Our ability to successfully offer products and services and implement our business plan requires adequate information systems and resources and oversight from our senior management. We have, with our audit committee, undertaken to review and improve our financial and managerial controls, reporting systems and procedures. We will need to continue to modify and improve these controls, systems and procedures and other internal controls and compliance procedures as we continue to grow and expand our business. As we grow, we must also continue to hire, train, supervise and manage new employees. We may not be able to hire, train, supervise and manage sufficient personnel or develop management and operating systems to manage our expansion effectively. If we are unable to manage our growth and improve our controls, systems and procedures, our operations and financial results could be adversely affected.

RISKS RELATED TO OUR FINANCIAL RESULTS AND CONDITION

We have incurred substantial net losses on a GAAP basis in the past and may not be able to maintain profitability.

We have incurred net losses in seven of our previous eight fiscal years, including our most recent fiscal year ended February 28, 2003. As of November 30, 2003, we had an accumulated deficit of $281.4 million. While we have achieved profitability in the first nine months of the current fiscal year, we cannot be certain that we will be able to sustain profitability. Failure to remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

You should not rely on our quarterly results of operations as an indication of our future results.

Due to the unpredictability of the technology spending environment, our revenue and operating results have fluctuated and may continue to fluctuate from quarter to quarter. We base our current and projected future expense levels in part on our estimates of future revenue. Our expenses are, to a large extent, fixed in the short term. We may not be able to adjust our spending quickly enough to protect our projected operating results for a quarter if our revenue in that quarter falls short of our expectations. If our future operating results fall below expectations of securities analysts or investors, the market price of our common stock may decline.

We may not be able to effectively attract additional enterprise customers and preserve relationships with current enterprise customers, which could adversely affect revenue.

Historically, we focused our sales and marketing efforts on product sales to individuals. In late fiscal 2002, we began to focus the predominant portion of our sales and marketing efforts on expanding our enterprise customer base. To this end, we have invested extensively to attract enterprise customers. While we have been successful to date in acquiring large enterprise customers, if we are unsuccessful in gaining additional large enterprise customers in the future or in securing subscription renewals from existing enterprise customers, it will adversely affect our future revenue. In addition, while our subscription agreements generally provide for renewals at prices that are the same as those in effect during the initial term or at then current list prices, there can be no assurance that customers will renew their subscription agreements at the end of the initial or any renewal term or that customers will not seek to condition any renewal on reduced prices. Any failure to obtain customer renewals, or reduction in prices upon renewal, could reduce future revenues.

We may not be able to continue to attract capable management personnel.

Over the past three years we have built our management team during a time of significant unemployment and downturn in the technology sector. This has given us the opportunity to attract highly capable management personnel. However, our ability to retain key management personnel or hire capable new management personnel as we grow may be challenged if the technology sector rebounds and/or if companies with more generous compensation packages or greater perceived growth opportunities compete for the same personnel.

We depend on our key personnel.

Our future success depends on the continued services of a number of key officers, including our Chief Executive Officer and President, Matthew J. Szulik, our Executive Vice President-Engineering, Paul Cormier, our Chief Financial Officer, Kevin B. Thompson and our Executive Vice President—Worldwide Sales, Alex Pinchev. The loss of the technical knowledge and industry expertise of any of these individuals could seriously impede our success. Moreover, the loss of one or a group of our key employees, particularly to a competitor, and any resulting loss of customers could reduce our market share and diminish the Red Hat brand.

We may lack the financial and operational resources needed to increase our market share and compete effectively with Unix operating systems providers, Microsoft, other established operating systems developers, software development tools developers, and certain infrastructure service providers.

In the market for operating systems, we face significant competition from larger companies with greater financial resources and name recognition than we have. These competitors, which offer hardware-independent multi-user operating systems for Intel platforms and/or UNIX-based operating systems, include Microsoft, Novell, IBM, Sun Microsystems, Hewlett-Packard and Unisys. In the future, these competitors may develop and market a competing open source operating system.

As we increase our services offerings, we may face competition from larger companies that currently provide service and training related to the Linux operating system as well as other operating systems, particularly UNIX-based operating systems, due to the fact that Linux-and UNIX-based operating systems share many common features. These companies, including IBM and Hewlett-Packard, may be able to leverage their existing service organizations and provide higher levels of consulting and training on a more cost-effective basis than we can. We may not be able to compete successfully with current or potential competitors.

We may not be able to meet the operational and financial challenges that we will encounter as our international operations continue to expand.

As we expand our international operations, we will face a number of additional challenges associated with the conduct of business overseas. For example:

•	we may have difficulty managing and administering a globally-dispersed business;

•	fluctuations in exchange rates may negatively affect our operating results;

•	we have to comply with a wide variety of foreign laws;

•	we may not be able to adequately protect our intellectual property rights overseas due to the uncertainty of laws and enforcement in certain countries relating to the protection of intellectual property rights;

•	export controls and times of crisis could prevent us from shipping our products into and out of certain markets;

•	changes in import/export duties and quotas could affect the competitive pricing of our products and services and reduce our market share in some countries; and

•	economic or political instability in some international markets could result in the forfeiture of some foreign assets and the loss of sums spent developing and marketing those assets.

Any failure by us to effectively manage the challenges associated with the international expansion of our operations could adversely affect our business, operating results and financial condition.

RISKS RELATED TO LEGAL UNCERTAINTY

We could be prevented from selling or developing our software if the GNU General Public License and similar licenses under which our products are developed and licensed are not enforceable.

The Linux kernel and the Red Hat Linux operating system have been developed and licensed under the GNU General Public License and similar open source licenses. These licenses state that any program licensed under them may be liberally copied, modified and distributed. The GNU General Public license is a subject of litigation in the case of The SCO Group, Inc. v. International Business Machines Corp., pending in the United States District Court for the District of Utah. It is possible that a court would hold these licenses to be unenforceable in that litigation or that someone could assert a claim for proprietary rights in a program developed and distributed under them. Any ruling by a court that these licenses are not enforceable, or that Linux-based operating systems, or significant portions of them, may not be liberally copied, modified or distributed, would have the effect of preventing us from selling or developing our products.

Our subscription-based contract model may encounter customer resistance.

The subscription agreement for Red Hat Enterprise Linux requires customers to agree to a subscription for our systems management services for each machine on which they deploy Red Hat Enterprise Linux. At the same time, the subscription agreement places no restriction on the customer’s right to redistribute Red Hat Enterprise Linux. While we believe this practice fully complies with the requirements of the GNU General Public License, and while we have reviewed this practice with the Free Software Foundation, the organization that maintains and provides interpretations of the GNU General Public license, we may still encounter customer resistance to this distribution model. To the extent we are unsuccessful in promoting or defending this distribution model, our business and operating results could be materially and adversely affected.

We are vulnerable to claims that our products infringe third-party intellectual property rights because our products are comprised of distinct software components, many of which are developed by numerous independent parties, and an adverse legal decision affecting our intellectual property could materially harm our business.

We are vulnerable to claims that our products infringe third-party intellectual property rights because our products are comprised of distinct software components, many of which are developed by numerous independent parties. Claims for infringement of intellectual property rights may be filed and often seek damages and injunctive relief. In particular, third parties may assert claims for infringement or claims based on trade secret theories. The risk of infringement claims is exacerbated by the fact that much of the code in our products is developed by numerous independent parties over whom we exercise no supervision or control. It is further exacerbated by our lack of access to unpublished software patent applications. Claims of infringement could require us to seek to obtain licenses from third parties in order to continue offering our products, reengineer our products, or discontinue the sale of our products in the event reengineering could not be accomplished on a timely basis.

SCO Group, Inc., or SCO, has publicly alleged that certain Linux kernels contain unauthorized UNIX code or derivative works. On August 4, 2003, we filed a complaint against SCO in the United States District Court for the District of Delaware seeking, among other things, a declaratory judgment that we are not infringing any of SCO’s intellectual property rights. SCO moved to dismiss the complaint and, to date, has not asserted a claim of infringement against us. Uncertainty concerning SCO’s allegations, regardless of their merit, could adversely affect sales of our products. If SCO were to prevail in this or other actions related to their claims regarding Linux, our business could be materially and adversely affected.

Defending patent infringement, copyright infringement and/or trade secret claims, even claims without significant merit, can be expensive. An adverse legal decision affecting our intellectual property could materially harm our business.

Our products may contain defects that may be costly to correct, delay market acceptance of our products and expose us to litigation.

Despite testing by ourselves and our customers, errors have been and may continue to be found in our products after commencement of commercial shipments. This risk is exacerbated by the fact that much of the code in our products is developed by independent parties over whom we exercise no supervision or control. If errors are discovered, we may have to make significant expenditures of capital to eliminate them and may not be able to successfully correct them in a timely manner or at all. Errors and failures in our products could result in a loss of, or delay in, market acceptance of our products and could damage our reputation and our ability to convince commercial users of the benefits of Linux-based operating systems and other open source software products.

In addition, failures in our products could cause system failures for our customers who may assert warranty and other claims for substantial damages against us. Although our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims, it is possible that these provisions may not be effective or enforceable under the laws of some jurisdictions. In addition, our insurance policies may not adequately limit our exposure to this type of claim. These claims, even if unsuccessful, could be costly and time consuming to defend.

Our efforts to protect our trademarks may not be adequate to prevent third parties from misappropriating our intellectual property rights.

Our most valuable intellectual property is our collection of trademarks. The protective steps we have taken in the past have been, and may in the future continue to be, inadequate to deter misappropriation of our trademark rights. Although we do not believe that we have suffered any material harm from misappropriation to date, we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our trademark rights in a timely manner. We have registered some of our trademarks in the Americas, Europe, Asia and Australia and have other trademark applications pending in each of those regions. Effective trademark protection may not be available in every country in which we offer or intend to offer our products and services. Failure to adequately protect our trademark rights could damage or even destroy the Red Hat brand and impair our ability to compete effectively. Furthermore, defending or enforcing our trademark rights could result in the expenditure of significant financial and managerial resources.

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

We did not hold derivative financial instruments as of November 30, 2003, and have not held these types of investments in the past.

Foreign Currency Risk

Approximately 32% of our revenues for the three months ended November 30, 2003 were generated by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. Additionally, the assets and liabilities of our non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Unrealized translation gains and losses will be included as an adjustment to stockholders’ equity.

ITEM 4: CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of November 30, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of November 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended November 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The material set forth in Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description
31.1	CERTIFICATION OF MATTHEW J. SZULIK, CHIEF EXECUTUVE OFFICER, PRESIDENT AND CHAIRMAN OF THE BOARD OF DIRECTORS, PURSUANT TO RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

31.2	CERTIFICATION OF KEVIN B. THOMPSON, CHIEF FINANCIAL OFFICER, PURSUANT TO RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

32.1	CERTIFICATIONS OF MATTHEW J. SZULIK, CHIEF EXECUTUVE OFFICER, PRESIDENT AND CHAIRMAN OF THE BOARD OF DIRECTORS, AND KEVIN B. THOMPSON, CHIEF FINANCIAL OFFICER, PURSUANT TO 18 U.S.C. SECTION 1350

(b) Reports on Form 8-K

On September 18, 2003, we furnished a Current Report on Form 8-K under Item 9 containing a copy of our earnings release for the fiscal quarter ended August 31, 2003 pursuant to Item 12 (Results of Operations and Financial Condition).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 5, 2004	RED HAT, INC.

	By:	/s/ MATTHEW J. SZULIK
Matthew J. Szulik
President and Chief Executive Officer (Officer on behalf of the Registrant)

	By:	/s/ KEVIN B. THOMPSON
Kevin B. Thompson
Chief Financial Officer (Principal Financial Officer)