Form 10-K
period 2004-02-29
RED HAT INC
filed 2004-05-14
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 29, 2004

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of August 31, 2003 was approximately $1,162,905,351, based on the closing price of $7.25 for our common stock as reported by The Nasdaq National Market on August 29, 2003. There were 183,087,460 shares of common stock outstanding as of April 30, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1    BUSINESS

GENERAL

We are the global leader in providing an enterprise operating system and related systems management services based on open source technology for the information technology infrastructure requirements of large enterprises. We developed an enterprise operating system, Red Hat Enterprise Linux AS, which we introduced in May 2002. Since the original release, we have added two additional versions of Red Hat Enterprise Linux: Red Hat Enterprise Linux ES and Red Hat Enterprise Linux WS. With these offerings we provide a Red Hat Enterprise Linux operating system that, we believe, is suitable from a price and functionality perspective for a wide range of application areas of the information technology infrastructure of the large enterprise, including the technical/developer workstation, the middle tier of the information technology infrastructure, which includes applications such as database ERP and large file systems, and the data center. Red Hat Network provides an integrated management service that allows Red Hat Enterprise Linux technologies to be updated, configured, provisioned and the performance of these technologies to be monitored in an automated fashion. These technology solutions, and the enterprise technology and systems management offerings that will follow them, reflect our commitment to provide an enterprise-wide infrastructure platform based on open source technology.

Many of the leading independent software vendors to the large enterprise, or ISV’s, have caused their applications to run on the Red Hat Enterprise Linux operating system. We believe that this widespread support from companies such as Oracle (Oracle 9i Database, Oracle 9i Application Server, Oracle E-Business Suite), IBM (WebSphere, DB2, Lotus, Tivoli, Rational), BMC, Computer Associates, EMC/Legato, VERITAS, BEA, SAP, Peoplesoft and Network Applicance among others has increased the market acceptance of the Red Hat Enterprise Linux operating system. In addition, we have signed global strategic agreements with leading global Intel-based server and workstation hardware vendors to the large enterprise, or IHV’s, including Dell, HP, Fujitsu, NEC, Hitachi, Fujitsu Siemens and IBM, all of which have agreed to support Red Hat Enterprise Linux offerings on certain of their Intel-based servers and workstations. In addition, each of these hardware providers has agreed to pre-load Red Hat Enterprise Linux on certain of their Intel-based servers and workstations and sell the hardware and Red Hat Enterprise Linux to their customers as a pre-configured solution. We believe that the distribution of Red Hat Enterprise Linux and our layered infrastructure technologies by these companies will be one of our most critical channels of distribution.

We have developed a complete suite of consulting and training offerings that enable large enterprise customers to capture the significant cost, performance and scalability benefits of our enterprise solutions. We persist in our core belief that the collaborative open source development model is the most effective method to create and deliver high quality software to enterprise customers. We believe that the adoption of Red Hat Enterprise Linux, which is based on open source technology, as a mission critical operating system by the large enterprise, is a significant shift in the computing industry, which has by all accounts continued to gain significant momentum during calendar 2003.

We view Red Hat Enterprise Linux as the foundation upon which we will build an open source architecture for the enterprise. It is our strategy to provide an open source alternative to many of the proprietary infrastructure software applications currently used by large enterprises. However, we believe it is essential to our success that we provide our customers choices at all times, which means that we will aim to ensure that competing proprietary software performs as well on our Red Hat Enterprise Linux operating system as any alternative open source software that we distribute.

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

We believe that open source software has emerged as a viable alternative to traditional proprietary software. Under the proprietary model of software development, a software developer generally licenses to the user only the object, or binary code. Binary code consists of the 1’s and 0’s that only computers understand. By contrast, under the open source development model, the software developer provides the user with access to both the binary code and the source code. Source code is the language used by the developers. As compared to the proprietary model, the open source model:

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

One of the better known open source technologies is the Linux kernel, the engine of our Linux-based enterprise operating system. An operating system is the software that allows a computer and its various hardware and software components to interact. Thousands of developers worldwide continually collaborate on improving the Linux operating system and we believe we are able to take the best of those improvements and integrate these improvements into our Red Hat Enterprise Linux operating system and provide a stable, rapidly innovating and high performing operating system which has the support of all of the major independent software and hardware vendors in the world.

Since 1991, the use of Linux-based operating systems has grown rapidly. According to International Data Corporation (“IDC”), only two operating systems have shown growth in net new shipments over the last three years: Linux and Microsoft NT/Windows 2000.

Challenges to the widespread adoption of open source by the large enterprise

Despite a strong initial market acceptance of our Red Hat Enterprise Linux operating system and other open source products by the large enterprise, there exist a number of obstacles to widespread adoption within the enterprise, including:

•	the need for additional third-party enterprise applications to run on our Red Hat Enterprise Linux operating system;

•	limited number of well-financed, viable open source industry participants;

•	competition from well-established industry participants; and

•	success of a technology business model not based on the protection of proprietary technology.

THE RED HAT BUSINESS MODEL

We have created a business model based on a suite of enterprise software products and technology-based systems management services (Red Hat Enterprise Linux and Red Hat Network), which are developed as open source technologies. We sell these technologies and services to our customers in the form of annual subscriptions on a per-server basis. Most of the contracts we have with our customers are for subscriptions to Red Hat Enterprise Linux. The base subscription entitles the end user to one year of maintenance, which includes configuration support and updates to the technology, when and if available, during the term of the subscription. We believe we have developed a compelling list of reasons for the CIO’s of large enterprises to pay on a per-server basis for the software solutions and technology base-based systems management services that we provide. These reasons are based on the business value that we provide to our customers rather than the traditional lock-in of proprietary technology. Our business model is predicated on the acceptance and widespread deployment of Red Hat Enterprise Linux as a significant operating system by the large enterprise, our success at receiving annual subscription revenues on a per-server basis for Red Hat Enterprise Linux and related enterprise technologies and our ability to receive increasing annual average per server subscription revenues by providing additional value to our customers in the form of layers of technology and additional systems management services that our customers will purchase as needed.

Widespread support by the leading independent software and hardware vendors to the large enterprise

We engineer what we believe to be the most comprehensive, technically advanced, reliable and stable operating system based on open source technology, the Red Hat Enterprise Linux platform and related technologies. Red Hat Enterprise Linux AS, ES and WS provide an integrated operating system that we believe meets the performance, reliability and scalability demands of the chief information officer of the large enterprise from the edge of the network to the data center. In order to facilitate the widespread deployment of Red Hat Enterprise Linux, we have focused on gaining widespread support for the Red Hat Enterprise Linux operating system from the providers of hardware and software technology critical to the large enterprise. We believe that we are currently the only Linux company to have (i) the leading software vendors to large enterprises, such as: BMC, Computer Associates, IBM (Websphere, DB2, Lotus, Tivoli, Rational), EMC, Oracle (Oracle 9i Database, Oracle 9i Application Server, Oracle 10g, Oracle E-Business Suite), BEA, SAP, PeopleSoft, Network Appliance and VERITAS, cause their applications to run on our Red Hat Enterprise Linux operating system and (ii) support from the top Intel hardware providers, like: Dell, Fujitsu, Fujitsu/Siemens, HP, IBM, NEC, and Hitachi.

Red Hat Enterprise Linux is:

•	flexible and scalable—capable of running the entire network of a large enterprise or a single device;

•	functional—able to handle discrete or multiple applications accessed by multiple users;

•	adaptable—allowing the user to modify the software to meet particular needs and requirements;

•	stable and reliable—constantly monitored and fine-tuned by thousands of developers worldwide; and

•	economically compelling—providing a hard dollar, rapid return on investment (in most cases the return on investment occurs within six months or less).

Technology-based systems management services that significantly reduce the cost of managing the information technology infrastructure

Red Hat Network, the first of our systems management offerings, improves the system reliability and security of the Red Hat Enterprise Linux operating system while increasing system administrator productivity to reduce the overall cost of managing the Red Hat Enterprise Linux infrastructure. Red Hat Network brings together the tools, services, and information customers need to maximize the reliability and security of enterprise systems. With Red Hat Network, a single administrator can set up and maintain hundreds or thousands of Red

Hat Enterprise Linux systems more easily than maintaining a single system without Red Hat Network. The basic level of Red Hat Network services are received as part of an annual subscription to Red Hat Enterprise Linux. Options such as Proxy Server and Satellite Server can be purchased as additional annual subscriptions and can provide systems management services from inside the corporate firewall by changing the delivery point of the service from Red Hat, via the internet, to a server located inside the corporate firewall. In addition, we have recently expanded the functionality of Red Hat Network to provide, as an additional annual subscription, performance monitoring of the operating system, the network and certain infrastructure applications and provisioning of the operating system and certain applications. This performance monitoring service can be provided in a hosted model over the Internet or through a satellite model which moves the delivery point of the service inside the corporate firewall.

Extensive professional services

We offer a broad range of professional services relating to the development, deployment, and use of Red Hat Enterprise Linux and related technology-based systems management services. These professional services include information technology architecture consulting, Red Hat Enterprise technology deployment services, training and education and hardware certification. We believe that providing these services and establishing ourselves as our customers’ technology development, deployment and systems management provider will allow us to facilitate the widespread adoption of Red Hat Enterprise Linux and other open source technologies by the large enterprise.

An online destination for the open source community

We are dedicated to serving the interests and needs of open source software users and developers online. redhat.com serves as our primary customer interface and delivery mechanism for many of our products. redhat.com also serves as a comprehensive resource for the latest information related to open source initiatives. It contains news of interest to open source users and developers, features for the open source community, a commerce site and priority access for software downloads and upgrades. Visitors to our website can organize and participate in user groups, make available bug fixes and incremental code improvements and share knowledge regarding the use and development of open source software.

By acting as a clearinghouse of open source and Linux-related information and by facilitating the interaction of developers, businesses and technology enthusiasts, we believe our website has become a community center for the open source movement.

Commitment to the open source development model

We have fully embraced the open source model in the development of its technology solutions and services. Whereas some of our competitors have incorporated certain aspects of this model into their businesses while retaining various features of the proprietary model, our product offerings are true open source offerings. We share our improvements to the Linux kernel and other open source products with the development community. In this way, we help independent developers by making our products more useful for them in their own development projects. We believe that the collaborative open source development model is the best way to develop and deliver high quality software.

Strategic relationships

During fiscal 2003 and fiscal 2004, we entered into global strategic agreements that encompass technology development, marketing and distribution of Red Hat Enterprise Linux with leading technology companies, including Dell, Hewlett-Packard, IBM, IBM Global Services, Intel, Oracle, BEA, Fujitsu, Fujitsu Siemens, AMD, NEC, Hitachi, EMC and Network Appliance. We believe that this widespread support has increased the market acceptance of our Red Hat Enterprise Linux operating system and Red Hat Network Services. By establishing and maintaining these strategic relationships, we believe we will be able to increase market awareness of our Red Hat Enterprise technologies, gather industry support for our enterprise technologies and services, penetrate new geographic, vertical and product markets and, most importantly, rapidly increase the deployment of Red Hat Enterprise Linux by large enterprises.

Segment Reporting

We identify our operating segments primarily based on differences in the nature of our products and services and on geographic location. Our operating segments are enterprise and embedded. These segments reflect our primary focus, sales of Red Hat Enterprise Linux and Red Hat Network subscriptions to large enterprises, and the fact that we have decided to maintain a small but strategic presence in the embedded systems market. Retail subscription revenue is included in the enterprise segment. Performance of these segments is evaluated based on their respective gross profit margins as disclosed in our Consolidated Statements of Operations.

We evaluate our assets on a consolidated basis only. Accordingly, no information has been provided and no allocations have been made related to segment assets.

We have international sales offices in the United Kingdom, France, Italy, Ireland, Germany, Hong Kong, Korea, Australia, India and Japan. We manage our international business on a Europe-wide and Asia Pacific-wide basis. See further discussion of our segment and geographic areas of operation in NOTE 2 of the Notes to our Consolidated Financial Statements.

BUSINESS STRATEGY

Our business strategy is to rapidly gain widespread acceptance and deployment of Red Hat Enterprise Linux as a mission critical operating system by the large enterprise, to generate annual subscription revenues on a per server basis for Red Hat Enterprise Linux, to generate increasing annual subscription revenues on a per server basis by providing additional value to our customers in the form of additional layers of open source technology that will be provided on top of our Red Hat Enterprise Linux operating system and to generate increasing revenue from providing additional systems management services. In addition, we are focused on selling our products and services to the Global 2000. The key elements of our strategy are:

Increase the adoption of Red Hat Enterprise Linux by the large enterprise

The past twenty-four months have seen market acceptance of the Red Hat Enterprise Linux operating platform by the large enterprise and the acceptance of Linux in general as a viable operating system for mission critical areas of the information technology infrastructure of large enterprises, and we intend to promote further acceptance of Red Hat Enterprise Linux and Red Hat Network through a variety of means. This includes developing additional layers of technology for our Red Hat Enterprise Linux operating system, bringing new systems management services to market, focusing on the success of our strategic relationships with companies such as Dell, Oracle, HP, IBM, Fujitsu, NEC, Hitachi, and Network Appliance and continuing to add strategic relationships with other major information technology companies and focusing on new geographic areas. The strength of our strategic relationships with these companies is crucial to the continued expansion of the use of our enterprise technologies globally, the technical advancement and widespread distribution of our enterprise solutions, the migration of existing third-party enterprise applications to Red Hat Enterprise Linux and the development of new third-party enterprise applications suitable for Linux-based operating systems.

Continue to pursue strategic acquisitions and alliances

We intend to continue to pursue a selective acquisition strategy as opportunities arise to complement and expand our systems management offerings, add additional layers of infrastructure products to our Red Hat

Enterprise Linux operating system and extend our service capabilities. During fiscal 2004, we acquired Sistina Software, Inc., or Sistina. Sistina provides us with a global file system software product that provides our initial entry into the storage management marketplace. We also intend to create additional strategic alliances where it is beneficial to our business model.

Continue to grow our market share in international markets

We have operations in many countries in Europe and Asia. We are continuing to expand our operations geographically. We offer Red Hat Enterprise Linux in English, French, German, Italian, Spanish, Japanese, traditional Chinese, simplified Chinese, and Korean, and plan to introduce it in additional languages in the future. We expect that our international operations will remain an integral part of our business and that we will expand into new countries such as Korea, China and continents such as South America. Please see NOTE 2 to the Notes to the Consolidated Financial Statements for a discussion of our revenues by geographic area.

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

PRODUCTS AND SERVICES

The Red Hat Enterprise suite of products, consisting of Red Hat Enterprise Linux, Red Hat Network, and Red Hat Applications, are at the center of our subscription strategy and our open source architecture. Our professional services offerings, principally directed toward our large enterprise customers and the leading hardware providers with whom we have strategic agreements, include technical support and maintenance, custom development, consulting, training and education, and hardware certification.

Many of our software products come with a limited services subscription. Users are entitled to access Red Hat Network in addition to various levels of Internet-based or telephone-based support.

Red Hat Enterprise Linux

Red Hat Enterprise Linux is a version of the Linux operating system designed expressly for enterprise computing. Red Hat Enterprise Linux is built around a common core that delivers the features required for commercial deployments, including:

•	Support for a wide range of ISV applications, including Oracle, VERITAS, IBM, and BEA;

•	Certification on multiple architectures and leading Intel-based hardware original equipment manufacturer, or OEM, platforms, including Dell, HP, Fujitsu, Fujitsu Siemens, IBM, NEC, Hitachi, and Sun Microsystems;

•	Comprehensive service offerings, up to 24 x 7 with 1 hour response, available both from Red Hat and selected ISV/OEM partners;

•	Performance, scalability, and availability, with leading audited industry benchmarks;

•	Stability with 12-18 month version upgrade cycles and five years product support; and

•	A fully homogeneous suite of products that enables interoperation of systems from the technical/developer workstation to the data center.

Red Hat Enterprise Linux is available in three versions:

Red Hat Enterprise Linux AS    Red Hat Enterprise Linux AS is our top-of-the-line Enterprise Linux product designed for use in mission critical areas of the information technology infrastructure. Supporting the largest commodity-architecture servers and available with the highest levels of support, Red Hat Enterprise Linux AS is designed for large departmental, middle tier of the information technology infrastructure and data center server deployments.

Red Hat Enterprise Linux ES    Red Hat Enterprise Linux ES is our version designed for systems ranging from the edge-of-network to medium scale departmental deployments.

Red Hat Enterprise Linux WS    Red Hat Enterprise Linux WS is designed for technical/developer workstations and high performance computing/clustering applications. It is designed for client-server deployments, development environments, and client applications environments (such as electronic design automation and oil/gas applications).

Our Red Hat Enterprise Linux products are primarily delivered on an annual subscription basis with one year of subscription services and access to the basic software update and configuration management functionality of Red Hat Enterprise Network.

Red Hat Network

Red Hat Network provides simple systems management services for Linux-based infrastructures. With a focus on open standards and scalability, Red Hat Network helps organizations increase productivity, lower costs, and enhance security. The modular design allows customers to purchase desired services for provisioning, managing, and updating systems. Red Hat Network services are also available through different architectures—Hosted, Proxy, and Satellite—that are designed to provide organizations with the right level of support and functionality based on their size or needs.

Red Hat Network consists of three modules: Update, Management, and Provisioning. Customers purchase entitlements to these services on an annual per-system subscription basis.

Update Module    Complimentary with a RHEL subscription. The Update Module is the entry-level offering for Red Hat Network. It allows our customers to maintain single systems and includes functionality such as a graphical user interface, priority notification, errata information, Red Hat Package Manager (“RPM”) dependency checking, and auto update.

Management Module    Includes all of the functionality of the Update Module. The Management Module allows our customers to manage their entire Linux infrastructure. Designed for enterprise scalability, the Management Module features systems grouping, role-based administration for policies and permissions, scheduled actions, and higher-end functionality (with Satellite server – see the discussion of our architecture below), such as third-party channels, custom channels, local package caching, and off-network capability.

Provisioning Module     Includes all of the functionality of the Management Module plus the Provisioning Module includes features such as operating system provisioning (from bare metal boxes or previously deployed boxes), configuration management, multi-state rollback, scheduled remote actions, Kickstart configuration tools, and RPM-based application provisioning.

Red Hat Network has three architectures designed around our customers’ requirements: Hosted, Proxy, and Satellite.

Hosted    In the Hosted architecture, individual systems of the customer connects to the Red Hat Network via the Internet and exchanges packages and information with the central Red Hat Network servers. This is the default architecture for purchasing a subscription to Red Hat Network.

Proxy     In the Proxy architecture, individual systems of the customer connect to a Red Hat Network proxy hosted on the customer’s network. The proxy aggregates all necessary data and performs selected tasks locally. It also communicates via the Internet with the central Red Hat Network servers. All information stored in the Red Hat Network database is kept on the Red Hat Network servers. The Proxy architecture is available for all of the service modules listed above.

Satellite    In the Satellite architecture, all Red Hat Network functionality (system profiles, reporting data, application server, etc.) is stored locally on a customer’s network. The satellite server connects with Red Hat Network over the Internet to download updates. This architecture allows our customers to take their Red Hat Network technology off the Internet if desired to improve security. The Satellite architecture is available for all of the service modules listed above.

Red Hat Applications

Red Hat Applications include software for managing Web content, software development, and high availability clusters of Linux systems. These applications are a key component of our vision of open source architecture for the enterprise. In the application infrastructure layer, we offer a range of standards-based open source technologies to enable JavaTM-based Web application development and deployment. In addition, the Red Hat Developer Suite provides an Integrated Development Environment for application developers. The Red Hat Cluster Suite features high availability clustering using application failover technology, which is designed to make applications available at all times. Network load balancing technology provides performance and availability improvements for network-intensive applications. Red Hat GFS is an enterprise-strength clustered file system for Linux, designed for commercial and technical computing applications requiring access to fully shared data.

This growing suite of products and services that comprises our open source architecture provides new opportunities for our customers to deploy open source technologies that integrate with their Red Hat Enterprise Linux operating system and make it even more productive.

Professional services

Our professional services are designed to help individuals and enterprises derive the full value of our products and open source technology.

Global Professional Services    Our strategy is to provide comprehensive solutions to assist our customers at every phase of the infrastructure lifecycle, from analysis and design of use of our open source products to development and deployment. We also offer services in areas such as migration to Linux from UNIX and integration of disparate operating environments, high-performance computing, and high-availability clustering.

Global Learning Services    Red Hat Global Learning Services (“GLS”) provides comprehensive Linux training for system administrators. The central element of our training program is RHCE (Red Hat Certified Engineer) certification, which has been consistently ranked as one of the top three technical training certification programs by groups, such as Certification Magazine. The GLS curriculum includes courses on security, developer skills, and much more. We offer open enrollment in more than 85 cities worldwide, and the majority of the curriculum also can be delivered via e-learning or a customized on-site course.

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

In addition, in January 2004, Novell, Inc. acquired Suse, Inc., a Linux company. Novell is significantly more capitalized than Suse had been and has historical relationships with many of the Intel hardware providers.

With the development of our enterprise consulting and training and education offerings, we now face competition in the market for providing consulting services related to the deployment of our enterprise technologies, including Red Hat Enterprise Linux and Red Hat Network. Our competitors in the market include IBM Global Services, with which we have a global strategic agreement, as well as other technology infrastructure consulting companies.

In the market for systems management services, we compete with a limited number of large companies that have significantly greater financial resources, larger development staffs and more extensive marketing and distribution capabilities. These competitors include IBM, HP, Computer Associates and BMC, all of which offer heterogeneous operating system support including Linux, Solaris, AIX, HPUX and Windows. Many of these competitors have legacy client/server offerings that require long implementation cycles and are more difficult to replace in enterprise customers due to switching costs.

The open source software market is not characterized by the traditional barriers to entry that are found in most other markets due to the nature of open source technology. For example, anyone can copy, modify and redistribute Red Hat Enterprise Linux and most of our other open source products themselves. However, they are not permitted to refer to these products as “Red Hat” products unless they purchase such products from us and, as it relates to our Red Hat Enterprise Linux and Red Hat Network offerings, our customers agree not to utilize the benefits of the subscription services that they receive from us on any server/workstation for which they have not purchased a subscription. In addition, the only means by which customers can receive a certified version of Red Hat Enterprise Linux and receive certified updates and upgrades to a copy of Red Hat Enterprise Linux is to purchase and maintain a current subscription directly from us, our certified distributors/resellers or the hardware vendors with which we have global strategic agreements.

We believe that the major factors affecting the competitive landscape for our products include:

•	the name and reputation of vendor;

•	the product performance, reliability, functionality and price;

•	the alliances of the vendor with major industry hardware providers such as Dell, HP, IBM, Fujitsu, Fujitsu Siemens, NEC, and Hitachi;

•	the quality of subscription services;

•	the number of Global 2000 reference accounts;

•	the availability of third-party enterprise infrastructure applications that run on the operating system;

•	the breadth of hardware compatibility;

•	the distribution strength and number of distribution partners of the vendor; and

•	the strength of the vendor’s relationships in the open source community.

Although we believe that we compete favorably with many of our non-linux competitors in a number of respects, including product performance, functionality and price, and breadth of hardware compatibility, we believe that many of our competitors currently have superior distribution capabilities. In addition, there are significantly more enterprise infrastructure applications available for competing operating systems, such as Windows NT, Windows 2003, and UNIX, than there are for Red Hat Enterprise Linux. An integral part of our strategy has been to address these shortcomings by, among other things, strengthening our existing strategic relationships and entering into new ones to expand our distribution capabilities, and attracting more attention to the open source movement, which in turn should create additional incentives for software developers to write more applications for Red Hat Enterprise Linux.

SOFTWARE ENGINEERING AND DEVELOPMENT

We have invested, and intend to continue to invest, significant resources in product and technology development. We have expensed $36.5 million, $32.4 million, and $20.5 million, respectively, in the past three fiscal years in research and development costs. We focus and modify our product development efforts based on the needs of users and changes in the marketplace. We are currently focusing our development efforts on improving or adding the functionality to Red Hat Enterprise Linux and Red Hat Network that is needed by the Global 2000 and the leading third-party applications upon which the Global 2000 are dependent. Our software engineers collaborate with open source software development teams working across the Internet. This involvement enables us to remain abreast of, and lead, technical advances, plans for development of new features and timing of releases, as well as other information related to the development of the Linux kernel and other open source projects.

Our software engineers have contributed to the development and maintenance of some of the most important components of the Red Hat Enterprise Linux operating system, including the installation program and the package management program. The installation program provides users with a single method to install the hundreds of separate software programs that are included with Red Hat Enterprise Linux so that, from the user’s perspective, the hundreds of programs appear as one. This simplified process sharply reduces the time and effort required to install as compared to the alternative of gathering the hundreds of programs one by one via the Internet. The installation program provides default settings for the user depending upon whether the user wishes to use Red Hat Enterprise Linux as a server operating system or as a workstation operating system. The installation also provides advanced users with the ability to customize the programs that are installed, allowing for significant flexibility and control over the operating system. The installation also automatically detects the type of hardware that comprises the user’s computer, in order to ensure that all programs necessary for Red Hat Enterprise Linux to work on the hardware are properly installed.

Our software development engineers perform extensive testing of Red Hat Enterprise Linux, Red Hat Network and other Red Hat enterprise technologies. We use industry standard methods of quality assurance testing to ensure that our enterprise technologies are solidly engineered and ready for use by our customers when shipped.

In addition, we are beginning to invest substantial resources on the development/commercialization of open source technologies which will provide added value on top of the operating system, such as the Global File System and Logical Volume Management and Security Enhanced Linux.

INTELLECTUAL PROPERTY

Red Hat Enterprise Linux, Red Hat Enterprise technologies and our other open source products have been developed and made available for licensing under the GNU General Public License and similar open source licenses. These licenses generally permit anyone to copy, modify and distribute the software, subject only to the restriction that any resulting or derivative work that is made available to the public be licensed under the same terms. Therefore, although we retain the copyrights to the code that we develop ourselves, due to the nature of our open source software products and the licenses under which we develop and distribute them, our most valuable intellectual property is our collection of trademarks. We rely primarily on a combination of trademarks and copyrights to protect our intellectual property. We also generally enter into confidentiality and nondisclosure agreements with our employees and consultants, and generally control access to and distribution of our documentation and other proprietary information.

We pursue registration of some of our trademarks in the United States and in other countries. We have registered the trademark “Red Hat” and the Red Hat “Shadowman” logo in countries in North America, South America, Europe, Asia, Africa and Australia. Other trademarks we have registered or for which registrations are pending in the United States include Red Hat Certified Engineer, RHCE, GNUPro, Bluecurve, Stronghold and Red Hat Press.

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

Red Hat has also undertaken patent protection of some of the innovative ideas of our software developers. Not all of these inventions are applicable to our current technologies. Some provide protection of potential new technologies. As part of Red Hat’s commitment to the open source community, we provide our patent promise to permit development and distribution of open source applications that read on our patents. Consequently, it is unlikely that our patents will, of themselves, provide us substantial revenue. Rather, they are intended to provide a shield from the potential patent infringement claims of third parties and to ensure that such new technologies and innovations remain open.

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

EMPLOYEES

As of March 31, 2004, we had a total of 681 employees. From time to time we also employ independent contractors to support our professional services, product development, sales, marketing and business development organizations. Our employees are not represented by any labor union and are not organized under a collective bargaining agreement, and we have never experienced a work stoppage. We believe our relations with our employees are good.

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

ITEM 3    LEGAL PROCEEDINGS

Red Hat Professional Consulting, Inc., formerly PTI, a wholly-owned subsidiary of ours that we acquired in February 2001, along with its former directors and some of its former principal shareholders is a defendant in a suit brought in the Superior Court of DeKalb County, State of Georgia, by a former employee. The plaintiff asserts, among other things, breach of various employment agreements and seeks monetary damages. PTI has filed an answer, affirmative defenses and counterclaims denying all liability and has filed a motion to dismiss which remains pending. All discovery in the matter is complete. We have been indemnified in this matter by the former PTI shareholders and further believe that the likelihood of a material loss is remote.

Commencing on or about March 29, 2001, we and certain of our officers and directors were named as defendants in a series of purported class action suits arising out of our initial public offering and secondary offering. On August 8, 2001, Chief Judge Mukasey of the federal district court for the Southern District of New York issued an order that transferred all of the so-called IPO allocation actions, including the complaints involving us, to one judge for coordinated pre-trial proceedings. The court has consolidated the actions by issuer, and our actions have been consolidated into a single action. The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including our action. The relief sought consists of unspecified damages. No discovery has occurred to date. The individual director and officer defendants have been dismissed from the case without prejudice. We believe these complaints are without merit and will defend against them vigorously in this matter. No assurance can be given, however, that this matter will be resolved in our favor. We have, together with other issuers, the plaintiffs, and the insurers, agreed in concept to a proposed settlement whereby we would be released from this litigation. That proposed settlement has not been submitted to the court for its consideration, and there is no certainty that the court will approve the settlement.

Commencing May 23, 2002, we were named as defendant in a suit brought by The Monotype Corporation in federal district court for the Northern District of Illinois alleging copyright and trademark infringement. The plaintiff contended that we infringed certain of plaintiff’s font software copyrights and related trademarks in our retail distributions, versions 5.2 through the initial release of version 7.3. On December 4, 2002, the plaintiff filed a second amended complaint adding allegations of violations of the Lanham Act, as well as the state unfair and deceptive trade practices acts under Illinois and North Carolina law. The relief sought consisted of unspecified damages. We counterclaimed alleging plaintiff’s copyrights and trademarks are unenforceable and/or invalid. In

December 2003, the parties entered into a license agreement that provides us the right to distribute a number of Monotype’s commercial fonts over a 5 year period. We recorded a charge of $500,000 in the third quarter of fiscal 2004 related to this license agreement. In conjunction with the license, the parties entered into a mutual release and all claims asserted by each party were dismissed with prejudice.

Commencing August 4, 2003, we filed suit against The SCO Group, Inc., or SCO, in the U.S. District Court for the District of Delaware (Civil Action No. 03-722 SLR) (the “Action”) seeking a declaratory judgment that we are not infringing any of SCO’s intellectual property rights. In addition, we have asserted claims against SCO under Delaware and federal law, including deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, trade libel and violations of the Lanham Act. We contend that SCO has made false and misleading public statements alleging that software code, in which SCO claims to own copyrights and trade secrets, was misappropriated and incorporated into our product and has threatened legal action. On September 15, 2003, SCO filed a Motion to Dismiss contending, among other things, that there exists no actual controversy that would warrant the declaratory judgment we seek. On April 6, 2004, the Court denied SCO’s Motion to Dismiss but stayed further action in the case pending the resolution of litigation pending in the U.S. District Court for the District of Utah between SCO and IBM. On April 20, 2004, we filed a Motion for Reconsideration contending that a stay based on the Utah case would be inappropriate and SCO has filed an opposition to that motion. That motion is now pending before the Court. At this early stage of the proceedings, no assurance can be given as to the outcome.

In addition to the litigation described above, we experience other routine litigation in the normal course of our business. We believe that the outcome of this routine litigation will not have a material adverse impact on our consolidated financial position or results of operations.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2004.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on The Nasdaq National Market under the symbol “RHAT”. The chart below sets forth the high and low sales information for each of the quarters of the fiscal years ended February 29, 2004 and February 28, 2003.

	FY 2004		FY 2003
Quarter	High	Low	High	Low
First	$7.45	$5.43	$7.32	$4.37
Second	$8.70	$6.00	$5.87	$4.33
Third	$15.38	$7.28	$6.97	$3.75
Fourth	$21.23	$12.06	$6.45	$5.06

Holders

As of April 30, 2004, we estimate that there were 2,490 registered stockholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We anticipate that our future earnings will be retained for the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6    SELECTED FINANCIAL DATA

The following selected financial data is derived from our Consolidated Financial Statements and should be read in conjunction with the Consolidated Financial Statements, related notes, and other financial information included herein.

	Year Ended
	February 29, 2004	February 28, 2003	February 28, 2002	February 28, 2001	February 29, 2000
	(in thousands, except per share data)
SELECTED STATEMENT OF OPERATIONS DATA
Subscription and services revenue:
Subscription:
Enterprise technologies	$68,930	$30,438	$17,734	$16,260	$2,354
Retail	12,914	14,833	19,054	20,604	12,875
Embedded	1,911	3,321	5,512	8,634	10,123

Total subscription revenue	83,755	48,592	42,300	45,498	25,352
Services:
Enterprise technology services	37,764	38,522	24,354	16,002	3,879
Embedded development services	4,565	3,812	12,256	19,332	13,196

Total services revenue	42,329	42,334	36,610	35,334	17,075

Total subscription and services revenue	$126,084	$90,926	$78,910	$80,832	$42,427
Hardware resale revenue	—	—	—	$777	$11,954
Gross profit	$91,215	$59,464	$50,395	$45,687	$19,590
Income (loss) from continuing operations	$3,212	($17,164)	$(135,049)	$(95,178)	$(43,913)
Other income, net	$10,786	$10,826	$15,535	$20,766	$4,070
Loss from discontinued operations	—	—	$(10,355)	$(12,303)	$(2,584)
Extraordinary item-loss on disposal of discontinued operations	—	$(261)	$(10,347)	—	—
Net income (loss)	$13,998	$(6,599)	$(140,216)	$(86,715)	$(42,427)
Basic Income (Loss) Per Common Share:
Income (loss) from continuing operations before extraordinary item	$0.08	$(0.04)	$(0.71)	$(0.45)	$(0.39)
Discontinued operations:
Loss from discontinued operations	—	—	(0.06)	(0.08)	-0.02
Extraordinary item-loss on disposal of discontinued operations	—	(0.00)	(0.06)	(0.00)	(0.00)

Net income (loss)	$0.08	$(0.04)	$(0.83)	$(0.53)	$(0.41)
Diluted Income (Loss) Per Common Share:
Income (loss) from continuing operations before extraordinary item	$0.08	$(0.04)	$(0.71)	$(0.45	$(0.39)
Discontinued operations:
Loss from discontinued operations	—	—	(0.06)	(0.08)	(0.02)
Extraordinary item-loss on disposal of discontinued operations	—	(0.00)	(0.06)	(0.08)	(0.02)

Net income (loss)	$0.08	$(0.04)	$(0.83)	$(0.53)	$(0.41)
Weighted average shares outstanding (a)
Basic	174,003	170,158	169,451	164,659	102,465
Diluted	182,913	170,158	169,451	164,659	102,465

	Year Ended
	February 29, 2004	February 28, 2003	February 28, 2002	February 28, 2001	February 29, 2000
	(in thousands, except per share data)
BALANCE SHEET DATA
Total cash and investments in debt securities (short and long term)	$941,384	$292,340	$286,977	$302,681	$349,497
Working capital	$574,434	$75,265	$81,594	$138,990	$257,365
Working capital (plus long term investments in debt securities	$907,217	$277,139	$272,175	$293,547	$329,719
Total assets	$1,109,619	$390,339	$369,865	$505,251	$434,861
Capital lease obligations, net of current maturities	$538	$1,393	$1,563	$277	$231
Convertible debentures	$600,000	—	—	—	—
Stockholders’ equity	$409,207	$336,421	$327,549	$464,282	$401,167

(a)	All share and per share information for the fiscal years ended February 28, 2001 and February 29, 2000 have been retroactively restated to reflect the two-for-one splits of common stock on each of August 11, 1999 and January 7, 2000 and the acquisitions of Cygnus Solutions and Planning Technologies, Inc., using the pooling of interests method of accounting, on January 7, 2000 and February 23, 2001, respectively.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are the global leader in providing an enterprise operating system and related systems management services based on open source technology for the information technology infrastructure requirements of large enterprises. Open source software is an alternative to proprietary software. There are no licensing fees associated with open source software. Therefore, we do not recognize any separate distinguishable value from the sale of the code itself. We derive the value from the sale of our open source solutions by the value we add through the integration and testing of Red Hat Enterprise Linux, guarantee of the levels of performance of Red Hat Enterprise Linux and rapid innovation of Red Hat Enterprise Linux in a method that allows this innovation to be consumed by our customers. In addition, we provide certain managed services for each of our technologies through Red Hat Network, a standard component of our subscriptions. We sell our technology through subscriptions to Red Hat Enterprise Linux (“RHEL”) and we recognize our technology based revenue over the period of the technology subscription agreements with our customers. Our products and services are offered primarily to large enterprises, government organizations, and small and medium size businesses.

During the fiscal year ended February 28, 2002, we restructured our organization to sharpen our focus on Linux migration opportunities and to increase the amount of revenue that we generate from our Enterprise technologies. The restructuring included significant charges and the discontinuing of our network consulting business that was completed in February 2002.

We have focused on introducing and gaining acceptance for our Enterprise technologies, Red Hat Enterprise Linux AS, ES and WS and Red Hat Network for the past two fiscal years. In May 2002, we introduced our initial Red Hat Enterprise Linux offering, Red Hat Enterprise Linux AS, formerly called Advanced Server. Since its initial introduction, Red Hat Enterprise Linux has gained widespread ISV and IHV support. We have continued to focus on our enterprise line of technologies by expanding our enterprise operating platform offerings and introducing new systems management services. As discussed in our critical accounting policies below, these new offerings typically have twelve month revenue recognition periods which match the subscription periods.

For the fiscal year ended February 29, 2004, we sold approximately 169,500 subscriptions to our RHEL products compared to 36,500 in the previous year. This increase resulted from the increasing level of adoption of Red Hat Enterprise Linux AS as a primary operating system by larger enterprise customers and the introduction of two additional Red Hat Enterprise Linux offerings in March 2003, Red Hat Enterprise Linux ES and Red Hat Enterprise Linux WS. These two additional products are targeted at the lower end of the server market and the technical/developer workstation market and have less features and more limited service level agreements. We believe that our ability to continue to increase adoption rates of all three of our Red Hat Enterprise Linux products and maintain competitive pricing are critical to our success.

We derive our revenues and generate cash from customers from two sources: (i) subscription revenue, which includes retail, enterprise subscriptions, and embedded subscription revenue, and (ii) services revenue which includes enterprise services and embedded services described under “Critical Accounting Policies” below. For fiscal 2004 and 2003, our total revenues were $126.1 million and $90.9 million, respectively. The arrangements with our customers that create Enterprise subscription revenues are explained in detail under “Critical Accounting Policies” below and in NOTE 2—Summary of Significant Accounting Policies. These agreements typically involve the sale of subscriptions to Red Hat Enterprise Linux and in certain cases will include the sales of subscriptions to other Red Hat subscription offerings or Red Hat services. Our revenues are also affected by corporate, government and consumer spending levels. In evaluating the performance of our business, we consider a number of factors. These factors include total revenues, operating income and cash flows on a geographic basis. In addition, we also consider the following factors in our evaluation process:

Subscription volumes.    Our RHEL products, AS, ES and WS, are sold under subscription agreements. These agreements typically have a one year subscription period. The base subscription entitles the end user to one year of maintenance, which entitles the end user to configuration support and updates and upgrades to the technology, when and if available, during the term of the subscription. Our customers have the ability to purchase higher levels of subscriptions that increase the level of support the customer is entitled to receive. Subscription volumes increased each quarter during fiscal 2004 and are being driven primarily by the market acceptance of using the Linux operating system in enterprise data centers and our expansion of sales channels during the year.

Sales by geography.    We operate our business in three geographic regions; North America (U.S. and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (Japan, Australia, Korea and China). In fiscal 2004, $39.3 million or 31% of our revenue was generated outside North America compared to $27.2 million or 30% in fiscal 2003. The percentage of our revenues generated from our international operations is expected to increase as our international sales force and channels become more mature and as we enter new locations or expand our presence in existing locations. The increase in our international revenues reflects the increasing adoption of the Linux operating system in both Europe and Japan. As noted in the Segment Reporting section of NOTE 2 in the Notes to the Consolidated Financial Statements, our revenue in both EMEA and Asia Pacific increased at higher percentages than in North America. In the past 12 months, we have entered new markets such as China, Belgium, Netherlands, and Eastern Europe and we expect our expansion to continue to be greater in these markets.

Deferred revenue balances.    Our deferred revenue balance at February 29, 2004 was $70.8 million. Because of our subscription model and revenue recognition policies, deferred revenues improve predictability of future revenues. Deferred revenues at February 29, 2004, have increased by more than 298% as compared to February 28, 2003.

Cash, cash equivalents and investments in debt securities.    Cash, cash equivalents and investments in debt securities balances at February 29, 2004 totaled $941.4 million. During fiscal 2004, we generated $61.6 million in cash flow from operations primarily related to the increase in sales of subscriptions to Red Hat Enterprise Linux during the fiscal year. We also had positive cash flow provided by financing activities during the fiscal year of $597.3 million. This primarily relates to the issuance of senior convertible debt in January 2004 which resulted in net proceeds of $584.7 million to us. Our significant cash balance gives us the ability to take advantage of acquisition opportunities and increase investment in international opportunities.

In fiscal 2005, we are focused, on among other things, (i) continuing to build on the global market momentum behind the adoption of Linux as an operating system by enterprise customers; (ii) continue our market penetration through channel partners; (iii) drive high renewal rates of subscriptions sold in prior periods and (iv) increase the contribution to our subscription sales by Intel hardware vendors.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies include the following:

•	Revenue recognition; and

•	Impairment of long-lived assets

Revenue Recognition

We recognize revenue in accordance with Statement of Position No. 97-2, “Software Revenue

Recognition” (“SOP 97-2”), as amended by SOP 98-4 and SOP 98-9, Emerging Issues Task Force No. 00-21 (“EITF 00-21”) and Staff Accounting Bulletin No. 104 (“SAB 104”) depending upon the nature of the arrangement. Revenue recognition in accordance with these pronouncements can be complex due to the nature and variability of our sales transactions.

Subscription Revenue

Subscription revenue is comprised of enterprise and embedded revenues.

Enterprise subscription revenue is comprised primarily of revenue from sales of Red Hat Enterprise Linux software solutions, however we also generate enterprise subscription revenue from sales of Red Hat Linux, software development tools, technical support and maintenance fees.

During fiscal 2003, we released the first versions of our Red Hat Enterprise Linux offerings, Red Hat Enterprise Linux AS, ES and WS. These technologies are sold under a subscription agreement with specified renewal rates. Our Red Hat Enterprise Linux (“RHEL”) products have one and three year base subscription periods. The base subscription entitles the end user to the technology itself and post customer support services (“PCS”) consisting of; security errata, updates to the technology, upgrades to new versions of RHEL on a when and if available basis during the term of the subscription, and various levels of Red Hat support. We recognize the revenue from the sale of our Red Hat Enterprise Linux offerings ratably over the period of the subscription. We do not sell the RHEL technology or the components of the PCS that are included in the subscription on a stand alone basis.

We sell Red Hat Enterprise Linux through four channels: distribution, direct sales, original equipment manufacturers (“OEMs”) and the web. In the majority of our transactions, subscriptions to Red Hat Enterprise Linux are sold on a stand-alone basis. Our standard subscription term is one year. The revenue associated with the sale of subscription to Red Hat Enterprise Linux is recognized ratably over the period of the end users subscription.

Our subscription agreements with our large enterprise customers sometimes include multiple subscription and/or service elements. These arrangements typically include a subscription to Red Hat Enterprise Linux, Red Hat Network, training services and/or professional consulting. For these contracts, we separate the various elements and recognize revenue attributable to each element in the manner that best matches the delivery of value to our customer. Red Hat Enterprise Linux and Red Hat Network subscription revenues are recognized ratably over the subscription term, training services revenue is recognized when students attend class, and professional services revenue is recognized on a time and materials basis as the services are delivered. When possible, we allocate revenue to each component of the contract based on vendor specific objective evidence (“VSOE”) of its fair value. VSOE for our Red Hat Enterprise Linux subscription agreements is created by the fact that we regularly sell RHEL subscriptions on a stand alone basis with renewal rates for year two equal to the amount paid in year one or there is a stated renewal rate in the contract. In contracts where VSOE exists for training or consulting services, such VSOE is demonstrated by either; the ability to purchase additional training or consulting services at specified rates and on a stand alone basis upon expiration of the original term of the multiple element arrangement or regularly selling the training or consulting services on a stand alone basis at substantially the same rates as those charged in the multiple element arrangement. In certain multiple element arrangements where VSOE cannot be established, the entire value of the contract is recognized ratably over the term of the agreement. Our training and consulting services are not essential to the functionality of Red Hat Enterprise Linux. The majority of our customers purchase subscriptions to Red Hat Enterprise Linux without purchasing any training or consulting services.

In addition, our enterprise subscription revenue is partially derived from sales of our Red Hat Network service offerings. Red Hat Network is an internet-based set of services to assure the security, availability and reliability of all of our Red Hat software solutions. Red Hat Network is sold in the form of an annual subscription and revenues related to these are recognized ratably over the term of the subscription.

Embedded subscription revenue consists of revenue for technical support and maintenance services provided pursuant to software compiling, debugging and optimization agreements. Revenue is deferred and recognized ratably over the term of the agreement, which is typically 12 months.

Services Revenue

Services revenue is comprised of embedded development and enterprise services.

Enterprise services are comprised of revenue for consulting services, engineering services, and customer training and education. Consulting services are provided under agreements where customers are paying us on an hourly basis to assist in the deployment of our open source technologies. Revenue from customer training and education is recognized at the date the services are performed.

Embedded development services are contracts for compiling, debugging and optimization of various open source software technologies. Revenue is recognized on the percentage-of-completion method, provided that we have the ability to make reliable estimates of progress towards completion, the fee for such services is fixed and determinable and collection of the resulting receivable is probable.

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

RESULTS OF OPERATIONS

	Year Ended
	February 29, 2004	February 28, 2003	February 28, 2002
Subscription and services revenue:
Subscription:
Enterprise technologies	$68,930	$30,438	$17,734
Retail	12,914	14,833	19,054
Embedded	1,911	3,321	5,512

Total subscription revenue	83,755	48,592	42,300

Services:
Enterprise technologies	37,764	38,522	24,354
Embedded development services	4,565	3,812	12,256

Total services revenue	42,329	42,334	36,610

Total subscription and services revenue	126,084	90,926	78,910

Gross profit on enterprise technologies, retail and embedded revenue	91,215	59,464	50,395
Operating expense:
Sales and marketing	40,906	33,474	35,522
Research and development	26,483	22,439	20,535
General and administrative	20,450	17,907	22,217
Lease buyout costs	—	285	1,501
Amortization of goodwill	—	—	48,397
Amortization of intangibles	164	1,062	1,150
Restructuring charges	—	1,461	56,122

Total operating expense	88,003	76,628	185,444

Income (loss) from continuing operations	3,212	(17,164)	(135,049)
Other income (expense), net	10,786	10,826	15,535

Loss from continuing operations before extraordinary item	13,998	(6,338)	(119,514)
Discontinued operations:
Loss from discontinued operations	—	—	(10,355)

Income (loss) before extraordinary item	13,998	(6,338)	(129,869)
Extraordinary item-loss on disposal of discontinued operations	—	(261)	(10,347)

Net income (loss)	$13,998	$(6,599)	$(140,216)

Years Ended February 29, 2004 and February 28, 2003

Subscription revenue

Subscription revenue is comprised of revenue from enterprise technologies, retail product and embedded customers. Subscription revenue increased 72.4% to $83.8 million for the year ended February 29, 2004 from $48.6 million for the year ended February 28, 2003.

Enterprise technologies subscription

Enterprise technologies subscription revenue primarily relates to both direct and indirect sales of Red Hat Enterprise Linux and other related software subscriptions such as Red Hat Clustering Suite and Systems Management Services provided by Red Hat Network. Enterprise technologies subscription revenue increased 126.5% to $68.9 million for the year ended February 29, 2004 from $30.4 million for the year ended February 28, 2003. For the fiscal year ended February 29, 2004, we sold approximately 169,500 subscriptions to our Red Hat Enterprise Linux offerings compared to 36,500 subscriptions in the previous fiscal year. The average number of units that were deployed during the year ended February 29, 2004 approximated 68,000 compared to approximately 13,500 in the same period in the prior year. Our RHEL products, AS, ES and WS, are sold under subscription agreements. These arrangements typically have a one year subscription period. The base subscription generally entitles the end user to one year of maintenance, which entitles the end user to configuration support, and updates and upgrades to the technology, when and if available, during the term of the subscription. Subscription volumes increased each quarter during fiscal 2004. The increase in sales volume is being driven by the market acceptance of using the Linux operating system in mission critical areas of computing by the large enterprise, as well as our expansion of sales channels during the year.

Retail technologies

Retail revenue, which consists of sales of Red Hat Linux and Professional Workstation to consumers through either value added resellers or distributors, decreased 12.9% to $12.9 million for the year ending February 29, 2004 from $14.8 million for the year ended February 28, 2003. This decrease is due to our focus on the sale of subscriptions to our enterprise technologies to large enterprises rather than on the consumer market. This market is no longer a strategic source of revenue for us, therefore we expect our retail revenues to continue to decline in fiscal 2005 as we will not aggressively promote new products through this channel. We expect that our retail revenues will be less than $5.0 million in fiscal 2005 unless we later decide to put new products into the retail channel. We do not believe that retail revenues are currently a significant component of our revenues.

Embedded subscription

Embedded subscription revenue decreased 42.5% to $1.9 million for the year ended February 29, 2004 from $3.3 million for the year ended February 28, 2003. The decrease in embedded subscription revenue is related to the expiration of support arrangements for semiconductor and telecommunication customers due to the weak performance of these industries in previous years that affected research and development spending. We are beginning to see additional interest in the use of Red Hat Enterprise Linux as an operating system for large devices such as network routing equipment and we believe there may be an opportunity to increase our participation in the embedded market.

Services revenue

Enterprise technologies services

Enterprise technologies services revenues include fees received from enterprise customers for deployment of Red Hat Enterprise technologies, customer training and education fees and fees received for adding certain functionality to Red Hat Enterprise Linux for our major hardware OEM partners. Enterprise technology services revenue decreased 2.0% to $37.8 million in the year ended February 29, 2004 from $38.5 million in the year ended February 28, 2003. The decrease in enterprise technologies services revenue is primarily due to a decrease in the revenues earned from agreements with our OEM partners of approximately $4.6 million and a $1.2 million decrease in consulting services related to services performed for large Enterprise customers for the deployment of Red Hat Enterprise Linux. These decreases were primarily offset by customer training and education services revenue which increased 41.1% to $23.7 million in year ended February 29, 2004 from $16.8 million in the year ended February 28, 2003. The increase is the direct result of the continued migration of larger enterprises to our Red Hat Enterprise Linux platform from a proprietary Unix platform, increasing the need to train system administrators and developers.

Embedded services

Embedded services revenue increased 19.8% to $4.6 million for the year ended February 29, 2004 from $3.8 million for the year ended February 28, 2003. The increase in embedded markets is due to the improvement in the semiconductor and telecommunications industries which has positively impacted research and development spending. We have maintained a small core team that maintains a strategic presence in this marketplace.

Cost of revenue

Cost of subscription revenue

The cost of enterprise technologies and retail subscription revenue primarily consists of expenses we incur to manufacture, package, distribute and support our solutions. These costs include expenses for physical media, literature and packaging, fulfillment and shipping, labor related costs to provide technical support and maintenance (of which the largest component is labor cost). Cost of subscription revenue increased 18.8% to $10.2 million in the year ended February 29, 2004 from $8.6 million in the year ended February 28, 2003. This increase was entirely related to an increase in the cost of providing technical support and maintenance of our enterprise products which is primarily email or telephone support to end users. The increase in support costs was due to the increased number of subscriptions to Red Hat Enterprise Linux that we sold during fiscal 2004, approximately 169,500 compared to 36,500 in the prior fiscal year. As the number of subscriptions for Red Hat Enterprise Linux continues to increase, our cost of subscription revenues will also increase.

Cost of services revenue

Cost of services revenue is primarily comprised of salaries and related costs—including non-cash, stock-based compensation charges—incurred for our personnel to deliver custom development, open source consulting engineering, training and education, and hardware certification services. Cost of services revenue increased 8.6% to $24.3 million in the year ended February 29, 2004 from $22.3 million in the year ended February 28, 2003. The increase is directly related to the increase in our Enterprise technologies services revenue. The cost of our customer training and education services increased $3.8 million which is consistent with the increase in revenue. This increase was partially offset by a $1.5 million decrease in our professional consulting costs related to headcount reductions to our consulting staff during fiscal 2004 as we have revised our consulting strategy to focus on strategic consulting and entered into agreements to provide people-intensive development consulting.

Gross profit

Gross profit increased 53.4% to $91.2 million in the year ended February 29, 2004 from $59.5 million in the year ended February 28, 2003. This increase was entirely due to the increase in revenue and profitability related to our high gross margin Red Hat Enterprise Linux offerings. The growth and profitability of our Enterprise business was offset by a slight decline in the Embedded segment which had gross profit of $2.6 million in fiscal 2004 as compared to $2.9 million in fiscal 2003.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs—including non-cash, stock-based compensation charges—for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and tradeshows. Sales and marketing expense increased 22.1% to $40.9 million in the year ended February 29, 2004 from $33.5 million in the year ended February 28, 2003. This increase was primarily due to a $3.7 million increase in North America and $4.9 million increase related to our international operations. We have increased our sales force in all geographies in the past twelve months. These increases were partially offset by lower spending on marketing.

Research and development

Research and development expense consists primarily of personnel and related costs—including non-cash, stock-based compensation charges—for development of software technologies and systems management offerings. Research and development expense increased 18.0% to $26.5 million in the year ended February 29, 2004 from $22.4 million in the year ended February 28, 2003. The increase in research and development expense resulted from increased spending related to adding enterprise engineers to support the development and integration of our Red Hat Enterprise Linux operating systems and Red Hat Network and costs of research and development personnel from the acquisition of Sistina, Inc. in late December 2004.

General and administrative

General and administrative expense consists primarily of personnel and related costs—including non-cash, stock-based compensation charges—for general corporate functions, including finance, accounting, legal, human resources, facilities and information systems expenses. General and administrative expense increased 14.2% to $20.5 million in the year ended February 29, 2004 from $17.9 million in the year ended February 28, 2003. This increase relates primarily to increased administrative costs of approximately $800,000 as a result of international expansion activities and increased legal costs related to our various legal proceedings of approximately $300,000. We expect our general and administrative expenses across all functional areas, including legal, finance and human capital, to continue to increase in future periods as our business continues to expand.

Amortization of intangibles

Amortization of goodwill and intangibles expense decreased to $0.2 million in the year ended February 29, 2004 from $1.1 million in the year ended February 28, 2003. Costs incurred for acquiring trademarks, copyrights and patents are capitalized as intangibles and amortized using the straight-line method over their estimated useful lives, which range from three to five years. The decrease in amortization of intangibles expense was due to previously capitalized costs being fully amortized in fiscal 2003.

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

Enterprise technologies subscription

Enterprise technologies revenue increased 71.6% to $30.4 million for the year ended February 28, 2003 from $17.7 million for the year ended February 28, 2002. For the fiscal year ended February 28, 2003, we sold approximately 36,500 subscriptions to our Red Hat Enterprise Linux AS operating system. This significantly exceeded management’s expectations of the number of subscriptions to be sold in the initial year of the release of our Red Hat Enterprise Linux technologies. In addition, Red Hat Network, our systems management services offering, increased revenue by $1.8 million for the year ended February 28, 2003. Our enterprise offerings are sold with annual renewable subscriptions and all have 12 month revenue recognition periods to match the subscription period. Therefore, we will continue to recognize revenue on these subscriptions through fiscal 2004 and expect to increase the number of subscriptions sold to Red Hat Enterprise technologies sequentially quarter over quarter during the next 12 months. We are focused on building the first layer of renewable enterprise subscriptions which will begin to renew in the third quarter of our fiscal 2004.

Retail technologies

Retail technologies revenue decreased 22.2% to $14.8 million for the year ended February 28, 2003 from $19.1 million for the year ended February 28, 2002. This decrease is due to our focus during fiscal 2003 on the sale of subscriptions to our enterprise technologies to large enterprise customers rather than on the consumer market. Retail technologies revenue has been separately stated on the accompanying Consolidated Statement of Operations as this market is no longer a strategic source of revenue for us but instead represents a channel for providing leading edge technology to sophisticated users. We are focused on the sale of subscriptions to our enterprise technologies to large enterprises rather than the consumer market.

Embedded subscription

Embedded subscription revenue decreased 39.7% to $3.3 million for the year ended February 28, 2003 from $5.5 million for the year ended February 28, 2002. The decrease in embedded markets is primarily due to the weak performance of the semiconductor and telecommunications industries that has affected research and development spending during this period.

Services revenue

Enterprise technologies service

Enterprise technologies services revenue increased 58.2% to $38.5 million in the year ended February 28, 2003 from $24.4 million in the year ended February 28, 2002. The increase in enterprise technology services revenue is primarily due to an increase in the revenue earned from our relationships with OEM vendors of approximately $7.7 million and a $2.9 million increase in consulting services related to services performed for large enterprise customers for the deployment of Red Hat Enterprise Linux. Customer training and education services revenue also increased 24.2% to $17.9 million in year ended February 28, 2003 from $14.4 million in the year ended February 28, 2002. The increase in all components of our services revenues is the direct result of the continued migration of larger enterprises to our Red Hat Enterprise Linux platform from a proprietary Unix operating system and the momentum behind the acceptance of Red Hat Enterprise Linux as a mission critical operating system for the large enterprise.

Embedded

Embedded services revenue decreased 68.9% to $3.8 million for the year ended February 28, 2003 from $12.3 million for the year ended February 28, 2002. The decrease in embedded services revenues is due to the continued weak performance of the semiconductor and telecommunications industries that has negatively affected research and development spending and due to our reduction in focus and decrease in the number of personnel dedicated to this business to a small core team that maintains a strategic presence in this marketplace.

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

Research and development

Research and development expense increased 9.3% to $22.4 million in the year ended February 28, 2003 from $20.5 million in the year ended February 28, 2002. The increase in research and development expense resulted from increased spending of $4.8 million related to the addition of approximately 52 enterprise engineers during late fiscal 2002 and throughout fiscal 2003 to support the development and integration of our Red Hat Enterprise Linux operating system and Red Hat Network, and was partially offset by a decrease of $2.9 million in non-cash stock-based compensation expenses as certain deferred compensation balances were fully amortized during fiscal 2003.

General and administrative

General and administrative expense decreased 19.4% to $17.9 million in the year ended February 28, 2003 from $22.2 million in the year ended February 28, 2002. This decrease resulted from a significant decrease in the number of companies acquired during fiscal 2003 resulting in, a decrease in merger and acquisition expenses to $522,000 for the year ended February 28, 2003 from $4.7 million for the year ended February 28, 2002 and a decrease in stock-based compensation expense of $1.8 million, and was partially offset by increased health and directors and officers insurance costs and bad debt expenses.

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

Restructuring charges

Restructuring charges for the year ended February 28, 2002, which totaled $56.1 million, consist of an impairment of $49.3 million in the carrying value of goodwill and intangibles related to acquisitions made in prior periods, various facility closings, and $5.7 million in severance and related expenses. These restructuring charges were primarily due to a sharpening of our focus on providing an enterprise class operating system, Red Hat Enterprise Linux, to significant enterprises. As a result, we terminated certain employees of Planning Technologies, Inc., (“PTI”) and all employees of Hell’s Kitchen Systems, Inc., (“HKS”) and Akopia, Inc. (“Akopia”) during fiscal 2002 as these technologies were aimed at the small and medium business market. In total, we terminated 160 employees. In the fourth quarter of fiscal 2002, we completed the re-allocation of our resources to focus on the Global 2000 market which resulted in discontinuing our network consulting business. The additional restructuring charge in fiscal 2003 of $1.5 million related to some additional severance for employees affected by the restructuring who were not notified of their termination until after February 28, 2002.

Other income (expense), net

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

Discontinued operations

During January 2002, we adopted a formal plan to discontinue our network consulting operations because these operations were not strategic to our decision to focus on developing an enterprise class operating system for large enterprise customers. Accordingly, the network consulting operations were accounted for as a discontinued operation beginning with the fiscal year 2001 consolidated financial statements. We completed the disposal of the network consulting operations in February 2002 through termination of associated employees. The terminations resulted in approximately $15.9 million in annual payroll and payroll related cost to us in future periods. Loss on disposal of discontinued operations of $10.3 million in fiscal year 2002 included the write-off of goodwill recorded in PTI’s acquisition of Enterprise Network Systems, Inc., (“ENS”) of $9.6 million, severance and related costs of $0.4 million, and a provision against accounts receivable of $0.3 million.

ACQUISITIONS

Sistina Software, Inc.

In December 2003, We completed the acquisition of all of the outstanding common stock of Sistina Software, Inc. (“Sistina”) in exchange for the issuance of 1,979,874 shares of our common stock and the assumption of all of the outstanding Sistina stock options valued, in the aggregate, at $30.7 million. The fair value of net tangible and intangible assets acquired in the transaction were $2.0 million and $3.0 million, respectively. We engaged an independent valuation expert to determine the fair market value of the net tangible and intangible assets acquired. The excess of purchase price over the fair values of the net assets acquired of $25.7 million has been recorded as goodwill. In addition, the transaction includes $12.0 million of contingent consideration based on an earn-out structured in three tranches. The earn-out is based on the achievement of certain bookings targets for the technologies and services previously sold by Sistina over the period beginning on December 23, 2003 and ending March 31, 2005. The number of shares issued under the earn-out will be determined based on the average closing price of our common stock during the 10 trading days prior to issuance of each tranche of such earn-out shares. No contingent consideration was earned during the initial earn-out period, which ended on March 31, 2004.

One of the keys to our business strategy is to receive increasing annual subscription revenues on a per server basis by providing additional value to our customers in the form of layers of technology that will be provided on top of our Red Hat Enterprise Linux operating system and through providing additional systems management services. Sistina provides us with a global file system solution which is our initial entry into the storage management marketplace. We completed this acquisition in December 2003 and it is too early to assess the results of this acquisition.

Liquidity and Capital Resources

We have historically derived a significant portion of our liquidity and operating capital from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and secondary public offerings, and from cash flows from operations. At February 29, 2004, we had total cash and investments of $941.4 million, which is comprised of $544.9 million in cash and cash equivalents, $63.7 million of short-term, fixed-income investments and $332.8 million of long-term, fixed-income investments. At February 28, 2003 we had total cash and investments of approximately $292.3 million. This significant increase in cash and investments during fiscal year 2004 is due to $584.7 million in net proceeds raised from the issuance of convertible debentures in January 2004 and over $61.0 million in cash generated from our operations during fiscal 2004.

At February 29, 2004, cash and cash equivalents totaled $544.9 million, an increase of $499.6 million as compared to February 28, 2003. The increase in cash and cash equivalents during fiscal 2004 resulted primarily from: the issuance of the convertible debentures in January 2004, net of issuance of costs, of $584.7 million, cash provided by operations of $61.6 million, a total of $24.7 million in cash received from the exercise of common stock options and sale of common stock under our employee stock purchase plan, net cash acquired in the acquisition of Sistina of $3.4 million, and $4.1 million in employee income taxes withheld from the exercise of common stock options in February 2004 which were disbursed in March 2004. These sources of cash were offset by the purchase of investments in debt securities, net of sales of debt securities, of $150.7 million, purchases of property and equipment of $13.2 million, primarily related to the re-implemenation of our Oracle instance, $15.0 million of cash, net, used to pay down our line of credit and $1.2 million of cash used to pay down capital lease obligations.

Cash provided by operations of $61.6 million in the year ended February 29, 2004, represented the net income of $14.0 million, an increase in deferred revenue of $52.0 million, an increase in accounts payable of $1.5 million, an increase in accrued expenses of $2.0 million and net non-cash charges of $12.4 million. These sources of cash were partially offset by an increase in accounts receivable of $18.5 million and an increase in prepaid expenses and other current assets, including inventory, of $1.3 million. The increase in accounts receivable and deferred revenue primarily resulted from an increase in the number of subscriptions sold to Red Hat Enterprise Linux to 87,000 subscriptions in the fourth quarter of fiscal 2004 as compared to the sale of 21,500 subscriptions to Red Hat Enterprise Linux in the fourth quarter of fiscal 2003. In the fiscal year ended February 28, 2003, cash used in operations was $758,000. The significant improvement in our cash flow from operations in fiscal 2004 is a result of increased sales of annual subscriptions to Red Hat Enterprise Linux, which resulted in the $52.0 million increase in deferred revenues, as well as management’s continued focus on improved operating profits and preserving our cash balance. We do not believe that there are any collectibility or billing problems with our customers that have not been appropriately reserved at each balance sheet date.

Cash used in investing activities of $160.5 million was comprised of the purchase of investments in debt securities, net of maturities, of $150.7 million, purchases of property and equipment—mainly computer software, hardware and computer networking equipment—totaling $13.2 million, offset by $3.4 million, net, of cash acquired in the acquisition of Sistina in late December 2003. The significant majority of the purchases of investments occurred as a result of the investment of a portion of the approximately $585 million in net proceeds received from the completion of the convertible debt offering in January 2004.

Cash provided by financing activities of $597.3 million for the year ended February 29, 2004 was comprised of $584.7 million in net proceeds from the issuance of convertible senior debentures in January 2004, $4.1 million in employee income taxes withheld from the exercise of common stock options in February 2004 which were remitted to taxing authorities in March 2004 and $24.7 million, combined, in proceeds received from the exercise of common stock options by employees and the sale of common stock under our employee stock purchase plan. These sources of cash were partially offset by $15.0 million of repayments, net of borrowings, made against our line of credit and $1.2 million in payments under capital lease obligations.

In January 2004, we issued $600 million in convertible senior debentures. The debentures mature on January 15, 2024 and bear interest at a rate of 0.5% per annum, payable semiannually on January 15 and July 15 of each year. The debentures are senior unsecured obligations and rank equally in right of payment with all of our other existing and future unsecured and unsubordinated debt. The debentures are convertible into shares of our common stock under certain circumstances prior to maturity at a conversion rate of 39.0753 shares per $1,000 principal amount of debentures (which represents a conversion price of approximately $25.59 per share) subject to adjustment under certain conditions. We may redeem the debentures, in whole or in part, in cash at any time on or after January 15, 2009. Holders of the debentures may require us to redeem the debentures, in whole or in part, in cash on January 15 of 2009, 2014 and 2019. As of February 29, 2004, no debentures were redeemed. Accrued interest to the redemption date will be paid by us in any such redemption. No interest payments were made during the year ended February 29, 2004. Accrued interest at February 29, 2004 was $0.4 million.

At February 28, 2003, cash and cash equivalents totaled $45.2 million, a decrease of $10.2 million as compared to February 28, 2002. The decrease in cash and cash equivalents during fiscal 2003 resulted primarily from the following sources: the purchase of investments in debt securities, net of sales of debt securities, of $8.3 million, cash used by operations of $755,000, purchases of property and equipment of $6.8 million, cash used in the acquisition of a business of $1.2 million, and $764,000 used to fund stock repurchases. These uses of cash were offset by $4.9 million of cash raised from borrowings, net of repayments, and $3.0 million in cash received from the exercise of common stock options and sale of common stock under our employee stock purchase plan.

Cash used in operations of $755,000 in the year ended February 28, 2003, represented the net loss of $6.6 million, an increase in accounts receivable of $8.0 million, an increase in prepaid expenses and other current assets of $2.1 million, a decrease in accounts payable of $1.0 million and a decrease in accrued expenses of $6.3 million. These uses of cash were partially offset by an increase in deferred revenue of $8.9 million, an increase in deferred lease credits of $1.6 million and net non-cash charges of $13.7 million. Cash used in operations during fiscal 2003 includes $2.5 million for payments of restructuring costs which contributed to the $6.3 million reduction in accrued expenses. In the fiscal year ended February 28, 2002, cash used in operations was $7.5 million. The significant improvement in our cash flow used in operations in fiscal 2003 is a result of management’s increased focus on improved operating results and preserving our cash balance, as well as a result of sales of annual subscriptions to Red Hat Enterprise Linux, which resulted in the $8.9 million increase in our deferred revenues and the increase in our accounts receivable of $8.3 million.

Cash used in investing activities of $16.2 million was comprised of the purchase of investments in debt securities, net of maturities, of $8.3 million, purchases of property and equipment—mainly computer software, hardware and computer networking equipment—totaling $6.8 million, and $1.2 million in cash used to acquire a business. As market interest rates declined throughout the fiscal year ended February 28, 2003, we used cash and cash equivalents to purchase fixed income debt securities to improve the yield on our investments. The $1.2 million used to acquire a business relates to cash paid in October 2002 as part of the acquisition cost of NOCpulse, Inc.

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

We have experienced a substantial increase in our operating expenses since our inception in connection with the growth of our operations, the development of our Red Hat Enterprise Linux technologies, the expansion of our services operations and our acquisition activity. Our capital requirements during the year ending February 28, 2005 will depend on numerous factors including the amount of resources we devote to:

•	funding the development of our Red Hat Enterprise Linux products, such as Red Hat Enterprise Linux AS, ES and WS;

•	accelerating the development of our systems management services;

•	improving and extending our services and the technologies used to deliver these services to our customers;

•	pursuing strategic acquisitions and alliances; and

•	making possible investments in businesses, products and technologies.

We have made substantial progress in improving cash flow from operations. In fiscal 2003, 2002 and 2001, we used $.8 million, $7.5 million and $39.6 million, respectively, to fund our operations. In fiscal 2004, we generated $61.6 million in cash from our operations, more so than in any other fiscal period of our operating history. Our cash flow provided by operations for fiscal 2004, exceeded the expectations we had at the beginning of the fiscal year and is due to both the greatly increased demand for our products and services, which also affords us leverage in negotiating up front payments for annual subscriptions from customers, and the increase in the number of subscriptions sold for Red Hat Enterprise Linux in fiscal 2004 as compared to fiscal 2003.

Given the significant improvement we have made from using cash to fund our operations and the $941.4 million of cash and investments held at February 29, 2004, we do not anticipate the need to raise cash to fund our operations either through the sale of additional equity or through the issuance of debt for the foreseeable future. However, we may take advantage of favorable capital market situations that may arise from time to time to raise additional capital.

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

As of February 29, 2004, our principal commitments consisted of obligations outstanding under capital and operating leases. The following table summarizes our principal contractual obligations at February 29, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital lease obligations	$1,522	$1,109	$413	$—	$—
Operating lease obligations	53,126	4,515	11,308	6,220	31,083
Senior convertible debentures	600,000	—	—	—	600,000

Total	$654,648	$5,624	$11,721	$6,220	$631,083

RECENT ACCOUNTING PRONOUNCEMENTS

See discussion in NOTE 2 to the Consolidated Financial Statements.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We may not be able to timely release major product releases and upgrades to our products because we depend on the support of Linux developers not employed by us for improvements and advancement of our Red Hat Enterprise Linux technologies.

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

Because of characteristics of open source software, there are few technology barriers to entry in the open source market by new competitors, which could make it easier for companies with greater resources than us to compete with us.

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

We have acquired several businesses, including, most recently, Sistina Software, Inc. on December 23, 2003. As part of our business strategy, we may enter into additional business combinations and acquisitions in the future. We have limited experience in making acquisitions. In addition, acquisitions are typically accompanied by a number of risks, including:

•	the difficulty of integrating the operations and personnel of the acquired companies;

•	the maintenance of acceptable standards, controls, procedures and policies;

•	the potential disruption of our ongoing business and distraction of management;

•	the impairment of relationships with employees and customers as a result of any integration of new management and other personnel;

•	the inability to maintain a relationship with customers of the acquired business;

•	the difficulty of incorporating acquired technology and rights into our products and services;

•	the potential failure to achieve the expected benefits of the combination or acquisition;

•	expenses related to the acquisition;

•	potential unknown liabilities associated with acquired businesses; and

•	unanticipated expenses related to acquired technology and its integration into existing technology.

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

We have expanded our operations rapidly in recent years. For example, our aggregate revenues increased from approximately $90.9 million for the year ended February 28, 2003 to approximately $126.1 million for the year ended February 29, 2004. As of March 31, 2004, we had 681 employees, up from 566 as of March 31, 2003. In addition, we continue to explore ways to extend our product and service offerings, and geographic reach. Our growth has placed and may continue to place a strain on our management systems, information systems, resources and internal controls. Our ability to successfully offer products and services and implement our business plan requires adequate information systems and resources and oversight from our senior management. We have, with our audit committee, undertaken to review and improve our financial and managerial controls, reporting systems and procedures. We will need to continue to modify and improve these controls, systems and procedures and other internal controls and compliance procedures as we continue to grow and expand our business. As we grow, we must also continue to hire, train, supervise and manage new employees. We may not be able to hire, train, supervise and manage sufficient personnel or develop management and operating systems to manage our expansion effectively. If we are unable to manage our growth and improve our controls, systems and procedures, our operations and financial results could be adversely affected.

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

If our products are found to infringe third-party intellectual property rights, we could be required to redesign our products, replace components of our products or enter into license agreements with third parties.

We have committed to all of our customers with valid, registered Red Hat Enterprise subscriptions that if any portion of our Red Hat Enterprise Linux product is found to infringe any third party intellectual property rights we will, at our expense and option: (i) obtain the right for the customer to continue to use the product consistent with their subscription agreement with us; (ii) modify the product so that it is non-infringing; or (iii) replace the infringing component with a non-infringing component. Although we cannot predict whether we will need to satisfy this commitment, and although our subscription agreements typically state that our liability thereunder shall not exceed the amount a customer paid to us during the previous 12 months, satisfying the commitment could be costly and time consuming and could materially and adversely affect our financial results. In addition, our insurance policies may not adequately cover our exposure to this type of claim.

We are vulnerable to claims that our products infringe third-party intellectual property rights because our products are comprised of distinct software components, many of which are developed by numerous independent parties, and an adverse legal decision affecting our intellectual property could materially harm our business.

We are vulnerable to claims that our products infringe third-party intellectual property rights because our products are comprised of distinct software components, many of which are developed by numerous independent parties. Claims for infringement of intellectual property rights may be filed and may seek damages and injunctive relief. In particular, third parties may assert claims for infringement or claims based on trade secret theories. The risk of infringement claims is exacerbated by the fact that much of the code in our products is developed by numerous independent parties over whom we exercise no supervision or control. It is further exacerbated by our lack of access to unpublished software patent applications. Claims of infringement could require us to seek to obtain licenses from third parties in order to continue offering our products, reengineer our products, or discontinue the sale of our products in the event reengineering could not be accomplished on a timely basis.

SCO Group, Inc., or SCO, has publicly alleged that certain Linux kernels contain unauthorized UNIX code or derivative works. On August 4, 2003, we filed a complaint against SCO in the United States District Court for the District of Delaware seeking, among other things, a declaratory judgment that we are not infringing any of SCO’s intellectual property rights. SCO, to date, has not asserted a claim of infringement against us. Uncertainty concerning SCO’s allegations, regardless of their merit, could adversely affect sales of our products. If SCO were to prevail in this or other actions related to their claims regarding Linux, our business could be materially and adversely affected. Defending patent infringement, copyright infringement and/or trade secret claims, even claims without significant merit, can be expensive. An adverse legal decision affecting our intellectual property could materially harm our business.

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

We have incurred net losses in seven of our previous nine fiscal years. As of February 29, 2004, we had an accumulated deficit of $276.4 million. While we have achieved profitability in fiscal 2004 of $14.0 million, we cannot be certain that we will be able to sustain profitability. Failure to remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

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

We depend on our key personnel.

Our future success depends on the continued services of a number of key officers, including our Chief Executive Officer and President, Matthew J. Szulik, our Executive Vice President-Engineering, Paul Cormier,

our Executive Vice President-Chief Financial Officer, Kevin B. Thompson and our Executive Vice President—Worldwide Sales, Alex Pinchev. The loss of the technical knowledge and industry expertise of any of these individuals could seriously impede our success. Moreover, the loss of one or a group of our key employees, particularly to a competitor, and any resulting loss of customers could reduce our market share and diminish the Red Hat brand.

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

We may not be able to meet the operational and financial challenges that we will encounter as our international operations, which represented approximately 31% of our total revenue for the year ended February 29, 2004, continue to expand.

Our international operations accounted for 31% of total revenue for the year ended February 29, 2004. As we expand our international operations, we will face a number of additional challenges associated with the conduct of business overseas. For example:

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The primary objective of Red Hat’s investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of highly rated fixed-income securities, including both government and corporate obligations and money market funds. The following table presents the fair value balances of our cash equivalents and short-term and long-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of February 29, 2004 (in thousands):

	Year Ending
	February 28, 2005	February 28, 2006	February 28, 2007	February 28, 2008	February 28, 2009	Total
Cash equivalents	$544,889	—	—	—	—	$544,889
Average interest rate	1.06%
Investments	$63,712	102,100	166,740	28,498	35,445	$396,495
Average interest rates	3.75%	3.08%	3.22%	2.79%	2.78%

Red Hat did not hold derivative financial instruments as of February 29, 2004, and has never held such investments.

Foreign Currency Risk

Approximately 31.0% of our fiscal 2004 revenues were generated by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. Additionally, the assets and liabilities of our non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, and the revenues and expenses of these operations are translated at average exchange rates during the month the transactions occur.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Red Hat, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Red Hat, Inc. and its subsidiaries at February 29, 2004 and February 28, 2003, and the results of their operations and their cash flows for each of the three years in the period ended February 29, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

Raleigh, North Carolina

May 6, 2004

RED HAT, INC. CONSOLIDATED BALANCE SHEETS (in thousands—except share amounts)
	February 29, 2004	February 28, 2003
ASSETS
Current assets:
Cash and cash equivalents	$544,889	$45,250
Investments in debt securities	63,712	45,216
Accounts receivable, net	38,346	17,429
Estimated earnings in excess of billings	4,326	6,978
Inventory	1,066	799
Prepaid expenses and other current assets	5,665	4,659

Total current assets	658,004	120,331
Property and equipment, net	29,448	22,972
Goodwill and identifiable intangibles, net	69,713	40,828
Investments in debt securities	332,783	201,874
Debt issue costs-convertible notes	15,103	—
Other assets, net	4,568	4,334

Total assets	$1,109,619	$390,339

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,154	$5,502
Accrued expenses	15,619	7,614
Deferred revenue	59,899	15,702
Short term payable	—	15,008
Current portion of capital lease obligations	898	1,240

Total current liabilities	83,570	45,066
Deferred lease credits	5,359	5,382
Long term deferred revenue	10,945	2,077
Capital lease obligations	538	1,393
Convertible notes	600,000	—
Commitments and contingencies	—	—
Stockholders’ equity:
Noncontrolling interest in subsidiary	359	115
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.0001 par value, 300,000,0000 shares authorized, 183,803,289 and 172,917,782 shares issued, and 181,665,389 and 170,779,882 shares outstanding at February 28, 2004 and 2003, respectively	18	17
Additional paid-in capital	695,722	630,798
Deferred compensation	(9,293)	(2,403)
Accumulated deficit	(276,406)	(290,404)
Treasury stock, 2,137,900 shares at February 29, 2004 and February 28, 2003, respectively	(7,436)	(7,436)
Accumulated other comprehensive income	6,243	5,734

Total stockholders’ equity	409,207	336,421

Total liabilities and stockholders’ equity	$1,109,619	$390,339

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands—except per share amounts)

	Year Ended
	February 29, 2004	February 28, 2003	February 28, 2002
Subscription and services revenue:
Subscription:
Enterprise technologies	$68,930	$30,438	$17,734
Retail	12,914	14,833	19,054
Embedded	1,911	3,321	5,512

Total subscription revenue	83,755	48,592	42,300

Services:
Enterprise technologies	37,764	38,522	24,354
Embedded development services	4,565	3,812	12,256

Total services revenue	42,329	42,334	36,610

Total subscription and services revenue	126,084	90,926	78,910

Cost of subscription and services revenue:
Subscription:
Enterprise technologies and retail	10,244	8,625	9,097
Embedded	357	496	790

Total cost of subscription revenue	10,601	9,121	9,887

Services:
Enterprise technologies	20,733	18,595	11,963
Embedded development services	3,535	3,750	6,692
Stock-based embedded development services	—	(4)	(27)

Total cost of services revenue	24,268	22,341	18,628

Total cost of subscription and services revenue	34,869	31,462	28,515

Gross profit enterprise technologies and retail	88,631	56,573	40,082
Gross profit embedded	2,584	2,891	10,313

Gross profit on enterprise technologies, retail and embedded revenue	91,215	59,464	50,395
Operating expense:
Sales and marketing	39,863	32,969	33,442
Stock-based sales and marketing expense	1,043	505	2,080
Research and development	25,562	21,274	16,429
Stock-based research and development expense	921	1,165	4,106
General and administrative	18,502	15,761	18,226
Stock-based general and administrative expense	1,948	2,146	3,991
Lease buyout costs	—	285	1,501
Amortization of goodwill	—	—	48,397
Amortization of intangibles	164	1,062	1,150
Restructuring charges	—	1,461	56,122

Total operating expense	88,003	76,628	185,444

Income (loss) from continuing operations	3,212	(17,164)	(135,049)
Other income (expense), net	10,786	10,826	15,535

Income (loss) from continuing operations before extraordinary item	13,998	(6,338)	(119,514)
Discontinued operations:
Income (loss) from discontinued operations	—	—	(10,355)

Income (loss) before extraordinary item	13,998	(6,338)	(129,869)
Extraordinary item-loss on disposal of discontinued operations	—	(261)	(10,347)

Net income (loss)	$13,998	$(6,599)	$(140,216)

Basic Income (Loss) Per Common Share:
Income (loss) from continuing operations before extraordinary item	$0.08	($0.04)	($0.71)
Discontinued operations:
Loss from discontinued operations	—	—	($0.06)
Extraordinary item-loss on disposal of discontinued operations	—	—	($0.06)

Net income (loss)	$0.08	($0.04)	($0.83)

Diluted Income (Loss) Per Common Share:
Income (loss) from continuing operations before extraordinary item	$0.08	($0.04)	($0.71)
Discontinued operations:
Loss from discontinued operations	—	—	($0.06)
Extraordinary item-loss on disposal of discontinued operations	—	—	($0.06)

Net income (loss)	$0.08	($0.04)	($0.83)

Weighted average shares outstanding
Basic	174,003	170,158	169,451
Diluted	182,913	170,158	169,451

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Noncontrolling Interest In Subsidiary	Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
Balance at February 28, 2001	$—	—	$—	168,486	$17	$643,712	$(36,051)	$(143,589)	$—	$193	$464,282
Minority interest	74	—	—	—	—	—	—	—	—	—	74
Net loss	—	—	—	—	—	—	—	(140,216)	—	—	(140,216)
Other comprehensive income:
Unrealized loss on investments in marketable securities	—	—	—	—	—	—	—	—	—	(2,016)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(891)

Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(2,907)	(2,907)

Comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	(143,123)

Exercise of common stock options and warrants	—	—	—	1,956	—	2,548	—	—	—	—	2,548
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	161	—	634	—	—	—	—	634
Common stock issued for acquisition earnouts	—	—	—	1,056	—	9	—	—	—	—	9
Common stock repurchase	—	—	—	—	—	—	—	—	(6,672)	—	(6,672)
Write-off of deferred compensation related to acquisitions	—	—	—	—	—	(21,281)	21,281	—	—	—	—
Deferred compensation related to stock options	—	—	—	—	—	(2,529)	2,529	—	—	—	—
Deferred compensation related to restricted stock	—	—	—	—	—	3,540	(3,540)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	9,797	—	—	—	9,797

Balance at February 28, 2002	74	—	—	171,659	17	626,633	(5,984)	(283,805)	(6,672)	(2,714)	327,549
Minority interest	41	—	—	—	—	—	—	—	—	—	41
Net loss	—	—	—	—	—	—	—	(6,599)	—	—	(6,599)
Other comprehensive income:
Unrealized gain on investments in marketable securities	—	—	—	—	—	—	—	—	—	7,410
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,038

Other comprehensive income	—	—	—	—	—	—	—	—	—	8,448	8,448

Comprehensive income	—	—	—	—	—	—	—	—	—	—	1,849

Exercise of common stock options	—	—	—	762	—	2,415	—	—	—	—	2,415
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	161	—	576	—	—	—	—	576
Common stock issued for acquisitions	—	—	—	336	—	1,288	—	—	—	—	1,288
Common stock repurchase	—	—	—	—	—	—	—	—	(764)	—	(764)
Deferred compensation related to stock options	—	—	—	—	—	(114)	114	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	3,467	—	—	—	3,467

Balance at February 28, 2003	115	—	—	172,918	17	630,798	(2,403)	(290,404)	(7,436)	5,734	336,421
Minority interest	244	—	—	—	—	—	—	—	—	—	244
Net Income	—	—	—	—	—	—	—	13,998	—	—	13,998
Other comprehensive income:
Unrealized loss on investments in marketable securities	—	—	—	—	—	—	—	—	—	(1,263)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,772

Other comprehensive income	—	—	—	—	—	—	—	—	—	509	509

Comprehensive income	—	—	—	—	—	—	—	—	—	—	14,507

Exercise of common stock options	—	—	—	8,675	1	23,657	—	—	—	—	23,658
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	230	—	1,014	—	—	—	—	1,014
Common stock issued for acquisitions	—	—	—	1,980	—	30,685	—	—	—	—	30,685
Deferred compensation related to acquisitions	—	—	—	—	—	—	(466)	—	—	—	(466)
Deferred compensation related to stock options	—	—	—	—	—	3,233	(3,233)	—	—	—	—
Deferred compensation related to restricted stock	—	—	—	—	—	6,335	(6,335)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	3,144	—	—	—	3,144

Balance at February 29, 2004	$359	—	$—	183,803	$18	$695,722	$(9,293)	$(276,406)	$(7,436)	$6,243	$409,207

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	February 29, 2004	February 28, 2003	February 28, 2002
Cash flows from operating activities:
Net income (loss)	$13,998	$(6,599)	$(140,216)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,871	6,519	59,720
Stock-based compensation expense	3,144	3,466	9,766
Noncash restructuring charges		1,359	1,887
Write-off of goodwill	—	—	48,958
Loss on disposal of discontinued operations	—	—	10,347
Noncontrolling interest in subsidiary	244	41	74
Write-down of equity investments	—	—	4,250
Noncash interest expense	9	147	40
Amortization of debt issuance costs	393	—	—
Provision for doubtful accounts	1,678	2,107	1,533
Provision for inventory obsolescence	40	88	—
Loss on abandonment of property and equipment	—	290	1,859
Changes in operating assets and liabilities:
Accounts receivable	(18,487)	(8,326)	9,405
Inventory	(307)	(2)	(146)
Prepaid expenses	(1,010)	(2,114)	396
Intangibles and other assets	(458)	(888)	(420)
Accounts payable	1,496	(1,031)	(3,945)
Accrued expenses	1,999	(6,334)	(7,460)
Deferred revenue	51,988	8,915	(3,527)
Deferred lease credits	(23)	1,604	—

Net cash provided by (used in) operating activities	61,575	(758)	(7,479)

Cash flows from investing activities:
Purchase of investment securities	(278,177)	(151,725)	(393,031)
Proceeds from sales and maturities of investment securities	127,509	143,463	376,909
Acquisitions of businesses, net of cash acquired	3,380	(1,222)	(994)
Purchase of property and equipment	(13,209)	(6,766)	(6,752)

Net cash used in investing activities	(160,497)	(16,250)	(23,868)

Cash flows from financing activities:
Proceeds from notes payable	67,957	68,380	35,956
Repayments of notes payable	(82,971)	(63,520)	(28,746)
Issuance of notes receivable	—	—	(866)
Proceeds from issuance of convertible debt	600,000	—	—
Offering costs – issuance of convertible debt	(15,278)	—	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,014	576	634
Proceeds from exercise of common stock options and warrants	27,764	2,415	2,589
Purchase of treasury stock	—	(764)	(6,672)
Payment of capital lease obligations	(1,230)	(1,335)	(402)

Net cash provided by financing activities	597,256	5,752	2,493

Effect of foreign currency exchange rates on cash and cash equivalents	1,305	1,038	(891)
Net decrease in cash and cash equivalents	499,639	(10,218)	(29,745)
Cash and cash equivalents at beginning of year	45,250	55,468	85,213

Cash and cash equivalents at end of year	$544,889	$45,250	$55,468

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Organization

Red Hat, Inc. together with its subsidiaries (“Red Hat” or the “Company”) is the recognized global technology and brand leader in providing an enterprise operating platform based on open source technology for the information technology infrastructure of the Global 2000. The Company applies its technology leadership to create its enterprise operating platform, Red Hat Enterprise Linux and related layered infrastructure technology solutions, based on open source technology. The Company’s enterprise solutions meet the functionality requirements and performance demands of the large enterprise and the third-party computer hardware and software applications that are critical to the large enterprise. In April 2002, the Company launched the first in a line of Red Hat Enterprise Linux solutions for large enterprise customers, Red Hat Enterprise Linux AS. Red Hat Enterprise Linux AS was available for shipment in May 2002. Red Hat Enterprise Linux AS was developed to compete with proprietary Unix and Windows 2000 as the primary operating platform for applications in the middle tier and data center of the information technology infrastructure of large enterprises. In March 2003, the Company launched three additional technology solutions in the Red Hat Enterprise Linux line: Red Hat Enterprise Linux ES, Red Hat Enterprise Linux WS and Red Hat Network. Red Hat Enterprise Linux ES and WS broaden the areas of the information technology infrastructure to which the Company’s enterprise operating platforms are relevant. The Company provides the chief information officers of the largest companies in the world with the choice of a Red Hat Enterprise Linux operating platform for all application areas including the technical/developer workstation, edge of the network applications, the middle tier of the information technology infrastructure (applications such as database ERP and large file systems) and the data center. Red Hat Network provides an integrated management service that allows Red Hat Enterprise Linux technologies to be updated, configured, and the performance of these technologies to be monitored in an automated fashion. These technology solutions, and the enterprise technology and systems management offerings that will follow them, reflect the Company’s commitment to provide an enterprise-wide infrastructure platform based on open source technology.

Red Hat, Inc. is incorporated in Delaware. During January 2002, the Company adopted a formal plan to discontinue its network consulting operations. Accordingly, the Consolidated Statements of Operations for fiscal 2002 presents the results of the network consulting operations separately from continuing operations (see NOTE 4) for periods prior to and including such date.

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

Reclassifications

Certain prior year amounts were reclassified to conform with current year presentation.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

The Company considers investments purchased with a maturity period of three months or less at the date of purchase to be cash equivalents.

Investments in Debt Securities

The Company’s investments at February 29, 2004 and February 28, 2003 are in debt securities which are classified as available for sale and carried at market value in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). These investments are classified as either a cash equivalent, current asset (Investments in debt securities-current) or long-term asset (Investments in debt securities-long term) based on their time to maturity at date of purchase by the Company. Investments with a maturity date of one year or less from the balance sheet date are classified as a current asset and those with a maturity date of greater than one year are classified as a long-term asset. The average maturity period of the Company’s investment in debt securities was 1 year at February 29, 2004. The Company’s investments are considered available for sale as these securities could be sold at any time in response to needs for liquidity, changes in the availability of and the yield on alternative instruments or changes in funding sources or terms. The Company has an unrealized gain of $5.4 million and $6.7 million related to these investments at February 29, 2004 and February 28, 2003, respectively, which is recorded as other comprehensive income, a separate component of stockholders’ equity. The Company’s average rate of realized return on its investments portfolio was 4.1% in fiscal 2004.

Inventory

The costs incurred for duplicating the computer software, documentation, and training materials sold by the Company from the product masters and costs of packaging these products for distribution are capitalized as inventory at the lower of cost or market using the weighted average method and charged to cost of sales when revenue from the sale of units is recognized. Management periodically evaluates the realizability of inventory based on planned release dates of product and training updates and records a reserve for obsolescence when necessary. The reserve for inventory obsolescence was approximately $0.2 million and $94,000 at February 29, 2004 and February 28, 2003, respectively.

Internal Use Software

In accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), the Company capitalized $5.2 million and $5.9 million in costs related to the development of internal use software for its website, enterprise resource planning system, and systems management applications during the years ended February 29, 2004 and February 28, 2003, respectively. The Company amortizes the costs of computer software developed for internal use on a straight-line basis over its estimated useful life of five years. The carrying value of internal use software is included in property and equipment on the Consolidated Balance Sheets (see NOTE 6).

Capitalized Software Costs

Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

changes in software and hardware technologies. As a result of the Company’s practice of releasing source code that it has developed on a weekly basis for unrestricted download on the Internet, there is generally no passage of time between achievement of technological feasibility and the availability of the Company’s product for general release. Therefore, the Company has no capitalized software development costs at February 29, 2004 and February 28, 2003.

Property and Equipment

Property and equipment is primarily comprised of furniture, computer equipment, computer software and leasehold improvements which are recorded at cost and depreciated using the straight-line method over their estimated useful lives as follows: furniture and fixtures, seven years; computer equipment, three years; computer software, five years; leasehold improvements, over the lesser of the remaining useful life of the asset or the remaining term of the lease. Expenditures for maintenance and repairs are charged to operations as incurred; major expenditures for renewals and betterments are capitalized and depreciated. Property and equipment acquired under capital leases are being depreciated over their estimated useful lives or the respective lease term, if shorter.

Debt Issue Costs

The costs related to the issuance of the convertible debt offering which was closed on January 13, 2004 were capitalized and will be amortized to interest expense using the effective interest rate method over the life of the related debt. Issuance cost for the convertible debt offering totalled $15.5 million and primarily consisted of investment banker fees, legal and other professional fees. Amortization expense was $0.4 million for the year ended February 29, 2004.

Other Assets

Other assets includes security deposits which are expected to be refunded to the Company upon termination of certain leases, and investments in other companies accounted for using the cost method of accounting.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets. The Company had no impairments of its long lived assets in fiscal 2004.

Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by SOP 98-4 and SOP 98-9, and Staff Accounting Bulletin No. 101 (“SAB 101”). Revenue recognition in accordance with these pronouncements can be complex due to the nature and variability of sales transactions. The Company establishes persuasive evidence of an arrangement for each type of revenue based on either a signed contract with the end customer, a click-through contract on the

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s website, whereby the customer agrees to the Company’s standard subscription terms, distribution contracts with OEM’s and resellers, or, in the case of individual training seats, through receipt of payment which indicates acceptance of the Company’s training agreement terms.

Subscription Revenue

Subscription revenue is comprised of enterprise and embedded revenues.

Enterprise subscription revenue is comprised primarily of revenue from sales of Red Hat Enterprise Linux software solutions, however the Company also generates enterprise subscription revenue from sales of Red Hat Linux, software development tools, technical support and maintenance fees.

During fiscal 2003, the Company released the first versions of its Red Hat Enterprise Linux offerings, Red Hat Enterprise Linux AS, ES and WS. These technologies are sold under a subscription agreement with specified renewal rates. Red Hat Enterprise Linux (“RHEL”) products have one and three year base subscription periods. The base subscription entitles the end user to the technology itself and post customer support services (“PCS”) consisting of security errata, updates to the technology, upgrades to new versions of RHEL on a when and if available basis during the term of the subscription, and various levels of Red Hat support. The Company recognizes the revenue from the sale of our Red Hat Enterprise Linux offerings ratably over the period of the subscription. The Company does not sell the RHEL technology or the components of the PCS that are included in the subscription on a stand alone basis.

The Company sells Red Hat Enterprise Linux through four channels: distribution, direct sales, original equipment manufacturers (“OEMs”) and the web. In the majority of the Company’s transactions, subscriptions to Red Hat Enterprise Linux are sold on a stand-alone basis. The Company’s standard subscription term is one year. The revenue associated with the sale of subscription to Red Hat Enterprise Linux is recognized ratably over the period of the end users subscription.

The Company’s subscription agreements with its large enterprise customers sometimes include multiple subscription and/or service elements. These arrangements typically include a subscription to Red Hat Enterprise Linux, Red Hat Network, training services and/or professional consulting. For these contracts, the Company separates the various elements and recognize revenue attributable to each element in the manner that best matches the delivery of value to its customer. Red Hat Enterprise Linux and Red Hat Network subscription revenues are recognized ratably over the subscription term, training services revenue is recognized when students attend class, and professional services revenue is recognized on a time and materials basis as the services are delivered. When possible, the Company allocates revenue to each component of the contract based on vendor specific objective evidence (“VSOE”) of its fair value. VSOE for the Company’s Red Hat Enterprise Linux subscription agreements is created by the fact that it regularly sells RHEL subscriptions on a stand alone basis with renewal rates for year two equal to the amount paid in year one or there is a stated renewal rate in the contract. In contracts where VSOE exists for training or consulting services, such VSOE is demonstrated by either the ability to purchase additional training or consulting services at specified rates and on a stand alone basis upon expiration of the original term of the multiple element arrangement or regularly selling the training or consulting services on a stand alone basis at substantially the same rates as those charged in the multiple element arrangement. In certain multiple element arrangements where VSOE cannot be established, the entire value of the contract is recognized ratably over the term of the agreement. The Company’s training and consulting services are not essential to the functionality of Red Hat Enterprise Linux. The majority of its customers purchase subscriptions to Red Hat Enterprise Linux without purchasing any training or consulting services.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Company’s enterprise subscription revenue is partially derived from sales of its Red Hat Network offerings. Red Hat Network is an internet-based set of services to assure the security, availability and reliability of all of the Company’s Red Hat software solutions. Red Hat Network is sold in the form of an annual subscription and revenues related to these are recognized ratably over the term of the subscription.

Through the Company’s retail distributors, the Company has historically sold Red Hat Linux consumer products. The retail product is currently offered in one version: Red Hat Professional Workstation. During fiscal 2004, Red Hat sold two different versions of Red Hat Linux (9 and Professional Workstation). In accordance with SOP 97-2, the Company recognizes all of the revenue from the sale of Red Hat Linux ratably over the period that the subscription services are provided. A reserve for sales returns is recognized for sales of retail software products to distributors, who have a right of return, based on the Company’s historical experience of sell-through to the end user by the distributor. The return rate experienced by the Company over its last three retail product releases has averaged 18.0%. The fee is fixed and determinable, collection of the resulting receivable is probable and product returns are estimable. The Company’s retail customers do not receive the right to future upgrades or new versions of its technology.

Embedded subscription consists of revenue for technical support and maintenance services provided pursuant to software compiling, debugging, and optimization agreements. Revenue is recognized ratably over the term of the agreement, which is typically 12 months.

Services Revenue

Services revenue is comprised of enterprise technology services and embedded development. Enterprise technology services are comprised of revenue for enterprise consulting and engineering services, and customer training and education. Enterprise technology services are provided under agreements where customers pay the Company on a fixed fee or hourly basis to assist in the deployment and optimization of our enterprise technologies. Enterprise technology engineering services represent revenues earned under fixed fee arrangements with the Company’s OEM vendors to add functionality to our Red Hat Enterprise Linux line of technologies. Revenues under hourly arrangements are recognized as work is performed. Revenues under fixed fee arrangements are recognized either on a percentage of completion basis or upon passage of time dependent upon the terms of each individual engagement. Revenue from customer training and education is recognized at the date the services are performed.

Embedded development services are contracts for software compiling, debugging, and optimization. Revenue is recognized on the percentage-of-completion method, provided that the Company has the ability to make reliable estimates of progress towards completion, the fee for such services is fixed and determinable and collection of the resulting receivable is probable.

Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the market value per share of the Company’s common stock on the grant date. Deferred compensation is amortized to compensation expense over the vesting period of the stock option. The Company recognized $3.1 million, $3.5 million and $9.8 million in non-cash stock-based compensation expense related to amortization of deferred compensation during the years ended February 29, 2004, and February 28, 2003 and 2002, respectively. In addition, the Company classifies the employer portion of tax

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities paid upon exercise of non-qualified stock options and warrants as stock-based compensation expense. The Company paid $0.8 million and $352,000 in tax liabilities related to stock options and warrants exercised during the years ended February 29, 2004 and February 28, 2002, respectively.

The Company recorded deferred compensation of $3.7 million, $5,000, and $120,000 during the years ended February 29, 2004, and February 28, 2003 and 2002, respectively, to reflect the difference between the aggregate market value of the underlying shares of stock and the exercise price of all stock options granted with an exercise price below the fair value of the Company’s common stock at the date of the grant, and stock options granted under acquired stock option plans. Deferred compensation recorded during the year ended February 29, 2004 includes 500,000 stock options granted to the Chairman and Chief Executive Officer of the Company. At the date of grant, these stock options had an exercise price and fair market value of $6.70 per share and $13.17 per share, respectively. Deferred compensation on the consolidated balance sheet was reduced by $109,000 and $2.4 million of reductions in the years ended February 28, 2003 and 2002, respectively, to record the termination of employees prior to complete vesting of stock options for which deferred compensation was originally recorded. Deferred compensation on the consolidated balance sheet in the year ended February 28, 2002 was further reduced by $21.3 million to record the termination of employees prior to satisfaction of employment requirements pursuant to certain acquisitions. During the years ended February 29, 2004 and February 28, 2002, the Company recorded $6.3 million and $3.5 million, respectively, in deferred compensation related to a restricted stock award granted to the Chairman and Chief Executive Officer of the Company. The fiscal 2004 restricted stock award consisted of 500,000 shares of stock having a purchase price and fair market value of $0.50 per share and $13.17 per share, respectively. The fiscal 2002 restricted stock award consisted of 1,000,000 shares of stock having a purchase price and fair market value of $0.50 per share and $4.04 per share, respectively. These restricted stock awards vest ratably over a period of two years and are reflected in the combined stock option activity. Amortization of deferred compensation totaled $3.1 million, $3.5 million and $9.8 million during the years ended February 29, 2004 and February 28, 2003 and 2002, respectively.

SFAS 123, as amended by SFAS 148, requires the Company to disclose pro forma information regarding stock option grants and warrants issued to its employees. SFAS 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company’s Consolidated Statement of Operations because APB 25 specifies that no compensation charge arises when the exercise price of employees’ stock options and warrants equal the market value of the underlying stock at the grant date, as in the case of options and warrants granted to the Company’s employees. The fair value of options and warrants was estimated using the following assumptions for the years ended February 29, 2004, and February 28, 2003 and 2002:

	Year Ended February 29, 2004	Year Ended February 28, 2003	Year Ended February 28, 2002
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	2.94%	3.59%	4.46%
Expected volatility	90.88%	97.74%	102.08%
Expected life (in years)	5	5	5

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock based employee compensation:

	Year Ended February 29, 2004	Year Ended February 28, 2003	Year Ended February 28, 2002
Net income (loss), as reported	$13,998	$(6,599)	$(140,216)
Add: book compensation expense	3,144	3,467	9,797
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(79,251)	(31,520)	(60,365)

Pro forma net loss	$(62,109)	$(34,652)	$(190,784)

Earnings per share data basic and diluted:
Basic—as reported	$0.08	$(0.04)	$(0.83)
Diluted—as reported	$0.08	$(0.04)	$(0.83)
Basic and diluted—pro forma	$(0.36)	$(0.20)	$(1.13)

The weighted average estimated fair value of employee stock options granted was $7.61, $4.22 and $4.78 per share during the years ended February 29, 2004, and February 28, 2003 and 2002, respectively.

Sales and Marketing Expenses

Sales and marketing expenses consist of costs, including salaries, sales commissions, and related expenses such as travel, of all personnel involved in the sales and marketing process. Sales and marketing expenses also include costs of advertising, sales lead generation programs, cooperative marketing arrangements, and trade shows. All costs of advertising, including cooperative marketing arrangements, are expensed as incurred. Advertising expense totaled $1.2 million, $1.2 million and $2.6 million for the years ended February 29, 2004 and February 28, 2003 and 2002, respectively.

Research and Development Expenses

Research and development expenses include all direct costs, primarily salaries for Company personnel and outside consultants, related to the development of new software products, significant enhancements to existing software products, and the portion of costs of development of internal use software required to be expensed. Research and development costs are charged to operations as incurred with the exception of those software development costs that are required to be capitalized.

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

Foreign Currency Translation

The Euro has been determined to be the functional currency for the Company’s European operations and local currencies have been determined to be the functional currencies for the Company’s Asian operations. Foreign exchange gains and losses, which result from the process of remeasuring foreign currency transactions into the appropriate functional currency, are included in other income (expense), net in the Company’s

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statements of Operations. The translation of foreign currency financial statements into U.S. Dollars is included in other comprehensive income, which is a separate component of stockholders’ equity. Net foreign exchange gains (losses), included in other income, were ($140,000), ($800,000) and $397,000 for the years ended February 29, 2004 and February 28, 2003 and 2002, respectively.

Significant Customers and Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company primarily places its temporary cash investments with high-credit quality financial institutions which invest predominantly in U.S. Government instruments, investment grade corporate bonds and certificates of deposit guaranteed by banks which are members of the FDIC. Cash deposits are primarily in financial institutions in the United States. However, cash for monthly operating costs of international operations are deposited in banks outside the United States. Deposits of cash outside the United States totaled $17.6 million and $3.5 million at February 29, 2004 and February 28, 2003, respectively.

The Company performs ongoing credit evaluations to reduce credit risk and requires no collateral from its customers. Management estimates the allowance for uncollectible accounts based on their historical experience and credit evaluation. The Company’s standard credit terms are net 30 days in the U.S., net 45 days in EMEA, and range from net 30 to net 60 days in Asia Pacific. One customer accounted for 17% of the Company’s accounts receivable at February 28, 2003.

No individual customer accounted for more than 10% of the Company’s revenue in the fiscal years ended February 29, 2004 and February 28, 2003 and 2002.

Supplemental Cash Flow Information

The Company made cash payments for interest of $294,000, $142,000 and $88,000 for the years ended February 29, 2004 and February 28, 2003 and 2002, respectively. The Company made no cash payments for income taxes during the years ended February 29, 2004 and February 28, 2003 and 2002.

The Company acquired property and equipment through the assumption of capital lease obligations amounting to $34,000 and $2.9 million for the years ended February 29, 2004 and February 28, 2003, respectively.

Net Income (Loss) Per Common Share

The Company computes net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” (“SFAS 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net income (loss) per common share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) available to common stockholders per common share (“Diluted EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options. The calculation of diluted net income (loss) per share available to common stockholders does not include 8,437,951, and 8,816,080 potential shares of common stock equivalents for the years ended February 28, 2003 and 2002, respectively, as their impact on net income (loss) per share would be antidilutive.

Segment Reporting

Management identifies the Company’s operating segments primarily based on differences in the nature of its products and services and on geographic location. The Company’s operating segments are enterprise and

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

embedded. These segments reflect the Company’s primary focus, sales of Red Hat Enterprise Linux and Red Hat Network subscriptions to large enterprises, and the fact that management has decided to maintain a small but strategic presence in the embedded systems market. Retail subscription revenue is included in the enterprise segment because results of retail subscription sales are not reviewed on a disaggregated basis from the Company’s other enterprise subscriptions. Performance of these segments is evaluated based on their respective gross profit margins as disclosed in the Company’s Consolidated Statements of Operations.

Management evaluates the Company’s assets on a consolidated basis only. Accordingly, no information has been provided and no allocations have been made related to segment assets.

The Company has international sales offices in the United Kingdom, France, Italy, Ireland, Germany, Hong Kong, Korea, Australia, India and Japan. The Company manages its international business on a Europe-wide and Asia Pacific-wide basis. The following disclosure aggregates individually immaterial international operations and separately discloses the significant international operations at and for the years ended February 29, 2004 and February 28, 2003 and 2002 (in thousands):

	North America	Europe	Asia Pacific and Japan	Total

	Year Ended February 29, 2004
Revenue from unaffiliated customers	$86,774	$22,398	$16,912	$126,084
Net income (loss) available to common stockholders	$20,122	$(3,175)	$(2,949)	$13,998
Total assets	$1,068,106	$22,794	$18,719	$1,109,619

	Year Ended February 28, 2003
Revenue from unaffiliated customers	$63,715	$15,436	$11,775	$90,926
Net income (loss) available to common stockholders	$(13,757)	$4,295	$2,863	$(6,599)
Total assets	$373,661	$10,132	$6,546	$390,339

	Year Ended February 28, 2002
Revenue from unaffiliated customers	$55,546	$11,597	$11,767	$78,910
Net income (loss) available to common stockholders	$(141,287)	$1,385	$(314)	$(140,216)
Total assets	$357,708	$8,337	$3,820	$369,865

Comprehensive Income

The Company’s items of other comprehensive income (loss) are comprised of an unrealized gain (loss) on investments in marketable securities of ($1.3), $7.4 million, and ($2.0) million during years ended February 29, 2004 and February 28, 2003 and 2002, respectively, and a foreign currency translation adjustment of $1.8 million, $1.0 million, and ($891,000) during years ended February 29, 2004 and February 28, 2003 and 2002, respectively.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” in January 2003 and amended the Interpretation in December 2003. FIN 46 requires an investor with a majority of the variable interests (“primary beneficiary”) in a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. Development-stage entities that have sufficient equity invested to finance the activities they are currently engaged in and entities that are businesses, as defined in the Interpretation, are not considered VIEs. The provisions of FIN 46 were effective immediately for all

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

arrangements entered into with new VIEs created after January 31, 2003, and the Company is required to apply the remaining provisions of the Interpretation for the period ending February 28, 2005. The Company has begun a review of its investments in both non-marketable and marketable equity securities, as well as other arrangements, to determine whether the Company is the primary beneficiary of any VIEs. The Company is currently unaware of any relationship with VIEs in which it is the primary beneficiary. Once the Company’s review is completed, there may be material relationships that require accounting for in accordance with FIN 46.

The Company has applied the disclosure provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5, by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in which the Company is the guarantor.

The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters or modify infringing software. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain IP rights, specified environmental matters, and certain income taxes. In each of these circumstances, payment by the Company is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claims. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by the Company.

It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements did not have a material effect on the Company’s business, financial condition or results of operations. The Company believes that if it were to incur a loss in any of these matters, such loss should not have a material effect on the Company’s business, financial condition or results of operations.

NOTE 3—Business Combinations

In December 2003, the Company completed the acquisition of all of the outstanding common stock of Sistina Software, Inc. (“Sistina”) in exchange for issuance of 1,979,874 shares of the Company’s common stock and the assumption of all of the outstanding Sistina stock options valued, in the aggregate, at $30.7 million, including net tangible and intangible assets of $2.0 million and $3.0 million, respectively. The Company engaged an independent valuation expert to determine the fair market value of the net tangible and intangible assets acquired. The excess of purchase price over the fair values of the net assets acquired of $25.7 million has been recorded as goodwill. In addition, the transaction includes $12.0 million of contingent consideration based on an earnout carved into three tranches. The earnout is based on the achievement of certain bookings targets for the technologies and services previously sold by Sistina over the period beginning on December 23, 2003 and ending March 31, 2005. Shares issued under the earnout will be determined based on the average closing price of the Company’s common stock during the 10 trading days prior to issuance of each tranche of such earnout shares. No contingent consideration was earned during the initial earnout period, which ended on March 31, 2004.

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the years ended February 29, 2004 and February 28, 2003 as if the acquisition of Sistina had

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

occurred on March 1, 2002, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisitions actually taken place on March 1, 2002 (in thousands):

	Year Ended February 29, 2004	Year Ended February 28, 2003
Revenue	$126,707	$91,267
Net income (loss) before extraordinary item-loss on disposal of discontinued operations	$14,337	$(11,205)
Net income (loss)	$14,337	$(11,466)
Basic net income (loss) per common share	$0.08	$(0.07)
Diluted net income (loss) per common share	$0.08	$(0.07)

In October 2002, the Company completed the acquisition of all of the outstanding common stock of NOCpulse, Inc. in exchange for 322,312 shares of the Company’s common stock valued at $1.2 million, plus the assumption of $2.7 million in net liabilities. The excess of purchase price over the fair values of the net liabilities acquired of $3.9 million has been recorded as goodwill based on a valuation performed by an independent valuation expert.

In January 2002, the Company completed the acquisition of $816,000 and $400,000 of net tangible and intangible assets, respectively, from an unrelated third party in return for the assumption of a capital lease obligation in the amount of $1.2 million. The acquisition of these assets was made in order to provide content management and enterprise collaboration expertise to the Company.

NOTE 4—Discontinued Operations

During January 2002, the Company adopted a formal plan to discontinue its network consulting operations. Accordingly, the network consulting operations were accounted for as a discontinued operation beginning with the fiscal year 2001 Consolidated Statement of Operations. The Company completed the disposal of the network consulting operations in February 2002 through termination of associated employees. Loss on disposal of discontinued operations of $10.3 million in fiscal year 2002 included the write-off of goodwill of $9.6 million, severance and related costs of $0.4 million, and a provision against accounts receivable of $0.3 million. Network consulting revenues were $8.7 million during the year ended February 28, 2002.

NOTE 5—Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The activity in the Company’s allowance for doubtful accounts for the years ended February 29, 2004, and February 28, 2003 and 2002 is presented in the following table (in thousands):

	Balance at beginning of period	Charged to income or expense	Deductions (a)	Balance at end of period
2002	$1,835	$1,533	$(2,231)	$1,137
2003	$1,137	$2,107	$(1,366)	$1,878
2004	$1,878	$1,441	$(2,005)	$1,314

(a)	Represents amounts written-off as uncollectible accounts receivable.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—Property and Equipment

The Company’s property and equipment consisted of the following (in thousands):

	February 29, 2004	February 28, 2003
Computer equipment	$24,409	$18,747
Software, including software developed for internal use	24,404	15,869
Furniture and fixtures	1,863	1,923
Leasehold improvements	6,813	6,258

	57,489	42,797
Less: accumulated depreciation	(28,041)	(19,825)

Property and equipment, net	$29,448	$22,972

Depreciation expense was $6.7 million, $5.5 million and $5.5 million for the years ended February 29, 2004 and February 28, 2003 and 2002, respectively.

NOTE 7—Goodwill and Identifiable Intangible Assets

Identifiable intangible assets consist primarily of purchased technologies, trademarks, copyrights and patents, which are amortized over the estimated useful life ranging from three to 15 years. Amortization expense associated with identifiable intangible assets was $160,000, $1.1 million and $1.2 million for the years ended February 29, 2004 and February 28, 2003 and 2002, respectively. Estimated amortization of identifiable intangible assets in future periods is not expected to be material. The following is a summary of identifiable intangible assets (in thousands):

	As of February 29, 2004			As of February 28, 2003
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$3,436	$(2,495)	$941	$4,196	$(3,465)	$731
Purchased technologies	$3,000	$(100)	$2,900	—	—	—

In accordance with SFAS 142, the Company completed the annual impairment test as of February 29, 2004 and no goodwill impairment was deemed necessary. The following is a summary of goodwill by segment for the years ended February 29, 2004 and February 28, 2003 (in thousands):

	Enterprise	Embedded	Consolidated
Balance at February 28, 2002	$15,204	$19,516	$34,720
Add: acquisition	4,572	—	4,572
Less: impairment	—	—	—
Impact of foreign currency fluctuations	805	—	805

Balance at February 28, 2003	20,581	19,516	40,097
Add: acquisition	25,718	—	25,718
Less: impairment	—	—	—
Impact of foreign currency fluctuations	57	—	57

Balance at February 29, 2004	$46,356	$19,516	$65,872

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended February 28, 2002, the Company impaired $58.6 million in goodwill, including $9.6 million from disposal of discontinued operations and $49.0 million related to the Company’s restructuring in August 2001, associated with acquisitions completed in prior years. The Company’s decision not to pursue technologies under development by acquired companies led to operating results that were less than had been anticipated at the time of the Company’s acquisitions. No impairments were required to be recognized during the years ended February 29, 2004 and February 28, 2003. Goodwill amortization expense was $53.0 million for the year ended February 28, 2002.

Through February 28, 2002, goodwill was amortized on a straight-line basis over three years. Effective, March 1, 2002, the Company adopted SFAS 142 and no longer amortizes goodwill. The following is a summary of reported net loss and net loss per share, adjusted to exclude goodwill amortization expense (in thousands, except per share amounts):

Year Ended February 28, 2002
Net loss	$(140,216)
Add: goodwill amortization	53,015

Adjusted net loss	$(87,201)

Adjusted net loss per share basic and diluted	$(0.51)

NOTE 8—Other Assets

Other assets were comprised of the following (in thousands):

	February 29, 2004	February 28, 2003
Cost-basis investments	$3,800	$3,800
Notes receivable	—	75
Security deposits	755	298
Other	13	161

	$4,568	$4,334

Fair value for non-marketable cost-basis investments in equity securities is estimated based on prices recently paid for shares in that company, as well as changes in market conditions. The estimated fair values are not necessarily representative of the amounts that the Company could realize in a current transaction.

NOTE 9—Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable at February 29, 2004 and February 28, 2003 approximated their fair values due to the short-term nature of these items.

The fair values of the Company’s short-term and long-term investments in debt securities at February 29, 2004 and February 28, 2003, differed from their historical cost by $5.4 million and $6.7 million, respectively. The Company had realized gains on sales of investments in debt securities of approximately $1.4 million, $892,000 and $1.1 million during the years ended February 29, 2004 and February 28, 2003 and 2002,

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively. Following is a summary of the historical cost, unrealized gain (loss) and fair values of the Company’s investments at February 29, 2004 and February 28, 2003 (in thousands):

	February 29, 2004
	Cost	Unrealized Gain	Fair Value
Short-term corporate debt securities	$48,651	$689	$49,340
Short-term government debt securities	14,361	11	14,372

	63,012	700	63,712
Long-term corporate debt securities	229,899	4,842	234,741
Long-term government debt securities	98,176	(134)	98,042

	328,075	4,708	332,783

	$391,087	$5,408	$396,495

	February 28, 2003
	Cost	Unrealized Gain	Fair Value
Short-term corporate debt securities	$34,730	$347	$35,077
Short-term government debt securities	10,055	84	10,139

	44,785	431	45,216
Long-term corporate debt securities	179,961	6,153	186,114
Long-term government debt securities	15,673	87	15,760

	195,634	6,240	201,874

	$240,419	$6,671	$247,090

NOTE 10—Restructuring Charge

In fiscal years 2003 and 2002, the Company recorded restructuring charges of $1.5 million and $56.1 million, respectively. These restructuring charges were primarily due to a sharpening of the Company’s focus on providing Red Hat Enterprise Linux and related technologies to the large enterprise. During fiscal 2003 and 2002, the Company terminated a total of 220 employees. Restructuring charges in fiscal 2002 consist of an impairment of $49.3 million in the carrying value of goodwill and intangibles related to acquisitions made in annual periods prior to fiscal 2002, various facility closings, and $6.9 million in severance and related expenses. All restructuring actions were substantially completed in the first quarter of fiscal year 2003.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—Accrued Expenses

Accrued expenses were comprised of the following (in thousands):

	February 29, 2004	February 28, 2003
Wages and other compensation	$5,320	$4,263
Trade	5,494	1,250
Taxes	4,571	599
Other	234	1,502

	$15,619	$7,614

NOTE 12—Convertible Debentures

In January 2004, the Company issued $600 million in Convertible Senior Debentures (“Debentures”). The Debentures mature on January 15, 2024 and bear interest at a rate of 0.5% per annum, payable semiannually on January 15 and July 15 of each year. The Debentures are senior unsecured obligations and rank equally in right of payment with all of the Company’s other existing and future unsecured and unsubordinated debt. The Debentures are convertible into shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 39.0753 shares per $1,000 principal amount of debentures (which represents a conversion price of approximately $25.59 per share) subject to adjustment under certain conditions. The Company may redeem the Debentures, in whole or in part, in cash at any time on or after January 15, 2009. Holders of the Debentures may require the Company to redeem the Debentures, in whole or in part, in cash on January 15 of 2009, 2014 and 2019. As of February 29, 2004, no Debentures were redeemed. Accrued interest to the redemption date will be paid by the Company in any such redemption. No interest payments were made during the year ended February 29, 2004. Accrued interest at February 29, 2004, was $0.4 million.

In connection with the issuance of the Debentures, the Company incurred $15.5 million of issuance costs, which primarily consisted of investment banker fees, legal and other professional fees. These costs are being amortized using the effective interest rate method over the remaining term of the Debentures. Amortization expense related to the issuance costs was $0.4 million for the year ended February 29, 2004. At February 29, 2004, net debt issuance costs associated with the Debentures was $15.1 million.

NOTE 13—Income Taxes

The components of the Company’s provision for income taxes consisted of the following (in thousands):

	February 29, 2004	February 28, 2003	February 28, 2002
Current:
Foreign	$—	$—	$—
Federal	—	—	—
State	—	—	—

Current tax expense	—	—	—
Deferred:
Foreign	—	—	—
Federal	—	—	—
State	—	—	—

Deferred tax expense	—	—	—
Net provision for income taxes	$—	$—	$—

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets and liabilities at February 29, 2004 and February 28, 2003, consisted of the following (in thousands):

	February 29, 2004	February 28, 2003
Deferred tax assets:
Domestic net operating loss carryforwards	$162,363	$135,531
Foreign net operating loss carryforwards	6,766	6,929
Accounts receivable	462	664
Allowance for inventory obsolescence	12	96
Other accruals and liabilities	22	36
Intangibles	350	378
Research and development credit	1,452	1,452
Foreign tax credit	—	—
Goodwill	12,347	13,430
Compensation-related accruals	962	774

Total deferred tax assets	184,736	159,290
Valuation allowance for deferred tax assets	(179,350)	(156,267)

Total deferred tax assets	5,386	3,023
Deferred tax liabilities:
Fixed and intangible assets	5,386	3,023

Total deferred tax liabilities	5,386	3,023

Net deferred taxes	$—	$—

As of February 29, 2004 and February 28, 2003, the Company provided a full valuation allowance against its net deferred tax assets since realization of these benefits cannot be reasonably assured. An increase in the valuation allowance was recorded during the years ended February 29, 2004 and February 28, 2003 to reserve the increase in total deferred tax assets during such periods due to uncertainty of realizability.

As of February 29, 2004, the Company had Federal and state net operating loss carryforwards of approximately $406.9 million and $396.2 million, respectively. These net operating loss carryforwards expire in varying amounts beginning in 2009 and 2004 for Federal and state income tax purposes, respectively. The utilization of the Federal net operating loss carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code. If the Company’s utilization of its net operating loss carryforwards is limited and the Company has taxable income which exceeds the permissible yearly net operating loss utilization, the Company could incur a Federal income tax liability even though its net operating loss carryforwards exceed its taxable income. A portion of the net operating loss carryforwards is reflected in additional paid-in capital with a full valuation allowance as these net operating loss carryforwards are generated by deductions related to stock options and warrants.

The Company’s foreign net operating loss carryforwards expire in varying amounts beginning in 2005. The Company’s research and development credits begin to expire in varying amounts in 2009.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Taxes computed at the statutory Federal income tax rate of 34% are reconciled to the provision for income taxes for the years ended February 29, 2004, and February 28, 2003 and 2002 as follows (in thousands):

	February 29, 2004	February 28, 2003	February 28, 2002
Effective rate	0.00%	0.00%	0.00%
United States Federal tax benefit at statutory rate	$4,759	$(2,244)	$(44,155)
State tax benefit (net of Federal tax)	554	(80)	(1,856)
Foreign taxes	—	—	—
Foreign rate differential	—	632	—
Change in valuation reserves	(5,364)	1,684	28,173
Acquisition related expenses	—	—	17,814
Nondeductible items	51	8	24

Provision for income taxes	$—	$—	$—

NOTE 14—Short Term Payable

In August 2001, the Company obtained a $10.0 million line of credit from a financial institution to use to meet the Company’s working capital needs and subsequently increased this line to $15 million in May 2002. Borrowings under this line of credit bear interest at the 30-day LIBOR rate plus 1.00% (2.09% at February 29, 2004). The line of credit expires in August 2004 and is secured by an amount of the Company’s investments in debt securities equal to the outstanding balance on the line of credit which is held in an investment account managed by this financial institution. At February 28, 2003, $15.0 million was outstanding under the line of credit. There were no amounts outstanding under the line of credit as of February 29, 2004.

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

Preferred Stock

At February 29, 2004, the Company has authorized 5,000,000 shares of preferred stock with a par value of $0.0001 per share. No shares of preferred stock were outstanding as of February 29, 2004 or February 28, 2003.

NOTE 16—Stock Options and Warrants

Stock Options

The Company has a stock option plan that provides for the granting of either incentive stock options, non-qualified stock options, or shares of restricted stock. As of February 29, 2004, 27,111,105 shares of common

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock were reserved for issuance upon exercise of options granted to any employee, officer or director or consultant of the Company at terms and prices to be determined by the Board of Directors. The plan provides that the purchase price per share for each non-qualified option should be set by the Board of Directors on the date of grant. The purchase price per share for each Incentive Stock Option (“ISO”) shall not be less than the fair market value of the common stock on the date of grant. The maximum term for an option granted is ten years from the date of grant. Options granted under the plan generally vest 25% upon completion of one full year of service and 6.25% on the first day of each subsequent three-month period.

Combined Stock Option Activity

The activity for the stock option plans for the three years ended February 29, 2004 is presented in the following table:

	Shares Underlying Options	Weighted Average Exercise Price Per Share
Outstanding at February 28, 2001	17,355,783	$12.07
Granted	11,514,134	4.78
Exercised	(1,015,039)	2.49
Forfeited	(3,294,746)	11.21

Outstanding at February 28, 2002	24,560,132	9.17
Granted	7,001,500	5.63
Exercised	(821,063)	3.21
Forfeited	(3,403,491)	11.17

Outstanding at February 28, 2003	27,337,078	8.19
Granted	4,341,176	7.25
Exercised	(8,630,977)	2.72
Forfeited	(1,393,985)	15.24

Outstanding at February 29, 2004	21,653,292	$9.67

The following summarizes information about the Company’s outstanding stock options at February 29, 2004:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.00-$ 13.40	17,699,182	7.70	$4.80	7,396,183	$3.38
$13.40-$ 26.79	2,001,984	7.20	$19.29	1,318,998	$20.87
$26.79-$ 40.19	1,430,929	5.50	$27.62	1,281,767	$27.66
$40.19-$ 53.59	149,975	5.10	$42.89	149,411	$42.89
$53.59-$ 66.98	13,100	6.00	$55.75	12,280	$55.75
$66.98-$ 80.38	68,187	5.60	$72.95	68,187	$72.95
$80.38-$ 93.78	13,800	5.90	$92.50	13,800	$92.50
$93.78-$1,020.06	276,135	5.80	$118.76	276,135	$118.76

	21,653,292	7.40	$9.67	10,516,761	$12.75

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17—Commitments and Contingencies

As of February 29, 2004, the Company leased office space and certain equipment under various non-cancelable operating and capital leases. Future minimum lease payments required under the operating and capital leases at February 29, 2004 are as follows (in thousands):

Fiscal Year	Operating Leases	Capital Leases
2005	$4,515	$1,109
2006	4,521	289
2007	3,598	91
2008	3,189	33
2009	3,110	—
Thereafter	34,193	—

Total minimum lease payments	$53,126	1,522

Less amount representing interest (at rates ranging from 3.2% to 9.3%)		(86)

Present value of minimum lease payments		1,436
Less current portion		(898)

Long-term portion		$538

Rent expense under operating leases was $5.3 million, $4.2 million and $4.5 million for the years ended February 29, 2004, and February 28, 2003 and 2002, respectively.

In June 2001, the Company entered into a financing arrangement with a bank for approximately $500,000, the proceeds of which were used to purchase certain networking equipment. This arrangement, which effectively functions as a loan, is secured by a certificate of deposit held at the bank for an equal amount. The financing arrangement has a term of four years and bears interest at a rate of 6% annually. At February 29, 2004, the outstanding balance under this financing arrangement was approximately $185,000. The certificate of deposit renews periodically and allows for the amount therein to be reduced each year to correspond to the outstanding balance under the financing arrangement at the renewal date.

In September 2001, the Company entered into a $3.0 million master lease facility (the “Facility”) with a bank to finance various equipment purchases made by the Company. The Facility had an initial term of one year. The term of the Facility was extended by one year to September 2003 and, as of February 29, 2004, is no longer available for additional borrowings. The facility is secured by a marketable debt security with a fair value of $5.0 million as of February 29, 2004. Each separate lease under the Facility may have a term up to five years and incurs interest at a rate determined at the commencement of each separate lease schedule based on current money market conditions. At February 29, 2004, $1.1 million was outstanding under the Facility.

In January 2002, the Company assumed the lease obligation of an unrelated third party for an office building which serves as the Company’s headquarters. This lease terminates in June 2020. As compensation to the Company for assuming this obligation, the third party paid rent on the Company’s behalf from the commencement of the sublease until February 2003, is allowing the Company the use of all furniture and fixtures, including building improvements, that were in the building at the time of the commencement of the sublease, and paid the Company a certain monthly amount through October 2002, to offset the operating expenses of this building, all of which was valued in the aggregate at $5.9 million. As a result of receiving these economic inducements, the Company capitalized $3.6 million of furniture and fixtures on its balance sheet and

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

initially recorded a long-term deferred lease credit of $3.8 million. As of February 29, 2004, the long-term deferred lease credit was valued at $5.4 million. This credit balance began to amortize, as a reduction to related rent expense, in fiscal 2004 and will continue to do so until the lease terminates in June 2020. The furniture and fixtures are being depreciated over a period of seven years.

NOTE 18—Legal Proceedings

Red Hat Professional Consulting, Inc., formerly PTI, a wholly-owned subsidiary of the Company acquired in February 2001, along with its former directors and some of its former principal shareholders is a defendant in a suit brought in the Superior Court of DeKalb County, State of Georgia, by a former employee. The plaintiff asserts, among other things, breach of various employment agreements and seeks monetary damages. PTI has filed an answer, affirmative defenses and counterclaims denying all liability and has filed a motion to dismiss which remains pending. All discovery in the matter is complete. The Company has been indemnified in this matter by the former PTI shareholders and further believes that the likelihood of a material loss is remote.

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

Commencing May 23, 2002, the Company was named as defendant in a suit brought by The Monotype Corporation in federal district court for the Northern District of Illinois alleging copyright and trademark infringement. The plaintiff contended that the Company infringed certain of plaintiff’s font software copyrights and related trademarks in the Company’s retail distributions, versions 5.2 through the initial release of version 7.3. On December 4, 2002, the plaintiff filed a second amended complaint adding allegations of violations of the Lanham Act, as well as the state unfair and deceptive trade practices acts under Illinois and North Carolina law. The relief sought consisted of unspecified damages. The Company counterclaimed alleging plaintiff’s copyrights and trademarks are unenforceable and/or invalid. In December 2003, the parties entered into a license agreement at a total cost of $3.5 million for which provides the Company the right to distribute a number of Monotype’s commercial fonts over a 5 year period. The Company recorded a charge of $500,000 in the third quarter of fiscal 2004 related to this license agreement to reflect an allocation of a portion of this costs to the alleged infringements in prior years. In conjunction with the license, the parties entered into a mutual release and all claims asserted by each party were dismissed with prejudice.

Commencing August 4, 2003, the Company filed suit against The SCO Group, Inc. (“SCO”) in the U.S. District Court for the District of Delaware (Civil Action No. 03-722 SLR) (the “Action”) seeking a declaratory

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

judgment that the Company is not infringing any of SCO’s intellectual property rights. In addition, the Company has asserted claims against SCO under Delaware and federal law, including deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, trade libel and violations of the Lanham Act. The Company contends that SCO has made false and misleading public statements alleging that software code, in which SCO claims to own copyrights and trade secrets, was misappropriated and incorporated into the Company’s product and has threatened legal action. On September 15, 2003, SCO filed a Motion to Dismiss contending, among other things, that there exists no actual controversy that would warrant the declaratory judgment the Company seeks. On April 6, 2004, the Court denied SCO’s Motion to Dismiss but stayed further action in the case pending the resolution of litigation pending in the U.S. District Court for the District of Utah between SCO and IBM. On April 20, 2004, Red Hat filed a Motion for Reconsideration contending that a stay based on the Utah case would be inappropriate and SCO has filed an opposition to that motion. That motion is now pending before the Court. At this early stage of the proceedings no assurance can be given as to the outcome.

In addition to the litigation described above, the Company experiences other routine litigation in the normal course of our business. The Company believes that the outcome of this routine litigation will not have a material adverse impact on its consolidated financial position or results of operations.

NOTE 19—Employee Benefit Plans

401(k) Plan

The Company provides a retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended (“IRC”). Participants may elect to contribute a portion of their annual compensation to the plan, after complying with certain limitations set by the IRC. Employees are eligible to participate in the plan if they are over 21 years of age. If, however, an employee was employed by the Company prior to February 1999, the 401(k) plan covers such employee regardless of age. The Company has the option to make contributions to the plan and contributed $277,000 to the plan for the year ended February 29, 2004. The Company did not make any contributions to the plan for the years ended February 28, 2003 or 2002.

Employee Stock Purchase Plan

In 1999, the Company’s stockholders approved the 1999 Employee Stock Purchase Plan (the “Plan”), under which 1,500,000 shares of the Company’s common stock could be sold to employees. All full-time U.S. and certain non-U.S. employees are eligible to participate in the Plan. The Plan provides that participants may authorize the Company to withhold up to 10% of their earnings, on a semi-annual basis, to purchase shares of stock at a price equal to the lesser of 85% of the fair value of the stock as of the first business day of the period or the last business day of the period. The Plan will terminate at the earlier of the date that all 1,500,000 shares have been sold or at June 2, 2009. During the years ended February 29, 2004, and February 28, 2003 and 2002, 230,358, 160,477 and 161,025 shares, respectively, of the Company’s common stock were sold under the Plan.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20—Unaudited Quarterly Results

	Year Ended February 29, 2004
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except per share data)
Subscription and services revenue:
Subscription:
Enterprise technologies	$23,944	$17,779	$14,918	$12,289
Retail	1,604	3,727	3,121	4,462
Embedded	309	466	490	646

Total subscription revenue	25,857	21,972	18,529	17,397
Services:
Enterprise technologies	9,691	9,887	9,147	9,039
Embedded development services	1,417	1,229	1,173	746

Total services revenue	11,108	11,116	10,320	9,785

Total subscription and services revenue	$36,965	$33,088	$28,849	$27,182
Gross profit	$27,941	$23,976	$20,868	$18,430
Income (loss) from continuing operations	$2,534	$1,500	$240	$(1,062)
Other income, net	$2,463	$2,645	$3,097	$2,581
Net income	$4,997	$4,145	$3,337	$1,519
Net income per common share (a):
Basic	$0.03	$0.02	$0.02	$0.01
Diluted	$0.03	$0.02	$0.02	$0.01
Weighted average shares outstanding:
Basic	178,847	173,996	172,127	171,146
Diluted	191,641	184,210	182,377	180,671

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended February 28, 2003
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except per share data)
Subscription and services revenue:
Subscription:
Enterprise technologies	$10,777	$6,987	$6,645	$6,029
Retail	2,845	5,461	2,941	3,586
Embedded	810	709	761	1,041

Total subscription revenue	14,432	13,157	10,347	10,656
Services:
Enterprise technologies	10,691	10,071	9,943	7,817
Embedded development services	768	1,050	945	1,049

Total services revenue	11,459	11,121	10,888	8,866

Total subscription and services revenue	$25,891	$24,278	$21,235	$19,522
Gross profit	$17,503	$16,090	$13,618	$12,253
Loss from continuing operations	$(2,358)	$(2,894)	$(4,699)	$(7,213)
Other income, net	$2,085	$3,108	$2,747	$2,886
Extraordinary item-loss on disposal of discontinued operations	—	—	—	$(261)
Net income (loss)	$(273)	$214	$(1,952)	$(4,588)
Basic income (loss) per common share (a):
Net income (loss) from continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.03)
Discontinued operations:
Extraordinary item-loss on disposal of discontinued operations	—	—	—	$(0.00)

Net income (loss)	$(0.00)	$0.00	$(0.01)	$(0.03)
Diluted income (loss) per common share (a):
Net income (loss) from continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.03)
Discontinued operations:
Extraordinary item-loss on disposal of discontinued operations	—	—	—	$(0.00)

Net income (loss)	$(0.00)	$0.00	$(0.01)	$(0.03)
Weighted average shares outstanding:
Basic	170,656	170,183	169,977	169,826
Diluted	170,656	178,268	169,977	169,826

(a)	Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per common share.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.    CONTROLS AND PROCEDURES

Controls Evaluation and Related CEO and CFO Certifications

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures”, (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) ( the “Disclosure Controls”) as of the end of the period covered by this Annual Report under the supervision with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO.

Attached as exhibits to this Annual Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls

Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of our internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of our quarterly controls evaluation.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual

Report. In the course of the controls evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of our management, including our CEO and CFO, concerning the effectiveness of the controls can be reported in our Quarterly Reports on Form 10-Q and to supplement our disclosures made in our Annual Report on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by other personnel in our Finance organization, as well as our independent auditors who evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements and not to provide assurance on our controls. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Among other matters, we also considered whether our evaluation identified any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, and whether we had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. This information was important both for the controls evaluation generally, and because item 5 in the certifications of the CEO and CFO requires that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent auditors. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions,” which are deficiencies in the design or operation of controls that could adversely affect our ability to record, process, summarize and report financial data in the financial statements. Auditing literature defines “material weakness” as a particularly serious reportable condition in which the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to address other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

Changes in Internal Control

No change in our internal control over financial reporting (as defined in Rules 13a-15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended February 29, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, in connection with the audit of our financial statements for the fiscal year ended February 29, 2004, by the Company’s independent auditors and their issuance of an unqualified opinion on our consolidated financial statements for the year ended February 29, 2004, the Company’s independent auditors informed the Audit Committee and management that it had identified a deficiency in our internal control structure that was considered a reportable condition, but not a “material weakness,” as defined under standards of the American Institute of Certified Public Accountants. The reportable condition related to the fact that while we had policies and procedures in place related to the review of all significant contracts to determine the appropriate accounting treatment for each element of these contracts, the Company’s independent auditors advised the Audit Committee and management of the need for more formal documented policies and procedures for reviewing significant contracts and more formal documentation of all the considerations and conclusions made by us as the result of the review of these significant contracts. In response, we have increased the level of formal documentation of our policies and procedures for reviewing significant contracts and the level of formal documentation of considerations made and conclusions reached as a result of this review.

Conclusions

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Annual Report, our Disclosure Controls were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms.

PART III

ITEM 10    Directors and Executive Officers

The following table sets forth for each of our Class I, Class II and Class III Directors and each of our executive officers, their present positions with us, and as of August 5, 2004, the date of the Annual Meeting of Stockholders, their ages:

Name	Age	Position
Matthew J. Szulik (1)	47	Chairman of the Board of Directors, President, Chief Executive Officer (Class II Director)
Joanne Rohde (1)	45	Executive Vice President Worldwide Operations
Kevin B. Thompson (1)	39	Executive Vice President, Chief Financial Officer and Treasurer
Paul J. Cormier (1)	47	Executive Vice President—Engineering
Mark H. Webbink (1)	53	Senior Vice President, General Counsel and Secretary
Alex Pinchev (1)	54	Executive Vice President, Worldwide Sales
Dr. W. Steve Albrecht (2)(3)	57	Class I Director
Dr. Marye Anne Fox (3)(4)	56	Class I Director
General H. Hugh Shelton, U.S. Army Retired (2)(4)	62	Class II Director
Eugene J. McDonald (2)(3)	72	Class II Director
William S. Kaiser (3)(4)	49	Class III Director
Robert F. Young	49	Class III Director

(1)	Our officers are elected annually by our Board of Directors and serve until the next Annual Meeting of our Board of Directors and until their respective successors are elected and qualified or until their earlier resignation or removal. Pursuant to our certificate of incorporation, our Board of Directors is divided into three classes. There are two directors currently serving in each of Class I and Class III. There are three directors currently serving in Class II. Each director serves for a three-year term, with one class of directors being elected at each Annual Meeting. The term of each Class II Director will expire at this Annual Meeting. All directors will hold office until their successors have been duly elected and qualified.
(2)	Member of Compensation Committee.
(3)	Member of Audit Committee.
(4)	Member of Nominating and Corporate Governance Committee.

Executive Officers

Matthew J. Szulik was elected Chairman of the Board of Directors in April 2002, and he has served as Chief Executive Officer since November 1999, as President since November 1998 and as a director since April 1999. Mr. Szulik also served as Chief Operating Officer from November 1998 to April 1999. From September 1997 to October 1998, Mr. Szulik served as President of Relativity Technologies, a computer software company. Prior to joining Relativity Technologies, Mr. Szulik served as an executive with Sapiens International and MapInfo Corp.

Joanne Rohde has served as Executive Vice President, Worldwide Operations since March 2004. From March 1999 until March of 2004, Mrs. Rohde was a managing director of UBS Investment Bank, a division of UBS AG where she served as Global Head, Investment Banking Information Technology and Chief Procurement Officer from 2002 until 2004.

Kevin B. Thompson has served as Executive Vice President since February 2001 and Chief Financial Officer since November 2000. From November 2000 to February 2001, Mr. Thompson served as Senior Vice President. From September 2000 to November 2000, Mr. Thompson served as Vice President—Operations. From

June 2000 until September 2000, Mr. Thompson was a Technology Partner with the international accounting firm of PricewaterhouseCoopers, LLP. Mr. Thompson joined PricewaterhouseCoopers in January 1998. From May 1988 to January 1998, Mr. Thompson was a Senior Manager with the international accounting firm of Andersen, LLP, formerly known as Arthur Andersen. Mr. Thompson is a certified public accountant.

Paul J. Cormier has served as Executive Vice President—Engineering since May 2001. From March 1999 to May 2001, Mr. Cormier served as Senior Vice President, Research and Development at BindView Development Corporation, a network management software company. From June 1998 to March 1999, Mr. Cormier served as Chief Technology Officer for Netect Internet Software Company, a network security vendor. From January 1996 to June 1998, Mr. Cormier served as Director of Engineering, Internet Security and Collaboration Product and then Senior Director of Software Product Development, Internet Security Products for AltaVista Internet Software, a web portal and internet services company.

Mark H. Webbink has served as Senior Vice President since February 2001, Secretary since July 2000, and General Counsel since May 2000. From September 1994 to April 2000, Mr. Webbink was an attorney with the law firm of Moore & Van Allen, PLLC where he practiced in the areas of licensing, intellectual property transactions, general corporate and trademarks, representing numerous technology companies. Effective June 2004, Mr. Webbink will change positions and become Deputy General Counsel – Intellectual Property and Public Policy.

Alex Pinchev has served as Red Hat’s Executive Vice President, Worldwide Sales and President, International Operations since April 2003. From June 2002 until December 2002, Mr. Pinchev served as Executive Vice President with MRO Software, Inc. Prior to that, Mr. Pinchev was the Chairman, CEO, President of MainControl, Inc., a technology infrastructure management software provider from July 1996 until MainControl, Inc. was acquired by MRO Software, Inc. Mr. Pinchev is on the advisory board of George Mason University.

Directors

Robert F. Young co-founded Red Hat and has served as a director since its inception. Mr. Young has also served as the Chief Executive Officer of Lulu, Inc. since March 2002. Mr. Young served as Chairman of the Board of Directors of Red Hat from November 1998 to April 2002. From November 1998 to November 1999, he served as our Chief Executive Officer. Mr. Young is also a director of Tucows, Inc. (NASDAQ:TCOW).

Eugene J. McDonald has served as Director of Red Hat since August 2000. Mr. McDonald serves as Executive Vice President and Investment Counsel to Duke University, and also serves as Principal and Chief Investment Officer of Quellos Private Capital Markets, LLC. He served as Founding President of Duke Management Company, the asset management division of the University from 1990-2000. Mr. McDonald has held several positions at Duke University in Durham, North Carolina since he joined in 1977 as University Counsel and Vice President. For six years, Mr. McDonald served as Executive Vice President of the university, discharging the responsibilities of Chief Financial Officer and Chief Non-Academic Administrative Officer. Prior to his tenure at Duke, Mr. McDonald served as an international business executive in London, a practicing attorney in San Francisco, and a faculty member at Georgetown University Law Center. He currently serves as a director of Incara Pharmaceuticals Corporation (NASDAQ:INCR), and on the Board of Key Bank’s Victory Funds.

Dr. Marye Anne Fox has served as a director since January 2002. Dr. Fox has been appointed to be the Chancellor of the University of California, San Diego effective as of August 16, 2004. Since August 1998, Dr. Fox has served as Chancellor of North Carolina State University. Prior to joining North Carolina State University, Dr. Fox served as the Vice President for Research at the University of Texas at Austin, where she also held the M. June and J. Virgil Waggoner Regents Chair in Chemistry, positions she held from 1994 and 1992, respectively. Dr. Fox is an elected member of the National Academy of Sciences and currently serves on the President’s Council of Advisors on Science and Technology and as a board member of the Microelectronics Center of North Carolina. Dr. Fox also serves on the board of directors of PPD, Inc. (NASDAQ:PPDI), a biotechnology development services company. Dr. Fox is also a director of W.R. Grace & Co. (NYSE:GRA) and Boston Scientific Corporation (NYSE:BSX).

William S. Kaiser has served as a director since September 1998. Mr. Kaiser has been employed by Greylock Management Corporation, a venture capital firm, since May 1986 and has been a general partner of the Greylock Limited Partnerships since January 1988.

Dr. W. Steve Albrecht has served as a director since April 2003. Dr. Albrecht serves as the Associate Dean of the Marriott School of Management and Arthur Andersen Professor at Brigham Young University. Prior to becoming Associate Dean, Dr. Albrecht served as the director of the School of Accountancy and Information Systems at Brigham Young University for eight years. Dr. Albrecht is a certified public accountant, a certified internal auditor and a certified fraud examiner. Dr. Albrecht is also on the board of directors of Cypress Semiconductor Corp. (NYSE:CY), SkyWest, Inc. (NASDAQ:SKYW), ICON Health and Fitness, Inc., a home fitness equipment manufacturer, and Bonneville International Corporation, an owner of radio and television stations.

General H. Hugh Shelton, U.S. Army (Retired) has served as a director since April 2003. General Shelton has been the President, International Operations, for M.I.C. Industries, an international manufacturing company since January 2002. General Shelton served as the 14th Chairman of the Joint Chiefs of Staff from October 1997 until September 2001. Prior to that, he served in the U.S. Army for 34 years as a specialist in airborne strategies and special operation tactics, including service as Commander in Chief of the U.S. Special Operations Command from 1996-1997. General Shelton also serves on the Board of Directors of Anheuser Busch Companies, Inc. (NYSE:BUD) and Anteon International Corp. (NYSE:ANT).

Audit Committee

The Board of Directors has determined that W. Steve Albrecht is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K. The standing audit committee of the Board of Directors consists of W. Steve Albrecht, Eugene McDonald, William Kaiser and Dr. Marye Anne Fox. The Board of Directors has determined that all of the members of the Audit Committee are independent as defined under the new rules of the Nasdaq Stock Market that become applicable to us on the date of our Annual Meeting of stockholders, including the independence requirements contemplated by Rule 10A-3 under the Exchange Act. In addition, all members of the Audit Committee are independent as defined by the rules of the Nasdaq Stock Market that apply to us until the date of our Annual Meeting of Stockholders.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of a registered class of our equity securities (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such persons are required by regulations of the SEC to furnish us with copies of all such filings. Based on our review of the copies of such filings received by us with respect to the fiscal year ended February 29, 2004, we believe that all filings required to be made by Reporting Persons in the fiscal year ended February 29, 2004, were timely made, with the following exceptions: Dr. Fox was granted an option to purchase 15,000 shares on July 31, 2003 which was reported on a Form 4 filed on August 15, 2003; Messrs. Kaiser and McDonald were each granted an option to purchase 10,000 shares on July 31, 2003 which were reported on Form 4s filed on October 22, 2003; Messrs. Thompson and Webbink were each granted an option on July 22, 2003 (100,000 shares for Mr. Thompson and 50,000 shares for Mr. Webbink) which were reported on Form 4s filed on August 21, 2003; and Mr. Wellman was granted an option to purchase 20,000 shares on July 31, 2003 which was reported on a Form 4 filed on August 13, 2004.

Code of Business Conduct and Ethics

We adopted a written Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the code on our website, which is located at www.redhat.com. In addition, we intend to post on our website all disclosures that are required by law or NASDAQ stock market listing standards concerning any amendments to, or waivers from, any provision of the code.

Director Candidates

The Board of Directors has a standing Nominating and Corporate Governance Committee. The members of the Nominating and Corporate Governance Committee are Dr. Fox, General Shelton and Mr. Kaiser. The process followed by the Nominating and Corporate Governance Committee to identify and evaluate director candidates includes requests to members of the Board of Directors and others for recommendations, meetings from time to time to evaluate biographical information and background material relating to potential candidates and interviews of selected candidates by members of the Committee and the Board.

In considering whether to recommend any particular candidate for inclusion in the Board’s slate of recommended director nominees, the Nominating and Corporate Governance Committee will apply the criteria set forth in our Corporate Governance Guidelines. These criteria include the candidate’s integrity, business acumen, knowledge of our business and industry, age, experience, diligence, conflicts of interest and the ability to act in the interests of all stockholders. In addition, any director who reaches the age of 75 while serving as a director will retire from the Board at the end of his or her term. The Committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee. We believe that the backgrounds and qualifications of our directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow the Board to fulfill its responsibilities.

Stockholders may recommend individuals to the Nominating and Corporate Governance Committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials and a statement as to whether the stockholder or group of stockholders making the recommendation has beneficially owned more than 5% of our common stock for at least a year as of the date such recommendation is made, to Nominating and Corporate Governance Committee, c/o Corporate Secretary. Assuming that appropriate biographical and background material has been provided on a timely basis, the Committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.

ITEM 11    Executive Compensation

The following table sets forth the annual and long-term compensation for each of the past three fiscal years of our (i) Chief Executive Officer (ii) each of our four most highly compensated executive officers who were serving as of February 29, 2004 and whose annual compensation exceeded $100,000, and (iii) two additional officers who were no longer serving as executive officers as of February 29, 2004, but for whom disclosure would have been provided if such persons were serving as executive officers on February 29, 2004 (collectively, the “Named Officers”).

Summary Compensation Table

	Annual Compensation(1)				Long-Term Compensation
Name and Principal Position	Fiscal Year		Salary ($)	Bonus ($)(2)	Restricted Stock Awards ($)	Securities Underlying Options (#)	All Other Compensation
Matthew J. Szulik President and Chief Executive Officer	2004 2003 2002		350,000 350,000 350,000	174,675 — 72,500	— — —	1,000,000 1,000,000 2,000,000	1,704 — —	(4)

Paul J. Cormier Executive Vice President— Engineering	2004 2003 2002		275,000 275,000 225,112	59,172 — 10,000	— — —	100,000 100,000 425,000	— —

Kevin B. Thompson Executive Vice President, Chief Financial Officer and Treasurer	2004 2003 2002		250,000 250,000 250,000	59,172 — 55,567	— — —	100,000 100,000 500,000	50,000 50,000 50,000

Alex Pinchev Executive Vice President, Worldwide Sales and President, International Operations	2004 2003 2002	(3) (3)	219,872 — —	51,516 — —	— — —	700,000	3,585	(4)

Timothy J. Buckley Former Executive Vice President and Chief Operating Officer	2004 2003 2002		188,500 250,000 250,000	71,006 — 30,000	— — —	— — —	20,192 — —	(5)

Mark H. Webbink Senior Vice President, General Counsel and Secretary	2004 2003 2002		185,000 185,000 185,000	33,582 — 25,875	— — —	50,000 50,000 225,000	2,189 — —	(4)

Anthony Moretto Vice President, Global Support Services	2004 2003 2002	(6)	190,000 142,400 —	22,485 20,000 —	— — —	50,000 200,000	1,432 50,000 —	(4) (6)

(1)	Excludes perquisites and other personal benefits, the aggregate annual amount of which for each officer was less than the lesser of $50,000 or 10% of the total salary and bonus reported.
(2)	Bonuses are reported in the year earned, even if actually paid in a subsequent year.
(3)	Not employed during that fiscal year.
(4)	401(k) matching our contribution.
(5)	Accrued vacation pay.
(6)	Relocation compensation

Option Grants in Last Fiscal Year

The following table sets forth grants of stock options granted during the fiscal year ended February 29, 2004 to the Named Officers.

Option Grants In Last Fiscal Year

	Individual Grants(1)						Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year(2)	Exercise or Base Price ($/Sh)		Market Price Per Share	Expiration Date	5%($)	10%($)
Matthew J. Szulik	500,000	11.79%	$6.70	(4)	$13.17	12/17/13	$7,375,000.00	$13,730,000.00
	500,000	11.79%	$0.50	(5)	$13.17	12/17/13	$10,475,000.00	$16,830,000.00

Paul Cormier	100,000	2.36%	$6.05		$6.05	01/21/13	$380,000.00	$964,000.00
	100,000	2.36%	$6.76		$6.76	07/22/13	$425,000.00	$1,077,000.00

Kevin Thompson	100,000	2.36%	$6.76		$6.76	07/22/13	$425,000.00	$1,077,000.00

Alex Pinchev	350,000	8.26%	$6.15		$6.15	04/23/13	$1,354,500.00	$3,430,000.00
	350,000	8.26%	$13.53		$13.53	11/07/13	$2,978,500.00	$7,546,000.00

Mark Webbink	50,000	1.18%	$6.76		$6.76	07/22/13	$212,500.00	$538,500.00

Anthony Moretto	50,000	1.18%	$13.53		$13.53	11/07/13	$425,500.00	$1,078,000.00

Timothy J. Buckley	—	—	—		—	—	—	—

(1)	Except as noted, stock options were granted under our 1999 Stock Option and Incentive Plan (the “1999 Plan”) at an exercise price equal to the fair market value of our common stock on the date of grant.
(2)	Represents all options granted to the individual during the fiscal year ended February 29, 2004 as a percentage of all options granted to employees during the fiscal year ended February 29, 2004.
(3)	Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on the market value of our common stock on the date of option grant over the term of the options. These numbers are calculated based on rules promulgated by the SEC and do not reflect our estimate of future stock price growth. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the timing of such exercise and the future performance of our common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.
(4)	Option to purchase 500,000 shares for $6.70 per share. Fair market value on the date of grant was $13.17, resulting in deferred compensation of $3,235,000 that is being amortized over the life of the option grant.
(5)	Option to purchase 500,000 shares for $0.50 per share issued pursuant to Restricted Stock Agreement. Fair market value on the date of grant was $13.17, resulting in deferred compensation of $6,335,000 that is being amortized over the life of the option grant.

Option Exercises and Fiscal Year-End Values

The following table sets forth information with respect to options to purchase our common stock granted to the Named Officers, including (i) the number of shares of common stock purchased upon exercise of options in the fiscal year ended February 29, 2004; (ii) the net value realized upon such exercise; (iii) the number of unexercised options outstanding at February 29, 2004; and (iv) the value of such unexercised options at February 29, 2004.

Aggregated Option Exercises In Last Fiscal Year

And Fiscal Year-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at February 29, 2004 (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at February 29, 2004 ($)(1) Exercisable/Unexercisable
Matthew J. Szulik	1,400,232	$26,759,729	3,819,907/1,625,001	$53,273,386/$27,135,000

Timothy J. Buckley	850,000	$8,343,750	174,999/0	0/0

Kevin B. Thompson	200,000	$791,358	368,750/406,250	$6,670,687/$7,349,062.50

Paul J. Cormier	80,000	$895,000	237,187/307,813	$4,290,713/$5,568,337

Alex Pinchev	—	—	0/700,000	$0/$5,775,000

Mark H. Webbink	102,000	$547,312	146,436/176,564	$1,037,914/$2,996,156

Anthony Moretto	35,000	$369,350	40,000/175,000	$506,000/$1,809,250

(1)	Amounts disclosed in this column do not reflect amounts actually received by the Named Executive Officers but are calculated based on the difference between the fair market value of our common stock on the date of exercise and the exercise price of the options. The Named Executive Officers will receive cash only if and when they sell the common stock issued upon exercise of the options, and the amount of cash received by such individuals is dependent on the price of our common stock at the time of such sale. Value is based on the difference between the option exercise price and the fair market value at February 29, 2004, the fiscal year-end ($18.09 per share as quoted on the NASDAQ National Market for February 27, 2004), multiplied by the number of shares underlying the option.

Compensation of Directors

In April 2004 the Board of Directors revised the compensation program for independent directors. Under the new compensation program, independent directors will receive both cash equity compensation. In addition, directors will continue to be reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors and for meetings of any committees of the Board of Directors on which they serve. Until August 5, 2004, cash compensation of current independent directors will continue to be limited to the following: The Chairman of the Audit Committee and the director designated as the Lead Director by the independent directors each are paid $10,000 per year in equal quarterly installments. Effective April 2004 for any newly elected independent directors and effective August 5, 2004, for all current independent directors, such independent directors will receive cash fees, paid in equal quarterly amounts, as follows:

•	Each independent director will receive an annual cash fee of $30,000 for board service;

•	the Lead Director will receive an additional annual cash fee of $20,000;

•	each independent director serving on a standing committee will receive an annual cash retainer of $10,000 (Audit Committee) or $5,000 (Compensation or Nominating Committee) for each standing committee on which they serve; and

•	each chair of a standing committee (other than the Lead Director if he/she also serves as a committee chair) will receive an annual cash fee of $20,000 (Audit Committee) or $10,000 (Compensation or Nominating Committee) for each standing committee on which they serve as chair.

In addition, directors may choose to defer all or a portion of their cash compensation into fully vested deferred stock units, which represent the right to receive shares of our common stock, at the earlier of (1) termination of the director’s board service or (2) a future date, at least one year following the date of issuance of the deferred stock unit, as designated by the director on or before the issuance of the deferred stock unit.

Independent directors are also eligible to receive equity compensation under Red Hat’s 1999 Stock Option and Incentive Plan and any successor plans. Until August 6, 2004, current independent directors will continue to those stock option grants set forth under the grant plan for non-employee directors in effect prior to April 2004. Under that program: (a) those independent directors re-elected at the 2004 Annual Meeting will receive options to purchase 20,000 shares of our common stock at the fair market value on the date of grant and vesting over a three-year period; and (b) those independent directors who have completed one year of service as of the 2004 Annual Meeting will receive options to purchase 10,000 shares of our common stock at the fair market value on the date of grant and vesting immediately. For all new independent directors elected after April 2004 and for all current independent directors continuing service after the 2004 Annual Meeting, such independent directors shall receive equity compensation under our then effective stock option plan as follows:

•	Upon initial election to the board, options to purchase 40,000 shares of our common stock at the fair market value on the date of grant and vesting over a three-year period; and

•	At the date of each annual stockholder’s meeting, for those independent directors who have completed at least 8 months of service, options to purchase 10,000 shares of our common stock at the fair market value on the date of grant and fully vested at the time of grant.

In addition, directors may choose to receive any portion of their equity compensation in the form of deferred stock units at the ratio of 35 deferred stock units for every 100 shares of options granted. The deferred stock units vest on the same terms as the underlying grant, and they may be converted into shares of our common stock at the earlier of (1) termination of the director’s board service or (2) a future date, at least one year following the date of issuance of the deferred stock unit but not before vesting, as designated by the director on or before the issuance of the deferred stock unit. The following table sets forth the options granted to non-employee directors during the fiscal year ended February 29, 2004.

Option Grants To Non-Employee Directors In Last Fiscal Year

Name	Type	No. of Shares	Exercise Price
Eugene J. McDonald	Annual	10,000	$6.32
William S. Kaiser	Annual	10,000	$6.32
F. Selby Wellman	Re-Election	20,000	$6.32
Marye Anne Fox	Re-Election	20,000	$6.32
W. Steve Albrecht	New Election	40,000	$6.15
H. Hugh Shelton	New Election	40,000	$6.15

Executive Employment Arrangements

Effective July 24, 2002, we entered into an Employment Agreement with Matthew J. Szulik, our Chief Executive Officer and President, which will remain in effect until terminated in accordance with the agreement. Mr. Szulik’s arrangement includes an annual salary of $350,000, subject to increase, annual incentive cash bonus equal to the greater of $200,000 or fifty percent of his salary as well as annual stock option awards of at least 500,000 shares which shall vest in equal amounts on a quarterly basis over a four year period following the date of grant. Upon a Change of Control (as defined in the agreement), all of Mr. Szulik’s stock options shall vest. The agreement also requires us to purchase a $1,000,000 term life insurance policy on behalf of Mr. Szulik. In the event of involuntary termination without Cause (as defined in the agreement) or voluntary termination with Good Reason (as defined in the agreement), we will pay Mr. Szulik’s base salary plus average bonus for a period of two years and any unvested options granted during the term of the agreement will continue to vest during the calendar year of Mr. Szulik’s termination. If the termination follows a Change of Control, then Mr. Szulik shall instead be entitled to receive a lump sum cash payment equal to three times the sum of the base salary plus an amount equal to the average annual bonus paid in the two previous years. In the event that compensation paid to Mr. Szulik by us is subject to tax imposed by Section 4999 of the Internal Revenue Code, we will increase the amount paid to cover such additional taxes.

Mr. Szulik is also a party to a restricted stock purchase agreement dated June 27, 2001, which provides for the forfeiture of purchase rights and/or Red Hat’s repurchase right as to any purchased but unvested shares upon his voluntary termination of employment. Under the restricted stock purchase agreement, the share restrictions lapse ratably over a period of two years. These shares are fully vested. In addition, on December 17, 2003, Mr. Szulik was granted a restricted stock grant under the same terms as the earlier restricted stock grant.

Kevin B. Thompson owes us $20,833 remaining on a $200,000 relocation advance made in 2001. The advance is non-interest bearing and is forgiven (a) ratably over four years provided Mr. Thompson remains in our employment or (b) immediately upon any termination of Mr. Thompson’s employment without cause.

On April 23, 2003, the Board of Directors adopted a policy with respect to accelerated vesting of options upon a change of control which applies to the Named Officers. Pursuant to this policy, in the event of a change of control involving us, any Named Officer who is terminated as a result of such change of control, either involuntarily or constructively, without cause within twelve months of the change of control, shall immediately vest in 100% of his/her remaining unvested options and such options shall be immediately exercisable, subject to any established trading window policy that may apply. This policy will supercede the terms of any written contract we have with any Named Officer to the extent that this policy provides a greater benefit to the Named Officer than the written contract.

Compensation Committee Interlocks and Insider Participation

The compensation committee of the Board of Directors is composed of the three outside and independent directors, as was the case during the fiscal year ended February 29, 2004. Compensation Committee members do not have any non-trivial professional, familial or financial relationship with our Chief Executive Officer or other executive officers, other than his directorship.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 29, 2004, the number of shares of our common stock authorized to be issued, the weighted average exercise price of such shares and the number of shares remaining available for future issuance, aggregated as follows: (i) all compensation plans previously approved by our stockholders and (ii) all compensation plans not previously approved by our stockholders and (iii) total of (i) and (ii).

Plan Category(1)	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	21,222,255	(2)	$7.5488	7,687,396	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	21,222,255	(2)	$7.5488	7,687,396	(3)

(1)	This table excludes an aggregate of 403,481 shares of our common stock with a weighted-average exercise price of $8.767 are issuable upon exercise of options issued under compensation plans of the following entities: Akopia, Inc., BlueCurve, Inc., C2Net Software, Inc., Cygnus Solutions, Inc., Planning Technologies, Inc., Sistina Software, Inc. and Wirespeed Communications Corporation (collectively, the “Acquired Companies”). We assumed these options in connection with the acquisition of the Acquired Companies. No additional shares of our common stock remain available for future issuance under the Acquired Companies’ compensation plans.
(2)	Consists of 18,697,065 shares of our common Stock issuable upon exercise of options outstanding under the 1999 Plan and 2,525,190 shares of our common Stock issuable upon exercise of options outstanding under our 1998 Stock Option Plan, as amended.
(3)	Consists of 6,777,745 shares of our common stock remaining available for future issuance under the 1999 Plan (excluding shares reflected in column (a)) and 909,651 shares of our common stock remaining available for issuance under the 1999 Employee Stock Purchase Plan, as amended on October 23, 2002.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of February 29, 2004 (unless otherwise indicated), certain information regarding beneficial ownership of our common stock (i) by each person who is known to beneficially own 5% of the outstanding common stock, (ii) by each of our directors, (iii) by each Named Officer and (iv) by all of our directors and executive officers as a group.

The number of shares of common stock beneficially owned by each 5% stockholder, director or executive officer is determined under rules of the SEC. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares of common stock which the individual had the right to acquire on or before April 29, 2004 through the exercise of options, and any reference in the footnotes to this table to shares subject to options refers only to options that are so exercisable. For purposes of computing the percentage of outstanding shares of common stock held by each person or entity, any shares which that person or entity had the right to acquire on or before April 29, 2004 are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. As of February 29, 2004, we had approximately 170,821,328 shares outstanding.

Name and Address (1)	Title(s)	Amount and Nature of Beneficial Ownership(2)	Percent of Common Stock Outstanding

FMR Corporation (3) 82 Devonshire Street Boston, MA 02109	5% Beneficial Owner	25,882,257	17.86%

Wellington Management Co., LLP (4) 75 State Street Boston, MA 02109	5% Beneficial Owner	13,837,959	8.81%

T. Rowe Price (5) 100 East Pratt Street Baltimore, MD 21202	5% Beneficial Owner	9,796,000	6.08%

Mazama Capital Management, Inc. (6) One S.W. Columbia, Suite 1500 Portland, OR 97258	5% Beneficial Owner	8,187,398	5.03%

Robert F. Young (7)	Director and 5% Beneficial Owner	9,270,377	5.74%

Matthew Szulik (8)	Chairman of the Board, President, and Chief Executive Officer	6,414,420	3.90%

Timothy J. Buckley (9) 4805 Wynneford Way Raleigh, NC 27614	Executive Vice President and Chief Operating Officer	174,999	*

William S. Kaiser (10)	Director	852,496	*

Anthony Moretto (11)	Vice President	52,499	*

Kevin B. Thompson (12)	Executive Vice President, Chief Financial Officer and Treasurer	393,000	*

Name and Address (1)	Title(s)	Amount and Nature of Beneficial Ownership(2)	Percent of Common Stock Outstanding

Alex Pinchev (13)	Executive Vice President, International Sales/Operations and President of the Red Hat International Division	87,500	*

Paul J. Cormier (14)	Executive Vice President—Engineering	243,437	*

Mark H. Webbink (15)	Senior Vice President, General Counsel, and Secretary	135,236	*

Eugene J. McDonald (16)	Director	76,666	*

Marye Anne Fox (17)	Director	33,124

Dr. W. Steve Albrecht (18)	Director	13,333

Gen. H. Hugh Shelton, U.S. Army Retired (19)	Director	13,333

All executive officers and directors as a group (13 persons) (20)		17,760,420	11.60%

*	Less than one percent of the outstanding common stock.
(1)	Unless otherwise indicated, the address for each beneficial owner is c/o Red Hat, Inc., 1801 Varsity Drive, Raleigh, North Carolina 27606.
(2)	The persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted in the footnotes below and subject to community property laws, if applicable. The inclusion herein of any shares of common stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.
(3)	Based on a Schedule 13G filed with the SEC on February 16, 2004.
(4)	Based on a Schedule 13G filed with the SEC on December 31, 2003.
(5)	Based on Schedule 13G filed with the SEC on February 13, 2004.
(6)	Based on Schedule 13G filed with the SEC on September 19, 2003.
(7)	Includes 3,063,718 shares held of record by Nancy Young, Mr. Young’s wife, 223,860 shares held of record by the Young Family Trust dated April 28, 1999 and 2,293,380 shares held of record by trusts for the benefit of Mr. Young’s children. Mr. Young disclaims beneficial ownership of these shares.
(8)	Includes 72,000 shares held of record by trusts for the benefit of Mr. Szulik’s children. Mr. Szulik disclaims beneficial ownership of these shares. Also includes 16,472 shares held of record by the Matthew J. Szulik GRAT dated May 26, 1999. Also includes 4,028,436 shares of common stock issuable upon exercise of stock options and restricted stock.
(9)	Includes 149,998 shares of common stock issuable upon exercise of stock options.
(10)	Includes 81,666 shares of common stock issuable upon exercise of stock options.
(11)	Includes 52,499 shares of common stock issuable upon exercise of stock options.
(12)	Includes 393,000 shares of common stock issuable upon exercise of stock options.
(13)	Includes 87,500 shares of common stock issuable upon exercise of stock options
(14)	Includes 243,437 shares of common stock issuable upon exercise of stock options.
(15)	Includes 134,249 shares of common stock issuable upon exercise of stock options.
(16)	Includes 76,666 shares of common stock issuable upon exercise of stock options.
(17)	Includes 33,124 shares of common stock issuable upon exercise of stock options.
(18)	Includes 13,333 shares of common stock issuable upon exercise of stock options.
(19)	Includes 13,333 shares of common stock issuable upon exercise of stock options
(20)	Includes 1,278,805 shares of common stock issuable upon exercise of stock options and 1,062,500 shares of common stock issuable upon exercise of restricted stock purchase rights.

ITEM 13.    Certain Relationships and Related Transactions

During fiscal year 2001, Kevin B. Thompson received a $200,000 relocation advance from us in connection with his employment as our Chief Financial Officer. The advance is non-interest bearing and is forgiven (a) ratably over four years provided Mr. Thompson remains in our employment or (b) immediately upon any termination of Mr. Thompson’s employment without cause. During the fiscal year 2004, $50,000 of this advance was forgiven. As of February 29, 2004, Mr. Thompson owed us $20,833 of this relocation expense.

ITEM 14.    Principal Accountant Fees and Services

The following table summarizes the fees of PricewaterhouseCoopers, LLP our independent auditor, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

Fee Category	Fiscal Year Ended February 29, 2004	Fiscal Year Ended February 29, 2003
Audit Fees (1)	$361,045	$293,000
Audit-Related Fees (2)	$319,275	$—
Tax Fees (3)	$750	$14,800
All Other Fees (4)	$—	$—

Total Fees	$681,070	$307,800

(1)	Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees.” These services relate to services provided in connection with (a) registration statements filed to register shares issued in acquisitions, (b) the Sistina acquisition, and (c) the $600 million convertible debt offering in January 2004.
(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to the preparation of original and amended tax returns, accounted for all of the total tax fees billed in 2003 and 2004.

Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent auditor. This policy generally provides that we will not engage our independent auditor to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to us by our independent auditor during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

The Audit Committee has also delegated to the chairman of the Audit Committee the authority to approve any audit or non-audit services to be provided to us by our independent auditor. The Audit Committee may delegate this pre-approval authority to other individual members of the Audit Committee from time to time. Any approval of services by a member of the Audit Committee pursuant to this delegated authority is reported on at the next meeting of the Audit Committee.

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

3.1

Third Amended and Restated Certificate of Incorporation, as amended, of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 (File no. 333-94775))

3.2	Amended and Restated By-laws, as amended, of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 (File no. 333-94775))

4.1	Specimen certificate representing the common stock of the registrant (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 (File no. 333-80051))

4.2	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-laws of the registrant defining the rights of holders of common stock of the registrant

4.3	Registration Rights Agreement, dated January 12, 2004, between the registrant and UBS Securities LLC

4.4

Indenture, dated as of January 12, 2004, by and between the registrant, as issuer, and U.S. Bank Trust N.A., as trustee, for the 0.50% Convertible Senior Debentures due 2024, including the form of 0.50% Convertible Senior Debentures due 2024 attached thereto as Exhibit A

10.1*	Red Hat, Inc. 1998 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 (File no. 333-80051))

10.2*	Red Hat, Inc. 1999 Stock Option and Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on June 27, 2003)

10.3*	Red Hat, Inc. 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-1 (File no. 333-80051))

Exhibit No.	Description of Exhibit

10.4

First Amended and Restated Investor Rights Agreement by and among the registrant and the Investors and Founders listed therein, dated as of February 25, 1999, as amended (incorporated by reference to Exhibit 10.7 to the registrant’s Registration Statement on Form S-1 (File no. 333-80051))

10.5*

Non-Qualified Stock Option Agreement by and between the registrant and Matthew Szulik (incorporated by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form
S-1 (File no. 333-80051))

10.6*

Incentive Stock Option Agreement by and between the registrant and Matthew Szulik (incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 (File no. 333-80051))

10.7*

Non-Qualified Stock Option Agreement by and between the registrant and Timothy Buckley (incorporated by reference to Exhibit 10.11 to the registrant’s Registration Statement on Form S-1 (File no. 333-80051))

10.8*

Incentive Stock Option Agreement by and between the registrant and Timothy Buckley (incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-1 (File no. 333-80051))

10.9	GNU General Public License (incorporated by reference to Exhibit 10.13 to the registrant’s Registration Statement on Form S-1 (File no. 333-80051))

10.10*

Employment Agreement by and between the registrant and Matthew Szulik dated July 24, 2002 (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K filed with the SEC on May 29, 2003)

10.11*

Restricted Stock Award Agreement by and between the registrant and Matthew Szulik dated June 27, 2001 (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K filed with the SEC on May 29, 2003)

10.12*	Restricted Stock Award Agreement by and between the registrant and Matthew Szulik dated December 17, 2003

21.1	Subsidiaries of Red Hat, Inc.

23.1	Consent of PricewaterhouseCoopers LLP

31.1

Certification of the registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of the registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 dated May 29, 2003

*	Indicates a management contract or compensatory plan, contract or arrangement

(b) Reports on Form 8-K:

On December 18, 2003, we filed a Current Report on Form 8-K with the SEC for the purpose of furnishing under Item 12 (Results of Operations and Financial Condition) a copy of our earnings release for the quarter ended November 30, 2003.

On December 18, 2003, we filed a Current Report on Form 8-K with the SEC under Item 5 (Other Events and Required FD Disclosure) announcing our merger with Sistina.

On January 6, 2004, we filed a Current Report on Form 8-K with the SEC under Items 2 (Acquisition or Disposition of Assets) and 7 (Financial Statements, Pro Forma Financial Information and Exhibits) announcing the closing of our merger with Sistina.

On January 6, 2004, we filed a Current Report on Form 8-K with the SEC under Item 5 (Other Events and Required FD Disclosure) announcing our intention to offer $400 million (plus up to an additional $80 million pursuant to an option granted to the initial purchaser) of convertible senior debentures due 2024 pursuant to Rule 144A under the Securities Act of 1933, as amended.

On January 7, 2004, we filed a Current Report on Form 8-K with the SEC under Item 5 (Other Events and Required FD Disclosure) announcing the pricing of $500 million aggregate principal amount of convertible senior debentures due 2024, to be sold pursuant to Rule 144A under the Securities Act of 1933, as amended (plus up to an additional $100 million pursuant to an option granted to the initial purchaser).

On January 9, 2004, we filed a Current Report on Form 8-K/A with the SEC under Item 5 (Other Events and Required FD Disclosure) to correct a typographical error in the Form 8-K filed on January 7, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

By:	/s/ MATTHEW J. SZULIK
Matthew J. Szulik President and Chief Executive Officer

Date: May 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW J. SZULIK Matthew J. Szulik	Chief Executive Officer, President and Chairman of the Board of Directors (principal executive officer)	May 14, 2004

/s/ KEVIN B. THOMPSON Kevin B. Thompson	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	May 14, 2004

/s/ ROBERT F. YOUNG Robert F. Young	Director	May 14, 2004

/s/ EUGENE MCDONALD Eugene McDonald	Director	May 14, 2004

/s/ WILLIAM S. KAISER William S. Kaiser	Director	May 14, 2004

/s/ MARYE ANNE FOX, PH.D. Marye Anne Fox, Ph. D.	Director	May 14, 2004

/s/ W. STEVE ALBRECHT W. Steve Albrecht	Director	May 14, 2004

/s/ HENRY HUGH SHELTON Henry Hugh Shelton	Director	May 14, 2004