Form 10-Q
period 2004-05-31
RED HAT INC
filed 2004-07-19
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .

Commission File Number: 000-26281

RED HAT, INC.

(Exact name of registrant as specified in its charter)

Delaware

(State or Other Jurisdiction of Incorporation or Organization)

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

As of May 31, 2004, there were 183,273,760 shares of common stock outstanding.

EXPLANATORY NOTE

We have included the restated unaudited balance sheets as of February 29, 2004 and May 31, 2004 and statements of operations and cash flows for the fiscal quarters ended May 31, 2004 and 2003, respectively in this Form 10-Q. The restatement in the unaudited financial statements relates to a change in accounting to correct our method of revenue recognition related to subscription agreements as is more fully described in Part I herein under “Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Item 1 of Part I in our consolidated unaudited financial statements and related notes, including, without limitation, in NOTE 3. In addition, as soon as practicable, we intend to file an amended Annual Report on Form 10-K/A for the fiscal year ended February 29, 2004 to restate our audited financial statements for the fiscal year ended February 29, 2004 and the fiscal years ended February 28, 2003 and 2002.

RED HAT, INC.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands – except share amounts)

	May 31, 2004	February 29, 2004
	(unaudited, restated)	(unaudited, restated)
ASSETS
Current assets:
Cash and cash equivalents	$191,356	$544,889
Investments in debt securities	38,806	63,712
Accounts receivable, net	34,639	38,346
Estimated earnings in excess of billings	5,620	4,326
Inventory	2,503	2,415
Prepaid expenses and other current assets	6,257	5,878

Total current assets	279,181	659,566

Property and equipment, net	30,764	29,448
Goodwill and identifiable intangibles, net	69,770	69,713
Investments in debt securities	734,316	332,783
Debt issue costs-convertible notes	14,446	15,103
Other assets, net	5,002	4,568

Total assets	$1,133,479	$1,111,181

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,417	$7,154
Accrued expenses	13,110	15,619
Deferred revenue	72,261	61,824
Current portion of capital lease obligations	896	898

Total current liabilities	92,684	85,495

Deferred lease credits	5,319	5,359
Long term deferred revenue	15,582	10,945
Capital lease obligations	263	538
Convertible notes	600,000	600,000
Commitments and contingencies	—	—
Stockholders’ equity:
Noncontrolling interest in subsidiary	332	359
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.0001 par value, 300,000,000 shares authorized, 185,411,660 and 183,803,289 shares issued, and 183,273,760 and 181,665,389 shares outstanding at May 31, 2004 and February 29, 2004, respectively	18	18
Additional paid-in capital	707,004	695,722
Deferred compensation	(8,005)	(9,294)
Accumulated deficit	(265,852)	(276,769)
Treasury stock, 2,137,900 shares at May 31, 2004 and February 29, 2004, respectively	(7,436)	(7,436)
Accumulated other comprehensive income (loss)	(6,430)	6,244

Total stockholders’ equity	419,631	408,844

Total liabilities and stockholders’ equity	$1,133,479	$1,111,181

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands - except per share amounts)

	Three Months Ended
	May 31, 2004	May 31, 2003
	(unaudited, restated)	(unaudited, restated)
Subscription and services revenue:
Subscription:
Enterprise technologies	$29,968	$11,872
Retail	375	3,821
Embedded	225	646

Total subscription revenue	30,568	16,339

Services:
Enterprise technologies	10,486	9,039
Embedded development services	710	746

Total services revenue	11,196	9,785

Total subscription and services revenue	41,764	26,124

Cost of subscription and services revenue:
Subscription:
Enterprise technologies and retail	1,913	2,604
Embedded	69	129

Total cost of subscription revenue	1,982	2,733

Services:
Enterprise technologies	5,486	4,865
Embedded development services	877	784

Total cost of services revenue	6,363	5,649

Total cost of subscription and services revenue	8,345	8,382

Gross profit enterprise technologies and retail	33,430	17,263
Gross profit (loss) embedded	(11)	479

Total gross profit	33,419	17,742

Operating expense:
Sales and marketing	13,114	8,536
Stock-based sales and marketing expense	108	124
Research and development	7,083	5,779
Stock-based research and development expense	192	240
General and administrative	6,624	4,059
Stock-based general and administrative expense	1,154	538

Total operating expense	28,275	19,276

Income (loss) from operations	5,144	(1,534)
Other income and expense, net	5,773	2,581

Net income	$10,917	$1,047

Net income per share:
Basic	$0.06	$0.01
Diluted	$0.06	$0.01

Weighted average shares outstanding:
Basic	182,482	171,146
Diluted	195,633	180,671

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	May 31, 2004	May 31, 2003
	(unaudited, restated)	(unaudited, restated)
Cash flows from operating activities:
Net income	$10,917	$1,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,306	1,374
Stock-based compensation expense	1,288	900
Earnings in noncontrolling interest in subsidiary	(27)	27
Provision for doubtful accounts	748	409
Amortization of debt issue costs	657	—
Other	3	15
Changes in operating assets and liabilities:
Accounts receivable and estimated earnings in excess of billings	2,149	(1,762)
Inventory	(90)	(389)
Prepaid expenses	(373)	(327)
Intangibles and other assets	(651)	(3)
Accounts payable	(737)	(2,827)
Accrued expenses	(568)	(443)
Deferred revenue	15,535	7,389
Deferred lease credits	(40)	94

Net cash provided by operating activities	31,117	5,504

Cash flows from investing activities:
Purchase of investment securities	(445,127)	(55,446)
Proceeds from sales and maturities of investment securities	56,115	48,940
Purchase of property and equipment	(5,368)	(1,493)

Net cash used in investing activities	(394,380)	(7,999)

Cash flows from financing activities:
Proceeds from short term notes payable	—	21,957
Repayments of short term notes payable	—	(21,971)
Proceeds from issuance of common stock under Employee Stock Purchase Plan	872	422
Proceeds from exercise of common stock options	10,410	1,595
Payments on capital lease obligations	(248)	(367)

Net cash provided by financing activities	11,034	1,636

Effect of foreign currency exchange rates on cash and cash equivalents	(1,304)	596
Net decrease in cash and cash equivalents	(353,533)	(263)
Cash and cash equivalents at beginning of the period	544,889	45,250

Cash and cash equivalents at end of period	$191,356	$44,987

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1-Organization

Red Hat, Inc. is incorporated in Delaware. Red Hat, Inc. together with its subsidiaries (“Red Hat” or the “Company”) is the recognized global technology leader in providing an enterprise operating system and related management services based on open source technology for the information technology infrastructure of large enterprises. The Company applies its technology leadership to create its enterprise operating system, Red Hat Enterprise Linux, and related layered infrastructure technology solutions, based on open source technology. The Company’s enterprise solutions are intended to have the functionality requirements and performance demands of the large enterprise and the third-party computer hardware and software applications that are critical to the large enterprise. In April 2002, the Company launched the first in a line of Red Hat Enterprise Linux solutions for large enterprise customers, Red Hat Enterprise Linux AS. Red Hat Enterprise Linux AS was available for shipment in May 2002. Red Hat Enterprise Linux AS was developed to compete with proprietary Unix and Windows 2000 as the primary operating platform for applications in the middle tier and data center of the information technology infrastructure of large enterprises. In March 2003, the Company launched three additional technology solutions in the Red Hat Enterprise Linux line: Red Hat Enterprise Linux ES, Red Hat Enterprise Linux WS and Red Hat Network. Red Hat Enterprise Linux ES and WS broaden the areas of the information technology infrastructure to which the Company’s enterprise operating platforms are relevant. The Company provides the chief information officers of the largest companies in the world with the choice of a Red Hat Enterprise Linux operating platform for all application areas including the technical/developer workstation, edge of the network applications, the middle tier of the information technology infrastructure (applications such as database, ERP and large file systems) and the data center. Red Hat Network provides an integrated management service that allows Red Hat Enterprise Linux technologies to be updated and configured, and the performance of these technologies to be monitored in an automated fashion. These technology solutions, and the enterprise technology and systems management offerings that will follow them, reflect the Company’s commitment to provide an enterprise-wide infrastructure platform based on open source technology.

NOTE 2 - Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the quarter ended May 31, 2004 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals and adjustments necessary to reflect the restatement discussed in NOTE 3) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. The unaudited consolidated balance sheet at February 29, 2004 included herein has been restated to reflect accounting for the revenue from subscription agreements over the term of each particular subscription agreement, beginning on the commencement date of the contractual period. (See NOTE 3). The consolidated balance sheet at February 29, 2004 included herein includes all presently known adjustments resulting from the restatement however, the balance sheet is presented as unaudited pending the completion of our analysis of the restatement and the completion of audit procedures by our independent accountants. Operating results for the three month period ended May 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2005. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations for interim reporting of the SEC.

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

Inventory

The costs incurred for duplicating the computer software, documentation, and training materials sold by the Company from the product masters and costs of packaging these products for distribution are capitalized as inventory at the lower of cost or market using the weighted average method and amortized to the cost of sales ratably over the subscription period. The Company periodically evaluates the realizability of inventory based on planned release dates of product and training updates and records a reserve for obsolescence when necessary. The reserve for inventory obsolescence was approximately $0.3 million and $0.2 million at May 31, 2004 and February 29, 2004, respectively.

Debt Issue Costs

The costs related to the issuance of the convertible debt offering which was closed on January 13, 2004 were capitalized and will be amortized to interest expense using the effective interest rate method over the life of the related debt. Issuance cost for the convertible debt offering totaled $15.5 million and primarily consisted of investment banker fees, legal and other professional fees. Amortization expense, which is included in interest and other expense, was $0.8 million for the three months ended May 31, 2004.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions than previous authoritative accounting guidance. An impairment loss is recognized when the net book value of assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. Impairment losses are measured as the amount by which the book value exceeds the fair value of the assets. The Company had no impairments of its long lived assets in fiscal 2004 or the quarter ended May 31, 2004.

Deferred Commissions

Deferred commissions are the incremental costs that are directly associated with noncancelable subscription contracts with customers and consist of sales commissions paid to the Company’s sales force. The commissions are deferred and amortized over the noncancelable terms of the related customer contracts, which are typically twelve months. The commission payments are paid in full subsequent to the month in which the customer’s service commences. The deferred commission amounts are recoverable through the future revenue streams under the noncancelable customer contracts. The Company believes this is the preferable method of accounting as the commission charges are so closely related to the revenue from the noncancelable customer contracts that they should be recorded as an asset and charged to expense over the same period that the subscription revenue is recognized. In addition, the Company has the ability and intent under the commission plans with its sales force to recover commission previously paid to its sales force in the event that customers breach the terms of their subscription agreements and do not pay fully for their subscription agreements. Amortization of deferred commissions is included in sales and marketing expense in the accompanying consolidated statements of operations. Deferred commissions are included in prepaid expenses and other current assets on the accompanying consolidated balance sheet.

Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by SOP 98-4 and SOP 98-9, and Staff Accounting Bulletin No. 101 (“SAB 101”), as amended by Staff Accounting Bulletin No. 104. The Company establishes persuasive evidence of an arrangement for each type of revenue based on either a signed contract with the end customer, a click-through contract on the Company’s website, whereby the customer agrees to the Company’s standard subscription terms, signed distribution contracts with OEM’s and other resellers, or, in the case of individual training seats, through receipt of payment which indicates acceptance of the Company’s training agreement terms.

Subscription Revenue

Subscription revenue is comprised of enterprise, retail and embedded revenues. An account receivable and deferred revenue are recorded at the time a customer enters into a binding agreement for the purchase of a subscription and subscription services are made available to the customer. The deferred revenue amount is amortized to income as discussed below. See NOTE 3 for additional discussion of subscription revenue.

Enterprise subscription revenue is comprised primarily of revenue from sales of Red Hat Enterprise Linux technology solutions, however, through April 2004, the Company also generated enterprise subscription revenue from sales of Red Hat Linux and related software development tools. During fiscal 2003, the Company released the first version of its Red Hat Enterprise Linux offerings, Red Hat Enterprise Linux AS. In March 2003, two additional versions of Red Hat Enterprise Linux were released, Red Hat Enterprise Linux ES and WS. Red Hat Enterprise Linux (“RHEL”) products are offered with either one or three year base subscription periods; the substantial majority of our subscriptions have one-year terms. These technologies are sold under a subscription agreement with, generally specified one or three year renewal rates. The base subscription entitles the end user to the technology itself and post customer support services (“PCS”) consisting of security errata, updates to the technology, upgrades to new versions of RHEL on a when and if available basis during the term of the subscription. The Company sells Red Hat Enterprise Linux through four channels: distribution, direct sales, original equipment manufacturers (“OEM’s”) and the web. The Company recognizes the revenue from the sale of our Red Hat Enterprise Linux offerings ratably over the period of the subscription beginning on the commencement date of the subscription agreement. Accounts receivable and deferred revenue balances are recognized at the time a customer has entered into a binding agreement with the Company and the Company has the right to bill the customer under the terms of each particular agreement. The Company does not sell the RHEL technology or the components of the PCS that are included in the subscription on a stand alone basis.

Subscription arrangements with large enterprise customers often have contracts with multiple elements (e.g., software technology, maintenance, training, consulting and other services). The Company allocates revenue to each element of the arrangement based on objective evidence of its fair value. The fair value of the Red Hat Enterprise Linux component of multiple element arrangements is supported by specific annual renewal rates in the individual customers’ contracts and significant historical evidence that the Company’s customers regularly renew their subscriptions to Red Hat Enterprise Linux at the rates stated in the subscription agreement upon expiration of the original subscription term. In addition, in the majority of our sales transactions, the Company sells Red Hat Enterprise Linux on a stand alone basis which provides further evidence of fair value. The fair value of other service elements in multiple element arrangements is created by either (i) providing the customer with the ability during the term of the arrangement to purchase additional services at the same rate paid for the services included in the initial agreement or (ii) selling the services on a stand-alone basis at rates that are the same as those provided in the multiple element arrangement. The services offered by the Company as part of these multiple element arrangements also meet all of the requirements set forth in SOP 97-2 to allow for these services to be accounted for separately. Enterprise subscription revenue also includes revenue from a few large Unix to Linux migration arrangements that were sold prior to the release of Red Hat Enterprise Linux in May 2002. Revenue from these pre- Red Hat Enterprise Linux arrangements has generally been recognized ratably over the term of the arrangement as no pattern of performance is sufficiently discernible to allow for other than ratable recognition. These arrangements lapsed in or prior to the second quarter of fiscal 2004. Upon maturity, these customers purchased subscriptions to Red Hat Enterprise Linux.

In addition, the Company’s enterprise subscription revenue is partially derived from sales of its Red Hat Network offerings. Red Hat Network is a Company hosted internet-based set of services to assure the security, availability and reliability of all of the Company’s Red Hat software solutions hosted by us. Red Hat Network may be subscribed to at the time of and in addition to one of the Company’s Red Hat Enterprise Linux offerings or on a stand alone basis. Revenues are recognized ratably over the term of the subscription beginning not before the commencement date of the subscription.

Through the Company’s retail distributors, the Company has historically sold Red Hat Linux consumer products. The retail product is currently offered in one version: Red Hat Professional Workstation. During fiscal 2004, Red Hat sold two different versions of Red Hat Linux (9 and Professional Workstation). In accordance with SOP 97-2, the revenue associated with products whose subscription period is 30 days or less is recognized immediately because the cost to the Company associated with such subscriptions is de minimis. For retail products whose subscription period for support services is greater than 30 days, the Company recognizes the revenue ratably over the period that the subscription services are provided beginning on the estimated date of purchase by the end user. A reserve for sales returns is recognized for sales of retail software products to distributors, who have a right of return, based on the Company’s historical experience of sell-through to the end user by the distributor. The predominant portion of the Company’s retail distribution agreements provide that distributors only have 90 days from date of original shipment to return unsold product. Because the Company is able to estimate returns with a reasonable degree of accuracy, the fee is fixed and determinable, collection of the resulting receivable is probable and product returns are estimable at the time its retail products sell into the retailer, the Company recognizes revenues from sales of retail products with subscription periods less than 30 days upon shipment to the distributor. The Company’s retail customers do not receive the right to future upgrades or new versions of its technology.

Embedded subscription consists of revenue for technical support and maintenance services provided pursuant to software compiling, debugging, and optimization agreements. Revenue is recognized ratably over the term of the agreement, which is typically 12 months.

Services Revenue

Services revenue is comprised of enterprise technology services and embedded development. Enterprise technology services are comprised of revenue for enterprise consulting and engineering services, and customer training and education. Enterprise technology services are provided under agreements where customers pay the Company on a fixed fee or hourly basis to assist in the deployment of enterprise technologies. Enterprise technology engineering services represent revenues earned under fixed fee arrangements with our OEM partners to add functionality to our Red Hat Enterprise Linux line of technologies. Revenues under hourly arrangements are recognized as work is performed. Revenues under fixed fee arrangements are recognized either on a proportional performance basis (i.e., if the arrangement involves the delivery of software which includes significant production, customization and modification) or upon passage of time dependent upon the terms of each individual engagement. Revenue from customer training and education is recognized as the services are performed.

Embedded development services are contracts for software compiling, debugging, and optimization. Revenue is recognized on the proportional performance method, provided that the Company has the ability to make reliable estimates of future performance requirements, the fee for such services is fixed and determinable and collection of the resulting receivable is probable.

Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the market value per share of the Company’s common stock on the grant date. When the exercise price is less than market value, deferred compensation is recorded for the difference and is amortized to compensation expense over the vesting period of the stock option.

SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of FASB Statement No. 123” (SFAS 148”), requires the Company to disclose pro forma information regarding stock option grants issued to its employees. SFAS 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company’s Consolidated Statement of Operations because APB 25 specifies that no compensation charge arises when the exercise price of employees’ stock options equals the market value of the underlying stock at the grant date, as in the case of options granted to the Company’s employees. The fair value of options was estimated using the following assumptions for the three months ended May 31, 2004 and 2003:

	Three Months Ended May 31, 2004	Three Months Ended May 31, 2003
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	3.80%	2.27%
Expected volatility	89.27%	95.12%
Expected life (in years)	5	5

The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock based employee compensation (in thousands, except per share data):

	Three Months Ended May 31, 2004 (unaudited, restated)	Three Months Ended May 31, 2003 (unaudited, restated)
Net income, as reported	$10,917	$1,047
Add: Recognized stock-based compensation expense for options	1,454	902
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(14,255)	(21,631)

Pro forma net loss	$(1,884)	$(19,682)

Earnings per share data:

Basic – as reported	$0.06	$0.01

Basic – proforma	$(0.01)	$(0.12)

Diluted – as reported	$0.06	$0.01

Diluted – pro forma	$(0.01)	$(0.11)

The weighted average estimated fair value of employee stock options granted was $15.87 and $6.15 per share during the three months ended May 31, 2004 and 2003, respectively.

Deferred Taxes

The Company accounts for income taxes using the liability method that requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of the Company’s assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. Historically, the Company has recorded a valuation allowance to fully reserve for the benefit of its deferred tax assets due to uncertainty of realization of these deferred tax assets. However, as the Company achieved profitability during fiscal 2004, it is likely that all or a portion of the valuation allowance will be reversed in future periods. After the date on which the valuation allowance is fully reversed, the Company will begin to recognize a tax provision on a quarterly basis.

Net Income Per Common Share

The Company computes net income per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” (“SFAS 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net income per common share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income per common share (“Diluted EPS”) is computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options.

Segment Reporting

The Company identifies its operating segments primarily based on differences in the nature of its products and services and identifies segments based on geographic location. The Company’s operating segments are enterprise and embedded. These segments reflect the Company’s primary focus, sales of Red Hat Enterprise Linux and Red Hat Network subscriptions to large enterprises, and the fact that management has decided to maintain a small but strategic presence in the embedded systems market. Retail subscription revenue is included in the enterprise segment because results of retail subscription sales are not reviewed on a disaggregated basis from the Company’s other enterprise subscriptions. Performance of these segments is evaluated based on their respective gross profit margins as disclosed in the Company’s Consolidated Statements of Operations.

The Company’s enterprise segment principally relates to the sale of Red Hat software subscriptions or support services/subscriptions for enterprise customers using Red Hat software. All Red Hat enterprise products are infrastructure technologies. Red Hat’s enterprise services are provided in support of the enterprise software that the Company distributes.

The Company’s embedded segment was created in January 2000 when the Company merged with Cygnus Solutions, Inc. (“Cygnus”). The Cygnus business was based on providing service and support primarily related to embedded devices. This business continues to target a unique subset of customers that are separate and distinct from the Company’s enterprise customers, employs dedicated resources and is managed by a separate team. The Company is beginning to see interest in subscription based technology offerings in the embedded market. In future periods, the Company expects a larger percentage of its revenues in the embedded segment to be subscription based. Results of this segment are regularly reviewed separately from the Company’s enterprise products for the purpose of allocating resources and assessing performance.

The Company evaluates its assets on a consolidated basis only. Accordingly, no information has been provided and no allocations have been made related to segment assets.

The Company has international sales offices in the United Kingdom, France, Italy, Ireland, Germany, Hong Kong, Korea, Australia and Japan. The Company manages its international business on a Europe-wide and Asia Pacific-wide basis. The following disclosure aggregates individually immaterial international operations and separately discloses the significant international operations at and for the three months ended May 31, 2004 and 2003 (in thousands):

	North America	Europe	Asia Pacific and Japan	Total
	Three Months Ended May 31, 2004 (unaudited, restated)
Revenue from unaffiliated customers	$28,445	$7,161	$6,158	$41,764
Net income	$11,072	$(631)	$476	$10,917
Total assets	$1,083,964	$26,282	$23,233	$1,133,479

	Three Months Ended May 31, 2003 (unaudited, restated)
Revenue from unaffiliated customers	$18,160	$5,545	$2,419	$26,124
Net income (loss)	$(356)	$1,349	$54	$1,047
Total assets	$380,579	$13,687	$7,185	$401,451

NOTE 3-Restatement of Financial Statements

The Company’s previously issued financial statements for the quarter ended May 31, 2003 have been restated to correct its method of accounting for subscription agreements. Historically, the Company has recognized revenue for subscription agreements on a monthly basis, meaning that for a one-year subscription, one-twelfth of the subscription revenue was recognized in the calendar month of commencement of the subscription and the remaining revenue was recognized over the next 11 calendar months. In the first quarter of fiscal 2005, the Company began to recognize revenue ratably over the period of each particular subscription agreement, beginning not before the initiation date of the contractual period. The effect of the change in method of recognizing subscription revenues on our previously reported financial statements is to defer a portion of the revenue that had been previously recognized in the month of commencement of a subscription to the final month of the subscription term. This change resulted in a decrease to enterprise subscription revenue for the quarter ended May 31, 2003 of $0.4 million and a decrease in retail subscription revenues of $0.6 million. In addition to the adjustment to revenue, the Company recorded a decrease to cost of enterprise technologies and retail subscription revenue of $0.4 million in order to match the incremental direct costs of our enterprise technologies with the related revenue now being deferred. Sales and marketing expense was also reduced by $0.2 million to adjust for the deferral of sales commissions associated with the revenue now being deferred. Corresponding adjustments were made to the balance sheet as of May 31, 2003. The following is a summary of changes to selected consolidated financial data as a result of these restatements for the three months ended May 31, 2004 and 2003 and as at May 31, 2004 (in thousands):

	Three Months Ended May 31, 2003	Adjustments	Three Months Ended May 31, 2003
	Unaudited, As Reported		Unaudited, Restated
Statement of Operations Data

Subscription and services revenue:
Subscription:
Enterprise technologies	$12,289	$(417)	$11,872
Retail	4,462	(641)	3,821
Embedded	646	—	646

Total subscription revenue	17,397	(1,058)	16,339

Services:
Enterprise technologies	9,039	—	9,039
Embedded development services	746	—	746

Total services revenue	9,785	—	9,785

Total subscription and services revenue	27,182	(1,058)	26,124

Cost of subscription and services revenue:
Subscription:
Enterprise technologies and retail	2,974	(370)	2,604
Embedded	129	—	129

Total cost of subscription revenue	3,103	(370)	2,733

Services:
Enterprise technologies	4,865	—	4,865
Embedded development services	784	—	784

Total cost of services revenue	5,649	—	5,649

Total cost of subscription and services revenue	8,752	(370)	8,382

Gross profit enterprise technologies and retail	17,951	(688)	17,263
Gross profit (loss) embedded	479	—	479

Gross profit on enterprise technologies, retail and embedded revenue	18,430	(688)	17,742
Operating expense:
Sales and marketing	8,752	(216)	8,536
Stock-based sales and marketing expense	124	—	124
Research and development	5,779	—	5,779
Stock-based research and development expense	240	—	240
General and administrative	4,059	—	4,059
Stock-based general and administrative expense	538	—	538

Total operating expense	19,492	(216)	19,276

Income (loss) from operations	(1,062)	(472)	(1,534)
Other income and expense, net	2,581	—	2,581

Net income	$1,519	$(472)	$1,047

Basic Net Income Per Common Share	$0.01		$0.01
Diluted Net Income Per Common Share	$0.01		$0.01

Weighted average shares outstanding
Basic	171,146		171,146
Diluted	180,671		180,671

	May 31, 2003 Unaudited, Reported	Adjustments	May 31, 2003 Unaudited, Restated
ASSETS

Current assets:
Cash and cash equivalents	$44,987	$—	$44,987
Investments in debt securities	34,955	—	34,955
Accounts receivable, net	18,105	—	18,105
Estimated earnings in excess of billings	7,656	—	7,656
Inventory	818	786	1,604
Prepaid expenses and other current assets	4,748	281	5,029

Total current assets	111,269	1,067	112,336
Property and equipment, net	23,975	—	23,975
Goodwill and identifiable intangibles, net	40,919	—	40,919
Investments in debt securities	220,064	—	220,064
Debt issue costs-convertible notes	—	—	—
Other assets, net	4,247	—	4,247

Total assets	$400,474	$1,067	$401,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,493	$—	$3,493
Accrued expenses	7,150	—	7,150
Deferred revenue	24,110	1,636	25,746
Short term payable	15,009	—	15,009
Current portion of capital lease obligations	1,240	—	1,240

Total current liabilities	51,002	1,636	52,638
Deferred lease credits	5,476	—	5,476
Long term deferred revenue	—	—	—
Capital lease obligations	1,106	—	1,106
Convertible notes	—	—	—
Commitments and contingencies	—	—	—
Stockholders’ equity:
Noncontrolling interest in subsidiary	143	—	143
Preferred stock	—	—	—
Common stock	17	—	17
Additional paid-in capital	632,813	—	632,813
Deferred compensation	(1,501)	—	(1,501)
Accumulated deficit	(288,898)	(569)	(289,467)
Treasury stock	(7,436)	—	(7,436)
Accumulated other comprehensive income (loss)	7,752	—	7,752

Total stockholders’ equity	342,890	(569)	342,321

Total liabilities and stockholders’ equity	$400,474	$1,067	$401,541

	Three Months Ended May 31, 2004	Adjustments	Three Months Ended May 31, 2004
	Unaudited, As Reported		Unaudited, Restated
Statement of Operations Data

Subscription and services revenue:
Subscription:
Enterprise technologies	$29,868	$100	$29,968
Retail	326	49	375
Embedded	225	—	225

Total subscription revenue	30,419	149	30,568

Services:
Enterprise technologies	10,486	—	10,486
Embedded development services	710	—	710

Total services revenue	11,196	—	11,196

Total subscription and services revenue	41,615	149	41,764

Cost of subscription and services revenue:
Subscription:
Enterprise technologies and retail	2,023	(110)	1,913
Embedded	69	—	69

Total cost of subscription revenue	2,092	(110)	1,982

Services:
Enterprise technologies	5,486	—	5,486
Embedded development services	877	—	877

Total cost of services revenue	6,363	—	6,363

Total cost of subscription and services revenue	8,455	(110)	8,345

Gross profit enterprise technologies and retail	33,171	259	33,430
Gross profit (loss) embedded	(11)	—	(11)

Gross profit on enterprise technologies, retail and embedded revenue	33,160	259	33,419
Operating expense:
Sales and marketing	13,098	16	13,114
Stock-based sales and marketing expense	108	—	108
Research and development	7,083	—	7,083
Stock-based research and development expense	192	—	192
General and administrative	6,624	—	6,624
Stock-based general and administrative expense	1,154	—	1,154

Total operating expense	28,259	16	28,275

Income (loss) from operations	4,901	243	5,144
Other income and expense, net	5,773	—	5,773

Net income	$10,674	$243	$10,917

Basic Net Income Per Common Share	$0.05		$0.06
Diluted Net Income Per Common Share	$0.05		$0.06

Weighted average shares outstanding
Basic	182,482		182,482
Diluted	195,633		195,633

	May 31, 2004 Unaudited, Reported	Adjustments	May 31, 2004 Unaudited, Restated
ASSETS

Current assets:
Cash and cash equivalents	$191,356	$—	$191,356
Investments in debt securities	38,806	—	38,806
Accounts receivable, net	34,639	—	34,639
Estimated earnings in excess of billings	5,620	—	5,620
Inventory	1,044	1,459	2,503
Prepaid expenses and other current assets	6,060	197	6,257

Total current assets	277,525	1,656	279,181
Property and equipment, net	30,764	—	30,764
Goodwill and identifiable intangibles, net	69,770	—	69,770
Investments in debt securities	734,316	—	734,316
Debt issue costs-convertible notes	14,446	—	14,446
Other assets, net	5,002	—	5,002

Total assets	$1,131,823	$1,656	$1,133,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,417	$—	$6,417
Accrued expenses	13,110	—	13,110
Deferred revenue	70,950	1,311	72,261
Short term payable	—	—	—
Current portion of capital lease obligations	896	—	896

Total current liabilities	91,373	1,311	92,684
Deferred lease credits	5,319	—	5,319
Long term deferred revenue	15,117	465	15,582
Capital lease obligations	263	—	263
Convertible notes	600,000	—	600,000
Commitments and contingencies	—	—	—
Stockholders’ equity:
Noncontrolling interest in subsidiary	332	—	332
Preferred stock	—	—	—
Common stock	18	—	18
Additional paid-in capital	707,004	—	707,004
Deferred compensation	(8,005)	—	(8,005)
Accumulated deficit	(265,732)	(120)	(265,852)
Treasury stock	(7,436)	—	(7,436)
Accumulated other comprehensive income (loss)	(6,430)	—	(6,430)

Total stockholders’ equity	419,751	(120)	419,631

Total liabilities and stockholders’ equity	$1,131,823	$1,656	$1,133,479

As soon as practicable, the Company intends to file an amended Annual Report on Form 10-K/A for the fiscal year ended February 29, 2004 to restate its audited financial statements for the fiscal year ended February 29, 2004 and the fiscal years ended February 28, 2003 and 2002.

NOTE 4-Comprehensive Income

The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income for the three months ended May 31, 2004 and 2003 was as follows (in thousands):

	Three Months Ended May 31, 2004 (unaudited, restated)	Three Months Ended May 31, 2003 (unaudited, restated)

Comprehensive income:
Net income	$10,917	$1,047
Foreign currency translation adjustments	(294)	570
Unrealized gains (losses) on marketable securities	(12,385)	1,423

Total comprehensive income (loss), net of taxes	$(1,762)	$3,040

As of May 31, 2004 and February 29, 2004 the Company holds investments in debt securities with an unrealized gain (loss) of $(7.0) million and $5.4 million, respectively.

NOTE 5-Supplemental Reconciliation of Change in Total Cash and Investments in Debt Securities

The following table presents a supplemental reconciliation of change in total cash and investments in debt securities for the three months ended May 31, 2004 and 2003, respectively (in thousands).

	Three Months Ended
	May 31, 2004	May 31, 2003
	(unaudited, restated)	(unaudited, restated)
Net income	$10,917	$1,047
Non-cash expenses	4,975	2,725
Net change in working capital items	15,225	1,732

Net cash provided by operating activities	31,117	5,504

Cash flows from investing activities:
Purchases of property and equipment	(5,368)	(1,493)
Net change in market value of debt securities	(12,385)	1,423

Net cash used in investing activities excluding purchase of short and long-term investments in debt securities (a)	(17,753)	(70)

Net cash provided by financing activities	11,034	1,636

Effect of foreign currency exchange rates on cash and cash equivalents	(1,304)	596

Net increase in cash and investments	23,094	7,666
Cash and investments at beginning of period	941,384	292,340

Cash and investments at end of period	$964,478	$300,006

(a)	This amount excludes the effect of the purchase and sale of $376.6 million and $7.9 million of investments in debt securities with maturities greater than 90 days for the three months ended May 31, 2004 and 2003, respectively.

NOTE 6 - Goodwill and Identifiable Intangible Assets

Identifiable intangible assets consist primarily of trademarks, copyrights and patents, which are amortized over the estimated useful life ranging from three to 15 years. The following is a summary of identifiable intangible assets (in thousands):

	As of May 31, 2004 (unaudited)			As of February 29, 2004 (unaudited)
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$3,544	$(2,522)	$1,022	$3,436	$(2,495)	$941
Purchased technologies	$3,000	$(250)	$2,750	$3,000	$(100)	$2,900

The following is a summary of goodwill by segment for the three months ended May 31, 2004 (in thousands):

	Enterprise	Embedded	Consolidated

Balance at February 29, 2004	$46,356	$19,516	$65,872
Impact of foreign currency fluctuations	126	—	126

Balance at May 31, 2004	$46,482	$19,516	$65,998

There were no additions to goodwill during the three months ended May 31, 2004 and no impairments to goodwill or identifiable assets were required to be recognized during the three months ended May 31, 2004 or for the year ended February 29, 2004.

NOTE 7 - Legal Proceedings

Red Hat Professional Consulting, Inc., formerly PTI, a wholly-owned subsidiary of the Company acquired in February 2001, along with its former directors and some of its former principal shareholders is a defendant in a suit brought in the Superior Court of DeKalb County, State of Georgia, by a former employee. The plaintiff asserts, among other things, breach of various employment agreements and seeks monetary damages. PTI has filed an answer, affirmative defenses and counterclaims denying all liability and has filed a motion to dismiss which remains pending. All discovery in the matter is complete. This case has been set for court ordered mediation in July, 2004. The Company has been indemnified in this matter by the former PTI shareholders and further believes that the likelihood of a material loss is remote.

Commencing on or about March 29, 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. On August 8, 2001, Chief Judge Mukasey of the federal district court for the Southern District of New York issued an order that transferred all of the so-called IPO allocation actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings. The court has consolidated the actions by issuer, and the Red Hat actions have been consolidated into a single action. The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages. No discovery has occurred to date. The individual director and officer defendants have been dismissed from the case without prejudice. The Company believes these complaints are without merit and will defend itself vigorously in this matter. No assurance can be given, however, that this matter will be resolved in the Company’s favor. The Company, among other issuers, the plaintiffs and the insurers have entered into a tentative settlement agreement whereby the Company would be released from this litigation without payment. The tentative settlement agreement has been submitted to the court and is under review by the court and other participants in the litigation.

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

As of July 18, 2004, at least 14 law firms had announced the filing or planned filing of 15 class action lawsuits against the Company and several of its officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All of the lawsuits are purported to be have been filed in the United States District Court for the Eastern District of North Carolina. All of the claims appear to arise from the Company’s announcement on July 13, 2004 that it will restate certain of its financial statements. The Company has not yet been served with and has not yet had a chance to substantively review the complaints in any of these actions. The Company has, however, reviewed press releases asserting that plaintiffs have filed such claims, and has reviewed the text of some of the claims. Based on that limited review, it appears that in each of the actions plaintiffs seek to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 to July 13, 2004. One or more of the plaintiffs assert that the Company and certain present and former officers (“Officer Defendants”) violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by releasing the financial statements that Red Hat will restate. One or more of the plaintiffs seek unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Officer Defendants from trading in Red Hat common stock, disgorgement pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer of certain profits from trading Red Hat common stock and certain bonuses and preliminary and permanent injunctive relief (including restrictions on transfer of certain profits obtained by the Officer Defendants from trading in Red Hat common stock). The Company intends to vigorously defend these lawsuits. However, there can be no assurance that the Company will be successful, and an adverse resolution of the lawsuits could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuits are resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuits.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Quarterly Report on Form 10-Q are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that statements in this Quarterly Report on Form 10-Q that are not strictly historical statements, including, without limitation, statements regarding current or future financial performance, management’s plans and objectives for future operations, product plans and performance, management’s assessment of market factors, and statements regarding the strategy and plans of Red Hat and its strategic partners, constitute forward-looking statements. These forward-looking statements are not guarantees of Red Hat’s future performance and are subject to a number of risks and uncertainties that could cause Red Hat’s actual results in the future to differ materially from the forward-looking statements. These risks and uncertainties include, without limitation, the risks detailed below and in Red Hat’s other filings with the Securities and Exchange Commission, copies of which may be accessed through the SEC’s web site at http://www.sec.gov., and risks related to the announced restatement.

OVERVIEW

We are the global leader in providing an enterprise operating system and related systems management services based on open source technology for the information technology infrastructure requirements of large enterprises. Open source software is an alternative to proprietary software. There are no licensing fees associated with open source software. Therefore, we do not recognize any separate distinguishable value from the sale of the code itself. We derive the value from the sale of our open source solutions by the value we add through the integration and testing of Red Hat Enterprise Linux, guarantee of the levels of performance of Red Hat Enterprise Linux, rapid innovation of Red Hat Enterprise Linux in a method that allows this innovation to be consumed by our customers and the integration we ensure with leading hardware providers and software application providers. In addition, we provide certain managed services for each of our technologies through Red Hat Network, a standard component of our subscriptions. We sell our technology through subscriptions to Red Hat Enterprise Linux (“RHEL”). Our products and services are offered primarily to large enterprises, government organizations, and small and medium size businesses. As further discussed in NOTE 3 to our consolidated financial statements, we are restating our previously issued consolidated financial statements for the quarters ended May 31, 2004 and 2003 and other fiscal reporting periods. References herein to those fiscal periods that have been restated are to the restated amounts.

We have focused on introducing and gaining acceptance for our enterprise technologies, Red Hat Enterprise Linux AS, ES and WS and Red Hat Network, for the past two fiscal years. In May 2002, we introduced our initial Red Hat Enterprise Linux offering, Red Hat Enterprise Linux AS, formerly called Advanced Server. Since its initial introduction, Red Hat Enterprise Linux has gained widespread independent software vendor (“ISV”) and independent hardware vendor (“IHV”) support. We have continued to focus on our enterprise line of technologies by expanding our enterprise operating platform offerings and introducing new technologies other than the operating system such as the Red Hat Desktop and Red Hat Global File System.

For the quarter ended May 31, 2004, we sold approximately 98,000 new subscriptions to Red Hat Enterprise Linux compared to 87,000 new subscriptions sold in the previous quarter. This increase continues the trend experienced in the fiscal year ended February 28, 2004, when we sold approximately 169,500 new subscriptions sold to Red Hat Enterprise Linux compared to 36,500 subscriptions sold in the previous year. These increases have resulted from an increasing level of adoption of Red Hat Enterprise Linux as a primary computing platform by the larger enterprise customers and the introduction of two additional Red Hat Enterprise Linux products in March 2003, Red Hat Enterprise Linux ES and WS. These new products are targeted at the lower end of the server market and the technical/developer workstation market and have less features and more limited service level agreements. Our ability to continue to increase adoption rates of Red Hat Enterprise Linux and maintain competitive pricing for our subscriptions to RHEL are critical to our success.

We derive our revenues and generate cash from customers from two sources (i) subscription revenue, which includes retail, enterprise subscriptions, and embedded subscription revenue and (ii) services revenue which includes enterprise and embedded services. For the quarters ended May 31, 2004 and 2003, our revenues were $41.8 million and $26.1 million, respectively. The arrangements that create Enterprise subscription revenue are explained in further detail in our Revenue Recognition footnote included in our Critical Accounting Policies and in NOTE 2 – Summary of Significant Accounting Policies. These arrangements typically involve the sale of subscriptions to RHEL. Our revenues are impacted by corporate, government and consumer spending levels. In evaluating the performance of our business, management considers a number of factors. These factors include total revenues, operating income and cash flows on a geographic basis. In addition, management considers the following factors:

Subscription volumes. Our RHEL products, AS, ES and WS, are sold under subscription agreements. These arrangements typically have a one year subscription period. The base subscription entitles the end user to one year of maintenance, which entitles the end user to configuration support and updates to the technology, when and if available, during the term of the subscription. Quarterly subscription sales volumes have increased over the last seven quarters with subscription volumes reaching 98,000 in the first quarter of fiscal 2005. The increase in sales volume is being driven by the market acceptance of using the RHEL operating system in areas of mission critical computing and the strategic agreements we entered into with leading technology companies that included the distribution of RHEL by these companies, which are further detailed in the strategic relationships discussion of the Business section of our Form 10-K.

Sales by geography. We operate our business in three geographic regions: North America (U.S. and Canada); Europe, Middle East and Africa, or EMEA; and Japan, Australia, Korea and China or Asia Pacific. In the first quarter of fiscal 2005, 32% of our revenues were generated outside North America compared to 30% for the same period in fiscal 2004. This percentage is expected to continue to increase as our international sales force and channels become more mature.

Deferred revenue balances. Our deferred revenue balance at May 31, 2004 was $87.8 million. Deferred revenues at May 31, 2004, have increased by more than 21% compared to the February 29, 2004 balance of $72.8 million.

Cash and cash equivalents and investments in debt securities. Cash and cash equivalents and investments in short and long-term debt securities totaled $965 million at May 31, 2004. During the first quarter of fiscal 2005, we generated $31.1 million in cash flow from operations primarily related to the increase in sales of subscriptions to RHEL during the first quarter. In addition to this, we generated positive cash flow from financing activities during the quarter of $11.0 million. Our significant cash balance gives us the ability to take advantage of acquisition opportunities and increase our international growth.

In fiscal 2005, our management is focused, on among other things, seeking to (i) continue to build on the market momentum in the migration to the RHEL operating system by enterprise customers; (ii) advance our market penetration through channel partners; (iii) drive high renewal rates of subscriptions sold in prior periods, (iv) increase the contribution to our subscription sales by Intel hardware vendors, and (v) expand our subscription offerings beyond the operating system, as we have, for example, in introducing Red Hat Desktop.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies include the following:

•	Revenue Recognition;

•	Impairment of Long-Lived Assets;

•	Stock-Based Compensation; and

•	Deferred Taxes

Revenue Recognition

We recognize revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by SOP 98-4 and SOP 98-9, and Staff Accounting Bulletin No. 101 (“SAB 101”), as amended by Staff Accounting Bulletin No. 104. Revenue recognition in accordance with these pronouncements can be complex due to the nature and variability of sales transactions. We establish persuasive evidence of an arrangement for each type of revenue based on either a signed contract with the end customer, a click-through contract on our website, whereby the customer agrees to our standard subscription terms, signed distribution contracts with OEM’s and resellers, or, in the case of individual training seats, through receipt of payment which indicates acceptance of our training agreement terms.

Subscription Revenue

Subscription revenue is comprised of enterprise, retail and embedded revenues.

Enterprise subscription revenue is comprised primarily of revenue from sales of Red Hat Enterprise Linux technology solutions, however we also generate enterprise subscription revenue from sales of Red Hat Linux, software development tools, technical support and maintenance fees. During fiscal 2003, we released the first versions of its RHEL offerings, Red Hat Enterprise Linux AS, ES and WS. These technologies are sold under a subscription agreement with specified renewal rates. Red Hat Enterprise Linux (“RHEL”) products generally have either one or three year base subscription periods. The base subscription entitles the end user to the technology itself and post customer support services (“PCS”) consisting of security errata, updates to the technology, upgrades to new versions of RHEL on a when and if available basis during the term of the subscription. We sell Red Hat Enterprise Linux through four channels: distribution, direct sales, original equipment manufacturers (“OEM’s”) and the web. We recognize the revenue from the sale of our Red Hat Enterprise Linux offerings ratably over the period of the subscription. We do not sell the RHEL technology or the components of the PCS that are included in the subscription on a stand alone basis.

Subscription relationships with large enterprise customers often have contracts with multiple elements (e.g., software technology, maintenance and other services). We allocate revenue to each component of the contract based on objective evidence of its fair value. The fair value of the Red Hat Enterprise Linux component of multiple element arrangements is supported by specific annual renewal rates in the individual customers’ contracts and significant evidence that our customers regularly renew their subscriptions to Red Hat Enterprise Linux at the rates stated in the subscription agreement upon expiration of the original subscription term. The fair value of other service elements in multiple element arrangements is created by either (i) providing the customer with the ability during the term of the arrangement to purchase additional services at the same rate paid for the services included in the initial agreement or (ii) regularly selling our services on a stand-alone basis at rates that are substantially similar to those provided in the multiple element arrangement, or both. The services offered by us as part of these multiple element arrangements also meet all of the requirements set forth in SOP 97-2 to allow for these services to be accounted for separately. Enterprise subscription revenue also includes revenue from a few large Unix to Linux migration arrangements which were sold prior to the release of Red Hat Enterprise Linux in May 2002. Revenue from these pre Red Hat Enterprise Linux arrangements has generally been recognized ratably over the term of the arrangement as no pattern of performance is sufficiently discernible to allow for other than ratable recognition. The predominant portion of these pre Red Hat Enterprise Linux arrangements reached maturity during the second quarter of fiscal 2004. Upon maturity, many of these customers have purchased subscriptions to Red Hat Enterprise Linux.

In addition, our enterprise subscription revenue is partially derived from sales of its Red Hat Network offerings. Red Hat Network is an internet-based set of services to assure the security, availability and reliability of all of the Company’s Red Hat software solutions hosted by us. Red Hat Network may be subscribed to at the time of and in addition to one of the Company’s Red Hat Enterprise Linux offerings or on a stand alone basis. Revenues are recognized ratably over the term of the subscription.

Through our retail distributors, we have historically sold Red Hat Linux consumer products. The retail product is currently offered in one version: Red Hat Professional Workstation. During fiscal 2004, Red Hat sold two different versions of Red Hat Linux (9 and Professional Workstation). In accordance with SOP 97-2, the revenue associated with products whose subscription period is less 30 days or less is recognized immediately because the cost to us associated with such subscriptions is de minimis. For retail products whose subscription period is greater than 30 days, we recognize the revenue ratably over the period that the subscription services are provided. A reserve for sales returns is recognized for sales of retail software products to distributors, who have a right of return, based on our historical experience of sell-through to the end user by the distributor. The return rate experienced by the Company over its last three retail product releases has averaged 18.0%. Because we are able to estimate returns historically, within a reasonable degree of accuracy, we believe the fee is fixed and determinable, collection of the resulting receivable is probable and product returns are estimable at the time its retail products sell into the retailer. Our retail customers do not receive the right to future upgrades or new versions of our technology.

Embedded subscription consists of revenue for technical support and maintenance services provided pursuant to software compiling, debugging, and optimization agreements. Revenue is recognized ratably over the term of the agreement, which is typically 12 months.

Services Revenue

Services revenue is comprised of enterprise technology services and embedded development. Enterprise technology services are comprised of revenue for enterprise consulting and engineering services, and customer training and education. Enterprise technology services are provided under agreements where customers pay us on a fixed fee or hourly basis to assist in the deployment of enterprise technologies. Enterprise technology engineering services represent revenues earned under fixed fee arrangements with our OEM partners to add functionality to our Red Hat Enterprise Linux line of technologies. Revenues under hourly arrangements are recognized as work is performed. Revenues under fixed fee arrangements are recognized either on a percentage of completion basis (i.e., if the arrangement involves the delivery of software which includes significant production, customization and modification) or upon passage of time dependent upon the terms of each individual engagement. Revenue from customer training and education is recognized at the date the services are performed.

Embedded development services are contracts for software compiling, debugging, and optimization. Revenue is recognized on the percentage-of-completion method, provided that we have the ability to make reliable estimates of progress towards completion, the fee for such services is fixed and determinable and collection of the resulting receivable is probable.

Impairment of Long-Lived Assets

We evaluate the recoverability of our property and equipment and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions than previous accounting guidance. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets.

Stock-Based Compensation

We account for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the market value per share of our common stock on the grant date. When the exercise price is less than market value, deferred compensation is recorded for the difference and is amortized to compensation expense over the vesting period of the stock option.

Deferred Taxes

We account for income taxes using the liability method that requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of our assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. Historically, we have recorded a valuation allowance to fully reserve for the benefit of its deferred tax assets due to uncertainty of realization of these deferred tax assets. However, as we achieved profitability during fiscal 2004, it is likely that all or a portion of the valuation allowance will be reversed in future periods. After the date on which the valuation allowance is fully reversed, we will begin to recognize a tax provision on a quarterly basis.

RESTATEMENT

The previously issued balance sheets as of February 29, 2004 and May 31, 2004 and statements of operations and cash flows for the fiscal quarters ended May 31, 2004 and 2003, respectively have been restated to reflect the Company’s change in accounting to correct its method of revenue recognition related to subscription agreements. Historically, we have recognized revenue for subscription agreements on a monthly basis, meaning that for a one-year subscription one-twelfth of the subscription revenue was recognized in the calendar month of commencement of the subscription and the remaining revenue was recognized over the next 11 calendar months. In the first quarter of fiscal 2005, we decided to start recognizing revenue over the term of each particular subscription agreement, commencing not before the initiation date of the contractual period (See NOTE 3). The effect of using the new method on our previously reported financial statements is to defer a portion of the revenue that had been previously recognized in the month of commencement of a subscription to the month in which the subscription ends. See NOTE 3 to the Consolidated Financial Statements for further discussion.

RESULTS OF OPERATIONS

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands - except per share amounts)

	Three Months Ended
	May 31, 2004	May 31, 2003
	(unaudited, restated)	(unaudited, restated)
Subscription and services revenue:
Subscription:
Enterprise technologies	$29,968	$11,872
Retail	375	3,821
Embedded	225	646

Total subscription revenue	30,568	16,339

Services:
Enterprise technologies	10,486	9,039
Embedded development services	710	746

Total services revenue	11,196	9,785

Total subscription and services revenue	41,764	26,124

Cost of subscription and services revenue:
Subscription:
Enterprise technologies and retail	1,913	2,604
Embedded	69	129

Total cost of subscription revenue	1,982	2,733

Services:
Enterprise technologies	5,486	4,865
Embedded development services	877	784

Total cost of services revenue	6,363	5,649

Total cost of subscription and services revenue	8,345	8,382

Gross profit enterprise technologies and retail	33,430	17,263
Gross profit embedded	(11)	479

Total gross profit	33,419	17,742

Operating expense:
Sales and marketing	13,114	8,536
Stock-based sales and marketing expense	108	124
Research and development	7,083	5,779
Stock-based research and development expense	192	240
General and administrative	6,624	4,059
Stock-based general and administrative expense	1,154	538

Total operating expense	28,275	19,276

Gain (loss) from operations	5,144	(1,534)
Other income and expense, net	5,773	2,581

Net income	$10,917	$1,047

Three Months Ended May 31, 2004 and May 31, 2003

Total revenue

Total revenue increased 60.2% to $41.8 million in the three months ended May 31, 2004 from $26.1 million in the three months ended May 31, 2003. This increase was driven by significant growth in enterprise technologies subscription revenues and services revenues of our business partially offset by a decline in retail and embedded revenues.

Subscription revenue

Subscription revenue is comprised of revenue from enterprise technologies (Red Hat Enterprise Linux and Red Hat Network), retail technologies and embedded customers. Subscription revenue increased to $30.6 million for the three months ended May 31, 2004 from $16.3 million for the three months ended May 31, 2003.

Enterprise technologies subscriptions

Enterprise technologies revenue primarily relates to both direct and indirect sales of Red Hat Enterprise Linux and other related software solutions. Enterprise technologies revenue increased 152% to $30.0 million for the three months ended May 31, 2004 from $11.9 million for the three months ended May 31, 2003. The increase is directly related to the increase in the number of cumulative deployed units of Red Hat Enterprise Linux as a result of units sold in previous quarters as well as sales of RHEL during the current quarter. Our subscription arrangements typically have a one year subscription period. The base subscription entitles the end user to one year of maintenance, which entitles the end user to updates and upgrades to the technology, when and if available, during the term of the subscription and configuration support. We then provide customers with higher levels of subscriptions which include additional support. The number of new subscriptions sold to RHEL increased each quarter during fiscal 2004 and this trend continued into the first quarter of fiscal 2005. The increase in sales volume is being driven by the market acceptance of the Linux operating system in mission critical areas of computing by the large enterprise, as well as the strategic agreements we entered into with leading technology companies that provide for the distribution of Red Hat Enterprise Linux by these companies. For the three month period ended May 31, 2004, we sold approximately 98,000 subscriptions to our Red Hat Enterprise Linux AS, ES and WS products.

Retail

Retail revenue, which consists of sales of Red Hat Linux and Professional Workstation to consumers through either value added resellers or distributors, decreased 89.5% to $0.4 million for the quarter ended May 31, 2004 from $3.8 million for the quarter ended May 31, 2003. This decrease is due to our focus on the sale of subscriptions to our Enterprise technologies to large Enterprise customers rather than on the consumer market. This market is no longer a strategic source of revenue for the Company but instead represents a channel for providing technology to sophisticated users. We believe these users will help us improve new technology to the point it has the stability to be introduced into our Enterprise offerings. We expect our retail revenues to be negligible for the remainder of fiscal 2005.

Embedded subscription

Embedded subscription revenue decreased 66.7% to $0.2 million for the three months ended May 31, 2004 from $0.6 million for the three months ended May 31, 2003. The decrease in embedded markets is primarily due to the continued weak performance of the semiconductor and telecommunications industries which has impacted research and development spending. We will continue to maintain a strategic presence in this market as we believe that a Linux/open source platform will provide a significant value advantage in the embedded market in the future. We are beginning to see interest in a subscription based model in certain areas of the embedded market. We believe that through relationships with partners such as Wind River Systems Inc. we will begin to increase our embedded subscription revenues in the future.

Services revenue

Enterprise technologies services

Enterprise technologies services include fees received from enterprise customers for deployment of Red Hat Enterprise technologies, customer training and education fees and fees received for adding certain functionality to RHEL for our major hardware partners. Enterprise technologies services revenue increased 16.7% to $10.5 million in the three months ended May 31, 2004 from $9.0 million in the three months ended May 31, 2003. The increase in enterprise technologies services revenue is primarily due to an increase in the revenues earned from customer training and education of $1.5 million as compared to the same prior year quarter. We continue to view our customer training and education business as a leading indicator of demand for the use of our Red Hat Enterprise

Linux technologies by enterprise customers. The adoption of Linux as a primary computing platform increases the need to train system administrators and developers. In addition, we had an increase in consulting fees received from enterprise customers for deployment of Red Hat Enterprise technologies of approximately $480,000. These increases were partially offset by a reduction in revenues earned of approximately $450,000 for adding certain functionality to RHEL for our major hardware partners.

Embedded development services

Embedded development services revenue was relatively flat for the three months ended May 31, 2004 compared to the three months ended May 31, 2003. The embedded markets continue to struggle due to the weak performance of the semiconductor and telecommunications industries which has impacted research and development spending and our reduction in focus and personnel on this business to a small core team which maintains a strategic presence in this marketplace. However, we are beginning to see an opportunity to transition this segment of our business to a subscription-based business model.

Cost of revenue

Cost of subscription revenue

Cost of enterprise subscription revenue primarily consists of expenses we incur to manufacture, package, distribute, support and provide maintenance for our solutions. These costs include expenses for physical media, literature and packaging, fulfillment and shipping, labor-related costs to provide technical support and maintenance and bandwidth costs for Red Hat Enterprise Network. Cost of enterprise subscription revenue decreased 26.9% to $1.9 million in the three months ended May 31, 2004 from $2.6 million in the three months ended May, 2003. The decrease is primarily the result of lower costs associated with delivering physical product related to our retail technology subscriptions, that declined as a result of the decrease in retail subscription revenue.

Cost of services revenue

Cost of services revenue is primarily comprised of salaries and related costs — including non-cash, stock-based compensation charges — incurred for our personnel to deliver custom development, open source consulting engineering, training and education, and hardware certification services. Cost of services revenue increased 12.6% to $6.4 million in the three months ended May 31, 2004 from $5.6 million in the three months ended May 31, 2003. The increase is primarily related to an increase in costs associated with our training and education services of $700,000 which is consistent with the increase in training and education revenues.

Gross profit

Gross profit increased 88.7% to $33.4 million for the three months ended May 31, 2004 from $17.7 million for the three months ended May 31, 2003. This increase was due to the increase in revenue and profitability related to our high gross margin Red Hat Enterprise Linux subscription offerings and improved enterprise services gross margins. The strength in growth and profitability of our Enterprise business was offset by the decline in the Embedded segment.

Gross Profit Enterprise Technologies and Retail

Gross profit enterprise technologies and retail increased 93.1% to $33.4 million in the three months ended May 31, 2004 from $17.3 million in the three months ended May 31, 2003. This increase was primarily due to the increase in the cumulative deployment of our Red Hat Enterprise Linux offerings which has increased the quarterly amount of revenues recognized from deferred revenues. If our cumulative deployed volume of RHEL continues to increase additional leverage will be generated in our enterprise subscription gross margins.

Gross Profit Embedded

Embedded gross profit decreased 102.3% to $(11,000) in the three months ended May 31, 2004 from $479,000 in the three months ended May 31, 2003. This decrease was primarily due to the lower than expected utilization of embedded services personnel during the quarter as a result of several contracts not being closed until the second fiscal quarter of 2005.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and tradeshows. Sales and marketing expense increased 54.1% to $13.1 million in the three months ended May 31, 2004 from $8.5 million in the three months ended May 31, 2003. This increase was primarily due to a $3.8 million increase in enterprise sales costs as we increased the size of our direct outside and our channel sales forces as well as a $300,000 increase in our marketing costs.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased 22.4% to $7.1 million in the three months ended May 31, 2004 from $5.8 million in the three months ended May 31, 2003. The increase in research and development expense resulted from an increase in engineering headcount to support the development and integration of our Red Hat Enterprise Linux operating system as well as development of our Desktop, Storage, and Application Server offerings.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, facilities and information systems expenses. General and administrative expense increased 63.2% to $6.6 million in the three months ended May 31, 2004 from $4.1 million in the three months ended May 31, 2003. This increase relates primarily to increased travel and administrative costs related to our worldwide company meeting of approximately $640,000 conducted in April 2004 as well as $400,000 increase in legal costs associated with increased headcount in our legal department and external legal fees for international expansion. In addition, our general and administrative expenses have increased due to costs incurred in complying with Section 404 of the Sarbanes-Oxley Act.

Stock-based compensation

Stock-based compensation and amortization of goodwill and intangibles expense increased $0.6 million in the three months ended May 31, 2004 from $0.9 million in the three months ended May 31, 2003. The increase in stock-based compensation and amortization of goodwill and intangibles is primarily due to the amortization of certain stock awards granted in the fourth quarter of fiscal 2004 to our Chief Executive Officer.

Other income (expense), net

Other income (expense), net consists of interest income earned on cash deposited in money market accounts and invested in short- and long-term fixed income instruments, net of interest expense incurred on short-term debt and capital leases and foreign currency revaluation gains and losses, net. Other income, net, increased to $5.8 million in the three months ended May 31, 2004 from $2.6 million in the three months ended

May 31, 2003. The increase in interest and other income of $2.8 million is primarily related to the increase in interest derived from investments in debt securities due to the receipt of $585.0 million in net proceeds from issuance of convertible notes in January 2004. Other income (expense) is presented net of interest expense of $1.6 million in the three months ended May 31, 2004 and $111,000 in the three months ended May 31, 2003. The increase in interest expense is due to the interest expense incurred on the $600 million of convertible notes issued in January 2004. Other factors causing other income to increase are realized gains on the sales of investments of $1.5 million and foreign currency gains of $230,000, as a result of the strengthening of the US dollar against the Euro and the Yen during the three months ended May 31, 2004.

Liquidity and Capital Resources

We have historically derived a significant portion of our liquidity and operating capital from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and secondary public offerings, the issuance of convertible notes and borrowings under our working capital line of credit. At May 31, 2004, we had total cash and investments of $964.5 million, which is comprised of $191.4 million in cash and cash equivalents, $38.8 million of short-term, fixed-income investments and $734.3 million of long-term, fixed-income investments. This compares to total cash and investments of $941.4 million on hand at February 29, 2004. At May 31, 2004, we have an unrealized loss of $7.0 million on our investments in debt securities. We currently have sufficient liquidity with $191.4 million in cash and cash equivalents on hand that we do not anticipate a need to liquidate our short and long-term investments prior to their scheduled maturity date. However, in the event that we do liquidate these investments prior to their schedule maturities and there are no changes in market interest rates, we could be required to recognize a realized loss on those investments which we have liquidated.

At May 31, 2004, cash and cash equivalents totaled $191.4 million, a decrease of $353.5 million as compared to February 29, 2004. The decrease in cash and cash equivalents resulted primarily from the purchase of long- and short-term fixed-income investments of $445.1 million, offset by sales and maturities of long- and short-term fixed-income investments of $56.1 million, $5.4 million used to purchase property and equipment and a decrease of $1.3 million due to the impact of converting cash balances from foreign currencies into U.S. Dollars for financial reporting purposes. These uses of cash were offset by $31.1 million of cash provided by our operating activities and $11.0 million of cash provided by our financing activities.

Cash provided by operations of $31.1 million in the three months ended May 31, 2004, includes the net income of $10.9 million, adjusted to exclude the impact of non-cash revenues and expenses, which totaled $5.0 million. Changes in working capital items were a net source of cash of $15.2 million and include a decrease in accounts receivable ($2.1 million) and an increase in deferred revenue ($15.5 million). These sources of cash were offset by decreases in accounts payable ($0.7 million) and accrued expenses ($0.6 million), and by increases in other assets ($1.1 million). The decrease in accounts receivable was due to improved collection efforts and by the leverage we are gaining with our customers to collect receivables in a timely manner. The increase in deferred revenue is due to our strong sales growth and the nature by which we generally obtain payments from customers for subscriptions to our technologies in advance of when the revenue is recognized. We expect cash flows from operations for the quarter ending August 31, 2004 to be even with or slightly above cash flows from operations for the first quarter of fiscal 2005.

Cash used in investing activities of $394.4 million for the three months ended May 31, 2004 was comprised of the purchase of fixed-income investments, net of sales and maturities, of $389.0 million and purchases of property and equipment totaling $5.4 million. The significant amount of net cash used to purchase investments during the quarter ended May 31, 2004 is due to the $585.0 million in net proceeds we raised from a convertible debt offering described below and completed during the fourth quarter of the prior fiscal year. Much of the cash raised in this transaction was not used to purchase investments until the quarter ended May 31, 2004.

Cash provided by financing activities of $11.0 million for the three months ended May 31, 2004 was primarily comprised of $10.4 million in proceeds from the issuance of common stock due to employees’ exercise of stock options and $0.9 million in proceeds from the issuance of stock under our Employee Stock Purchase Plan, offset by $0.3 million in payments made under capital lease obligations.

In August 2001, we entered into a $10.0 million line of credit, referred to previously as the working capital line of credit, with a financial institution. This line of credit is secured by certain of our fixed-income investments. The line bears interest at monthly LIBOR plus 1%. This line is available to us for up to 12 months and is to be used to provide additional working capital liquidity. On May 15, 2002, we increased the working capital line of credit to $15.0 million, none of which was outstanding at May 31, 2004. In August 2002 and 2003, we renewed this line of credit for successive 12-month terms. We intend to renew this working capital line of credit upon maturity.

In January 2004, we issued $600 million in convertible senior debentures to the initial purchaser in a private placement and the debentures were resold by the initial purchaser to qualified institutional buyers under Rule 144A under the Securities Act of 1933, as amended. The debentures mature on January 15, 2024 and bear interest at a rate of 0.5% per annum, payable semiannually on January 15 and July 15 of each year. The debentures are senior unsecured obligations and rank equally in right of payment with all of our other existing and future unsecured and unsubordinated debt. The debentures are convertible into shares of our common stock under certain circumstances prior to maturity at a conversion rate of 39.0753 shares per $1,000 principal amount of debentures (which represents a conversion price of approximately $25.59 per share) subject to adjustment under certain conditions. We may redeem the debentures, in whole or in part, in cash at any time on or after January 15, 2009. Holders of the debentures may require us to redeem the debentures, in whole or in part, in cash on January 15 of 2009, 2014 and 2019. As of May 31, 2004, no debentures were redeemed. Accrued interest to the redemption date will be paid by us in any such redemption. No interest payments were made during the quarter ended May 31, 2004. Accrued interest at May 31, 2004 was $1.1 million.

For each of the past eight fiscal quarters, ending with the fiscal quarter ended May 31, 2004, we have generated positive cash flows from operations. During the past four fiscal quarters, the total amount of cash provided by operations has been $87.2 million as compared to $10.1 million of cash provided by operations for the prior four fiscal quarters. We expect to continue this trend of improved cash flow from operations, at least for the near term.

Given the significant improvement we have made from using cash to fund our operations and the $964.5 million of cash and investments held at May 31, 2004, we do not anticipate the need to raise cash to fund our operations either through the sale of additional equity or through the issuance of debt for the foreseeable future. However, we may take advantage of favorable capital market situations that may arise from time to time to raise additional capital.

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

We have no off-balance sheet financing arrangements and do not utilize any “structured debt”, “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

FACTORS AFFECTING FUTURE RESULTS

RISKS RELATED TO OUR BUSINESS

We may not be able to timely release major product releases and upgrades to our products because we depend on the support of Linux developers not employed by us for improvements and advancement of our Red Hat Enterprise Linux technologies.

We may not be able to release major product releases and upgrades of Red Hat Enterprise Linux on a timely basis because the heart of Red Hat Enterprise Linux, the Linux kernel, is maintained by third parties. Linus Torvalds, the original developer of the Linux kernel, and a small group of engineers, many of whom are not employed by us, are primarily responsible for the development and evolution of the Linux kernel. If this group of developers fails to further develop the Linux kernel or if Mr. Torvalds or prominent Linux developers who are members of this group and are currently employed by us were: to join any of our competitors, no longer be employed by us or no longer work on the Linux kernel, we would have to either rely on another party to further develop the kernel or develop it ourselves. We cannot predict whether enhancements to the kernel would be available from reliable alternative sources. We could be forced to rely to a greater extent on our own development efforts, which would increase our development expenses and may delay our product release and upgrade schedules. In addition, any failure on the part of the kernel developers to further develop and enhance the kernel could stifle the development of additional Linux-based applications.

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

Because of characteristics of open source software, there are few technology barriers to entry in the open source market by new competitors and it may be relatively easy for new competitors with greater resources than us to enter our markets and compete with us.

One of the characteristics of open source software is that anyone can modify the existing software or develop new software that competes with existing open source software. Such competition can develop without the degree of overhead and lead time required by traditional proprietary software companies. It is possible for a new competitor with greater resources than ours to develop its own open source operating system solution, potentially reducing the demand for our solutions.

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

If we are not successful in completing acquisitions that we may pursue in the future, we would be required to reevaluate our growth strategy and we may have incurred substantial expenses and devoted significant management time and resources in seeking to complete the acquisitions. In addition, with future acquisitions, we could use substantial portions of our available cash as all or a portion of the purchase price. We could also issue additional securities as consideration for these acquisitions, which could cause our stockholders to suffer significant dilution, or incur substantial debt. Any future acquisitions may not generate additional revenue or profit for us.

If we fail to effectively manage our growth, our operations and financial results could be adversely affected.

We have expanded our operations rapidly in recent years. For example, our aggregate revenues increased from approximately $90.3 million for the year ended February 28, 2003 to approximately $124.7 million for the year ended February 29, 2004. Moreover, the total number of employees of the Company has been steadily increasing over at least the last three quarters. In addition, we continue to explore ways to extend our product and service offerings, and geographic reach. Our growth has placed and may continue to place a strain on our management systems, information systems, resources and internal controls. Our ability to successfully offer products and services and implement our business plan requires adequate information systems and resources and oversight from our senior management. We have, with our audit committee, undertaken to review and improve our financial and managerial controls, reporting systems and procedures. We will need to continue to modify and improve these controls, systems and procedures and other internal controls and compliance procedures as we continue to grow and expand our business. As we grow, we must also continue to hire, train, supervise and manage new employees. We may not be able to hire, train, supervise and manage sufficient personnel or develop management and operating systems to manage our expansion effectively. If we are unable to manage our growth and improve our controls, systems and procedures, our operations and financial results could be adversely affected.

RISKS RELATED TO LEGAL UNCERTAINTY

We could be prevented from selling or developing our software if the GNU General Public License and similar licenses under which our products are developed and licensed are not enforceable.

The Linux kernel and the Red Hat Linux operating system have been developed and licensed under the GNU General Public License and similar open source licenses. These licenses state that any program licensed under them may be liberally copied, modified and distributed. The GNU General Public license is a subject of litigation in the case of The SCO Group, Inc. v. International Business Machines Corporation, pending in the United States District Court for the District of Utah. It is possible that a court would hold these licenses to be unenforceable in that litigation or that someone could assert a claim for proprietary rights in a program developed and distributed under them. Any ruling by a court that these licenses are not enforceable, or that Linux-based operating systems, or significant portions of them, may not be liberally copied, modified or distributed, would have the effect of preventing us from selling or developing all or a portion of our products.

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

We are vulnerable to claims that our products infringe third-party intellectual property rights including trade secrets because our products are comprised of distinct software components, many of which are developed by numerous independent parties. Claims for infringement of intellectual property rights may be filed and may seek damages and injunctive relief. The risk of infringement claims is exacerbated by the fact that much of the code in our products is developed by numerous independent parties over whom we exercise no supervision or control. It is further exacerbated by our lack of access to unpublished software patent applications. Claims of infringement could require us to seek to obtain licenses from third parties in order to continue offering our products, re engineer our products, or discontinue the sale of our products in the event that obtaining licenses and re engineering could not be accomplished on a timely and cost effective basis.

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

Despite certain testing by ourselves and our customers, errors have been and may continue to be found in our products after commencement of commercial shipments. This risk is exacerbated by the fact that much of the code in our products is developed by independent parties over whom we exercise no supervision or control. If errors are discovered, we may have to make significant expenditures of capital to eliminate them and may not be able to successfully correct them in a timely manner or at all. Errors and failures in our products could result in a loss of, or delay in, market acceptance of our products and could damage our reputation and our ability to convince commercial users of the benefits of Linux-based operating systems and other open source software products.

In addition, failures in our products could cause system or other failures for our customers who may assert warranty and other claims for substantial damages against us. Although our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims, it is possible that these provisions may not be effective or enforceable under the laws of some jurisdictions. In addition, our insurance policies may not adequately limit our exposure to this type of claim. These claims, even if unsuccessful, could be costly and time consuming to defend.

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

In connection with our restatement of historical financial statements, class action lawsuits have been filed against us and additional lawsuits may be filed.

Following the announcement of our intention to restate historical financial statements, as of July 18, 2004, at least 15 lawsuits claiming to be class actions were commenced or announced against us and certain of our current directors and officers, by or on behalf of persons claiming to be our shareholders and persons claiming to have purchased or otherwise acquired our securities at specified periods beginning as early as June 19, 2001 and continuing through July 13, 2004. Additional lawsuits may be filed against us. Regardless of the outcome of any of these actions, it is likely that we will incur substantial defense costs and that such actions will cause a diversion of our management’s time and attention. If we do not prevail in these cases we could be required to pay substantial damages or settlement costs, which could have a material adverse affect on our financial condition or results of operations. We are unable at this time to assess the validity of the claims or estimate the possible range of damages that might be incurred as a result of the lawsuits. We have not yet established any financial reserves relating to any of these lawsuits.

RISKS RELATED TO OUR FINANCIAL RESULTS AND CONDITION

We have incurred substantial net losses on a GAAP basis in the past and may not be able to increase or maintain profitability.

We have incurred net losses in seven of our previous nine fiscal years. As of February 29, 2004, we had an accumulated deficit of $276.8 million. While we have achieved profitability in fiscal 2004 on a restated basis of $13.7 million, we cannot be certain that we will be able to sustain or increase profitability. Failure to increase or maintain profitability may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

You should not rely on our quarterly results of operations as an indication of our future results.

Due to the unpredictability of the technology spending environment, our revenue and operating results have fluctuated and may continue to fluctuate from quarter to quarter. We base our current and projected future expense levels in part on our estimates of future revenue. Our expenses are, to a large extent, fixed in the short term. We may not be able to adjust our spending quickly enough to protect our projected operating results for a quarter if our revenue in that quarter falls short of our expectations. If among other considerations our future operating results fall below expectations of securities analysts or investors, the market price of our common stock may decline.

We may not be able to effectively attract additional enterprise customers and preserve relationships with current enterprise customers, which could adversely affect revenue.

Historically, we focused our sales and marketing efforts on product sales to individuals. In late fiscal 2002, we began to focus the predominant portion of our sales and marketing efforts on expanding our enterprise customer base. To this end, we have invested extensively to attract enterprise customers. While we have been successful to date in acquiring large enterprise customers, if we are unsuccessful in gaining additional large enterprise customers in the future or in securing subscription renewals from existing enterprise customers, it will adversely affect our future financial performance. In addition, while our subscription agreements generally provide for renewals at prices that are the same as those in effect during the initial term or at then current list prices, there can be no assurance that customers will renew their subscription agreements at the end of the initial or any renewal term or that customers will not seek to condition any renewal on reduced prices. Any failure to obtain customer renewals, or reduction in prices upon renewal, could reduce future revenues.

We may not be able to continue to attract capable management personnel.

Over the past three years we have built our management team during a time of significant unemployment and downturn in the technology sector. This has given us the opportunity to attract capable management personnel. However, our ability to retain key management personnel or hire capable new management personnel as we grow may be challenged if the technology sector rebounds and/or if companies with more generous compensation packages or greater perceived growth opportunities compete for the same personnel.

We depend on our key personnel.

Our future success depends on the continued services of a number of key officers. The loss of the technical knowledge and industry expertise of any of these individuals could seriously impede our success. Moreover, the loss of one or a group of our key employees, particularly to a competitor, and any resulting loss of customers could reduce our market share and diminish the Red Hat brand and adversely affect our business or stock price.

We may lack the financial and operational resources needed to increase our market share and compete effectively with operating systems providers, Microsoft, other established operating systems developers, software development tools developers, and certain infrastructure service providers.

In the market for operating systems, we face significant competition from larger companies with greater financial resources and name recognition than we have. These competitors, which offer hardware-independent multi-user operating systems for Intel platforms and/or Linux and UNIX-based operating systems, include Microsoft, Novell, IBM, Sun Microsystems, Hewlett-Packard and Unisys, and we may lack the financial and operational resources needed to compete successfully with the current competitors as well as potential new competitors.

As we increase our services offerings, we may face additional competition from larger companies that currently provide service and training related to the Linux operating system as well as other operating systems, particularly UNIX-based operating systems, due to the fact that Linux-and UNIX-based operating systems share many common features. These companies, including IBM, Novell and Hewlett-Packard, may be able to leverage their existing service organizations and provide higher levels of consulting and training on a more cost-effective basis than we can. We may not be able to compete successfully with current or potential competitors.

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

Our international operations accounted for 31% of total revenue for the year ended February 29, 2004. As we expand our international operations, we will face a number of additional challenges associated with the conduct of business overseas. For example:

•	we may have difficulty managing and administering a globally-dispersed business;

•	fluctuations in exchange rates may negatively affect our operating results;

•	we have to comply with a wide variety of foreign laws;

•	we may not be able to adequately protect our intellectual property rights overseas due among other reasons to the uncertainty of laws and enforcement in certain countries relating to the protection of intellectual property rights;

•	export controls and times of crisis could prevent us from shipping our products into and out of certain markets;

•	changes in import/export duties and quotas could affect the competitive pricing of our products and services and reduce our market share in some countries; and

•	economic or political instability in some international markets could result in the forfeiture of some foreign assets and the loss of sums spent developing and marketing those assets.

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

We did not hold derivative financial instruments as of May 31, 2004, and have not held these types of investments in the past.

Foreign Currency Risk

Approximately 32% of our revenues for the three months ended May 31, 2004 were generated by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. Additionally, the assets and liabilities of our non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Unrealized translation gains and losses will be included as an adjustment to stockholders’ equity.

ITEM 4: CONTROLS AND PROCEDURES

On July 13, 2004, we announced that we would be correcting our revenue recognition policy related to subscription revenues - see NOTE 3 to Consolidated Financial Statements. Previously, we recognized revenue for subscription agreements on a monthly basis, meaning that for a one-year subscription, one-twelfth of the subscription revenue was recognized in the calendar month of the commencement of the subscription and the remaining revenue was recognized over the next 11 calendar months. We corrected our method to start recognizing revenue over the term of each particular subscription agreement, beginning not before the initiation date of the contractual period. Our systems, processes and controls were not originally set up to process and report revenues in this manner. We have concluded that this circumstance constitutes a material weakness as defined by the Public Company Accounting Oversight Board. We have reflected this correction in our reported results for the quarter ended May 31, 2004 and will make the necessary system modifications to record, process, summarize and report transactions in accordance with our revenue recognition policy related to subscription agreements.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 31, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of May 31, 2004, our disclosure controls and procedures were: (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No changes, other than that discussed above and in our Annual Report on Form 10-K for the year ended February 29, 2004, in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended May 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Red Hat Professional Consulting, Inc., formerly PTI, a wholly-owned subsidiary of the Company acquired in February 2001, along with its former directors and some of its former principal shareholders is a defendant in a suit brought in the Superior Court of DeKalb County, State of Georgia, by a former employee. The plaintiff asserts, among other things, breach of various employment agreements and seeks monetary damages. PTI has filed an answer, affirmative defenses and counterclaims denying all liability and has filed a motion to dismiss which remains pending. All discovery in the matter is complete. This case has been set for court ordered mediation in July, 2004. The Company has been indemnified in this matter by the former PTI shareholders and further believes that the likelihood of a material loss is remote.

Commencing on or about March 29, 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. On August 8, 2001, Chief Judge Mukasey of the federal district court for the Southern District of New York issued an order that transferred all of the so-called IPO allocation actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings. The court has consolidated the actions by issuer, and the Red Hat actions have been consolidated into a single action. The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages. No discovery has occurred to date. The individual director and officer defendants have been dismissed from the case without prejudice. The Company believes these complaints are without merit and will defend itself vigorously in this matter. No assurance can be given, however, that this matter will be resolved in the Company’s favor. The Company, among other issuers, the plaintiffs and the insurers have entered into a tentative settlement agreement whereby the Company would be released from this litigation without payment. The tentative settlement agreement has been submitted to the court and is under review by the court and other participants in the litigation.

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

As of July 18, 2004, at least 14 law firms had announced the filing or planned filing of 15 class action lawsuits against the Company and several of its officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All of the lawsuits are purported to be have been filed in the United States District Court for the Eastern District of North Carolina. All of the claims appear to arise from the Company’s announcement on July 13, 2004 that it will restate certain of its financial statements. The Company has not yet been served with and has not yet had a chance to substantively review the complaints in any of these actions. The Company has, however, reviewed press releases asserting that plaintiffs have filed such claims, and has reviewed the text of some of the claims. Based on that limited review, it appears that in each of the actions plaintiffs seek to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 to July 13, 2004. One or more of the plaintiffs assert that the Company and certain present and former officers (“Officer Defendants”) violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by releasing the financial statements that Red Hat will restate. One or more of the plaintiffs seek unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Officer Defendants from trading in Red Hat common stock, disgorgement pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer of certain profits from trading Red Hat common stock and certain bonuses and preliminary and permanent injunctive relief (including restrictions on transfer of certain profits obtained by the Officer Defendants from trading in Red Hat common stock). The Company intends to vigorously defend these lawsuits. However, there can be no assurance that the Company will be successful, and an adverse resolution of the lawsuits could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuits are resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuits.

In addition to the litigation described above, the Company experiences other routine litigation in the normal course of our business. The Company believes that the outcome of this routine litigation will not have a material adverse impact on its consolidated financial position or results of operations.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description
31.1	CERTIFICATION OF MATTHEW J. SZULIK, CHIEF EXECUTIVE OFFICER, PRESIDENT AND CHAIRMAN OF THE BOARD OF DIRECTORS, PURSUANT TO RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

31.2	CERTIFICATION OF KEVIN B. THOMPSON, CHIEF FINANCIAL OFFICER, PURSUANT TO RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

32.1	CERTIFICATIONS OF MATTHEW J. SZULIK, CHIEF EXECUTIVE OFFICER, PRESIDENT AND CHAIRMAN OF THE BOARD OF DIRECTORS, AND KEVIN B. THOMPSON, CHIEF FINANCIAL OFFICER, PURSUANT TO 18 U.S.C. SECTION 1350

(b) Reports on Form 8-K

On March 4, 2004, we filed a Current Report on Form 8-K with the SEC under Item 5 (Other Events and Regulation FD Disclosure) for the purpose of filing an updated description of our capital stock.

On March 23, 2004, we filed a Current Report on Form 8-K with the SEC for the purpose of furnishing under Item 12 (Results of Operations and Financial Condition) a copy of our earnings release for the fiscal year ended February 29, 2004 and under Item 5 (Other Events and Regulation FD Disclosure) for the purpose of filing its updated risk factors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 19, 2004	RED HAT, INC.

	By:	/s/ MATTHEW J. SZULIK
Matthew J. Szulik
President and Chief Executive Officer
(Officer on behalf of the Registrant)

	By:	/s/ KEVIN B. THOMPSON
Kevin B. Thompson
Chief Financial Officer
(Principal Financial Officer)