Form 10-K/A
period 2004-02-29
RED HAT INC
filed 2004-08-04
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K, filed on May 14, 2004 (the “Original Form 10-K”), to reflect the restatement of our balance sheets as of February 29, 2004 and February 28, 2003 and the statements of operations, of stockholders’ equity and of cash flows for the three fiscal years in the period ended February 29, 2004, respectively, and to respond to comments on the Original Form 10-K from the staff of the Securities and Exchange Commission (the “SEC”). The restatement reflected in the financial statements relates to a change in accounting to correct our method of revenue recognition related to subscription agreements as is more fully described in Part I herein under “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Item 8 of Part II in our consolidated financial statements and related notes, including, without limitation, in NOTE 3-Restatement of Consolidated Financial Statements. The restatement also reflects certain non-recurring adjustments to our unaudited quarterly results for the first, second and third quarters of fiscal 2004 as more fully described in NOTE 3-Restatement of Consolidated Financial Statements.

We have amended and restated in its entirety each item of the Original Form 10-K that has been required to reflect the restatement of the financial statements and the SEC comments. This Amendment No. 1 to Form 10-K does not reflect events occurring after the filing of the Original Form 10-K, or update those disclosures (including disclosures relating to risks, uncertainties and other factors that may affect our future performance), except as required to reflect the restatement of the financial statements and in connection with the SEC comments and Part II, “Item 9A—Controls and Procedures.”

For current information regarding risks, uncertainties and other factors that may affect our future performance, please see “Factors Affecting Future Results” included in Item 2 of Part I of our Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2004.

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

Since 1991, the use of Linux-based operating systems has grown rapidly. Based on our own research, we believe that only two operating systems have shown growth in net new shipments over the last three years: Linux and Microsoft NT/Windows 2000.

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

Our enterprise segment principally relates to the sale of Red Hat software subscriptions or support services subscriptions for enterprise customers using Red Hat software. Red Hat enterprise products are infrastructure technologies and our enterprise services are provided in support of the enterprise software that we distribute.

Our embedded segment was created in January 2000 when we merged with Cygnus Solutions, Inc. (“Cygnus”). The Cygnus business was based on providing service and support primarily related to software that is embedded into electronic devices. This business continues to target a unique subset of customers that are separate and distinct from our enterprise customers, employs dedicated resources and is managed by a separate team. Currently, results of this segment are regularly reviewed separately from our enterprise products for the purpose of allocating resources and assessing performance.

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

SOFTWARE ENGINEERING AND DEVELOPMENT

We have invested, and intend to continue to invest, significant resources in product and technology development. We have expensed $26.5 million, $22.4 million, and $20.5 million, respectively, in the past three fiscal years in research and development costs. We focus and modify our product development efforts based on the needs of users and changes in the marketplace. We are currently focusing our development efforts on improving or adding the functionality to Red Hat Enterprise Linux and Red Hat Network that is needed by the Global 2000 and the leading third-party applications upon which the Global 2000 are dependent. Our software engineers collaborate with open source software development teams working across the Internet. This involvement enables us to remain abreast of, and lead, technical advances, plans for development of new features and timing of releases, as well as other information related to the development of the Linux kernel and other open source projects.

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

PART II

ITEM 6	SELECTED FINANCIAL DATA

The following selected financial data for the fiscal years ended February 29, 2004 and February 28, 2003 and 2002 is derived from our Consolidated Financial Statements and should be read in conjunction with the Consolidated Financial Statements, related notes, and other financial information included herein. The selected financial data for the fiscal years ended February 28, 2001 and February 29, 2000 has been restated to conform to the financial statements included in this Form 10-K/A and has been presented herein on an unaudited basis.

	Year Ended
	February 29, 2004	February 28, 2003	February 28, 2002	February 28, 2001	February 29, 2000
	restated	restated	restated	restated, unaudited	restated, unaudited
	(in thousands, except per share data)
SELECTED STATEMENT OF OPERATIONS DATA
Subscription and services revenue:
Subscription:
Enterprise technologies	$66,972	$29,934	$17,730	$17,271	$2,273
Retail	13,525	14,686	19,651	19,521	11,581
Embedded	1,911	3,321	5,512	8,634	10,123

Total subscription revenue	82,408	47,941	42,893	45,426	23,977
Services:
Enterprise technology services	37,764	38,522	24,354	16,002	3,879
Embedded development services	4,565	3,812	12,256	19,332	13,196

Total services revenue	42,329	42,334	36,610	35,334	17,075

Total subscription and services revenue	$124,737	$90,275	$79,503	$80,760	$41,052
Hardware resale revenue	—	—	—	$777	$11,954
Gross profit	$90,801	$59,256	$50,721	$45,622	$18,827
Income (loss) from continuing operations	$2,946	$(17,299)	$(134,782)	$95,236	$(44,539)
Other income, net	$10,786	$10,826	$15,535	$20,766	$4,070
Loss from discontinued operations	—	—	$(10,355)	$(12,303)	$(2,584)
Extraordinary item-loss on disposal of discontinued operations	—	$(261)	$(10,347)	—	—
Net income (loss)	$13,732	$(6,734)	$(139,949)	$(86,773)	$(43,053)
Basic Income (Loss) Per Common Share:
Income (loss) from continuing operations before extraordinary item	$0.08	$(0.04)	$(0.71)	$(0.45)	$(0.39)
Discontinued operations:
Loss from discontinued operations	—	—	(0.06)	(0.08)	(0.03)
Extraordinary item-loss on disposal of discontinued operations	—	(0.00)	(0.06)	—	—

Net income (loss)	$0.08	$(0.04)	$(0.83)	$(0.53)	$(0.42)
Diluted Income (Loss) Per Common Share:
Income (loss) from continuing operations before extraordinary item	$0.08	$(0.04)	$(0.71)	$(0.45)	$(0.39)
Discontinued operations:
Loss from discontinued operations	—	—	(0.06)	(0.08)	(0.03)
Extraordinary item-loss on disposal of discontinued operations	—	(0.00)	(0.06)	—	—

Net income (loss)	$0.08	$(0.04)	$(0.83)	$(0.53)	$(0.42)
Weighted average shares outstanding (a)
Basic	174,003	170,158	169,451	164,659	102,465
Diluted	182,913	170,158	169,451	164,659	102,465

	Year Ended
	February 29, 2004	February 28, 2003	February 28, 2002	February 28, 2001	February 29, 2000
	restated	restated	restated	restated, unaudited	restated, unaudited
	(in thousands, except per share data)
BALANCE SHEET DATA
Total cash and investments in debt securities (short-and long-term)	$941,384	$292,340	$286,977	$302,681	$349,497
Working capital	$573,616	$74,713	$81,177	$138,305	$256,739
Working capital (plus long-term investments in debt securities	$906,399	$276,587	$271,758	$292,862	$329,093
Total assets	$1,111,653	$391,292	$370,302	$506,014	$435,610
Capital lease obligations, net of current maturities	$538	$1,393	$1,563	$277	$231
Convertible debentures	$600,000	—	—	—	—
Stockholders’ equity	$408,389	$335,869	$327,132	$463,598	$400,541

(a)	All share and per share information for the fiscal years ended February 28, 2001 and February 29, 2000 have been retroactively restated to reflect the two-for-one splits of common stock on each of August 11, 1999 and January 7, 2000 and the acquisitions of Cygnus Solutions and Planning Technologies, Inc., using the pooling of interests method of accounting, on January 7, 2000 and February 23, 2001, respectively.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Annual Report on Form 10-K/A are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that statements in this Annual Report on Form 10-K/A that are not strictly historical statements, including, without limitation, statements regarding current or future financial performance, management’s plans and objectives for future operations, product plans and performance, management’s assessment of market factors, and statements regarding the strategy and plans of Red Hat and its strategic partners, constitute forward-looking statements. These forward-looking statements are not guarantees of Red Hat’s future performance and are subject to a number of risks and uncertainties that could cause Red Hat’s actual results in the future to differ materially from the forward-looking statements. These risks and uncertainties include, without limitation, the risks detailed below and in Red Hat’s other filings with the Securities and Exchange Commission, copies of which may be accessed through the SEC’s web site at http://www.sec.gov and risks related to the restatement.

OVERVIEW

We are the global leader in providing an enterprise operating system and related systems management services based on open source technology for the information technology infrastructure requirements of large enterprises. Open source software is an alternative to proprietary software. There are no licensing fees associated with open source software. Therefore, we do not recognize any separate distinguishable value from the sale of the code itself. We derive the value from the sale of our open source solutions by the value we add through the integration and testing of Red Hat Enterprise Linux, guarantee of the levels of performance of Red Hat Enterprise Linux and rapid innovation of Red Hat Enterprise Linux in a method that allows this innovation to be consumed by our customers. In addition, we provide certain managed services for each of our technologies through Red Hat Network, a standard component of our subscriptions. We sell our technology through subscriptions to Red Hat Enterprise Linux (“RHEL”) and we recognize our technology-based revenue over the period of the technology subscription agreements with our customers. Our products and services are offered primarily to large enterprises, government organizations, and small and medium size businesses. As further discussed in NOTE 3 to our Consolidated Financial Statements, we have restated our previously issued consolidated balance sheets as of February 29, 2004 and February 28, 2003 and the statements of operations, of stockholders’ equity and of cash flows for the three fiscal years in the period ended February 29, 2004. References herein to such financial statements are to the restated amounts.

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

We derive our revenues and generate cash from customers from two sources: (i) subscription revenue, which includes retail, enterprise subscriptions, and embedded subscription revenue, and (ii) services revenue which includes enterprise services and embedded services described under “Critical Accounting Policies” below. For fiscal 2004 and 2003, our total revenues were $124.7 million and $90.3 million, respectively. The arrangements with our customers that create Enterprise subscription revenues are explained in detail under “Critical Accounting Policies” below and in NOTE 2—Summary of Significant Accounting Policies. These agreements typically involve the sale of subscriptions to Red Hat Enterprise Linux and in certain cases will include the sales of subscriptions to other Red Hat subscription offerings or Red Hat services. Our revenues are also affected by corporate, government and consumer spending levels. In evaluating the performance of our business, we consider a number of factors. These factors include total revenues, operating income and cash flows on a geographic basis. In addition, we also consider the following factors in our evaluation process:

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

Sales by geography.    We operate our business in three geographic regions; North America (U.S. and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (Japan, Australia, Korea and China). In fiscal 2004, $39.0 million or 31% of our revenue was generated outside North America compared to $27.1 million or 30% in fiscal 2003. The percentage of our revenues generated from our international operations is expected to increase as our international sales force and channels become more mature and as we enter new locations or expand our presence in existing locations. The increase in our international revenues reflects the increasing adoption of the Linux operating system in both Europe and Japan. As noted in the Segment Reporting section of NOTE 2 in the Notes to the Consolidated Financial Statements, our revenue in both EMEA and Asia Pacific increased at higher percentages than in North America. In the past 12 months, we have entered new markets such as China, Belgium, Netherlands, and Eastern Europe and we expect our expansion to continue to be greater in these markets.

Deferred revenue balances.    Our deferred revenue balance at February 29, 2004 was $73.7 million. Because of our subscription model and revenue recognition policies, deferred revenues improve predictability of future revenues. Deferred revenues at February 29, 2004, have increased by more than 282% as compared to February 28, 2003.

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

In fiscal 2005, we are focused on, among other things, (i) continuing to build on the global market momentum behind the adoption of Linux as an operating system by enterprise customers; (ii) continue our market penetration through channel partners; (iii) drive high renewal rates of subscriptions sold in prior periods and (iv) increase the contribution to our subscription sales by Intel hardware vendors.

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

Subscription Revenue

Subscription revenue is comprised of enterprise, retail and embedded revenues. An account receivable and deferred revenue are recorded at the time a customer enters a binding agreement for the purchase of a subscription and subscription services are made available to the customer.

Enterprise subscription revenue is comprised primarily of revenue from sales of Red Hat Enterprise Linux technology solutions, however we also generate enterprise subscription revenue from sales of Red Hat Linux, software development tools, technical support and maintenance fees. During fiscal 2003, we released the first versions of our RHEL offerings, Red Hat Enterprise Linux AS, ES and WS. These technologies are sold under a subscription agreement with specified renewal rates. Red Hat Enterprise Linux (“RHEL”) products generally have either one- or three-year base subscription periods. The base subscription entitles the end user to the technology itself and post customer support services (“PCS”) consisting of security errata, updates to the technology and upgrades to new versions of RHEL on a when and if available basis during the term of the subscription. We sell Red Hat Enterprise Linux through four channels: distribution, direct sales, original equipment manufacturers (“OEM’s”) and the Internet. We recognize the revenue from the sale of our RHEL offerings ratably over the period of the subscription beginning on the commencement date of the subscription agreement. We do not sell the RHEL technology or the components of the PCS that are included in the subscription on a stand-alone basis.

Subscription relationships with large enterprise customers often have contracts with multiple elements (e.g., software technology, maintenance and other services). We allocate revenue to each component of the contract based on objective evidence of its fair value. The fair value of the RHEL component of multiple element arrangements is supported by specific annual renewal rates in the individual customers’ contracts and significant evidence that our customers regularly renew their subscriptions to RHEL at the rates stated in the subscription agreement upon expiration of the original subscription term. The fair value of other service elements in multiple element arrangements is created by either (i) providing the customer with the ability during the term of the arrangement to purchase additional services at the same rate paid for the services included in the initial agreement or (ii) regularly selling our services on a stand-alone basis at rates that are substantially similar to those provided in the multiple element arrangement, or both. The services offered by us as part of these multiple element arrangements also meet all of the requirements set forth in SOP 97-2 to allow for these services to be accounted for separately. Enterprise subscription revenue also includes revenue from a few large Unix to Linux migration arrangements, which were sold prior to the release of RHEL in May 2002. Revenue from these pre-RHEL arrangements has generally been recognized ratably over the term of the arrangement as no pattern of performance is sufficiently discernible to allow for other than ratable recognition. The predominant portion of these pre-RHEL Enterprise Linux arrangements reached maturity during the second quarter of fiscal 2004. Upon maturity, many of these customers have purchased subscriptions to RHEL.

In addition, our enterprise subscription revenue is partially derived from sales of our Red Hat Network offerings. Red Hat Network is an internet-based set of services to assure the security, availability and reliability of all of our Red Hat software solutions hosted by us. Red Hat Network may be subscribed to at the time of and in addition to one of our RHEL offerings or on a stand-alone basis. Revenue from enterprise subscriptions is recognized ratably over the term of the subscription.

Through our retail distributors, we have historically sold Red Hat Linux consumer products. The retail product is currently offered in one version: Red Hat Professional Workstation. During fiscal 2004, Red Hat sold two different versions of Red Hat Linux (9 and Professional Workstation). In accordance with SOP 97-2, the revenue associated with products whose subscription period is 30 days or less is recognized immediately because the cost to us associated with such subscriptions is de minimis. For retail products whose subscription period is greater than 30 days, we recognize the revenue ratably over the period that the subscription services are provided. A reserve for sales returns is recognized for sales of retail software products to distributors, who have a right of return, based on our historical experience of sell-through to the end user by the distributor. The return rate we experienced over the last three retail product releases has averaged 18.0%. Because we are able to estimate returns historically, within a reasonable degree of accuracy, we believe the fee is fixed and determinable, collection of the resulting receivable is probable and product returns are estimable at the time its retail products sell into the retailer. Our retail customers do not receive the right to future upgrades or new versions of our technology.

Embedded subscription revenue consists of revenue for technical support and maintenance services provided pursuant to software compiling, debugging, and optimization agreements. Revenue from embedded subscriptions is recognized ratably over the term of the agreement, which is typically 12 months.

Services Revenue

Services revenue is comprised of embedded development and enterprise services.

Enterprise services are comprised of revenue for consulting services, engineering services, and customer training and education. Consulting services are provided under agreements where customers pay us on an hourly basis to assist in the deployment of our open source technologies. Revenue from customer training and education is recognized at the date the services are performed.

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

RESTATEMENT

Our previously issued consolidated balance sheets as of February 29, 2004 and February 28, 2003 and consolidated statements of operations, of stockholders’ equity and of cash flows for the three fiscal years in the period ended February 29, 2004, have been restated to reflect our change in accounting to correct our method of revenue recognition related to subscription agreements. The restatement also reflects certain non-recurring adjustments to our unaudited quarterly results for the first, second and third quarters of fiscal 2004 as more fully described in NOTE 3—Restatement of Consolidated Financial Statements. Historically, we had recognized revenue for subscription agreements ratably on a monthly basis, meaning that for a one-year subscription one-twelfth of the subscription revenue was recognized in the calendar month of commencement of the subscription and the remaining revenue was recognized over the next 11 calendar months. In the first quarter of fiscal 2005, we began recognizing revenue over the term of each particular subscription agreement, beginning on the commencement date of the subscription agreement. The effect of using the new method on our previously reported financial statements is to defer a portion of the revenue that had been previously recognized in the month of commencement of a subscription to the month in which the subscription ends. See NOTE 3 to the Consolidated Financial Statements for further discussion.

RESULTS OF OPERATIONS

	Year Ended
	February 29, 2004	February 28, 2003	February 28, 2002
	restated	restated	restated
Subscription and services revenue:
Subscription:
Enterprise technologies	$66,972	$29,934	$17,730
Retail	13,525	14,686	19,651
Embedded	1,911	3,321	5,512

Total subscription revenue	82,408	47,941	42,893

Services:
Enterprise technologies	37,764	38,522	24,354
Embedded development services	4,565	3,812	12,256

Total services revenue	42,329	42,334	36,610

Total subscription and services revenue	124,737	90,275	79,503

Gross profit on enterprise technologies, retail and embedded revenue	90,801	59,256	50,721
Operating expense:
Sales and marketing	40,758	33,401	35,581
Research and development	26,483	22,439	20,535
General and administrative	20,450	17,907	22,217
Lease buyout costs	—	285	1,501
Amortization of goodwill	—	—	48,397
Amortization of intangibles	164	1,062	1,150
Restructuring charges	—	1,461	56,122

Total operating expense	87,855	76,555	185,503

Income (loss) from continuing operations	2,946	(17,299)	(134,782)
Other income (expense), net	10,786	10,826	15,535

Income (loss) from continuing operations before extraordinary item	13,732	(6,473)	(119,247)
Discontinued operations:
Loss from discontinued operations	—	—	(10,355)

Income (loss) before extraordinary item	13,732	(6,473)	(129,602)
Extraordinary item-loss on disposal of discontinued operations	—	(261)	(10,347)

Net income (loss)	$13,732	$(6,734)	$(139,949)

Years Ended February 29, 2004 and February 28, 2003

Subscription revenue

Subscription revenue is comprised of revenue from enterprise technologies, retail product and embedded customers. Subscription revenue increased 71.9% to $82.4 million for the year ended February 29, 2004 from $47.9 million for the year ended February 28, 2003.

Enterprise technologies subscription

Enterprise technologies subscription revenue primarily relates to both direct and indirect sales of Red Hat Enterprise Linux and other related software subscriptions such as Red Hat Clustering Suite and Systems Management Services provided by Red Hat Network. Enterprise technologies subscription revenue increased 123.7% to $67.0 million for the year ended February 29, 2004 from $29.9 million for the year ended February 28, 2003. For the fiscal year ended February 29, 2004, we sold approximately 169,500 subscriptions to our Red Hat Enterprise Linux offerings compared to 36,500 subscriptions in the previous fiscal year. The average number of units that were deployed during the year ended February 29, 2004 approximated 68,000 compared to approximately 13,500 in the same period in the prior year. Our RHEL products, AS, ES and WS, are sold under subscription agreements. These arrangements typically have a one-year subscription period. The base subscription generally entitles the end user to one year of maintenance, which entitles the end user to configuration support, and updates and upgrades to the technology, when and if available, during the term of the subscription. Subscription volumes increased each quarter during fiscal 2004. The increase in sales volume is being driven by the market acceptance of using the Linux operating system in mission critical areas of computing by the large enterprise, as well as the strategic agreements we entered into with leading technology companies that provide for the distribution of Red Hat Enterprise Linux by these companies, which agreements are more fully discussed in Part I, Item 1 under “Business—Strategic Relationships” above.

Retail technologies

Retail revenue, which consists of sales of Red Hat Linux and Professional Workstation to consumers through either value added resellers or distributors, decreased 7.9% to $13.5 million for the year ending February 29, 2004 from $14.7 million for the year ended February 28, 2003. This decrease is due to our focus on the sale of subscriptions to our enterprise technologies to large enterprises rather than on the consumer market. This market is no longer a strategic source of revenue for us, therefore we expect our retail revenues to continue to decline in fiscal 2005 as we will not aggressively promote new products through this channel. We expect that our retail revenues will be less than $5.0 million in fiscal 2005 unless we later decide to put new products into the retail channel. We do not believe that retail revenues are currently a significant component of our revenues.

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

Cost of revenue

Cost of subscription revenue

The cost of enterprise technologies and retail subscription revenue primarily consists of expenses we incur to manufacture, package, distribute and support our solutions. These costs include expenses for physical media, literature and packaging, fulfillment and shipping, labor related costs to provide technical support and maintenance (of which the largest component is labor cost). Cost of subscription revenue increased 13.8% to $9.3 million in the year ended February 29, 2004 from $8.2 million in the year ended February 28, 2003. This increase was entirely related to an increase in the cost of providing technical support and maintenance of our enterprise products which is primarily email or telephone support to end users. The increase in support costs was due to the increased number of subscriptions to Red Hat Enterprise Linux that we sold during fiscal 2004, approximately 169,500 compared to 36,500 in the prior fiscal year. As the number of subscriptions for Red Hat Enterprise Linux continues to increase, our cost of subscription revenues will also increase.

Cost of services revenue

Cost of services revenue is primarily comprised of salaries and related costs—including non-cash, stock-based compensation charges—incurred for our personnel to deliver custom development, open source consulting engineering, training and education, and hardware certification services. Cost of services revenue increased 8.6% to $24.3 million in the year ended February 29, 2004 from $22.3 million in the year ended February 28, 2003. The increase is directly related to the increase in our Enterprise technologies services revenue. The cost of our customer training and education services increased $3.8 million, which is consistent with the increase in revenue. This increase was partially offset by a $1.5 million decrease in our professional consulting costs related to headcount reductions to our consulting staff during fiscal 2004 as we have revised our consulting strategy to focus on strategic consulting and entered into agreements to provide people-intensive development consulting.

Gross profit

Gross profit increased 53.2% to $90.8 million in the year ended February 29, 2004 from $59.3 million in the year ended February 28, 2003. This increase was entirely due to the increase in revenue and profitability related to our high gross margin Red Hat Enterprise Linux offerings. The growth and profitability of our Enterprise business was offset by a slight decline in the Embedded segment, which had gross profit of $2.6 million in fiscal 2004 as compared to $2.9 million in fiscal 2003.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs—including non-cash, stock-based compensation charges—for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and tradeshows. Sales and marketing expense increased 22.0% to $40.8 million in the year ended February 29, 2004 from $33.4 million in the year ended February 28, 2003. This increase was primarily due to a $3.7 million increase in North America and $4.9 million increase related to our international operations. We have increased our sales force in all geographies in the past twelve months. These increases were partially offset by lower spending on marketing.

Research and development

Research and development expense consists primarily of personnel and related costs—including non-cash, stock-based compensation charges—for development of software technologies and systems management offerings. Research and development expense increased 18.0% to $26.5 million in the year ended February 29, 2004 from $22.4 million in the year ended February 28, 2003. The increase in research and development expense resulted from increased spending related to adding enterprise engineers to support the development and integration of our Red Hat Enterprise Linux operating systems and Red Hat Network and costs of research and development personnel from the acquisition of Sistina, Inc. in late December 2003.

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

Years Ended February 28, 2003 and February 28, 2002

Total revenue

Total revenue increased 13.5% to $90.3 million for the year ended February 28, 2003 from $79.5 million in the year ended February 28, 2002. The increase was driven by significant growth in our enterprise subscription and services revenues of our business partially offset by a decline in the embedded segment of our business.

Subscription revenue

Subscription revenue increased to $47.9 million for the year ended February 28, 2003 from $42.9 million for the year ended February 28, 2002.

Enterprise technologies subscription

Enterprise technologies revenue increased 68.8% to $29.9 million for the year ended February 28, 2003 from $17.7 million for the year ended February 28, 2002. For the fiscal year ended February 28, 2003, we sold approximately 36,500 subscriptions to our Red Hat Enterprise Linux AS operating system. This significantly exceeded management’s expectations of the number of subscriptions to be sold in the initial year of the release of our Red Hat Enterprise Linux technologies. In addition, Red Hat Network, our systems management services offering, increased revenue by $1.8 million for the year ended February 28, 2003. Our enterprise offerings are sold with annual renewable subscriptions and all have 12 month revenue recognition periods to match the subscription period. Therefore, we will continue to recognize revenue on these subscriptions through fiscal 2004 and expect to increase the number of subscriptions sold to Red Hat Enterprise technologies sequentially quarter over quarter during the next 12 months. We are focused on building the first layer of renewable enterprise subscriptions which will begin to renew in the third quarter of our fiscal 2004.

Retail technologies

Retail revenue decreased 25.3% to $14.7 million for the year ended February 28, 2003 from $19.7 million for the year ended February 28, 2002. This decrease is due to our focus during fiscal 2003 on the sale of subscriptions to our enterprise technologies to large enterprise customers rather than on the consumer market. Retail technologies revenue has been separately stated on the accompanying Consolidated Statement of Operations as this market is no longer a strategic source of revenue for us but instead represents a channel for providing leading edge technology to sophisticated users. We are focused on the sale of subscriptions to our enterprise technologies to large enterprises rather than the consumer market.

Embedded subscription

Embedded subscription revenue decreased 39.7% to $3.3 million for the year ended February 28, 2003 from $5.5 million for the year ended February 28, 2002. The decrease in embedded markets is primarily due to the weak performance of the semiconductor and telecommunications industries that has affected research and development spending during this period.

Services revenue

Enterprise technologies services

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

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue decreased 12.6% to $8.2 million in the year ended February 28, 2003 from $9.4 million in the year ended February 28, 2002. This decrease was related to a $1.4 million reduction in expenses incurred for physical media, literature, packaging and fulfillment related to our retail product, which is consistent with the decline in retail revenues, partially offset by an increase in the cost of providing technical support and maintenance for our enterprise products.

Cost of services revenue

Cost of services revenue increased $3.7 million or 19.9% to $22.3 million in the year ended February 28, 2003 from $18.6 million in the year ended February 28, 2002. The increase is directly related to the increase in our enterprise technologies services revenue. The cost of our customer training and education services increased $1.4 million and our enterprise consulting services increased by $5.2 million related to headcount additions to our consulting staff. These increases were partially offset by a decrease of $2.9 million in embedded development services costs as a result of the restructuring of this segment which was completed in February 2002.

Gross Profit

Gross profit increased 16.8% to $59.2 million in the year ended February 28, 2003 from $50.7 million in the year ended February 28, 2002. This increase was entirely due to the increase in revenue and profitability related to our Red Hat Enterprise Linux offerings which were introduced during the fiscal year ended February 28, 2003 and carry significantly higher gross margins than our retail and embedded product offerings. The strength in growth and profitability of our enterprise business was offset by the significant decline in the embedded segment which had gross profit of $2.9 million in fiscal 2003 as compared to $10.3 million in fiscal 2002.

Operating expenses

Sales and marketing

Sales and marketing expense decreased 6.1% to $33.4 million in the year ended February 28, 2003 from $35.6 million in the year ended February 28, 2002. This decrease was primarily due to a reduction in our spend on marketing activities of $2.3 million partially offset by an increase in enterprise sales costs as we increased the size of our direct outside sales force.

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

General and administrative

General and administrative expense decreased 19.4% to $17.9 million in the year ended February 28, 2003 from $22.2 million in the year ended February 28, 2002. This decrease resulted from a significant decrease in the number of companies acquired during fiscal 2003 resulting in a decrease in merger and acquisition expenses to $522,000 for the year ended February 28, 2003 from $4.7 million for the year ended February 28, 2002 and a decrease in stock-based compensation expense of $1.8 million, and was partially offset by increased health and directors and officers insurance costs and bad debt expenses.

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

As a result of the termination of 160 employees due to the restructuring of our business and the discontinuing of our network consulting business, our annual payroll and payroll related costs were reduced by approximately $15.9 million beginning in March 2003.

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

One of the keys to our business strategy is to receive increasing annual subscription revenues on a per-server basis by providing additional value to our customers in the form of layers of technology that will be provided on top of our Red Hat Enterprise Linux operating system and through providing additional systems management services. Sistina provides us with a global file system solution which is our initial entry into the storage management marketplace. We completed this acquisition in December 2003 and it is too early to assess the results of this acquisition.

Liquidity and Capital Resources

We have historically derived a significant portion of our liquidity and operating capital from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and secondary public offerings, and from cash flows from operations. At February 29, 2004, we had total cash and investments of $941.4 million, which is comprised of $544.9 million in cash and cash equivalents, $63.7 million of short-term, fixed-income investments and $332.8 million of long-term, fixed-income investments. At February 28, 2003 we had total cash and investments of approximately $292.3 million. This significant increase in cash and investments during fiscal year 2004 is due to $584.7 million in net proceeds raised from the issuance of convertible debentures in January 2004 and approximately $61.6 million in cash generated from our operations during fiscal 2004.

At February 29, 2004, cash and cash equivalents totaled $544.9 million, an increase of $499.6 million as compared to February 28, 2003. The increase in cash and cash equivalents during fiscal 2004 resulted primarily from: the issuance of the convertible debentures in January 2004, net of issuance of costs, of $584.7 million, cash provided by operations of $61.6 million, a total of $28.8 million in cash received from the exercise of common stock options and sale of common stock under our employee stock purchase plan, net cash acquired in the acquisition of Sistina of $3.4 million, and $4.1 million in employee income taxes withheld from the exercise of common stock options in February 2004 which were disbursed in March 2004. These sources of cash were offset by the purchase of investments in debt securities, net of sales of debt securities, of $150.7 million, purchases of property and equipment of $13.2 million, primarily related to the re-implemenation of our Oracle instance, $15.0 million of cash, net, used to pay down our line of credit and $1.2 million of cash used to pay down capital lease obligations.

Cash provided by operations of $61.6 million in the year ended February 29, 2004, represented the net income of $13.7 million, an increase in deferred revenue of $53.3 million, an increase in accounts payable of $1.5 million, an increase in accrued expenses of $2.0 million and net non-cash charges of $12.4 million. These sources of cash were partially offset by an increase in accounts receivable of $18.5 million and an increase in prepaid expenses and other current assets, including inventory, of $2.4 million. The increase in accounts receivable and deferred revenue primarily resulted from an increase in the number of subscriptions sold to Red Hat Enterprise Linux to 87,000 subscriptions in the fourth quarter of fiscal 2004 as compared to the sale of 21,500 subscriptions to Red Hat Enterprise Linux in the fourth quarter of fiscal 2003. In the fiscal year ended February 28, 2003, cash used in operations was $758,000. The significant improvement in our cash flow from operations in fiscal 2004 is a result of increased sales of annual subscriptions to Red Hat Enterprise Linux, which resulted in the $53.3 million increase in deferred revenues, as well as management’s continued focus on improved operating profits and preserving our cash balance. We do not believe that there are any collectibility or billing problems with our customers that have not been appropriately reserved at each balance sheet date.

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

In January 2004, we issued $600 million in convertible senior debentures to the initial purchaser, a sophisticated, accredited investor with a pre-existing relationship with us, in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and the debentures were resold by the initial purchaser to qualified institutional buyers under Rule 144A of the Securities Act. The debentures mature on January 15, 2024 and bear interest at a rate of 0.5% per annum, payable semiannually on January 15 and July 15 of each year. The debentures are senior unsecured obligations and rank equally in right of payment with all of our other existing and future unsecured and unsubordinated debt. The debentures are convertible into shares of our common stock under certain circumstances prior to maturity at a conversion rate of 39.0753 shares per $1,000 principal amount of debentures (which represents a conversion price of approximately $25.59 per share) subject to adjustment under certain conditions. We may redeem the debentures, in whole or in part, in cash at any time on or after January 15, 2009. Holders of the debentures may require us to redeem the debentures, in whole or in part, in cash on January 15 of 2009, 2014 and 2019. As of February 29, 2004, no debentures were redeemed. Accrued interest to the redemption date will be paid by us in any such redemption. No interest payments were made during the year ended February 29, 2004. Accrued interest at February 29, 2004 was $0.4 million. See Note 13 to the Consolidated Financial Statements for further discussion.

At February 28, 2003, cash and cash equivalents totaled $45.2 million, a decrease of $10.2 million as compared to February 28, 2002. The decrease in cash and cash equivalents during fiscal 2003 resulted primarily from the following sources: the purchase of investments in debt securities, net of sales of debt securities, of $8.3 million, cash used by operations of $758,000, purchases of property and equipment of $6.8 million, cash used in the acquisition of a business of $1.2 million, and $764,000 used to fund stock repurchases. These uses of cash were offset by $4.9 million of cash raised from borrowings, net of repayments, and $3.0 million in cash received from the exercise of common stock options and sale of common stock under our employee stock purchase plan.

Cash used in operations of $758,000 in the year ended February 28, 2003, represented the net loss of $6.7 million, an increase in accounts receivable of $8.3 million, an increase in prepaid expenses and other current assets of $2.6 million, a decrease in accounts payable of $1.0 million and a decrease in accrued expenses of

$6.3 million. These uses of cash were partially offset by an increase in deferred revenue of $9.6 million, an increase in deferred lease credits of $1.6 million and net non-cash charges of $13.7 million. Cash used in operations during fiscal 2003 includes $2.5 million for payments of restructuring costs which contributed to the $6.3 million reduction in accrued expenses. In the fiscal year ended February 28, 2002, cash used in operations was $7.5 million. The significant improvement in our cash flow used in operations in fiscal 2003 is a result of management’s increased focus on improved operating results and preserving our cash balance, as well as a result of sales of annual subscriptions to Red Hat Enterprise Linux, which resulted in the $9.6 million increase in our deferred revenues and the increase in our accounts receivable of $8.3 million.

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

We have incurred net losses in seven of our previous nine fiscal years. As of February 29, 2004, we had an accumulated deficit of $277.2 million. While we have achieved profitability in fiscal 2004 on a restated basis of $13.7 million, we cannot be certain that we will be able to sustain or increase profitability. Failure to increase or maintain profitability may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

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

We depend on our key personnel.

Our future success depends on the continued services of a number of key officers, including our Chief Executive Officer and President, Matthew J.Szulik, our Executive Vice President—Engineering, Paul Cormier,

our Executive Vice President—Chief Financial Officer, Kevin B. Thompson and our Executive Vice President—Worldwide Sales, Alex Pinchev. The loss of the technical knowledge and industry expertise of any of these individuals could seriously impede our success. Moreover, the loss of one or a group of our key employees, particularly to a competitor, and any resulting loss of customers could reduce our market share and diminish the Red Hat brand.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Red Hat, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Red Hat, Inc. and its subsidiaries at February 29, 2004 and February 28, 2003, and the results of their operations and their cash flows for each of the three years in the period ended February 29, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 3, the Company has restated its consolidated financial statements for each of the three fiscal years in the period ended February 29, 2004.

/s/    PRICEWATERHOUSECOOPERS LLP

Raleigh, North Carolina

May 6, 2004, except for Notes 2 and 3,

as to which the date is July 27, 2004

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands—except share amounts)

	February 29, 2004	February 28, 2003
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$544,889	$45,250
Investments in debt securities	63,712	45,216
Accounts receivable, net	38,346	17,429
Estimated earnings in excess of billings	4,326	6,978
Inventory	2,794	1,594
Prepaid expenses and other current assets	5,971	4,817

Total current assets	660,038	121,284
Property and equipment, net	29,448	22,972
Goodwill and identifiable intangibles, net	69,713	40,828
Investments in debt securities	332,783	201,874
Debt issue costs-convertible notes	15,103	—
Other assets, net	4,568	4,334

Total assets	$1,111,653	$391,292

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,154	$5,502
Accrued expenses	15,619	7,614
Deferred revenue	62,751	17,207
Short term payable	—	15,008
Current portion of capital lease obligations	898	1,240

Total current liabilities	86,422	46,571
Deferred lease credits	5,359	5,382
Long term deferred revenue	10,945	2,077
Capital lease obligations	538	1,393
Convertible notes	600,000	—
Commitments and contingencies	—	—
Stockholders’ equity:
Noncontrolling interest in subsidiary	359	115
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.0001 par value, 300,000,0000 shares authorized, 183,803,289 and 172,917,782 shares issued, and 181,665,389 and 170,779,882 shares outstanding at February 29, 2004 and February 28, 2003, respectively	18	17
Additional paid-in capital	695,722	630,798
Deferred compensation	(9,293)	(2,403)
Accumulated deficit	(277,224)	(290,956)
Treasury stock, 2,137,900 shares at February 29, 2004 and February 28, 2003, respectively	(7,436)	(7,436)
Accumulated other comprehensive income	6,243	5,734

Total stockholders’ equity	408,389	335,869

Total liabilities and stockholders’ equity	$1,111,653	$391,292

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands—except per share amounts)

	Year Ended
	February 29, 2004	February 28, 2003	February 28, 2002
	(Restated)	(Restated)	(Restated)
Subscription and services revenue:
Subscription:
Enterprise technologies	$66,972	$29,934	$17,730
Retail	13,525	14,686	19,651
Embedded	1,911	3,321	5,512

Total subscription revenue	82,408	47,941	42,893

Services:
Enterprise technologies	37,764	38,522	24,354
Embedded development services	4,565	3,812	12,256

Total services revenue	42,329	42,334	36,610

Total subscription and services revenue	124,737	90,275	79,503

Cost of subscription and services revenue:
Subscription:
Enterprise technologies and retail	9,311	8,182	9,364
Embedded	357	496	790

Total cost of subscription revenue	9,668	8,678	10,154
Services:
Enterprise technologies	20,733	18,595	11,963
Embedded development services	3,535	3,750	6,692
Stock-based embedded development services	—	(4)	(27)

Total cost of services revenue	24,268	22,341	18,628

Total cost of subscription and services revenue	33,936	31,019	28,782

Gross profit enterprise technologies and retail	88,217	56,365	40,408
Gross profit embedded	2,584	2,891	10,313

Gross profit on enterprise technologies, retail and embedded revenue	90,801	59,256	50,721
Operating expense:
Sales and marketing	39,715	32,896	33,501
Stock-based sales and marketing expense	1,043	505	2,080
Research and development	25,562	21,274	16,429
Stock-based research and development expense	921	1,165	4,106
General and administrative	18,502	15,761	18,226
Stock-based general and administrative expense	1,948	2,146	3,991
Lease buyout costs	—	285	1,501
Amortization of goodwill	—	—	48,397
Amortization of intangibles	164	1,062	1,150
Restructuring charges	—	1,461	56,122

Total operating expense	87,855	76,555	185,503

Income (loss) from continuing operations	2,946	(17,299)	(134,782)
Other income, net	10,786	10,826	15,535

Income (loss) from continuing operations before extraordinary item	13,732	(6,473)	(119,247)
Discontinued operations:
Loss from discontinued operations	—	—	(10,355)

Loss before extraordinary item	13,732	(6,473)	(129,602)
Extraordinary item-loss on disposal of discontinued operations	—	(261)	(10,347)

Net income (loss)	$13,732	$(6,734)	$(139,949)

Basic Income (Loss) Per Common Share:
Income (loss) from continuing operations before extraordinary item	$0.08	$(0.04)	$(0.71)
Discontinued operations:
Loss from discontinued operations	—	—	$(0.06)
Extraordinary item-loss on disposal of discontinued operations	—	—	$(0.06)

Net income (loss)	$0.08	$(0.04)	$(0.83)

Diluted Income (Loss) Per Common Share:
Income (loss) from continuing operations before extraordinary item	$0.08	$(0.04)	$(0.71)
Discontinued operations:
Loss from discontinued operations	—	—	$(0.06)
Extraordinary item-loss on disposal of discontinued operations	—	—	$(0.06)

Net income (loss)	$0.08	$(0.04)	$(0.83)

Weighted average shares outstanding
Basic	174,003	170,158	169,451
Diluted	182,913	170,158	169,451

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

As Restated

(in thousands)

	Noncontrolling Interest In Subsidiary	Preferred Stock		Common Stock		Additional Paid-In Capital				Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount		Deferred Compensation	Accumulated Deficit	Treasury Stock
Balance at February 28, 2001 (Restated)	$—	—	$—	168,486	$17	$643,712	$(36,051)	$(144,273)	$—	$193	$463,598
Minority interest	74	—	—	—	—	—	—	—	—	—	74
Net loss	—	—	—	—	—	—	—	(139,949)	—	—	(139,949)
Other comprehensive income:
Unrealized loss on investments in marketable securities	—	—	—	—	—	—	—	—	—	(2,016)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(891)

Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(2,907)	(2,907)

Comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	(142,856)

Exercise of common stock options and warrants	—	—	—	1,956	—	2,548	—	—	—	—	2,548
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	161	—	634	—	—	—	—	634
Common stock issued for acquisition earnouts	—	—	—	1,056	—	9	—	—	—	—	9
Common stock repurchase	—	—	—	—	—	—	—	—	(6,672)	—	(6,672)
Write-off of deferred compensation related to acquisitions	—	—	—	—	—	(21,281)	21,281	—	—	—	—
Deferred compensation related to stock options	—	—	—	—	—	(2,529)	2,529	—	—	—	—
Deferred compensation related to restricted stock	—	—	—	—	—	3,540	(3,540)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	9,797	—	—	—	9,797

Balance at February 28, 2002 (Restated)	74	—	—	171,659	17	626,633	(5,984)	(284,222)	(6,672)	(2,714)	327,132
Minority interest	41	—	—	—	—	—	—	—	—	—	41
Net loss	—	—	—	—	—	—	—	(6,734)	—	—	(6,734)
Other comprehensive income:
Unrealized gain on investments in marketable securities	—	—	—	—	—	—	—	—	—	7,410
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,038

Other comprehensive income	—	—	—	—	—	—	—	—	—	8,448	8,448

Comprehensive income	—	—	—	—	—	—	—	—	—	—	1,714

Exercise of common stock options	—	—	—	762	—	2,415	—	—	—	—	2,415
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	161	—	576	—	—	—	—	576
Common stock issued for acquisitions	—	—	—	336	—	1,288	—	—	—	—	1,288
Common stock repurchase	—	—	—	—	—	—	—	—	(764)	—	(764)
Deferred compensation related to stock options	—	—	—	—	—	(114)	114	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	3,467	—	—	—	3,467

Balance at February 28, 2003 (Restated)	115	—	—	172,918	17	630,798	(2,403)	(290,956)	(7,436)	5,734	335,869
Minority interest	244	—	—	—	—	—	—	—	—	—	244
Net Income	—	—	—	—	—	—	—	13,732	—	—	13,732
Other comprehensive income:
Unrealized loss on investments in marketable securities	—	—	—	—	—	—	—	—	—	(1,263)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,772

Other comprehensive income	—	—	—	—	—	—	—	—	—	509	509

Comprehensive income	—	—	—	—	—	—	—	—	—	—	14,241

Exercise of common stock options	—	—	—	8,675	1	23,657	—	—	—	—	23,658
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	230	—	1,014	—	—	—	—	1,014
Common stock issued for acquisitions	—	—	—	1,980	—	30,685	—	—	—	—	30,685
Deferred compensation related to acquisitions	—	—	—	—	—	—	(466)	—	—	—	(466)
Deferred compensation related to stock options	—	—	—	—	—	3,233	(3,233)	—	—	—	—
Deferred compensation related to restricted stock	—	—	—	—	—	6,335	(6,335)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	3,144	—	—	—	3,144

Balance at February 29, 2004 (Restated)	$359	—	$—	183,803	$18	$695,722	$(9,293)	$(277,224)	$(7,436)	$6,243	$408,389

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	February 29, 2004	February 28, 2003	February 28, 2002
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$13,732	$(6,734)	$(139,949)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,871	6,519	59,720
Stock-based compensation expense	3,144	3,466	9,766
Noncash restructuring charges		1,359	1,887
Write-off of goodwill	—	—	48,958
Loss on disposal of discontinued operations	—	—	10,347
Noncontrolling interest in subsidiary	244	41	74
Write-down of equity investments	—	—	4,250
Noncash interest expense	9	147	40
Amortization of debt issuance costs	393	—	—
Provision for doubtful accounts	1,678	2,107	1,533
Provision for inventory obsolescence	40	88	—
Loss on abandonment of property and equipment	—	290	1,859
Changes in operating assets and liabilities:
Accounts receivable	(18,487)	(8,326)	9,405
Inventory	(1,240)	(445)	121
Prepaid expenses	(1,158)	(2,187)	455
Intangibles and other assets	(458)	(888)	(420)
Accounts payable	1,496	(1,031)	(3,945)
Accrued expenses	1,999	(6,334)	(7,460)
Deferred revenue	53,335	9,566	(4,120)
Deferred lease credits	(23)	1,604	—

Net cash provided by (used in) operating activities	61,575	(758)	(7,479)

Cash flows from investing activities:
Purchase of investment securities	(278,177)	(151,725)	(393,031)
Proceeds from sales and maturities of investment securities	127,509	143,463	376,909
Acquisitions of businesses, net of cash acquired	3,380	(1,222)	(994)
Purchase of property and equipment	(13,209)	(6,766)	(6,752)

Net cash used in investing activities	(160,497)	(16,250)	(23,868)

Cash flows from financing activities:
Proceeds from notes payable	67,957	68,380	35,956
Repayments of notes payable	(82,971)	(63,520)	(28,746)
Issuance of notes receivable	—	—	(866)
Proceeds from issuance of convertible debt	600,000	—	—
Offering costs – issuance of convertible debt	(15,278)	—	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,014	576	634
Proceeds from exercise of common stock options and warrants	27,764	2,415	2,589
Purchase of treasury stock	—	(764)	(6,672)
Payment of capital lease obligations	(1,230)	(1,335)	(402)

Net cash provided by financing activities	597,256	5,752	2,493

Effect of foreign currency exchange rates on cash and cash equivalents	1,305	1,038	(891)
Net increase (decrease) in cash and cash equivalents	499,639	(10,218)	(29,745)
Cash and cash equivalents at beginning of year	45,250	55,468	85,213

Cash and cash equivalents at end of year	$544,889	$45,250	$55,468

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

Red Hat, Inc. is incorporated in Delaware. During January 2002, the Company adopted a formal plan to discontinue its network consulting operations. Accordingly, the Consolidated Statements of Operations for fiscal 2002 presents the results of the network consulting operations separately from continuing operations (see NOTE 5) for periods prior to and including such date.

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

Internal Use Software

In accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), the Company capitalized $5.2 million and $5.9 million in costs related to the development of internal use software for its website, enterprise resource planning system, and systems management applications during the years ended February 29, 2004 and February 28, 2003, respectively. The Company amortizes the costs of computer software developed for internal use on a straight-line basis over its estimated useful life of five years. The carrying value of internal use software is included in property and equipment on the Consolidated Balance Sheets (see NOTE 7).

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Enterprise subscription revenue is comprised primarily of revenue from sales of Red Hat Enterprise Linux technology solutions, however, through April 2004, the Company also generated enterprise subscription revenue from sales of Red Hat Linux and related software development tools. During fiscal 2003, the Company released the first version of its Red Hat Enterprise Linux offerings, Red Hat Enterprise Linux AS. In March 2003, two additional versions of Red Hat Enterprise Linux were released, Red Hat Enterprise Linux ES and WS. Red Hat Enterprise Linux (“RHEL”) products are offered with either one- or three-year base subscription periods; the substantial majority of the Company’s subscriptions have one-year terms. These technologies are sold under a subscription agreement with generally specified one- or three-year renewal rates. The base subscription entitles the end user to the technology itself and post customer support services (“PCS”) consisting of security errata, updates to the technology, upgrades to new versions of RHEL on a when and if available basis during the term of the subscription. The Company sells RHEL through four channels: distribution, direct sales, original equipment manufacturers (“OEM’s”) and the Internet. The Company recognizes the revenue from the sale of our Red Hat Enterprise Linux offerings ratably over the period of the subscription beginning on the commencement date of the subscription agreement. Accounts receivable and deferred revenue balances are recognized at the time a customer has entered into a binding agreement with the Company and the Company has the right to bill the customer under the terms of each particular agreement. The Company does not sell the RHEL technology or the components of the PCS that are included in the subscription on a stand-alone basis.

Subscription arrangements with large enterprise customers often have contracts with multiple elements (e.g., software technology, maintenance, training, consulting and other services). The Company allocates revenue to each element of the arrangement based on objective evidence of its fair value. The fair value of the RHEL component of multiple element arrangements is supported by specific annual renewal rates in the individual customers’ contracts and significant historical evidence that the Company’s customers regularly renew their subscriptions to RHEL at the rates stated in the subscription agreement upon expiration of the original subscription term. In addition, in the majority of our sales transactions, the Company sells RHEL on a stand-alone basis, which provides further evidence of fair value. The fair value of other service elements in multiple element arrangements is created by either (i) providing the customer with the ability during the term of the arrangement to purchase additional services at the same rate paid for the services included in the initial agreement or (ii) selling the services on a stand-alone basis at rates that are the same as those provided in the

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

multiple element arrangement. The services offered by the Company as part of these multiple element arrangements also meet all of the requirements set forth in SOP 97-2 to allow for these services to be accounted for separately. Enterprise subscription revenue also includes revenue from a few large Unix to Linux migration arrangements that were sold prior to the release of RHEL in May 2002. Revenue from these pre- RHEL arrangements has been recognized ratably over the term of the arrangement as no pattern of performance is sufficiently discernible to allow for other than ratable recognition. These arrangements lapsed in or prior to the second quarter of fiscal 2004. Upon maturity, these customers purchased subscriptions to RHEL.

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

Through the Company’s retail distributors, the Company has historically sold Red Hat Linux consumer products. The retail product is currently offered in one version: Red Hat Professional Workstation. During fiscal 2004, Red Hat sold two different versions of Red Hat Linux (9 and Professional Workstation). In accordance with SOP 97-2, the revenue associated with products that have a subscription period of 30 days or less is recognized immediately because the cost to the Company associated with such subscriptions is de minimis. For retail products that have a subscription period for support services that is greater than 30 days, the Company recognizes the revenue ratably over the period that the subscription services are provided beginning on the estimated date of purchase by the end user. A reserve for sales returns is recognized for sales of retail software products to distributors, who have a right of return, based on the Company’s historical experience of sell-through to the end user by the distributor. Most of the Company’s retail distribution agreements provide that distributors only have 90 days from date of original shipment to return unsold products. Because the Company is able to estimate returns with a reasonable degree of accuracy, the fee is fixed and determinable, collection of the resulting receivable is probable and product returns are estimable at the time its retail products sell into the retailer, the Company recognizes revenues from sales of retail products with subscription periods less than 30 days upon shipment to the distributor. The Company’s retail customers do not receive the right to future upgrades or new versions of its technology.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock based employee compensation:

	Year Ended February 29, 2004	Year Ended February 28, 2003	Year Ended February 28, 2002
	Restated	Restated	Restated
Net income (loss), as reported	$13,732	$(6,734)	$(139,949)
Add: book compensation expense	3,144	3,467	9,797
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(79,251)	(31,520)	(60,365)

Pro forma net loss	$(62,375)	$(34,787)	$(190,517)

Earnings per share data basic and diluted:
Basic—as reported	$0.08	$(0.04)	$(0.83)
Diluted—as reported	$0.08	$(0.04)	$(0.83)
Basic and diluted—pro forma	$(0.36)	$(0.20)	$(1.13)

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

Income Taxes

The Company accounts for income taxes using the liability method which requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of the Company’s assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when realization of the benefit of deferred tax assets is not deemed to be more likely than not.

Foreign Currency Translation

The Euro has been determined to be the functional currency for the Company’s European operations and local currencies have been determined to be the functional currencies for the Company’s Asian operations.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign exchange gains and losses, which result from the process of remeasuring foreign currency transactions into the appropriate functional currency, are included in other income (expense), net in the Company’s Consolidated Statements of Operations. The translation of foreign currency financial statements into U.S. Dollars is included in other comprehensive income, which is a separate component of stockholders’ equity. Net foreign exchange gains (losses), included in other income, were ($140,000), ($800,000) and $397,000 for the years ended February 29, 2004 and February 28, 2003 and 2002, respectively.

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

Net Income (Loss) Per Common Share

The Company computes net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” (“SFAS 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net income (loss) per common share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) available to common stockholders per common share (“Diluted EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options. The calculation of diluted net income (loss) per share available to common stockholders does not include 8,437,951, and 8,816,080 potential shares of common stock equivalents for the years ended February 28, 2003 and 2002, respectively, as their impact on net income (loss) per share would be antidilutive. The shares underlying the Convertible Senior Debentures described in Note 13 are not included in the calculation of net income (loss) per share due to the debentures’ contingent conversion feature. The Debentures were not convertible at February 29, 2004.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s enterprise segment principally relates to the sale of Red Hat software subscriptions or support services subscriptions for enterprise customers using Red Hat software. Red Hat enterprise products are infrastructure technologies and the Company’s enterprise services are provided in support of the enterprise software that it distributes.

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

The Company has international sales offices in the United Kingdom, France, Italy, Ireland, Germany, Hong Kong, Korea, Australia, India and Japan. The Company manages its international business on a Europe-wide and Asia Pacific-wide basis. The following disclosure aggregates individually immaterial international operations and separately discloses the significant international operations at and for the years ended February 29, 2004 and February 28, 2003 and 2002, as restated (in thousands):

	North America	Europe	Asia Pacific and Japan	Total

	Year Ended February 29, 2004
Revenue from unaffiliated customers	$85,741	$22,008	$16,988	$124,737
Net income (loss) available to common stockholders	$19,908	$(3,251)	$(2,925)	$13,732
Total assets	$1,069,800	$23,193	$18,660	$1,111,653

	Year Ended February 28, 2003
Revenue from unaffiliated customers	$63,163	$15,342	$11,770	$90,275
Net income (loss) available to common stockholders	$(13,872)	$4,275	$2,863	$(6,734)
Total assets	$374,533	$10,218	$6,541	$391,292

	Year Ended February 28, 2002
Revenue from unaffiliated customers	$56,146	$11,571	$11,786	$79,503
Net income (loss) available to common stockholders	$(141,016)	$1,371	$(304)	$(139,949)
Total assets	$358,142	$8,349	$3,811	$370,302

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” in January 2003 and amended the Interpretation in December 2003. FIN 46 requires an investor with a majority of the variable interests (“primary beneficiary”) in a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. Development-stage entities that have sufficient equity invested to finance the activities they are currently engaged in and entities that are businesses, as defined in the Interpretation, are not considered VIEs. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003, and the Company is required to apply the remaining provisions of the Interpretation for the period ending February 28, 2005. The Company has begun a review of its investments in both non-marketable and marketable equity securities, as well as other arrangements, to determine whether the Company is the primary beneficiary of any VIEs. The Company is currently unaware of any relationship with VIEs in which it is the primary beneficiary. Once the Company’s review is completed, there may be material relationships that require accounting for in accordance with FIN 46.

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

It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. To date, the Company has not been required to make any such payment or to modify infringing software. The Company believes that if it were to incur a loss in any of these matters, it is not probable that such loss would have a material effect on the Company’s business or financial condition. It is possible, however, that such loss could have a material impact on the Company’s results of operations in an individual reporting period.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—Restatement of Consolidated Financial Statements

The Company’s previously issued consolidated balance sheets as of February 29, 2004 and February 28, 2003 and the consolidated statements of operations, of stockholders’ equity and of cash flows for the three fiscal years in the period ended February 29, 2004 have been restated to correct the Company’s method of accounting for subscription agreements. Historically, the Company had recognized revenue for subscription agreements ratably on a monthly basis, meaning that for a one-year subscription, one-twelfth of the subscription revenue was recognized in the calendar month of commencement of the subscription and the remaining revenue was recognized over the next 11 calendar months. In the first quarter of fiscal 2005, the Company began to recognize revenue ratably over the period of each particular subscription agreement, beginning on the commencement date of the subscription agreement. The effect of the change in method of recognizing subscription revenues on our previously reported financial statements is to defer a portion of the revenue that had been previously recognized in the month of commencement of a subscription to the final month of the subscription term. In addition to the adjustment to revenue, the Company recorded related adjustments to match the direct cost of enterprise technologies and retail subscriptions and direct sales commissions with the associated adjustment to revenue. The restatement also reflects certain non-recurring adjustments to the Company’s unaudited quarterly results for the first, second and third quarters of fiscal 2004 that consist of adjustments to subscription revenues related to lack of adequate vendor-specific objective evidence, or VSOE for five contracts entered into during fiscal 2004, deferral of services revenues related to the sale of training units and other miscellaneous operating expense adjustments. These non-recurring adjustments had been reflected previously in the Company’s results for the fourth quarter of fiscal 2004, and the Company believes they are not material. These non-recurring adjustments also had no effect on the Company’s annual results for fiscal 2004. The following is a summary of changes to selected consolidated financial data as a result of these restatements as of February 29, 2004 and February 28, 2003 and for the the three years in the period ended February 29, 2004 (in thousands):

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended February 29, 2004	Adjustments	Year Ended February 29, 2004
	As Reported		Restated
Statement of Operations Data
Subscription and services revenue:
Subscription:
Enterprise technologies	$68,930	(1,958)	$66,972
Retail	12,914	611	13,525
Embedded	1,911	—	1,911

Total subscription revenue	83,755	(1,347)	82,408

Services:
Enterprise technologies	37,764	—	37,764
Embedded development services	4,565	—	4,565

Total services revenue	42,329	—	42,329

Total subscription and services revenue	126,084	(1,347)	124,737

Cost of subscription and services revenue:
Subscription:
Enterprise technologies and retail	10,244	(933)	9,311
Embedded	357	—	357

Total cost of subscription revenue	10,601	(933)	9,668

Services:
Enterprise technologies	20,733	—	20,733
Embedded development services	3,535	—	3,535

Total cost of services revenue	24,268	—	24,268

Total cost of subscription and services revenue	34,869	(933)	33,936

Gross profit enterprise technologies and retail	88,631	(414)	88,217
Gross profit embedded	2,584	—	2,584

Gross profit on enterprise technologies, retail and embedded revenue	91,215	(414)	90,801
Operating expense:
Sales and marketing	39,863	(148)	39,715
Stock-based sales and marketing expense	1,043	—	1,043
Research and development	25,562	—	25,562
Stock-based research and development expense	921	—	921
General and administrative	18,666	—	18,666
Stock-based general and administrative expense	1,948	—	1,948

Total operating expense	88,003	(148)	87,855

Income (loss) from operations	3,212	(266)	2,946
Other income and expense, net	10,786	—	10,786

Net income	$13,998	$(266)	$13,732

Basic Net Income Per Common Share	$0.08		$0.08
Diluted Net Income Per Common Share	$0.08		$0.08
Weighted average shares outstanding
Basic	174,003		174,003
Diluted	182,913		182,913

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	February 29, 2004	Adjustments	February 29, 2004
	As Reported		Restated
ASSETS
Current assets:
Cash and cash equivalents	$544,889	$—	$544,889
Investments in debt securities	63,712	—	63,712
Accounts receivable, net	38,346	—	38,346
Estimated earnings in excess of billings	4,326	—	4,326
Inventory	1,066	1,728	2,794
Prepaid expenses and other current assets	5,665	306	5,971

Total current assets	658,004	2,034	660,038
Property and equipment, net	29,448	—	29,448
Goodwill and identifiable intangibles, net	69,713	—	69,713
Investments in debt securities	332,783	—	332,783
Debt issue costs-convertible notes	15,103	—	15,103
Other assets, net	4,568		4,568

Total assets	$1,109,619	$2,034	$1,111,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,154	$—	$7,154
Accrued expenses	15,619	—	15,619
Deferred revenue	59,899	2,852	62,751
Short term payable	—	—	—
Current portion of capital lease obligations	898	0	898

Total current liabilities	83,570	2,852	86,422
Deferred lease credits	5,359	—	5,359
Long term deferred revenue	10,945	—	10,945
Capital lease obligations	538	—	538
Convertible notes	600,000	—	600,000
Commitments and contingencies	0	—	—
Stockholders’ equity:
Noncontrolling interest in subsidiary	359	—	359
Preferred stock	—	—	—
Common stock	18	—	18
Additional paid-in capital	695,722	—	695,722
Deferred compensation	(9,293)	—	(9,293)
Accumulated deficit	(276,406)	(818)	(277,224)
Treasury stock	(7,436)	—	(7,436)
Accumulated other comprehensive income (loss)	6,243	—	6,243

Total stockholders’ equity	409,207	(818)	408,389

Total liabilities and stockholders’ equity	$1,109,619	$2,034	$1,111,653

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended February 28, 2003	Adjustments	Year Ended February 28, 2003
	As Reported		Restated
Statement of Operations Data
Subscription and services revenue:
Subscription:
Enterprise technologies	$30,438	$(504)	$29,934
Retail	14,833	(147)	14,686
Embedded	3,321	—	3,321

Total subscription revenue	48,592	(651)	47,941

Services:
Enterprise technologies	38,522	—	38,522
Embedded development services	3,812	—	3,812

Total services revenue	42,334	—	42,334

Total subscription and services revenue	90,926	(651)	90,275

Cost of subscription and services revenue:
Subscription:
Enterprise technologies and retail	8,625	(443)	8,182
Embedded	496	—	496

Total cost of subscription revenue	9,121	(443)	8,678

Services:
Enterprise technologies	18,595	—	18,595
Embedded development services	3,746	—	3,746

Total cost of services revenue	22,341	—	22,341

Total cost of subscription and services revenue	31,462	(443)	31,019

Gross profit enterprise technologies and retail	56,573	(208)	56,365
Gross profit embedded	2,891	—	2,891

Gross profit on enterprise technologies, retail and embedded revenue	59,464	(208)	59,256
Operating expense:
Sales and marketing	32,969	(73)	32,896
Stock-based sales and marketing expense	505	—	505
Research and development	21,274	—	21,274
Stock-based research and development expense	1,165	—	1,165
General and administrative	15,761	—	15,761
Stock-based general and administrative expense	2,146	—	2,146
Lease buy-out costs	285	—	285
Amortization of intangibles	1,062	—	1,062
Restructuring charges	1,461	—	1,461

Total operating expense	76,628	(73)	76,555

Income (loss) from operations	(17,164)	(135)	(17,299)
Other income and expense, net	10,826	—	10,826

Loss from continuing operations before extraordinary item	(6,338)	(135)	(6,473)
Discontinued operations:
Loss from discontinued operations	—	—	—

Income (loss) before extraordinary item	(6,338)	(135)	(6,473)
Extraordinary item-loss on disposal of discontinued operations	(261)	—	(261)

Net income	(6,599)	$(135)	$(6,734)

Basic Net Loss Per Common Share	$(0.04)		$(0.04)
Diluted Net Loss Per Common Share	$(0.04)		$(0.04)
Weighted average shares outstanding
Basic	170,158		170,158
Diluted	170,158		170,158

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	February 28, 2003	Adjustments	February 28, 2003
	As Reported		Restated
ASSETS
Current assets:
Cash and cash equivalents	$45,250	$—	$45,250
Investments in debt securities	45,216	—	45,216
Accounts receivable, net	17,429	—	17,429
Estimated earnings in excess of billings	6,978	—	6,978
Inventory	799	795	1,594
Prepaid expenses and other current assets	4,659	158	4,817

Total current assets	120,331	938	121,284
Property and equipment, net	22,972	—	22,972
Goodwill and identifiable intangibles, net	40,828	—	40,828
Investments in debt securities	201,874	—	201,874
Debt issue costs-convertible notes	—	—	0
Other assets, net	4,334	—	4,334

Total assets	$390,339	$938	$391,292

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,502	$—	$5,502
Accrued expenses	7,614	—	7,614
Deferred revenue	15,702	1,505	17,207
Short term payable	15,008	—	15,008
Current portion of capital lease obligations	1,240	—	1,240

Total current liabilities	45,066	1,505	46,571
Deferred lease credits	5,382	—	5,382
Long term deferred revenue	2,077	—	2,077
Capital lease obligations	1,393	—	1,393
Convertible notes	0	—	0
Commitments and contingencies	0	—	0
Stockholders’ equity:
Noncontrolling interest in subsidiary	115	—	115
Preferred stock	—	—	—
Common stock	17	—	17
Additional paid-in capital	630,798	—	630,798
Deferred compensation	(2,403)	—	(2,403)
Accumulated deficit	(290,404)	(552)	(290,956)
Treasury stock	(7,436)	—	(7,436)
Accumulated other comprehensive income (loss)	5,734	—	5,734

Total stockholders’ equity	336,421	(552)	335,869

Total liabilities and stockholders’ equity	$390,339	$953	$391,292

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended February 28, 2002	Adjustments	Year Ended February 28, 2002
	As Reported		Restated
Statement of Operations Data
Subscription and services revenue:
Subscription:
Enterprise technologies	$17,734	$(4)	$17,730
Retail	19,054	597	19,651
Embedded	5,512	—	5,512

Total subscription revenue	42,300	593	42,893

Services:
Enterprise technologies	24,354	—	24,354
Embedded development services	12,256	—	12,256

Total services revenue	36,610	—	36,610

Total subscription and services revenue	78,910	593	79,503

Cost of subscription and services revenue:
Subscription:
Enterprise technologies and retail	9,097	267	9,364
Embedded	790	—	790

Total cost of subscription revenue	9,887	267	10,154

Services:
Enterprise technologies	11,963	—	11,963
Embedded development services	6,665	—	6,665

Total cost of services revenue	18,628	—	18,628

Total cost of subscription and services revenue	28,515	267	28,782

Gross profit enterprise technologies and retail	40,082	326	40,408
Gross profit embedded	10,313	—	10,313

Gross profit on enterprise technologies, retail and embedded revenue	50,395	326	50,721
Operating expense:
Sales and marketing	33,442	59	33,501
Stock-based sales and marketing expense	2,080	—	2,080
Research and development	16,429	—	16,429
Stock-based research and development expense	4,106	—	4,106
General and administrative	18,226	—	18,226
Stock-based general and administrative expense	3,991	—	3,991
Lease buy-out costs	1,501	—	1,501
Amortization of goodwill	48,397		48,397
Amortization of intangibles	1,150	—	1,150
Restructuring charges	56,122	—	56,122

Total operating expense	185,444	59	185,503

Income (loss) from operations	(135,049)	267	(134,782)
Other income and expense, net	15,535	—	15,535

Loss from continuing operations before extraordinary item	(119,514)	267	(119,247)
Discontinued operations:
Loss from discontinued operations	(10,355)	—	(10,355)

Income (loss) before extraordinary item	(129,869)	267	(129,602)
Extraordinary item-loss on disposal of discontinued operations	(10,347)	—	(10,347)

Net income	$(140,216)	$267	$(139,949)

Basic Net Loss from Continuing Operations Per Common Share	$(0.71)		$(0.70)
Diluted Net Loss from Continuing Operations Per Common Share	$(0.71)		$(0.70)
Basic Net Loss Per Common Share	$(0.83)		$(0.83)
Diluted Net Loss Per Common Share	$(0.83)		$(0.83)
Weighted average shares outstanding
Basic	169,451		169,451
Diluted	169,451		169,451

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—Business Combinations

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

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the years ended February 29, 2004 and February 28, 2003 as if the acquisition of Sistina had occurred on March 1, 2002, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisitions actually taken place on March 1, 2002, as restated (in thousands, except per share amounts):

	Year Ended February 29, 2004	Year Ended February 28, 2003
Revenue	$125,360	$90,616
Net income (loss) before extraordinary item-loss on disposal of discontinued operations	$14,071	$(11,340)
Net income (loss)	$14,071	$(11,601)
Basic net income (loss) per common share	$0.08	$(0.04)
Diluted net income (loss) per common share	$0.08	$(0.04)

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

NOTE 5—Discontinued Operations

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—Accounts Receivable

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

NOTE 7—Property and Equipment

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

NOTE 8—Goodwill and Identifiable Intangible Assets

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Through February 28, 2002, goodwill was amortized on a straight-line basis over three years. Effective, March 1, 2002, the Company adopted SFAS 142 and no longer amortizes goodwill. The following is a summary of reported net loss and net loss per share, adjusted to exclude goodwill amortization expense (in thousands, except per share amounts):

Year Ended February 28, 2002
Net loss	$(139,949)
Add: goodwill amortization	53,015

Adjusted net loss	$(86,934)

Adjusted net loss per share basic and diluted	$(0.51)

NOTE 9—Other Assets

Other assets were comprised of the following (in thousands):

	February 29, 2004	February 28, 2003
Cost-basis investments	$3,800	$3,800
Notes receivable	—	75
Security deposits	755	298
Other	13	161

	$4,568	$4,334

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value for non-marketable cost-basis investments in equity securities is estimated based on prices recently paid for shares in that company, as well as changes in market conditions. The estimated fair values are not necessarily representative of the amounts that the Company could realize in a current transaction.

NOTE 10—Fair Value of Financial Instruments

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

NOTE 11—Restructuring Charge

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 12—Accrued Expenses

Accrued expenses were comprised of the following (in thousands):

	February 29, 2004	February 28, 2003
Wages and other compensation	$5,320	$4,263
Trade	5,494	1,250
Taxes	4,571	599
Other	234	1,502

	$15,619	$7,614

NOTE 13—Convertible Debentures

In January 2004, the Company issued $600 million in Convertible Senior Debentures (“Debentures”) to the initial purchaser, a sophisticated, accredited investor with a pre-existing relationship with us, in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and the debentures were resold by the initial purchaser to qualified institutional buyers under Rule 144A under the Securities Act. The Debentures mature on January 15, 2024 and bear interest at a rate of 0.5% per annum, payable semiannually on January 15 and July 15 of each year. The Debentures are senior unsecured obligations and rank equally in right of payment with all of the Company’s other existing and future unsecured and unsubordinated debt. The Debentures are convertible into shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 39.0753 shares per $1,000 principal amount of debentures (which represents a conversion price of approximately $25.59 per share) subject to adjustment under certain conditions. The holders of the Debentures may covert their Debentures into shares of the Company’s common stock prior to stated maturity under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ending February 29, 2004 if the closing sale price of the Company’s common stock exceeds 120% of the then current conversion price for at least 20 consecutive trading days in the 30 consecutive trading-day period ending on the last trading day of the immediately preceding fiscal quarter; (2) during any 5 consecutive trading-day period immediately following any 5 consecutive trading-day period (the “Debenture Measurement Period”) in which the average trading price of the Debentures during that Debenture Measurement Period was less than 97% of the average conversion value for the Debentures during such period; however, the holders may not convert their Debentures after January 15, 2019 if on any trading day such Debenture Measurement Period the closing sale price of shares of our common stock was between the then current conversion price on the Debentures and 120% of the then current conversion price of the Debentures; (3) upon the occurrence of specified corporate transactions; or (4) if we have called the Debentures for redemption. Based upon the terms of the Debentures, the contingent conversion features were not triggered as of February 29, 2004. The

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company may redeem the Debentures, in whole or in part, in cash at any time on or after January 15, 2009. Holders of the Debentures may require the Company to redeem the Debentures, in whole or in part, in cash on January 15 of 2009, 2014 and 2019. As of February 29, 2004, no Debentures were redeemed. Accrued interest to the redemption date will be paid by the Company in any such redemption. No interest payments were made during the year ended February 29, 2004. Accrued interest at February 29, 2004, was $0.4 million. The shares underlying the Debentures are not reflected in the calculation of net income (loss) per share due to the Debenture’s contingent conversion features.

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

NOTE 14—Income Taxes

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets and liabilities at February 29, 2004 and February 28, 2003, consisted of the following (in thousands):

	February 29, 2004	February 28, 2003
	Restated	Restated
Deferred tax assets:
Domestic net operating loss carryforwards	$162,592	$135,531
Foreign net operating loss carryforwards	6,766	6,929
Accounts receivable	462	664
Allowance for inventory obsolescence	12	96
Other accruals and liabilities	22	36
Intangibles	350	378
Research and development credit	1,452	1,452
Foreign tax credit	—	—
Goodwill	12,347	13,430
Compensation-related accruals	903	774

Total deferred tax assets	184,906	159,290
Valuation allowance for deferred tax assets	(179,520)	(156,267)

Total deferred tax assets	5,386	3,023
Deferred tax liabilities:
Fixed and intangible assets	5,386	3,023

Total deferred tax liabilities	5,386	3,023

Net deferred taxes	$—	$—

As of February 29, 2004 and February 28, 2003, the Company provided a full valuation allowance against its net deferred tax assets since realization of these benefits was not deemed more likely than not. An increase in the valuation allowance was recorded during the years ended February 29, 2004 and February 28, 2003 to reserve the increase in total deferred tax assets during such periods due to its realization not being deemed more likely than not.

As of February 29, 2004, the Company had Federal and state net operating loss carryforwards of approximately $406.5 million and $396.2 million, respectively. These net operating loss carryforwards expire in varying amounts beginning in 2009 and 2004 for Federal and state income tax purposes, respectively. The utilization of the Federal net operating loss carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code. If the Company’s utilization of its net operating loss carryforwards is limited and the Company has taxable income which exceeds the permissible yearly net operating loss utilization, the Company could incur a Federal income tax liability even though its net operating loss carryforwards exceed its taxable income. A portion of the net operating loss carryforwards is reflected in additional paid-in capital with a full valuation allowance as these net operating loss carryforwards are generated by deductions related to stock options and warrants.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Taxes computed at the statutory Federal income tax rate of 34% are reconciled to the provision for income taxes for the years ended February 29, 2004, and February 28, 2003 and 2002 as follows (in thousands):

	February 29, 2004	February 28, 2003	February 28, 2002
	Restated	Restated	Restated
Effective rate	0.00%	0.00%	0.00%
United States Federal tax benefit at statutory rate	$4,615	$(2,244)	$(44,155)
State tax benefit (net of Federal tax)	537	(80)	(1,856)
Foreign taxes	—	—	—
Foreign rate differential	—	632	—
Change in valuation reserves	(5,203)	1,684	28,173
Acquisition related expenses	—	—	17,814
Nondeductible items	51	8	24

Provision for income taxes	$—	$—	$—

NOTE 15—Short Term Payable

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

NOTE 16—Common and Preferred Stock

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17—Stock Options and Warrants

Stock Options

The Company has a stock option plan that provides for the granting of either incentive stock options, non-qualified stock options, or shares of restricted stock. As of February 29, 2004, 27,111,105 shares of common stock were reserved for issuance upon exercise of options granted to any employee, officer or director or consultant of the Company at terms and prices to be determined by the Board of Directors. The plan provides that the purchase price per share for each non-qualified option should be set by the Board of Directors on the date of grant. The purchase price per share for each Incentive Stock Option (“ISO”) shall not be less than the fair market value of the common stock on the date of grant. The maximum term for an option granted is ten years from the date of grant. Options granted under the plan generally vest 25% upon completion of one full year of service and 6.25% on the first day of each subsequent three-month period.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 18—Commitments and Contingencies

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In January 2002, the Company assumed the lease obligation of an unrelated third party for an office building which serves as the Company’s headquarters. This lease terminates in June 2020. As compensation to the Company for assuming this obligation, the third party paid rent on the Company’s behalf from the commencement of the sublease until February 2003, is allowing the Company the use of all furniture and fixtures, including building improvements, that were in the building at the time of the commencement of the sublease, and paid the Company a certain monthly amount through October 2002, to offset the operating expenses of this building, all of which was valued in the aggregate at $5.9 million. As a result of receiving these economic inducements, the Company capitalized $3.6 million of furniture and fixtures on its balance sheet and initially recorded a long-term deferred lease credit of $3.8 million. As of February 29, 2004, the long-term deferred lease credit was valued at $5.4 million. This credit balance began to amortize, as a reduction to related rent expense, in fiscal 2004 and will continue to do so until the lease terminates in June 2020. The furniture and fixtures are being depreciated over a period of seven years.

NOTE 19—Legal Proceedings

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 20—Employee Benefit Plans

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 21—Unaudited Restated Quarterly Results

The unaudited quarterly results presented below have been restated to reflect the correction of the Company’s method of accounting for subscription agreements. See NOTE 3 for further discussion.

	Year Ended February 29, 2004 Restated, Unaudited
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except per share data)
Subscription and services revenue:
Subscription:
Enterprise technologies	$23,688	17,210	14,202	11,872
Retail	1,666	4,091	3,947	3,821
Embedded	309	466	490	646

Total subscription revenue	25,663	21,767	18,639	16,339
Services:
Enterprise technologies	9,691	9,887	9,147	9,039
Embedded development services	1,417	1,229	1,173	746

Total services revenue	11,108	11,116	10,320	9,785

Total subscription and services revenue	$36,771	$32,883	$28,959	$26,124
Gross profit	$27,854	$24,090	$21,115	$17,742
Income (loss) from continuing operations	$2,323	$1,616	$541	$(1,534)
Other income, net	$2,463	$2,645	$3,097	$2,581
Net income	$4,786	$4,261	$3,638	$1,047
Net income per common share (a):
Basic	$0.03	$0.02	$0.02	$0.01
Diluted	$0.02	$0.02	$0.02	$0.01
Weighted average shares outstanding:
Basic	178,847	173,996	172,127	171,146
Diluted	191,641	184,210	182,377	180,671

	Year Ended February 28, 2003 Restated, Unaudited
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except per share data)
Subscription and services revenue:
Subscription:
Enterprise technologies	$10,510	$6,811	$6,525	$6,041
Retail	3,259	5,014	3,105	3,404
Embedded	810	709	761	1,041

Total subscription revenue	$14,579	$12,534	$10,391	$10,486
Services:
Enterprise technologies	$10,691	$10,071	$9,993	$7,817
Embedded development services	768	1,050	845	1,049

Total services revenue	$11,459	$11,121	$10,838	$8,866

Total subscription and services revenue	$26,038	$23,655	$21,229	$19,352
Gross profit	$17,747	$15,018	$13,907	$12,581
Loss from continuing operations	$(2,130)	$(3,897)	$(4,405)	$(6,866)
Other income, net	$2,085	$3,108	$2,747	$2,886
Extraordinary item-loss on disposal of discontinued operations	—	—	—	$(261)
Net loss	$(45)	$(789)	$(1,658)	$(4,241)
Basic income (loss) per common share (a):
Net income (loss) from continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.02)
Discontinued operations:
Extraordinary item-loss on disposal of discontinued operations	—	—	—	$(0.00)

Net income (loss)	$(0.00)	$0.00	$(0.01)	$(0.02)
Diluted income (loss) per common share (a):
Net income (loss) from continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.02)
Discontinued operations:
Extraordinary item-loss on disposal of discontinued operations	—	—	—	$(0.00)

Net income (loss)	$(0.00)	$0.00	$(0.01)	$(0.02)
Weighted average shares outstanding:
Basic	170,656	170,183	169,977	169,826
Diluted	170,656	178,368	169,977	169,826

a)	Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per common share.

ITEM	9A. CONTROLS AND PROCEDURES

Controls Evaluation and Related CEO and CFO Certifications

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures”, (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) ( the “Disclosure Controls”) as of the end of the period covered by this Annual Report under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO.

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

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our Disclosure Controls as of February 29, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of February 29, 2004 our Disclosure Controls were: (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Scope of the Controls Evaluation

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. In the course of the controls evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of our management, including our CEO and CFO, concerning the effectiveness of the controls can be reported in our Quarterly Reports on Form 10-Q and to supplement our disclosures made in our Annual Report on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by other personnel in our Finance organization, as well as our independent auditors who evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements and not to provide assurance on our controls. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

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

Changes in Internal Control

In connection with the audit of our financial statements for the fiscal year ended February 29, 2004, by our independent auditors and their issuance of an unqualified opinion on our consolidated financial statements for the year ended February 29, 2004, our independent auditors informed the Audit Committee and management that they had identified a deficiency in our internal control structure that was considered a reportable condition, but not a “material weakness,” as defined under standards of the American Institute of Certified Public Accountants.

This reportable condition was related to the fact that while we had policies and procedures in place related to the review of all significant contracts to determine the appropriate accounting treatment for each element of these contracts, the Company’s independent auditors advised the Audit Committee and management of the need for more formal documented policies and procedures for reviewing significant contracts and more formal documentation of all the considerations and conclusions made by us as the result of the review of these significant contracts. In response, we have increased the level of formal documentation of our policies and procedures for reviewing significant contracts and the level of formal documentation of considerations made and conclusions reached as a result of this review.

No changes, other than those discussed above for the year ended February 29, 2004, in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended February 29, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent Event

On July 13, 2004, we announced that we would be correcting our revenue recognition policy related to subscription revenues and restating our previously filed consolidated financial statements—see NOTE 3 to Consolidated Financial Statements. Previously, we recognized revenue for subscription agreements ratably on a monthly basis, meaning that for a one-year subscription, one-twelfth of the subscription revenue was recognized in the calendar month of the commencement of the subscription and the remaining revenue was recognized ratably over the next 11 calendar months. We corrected our method to start recognizing revenue over the term of each particular subscription agreement beginning on the commencement date of the subscription period. Our systems, processes and controls were not originally set up to process and report revenues in this manner. We have concluded that this circumstance constitutes a material weakness in our internal control over financial reporting as defined by the Public Company Accounting Oversight Board. We have reflected the correction in our restated results for all periods presented in this Form 10-K/A and in our reported results included in our Form 10-Q for the fiscal quarter ended May 31, 2004, and will make the necessary system, process and control modifications to record, process, summarize and report transactions in accordance with our revenue recognition policy related to subscription agreements to address the identified material weakness in our internal control over financial reporting. We expect these modifications to be complete by September 1, 2004 and expect the costs will be approximately $500,000, comprised primarily of additional computer hardware to provide faster processing capability and greater data storage capacity.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)    The following documents are filed as part of this Report under “Item 8—Financial Statements and Supplementary Data”:

1.    Financial Statements:

2.    Financial Statement Schedules:

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3.    List of Exhibits:

Exhibit No.		Description of Exhibit

3.1+

Third Amended and Restated Certificate of Incorporation, as amended, of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 (File no. 333-94775))

3.2+		Amended and Restated By-laws, as amended, of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 (File no. 333-94775))

4.1+		Specimen certificate representing the common stock of the registrant (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 (File no. 333-80051))

4.2+		See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-laws of the registrant defining the rights of holders of common stock of the registrant

4.3+		Registration Rights Agreement, dated January 12, 2004, between the registrant and UBS Securities LLC

4.4+

Indenture, dated as of January 12, 2004, by and between the registrant, as issuer, and U.S. Bank Trust N.A., as trustee, for the 0.50% Convertible Senior Debentures due 2024, including the form of 0.50% Convertible Senior Debentures due 2024 attached thereto as Exhibit A

10.1+	*	Red Hat, Inc. 1998 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 (File no. 333-80051))

10.2+	*	Red Hat, Inc. 1999 Stock Option and Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on June 27, 2003)

10.3+	*	Red Hat, Inc. 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-1 (File no. 333-80051))

Exhibit No.		Description of Exhibit

10.4+

First Amended and Restated Investor Rights Agreement by and among the registrant and the Investors and Founders listed therein, dated as of February 25, 1999, as amended (incorporated by reference to Exhibit 10.7 to the registrant’s Registration Statement on Form S-1 (File no. 333-80051))

10.5+*

Non-Qualified Stock Option Agreement by and between the registrant and Matthew Szulik (incorporated by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-1 (File no. 333-80051))

10.6+*

Incentive Stock Option Agreement by and between the registrant and Matthew Szulik (incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 (File no. 333-80051))

10.7+*

Non-Qualified Stock Option Agreement by and between the registrant and Timothy Buckley (incorporated by reference to Exhibit 10.11 to the registrant’s Registration Statement on Form S-1 (File no. 333-80051))

10.8+*

Incentive Stock Option Agreement by and between the registrant and Timothy Buckley (incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-1 (File no. 333-80051))

10.9+		GNU General Public License (incorporated by reference to Exhibit 10.13 to the registrant’s Registration Statement on Form S-1 (File no. 333-80051))

10.10+	*

Employment Agreement by and between the registrant and Matthew Szulik dated July 24, 2002 (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K filed with the SEC on May 29, 2003)

10.11+	*

Restricted Stock Award Agreement by and between the registrant and Matthew Szulik dated June 27, 2001 (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K filed with the SEC on May 29, 2003)

10.12+	*	Restricted Stock Award Agreement by and between the registrant and Matthew Szulik dated December 17, 2003

21.1+		Subsidiaries of Red Hat, Inc.

23.1		Consent of PricewaterhouseCoopers LLP

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

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 dated May 29, 2003

*	Indicates a management contract or compensatory plan, contract or arrangement
+	Previously filed

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

Date: August 4, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW J. SZULIK Matthew J. Szulik	Chief Executive Officer, President and Chairman of the Board of Directors (principal executive officer)	August 4, 2004

/s/ KEVIN B. THOMPSON Kevin B. Thompson	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	August 4, 2004

/s/ ROBERT F. YOUNG Robert F. Young	Director	August 4, 2004

/s/ EUGENE MCDONALD Eugene McDonald	Director	August 4, 2004

/s/ WILLIAM S. KAISER William S. Kaiser	Director	August 4, 2004

Marye Anne Fox, Ph. D.	Director

/s/ W. STEVE ALBRECHT W. Steve Albrecht	Director	August 4, 2004

Henry Hugh Shelton	Director