Form 10-Q
period 2004-08-31
RED HAT INC
filed 2004-10-12
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004

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

As of August 31, 2004, there were 183,506,767 shares of common stock outstanding.

EXPLANATORY NOTE

We have included the restated unaudited statements of operations and cash flows for the three and six month periods ended August 31, 2003 in this Form 10-Q. The restatement in the unaudited financial statements relates to a change in accounting to correct our method of revenue recognition related to subscription agreements, that we announced in July 2004 and that is more fully described in Part I herein under “Item 1: Financial Statements,” including without limitation Note 3 to our Consolidated Unaudited Financial Statements included therein, and under “Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RED HAT, INC.

PART I FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands – except share amounts)

	August 31, 2004	February 29, 2004
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$249,452	$544,889
Investments in debt securities	41,836	63,712
Accounts receivable, net	32,997	38,346
Estimated earnings in excess of billings	6,354	4,326
Inventory	2,779	2,794
Prepaid expenses and other current assets	6,121	5,971

Total current assets	339,539	660,038
Property and equipment, net	30,701	29,448
Goodwill and identifiable intangibles, net	69,662	69,713
Investments in debt securities	706,461	332,783
Debt issue costs-convertible notes	14,976	15,103
Other assets, net	5,495	4,568

Total assets	$1,166,834	$1,111,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,339	$7,154
Accrued expenses	15,575	15,619
Deferred revenue	82,306	62,751
Current portion of capital lease obligations	683	898

Total current liabilities	105,903	86,422
Deferred lease credits	5,275	5,359
Long term deferred revenue	17,429	10,945
Capital lease obligations	212	538
Convertible notes	600,000	600,000
Commitments and contingencies	—	—
Stockholders’ equity:
Non-controlling interest in subsidiary	404	359
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.0001 par value, 300,000,000 shares authorized, 185,644,667 and 183,803,289 shares issued, and 183,506,767 and 181,665,389 shares outstanding at August 31, 2004 and February 29, 2004, respectively	18	18
Additional paid-in capital	708,704	695,722
Deferred compensation	(6,895)	(9,293)
Accumulated deficit	(254,483)	(277,224)
Treasury stock, 2,137,900 shares at August 31, 2004 and
February 29, 2004, respectively	(7,436)	(7,436)
Accumulated other comprehensive income (loss)	(2,297)	6,243

Total stockholders’ equity	438,015	408,389

Total liabilities and stockholders’ equity	$1,166,834	$1,111,653

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands - except per share amounts)

	Three Months Ended		Six Months Ended
	August 31, 2004	August 31, 2003	August 31, 2004	August 31, 2003
	(unaudited)	(unaudited, restated)	(unaudited)	(unaudited, restated)
Subscription and services revenue:
Subscription:
Enterprise technologies	$33,941	$14,202	$63,909	$26,074
Retail	561	3,947	936	7,768
Embedded	423	490	648	1,136

Total subscription revenue	34,925	18,639	65,493	34,978

Services:
Enterprise technologies	10,492	9,147	20,978	18,186
Embedded development services	907	1,173	1,617	1,919

Total services revenue	11,399	10,320	22,595	20,105

Total subscription and services revenue	46,324	28,959	88,088	55,083

Cost of subscription and services revenue:
Subscription:
Enterprise technologies and retail	2,807	2,083	4,720	4,687
Embedded	62	90	131	219

Total cost of subscription revenue	2,869	2,173	4,851	4,906

Services:
Enterprise technologies	5,241	4,976	10,727	9,841
Embedded development services	736	695	1,613	1,479

Total cost of services revenue	5,977	5,671	12,340	11,320

Total cost of subscription and services revenue	8,846	7,844	17,191	16,226

Gross profit enterprise technologies and retail	36,946	20,237	70,376	37,500
Gross profit (loss) embedded	532	878	521	1,357

Total gross profit	37,478	21,115	70,897	38,857

Operating expense:
Sales and marketing	14,856	9,516	27,970	18,052
Stock-based sales and marketing expense	—	107	108	231
Research and development	8,387	6,104	15,470	11,883
Stock-based research and development expense	48	203	240	443
General and administrative	6,181	4,356	12,646	8,415
Stock-based general and administrative expense	1,084	273	2,238	811
Amortization of intangibles	178	15	337	15

Total operating expense	30,734	20,574	59,009	39,850

Income (loss) from operations	6,744	541	11,888	(993)
Other income	6,225	3,496	13,488	6,191
Other expense	(1,785)	(399)	(3,275)	(513)

Income before provision for income taxes	11,184	3,638	22,101	4,685
Provision (benefit) for income taxes	(641)	—	(641)	—

Net income	$11,825	$3,638	$22,742	$4,685

Net income per share:
Basic	$0.06	$0.02	$0.12	$0.03
Diluted	$0.06	$0.02	$0.12	$0.03
Weighted average shares outstanding:
Basic	183,422	172,127	182,952	171,636
Diluted	195,391	182,377	195,429	181,185

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended		Six Months Ended
	August 31, 2004	August 31, 2003	August 31, 2004	August 31, 2003
	(unaudited)	(unaudited, restated)	(unaudited)	(unaudited, restated)
Cash flows from operating activities:
Net income	$11,825	$3,638	$22,742	$4,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,409	1,546	4,715	2,920
Deferred income taxes	(1,236)	—	(1,236)	—
Stock-based compensation expense	1,110	555	2,398	1,455
Earnings in non-controlling interest in subsidiary	72	101	45	128
Provision for doubtful accounts	266	296	1,014	705
Amortization of debt issue costs	776	—	1,433	—
Other	30	8	33	23
Changes in operating assets and liabilities:
Accounts receivable and estimated earnings in excess of billings	849	(3,178)	2,998	(4,940)
Inventory	78	(182)	(12)	(571)
Prepaid expenses	243	(770)	(130)	(1,097)
Intangibles and other assets	(564)	(316)	(1,215)	(319)
Accounts payable	922	2,041	185	(786)
Accrued expenses	2,901	529	2,333	86
Deferred revenue	11,186	6,160	26,721	13,549
Deferred lease credits	(44)	(37)	(84)	57

Net cash provided by operating activities	30,823	10,391	61,940	15,895

Cash flows from investing activities:
Purchase of investment securities	(23,481)	(38,051)	(468,608)	(93,497)
Proceeds from sales and maturities of investment securities	52,504	25,650	108,619	74,590
Purchase of property and equipment	(2,570)	(2,351)	(7,938)	(3,844)

Net cash provided by (used in) investing activities	26,453	(14,752)	(367,927)	(22,751)

Cash flows from financing activities:
Proceeds from short term notes payable	—	21,000	—	42,957
Repayments of short term notes payable	—	(21,015)	—	(42,986)
Offering costs – issuance of convertible debt	(70)	—	(70)	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	—	872	422
Proceeds from exercise of common stock options	1,701	3,191	12,111	4,786
Payments on capital lease obligations	(289)	(217)	(537)	(584)

Net cash provided by financing activities	1,342	2,959	12,376	4,595

Effect of foreign currency exchange rates on cash and cash equivalents	(522)	(217)	(1,826)	379
Net increase (decrease) in cash and cash equivalents	58,096	(1,619)	(295,437)	(1,882)
Cash and cash equivalents at beginning of the period	191,356	44,987	544,889	45,250

Cash and cash equivalents at end of period	$249,452	$43,368	$249,452	$43,368

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - Organization

Red Hat, Inc. is incorporated in Delaware. Red Hat, Inc. together with its subsidiaries (“Red Hat” or the “Company”) is the recognized global technology leader in providing an enterprise operating system and related management services based on open source technology for the information technology infrastructure of large enterprises. The Company applies its technology leadership to create its enterprise operating system, Red Hat Enterprise Linux, and related layered infrastructure technology solutions, based on open source technology. The Company’s enterprise solutions are intended to have the functionality requirements and to meet the performance demands of the large enterprise and third-party computer hardware and software applications that are critical to the large enterprise. In April 2002, the Company launched the first in a line of Red Hat Enterprise Linux solutions for large enterprise customers, Red Hat Enterprise Linux AS. Red Hat Enterprise Linux AS was available for shipment in May 2002. Red Hat Enterprise Linux AS was developed to compete with proprietary Unix and Windows 2000 as the primary operating platform for applications in the middle tier and data center of the information technology infrastructure of large enterprises. In March 2003, the Company launched three additional technology solutions in the Red Hat Enterprise Linux line: Red Hat Enterprise Linux ES, Red Hat Enterprise Linux WS and Red Hat Network. Red Hat Enterprise Linux ES and WS broaden the areas of the information technology infrastructure to which the Company’s enterprise operating platforms are relevant. The Company provides chief information officers with the choice of a Red Hat Enterprise Linux operating platform for all application areas including the technical/developer workstation, edge of the network applications, middle tier of the information technology infrastructure (applications such as database, ERP and large file systems) and the data center. Red Hat Network provides an integrated management service that allows Red Hat Enterprise Linux technologies to be updated and configured, and the performance of these technologies to be monitored in an automated fashion. These technology solutions, and the enterprise technology and systems management offerings that will follow them, reflect the Company’s commitment to provide an enterprise-wide infrastructure platform based on open source technology.

NOTE 2 - Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the quarter ended August 31, 2004 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and six month period ended August 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2005. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations for interim reporting of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. Entities that are not wholly-owned, but for which a controlling financial interest is maintained by the Company are consolidated. The non-controlling interest of these entities is presented as a separate component of stockholders’ equity. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Inventory

The costs incurred for duplicating the computer software, documentation, and training materials sold by the Company from the product masters and costs of packaging these products for distribution are capitalized as inventory at the lower of cost or market using the weighted average method and amortized to cost of sales ratably over the subscription period. The Company periodically evaluates the realizability of inventory based on planned release dates of product and training updates and records a reserve for obsolescence when necessary. The reserve for inventory obsolescence was approximately $259,000 and $209,000 at August 31, 2004 and February 29, 2004, respectively.

Debt Issue Costs

The costs related to the issuance of the convertible debt offering which was closed on January 12, 2004 were capitalized and are being amortized to interest expense using the effective interest rate method over the life of the related debt. Issuance costs related to the Company’s convertible debt offering totaled $15.7 million and primarily consisted of investment banking fees, legal and other professional fees. Amortization expense, which is included in interest and other expense, was $776,000 and $1.5 million for the three and six months ended August 31, 2004, respectively.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions than previous authoritative guidance. An impairment loss is recognized when the net book value of assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. Impairment losses are measured as the amount by which the book value exceeds the fair value of the assets. The Company had no impairments of its long lived assets in fiscal 2004 or the quarter ended August 31, 2004.

Deferred Commissions

Deferred commissions are the incremental costs that are directly associated with non-cancellable subscription contracts with customers and consist of sales commissions paid to the Company’s sales force. The commissions are deferred and amortized over the non-cancellable terms of the related customer contracts, which are typically 12 months. The commission payments are paid in full subsequent to the month in which the customer’s service commences. The deferred commission amounts are recoverable through the future revenue streams under the non-cancellable customer contracts. The Company believes this is the preferable method of accounting as the commission charges are so closely related to the revenue from the non-cancellable customer contracts that they should be recorded as an asset and charged to expense over the same period that the subscription revenue is recognized. In addition, the Company has the ability and intent under the commission plans with its sales force to recover commissions previously paid to its sales force in the event that customers breach the terms of their subscription agreements and do not pay fully for their subscription agreements. Amortization of deferred commissions is included in sales and marketing expense in the accompanying consolidated statements of operations. Deferred commissions are included in prepaid expenses and other current assets on the accompanying consolidated balance sheet.

Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” (“SOP 97-2”), as amended by SOP 98-4 and SOP 98-9, and Staff Accounting Bulletin No. 101 (“SAB 101”), as amended by Staff Accounting Bulletin No. 104. The Company establishes persuasive evidence of an arrangement for each type of revenue based on either a signed contract with the end customer, a click-through contract on the Company’s website, whereby the customer agrees to the Company’s standard subscription terms, signed distribution contracts with OEM’s and other resellers, or, in the case of individual training seats, through receipt of payment which indicates acceptance of the Company’s training agreement terms.

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

Enterprise subscription revenue is comprised primarily of revenue from sales of Red Hat Enterprise Linux technology solutions, however, through April 2004, the Company also generated enterprise subscription revenue from sales of Red Hat Linux and related software development tools. During fiscal 2003, the Company released the first version of its Red Hat Enterprise Linux offerings, Red Hat Enterprise Linux AS. In March 2003, two additional versions of Red Hat Enterprise Linux were released, Red Hat Enterprise Linux ES and WS. Red Hat Enterprise Linux (“RHEL”) products are offered with either one or three year base subscription periods; the majority of our subscriptions have one-year terms. These technologies are sold under a subscription agreement with generally specified one or three year renewal rates. The base subscription entitles the end user to the technology itself and post contract customer support (“PCS”) consisting of security errata, updates to the technology, upgrades to new versions of RHEL, on a when and if available basis, during the term of the subscription. The Company sells RHEL through four channels: distribution, direct sales, original equipment manufacturers (“OEM’s”) and the web. The Company recognizes revenue from the sale of RHEL offerings ratably over the period of the subscription beginning on the commencement date of the subscription agreement. Accounts receivable and deferred revenue balances are recognized at the time a customer has entered into a binding agreement with the Company and the Company has the right to bill the customer under the terms of each particular agreement. The Company does not sell the RHEL technology or the components of the PCS that are included in the subscription on a stand alone basis.

Subscription arrangements with large enterprise customers often have contracts with multiple elements (e.g., software technology, maintenance, training, consulting and other services). The Company allocates revenue to each element of the arrangement based on verifiable specific objective evidence of its fair value when it can demonstrate sufficient evidence of the fair value of at least those elements that are undelivered. The fair value of the RHEL component of multiple element arrangements is supported by specific annual renewal rates in the individual customers’ contracts and significant historical evidence that the Company’s customers regularly renew their subscriptions to RHEL at the rates stated in the subscription agreement upon expiration of the original subscription term. In addition, in the majority of the Company’s sales transactions the Company sells RHEL on a stand alone basis which provides further evidence of fair value. The fair value of other service elements in multiple element arrangements is created by either (i) providing the customer with the ability during the term of the arrangement to purchase additional services at the same rate paid for the services included in the initial agreement or (ii) selling the services on a stand-alone basis. The services offered by the Company as part of these multiple element arrangements also meet all of the requirements set forth in SOP 97-2 to allow for these services to be accounted for separately. Enterprise subscription revenue also includes revenue from large Unix to Linux migration arrangements that were sold prior to the release of RHEL in fiscal 2003. Revenue from these pre- RHEL arrangements has generally been recognized ratably over the term of the arrangement as no pattern of performance is sufficiently discernible to allow for other than ratable recognition. These arrangements lapsed in or prior to the second quarter of fiscal 2004.

In addition, the Company’s enterprise subscription revenue is partially derived from sales of its Red Hat Network offerings. Red Hat Network is a Company-hosted, internet-based set of services to assure the security, availability and reliability of all of the Company’s Red Hat technology solutions hosted by the Company. Red Hat Network may be subscribed to at the time of, and in addition to, one of the Company’s RHEL offerings or on a stand alone basis. Revenues are recognized ratably over the term of the subscription beginning not before the commencement date of the subscription.

Through the Company’s retail distributors, the Company has historically sold Red Hat Linux consumer products. The retail product is currently offered in one version: Red Hat Professional Workstation. During fiscal 2004, Red Hat sold two different versions of Red Hat Linux (9 and Professional Workstation). In accordance with SOP 97-2, the revenue associated with products whose subscription period is 30 days or less is recognized immediately because the cost to the Company associated with such subscriptions is de minimis. For retail products whose subscription period for support services is greater than 30 days, the Company recognizes the revenue ratably over the period that the subscription services are provided beginning on the estimated date of purchase by the end user. A reserve for sales returns is recognized for sales of retail software products to distributors, who have a right of return, based on the Company’s historical experience of sell-through to the end user by the distributor. The predominant portion of the Company’s retail distribution agreements provide that distributors only have 90 days from date of original shipment to return unsold product. The Company recognizes revenues from sales of retail products with subscription periods less than 30 days upon shipment to the distributor because the Company is able to estimate returns with a reasonable degree of accuracy, the fee is fixed and determinable, collection of the resulting receivable is probable and product returns are estimable at the time its retail products sell into the retailer. The Company’s retail customers do not receive the right to future upgrades or new versions of its technology.

Embedded subscription consists of revenue for technical support and maintenance services provided pursuant to software compiling, debugging, and optimization agreements. Revenue is recognized ratably over the term of the agreement, which is typically 12 months.

Services Revenue

Services revenue is comprised of enterprise technology services and embedded development. Enterprise technology services are comprised of revenue for enterprise consulting and engineering services, and customer training and education. Enterprise technology services are provided under agreements where customers pay the Company on a fixed fee or hourly basis to assist in the deployment of enterprise technologies. Enterprise technology engineering services represent revenues earned under fixed fee arrangements with the Company’s OEM partners to add functionality to its RHEL line of technologies. Revenues under hourly arrangements are recognized as work is performed. Revenues under fixed fee arrangements are recognized either on a proportional performance basis (i.e., if the arrangement involves the delivery of software which includes significant production, customization and modification) or upon passage of time dependent upon the terms of each individual engagement. Revenue from customer training and education is recognized as the services are performed.

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

SFAS No. 123 “Accounting for Stock-Based Compensation”(“SFAS 123”), as amended by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of FASB Statement No. 123” (“SFAS 148”), requires the Company to disclose pro forma information regarding stock option grants issued to its employees. SFAS 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company’s Consolidated Statement of Operations because APB 25 specifies that no compensation charge arises when the exercise price of employees’ stock options equals the market value of the underlying stock at the grant date, as in the case of options granted to the Company’s employees. The fair value of options was estimated using the following assumptions for the three months ended August 31, 2004 and 2003:

	Three Months Ended August 31, 2004	Three Months Ended August 31, 2003
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	3.38%	3.46%
Expected volatility	88.85%	93.09%
Expected life (in years)	5	5

The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock based employee compensation:

	Three Months Ended August 31, 2004 (unaudited)	Three Months Ended August 31, 2003 (unaudited, restated)
Net income, as reported	$11,825	$3,638
Add: Recognized stock-based compensation expense for options	1,132	583
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(11,421)	(21,327)

Pro forma net income (loss)	$1,536	$(17,106)

Earnings (loss) per share data:
Basic as reported	$0.06	$0.02
Basic pro forma	$0.01	$(0.10)
Diluted as reported	$0.06	$0.02
Diluted pro forma	$0.01	$(0.10)

	Six Months Ended August 31, 2004 (unaudited)	Six Months Ended August 31, 2003 (restated) (unaudited)
Net income, as reported	$22,742	$4,685
Add: Recognized stock-based compensation expense for options	2,586	1,485
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(25,676)	(42,958)

Pro forma net loss	$(348)	$(36,788)

Earnings (loss) per share data:
Basic as reported	$0.12	$0.03
Basic pro forma	$0.00	$(0.21)
Diluted as reported	$0.12	$0.03
Diluted pro forma	$0.00	$(0.21)

The weighted average estimated fair value of employee stock options granted was $13.22 and $5.43 per share during the three months ended August 31, 2004 and 2003, respectively.

Deferred Taxes

The Company accounts for income taxes using the liability method that requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of the Company’s assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. Historically, the Company has recorded a valuation allowance to fully reserve for the benefit of its deferred tax assets due to uncertainty of realization of these deferred tax assets. During the three months ended August 31, 2004, the Company reversed $1.2 million of its valuation allowance pertaining to certain foreign deferred tax assets as it was determined to be more likely than not that the deferred tax assets in certain foreign jurisdictions will be realized. The Company also recorded current income tax expense of approximately $600,000 related to foreign jurisdictions with projected earnings before income taxes.

The Company will continue to assess the realizability of other deferred tax assets which primarily consist of net operating losses and stock option expense deductions in the United States. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this assessment, management considers historical trend of taxable losses, projected future taxable income and the reversal of deferred tax liabilities. As of August 31, 2004, the Company continues to provide a full valuation allowance against the majority of its deferred tax assets arising from tax losses in the United States due primarily to (i) cumulative losses in recent periods, (ii) uncertainty related to stock option exercises and related tax deductions generated, and (iii) inherent difficulties in forecasting future taxable income as a result of rapidly changing technology and the Company’s competitive environment. However, if the Company’s positive trend of earnings continues, it is likely the valuation allowance will be reversed in the future. After the date on which the valuation allowance is fully reversed, the Company will begin to recognize a tax provision on a quarterly basis.

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

Segment Reporting

The Company identifies its operating segments primarily based on differences in the nature of its products and services and identifies segments based on geographic location. The Company’s operating segments are enterprise and embedded. These segments reflect the Company’s primary focus, sales of RHEL and Red Hat Network subscriptions to large enterprises, and the fact that management has decided to maintain a small but strategic presence in the embedded systems market. Retail subscription revenue is included in the enterprise segment because results of retail subscription sales are not reviewed on a disaggregated basis from the Company’s other enterprise subscriptions. Performance of these segments is evaluated based on their respective gross profit margins as disclosed in the Company’s Consolidated Statements of Operations.

The Company’s enterprise segment principally relates to the sale of Red Hat technology subscriptions or support services/subscriptions for enterprise customers using Red Hat technology. All Red Hat enterprise products are infrastructure technologies. Red Hat’s enterprise services are provided in support of the enterprise technology that the Company distributes.

The Company’s embedded segment provides service and support primarily related to embedded devices. This business continues to target a unique subset of customers that are separate and distinct from the Company’s enterprise customers, employs dedicated resources and is managed by a separate team. The Company is beginning to see interest in subscription based technology offerings in the embedded market. In future periods, the Company expects a larger percentage of its revenues in the embedded segment to be subscription based. Results of this segment are regularly reviewed separately from the Company’s enterprise products for the purpose of allocating resources and assessing performance.

The Company evaluates its assets on a consolidated basis only. Accordingly, no information has been provided and no allocations have been made related to segment assets.

The Company manages its international business on a Europe-wide and Asia Pacific-wide basis. The following disclosure aggregates individually immaterial international operations and separately discloses the significant international operations and assets at and for the three and six months ended August 31, 2004 and 2003 (in thousands):

	North America	Europe	Asia Pacific and Japan	Total
	Three Months Ended August 31, 2004 (unaudited)
Revenue from unaffiliated customers	$31,624	$7,688	$7,012	$46,324
Net income (loss)	$11,678	$(1,061)	$1,208	$11,825
Total assets at August 31, 2004	$1,105,831	$30,694	$30,309	$1,166,834

	Three Months Ended August 31, 2003 (unaudited, restated)
Revenue from unaffiliated customers	$19,437	$5,444	$4,078	$28,959
Net income	$1,584	$524	$1,530	$3,638
Total assets at August 31, 2004	$387,734	$15,489	$10,489	$413,712

	Six Months Ended August 31, 2004 (unaudited)
Revenue from unaffiliated customers	$60,069	$14,849	$13,170	$88,088
Net income (loss)	$22,750	$(1,692)	$1,684	$22,742
Total assets at August 31, 2004	$1,105,831	$30,694	$30,309	$1,166,834

	Six Months Ended August 31, 2003 (unaudited, restated)
Revenue from unaffiliated customers	$36,549	$10,868	$7,666	$55,083
Net income (loss)	$(288)	$2,401	$2,572	$4,685
Total assets at August 31, 2004	$387,734	$15,489	$10,489	$413,712

Recent Accounting Pronouncements

In July 2004, the Emerging Issues Task Force ( EITF ) reached a tentative consensus on EITF Issue No. 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, that the impact of contingently convertible debt, such as the Company’s convertible notes, should be included in diluted net income per share computations regardless of whether the market price trigger has been met. If the EITF’s tentative consensus is ratified by the FASB, the provisions are expected to be effective for reporting periods ending after December 15, 2004. All prior period net income per share amounts presented would be restated to conform to the provisions of the final EITF. The Company has reviewed the provisions of EITF Issue No. 04-08 and has determined based on the “if converted” provisions of SFAS 128, “Earnings Per Share,” that the adoption would not result in the reduction of diluted earnings per share for the three months ended August 31, 2004 and would reduce diluted earnings per share by $.01, to $.11 per share, for the six months ended August 31, 2004. However, the exact amount of dilution, which may be more than the “if converted” amounts, cannot be determined until the EITF provides further guidance. This calculation results in an additional 23 million shares outstanding related to the convertible notes.

NOTE 3 - Restatement of Financial Statements

The Company’s previously issued financial statements for the quarter ended August 31, 2003 have been restated to correct its method of accounting for subscription agreements. Historically, the Company had recognized revenue for subscription agreements on a monthly basis, meaning that for a one-year subscription, one-twelfth of the subscription revenue was recognized in the calendar month of commencement of the subscription and the remaining revenue was recognized over the next 11 calendar months. In the first quarter of fiscal 2005, the Company began to recognize revenue ratably over the period of each particular subscription agreement, beginning on the commencement date of the subscription agreement. The effect of the change in method of recognizing subscription revenues on our previously reported financial statements is to defer a portion of the revenue that had been previously recognized in the month of commencement of a subscription to the final month of the subscription term. This change resulted in an increase (decrease) to previously reported subscription revenue for the three and six month periods ended August 31, 2003 of $110,000 and ($948,000), respectively. In addition to the adjustment to revenue, we recorded a decrease to previously reported cost of subscription revenue for the three and six month periods ended August 31, 2003 of ($137,000) and ($507,000), respectively, in order to match the incremental direct cost of services of our enterprise technologies with the related revenue now being deferred. Previously reported sales and marketing expense for the three and six month periods ended August 31, 2003 was decreased by ($54,000) and ($270,000) to adjust for the deferral of sales commissions associated with the revenue now being deferred. Corresponding adjustments were made to the balance sheet as of August 31, 2003. The following is a summary of changes to selected consolidated financial data as a result of these restatements for the three and six month periods ended August 31, 2003:

	Three Months Ended			Six Months Ended
	August 31, 2003 (unaudited)		August 31, 2003 (unaudited)	August 31, 2003 (unaudited)		August 31, 2003 (unaudited)
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Subscription and services revenue:
Subscription:
Enterprise technologies	$14,918	$(716)	$14,202	$27,207	$(1,133)	$26,074
Retail	3,121	826	3,947	7,583	185	7,768
Embedded	490		490	1,136		1,136

Total subscription revenue	18,529	110	18,639	35,926	(948)	34,978

Services:
Enterprise technologies	9,147		9,147	18,186		18,186
Embedded development services	1,173		1,173	1,919		1,919

Total services revenue	10,320	—	10,320	20,105	—	20,105

Total subscription and services revenue	28,849	110	28,959	56,031	(948)	55,083

Cost of subscription and services revenue:
Subscription:
Enterprise technologies and retail	2,220	(137)	2,083	5,194	(507)	4,687
Embedded	90		90	219		219

Total cost of subscription revenue	2,310	(137)	2,173	5,413	(507)	4,906

Services:
Enterprise technologies	4,976		4,976	9,841		9,841
Embedded development services	695		695	1,479		1,479

Total cost of services revenue	5,671	—	5,671	11,320	—	11,320

Total cost of subscription and services revenue	7,981	(137)	7,844	16,733	(507)	16,226

Gross profit enterprise technologies and retail	19,990	247	20,237	37,941	(441)	37,500
Gross profit embedded	878	—	878	1,357	—	1,357

Total gross profit	20,868	247	21,115	39,298	(441)	38,857

Operating expense:
Sales and marketing	9,570	(54)	9,516	18,322	(270)	18,052
Stock-based sales and marketing expense	107		107	231		231
Research and development	6,104		6,104	11,883		11,883
Stock-based research and development expense	203		203	443		443
General and administrative	4,356		4,356	8,415		8,415
Stock-based general and administrative expense	273		273	811		811
Amortization of intangibles	15		15	15		15

Total operating expense	20,628	(54)	20,574	40,120	(270)	39,850

Income (loss) from operations	240	301	541	(822)	(171)	(993)
Other income	3,496		3,496	6,191		6,191
Other expense	(399)		(399)	(513)		(513)

Income before provision for income taxes	3,337	301	3,638	4,856	(171)	4,685
Provision (benefit) for income taxes	—		—	—		—

Net income	$3,337	$301	$3,638	$4,856	($171)	$4,685

Net income per share:
Basic	$0.02		$0.02	$0.03		$0.03
Diluted	$0.02		$0.02	$0.03		$0.03
Weighted average shares outstanding:
Basic	172,127		172,127	171,636		171,636
Diluted	182,377		182,377	181,185		181,185

NOTE 4 - Comprehensive Income

The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income for the three and six month periods ended August 31, 2004 and 2003 was as follows (in thousands):

	Three Months Ended August 31, 2004 (unaudited)	Three Months Ended August 31, 2003 (unaudited, restated)
Comprehensive income:
Net income	$11,825	$3,638
Foreign currency translation adjustments	(62)	(196)
Change in unrealized gains (losses) on marketable securities	4,197	(4,055)

Total comprehensive income (loss), net of taxes	$15,960	$(613)

	Six Months Ended August 31, 2004 (unaudited)	Six Months Ended August 31, 2003 (unaudited, restated)
Comprehensive income:
Net income	$22,742	$4,685
Foreign currency translation adjustments	(360)	375
Change in unrealized gains (losses) on marketable securities	(8,188)	(2,633)

Total comprehensive income, net of taxes	$14,194	$2,427

As of August 31, 2004 and February 29, 2004 the Company holds investments in debt securities with an unrealized gain (loss) of $(2.8) million and $5.4 million, respectively.

NOTE 5 - Supplemental Reconciliation of Change in Total Cash and Investments in Debt Securities

	Three Months Ended		Six Months Ended
	August 31, 2004	August 31, 2003	August 31, 2004	August 31, 2003
	(unaudited)	(unaudited, restated)	(unaudited)	(unaudited, restated)
Net income	$11,825	$3,638	$22,742	$4,685
Non-cash expenses	3,428	2,506	8,403	5,231
Net change in working capital items	15,570	4,247	30,795	5,979

Net cash provided by operating activities	30,823	10,391	61,940	15,895
Cash flows from investing activities:
Purchases of property and equipment	(2,570)	(2,351)	(7,938)	(3,844)
Net change in market value of debt securities	4,198	(4,055)	(8,187)	(2,632)

Net cash provided by (used in) investing activities	1,628	(6,406)	(16,125)	(6,476)
Net cash provided by financing activities	1,342	2,959	12,376	4,595
Effect of foreign currency exchange rates on cash and cash equivalents	(522)	(217)	(1,826)	379

Net increase in cash and investments	33,271	6,727	56,365	14,393
Cash and investments at beginning of period	964,478	300,006	941,384	292,340

Cash and investments at end of period	$997,749	$306,733	$997,749	$306,733

NOTE 6 - Goodwill and Identifiable Intangible Assets

Identifiable intangible assets consist primarily of trademarks, copyrights and patents, which are amortized over the estimated useful life ranging from three to 15 years. The following is a summary of identifiable intangible assets (in thousands):

	As of August 31, 2004 (unaudited)			As of February 29, 2004 (unaudited)
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$3,566	$(2,550)	$1,016	$3,436	$(2,495)	$941
Purchased technologies	$3,023	$(400)	$2,623	$3,000	$(100)	$2,900

The following is a summary of goodwill by segment for the six months ended August 31, 2004 (in thousands):

	Enterprise	Embedded	Consolidated
Balance at February 29, 2004	$46,356	$19,516	$65,872
Impact of foreign currency fluctuations	151	—	151

Balance at August 31, 2004	$46,507	$19,516	$66,023

There were no additions to goodwill during the six months ended August 31, 2004 and no impairments to goodwill or identifiable assets were required to be recognized during the six months ended August 31, 2004 or the year ended February 29, 2004.

NOTE 7 - Legal Proceedings

Red Hat Professional Consulting, Inc., formerly PTI, a wholly owned subsidiary of the Company acquired in February 2001, together with its former directors and some of its former principal shareholders, is a defendant in a suit brought by a former employee in DeKalb County Superior Court in Georgia. The plaintiff asserts, among other things, breach of various employment agreements and seeks monetary damages. PTI has filed an answer, affirmative defenses and counterclaims denying all liability and has filed a motion to dismiss which remains pending. All discovery in the matter is complete. The Company has been indemnified in this matter by the former PTI shareholders and further believes that the likelihood of a material loss is remote.

Commencing on or about March 29, 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. On August 8, 2001, Chief Judge Michael Mukasey of the U.S. District Court for the Southern District of New York issued an order that transferred all of the so-called IPO allocation actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings. The court has consolidated the actions into a single action. The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages. No discovery has occurred to date. The individual director and officer defendants have been dismissed from the case without prejudice. The Company believes these complaints are without merit and will defend itself vigorously in this matter. There can be no assurance, however, that this matter will be resolved in the Company’s favor. The Company, among other issuers, the plaintiffs, and the insurers have agreed, in concept, to a proposed settlement whereby the Company would be released from this litigation without further payment from the Company. That proposed settlement has been submitted to the court for its consideration; there is, however, no certainty that the court will approve the settlement.

Commencing on August 4, 2003, the Company filed suit against The SCO Group, Inc. (SCO) in the U.S. District Court for the District of Delaware (Civil Action No. 03-722 SLR) seeking a declaratory judgment that the Company is not infringing any of SCO’s intellectual property rights. In addition, the Company has asserted claims against SCO under Delaware and federal law, including deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, trade libel and violations of the Lanham Act. The Company contends that SCO has made false and misleading public statements alleging that software code, in which SCO claims to own copyrights and trade secrets, was misappropriated and incorporated into the Company’s product, and SCO has threatened legal action. On September 15, 2003, SCO filed a motion to dismiss contending, among other things, that no actual controversy exists such that the declaratory judgment that the Company seeks would be warranted. On April 6, 2004, the Court denied SCO’s Motion to Dismiss but stayed further action in the case pending the resolution of litigation pending in the U.S. District Court for the District of Utah between SCO and IBM. On April 20, 2004, Red Hat filed a motion for reconsideration contending that a stay based on the Utah case would be inappropriate; SCO has filed an opposition to that motion. That motion is now pending before the Court. At this early stage of the proceedings, no assurance can be given as to the outcome.

As of August 31, 2004, 14 class action lawsuits had been filed against the Company and several of its present and former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of North Carolina. In each of the actions, plaintiffs seek to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arise in connection with the Company announcement on July 13, 2004 that it would restate certain of its financial statements. One or more of the plaintiffs assert that certain present and former officers (the “Individual Defendants”) and the Company variously violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs seek unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in Red Hat common stock; disgorgement by the Company’s Chief Executive and former Chief Financial Officers of certain compensation and profits from trading in the Company’s common stock, pursuant to Section 304 of the Sarbanes-Oxley Act of 2002, and other relief. As of September 8, 2004, all of these class action lawsuits have been consolidated into a single action referenced as Civil Action No. 5:04-CV-473BR and titled In re Red Hat, Inc. Securities Litigation. Plaintiffs’ counsel are now seeking designation as lead counsel. The Company intends to vigorously defend this class action lawsuit. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

In addition to the class action claims, two purported shareholder derivative actions were filed on July 22, 2004 and August 24, 2004, respectively, in the New Castle County Court of Chancery in Delaware against certain present and former officers and directors of the Company, against

PricewaterhouseCoopers LLP, and also naming the Company as a nominal defendant. The suits claim that certain of the Company’s present and former officers and directors breached their fiduciary duties to the Company’s stockholders and to the Company. The complaints are derivative in nature and do not seek relief from the Company. On September 29, 2004, an order was entered consolidating the two actions into a single action referenced as Consolidated Civil Action No. 586-N and titled In re Red Hat, Inc. Derivative Litigation. The Company believes there are substantial legal and factual defenses to the claims, which it intends to vigorously pursue. There is no assurance, however, that the Company will prevail in defending these actions.

The Company also experiences other routine litigation in the normal course of our business. The Company believes that the outcome of this routine litigation will not have a material adverse effect on its consolidated financial position and results of operations.

NOTE 8 - Income Taxes

During the quarter ended August 31, 2004, the Company determined, based on current pre-tax income and future expected earnings, that realization of certain of its foreign deferred tax assets is more likely than not. Therefore, the Company reversed $1.2 million of its valuation allowance pertaining to certain foreign deferred tax assets. The Company also recorded current income tax expense of approximately $600,000 related to foreign jurisdictions with projected earnings before income taxes of approximately $1.5 million.

The Company continues to assess the realizability of other deferred tax assets which primarily consist of net operating losses and stock option expense deductions in the United States. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this assessment, management considers historical trend of taxable losses, projected future taxable income and the reversal of deferred tax liabilities. As of August 31, 2004, the Company continues to provide a full valuation allowance against the majority of its deferred tax assets arising from tax losses in the United States due primarily to (i) cumulative losses in recent periods, (ii) uncertainty related to stock option exercises and related tax deductions generated, and (iii) inherent difficulties in forecasting future taxable income as a result of rapidly changing technology and the Company’s competitive environment. However, if the Company’s positive trend of earnings continues, it is likely the valuation allowance will be reversed in the future.

NOTE 9 - Subsequent Events

On September 29, 2004, the Company entered into a definitive Asset Purchase Agreement with Netscape Communications Corporation and America Online, Inc. to acquire certain assets of their former Netscape Security Solutions unit. The products to be acquired are derived from the former Netscape Enterprise Suite and include Netscape Directory Server and Netscape Certificate Management System. Red Hat presently expects to start marketing these products as part of its Open Source Architecture over the next 6 to 12 months.

Red Hat’s acquisition of these assets of the Netscape Security Solutions unit is expected to be completed in Red Hat’s third fiscal quarter of 2004. The aggregate purchase price payable by Red Hat upon completion of the acquisition is $20.5 million in cash. An additional $2.5 million would be payable by Red Hat contingent on certain future customer orders being placed on or before April 30, 2005. The acquisition is subject to customary conditions to closing but is not subject to any further Board or stockholder approvals of any of the parties.

On September 29, 2004, the Company also announced that its Board of Directors had authorized a program to repurchase up to $100 million of the Company’s common stock, par value $.0001 per share, from time to time on the open market or in privately negotiated transactions. The program will expire on the earlier of (i) September 30, 2005, or (ii) a determination by the Board of Directors, the Chief Executive Office or the Chief Financial Officer to discontinue the program.

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

OVERVIEW

Red Hat offers users a single, trusted point of contact and a common platform for developing, deploying and managing open source software across Internet infrastructure and devices that connect to the Internet, ranging from small embedded devices to high-availability clusters and integrated web server/e-commerce operating systems. Red Hat Network (“RHN”), our unique management technology, helps companies efficiently manage their networks and systems by delivering open source products, services, support and information on-line, in real-time. Open source software is an alternative to proprietary software. There are no licensing fees associated with open source software. Therefore, we do not recognize any separate distinguishable value from the sale of the code itself. We derive the value from the sale of our open source solutions by the value we add through the integration and testing of open source technology and by the managed services we provide for our technologies through the RHN. We sell our technology principally through subscriptions and we recognize our technology based revenue over the period of the technology subscription relationships with our customers. Our products and services are offered primarily to large enterprises, government organizations, and small and medium size businesses.

We have focused on introducing and gaining acceptance for our enterprise technologies, Red Hat Enterprise Linux (“RHEL”) AS, ES and WS and Red Hat Network for the past two fiscal years. In May 2002, we introduced our initial Red Hat Enterprise Linux offering, Red Hat Enterprise Linux AS, formerly called Advanced Server. Since its initial introduction, Red Hat Enterprise Linux has gained broad support from independent software and hardware vendors. We have continued to focus on our Enterprise line of technologies by expanding our enterprise operating platform offerings and introducing new systems management products. As discussed in our critical accounting policies, these offerings typically have a twelve month revenue recognition period which matches the subscription period.

For the quarter ended August 31, 2004, we sold approximately 144,000 subscriptions, including renewals to our RHEL products compared to 98,000 in the previous quarter. This increase continues the trend experienced in the fiscal year ended February 28, 2004, when we sold approximately 169,500 subscriptions to our RHEL products compared to 36,500 in the previous year. These increases have resulted from an increasing level of adoption of Red Hat Enterprise Linux as a primary computing platform by the larger enterprise customers and the introduction of two additional Red Hat Enterprise Linux offerings in March 2003, Red Hat Enterprise Linux ES and WS. These new products are targeted at the lower end of the server market and the technical/developer workstation market, respectively, and have less features and more limited service level agreements. Our ability to continue to increase adoption rates of Red Hat Enterprise Linux and maintain competitive pricing are critical to our success.

We derive our revenues and generate cash from customers from two sources (i) subscription revenue, which includes retail, enterprise subscriptions, and embedded subscriptions and (ii) services revenue which includes enterprise and embedded services. For the quarters ended August 31, 2004 and 2003, our revenues were $46.3 million and $29.0 million, respectively. The arrangements that create Enterprise subscription revenue are explained in detail in our Revenue Recognition footnote included in our Critical Accounting Policies and in Note 2 - Summary of Significant Accounting Policies. These arrangements typically involve the sale of subscriptions to Red Hat Enterprise Linux. Our revenues are affected by corporate, government and consumer spending levels. In evaluating the performance of our business, management considers a number of factors. These factors include total revenues, gross margin, operating margin and cash flows on a geographic basis. In addition, management considers the following factors:

•	Subscription volumes. Our RHEL products: AS, ES and WS are sold under subscription agreements. These arrangements typically have a one year subscription period. The base subscription entitles the end user to one year of maintenance, which includes the end user to configuration support and updates to the technology, when and if available, during the term of the subscription. Subscription volumes increased again in the second quarter of fiscal 2005. The increase in sales volume is being driven by the market acceptance of using the Linux operating system in enterprise data centers as well as the strategic agreements we entered into with leading technology companies that included the distribution of RHEL by these companies, which are detailed in the strategic relationships discussion of the Business section of our Form 10-K/A.

•	Sales by geography. We operate our business in three geographic regions; North America (U.S. and Canada); Europe, Middle East and Africa, or EMEA; and Japan, Australia, Korea and China or Asia Pacific. In the second quarter of fiscal 2005, 32% of our revenue was generated outside North America compared to 30% for the same period in fiscal 2004. This percentage is expected to continue to increase as our international sales force and channels become more mature.

•	Deferred revenue balances. Our deferred revenue balance at August 31, 2004 was $99.7 million. Because of our subscription model and revenue recognition policies, deferred revenues improve predictability of future revenues. Deferred revenues at August 31, 2004, have increased by more than 12% compared to the May 31, 2004 balance.

•	Cash, cash equivalents and investments in debt securities. Cash, cash equivalents and investments in debt securities balance at August 31, 2004, totaled $997.7 million. During the first six months of fiscal 2005, we generated $61.9 million in cash flow from operations primarily related to the increase in sales of subscriptions to Red Hat Enterprise Linux during the fiscal year. We also had positive cash flow provided by financing activities during the first six months of the fiscal year of $12.4 million. Our significant cash balance gives us the ability to take advantage of acquisition opportunities and increase our international growth.

•	In fiscal 2005, we are focused on, among other things, (i) continuing to build on the market momentum in the migration to the Linux operating system by enterprise customers; (ii) continuing our market penetration through channel partners; (iii) driving high renewal rates of subscriptions sold in prior periods and (iv) increasing the contribution to our subscription sales by Intel hardware vendors.

Critical Accounting Policies

Our critical accounting policies include the following:

•	Revenue recognition;

•	Impairment of long-lived assets; and

•	Deferred Taxes.

Revenue Recognition

We recognize revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition”, (“SOP 97-2”) as amended by SOP 98-4 and SOP 98-9, and Staff Accounting Bulletin No. 101 (“SAB 101”). Revenue recognition in accordance with these pronouncements can be complex due to the nature and variability of our sales transactions.

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

Enterprise subscription revenue is comprised primarily of revenue from sales of Red Hat Enterprise Linux technology solutions, however, through April 2004, we also generated enterprise subscription revenue from sales of Red Hat Linux and related software development tools. During fiscal 2003, we released the first version of our Red Hat Enterprise Linux offerings, Red Hat Enterprise Linux AS. In March 2003, two additional versions of Red Hat Enterprise Linux were released, Red Hat Enterprise Linux ES and WS. Red Hat Enterprise Linux (“RHEL”) products are offered with either one or three year base subscription periods; the majority of our subscriptions have one-year terms. Under these subscription agreements, renewal rates are generally specified for one or three year renewal terms. The base subscription entitles the end user to the technology itself and post contract customer support (“PCS”) consisting of security errata, updates to the technology, upgrades to new versions of RHEL, on a when and if available basis, during the term of the subscription. We sell RHEL through four channels: distribution, direct sales, original equipment manufacturers (“OEM’s”) and the web. We recognize revenue from the sale of RHEL offerings ratably over the period of the subscription beginning on the commencement date of the subscription agreement. Accounts receivable and deferred revenue balances are recognized at the time a customer has entered into a binding agreement with us and we have the right to bill the customer under the terms of each particular agreement. We do not sell the RHEL technology or the components of the PCS that are included in the subscription on a stand alone basis.

Subscription arrangements with large enterprise customers often have contracts with multiple elements (e.g., software technology, maintenance, training, consulting and other services). We allocate revenue to each element of the arrangement based on verifiable specific objective evidence of its fair value when we can demonstrate sufficient evidence of the fair value of at least those elements that are undelivered. The fair value of the RHEL component of multiple element arrangements is supported by specific annual renewal rates in the individual customers’ contracts and significant historical evidence that our customers regularly renew their subscriptions to RHEL at the rates stated in the subscription agreement upon expiration of the original subscription term. In addition, in the majority of our sales transactions we sell RHEL subscriptions on a stand alone basis which provides further evidence of fair value. The fair value of other service elements in multiple element arrangements is created by either (i) providing the customer with the ability during the term of the arrangement to purchase additional services at the same rate paid for the services included in the initial agreement or (ii) selling the services on a stand-alone basis. Enterprise subscription revenue also includes revenue from large Unix to Linux migration arrangements that were sold prior to the release of RHEL in fiscal 2003. Revenue from these pre- RHEL arrangements has generally been recognized ratably over the term of the arrangement as no pattern of performance is sufficiently discernible to allow for other than ratable recognition. These arrangements lapsed in or prior to the second quarter of fiscal 2004.

In addition, our enterprise subscription revenue is partially derived from sales of its Red Hat Network offerings. Red Hat Network is a Company-hosted, internet-based set of services to help assure the security, availability and reliability of all of our Red Hat technology solutions that we host. Red Hat Network may be subscribed to at the time of, and in addition to, one of our RHEL offerings or on a stand alone basis. Revenues are recognized ratably over the term of the subscription beginning on the commencement date of the subscription.

Through our retail distributors, we have historically sold Red Hat Linux consumer products. The retail product is currently offered in one version: Red Hat Professional Workstation. During fiscal 2004, we sold two different versions of Red Hat Linux (9 and Professional Workstation). In accordance with SOP 97-2, the revenue associated with products whose subscription period is 30 days or less is recognized immediately because the cost to us associated with such subscriptions is de minimis. For retail products whose subscription period for support services is greater than 30 days, we recognize the revenue ratably over the period that the subscription services are provided beginning on the estimated date of purchase by the end user. A reserve for sales returns is recognized for sales of retail software products to distributors, who have a right of return, based on our historical experience of sell-through to the end user by the distributor. The predominant portion of our retail distribution agreements provide that distributors only have 90 days from date of original shipment to return unsold product. We recognize revenues from sales of retail products with subscription periods less than 30 days upon shipment to the distributor because we are able to estimate returns with a reasonable degree of accuracy, the fee is fixed and determinable, and collection of the resulting receivable is probable. Our retail customers do not receive the right to future upgrades or new versions of its technology.

Embedded subscription consists of revenue for technical support and maintenance services provided pursuant to software compiling, debugging, and optimization agreements. Revenue is recognized ratably over the term of the agreement, which is typically 12 months.

Services Revenue

Services revenue is comprised of enterprise technology services and embedded development. Enterprise technology consulting services are comprised of revenue for enterprise consulting and engineering services, and customer training and education. Enterprise technology consulting services are provided under agreements in which customers pay us on a fixed fee or hourly basis to assist in the deployment of enterprise technologies. Enterprise technology engineering services represent revenues earned under fixed fee arrangements with our OEM partners to add functionality to our RHEL line of technologies. Revenues under hourly arrangements are recognized as work is performed. Revenues under fixed fee arrangements are recognized either on a proportional performance basis (i.e., if the arrangement involves the delivery of software that includes significant production, customization and modification) or upon passage of time dependent upon the terms of each individual engagement. Revenue from customer training and education is recognized as the services are performed.

Embedded development services are contracts for software compiling, debugging, and optimization. Revenue is recognized on the proportional performance method, provided that the Company has the ability to make reliable estimates of future performance requirements, the fee for such services is fixed and determinable and collection of the resulting receivable is probable.

Impairment of Long-Lived Assets

We evaluate the recoverability of our property and equipment and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. We perform this assessment on an annual basis, typically during the fourth quarter of the fiscal year. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets.

Deferred Taxes

We account for income taxes using the liability method that requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of our assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. Historically, we have recorded a valuation allowance to fully reserve for the benefit of its deferred tax assets due to uncertainty of realization of these deferred tax assets. During the three months ended August 31, 2004, we reversed $1.2 million of its valuation allowance pertaining to certain foreign deferred tax assets as it is more likely than not that these deferred tax assets will be realized. We also recorded current income tax expense of approximately $0.6 million related to foreign jurisdictions with projected earnings before income taxes.

We will continue to assess the realizablity of other deferred tax assets which primarily consist of net operating losses and stock option expense deductions in the United States. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this assessment, management considers historical trend of taxable losses, projected future taxable income and the reversal of deferred tax liabilities. As of August 31, 2004, we continue to provide a full valuation allowance against the majority of our deferred tax assets arising from tax losses in the United States due primarily to (i) cumulative losses in recent periods, (ii) uncertainty related to stock option exercises and related tax deductions generated, and (iii) inherent difficulties in forecasting future taxable income as a result of rapidly changing technology and the Company’s competitive environment. However, if the Company’s positive trend of earnings continues, it is likely the valuation allowance will be reversed in the future.

RESTATEMENT

Our previously issued consolidated balance sheet as of February 29, 2004 and consolidated statements of operations and of cash flows for the three and six month periods ended August 31, 2003, have been restated to reflect our change in accounting to correct our method of revenue recognition related to subscription agreements. Historically, we had recognized revenue for subscription agreements ratably on a monthly basis, meaning that for a one-year subscription one-twelfth of the subscription revenue was recognized in the calendar month of commencement of the subscription and the remaining revenue was recognized over the next 11 calendar months. In the first quarter of fiscal 2005, we began recognizing revenue over the term of each particular subscription agreement, beginning on the commencement date of the subscription agreement. The effect of using the new method on our previously reported financial statements is to defer a portion of the revenue that had been previously recognized in the month of commencement of a subscription to the month in which the subscription ends. See NOTE 3 to the Consolidated Financial Statements for further discussion.

RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	August 31, 2004	August 31, 2003	August 31, 2004	August 31, 2003
	(unaudited)	(unaudited, restated)	(unaudited)	(unaudited, restated)
Subscription and services revenue:
Subscription:
Enterprise technologies	$33,941	$14,202	$63,909	$26,074
Retail	561	3,947	936	7,768
Embedded	423	490	648	1,136

Total subscription revenue	34,925	18,639	65,493	34,978

Services:
Enterprise technologies	10,492	9,147	20,978	18,186
Embedded development services	907	1,173	1,617	1,919

Total services revenue	11,399	10,320	22,595	20,105

Total subscription and services revenue	46,324	28,959	88,088	55,083

Cost of subscription and services revenue:
Subscription:
Enterprise technologies and retail	2,807	2,083	4,720	4,687
Embedded	62	90	131	219

Total cost of subscription revenue	2,869	2,173	4,851	4,906

Services:
Enterprise technologies	5,241	4,976	10,727	9,841
Embedded development services	736	695	1,613	1,479

Total cost of services revenue	5,977	5,671	12,340	11,320

Total cost of subscription and services revenue	8,846	7,844	17,191	16,226

Gross profit enterprise technologies and retail	36,946	20,237	70,376	37,500
Gross profit embedded	532	878	521	1,357

Total gross profit	37,478	21,115	70,897	38,857

Operating expense:
Sales and marketing	14,856	9,516	27,970	18,052
Stock-based sales and marketing expense	—	107	108	231
Research and development	8,387	6,104	15,470	11,883
Stock-based research and development expense	48	203	240	443
General and administrative	6,181	4,356	12,646	8,415
Stock-based general and administrative expense	1,084	273	2,238	811
Amortization of intangibles	178	15	337	15

Total operating expense	30,734	20,574	59,009	39,850

Income (loss) from operations	6,744	541	11,888	(993)
Other income	6,225	3,496	13,488	6,191
Other expense	(1,785)	(399)	(3,275)	(513)

Income before provision for income taxes	11,184	3,638	22,101	4,685
Provision (benefit) for income taxes	(641)	—	(641)	—

Net income	$11,825	$3,638	$22,742	$4,685

Three Months Ended August 31, 2004 and August 31, 2003

Total revenue

Total revenue increased 60.0% to $46.3 million in the three months ended August 31, 2004 from $29.0 million in the three months ended August 31, 2003. This increase was driven by significant growth in the enterprise subscription revenues of our business, offset somewhat by a decrease in retail revenue which is due to our focus on the sale of subscriptions to our enterprise technologies to large customers rather than on the consumer market. For the three months ended August 31, 2004, we sold approximately 144,000 subscriptions, including renewals to our RHEL products compared to 98,000 in the previous quarter. This increase continues the trend experienced in the fiscal year ended February 28, 2004, when we sold approximately 169,500 subscriptions to our RHEL products compared to 36,500 in the previous year. These increases have resulted from an increasing level of adoption of Red Hat Enterprise Linux as a primary computing platform by the larger enterprise customers and the introduction of two additional Red Hat Enterprise Linux offerings in March 2003, Red Hat Enterprise Linux ES and WS.

Subscription revenue

Subscription revenue is comprised of revenue from enterprise technologies (Red Hat Enterprise Linux and Red Hat Network), retail technologies and embedded customers. Subscription revenue increased to $34.9 million for the three months ended August 31, 2004 from $18.6 million for the three months ended August 31, 2003.

Enterprise technologies

Enterprise technologies revenue primarily relates to both direct and indirect sales of Red Hat Enterprise Linux and other related software solutions such as Stronghold. Enterprise technologies revenue increased 139.0% to $33.9 million for the three months ended August 31, 2004 from $14.2 million for the three months ended August 31, 2003. The increase is directly related to the number of deployed units of Red Hat Enterprise Linux as a result of units sold in previous quarters as well as sales of RHEL during the current quarter. These arrangements typically have a one year subscription period. The base subscription entitles the end user to one year of maintenance, which entitles the end user to configuration support and updates to the technology, when and if available, during the term of the subscription. Subscription volumes increased each quarter during fiscal 2004 and continued in the first six months of fiscal 2005. The increase in sales volume is being driven by the market acceptance of the Linux operating system in mission critical areas of computing by the large enterprise, as well as the strategic agreements we entered into with leading technology companies that provide for the distribution of Red Hat Enterprise Linux by these companies. For the three month period ended August 31, 2004, we sold approximately 144,000 subscriptions, including renewals to our Red Hat Linux AS, ES and WS products.

Retail

Retail revenue, which consists of sales of Red Hat Linux and Professional Workstation to consumers through either value added resellers or distributors, decreased 85.8% to $0.6 million for the quarter ended August 31, 2004 from $3.9 million for the quarter ended August 31, 2003. This decrease is due to our focus on the sale of subscriptions to our Enterprise technologies to large Enterprise customers rather than on the consumer market. This market is no longer a strategic source of revenue for us but instead represents a channel for providing leading edge technology to sophisticated users. Certain users are expected to help us improve new technology to the point it has the stability to be introduced into our Enterprise offerings. We expect our retail revenues to continue to decline in fiscal 2005 due to fewer planned product releases during the fiscal year.

Embedded subscription

Embedded subscription revenue decreased to $0.4 million for the three months ended August 31, 2004 from $0.5 million for the three months ended August 31, 2003. The decrease in embedded markets is primarily due to the weak performance of the semiconductor and telecommunications industries which has impacted research and development spending. We will continue to maintain a strategic presence in this market as we believe that a Linux/open source platform will provide a significant value advantage in the embedded market in the future.

Services revenue

Enterprise technologies services

Enterprise technologies services include fees received from enterprise customers for deployment of Red Hat Enterprise technologies, customer training and education fees and fees received for adding certain functionality to RHEL for our major hardware partners. Enterprise technologies services revenue increased 14.7% to $10.5 million in the three months ended August 31, 2004 from $9.1 million in the three months ended August 31, 2003. The increase in enterprise technologies services revenue is primarily due to an increase in the revenues earned from customer training and education of $1.5 million. We continue to view our customer training and education business as a leading indicator of demand for the use of our Red Hat Enterprise Linux technologies by enterprise customers. The adoption of Linux as a primary computing platform increases the need to train system administrators and developers. In addition, we had an increase in revenue recognized for adding certain functionality to RHEL for our major hardware partners of approximately $0.4 million. These increases were offset by a decrease in consulting fees received from enterprise customers for deployment of Red Hat Enterprise technologies of approximately $0.6 million.

Embedded development services

Embedded development services revenue decreased 22.7% for the three months ended August 31, 2004 to $0.9 million compared to $1.2 million for the three months ended August 31, 2003. The embedded markets continue to struggle due to the weak performance of the semiconductor and telecommunications industries which has impacted research and development spending and our reduction in focus and personnel on this business to a small core team which maintains a strategic presence in this marketplace.

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue primarily consists of expenses we incur to manufacture, package, distribute, support and maintain our solutions. These costs include expenses for physical media, literature and packaging, fulfillment and shipping, labor related costs to provide technical support and maintenance and bandwidth costs for Red Hat Network. Cost of subscription revenue increased 32.0% to $2.9 million in the three months ended August 31, 2004 from $2.2 million in the three months ended August 31, 2003. The increase is the result of additions to our technical support staff at each of our three call center locations to meet the demands of our growing subscriber base.

Cost of services revenue

Cost of services revenue is primarily comprised of salaries and related costs — including non-cash, stock-based compensation charges — incurred for our personnel to deliver custom development, open source consulting engineering, training and education, and hardware certification services. We incur no direct costs related to royalties received from the licensing of our trademarks to third parties. Cost of services revenue increased 5.4% to $6.0 million in the three months ended August 31, 2004 from $5.7 million in the three months ended August 31, 2003. The increase is primarily related to an increase in costs associated with our training and education services of $0.7 million which is consistent with the increase in revenue.

Gross Profit

Gross profit increased 77.5% to $37.5 million in the three months ended August 31, 2004 from $21.1 million in the three months ended August 31, 2003. This increase was entirely due to the increase in revenue and profitability related to our Red Hat Enterprise Linux offerings. The growth and profitability of our Enterprise business was offset by a slight decline in the Embedded segment. Our total gross margin percentage was 80.9% for the three months ended August 31, 2004 compared to 72.9% for the three months ended August 31, 2003. Enterprise technologies and retail subscriptions gross margins were 91.9% for the three months ended August 31, 2004 compared to 88.5% in the three months ended August 31, 2003. Our Enterprise technologies services gross margins were 50.0% and 45.6%, respectively, for the three months ended August 31, 2004 and 2003.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and tradeshows. Sales and marketing expense increased 56.1% to $14.9 million (32.1% of total revenue) in the three months ended August 31, 2004 from $9.5 million (32.8% of total revenue) in the three months ended August 31, 2003. This increase was primarily due to a $5.1 million increase in enterprise sales costs as we increased the size of our direct outside sales and our channel sales forces as well as a $0.6 million increase in our marketing costs.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased 37.4% to $8.4 million (18.1% of total revenue) in the three months ended August 31, 2004 from

$6.1 million (21.1% of total revenue) in the three months ended August 31, 2003. The increase in research and development expense resulted from an increase in engineering headcount to support the development and integration of our Red Hat Enterprise Linux operating platforms as well as our Desktop and Storage products. We acquired Sistina in the fourth quarter of fiscal 2004 and added approximately $0.7 million in cost related to this team. We have also been adding resources to our Desktop team and the cost associated with this team has increased by $0.4 million. The remaining increase is due to additional headcount and overhead associated with our expanding research and development team.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, facilities and information systems expenses. General and administrative expense increased 41.9% to $6.2 million (13.3% of total revenues) in the three months ended August 31, 2004 from $4.4 million (15.0% of total revenues) in the three months ended August 31, 2003. This increase relates primarily to increased professional fees of $0.9 million incurred in connection with the restatement of our previously filed financial statements, Sarbanes-Oxley 404 compliance and consulting services related to our long-term compensation plans. In addition, we incurred approximately $0.5 million in expenses related to the move of one of our offices. The remaining increase is primarily related to higher payroll costs associated with pay increases and bonuses.

Stock-based compensation and amortization of intangibles

Stock-based compensation and amortization of intangibles expense increased $0.5 million to $1.1 million in the three months ended August 31, 2004 from $0.6 million in the three months ended August 31, 2003. Costs incurred for acquiring trademarks, copyrights and patents are capitalized as intangibles and amortized using the straight-line method over their estimated useful lives, which range from three to ten years. The increase in stock-based compensation and amortization of intangibles is primarily due to the amortization of certain stock awards granted in the fourth quarter of fiscal 2004.

Other income

Other income consists of interest income earned on cash deposited in money market accounts and invested in short- and long-term fixed income instruments and foreign currency gains and losses, net. Other income increased to $6.2 million in the three months ended August 31, 2004 from $3.5 million in the three months ended August 31, 2003. The increase is primarily related to increased interest income associated with the increase in our cash and investment balances related to the debt offering in January 2004.

Other expense

Other expense consists of interest expense incurred on short term debt, capital leases and the convertible notes. Other expense increased to $1.8 million in the three months ended August 31, 2004 from $0.4 million in the three months ended August 31, 2003. The increase is principally related to interest expense associated with the convertible notes.

Income tax benefit

During the quarter ended August 31, 2004, we determined that realization of certain of its foreign deferred tax assets is more likely than not. Therefore, the Company reversed $1.2 million of its valuation allowance pertaining to certain foreign deferred tax assets. The Company also recorded current income tax expense of approximately $0.6 million related to foreign jurisdictions with projected earnings before income taxes.

Six Months Ended August 31, 2004 and August 31, 2003

Total revenue

Total revenue increased 60.0% to $88.1 million in the six months ended August 31, 2004 from $55.1 million in the six months ended August 31, 2003. This increase was driven by significant growth in the enterprise subscription revenues of our business offset somewhat by a decrease in retail revenue which is due to our focus on the sale of subscriptions to our enterprise technologies to large customers rather than on the consumer market.

Subscription revenue

Subscription revenue is comprised of revenue from enterprise technologies (Red Hat Enterprise Linux and Red Hat Network), retail technologies and embedded customers. Subscription revenue increased 87.2% to $65.5 million for the six months ended August 31, 2004 from $35.0 million for the six months ended August 31, 2003.

Enterprise technologies

Enterprise technologies revenue primarily relates to both direct and indirect sales of Red Hat Enterprise Linux and other related software solutions such as Stronghold. Enterprise technologies revenue increased 145.1% to $63.9 million for the six months ended August 31, 2004 from $26.1 million for the six months ended August 31, 2003. The increase is directly related to the number of deployed units of Red Hat Enterprise Linux as a result of units sold in previous quarters as well as sales of RHEL during the current quarter. These arrangements typically have a one year subscription period. The base subscription entitles the end user to one year of maintenance, which entitles the end user to configuration support and updates to the technology, when and if available, during the term of the subscription. Subscription volumes increased each quarter during fiscal 2004 and continued in the first six months of fiscal 2005. The increase in sales volume is being driven by the market acceptance of the Linux operating system in mission critical areas of computing by the large enterprise, as well as the strategic agreements we entered into with leading technology companies that provide for the distribution of Red Hat Enterprise Linux by these companies. For the six month period ended August 31, 2004, we sold approximately 262,000 subscriptions, including renewals to our Red Hat Linux AS, ES and WS products.

Retail

Retail revenue, which consists of sales of Red Hat Linux and Professional Workstation to consumers through either value added resellers or distributors, decreased 88.0% to $0.9 million for the six months ended August 31, 2004 from $7.8 million for the six months ended August 31, 2003. This decrease is due to our focus on the sale of subscriptions to our Enterprise technologies to large Enterprise customers rather than on the consumer market. This market is no longer a strategic source of revenue for us but instead represents a channel for providing leading edge technology to sophisticated users. We expect our retail revenues to remain lower than previous years due to fewer planned product releases during the fiscal year.

Embedded subscription

Embedded subscription revenue decreased to $0.6 million for the six months ended August 31, 2004 from $1.1 million for the six months ended August 31, 2003. The decrease in embedded markets is primarily due to the continued weak performance of the semiconductor and telecommunications industries which has impacted research and development spending. We will continue to maintain a strategic presence in this market as we believe that a Linux/open source platform will provide a significant value advantage in the embedded market in the future.

Services revenue

Enterprise technologies services

Enterprise technologies services revenue include fees received from enterprise customers for deployment of Red Hat Enterprise technologies, customer training and education fees and fees received for adding certain functionality to RHEL for our major hardware partners. Enterprise technologies services revenue increased 15.4% to $21.0 million in the six months ended August 31, 2004 from $18.2 million in the six months ended August 31, 2003. The increase in enterprise technologies services revenue is primarily due to an increase in the revenues earned from customer training and education of $3.0 million. We continue to view our customer training and education business as a leading indicator of demand for the use of our Red Hat Enterprise Linux technologies by enterprise customers. The adoption of Linux as a primary computing platform increases the need to train system administrators and developers. We had an increase in all geographies for our training and education services for the six months ended August 31, 2004 compared to the same period in the prior year. The increase from training and education services was partially offset by a decrease of approximately $0.2 million in revenue recognized for adding certain functionality to RHEL for our major hardware partners and in our consulting fees related to the deployment of Red Hat Enterprise technologies.

Embedded development services

Embedded development services revenue decreased 15.7% for the six months ended August 31, 2004 to $1.6 million compared to $1.9 million for the six months ended August 31, 2003. The embedded markets continue to struggle due to the weak performance of the semiconductor and telecommunications industries which has impacted research and development spending and our reduction in focus and personnel on this business to a small core team which maintains a strategic presence in this marketplace.

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue primarily consists of expenses we incur to manufacture, package, distribute, support and maintain our solutions. These costs include expenses for physical media, literature and packaging, fulfillment and shipping, labor related costs to provide technical support and maintenance. Cost of subscription revenue decreased 1.1% to $4.85 million in the six months ended August 31, 2004 from $4.91 million in the six months ended August 31, 2003.

Cost of services revenue

Cost of services revenue is primarily comprised of salaries and related costs — including non-cash, stock-based compensation charges — incurred for our personnel to deliver custom development, open source consulting engineering, training and education, and hardware certification services. We incur no direct costs related to royalties received from the licensing of our trademarks to third parties. Cost of services revenue increased 9.0% to $12.3 million in the six months ended August 31, 2004 from $11.3 million in the six months ended August 31, 2003. The increase is related to an increase in costs associated with our training and education services of $1.3 million which is consistent with the increase in revenue partially offset by a $0.4 million decrease in cost of our consulting services which is consistent with the decrease in headcount in this group.

Gross Profit

Gross profit increased 82.5% to $70.9 million in the six months ended August 31, 2004 from $38.9 million in the six months ended August 31, 2003. This increase was entirely due to the increase in revenue and profitability related to our Red Hat Enterprise Linux offerings. The strength in growth and profitability of our Enterprise business was offset by the decline in the Embedded segment. Our total gross margin percentage was 80.5% for the six months ended August 31, 2004 compared to 70.5% for the six months ended August 31, 2003. Enterprise technologies and retail subscriptions gross margins were 92.7% for the six months ended August 31, 2004 compared to 86.2% in the six months ended August 31, 2003. Our Enterprise technologies services gross margins were 48.9% and 45.9%, respectively, for the six months ended August 31, 2004 and 2003.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and tradeshows. Sales and marketing expense increased 54.9% to $28.0 million (31.8% of total revenue) in the six months ended August 31, 2004 from $18.1 million (32.7% of total revenue) in the six months ended August 31, 2003. This increase was primarily due to a $9.0 million increase in enterprise sales costs as we have increased the size of our direct outside and our channel sales forces. In addition, marketing costs have increased $0.9 million due to the growth of our business and expanding sales channels and markets.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased 30.2% to $15.5 million (17.6% of total revenue) in the six months ended August 31, 2004 from $11.9 million (21.6% of total revenue) in the six months ended August 31, 2003. The increase in research and development expense resulted from an increase in engineering headcount to support the development and integration of our Red Hat Enterprise Linux operating platforms as well as our Desktop and Storage products currently in development. Our Storage engineering team is from our acquisition of Sistina which closed in December 2003 and added approximately $1.4 million in cost for the first six months of fiscal 2005.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, facilities and information systems expenses. General and administrative expense increased 50.3% to $12.6 million (14.4% of total revenue) in the six months ended August 31, 2004 from $8.4 million (15.3% of total revenue) in the six months ended August 31, 2003. This increase relates primarily to increased travel and administrative costs related to our worldwide company meeting of approximately $0.6 million conducted in April 2004 as well as a $1.9 million increase in professional accounting and legal fees associated with the restatement of our previously issued financial statements, compliance with Sarbanes-Oxley and consultation regarding our compensation plans. The remaining increase is in general overhead such as travel costs, recruiting fees and amortization expense associated with various information system projects.

Stock-based compensation and amortization of intangibles

Stock-based compensation and amortization of intangibles expense increased $1.1 million to $2.6 million in the six months ended August 31, 2004 from $1.5 million in the six months ended August 31,

2003. Costs incurred for acquiring trademarks, copyrights and patents are capitalized as intangibles and amortized using the straight-line method over their estimated useful lives, which range from three to ten years. The increase in stock-based compensation and amortization of intangibles is primarily due to the amortization of certain stock awards granted in the fourth quarter of fiscal 2004.

Other income

Other income consists of interest income earned on cash deposited in money market accounts and invested in short- and long-term fixed income instruments and foreign currency gains and losses, net. Other income, net, increased to $10.2 million in the six months ended August 31, 2004 from $5.7 million in the six months ended August 31, 2003. The increase resulted from realized gains on the sales of investments of $1.8 million and an increase in interest earned on cash and investments due to our significantly higher balance due to the debt offering in January 2004.

Other expense

Other expense consists of interest expense incurred on short term debt, capital leases and the convertible notes. Other expense increased to $3.3 million in the six months ended August 31, 2004 from $0.5 million in the six months ended August 31, 2003. The increase is principally related to interest expense associated with the convertible notes.

Subsequent Events

On September 29, 2004, we entered into a definitive Asset Purchase Agreement with Netscape Communications Corporation and America Online, Inc. to acquire certain assets of their former Netscape Security Solutions unit. The products to be acquired are derived from the former Netscape Enterprise Suite and include Netscape Directory Server and Netscape Certificate Management System. We presently expect to start marketing these products as part of its Open Source Architecture over the next 6 to 12 months.

Our acquisition of these assets of the Netscape Security Solutions unit is expected to be completed in the third fiscal quarter of 2004. The aggregate purchase price payable by us upon completion of the acquisition is $20.5 million in cash. An additional $2.5 million would be payable contingent on certain future customer orders being placed on or before April 30, 2005. The acquisition is subject to customary conditions to closing but is not subject to any further Board or stockholder approvals of any of the parties.

On September 29, 2004, the Company also announced that its Board of Directors had authorized a repurchase program of up to $100 million of the Company’s common stock, par value $.0001 per share, from time to time on the open market or in privately negotiated transactions. The program will expire on earlier of (i) September 30, 2005, or (ii) a determination by the Board of Directors, the Chief Executive Office or Chief Financial Officer to discontinue the program.

Liquidity and Capital Resources

We have historically derived a significant portion of our liquidity and operating capital from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and secondary public offerings, the issuance of convertible notes and borrowings under our working capital line of credit. At August 31, 2004, we had total cash and investments of $997.8 million, which is comprised of $249.5 million in cash and cash equivalents, $41.8 million of short-term, fixed-income investments and $706.5 million of long-term, fixed-income investments. This compares to total cash and investments of $964.5 million on hand at May 31, 2004.

At August 31, 2004, cash and cash equivalents totaled $249.5 million, an increase of $58.1 million as compared to May 31, 2004. The increase in cash and cash equivalents resulted primarily from $30.8 million provided by our operating activities and $1.3 million of cash provided by our financing activities.

Cash provided by operations of $30.8 million in the three months ended August 31, 2004, includes net income of $11.8 million, adjusted to exclude the impact of non-cash revenues and expenses, which totaled $3.4 million. Changes in working capital items were a net source of cash of $15.6 million primarily results from an increase in deferred revenue of $11.2 million and an increase in accounts payable and accrued expenses of $3.8 million. The increase in deferred revenue is due to our strong sales growth and the nature by which we generally obtain payments from customers for subscriptions to our technologies in advance of the subscription period. We expect cash flows from operations for the quarter ending November 30, 2004 to be slightly above cash flows from operations for the second quarter.

Cash provided by investing activities of $26.5 million for the three months ended August 31, 2004 was comprised of purchases of fixed-income investments of $23.5 million, proceeds from the sales maturities of investment securities of $52.5 million, and purchases of property and equipment totaling $2.6 million.

Cash provided by financing activities of $1.3 million for the three months ended August 31, 2004 was primarily comprised of $1.7 million in proceeds from the issuance of common stock due to employees, exercise of stock options, offset by $0.4 million in payments made under capital lease obligations and debt financing costs.

We have a $15.0 million line of credit with a financial institution, none of which was outstanding at August 31, 2004, with a financial institution. This line of credit is secured by certain of our fixed-income investments. The line bears interest at monthly LIBOR plus 1%. This line is available to us for up to 12 months and is to be used to provide additional working capital liquidity. In August, 2004 we renewed this line of credit for 12-months. We intend to renew this working capital line of credit upon maturity but we cannot guarantee that we will be able to do so.

As previously mentioned, in January 2004, we issued $600 million in convertible senior debentures. The debentures mature on January 15, 2024 and bear interest at a rate of 0.5% per annum, payable semiannually on January 15 and July 15 of each year. The debentures are senior unsecured obligations and rank equally in right of payment with all of our other existing and future unsecured and unsubordinated debt. The debentures are convertible into shares of our common stock under certain circumstances prior to maturity at a conversion rate of 39.0753 shares per $1,000 principal amount of debentures (which represents a conversion price of approximately $25.59 per share) subject to adjustment under certain conditions. We may redeem the debentures, in whole or in part, in cash at any time on or after January 15, 2009. Holders of the debentures may require us to redeem the debentures, in whole or in part, in cash on January 15 of 2009, 2014 and 2019. As of August 31, 2004, no debentures were redeemed. Accrued interest to the redemption date will be paid by us in any such redemption. There were $1.5 million in interest payments made during the quarter ended August 31, 2004.

For each of the past nine fiscal quarters, ending with the fiscal quarter ended August 31, 2004, we have generated positive cash flows from operations. During the past four fiscal quarters, the total amount of cash provided by operations has been $107.4 million.

Given the significant improvement we have made from using cash to fund our operations and the $997.7 million of cash and investments held at August 31, 2004, we do not anticipate the need to raise cash to fund our operations either through the sale of additional equity or through the issuance of debt for the foreseeable future. However, we may take advantage of favorable capital market situations that may arise from time to time to raise additional capital.

We will utilize existing cash and investments to fund the acquisition of substantially all of the assets of the former Netscape Security Solutions unit from America Online, Inc. for approximately $23 million as well as the stock repurchase program to acquire up to $100 million of common stock authorized by the Board of Directors on September 29, 2004.

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

We have no off balance sheet financing arrangements and do not utilize any structured debt, special purpose or similar unconsolidated entities for liquidity or financing purposes.

FACTORS AFFECTING FUTURE RESULTS

RISKS RELATED TO OUR BUSINESS

We may not be able to timely release major product releases and upgrades to our products because we depend on the support of Linux developers not employed by us for improvements and advancement of our products.

We may not be able to release major product releases and upgrades of Red Hat Enterprise Linux and related open source technologies on a timely basis because the heart of Red Hat Enterprise Linux, the Linux kernel and related open source technologies, are maintained by third parties. Linus Torvalds, the original developer of the Linux kernel, and a small group of engineers, many of whom are not employed by us, are primarily responsible for the development and evolution of the Linux kernel. If this group of developers fails to further develop these technologies or if Mr. Torvalds or prominent Linux developers who are members of these groups and are currently employed by us were to join any one of our competitors, no longer be employed by us or no longer work on these technologies, we would have to either rely on another party to further develop or develop them ourselves. We cannot predict whether enhancements to these technologies would be available from reliable alternative sources. We could be forced to rely to a greater extent on our own development efforts, which would increase our development expenses and may delay our product release and upgrade schedules. In addition, any failure on the part of the third party developers to further develop and enhance these technologies could stifle the development of additional Linux-based applications.

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

We announced, on September 29, 2004, a definitive agreement to acquire certain assets from America Online, Inc.’s Netscape Security Solutions unit which has not yet closed. As part of our business strategy, we have in the past and may in the future enter into business combinations and acquisitions. We have limited experience in making acquisitions. In addition, acquisitions are typically accompanied by a number of risks, including:

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

If we are not successful in completing acquisitions that we may pursue or have pursued, we would be required to reevaluate our growth strategy and we may incur substantial expenses and devote significant management time and resources in seeking to complete the acquisitions. In addition, for such acquisitions, we could use substantial portions of our available cash as all or a portion of the purchase price. We could also issue additional securities as consideration for these acquisitions, which could cause our stockholders to suffer significant dilution, or incur substantial debt. Any acquisition may not generate additional revenue or profit for us.

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

The subscription agreement used for many of our products, including Red Hat Enterprise Linux, requires customers to agree to a subscription for our systems management services for each machine on which they deploy our subscription based products. At the same time, the subscription agreement places no restriction on the customer’s right to redistribute the products. While we believe this practice fully complies with the requirements of the GNU General Public License, and while we have reviewed this practice with the Free Software Foundation, the organization that maintains and provides interpretations of the GNU General Public license, we may still encounter customer resistance to this distribution model. To the extent we are unsuccessful in promoting or defending this distribution model, our business and operating results could be materially and adversely affected.

If our products are found to infringe third-party intellectual property rights, we could be required to redesign our products, replace components of our products or enter into license agreements with third parties.

We have committed to all of our customers with valid, registered Enterprise subscriptions that if any portion of our Enterprise products are found to infringe any third party intellectual property rights we will, at our expense and option: (i) obtain the right for the customer to continue to use the product consistent with their subscription agreement with us; (ii) modify the product so that it is non-infringing; or (iii) replace the infringing component with a non-infringing component. Although we cannot predict whether we will need to satisfy this commitment, and although our subscription agreements typically state that our liability thereunder shall not exceed the amount a customer paid to us during the previous 12 months, satisfying the commitment could be costly and time consuming and could materially and adversely affect our financial results. In addition, our insurance policies may not adequately cover our exposure to this type of claim.

We are vulnerable to claims that our products infringe third-party intellectual property rights because our products are comprised of distinct software components, many of which are developed by numerous independent parties, and an adverse legal decision affecting our intellectual property could materially harm our business.

We are vulnerable to claims that our products infringe third-party intellectual property rights including trade secrets because our products are comprised of distinct software components, many of which are developed by numerous independent parties. Claims for infringement of intellectual property rights may be filed and may seek damages and injunctive relief. The risk of infringement claims is exacerbated by the fact that much of the code in our products is developed by numerous independent parties over whom we exercise no supervision or control. It is further exacerbated by our lack of access to unpublished software patent applications. Claims of infringement could require us to seek to obtain licenses from third parties in order to continue offering our products, reengineer our products, or discontinue the sale of our products in the event that obtaining licences and reengineering could not be accomplished on a timely and cost effective basis.

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

Following our announcement in July 2004 of our intention to restate historical financial statements, 14 class action lawsuits and two derivative lawsuits were commenced against us and certain of our current and former directors and officers, by or on behalf of persons claiming to be our stockholders and persons claiming to have purchased or otherwise acquired our securities at specified dates beginning as early as June 19, 2001 and continuing through July 13, 2004. The 14 class action lawsuits have since been consolidated into a single lawsuit. In addition, the two derivative suits have been consolidated into a single lawsuit as well. Additional lawsuits may be filed against us. Regardless of the outcome of any of these actions, it is likely that we will incur substantial defense costs and that such actions will cause a diversion of our management's time and attention. If we do not prevail in these cases we could be required to pay substantial damages or settlement costs, which could have a material adverse affect on our financial condition or results of operations. We are unable at this time to assess the validity of the claims or estimate the possible range of damages that might be incurred as a result of the lawsuits. We have not yet established any financial reserves relating to any of these lawsuits.

We may suffer material adverse consequences if we are deemed to be an investment company and may incur significant costs to avoid investment company status.

We may be deemed to be an investment company under the Investment Company Act of 1940 (the “1940 Act”), if we own investment securities with a value exceeding 40% of our total assets, unless a particular exclusion or safe harbor provision applies. A large portion of our assets has been invested in investment grade interest-bearing securities, many of which constitute “investment securities” under the 1940 Act. As of August 31, 2004 our “investment securities” exceeded 40% of our total assets. We believe that we are excluded from the definition of investment company and the registration requirements of the 1940 Act, but absent further interpretation by the courts or the SEC of the relevant exclusions, this result cannot be assured, Investment companies are subject to registration under the 1940 Act and compliance with a variety of restrictions and requirements imposed under the 1940 Act. If we were to be deemed an investment company, we would become subject to these restrictions and requirements of the 1940 Act and the consequences of having been as investment company without registering thereunder, which could have a material adverse impact on our business.

In addition, we may incur significant costs to avoid investment company status if an exclusion from the 1940 Act were to be considered unavailable to us at a time when the value of our investments that constitute “investment securities” exceeds 40% of our total assets. If we were required to change the allocation of our assets to reduce our ownership of securities that constitute “investment securities,” and acquire non-investment security assets, this could result in transaction costs and a reduction in the rate of return on our liquid assets.

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

We may lack the financial and operational resources needed to increase our market share and compete effectively with operating systems providers, Microsoft, other established operating systems and application developers, software development tools developers, and certain infrastructure service providers.

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

As we increase our services offerings, we may face additional competition from larger companies including those that currently provide service and training related to the Linux operating system as well as other operating systems, particularly UNIX-based operating systems, due to the fact that Linux-and UNIX-based operating systems share many common features. These companies, including IBM, Novell and Hewlett-Packard, may be able to leverage their existing service organizations and provide higher levels of consulting and training on a more cost-effective basis than we can. We may not be able to compete successfully with current or potential competitors.

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

We did not hold derivative financial instruments as of August 31, 2004, and have not held these types of investments in the past.

Foreign Currency Risk

Approximately 32% of our revenues for the three months ended August 31, 2004 were generated by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. Additionally, the assets and liabilities of our non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Unrealized translation gains and losses are included as an adjustment to stockholders’ equity.

ITEM 4:	CONTROLS AND PROCEDURES

As previously reported, during the fiscal quarter ended August 31, 2004, we corrected our revenue recognition policy related to subscription revenues - see NOTE 3 to consolidated financial statements. Previously, we recognized revenue for subscription agreements ratably on a monthly basis, meaning that for a one year subscription, one-twelfth of the subscription revenue was recognized in the calendar month of the commencement of the subscription and the remaining revenue was recognized ratably over the next 11 calendar months. We corrected our method to start recognizing revenue over the term of each particular subscription agreement, beginning on the commencement date of the subscription period. Our systems, processes and controls were not originally set up to process and report revenues in this manner. Management concluded that this circumstance constituted a material weakness in our internal control over financial reporting as defined by the Public Company Accounting Oversight Board. We reflected this correction in our reported results for the fiscal quarter ended August 31, 2004 and have completed, during the fiscal quarter ended August 31, 2004, the necessary system, process and control modifications to record, process, summarize and report transactions in accordance with our revenue recognition policy related to subscription agreements to address the identified material weakness in our internal control over financial reporting. These modifications are expected to cost approximately $500,000 related to additional computer hardware to provide faster processing capability and data storage capacity.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 31, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of August 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No changes, other than that discussed above, in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended August 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

Red Hat Professional Consulting, Inc., formerly PTI, a wholly owned subsidiary of the Company acquired in February 2001, together with its former directors and some of its former principal shareholders, is a defendant in a suit brought by a former employee in DeKalb County Superior Court in Georgia. The plaintiff asserts, among other things, breach of various employment agreements and seeks monetary damages. PTI has filed an answer, affirmative defenses and counterclaims denying all liability and has filed a motion to dismiss which remains pending. All discovery in the matter is complete. We have been indemnified in this matter by the former PTI shareholders and further believes that the likelihood of a material loss is remote.

Commencing on or about March 29, 2001, we and certain of our officers and directors were named as defendants in a series of purported class action suits arising out of our initial public offering and secondary offering. On August 8, 2001, Chief Judge Michael Mukasey of the U.S. District Court for the Southern District of New York issued an order that transferred all of the so-called IPO allocation actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings. The court has consolidated the actions into a single action. The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages. No discovery has occurred to date. The individual director and officer defendants have been dismissed from the case without prejudice. We believe these complaints are without merit and will defend ourselves vigorously in this matter. There can be no assurance, however, that this matter will be resolved in our favor. We, among other issuers, the plaintiffs, and the insurers have agreed, in concept, to a proposed settlement whereby we would be released from this litigation without further payment from us. That proposed settlement has been submitted to the court for its consideration; there is, however, no certainty that the court will approve the settlement.

Commencing on August 4, 2003, we filed suit against The SCO Group, Inc. (“SCO”) in the U.S. District Court for the District of Delaware (Civil Action No. 03-722 SLR) seeking a declaratory judgment that we are not infringing any of SCO’s intellectual property rights. In addition, we have asserted claims against SCO under Delaware and federal law, including deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, trade libel and violations of the Lanham Act. We contend that SCO has made false and misleading public statements alleging that software code, in which SCO claims to own copyrights and trade secrets, was misappropriated and incorporated into our product, and SCO has threatened legal action. On September 15, 2003, SCO filed a motion to dismiss contending, among other things, that no actual controversy exists such that the declaratory judgment that we seek would be warranted. On April 6, 2004, the Court denied SCO’s Motion to Dismiss but stayed further action in the case pending the resolution of litigation pending in the U.S. District Court for the District of Utah between SCO and IBM. On April 20, 2004, we filed a motion for reconsideration contending that a stay based on the Utah case would be inappropriate; SCO has filed an opposition to that motion. That motion is now pending before the Court. At this early stage of the proceedings, no assurance can be given as to the outcome.

As of August 31, 2004, 14 class action lawsuits had been filed against us and several of its present and former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of North Carolina. In each of the actions, plaintiffs seek to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arise in connection with our announcement on July 13, 2004 that it would restate certain of its financial statements. One or more of the plaintiffs assert that certain present and former officers (the “Individual Defendants”) and us variously violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by issuing the financial statements that we subsequently restated. One or more of the plaintiffs seek unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in Red Hat common stock; disgorgement by our Chief Executive and former Chief Financial Officer of certain compensation and profits from trading in the Company’s common stock, pursuant to Section 304 of the Sarbanes-Oxley Act of 2002, and other relief. As of September 8, 2004, all of these class action lawsuits have been consolidated into a single action referenced as Civil Action No. 5:04-CV-473BR and titled In re Red Hat, Inc. Securities Litigation. Plaintiffs’ counsel are now seeking designation as lead counsel. We intend to vigorously defend this class action lawsuit. There can be no assurance, however, that we will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on our financial position and results of operations in the period in which the lawsuit is resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

In addition to the class action claims, two purported shareholder derivative actions were filed on July 22, 2004 and August 24, 2004, respectively, in the New Castle County Court of Chancery in Delaware against certain present and former officers and directors of the Company, against PricewaterhouseCoopers LLP, and also naming us as a nominal defendant. The suits claim that certain of our present and former officers and directors breached their fiduciary duties to our stockholders and to the Company. The complaints are derivative in nature and do not seek relief from the Company. On September 29, 2004, an order was entered consolidating the two actions into a single action referenced as Consolidated Civil Action No. 586-N and titled In re Red Hat, Inc. Derivative Litigation. We believe there are substantial legal and factual defenses to the claims, which it intends to vigorously pursue. There is no assurance we will prevail in defending these actions.

We also experience other routine litigation in the normal course of our business. We believe that the outcome of this routine litigation will not have a material adverse effect on its consolidated financial position and results of operations.

ITEM 6:	EXHIBITS

(a) List of Exhibits

10.1*	Letter Agreement by and between registrant and Charles E. Peters, Jr. dated August 16, 2004.

10.2*	Incentive Stock Option Agreement by between the registrant and Charles E. Peters, Jr. dated August 31, 2004.

10.3*	Non-Qualified Stock Option Agreement by between the registrant and Charles E. Peters, Jr. dated August 31, 2004.

10.4*	2004 Independent Director Compensation Plan.

10.5*	Executive Variable Compensation Plan.

10.6*	2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 23,2004 (File no. 000-26281)).

31.1	Certification of Matthew J. Szulik, Chief Executive Officer, President and Chairman of the Board of Directors, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Charles E. Peters, Jr., Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certifications of Matthew J. Szulik, Chief Executive Officer, President and Chairman of the Board of Directors, and Charles E. Peters, Jr., Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C Section 1350

*	Indicates a management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

Date:	October 12, 2004	By:	/s/ MATTHEW J. SZULIK
Matthew J. Szulik President and Chief Executive Officer (Officer on behalf of the Registrant)

Date:	October 12, 2004	By:	/s/ CHARLES E. PETERS, JR.
Charles E. Peters, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)