Form 10-Q
period 2004-11-30
RED HAT INC
filed 2005-01-10
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

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

As of November 30, 2004, there were 180,360,662 shares of common stock outstanding.

EXPLANATORY NOTE

We have included the restated unaudited statements of operations and cash flows for the three and nine month periods ended November 30, 2003 in this Form 10-Q. The restatement in the unaudited financial statements relates to a change in accounting to correct our method of revenue recognition related to subscription agreements that we announced in July 2004 and that is more fully described in Part I herein under “Item 1: Financial Statements,” including without limitation NOTE 3 to our Consolidated Unaudited Financial Statements included therein, and under “Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RED HAT, INC.

PART I FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands – except share amounts)

	November 30, 2004	February 29, 2004
	(unaudited)	(unaudited, restated)
ASSETS
Current assets:
Cash and cash equivalents	$234,436	$544,889
Investments in debt securities	69,751	63,712
Accounts receivable, net	43,616	38,346
Estimated earnings in excess of billings	3,618	4,326
Inventory	2,085	2,794
Prepaid expenses and other current assets	8,581	5,971

Total current assets	362,087	660,038

Property and equipment, net	30,954	29,448
Goodwill and identifiable intangibles, net	69,810	69,713
Investments in debt securities	674,835	332,783
Debt issue costs-convertible notes	13,022	15,103
Other assets, net	5,905	4,568

Total assets	$1,156,613	$1,111,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,445	$7,154
Accrued expenses	19,322	15,619
Deferred revenue	97,284	62,751
Current portion of capital lease obligations	459	898

Total current liabilities	123,510	86,422

Deferred lease credits	5,227	5,359
Long term deferred revenue	24,153	10,945
Capital lease obligations	154	538
Convertible notes	600,000	600,000
Commitments and contingencies	—	—
Stockholders’ equity:
Noncontrolling interest in subsidiary	537	359
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.0001 par value, 300,000,000 shares authorized, 185,888,662 and 183,803,289 shares issued, and 180,360,662 and 181,665,389 shares outstanding at November 30, 2004 and February 29, 2004, respectively	19	18
Additional paid-in capital	710,554	695,722
Deferred compensation	(5,786)	(9,293)
Accumulated deficit	(243,638)	(277,224)
Treasury stock, 5,528,000 and 2,137,900 shares at November 30, 2004 and February 29, 2004, respectively	(52,628)	(7,436)
Accumulated other comprehensive income (loss)	(5,489)	6,243

Total stockholders’ equity	403,569	408,389

Total liabilities and stockholders’ equity	$1,156,613	$1,111,653

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands - except per share amounts)

	Three Months Ended		Nine Months Ended
	November 30, 2004	November 30, 2003	November 30, 2004	November 30, 2003
	(unaudited)	(unaudited, restated)	(unaudited)	(unaudited, restated)
Subscription and services revenue:
Subscription:
Enterprise technologies	$38,113	$17,210	$102,022	$43,284
Retail	512	4,091	1,448	11,859
Embedded	597	466	1,245	1,602

Total subscription revenue	39,222	21,767	104,715	56,745

Services:
Enterprise technologies	10,771	9,887	31,749	28,073
Embedded development services	932	1,229	2,549	3,148

Total services revenue	11,703	11,116	34,298	31,221

Total subscription and services revenue	50,925	32,883	139,013	87,966

Cost of subscription and services revenue:
Subscription:
Enterprise technologies and retail	3,554	2,365	8,274	7,052
Embedded	59	69	190	288

Total cost of subscription revenue	3,613	2,434	8,464	7,340

Services:
Enterprise technologies	5,684	5,356	16,411	15,197
Embedded development services	792	1,003	2,405	2,482

Total cost of services revenue	6,476	6,359	18,816	17,679

Total cost of subscription and services revenue	10,089	8,793	27,280	25,019

Gross profit enterprise technologies and retail	40,158	23,467	110,534	60,967
Gross profit embedded	678	623	1,199	1,980

Gross profit on enterprise technologies, retail and embedded revenue	40,836	24,090	111,733	62,947

Operating expense:
Sales and marketing	15,652	10,062	43,622	28,114
Stock-based sales and marketing expense	—	180	108	411
Research and development	7,883	7,002	23,353	18,885
Stock-based research and development expense	48	227	288	670
General and administrative	8,360	4,873	21,006	13,288
Stock-based general and administrative expense	1,101	107	3,339	918
Amortization of intangibles	201	23	538	38

Total operating expense	33,245	22,474	92,254	62,324

Income from operations	7,591	1,616	19,479	623
Other income, net	5,384	2,694	18,715	8,556
Interest expense	(1,684)	(49)	(4,802)	(233)

Income before provision for income taxes	11,291	4,261	33,392	8,946
Provision (benefit) for income taxes	447	—	(194)	—

Net income	$10,844	$4,261	$33,586	$8,946

Net income per share:
Basic	$0.06	$0.02	$0.18	$0.05
Diluted	$0.06	$0.02	$0.17	$0.05

Weighted average shares outstanding:
Basic	182,340	173,996	182,750	172,417
Diluted	192,226	184,210	194,283	185,641

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended		Nine Months Ended
	November 30, 2004	November 30, 2003	November 30, 2004	November 30, 2003
	(unaudited)	(unaudited, restated)	(unaudited)	(unaudited, restated)
Cash flows from operating activities:
Net income	$10,844	$4,261	$33,586	$8,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,557	1,654	7,272	4,574
Deferred income taxes	(693)	—	(1,929)
Stock-based compensation expense	1,109	384	3,507	1,839
Earnings in noncontrolling interest in subsidiary	133	48	178	176
Provision for doubtful accounts	544	292	1,558	997
Amortization of debt issue costs	785	—	2,218	—
Other	88	44	121	67
Changes in operating assets and liabilities:
Accounts receivable and estimated earnings in excess of billings	(7,516)	(7,305)	(4,518)	(12,245)
Inventory	602	(110)	590	(681)
Prepaid expenses	(756)	874	(886)	(223)
Intangibles and other assets	(79)	(24)	(1,294)	(343)
Accounts payable	(894)	(1,065)	(709)	(1,851)
Accrued expenses	3,876	931	6,209	1,017
Deferred revenue	19,163	12,095	45,884	25,644
Deferred lease credits	(47)	(40)	(131)	17

Net cash provided by operating activities	29,716	12,039	91,656	27,934

Cash flows from investing activities:
Purchase of investment securities	(111,164)	(37,200)	(579,772)	(130,697)
Proceeds from sales and maturities of investment securities	110,342	32,870	218,961	107,460
Cash used to acquire businesses	(303)	—	(303)	—
Purchase of property and equipment	(2,609)	(1,416)	(10,547)	(5,260)

Net cash used in investing activities	(3,734)	(5,746)	(371,661)	(28,497)

Cash flows from financing activities:
Proceeds from short term notes payable	—	15,000	—	57,957
Repayments of short term notes payable	—	(15,003)	—	(57,989)
Offering costs – issuance of convertible debt	(67)	—	(137)	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	522	592	1,394	1,014
Proceeds from exercise of common stock options	893	10,705	13,004	15,491
Purchase of treasury stock	(45,192)	—	(45,192)	—
Payments on capital lease obligations	(278)	(449)	(815)	(1,033)

Net cash provided by (used in) financing activities	(44,122)	10,845	(31,746)	15,440

Effect of foreign currency exchange rates on cash and cash equivalents	3,124	809	1,298	1,188
Net decrease in cash and cash equivalents	(15,016)	17,947	(310,453)	16,065
Cash and cash equivalents at beginning of the period	249,452	43,368	544,889	45,250

Cash and cash equivalents at end of period	$234,436	$61,315	$234,436	$61,315

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - Organization

Red Hat, Inc. is incorporated in Delaware. Red Hat, Inc. together with its subsidiaries (“Red Hat” or the “Company”) is the recognized global technology leader in providing an enterprise operating system and related management services based on open source technology for the information technology infrastructure of large enterprises. The Company applies its technology leadership to create its enterprise operating system, Red Hat Enterprise Linux, and related layered infrastructure technology solutions, based on open source technology. The Company’s enterprise solutions are intended to have the functionality requirements and to meet the performance demands of the enterprise and third-party computer hardware and software applications that are critical to the enterprise. In April 2002, the Company launched the first in a line of Red Hat Enterprise Linux solutions for enterprise customers, Red Hat Enterprise Linux AS. Red Hat Enterprise Linux AS was available for shipment in May 2002. Red Hat Enterprise Linux AS was developed to compete with proprietary Unix and Windows 2000 as the primary operating platform for applications in the middle tier and data center of the information technology infrastructure of enterprises. In March 2003, the Company launched three additional technology solutions in the Red Hat Enterprise Linux line: Red Hat Enterprise Linux ES, Red Hat Enterprise Linux WS and Red Hat Network. Red Hat Enterprise Linux ES and WS broaden the areas of the information technology infrastructure to which the Company’s enterprise operating platforms are relevant. The Company provides chief information officers with the choice of a Red Hat Enterprise Linux operating platform for all application areas including the technical/developer workstation, edge of the network applications, middle tier of the information technology infrastructure (applications such as database, ERP and large file systems) and the data center. Red Hat Network provides an integrated management service that allows Red Hat Enterprise Linux technologies to be updated and configured, and the performance of these technologies to be monitored in an automated fashion. These technology solutions, and the enterprise technology and systems management offerings that will follow them, reflect the Company’s commitment to provide an enterprise-wide infrastructure platform based on open source technology.

NOTE 2 - Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the quarter ended November 30, 2004 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and nine month period ended November 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2005. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting.

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

Inventory

The costs incurred for duplicating the computer software, documentation, and training materials sold by the Company from the product masters and costs of packaging these products for distribution are capitalized as inventory using the weighted average method and amortized to cost of sales ratably over the subscription period. The Company carries inventory at the lower of cost or market and periodically evaluates the realizability of inventory based on planned release dates of product and training updates and records a reserve for obsolescence when necessary. The reserve for inventory obsolescence was approximately $277,000 and $209,000 at November 30, 2004 and February 29, 2004, respectively.

Debt Issue Costs

The costs related to the issuance of the convertible debt offering which was closed on January 12, 2004 were capitalized and are being amortized to interest expense using the effective-interest-rate method over the life of the related debt. Issuance costs related to the Company’s convertible debt offering totaled $15.7 million and primarily consisted of investment banking fees, legal and other professional fees. Amortization expense, which is included in interest expense, was $785,000 and $2.3 million for the three and nine months ended November 30, 2004, respectively.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions than previous authoritative guidance. An impairment loss is recognized when the net book value of assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. Impairment losses are measured as the amount by which the book value exceeds the fair value of the assets. The Company had no impairments of its long lived assets in fiscal 2004 or for the quarter or nine month period ended November 30, 2004.

Deferred Commissions

Deferred commissions are the incremental costs that are directly associated with non-cancellable subscription contracts with customers and consist of sales commissions paid to the Company’s sales force. The commissions are deferred and amortized over the non-cancellable terms of the related customer contracts, which are typically 12 months. The commission payments are paid in full subsequent to the quarter in which the customer’s service commences. The deferred commission amounts are recoverable through the future revenue streams under the non-cancellable customer contracts and are therefore recorded as an asset and charged to expense over the same period that the subscription revenue is recognized. In addition, the Company has the ability and intent under the commission plans with its sales force to recover commissions previously paid to its sales force in the event that customers breach the terms of their subscription agreements and do not pay fully for their subscription agreements. Amortization of deferred commissions is included in sales and marketing expense in the accompanying consolidated statements of operations. Deferred commissions are included in prepaid expenses and other current assets on the accompanying consolidated balance sheet.

Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” (“SOP 97-2”), as amended by SOP 98-4 and SOP 98-9, and Staff Accounting Bulletin No. 101 (“SAB 101”), as amended by Staff Accounting Bulletin No. 104. The Company establishes persuasive evidence of an arrangement for each type of revenue based on either a signed contract with the end customer, a click-through contract on the Company’s website whereby the customer agrees to the Company’s standard subscription terms, signed distribution contracts with OEMs and other resellers, or, in the case of individual training seats, through receipt of payment which indicates acceptance of the Company’s training agreement terms.

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

Subscription arrangements with large enterprise customers often have contracts with multiple elements (e.g., software technology, maintenance, training, consulting and other services). The Company allocates revenue to each element of the arrangement based on vendor-specific objective evidence of its fair value when it can demonstrate sufficient evidence of the fair value of at least those elements that are undelivered. The fair value of each element in multiple element arrangements is created by either (i) providing the customer with the ability during the term of the arrangement to renew that element at the same rate paid for the element included in the initial term of the agreement or (ii) selling the element on a stand-alone basis. The services offered by the Company as part of these multiple element arrangements also meet all of the requirements set forth in SOP 97-2 to allow for these services to be accounted for separately. Enterprise subscription revenue also includes revenue from large Unix to Linux migration arrangements that were sold prior to the release of RHEL in fiscal 2003. Revenue from these pre-RHEL arrangements has generally been recognized ratably over the term of the arrangement as no pattern of performance is sufficiently discernible to allow for other than ratable recognition. These arrangements lapsed in or prior to the second quarter of fiscal 2004.

In addition, the Company’s enterprise subscription revenue is partially derived from sales of its Red Hat Network (“RHN”) offerings. RHN is a Company-hosted, internet-based set of services to assure the security, availability and reliability of all of the Company’s Red Hat technology solutions offered by the Company. RHN may be subscribed to at the time of, and in addition to, one of the Company’s RHEL offerings or on a stand alone basis. Revenues are recognized ratably over the term of the subscription beginning not before the commencement date of the subscription.

Through the Company’s retail distributors, the Company sells Red Hat Linux consumer products. The retail product is currently offered in one version: Red Hat Professional Workstation. During fiscal 2004, Red Hat sold two different versions of Red Hat Linux (9 and Professional Workstation). The revenue associated with products whose subscription period is 30 days or less is recognized immediately upon shipment to the distributor because the cost to the Company associated with such subscriptions is de minimis. For retail products whose subscription period for support services is greater than 30 days, the Company recognizes the revenue ratably over the period that the subscription services are provided beginning on the estimated date of purchase by the end user. A reserve for sales returns is recognized for sales of retail software products to distributors, who have a right of return, based on the Company’s historical experience of sell-through to the end user by the distributor. The predominant portion of the Company’s retail distribution agreements provide that distributors only have 90 days from date of original shipment to return unsold product. The Company recognizes revenues from sales of retail products with subscription periods less than 30 days upon shipment to the distributor because the Company is able to estimate returns with a reasonable degree of accuracy, the fee is fixed or determinable, collection of the resulting receivable is probable and product returns are estimable at the time its retail products sell into the retailer. The Company’s retail customers do not receive the right to future upgrades or new versions of its technology.

Embedded subscription consists of revenue for technical support and maintenance services provided pursuant to software compiling, debugging and optimization agreements. Revenue is recognized ratably over the term of the agreement, which is typically 12 months.

Services Revenue

Services revenue is comprised of enterprise technology services and embedded development. Enterprise technology services are comprised of revenue for enterprise consulting and engineering services, and customer training and education. Enterprise technology services are provided under agreements in which customers either pay the Company on a fixed fee or hourly basis to assist in the deployment of enterprise technologies. Enterprise technology engineering services represent revenues earned under fixed fee arrangements with the Company’s OEM partners to add functionality to its RHEL line of technologies. Revenues under hourly arrangements are recognized as work is performed. Revenues under fixed fee arrangements are recognized either on a proportional performance basis (i.e., if the arrangement involves the delivery of software which includes significant production, customization and modification) or upon passage of time dependent upon the terms of each individual engagement. Revenue from customer training and education is recognized as the services are performed.

Embedded development services are contracts for software compiling, debugging, and optimization. Revenue is recognized on the proportional performance method, provided that the Company has the ability to make reliable estimates of future performance requirements, the fee for such services is fixed or determinable and collection of the resulting receivable is probable.

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

SFAS No. 123 “Accounting for Stock-Based Compensation”(“SFAS 123”), as amended by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of FASB Statement No. 123” (“SFAS 148”), requires the Company to disclose pro forma information regarding stock option grants issued to its employees. SFAS 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company’s Consolidated Statement of Operations because APB 25 specifies that no compensation charge arises when the exercise price of employees’ stock options equals the market value of the underlying stock at the grant date, as in the case of options granted to the Company’s employees. The fair value of options was estimated using the following assumptions for the three months ended November 30, 2004 and 2003:

	Three Months Ended November 30, 2004	Three Months Ended November 30, 2003
Expected dividend yield	0%	0%
Risk-free interest rate	3.50%	3.35%
Expected volatility	87.67%	92.14%
Expected life (in years)	5	5

The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock based employee compensation (in thousands, except per share amounts):

	Three Months Ended November 30, 2004 (unaudited)	Three Months Ended November 30, 2003 (unaudited, restated)
Net income, as reported	$10,844	$4,261
Add: Recognized stock-based compensation expense for options	1,149	514

Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(9,124)	(19,626)

Pro forma net income (loss)	$2,869	$(14,851)

Earnings (loss) per share data:
Basic as reported	$.06	$.02
Basic pro forma	$.02	$(.09)
Diluted as reported	$.06	$.02
Diluted pro forma	$.01	$(.09)

	Nine Months Ended November 30, 2004 (unaudited)	Nine Months Ended November 30, 2003 (unaudited, restated)
Net income, as reported	$33,586	$8,946
Add: Recognized stock-based compensation expense for options	3,735	1,999
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(34,800)	(62,857)

Pro forma net income (loss)	$2,521	$(51,912)

Earnings (loss) per share data:
Basic as reported	$.18	$.05
Basic pro forma	$.01	$(.30)
Diluted as reported	$.17	$.05
Diluted pro forma	$.01	$(.30)

The weighted average estimated fair value of employee stock options granted was $10.54 and $9.44 per share during the three months ended November 30, 2004 and 2003, respectively.

Deferred Taxes

The Company accounts for income taxes using the liability method that requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of the Company’s assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. Historically, the Company has recorded a valuation allowance to fully reserve for the benefit of its deferred tax assets due to uncertainty of realization of these deferred tax assets. During the quarter ended August 31, 2004, the Company recorded $0.6 million of income tax expense and reversed $1.2 million of its valuation allowance pertaining to certain foreign deferred tax assets as it was determined to be more likely than not that the deferred tax assets in these foreign jurisdictions would be realized. During the quarter ended November 30, 2004, the Company recorded an income tax provision of $0.4 million. The net benefit recorded through the quarter ended November 30, 2004 is approximately $0.2 million.

The Company will continue to assess the realizability of other deferred tax assets which primarily consist of net operating losses and stock option expense deductions in the United States. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making this assessment, management considers historical trend of taxable losses, projected future taxable income and the reversal of deferred tax liabilities. As of November 30, 2004, the Company continues to provide a full valuation allowance against the majority of its deferred tax assets arising from tax losses in the United States due primarily to (i) cumulative losses in recent periods, (ii) uncertainty related to stock option exercises and related tax deductions generated, and (iii) inherent difficulties in forecasting future taxable income as a result of rapidly changing technology and the Company’s competitive environment. However, if the Company’s positive trend of earnings continues, it is likely the valuation allowance will be reversed at some point in the future although we cannot predict which quarter this will occur. After the date on which the valuation allowance is fully reversed, the Company will begin to recognize a tax provision, with respect to U.S. Federal taxes, on a quarterly basis.

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

Segment Reporting

The Company identifies its reportable segments primarily based on differences in the nature of its products and services and identifies segments based on geographic location. The Company’s reportable segments are enterprise and embedded. These segments reflect the Company’s primary focus, sales of RHEL and Red Hat Network subscriptions to large enterprises, and the fact that management has decided to maintain a small but strategic presence in the embedded systems market. Retail subscription revenue is included in the enterprise segment because results of retail subscription sales are not reviewed on a disaggregated basis from the Company’s other enterprise subscriptions. Performance of these segments is evaluated based on their respective gross profit margins as disclosed in the Company’s Consolidated Statements of Operations.

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

The Company evaluates its assets on a consolidated basis only. Accordingly, no information has been provided and no allocations have been made related to reportable segment assets.

The Company manages its international business on a Europe-wide and Asia Pacific-wide basis. The following disclosure aggregates individually immaterial international operations and separately discloses the significant international operations and assets at and for the three and nine months ended November 30, 2004 and 2003 (in thousands):

	North America	Europe	Asia Pacific and Japan	Total
	Three Months Ended November 30, 2004 (unaudited)
Revenue from unaffiliated customers	$33,877	$9,504	$7,544	$50,925
Net income (loss)	$12,499	$(414)	$(1,241)	$10,844
Total assets at November 30, 2004	$1,081,050	$38,865	$36,698	$1,156,613

	Three Months Ended November 30, 2003 (unaudited, restated)
Revenue from unaffiliated customers	$22,157	$5,917	$4,809	$32,883
Net income	$2,405	$1,117	$739	$4,261
Total assets at November 30, 2003	$409,625	$17,511	$14,758	$441,894

	Nine Months Ended November 30, 2004 (unaudited)
Revenue from unaffiliated customers	$93,946	$24,353	$20,714	$139,013
Net income (loss)	$35,249	$(2,106)	$443	$33,586
Total assets at November 30, 2004	$1,081,050	$38,865	$36,698	$1,156,613

	Nine Months Ended November 30, 2003 (unaudited, restated)
Revenue from unaffiliated customers	$58,706	$16,785	$12,475	$87,966
Net income	$2,117	$3,518	$3,311	$8,946
Total assets at November 30, 2003	$409,625	$17,511	$14,758	$441,894

Recent Accounting Pronouncements

In July 2004, the Emerging Issues Task Force ( EITF ) reached a consensus on EITF Issue No. 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, that the impact of contingently convertible debt, such as the Company’s convertible notes, should be included in diluted net income per share computations regardless of whether the market price trigger has been met. The consensus has been ratified by the FASB, and the provisions are expected to be effective during the first quarter of 2005 in connection with the date of the revisions to SFAS 128. All prior period net income per share amounts presented would be restated to conform to the provisions of the final EITF. The Company has reviewed the provisions of EITF Issue No. 04-08 and has determined based on the “if converted” provisions of SFAS 128, “Earnings Per Share,” that the adoption would reduce diluted earnings per share by $.01 to $.05 for the three months ended November 30, 2004 and would reduce diluted earnings per share by $.02, to $.15 per share, for the nine months ended November 30, 2004. This calculation results in an additional 23 million shares outstanding related to the convertible notes included in the calculation of diluted earnings per share on an as-if converted basis.

In March 2004, the EITF reached a consensus on EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. In September 2004, the FASB issued FASB Staff Position EITF 03-0-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, (“FSP EITF 03-01-1”). FSP EITF 03-1-1 delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue 03-1. During the period of the delay, FSP EITF 03-0-1 states that companies should continue to apply relevant other-than-temporary guidance. The adoption of EITF 03-1, excluding paragraphs 10-20, did not impact the Company’s condensed consolidated financial statements. The Company will assess the impact of paragraphs 10-20 of EITF 03-1 once the guidance has been finalized.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, (“SFAS 123R”). This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS 123R. The Company has not yet determined which fair-value method and transitional provision it will follow. The impact on our financial statements of applying one of the acceptable fair-value based method of accounting for stock options is disclosed in the Stock Based Compensation section above.

On November 29, 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Statement 151 is effective for inventory costs incurred during fiscal years beginning in our second quarter of fiscal 2006. The Company does not believe adoption of Statement 151 will have a material effect on its consolidated financial position, results of operations or cash flows.

On December 16, 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. Statement 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Statement 153 is effective for nonmonetary asset exchanges beginning in our second quarter of fiscal 2006. The Company does not believe adoption of Statement 153 will have a material effect on its consolidated financial position, results of operations or cash flows.

NOTE 3 - Restatement of Financial Statements

The Company’s previously issued financial statements for the quarter ended November 30, 2003 have been restated to correct its method of accounting for subscription agreements. Historically, the Company had recognized revenue for subscription agreements on a monthly basis, meaning that for a one-year subscription, one-twelfth of the subscription revenue was recognized in the calendar month of commencement of the subscription and the remaining revenue was recognized over the next 11 calendar months. In the first quarter of fiscal 2005, the Company began to recognize revenue ratably over the period of each particular subscription agreement, beginning on the commencement date of the subscription agreement. The effect of the change in method of recognizing subscription revenues on our previously reported financial statements is to defer a portion of the revenue that had been previously recognized in the month of commencement of a subscription to the final month of the subscription term. This change resulted in a decrease to previously reported subscription revenue for the three and nine month periods ended November 30, 2003 of $205,000 and $1.2 million, respectively. In addition to the adjustment to revenue, we recorded a decrease to previously reported cost of subscription revenue for the three and nine month periods ended November 30, 2003 of $319,000 and $826,000, respectively, in order to match the incremental direct cost of services of our enterprise technologies with the related revenue now being deferred. Previously reported sales and marketing expense for the three and nine month periods ended November 30, 2003 was decreased by $2,000 and $272,000 to adjust for the deferral of sales commissions associated with the revenue now being deferred. Corresponding adjustments were made to the balance sheet as of November 30, 2003. The following is a summary of changes to unaudited, selected consolidated financial data as a result of these restatements for the three and nine month periods ended November 30, 2003:

	Three Months Ended			Nine Months Ended
	November 30, 2003 As Reported	Adjustments	November 30, 2003 Restated	November 30, 2003 As Reported	Adjustments	November 30, 2003 Restated
Subscription and services revenue:
Subscription:
Enterprise technologies	$17,779	$(569)	$17,210	$44,986	$(1,702)	$43,284
Retail	3,727	364	4,091	11,310	549	11,859
Embedded	466	—	466	1,602	—	1,602

Total subscription revenue	21,972	(205)	21,767	57,898	(1,153)	56,745

Services:
Enterprise technologies	9,887	—	9,887	28,073	—	28,073
Embedded development services	1,229	—	1,229	3,148	—	3,148

Total services revenue	11,116	—	11,116	31,221	—	31,221

Total subscription and services revenue	33,088	(205)	32,883	89,119	(1,153)	87,966

Cost of subscription and services revenue:
Subscription:
Enterprise technonogies and retain	2,684	(319)	2,365	7,878	(826)	7,052
Embedded	69	—	69	288	—	288

Total cost of subscription revenue	2,753	(319)	2,434	8,166	(826)	7,340

Services:
Enterprise technonogies	5,356	—	5,356	15,197	—	15,197
Embedded devenopment services	1,003	—	1,003	2,482	—	2,482

Total cost of services revenue	6,359	—	6,359	17,679	—	17,679

Total cost of subscription and services revenue	9,112	(319)	8,793	25,845	(826)	25,019

Gross profit enterprise technologies and retail	23,353	114	23,467	61,294	(327)	60,967
Gross profit (loss) embedded	623	—	623	1,980	—	1,980

Total gross profit	23,976	114	24,090	63,274	(327)	62,947

Operating expense:
Sales and marketing	10,064	(2)	10,062	28,386	(272)	28,114
Stock-based sales and marketing expense	180	—	180	411	—	411
Research and development	7,002	—	7,002	18,885	—	18,885
Stock-based research and development expense	227	—	227	670	—	670
General and administrative	4,873	—	4,873	13,288	—	13,288
Stock-based general and administrative expense	107	—	107	918	—	918
Amortization of intangibles	23	—	23	38	—	38

Total operating expense	22,476	(2)	22,474	62,596	(272)	62,324

Income (loss) from operations	1,500	116	1,616	678	(55)	623
Other income and expense, net	2,645	—	2,645	8,323	—	8,323

Income before provision for income taxes	4,145	116	4,261	9,001	(55)	8,946
Provision (benefit) for income taxes	—	—	—	—	—	—

Net income	$4,145	$116	$4,261	$9,001	$(55)	$8,946

Net income per share:
Basic	$0.02		$0.02	$0.05		$0.05
Diluted	$0.02		$0.02	$0.05		$0.05

Weighted average shares outstanding:
Basic	173,996		173,996	172,417		172,417
Diluted	184,210		184,210	185,641		185,641

NOTE 4 - Comprehensive Income

The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income for the three and nine month periods ended November 30, 2004 and 2003 was as follows (in thousands):

	Three Months Ended November 30, 2004 (unaudited)	Three Months Ended November 30, 2003 (unaudited, restated)
Comprehensive income:
Net income	$10,844	$4,261
Foreign currency translation adjustments	1,341	801
Change in unrealized losses on marketable securities	(4,533)	(202)

Total comprehensive income, net of taxes	$7,652	$4,860

	Nine Months Ended November 30, 2004 (unaudited)	Nine Months Ended November 30, 2003 (unaudited, restated)
Comprehensive income:
Net income	$33,586	$8,946
Foreign currency translation adjustments	982	1,176
Change in unrealized losses on marketable securities	(12,721)	(2,834)

Total comprehensive income, net of taxes	$21,847	$7,288

As of November 30, 2004 and February 29, 2004 the Company holds investments in debt securities with an unrealized gain (loss) of $(7.3) million and $5.4 million, respectively.

NOTE 5 - Goodwill and Identifiable Intangible Assets

Identifiable intangible assets consist primarily of trademarks, copyrights and patents, which are amortized over the estimated useful life ranging from three to 15 years. The following is a summary of identifiable intangible assets (in thousands):

	As of November 30, 2004 (unaudited)			As of February 29, 2004 (unaudited, restated)
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$3,670	$(2,601)	$1,069	$3,436	$(2,495)	$941
Purchased technologies	$3,023	$(550)	$2,473	$3,000	$(100)	$2,900

The following is a rollforward of goodwill by reportable segment for the nine months ended November 30, 2004 (in thousands):

	Enterprise	Embedded	Consolidated
Balance at February 29, 2004	$46,356	19,516	$65,872
Additions	62	—	62
Impact of foreign currency fluctuations	334	—	334

Balance at November 30, 2004	$46,752	19,516	$66,268

No impairments to goodwill or identifiable assets were required to be recognized during the nine months ended November 30, 2004 or the year ended February 29, 2004.

NOTE 6 - Legal Proceedings

Red Hat Professional Consulting, Inc., formerly PTI, a wholly owned subsidiary of the Company acquired in February 2001, together with its former directors and some of its former principal shareholders, is a defendant in a suit brought by a former employee in DeKalb County Superior Court in Georgia. The plaintiff asserts, among other things, breach of various employment agreements and seeks monetary damages. PTI has filed affirmative defenses and counterclaims denying all liability and has filed a motion to dismiss which remains pending. All discovery in the matter is complete. The Company has been indemnified in this matter by the former PTI shareholders and further believes that the likelihood of a material loss is remote.

Commencing on or about March 29, 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. On August 8, 2001, Chief Judge Michael Mukasey of the U.S. District Court for the Southern District of New York issued an order that transferred all of the so-called IPO allocation actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings. The court has consolidated the actions into a single action. The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 300 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages. No discovery has occurred to date. The individual director and officer defendants have been dismissed from the case without prejudice. The Company believes these complaints are without merit and will defend itself vigorously in this matter. However, there can be no assurance that this matter will be resolved in our favor. The Company, among other issuers, the plaintiffs, and the insurers have agreed, in concept, to a proposed settlement whereby the Company would be released from this litigation without further payment from the Company. That proposed settlement has been submitted to the court for its consideration; however, there is no certainty that the court will approve the settlement.

Commencing on August 4, 2003, the Company filed suit against The SCO Group, Inc. (“SCO”) in the U.S. District Court for the District of Delaware (Civil Action No. 03-722 SLR) seeking a declaratory judgment that the Company is not infringing any of SCO’s intellectual property rights. In addition, the Company has asserted claims against SCO under Delaware and federal law, including deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, trade libel and violations of the Lanham Act. The Company contends that SCO has made false and misleading public statements alleging that software code, in which SCO claims to own copyrights and trade secrets, was misappropriated and incorporated into the Company’s product, and SCO has threatened legal action. On September 15, 2003, SCO filed a motion to dismiss contending, among other things, that no actual controversy exists such that the declaratory judgment that the Company seeks would be warranted. On April 6, 2004, the Court denied SCO’s Motion to Dismiss but stayed further action in the case pending the resolution of litigation pending in the U.S. District Court for the District of Utah between SCO and IBM. On April 20, 2004, the Company filed a motion for reconsideration contending that a stay based on the Utah case would be inappropriate; SCO has filed an opposition to that motion. That motion is now pending before the Court. At this early stage of the proceedings, no assurance can be given as to the outcome.

As of November 30, 2004, 14 class action lawsuits had been filed against the Company and several of its present and former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of North Carolina. In each of the actions, plaintiffs seek to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arose in connection with the Company’s announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs assert that certain present and former officers (the “Individual Defendants”) and the Company variously violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs seek unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in Red Hat common stock; disgorgement by our Chief Executive and former Chief Financial Officer of certain compensation and profits from trading in the Company’s common stock, pursuant to Section 304 of the Sarbanes-Oxley Act of 2002, and other relief. As of September 8, 2004, all of these class action lawsuits have been consolidated into a single action referenced as Civil Action No. 5:04-CV-473BR and titled In re Red Hat, Inc. Securities Litigation. Plaintiffs’ counsel are now seeking designation as lead counsel. The Company intends to vigorously defend this class action lawsuit. However, there can be no assurance that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

In addition to the class action claims, two purported shareholder derivative actions were filed on July 22, 2004 and August 24, 2004, respectively, in the New Castle County Court of Chancery in Delaware in connection with the Restatement against certain present and former officers and directors of the Company, and in one case against PricewaterhouseCoopers LLP, and in each case also naming the Company as a nominal defendant. The suits claim that certain of the Company’s present and former officers and directors breached their fiduciary duties to the Company’s stockholders and to the Company. The complaints are derivative in nature and do not seek relief from the Company. On September 29, 2004, an order was entered consolidating the two actions into a single action referenced as Consolidated Civil Action No. 586-N and titled In re Red Hat, Inc. Derivative Litigation. On November 30, 2004, the plaintiffs filed an amended complaint. The Company believes there are substantial legal and factual defenses to the claims, which the Company intends to vigorously pursue. There is no assurance the Company will prevail in defending these actions.

In addition to the derivative actions filed in Delaware, a purported shareholder derivative action was filed on August 20, 2004, in the Wake County Superior Court in North Carolina (Civil Action No. 04-CVS-11746) in connection with the Restatement against certain present and former officers and directors of the Company and also naming the Company as a nominal defendant. The suit claims that certain of the Company’s present and former officers and directors breached their fiduciary duties to the Company’s stockholders and to the Company. The complaint is derivative in nature and does not seek relief from the Company. The Company believes there are substantial legal and factual defenses to the claims, which the Company intends to vigorously pursue. There is no assurance the Company will prevail in defending these actions.

Commencing on October 7, 2004, a petition was entered in the United States Bankruptcy Court in the Eastern District of North Carolina (Case No. 04-03642-5) by the bankruptcy administrator of ArsDigita GmbH, a German company, seeking to recover certain assets acquired by RH Interchange, Inc., a wholly-owned subsidiary of the Company, in an asset acquisition in February 2002. Petitioner claims that the German company received insufficient consideration for the transfer of the purchased assets and seeks to avoid that portion of the transaction pertaining to the German company. Petitioner seeks recovery of those transferred assets still in the possession of either the Company or RH Interchange and compensation for those assets no longer in their possession. On November 29, 2004, the Company and its subsidiary filed a motion to dismiss the petition. The Company believes there are substantial legal and factual defenses to the petition, which the Company intends to vigorously pursue. There is no assurance the Company will prevail in defending this action. The Company is not presently able to reasonably estimate potential losses, if any, related to the petition.

The Company also experiences other routine litigation in the normal course of our business. The Company believes that the outcome of this routine litigation will not have a material adverse effect on its consolidated financial position and results of operations.

NOTE 7 - Income Taxes

During the quarter ended August 31, 2004, the Company recorded $0.6 million of income tax expense and reversed $1.2 million of its valuation allowance pertaining to certain foreign deferred tax assets as it was determined to be more likely than not that the deferred tax assets in these foreign jurisdictions would be realized. During the quarter ended November 30, 2004, the Company recorded an income tax provision of $0.4 million. The net benefit recorded through the quarter ended November 30, 2004 is approximately $0.2 million.

The Company continues to assess the realizability of other deferred tax assets which primarily consist of net operating losses and stock option expense deductions in the United States. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making this assessment, management considers historical trend of taxable losses, projected future taxable income and the reversal of deferred tax liabilities. As of November 30, 2004, the Company continues to provide a full valuation allowance against the majority of its deferred tax assets arising from tax losses in the United States due primarily to (i) cumulative losses in recent periods, (ii) uncertainty related to stock option exercises and related tax deductions generated, and (iii) inherent difficulties in forecasting future taxable income as a result of rapidly changing technology and the Company’s competitive environment. However, if the Company’s positive trend of earnings continues, it is likely the valuation allowance will be reversed at some point in the future although we cannot predict which quarter this will occur. After the date on which the valuation allowance is fully reversed, the Company will begin to recognize a tax provision, with respect to U.S. Federal taxes, on a quarterly basis.

NOTE 8 – Share Repurchase Program

On September 29, 2004, the Company announced that its Board of Directors had authorized a program to repurchase up to $100 million of the Company’s common stock, par value $.0001 per share, from time to time on the open market or in privately negotiated transactions. The program will expire on the earlier of (i) September 30, 2005, or (ii) a determination by the Board of Directors, the Chief Executive Office or the Chief Financial Officer to discontinue the program. During the quarter ended November 30, 2004, the Company acquired 3,390,100 shares under the repurchase program at a total cost of $45.2 million.

NOTE 9 - Subsequent Event

On December 7, 2004, the Company completed its purchase of the Netscape Security Solutions unit from Netscape Communications Corporation and America Online, Inc. (together, the “Sellers”) for a purchase price of $20.5 million in cash. An additional $2.5 million is payable by Red Hat contingent on certain future customer orders being placed on or before April 30, 2005. The assets acquired are derived from the Netscape Enterprise Suite and include Netscape Directory Server and Netscape Certificate Management System.

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

For the quarter ended November 30, 2004, total revenue increased 54.9% to $50.9 million from $32.9 million in the quarter ended November 30, 2003. This increase has resulted from an increasing level of adoption of Red Hat Enterprise Linux as a primary computing platform by the larger enterprise customers and the introduction of two additional Red Hat Enterprise Linux offerings in March 2003, Red Hat Enterprise Linux ES and WS. These new products are targeted at the lower end of the server market and the technical/developer workstation market, respectively, and have less features and more limited service level agreements. Our ability to continue to increase adoption rates of Red Hat Enterprise Linux and maintain competitive pricing are critical to our success.

On December 7, 2004, we completed the purchase of the Netscape Security Solutions unit from Netscape Communications Corporation and America Online, Inc. (together, the “Sellers”) for a purchase price of $20.5 million in cash. An additional $2.5 million is payable by Red Hat contingent on certain future customer orders being placed on or before April 30, 2005. The assets acquired are derived from the Netscape Enterprise Suite and include Netscape Directory Server and Netscape Certificate Management System.

We derive our revenues and generate cash from customers from two sources (i) subscription revenue, which includes retail, enterprise subscriptions, and embedded subscriptions and (ii) services revenue which includes enterprise and embedded services. For the quarters ended November 30, 2004 and 2003, our revenues were $50.9 million and $32.9 million, respectively. The arrangements that create Enterprise subscription revenue are explained in detail in our Revenue Recognition footnote included in our Critical Accounting Policies and in NOTE 2 - Summary of Significant Accounting Policies. These arrangements typically involve the sale of subscriptions to Red Hat Enterprise Linux. Our revenues are affected by corporate, government and consumer spending levels. In evaluating the performance of our business, management considers a number of factors. These factors include total revenues, gross margin, operating margin, operating income and cash flows on a geographic basis. In addition, management considers the following factors:

•	Subscriptions. Our RHEL products: AS, ES and WS are sold under subscription agreements. These arrangements typically have a one year subscription period. The base subscription entitles the end user to one year of maintenance, which includes end user configuration support and updates to the technology, when and if available, during the term of the subscription. Subscriptions increased again in the third quarter of fiscal 2005. The increase in sales is being driven by the market acceptance of using the Linux operating system in enterprise data centers as well as the strategic agreements we entered into with leading technology companies that included the distribution of RHEL by these companies, which are detailed in the strategic relationships discussion of the Business section of our Form 10-K/A.

•	Sales by geography. We operate our business in three geographic regions; North America (U.S. and Canada); Europe, Middle East and Africa, or EMEA; and Asia Pacific, including, Japan, Australia, India, Korea and China. In the third quarter of fiscal 2005, 33.5% of our revenue was generated outside North America compared to 32.6% for the same period in fiscal 2004. This percentage is expected to continue to increase as our international sales force and channels become more mature.

•	Deferred revenue balances. Our deferred revenue balance at November 30, 2004 was $121.4 million. Because of our subscription model and revenue recognition policies, deferred revenues improve predictability of future revenues. Deferred revenues at November 30, 2004, have increased by more than 22% compared to the August 31, 2004 balance.

•	Cash, cash equivalents and investments in debt securities. Cash, cash equivalents and investments in debt securities balance at November 30, 2004, totaled $979.0 million. During the first nine months of fiscal 2005, we generated $91.7 million in cash flow from operations primarily related to the increase in sales of subscriptions to Red Hat Enterprise Linux during the fiscal year. Our significant cash balance gives us the ability to take advantage of acquisition opportunities and increase our international growth.

•	In fiscal 2005, we are focused on, among other things, (i) continuing to build on the market momentum in the migration to the Linux operating system by enterprise customers; (ii) continuing our market penetration through channel partners; (iii) driving renewal rates of subscriptions sold in prior periods and (iv) increasing the contribution to our subscription sales by Intel hardware vendors.

Critical Accounting Policies

Our critical accounting policies include the following:

•	Revenue recognition;

•	Impairment of long-lived assets; and

•	Deferred taxes.

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

Subscription arrangements with large enterprise customers often have contracts with multiple elements (e.g., software technology, maintenance, training, consulting and other services). We allocate revenue to each element of the arrangement based on vendor-specific objective evidence of its fair value when we can demonstrate sufficient evidence of the fair value of at least those elements that are undelivered. The fair value of each element in multiple element arrangements is created by either (i) providing the customer with the ability during the term of the arrangement to renew that element at the same rate paid for the element included in the initial term of the agreement or (ii) selling the services on a stand-alone basis. Enterprise subscription revenue also includes revenue from large Unix to Linux migration arrangements that were sold prior to the release of RHEL in fiscal 2003. Revenue from these pre- RHEL arrangements has generally been recognized ratably over the term of the arrangement as no pattern of performance is sufficiently discernible to allow for other than ratable recognition. These arrangements lapsed in or prior to the second quarter of fiscal 2004.

In addition, our enterprise subscription revenue is partially derived from sales of our RHN offerings. RHN is a Company-hosted, internet-based set of services to help assure the security, availability and reliability of all of our Red Hat technology solutions that we offer. RHN may be subscribed to at the time of, and in addition to, one of our RHEL offerings or on a stand alone basis. Revenues are recognized ratably over the term of the subscription beginning on the commencement date of the subscription.

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

Deferred Taxes

We account for income taxes using the liability method that requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of our assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. Historically, we have recorded a valuation allowance to fully reserve for the benefit of its deferred tax assets due to uncertainty of realization of these deferred tax assets. During the quarter ended August 31, 2004, we recorded $0.6 million of income tax expense and reversed $1.2 million of our valuation allowance pertaining to certain foreign deferred tax assets as it was determined to be more likely than not that the deferred tax assets in these foreign jurisdictions would be realized. During the quarter ended November 30, 2004, we recorded an income tax provision of $0.4 million. The net benefit recorded through the quarter ended November 30, 2004 is approximately $0.2 million.

We will continue to assess the realizablity of other deferred tax assets which primarily consist of net operating losses and stock option expense deductions in the United States. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making this assessment, management considers historical trend of taxable losses, projected future taxable income and the reversal of deferred tax liabilities. As of November 30, 2004, we continue to provide a full valuation allowance against the majority of our deferred tax assets arising from tax losses in the United States due primarily to (i) cumulative losses in recent periods, (ii) uncertainty related to stock option exercises and related tax deductions generated, and (iii) inherent difficulties in forecasting future taxable income as a result of rapidly changing technology and the Company’s competitive environment. However, if our positive trend of earnings continues, it is likely the valuation allowance will be reversed at some point in the future although we cannot predict which quarter this will occur. After the date on which the valuation allowance is fully reversed, we will begin to recognize a tax provision, with respect to U.S. Federal taxes, on a quarterly basis.

RESTATEMENT

Our previously issued consolidated balance sheet as of February 29, 2004 and consolidated statements of operations and of cash flows for the three and nine month periods ended November 30, 2003, have been restated to reflect our change in accounting to correct our method of revenue recognition related to subscription agreements. Historically, we had recognized revenue for subscription agreements ratably on a monthly basis, meaning that for a one-year subscription one-twelfth of the subscription revenue was recognized in the calendar month of commencement of the subscription and the remaining revenue was recognized over the next 11 calendar months. In the first quarter of fiscal 2005, we began recognizing revenue over the term of each particular subscription agreement, beginning on the commencement date of the subscription agreement. The effect of using the new method on our previously reported financial statements is to defer a portion of the revenue that had been previously recognized in the month of commencement of a subscription to the month in which the subscription ends. See NOTE 3 to the Consolidated Financial Statements for further discussion.

RESULTS OF OPERATIONS

The following table is a summary of our results of operations for the three and nine month periods ended November 30, 2004 and 2003, respectively, with further explanation of the variances below:

	Three Months Ended		Nine Months Ended
	November 30, 2004	November 30, 2003	November 30, 2004	November 30, 2003
	(unaudited)	(unaudited, restated)	(unaudited)	(unaudited, restated)
Subscription and services revenue:
Subscription:
Enterprise technologies	$38,113	$17,210	$102,022	$43,284
Retail	512	4,091	1,448	11,859
Embedded	597	466	1,245	1,602

	39,222	21,767	104,715	56,745

Services:
Enterprise technologies	10,771	9,887	31,749	28,073
Embedded development services	932	1,229	2,549	3,148

	11,703	11,116	34,298	31,221

Total subscription and services revenue	50,925	32,883	139,013	87,966

Cost of subscription and services revenue:
Subscription:
Enterprise technologies and retail	3,554	2,365	8,274	7,052
Embedded	59	69	190	288

	3,613	2,434	8,464	7,340

Services:
Enterprise technologies	5,684	5,356	16,411	15,197
Embedded development services	792	1,003	2,405	2,482

	6,476	6,359	18,816	17,679

Total cost of subscription and services revenue	10,089	8,793	27,280	25,019

Gross profit enterprise technologies and retail	40,158	23,467	110,534	60,967
Gross profit embedded	678	623	1,199	1,980

Gross profit on enterprise technologies, retail and embedded revenue	40,836	24,090	111,733	62,947

Operating expense:
Sales and marketing	15,652	10,062	43,622	28,114
Research and development	7,883	7,002	23,353	18,885
General and administrative	8,360	4,873	21,006	13,288
Stock-based compensation and amortization of intangibles	1,350	537	4,273	2,037

Total operating expense	33,245	22,474	92,254	62,324

Income from operations	7,591	1,616	19,479	623
Other income, net	5,384	2,694	18,715	8,556
Interest expense	(1,684)	(49)	(4,802)	(233)

Income before provision for income taxes	11,291	4,261	33,392	8,946
Provision (benefit) for income taxes	447	—	(194)	—

Net income	$10,844	$4,261	$33,586	$8,946

Three Months Ended November 30, 2004 and November 30, 2003

Total revenue

Total revenue increased 54.9% to $50.9 million in the three months ended November 30, 2004 from $32.9 million in the three months ended November 30, 2003. This increase was driven by significant growth in the enterprise subscription revenues of our business, offset somewhat by a decrease in retail revenue which is due to our focus on the sale of subscriptions to our enterprise technologies to large customers rather than on the consumer market.

Subscription revenue

Subscription revenue is comprised of revenue from enterprise technologies (Red Hat Enterprise Linux and Red Hat Network), retail technologies and embedded customers. Subscription revenue increased to $39.2 million for the three months ended November 30, 2004 from $21.8 million for the three months ended November 30, 2003.

Enterprise technologies

Enterprise technologies revenue primarily relates to both direct and indirect sales of Red Hat Enterprise Linux and other related software solutions. Enterprise technologies revenue increased 121.5% to $38.1 million for the three months ended November 30, 2004 from $17.2 million for the three months ended November 30, 2003. The increase is directly related to the number of deployed units of Red Hat Enterprise Linux as a result of units sold in previous quarters as well as sales of RHEL during the current quarter. These arrangements typically have a one year subscription period. The base subscription entitles the end user to one year of maintenance, which entitles the end user to configuration support and updates to the technology, when and if available, during the term of the subscription. The increase in sales is being driven by the market acceptance of the Linux operating system in mission critical areas of computing by the large enterprise, the introduction of two additional Red Hat Enterprise Linux offerings in March 2003, RHEL ES and WS and the strategic agreements we entered into with leading technology companies that provide for the distribution of Red Hat Enterprise Linux by these companies.

Retail

Retail revenue, which consists of sales of Red Hat Linux and Professional Workstation to consumers through either value added resellers or distributors, decreased 87.5% to $0.5 million for the quarter ended November 30, 2004 from $4.1 million for the quarter ended November 30, 2003. This decrease is due to our focus on the sale of subscriptions to our Enterprise technologies to large Enterprise customers rather than on the consumer market. This market is no longer a strategic source of revenue for us but instead represents a channel for providing leading edge technology to sophisticated users. Certain users are expected to help us improve new technology to the point it has the stability to be introduced into our Enterprise offerings. We expect our retail revenues to continue to decline in fiscal 2005 due to fewer planned product releases during the fiscal year.

Embedded subscription

Embedded subscription revenue increased to $0.6 million for the three months ended November 30, 2004 from $0.5 million for the three months ended November 30, 2003. The slight increase in the embedded market is due to continued interest in the semiconductor and telecommunications industries in integrating the Linux operating system in certain devices and systems. We will continue to maintain a strategic presence in this market as we believe that a Linux/open source platform will provide a significant value advantage in the embedded market in the future.

Services revenue

Enterprise technologies services

Enterprise technologies services include fees received from enterprise customers for deployment of Red Hat Enterprise technologies, customer training and education fees and fees received for adding certain functionality to RHEL for our OEM partners. Enterprise technologies services revenue increased 8.9% to $10.8 million in the three months ended November 30, 2004 from $9.9 million in the three months ended November 30, 2003. The increase in enterprise technologies services revenue is primarily due to an increase in the revenues earned from customer training and education of $1.2 million. We continue to view our customer training and education business as a leading indicator of demand for the use of our Red Hat Enterprise Linux technologies by enterprise customers. The adoption of Linux as a primary computing platform increases the need to train system administrators and developers. This increase was offset by a decrease in consulting fees received from enterprise customers for deployment of Red Hat Enterprise technologies of approximately $0.3 million.

Embedded development services

Embedded development services revenue decreased 24.1% for the three months ended November 30, 2004 to $0.9 million compared to $1.2 million for the three months ended November 30, 2003. The reduction primarily relates to our reduction in focus and personnel on this business to a small core team which maintains a strategic presence in this marketplace, though we have seen continued interest in integrating the Linux operating system in certain devices and systems.

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue primarily consists of expenses we incur to manufacture, package, distribute, support and maintain our solutions. These costs include expenses for physical media, literature and packaging, fulfillment and shipping, labor related costs to provide technical support and maintenance and bandwidth costs for Red Hat Network. Cost of subscription revenue increased 48.4% to $3.6 million in the three months ended November 30, 2004 from $2.4 million in the three months ended November 30, 2003. The increase is the result of additions to our technical support staff at each of our three call center locations to meet the demands of our growing subscriber base.

Cost of services revenue

Cost of services revenue is primarily comprised of salaries and related costs incurred for our personnel to deliver custom development, open source consulting engineering, training and education, and hardware certification services. We incur no direct costs related to royalties received from the licensing of our trademarks to third parties. Cost of services revenue increased 1.8% to $6.5 million in the three months ended November 30, 2004 from $6.4 million in the three months ended November 30, 2003. The increase is primarily related to an increase in costs associated with our training and education services of $0.7 million which is consistent with the increase in revenue. This increase was partially offset by decreases in the cost of our professional consulting services of $0.3 million and in the cost of our embedded services of $0.2 million. Both of these reductions were related to headcount reductions.

Gross Profit

Gross profit increased 69.5% to $40.8 million in the three months ended November 30, 2004 from $24.1 million in the three months ended November 30, 2003. Our total gross margin percentage was 80.2% for the three months ended November 30, 2004 compared to 73.3% for the three months ended November 30, 2003. These increases were primarily due to the increase in revenue related to our Red Hat Enterprise Linux offerings. Enterprise technologies and retail subscriptions gross margins were 90.8% for the three months ended November 30, 2004 compared to 88.9% in the three months ended November 30, 2003. Our Enterprise technologies services gross margins were 47.2% and 45.8%, respectively, for the three months ended November 30, 2004 and 2003.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and tradeshows. Sales and marketing expense increased 55.6% to $15.7 million (30.7% of total revenue) in the three months ended November 30, 2004 from $10.1 million (30.6% of total revenue) in the three months ended November 30, 2003. This increase was primarily due to a $4.3 million increase in enterprise sales costs as we increased the size of our direct outside sales and our channel sales forces as well as a $1.3 million increase in our marketing costs.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased 12.6% to $7.9 million (15.5% of total revenue) in the three months ended November 30, 2004 from $7.0 million (21.3% of total revenue) in the three months ended November 30, 2003. The increase in research and development expense resulted from an increase in engineering headcount to support the development and integration of our Red Hat Enterprise Linux operating platforms as well as our Desktop and Storage products. We acquired Sistina in the fourth quarter of fiscal 2004 and added approximately $0.6 million per quarter in cost related to Sistina’s file storage development team. We have also been adding resources to our Desktop team and the cost associated with this team has increased by $0.5 million on a quarterly basis.

General and administrative

General and administrative expense consists primarily of personnel and related costs, including professional fees, for general corporate functions, including finance, accounting, legal, human resources, facilities and information systems expenses. General and administrative expense increased 71.6% to $8.4 million (16.4% of total revenues) in the three months ended November 30, 2004 from $4.9 million (14.8% of total revenues) in the three months ended November 30, 2003. This increase relates primarily to increased professional fees of $1.6 million incurred in connection with legal and accounting fees associated with the restatement of certain of our previously filed financial statements in the summer of 2004 and related litigation, Sarbanes-Oxley 404 compliance and consulting services related to our long-term compensation plans. The remaining increase is primarily related to higher payroll costs of $0.3 million and additional bad debt expense of $0.4 million.

Stock-based compensation and amortization of intangibles

Stock-based compensation and amortization of intangibles expense increased $0.8 million to $1.3 million in the three months ended November 30, 2004 from $0.5 million in the three months ended November 30, 2003. Costs incurred for acquiring trademarks, copyrights and patents are capitalized as intangibles and amortized using the straight-line method over their estimated useful lives, which range from three to ten years. The increase in stock-based compensation and amortization of intangibles is primarily due to the amortization of certain stock awards granted in the fourth quarter of fiscal 2004.

Other income

Other income consists of interest income earned on cash deposited in money market accounts and invested in short- and long-term fixed income instruments and foreign currency transaction gains and losses, net. Other income increased to $5.4 million in the three months ended November 30, 2004 from $2.7 million in the three months ended November 30, 2003. The increase is primarily related to increased interest income associated with the increase in our cash and investment balances related to the debt offering in January 2004.

Interest expense

Interest expense consists of interest expense incurred on short term debt, capital leases and the convertible notes. Interest expense increased to $1.7 million in the three months ended November 30, 2004 from $0.1 million in the three months ended November 30, 2003. The increase is principally related to interest expense associated with the convertible notes including amortization of debt issuance costs related to our convertible debt of $0.8 million in the three months ended November 30, 2004.

Provision for income taxes

The provision for income taxes for the three months ended November 30, 2004 was $0.4 million. There was no provision recorded in the three months ended November 30, 2003. The increase represents a provision of $0.4 million related to those jurisdictions with projected taxable income.

Nine Months Ended November 30, 2004 and November 30, 2003

Total revenue

Total revenue increased 58.0% to $139.0 million in the nine months ended November 30, 2004 from $88.0 million in the nine months ended November 30, 2003. This increase was driven by significant growth in the enterprise subscription revenues of our business offset somewhat by a decrease in retail revenue which is due to our focus on the sale of subscriptions to our enterprise technologies to large customers rather than on the consumer market.

Subscription revenue

Subscription revenue is comprised of revenue from enterprise technologies (Red Hat Enterprise Linux and Red Hat Network), retail technologies and embedded customers. Subscription revenue increased 84.5% to $104.7 million for the nine months ended November 30, 2004 from $56.7 million for the nine months ended November 30, 2003.

Enterprise technologies

Enterprise technologies revenue primarily relates to both direct and indirect sales of Red Hat Enterprise Linux and other related software solutions. Enterprise technologies revenue increased 135.7% to $ 102.0 million for the nine months ended November 30, 2004 from $43.3 million for the nine months ended November 30, 2003. The increase is directly related to the number of deployed units of Red Hat Enterprise Linux as a result of units sold in previous quarters as well as sales of RHEL during the current quarter. These arrangements typically have a one year subscription period. The base subscription entitles the end user to one year of maintenance, which entitles the end user to configuration support and updates to the technology, when and if available, during the term of the subscription. The increase in sales volume is being driven by the market acceptance of the Linux operating system in mission critical areas of computing by the large enterprise, as well as the strategic agreements we entered into with leading technology companies that provide for the distribution of Red Hat Enterprise Linux by these companies.

Retail

Retail revenue, which consists of sales of Red Hat Linux and Professional Workstation to consumers through either value added resellers or distributors, decreased 87.8% to $1.4 million for the nine months ended November 30, 2004 from $11.9 million for the nine months ended November 30, 2003. This decrease is due to our focus on the sale of subscriptions to our Enterprise technologies to large Enterprise customers rather than on the consumer market. This market is no longer a strategic source of revenue for us but instead represents a channel for providing leading edge technology to sophisticated users. We expect our retail revenues to remain lower than previous years due to fewer planned product releases during the fiscal year.

Embedded subscription

Embedded subscription revenue decreased to $1.2 million for the nine months ended November 30, 2004 from $1.6 million for the nine months ended November 30, 2003. We will continue to maintain a strategic presence in this market as we believe that a Linux/open source platform will provide a significant value advantage in the embedded market in the future.

Services revenue

Enterprise technologies services

Enterprise technologies services revenue include fees received from enterprise customers for deployment of Red Hat Enterprise technologies, customer training and education fees and fees received for adding certain functionality to RHEL for our major hardware partners. Enterprise technologies services revenue increased 13.1% to $31.7 million in the nine months ended November 30, 2004 from $28.1 million in the nine months ended November 30, 2003. The increase in enterprise technologies services revenue is primarily due to an increase in the revenues earned from customer training and education of $4.3 million. We continue to view our customer training and education business as a leading indicator of demand for the use of our Red Hat Enterprise Linux technologies by enterprise customers. The adoption of Linux as a primary computing platform increases the need to train system administrators and developers. We had an increase in all geographies for our training and education services for the nine months ended November 30, 2004 compared to the same period in the prior year. The increase from training and education services was partially offset by a decrease of approximately $0.5 million in revenue recognized for adding certain functionality to RHEL for our major hardware partners and in our consulting fees related to the deployment of Red Hat Enterprise technologies.

Embedded development services

Embedded development services revenue decreased 19.0% for the nine months ended November 30, 2004 to $2.5 million compared to $3.1 million for the nine months ended November 30, 2003. We will continue to maintain a strategic presence in this market as we believe that a Linux/open source platform will provide a significant value advantage in the embedded market in the future.

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue primarily consists of expenses we incur to manufacture, package, distribute, support and maintain our solutions. These costs include expenses for physical media, literature and packaging, fulfillment and shipping, labor related costs to provide technical support and maintenance. Cost of subscription revenue increased 15.3% to $8.5 million in the nine months ended November 30, 2004 from $7.3 million in the nine months ended November 30, 2003. The increase is the result of additions to our technical support staff at each of our three call center locations to meet the demands of our growing subscriber base.

Cost of services revenue

Cost of services revenue is primarily comprised of salaries and related costs incurred for our personnel to deliver custom development, open source consulting engineering, training and education, and hardware certification services. We incur no direct costs related to royalties received from the licensing of our trademarks to third parties. Cost of services revenue increased 6.4% to $18.8 million in the nine months ended November 30, 2004 from $17.7 million in the nine months ended November 30, 2003. The increase is related to an increase in costs associated with our training and education services of $2.0 million which is consistent with the increase in revenue partially offset by a $0.8 million decrease in cost of our consulting services which is consistent with the decrease in headcount in this group.

Gross Profit

Gross profit increased 77.5% to $111.7 million in the nine months ended November 30, 2004 from $62.9 million in the nine months ended November 30, 2003. This increase was due to the increase in revenue related to our Red Hat Enterprise Linux offerings. The strength in growth and profitability of our Enterprise business was offset by the decline in the Embedded segment. Our total gross margin percentage was 80.4% for the nine months ended November 30, 2004 compared to 71.6% for the nine months ended November 30, 2003. Enterprise technologies and retail subscriptions gross margins were 92.0% for the nine months ended November 30, 2004 compared to 87.2% in the nine months ended November 30, 2003. Our Enterprise technologies services gross margins were 48.3% and 45.9%, respectively, for the nine months ended November 30, 2004 and 2003.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and tradeshows. Sales and marketing expense increased 55.2% to $43.6 million (31.4% of total revenue) in the nine months ended November 30, 2004 from $28.1 million (32.0% of total revenue) in the nine months ended November 30, 2003. This increase was primarily due to a $13.4 million increase in enterprise sales costs as we have increased the size of our direct outside and our channel sales forces. In addition, marketing costs have increased $2.1 million due to the growth of our business and expanding sales channels and markets.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased 23.7% to $23.4 million (16.8% of total revenue) in the nine months ended November 30, 2004 from $18.9 million (21.5% of total revenue) in the nine months ended November 30, 2003. The increase in research and development expense resulted from an increase in engineering headcount to support the development and integration of our Red Hat Enterprise Linux operating platforms as well as our Desktop and Storage products currently in development. Our Storage engineering team is primarily related to the acquisition of Sistina which closed in December 2003 and added approximately $2.0 million in cost for the first nine months of fiscal 2005. The remaining increase is due to additional headcount added on the Desktop team and higher salaries.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, facilities and information systems expenses. General and administrative expense increased 58.1% to $21.0 million (15.1% of total revenue) in the nine months ended November 30, 2004 from $13.3 million (15.1% of total revenue) in the nine months ended November 30, 2003. This increase relates primarily to increased professional accounting and legal fees of $3.6 million associated with legal and accounting fees associate with the restatement of certain of our previously issued financial statements in the summer of 2004 and related litigation, compliance with Sarbanes-Oxley and consultation regarding our compensation plans. The remaining increase is in general overhead such as facility costs, travel costs, recruiting fees and amortization expense associated with various information system projects.

Stock-based compensation and amortization of intangibles

Stock-based compensation and amortization of intangibles expense increased $2.2 million to $4.3 million in the nine months ended November 30, 2004 from $2.0 million in the nine months ended November 30, 2003. Costs incurred for acquiring trademarks, copyrights and patents are capitalized as intangibles and amortized using the straight-line method over their estimated useful lives, which range from three to ten years. The increase in stock-based compensation and amortization of intangibles is primarily due to the amortization of certain stock awards granted in the fourth quarter of fiscal 2004.

Other income

Other income consists of interest income earned on cash deposited in money market accounts and invested in short- and long-term fixed income instruments and foreign currency gains and losses, net. Other income, net, increased to $18.7 million in the nine months ended November 30, 2004 from $8.6 million in the nine months ended November 30, 2003. The increase resulted from realized gains on the sales of investments and an increase in interest earned on significantly higher cash and investment balances related to the debt offering in January 2004.

Interest expense

Interest expense consists of interest expense incurred on short term debt, capital leases and the convertible notes. Interest expense increased to $4.8 million in the nine months ended November 30, 2004 from $0.2 million in the nine months ended November 30, 2003. The increase is principally related to interest expense associated with the convertible notes including amortization of debt issuance costs related to our convertible debt of $2.3 million in the nine months ended November 30, 2004.

Benefit for income taxes

The benefit for income taxes for the nine months ended November 30, 2004 was $0.2 million. There was no provision or benefit in the nine months ended November 30, 2003. The benefit represents a reversal of $1.2 million of valuation allowance pertaining to certain deferred tax assets and a provision for the nine months of $1.0 million related to taxable income in certain jurisdictions with projected taxable income.

Liquidity and Capital Resources

We have historically derived a significant portion of our liquidity and operating capital from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and secondary public offerings, the issuance of convertible notes and borrowings under our working capital line of credit. At November 30, 2004, we had total cash and investments of $979.0 million, which is comprised of $234.4 million in cash and cash equivalents, $69.8 million of short-term, fixed-income investments and $674.8 million of long-term, fixed-income investments. This compares to total cash and investments of $941.4 million at February 29, 2004.

Cash provided by operations of $29.7 million in the three months ended November 30, 2004, includes net income of $10.8 million, adjusted to exclude the impact of non-cash revenues and expenses, which totaled $4.5 million. Changes in working capital items were a net source of cash of $14.3 million primarily resulting from an increase in deferred revenue of $19.2 million and an increase in accounts payable and accrued expenses of $3.0 million, offset by an increase of $7.5 million in accounts receivable and estimated earnings in excess of billings. The increase in deferred revenue is due to bookings growth and the nature by which we generally obtain payments from customers for subscriptions to our technologies in advance of the subscription period.

Cash used in investing activities of $3.7 million for the three months ended November 30, 2004 was primarily comprised of purchases of fixed-income investments of $111.2 million, proceeds from the sales and maturities of investment securities of $110.3 million, and purchases of property and equipment totaling $2.6 million.

Cash used in financing activities of $44.1 million for the three months ended November 30, 2004 was primarily comprised of $45.2 million in purchases of treasury shares pursuant to the our previously announced share repurchase program to acquire up to an aggregate of $100 million of our common stock and $0.3 million in payments made under capital lease obligations and debt financing costs partially offset by proceeds from the issuance of common stock due to employees exercise of stock options and purchases under the Employee Stock Purchase Plan.

We have a $15.0 million line of credit with a financial institution, none of which was outstanding at November 30, 2004. This line of credit is secured by certain of our fixed-income investments. The line bears interest at monthly LIBOR plus 1%. This line is available to us for up to 12 months and is to be used to provide additional working capital liquidity. In August, 2004 we renewed this line of credit for 12-months. We intend to renew this working capital line of credit upon maturity but we cannot guarantee that we will be able to do so.

In January 2004, we issued $600 million in convertible senior debentures. The debentures mature on January 15, 2024 and bear interest at a rate of 0.5% per annum, payable semiannually on January 15 and July 15 of each year. The debentures are senior unsecured obligations and rank equally in right of payment with all of our other existing and future unsecured and unsubordinated debt. The debentures are convertible into shares of our common stock under certain circumstances prior to maturity at a conversion rate of 39.0753 shares per $1,000 principal amount of debentures (which represents a conversion price of approximately $25.59 per share) subject to adjustment under certain conditions. We may redeem the debentures, in whole or in part, in cash at any time on or after January 15, 2009. Holders of the debentures may require us to redeem the debentures, in whole or in part, in cash on January 15 of 2009, 2014 and 2019. As of November 30, 2004, no debentures were redeemed. Accrued interest to the redemption date will be paid by us in any such redemption.

Given the cash generated from operations and the $979.0 million of cash and investments held at November 30, 2004, we do not anticipate the need to raise cash to fund our operations either through the sale of additional equity or through the issuance of debt for the foreseeable future. However, we may take advantage of favorable capital market situations that may arise from time to time to raise additional capital.

We have and will utilize existing cash and investments to fund, among other potential uses, the acquisition of substantially all of the assets of the former Netscape Security Solutions unit from America Online, Inc. for approximately $23 million (see NOTE 9 – Subsequent Event to our Unaudited Consolidated Financial Statements) as well as the stock repurchase program to acquire up to $100 million of common stock (see NOTE 8 – Share Repurchase Program to our Unaudited Consolidated Financial Statements).

We believe that cash flow from operations will improve; however, there can be no assurances that we will improve our cash flow from operations from the current rate or that such cash flows will be adequate to fund other investments or acquisitions that we may choose to make. We may choose to accelerate the expansion of our business from our current plans, which may require us to raise additional funds through the sale of equity or debt securities or through other financing means. There can be no assurances that any such financing would occur in amounts or on terms favorable to us, if at all.

We have no off balance sheet financing arrangements and do not utilize any structured debt, special purpose or similar unconsolidated entities for liquidity or financing purposes.

FACTORS AFFECTING FUTURE RESULTS

RISKS RELATED TO OUR BUSINESS

If open source software programmers, most of whom we do not employ, do not continue to develop and enhance the open source technologies, we may be unable to develop new products or adequately enhance our existing products.

We rely to a significant degree on several largely informal communities of independent open source software programmers to develop and enhance our products. For example, Linus Torvalds, a prominent open source software developer, and a relatively small group of software engineers, many of whom are not employed by us, are primarily responsible for the development and evolution of the Linux kernel, which is the heart of the Red Hat Enterprise Linux operating system. If these groups of programmers fail to adequately further develop and enhance open source technologies, we would have to rely on other parties to develop and enhance our products or we would need to develop and enhance our products with our own resources. We cannot predict whether further developments and enhancements to these technologies would be available from reliable alternative sources. In either event, our development expenses could be increased and our product release and upgrade schedules could be delayed. Moreover, if third party software programmers fail to adequately further develop and enhance open source technologies, the development and adoption of these technologies could be stifled and our products could become less competitive.

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

Our products will not be competitive unless new enterprise software applications continue to be compatible with our Linux-based operating systems. We intend to encourage the development of additional applications that operate on Linux-based operating systems by, among other means, attracting third-party developers to the Linux platform, providing open source tools to create these applications and maintaining our existing developer relationships through marketing and technical support for third-party developers. If we are not successful in achieving these goals, however, our products will not be competitive and our sales growth will be adversely affected.

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

One of the characteristics of open source software is that anyone can modify the existing software or develop new software that competes with existing open source software. Such competition can develop without the degree of overhead and lead time required by traditional proprietary software companies. It is possible for a new competitor with greater resources than ours to develop its own open source solutions, potentially reducing the demand for our solutions.

We have entered into and may continue to enter into or seek to enter into business combinations and acquisitions, which may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

We announced, on September 29, 2004, a definitive agreement to acquire certain assets from America Online, Inc.’s Netscape Security Solutions unit, which closed on December 7, 2004. As part of our business strategy, we have in the past and may in the future enter into business combinations and acquisitions. We have limited experience in making acquisitions. In addition, acquisitions are typically accompanied by a number of risks, including:

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

If we are not successful in completing acquisitions that we may pursue, we would be required to reevaluate our growth strategy and we may incur substantial expenses and devote significant management time and resources in seeking to complete the acquisitions. In addition, for such acquisitions, we could use substantial portions of our available cash as all or a portion of the purchase price. We could also issue additional securities as consideration for these acquisitions, which could cause our stockholders to suffer significant dilution, or incur substantial debt. Any acquisition may not generate additional revenue or profit for us.

If we fail to effectively manage our growth, our operations and financial results could be adversely affected.

We have expanded our operations rapidly in recent years. For example, our aggregate revenues increased from approximately $90.3 million for the year ended February 28, 2003 to approximately $124.7 million for the year ended February 29, 2004. Moreover, the total number of employees of the Company has been steadily increasing over at least the last three quarters. In addition, we continue to explore ways to extend our product and service offerings, and geographic reach. Our growth has placed and may continue to place a strain on our management systems, information systems, resources and internal controls. Our ability to successfully offer products and services and implement our business plan requires adequate information systems and resources and oversight from our senior management. We have, with our audit committee, undertaken to review and improve our financial and managerial controls, reporting systems and procedures. We will need to continue to modify and improve these controls, systems and procedures and other internal controls and compliance procedures as we continue to grow and expand our business. As we grow, we must also continue to hire, train, supervise and manage new employees. We may not be able to hire, or adequately train, supervise and manage sufficient personnel or develop management and operating systems to adequately manage our expansion effectively. If we are unable to adequately manage our growth and improve our controls, systems and procedures, our operations and financial results could be adversely affected.

RISKS RELATED TO LEGAL UNCERTAINTY

We could be prevented from selling or developing our software if the GNU General Public License and similar licenses under which our products are developed and licensed are not enforceable.

A number of our technologies offerings, including Red Hat Enterprise Linux, have been developed and licensed under the GNU General Public License and similar open source licenses. These licenses state that any program licensed under them may be liberally copied, modified and distributed. The GNU General Public license is a subject of litigation in the case of The SCO Group, Inc. v. International Business Machines Corp., pending in the United States District Court for the District of Utah. It is possible that a court would hold these licenses to be unenforceable in that litigation or that someone could assert a claim for proprietary rights in a program developed and distributed under them. Any ruling by a court that these licenses are not enforceable, or that Linux-based operating systems, or significant portions of them, may not be liberally copied, modified or distributed, would have the effect of preventing us from selling or developing all or a portion of our products.

Our subscription-based contract model may encounter customer resistance.

The subscription agreement used for many of our products, including Red Hat Enterprise Linux, requires customers to agree to a subscription for our services for each machine on which they deploy our subscription based products. At the same time, the subscription agreement places no restriction on the customer’s right to redistribute the products. While we believe this practice complies with the requirements of the GNU General Public License, and while we have reviewed this practice with the Free Software Foundation, the organization that maintains and provides interpretations of the GNU General Public license, we may still encounter customer resistance to this distribution model. To the extent we are unsuccessful in promoting or defending this distribution model, our business and operating results could be materially and adversely affected.

If our products are found to infringe third-party intellectual property rights, we could be required to redesign our products, replace components of our products or enter into license agreements with third parties.

We have committed to our customers with valid, registered Enterprise subscriptions that if any portion of our Enterprise products are found to infringe any third party intellectual property rights we will, at our expense and option: (i) obtain the right for the customer to continue to use the product consistent with their subscription agreement with us; (ii) modify the product so that it is non-infringing; or (iii) replace the infringing component with a non-infringing component. Although we cannot predict whether we will need to satisfy this commitment, satisfying the commitment could be costly and time consuming and could materially and adversely affect our financial results. In addition, our insurance policies may not adequately cover our exposure to this type of claim.

We are vulnerable to claims that our products infringe third-party intellectual property rights because our products are comprised of software components, many of which are developed by numerous independent parties, and an adverse legal decision affecting our intellectual property could materially harm our business.

We are vulnerable to claims that our products infringe third-party intellectual property rights including trade secrets because our products are comprised of software components, many of which are developed by numerous independent parties. Claims for infringement of intellectual property rights may be filed and may seek damages and injunctive relief. The risk of infringement claims is exacerbated by the fact that much of the code in our products is developed by numerous independent parties over whom we exercise no supervision or control. It is further exacerbated by our lack of access to unpublished software patent applications. Claims of infringement could require us to seek to obtain licenses from third parties in order to continue offering our products, reengineer our products, or discontinue the sale of our products in the event that obtaining licences and reengineering could not be accomplished on a timely and cost effective basis.

SCO Group, Inc., or SCO, has publicly alleged that certain Linux kernels contain unauthorized UNIX code or derivative works. On November 4, 2003, we filed a complaint against SCO in the United States District Court for the District of Delaware seeking, among other things, a declaratory judgment that we are not infringing any of SCO’s intellectual property rights. SCO, to date, has not asserted a claim of infringement against us. Uncertainty concerning SCO’s allegations, regardless of their merit, could adversely affect sales of our products. If SCO were to prevail in this or other actions related to their claims regarding Linux, our business could be materially and adversely affected. Defending patent infringement, copyright infringement and/or trade secret claims, even claims without significant merit, can be expensive. An adverse legal decision regarding the intellectual property in and to our technology and other offerings could harm our business and may do so materially.

Our products may contain defects that may be costly to correct, delay market acceptance of our products and expose us to litigation.

Despite testing by ourselves and our customers, errors have been and will likely continue to be found in our products after commencement of commercial shipments. This risk is exacerbated by the fact that much of the code in our products is developed by independent parties over whom we exercise no supervision or control. If errors are discovered, we may have to make significant expenditures of capital to eliminate them and may not be able to successfully correct them in a timely manner or at all. Errors and failures in our products could result in a loss of, or delay in, market acceptance of our products and could damage our reputation and our ability to convince commercial users of the benefits of Linux-based operating systems and other open source software products.

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

Following our announcement in July 2004 of our intention to restate historical financial statements, 14 class action lawsuits and three derivative lawsuits were commenced against us and certain of our current and former directors and officers, by or on behalf of persons claiming to be our stockholders and persons claiming to have purchased or otherwise acquired our securities at specified dates beginning as early as June 19, 2001 and continuing through July 13, 2004. The 14 class action lawsuits have since been consolidated into a single lawsuit. In addition, two of the three derivative suits have been consolidated into a single lawsuit as well. Additional lawsuits may be filed against us. Regardless of the outcome of any of these actions, it is likely that we will incur substantial defense costs and that such actions will cause a diversion of our management’s time and attention. If we do not prevail in these cases we could be required to pay substantial damages or settlement costs, which could have a material adverse affect on our financial condition or results of operations. We are unable at this time to assess the validity of the claims or estimate the possible range of damages that might be incurred as a result of the lawsuits. We have not yet established any financial reserves relating to any of these lawsuits.

We may suffer material adverse consequences if we are deemed to be an investment company and may incur significant costs to avoid investment company status.

We may be deemed to be an investment company under the Investment Company Act of 1940 (the “1940 Act”), if we own investment securities with a value exceeding 40% of our total assets, unless a particular exclusion or safe harbor provision applies. A large portion of our assets has been invested in investment grade interest-bearing securities, many of which constitute “investment securities” under the 1940 Act. As of November 30, 2004, our “investment securities” exceeded 40% of our total assets. We believe that we are excluded from the definition of investment company and the registration requirements of the 1940 Act, but absent further interpretation by the courts or the SEC of the relevant exclusions, this result cannot be assured. Investment companies are subject to registration under the 1940 Act and compliance with a variety of restrictions and requirements imposed under the 1940 Act. If we were to be deemed an investment company, we would become subject to these restrictions and requirements of the 1940 Act and the consequences of having been an investment company without registering thereunder, could have a material adverse impact on our business.

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

In late fiscal 2002, we began to focus the predominant portion of our sales and marketing efforts on expanding our enterprise customer base. To this end, we have invested extensively to attract enterprise customers. While we have had certain success to date in acquiring large enterprise customers, if we are unsuccessful in gaining additional large enterprise customers in the future or in securing subscription renewals from existing enterprise customers, it will adversely affect our future financial performance. In addition, while our subscription agreements generally provide for renewals at prices that are the same as those in effect during the initial term or at then current list prices, there can be no assurance that customers will renew their subscription agreements at the end of the initial or any renewal term or that customers will not seek to condition any renewal on reduced prices. Any failure to obtain customer renewals, or reduction in prices upon renewal, could reduce future revenues.

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

We depend on our key personnel that we employ.

Our future success depends on the continued services of a number of key officers and employees. The loss of the technical knowledge and industry expertise of any these individuals could seriously impede our success. Moreover, the loss of these individuals, particularly to a competitor, and any resulting loss of customers could reduce our market share and diminish the Red Hat brand and adversely affect our business or stock price.

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

Our international operations accounted for approximately 31% of total revenue for the year ended February 29, 2004. As we expand our international operations, we will face a number of additional challenges associated with the conduct of business overseas. For example:

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

We may be exposed to potential risks if we do not have an effective system of disclosure controls or internal controls or fail to properly implement Section 404 of Sarbanes-Oxley.

We are now in the process of complying with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), including those provisions that establish the requirements for both management and auditors of public companies with respect to reporting on internal control over financial reporting. These requirements will first become applicable to the Company on February 28, 2005. In 2004, we have devoted significant resources to review and strengthen our internal controls in advance of complying with the Section 404 requirements, including corrections to existing controls and procedures and additions of new controls and procedures. Our on-going efforts include focusing on matters related segregation of duties, the consistency of our internal systems and policies, the level of manual control processes, the use of spreadsheets and the documentation of controls and procedures. The requirements and processes associated with Section 404 are new and untested, and we cannot be certain that the measures we have taken, and will take, will be sufficient or timely completed to meet the Section 404 requirements, or that we will be able to implement and maintain adequate disclosure controls and controls over our financial processes and reporting in the future, particularly in light of our rapid growth and international expansion, which is expected to result in on-going changes to our control systems and areas of potential risk.

If we fail to maintain an effective system of disclosure controls or internal control over financial reporting, including satisfaction of the requirements of Section 404 of SOX, we may not be able to accurately or timely report on our financial results or adequately identify and reduce fraud. As a result, the financial position of our business could be harmed; current and potential future shareholders could lose confidence in the Company and/or its reported financial results, which may cause a negative effect on our trading price; and we could be exposed to litigation or regulatory proceedings, which may be costly or divert management attention.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of fixed-income securities, including both government and corporate obligations and money market funds. A one percentage point change in interest rates will result in a $2.3 million change in interest income on a quarterly basis. The fair market value of the investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in interest rates would result in an approximate $15 million decrease in the value of our investments as of November 30, 2004. Our debt is at fixed rates and therefore interest expense is not impacted by a change in rates.

We did not hold derivative financial instruments as of November 30, 2004, and have not held these types of investments in the past.

Foreign Currency Risk

Approximately 33.5% of our revenues for the three months ended November 30, 2004 were generated by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. Additionally, the assets and liabilities of our non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Translation gains and losses are included as an adjustment to stockholders’ equity.

ITEM 4: CONTROLS AND PROCEDURES

Our management, including our chief executive office and chief financial officer, does not expect that our disclosure controls and procedures (as defined below) or our internal control over financial reporting (as defined below) will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of the controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of November 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of November 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended November 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

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

Commencing on or about March 29, 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. On August 8, 2001, Chief Judge Michael Mukasey of the U.S. District Court for the Southern District of New York issued an order that transferred all of the so-called IPO allocation actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings. The court has consolidated the actions into a single action. The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 300 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages. No discovery has occurred to date. The individual director and officer defendants have been dismissed from the case without prejudice. We believe these complaints are without merit and will defend ourselves vigorously in this matter. However, there can be no assurance that this matter will be resolved in our favor. The Company, among other issuers, the plaintiffs, and the insurers have agreed, in concept, to a proposed settlement whereby the Company would be released from this litigation without further payment from the Company. That proposed settlement has been submitted to the court for its consideration; however, there is no certainty that the court will approve the settlement.

Commencing on August 4, 2003, the Company filed suit against The SCO Group, Inc. (“SCO”) in the U.S. District Court for the District of Delaware (Civil Action No. 03-722 SLR) seeking a declaratory judgment that the Company is not infringing any of SCO’s intellectual property rights. In addition, the Company has asserted claims against SCO under Delaware and federal law, including deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, trade libel and violations of the Lanham Act. The Company contends that SCO has made false and misleading public statements alleging that software code, in which SCO claims to own copyrights and trade secrets, was misappropriated and incorporated into the Company’s product, and SCO has threatened legal action. On September 15, 2003, SCO filed a motion to dismiss contending, among other things, that no actual controversy exists such that the declaratory judgment that the Company seeks would be warranted. On April 6, 2004, the Court denied SCO’s Motion to Dismiss but stayed further action in the case pending the resolution of litigation pending in the U.S. District Court for the District of Utah between SCO and IBM. On April 20, 2004, the Company filed a motion for reconsideration contending that a stay based on the Utah case would be inappropriate; SCO has filed an opposition to that motion. That motion is now pending before the Court. At this early stage of the proceedings, no assurance can be given as to the outcome.

As of November 30, 2004, 14 class action lawsuits had been filed against the Company and several of its present and former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of North Carolina. In each of the actions, plaintiffs seek to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arose in connection with the Company’s announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs assert that certain present and former officers (the “Individual Defendants”) and the Company variously violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by issuing the financial statements that we subsequently restated. One or more of the plaintiffs seek unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in Red Hat common stock; disgorgement by our Chief Executive and former Chief Financial Officer of certain compensation and profits from trading in the Company’s common stock, pursuant to Section 304 of the Sarbanes-Oxley Act of 2002, and other relief. As of September 8, 2004, all of these class action lawsuits have been consolidated into a single action referenced as Civil Action No. 5:04-CV-473BR and titled In re Red Hat, Inc. Securities Litigation. Plaintiffs’ counsel are now seeking designation as lead counsel. The Company intends to vigorously defend this class action lawsuit. However, there can be no assurance that we will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

In addition to the class action claims, two purported shareholder derivative actions were filed on July 22, 2004 and August 24, 2004, respectively, in the New Castle County Court of Chancery in Delaware in connection with the Restatement against certain present and former officers and directors of the Company, and in one case against PricewaterhouseCoopers LLP, and in each case also naming the Company as a nominal defendant. The suits claim that certain of the Company’s present and former officers and directors breached their fiduciary duties to the Company’s stockholders and to the Company. The complaints are derivative in nature and do not seek relief from the Company. On September 29, 2004, an order was entered consolidating the two actions into a single action referenced as Consolidated Civil Action No. 586-N and titled In re Red Hat, Inc. Derivative Litigation. On November 30, 2004, the plaintiffs filed an amended complaint. The Company believes there are substantial legal and factual defenses to the claims, which the Company intends to vigorously pursue. There is no assurance the Company will prevail in defending these actions.

In addition to the derivative actions filed in Delaware, a purported shareholder derivative action was filed on August 20, 2004, in the Wake County Superior Court in North Carolina (Civil Action No. 04-CVS-11746) in connection with the Restatement against certain present and former officers and directors of the Company and also naming the Company as a nominal defendant. The suit claims that certain of the Company’s present and former officers and directors breached their fiduciary duties to the Company’s stockholders and to the Company. The complaint is derivative in nature and does not seek relief from the Company. The Company believes there are substantial legal and factual defenses to the claims, which the Company intends to vigorously pursue. There is no assurance the Company will prevail in defending these actions.

Commencing on October 7, 2004, a petition was entered in the United States Bankruptcy Court in the Eastern District of North Carolina (Case No. 04-03642-5) by the bankruptcy administrator of ArsDigita GmbH, a German company, seeking to recover certain assets acquired by RH Interchange, Inc., a wholly-owned subsidiary of the Company, in an asset acquisition in February 2002.

Petitioner claims that the German company received insufficient consideration for the transfer of the purchased assets and seeks to avoid that portion of the transaction pertaining to the German company. Petitioner seeks recovery of those transferred assets still in the possession of either the Company or RH Interchange and compensation for those assets no longer in their possession. On November 29, 2004, the Company and its subsidiary filed a motion to dismiss the petition. The Company believes there are substantial legal and factual defenses to the petition, which the Company intends to vigorously pursue. There is no assurance the Company will prevail in defending this action. The Company is not presently able to reasonably estimate potential losses, if any, related to the petition.

We also experience other routine litigation in the normal course of our business. We believe that the outcome of this routine litigation will not have a material adverse effect on its consolidated financial position and results of operations.

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the Company during the fiscal quarter ended November 30, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)
Month #1 (September 1-30, 2004)	—	—	—	$100 million
Month #2 (October 1-31, 2004)	3,390,100	$13.33	3,390,100	$54.8 million
Month #3 (November 1-30, 2004)	—	—	—	$54.8 million
Total (as of November 30, 2004)	3,390,100	$13.33	3,390,100	$54.8 million

(1)	As previously announced on September 29, 2004, our Board of Directors authorized the repurchase by us of shares of our common stock having a value of up to $100 million. The Program expires on the earlier (i) of September 30, 2005 or (ii) a determination by the Board of Directors, the Chief Executive Officer or Chief Financial Officer to discontinue the Program.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 21, 2004, the Company held its 2004 annual meeting of stockholders (the “Annual Meeting”). At the Annual Meeting, the following Class II directors were elected: General H. Hugh Shelton, Eugene J. McDonald and Matthew J. Szulik. The Class I directors whose terms of office continued after the Annual Meeting were Dr. W. Steve Albrecht and Dr. Marye Anne Fox. The Class III directors whose terms of office continued after the Annual Meeting were William S. Kaiser and Robert F. Young.

Set forth below is the number of votes cast for or withheld with respect to each nominee for director and the number of votes cast for or against or abstaining, and if applicable, the number of broker non-votes, for the other matters submitted to a vote of the stockholders at the Annual Meeting.

(1) Election of Directors:

	Number of Votes
NOMINEES	SHARES FOR	SHARES WITHHELD
General H. Hugh Shelton	161,996,939	3,532,221
Eugene J. McDonald	159,592,681	5,936,479
Matthew J. Szulik	161,348,368	4,180,792

(2) Ratification of PricewaterhouseCooper LLP as independent registered public accounting firm for the fiscal year ending February 28, 2005:

RATIFICATION OF AUDITORS	Number of Votes
VOTES FOR:	164,306,390
VOTES AGAINST:	1,073,173
ABSTENTIONS:	149,597

(3) Adoption of the Company’s 2004 Long-Term Incentive Plan (“2004 LTIP”):

ADOPTION OF 2004 LTIP	Number of Votes
VOTES FOR:	119,183,057
VOTES AGAINST:	9,798,941
ABSTENTIONS:	419,702
BROKER NON-VOTES:	36,127,460

ITEM 6: EXHIBITS

(a) List of Exhibits

10.1	Executive Variable Compensation Plan 2005 Performance Objectives *, **

31.1	Certification of Matthew J. Szulik, Chief Executive Officer, President and Chairman of the Board of Directors, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Charles E. Peters, Jr., Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certifications of Matthew J. Szulik, Chief Executive Officer, President and Chairman of the Board of Directors, and Charles E. Peters, Jr., Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C Section 1350

*	Indicates a management contract or compensatory plan, contract or arrangement
**	Indicates confidential treatment requested as to certain portions of this exhibit, which portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

Date: January 10, 2005	By:	/s/ MATTHEW J. SZULIK
Matthew J. Szulik
President and Chief Executive Officer (Officer on behalf of the Registrant)

Date: January 10, 2005	By:	/s/ CHARLES E. PETERS, JR.
Charles E. Peters, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)