Form 10-K
period 2005-02-28
RED HAT INC
filed 2005-05-16
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 28, 2005

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

Securities registered pursuant to Section 12(g) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    Common Stock, $.0001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Aggregate market value of the voting stock held by non-affiliates of the registrant as of August 31, 2004 was approximately $2,106,390,992 based on the closing price of $12.26 for our common stock as reported by the NASDAQ National Market on August 31, 2004. There were 176,740,771 shares of common stock outstanding as of February 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Red Hat, Inc.’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with its annual meeting of stockholders to be held on August 26, 2005 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.    BUSINESS

GENERAL

We are the global leader in providing enterprise operating systems and related software and services based on open source technology for large enterprises. First introduced in 2002, Red Hat Enterprise Linux (“RHEL”) is our core enterprise operating system. Today, RHEL is offered in four solutions: RHEL AS, RHEL ES, RHEL WS, and Red Hat Desktop, each licensed with certain of our RHEL services, which are sold by annual or multi-year subscriptions. With these offerings we provide an operating system that, we believe, is suitable from a price and functionality perspective for a wide range of application areas of the information technology infrastructure of the large enterprise, including (1) the technical/developer workstation, (2) the middle tier of the information technology infrastructure, which includes applications such as database, enterprise resource planning and large file systems, (3) the data center, (4) high-performing computing clusters and (5) the corporate desktop. In addition to our open source technologies, Red Hat Network (“RHN”) provides an integrated management solution that allows our Red Hat enterprise technologies, including RHEL, to be updated, configured, provisioned and the performance of these technologies to be monitored in an automated fashion. These Red Hat enterprise technology solutions and systems management offerings that we provide, reflect our continuing aim to provide an enterprise-wide infrastructure platform based on open source technology.

Many of the leading independent software vendors (“ISVs”) to the large enterprise have engineered their applications to run on the RHEL operating system. We believe that this widespread support from companies such as Oracle Corporation (“Oracle”), International Business Machines Corporation (“IBM”), VERITAS Software Corporation (“Veritas”), BEA Systems, Inc. (“BEA”) and Sybase, Inc. “(“Sybase”), among others, has increased the market acceptance of the RHEL operating system. In addition, we have signed strategic agreements with leading global Intel-based server and workstation hardware vendors (“IHVs”) to the large enterprise, including units of Hewlett-Packard Company (“HP”), Dell Inc. (“Dell”), IBM, Fujitsu Limited (“Fujitsu”), Fujitsu Siemens Computers (Holding) BV, (“Fujitsu Siemens”), NEC Corporation (“NEC”) and Hitachi, Ltd. (“Hitachi”), all of which have agreed to support RHEL offerings on certain of their servers and workstations. Each of these hardware providers also has agreed to pre-load RHEL on certain of their servers and workstations and sell the hardware together with RHEL to their customers as a pre-configured solution. We believe that the distribution of Red Hat enterprise technologies by these companies is an important channel of distribution for us.

We have developed a suite of service offerings that enable large enterprise customers to capture the cost, performance and scalability benefits of our enterprise solutions. We persist in our core belief that the collaborative open source development model is the most effective method to create and deliver high-quality, broadly-used software functionality to enterprise customers. We believe that the adoption of RHEL, which is open source technology, as a mission-critical operating system by the large enterprise, represents a significant shift in the computing industry.

We view RHEL as the foundation upon which we are building an open source application architecture for the enterprise. It is our strategy to provide an open source alternative to many of the proprietary infrastructure software applications currently used by large enterprises. However, we believe it is essential to our success that we provide our customers with choice at all times, which means that we will support alternative proprietary and open source application software on our RHEL operating systems.

Red Hat, Inc. was incorporated in Connecticut in March 1993 as ACC Corp., Inc., which subsequently changed its name to Red Hat Software, Inc. Red Hat Software, Inc. reincorporated in Delaware in September 1998 and changed its name to Red Hat, Inc. in June 1999. Except as otherwise indicated, all references in this report to “we”, “ us”, “our”, the “Company”, the “registrant”, or “Red Hat” means Red Hat, Inc. and its subsidiaries.

INDUSTRY BACKGROUND

Growth of open source software

Open source software has its origins in the academic and research environments and is based on an open, collaborative approach to the development and distribution of software, whereby multiple groups of developers, many of whose projects are commercially funded, collaborate on specific projects from remote locations around the world. Developers can write code alone or in groups, make their code available over the Internet, give and receive comments on open source code and modify it accordingly. The growth of the Internet has greatly increased the scale and efficiency of open source development through the availability of collaborative technologies such as email lists, news groups, and websites. These technologies have enabled increasingly large communities of independent developers to collaborate on more complex open source projects.

We believe that open source software has emerged as a viable alternative to traditional proprietary software. Under the proprietary model of software development, a software developer generally licenses to the user only the binary (or object) code alone, with no rights to redistribute that code. Binary code consists of the 1’s and 0’s that only computers understand. Source code is the language used by the developers. Under the open source development model, in contrast, the software developer provides the user with access to both the binary code and the source code and permits the user to copy, modify and redistribute the code to others. As compared to the proprietary model, the open source model:

•	allows a company’s in-house development team to collaborate with a global community of independent developers;

•	provides the user access to both binary and source code, and the rights to copy, modify, alter and redistribute the software; and

•	permits the user ongoing access to improvements made to the software by others that are distributed.

We believe open source software offers many potential benefits for software customers, users and vendors. Customers and users are able to customize the software to suit their particular needs. Vendors are able to leverage the community of open source developers, allowing them to reduce development costs and decrease their time to market.

One of the better known open source technologies is the Linux kernel, the engine of our Linux-based RHEL operating systems. An operating system is the software that allows a computer and its various hardware and software components to interact. Thousands of developers worldwide continually collaborate on improving the Linux kernel and we believe we are able to take the best of those improvements to integrate these improvements into our RHEL operating system and provide a stable, rapidly innovating and high-performing operating system, which has the support of the major independent software and hardware vendors in the world.

Challenges to the widespread adoption of open source by the large enterprise

Despite a strong initial market acceptance of our RHEL operating system and other open source products by the large enterprise, there exist a number of obstacles to the continued growth and adoption within the enterprise, including:

•	the need for additional third-party enterprise applications to run on our RHEL operating system;

•	a limited number of well-financed, viable open source industry participants;

•	competition from well-established proprietary software industry participants; and

•	the success of a technology business model not based on the protection of proprietary technology.

THE RED HAT BUSINESS MODEL

We have created a business model based on a suite of Red Hat enterprise technologies, including RHEL and RHN. We license these technologies with certain related services to our customers in the form of annual subscriptions on a per-system basis. Most of the contracts we have with our customers are for subscriptions to the RHEL technologies and services. The base subscription entitles the end user to one year of maintenance, which includes configuration support and updates to the technology, when and if available, during the term of the subscription. We believe there are significant reasons for the chief information officers of large enterprises to pay on a per-system basis for the Red Hat enterprise technology subscriptions that we offer. These reasons are based on the business value that we provide to our customers rather than the traditional lock-in of proprietary technology. Our business model is predicated on the acceptance and widespread deployment of RHEL as a significant operating system by the large enterprise, our success at receiving annual subscription revenues on a per-system basis for Red Hat enterprise technology subscriptions and our ability to receive increasing annual average per-system subscription revenues by providing additional value to our customers in the form of additional layers of technology, e.g. open source software applications, and additional systems management and other services that our customers may purchase as needed.

Red Hat Enterprise Linux

We engineer what we believe to be the most comprehensive, technically advanced, reliable, and stable operating system based on open source technology, the RHEL platform. RHEL AS, ES, and WS, and Red Hat Desktop provide an integrated operating system that we believe meets the performance, reliability and scalability demands of the chief information officer of the large enterprise from the edge of the network to the data center.

RHEL is:

1	flexible and scalable—capable of running clusters of thousands of systems in a large enterprise or a single device;

2	functional—able to handle discrete or multiple applications accessed by multiple users;

3	adaptable—allowing the user to modify the software to meet particular needs and requirements;

4	stable and reliable—constantly reviewed and fine-tuned by thousands of developers worldwide.

Support by leading independent software and hardware vendors to the large enterprise

In order to facilitate the widespread deployment of RHEL, we have focused on gaining widespread support for the RHEL operating system and other Red Hat enterprise technologies from the providers of hardware and software technology critical to the large enterprise. For example, leading software vendors to large enterprises, such as: Oracle, IBM, Veritas, BEA and Sybase each enable their applications to run on our RHEL operating system. In addition, we have pre-load arrangements with the top Intel hardware providers including: HP, Dell, IBM, Fujitsu, Fujitsu Siemens, NEC and Hitachi.

Technology-based systems management services

RHN, our principal systems management offering, improves the system reliability, availability and security of the Red Hat enterprise technologies while increasing system administrator productivity to reduce the overall cost of managing the Red Hat enterprise technologies. RHN brings together a number of the tools, services and information capabilities that can be used by customers to help promote greater reliability, availability and security of enterprise systems. Among other capabilities, RHN allows a system administrator to simplify management tasks by grouping systems together rather than managing them separately. The Update Module of RHN services are received as part of an annual subscription to RHEL. Advanced services, such as the Management and Provisioning Modules described below, can be added for an additional fee to a customer’s subscription. Infrastructure options for RHN, such as Proxy Server and Satellite Server, can also be purchased as additional annual subscriptions and can provide systems management services from inside the corporate firewall by changing the delivery point of the service from Red Hat’s facilities to a server located inside our customer’s corporate firewall.

Global customer services

Global customer services are an important part of our solutions offerings to the enterprise. Our global customer services help turn efficient product innovation into business solutions, providing a significant source of differentiation for Red Hat.

Our offerings consist of educational, professional, and support services to the commercial enterprise. Our goal is to help promote customer success by providing knowledge, support, and advice at all stages of the IT life cycle. Providing professional and support services, together with our Red Hat enterprise technologies, facilitates the adoption of RHEL and other technologies by large enterprises. In addition, our educational services help populate enterprise customers with skilled Red Hat Certified Engineers, Red Hat Certified Technicians and Red Hat Certified Architects, who often serve as internal open source advocates, helping to spread our enterprise technologies. Our educational services also promote and reinforce our Red Hat brand.

An online destination for the open source community

We are dedicated to helping serve the interests and needs of open source software users and developers online. Our website, redhat.com, serves as a primary customer interface and delivery mechanism for many of our products and services. Redhat.com also serves as a substantial resource for information related to open source initiatives. It contains news believed to be of interest to open source users and developers, features for the open source community, a commerce site and a point of access for software downloads and upgrades. Visitors to our website can organize and participate in user groups, make available incremental code improvements and bug fixes, and share knowledge regarding the use and development of open source software.

By acting as a clearinghouse of open source and Linux-related information and by facilitating the interaction of developers, particularly through Fedora, an open source project that functions as a virtual laboratory for innovation for RHEL, we believe our website has become a community center for open source.

Commitment to the open source development model

We have fully embraced the open source model in the development of our technology solutions and services. Whereas some of our competitors have incorporated certain aspects of this model into their businesses while retaining various features of the proprietary model, our operating system and application offerings are true open source offerings. We share our improvements to the Linux kernel and other open source products with the development community. In this way, we help independent developers by making our products more useful for them in their own development projects. We believe that the collaborative open source development model is the best way to develop and deliver broadly-used, high-quality software and facilitate innovation.

Segment reporting

We identify our segments primarily based on differences in the nature of our products and services and on geographic location. Our operating segments are enterprise and embedded. These segments reflect our focus: sales of Red Hat enterprise technologies and RHN subscriptions to large enterprises and a strategic presence in the embedded systems market. Performance of these segments is evaluated based on their respective gross profit margins as disclosed in our Consolidated Statements of Operations. Retail subscription revenue is included in the enterprise segment.

Our enterprise segment principally relates to the sale of Red Hat enterprise technology subscriptions and professional and learning services for enterprise customers. See NOTE 2 to the Consolidated Financial Statements.

Our embedded segment was created in January 2000 when we merged with Cygnus Solutions, Inc. (“Cygnus”). The Cygnus business was based on providing service and support primarily related to software that is embedded into electronic devices. This business continues to target a subset of customers that are separate and distinct from our enterprise customers, the results of this segment are regularly reviewed separately from our enterprise products for the purpose of allocating resources and assessing performance.

We evaluate our assets on a consolidated basis only. Accordingly, no information has been provided and no allocations have been made related to segment assets.

As of February 28, 2005, Red Hat has more than 25 locations around the world, including offices in the US, Canada, France, Italy, Germany, Sweden, United Kingdom, Australia, China, Hong Kong, India, Japan, Korea and Singapore. We manage our international business on a Europe-wide and Asia Pacific-wide basis. See further discussion of our segment and geographic areas of operation in NOTE 2 to our Consolidated Financial Statements.

BUSINESS STRATEGY

Our business strategy is to gain widespread acceptance and deployment of RHEL as a mission-critical operating system by the large enterprise, to generate annual subscription revenues on a per-system basis for RHEL, to generate increasing annual subscription revenues on a per-system basis by providing additional value to our customers in the form of additional layers of open source technology that are provided on top of our RHEL operating system and to generate increasing revenue from providing additional systems management services and customer services. We are focused on selling our products and services to the Global 2000. The key elements of our strategy include:

Increase the adoption of RHEL by the large enterprise

The market acceptance of the RHEL operating platform by the large enterprise and the acceptance of Linux in general as a viable operating system for mission-critical areas of the information technology infrastructure of large enterprises has continued to increase. We intend to promote further acceptance of RHEL and RHN through a variety of means. These include promoting and developing additional layers of technology for our RHEL operating system, bringing new systems management services to market, focusing on the success of our strategic relationships with companies such as BEA, IBM, Oracle, Sybase, Veritas, HP, Dell, Fujitsu, Fujitsu Siemens, NEC and Hitachi, continuing to add strategic relationships with other major information technology companies and focusing on new geographic areas. We believe the strength of our strategic relationships with these companies is important to the continued expansion of the use of our enterprise technologies globally, the technical advancement and widespread distribution of our enterprise solutions, the migration of existing third-party enterprise applications to RHEL and the development of new third-party enterprise applications suitable for Linux-based operating systems.

Continue to pursue strategic acquisitions and alliances

We intend to continue to pursue a selective acquisition strategy as opportunities arise to complement and expand our systems management offerings, add additional layers of enterprise technologies and products to our RHEL operating system and extend our service capabilities. We also intend to create additional strategic alliances where it is beneficial to our business model. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Acquisitions” for a description of certain recent acquisitions.

Continue to grow our market share in international markets

We have operations in a number of countries in Europe and Asia. We are continuing to expand our operations geographically. We offer RHEL software and documentation in more than 15 languages: English,

Japanese, German, Brazilian Portuguese, Korean, Italian, French, Simplified Chinese, Traditional Chinese, Spanish, Devnagari, Bangla, Punjabi, Tamil, and Gujarati. Please see NOTE 2 to the Consolidated Financial Statements for a discussion of our revenues by geographic area.

Continue to invest in the development of open source technology

We intend to continue to invest significant resources in the development of new open source technology, capitalizing on our extensive experience working with the open source model. We expect this continued investment to take the form of expenditures on internal development efforts, as well as continued funding of third-party open source projects.

PRODUCTS AND SERVICES

Red Hat’s software solutions, consisting of Red Hat enterprise technologies such as RHEL, are at the center of our subscription strategy and our open source architecture. Our services offerings, principally directed toward our large enterprise customers and the leading hardware providers with whom we have strategic agreements, include technical support and maintenance, learning services, professional services, embedded services, and hardware certification.

Generally, our software products come with a limited services subscription. RHEL is delivered on an annual and multi-year subscription basis and includes varying levels of support services and access to the basic software update and configuration management functionality of RHN.

Red Hat Enterprise Linux

RHEL is a version of the Linux operating system designed expressly for enterprise computing. RHEL is built around a common core of open source software that delivers the features required for commercial deployments, including:

•	Support for a wide range of ISV applications from vendors such as Oracle, IBM, Veritas, BEA and Sybase;

•	Certification on multiple architectures and leading hardware original equipment manufacturer (“OEM”) platforms, including HP, Dell, IBM, Fujitsu, Fujitsu Siemens, NEC and Hitachi;

•	Comprehensive service offerings, with up to 24x7 with one-hour response, available both from Red Hat and selected ISV/OEM partners and delivery of new technology throughout the product lifecycle;

•	Performance and scalability, with leading audited industry benchmarks;

•	Stability with 12-18 month version upgrade cycles and seven-year support lifecycle; and

•	A suite of products that enables interoperation of systems from the technical/developer workstation to the data center.

RHEL operating systems are available in four versions:

RHEL AS    RHEL AS is our top-of-the-line enterprise Linux product designed for use in mission-critical areas of the information technology infrastructure. Supporting the largest commodity-architecture servers and available with the highest levels of support, RHEL AS is designed for large departmental, middle tier of the information technology infrastructure and data center server deployments.

RHEL ES    RHEL ES is our version designed for systems ranging from the edge-of-network to medium-scale departmental deployments.

RHEL WS    RHEL WS is designed for power users and a wide range of high-performance technical client applications such as cluster computing, software development and engineering design.

Red Hat Desktop    Red Hat Desktop is designed for general corporate users who need a variety of software functionality from email to web applications. It’s intended for volume deployments that require a secure and centralized management infrastructure for client systems.

Red Hat systems management solutions: RHN

RHN provides systems management services for Red Hat enterprise technologies. With a focus on open standards and scalability, RHN helps organizations increase productivity, lower costs, and enhance security by provisioning, managing and updating systems. RHN services are also available in different architectures (Hosted, Proxy, and Satellite) that are designed to provide organizations with the right level of flexibility, security, and scalability based on their size and needs.

RHN consists of three modules: Update, Management, and Provisioning. Customers purchase entitlements to these services on an annual per-system subscription basis.

Update Module    Included in a RHEL subscription, the Update Module is the entry-level offering for RHN, providing updates and upgrades to individual systems. Update module includes functionality such as a graphical user interface, priority notification, errata information, Red Hat Package Manager (“RPM”) dependency checking and auto update.

Management Module    The Management Module allows our customers to manage their entire Linux infrastructure. Designed to enable scalable enterprise administration, the Management Module features systems grouping, role-based administration for policies and permissions, scheduled actions and higher-end functionality (with Satellite server—see the description of our architecture below), such as third-party channels, custom channels, local package caching and off-network capability.

Provisioning Module    The Provisioning Module includes features such as operating system provisioning (from new, unformatted systems or previously deployed systems), configuration management, multi-state rollback, scheduled remote actions, auto discovery, configuration tools, and RPM-based application provisioning.

RHN has three architectures designed around our customers’ requirements: Hosted, Proxy, and Satellite.

Hosted    With the Hosted architecture, the customer’s individual systems connect to RHN via the Internet to receive information, updates and upgrades from our central RHN servers. This is the default level of RHN service provided with a subscription to RHEL.

Proxy    With the Proxy architecture, individual systems of the customer connect to an RHN proxy hosted on the customer’s network. The Proxy server communicates with RHN and delivers the updates and upgrades locally. It also communicates via the Internet with the central RHN servers. All information stored in the RHN database is kept on the RHN servers. The Proxy architecture is available for all of the service modules listed above.

Satellite    With the Satellite architecture, all RHN functionality (system profiles, reporting data, application server, etc.) is stored locally on a customer’s network. The Satellite server connects with RHN over the Internet to download updates. This architecture allows our customers greater control over their management solution, where they can use Satellite to distribute custom or third-party content to their RHEL systems. Customers may also disconnect RHN technology from the Internet, if desired, to improve security.

Additional Red Hat application solutions

Red Hat enterprise technologies include software applications for managing web content, software development and high availability clusters of Linux systems and storage. These applications are a key component of our open source application architecture vision for the enterprise. Red Hat Application Server provides a range of standards-based open source technologies to enable JavaTM-based web application development and deployment. In addition, the Red Hat Developer Suite provides an integrated development environment for application developers. The Red Hat Cluster Suite features high availability clustering using application failover technology, which is designed to make applications available at all times. Red Hat Global File System is an enterprise-strength clustered file system for Linux, designed for commercial and technical computing applications requiring access to fully shared data.

This growing suite of products and services that comprises our open source architecture provides new opportunities for our customers to deploy open source technologies that integrate with their RHEL operating system and make it even more productive.

Global customer services

Red Hat Global customer Services are designed to help enterprises derive the full value of our products and open source technology.

Global Learning Services (“GLS”) offers an array of hands-on training courses worldwide to meet the diverse training needs of Red Hat’s customers. Certifications include Red Hat Certified Technician (RHCT), Red Hat Certified Engineer (RHCE) and the recently launched Red Hat Certified Architect (RHCA). Courses span topics such as system administration, advanced enterprise deployment, development and security. We offer open enrollment in more than 90 cities worldwide, and the majority of the curriculum also can be delivered via e-learning or a customized on-site course.

Global Professional Services (“GPS”) offers consulting services for each phase of an IT deployment from assessment and implementation to upgrade planning.

Global Support Services (“GSS”) is Red Hat’s open source software support group, which provides production support as part of every Red Hat enterprise technology subscription. GSS also provides additional premium services for enterprise customers, such as mission-critical service levels and technical account management.

Global Engineering Services (“GES”) offers custom engineering and support services for a wide range of technologies, including the GNUPro suite of development tools, the Cygwin Linux emulation package, and custom embedded Linux solutions for a range of target platforms.

COMPETITION

In the operating systems market, we compete with a limited number of large and well-established companies that have significantly greater financial resources, larger development staffs and more extensive marketing and distribution capabilities. These competitors include Microsoft Corporation (“Microsoft”), IBM, Sun Microsystems, Inc. (“Sun Microsystems”), and Novell, Inc. (“Novell”), all of which offer hardware-independent, multi-user operating systems for Intel platforms, and HP and Unisys Corporation (“Unisys”), each of which, together with IBM and Sun Microsystems, offers its own version of the UNIX operating system with their own hardware offerings. Many of these competitors bundle competitive operating systems with their own hardware offerings, thereby making it more difficult for us to penetrate their customer bases.

Within the specific category of Linux operating systems, our chief competitor is Novell, subsequent to its acquisition of SuSE Linux AG in 2004. There are other, less well capitalized Linux distribution service companies, including Mandriva, Debian, and regional-specific distributions.

With our professional services offerings, we additionally face competition in the market for services related to the deployment of our enterprise technologies, including RHEL and RHN. Our competitors in the market include IBM as well as other technology infrastructure consulting companies.

In the systems management services market, we compete with a limited number of large companies that have significantly greater financial resources, larger development staffs and more extensive marketing and distribution capabilities. These competitors include IBM, HP, Computer Associates International, Inc., Novell, Microsoft and BMC Software, Inc., all of which offer heterogeneous operating system support including Linux, Solaris, AIX, HP-UX and Windows. Many of these competitors have legacy client/server offerings that require long implementation cycles and are difficult to replace in enterprise customers due to switching costs.

The open source software market is not characterized by the traditional barriers to entry that are found in most other markets due to the nature of open source technology. For example, anyone can copy, modify and redistribute RHEL and most of our other open source products themselves. However, they are not permitted to refer to these products as “Red Hat” products unless they purchase such products from us. Moreover, as it relates to our RHEL and RHN offerings, our customers agree not to utilize the services of the subscription services that they receive from us on any server/workstation for which they have not purchased a subscription. In addition, the only means by which customers can receive a certified version of RHEL and receive certified updates and upgrades to a copy of RHEL is to purchase and maintain a current subscription directly from us, our certified distributors/resellers or the hardware vendors with which we have agreements.

We believe that the major factors affecting the competitive landscape for our products include:

•	the name and reputation of vendor;

•	the product performance, reliability, functionality and price;

•	the alliances of the vendor with major industry hardware providers such as HP, Dell, IBM, Fujitsu, Fujitsu Siemens, NEC and Hitachi;

•	the quality of our support and consulting services;

•	the financial relationship based on subscription services;

•	the number of Global 2000 reference accounts;

•	the availability of third-party enterprise infrastructure applications that run on the operating system;

•	the breadth of hardware compatibility;

•	the management framework for administering the operating system and related software;

•	the distribution strength and number of distribution partners of the vendor; and

•	the strength of the vendor’s relationships in the open source community.

Although we believe that we compete favorably with many of our non-Linux competitors in a number of respects, including product performance, functionality, price and breadth of hardware compatibility, we believe that many of our competitors currently have superior distribution capabilities. In addition, there are significantly more enterprise infrastructure applications available for competing operating systems, such as Windows NT, Windows 2003, and UNIX, than there are for RHEL. An integral part of our strategy has been to address these shortcomings by, among other things, strengthening our existing strategic relationships and entering into new ones to expand our distribution capabilities, and attracting more attention to the open source movement, which in turn should create additional incentives for software developers to write more applications for RHEL.

SOFTWARE ENGINEERING AND DEVELOPMENT

We have invested, and intend to continue to invest, significant resources in product and technology development. We have expended $32.4 million, $26.5 million, and $22.4 million, in fiscal years 2005, 2004 and 2003, respectively, in research and development costs. We focus and modify our product development efforts based on the needs of users and changes in the marketplace. We are currently focusing our development efforts on improving or adding the functionality to RHEL and RHN that is needed by the Global 2000 and the leading third-party applications upon which the Global 2000 are dependent. For example, the Fedora Project is a Red Hat-sponsored and community-supported open source project with the goal of working with the Linux community to build a complete, general-purpose operating system exclusively from free software that also functions as a virtual laboratory for innovation for RHEL. Accordingly, many of the features that originate from the Fedora Project are eventually incorporated into RHEL.

Our software engineers collaborate with open source software development teams working across the Internet. This involvement enables us to remain abreast of, and lead, certain technical advances, plans for development of new features and timing of releases, as well as other information related to the development of the Linux kernel and other open source projects.

Our software engineers have contributed to the development and maintenance of some of the most important components of the RHEL operating system, including the installation program and the package management program. The installation program provides users with a single method to install the hundreds of separate software programs that are included with RHEL so that, from the user’s perspective, the hundreds of programs appear as one. This simplified process sharply reduces the time and effort required to install as compared to the alternative of gathering the hundreds of programs one by one via the Internet. The installation program provides default settings for the user depending upon whether the user wishes to use RHEL as a server operating system or as a workstation operating system. The installation also provides advanced users with the ability to customize the programs that are installed, allowing for significant flexibility and control over the operating system. The installation also automatically detects the type of hardware that comprises the user’s computer, in order to ensure that all programs necessary for RHEL to work on the hardware are properly installed.

Our software development engineers perform extensive testing of RHEL, RHN and other Red Hat enterprise technologies. We use industry standard methods of quality assurance testing to help ensure that our enterprise technologies are solidly engineered and ready for use by our customers when shipped. We also work closely with leading hardware and software vendors to help ensure their applications will operate effectively on the RHEL platform.

In addition, we continue to invest substantial resources on the development/commercialization of open source technologies which provide added value on top of the operating system, such as Global File System and Cluster Suite and Security-Enhanced Linux.

INTELLECTUAL PROPERTY

RHEL and our other open source products have been developed and made available for licensing under the GNU General Public License and similar open source licenses. These licenses generally permit anyone to copy, modify and distribute the software, subject only to the restriction that any resulting or derivative work that is made available to others be licensed under the same terms. Therefore, although we retain the copyrights to the code that we develop ourselves, due to the nature of our open source software products and the licenses under which we develop and distribute them, our most valuable intellectual property is our collection of trademarks. We rely primarily on a combination of trademarks and copyrights to protect our intellectual property. We also generally enter into confidentiality and nondisclosure agreements with our employees and consultants, and generally control access to and distribution of our documentation and other proprietary information.

We pursue registration of some of our trademarks in the United States and in other countries. We have registered the trademark “Red Hat” and the Red Hat Shadowman logo in countries in North America, South America, Europe, Asia, Africa and Australia.

Despite our efforts to protect our trademark rights, unauthorized third parties have in the past attempted and in the future may attempt to misappropriate our trademark rights. We cannot be certain that we will succeed in preventing the continued misappropriation of our tradename and trademarks in these circumstances or that we will be able to prevent this type of unauthorized use in the future. The laws of some foreign countries do not protect, or deter misappropriation of, our trademark rights to the same extent as do the laws of the United States. In addition, policing unauthorized use of our trademark rights is difficult, expensive and time consuming. However, we maintain a vigorous enforcement program. The loss of any material trademark or tradename could have a material adverse effect on our business, operating results and financial condition.

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

EMPLOYEES

As of February 28, 2005, Red Hat had a total of 940 employees. From time to time we also employ independent contractors to support our professional services, product development, sales, marketing and business development organizations. Our employees are not represented by any labor union and are not organized under a collective bargaining agreement, and we have never experienced a work stoppage. We believe our relations with our employees are generally good.

COMPANY INFORMATION

Our website is located at www.redhat.com. This Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports, as well as proxy statements and other information we file with or furnish to the SEC are available free of charge on our website. We make these documents available as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Except as otherwise stated in these documents, the information contained on our website or available by hyperlink from our website is not incorporated by reference into this report or any other documents we file with or furnish to the SEC.

ITEM 2.    PROPERTIES

Our headquarters are currently located in a leased facility in Raleigh, North Carolina, which consists of approximately 120,000 square feet. In January 2002, we assumed this lease from an unrelated third party. The lease, which has an original term of 20 years, will expire on June 10, 2020. The annual rental expense under this lease is approximately $1.6 million.

We also lease several other offices, including offices in Mountain View, California; Westford, Massachusetts; Tyson’s Corner, Virginia; Huntsville, Alabama; Toronto, Canada; and several locations throughout Europe and Asia Pacific, including offices in Tokyo, Japan, Singapore, Pune, India and Australia. We believe that our properties have been satisfactorily maintained, are in good condition and are suitable for our operations.

ITEM 3.    LEGAL PROCEEDINGS

Red Hat Professional Consulting, Inc., formerly PTI, a wholly owned subsidiary of the Company acquired in February 2001, together with its former directors and some of its former principal shareholders, is a defendant in a suit brought by a former employee in DeKalb County Superior Court in Georgia (Case No. 00-CV-5509-8). The plaintiff asserts, among other things, breach of various employment agreements and seeks monetary damages. Red Hat Professional Consulting, Inc. has filed an answer, affirmative defenses and counterclaims denying all liability and has filed a motion to dismiss which remains pending. All discovery in the matter is complete. The Company has been indemnified in this matter by the former PTI shareholders and further believes that the likelihood of a material loss is remote.

Commencing on or about March 29, 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. On August 8, 2001, Chief Judge Michael Mukasey of the U.S. District Court for the Southern District of New York issued an order that transferred all of the so-called IPO allocation actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings (Case No. 21 MC 92). The court has consolidated the actions into a single action. The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages. No discovery has occurred to date. The individual director and officer defendants have been dismissed from the case without prejudice. The Company believes these complaints are without merit and will defend itself vigorously in this matter. There can be no assurance, however, that this matter will be resolved in the Company’s favor. The Company, among other issuers, the plaintiffs, and the insurers have agreed, in concept, to a proposed settlement whereby the Company would be released from this litigation without further payment from the Company. That proposed settlement has been submitted to the court for its consideration, and the court has accepted the proposed settlement subject to certain amendments. The amended proposed settlement is presently subject to re-acceptance by the parties to the settlement, and it is anticipated that, provided sufficient parties accept the amended proposed settlement, the court will make the settlement final.

Commencing on August 4, 2003, the Company filed suit against The SCO Group, Inc. (“SCO”) in the U.S. District Court for the District of Delaware seeking a declaratory judgment that the Company is not infringing any of SCO’s intellectual property rights (Civil Action No. 03-722-SLR). In addition, the Company has asserted claims against SCO under Delaware and federal law, including deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, trade libel and violations of the Lanham Act. The Company contends that SCO has made false and misleading public statements in alleging that software code, in which SCO claims to own copyrights and trade secrets, was misappropriated and incorporated into the Company’s product and that SCO has threatened legal action. On September 15, 2003, SCO filed a motion to dismiss contending, among other things, that no actual controversy exists such that the declaratory judgment that the Company seeks would be warranted. On April 6, 2004, the Court denied SCO’s Motion to Dismiss but stayed further action in the case pending the resolution of litigation pending in the U.S. District Court for the District of Utah between SCO and IBM. On April 20, 2004, Red Hat filed a motion for reconsideration contending that a stay based on the Utah case would be inappropriate; SCO has filed an opposition to that motion. On March 31, 2005, the Court denied the Company’s motion to reconsider but extended to the Company the right to renew the motion should matters materially change in the SCO v. IBM litigation.

In the summer of 2004, 14 class action lawsuits were filed against the Company and several of its present and former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of North Carolina. In each of the actions, plaintiffs seek to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arise in connection with the Company announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs assert that certain present and former officers (the “Individual Defendants”) and the Company variously violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs seek unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in the Company’s common stock; disgorgement by the Company’s Chief Executive Officer and former Chief Financial Officer of certain compensation and profits from trading in the Company’s common stock pursuant to Section 304 of the Sarbanes-Oxley Act of 2002, and other relief. As of September 8, 2004, all of these class action lawsuits were consolidated into a single action referenced as Civil Action No. 5:04-CV-473BR and titled In re Red Hat, Inc. Securities Litigation. Lead counsel and lead plaintiff in the case have now been designated, and on May 6, 2005, the the plaintiffs filed an amended consolidated class action complaint. The Company intends to vigorously defend this class action lawsuit. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

In addition to the class action claims, two purported shareholder derivative actions were filed, in connection with the Restatement, on July 22, 2004 and August 24, 2004, respectively, in the New Castle County Court of Chancery in Delaware, against certain present and former officers and directors of the Company, against PricewaterhouseCoopers LLP, and also naming the Company as a nominal defendant. The suits claim that certain of the Company’s present and former officers and directors breached their fiduciary duties to the Company’s stockholders and to the Company. The complaints are derivative in nature and do not seek relief from the Company. On September 29, 2004, an order was entered consolidating the two actions into a single action referenced as Consolidated Civil Action No. 586-N and titled In re Red Hat, Inc. Derivative Litigation. Defendants in the action have filed motions to dismiss, the plaintiffs have responded, and defendants have submitted their reply brief. In May 2005, the parties by stipulation, requested that the court dismiss the action without prejudice. This request is pending review of the court. The Company believes there are substantial legal and factual defenses to the claims, which it intends to vigorously pursue. There is no assurance, however, that the Company will prevail in defending these actions.

In addition to the derivative actions filed in Delaware, a purported shareholder derivative action was filed, in connection with the Restatement, on August 20, 2004, in the Wake County Superior Court in North Carolina (Civil Action No. 04-CVS-11746), against certain present and former officers and directors of the Company and also naming the Company as a nominal defendant. This suit was subsequently assigned to the North Carolina Business Court. The suit claims that certain of the Company’s present and former officers and directors breached their fiduciary duties to the Company’s stockholders and to the Company. The complaint is derivative in nature and does not seek relief from the Company. On January 6, 2005, defendants filed a motion to stay further proceedings in this matter pending the outcome of the derivative action in Delaware. That motion remains pending before the court. The Company believes there are substantial legal and factual defenses to the claims, which the Company intends to vigorously pursue. There is no assurance that the Company will prevail in defending this action.

Commencing on October 7, 2004, a petition was entered in the United States Bankruptcy Court in the Eastern District of North Carolina (Case No. 04-03642-5) by the bankruptcy administrator of ArsDigita GmbH, a German company, seeking to recover certain assets acquired by RH Interchange, Inc., a wholly-owned subsidiary of the Company, in an asset acquisition in February 2002. Petitioner claims that the German company received insufficient consideration for the transfer of the purchased assets and seeks to avoid that portion of the transaction pertaining to the German company. Petitioner seeks recovery of those transferred assets still in the possession of either the Company or RH Interchange and compensation for those assets no longer in their possession. On November 29, 2004, the Company and its subsidiary filed a motion to dismiss the petition; that petition was subsequently denied and thereafter discovery commenced. The Company believes there are substantial legal and factual defenses to the petition, which the Company intends to vigorously pursue. There is no assurance the Company will prevail in defending this action. The Company is not presently able to reasonably estimate potential losses, if any, related to the petition.

The Company also experiences other routine litigation in the normal course of our business. The Company believes that the outcome of this routine litigation will not have a material adverse effect on its consolidated financial position and results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The NASDAQ National Market under the symbol “RHAT”. The chart below sets forth the high and low sales information for each of the quarters of the fiscal years ended February 28, 2005 and February 29, 2004.

	FY 2005		FY 2004
Quarter	High	Low	High	Low
First	$27.70	$17.48	$7.45	$5.43
Second	$28.73	$12.26	$8.70	$6.00
Third	$15.23	$11.33	$15.38	$7.28
Fourth	$16.03	$10.49	$21.23	$12.06

Holders

As of April 30, 2005, we estimate that there were 2,397 registered stockholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We anticipate that our future earnings will be retained for the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Issuer Purchases of Common Stock

The following table provides information about our purchases during the fiscal quarter ended February 28, 2005 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the September 2004 Stock Repurchase Program (1)
December 1-31, 2004	—	—	—	$54.8 million
January 1-31, 2005	4,301,000	$12.74	7,691,100	$—
February 1-28, 2005	—	—	—	$—

Total (as of February 28, 2005)	4,301,000	$12.74	7,691,100	$—

(1)	As previously announced on September 29, 2004, our Board of Directors authorized the repurchase by us of shares of our common stock, par value $.0001 per share, having a value of up to $100 million (the “September 2004 Stock Repurchase Program”). On March 31, 2005, we announced that our Board of Directors authorized the expansion of the September 2004 Stock Repurchase Program. Under the expanded program, the Company is authorized to repurchase up to an aggregate of $250 million, or an additional $150 million of the Company’s common stock, and up to $50 million of its 0.5% Convertible Senior Debentures due 2024, from time to time on the open market or in privately negotiated transactions, as applicable. This expanded program will expire on the earlier of (i) March 31, 2006, or (ii) a determination by the Board of Directors, the Chief Executive Officer or Chief Financial Officer to discontinue the program.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data for the fiscal years ended February 28, 2005, February 29, 2004 and February 28, 2003 is derived from our Consolidated Financial Statements and should be read in conjunction with the Consolidated Financial Statements, related notes, and other financial information included herein.

	Year Ended
	February 28, 2005	February 29, 2004	February 28, 2003	February 28, 2002	February 28, 2001
					unaudited
	(in thousands, except per share data)
SELECTED STATEMENT OF OPERATIONS DATA
Subscription and services revenue:
Subscription:
Enterprise technologies	$147,415	$66,972	$29,934	$17,730	$17,271
Retail	1,947	13,525	14,686	19,651	19,521
Embedded	1,763	1,911	3,321	5,512	8,634

Total subscription revenue	151,125	82,408	47,941	42,893	45,426
Services:
Enterprise technology services	42,306	37,764	38,522	24,354	16,002
Embedded development services	3,035	4,565	3,812	12,256	19,332

Total services revenue	45,341	42,329	42,334	36,610	35,334

Total revenue	$196,466	$124,737	$90,275	$79,503	$80,760
Hardware resale revenue	—	—	—	$—	$777
Gross profit	$158,593	$90,801	$59,256	$50,721	$45,622
Income (loss) from continuing operations	$26,946	$2,946	$(17,299)	$(134,782)	$95,236
Other income, net	$24,431	$11,866	$10,826	$15,535	$20,766
Interest expense	(6,436)	(1,080)	—	—	—
Loss from discontinued operations	—	—	$—	$(10,355)	$(12,303)
Extraordinary item-loss on disposal of discontinued operations	—	$—	$(261)	(10,347)	—
Net income (loss)	$45,426	$13,732	$(6,734)	$(139,949)	$(86,773)
Basic income (loss) per common share:
Income (loss) from continuing operations before extraordinary item	$0.24	$0.08	$(0.04)	$(0.71)	$(0.45)
Discontinued operations per common share:
Loss from discontinued operations	—	—	—	(0.06)	(0.08)
Extraordinary item-loss on disposal of discontinued operations	—	—	(0.00)	(0.06)	—

Net income (loss)	$0.25	$0.08	$(0.04)	$(0.83)	$(0.53)
Diluted income (loss) per common share:
Income (loss) from continuing operations before extraordinary item	$0.24	$0.07	$(0.04)	$(0.71)	$(0.45)
Discontinued operations per common share:
Loss from discontinued operations	—	—	—	(0.06)	(0.08)
Extraordinary item-loss on disposal of discontinued operations	—	—	(0.00)	(0.06)	—

Net income (loss) per common share	$0.24	$0.07	$(0.04)	$(0.83)	$(0.53)
Weighted average shares outstanding
Basic	181,636	174,003	170,158	169,451	164,659
Diluted	215,882	206,358	170,158	169,451	164,659

	As Of
	February 28, 2005	February 29, 2004	February 28, 2003	February 28, 2002	February 28, 2001
					unaudited
	(in thousands, except per share data)
BALANCE SHEET DATA
Total cash and investments in debt securities (short-and long-term)	$928,763	$941,384	$292,340	$286,977	$302,681
Working capital	$246,054	$573,616	$74,713	$81,177	$138,305
Working capital (plus long-term investments in debt securities)	$853,620	$906,399	$276,587	$271,758	$292,862
Total assets	$1,134,036	$1,111,653	$391,292	$370,302	$506,014
Capital lease obligations, net of current maturities	$97	$538	$1,393	$1,563	$277
Convertible debentures	$600,000	600,000	—	—	—
Stockholders’ equity	$361,671	$408,389	$335,869	$327,132	$463,598

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are the global leader in providing an enterprise operating system and related software and services based on open source technology for large enterprises. Open source software is an alternative to proprietary software. There are no licensing fees associated with open source software. Therefore, we do not recognize revenue from the licensing of the code itself. We provide value to our customers through the integration and testing of Red Hat enterprise technologies, the levels of performance of Red Hat enterprise technologies and rapid innovation of Red Hat enterprise technologies in a method that allows this innovation to be consumed by our customers. In addition, we provide certain managed services for each of our technologies through RHN, as a standard component of our subscriptions. We sell our enterprise technologies, such as RHEL, through subscriptions, and we recognize revenue over the period of the enterprise technology services subscription agreements with our customers. Our products and services are offered primarily to large enterprises, government organizations, and small and medium size businesses.

We have focused on introducing and gaining acceptance for our enterprise technologies: RHEL AS, ES and WS and RHN for the past three fiscal years. In 2002, we introduced our initial RHEL offering, RHEL AS, formerly called Advanced Server. Since its initial introduction, RHEL has gained widespread ISV and IHV support. We have continued to focus on our enterprise line of technologies by expanding our enterprise operating platform offerings and introducing new systems management services. As discussed in our critical accounting policies below, these offerings typically have revenue recognition periods which match the subscription periods.

We derive our revenues and generate cash from customers from two sources: (i) subscription revenue, which includes retail, enterprise subscriptions and embedded subscription revenue, and (ii) services revenue which includes enterprise services and embedded services described under “Critical Accounting Policies” below. For fiscal 2005 and 2004, our total revenues were $196.5 million and $124.7 million, respectively. The arrangements with our customers that create enterprise subscription revenues are explained in further detail under “Critical Accounting Policies” below and in NOTE 2 to the Consolidated Financial Statements. These agreements typically involve the sale of subscriptions to RHEL and in certain cases will include the sales of subscriptions to other Red Hat subscription offerings or Red Hat services. Our revenues are also affected by corporate, government and consumer spending levels. In evaluating the performance of our business, we consider a number of factors. These factors include total revenues, operating income, operating margin and cash flows. In addition, we also consider the following factors in our evaluation process:

Subscriptions.    Our enterprise technologies are sold under subscription agreements. These agreements typically have a one or three year subscription period. The base subscription entitles the end user to maintenance, which entitles the end user to configuration support and updates and upgrades to the technology, when and if available, during the term of the subscription through RHN. Our customers have the ability to purchase higher levels of subscriptions that increase the level of support the customer is entitled to receive. Subscription revenue increased each quarter during fiscal 2004 and 2005 and is being driven primarily by the market acceptance of using the Linux operating system in enterprise data centers and our expansion of sales channels during the year.

Sales by geography.    We operate our business in three geographic regions: The Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (Singapore, Japan, India, Australia, Korea and China). In fiscal 2005, $64.3 million or 33% of our revenue was generated outside North America compared to $39.0 million or 31% in fiscal 2004. The percentage of our revenues generated from our international operations is expected to increase as our international sales force and channels become more mature and as we enter new locations or expand our presence in existing locations. The increase in our international revenues reflects the increasing adoption of the Linux operating system in both Europe and Asia. As noted in the Segment Reporting section of NOTE 2 to the Consolidated Financial Statements, our revenue in both EMEA and Asia Pacific increased at higher percentages than in North America. We have offices in more than 25 locations throughout the world.

Deferred revenue balances.    Our deferred revenue balance at February 28, 2005 was $137.3 million. Because of our subscription model and revenue recognition policies, deferred revenues improve predictability of future revenues. Deferred revenues at February 28, 2005, have increased by more than 86% as compared to the balance on February 29, 2004.

Cash, cash equivalents and investments in debt securities.    Cash, cash equivalents and investments in debt securities balances at February 28, 2005 totaled $928.8 million. During fiscal 2005, we generated $122.2 million in cash flow from operations primarily related to the increase in sales of subscriptions to RHEL during the fiscal year. Our significant cash balance gives us the ability to take advantage of acquisition opportunities, increase investment in international areas and purchase our own common stock and debt securities.

In fiscal 2005, we focused on, among other things, (i) continuing to build on the global market momentum behind the adoption of Linux as an operating system by enterprise customers; (ii) continuing our market penetration through channel partners and internationally; (iii) driving high renewal rates of subscriptions sold in prior periods and (iv) increasing the contribution to our subscription sales by Intel hardware vendors.

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

Subscription Revenue

Subscription revenue is comprised of enterprise, retail and embedded revenues. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding agreement for the purchase of a subscription, subscription services are made available to the customer and the customer is billed. The deferred revenue amount is amortized to income as discussed below.

Enterprise subscription revenue is comprised primarily of revenue from sales of RHEL technology solutions, however, through April 2004, we also generated enterprise subscription revenue from sales of Red Hat Linux and related software development tools. During fiscal 2003, we released the first version of our RHEL offerings, RHEL AS. In March 2003, two additional versions of RHEL were released, RHEL ES and RHEL WS. Red Hat enterprise technologies are offered with either one or three year base subscription periods; the majority of our subscriptions have one-year terms. Under these subscription agreements, renewal rates are generally specified for one or three year renewal terms. The base subscription entitles the end user to the technology itself and post contract customer support (“PCS”) consisting of security errata, updates to the technology, upgrades to new versions of RHEL, on a when and if available basis, during the term of the subscription. We sell RHEL through four channels: distribution, direct sales, original equipment manufacturers (“OEMs”) and the web. We recognize revenue from the sale of RHEL offerings ratably over the period of the subscription beginning on the commencement date of the subscription agreement. We do not sell the RHEL technology or the components of the PCS that are included in the subscription on a stand alone basis.

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

Through our retail distributors, we sold Red Hat Linux consumer products. The retail product was offered in one version during fiscal 2005: Red Hat Professional Workstation. During fiscal 2004, we sold two different versions of Red Hat Linux (9 and Professional Workstation). In accordance with SOP 97-2, the revenue associated with products whose subscription period is 30 days or less is recognized immediately because the cost to us associated with such subscriptions is de minimis. For retail products whose subscription period for support services is greater than 30 days, we recognize the revenue ratably over the period that the subscription services are provided beginning on the estimated date of purchase by the end user. A reserve for sales returns is recognized for sales of retail software products to distributors, who have a right of return, based on our historical experience of sell-through to the end user by the distributor. The predominant portion of our retail distribution agreements provide that distributors only have 90 days from date of original shipment to return unsold product. We recognize revenues from sales of retail products with subscription periods less than 30 days upon shipment to the distributor because we are able to estimate returns with a reasonable degree of accuracy, the fee is fixed and determinable, and collection of the resulting receivable is probable. Our retail customers do not receive the right to future upgrades or new versions of the technology.

Embedded subscription consists of revenue for technical support and maintenance services provided pursuant to software compiling, debugging, and optimization agreements. Revenue is recognized ratably over the term of the agreement, which is typically 12 months.

Services Revenue

Services revenue is comprised of enterprise technology services and embedded development. Enterprise technology services are comprised of revenue for enterprise consulting and engineering services, and customer training and education. Enterprise technology consulting services are provided under agreements in which customers pay us on a fixed fee or hourly basis to assist in the deployment of enterprise technologies. Enterprise technology engineering services represent revenues earned under fixed fee or hourly arrangements principally with our OEM partners to add functionality to our RHEL line of technologies. Revenues under hourly arrangements are recognized as work is performed. Revenues under fixed fee arrangements are recognized either on a proportional performance basis (i.e., if the arrangement involves the delivery of software that includes significant production, customization and modification) or upon passage of time dependent upon the terms of each individual engagement. Revenue from customer training and education is recognized as the services are performed.

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

Deferred Taxes

We account for income taxes using the liability method that requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of our assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. Historically, we have recorded a valuation allowance to fully reserve for the benefit of its deferred tax assets due to uncertainty of realization of these deferred tax assets. During the year ended February 28, 2005, we reversed $3.1 million of our valuation allowance pertaining to certain foreign deferred tax assets that became more likely than not to be realized.

We will continue to assess the realizability of other deferred tax assets which primarily consist of net operating losses and stock option expense deductions in the United States. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making this assessment, management considers historical trend of taxable losses, projected future taxable income and the reversal of deferred tax liabilities. As of February 28, 2005, we continue to provide a full valuation allowance against the majority of its deferred tax assets arising from tax losses in the United States due primarily to (i) cumulative losses in recent periods, (ii) uncertainty related to stock option exercises and related tax deductions generated, and (iii) inherent difficulties in forecasting future taxable income as a result of rapidly changing technology and our competitive environment. However, if our positive trend of earnings continues, it is likely the valuation allowance will be reversed at some point in the future although we cannot predict which quarter this will occur. We anticipate that reversal will occur no later than the quarter in which our analysis of cumulative losses, adjusted for the impact of permanent items (primarily stock option exercise deductions), becomes positive. After the date on which the valuation allowance is fully reversed, we will begin to recognize a tax provision, with respect to U.S. Federal taxes, on a quarterly basis.

RESULTS OF OPERATIONS

Years Ended February 28, 2005 and February 29, 2004

Subscription revenue

Subscription revenue is comprised of revenue from enterprise technologies, retail product and embedded customers. Subscription revenue increased 83.4% to $151.1 million for the year ended February 28, 2005 from $82.4 million for the year ended February 29, 2004.

Enterprise technologies subscription

Enterprise technologies subscription revenue primarily relates to both direct and indirect sales of Red Hat enterprise technologies. Enterprise technologies subscription revenue increased 120.1% to $147.4 million for the year ended February 28, 2005 from $67.0 million for the year ended February 29, 2004. The increase in subscription revenue sales is being driven by broad market acceptance and the increasing use of the Linux operating system in mission critical areas of computing by the large enterprise, as well as increasing revenue through OEM and distributor relationships that we have developed over the past three years. Our sales force has also increased to better address the growing market opportunity.

Retail technologies

Retail revenue, which consists of sales of Red Hat Linux and Professional Workstation (both of which we discontinued by February 2005) to consumers through either value added resellers or distributors, decreased 85.6% to $1.9 million for the year ended February 28, 2005 from $13.5 million for the year ended February 29, 2004. This decrease is due to our focus on the sale of subscriptions to our enterprise technologies to large enterprises rather than on the consumer market. This market is no longer a strategic source of revenue for us. We do not anticipate promoting new products through this channel. Retail revenues are not currently a significant component of our revenues.

Embedded subscription

Embedded subscription revenue decreased 7.7% to $1.8 million for the year ended February 28, 2005 from $1.9 million for the year ended February 29, 2004. Despite the year over year decrease in revenues, we see interest in the use of RHEL as an operating system for certain devices such as network routing equipment and accordingly, we believe there may be an opportunity to increase our participation in the embedded market.

Services revenue

Enterprise technologies services

Enterprise technologies services revenues include fees for services received from enterprise customers for deployment of Red Hat enterprise technologies, customer training and education fees and fees received for adding certain functionality to RHEL for our major hardware OEM partners. Enterprise technology services revenue increased 12.0% to $42.3 million in the year ended February 28, 2005 from $37.8 million in the year ended February 29, 2004. The increase in enterprise technologies services revenue is primarily due to an increase in the revenues earned from customer training and education of $5.9 million. We continue to view our customer training and education business as an indicator of demand for the use of our RHEL technologies by enterprise customers. The adoption of Linux as a primary computing platform increases the need to train system administrators and developers. This increase was offset by a decrease in consulting fees received from enterprise customers for deployment of Red Hat Enterprise technologies of approximately $0.6 million and a decrease in the services revenues earned from agreements with our OEM partners for adding functionality of $0.6 million.

Embedded services

Embedded services revenue decreased 33.5% to $3.0 million for the year ended February 28, 2005 from $4.6 million for the year ended February 29, 2004. The reduction primarily relates to our reduced focus and personnel on this business to a small core team which maintains a strategic presence in this marketplace, though we see continued interest in integrating the Linux operating system in certain devices and systems.

Cost of revenue

Cost of subscription revenue

The cost of enterprise technologies and retail subscription revenue primarily consists of expenses we incur to manufacture, package, distribute and support our solutions. These costs include expenses for physical media, literature and packaging, fulfillment and shipping, labor related costs to provide technical support and maintenance (of which the largest component is labor cost). Cost of subscription revenue increased 33.2% to $12.9 million in the year ended February 28, 2005 from $9.7 million in the year ended February 29, 2004. The increase is the result of additions to our technical support staff at each of our three call center locations to meet the demands of our growing subscriber base due to the increased number of subscriptions to RHEL that we sold during fiscal 2005. As the number of subscriptions for RHEL continues to increase, our cost of subscription revenues will also increase, although we anticipate this will occur at a slower rate than revenues.

Cost of services revenue

Cost of services revenue is primarily comprised of salaries and related costs incurred for our personnel to deliver custom development, open source consulting engineering, training and education, and hardware certification services. Cost of services revenue increased 3.0% to $25.0 million in the year ended February 28, 2005 from $24.3 million in the year ended February 29, 2004. The increase is directly related to the increase in our Enterprise technologies services revenue. The cost of our customer training and education services increased $2.5 million, which is consistent with the increase in revenue of these services. This increase was partially offset by a $1.4 million decrease in our professional consulting costs related to headcount reductions to our consulting staff during fiscal 2004 and 2005 as we have revised our consulting strategy to focus on strategic relationships with key customers with larger Linux deployments. In addition, the cost of our Embedded segment has decreased $0.5 million due to a reduction in this workforce.

Gross profit

Gross profit increased 74.7% to $158.6 million (80.7% of total revenue) in the year ended February 28, 2005 from $90.8 million (72.8% of total revenue) in the year ended February 29, 2004. This increase was primarily due to the increase in revenue and profitability related to our RHEL offerings. The growth and profitability of our Enterprise subscription business was offset by a decline in the Embedded segment, which had gross profit of $1.5 million in fiscal 2005 as compared to $2.6 million in fiscal 2004.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and tradeshows. Sales and marketing expense increased 52.0% to $62.0 million (31.5% of total revenue) in the year ended February 28, 2005 from $40.8 million (32.7% of total revenue) in the year ended February 29, 2004. This increase was primarily due to a $18.4 million increase in enterprise sales costs as we increased the size of each of our sales teams including, inside sales, direct outside sales and channel sales as well as a $3.9 million increase in our marketing costs.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased to $32.5 million (16.5% of total revenue) in the year ended February 28, 2005 from $26.5 million (21.2% of total revenue) in the year ended February 29, 2004. The increase in research and development expense resulted from an increase in engineering headcount to support the development and integration of our RHEL operating platforms as well as our Desktop and Storage products. We acquired Sistina, Inc. in the fourth quarter of fiscal 2004 and added approximately $0.6 million per quarter in cost related to Sistina’s file storage development team. We have also been adding resources to our Desktop team and the cost associated with this team has increased by $1.7 million in fiscal 2005 compared to the prior year. Finally, as part of the Netscape Security Solutions acquisition from AOL, we added engineering costs of approximately $0.6 in the fourth quarter of fiscal 2005.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, facilities and information systems expenses. General and administrative expense increased 74.2% to $35.6 million (18.1% of total revenue) in the year ended February 28, 2005 from $20.5 million (16.4% of total revenue) in the year ended February 29, 2004. The largest portion of the increase relates to professional fees of $6.1 million incurred in connection with the restatement of certain of our previously filed financial statements in the summer of 2004 and related litigation, Sarbanes-Oxley Section 404 compliance and other consulting services related to our long-term compensation plans. Payroll costs increased by $1.7 million which is due to higher compensation and benefits associated with increased headcount. Facility costs and depreciation increased by $2.7 million during the year primarily related to additional office space and additional system costs associated with increased staffing. Other administrative costs such as bank fees, property and franchise taxes and travel costs comprise the remainder of the increase.

Amortization of intangibles

Amortization of intangibles expense increased to $1.6 million in the year ended February 28, 2005 from $0.2 million in the year ended February 29, 2004. Costs incurred for acquiring trademarks, copyrights and patents are capitalized as intangibles and amortized using the straight-line method over their estimated useful lives, which range from three to ten years. The increase is due to additional amortization of intangibles associated with acquired intangibles related to the acquisition of Sistina Software, Inc. and certain assets from Netscape Security Solutions.

Other income

Other income consists of interest income earned on cash deposited in money market accounts and invested in short- and long-term fixed income instruments and gains and losses on foreign currency transactions and investments, net. Other income increased to $24.4 million in the year ended February 28, 2005 from $11.9 million in the year ended February 29, 2004. The increase is primarily due to increased interest income associated with the increase in our cash and investment balances as a result of our convertible debenture offering in January 2004.

Interest expense

Interest expense consists of interest expense incurred on short term debt, capital leases and the convertible debentures. Interest expense increased to $6.4 million in the year ended February 28, 2005 from $1.1 million in the year ended February 29, 2004. The increase is principally related to interest expense associated with the convertible debentures, including amortization of debt issuance costs.

Income tax benefit

During the year ended February 28, 2005, we recorded a net tax benefit of approximately $0.5 million. We recorded $3.1 million of income tax expense and recognized a $3.6 million deferred tax benefit, primarily related to the reversal of the valuation allowance pertaining to certain foreign deferred tax assets as it was determined to be more likely than not that the deferred tax assets in these foreign jurisdictions would be realized. There was no provision or benefit recorded during the year ended February 29, 2004.

Years Ended February 29, 2004 and February 28, 2003

Subscription revenue

Subscription revenue is comprised of revenue from enterprise technologies, retail product and embedded customers. Subscription revenue increased 71.9% to $82.4 million for the year ended February 29, 2004 from $47.9 million for the year ended February 28, 2003.

Enterprise technologies subscription

Enterprise technologies subscription revenue primarily relates to both direct and indirect sales of RHEL and other related software subscriptions such as Red Hat Cluster Suite and systems management services provided by Red Hat Network. Enterprise technologies subscription revenue increased 123.7% to $67.0 million for the year ended February 29, 2004 from $29.9 million for the year ended February 28, 2003. The increase in revenue was driven by the market acceptance of using the Linux operating system in mission critical areas of computing by the large enterprise, as well as the strategic relationships we entered into with leading technology companies that provide for the distribution of RHEL by these companies.

Retail technologies

Retail revenue, which consists of sales of Red Hat Linux and Professional Workstation to consumers through either value added resellers or distributors, decreased 7.9% to $13.5 million for the year ending February 29, 2004 from $14.7 million for the year ended February 28, 2003. This decrease is due to our focus on the sale of subscriptions to our enterprise technologies to large enterprises rather than on the consumer market. This market is no longer a strategic source of revenue for us.

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

Services revenue

Enterprise technologies services

Enterprise technologies services revenues include fees for services received from enterprise customers for deployment of Red Hat enterprise technologies, customer training and education fees and fees received for adding certain functionality to RHEL for our major hardware OEM partners. Enterprise technology services revenue decreased 2.0% to $37.8 million in the year ended February 29, 2004 from $38.5 million in the year ended February 28, 2003. The decrease in enterprise technologies services revenue is primarily due to a decrease in the revenues earned from agreements with our OEM partners of approximately $4.6 million and a $1.2 million decrease in consulting services related to services performed for large Enterprise customers for the deployment of RHEL. These decreases were primarily offset by customer training and education services revenue which increased 41.1% to $23.7 million in year ended February 29, 2004 from $16.8 million in the year ended February 28, 2003. The increase is the direct result of the continued migration of larger enterprises to our RHEL platform from a proprietary Unix platform, increasing the need to train system administrators and developers.

Embedded services

Embedded services revenue increased 19.8% to $4.6 million for the year ended February 29, 2004 from $3.8 million for the year ended February 28, 2003. The increase in embedded markets is due to the improvement in the semiconductor and telecommunications industries which has positively impacted research and development spending.

Cost of revenue

Cost of subscription revenue

The cost of enterprise technologies and retail subscription revenue primarily consists of expenses we incur to manufacture, package, distribute and support our solutions. These costs include expenses for physical media, literature and packaging, fulfillment and shipping, labor related costs to provide technical support and maintenance (of which the largest component is labor cost). Cost of subscription revenue increased 13.8% to $9.3 million in the year ended February 29, 2004 from $8.2 million in the year ended February 28, 2003. This increase was primarily related to an increase in the cost of providing technical support and maintenance of our enterprise products which includes email or telephone support to end users. The increase in support costs was due to the increased number of subscriptions to RHEL that we sold during fiscal 2004. As the number of subscriptions for RHEL continues to increase, our cost of subscription revenues will also increase.

Cost of services revenue

Cost of services revenue is primarily comprised of salaries and related costs—including non-cash, stock-based compensation charges—incurred for our personnel to deliver custom development, open source consulting engineering, training and education, and hardware certification services. Cost of services revenue increased 8.6% to $24.3 million in the year ended February 29, 2004 from $22.3 million in the year ended February 28, 2003. The increase is directly related to the increase in our Enterprise technologies services revenue. The cost of our customer training and education services increased $3.8 million, which is consistent with the increase in revenue of these services. This increase was partially offset by a $1.5 million decrease in our professional consulting costs related to headcount reductions to our consulting staff during fiscal 2004 as we revised our consulting strategy to focus on strategic consulting and entered into agreements to provide people-intensive development consulting.

Gross profit

Gross profit increased 53.2% to $90.8 million (72.8% of total revenue) in the year ended February 29, 2004 from $59.3 million (65.6% of total revenue) in the year ended February 28, 2003. This increase was primarily due to the increase in revenue and profitability related to our higher margin RHEL offerings. The growth and profitability of our Enterprise business was offset by a slight decline in the Embedded segment, which had gross profit of $2.6 million in fiscal 2004 as compared to $2.9 million in fiscal 2003.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and tradeshows. Sales and marketing expense increased 22.0% to $40.8 million (32.7% of total revenue) in the year ended February 29, 2004 from $33.4 million (37.0% of total revenue) in the year ended February 28, 2003. This increase was primarily due to a $3.7 million increase in North America and $4.9 million increase related to our international operations. We have increased our sales force in all geographies in the past twelve months. These increases were partially offset by lower spending on marketing.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased 18.0% to $26.5 million (21.2% of total revenue) in the year ended February 29, 2004 from $22.4 million (24.9% of total revenue) in the year ended February 28, 2003. The increase in research and development expense resulted from increased spending related to adding enterprise engineers to support the development and integration of our RHEL operating systems and Red Hat Network and costs of research and development personnel from the acquisition of Sistina, Inc. in late December 2003.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, facilities and information systems expenses. General and administrative expense increased 14.2% to $20.5 million (16.4% of total revenue) in the year ended February 29, 2004 from $17.9 million (19.8% of total revenue) in the year ended February 28, 2003. This increase relates primarily to increased administrative costs of approximately $800,000 as a result of international expansion activities and increased legal costs related to our various legal proceedings of approximately $300,000.

Amortization of intangibles

Amortization of intangibles expense decreased to $0.2 million in the year ended February 29, 2004 from $1.1 million in the year ended February 28, 2003. Costs incurred for acquiring trademarks, copyrights and patents are capitalized as intangibles and amortized using the straight-line method over their estimated useful lives, which range from three to ten years. The decrease in amortization of intangibles expense was due to previously capitalized costs being fully amortized.

Subsequent Event

On March 31, 2005, we announced that our Board of Directors authorized the expansion of our September 2004 Stock Repurchase Program. Under the expanded program, we are authorized to repurchase up to an aggregate of $250 million, or an additional $150 million from the previously authorized September 2004 Stock Repurchase Program, of our common stock, par value $.0001 per share, and up to $50 million of our 0.5% Convertible Senior Debentures due 2024 from time to time on the open market or in privately negotiated transactions, as applicable. This expanded program will expire on the earlier of (i) March 31, 2006, or (ii) a determination by the Board of Directors, the Chief Executive Officer or Chief Financial Officer to discontinue the program.

ACQUISITIONS

Acquisition of Netscape Security Solutions

On December 7, 2004, we completed the purchase of the Netscape Security Solutions unit from Netscape Communications Corporation and America Online, Inc for a purchase price of $21.1 million in cash. An additional $2.5 million was payable by Red Hat contingent on certain future customer orders being placed on or before April 30, 2005. This payout is expected to occur and will increase the amount of goodwill recorded. The assets acquired include a directory server and certificate management system.

Acquisition of Sistina Software, Inc.

In December 2003, we completed the acquisition of all of the outstanding common stock of Sistina Software, Inc. (“Sistina”) in exchange for the issuance of 1,979,874 shares of our common stock and the assumption of all of the outstanding Sistina stock options valued, in the aggregate, at $30.7 million. The fair value of net tangible and intangible assets acquired in the transaction were $2.0 million and $3.0 million, respectively. The excess of purchase price over the fair values of the net assets acquired of $25.7 million has been recorded as goodwill. In addition, the transaction includes $12.0 million of contingent consideration based on an earn-out structured in three tranches. The earn-out is based on the achievement of certain bookings targets for the technologies and services previously sold by Sistina over the period beginning on December 23, 2003 and ending March 31, 2005. No contingent consideration was earned during the earn-out period.

One of the keys to our business strategy is to receive increasing annual subscription revenues on a per-system basis by providing additional value to our customers in the form of layers of technology that will be provided on top of our RHEL operating system and through providing additional systems management services. The products we acquired in these transactions provide us with complimentary technologies to our existing storage management offerings. We completed these acquisitions in the last 18 months and it is too early to assess the results of these acquisitions.

Liquidity and Capital Resources

We have historically derived a significant portion of our liquidity and operating capital from the sale of securities, including private sales of preferred stock and the sale of common stock in our initial and secondary public offerings, and from cash flows from operations. At February 28, 2005, we had total cash and investments of $928.8 million, which is comprised of $140.2 million in cash and cash equivalents, $181.0 million of short-term, fixed-income investments and $607.6 million of long-term, fixed-income investments. At February 29, 2004, we had total cash and investments of $941.4 million, which is comprised of $461.3 million in cash and cash equivalents, $147.3 million of short-term, fixed-income investments and $332.8 million of long-term, fixed-income investments.

At February 28, 2005, cash and cash equivalents totaled $140.2 million, a decrease of $321.1 million as compared to February 29, 2004. The decrease in cash and cash equivalents during fiscal 2005 resulted primarily from cash provided by operations of $122.2 million and a total of $17.8 million in cash received from the exercise of common stock options and sale of common stock under our employee stock purchase plan, offset by the purchase of investments in debt securities, net of sales of debt securities, of $324.7 million, purchase of treasury stock of $100.0 million, acquisition of business of $21.1 million, purchases of property and equipment of $14.9 million, and $1.0 million of cash used to pay down capital lease obligations.

Cash provided by operations of $122.2 million in the year ended February 28, 2005, includes net income of $45.4 million, adjusted to exclude the impact of non-cash items totaling $17.3 million and changes in working capital. Changes in working capital items were a net source of cash of $59.5 million primarily resulting from an increase in deferred revenue of $61.2 million. The increase in deferred revenue is due to bookings growth and related billings to our customers for subscriptions to our technologies.

In the fiscal year ended February 29, 2004, cash provided by operations was $61.6 million. The significant improvement in our cash flow from operations in fiscal 2005 is a result of increased sales of subscriptions to RHEL, which resulted in the $61.2 million increase in deferred revenues, as well as from the $31.7 million increase in net income. We do not believe that there are collectibility or billing problems with our customers that have not been appropriately reserved at each balance sheet date.

In the fiscal year ended February 28, 2005, cash used in investing activities of $360.6 million was comprised of the purchases of fixed-income investments of $854.5 million, proceeds from the sales and maturities of investment securities of $529.8 million, purchases of property and equipment—mainly computer software, hardware and computer networking equipment—totaling $14.9 million, and acquisition of businesses, net of cash acquired of $21.1 million—the acquisition of the assets of the former Netscape Security Solutions unit from America Online, Inc. (See NOTE 3 to the Consolidated Financial Statements).

Cash used in financing activities of $83.4 million for the year ended February 28, 2005 was primarily comprised of $100.0 million in purchases of treasury shares pursuant to our previously announced share repurchase program, and $1.0 million in payments under capital lease obligations and debt financing costs, partially offset by a total of $17.8 million in proceeds received from the exercise of common stock options and sale of common stock under our Employee Stock Purchase Plan.

In January 2004, we issued $600 million in convertible senior debentures to the initial purchaser, a sophisticated, accredited investor with a pre-existing relationship with us, in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and the debentures were resold by the initial purchaser to qualified institutional buyers under Rule 144A of the Securities Act. The debentures mature on January 15, 2024 and bear interest at a rate of 0.5% per annum, payable semiannually on January 15 and July 15 of each year. The debentures are senior unsecured obligations and rank equally in right of payment with all of our other existing and future unsecured and unsubordinated debt. The debentures are convertible into shares of our common stock under certain circumstances prior to maturity at a conversion rate of 39.0753 shares per $1,000 principal amount of debentures (which represents a conversion price of approximately $25.59 per share) subject to adjustment under certain conditions. We may redeem the debentures, in whole or in part, in cash at any time on or after January 15, 2009. Holders of the debentures may require us to redeem the debentures, in whole or in part, in cash on January 15 of 2009, 2014 and 2019. As of February 28, 2005, no debentures were redeemed. Accrued interest to the redemption date will be paid by us in any such redemption. Interest payments totaling $3.0 million were made during the year ended February 28, 2005. Accrued interest at February 28, 2005 was $0.4 million. See NOTE 12 to the Consolidated Financial Statements for further discussion.

At February 29, 2004, cash and cash equivalents totaled $461.3 million, an increase of $421.7 million as compared to February 28, 2003. The increase in cash and cash equivalents during fiscal 2004 resulted primarily from: the issuance of the convertible debentures in January 2004, net of issuance of costs, of $584.7 million, cash provided by operations of $61.6 million, a total of $28.8 million in cash received from the exercise of common stock options and sale of common stock under our employee stock purchase plan, net cash acquired in the acquisition of Sistina of $3.4 million, and $4.1 million in employee income taxes withheld from the exercise of common stock options in February 2004 which were disbursed in March 2004. These sources of cash were offset by the purchase of investments in debt securities, net of sales of debt securities, of $228.6 million, purchases of property and equipment of $13.2 million, primarily related to the re-implemenation of our Oracle instance, $15.0 million of cash, net, used to pay down our line of credit and $1.2 million of cash used to pay down capital lease obligations.

Cash provided by operations of $61.6 million in the year ended February 29, 2004, represented the net income of $13.7 million, an increase in deferred revenue of $53.3 million, an increase in accounts payable of $1.5 million, an increase in accrued expenses of $2.0 million and net non-cash charges of $12.4 million. These sources of cash were partially offset by an increase in accounts receivable of $18.5 million and an increase in prepaid expenses and other current assets, including intangibles, of $2.9 million. The increase in accounts receivable and deferred revenue primarily resulted from an increase in the number of subscriptions sold of RHEL technologies. In the fiscal year ended February 28, 2003, cash used in operations was $758,000. The significant improvement in our cash flow from operations in fiscal 2004 is a result of increased sales of subscriptions to RHEL, which resulted in the $53.3 million increase in deferred revenues, as well as management’s continued focus on improved operating profits and preserving our cash balance. We do not believe that there are any collectibility or billing problems with our customers that have not been appropriately reserved at each balance sheet date.

Cash used in investing activities of $238.4 million was comprised of the purchase of investments in debt securities, net of maturities, of $228.5 million, purchases of property and equipment—mainly computer software, hardware and computer networking equipment—totaling $13.2 million, offset by $3.4 million, net, of cash acquired in the acquisition of Sistina in late December 2003. The significant majority of the purchases of investments occurred as a result of the investment of a portion of the approximately $585 million in net proceeds received from the completion of the convertible debenture offering in January 2004.

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

We have experienced a substantial increase in our operating expenses since our inception in connection with the growth of our operations, the development of our RHEL technologies, the expansion of our services operations and our acquisition activity. Our capital requirements during the year ending February 28, 2006 will depend on numerous factors including the amount of resources we devote to:

•	funding the development of our RHEL products

•	accelerating the development of our systems management services;

•	improving and extending our services and the technologies used to deliver these services to our customers;

•	pursuing strategic acquisitions and alliances; and

•	making possible investments in businesses, products and technologies.

We have made substantial progress in improving cash flow from operations. In fiscal 2003, we used $0.8 million, to fund our operations. In fiscal 2005, we generated $122.2 million in cash from our operations, more than in any other fiscal year of our operating history. Our cash flow provided by operations for fiscal 2005, increased by $60.6 million compared to fiscal 2004 due to the continued increased demand for our products and services, which also affords us leverage in negotiating up front payments for subscriptions from customers, and the increase in the number of subscriptions sold for RHEL in fiscal 2005 as compared to fiscal 2004.

Given the significant improvement in operating cash flow and the $928.8 million of cash and investments held at February 28, 2005, we do not anticipate the need to raise cash to fund our operations either through the sale of additional equity or through the issuance of debt for the foreseeable future. However, we may take advantage of favorable capital market situations that may arise from time to time to raise additional capital.

We believe that cash flow from operations will continue to improve; however, there can be no assurances that we will maintain or improve our cash flow from operations from the current rate or that such cash flows will be adequate to fund other investments or acquisitions that we may choose to make. We may choose to accelerate the expansion of our business from our current plans, which may require us to raise additional funds through the sale of equity or debt securities or through other financing means. There can be no assurances that any such financing would occur in amounts or on terms favorable to us, if at all.

We have no off balance sheet financing arrangements and do not utilize any “structured debt”, “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

Contractual Obligations

The following table summarizes our principal contractual obligations at February 28, 2005 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital lease obligations	$395	$271	$124	$—	$—
Operating lease obligations	46,505	5,994	14,256	3,967	22,288
Convertible debentures	657,000	3,000	6,000	6,000	642,000

Total	$703,900	$9,265	$20,380	$9,967	$664,288

RECENT ACCOUNTING PRONOUNCEMENTS

See discussion in NOTE 2 to the Consolidated Financial Statements.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

If open source software programmers, most of whom we do not employ, do not continue to develop and enhance open source technologies, we may be unable to develop new products or adequately enhance our existing products.

We rely to a significant degree on several largely informal communities of independent open source software programmers to develop and enhance our products. For example, Linus Torvalds, a prominent open source software developer, and a relatively small group of software engineers, many of whom are not employed by us, are primarily responsible for the development and evolution of the Linux kernel, which is the heart of the RHEL operating system. If these groups of programmers fail to adequately further develop and enhance open source technologies, we would have to rely on other parties to develop and enhance our products or we would need to develop and enhance our products with our own resources. We cannot predict whether further developments and enhancements to these technologies would be available from reliable alternative sources. In either event, our development expenses could be increased and our product release and upgrade schedules could be delayed. Moreover, if third party software programmers fail to adequately further develop and enhance open source technologies, the development and adoption of these technologies could be stifled and our products could become less competitive.

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

If third-party enterprise software application providers do not continue to make their applications compatible with our Linux-based operating system offerings, our software will cease to be competitive.

Our products will not be competitive unless enterprise software applications are compatible with our Linux-based operating system offerings. We intend to encourage the development of additional applications that operate on both current and new versions of our Linux-based operating systems by, among other means, attracting third-party developers to the Linux platform, providing open source tools to create these applications and maintaining our existing developer relationships through marketing and technical support. If we are not successful in achieving these goals, however, our products will not be competitive and our sales growth will be adversely affected.

We may be unable to predict the future course of open source technology development, which could reduce the market appeal of our products and damage our reputation.

We do not exercise control over many aspects of the development of open source technology. Different groups of open source software programmers compete with one another to develop new technology. Typically, the technology developed by one group will become more widely used than that developed by others. If we acquire or adopt new technology and incorporate it into our products but competing technology becomes more widely used or accepted, the market appeal of our products may be reduced and that could harm our reputation, diminish the Red Hat brand and result in decreased revenue.

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

We have entered into and may continue to enter into or seek to enter into business combinations and acquisitions, which may be difficult to complete, integrate, disrupt our business, dilute stockholder value or divert management attention.

As part of our business strategy, we have in the past and, in the future, may enter into business combinations and acquisitions. For example, on December 7, 2004, we acquired certain assets from America Online, Inc.’s Netscape Security Solutions unit. We have limited experience in making acquisitions, and acquisitions present significant challenges and risks, including:

•	The difficulty of integrating the operations and personnel of the acquired companies;

•	The maintenance of acceptable standards, controls, procedures and policies;

•	The potential disruption of our ongoing business and distraction of management;

•	The impairment of relationships with employees and customers as a result of any integration of new management and other personnel;

•	The inability to maintain a relationship with customers of the acquired business;

•	The difficulty of incorporating acquired technology and rights into our products and services;

•	The potential failure to achieve the expected benefits of the combination or acquisition;

•	Expenses related to the acquisition;

•	Potential unknown liabilities associated with the acquired businesses; and

•	Unanticipated expenses related to acquired technology and its integration into existing technology.

There can be no assurance that we will manage these challenges and risks successfully. Moreover, if we are not successful in completing acquisitions that we have or may pursue, our business strategy may be adversely affected, and we may incur substantial expenses and divert significant management time and resources. In addition, in pursuing such acquisitions, we could use substantial portions of our available cash as all or a portion of the purchase price. We could also issue additional securities as consideration for these acquisitions, which could cause our stockholders to suffer significant dilution, or incur substantial debt. Any acquisition may not generate additional revenue or profit for us.

If we fail to effectively manage our growth, our operations and financial results could be adversely affected.

We have expanded our operations rapidly in recent years. For example, our total revenues increased from approximately $124.7 million for the year ended February 29, 2004 to approximately $196.5 million for the year ended February 28, 2005. Moreover, the total number of our employees has been steadily increasing over at least the last four quarters. In addition, we continue to explore ways to extend our product and service offerings, and geographic reach. Our growth has placed and may continue to place a strain on our management systems, information systems, resources and internal controls. Our ability to successfully offer products and services and implement our business plan requires adequate information systems and resources and oversight from our senior management. We have, with our audit committee, undertaken to review and improve our financial and managerial controls, reporting systems and procedures. We will need to continue to modify and improve these controls, systems and procedures and other internal controls and compliance procedures as we continue to grow and expand our business. As we grow, we must also continue to hire, train, supervise and manage new employees. We may not be able to hire, or adequately train, supervise and manage sufficient personnel or develop management and operating systems to adequately manage our expansion effectively. If we are unable to adequately manage our growth and improve our controls, systems and procedures, our operations and financial results could be adversely affected.

We rely, to a significant degree, on an indirect sales channel for distribution of our products and services, and disruption of any part of this channel could adversely affect the sales of our products.

We use a variety of different distribution methods to sell our products and services, including indirect channel partners, such as third party OEMs, resellers and distributors. A number of these partners in turn distribute via their own networks of channel partners (e.g., distributors and resellers), with whom we have no direct relationship. We rely, to a significant degree, on our channel partners. Our indirect distribution channel could be affected by disruptions in the relationships of and with our channel partners and their networks, including with their customers or suppliers. We cannot guarantee that our channel partners will market our products effectively. Disruptions in our distribution channel or poor marketing support by channel partners could lead to decreased sales or slower than expected growth.

Security and privacy breaches may expose us to liability and cause us to lose clients

Our security measures may not prevent security breaches that could harm our business. Currently, a significant number of our users provide us with credit card and other confidential information and authorize us to bill their credit card accounts directly for our products and services. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of this confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer data. Any compromise of our security could harm our reputation or financial condition and, therefore, our business. In addition, a party who is able to circumvent our security measures could, among other effects, misappropriate proprietary information, cause interruptions in our operations or expose customers to computer viruses.

We are vulnerable to system failures, which could harm our business.

We rely on our technology infrastructure to sell our products and services and to fulfill orders. Our systems are vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks, and similar events. The majority of our systems are not redundant, and our disaster recovery planning is not sufficient for all eventualities. Our systems are also subject to break-ins, sabotage and intentional acts of vandalism. Despite any precautions we may take, such problems could result in interruptions in our services, which could harm our reputation and financial condition. We do not carry business interruption insurance sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures.

Any interruption in the availability of our websites would create a large volume of user questions and complaints that would need to be addressed by our customer support personnel rather than by self-help Additionally, any unscheduled interruption in our services would likely result in a loss of revenues and could cause some users to switch to our competitors.

RISKS RELATED TO LEGAL UNCERTAINTY

We could be prevented from selling or developing our software if the GNU General Public License and similar licenses under which our products are developed and licensed are not enforceable.

A number of our offerings, including RHEL, have been developed and licensed under the GNU General Public License and similar open source licenses. These licenses state that any program licensed under them may be liberally copied, modified and distributed. The GNU General Public License is a subject of litigation in the case of The SCO Group, Inc. v. International Business Machines Corp., pending in the United States District Court for the District of Utah. It is possible that a court would hold these licenses to be unenforceable in that litigation or that someone could assert a claim for proprietary rights in a program developed and distributed under them. Any ruling by a court that these licenses are not enforceable, or that Linux-based operating systems, or significant portions of them, may not be liberally copied, modified or distributed, would have the effect of preventing us from selling or developing all or a portion of our products.

Our subscription-based contract model may encounter customer resistance.

The subscription agreement used for many of our products, including RHEL, requires customers to agree to a subscription for our services for each machine on which they deploy our subscription based products. At the same time, the subscription agreement places no restriction on the customer’s right to redistribute the products. While we believe this practice complies with the requirements of the GNU General Public License, and while we have reviewed this practice with the Free Software Foundation, the organization that maintains and provides interpretations of the GNU General Public License, we may still encounter customer resistance to this distribution model. To the extent we are unsuccessful in promoting or defending this distribution model, our business and operating results could be materially and adversely affected.

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

We are vulnerable to claims that our products infringe third-party intellectual property rights including trade secrets because our products are comprised of software components, many of which are developed by numerous independent parties. Claims for infringement of intellectual property rights may be filed and may seek damages and injunctive relief. The risk of infringement claims is exacerbated by the fact that much of the code in our products is developed by numerous independent parties over whom we exercise no supervision or control. It is further exacerbated by our lack of access to unpublished software patent applications. Claims of infringement could require us to seek to obtain licenses from third parties in order to continue offering our products, reengineer our products, or discontinue the sale of our products in the event that obtaining licenses and reengineering could not be accomplished on a timely and cost effective basis.

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

Our most valuable intellectual property is our collection of trademarks. The protective steps we have taken in the past have been, and may in the future continue to be, inadequate to protect, and deter misappropriation of, our trademark rights. Although we do not believe that we have suffered any material harm from misappropriation to date, we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our trademark rights in a timely manner. We have registered some of our trademarks in the Americas, Europe, Asia and Australia and have other trademark applications pending in each of those regions. Effective trademark protection may not be available in every country in which we offer or intend to offer our products and services. Failure to adequately protect our trademark rights could damage or even destroy the Red Hat brand and impair our ability to compete effectively. Furthermore, defending or enforcing our trademark rights could result in the expenditure of significant financial and managerial resources.

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

We may be deemed to be an investment company under the Investment Company Act of 1940 (the “1940 Act”), if we own investment securities with a value exceeding 40% of our total assets, unless a particular exclusion or safe harbor provision applies. A large portion of our assets has been invested in investment grade interest-bearing securities, many of which constitute “investment securities” under the 1940 Act. As of February 28, 2005, our “investment securities” exceeded 40% of our total assets. We believe that we are excluded from the definition of investment company and the registration requirements of the 1940 Act, but absent further interpretation by the courts or the SEC of the relevant exclusions, this result cannot be assured. Investment companies are subject to registration under the 1940 Act and compliance with a variety of restrictions and requirements imposed under the 1940 Act. If we were to be deemed an investment company, we would become subject to these restrictions and requirements of the 1940 Act and the consequences of having been an investment company without registering thereunder, could have a material adverse impact on our business.

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

Due to the unpredictability of the technology spending environment, our revenue and operating results have fluctuated and may continue to fluctuate from quarter to quarter. We base our current and projected future expense levels in part on our estimates of future revenue. Our expenses are, to a large extent, fixed in the short term. We may not be able to adjust our spending quickly enough to protect our projected operating results for a quarter if our revenue in that quarter falls short of our expectations. If among other considerations our future operating results fall below expectations of securities analysts or investors or we are unable to increase or maintain profitability, the market price of our common stock may decline.

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

Our ability to retain key management personnel or hire capable new management personnel as we grow may be challenged to the extent the technology sector performs well and/or if companies with more generous compensation packages or greater perceived growth opportunities compete for the same personnel. In addition, historically we have used stock options as a key component of our compensation packages. Changes in the accounting for equity compensation, including stock options, could adversely affect our earnings or force us to use more cash compensation to attract and retain capable personnel. Volatility in the stock market may reduce the value of our equity awards to the recipient. Such events may affect our ability to successfully attract and retain key management personnel.

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

We may lack the financial and operational resources needed to increase our market share and compete effectively.

In the market for operating systems and applications, we face significant competition from larger companies with greater financial resources and name recognition than we have. Competitors, which offer hardware-independent multi-user operating systems for Intel platforms and/or Linux and UNIX-based operating systems, include Microsoft, Novell, IBM, Sun Microsystems, Hewlett-Packard and Unisys. We may lack the financial and operational resources needed to compete successfully with our current competitors as well as potential new competitors. Competitive pressures could affect prices or demand for our products and services, resulting in reduced profit margins and loss of market opportunity. We may have to lower the prices of our products and services to stay competitive, which could affect our margins and financial condition. In addition, if our pricing and other factors are not sufficiently competitive, we may lose market share. Industry consolidation may, also effect competition by creating larger and potentially stronger competitors in the markets in which we compete, which may have an adverse effect on our business.

In the market for services offerings, we face significant competition from larger companies, including those that currently provide service and training related to the Linux operating system as well as other operating systems, particularly UNIX-based operating systems, due to the fact that Linux-and UNIX-based operating systems share many common features. These larger companies, including IBM, Novell and Hewlett-Packard, may be able to leverage their existing service organizations and provide higher levels of consulting and training on a more cost-effective basis than we can. We may not be able to compete successfully with our current or potential competitors.

We may not be able to meet the operational and financial challenges that we will encounter as our international operations, which represented approximately 33% of our total revenue for the year ended February 28, 2005, continue to expand.

Our international operations accounted for approximately 33% of total revenue for the year ended February 28, 2005. As we expand our international operations, we will face a number of additional challenges associated with the conduct of business overseas. For example:

•	We may have difficulty managing and administering a globally-dispersed business and we may need to reorganize our sales and technical support services forces, staff key management positions and successfully localize software products for a significant number of international markets;

•	Fluctuations in exchange rates may negatively affect our operating results;

•	We have to comply with a wide variety of foreign laws;

•	We may not be able to adequately protect our intellectual property rights overseas due among other reasons to the uncertainty of laws and enforcement in certain countries relating to the protection of intellectual property rights;

•	Export controls and times of crisis could prevent us from shipping our products into and out of certain markets;

•	Changes in import/export duties and quotas could affect the competitive pricing of our products and services and reduce our market share in some countries; and

•	Economic or political instability or terrorist acts in some international markets could result in the forfeiture of some foreign assets and the loss of sums spent developing and marketing those assets.

Any failure by us to effectively manage the challenges associated with the international expansion of our operations could adversely affect our business, operating results and financial condition.

Our sales cycle makes financial planning and future financial results less predictable and our financial performance may not meet expectations if we are unable to accurately predict the effect of the sales cycle.

Our quarterly sales have reflected a pattern in which a disproportionate percentage of such quarters’ total sales occur toward the end of such quarter and this trend has had more of an impact on our financial results in recent periods. This makes predicting our revenue, earnings and cash flows for each financial period more difficult and increases the risk of unanticipated variations in results of operations and financial condition. In addition, we experience some seasonal trends. For example, European sales are often weaker during the summer months. Many of the factors that create and affect seasonal trends are beyond our control and negatively impact our ability to accurately predict our sales cycle.

We may be exposed to potential risks if we do not have an effective system of disclosure controls or internal controls or fail on an on-going basis to properly address and implement Section 404 of Sarbanes-Oxley.

We must comply, on an on-going basis, with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), including those provisions that establish the requirements for both management and auditors of public companies with respect to reporting on internal control over financial reporting. These requirements first became applicable to the Company on February 28, 2005. The requirements and processes associated with Section 404 are relatively new and untested, and we cannot be certain that the measures we have taken, and will take, will be sufficient or timely completed to meet the Section 404 requirements on an on-going basis, or that we will be able to implement and maintain adequate disclosure controls and controls over our financial processes and reporting in the future, particularly in light of our rapid growth and international expansion, which is expected to result in on-going changes to our control systems and areas of potential risk.

If we fail to maintain an effective system of disclosure controls or internal control over financial reporting, including satisfaction of the requirements of Section 404 of SOX, we may not be able to accurately or timely report on our financial results or adequately identify and reduce fraud. As a result, the financial position of our business could be harmed; current and potential future shareholders could lose confidence in the Company and/or our reported financial results, which may cause a negative effect on our trading price; and we could be exposed to litigation or regulatory proceedings, which may be costly or divert management attention.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of our investments.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of fixed-income securities, including both government and corporate obligations and money market funds. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. A hypothetical one percentage point change in interest rates will result in an $8.9 million change in interest income on an annual basis.

Our Convertible Debentures are at fixed rates and therefore interest expense is not impacted by a change in rates. The fair market value of the Debentures is subject to interest rate risk and market risk due to the convertible feature of the Debentures. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the Debentures will also increase as the market price of the Red Hat stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of the Debentures but do not impact our financial position, cash flows or results of operations. As of February 28, 2005 and February 29, 2004, the fair value of the Debentures was approximately $514 million and $606 million, respectively based on quoted market prices.

Investment Risk

The fair market value of the investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $13.1 million and $8.2 million decrease in the fair value of our available-for-sale investment securities as of February 28, 2005 and February 29, 2004, respectively.

Derivative Instruments

We did not hold derivative financial instruments as of February 28, 2005, and have not held these types of investments prior to that date.

Foreign Currency Risk

Approximately 33% of our revenues for the fiscal year ended February 28, 2005 were produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. Additionally, the assets and liabilities of our non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Translation gains and losses are included as an adjustment to stockholders’ equity.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 28, 2005, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of February 28, 2005.

Our independent registered public accounting firm, which has audited the financial statements included in Part II, Item 8 of this report, has also audited Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2005, as stated in their report, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Red Hat, Inc.:

We have completed an integrated audit of Red Hat, Inc.’s fiscal 2005 consolidated financial statements and of its internal control over financial reporting as of February 28, 2005 and audits of its fiscal 2004 and fiscal 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Red Hat, Inc. and its subsidiaries at February 28, 2005 and February 29, 2004, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the Report of Management on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of February 28, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina

May 16, 2005

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands—except share and per share amounts)

	February 28, 2005	February 29, 2004
ASSETS
Current assets:
Cash and cash equivalents	$140,169	$461,304
Investments in debt securities	181,028	147,297
Accounts receivable, net	48,402	38,346
Estimated earnings in excess of billings	3,557	4,326
Prepaid expenses and other current assets	12,097	8,765

Total current assets	385,253	660,038
Property and equipment, net	32,726	29,448
Goodwill	73,591	65,872
Identifiable intangibles, net	16,740	3,841
Investments in debt securities	607,566	332,783
Other assets, net	18,160	19,671

Total assets	$1,134,036	$1,111,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,426	$7,154
Accrued expenses	21,065	15,619
Deferred revenue	109,426	62,751
Current portion of capital lease obligations	282	898

Total current liabilities	139,199	86,422
Deferred lease credits	5,179	5,359
Long term deferred revenue	27,890	10,945
Capital lease obligations	97	538
Convertible debentures	600,000	600,000
Commitments and contingencies	—	—
Stockholders’ equity:
Noncontrolling interest in subsidiary	557	359
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.0001 par value, 300,000,0000 shares authorized, 186,569,771 and 183,803,289 shares issued, and 176,740,771 and 181,665,389 shares outstanding at February 28, 2005 and February 29, 2004, respectively	19	18
Additional paid-in capital	714,604	695,722
Deferred compensation	(4,792)	(9,293)
Accumulated deficit	(231,798)	(277,224)
Treasury stock, 9,829,000 and 2,137,900 shares at February 28, 2005 and February 29, 2004, respectively	(107,409)	(7,436)
Accumulated other comprehensive income (loss)	(9,510)	6,243

Total stockholders’ equity	361,671	408,389

Total liabilities and stockholders’ equity	$1,134,036	$1,111,653

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands—except per share amounts)

	Year Ended
	February 28, 2005	February 29, 2004	February 28, 2003
Subscription and services revenue:
Subscription:
Enterprise technologies	$147,415	$66,972	$29,934
Retail	1,947	13,525	14,686
Embedded	1,763	1,911	3,321

Total subscription revenue	151,125	82,408	47,941

Services:
Enterprise technologies	42,306	37,764	38,522
Embedded development services	3,035	4,565	3,812

Total services revenue	45,341	42,329	42,334

Total subscription and services revenue	196,466	124,737	90,275

Cost of subscription and services revenue:
Subscription:
Enterprise technologies and retail	12,625	9,311	8,182
Embedded	249	357	496

Total cost of subscription revenue	12,874	9,668	8,678

Services:
Enterprise technologies	21,904	20,733	18,595
Embedded development services	3,095	3,535	3,746

Total cost of services revenue	24,999	24,268	22,341

Total cost of subscription and services revenue	37,873	33,936	31,019

Gross profit enterprise technologies and retail	157,139	88,217	56,365
Gross profit embedded	1,454	2,584	2,891

Gross profit on enterprise technologies, retail and embedded revenue	158,593	90,801	59,256
Operating expense:
Sales and marketing	61,844	39,715	32,896
Stock-based sales and marketing expense	112	1,043	505
Research and development	32,132	25,562	21,274
Stock-based research and development expense	336	921	1,165
General and administrative	31,126	18,502	15,761
Stock-based general and administrative expense	4,500	1,948	2,146
Lease buyout costs	—	—	285
Amortization of intangibles	1,597	164	1,062
Restructuring charges	—	—	1,461

Total operating expense	131,647	87,855	76,555

Income (loss) from operations	26,946	2,946	(17,299)
Other income, net	24,431	11,866	10,826
Interest expense	(6,436)	(1,080)	—

Income (loss) before provision (benefit) for income taxes and extraordinary item	44,941	13,732	(6,473)
Provision (benefit) for income taxes	(485)	—	—

Net income (loss) before extraordinary item	45,426	13,732	(6,473)
Extraordinary item-loss on disposal of discontinued operations	—	—	(261)

Net income (loss)	$45,426	$13,732	$(6,734)

Basic income (loss) per common share:
Net income (loss) before extraordinary item	$0.25	$0.08	($0.04)
Extraordinary item-loss on disposal of discontinued operations	—	—	($0.00)

Net income (loss)	$0.25	$0.08	($0.04)

Diluted income (loss) per common share:
Net income (loss) before extraordinary item	$0.24	$0.07	($0.04)
Extraordinary item-loss on disposal of discontinued operations	—	—	($0.00)

Net income (loss)	$0.24	$0.07	$0.04

Weighted average shares outstanding
Basic	181,636	174,003	170,158
Diluted	215,882	206,358	170,158

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Noncontrolling Interest In Subsidiary					Additional Paid-In Capital				Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
		Preferred Stock		Common Stock			Deferred Compensation	Accumulated Deficit	Treasury Stock
		Shares	Amount	Shares	Amount
Balance at February 28, 2002	$74	—	—	171,659	$17	$626,633	$(5,984)	$(284,222)	$(6,672)	$(2,714)	$327,132
Minority interest	41	—	—	—	—	—	—	—	—	—	41
Net loss	—	—	—	—	—	—	—	(6,734)	—	—	(6,734)
Other comprehensive income:
Unrealized gain on investments in marketable securities	—	—	—	—	—	—	—	—	—	7,410
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,038

Other comprehensive income	—	—	—	—	—	—	—	—	—	8,448	8,448

Comprehensive income	—	—	—	—	—	—	—	—	—	—	1,714

Exercise of common stock options	—	—	—	762	—	2,415	—	—	—	—	2,415
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	161	—	576	—	—	—	—	576
Common stock issued for acquisitions	—	—	—	336	—	1,288	—	—	—	—	1,288
Common stock repurchase	—	—	—	—	—	—	—	—	(764)	—	(764)
Deferred compensation related to stock options	—	—	—	—	—	(114)	114	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	3,467	—	—	—	3,467

Balance at February 28, 2003	115	—	—	172,918	17	630,798	(2,403)	(290,956)	(7,436)	5,734	335,869
Minority interest	244	—	—	—	—	—	—	—	—	—	244
Net Income	—	—	—	—	—	—	—	13,732	—	—	13,732
Other comprehensive income:
Unrealized loss on investments in marketable securities	—	—	—	—	—	—	—	—	—	(1,263)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,772

Other comprehensive income	—	—	—	—	—	—	—	—	—	509	509

Comprehensive income	—	—	—	—	—	—	—	—	—	—	14,241

Exercise of common stock options	—	—	—	8,675	1	23,657	—	—	—	—	23,658
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	230	—	1,014	—	—	—	—	1,014
Common stock issued for acquisitions	—	—	—	1,980	—	30,685	—	—	—	—	30,685
Deferred compensation related to acquisitions	—	—	—	—	—	—	(466)	—	—	—	(466)
Deferred compensation related to stock options	—	—	—	—	—	3,233	(3,233)	—	—	—	—
Deferred compensation related to restricted stock	—	—	—	—	—	6,335	(6,335)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	3,144	—	—	—	3,144

Balance at February 29, 2004	359	—	—	183,803	18	695,722	(9,293)	(277,224)	(7,436)	6,243	408,389
Minority interest	198	—	—	—	—	—	—	—	—	—	198
Net Income	—	—	—	—	—	—	—	45,426	—	—	45,426
Other comprehensive income:
Unrealized loss on investments in marketable securities	—	—	—	—	—	—	—	—	—	(16,150)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	397

Other comprehensive income	—	—	—	—	—	—	—	—	—	(15,753)	(15,753)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	29,673

Exercise of common stock options	—	—	—	2,573	1	16,931	—	—	—	—	16,932
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	194	—	1,833	—	—	—	—	1,833
Common stock repurchase	—	—	—	—	—	—	—	—	(99,973)		(99,973)
Deferred compensation related to restricted stock	—	—	—	—	—	118	(118)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	4,619	—	—	—	4,619

Balance at February 28, 2005	$557	—	—	186,570	$19	$714,604	$(4,792)	$(231,798)	$(107,409)	$(9,510)	$361,671

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	February 28, 2005	February 29, 2004	February 28, 2003
Cash flows from operating activities:
Net income (loss)	$45,426	$13,732	$(6,734)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	10,911	6,871	6,519
Deferred income taxes	(3,602)	—	—
Stock-based compensation expense	4,719	3,144	3,466
Non-cash restructuring charges	—	—	1,359
Noncontrolling interest in subsidiary	198	244	41
Amortization of debt issuance costs	3,003	393	—
Provision for doubtful accounts	1,969	1,678	2,107
Loss on abandonment of property and equipment	—	—	290
Other	121	49	235
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable and estimated earnings in excess of billings	(9,284)	(18,487)	(8,326)
Prepaid expenses and other current assets	(1,630)	(2,856)	(3,520)
Accounts payable	962	1,496	(1,031)
Accrued expenses	8,389	1,999	(6,334)
Deferred revenue	61,214	53,335	9,566
Deferred lease credits	(179)	(23)	1,604

Net cash provided by (used in) operating activities	122,217	61,575	(758)

Cash flows from investing activities:
Purchase of investment securities	(854,481)	(707,565)	(225,375)
Proceeds from sales and maturities of investment securities	529,819	479,012	233,013
Acquisitions of businesses, net of cash acquired	(21,053)	3,380	(1,222)
Purchase of property and equipment	(14,921)	(13,209)	(6,766)

Net cash used in investing activities	(360,636)	(238,382)	(350)

Cash flows from financing activities:
Proceeds from notes payable	—	67,957	68,380
Repayments of notes payable	—	(82,971)	(63,520)
Proceeds from issuance of convertible debt	—	600,000	—
Offering costs—issuance of convertible debt	(169)	(15,278)	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,118	1,014	576
Proceeds from exercise of common stock options and warrants	15,679	27,764	2,415
Purchase of treasury stock	(99,973)	—	(764)
Payment of capital lease obligations	(1,026)	(1,230)	(1,335)

Net cash provided by (used in) financing activities	(83,371)	597,256	5,752

Effect of foreign currency exchange rates on cash and cash equivalents	655	1,305	1,038
Net increase (decrease) in cash and cash equivalents	(321,135)	421,754	5,682
Cash and cash equivalents at beginning of year	461,304	39,550	33,868

Cash and cash equivalents at end of year	$140,169	$461,304	$39,550

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Organization

Red Hat, Inc., incorporated in Delaware, together with its subsidiaries (“Red Hat” or the “Company”) is the recognized global technology and brand leader in providing an enterprise operating platform based on open source technology for the large enterprise. The Company applies its technology leadership to create its enterprise operating platform, Red Hat Enterprise Linux (“RHEL”) and related layered infrastructure technology solutions, based on open source technology. The Company’s enterprise solutions meet the functionality requirements and performance demands of the large enterprise and the third-party computer hardware and software applications that are critical to the large enterprise. In April 2002, the Company launched the first in a line of RHEL solutions for large enterprise customers, RHEL AS. RHEL AS was developed to compete with proprietary Unix and Windows 2000 as the primary operating platform for applications in the middle tier and data center of the information technology infrastructure of large enterprises. In March 2003, the Company launched three additional technology solutions in the RHEL line: RHEL ES, RHEL WS and Red Hat Network (“RHN”). RHEL ES and WS broaden the areas of the information technology infrastructure to which the Company’s enterprise operating platforms are relevant. The Company provides the chief information officers of the largest companies in the world with the choice of a RHEL operating platform for all application areas including the technical/developer workstation, edge of the network applications, the middle tier of the information technology infrastructure (applications such as database ERP and large file systems), the corporate desktop and the data center. RHN provides an integrated management service that allows RHEL technologies to be updated, configured, and the performance of these technologies to be monitored in an automated fashion. These technology solutions, and the enterprise technology and systems management offerings that will follow them, reflect the Company’s commitment to provide an enterprise-wide infrastructure platform based on open source technology.

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

In connection with preparation of the accompanying consolidated financial statements, the Company concluded that it was appropriate to classify its investments in auction rate securities as short-term available-for-sale investments. Previously, such investments were classified as cash and cash equivalents. Accordingly, the Company has revised the classification to exclude from cash and cash equivalents $83.6 million of auction rate

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities at February 29, 2004 and to include such amount as short-term available-for-sale investments. In addition, the Company has made corresponding revisions to the accompanying consolidated statements of cash flows to reflect the gross purchases and sales of these securities as investing activities. As a result, cash used in investing activities increased by $21.7 million in 2005 and $77.9 million in 2004 and cash used by investing activities decreased by $15.9 million in 2003. This revision in classification does not affect previously reported cash flows from operations or from financing activities.

Cash and Cash Equivalents

The Company considers investments purchased with a maturity period of three months or less at the date of purchase to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts:

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience by industry and regional economic data. We review our allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have off-balance-sheet credit exposure related to our customers.

Investments in Debt Securities

The Company’s investments at February 28, 2005 and February 29, 2004 are in debt securities which are classified as available for sale and carried at market value in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). These investments are classified as either a cash equivalent, current asset (Investments in debt securities-current) or long-term asset (Investments in debt securities-long term) based on their time to maturity at date of purchase by the Company. Investments with a maturity date of one year or less from the balance sheet date are classified as a current asset and those with a maturity date of greater than one year are classified as a long-term asset. The average maturity period of the Company’s investment in debt securities was 1.6 years at February 28, 2005. The Company’s investments are considered available for sale as these securities could be sold at any time in response to needs for liquidity, changes in the availability of and the yield on alternative instruments or changes in funding sources or terms. The Company had changes in its unrealized gains and losses of $16.2 million and $1.3 million related to these investments at February 28, 2005 and February 29, 2004, respectively, which is recorded as other comprehensive income, a separate component of stockholders’ equity. The Company’s average rate of realized return on its investments portfolio was 2.5% in fiscal 2005.

Internal Use Software

In accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), the Company capitalized $6.7 million and $5.2 million in costs related to the development of internal use software for its website, enterprise resource planning system, and systems management applications during the years ended February 28, 2005 and February 29, 2004, respectively. The Company amortizes the costs of computer software developed for internal use on a straight-line basis over its estimated useful life of five years. The carrying value of internal use software is included in property and equipment on the Consolidated Balance Sheets.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalized Software Costs

Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. As a result of the Company’s practice of releasing source code that it has developed on a weekly basis for unrestricted download on the Internet, there is generally no passage of time between achievement of technological feasibility and the availability of the Company’s product for general release. Therefore, the Company has no capitalized software development costs at February 28, 2005 and February 29, 2004.

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

Other Assets

Other assets include debt issue costs, security deposits which are expected to be refunded to the Company upon termination of certain leases, and investments in other companies accounted for using the cost method of accounting.

The debt issue costs related to the Convertible Debentures were capitalized and are amortized to interest expense using the effective interest rate method over the life of the related debt. Issuance costs for the convertible debt offering totaled $15.8 million and primarily consisted of investment banking, legal and other professional fees. Amortization expense was $3.1 million and $0.4 million for the years ended February 28, 2005 and February 29, 2004, respectively.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets. The Company had no impairments of its long lived assets in fiscal 2005.

Deferred Commissions

Deferred commissions are the incremental costs that are directly associated with noncancelable subscription contracts with customers and consist of sales commissions paid to the Company’s sales force. The commissions

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” (“SOP 97-2”), as amended by SOP 98-4 and SOP 98-9, and Staff Accounting Bulletin No. 104 (“SAB 104”). The Company establishes persuasive evidence of an arrangement for each type of revenue transaction based on either a signed contract with the end customer, a click-through contract on the Company’s website whereby the customer agrees to the Company’s standard subscription terms, signed distribution contracts with Original Equipment Manufacturers (“OEMs”) and other resellers, or, in the case of individual training seats, through receipt of payment which indicates acceptance of the Company’s training agreement terms.

Subscription Revenue

Subscription revenue is comprised of enterprise, retail and embedded revenues. An accounts receivable and deferred revenue are recorded at the time a customer is billed after entering into a binding agreement for the purchase of a subscription and subscription services are made available to the customer. The deferred revenue amount is amortized to income as discussed below.

Enterprise subscription revenue is comprised primarily of revenue from sales of RHEL technology solutions, however, through April 2004, the Company also generated enterprise subscription revenue from sales of Red Hat Linux and related software development tools. During fiscal 2003, the Company released the first version of its RHEL offerings, RHEL AS. In March 2003, two additional versions of RHEL were released, RHEL ES and WS. RHEL products are offered with either one or three year base subscription periods; the majority of our subscriptions have one-year terms. These technologies are sold under a subscription agreement with generally specified one or three year renewal rates. The base subscription entitles the end user to the technology itself and post contract customer support (“PCS”) consisting of security errata, updates to the technology, upgrades to new versions of RHEL, on a when and if available basis, during the term of the subscription. The Company sells RHEL through four channels: distribution, direct sales, OEMs and the web. The Company recognizes revenue from the sale of RHEL offerings ratably over the period of the subscription beginning on the commencement date of the subscription agreement. The Company does not sell the RHEL technology or the components of the PCS that are included in the subscription on a stand alone basis.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In addition, the Company’s enterprise subscription revenue is partially derived from sales of its RHN offerings. RHN is a Company-hosted, internet-based set of services to assure the security, availability and reliability of all of the Company’s Red Hat technology solutions offered by the Company. RHN may be subscribed to at the time of, and in addition to, one of the Company’s RHEL offerings or on a stand alone basis. Revenues are recognized ratably over the term of the subscription beginning not before the commencement date of the subscription.

The Company sold Red Hat Linux consumer products through retail distributors. The retail product was offered in one version: Red Hat Professional Workstation but was discontinued in February 2005. During fiscal 2004, Red Hat sold two different versions of Red Hat Linux (9 and Professional Workstation). The revenue associated with products whose subscription period is 30 days or less is recognized immediately upon shipment to the distributor because the cost to the Company associated with such subscriptions is de minimis. For retail products whose subscription period for support services is greater than 30 days, the Company recognizes the revenue ratably over the period that the subscription services are provided beginning on the estimated date of purchase by the end user. A reserve for sales returns is recognized for sales of retail software products to distributors, who have a right of return, based on the Company’s historical experience of sell-through to the end user by the distributor. The predominant portion of the Company’s retail distribution agreements provide that distributors only have 90 days from date of original shipment to return unsold product. The Company recognizes revenues from sales of retail products with subscription periods less than 30 days upon shipment to the distributor because the Company is able to estimate returns with a reasonable degree of accuracy, the fee is fixed or determinable, collection of the resulting receivable is probable and product returns are estimable at the time its retail products sell into the retailer. The Company’s retail customers do not receive the right to future upgrades or new versions of the technology.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

make reliable estimates of future performance requirements, the fee for such services is fixed or determinable and collection of the resulting receivable is probable.

Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the market value per share of the Company’s common stock on the grant date. Deferred compensation is amortized to compensation expense over the vesting period of the stock option. The Company recognized $4.6 million, $3.1 million and $3.5 million in non-cash stock-based compensation expense related to amortization of deferred compensation during the years ended February 28, 2005, February 29, 2004, and February 28, 2003, respectively. In addition, the Company classifies the employer portion of tax liabilities paid upon exercise of non-qualified stock options and warrants as stock-based compensation expense. The Company paid $0.3 million and $0.8 million in tax liabilities related to stock options exercised during the years ended February 28, 2005 and February 29, 2004, respectively.

The Company recorded deferred compensation of $0.1 million, $3.7 million, and $5,000 during the years ended February 28, 2005, February 29, 2004 and February 28, 2003, respectively, to reflect the difference between the aggregate market value of the underlying shares of stock and the exercise price of all stock options granted with an exercise price below the fair value of the Company’s common stock at the date of the grant, and stock options granted under acquired stock option plans. Deferred compensation is amortized over the vesting period of the related stock options and restricted stock.

SFAS 123, as amended by SFAS 148, requires the Company to disclose pro forma information regarding stock option grants and warrants issued to its employees. SFAS 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company’s Consolidated Statement of Operations because APB 25 specifies that no compensation charge arises when the exercise price of employees’ stock options and warrants equal the market value of the underlying stock at the grant date, as in the case of options and warrants granted to the Company’s employees. The fair value of options and warrants was estimated using the following assumptions for the years ended February 28, 2005, February 29, 2004, and February 28, 2003:

	Year Ended February 28, 2005	Year Ended February 29, 2004	Year Ended February 28, 2003
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	4.00%	2.94%	3.59%
Expected volatility	80.56%	90.88%	97.74%
Expected life (in years)	5	5	5

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock based employee compensation:

	Year Ended February 28, 2005	Year Ended February 29, 2004	Year Ended February 28, 2003
Net income (loss), as reported	$45,426	$13,732	$(6,734)
Add: book compensation expense	4,619	3,144	3,467
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(43,795)	(79,251)	(31,520)

Pro forma net income (loss)	$6,250	$(62,375)	$(34,787)

Earnings per share data basic and diluted:
Basic—as reported	$0.25	$0.08	$(0.04)
Diluted—as reported	$0.24	$0.08	$(0.04)
Basic—pro forma	$0.03	$(0.36)	$(0.20)
Diluted—pro forma	$0.06	$(0.36)	$(0.20)

The weighted average estimated fair value of employee stock options granted was $14.87, $7.61 and $4.22 per share during the years ended February 28, 2005, February 29, 2004, and February 28, 2003, respectively.

Sales and Marketing Expenses

Sales and marketing expenses consist of costs, including salaries, sales commissions, and related expenses such as travel, of all personnel involved in the sales and marketing process. Sales and marketing expenses also include costs of advertising, sales lead generation programs, cooperative marketing arrangements, and trade shows. All costs of advertising, including cooperative marketing arrangements, are expensed as incurred. Advertising expense totaled $1.1 million, $1.2 million and $1.2 million for the years ended February 28, 2005, February 29, 2004 and February 28, 2003, respectively.

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

Deferred Taxes

The Company accounts for income taxes using the liability method that requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of the Company’s assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. Historically, the Company has recorded a valuation allowance to fully reserve for the benefit of its deferred tax assets due to uncertainty of realization of these deferred tax assets. During the year ended February 28, 2005, the Company reversed $3.1 million of its valuation allowance pertaining to certain foreign deferred tax assets that became likely than not to be realized.

The Company will continue to assess the realizability of other deferred tax assets which primarily consist of net operating losses and stock option expense deductions in the United States. In assessing the realizability of

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making this assessment, management considers historical trend of taxable losses, projected future taxable income and the reversal of deferred tax liabilities. As of February 28, 2005, the Company continues to provide a full valuation allowance against the majority of its deferred tax assets arising from tax losses in the United States due primarily to (i) cumulative losses in recent periods, (ii) uncertainty related to stock option exercises and related tax deductions generated, and (iii) inherent difficulties in forecasting future taxable income as a result of rapidly changing technology and the Company’s competitive environment. However, if the Company’s positive trend of earnings continues, it is likely the valuation allowance will be reversed at some point in the future although we cannot predict which quarter this will occur. The Company anticipates that reversal will occur no later than the quarter in which its analysis of cumulative losses, adjusted for the impact of permanent items (primarily stock option exercise deductions), becomes positive. After the date on which the valuation allowance is fully reversed, the Company will begin to recognize a tax provision, with respect to U.S. Federal taxes, on a quarterly basis.

Foreign Currency Translation

The Euro has been determined to be the functional currency for the Company’s European operations and local currencies have been determined to be the functional currencies for the Company’s Asian operations.

Foreign exchange gains and losses, which result from the process of remeasuring foreign currency transactions into the appropriate functional currency, are included in other income (expense), net in the Company’s Consolidated Statements of Operations. The translation of foreign currency financial statements into U.S. Dollars is included in other comprehensive income, which is a separate component of stockholders’ equity. Net foreign exchange losses, included in other income, were $800,000, $140,000 and $800,000 for the years ended February 28, 2005, February 29, 2004 and February 28, 2003, respectively.

Significant Customers and Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company primarily places its temporary cash investments with high-credit quality financial institutions which invest predominantly in U.S. Government instruments, investment grade corporate bonds and certificates of deposit guaranteed by banks which are members of the FDIC. Cash deposits are primarily in financial institutions in the United States. However, cash for monthly operating costs of international operations are deposited in banks outside the United States. Deposits of cash outside the United States totaled $27.3 million and $17.6 million at February 28, 2005 and February 29, 2004, respectively.

The Company performs ongoing credit evaluations to reduce credit risk and requires no collateral from its customers. Management estimates the allowance for uncollectible accounts based on their historical experience and credit evaluation. The Company’s standard credit terms are net 30 days in the U.S., net 45 days in EMEA, and range from net 30 to net 60 days in Asia Pacific. One customer accounted for 12% of the Company’s accounts receivable balance at February 28, 2005. No individual customer accounted for more than 10% of the Company’s accounts receivable at February 29, 2004.

Supplemental Cash Flow Information

The Company made cash payments for interest of $3.2 million, $294,000 and $142,000 for the years ended February 28, 2005, February 29, 2004 and February 28, 2003, respectively. The Company made cash payments for income taxes of $1.9 million during the year ended February 28, 2005 and no payments during the years ended February 29, 2004 and February 28, 2003.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Income (Loss) Per Common Share

The Company computes net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” (“SFAS 128”), SEC Staff Accounting Bulletin No. 98 (“SAB 98”) and Emerging Issues Task Force No. 04-8 “The Effect of Contingently Convertible Instruments on Diluted EPS.” Under the provisions of SFAS 128 and SAB 98, basic net income (loss) per common share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share (“Diluted EPS”) is computed by dividing net income (loss) adjusted for interest expense and amortization of debt issuance costs associated with the Convertible Debentures, by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and convertible securities such as our Convertible Debentures. The calculation of diluted net income (loss) per share does not include 8,437,951 potential shares of common stock equivalents for the year ended February 28, 2003, respectively, as their impact on net income (loss) per share would be antidilutive. Diluted net income per share for fiscal years ended February 28, 2005 and February 29, 2004, assumes the conversion of the Convertible Debentures using the “if converted” method. The Convertible Debentrures were not outstanding at February 28, 2003.

The following table reconciles the numerators and denominators of the earnings per share calculation for the years ended February 28, 2005 and February 29, 2004:

	February 28, 2005	February 29, 2004
Diluted net income per share computation:
Net income	$45,426	$13,732
Interest expense on convertible debt	3,025	375
Amortization of debt issuance costs	3,111	393

Net income—diluted	$51,562	$14,500

Weighted Average common shares outstanding	181,636	174,003
Incremental shares attributable to assumed exercise of outstanding options	10,799	8,908
Incremental shares attributable to assumed exercise of convertible debentures	23,447	23,447

	215,882	206,358

Diluted net income per share	$0.24	$0.07

Segment Reporting

The Company identifies its operating segments primarily based on differences in the nature of its products and services and on geographic location. The Company’s operating segments are enterprise and embedded. These segments reflect the Company’s primary focus, sales of RHEL and RHN subscriptions to large enterprises, and the fact that management has decided to maintain a small but strategic presence in the embedded systems market. Retail subscription revenue is included in the enterprise segment because results of retail subscription sales are not reviewed on a disaggregated basis from the Company’s other enterprise subscriptions. Performance of these segments is evaluated based on their respective gross profit margins as disclosed in the Company’s Consolidated Statements of Operations.

The Company’s enterprise segment principally relates to the sale of Red Hat software subscriptions or support services subscriptions for enterprise customers using Red Hat software. Red Hat enterprise products are infrastructure technologies and the Company’s enterprise services are provided in support of the enterprise software that it distributes.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has international sales offices in the United Kingdom, France, Italy, Ireland, Germany, Sweden, Spain, Holland, China, Singapore, Hong Kong, Korea, Australia, India and Japan. The Company manages its international business on a Europe-wide and Asia Pacific-wide basis. The following disclosure aggregates individually immaterial international operations and separately discloses the significant international operations at and for the years ended February 28, 2005, February 29, 2004 and February 28, 2003 (in thousands):

	Americas	Europe	Asia Pacific and Japan	Total

	Year Ended February 28, 2005
Revenue from unaffiliated customers	$132,188	$34,818	$29,460	$196,466
Net income (loss)	$43,714	$1,768	$(56)	$45,426
Total assets	$1,073,628	$31,617	$28,791	$1,134,036

	Year Ended February 29, 2004
Revenue from unaffiliated customers	$85,741	$22,008	$16,988	$124,737
Net income (loss)	$19,908	$(3,251)	$(2,925)	$13,732
Total assets	$1,069,800	$23,193	$18,660	$1,111,653

	Year Ended February 28, 2003
Revenue from unaffiliated customers	$63,163	$15,342	$11,770	$90,275
Net income (loss)	$(13,872)	$4,275	$2,863	$(6,734)
Total assets	$374,533	$10,218	$6,541	$391,292

Comprehensive Income

The Company’s items of other comprehensive income (loss) are comprised of the change in unrealized gains (losses) on investments in marketable securities of ($16.2) million, ($1.3) million, and $7.4 million during years ended February 28, 2005, February 29, 2004 and February 28, 2003, respectively, and a foreign currency translation adjustment of $0.4 million, $1.8 million, and $1.0 million, during years ended February 28, 2005, February 29, 2004 and February 28, 2003, respectively.

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) approved the consensus reached on the Emerging Issues Task Force Issue (“EITF”) No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 provides guidance on determining when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. EITF 03-01 also provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. In September 2004, the FASB delayed until further notice the effective date of the

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

measurement and recognition guidance contained in EITF 03-01, however the disclosure requirements of EITF 03-01 are currently effective. The adoption of EITF 03-01 is not expected to have a material impact on our financial position or results of operations.

In December 2004, the FASB issued FAS No. 123R, “Share-Based Payment.” The statement replaces FAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The adoption of the statement will result in the expensing of the fair value of stock options granted to employees in the basic financial statements. Previously, the Company elected to only disclose the impact of expensing the fair value of stock options in the notes to the financial statements. See “Accounting for Stock-Based Compensation” in NOTE 2. The statement is effective for the years commencing after January 1, 2006.

The statement applies to new equity awards and to equity awards modified, repurchased, or canceled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date shall be recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated from the pro forma disclosures under Statement No. 123. Changes to the grant-date fair value of equity awards granted before the effective date of this statement are precluded. The compensation cost for those earlier awards shall be attributed to periods beginning on or after the effective date of this statement using the attribution method that was used under Statement No. 123, except that the method of recognizing forfeitures only as they occur shall not be continued. Any unearned or deferred compensation (contra-equity accounts) related to those earlier awards shall be eliminated against the appropriate equity accounts. Additionally, common stock purchased pursuant to stock options granted under our employee stock purchase plan will be expensed based upon the fair market value of the stock option.

The statement also allows for a modified version of retrospective application to periods before the effective date. Modified retrospective application may be applied either (a) to all prior years for which Statement No. 123 was effective or (b) only to prior interim periods in the year of initial adoption. An entity that chooses to apply the modified retrospective method to all prior years for which Statement No. 123 was effective shall adjust financial statements for prior periods to give effect to the fair-value-based method of accounting for awards granted, modified, or settled in cash in fiscal years beginning after December 15, 1994, on a basis consistent with the pro forma disclosures required for those periods by Statement No. 123. Accordingly, compensation cost and the related tax effects will be recognized in those financial statements as though they had been accounted for under Statement No. 123. Changes to amounts as originally measured on a pro forma basis are precluded.

The adoption of FAS No. 123R will have a material impact on our results of operations. The future results will be impacted by the number and value of additional stock option grants as well as the value of existing unvested stock options. For more information on the impact of expensing stock options on the three years ended February 28, 2005, Februray 29, 2004 and February 28, 2003, see “Accounting for Stock-Based Compensation” in NOTE 2.

In December 2004, the FASB issued FAS No. 153, “Exchange of Nonmonetary Assets”, which is an amendment to APB Opinion No. 29. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of FAS No. 153 is not expected to have a material impact on our financial position or results of operations.

In October 2004, the American Jobs Creation Act of 2004 (the “AJCA”) was passed. The AJCA provides a deduction for income from qualified domestic production activities which will be phased in from 2005 though 2010. In return, the AJCA also provides for a two-year phase-out of the existing extra-territorial income exclusion for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union.

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities by the American Jobs Creation Act of 2004.” FSP 109-1 treats the deduction as a “special deduction” as described in FAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the same period in which the deduction is claimed in our tax return. The Company is currently evaluating the impact the AJCA will have on our results of operations and financial position.

The AJCA also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. The Company is evaluating the AJCA and is not yet in a position to decide whether, or to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S.; however, upon finalization of our assessment, it is reasonably possible that the Company will repatriate some amount. The amount of income tax incurred should the Company repatriate some level of earnings cannot be reasonably estimated at this time. The Company expects to finalize our assessment sometime in fiscal 2006.

NOTE 3—Business Combinations

Netscape Security Solutions

On December 7, 2004, the Company completed the acquisition of the Netscape Security Solutions unit from Netscape Communications Corporation and America Online, Inc for a purchase price of $21.1 million in cash. An additional $2.5 million is payable by the Company as a result of customer orders being placed on or before April 30, 2005. The payment will be recorded as additional goodwill. The assets acquired are derived from the Enterprise Suite and include Directory Server and Certificate Management System. The Company recorded $14.2 million of identifiable intangible assets based on a valuation prepared by a third party. Below is a summary of the intangibles acquired:

	Balance	Useful life (years)
Purchased technologies	$10,300	3-5
Customer or reseller relationships	3,400	3-5
Trademarks and non-compete agreements	500	3-4

	$14,200

The Company also recorded $7.4 million of goodwill associated with the excess of purchase price over the fair value of the net assets acquired which was primarily the identifiable intangibles.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sistina Software, Inc.

In December 2003, the Company completed the acquisition of all of the outstanding common stock of Sistina Software, Inc. (“Sistina”) in exchange for issuance of 1,979,874 shares of the Company’s common stock and the assumption of all of the outstanding Sistina stock options valued, in the aggregate, at $30.7 million, including net tangible and intangible assets of $2.0 million and $3.0 million, respectively. The Company engaged a third party to determine the fair market value of the net tangible and intangible assets acquired. The excess of purchase price over the fair values of the net assets acquired of $25.7 million has been recorded as goodwill.

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the years ended February 28, 2005 and February 29, 2004 as if the acquisitions of Netscape Security Solutions and Sistina had occurred on March 1, 2003, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisitions actually taken place on March 1, 2003, (in thousands, except per share amounts):

	Year Ended February 28, 2005	Year Ended February 29, 2004
Revenue	$204,634	$132,416
Net income	$49,501	$11,020
Diluted net income	$55,637	$11,788
Basic net income per common share	$.27	$.06
Diluted net income per common share	$.26	$.06

NOTE 4—Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The activity in the Company’s allowance for doubtful accounts for the years ended February 28, 2005, February 29, 2004 and February 28, 2003 is presented in the following table (in thousands):

	Balance at beginning of period	Charged to income or expense	Deductions (a)	Balance at end of period
2003	$1,137	$2,107	$(1,366)	$1,878
2004	$1,878	$1,441	$(2,005)	$1,314
2005	$1,314	$1,743	$(1,728)	$1,329

(a)	Represents amounts written-off as uncollectible accounts receivable.

NOTE 5—Property and Equipment

The Company’s property and equipment consisted of the following (in thousands):

	February 28, 2005	February 29, 2004
Computer equipment	$30,046	$24,409
Software, including software developed for internal use	30,883	24,404
Furniture and fixtures	2,045	1,863
Leasehold improvements	7,211	6,813

	$70,185	$57,489
Less: accumulated depreciation	(37,459)	(28,041)

Property and equipment, net	$32,726	$29,448

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense was $9.3 million, $6.7 million and $5.5 million for the years ended February 28, 2005 and February 29, 2004 and February 28, 2003, respectively.

NOTE 6—Goodwill

In accordance with SFAS 142, the Company completed the annual impairment test as of February 28, 2005 and no goodwill impairment was deemed necessary. The following is a summary of goodwill by reportable segment for the years ended February 28, 2005 and February 29, 2004 (in thousands):

	Enterprise	Embedded	Consolidated
Balance at February 28, 2003	$20,581	$19,516	$40,097
Add: acquisition	25,718	—	25,718
Impact of foreign currency fluctuations	57	—	57

Balance at February 29, 2004	$46,356	$19,516	$65,872
Add: acquisition	7,427	—	7,427
Impact of foreign currency fluctuations	292	—	292

Balance at February 28, 2005	$54,075	$19,516	$73,591

NOTE 7—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of purchased technologies, customer and reseller relationships, trademarks, copyrights and patents, which are amortized over the estimated useful life on a straight line basis. Useful lives range from three to five years for purchased technologies and customer and reseller relationships and three to ten years for trademarks, copyrights and patents. Amortization expense associated with identifiable intangible assets was $1.6 million, $0.2 million and $1.1 million for the years ended February 28, 2005, February 29, 2004 and February 28, 2003, respectively. During the year ended February 28, 2005, the Company acquired an additional $14.2 million in purchased technologies related to the acquisition of the assets acquired from Netscape Security Solutions which include a directory server and certificate management system. The following is a summary of identifiable intangible assets (in thousands):

	As of February 28, 2005			As of February 29, 2004
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$3,928	$(2,708)	$1,220	$3,436	$(2,495)	$941
Purchased technologies and customer and reseller relationships	17,023	(1,503)	15,520	3,000	(100)	2,900

	$20,951	$(4,211)	$16,740	$6,436	$(2,595)	$3,841

As of February 28, 2005, amortization expense on existing intangibles for the next five fiscal years is as follows (in thousands):

2006	$4,236
2007	4,236
2008	3,878
2009	2,528
2010	1,482

$16,360

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—Other Assets

Other assets were comprised of the following (in thousands):

	February 28, 2005	February 29, 2004
Debt issue costs—convertible debentures	$12,269	$15,103
Cost-basis investments	4,300	3,800
Security deposits	1,419	755
Other	172	13

	$18,160	$19,671

The Company reviews the non-marketable cost-basis investments in equity securities for other than temporary declines in fair value based on prices recently paid for shares in that company, as well as changes in market conditions. The carrying values are not necessarily representative of the amounts that the Company could realize in a current transaction.

NOTE 9—Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable at February 28, 2005 and February 29, 2004 approximated their fair values due to the short-term nature of these items. As of February 28, 2005 and February 29, 2004, the fair value of the Convertible Debentures was approximately $514 million and $606 million, respectively.

The fair values of the Company’s short-term and long-term investments in debt securities at February 28, 2005 and February 29, 2004, differed from their historical cost by $10.7 million in unrealized losses and $5.4 million in unrealized gains, respectively. The Company had realized gains on sales of investments in debt securities of approximately $2.2 million, $1.4 million, and $0.9 million during the years ended February 28, 2005, February 29, 2004 and February 28, 2003, respectively. Following is a summary of the historical cost, unrealized gain (loss) and fair values of the Company’s investments at February 28, 2005 and February 29, 2004 (in thousands):

	February 28, 2005
	Cost	Unrealized Gain(Loss)	Fair Value
Short-term corporate and other debt securities	$151,652	$(685)	$150,967
Short-term government and agency debt securities	30,471	(410)	30,061

	$182,123	$(1,095)	$181,028
Long-term corporate and other debt securities	216,882	(3,077)	213,805
Long-term government and agency debt securities	400,332	(6,571)	393,761

	$617,214	$(9,648)	$607,566

	$799,337	$(10,743)	$788,594

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	February 29, 2004
	Cost	Unrealized Gain	Fair Value
Short-term corporate and other debt securities	$132,236	$689	$132,925
Short-term government and agency debt securities	14,361	11	14,372

	$146,597	$700	$147,297
Long-term corporate and other debt securities	229,899	4,842	234,741
Long-term government and agency debt securities	98,176	(134)	98,042

	$328,075	$4,708	$332,783

	$474,672	$5,408	$480,080

As of February 28, 2005, gross unrealized gains and losses on these investments were $0.4 million and $11.1 million, respectively. The investments in debt securities mature through February 28, 2010 and $181.0 million matures in the next fiscal year. The Company evaluates investments with unrealized losses to determine if the losses are other-than-temporary. The gross unrealized losses were primarily due to changes in interest rates. We have determined that the gross unrealized losses at February 28, 2005 are temporary. In making this determination, we considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments’ cost, the length of time the investments have been in an unrealized loss position and our ability to hold the investment to maturity.

NOTE 10—Restructuring Charge

In fiscal year 2003, the Company recorded restructuring charges of $1.5 million related to staff reductions. The restructuring charges were primarily due to a sharpening of the Company’s focus on providing RHEL and related technologies to the large enterprise. All liabilities associated with the restructuring were paid by the beginning of fiscal 2004.

NOTE 11—Accrued Expenses

Accrued expenses were comprised of the following (in thousands):

	February 28, 2005	February 29, 2004
Wages and other compensation	$8,340	$5,320
Trade	7,847	5,494
Taxes	4,556	4,571
Other	322	234

	$21,065	$15,619

NOTE 12—Convertible Debentures

In January 2004, the Company issued $600 million in Convertible Senior Debentures (“Debentures”) to the initial purchaser, a sophisticated, accredited investor with a pre-existing relationship with us, in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and the debentures were resold by the initial purchaser to qualified institutional buyers under Rule 144A under the Securities Act. The Debentures mature on January 15, 2024 and bear interest at a rate of 0.5% per annum, payable semiannually on January 15 and July 15 of each year. The Debentures are senior unsecured obligations

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and rank equally in right of payment with all of the Company’s other existing and future unsecured and unsubordinated debt. The Debentures are convertible into approximately 23,447,000 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 39.0753 shares per $1,000 principal amount of debentures (which represents a conversion price of approximately $25.59 per share) subject to adjustment under certain conditions. The holders of the Debentures may covert their Debentures into shares of the Company’s common stock prior to stated maturity under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ending February 29, 2004 if the closing sale price of the Company’s common stock exceeds 120% of the then current conversion price for at least 20 consecutive trading days in the 30 consecutive trading-day period ending on the last trading day of the immediately preceding fiscal quarter; (2) during any 5 consecutive trading-day period immediately following any 5 consecutive trading-day period (the “Debenture Measurement Period”) in which the average trading price of the Debentures during that Debenture Measurement Period was less than 97% of the average conversion value for the Debentures during such period; however, the holders may not convert their Debentures after January 15, 2019 if on any trading day such Debenture Measurement Period the closing sale price of shares of our common stock was between the then current conversion price on the Debentures and 120% of the then current conversion price of the Debentures; (3) upon the occurrence of specified corporate transactions; or (4) if we have called the Debentures for redemption. Based upon the terms of the Debentures, the contingent conversion features were not triggered as of February 28, 2005. The Company may redeem the Debentures, in whole or in part, in cash at any time on or after January 15, 2009. Holders of the Debentures may require the Company to redeem the Debentures, in whole or in part, in cash on January 15 of 2009, 2014 and 2019. As of February 28, 2005, no Debentures were redeemed. Accrued interest to the redemption date will be paid by the Company in any such redemption. Interest payments on the Debentures totaling $3.0 million were made during the year ended February 28, 2005. Accrued interest at February 28, 2005, was $0.4 million.

In connection with the issuance of the Debentures, the Company incurred $15.8 million of issuance costs, which primarily consisted of investment banker fees, legal and other professional fees. These costs are being amortized using the effective interest rate method and are recorded as additional interest expense over the remaining term of the Debentures. Amortization expense related to the issuance costs was $3.1 million and $0.4 million for the years ended February 28, 2005 and February 29, 2004, respectively. At February 28, 2005, net debt issuance costs associated with the Debentures was $12.3 million.

NOTE 13—Income Taxes

The components of the Company’s provision for income taxes consisted of the following (in thousands):

	February 28, 2005	February 29, 2004	February 28, 2003
Current:
Foreign	$2,893	$—	$—
Federal	219	—	—
State	24	—	—

Current tax expense	3,136	—	—
Deferred:
Foreign	(3,621)	—	—
Federal	—	—	—
State	—	—	—

Deferred tax expense	(3,621)	—	—

Net provision for income taxes	$(485)	$—	$—

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended February 28, 2005, the Company recorded a net tax benefit of approximately $0.5 million. The Company recorded $3.1 million of income tax expense, reversed $3.1 million of its valuation allowance pertaining to certain foreign deferred tax assets as it was determined to be more likely than not that the deferred tax assets in these foreign jurisdictions would be realized and recognized an additional $0.5 million of foreign deferred tax asset.

Significant components of the Company’s deferred tax assets and liabilities at February 28, 2005 and February 29, 2004, consisted of the following (in thousands):

	February 28, 2005	February 29, 2004
Deferred tax assets:
Domestic net operating loss carryforwards (“NOLs”)	$159,002	$162,592
Foreign net operating loss carryforwards	4,605	6,766
Accounts receivable	380	462
Allowance for inventory obsolescence	12	12
Other accruals and liabilities	366	22
Intangibles	415	350
Research and development credit	1,271	1,452
Alternative minimum tax credit	316	—
Goodwill	11,528	12,347
Compensation-related accruals	4,659	903

Total deferred tax assets	182,554	184,906
Valuation allowance for deferred tax assets	(170,932)	(179,520)

Total deferred tax assets	11,622	5,386
Deferred tax liabilities:
Fixed and intangible assets	8,001	5,386

Total deferred tax liabilities	8,001	5,386

Net deferred tax asset	$3,621	$—

As of February 28, 2005 and February 29, 2004, the Company continues to provide a full valuation allowance against its net deferred tax assets with respect to its NOLs in the United States and Asia Pacific since realization of these benefits is not deemed more likely than not. The change during fiscal 2005 in the deferred tax valuation allowance primarily relates to reversal of valuation allowance of $3.1 million in certain EMEA jurisdictions, utilization of net operating loss carryforwards of $5.8 million and other deferred tax adjustments of ($0.3) million.

As of February 28, 2005, the Company had federal and state net operating loss carryforwards of approximately $397.5 million and $421.3 million respectively. These net operating loss carryforwards expire in varying amounts beginning in 2009 and 2004 for Federal and state income tax purposes, respectively. A portion of the net operating loss carryforwards is reflected in additional paid-in capital with a full valuation allowance as these net operating loss carryforwards are generated by deductions related to stock options and warrants. The Company’s research and development credits begin to expire in varying amounts in 2009.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Taxes computed at the statutory federal income tax rates are reconciled to the provision for income taxes for the years ended February 28, 2005, February 29, 2004 and February 28, 2003, respectively, as follows (in thousands):

	February 28, 2005	February 29, 2004	February 28, 2003
Effective rate	(1.08)%	0.00%	0.00%
United States Federal tax at statutory rate	$15,729	$4,615	$(2,244)
State tax (net of Federal tax benefit)	2,247	537	(80)
Foreign taxes	2,053	—	—
Foreign rate differential	—	—	632
Change in valuation reserves	(20,611)	(5,203)	1,684
Nondeductible items	97	51	8

Provision for income taxes	$(485)	$—	$—

NOTE 14—Short Term Payable

At February 29, 2004, the Company had a $15 million line of credit from a financial institution to use to meet the Company’s working capital needs. The line of credit was secured by an amount of the Company’s investments in debt securities equal to the outstanding balance on the line of credit which is held in an investment account managed by this financial institution. There were no amounts outstanding under the line of credit as of February 29, 2004 and the line of credit was terminated by the Company on December 31, 2004.

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

The Company purchased 7,691,100 and 200,000 shares of its common stock during the fiscal years ended February 28, 2005 and February 28, 2003, respectively, at an aggregate cost of $100.0 million and $0.8 million, respectively. This amount is recorded as treasury stock on the Company’s Consolidated Balance Sheets.

Preferred Stock

At February 28, 2005, the Company has authorized 5,000,000 shares of preferred stock with a par value of $0.0001 per share. No shares of preferred stock were outstanding as of February 28, 2005 or February 29, 2004.

NOTE 16—Stock Options

The Company’s 2004 Long-Tern Incentive Plan (“the 2004 Plan”) provides for the granting of stock options and shares of restricted stock, as well as deferred stock units and stock appreciation rights. As of February 28, 2005, 6.2 million shares of common stock were reserved for issuance upon exercise of future options to be granted to any employee, officer or director or consultant of the Company at terms and prices to be determined by the Board of Directors. The 2004 Plan provides that the purchase price per share for each option shall not be

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

less than the fair market value of the common stock on the date of grant. The maximum term for an option granted is five years from the date of grant. Options granted under the plan generally vest 25% upon completion of one full year of service and 6.25% on the first day of each subsequent three-month period. The 1999 Stock Option and Incentive Plan provides that the purchase price per share for each non-qualified option should be set by the Board of Directors on the date of grant. The purchase price per share for each Incentive Stock Option (“ISO”) shall not be less than the fair market value of the common stock on the date of grant. The maximum term for an option granted is ten years from the date of grant. Options granted under the plan generally vest 25% upon completion of one full year of service and 6.25% on the first day of each subsequent three-month period.

The activity for the stock option plans for the three years ended February 28, 2005 is presented in the following table:

	Shares Underlying Options	Weighted Average Exercise Price Per Share
Outstanding at February 28, 2002	24,560,132	$9.17
Granted	7,001,500	5.63
Exercised	(821,063)	3.21
Forfeited	(3,403,491)	11.17

Outstanding at February 28, 2003	27,337,078	8.19
Granted	4,341,176	7.25
Exercised	(8,630,977)	2.72
Forfeited	(1,393,985)	15.24

Outstanding at February 29, 2004	21,653,292	9.67
Granted	5,291,000	14.87
Exercised	(2,560,319)	6.61
Forfeited	(1,372,661)	12.65

Outstanding at February 28, 2005	23,011,312	$11.05

The following summarizes information about the Company’s outstanding stock options at February 28, 2005:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.00-$ 13.40	18,331,736	6.4	$6.41	9,479,997	$3.93
$13.40-$ 26.79	2,907,815	7.6	$19.79	1,300,284	$20.41
$26.79-$ 40.19	1,282,930	5.4	$27.66	1,254,930	$27.66
$40.19-$ 53.59	133,600	4.5	$42.90	133,600	$42.90
$53.59-$ 66.98	12,500	5.0	$55.75	12,500	$55.75
$66.98-$ 80.38	58,500	5.0	$72.87	58,500	$72.87
$80.38-$ 93.78	13,800	4.9	$92.50	13,800	$92.50
$93.78-$1,020.06	270,431	4.8	$117.76	270,431	$117.76

	23,011,312	6.5	$11.05	12,524,042	$11.37

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17—Commitments and Contingencies

As of February 28, 2005, the Company leased office space and certain equipment under various non-cancelable operating and capital leases. Future minimum lease payments required under the operating and capital leases at February 28, 2005 are as follows (in thousands):

Fiscal Year	Operating Leases	Capital Leases
2006	$5,994	$271
2007	5,427	91
2008	4,577	33
2009	4,251	—
2010	3,966	—
Thereafter	22,290	—

Total minimum lease payments	$46,505	395

Less amount representing interest (at rates ranging from 3.2% to 9.3%)		(16)

Present value of minimum lease payments		379
Less current portion		(282)

Long-term portion		$97

Rent expense under operating leases was $5.4 million, $5.3 million and $4.2 million for the fiscal years ended February 28, 2005, February 29, 2004 and February 28, 2003, respectively.

In June 2001, the Company entered into a financing arrangement with a bank for approximately $500,000, the proceeds of which were used to purchase certain networking equipment. This arrangement, which effectively functions as a loan, is secured by a certificate of deposit held at the bank for an equal amount. The financing arrangement has a term of four years and bears interest at a rate of 6% annually. At February 28, 2005, the outstanding balance under this financing arrangement was approximately $69,000. The certificate of deposit renews periodically and allows for the amount therein to be reduced each year to correspond to the outstanding balance under the financing arrangement at the renewal date.

In September 2001, the Company entered into a $3.0 million master lease facility (the “Facility”) with a bank to finance various equipment purchases made by the Company. The Facility had an initial term of one year. The term of the Facility was extended by one year to September 2003 and, as of February 28, 2005, is no longer available for additional borrowings. The facility is secured by a marketable debt security with a fair value of $0.9 million as of February 28, 2005. Each separate lease under the Facility may have a term up to five years and incurs interest at a rate determined at the commencement of each separate lease schedule based on current money market conditions. At February 28, 2005, $0.3 million was outstanding under the Facility.

In January 2002, the Company assumed the lease obligation of an unrelated third party for an office building which serves as the Company’s headquarters. This lease terminates in June 2020. As compensation to the Company for assuming this obligation, the third party paid rent on the Company’s behalf from the commencement of the sublease until February 2003, is allowing the Company the use of all furniture and fixtures, including building improvements, that were in the building at the time of the commencement of the sublease, and paid the Company a certain monthly amount through October 2002, to offset the operating expenses of this building, all of which was valued in the aggregate at $5.9 million. Included in the aggregate amount was $3.6 million representing the fair value of furniture and fixtures. This credit balance began to

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amortize, as a reduction to related rent expense, in fiscal 2004 and will continue to do so until the lease terminates in June 2020. The furniture and fixtures are being depreciated over a period of seven years. As of February 28, 2005, the carrying amount of long-term deferred lease credit was $5.2 million.

Product Indemnification

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

NOTE 18—Legal Proceedings

Red Hat Professional Consulting, Inc., formerly PTI, a wholly owned subsidiary of the Company acquired in February 2001, together with its former directors and some of its former principal shareholders, is a defendant in a suit brought by a former employee in DeKalb County Superior Court in Georgia (Case No. 00-CV-5509-8). The plaintiff asserts, among other things, breach of various employment agreements and seeks monetary damages. Red Hat Professional Consulting, Inc. has filed an answer, affirmative defenses and counterclaims denying all liability and has filed a motion to dismiss which remains pending. All discovery in the matter is complete. The Company has been indemnified in this matter by the former PTI shareholders and further believes that the likelihood of a material loss is remote.

Commencing on or about March 29, 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. On August 8, 2001, Chief Judge Michael Mukasey of the U.S. District Court for the Southern District of New York issued an order that transferred all of the so-called IPO allocation actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings (Case No. 21 MC 92). The court has consolidated the actions into a single action. The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages. No discovery has occurred to date. The individual director and officer defendants have been dismissed from the case without prejudice. The Company believes these complaints are without merit

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and will defend itself vigorously in this matter. There can be no assurance, however, that this matter will be resolved in the Company’s favor. The Company, among other issuers, the plaintiffs, and the insurers have agreed, in concept, to a proposed settlement whereby the Company would be released from this litigation without further payment from the Company. That proposed settlement has been submitted to the court for its consideration, and the court has accepted the proposed settlement subject to certain amendments. The amended proposed settlement is presently subject to re-acceptance by the parties to the settlement, and it is anticipated that, provided sufficient parties accept the amended proposed settlement, the court will make the settlement final.

Commencing on August 4, 2003, the Company filed suit against The SCO Group, Inc. (“SCO”) in the U.S. District Court for the District of Delaware seeking a declaratory judgment that the Company is not infringing any of SCO’s intellectual property rights (Civil Action No. 03-722-SLR). In addition, the Company has asserted claims against SCO under Delaware and federal law, including deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, trade libel and violations of the Lanham Act. The Company contends that SCO has made false and misleading public statements in alleging that software code, in which SCO claims to own copyrights and trade secrets, was misappropriated and incorporated into the Company’s product and that SCO has threatened legal action. On September 15, 2003, SCO filed a motion to dismiss contending, among other things, that no actual controversy exists such that the declaratory judgment that the Company seeks would be warranted. On April 6, 2004, the Court denied SCO’s Motion to Dismiss but stayed further action in the case pending the resolution of litigation pending in the U.S. District Court for the District of Utah between SCO and IBM. On April 20, 2004, Red Hat filed a motion for reconsideration contending that a stay based on the Utah case would be inappropriate; SCO has filed an opposition to that motion. On March 31, 2005, the Court denied the Company’s motion to reconsider but extended to the Company the right to renew the motion should matters materially change in the SCO v. IBM litigation.

In the summer of 2004, 14 class action lawsuits were filed against the Company and several of its present and former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of North Carolina. In each of the actions, plaintiffs seek to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arise in connection with the Company announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs assert that certain present and former officers (the “Individual Defendants”) and the Company variously violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs seek unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in the Company’s common stock; disgorgement by the Company’s Chief Executive Officer and former Chief Financial Officer of certain compensation and profits from trading in the Company’s common stock pursuant to Section 304 of the Sarbanes-Oxley Act of 2002, and other relief. As of September 8, 2004, all of these class action lawsuits were consolidated into a single action referenced as Civil Action No. 5:04-CV-473BR and titled In re Red Hat, Inc. Securities Litigation. Lead counsel and lead plaintiff in the case have now been designated, and on May 6, 2005, the plaintiffs filed an amended consolidated class action complaint. The Company intends to vigorously defend this class action lawsuit. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the class action claims, two purported shareholder derivative actions were filed, in connection with the Restatement, on July 22, 2004 and August 24, 2004, respectively, in the New Castle County Court of Chancery in Delaware, against certain present and former officers and directors of the Company, against PricewaterhouseCoopers LLP, and also naming the Company as a nominal defendant. The suits claim that certain of the Company’s present and former officers and directors breached their fiduciary duties to the Company’s stockholders and to the Company. The complaints are derivative in nature and do not seek relief from the Company. On September 29, 2004, an order was entered consolidating the two actions into a single action referenced as Consolidated Civil Action No. 586-N and titled In re Red Hat, Inc. Derivative Litigation. Defendants in the action have filed motions to dismiss, the plaintiffs have responded, and defendants have submitted their reply brief. In May 2005, the parties by stipulation, requested that the court dismiss the action without prejudice. This request is pending review of the court. The Company believes there are substantial legal and factual defenses to the claims, which it intends to vigorously pursue. There is no assurance, however, that the Company will prevail in defending these actions.

In addition to the derivative actions filed in Delaware, a purported shareholder derivative action was filed, in connection with the Restatement, on August 20, 2004, in the Wake County Superior Court in North Carolina (Civil Action No. 04-CVS-11746), against certain present and former officers and directors of the Company and also naming the Company as a nominal defendant. This suit was subsequently assigned to the North Carolina Business Court. The suit claims that certain of the Company’s present and former officers and directors breached their fiduciary duties to the Company’s stockholders and to the Company. The complaint is derivative in nature and does not seek relief from the Company. On January 6, 2005, defendants filed a motion to stay further proceedings in this matter pending the outcome of the derivative action in Delaware. That motion remains pending before the court. The Company believes there are substantial legal and factual defenses to the claims, which the Company intends to vigorously pursue. There is no assurance that the Company will prevail in defending this action.

Commencing on October 7, 2004, a petition was entered in the United States Bankruptcy Court in the Eastern District of North Carolina (Case No. 04-03642-5) by the bankruptcy administrator of ArsDigita GmbH, a German company, seeking to recover certain assets acquired by RH Interchange, Inc., a wholly-owned subsidiary of the Company, in an asset acquisition in February 2002. Petitioner claims that the German company received insufficient consideration for the transfer of the purchased assets and seeks to avoid that portion of the transaction pertaining to the German company. Petitioner seeks recovery of those transferred assets still in the possession of either the Company or RH Interchange and compensation for those assets no longer in their possession. On November 29, 2004, the Company and its subsidiary filed a motion to dismiss the petition; that petition was subsequently denied and thereafter discovery commenced. The Company believes there are substantial legal and factual defenses to the petition, which the Company intends to vigorously pursue. There is no assurance the Company will prevail in defending this action. The Company is not presently able to reasonably estimate potential losses, if any, related to the petition.

The Company also experiences other routine litigation in the normal course of our business. The Company believes that the outcome of this routine litigation will not have a material adverse effect on its consolidated financial position and results of operations. Legal fees related to litigation are expensed as incurred.

NOTE 19—Employee Benefit Plans

401(k) Plan

The Company provides a retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended (“IRC”). Participants may elect to contribute a portion of their annual compensation to the plan, after complying with certain limitations set by the IRC. Employees are eligible to participate in the plan if they are over 21 years of age. The Company has the option to make contributions to the plan and contributed

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$0.5 million to the plan for the year ended February 28, 2005 and $0.3 million to the plan for the year ended February 29, 2004. The Company did not make any contributions to the plan for the year ended February 28, 2003.

Employee Stock Purchase Plan

In 1999, the Company’s stockholders approved the 1999 Employee Stock Purchase Plan (the “Plan”), under which 1,500,000 shares of the Company’s common stock could be sold to employees. All full-time U.S. and certain non-U.S. employees are eligible to participate in the Plan. The Plan provides that participants may authorize the Company to withhold up to the lesser of 15% or $12,500 of their earnings or on a semi-annual basis, to purchase shares of stock at a price equal to the lesser of 85% of the fair value of the stock as of the first business day of the period or the last business day of the period. The Plan will terminate at the earlier of the date that all 1,500,000 shares have been sold or at June 2, 2009. During the years ended February 28, 2005, February 29, 2004 and February 28, 2003, 194,000, 230,000 and 160,000 shares, respectively, of the Company’s common stock were sold under the Plan.

NOTE 20—Subsequent Event

On March 31, 2005, the Company announced that its Board of Directors authorized the expansion of the Company’s September 2004 Stock Repurchase Program. Under the expanded program, the Company is authorized to repurchase up to an aggregate of $250 million, or an additional $150 million, of the Company’s common stock, par value $.0001 per share, and up to $50 million of its 0.5% Convertible Senior Debentures due 2024 from time to time on the open market or in privately negotiated transactions, as applicable. This expanded program will expire on earlier of (i) March 31, 2006, or (ii) a determination by the Board of Directors, the Chief Executive Office or Chief Financial Officer to discontinue the program.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 21—Unaudited Quarterly Results

Below is unaudited condensed quarterly results for the years ended February 28, 2005 and February 29, 2004:

	Year Ended February 28, 2005 Unaudited
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except per share data)
Subscription and services revenue:
Subscription:
Enterprise technologies	$45,393	$38,113	$33,941	$29,968
Retail	499	512	561	375
Embedded	518	597	423	225

Total subscription revenue	46,410	39,222	34,925	30,568
Services:
Enterprise technologies	10,557	10,771	10,492	10,486
Embedded development services	486	932	907	710

Total services revenue	11,043	11,703	11,399	11,196

Total subscription and services revenue	$57,453	$50,925	$46,324	$41,764
Gross profit	$46,860	$40,836	$37,478	$33,419
Income from continuing operations	$7,467	$7,591	$6,744	$5,144
Other income, net	$4,373	$3,700	$4,440	$5,773
Net income	$11,840	$10,844	$11,825	$10,917
Diluted net income	$13,387	$12,449	$13,366	$12,435
Net income per common share (a):
Basic	$0.07	$0.06	$0.06	$0.06
Diluted	$0.06	$0.06	$0.06	$0.06
Weighted average shares outstanding:
Basic	178,233	182,340	183,422	182,482
Diluted	210,956	215,671	218,836	219,078

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended February 29, 2004 Unaudited
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except per share data)
Subscription and services revenue:
Subscription:
Enterprise technologies	$23,688	$17,210	$14,202	$11,872
Retail	1,666	4,091	3,947	3,821
Embedded	309	466	490	646

Total subscription revenue	25,663	21,767	18,639	16,339
Services:
Enterprise technologies	9,691	9,887	9,147	9,039
Embedded development services	1,417	1,229	1,173	746

Total services revenue	11,108	11,116	10,320	9,785

Total subscription and services revenue	$36,771	$32,883	$28,959	$26,124
Gross profit	$27,854	$24,090	$21,115	$17,742
Income (loss) from continuing operations	$2,323	$1,616	$541	$(1,534)
Other income, net	$2,463	$2,645	$3,097	$2,581
Net income	$4,786	$4,261	$3,638	$1,047
Diluted net income (b)	$5,554	$—	$—	$—
Net income per common share (a):
Basic	$0.03	$0.02	$0.02	$0.01
Diluted	$0.03	$0.02	$0.02	$0.01
Weighted average shares outstanding:
Basic	178,847	173,996	172,127	171,146
Diluted	215,086	184,210	182,377	180,671

(a)	Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per common share.
(b)	Diluted net income is computed by adjusting net income for the interest expense and amortization of debt issuance costs associated with the Debentures assuming the Debentures were converted to common stock.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our accountants on accounting and financial disclosure matters.

ITEM 9A.    CONTROLS AND PROCEDURES

Role of Controls and Procedures

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) or our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of the controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Also projections of any evaluation of effectiveness of controls and procedures to future periods are subject to the risk that the controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the controls and procedures may have deteriorated.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is set forth above under PART II, Item 8, “Financial Statements and Supplementary Data—Management’s Report on Internal Control Over Financial Reporting.”

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter ended February 28, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

Part III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We intend to file with the Securities and Exchange Commission a definitive proxy statement with respect to the Annual Meeting of Stockholders to be held on August 26, 2005. The information under the sections entitled “Board of Director and Corporate Governance Information,” “Compensation and Other Information Concerning Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” from our definitive proxy statement for the annual meeting of stockholders, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended February 28, 2005 (the “2005 Proxy Statement”), is hereby incorporated by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information under the section entitled “Compensation and Other Information Concerning Executive Officers” from the 2005 Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Compensation and Other Information Concerning Executive Officers” from the 2005 Proxy Statement is hereby incorporated by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the section entitled “Compensation and Other Information Concerning Executive Officers” from the 2005 Proxy Statement is hereby incorporated by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the section entitled “Ratification of selection of independent Accountants” from the 2005 Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3.1+

Third Amended and Restated Certificate of Incorporation, as amended, of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on June 4, 1999 (File no. 333-94775))

3.2+

Amended and Restated By-laws, as amended, of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on January 14, 2000 (File no. 333-94775))

4.1+

Specimen certificate representing the common stock of the registrant (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on January 14, 2000 (File no. 333-80051))

4.2+	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-laws of the registrant defining the rights of holders of common stock of the registrant

4.3+

Registration Rights Agreement, dated January 12, 2004, between the registrant and UBS Securities LLC (incorporated by reference to Exhibit 4.3 to the registrant’s Annual Report on Form 10-K filed with the SEC on May 14, 2004 (File no. 000-26281))

4.4+

Indenture, dated as of January 12, 2004, by and between the registrant, as issuer, and U.S. Bank Trust N.A., as trustee, for the 0.50% Convertible Senior Debentures due 2024, including the form of 0.50% Convertible Senior Debentures due 2024 attached thereto as Exhibit A (incorporated by reference to Exhibit 4.4 to the registrant’s Annual Report on Form 10-K filed with the SEC on May 14, 20004 (File no. 000-26281))

10.1+*

Red Hat, Inc. 1998 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on January 14, 2000 (File no. 333-80051))

10.2+*

Red Hat, Inc. 1999 Stock Option and Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on June 27, 2003 (File no. 000-26281))

10.3+*

Red Hat, Inc. 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-1 filed with the SEC on January 14, 2000 (File no. 333-80051))

10.4+	GNU General Public License (incorporated by reference to Exhibit 10.13 to the registrant’s Registration Statement on Form S-1 filed with the SEC on June 4, 1999 ((File no. 333-80051))

10.5+

First Amended and Restated Investor Rights Agreement by and among the registrant and the Investors and Founders listed therein, dated as of February 25, 1999, as amended (incorporated by reference to Exhibit 10.7 to the registrant’s Registration Statement on Form S-1 (File no. 333-80051))

10.6+*	Red Hat, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the SEC on September 23, 2004 (File no. 000-026281)

10.7+*

Non-Qualified Stock Option Agreement by and between the registrant and Matthew Szulik dated November 13, 1998 (incorporated by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-1 filed with the SEC on June 4, 1999 (File no. 333-80051))

Exhibit No.	Description of Exhibit
10.8+*

Incentive Stock Option Agreement by and between the registrant and Matthew Szulik dated November 13, 1998 (incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 filed with the SEC on June 4, 1999 (File no. 333-80051))

10.9+*

Employment Agreement by and between the registrant and Matthew Szulik dated July 24, 2002 (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K filed with the SEC on May 29, 2003 (File No. 000-26281))

10.10+*

Restricted Stock Award Agreement by and between the registrant and Matthew Szulik dated June 27, 2001 (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K filed with the SEC on May 29, 2003 (File No. 000-26281))

10.11+*

Restricted Stock Award Agreement by and between the registrant and Matthew Szulik dated December 17, 2003 (incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report filed on Form 10-K with the SEC on May 14, 2004 (File No. 000-26281))

10.12*	Form of Non-Qualified Stock Option Agreement pursuant to Red Hat, Inc. 1999 Stock Option and Incentive Plan, as amended

10.13*	Form of Incentive Plan and Stock Option Agreement pursuant to Red Hat, Inc. 1999 Stock Option and Incentive Plan, as amended

10.14*	Form of 2004 Long-Term Incentive Plan Director Deferred Stock Unit Agreement (with vesting)

10.15*	Form of 2004 Long-Term Incentive Plan Director Deferred Stock Unit Agreement (Vested)

10.16+*

Form of Non-Qualified Stock Option Agreement for Directors (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report filed on Form 8-K with the SEC on December 21, 2004 (File No. 000-26281))

10.17+*

Form of Non-Qualified Stock Option Agreement for Executives (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report filed on Form 8-K with the SEC on December 21, 2004 (File No. 000-26281))

10.18+*	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report filed on Form 8-K with the SEC on December 21, 2004 (File No. 000-26281))

10.19+*	Form of Amendment to Equity Awards of Executive (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report filed on form 8-K with the SEC on December 21, 2004 (File No. 000-26281))

10.20+*	Executive Variable Compensation Plan (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on October 12, 2004 (File No. 000-26281))

10.21+*

Executive Variable Compensation Plan 2005 Performance Objectives (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on January 10, 2005 (File No. 000-26281))

10.22+*	2004 Independent Director Compensation Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on October 12, 2004 (File No. 000-26281))

10.23+*

Letter Agreement by and between registrant and Charles E. Peters, Jr. (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report filed on Form 10-Q filed with the SEC on October 12, 2004 (File No. 000-26281))

10.24+*

Incentive Stock Option Agreement by and between registrant and Charles E. Peters, Jr. (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report filed on Form 10-Q filed with the SEC on October 12, 2004 (File No. 000-26281))

Exhibit No.	Description of Exhibit

10.25+*	Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on October 12, 2004 (File No. 000-26281))

10.26*	Letter Agreement by and between the registrant and Paul J. Cormier dated April 17, 2001

10.27*	Letter Agreement by and between the registrant and Alex Pinchev dated March 18, 2003

10.28*	Letter Agreement by and between the registrant and Joanne Rohde dated January 8, 2004

10.29*	Letter Agreement by and between the registrant and Michael R. Cunningham dated April 16, 2004

10.30*	Summary of Executive and Director Compensation

21.1+	Subsidiaries of Red Hat, Inc. (incorporated by reference to Exhibit 21.1 of the registrant’s Annual Report filed on form 10-K with the SEC on May 15, 2004 (File No. 000-26281))

23.1	Consent of PricewaterhouseCoopers LLP

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

Date May 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW J. SZULIK Matthew J. Szulik	Chief Executive Officer, President and Chairman of the Board of Directors (principal executive officer)	May 16, 2005

/s/ CHARLES E. PETERS, JR. Charles E. Peters, Jr.	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	May 16, 2005

/s/ ROBERT F. YOUNG Robert F. Young	Director	May 16, 2005

/s/ EUGENE MCDONALD Eugene McDonald	Director	May 16, 2005

/s/ WILLIAM S. KAISER William S. Kaiser	Director	May 16, 2005

/s/ MARYE ANNE FOX, PH.D. Marye Anne Fox, Ph. D.	Director	May 16, 2005

/s/ W. STEVE ALBRECHT W. Steve Albrecht	Director	May 16, 2005

/s/ HENRY HUGH SHELTON Henry Hugh Shelton	Director	May 16, 2005

/s/ EDWARD KOZEL Edward Kozel	Director	May 16, 2005