Form 10-Q
period 2005-05-31
RED HAT INC
filed 2005-07-11
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2005

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

As of May 31, 2005, there were 176,746,100 shares of common stock outstanding.

RED HAT, INC.

PART I FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands – except share amounts)

	May 31, 2005	February 28, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$244,368	$140,169
Investments in debt securities	190,134	181,028
Accounts receivable, net	47,672	48,402
Earnings in excess of billings	2,761	3,557
Prepaid expenses and other current assets	13,412	12,097

Total current assets	498,347	385,253

Property and equipment, net	33,137	32,726
Goodwill	75,760	73,591
Identifiable intangibles, net	15,782	16,740
Investments in debt securities	517,036	607,566
Other assets, net	17,713	18,160

Total assets	$1,157,775	$1,134,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,219	$8,426
Accrued expenses	25,109	21,065
Deferred revenue	125,439	109,426
Current portion of capital lease obligations	47	282

Total current liabilities	154,814	139,199

Deferred lease credits	5,122	5,179
Long term deferred revenue	32,469	27,890
Capital lease obligations	—	97
Convertible notes	590,000	600,000
Commitments and contingencies	—	—
Stockholders’ equity:
Minority interest	428	557
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.0001 par value, 300,000,000 shares authorized, 187,040,100 and 186,569,771 shares issued, and 176,746,100 and 176,740,771 shares outstanding at May 31, 2005 and February 28, 2005, respectively	19	19
Additional paid-in capital	719,330	714,604
Deferred compensation	(4,265)	(4,792)
Accumulated deficit	(219,364)	(231,798)
Treasury stock at cost, 10,294,000 and 9,829,000 shares at May 31, 2005 and February 28, 2005 , respectively	(112,537)	(107,409)
Accumulated other comprehensive loss	(8,241)	(9,510)

Total stockholders’ equity	375,370	361,671

Total liabilities and stockholders’ equity	$1,157,775	$1,134,036

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands - except share and per share amounts)

	Three Months Ended
	May 31, 2005	May 31, 2004
	(unaudited)	(unaudited)
Subscription and services revenue:
Subscription:
Enterprise technologies	$48,743	$29,968
Retail	—	375
Embedded	497	225

Total subscription revenue	49,240	30,568

Services:
Enterprise technologies	11,383	10,486
Embedded development services	157	710

Total services revenue	11,540	11,196

Total subscription and services revenue	60,780	41,764

Cost of subscription and services revenue:
Subscription:
Enterprise technologies and retail	5,119	1,913
Embedded	55	69

Total cost of subscription revenue	5,174	1,982

Services:
Enterprise technologies	6,149	5,486
Embedded development services	645	877

Total cost of services revenue	6,794	6,363

Total cost of subscription and services revenue	11,968	8,345

Gross profit enterprise technologies and retail	48,858	33,430
Gross loss embedded	(46)	(11)

Total gross profit	48,812	33,419

Operating expense:
Sales and marketing	20,005	13,114
Stock-based compensation sales and marketing expense	11	108
Research and development	9,795	7,083
Stock-based compensation research and development expense	53	192
General and administrative	9,222	6,465
Amortization of intangibles	958	159
Stock-based compensation general and administrative expense	1,121	1,154

Total operating expense	41,165	28,275

Income from operations	7,647	5,144
Other income and expense, net	7,735	7,336
Interest expense	(1,566)	(1,563)

Income before provision for income taxes	13,816	10,917

Provision for income taxes	1,381	—

Net income	$12,435	$10,917

Net income per share:
Basic	$0.07	$0.06
Diluted	$0.07	$0.06

Weighted average shares outstanding:
Basic	176,781	182,482
Diluted	206,907	219,078

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	May 31, 2005	May 31, 2004
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$12,435	$10,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,547	2,306
Deferred income taxes	(193)	—
Stock-based compensation expense	1,185	1,288
Gain from repurchase of convertible debt	(1,596)	—
Provision for doubtful accounts	84	748
Amortization of debt issue costs	782	764
Other	22	(131)
Changes in operating assets and liabilities:
Accounts receivable and earnings in excess of billings	596	2,149
Prepaid expenses and other current assets	(1,404)	(463)
Intangibles and other assets	354	(651)
Accounts payable	(4,101)	(737)
Accrued expenses	2,464	(568)
Deferred revenue	22,486	15,535
Deferred lease credits	(57)	(40)

Net cash provided by operating activities	36,604	31,117

Cash flows from investing activities:
Purchase of investment securities	(8,600)	(585,280)
Proceeds from sales and maturities of investment securities	91,286	224,188
Purchase of other investments	(767)	—
Purchase of property and equipment	(3,272)	(5,368)

Net cash provided by (used in) investing activities	78,647	(366,460)

Cash flows from financing activities:
Repurchase of convertible debt	(8,210)	—
Structured stock repurchases	1,031	—
Net proceeds from issuance of common stock under Employee Stock Purchase Plan	727	872
Proceeds from exercise of common stock options	1,706	10,410
Purchase of treasury stock	(5,128)	—
Payments on capital lease obligations	(332)	(248)

Net cash provided by (used in) financing activities	(10,206)	11,034

Effect of foreign currency exchange rates on cash and cash equivalents	(846)	(1,304)
Net increase (decrease) in cash and cash equivalents	104,199	(325,613)
Cash and cash equivalents at beginning of the period	140,169	461,304

Cash and cash equivalents at end of period	$244,368	$135,691

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—Organization

Red Hat, Inc., incorporated in Delaware, together with its subsidiaries (“Red Hat” or the “Company”) is the recognized global technology and brand leader in providing an enterprise operating platform based on open source technology for the large enterprise. The Company applies its technology leadership to create its enterprise operating platform, Red Hat Enterprise Linux (“RHEL”) and related layered infrastructure technology solutions, based on open source technology. The Company’s enterprise solutions meet the functionality requirements and performance demands of the large enterprise and the third-party computer hardware and software applications that are critical to the large enterprise. In 2002, the Company launched the first in a line of RHEL solutions for large enterprise customers, RHEL AS. RHEL AS was developed to compete with proprietary Unix and Windows as the primary operating platform for applications in the middle tier and data center of the information technology infrastructure of large enterprises. In 2003, the Company launched three additional technology solutions in the RHEL line: RHEL ES, RHEL WS and Red Hat Network (“RHN”). RHEL ES and WS broaden the areas of the information technology infrastructure to which the Company’s enterprise operating platforms are relevant. The Company provides the chief information officers of the largest companies in the world with the choice of a RHEL operating platform for all application areas including the technical/developer workstation, edge of the network applications, the information technology infrastructure (applications such as database, ERP and large file systems), the corporate desktop and the data center. RHN provides an integrated management service that allows RHEL technologies to be updated, configured and the performance of these technologies to be monitored in an automated fashion. These technology solutions, and the enterprise technology and systems management offerings that will follow them, reflect the Company’s commitment to provide an enterprise-wide infrastructure platform based on open source technology.

NOTE 2 - Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the quarter ended May 31, 2005 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three month period ended May 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal quarter ending August 31, 2005 or the fiscal year ending February 28, 2006. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.

Reclassifications

Certain prior period amounts were reclassified to conform with current period presentation.

In connection with preparation of the consolidated financial statements at February 28, 2005, the Company concluded that it was appropriate to classify its investments in auction rate securities as short-term available-for-sale investments. In prior quarters, such investments were classified as cash and cash equivalents. The Company has made corresponding revisions to the accompanying consolidated statements of cash flows to reflect the gross purchases and sales of these securities as investing activities. As a result, cash used in investing activities decreased by $27.9 million in the quarter ended May 31, 2004. This revision in classification does not affect previously reported cash flows from operations or from financing activities.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets. The Company had no impairments of its long lived assets in the quarter ended May 31, 2005.

Deferred Commissions

Deferred commissions are the incremental costs that are directly associated with noncancelable subscription contracts with customers and consist of sales commissions paid to the Company’s sales force. The commissions are deferred and amortized over the noncancelable terms of the related customer contracts, which are typically twelve months. The commission payments are paid in full subsequent to the month in which the customer’s service commences. The deferred commission amounts are recoverable through the future revenue streams under the noncancelable customer contracts. In addition, the Company has the ability and intent under the commission plans with its sales force to recover commissions previously paid to its sales force in the event that customers breach the terms of their subscription agreements and do not pay fully for their subscription agreements. Amortization of deferred commissions is included in sales and marketing expense in the accompanying consolidated statements of operations. Deferred commissions are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets.

Debt Issue Costs

The costs related to the issuance of the convertible debt offering, which was closed on January 12, 2004, were capitalized and are being amortized to interest expense through January, 2009, the first scheduled date on which holders have the option to require the Company to repurchase the convertible debt. Issuance costs related to the Company’s convertible debt offering totaled $15.7 million and primarily consisted of investment banking fees, legal and other professional fees. Amortization expense, which is included in interest expense, was $0.8 million for the three months ended May 31, 2005 and 2004.

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

Enterprise subscription revenue is comprised primarily of revenue from sales of RHEL technology solutions, however, through April 2004, the Company also generated enterprise subscription revenue from sales of Red Hat Linux and related software development tools. RHEL products are generally offered with either one or three year base subscription periods; the majority of our subscriptions have one-year terms. These technologies are sold under a subscription agreement which generally specifies one or three year renewal rates. The base subscription entitles the end user to the technology itself and post contract customer support (“PCS”) consisting of security errata, updates to the technology, upgrades to new versions of RHEL, on a when and if available basis, during the term of the subscription. The Company sells RHEL through four channels: distribution, direct sales, OEMs and the web. The Company recognizes revenue from the sale of RHEL offerings ratably over the period of the subscription beginning on the commencement date of the subscription agreement. The Company does not sell the RHEL technology or the components of the PCS that are included in the subscription on a stand alone basis.

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

The Company previously sold Red Hat Linux consumer products through retail distributors. The retail product was offered in one version during fiscal 2005: Red Hat Professional Workstation which has since been discontinued. During fiscal 2004, Red Hat sold two different versions of Red Hat Linux (9 and Professional Workstation). The revenue associated with products whose subscription period was 30 days or less was recognized immediately upon shipment to the distributor because the cost to the Company associated with such subscriptions was de minimis. For retail products whose subscription period for support services was greater than 30 days, the Company recognized the revenue ratably over the period that the subscription services were provided, beginning on the estimated date of purchase by the end user. A reserve for sales returns was recognized for sales of retail software products to distributors, who have a right of return, based on the Company’s historical experience of sell-through to the end user by the distributor. The predominant portion of the Company’s retail distribution agreements provide that distributors only have 90 days from date of original shipment to return unsold product. The Company recognized revenues from sales of retail products with subscription periods less than 30 days upon shipment to the distributor because the Company was able to estimate returns with a reasonable degree of accuracy, the fee was fixed or determinable and collection of the resulting receivable was probable.

Embedded subscription consists of revenue for technical support and maintenance services provided pursuant to software compiling, debugging and optimization agreements. Revenue is recognized ratably over the term of the agreement, which is typically 12 months.

Services Revenue

Services revenue is comprised of enterprise technology services and embedded development. Enterprise technology services are comprised of revenue for enterprise consulting and engineering services, and customer training and education. Enterprise technology services are provided under agreements in which customers either pay the Company on a fixed fee or hourly basis to assist in the deployment of enterprise technologies. Enterprise technology engineering services represent revenues earned under fixed fee or hourly arrangements, principally with the Company’s OEM partners to add functionality to its RHEL line of technologies. Revenues under hourly arrangements are recognized as work is performed. Revenues under fixed fee arrangements are recognized either on a proportional performance basis (i.e., if the arrangement involves the delivery of software which includes significant production, customization and modification) or upon passage of time dependent upon the terms of each individual engagement. Revenue from customer training and education is recognized as the services are performed.

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

SFAS No. 123, “Accounting for Stock-Based Compensation”(“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of FASB Statement No. 123” (“SFAS 148”), requires the Company to disclose pro forma information regarding stock option grants issued to its employees. SFAS 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company’s Consolidated Statement of Operations because APB 25 specifies that no compensation charge arises when the exercise price of employees’ stock options equals the market value of the underlying stock at the grant date, as in the case of options granted to the Company’s employees during the fiscal periods reflected below. The fair value of options was estimated using the following assumptions for the three months ended May 31, 2005 and 2004:

	Three Months Ended May 31, 2005	Three Months Ended May 31, 2004
Expected dividend yield	0%	0%
Risk-free interest rate	3.65%	3.80%
Expected volatility	77.13%	89.27%
Expected life (in years)	3	5

The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock based employee compensation (in thousands, except per share amounts):

	Three Months Ended May 31, 2005 (unaudited)	Three Months Ended May 31, 2004 (unaudited)
Net income, as reported	$12,435	$10,917
Add: Recognized stock-based compensation expense for options	1,185	1,454

Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(9,779)	(14,255)

Pro forma net income (loss)	$3,841	$(1,884)

Earnings (loss) per share data:
Basic as reported	$0.07	$0.06
Basic pro forma	$0.02	$(0.01)
Diluted as reported	$0.07	$0.06
Diluted pro forma	$0.03	$0.00

The weighted average estimated fair value of employee stock options granted was $ 5.56 and $15.87 per share during the three months ended May 31, 2005 and 2004, respectively.

Deferred Taxes

The Company accounts for income taxes using the liability method that requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of the Company’s assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The Company has recorded a valuation allowance against the majority of its deferred tax assets due to uncertainty of realization of these deferred tax assets. During the quarter ended May 31, 2005, the Company recorded a tax provision of $1.4 million.

The Company continues to assess the realizability of its deferred tax assets which primarily consist of net operating losses and stock option expense deductions in the United States. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making this assessment, management considers the historical trend of taxable losses, projected future taxable income and the reversal of deferred tax liabilities. As of May 31, 2005, the Company continues to provide a full valuation allowance against the majority of its deferred tax assets arising from tax losses in the United States due primarily to (i) cumulative losses in recent periods, (ii) uncertainty related to stock option exercises and related tax deductions generated, and (iii) inherent difficulties in forecasting future taxable income as a result of rapidly changing technology and the Company’s competitive environment. However, if the Company’s positive trend of earnings continues, it is likely the valuation allowance will be reversed at some point in the future although we cannot predict which quarter this will occur. The Company anticipates that reversal will occur no later than the quarter in which its analysis of cumulative losses, adjusted for the impact of permanent items (primarily stock option exercise deductions), becomes positive. After the date on which the valuation allowance is reversed, the Company will begin to recognize a tax provision, with respect to U.S. Federal taxes, on a quarterly basis.

Earnings per share

The Company computes net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” (“SFAS 128”), SEC Staff Accounting Bulletin No. 98 (“SAB 98”) and Emerging Issues Task Force No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted EPS.” Under the provisions of SFAS 128 and SAB 98, basic net income (loss) per common share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share (“Diluted EPS”) is computed by dividing net income (loss) adjusted for interest expense and amortization of debt issuance costs associated with the Convertible Debentures, by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of shares issuable upon the exercise of stock options and convertible securities such as our Convertible Debentures. Diluted net income per share assumes the conversion of the Convertible Debentures using the “if converted” method.

The following table reconciles the numerators and denominators of the earnings per share calculation for the three months ended May 31, 2005 and 2004:

	May 31, 2005	May 31, 2004
Diluted net income per share computation:
Net income	$12,435	$10,917
Interest expense on convertible debt	747	750
Amortization of debt issuance costs	782	764

Net income—diluted	$13,964	$12,431

Weighted Average common shares outstanding	176,781	182,482
Incremental shares attributable to assumed exercise of outstanding options	6,889	13,151
Incremental shares attributable to assumed exercise of convertible debentures	23,237	23,445

	206,907	219,078

Diluted net income per share	$0.07	$0.06

Segment Reporting

The Company identifies its operating segments primarily based on differences in the nature of its products and services and on geographic location. The Company’s operating segments are enterprise and embedded. These segments reflect the Company’s primary focus, sales of enterprise technology subscriptions to large enterprises, and the fact that management has decided to maintain a presence in the embedded systems market. Retail subscription revenue is included in the enterprise segment because results of retail subscription sales are not reviewed on a disaggregated basis from the Company’s other enterprise subscriptions. Performance of these segments is evaluated based on their respective gross profit margins as disclosed in the Company’s Consolidated Statements of Operations.

The Company’s enterprise segment principally relates to the sale of Red Hat software subscriptions or support services subscriptions for enterprise customers using Red Hat software. Red Hat enterprise products are infrastructure technologies and the Company’s enterprise services are provided in support of the enterprise software that it distributes. The Company’s embedded segment is based on providing service and support primarily related to embedded devices. This business continues to target a unique subset of customers that are separate and distinct from the Company’s enterprise customers, employs dedicated resources and is managed separately. Results of this segment are regularly reviewed separately from the Company’s enterprise products for the purpose of allocating resources and assessing performance.

The Company evaluates its assets on a consolidated basis only. Accordingly, no information has been provided and no allocations have been made related to segment assets.

The Company has international sales offices in a number of jurisdictions, including the United Kingdom, France, Italy, Ireland, Germany, Sweden, Spain, Holland, China, Singapore, Hong Kong, Korea, Australia, India and Japan. The Company manages its international business on a Europe-wide and Asia Pacific-wide basis. The following disclosure aggregates individually immaterial international operations and separately discloses the significant international operations at and for the quarters ended May 31, 2005 and 2004 (in thousands):

	North America	Europe	Asia Pacific and Japan	Total
	Three Months Ended May 31, 2005 (unaudited)
Revenue from unaffiliated customers	$41,303	$10,709	$8,768	$60,780
Net income (loss)	$13,198	$(267)	$(496)	$12,435
Total assets at May 31, 2005	$1,087,525	$38,121	$32,129	$1,157,775

	Three Months Ended May 31, 2004 (unaudited, restated)
Revenue from unaffiliated customers	$28,445	$7,161	$6,158	$41,764
Net income	$11,072	$(631)	$476	$10,917
Total assets at May 31, 2004	$1,083,964	$26,282	$23,233	$1,133,479

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) approved the consensus reached on the Emerging Issues Task Force Issue No. 03-01 (“EITF 03-01”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 provides guidance on determining when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. EITF 03-01 also provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. In September 2004, the FASB delayed until further notice the effective date of the measurement and recognition guidance contained in EITF 03-01, however the disclosure requirements of EITF 03-01 are currently effective. The adoption of EITF 03-01 is not expected to have a material impact on our financial position or results of operations.

In December 2004, the FASB issued FAS No. 123R, “Share-Based Payment.” The statement replaces FAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The adoption of the statement will result in the expensing of the fair value of stock options granted to employees in the basic financial statements. Previously, the Company elected to only disclose the impact of expensing the fair value of stock options in the notes to the financial statements. See “Accounting for Stock-Based Compensation” in NOTE 2. The statement is effective for years commencing after January 1, 2006.

The statement applies to new equity awards and to equity awards modified, repurchased or canceled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date shall be recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated from the pro forma disclosures under Statement No. 123. Changes to the grant-date fair value of equity awards granted before the effective date of this statement are precluded. The compensation cost for those earlier awards shall be attributed to periods beginning on or after the effective date of this statement using the attribution method that was used under Statement No. 123, except that the method of recognizing forfeitures only as they occur shall not be continued. Any unearned or deferred compensation (contra-equity accounts) related to those earlier awards shall be eliminated against the appropriate equity accounts. Additionally, common stock purchased pursuant to stock options granted under our employee stock purchase plan will be expensed based upon the fair market value of the stock option.

The statement also allows for a modified version of retrospective application to periods before the effective date. Modified retrospective application may be applied either (a) to all prior years for which Statement No. 123 was effective or (b) only to prior interim periods in the year of initial adoption. An entity that chooses to apply the modified retrospective method to all prior years for which Statement No. 123 was effective shall adjust financial statements for prior periods to give effect to the fair-value-based method of accounting for awards granted, modified or settled in cash in fiscal years beginning after December 15, 1994, on a basis consistent with the pro forma disclosures required for those periods by Statement No. 123. Accordingly, compensation cost and the related tax effects will be recognized in those financial statements as though they had been accounted for under Statement No. 123. Changes to amounts as originally measured on a pro forma basis are precluded.

The adoption of FAS No. 123R will have a material impact on our results of operations. The future results will be impacted by the number and value of additional stock option grants as well as the value of existing unvested stock options. For more information on the impact of expensing stock options on the three months ended May 31, 2005 and 2004, see “Accounting for Stock-Based Compensation” in NOTE 2.

In December 2004, the FASB issued FAS No. 153, “Exchange of Nonmonetary Assets”, which is an amendment to APB Opinion No. 29. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of FAS No. 153 is not expected to have a material impact on our financial position or results of operations.

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

In December 2004, the FASB issued FASB Staff Position No. 109-1 (“FSP 109-1”), “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities by the American Jobs Creation Act of 2004.” FSP 109-1 treats the deduction as a “special deduction” as described in FAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the same period in which the deduction is claimed in our tax return. The Company is currently evaluating the impact the AJCA will have on our results of operations and financial position.

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

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections.” The statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for, and reporting of, a change in accounting principle. The statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

NOTE 3 - Comprehensive Income

The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income for the three month periods ended May 31, 2005 and 2004 was as follows (in thousands):

	Three Months Ended May 31, 2005 (unaudited)	Three Months Ended May 31, 2004 (unaudited)
Comprehensive income:
Net income	$12,435	$10,917
Foreign currency translation adjustments	(9)	(294)
Change in unrealized losses on marketable securities	1,277	(12,385)

Total comprehensive income, net of taxes	$13,703	$(1,762)

As of May 31, 2005 and February 28, 2005, the Company holds investments in debt securities with an unrealized loss of $ 9.5 million and $ 10.7 million, respectively.

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

In the summer of 2004, 14 class action lawsuits were filed against the Company and several of its present and former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of North Carolina. In each of the actions, plaintiffs seek to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arise in connection with the Company announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs assert that certain present and former officers (the “Individual Defendants”) and the Company variously violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs seek unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in the Company’s common stock, disgorgement by the Company’s Chief Executive Officer and former Chief Financial Officer of certain compensation and profits from trading in the Company’s common stock pursuant to Section 304 of the Sarbanes-Oxley Act of 2002, and other relief. As of September 8, 2004, all of these class action lawsuits were consolidated into a single action referenced as Civil Action No. 5:04-CV-473BR and titled In re Red Hat, Inc. Securities Litigation. Lead counsel and lead plaintiff in the case have now been designated, and on May 6, 2005, the plaintiffs filed an amended consolidated class action complaint. The Company intends to vigorously defend this class action lawsuit. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

In addition to the class action claims, two purported shareholder derivative actions were filed, in connection with the Restatement, on July 22, 2004 and August 24, 2004, respectively, in the New Castle County Court of Chancery in Delaware, against certain present and former officers and directors of the Company, against PricewaterhouseCoopers LLP, and also naming the Company as a nominal defendant. The suits claim that certain of the Company’s present and former officers and directors breached their fiduciary duties to the Company’s stockholders and to the Company. The complaints are derivative in nature and do not seek relief from the Company. On September 29, 2004, an order was entered consolidating the two actions into a single action referenced as Consolidated Civil Action No. 586-N and titled In re Red Hat, Inc. Derivative Litigation. Defendants in the action have filed motions to dismiss, the plaintiffs have responded, and defendants have submitted their reply brief. In May 2005, the parties by stipulation, requested that the court dismiss the action without prejudice. On May 25, 2005 the court approved the stipulation, and the case was dismissed without prejudice.

In addition to the derivative actions filed in Delaware, a purported shareholder derivative action was filed, in connection with the Restatement, on August 20, 2004, in the Wake County Superior Court in North Carolina (Civil Action No. 04-CVS-11746), against certain present and former officers and directors of the Company and also naming the Company as a nominal defendant. This suit was subsequently assigned to the North Carolina Business Court. The suit claims that certain of the Company’s present and former officers and directors breached their fiduciary duties to the Company’s stockholders and to the Company. The complaint is derivative in nature and does not seek relief from the Company. On January 6, 2005, defendants filed a motion to stay further proceedings in this matter pending the outcome of the derivative action in Delaware and a motion to dismiss. These motions remain pending before the court. The Company believes there are substantial legal and factual defenses to the claims, which the Company intends to vigorously pursue. There is no assurance that the Company will prevail in defending this action.

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

NOTE 5 - Income Taxes

During the three months ended May 31, 2005, the Company recorded income tax expense of $1.4 million. This provision is based on an estimated effective tax rate of 10%, primarily due to taxes in certain Asian and European countries where the Company has taxable income and no operating loss carryforwards, or where the Company has recognized deferred tax assets related to such loss carryforwards. During the three months ended May 31, 2004, the Company did not recognize income tax expense due to management’s full year estimate, as of May 31, 2004 that no tax expense would be incurred for the year ending February 28, 2005.

The Company continues to assess the realizability of its deferred tax assets which primarily consist of net operating losses and stock option expense deductions in the United States. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making this assessment, management considers the historical trend of taxable losses, projected future taxable income and the reversal of deferred tax liabilities. As of May 31, 2005, the Company continues to provide a full valuation allowance against the majority of its deferred tax assets arising from tax losses in the United States due primarily to (i) cumulative losses in recent periods, (ii) uncertainty related to stock option exercises and related tax deductions generated, and (iii) inherent difficulties in forecasting future taxable income as a result of rapidly changing technology and the Company’s competitive environment. However, if the Company’s positive trend of earnings continues, it is likely the valuation allowance will be reversed at some point in the future although we cannot predict which quarter this will occur. After the date on which the valuation allowance is fully reversed, the Company will begin to recognize a tax provision, with respect to U.S. Federal taxes, on a quarterly basis.

NOTE 6 – Share Repurchase Program and Debt Buyback

On September 29, 2004, the Company announced that its Board of Directors had authorized a program to repurchase up to $100 million of the Company’s common stock, par value $.0001 per share, from time to time on the open market or in privately negotiated transactions. The program will expire on the earlier of (i) September 30, 2005, or (ii) a determination by the Board of Directors, the Chief Executive Office or the Chief Financial Officer to discontinue the program. During the period from September 29, 2004 through February 28, 2005, the Company acquired 7.7 million shares under the program at a total cost of approximately $100 million. This amount was recorded as treasury stock on the Company’s Consolidated Balance Sheets.

On March 31, 2005, the Company announced that its Board of Directors had authorized the expansion of its previously announced common stock repurchase program. Under the expanded program, the Company is authorized to repurchase up to an aggregate of $250 million, or an additional $150 million from the Company’s previously authorized September 2004 Stock Repurchase Program, of the Company’s common stock, par value $.0001 per share, and up to $50 million of its 0.5%

Convertible Senior Debentures due 2024 from time to time on the open market or in privately negotiated transactions, as applicable. The program will expire on the earlier of (i) March 31, 2006, or (ii) a determination by the Board of Directors, the Chief Executive Office or the Chief Financial Officer to discontinue the program. During the quarter ended May 31, 2005, the Company acquired 465,000 shares under the expanded program at a total cost of approximately $5.1 million. This amount was recorded as treasury stock on the Company’s Consolidated Balance Sheets.

During the quarter ended May 31, 2005, the Company entered into a $20 million structured stock repurchase transaction which matured and settled during the quarter. At maturity of the structured stock repurchase transaction, had the Company’s stock been below a pre-determined market price, the Company would have received up to an aggregate of 1.9 million shares of its common stock in return for its investment. At the actual maturity of the transaction, the market price of the stock was above the pre-determined market price and resulted in the Company receiving its $20 million investment returned with a premium of $1.0 million. The $1.0 million premium was recorded as additional paid in capital on the Company’s Consolidated Balance Sheet at May 31, 2005.

During the quarter ended May 31, 2005, the Company repurchased $10.0 million in face value of its 0.5% Convertible Senior Debentures due 2024 at a cost of $8.2 million. The repurchased Debentures were canceled pursuant to terms of the Indenture and the $1.8 million difference in face value and the cost was recorded as other income in the Company’s Consolidated Income Statement, net of $0.2 million write-off of deferred debt issuance costs related to the canceled Debentures.

NOTE 7—Goodwill

In accordance with SFAS 142, the Company completed the annual impairment test as of February 28, 2005 and no goodwill impairment was deemed necessary. The following is a summary of goodwill by reportable segment for the quarters ended May 31, 2005 and February 28, 2005 (in thousands):

	Enterprise	Embedded	Consolidated
Balance at February 28, 2005	$54,075	$19,516	$73,591
Add: Acquisition earn-out	2,500	—	2,500
Deduct: Impact of foreign currency fluctuations and other	(331)	—	(331)

Balance at May 31, 2005	$56,244	$19,516	$75,760

In April, 2005 the conditions requiring the Company to pay $2.5 million under the earnout provisions of an acquisition consummated in December, 2004 were achieved, resulting in an increase in goodwill for the quarter ended May 31, 2005.

NOTE 8—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of purchased technologies, customer and reseller relationships, trademarks, copyrights and patents, which are amortized over the estimated useful life on a straight line basis. Useful lives range from three to five years for purchased technologies and customer and reseller relationships and three to ten years for trademarks, copyrights and patents. There were no additions to identifiable intangible assets during the quarter ended May 31, 2005.

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

OVERVIEW

We are the global leader in providing an enterprise operating system and related software and services based on open source technology for large enterprises. Open source software is an alternative to proprietary software. There are no licensing fees associated with open source software. Therefore, we do not recognize revenue from the licensing of the code itself. We provide value to our customers through the integration and testing of Red Hat enterprise technologies, the levels of performance of Red Hat enterprise technologies and rapid innovation of Red Hat enterprise technologies in a manner that allows this innovation to be consumed by our customers. In addition, we provide certain managed services for each of our technologies through RHN, as a standard component of our subscriptions. We sell our enterprise technologies, such as RHEL, through subscriptions, and we recognize revenue over the period of the enterprise technology services subscription agreements with our customers. Our products and services are offered primarily to large enterprises, government organizations, and small and medium size businesses.

We have focused on introducing and gaining acceptance for our enterprise technologies: RHEL AS, ES and WS and RHN for the past three fiscal years. In 2002, we introduced our initial RHEL offering, RHEL AS, formerly called Advanced Server. Since its initial introduction, RHEL has gained widespread independent software vendor (“ISV”) and independent hardware vendor (“IHV”) support. We have continued to focus on our enterprise line of technologies by expanding our enterprise operating platform offerings and introducing new systems management services. As discussed in our critical accounting policies below, these offerings typically have revenue recognition periods which match the subscription periods.

For the quarter ended May 31, 2005, total revenue increased 45.5% to $60.8 million from $41.8 million in the quarter ended May 31, 2004. This increase resulted from an increasing level of adoption of RHEL as a primary computing platform by the larger enterprise customers, as well as increased adoption of other Red Hat enterprise technologies. Our ability to continue to increase adoption rates of Red Hat enterprise technologies and maintain competitive pricing are critical to our success.

We derive our revenues and generate cash from customers from two sources: (i) subscription revenue, and (ii) services revenue, each of which includes enterprise services and embedded services as described under “Critical Accounting Policies” below. We no longer sell retail products. The arrangements with our customers that create enterprise subscription revenues are explained in further detail under “Critical Accounting Policies” below and in NOTE 2 to the Consolidated Financial Statements. These agreements typically involve the sale of subscriptions to RHEL and in certain cases will include the sales of subscriptions to other Red Hat offerings or Red Hat services. Our revenues are also affected by corporate, government and consumer spending levels. In evaluating the performance of our business, we consider a number of factors. These factors include total revenues, operating income, operating margin and cash flows. In addition, we also consider the following factors in our evaluation process:

Subscriptions. Our enterprise technologies are sold under subscription agreements. These agreements typically have a one or three year subscription period. The base subscription entitles the end user to maintenance, including configuration support and updates and upgrades to the technology, when and if available, during the term of the subscription through RHN. Our customers have the ability to purchase higher levels of subscriptions that increase the level of support the customer is entitled to receive. Subscription revenue increased in the first quarter of fiscal 2006 and each quarter during fiscal 2005 and 2004 and is being driven primarily by the market acceptance of using the Linux operating system in enterprise data centers and our expansion of sales channels during these periods.

Sales by geography. We operate our business in three geographic regions: The Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (Singapore, Japan, India, Australia, Korea and China). In the first quarter of fiscal 2006, $19.5 million or 32.1% of our revenue was generated outside North America compared to $13.3 million or 31.9% in first quarter of fiscal 2005. As noted in the Segment Reporting section of NOTE 2 to the Consolidated Financial Statements, our revenue in both EMEA and Asia Pacific relative to total revenues remained constant. However, the percentage of our revenues generated from our international operations is expected to increase as our international sales force and channels become more mature and as we enter new locations or expand our presence in existing locations. We have offices in more than 25 locations throughout the world.

Deferred revenue balances. Our deferred revenue balance at May 31, 2005 was $157.9 million. Because of our subscription model and revenue recognition policies, deferred revenues improve predictability of future revenues. Deferred revenues at May 31, 2005, have increased by more than 15% as compared to the balance on February 28, 2005 of $137.3 million.

Cash, cash equivalents and investments in debt securities. Cash, cash equivalents and short term and long term investments in debt securities balances at May 31, 2005 totaled $951.5 million. During the first fiscal quarter of 2006, we generated $36.6 million in cash flow from operations primarily related to the increase in sales of subscriptions during the quarter. Our significant cash balance gives us the ability to take advantage of acquisition opportunities, increase investment in international areas and purchase our own common stock and debt securities.

In fiscal 2006, we will continue to focus on, among other things, (i) continuing to build on the global market momentum behind the adoption of open source technologies by enterprise customers; (ii) continuing our market penetration through channel partners and international expansion; (iii) driving high renewal rates of subscriptions sold in prior periods and (iv) increasing the contribution to our subscription sales by Intel hardware vendors.

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

Subscription Revenue

Subscription revenue is comprised of enterprise and embedded revenues. Retail products are no longer sold. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding agreement for the purchase of a subscription, subscription services are made available to the customer and the customer is billed. The deferred revenue amount is amortized to income. Enterprise subscription revenue is comprised primarily of revenue from sales of RHEL technology solutions, however, through April 2004, we also generated enterprise subscription revenue from sales of Red Hat Linux and related software development tools. During fiscal 2003, we released the first version of our RHEL offerings, RHEL AS. In March 2003, two additional versions of RHEL were released, RHEL ES and RHEL WS. Red Hat enterprise technologies are generally offered with either one or three year base subscription periods; the majority of our subscriptions have one-year terms. Under these subscription agreements, renewal rates are generally specified for one or three year renewal terms. The base subscription entitles the end user to the technology itself and post contract customer support (“PCS”) consisting of security errata, updates to the technology, upgrades to new versions of RHEL, on a when and if available basis, during the term of the subscription. We sell RHEL through four channels: distribution, direct sales, original equipment manufacturers (“OEMs”) and the web. We recognize revenue from the sale of RHEL offerings ratably over the period of the subscription beginning on the commencement date of the subscription agreement. We do not sell the RHEL technology or the components of the PCS that are included in the subscription on a stand alone basis.

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

Through our retail distributors, we sold Red Hat Linux consumer products. The retail product was offered in one version during fiscal 2005, Red Hat Professional Workstation, which has since been discontinued. In accordance with SOP 97-2, the revenue associated with products whose subscription period was 30 days or less was recognized immediately because the cost to us associated with such subscriptions was de minimis. For retail products whose subscription period for support services was greater than 30 days, we recognized the revenue ratably over the period that the subscription services were provided beginning on the estimated date of purchase by the end user. A reserve for sales returns was recognized for sales of retail software products to distributors, who had a right of return, based on our historical experience of sell-through to the end user by the distributor. The predominant portion of our retail distribution agreements provided that distributors only have

90 days from date of original shipment to return unsold product. We recognized revenues from sales of retail products with subscription periods less than 30 days upon shipment to the distributor because we were able to estimate returns with a reasonable degree of accuracy, the fee was fixed and determinable and collection of the resulting receivable was probable. Our retail customers did not receive the right to future upgrades or new versions of the technology.

Embedded subscription consists of revenue for technical support and maintenance services provided pursuant to software compiling, debugging, and optimization agreements. Revenue is recognized ratably over the term of the agreement, which is typically 12 months.

Services Revenue

Services revenue is comprised of enterprise technology services and embedded development. Enterprise technology services are comprised of revenue for enterprise consulting and engineering services and customer training and education. Enterprise technology consulting services are provided under agreements in which customers pay us on a fixed fee or hourly basis to assist in the deployment of enterprise technologies. Enterprise technology engineering services represent revenues earned under fixed fee or hourly arrangements principally with our OEM partners to add functionality to our RHEL line of technologies. Revenues under hourly arrangements are recognized as work is performed. Revenues under fixed fee arrangements are recognized either on a proportional performance basis (i.e., if the arrangement involves the delivery of software that includes significant production, customization and modification) or upon passage of time dependent upon the terms of each individual engagement. Revenue from customer training and education is recognized as the services are performed.

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

Deferred Taxes

We account for income taxes using the liability method that requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of our assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. We have recorded a valuation allowance against the majority of our deferred tax assets due to uncertainty of realization of these deferred tax assets. During the quarter ended May 31, 2005, we recorded a tax provision of $1.4 million.

We continue to assess the realizability of deferred tax assets which primarily consist of net operating losses and stock option expense deductions in the United States. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making this assessment, management considers the historical trend of taxable losses, projected future taxable income and the reversal of deferred tax liabilities. As of May 31, 2005, we continue to provide a valuation allowance against the majority of our deferred tax assets arising from tax losses in the United States due primarily to (i) cumulative losses in recent periods, (ii) uncertainty related to stock option exercises and related tax deductions generated, and (iii) inherent difficulties in forecasting future taxable income as a result of rapidly changing technology and our competitive environment. However, if our positive trend of earnings continues, it is likely the valuation allowance will be reversed at some point in the future although we cannot predict which quarter this will occur. We anticipate that reversal will occur no later than the quarter in which our analysis of cumulative losses, adjusted for the impact of permanent items (primarily stock option exercise deductions), becomes positive. After the date on which the valuation allowance is reversed, we will begin to recognize a tax provision, with respect to U.S. Federal taxes, on a quarterly basis.

RESULTS OF OPERATIONS

The following table is a summary of our results of operations for the three month periods ended May 31, 2005 and 2004, respectively.

	Three Months Ended
	May 31, 2005	May 31, 2004
	(unaudited)	(unaudited)
Subscription and services revenue:
Subscription:
Enterprise technologies and retail	$48,743	$30,343

Embedded	497	225

	49,240	30,568

Services:
Enterprise technologies	11,383	10,486
Embedded development services	157	710

	11,540	11,196

Total subscription and services revenue	60,780	41,764

Cost of subscription and services revenue:
Subscription:
Enterprise technologies and retail	5,119	1,913
Embedded	55	69

	5,174	1,982

Services:
Enterprise technologies	6,149	5,486
Embedded development services	645	877

	6,794	6,363

Total cost of subscription and services revenue	11,968	8,345

Gross profit enterprise technologies and retail	48,858	33,430
Gross profit (loss) embedded	(46)	(11)

Gross profit on enterprise technologies, retail and embedded revenue	48,812	33,419

Operating expense:
Sales and marketing	20,005	13,114
Stock-based compensation sales and marketing expense	11	108
Research and development	9,795	7,083
Stock-based compensation research and development expense	53	192
General and administrative	9,222	6,465
Stock-based compensation general and administrative expense	1,121	1,154
Amortization of intangibles	958	159

Total operating expense	41,165	28,275

Income from operations	7,647	5,144
Other income, net	7,735	7,336
Interest expense	(1,566)	(1,563)

Income before provision for income taxes	13,816	10,917
Provision for income taxes	1,381	—

Net income	$12,435	$10,917

Three Months Ended May 31, 2005 and May 31, 2004

Total revenue

Total revenue increased 45.5% to $60.8 million in the three months ended May 31, 2005 from $41.8 million in the three months ended May 31, 2004. This increase was driven by significant growth in enterprise technologies subscription and services revenues of our business. Retail revenues declined due to our discontinuance of this product.

Subscription revenue

Subscription revenue is comprised of revenue from enterprise technologies (Red Hat Enterprise Linux, Red Hat Network, Red Hat Directory Server and other products), retail technologies and embedded customers. Subscription revenue increased 60.8% to $49.2 million for the three months ended May 31, 2005 from $30.6 million for the three months ended May 31, 2004.

Enterprise technologies subscriptions and retail

Enterprise technologies subscriptions revenue primarily relates to both direct and indirect sales of Red Hat enterprise technologies. Enterprise technologies subscriptions revenue increased 62.3% to $48.7 million for the quarter ended May 31, 2005 from $30.0 million for the quarter ended May 31, 2004. The increase in subscription revenue sales is being driven by broad market acceptance and the increasing use of the Linux operating system in mission critical areas of computing by the large enterprise, as well as increasing revenue through OEM and distributor relationships that we have developed over the past three years. Our sales force has also increased to better address the growing market opportunity globally and with new product offerings.

There were no retail revenues in the quarter ended May 31, 2005 compared to $0.4 million for the quarter ended May 31, 2004. This decrease is due to our discontinuance of this product and our focus on the sale of subscriptions of our Enterprise technologies to Enterprise customers rather than on the consumer market.

Embedded subscription

Embedded subscription revenue increased 150.0% to $0.5 million for the three months ended May 31, 2005 from $0.2 million for the three months ended May 31, 2004. The increase in embedded subscription revenue is primarily due to the timing of contracts, not due to any overall change in market demand.

Services revenue

Enterprise technologies services

Enterprise technologies services include fees received from enterprise customers for deployment of Red Hat Enterprise technologies, customer training and education fees and fees received for adding certain functionality to RHEL for our major hardware partners. Enterprise technologies services revenue increased 8.6% to $11.4 million in the three months ended May 31, 2005 from $10.5 million in the three months ended May 31, 2004. The increase in enterprise technologies services revenue is primarily due to an increase in consulting fees received from enterprise customers for deployment of Red Hat Enterprise technologies of approximately $0.6 million and an increase in the revenues earned from customer training and education of $0.3 million as compared to the same prior year quarter. The adoption of Linux as a primary computing platform increases the need for consulting services and training.

Embedded development services

Embedded development services revenue declined by 71.4% to $0.2 million for the three months ended May 31, 2005 compared to $0.7 million for the three months ended May 31, 2004. The reduction primarily relates to our reduced focus and personnel on this business to a small core team which maintains a presence in this market place.

Cost of revenue

Cost of subscription revenue

Cost of enterprise subscription revenue primarily consists of expenses we incur to manufacture, package, distribute, support and provide maintenance for our solutions. These costs include expenses for physical media, literature and packaging, fulfillment and shipping, labor-related costs to provide technical support and maintenance and bandwidth costs for Red Hat Enterprise Network. Cost of enterprise subscription revenue increased 168.4% to $5.1 million in the three months ended May 31, 2005 from $1.9 million in the three months ended May 31, 2004. The overall increase results from $1.0 million of additional staff, $1.0 million of additional packaging and product material costs, $0.5 million of costs associated with facilities and systems to handle high subscription volumes, and the transfer of certain employees from engineering functions to customer support activities.

Cost of services revenue

Cost of services revenue is primarily comprised of salaries and related costs — including non-cash, stock-based compensation charges — incurred for our personnel to deliver custom development, open source consulting, engineering, training and education, and hardware certification services. Cost of services revenue increased 6.3% to $6.8 million in the three months ended May 31, 2005 from $6.4 million in the three months ended May 31, 2004. The increase is primarily related to an increase in costs associated with our training and education services of $0.7 million primarily offset by a $0.2 million decrease in our engineering services costs.

Gross profit

Gross profit increased 46.1% to $48.8 million (80.3% of total revenue) for the three months ended May 31, 2005 from $33.4 million (79.9% of total revenue) for the three months ended May 31, 2004. This increase was primarily due to the increase in revenue related to our Red Hat enterprise technology subscription offerings, which have higher gross margins than services.

Gross Profit Enterprise Technologies and Retail

Gross profit from enterprise technologies and retail increased 46.4% to $48.9 million in the three months ended May 31, 2005 from $33.4 million in the three months ended May 31, 2004. This increase was primarily due to strong demand for our enterprise technology offerings and the increased quarterly amount of revenues recognized from deferred revenues which grew faster than related costs.

Gross Loss Embedded

Embedded reflected a slight gross loss in the quarters ended May 31, 2005 and 2004. We continue to maintain a small presence in this market to support strategic accounts.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for personnel, sales commissions, travel, public relations and marketing materials and tradeshows. Sales and marketing expense increased 52.7% to $20.0 million (32.9% of total revenue) in the three months ended May 31, 2005 from $13.1 million (31.3% of total revenue) in the three months ended May 31, 2004. This increase was primarily due to increased staffing and the related $5.0 million increase in compensation costs, excluding stock-based compensation, and a $0.9 million increase in advertising and promotion costs. Stock-based compensation sales and marketing expense decreased $0.1 million in the three months ended May 31, 2005 compared to the three months ended May 31, 2004 as the vesting periods for certain previously granted awards expired during fiscal 2005.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased 38.0% to $9.8 million (16.1% of total revenue) in the three months ended May 31, 2005 from $7.1 million (17.0% of total revenue) in the three months ended May 31, 2004. The increase in research and development expense resulted from a $2.4 million increase in engineering compensation expense. We increased our headcount as a result of a business acquisition in the fourth quarter of fiscal 2005 and to support the continued development and integration of our Red Hat enterprise technologies. Stock-based compensation research and development expense has decreased $0.1 million during the three months ended May 31, 2005 compared to the three months ended May 31, 2004 as the vesting periods for certain previously granted awards expired during fiscal 2005.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, facilities and information systems expenses. General and administrative expense increased 41.5% to $9.2 million (15.1% of total revenue) in the three months ended May 31, 2005 from $6.5 million (15.6% of total revenue) in the three months ended May 31, 2004. This increase relates primarily to increased administrative compensation costs of $1.3 million as well as a $1.5 million increase in accounting, legal and other professional costs associated with ongoing litigation and complying with Section 404 of the Sarbanes-Oxley Act. Stock-based compensation general and administrative expense remained constant at approximately $1.2 million during the three months ended May 31, 2005 and 2004.

Amortization of intangibles

Amortization of intangibles expense increased to $1.0 million for the three months ended May 31, 2005 from $0.2 million for the three months ended May 31, 2004. This increase is due to the amortization of intangible assets acquired during our business acquisition in the fourth quarter of fiscal 2005.

Other income, net

Other income, net consists of interest income earned on cash deposited in money market accounts and invested in short and long-term fixed income instruments, a gain on the extinguishment of certain long-term debt, net gains realized on the sale of investments and net foreign currency revaluation gains and losses. Other income, net, increased to $7.7 million in the three months ended May 31, 2005 from $7.3 million in the three months ended May 31, 2004. The increase is primarily related to a $0.7 million increase in interest income in the quarter ended May 31, 2005 compared to the quarter ended May 31, 2004, primarily offset by $0.3 million of losses incurred on the disposal of fixed assets and foreign exchange losses. The increase in interest income is attributable to both slightly higher average investment balances and rates of return. During the quarter ended May 31, 2005 we recognized a $1.6 million net gain on the extinguishment of long-term debt, as discussed in Liquidity and Capital Resources, below. In the quarter ended May 31, 2004 we realized a $1.5 million net gain on the sale of investments.

Interest expense

Interest expense primarily consists of interest and the related amortization of deferred debt issuance costs associated with the long term debt. During the three months ended May 31, 2005, interest expense was $1.6 million which was the same amount of interest expense incurred during the three months ended May 31, 2004.

Taxes

During the three months ended May 31, 2005, we recorded income tax expense of $1.4 million. This provision is based on an estimated effective tax rate of 10%, primarily due to taxes in certain Asian and European countries where we have taxable income and no operating loss carryforwards, or where we have recognized deferred tax assets related to such loss carryforwards. During the three months ended May 31, 2004 we did not recognize income tax expense due to our full year estimate, as of May 31, 2004, that no tax expenses would be incurred for the year ending February 28, 2005.

Liquidity and Capital Resources

We have historically derived a significant portion of our liquidity and operating capital from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and secondary public offerings, the issuance of convertible notes and borrowings under working capital lines of credit. At May 31, 2005, we had total cash and investments of $951.5 million, which is comprised of $244.4 million in cash and cash equivalents, $190.1 million of short-term, fixed-income investments and $517.0 million of long-term, fixed-income investments. This compares to total cash and investments of $928.8 million at February 28, 2005. At May 31, 2005, we have an unrealized loss of $9.5 million on our investments in debt securities. We currently have sufficient liquidity with $244.4 million in cash and cash equivalents on hand that we presently do not intend to liquidate our short and long-term investments prior to their scheduled maturity date. However, in the event that we did liquidate these investments prior to their scheduled maturities and there were no changes in market interest rates, we could be required to recognize a realized loss on those investments when we liquidate.

At May 31, 2005, cash and cash equivalents totaled $244.4 million, an increase of $104.2 million as compared to February 28, 2005. The increase in cash and cash equivalents resulted primarily from $36.6 million and $78.6 million in net cash provided by operating activities and investing activities, respectively. These sources of cash were primarily offset by $10.2 million of cash used by our financing activities, due primarily to repurchases of our 0.5% Senior Convertible Debentures due 2024 and of the Company’s common stock.

Cash provided by operations of $36.6 million in the three months ended May 31, 2005, includes net income of $12.4 million, adjusted to exclude the impact of non-cash revenues and expenses, which totaled $3.8 million. Changes in working capital items were a net source of cash of $20.3 million primarily resulting from an increase in deferred revenue of $22.5 million and an increase in accrued expenses of $2.5 million, primarily offset by an increase of $1.4 million in prepaid expenses and other current assets and a decrease in accounts payable of $4.1 million. The increase in deferred revenue is due to bookings growth and the nature by which we generally obtain payments from customers for subscriptions to our technologies in advance of the subscription period.

Cash provided by investing activities of $78.6 million for the three months ended May 31, 2005 was primarily comprised of proceeds from the sales and maturities of investment securities of $91.3 million, primarily offset by purchases of fixed-income investments of $8.6 million, and purchases of property and equipment totaling $3.3 million.

Cash used in financing activities of $10.2 million for the three months ended May 31, 2005 was primarily comprised of $8.2 million in purchases of Debentures and $5.1 million in purchases of the Company’s common stock pursuant to the our previously announced expanded share repurchase program to acquire up to an aggregate of $250 million of our common stock and $50 million of our 0.5% Senior Convertible Debentures due 2024, partially offset by proceeds from a structured stock repurchase transaction, issuance of common stock due to employees exercise of stock options and purchases under the Employee Stock Purchase Plan totaling $3.5 million in the aggregate.

In January 2004, we issued $600 million in convertible senior debentures. The debentures mature on January 15, 2024 and bear interest at a rate of 0.5% per annum, payable semiannually on January 15 and July 15 of each year. The debentures are senior unsecured obligations and rank equally in right of payment with all of our other existing and future unsecured and unsubordinated debt. The debentures are convertible into shares of our common stock under certain circumstances prior to maturity at a conversion rate of 39.0753 shares per $1,000 principal amount of debentures (which represents a conversion price of approximately $25.59 per share), subject to adjustment under certain conditions. We may redeem the debentures, in whole or in part, in cash at any time on or after January 15, 2009. Holders of the debentures may require us to redeem the debentures, in whole or in part, in cash on January 15 of 2009, 2014 and 2019. As of May 31, 2005, no debentures were redeemed. Accrued interest to the redemption date will be paid by us in any such redemption. No interest payments were made during the quarter ended May 31, 2005 and accrued interest at May 31, 2005 was $1.1 million. During the quarter ended May 31, 2005, the Company repurchased $10.0 million in face value of its 0.5% Convertible Senior Debentures due 2024 at a cost of $8.2 million. The repurchased Debentures were canceled pursuant to terms of the Indenture and the $1.8 million difference in face value and the cost was recorded as other income in the Company’s Consolidated Income Statement, net of a $0.2 million write-off of deferred debt issuance costs related to the canceled Debentures.

We have and will continue to utilize cash and investments to fund, among other potential uses, purchases of our common stock, purchases of our Convertible Debentures, purchases of fixed assets and mergers and acquisitions, including a final payment of $2.5 million related to the earn-out provision of an acquisition consummated in December 2004.

Given the significant improvement in operating cash flow of $36.6 million for the three months ended May 31, 2005 and the $951.5 million of cash and investments held at May 31, 2005, we do not presently anticipate the need to raise cash to fund our operations either through the sale of additional equity or through the issuance of debt for the foreseeable future. However, we may take advantage of favorable capital market situations that may arise from time to time to raise additional capital.

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

Because of characteristics of open source software, there are few technology barriers to entry in the open source market by new competitors and it may be relatively easy for new competitors with greater resources than we have to enter our markets and compete with us.

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

We have expanded our operations rapidly in recent years. For example, our total revenues increased from approximately $124.7 million for the year ended February 29, 2004 to approximately $196.5 million for the year ended February 28, 2005. Moreover, the total number of our employees has increased over the last four quarters. In addition, we continue to explore ways to extend our product and service offerings, and geographic reach. Our growth has placed and may continue to place a strain on our management systems, information systems, resources and internal controls. Our ability to successfully offer products and services and implement our business plan requires adequate information systems and resources and oversight from our senior management. We have, with our audit committee, undertaken to review and improve our financial and managerial controls, reporting systems and procedures. We will need to continue to modify and improve these controls, systems and procedures and other internal controls and compliance procedures as we continue to grow and expand our business. As we grow, we must also continue to hire, train, supervise and manage new employees. We may not be able to hire, or adequately train, supervise and manage sufficient personnel or develop management and operating systems to adequately manage our expansion effectively. If we are unable to adequately manage our growth and improve our controls, systems and procedures, our operations and financial results could be adversely affected.

We rely, to a significant degree, on an indirect sales channel for distribution of our products and services, and disruption of any part of this channel could adversely affect the sales of our products.

We use a variety of different distribution methods to sell our products and services, including indirect channel partners, such as third party OEMs, resellers and distributors. A number of these partners in turn distribute via their own networks of channel partners (e.g., distributors and resellers), with whom we have no direct relationship. We rely, to a significant degree, on our channel partners. Our indirect distribution channel could be affected by disruptions in the relationships of and with our channel partners and their networks, including their customers or suppliers. We cannot guarantee that our channel partners will market our products effectively. Disruptions in our distribution channel or poor marketing support by channel partners could lead to decreased sales or slower than expected growth.

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

Any interruption in the availability of our websites would create a large volume of user questions and complaints that would need to be addressed by our customer support personnel rather than by self-help. Additionally, any unscheduled interruption in our services would likely result in a loss of revenues and could cause some users to switch to our competitors.

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

Following our announcement in July 2004 of our intention to restate certain historical financial statements, 14 class action lawsuits and three derivative lawsuits were commenced against us and certain of our current and former directors and officers, by or on behalf of persons claiming to be our stockholders and persons claiming to have purchased or otherwise acquired our securities at specified dates beginning as early as June 19, 2001 and continuing through July 13, 2004. The 14 class action lawsuits have since been consolidated into a single lawsuit. In addition, a derivative suit is pending that relates to the restatement of certain historical financial statements. Additional lawsuits may be filed against us. Regardless of the outcome of any of these actions, it is likely that we will incur substantial defense costs and that such actions will cause a diversion of our management’s time and attention. If we do not prevail in these cases we could be required to pay substantial damages or settlement costs, which could have a material adverse affect on our financial condition or results of operations. We are unable at this time to assess the validity of the claims or estimate the possible range of damages that might be incurred as a result of the lawsuits. We have not yet established any financial reserves relating to any of these lawsuits.

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

We may not be able to meet the operational and financial challenges that we will encounter as our international operations, which represented 32.9% of our total revenue for the year ended February 28, 2005, continue to expand.

Our international operations accounted for 32.9% of total revenue for the year ended February 28, 2005. As we expand our international operations, we will face a number of additional challenges associated with the conduct of business overseas. For example:

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

Our quarterly sales have reflected a pattern in which a disproportionate percentage of such quarters’ total sales occur toward the end of such quarter. This makes predicting our revenue, earnings and cash flows for each financial period more difficult and increases the risk of unanticipated variations in results of operations and financial condition. In addition, we experience some seasonal trends. For example, European sales are often weaker during the summer months. Many of the factors that create and affect seasonal trends are beyond our control and negatively impact our ability to accurately predict our sales cycle.

We may be exposed to potential risks if we do not have an effective system of disclosure controls or internal controls or fail on an on-going basis to properly address and implement Section 404 of Sarbanes-Oxley.

We must comply, on an on-going basis, with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), including those provisions that establish the requirements for both management and auditors of public companies with respect to reporting on internal control over financial reporting. These requirements first became applicable to the Company on February 28, 2005. The requirements associated with Section 404 are relatively new and untested, and we cannot be certain that measures we have taken, and will take, will be sufficient or timely completed to meet the Section 404 requirements on an on-going basis, or that we will be able to implement and maintain adequate disclosure controls and controls over our financial processes and reporting in the future, particularly in light of our rapid growth and international expansion, which is expected to result in on-going changes to our control systems and areas of potential risk.

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

Our Convertible Debentures are at fixed rates and therefore interest expense is not impacted by a change in rates. The fair market value of the Debentures is subject to interest rate risk and market risk due to the convertible feature of the Debentures. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the Debentures will also increase as the market price of the Red Hat stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of the Debentures but do not impact our financial position, cash flows or results of operations. The fair value of the Debentures was approximately $487.5 million and $514.0 million based on quoted market prices as of May 31, 2005 and February 28, 2005, respectively.

Investment Risk

The fair market value of the investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $11.4 million and $13.1 million decrease in the fair value of our available-for-sale investment securities as of May 31, 2005 and February 28, 2005, respectively.

Derivative Instruments

We did not hold derivative financial instruments as of May 31, 2005.

Foreign Currency Risk

Approximately 32.1% of our revenues for the fiscal year quarter ended May 31, 2005 were produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenues, operating expenses and net income for our non-U.S. segments. Similarly, our revenues, operating expenses and net income will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies. Using the average foreign currency exchange rates from fiscal 2005, our revenues from non-U.S. operations for the first quarter of fiscal 2006 would have been lower than we reported using the exchange rates for fiscal 2006, by approximately $0.6 million. Additionally, the assets and liabilities of our non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Translation gains and losses are included as an adjustment to stockholders’ equity.

ITEM 4. CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

In the summer of 2004, 14 class action lawsuits were filed against the Company and several of its present and former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of North Carolina. In each of the actions, plaintiffs seek to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arise in connection with the Company announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs assert that certain present and former officers (the “Individual Defendants”) and the Company variously violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs seek unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in the Company’s common stock, disgorgement by the Company’s Chief Executive Officer and former Chief Financial Officer of certain compensation and profits from trading in the Company’s common stock pursuant to Section 304 of the Sarbanes-Oxley Act of 2002, and other relief. As of September 8, 2004, all of these class action lawsuits were consolidated into a single action referenced as Civil Action No. 5:04-CV-473BR and titled In re Red Hat, Inc. Securities Litigation. Lead counsel and lead plaintiff in the case have now been designated, and on May 6, 2005, the plaintiffs filed an amended consolidated class action complaint. The Company intends to vigorously defend this class action lawsuit. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

In addition to the class action claims, two purported shareholder derivative actions were filed, in connection with the Restatement, on July 22, 2004 and August 24, 2004, respectively, in the New Castle County Court of Chancery in Delaware, against certain present and former officers and directors of the Company, against PricewaterhouseCoopers LLP, and also naming the Company as a nominal defendant. The suits claim that certain of the Company’s present and former officers and directors breached their fiduciary duties to the Company’s stockholders and to the Company. The complaints are derivative in nature and do not seek relief from the Company. On September 29, 2004, an order was entered consolidating the two actions into a single action referenced as Consolidated Civil Action No. 586-N and titled In re Red Hat, Inc. Derivative Litigation. Defendants in the action have filed motions to dismiss, the plaintiffs have responded, and defendants have submitted their reply brief. In May 2005, the parties by stipulation, requested that the court dismiss the action without prejudice. On May 25, 2005 the court approved the stipulation, and the case was dismissed without prejudice.

In addition to the derivative actions filed in Delaware, a purported shareholder derivative action was filed, in connection with the Restatement, on August 20, 2004, in the Wake County Superior Court in North Carolina (Civil Action No. 04-CVS-11746), against certain present and former officers and directors of the Company and also naming the Company as a nominal defendant. This suit was subsequently assigned to the North Carolina Business Court. The suit claims that certain of the Company’s present and former officers and directors breached their fiduciary duties to the Company’s stockholders and to the Company. The complaint is derivative in nature and does not seek relief from the Company. On January 6, 2005, defendants filed a motion to stay further proceedings in this matter pending the outcome of the derivative action in Delaware and a motion to dismiss. These motions remain pending before the court. The Company believes there are substantial legal and factual defenses to the claims, which the Company intends to vigorously pursue. There is no assurance that the Company will prevail in defending this action.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the Company during the fiscal quarter ended May 31, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)
March 1-31, 2005	—	—	—	$150.0 million
April 1-30, 2005	465,000	$11.03	465,000	$144.9 million
May 1-31, 2005	—	—	—	$144.9 million

Total (as of May 31, 2005)	465,000	$11.03	465,000	$144.9 million

(1)	On March 31, 2005, the Company announced that its Board of Directors had authorized the expansion of its previously announced common stock repurchase program. Under the expanded program, the Company is authorized to repurchase up to an aggregate of $250 million, or an additional $150 million from the Company’s previously authorized September 2004 Stock Repurchase Program, of the Company’s common stock. The program will expire on the earlier of (i) March 31, 2006, or (ii) a determination by the Board of Directors, the Chief Executive Office or the Chief Financial Officer to discontinue the program.

ITEM 6: EXHIBITS

ITEM 6: EXHIBITS

(a) List of Exhibits

10.1	Executive Variable Compensation Plan Fiscal Year 2006 Performance Objectives *, **

31.1	Certification of Matthew J. Szulik, Chief Executive Officer, President and Chairman of the Board of Directors, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Charles E. Peters, Jr., Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certifications of Matthew J. Szulik, Chief Executive Officer, President and Chairman of the Board of Directors, and Charles E. Peters, Jr., Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

*	Indicates a management contract or compensatory plan, contract or arrangement
**	Indicates confidential treatment requested as to certain portions of this exhibit, which portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

Date: July 11, 2005	By:	/s/ MATTHEW J. SZULIK
Matthew J. Szulik
President and Chief Executive Officer (Officer on behalf of the Registrant)

Date: July 11, 2005	By:	/s/ CHARLES E. PETERS, JR.
Charles E. Peters, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)