Form 10-Q/A
period 2004-11-30
RED HAT INC
filed 2005-10-11
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

The company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2004 (“Amendment”), as originally filed with the SEC on January 10, 2005, for the sole purpose of revising portions of an exhibit for which the company is by this Amendment reducing the amount of redacted material for which it is otherwise requesting confidential treatment. This Amendment No. 1 on Form 10-Q/A does not change the previously reported financial statements or any of the other disclosure contained in the original Form 10-Q. Part IV is also being amended to add new certifications in accordance with Rule 13a-14(a) of the Exchange Act required due to this Amendment.

2

ITEM 6: EXHIBITS

(a) List of Exhibits

10.1*#	Executive Variable Compensation Plan 2005 Performance Objectives

31.1+	Certification of Matthew J. Szulik, Chief Executive Officer, President and Chairman of the Board of Directors, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2+	Certification of Charles E. Peters, Jr., Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.3	Certification of Matthew J. Szulik, Chief Executive Officer, President and Chairman of the Board of Directors, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.4	Certification of Charles E. Peters, Jr., Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1+	Certifications of Matthew J. Szulik, Chief Executive Officer, President and Chairman of the Board of Directors, and Charles E. Peters, Jr., Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C Section 1350

+	Previously filed.
*	Indicates a management contract or compensatory plan, contract or arrangement
#	Indicates confidential treatment requested as to certain portions of this exhibit, which portions have been filed separately with the Securities and Exchange Commission.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

Date: October 11, 2005	By:	/s/ Matthew J. Szulik
Matthew J. Szulik
President and Chief Executive Officer (Officer on behalf of the Registrant)

4