Form 10-Q
period 2005-08-31
RED HAT INC
filed 2005-10-11
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of August 31, 2005, there were 176,949,288 shares of common stock outstanding.

RED HAT, INC.

PART I FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands—except share amounts)

	August 31, 2005	February 28, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$148,056	$140,169
Investments in debt securities	369,364	181,028
Accounts receivable, net	57,797	48,402
Earnings in excess of billings	1,788	3,557
Prepaid expenses and other current assets	13,154	12,097

Total current assets	590,159	385,253
Property and equipment, net	34,037	32,726
Goodwill	75,996	73,591
Identifiable intangibles, net	14,825	16,740
Investments in debt securities	448,198	607,566
Other assets, net	16,561	18,160

Total assets	$1,179,776	$1,134,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,892	$8,426
Accrued expenses	28,544	21,065
Deferred revenue	144,973	109,426
Other current obligations	239	282

Total current liabilities	178,648	139,199
Deferred lease credits	5,080	5,179
Long term deferred revenue	39,061	27,890
Other long term obligations	223	97
Convertible debentures	570,000	600,000
Stockholders’ equity:
Minority interest	537	557
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.0001 par value, 300,000,000 shares authorized, 188,012,654 and 186,569,771 shares issued, and 176,949,288 and 176,740,771 shares outstanding at August 31, 2005 and February 28, 2005, respectively	19	19
Additional paid-in capital	724,867	714,604
Deferred compensation	(3,109)	(4,792)
Accumulated deficit	(202,632)	(231,798)
Treasury stock at cost, 11,063,366 and 9,829,000 shares at August 31, 2005 and February 28, 2005 , respectively	(124,097)	(107,409)
Accumulated other comprehensive loss	(8,821)	(9,510)

Total stockholders’ equity	386,764	361,671

Total liabilities and stockholders’ equity	$1,179,776	$1,134,036

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands—except share and per share amounts)

	Three Months Ended		Six Months Ended
	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Subscription and services revenue:
Subscription:
Enterprise technologies	$53,758	$33,941	$102,501	$63,909
Retail	—	561	—	936
Embedded	569	423	1,067	648

Total subscription revenue	54,327	34,925	103,568	65,493

Services:
Enterprise technologies	10,684	10,492	22,067	20,978
Embedded development services	707	907	863	1,617

Total services revenue	11,391	11,399	22,930	22,595

Total subscription and services revenue	65,718	46,324	126,498	88,088

Cost of subscription and services revenue:
Subscription:
Enterprise technologies and retail	4,955	2,807	10,734	4,720
Embedded	48	62	102	131

Total cost of subscription revenue	5,003	2,869	10,836	4,851

Services:
Enterprise technologies	6,015	5,241	12,164	10,727
Embedded development services	574	736	1,220	1,613

Total cost of services revenue	6,589	5,977	13,384	12,340

Total cost of subscription and services revenue	11,592	8,846	24,220	17,191

Gross profit enterprise technologies and retail	53,472	36,946	101,670	70,376
Gross profit embedded	654	532	608	521

Total gross profit	54,126	37,478	102,278	70,897

Operating expense:
Sales and marketing	20,478	15,034	40,793	28,415
Research and development	10,450	8,435	20,298	15,710
General and administrative	11,271	7,265	21,614	14,884

Total operating expense	42,199	30,734	82,705	59,009

Income from operations	11,927	6,744	19,573	11,888
Other income and expense, net	8,220	5,995	15,956	13,331
Interest expense	(1,556)	(1,555)	(3,122)	(3,118)

Income before provision for income taxes	18,591	11,184	32,407	22,101
Provision (benefit) for income taxes	1,859	(641)	3,241	(641)

Net income	$16,732	$11,825	$29,166	$22,742

Net income per share:
Basic	$0.09	$0.06	$0.16	$0.12
Diluted	$0.09	$0.06	$0.15	$0.12
Weighted average shares outstanding:
Basic	177,208	183,422	176,995	182,952
Diluted	208,583	218,836	207,894	218,874

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended		Six Months Ended
	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$16,732	$11,825	$29,166	$22,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,751	2,409	7,298	4,715
Deferred income taxes	(606)	(1,236)	(799)	(1,236)
Stock-based compensation expense	1,310	1,110	2,495	2,398
Gain from repurchase of convertible debentures	(1,544)	—	(3,140)	—
Provision for doubtful accounts	57	266	141	1,014
Amortization of debt issue costs	770	776	1,552	1,541
Loss on disposal of property and equipment	891	—	996	—
Other	102	102	22	(30)
Changes in operating assets and liabilities:
Accounts receivable and earnings in excess of billings	(9,837)	849	(9,241)	2,998
Prepaid expenses and other current assets	615	321	(790)	(142)
Identifiable intangibles and other assets	(29)	(564)	325	(1,215)
Accounts payable	735	922	(3,367)	185
Accrued expenses	5,091	2,901	7,555	2,333
Deferred revenue	27,760	11,186	50,246	26,721
Deferred lease credits	(42)	(44)	(99)	(84)

Net cash provided by operating activities	45,756	30,823	82,360	61,940

Cash flows from investing activities:
Purchase of investment securities	(130,577)	(57,232)	(139,177)	(642,512)
Proceeds from sales and maturities of investment securities	19,731	61,154	111,017	285,342
Acquisitions of businesses, net of cash acquired	(2,500)	—	(2,500)	—
Purchase of other investments	—	—	(767)	—
Purchase of property and equipment	(4,716)	(2,570)	(7,988)	(7,938)

Net cash provided by (used in) investing activities	(118,062)	1,352	(39,415)	(365,108)

Cash flows from financing activities:
Repurchase of convertible debentures	(18,091)	—	(26,301)	—
Structured stock repurchases	—	—	1,031	—
Net proceeds from issuance of common stock under Employee Stock Purchase Plan	770	—	1,497	872
Proceeds from exercise of common stock options	5,418	1,701	7,124	12,111
Purchase of treasury stock	(11,560)	—	(16,688)	—
Other financing	415	(359)	83	(607)

Net cash provided by (used in) financing activities	(23,048)	1,342	(33,254)	12,376

Effect of foreign currency exchange rates on cash and cash equivalents	(958)	(522)	(1,804)	(1,826)
Net increase (decrease) in cash and cash equivalents	(96,312)	32,995	7,887	(292,618)
Cash and cash equivalents at beginning of the period	244,368	135,691	140,169	461,304

Cash and cash equivalents at end of period	$148,056	$168,686	$148,056	$168,686

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—Organization

Red Hat, Inc., incorporated in Delaware, together with its subsidiaries (“Red Hat” or the “Company”) is the recognized global technology and brand leader in providing an enterprise operating platform based on open source technology for the large enterprise. The Company applies its technology leadership to create its enterprise operating platform, Red Hat Enterprise Linux (“RHEL”) and infrastructure technology solutions, based on open source technology. The Company’s enterprise solutions meet the functionality requirements and performance demands of the large enterprise and the third-party computer hardware and software applications that are critical to the large enterprise. The Company provides the chief information officers of the largest companies in the world with the choice of a RHEL operating platform for all application areas including the technical/developer workstation, edge of the network applications, the information technology infrastructure (applications such as database, ERP and large file systems), the corporate desktop and the data center. Red Hat Network (“RHN”) provides an integrated management service that allows RHEL technologies to be updated, configured and the performance of these and other technologies to be monitored in an automated fashion. These and other technology solutions reflect the Company’s continuing commitment to provide an enterprise-wide infrastructure platform based on open source technology.

NOTE 2—Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three months ended August 31, 2005 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three month and six month periods ended August 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2006. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. Entities that are not wholly-owned, but for which a controlling financial interest is maintained by the Company are consolidated. The non-controlling interest of these entities is presented as a separate component of stockholders’ equity. All significant inter-company accounts and transactions are eliminated in consolidation.

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

In connection with preparation of the consolidated financial statements at February 28, 2005, the Company concluded that it was appropriate to classify its investments in auction rate securities as short-term available-for-sale investments. In prior quarters, such investments were classified as cash and cash equivalents. The Company has made corresponding revisions to the accompanying consolidated statements of cash flows to reflect the gross purchases and sales of these securities as investing activities. As a result, cash used in investing activities decreased by $25.1 million in the quarter and increased $ 2.8 million in the six month period, each ended August 31, 2004. This revision in classification does not affect previously reported cash flows from operations or from financing activities.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets. The Company had no impairments of its long lived assets in the three month or six month periods ended August 31, 2005.

Deferred Commissions

Deferred commissions are the incremental costs that are directly associated with non-cancelable subscription contracts with customers and consist of sales commissions paid to the Company’s sales force. The commissions are deferred and amortized over twelve months. The commission payments are paid in full subsequent to the month in which the customer’s service commences. The deferred commission amounts are recoverable through the future revenue streams under the non-cancelable customer contracts. In addition, the Company has the ability and intent under the commission plans with its sales force to recover commissions previously paid to its sales force in the event that customers breach the terms of their subscription agreements and do not pay fully for their subscription agreements. Amortization of deferred commissions is included in sales and marketing expense in the accompanying consolidated statements of operations. Deferred commissions are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets.

Debt Issue Costs

The costs related to the issuance of the convertible debentures, which closed on January 12, 2004, were capitalized and are being amortized to interest expense through January, 2009, the first scheduled date on which holders have the option to require the Company to repurchase the convertible debentures. Issuance costs related to the Company’s convertible debentures totaled $15.7 million and primarily consisted of investment banking fees, legal and other professional fees. Amortization expense, which is included in interest expense, was approximately $0.8 and $1.6 million for the three months and six months ended August 31, 2005 and 2004, respectively.

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

Enterprise subscription revenue is comprised primarily of revenue from sales of RHEL technology solutions; however, through April 2004, the Company also generated enterprise subscription revenue from sales of Red Hat Linux and related software development tools. Red Hat enterprise technologies are generally offered with either one or three year base subscription periods; the majority of our subscriptions have one-year terms. These technologies are sold under a subscription agreement which generally specifies one or three year renewal rates. The base subscription entitles the end user to the technology itself and post-contract customer support (“PCS”) consisting of security errata, updates to the technology and upgrades to new versions of RHEL, on a when and if available basis, during the term of the subscription. The Company sells RHEL through four channels: distribution, direct sales, OEMs and the web. The Company recognizes revenue from the sale of RHEL offerings ratably over the period of the subscription beginning on the commencement date of the subscription agreement. The Company does not sell the RHEL technology or the components of the PCS that are included in the subscription on a stand alone basis.

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

In addition, the Company’s enterprise subscription revenue is partially derived from sales of its RHN offerings. RHN is a Company-hosted, internet-based set of services used to promote the security, availability and management of the Company’s Red Hat technology solutions offered by the Company as well as providing functionality for managing other technologies. RHN may be subscribed to at the time of, and in addition to, one of the Company’s RHEL offerings or on a stand alone basis. Revenues are recognized ratably over the term of the subscription beginning not before the commencement date of the subscription.

The Company previously sold Red Hat Linux consumer products through retail distributors. Sale of retail products was discontinued at the end of fiscal 2005. The revenue associated with products whose subscription period was 30 days or less was recognized immediately upon shipment to the distributor because the cost to the Company associated with such subscriptions was de minimis. For retail products whose subscription period for support services was greater than 30 days, the Company recognized the revenue ratably over the period that the subscription services were provided, beginning on the estimated date of purchase by the end user. A reserve for sales returns was recognized for sales of retail software products to distributors, who have a right of return, based on the Company’s historical experience of sell-through to the end user by the distributor. The predominant portion of the Company’s retail distribution agreements provide that distributors only have 90 days from date of original shipment to return unsold product. The Company recognized revenues from sales of retail products with subscription periods less than 30 days upon shipment to the distributor because the Company was able to estimate returns with a reasonable degree of accuracy, the fee was fixed or determinable and collection of the resulting receivable was probable.

Embedded subscription consists of revenue for technical support and maintenance services provided pursuant to software compiling, debugging and optimization agreements. Revenue is recognized ratably over the term of the agreement, which is typically 12 months.

Services Revenue

Services revenue is comprised of enterprise technology services and embedded development. Enterprise technology services are comprised of revenue for enterprise consulting and engineering services, and customer training and education. Enterprise technology services are provided under agreements in which customers either pay the Company on a fixed fee or hourly basis to assist in the deployment of enterprise technologies. Enterprise technology engineering services represent revenues earned under fixed fee or hourly arrangements, principally with the Company’s OEM partners to add functionality to its RHEL line of technologies. Revenues under hourly arrangements are recognized as work is performed. Revenues under fixed fee arrangements are recognized on a proportional performance basis. Revenue from customer training and education is recognized as the services are performed.

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

The following table provides certain stock-based compensation information (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Stock-based compensation in:
Sales and marketing expense	$19	$—	$31	$108
Research and development expense	53	48	105	240
General and administrative expense	1,238	1,084	2,359	2,238

Total stock-based compensation	$1,310	$1,132	$2,495	$2,586

SFAS No. 123, “Accounting for Stock-Based Compensation”(“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of FASB Statement No. 123” (“SFAS 148”), requires the Company to disclose pro forma information regarding stock option grants issued to its employees. SFAS 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company’s Consolidated Statement of Operations because APB 25 specifies that no compensation charge arises when the exercise price of employees’ stock options equals the market value of the underlying stock at the grant date, as in the case of options granted to the Company’s employees during the fiscal periods reflected below. The fair value of options was estimated using the following assumptions for the three months ended August 31, 2005 and 2004:

	Three Months Ended August 31, 2005	Three Months Ended August 31, 2004
Expected dividend yield	0%	0%
Risk-free interest rate	3.83%	3.38%
Expected volatility	60.77%	88.85%
Expected life (in years)	3	5

A reduction in the expected life of options granted during the three months ended August 31, 2005 results primarily from a change in the contractual life of options granted. Options granted during the three months ended August 31, 2005 carry a contractual life of 5 years verses 10 years for options granted during the three months ended August 31, 2004.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock based employee compensation (in thousands, except per share amounts):

	Three Months Ended August 31, 2005 (unaudited)	Three Months Ended August 31, 2004 (unaudited)
Net income, as reported	$16,732	$11,825
Add: Recognized stock-based compensation expense for options, net of related tax effects	1,179	1,132
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(10,038)	(11,421)

Pro forma net income	$7,873	$1,536

Earnings per share data:
Basic as reported	$0.09	$0.06
Basic pro forma	$0.04	$0.01
Diluted as reported	$0.09	$0.06
Diluted pro forma	$0.04	$0.01

	Six Months Ended August 31, 2005 (unaudited)	Six Months Ended August 31, 2004 (unaudited)
Net income, as reported	$29,166	$22,742
Add: Recognized stock-based compensation expense for options, net of related tax effects	2,245	2,586
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(19,906)	(25,676)

Pro forma net income (loss)	$11,505	$(348)

Earnings (loss) per share data:
Basic as reported	$0.16	$0.12
Basic pro forma	$0.07	$0.00
Diluted as reported	$0.15	$0.12
Diluted pro forma	$0.07	$0.00

The weighted average estimated fair value of employee stock options granted was $ 6.44 and $13.22 per share during the three months ended August 31, 2005 and 2004, respectively.

Deferred Taxes

The Company accounts for income taxes using the liability method that requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of the Company’s assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The Company has recorded a valuation allowance against the majority of its deferred tax assets due to uncertainty of realization of these deferred tax assets. During the three months and six months ended August 31, 2005, the Company recorded a tax expense of $1.9 million and $3.2 million, respectively.

The Company continues to assess the realizability of other net deferred tax assets, which primarily consist of net operating losses and stock option expense deductions in the United States. In assessing the realizability of net deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making this assessment, management considers historical trend of taxable losses, projected future taxable income and the reversal of deferred tax liabilities. As of August 31, 2005, the net deferred tax asset balance was $166 million of which $162 million is offset by a valuation allowance. The deferred tax asset balance includes approximately $152 million attributable to domestic net operating losses carried forward. To the extent the deferred tax assets are realized, these amounts would be credited to the provision for income taxes, additional paid in capital and goodwill. Based on the Company’s positive trend of earnings, the Company believes the uncertainty regarding the deferred tax assets may in the future diminish to the point where deferred tax assets may be realized. If the Company would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset could increase income and stockholder’s equity, and reduce goodwill, in the quarter when such a determination is made.

Earnings per share

The Company computes net income per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” (“SFAS 128”), SEC Staff Accounting Bulletin No. 98 (“SAB 98”) and Emerging Issues Task Force No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted EPS” (“EITF 04-8”). Under the provisions of SFAS 128 and SAB 98, basic net income per common share (“Basic EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share (“Diluted EPS”) is computed by dividing net income adjusted for interest expense and amortization of debt issuance costs associated with the convertible debentures, by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of shares issuable upon the exercise of stock options and convertible securities such as our convertible debentures. Diluted net income per share assumes the conversion of the convertible debentures using the “if converted” method.

The following table reconciles the numerators and denominators of the earnings per share calculation for the three months and six months ended August 31, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended (unaudited)		Six Months Ended (unaudited)
	August 31, 2005	August 31, 2004 (1)	August 31, 2005	August 31, 2004 (1)
Diluted net income per share computation:
Net income	$16,732	$11,825	$29,166	$22,742
Interest expense on convertible debentures, net of related tax effects	654	750	1,326	1,500
Amortization of debt issuance costs, net of related tax effects	693	776	1,397	1,541

Net income—diluted	$18,079	$13,351	$31,889	$25,783

Weighted Average common shares outstanding	177,208	183,422	176,995	182,952
Incremental shares attributable to assumed exercise of outstanding options	8,839	11,969	8,013	12,477
Incremental shares attributable to assumed exercise of convertible debentures	22,536	23,445	22,886	23,445

	208,583	218,836	207,894	218,874
Diluted net income per share	$0.09	$0.06	$0.15	$0.12

(1)	In accordance with EITF 04-8, prior year three months and six months diluted earnings per share have been presented to include the incremental shares attributable to assumed exercise of convertible debentures. No change in reported diluted earnings per share resulted from such inclusion.

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

The Company has international sales offices in a number of jurisdictions, including the United Kingdom, France, Italy, Ireland, Germany, Sweden, Spain, Netherlands, China, Singapore, Hong Kong, Korea, Australia, India and Japan. The Company manages its international business on a Europe-wide and Asia Pacific-wide basis.

The following disclosure aggregates individually immaterial international operations and separately discloses the significant international operations at and for the three months and six months ended August 31, 2005 and 2004 (in thousands):

	North America	Europe	Asia Pacific	Total

	Three Months Ended August 31, 2005 (unaudited)
Revenue from unaffiliated customers	$44,349	$11,471	$9,898	$65,718
Net income	$15,380	$1,278	$74	$16,732
Total assets at August 31, 2005	$1,115,673	$38,081	$26,022	$1,179,776

	Three Months Ended August 31, 2004 (unaudited)
Revenue from unaffiliated customers	$31,624	$7,688	$7,012	$46,324
Net income (loss)	$11,678	$(1,061)	$1,208	$11,825
Total assets at August 31, 2004	$1,105,831	$30,694	$30,309	$1,166,834

	North America	Europe	Asia Pacific	Total

	Six Months Ended August 31, 2005 (unaudited)
Revenue from unaffiliated customers	$85,652	$22,181	$18,665	$126,498
Net income (loss)	$28,576	$1,111	$(521)	$29,166
Total assets at August 31, 2005	$1,115,673	$38,081	$26,022	$1,179,776

	Six Months Ended August 31, 2004 (unaudited)
Revenue from unaffiliated customers	$60,069	$14,849	$13,170	$88,088
Net income (loss)	$22,750	$(1,692)	$1,684	$22,742
Total assets at August 31, 2004	$1,105,831	$30,694	$30,309	$1,166,834

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) approved the consensus reached on the Emerging Issues Task Force Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). EITF 03-01 provides guidance on determining when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. EITF 03-01 also provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. In September 2005, the FASB decided that the guidance provided in EITF 03-01 would be applied prospectively and that the effective date would be reporting periods beginning after December 15, 2005. The adoption of EITF 03-01 is not expected to have a material impact on our financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). The statement replaces SFAS 123 and supersedes APB 25. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The adoption of the statement will result in the expensing of the fair value of stock options granted to employees in the basic financial statements. Previously, the Company elected to only disclose the impact of expensing the fair value of stock options in the notes to the financial statements. See “Accounting for Stock-Based Compensation” in NOTE 2. The statement becomes effective for the Company on March 1, 2006.

SFAS 123R applies to new equity awards and to equity awards modified, repurchased or canceled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date shall be recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated from the pro forma disclosures under SFAS 123. Changes to the grant-date fair value of equity awards granted before the effective date of SFAS 123R are precluded. The compensation cost for those earlier awards shall be attributed to periods beginning on or after the effective date of SFAS 123R using the attribution method that was used under SFAS 123, except that the method of recognizing forfeitures only as they occur shall not be continued. Any unearned or deferred compensation (contra-equity accounts) related to those earlier awards shall be eliminated against the appropriate equity accounts. Additionally, common stock purchased pursuant to stock options granted under our employee stock purchase plan will be expensed based upon the fair market value of the stock option.

SFAS 123R also allows for a modified version of retrospective application to periods before the effective date. Modified retrospective application may be applied either (a) to all prior years for which SFAS 123 was effective or (b) only to prior interim periods in the year of initial adoption. An entity that chooses to apply the modified retrospective method to all prior years for which SFAS 123 was effective shall adjust financial statements for prior periods to give effect to the fair-value-based method of accounting for awards granted, modified or settled in cash in fiscal years beginning after December 15, 1994, on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. Accordingly, compensation cost and the related tax effects will be recognized in those financial statements as though they had been accounted for under SFAS 123. Changes to amounts as originally measured on a pro forma basis are precluded.

The adoption of SFAS 123R will have a material impact on our results of operations. The future results will be impacted by the number and value of additional stock option grants as well as the value of existing unvested stock options. For more information on the impact of expensing stock options on the three months ended August 31, 2005 and 2004, see “Accounting for Stock-Based Compensation” in NOTE 2.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchange of Non-monetary Assets” (“SFAS 153”), which is an amendment to APB Opinion No. 29. The guidance in APB Opinion No. 29, “Accounting for Non-monetary Transactions,” is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153 is not expected to have a material impact on our financial position or results of operations.

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

In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities by the American Jobs Creation Act of 2004” (“FSP 109-1”). FSP 109-1 treats the deduction as a “special deduction” as described in SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the same period in which the deduction is claimed in our tax return. The Company is currently evaluating the impact the AJCA will have on our results of operations and financial position.

The AJCA also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. The Company is evaluating the AJCA and is not yet in a position to decide whether, or to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S.; however, upon finalization of our assessment, it is reasonably possible that the Company will repatriate some amount. The amount of income tax incurred should the Company repatriate some level of earnings cannot be reasonably estimated at this time. The Company expects to finalize its assessment by the end of fiscal 2006.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

NOTE 3—Comprehensive Income

The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income for the three month and six month periods ended August 31, 2005 and 2004 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2005 (unaudited)	August 31, 2004 (unaudited)	August 31, 2005 (unaudited)	August 31, 2004 (unaudited)
Comprehensive income:
Net income	$16,732	$11,825	$29,166	$22,742
Foreign currency translation adjustments	(132)	(62)	(141)	(360)
Change in unrealized losses on marketable securities	(447)	4,197	831	(8,188)

Total comprehensive income, net of taxes	$16,153	$15,960	$29,856	$14,194

As of August 31, 2005 and February 28, 2005, the Company holds investments in debt securities with an unrealized loss of $9.9 million and $10.7 million, respectively.

NOTE 4—Legal Proceedings

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

Commencing on or about March 29, 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. On August 8, 2001, Chief Judge Michael Mukasey of the U.S. District Court for the Southern

District of New York issued an order that transferred all of the so-called IPO allocation actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings (Case No. 21 MC 92). The court has consolidated the actions into a single action. The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages. No discovery has occurred to date. The individual director and officer defendants have been dismissed from the case without prejudice. The Company believes these complaints are without merit and will defend itself vigorously in this matter. There can be no assurance, however, that this matter will be resolved in the Company’s favor. The Company, among other issuers, the plaintiffs, and the insurers have agreed, in concept, to a proposed settlement whereby the Company would be released from this litigation without further payment from the Company. That proposed settlement has been submitted to the court for its consideration, and the court has accepted the proposed settlement subject to certain amendments. A fairness hearing on the proposed settlement has been scheduled for April 24, 2006.

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

In the summer of 2004, 14 class action lawsuits were filed against the Company and several of its present and former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of North Carolina. In each of the actions, plaintiffs seek to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arise in connection with the Company announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs assert that certain present and former officers (the “Individual Defendants”) and the Company variously violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs seek unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in the Company’s common stock, disgorgement by the Company’s chief executive office and former chief financial officer of certain compensation and profits from trading in the Company’s common stock pursuant to Section 304 of the Sarbanes-Oxley Act of 2002, and other relief. As of September 8, 2004, all of these class action lawsuits were consolidated into a single action referenced as Civil Action No. 5:04-CV-473BR and titled In re Red Hat, Inc. Securities Litigation. Lead counsel and lead plaintiff in the case have now been designated, and on May 6, 2005, the plaintiffs filed an amended consolidated class action complaint. On July 29, 2005, the Company, on behalf of itself and the Individual Defendants, filed a motion to dismiss the action for failure to state a claim upon which relief may be granted. Also on that date PricewaterhouseCoopers LLP, also a defendant, filed a separate motion to dismiss. The Company intends to vigorously defend this class action lawsuit. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

In addition to the class action claims, a purported shareholder derivative action was filed, in connection with the Restatement, on August 20, 2004, in the Wake County Superior Court in North Carolina (Civil Action No. 04-CVS-11746), against certain present and former officers and directors of the Company and also naming the Company as a nominal defendant. This suit was subsequently assigned to the North Carolina Business Court. The suit claims that certain of the Company’s present and former officers and directors breached their fiduciary duties to the Company’s stockholders and to the Company. The complaint is derivative in nature and does not seek relief from the Company. On July 21, 2005, plaintiff filed an amended complaint and defendants subsequently filed a motion to dismiss based on the amended complaint that is now pending before the court. A hearing on the motion to dismiss has been scheduled for December 20, 2005. The Company believes there are legal and factual defenses to the claims, which the Company intends to vigorously pursue. There is, however, no assurance that the Company will prevail in defending this action.

Commencing on October 7, 2004, a petition was entered in the United States Bankruptcy Court in the Eastern District of North Carolina (Case No. 04-03642-5) by the bankruptcy administrator of ArsDigita GmbH, a German company, seeking to recover certain assets acquired by RH Interchange, Inc., a wholly-owned subsidiary of the Company, in an asset acquisition in February 2002. Petitioner claims that the German company received insufficient consideration for the transfer of the purchased assets and seeks to avoid the transaction. Petitioner seeks recovery of those transferred assets still in the possession of either the Company or RH Interchange and compensation for those assets no longer in their possession. On November 29, 2004, the Company and its subsidiary filed a motion to dismiss the petition; that petition was subsequently denied and thereafter discovery commenced. The Company believes there are substantial legal and factual defenses to the petition, which the Company intends to vigorously pursue. There is no assurance the Company will prevail in defending this action. The Company is not presently able to reasonably estimate potential losses, if any, related to the petition.

The Company also experiences other routine litigation in the normal course of our business. The Company believes that the outcome of this routine litigation will not have a material adverse effect on its consolidated financial position and results of operations.

NOTE 5—Income Taxes

During the three and six month periods ended August 31, 2005, the Company recorded $1.9 million and $3.2 million, respectively, of income tax expense based on an effective tax rate of 10%. The Company’s effective tax rate differs from the U.S. Federal statutory rate primarily due to U.S. net operating loss carryforwards. The provision for income tax expense for the quarter ended August 31, 2005, consists of domestic federal alternative minimum tax expense as well as foreign income tax expense.

The Company accounts for income taxes using the liability method that requires the recognition of deferred tax assets or liabilities for the temporary difference between financial reporting and tax bases of the Company’s assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The Company has recorded a valuation allowance against a majority of its deferred tax assets due to uncertainty of realization of these deferred tax assets.

The Company continues to assess the realizability of other net deferred tax assets, which primarily consist of net operating losses and stock option expense deductions in the United States. In assessing the realizability of net deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making this assessment, management considers the historical trend of taxable losses, projected future taxable income and the reversal of deferred tax liabilities. As of August 31, 2005, the net deferred tax asset balance was $166 million of which $162 million is offset by a valuation allowance. The deferred tax asset balance includes approximately $152 million attributable to domestic net operating losses carried forward. To the extent the deferred tax assets are realized, these amounts would be credited to the provision for income taxes, additional paid in capital and goodwill. Based on the Company’s positive trend of earnings, we believe the uncertainty regarding the deferred tax assets may in the future diminish to the point where deferred tax assets may be realized. If the Company would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset could increase income and stockholder’s equity, and reduce goodwill, in the quarter when such a determination is made.

NOTE 6—Share Repurchase Program and Debt Buyback

The Company’s Board of Directors has previously authorized a common stock repurchase program of up to $250.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. At August 31, 2005, approximately $133.3 million remained available under the program to repurchase shares of the Company’s common stock. The program is scheduled to expire March 31, 2006, unless the program is discontinued earlier by a determination of the Board of Directors, the chief executive office or the chief financial officer.

During the three months ended August 31, 2005, the Company acquired 769,366 shares of the Company’s common stock under the stock repurchase program at a total cost of approximately $11.6 million. During the six months ended August 31, 2005, the Company acquired 1,234,366 shares of the Company’s common stock under the stock repurchase program at a total cost of approximately $16.7 million. These amounts were recorded as treasury stock on the Company’s Consolidated Balance Sheets and included 669,366 common shares acquired through structured stock repurchase transactions.

From time to time, the Company has entered into, and may in the future enter into, structured stock repurchase transactions with financial institutions as part of the stock repurchase program. These transactions may require upfront payments to the counter-party financial institution and may result in either the receipt of stock or cash depending on the market price of the stock at the maturity of the agreement. During the three months ended August 31, 2005, the Company entered into a $10.0 million structured stock repurchase transaction which matured and settled during the period and resulted in the repurchase of 669,366 shares of the Company’s common stock. During the six months ended August 31, 2005, the Company entered into $30.0 million of structured stock repurchase transactions which matured and settled during the period. These transactions resulted in the Company receiving $20.0 million of its investment returned with a premium of $1.0 million and repurchasing 669,366 shares of the Company’s common stock. The $1.0 million premium was recorded as additional paid-in capital and all shares received pursuant to structured stock repurchase transactions are recorded as treasury stock on the Company’s Consolidated Balance Sheets.

The Company’s Board of Directors has also previously authorized a program to purchase up to $50.0 million of the Company’s 0.5% convertible senior debentures due 2024 from time to time on the open market or in privately negotiated transactions. At August 31, 2005, approximately $23.7 million remained available to repurchase the Company’s debentures pursuant to the program. The program is scheduled to expire March 31, 2006, unless the program is discontinued earlier by a determination of the Board of Directors, the chief executive office or the chief financial officer.

During the three months ended August 31, 2005, the Company repurchased $20.0 million in face value of its debentures at a cost of $18.1 million. The repurchased debentures were canceled pursuant to terms of the indenture and the $1.9 million difference between the face value and the cost was recorded as other income in the Company’s Consolidated Income Statement, net of $0.4 million write-off of deferred debt issuance costs related to the canceled debentures. During the six months ended August 31, 2005, the Company repurchased $30.0 million in face value of its debentures at a cost of $26.3 million. The repurchased debentures were canceled pursuant to terms of the indenture and the $3.7 million difference between the face value and the cost was recorded as other income in the Company’s Consolidated Income Statement, net of $0.6 million write-off of deferred debt issuance costs related to the canceled debentures.

NOTE 7—Goodwill

In accordance with SFAS 142, the Company completed the annual impairment test as of February 28, 2005 and no goodwill impairment was deemed necessary. The following is a summary of goodwill by reportable segment for the quarters ended August 31, 2005 and February 28, 2005 (in thousands):

	Enterprise	Embedded	Consolidated
Balance at February 28, 2005	$54,075	$19,516	$73,591
Add: Acquisition earn-out	2,500	—	2,500
Deduct: Impact of foreign currency fluctuations and other	(95)	—	(95)

Balance at August 31, 2005	$56,480	$19,516	$75,996

In April 2005 the conditions requiring the Company to pay $2.5 million under the earn-out provisions of an acquisition consummated in December 2004 were achieved, resulting in an increase in goodwill for the six months ended August 31, 2005.

NOTE 8—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of purchased technologies, customer and reseller relationships, trademarks, copyrights and patents, which are amortized over the estimated useful life on a straight line basis. Useful lives range from three to five years for purchased technologies and customer and reseller relationships and three to ten years for trademarks, copyrights and patents. There were no additions to identifiable intangible assets during the three month and six month periods ended August 31, 2005. Amortization of identifiable intangible assets, which was previously reported as a separate item on the Consolidated Statement of Operations, has been reclassified to conform with current period presentation as follows:

	Three Months Ended		Six Months Ended
	August 31, 2005 (unaudited)	August 31, 2004 (unaudited)	August 31, 2005 (unaudited)	August 31, 2004 (unaudited)
Amortization of identifiable intangible assets included in:
Cost of subscription revenue—enterprise technologies and retail	$660	$—	$1,320	$—
Sales and marketing expense	$297	$178	$595	$337

Total amortization of identifiable intangible assets	$957	$178	$1,915	$337

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are a global leader in providing open source software solutions to the enterprise. We are also the market leader in providing enterprise-ready open source operating system platforms.

Open source software is an alternative to proprietary software and represents a different paradigm for the development of commercial software code than that used for the development of proprietary software. Because open source software code is freely shared, there are no licensing fees for the distribution of the open source software. Therefore, we do not recognize revenue from the licensing of the code itself. We provide value to our customers through the integration, testing and maintenance of our solutions and technologies, by providing a common framework for third-party technology hardware and software providers to certify their product’s operation with open source solutions and technologies, and by providing a level of scalability, stability and accountability for the solutions we package and distribute. Moreover, because communities of developers not employed by us assist with the creation of our open source offerings, opportunities for innovation of our offerings are supplemented by these communities.

We sell our enterprise solutions and technologies, such as our operating system platform, Red Hat Enterprise Linux (“RHEL”), through subscriptions, and we recognize revenue over the period of the subscription agreements with our customers. In addition, we provide certain managed services for each of our technologies through Red Hat Network (“RHN”) as a component of our subscriptions. We market our offerings primarily to large enterprises, government organizations, small and medium size businesses and educational institutions.

We have focused on introducing and gaining acceptance for our enterprise technologies. Since introducing our initial enterprise open source operating system platform, RHEL, it has gained widespread independent software vendor (“ISV”) and independent hardware vendor (“IHV”) support. We have continued to build our enterprise line of offerings by expanding our enterprise operating system platform offerings and introducing new systems management services, clustering capability, file management systems, directory and certificate technologies and enhanced security functionality. We intend to bring the value of open source technology to other key areas of the enterprise infrastructure as the development community efforts support and customer needs dictate.

For the three months ended August 31, 2005, total revenue increased 41.9% to $65.7 million from $46.3 million in the three months ended August 31, 2004. This increase resulted from an increasing level of adoption of RHEL as a primary computing platform by the larger enterprise customers, as well as growing penetration of the small and mid-sized business market and increased adoption of other Red Hat enterprise solutions and technologies. Our ability to continue to increase adoption rates of Red Hat enterprise offerings and maintain competitive pricing are critical to our success.

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

Subscriptions. Our enterprise technologies are sold under subscription agreements. These agreements typically have a one or three year subscription period. The base subscription entitles the end user to maintenance, including configuration support and updates and upgrades to the technology, when and if available, during the term of the subscription through RHN. Our customers have the ability to purchase higher levels of subscriptions that increase the level of support the customer is entitled to receive. Subscription revenue increased in the first and second quarter of fiscal 2006 and each quarter during fiscal 2005 and 2004 and is being driven primarily by the market acceptance of using the Linux operating system in the enterprise and our expansion of sales channels during these periods.

Sales by geography. We operate our business in three geographic regions: The Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Singapore, Japan, India, Australia, Korea and China). In the second quarter of fiscal 2006, $21.4 million or 32.5% of our revenue was generated outside North America compared to $14.7 million or 31.7% in second quarter of fiscal 2005. While our revenue in both EMEA and Asia Pacific relative to total revenues for the second quarter of fiscal 2006 did not change significantly when compared to the corresponding quarter in fiscal 2005, the percentage of our revenues generated from our international operations is expected to gradually increase as our international sales force and channels become more mature and as we enter new locations or expand our presence in existing locations. We have offices in more than 25 locations throughout the world.

Deferred revenue balances. Our deferred revenue balance at August 31, 2005 was $184.0 million. Because of our subscription model and revenue recognition policies, deferred revenues improve predictability of future revenues. Deferred revenues at August 31, 2005, have increased by more than 16.5% as compared to the balance at May 31, 2005 of $157.9 million.

Cash, cash equivalents and investments in debt securities. Cash, cash equivalents and short term and long term investments in debt securities balances at August 31, 2005 totaled $965.6 million. During the first six months of fiscal 2006, we generated $82.4 million in cash flow from operations primarily related to the increase in sales of subscriptions during the period. Our significant cash balance gives us the ability to take advantage of opportunities such as: acquisition opportunities, increasing investment in international areas and purchasing our own common stock and debt securities.

In fiscal 2006, we will focus on, among other things, (i) continuing to build on the global market momentum behind the adoption of open source solutions by enterprise customers; (ii) continuing our market penetration through channel partners and international expansion; (iii) driving renewal rates of subscriptions sold in prior periods and (iv) increasing the contribution to our subscription sales by hardware vendors.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies include the following:

•	Revenue recognition;

•	Impairment of long-lived assets; and

•	Deferred taxes.

Revenue Recognition

We recognize revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”) as amended by SOP 98-4 and SOP 98-9, and Staff Accounting Bulletin No. 101 (“SAB 101”), as amended by Staff Accounting Bulletin No. 104. Revenue recognition in accordance with these pronouncements can be complex due to the nature and variability of our sales transactions.

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

In addition, our enterprise subscription revenue is partially derived from sales of our RHN offerings. RHN is a Company-hosted, internet-based set of services used to help promote the security, availability and management of our Red Hat technology solutions as well as provide functionality for managing other technologies. RHN may be subscribed to at the time of, and in addition to, one of our RHEL offerings or on a stand alone basis. Revenues are recognized ratably over the term of the subscription beginning on the commencement date of the subscription.

Through our retail distributors, we formerly sold Red Hat Linux consumer products. In accordance with SOP 97-2, the revenue associated with products whose subscription period was 30 days or less was recognized immediately because the cost to us associated with such subscriptions was de minimis. For retail products whose subscription period for support services was greater than 30 days, we recognized the revenue ratably over the period that the subscription services were provided beginning on the estimated date of purchase by the end user. A reserve for sales returns was recognized for sales of retail software products to distributors, who had a right of return, based on our historical experience of sell-through to the end user by the distributor. The predominant portion of our retail distribution agreements provided that distributors only have 90 days from date of original shipment to return unsold product. We recognized revenues from sales of retail products with subscription periods less than 30 days upon shipment to the distributor because we were able to estimate returns with a reasonable degree of accuracy, the fee was fixed and determinable and collection of the resulting receivable was probable. Our retail customers did not receive the right to future upgrades or new versions of the technology. Embedded subscription consists of revenue for technical support and maintenance services provided pursuant to software compiling, debugging, and optimization agreements. Revenue is recognized ratably over the term of the agreement, which is typically 12 months.

Services Revenue

Services revenue is comprised of enterprise technology services and embedded development. Enterprise technology services are comprised of revenue for enterprise consulting and engineering services and customer training and education. Enterprise technology consulting services are provided under agreements in which customers pay us on a fixed fee or hourly basis to assist in the deployment of enterprise technologies. Enterprise technology engineering services represent revenues earned under fixed fee or hourly arrangements, principally with our OEM partners, to add functionality to our RHEL line of technologies. Revenues under hourly arrangements are recognized as work is performed. Revenues under fixed fee arrangements are recognized either on a proportional performance basis or upon passage of time dependent upon the terms of each individual engagement. Revenue from customer training and education is recognized as the services are performed.

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

Deferred Taxes

We account for income taxes using the liability method that requires the recognition of deferred tax assets or liabilities for the temporary difference between financial reporting and tax bases of the Company’s assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The Company has recorded a valuation allowance against a majority of its deferred tax assets due to uncertainty of realization of these deferred tax assets. During the three months and six months ended August 31, 2005, the Company recorded a tax expense of $1.9 million and $3.2 million.

We continue to assess the realizability of other net deferred tax assets, which primarily consist of net operating losses and stock option expense deductions in the United States. In assessing the realizability of net deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making this assessment, management considers the historical trend of taxable losses, projected future taxable income and the reversal of deferred tax liabilities. As of August 31, 2005, the net deferred tax asset balance was $166 million of which $162 million is offset by a valuation allowance. The deferred tax asset balance includes approximately $152 million attributable to domestic net operating losses carried forward. To the extent the deferred tax assets are realized, these amounts would be credited to the provision for income taxes, additional paid in capital and goodwill. Based on the Company’s positive trend of earnings, we believe the uncertainty regarding the deferred tax assets may diminish to the point where deferred tax assets may be realized. If the Company would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset could increase income and stockholder’s equity, and reduce goodwill, in the quarter when such a determination is made.

RESULTS OF OPERATIONS

The following table is a summary of our results of operations for the three month and six month periods ended August 31, 2005 and 2004, respectively:

	Three Months Ended		Six Months Ended
	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Subscription and services revenue:
Subscription:
Enterprise technologies	$53,758	$33,941	$102,501	$63,909
Retail	—	561	—	936
Embedded	569	423	1,067	648

Total subscription revenue	54,327	34,925	103,568	65,493

Services:
Enterprise technologies	10,684	10,492	22,067	20,978
Embedded development services	707	907	863	1,617

Total services revenue	11,391	11,399	22,930	22,595

Total subscription and services revenue	65,718	46,324	126,498	88,088

Cost of subscription and services revenue:
Subscription:
Enterprise technologies and retail	4,955	2,807	10,734	4,720
Embedded	48	62	102	131

Total cost of subscription revenue	5,003	2,869	10,836	4,851

Services:
Enterprise technologies	6,015	5,241	12,164	10,727
Embedded development services	574	736	1,220	1,613

Total cost of services revenue	6,589	5,977	13,384	12,340

Total cost of subscription and services revenue	11,592	8,846	24,220	17,191

Gross profit enterprise technologies and retail	53,472	36,946	101,670	70,376
Gross profit embedded	654	532	608	521

Total gross profit	54,126	37,478	102,278	70,897

Operating expense:
Sales and marketing	20,478	15,034	40,793	28,415
Research and development	10,450	8,435	20,298	15,710
General and administrative	11,271	7,265	21,614	14,884

Total operating expense	42,199	30,734	82,705	59,009

Income from operations	11,927	6,744	19,573	11,888
Other income and expense, net	8,220	5,995	15,956	13,331
Interest expense	(1,556)	(1,555)	(3,122)	(3,118)

Income before provision for income taxes	18,591	11,184	32,407	22,101
Provision (benefit) for income taxes	1,859	(641)	3,241	(641)

Net income	$16,732	$11,825	$29,166	$22,742

Net income per share:
Basic	$0.09	$0.06	$0.16	$0.12
Diluted	$0.09	$0.06	$0.15	$0.12
Weighted average shares outstanding:
Basic	177,208	183,422	176,995	182,952
Diluted	208,583	218,836	207,894	218,874

Three Months Ended August 31, 2005 and August 31, 2004

Total revenue

Total revenue increased 41.9% to $65.7 million in the three months ended August 31, 2005 from $46.3 million in the three months ended August 31, 2004. This increase was primarily driven by significant growth in enterprise technologies subscriptions.

Subscription revenue

Subscription revenue is comprised of revenue from enterprise technologies (RHEL, RHN, Red Hat Directory Server and other products), retail and embedded customers. Subscription revenue increased 55.6% to $54.3 million for the three months ended August 31, 2005 from $34.9 million for the three months ended August 31, 2004.

Enterprise technologies subscriptions and retail

Enterprise technologies subscriptions revenue primarily relates to both direct and indirect sales of Red Hat enterprise technologies. Enterprise technologies subscriptions revenue increased 58.4% to $53.8 million for the quarter ended August 31, 2005 from $33.9 million for the quarter ended August 31, 2004. The increase in subscription revenue sales is being driven by broad market acceptance and the increasing use of the Linux operating system in mission critical areas of computing by the large enterprise, as well as increasing revenue through OEM and distributor relationships that we have developed and continue to develop. Our sales force has also increased to better address the growing market opportunity globally and with new product offerings.

There were no retail revenues in the quarter ended August 31, 2005 compared to $0.6 million for the quarter ended August 31, 2004. This decrease is due to our discontinuance of this product and our focus on the sale of subscriptions of our enterprise technologies to enterprise customers rather than on the consumer market.

Embedded subscription

Embedded subscription revenue increased 34.5% to $0.6 million for the three months ended August 31, 2005 from $0.4 million for the three months ended August 31, 2004. The increase in embedded subscription revenue is primarily due to the timing of contracts, not due to any overall change in market demand.

Services revenue

Enterprise technologies services

Enterprise technologies services include fees received from enterprise customers for deployment of Red Hat enterprise technologies, customer training and education fees and fees received for adding certain functionality to RHEL for our major hardware partners. Enterprise technologies services revenue increased 1.8% to $10.7 million in the three months ended August 31, 2005 from $10.5 million in the three months ended August 31, 2004. The increase in enterprise technologies services revenue is primarily due to an increase in consulting fees received from enterprise customers for deployment of Red Hat enterprise technologies of approximately $0.3 million as compared to the same prior year period. The adoption of Linux as a primary computing platform increases the need for consulting services.

Embedded development services

Embedded development services revenue declined by 22.1% to $0.7 million for the three months ended August 31, 2005 compared to $0.9 million for the three months ended August 31, 2004. The reduction primarily relates to our reduced focus and personnel on this business to a small core team which maintains a presence in this market place.

Cost of revenue

Cost of subscription revenue

Cost of enterprise subscription revenue primarily consists of expenses we incur to manufacture, package, distribute, support and provide maintenance for our solutions. These costs include expenses for physical media, literature and packaging, fulfillment and shipping, labor-related costs to provide technical support and maintenance and bandwidth costs for RHN. Cost of enterprise subscription revenue increased 74.4% to $5.0 million in the three months ended August 31, 2005 from $2.9 million in the three months ended August 31, 2004. The overall increase results from $1.0 million of additional staff costs, $0.7 million of additional amortization expense related to identifiable intangible assets acquired in the fourth quarter of fiscal 2005, $0.2 million of additional packaging and product material costs, and $0.2 million of depreciation costs.

Cost of services revenue

Cost of services revenue is primarily comprised of salaries and related costs, incurred for our personnel to deliver training and education, open source consulting, engineering and hardware certification services. Cost of services revenue increased 10.2% to $6.6 million in the three months ended August 31, 2005 from $6.0 million in the three months ended August 31, 2004. The increase is primarily related to an increase in costs associated with our training and education services of $0.5 million, a $0.2 million increase in consulting costs and a $0.1 million decrease in our engineering services costs.

Gross profit

While total cost of revenue increased 31.0% to $11.6 million from $8.8 million during the three months ended August 31, 2004, total revenues increased 41.9% to $65.7 million during the three months ended August 31, 2005 from $46.3 million during the three months ended August 31, 2004. As a result, gross profit increased 44.4% to $54.1 million (82.4% of total revenue) for the three months ended August 31, 2005 from $37.5 million (80.9% of total revenue) for the three months ended August 31, 2004. This increase was primarily due to the increase in revenue related to our Red Hat enterprise technology subscription offerings, which have higher gross margins than services. Gross margins on total subscription revenues were $49.3 million and $32.1 million during the three months ended August 31, 2005 and 2004, respectively. Gross margins on total service revenues were $4.8 million and $5.4 million during the three months ended August 31, 2005 and 2004, respectively.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for personnel, sales commissions, travel, public relations and marketing materials and tradeshows. Sales and marketing expense increased 36.2% to $20.5 million (31.2% of total revenue) in the three months ended August 31, 2005 from $15.0 million (32.5% of total revenue) in the three months ended August 31, 2004. This increase was primarily due to increased staffing and the related $3.7 million increase in compensation costs and a $1.4 million increase in advertising and promotion costs.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased 23.9% to $10.5 million (15.9% of total revenue) in the three months ended August 31, 2005 from $8.4 million (18.2% of total revenue) in the three months ended August 31, 2004. The increase in research and development expense resulted primarily from a $1.7 million increase in engineering compensation expense. We increased our staffing as a result of a business acquisition in the fourth quarter of fiscal 2005 and to support the continued development and integration of our Red Hat enterprise technologies. Professional fees and expendable equipment costs increased $0.2 million.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, facilities and information systems expenses. General and administrative expense increased 55.1% to $11.3 million (17.2% of total revenue) in the three months ended August 31, 2005 from $7.3 million (15.7% of total revenue) in the three months ended August 31, 2004. This increase relates primarily to increased administrative compensation costs of $1.7 million, losses of approximately $0.9 million recognized on the disposal of fixed assets, an increase in office expenses of $0.2 million, an increase in legal and other professional fees of $0.4 million and an increase in depreciation expense of $0.8 million.

Other income and expense, net

Other income and expense, net consists of interest income earned on cash deposited in money market accounts and invested in short and long-term fixed income instruments, gain on the extinguishment of certain long-term debt, net gains realized on the sale of investments and net foreign currency revaluation gains and losses. Other income and expense, net, increased to $7.3 million in the three months ended August 31, 2005 from $6.0 million in the three months ended August 31, 2004. The increase is primarily related to a $1.5 million net gain recognized on the extinguishment of long term debt and a $0.9 million increase in interest income during the three months ended August 31, 2005 compared to the three months ended August 31, 2004. The increase in interest income is attributable primarily to higher rates of return. Partially offsetting the increase in other income and expense, net was a decrease of $0.6 million in realized gains on the sale of investments during the three months ended August 31, 2005 compared to the three months ended August 31, 2004.

Interest expense

Interest expense primarily consists of interest and the related amortization of deferred debt issuance costs associated with the convertible debentures. During the three months ended August 31, 2005, interest expense was $1.6 million which was approximately the same amount of interest expense incurred during the three months ended August 31, 2004.

Taxes

During the three months ended August 31, 2005, the Company recorded $1.9 million of income tax expense based on an effective tax rate of 10%. The Company’s effective tax rate differs from the U.S. Federal statutory rate primarily due to U.S. net operating loss carryforwards. The provision for income tax expense for the three months ended August 31, 2005, consists of domestic federal alternative minimum tax expense as well as foreign income tax expense. During the three months ended August 31, 2004, the Company recognized an income tax benefit of $0.6 million resulting primarily from the reversal of the valuation allowance pertaining to certain foreign deferred tax assets.

Six Months Ended August 31, 2005 and August 31, 2004

Total revenue

Total revenue increased 43.6% to $126.5 million in the six months ended August 31, 2005 from $88.1 million in the six months ended August 31, 2004. This increase was primarily driven by significant growth in enterprise technologies subscriptions. Retail revenues declined due to our discontinuance of this product.

Subscription revenue

Subscription revenue is comprised of revenue from enterprise technologies (RHEL, RHN, Red Hat Network, Red Hat Directory Server and other products), retail and embedded. Subscription revenue increased 58.1% to $103.6 million for the six months ended August 31, 2005 from $65.5 million for the six months ended August 31, 2004 primarily due to the increase in the volume of subscriptions sold.

Enterprise technologies subscriptions and retail

Enterprise technologies subscriptions revenue primarily relates to both direct and indirect sales of Red Hat enterprise technologies. Enterprise technologies subscriptions revenue increased 60.4% to $102.5 million for the six months ended August 31, 2005 from $63.9 million for the six months ended August 31, 2004. The increase in subscription revenue sales is being driven by broad market acceptance and the increasing use of the Linux operating system in mission critical areas of computing by the large enterprise, as well as increasing revenue through OEM and distributor relationships that we have developed and continue to develop. Our sales force has also increased to better address the growing market opportunity globally and with new product offerings.

There were no retail revenues in the six months ended August 31, 2005 compared to $0.9 million for the six months ended August 31, 2004. This decrease is due to our discontinuance of this product and our focus on the sale of subscriptions of our enterprise technologies to enterprise customers rather than on the consumer market.

Embedded subscriptions

Embedded subscription revenue increased 64.7% to $1.1 million for the six months ended August 31, 2005 from $0.6 million for the six months ended August 31, 2004. The increase in embedded subscription revenue is primarily due to the timing of contracts, not due to any overall change in market demand.

Services revenue

Enterprise technologies services

Enterprise technologies services include fees received from enterprise customers for deployment of Red Hat enterprise technologies, customer training and education fees and fees received for adding certain functionality to RHEL for our major hardware partners. Enterprise technologies services revenue increased 5.2% to $22.1 million in the six months ended August 31, 2005 from $21.0 million in the six months ended August 31, 2004. The increase in enterprise technologies services revenue is primarily due to an increase in consulting fees received from enterprise customers for deployment of Red Hat enterprise technologies of approximately $0.7 million and an increase in the revenues earned from customer training and education of $0.4 million as compared to the prior year period. The adoption of Linux as a primary computing platform increases the need for consulting services and training.

Embedded development services

Embedded development services revenue declined by 46.6% to $0.9 million for the six months ended August 31, 2005 compared to $1.6 million for the six months ended August 31, 2004. The reduction primarily relates to our reduced focus and personnel on this business to a small core team which maintains a minimal presence in this market place.

Cost of revenue

Cost of subscription revenue

Cost of enterprise subscription revenue primarily consists of expenses we incur to manufacture, package, distribute, support and provide maintenance for our solutions. These costs include expenses for physical media, literature and packaging, fulfillment and shipping, labor-related costs to provide technical support and maintenance and bandwidth costs for RHN. Cost of enterprise subscription revenue increased 123.4% to $10.8 million in the six months ended August 31, 2005 from $4.9 million in the six months ended August 31, 2004. The overall increase results from $2.3 million of additional staff costs, $1.3 million of additional amortization expense related to identifiable intangible assets acquired in the fourth quarter of fiscal 2005, $1.1 million of additional packaging and product material costs, $0.7 million of depreciation costs and $0.1 million of costs associated with facilities and systems to handle high subscription volumes, and the transfer of certain employees from engineering functions to customer support activities.

Cost of services revenue

Cost of services revenue is primarily comprised of salaries and related costs incurred for our personnel to deliver training and education, open source consulting, engineering and hardware certification services. Cost of services revenue increased 8.5% to $13.4 million in the six months ended August 31, 2005 from $12.3 million in the six months ended August 31, 2004. The increase is primarily related to an increase in costs associated with our training and education services of $1.2 million, a $0.3 million increase in consulting costs and a $0.4 million decrease in our engineering services costs.

Gross profit

While total cost of revenue increased 40.9% to $24.2 million during the six months ended August 31, 2005 from $17.2 million during the six months ended August 31, 2004, total revenues increased 43.6% to $126.5 million during the six months ended August 31, 2005 from $88.1 million during the six months ended August 31, 2004. As a result, gross profit increased 44.3% to $102.3 million (80.9% of total revenue) for the six months ended August 31, 2005 from $70.9 million (80.5% of total revenue) for the six months ended August 31, 2004. This increase was primarily due to the increase in revenue related to our Red Hat enterprise technology subscription offerings, which have higher gross margins than services. Gross margins on total subscription revenues were $92.7 million and $60.6 million during the six months ended August 31, 2005 and 2004, respectively. Gross margins on total services revenues were $9.5 million and $10.3 million during the six months ended August 31, 2005 and 2004, respectively.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for personnel, sales commissions, travel, public relations and marketing materials and tradeshows. Sales and marketing expense increased 43.6% to $40.8 million (32.2% of total revenue) in the six months ended August 31, 2005 from $28.4 million (32.3% of total revenue) in the six months ended August 31, 2004. This increase was primarily due to increased staffing and the related $8.6 million increase in compensation costs and a $2.2 million increase in advertising and promotion costs.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased 29.2% to $20.3 million (16.0% of total revenue) in the six months ended August 31, 2005 from $15.7 million (17.8% of total revenue) in the six months ended August 31, 2004. The increase in research and development expense resulted from a $4.1 million increase in engineering compensation expense. We increased our staffing as a result of an acquisition in the fourth quarter of fiscal 2005 and to support the continued development and integration of our Red Hat enterprise technologies. Other increases in professional fees and expendable equipment costs totaled approximately $0.6 million for the six months ended August 31, 2005.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, facilities and information systems expenses. General and administrative expense increased 45.2% to $21.6 million (17.1% of total revenue) in the six months ended August 31, 2005 from $14.9 million (16.9% of total revenue) in the six months ended August 31, 2004. This increase relates primarily to increased administrative compensation costs of $2.9 million, a $1.7 million increase in accounting, legal and other professional fees and losses of approximately $1.0 million recognized on the disposal of fixed assets. Other increases include $0.6 million in communication costs, $0.4 million in depreciation expense and $0.4 million in expendable equipment costs.

Other income and expense, net

Other income and expense, net consists of interest income earned on cash deposited in money market accounts and invested in short and long-term fixed income instruments, gain on the extinguishment of certain long-term debt, net gains realized on the sale of investments and net foreign currency revaluation gains and losses. Other income and expense, net, increased to $16.0 million in the six months ended August 31, 2005 from $13.3 million in the six months ended August 31, 2004. The increase is primarily related to a $3.1 million net gain recognized on the extinguishment of long-term debt and a $1.6 million increase in interest income during the six months ended August 31, 2005 compared to the six months ended August 31, 2004. The increase in interest income is attributable primarily to higher rates of return. Partially offsetting the increase in other income and expense, net was a decrease of $2.1 million in realized gains on the sale of investments during the six months ended August 31, 2005 compared to the six months ended August 31, 2004.

Interest expense

Interest expense primarily consists of interest and the related amortization of deferred debt issuance costs associated with the convertible debentures. During the six months ended August 31, 2005, interest expense was $3.1 million which was approximately the same amount of interest expense incurred during the six months ended August 31, 2004.

Taxes

During the six month period ended August 31, 2005, the Company recorded $3.2 million of income tax expense based on an effective tax rate of 10%. The Company’s effective tax rate differs from the U.S. Federal statutory rate primarily due to U.S. net operating loss carryforwards. The provision for income tax expense for the six months ended August 31, 2005, consists of domestic federal alternative minimum tax expense as well as foreign income tax expense. During the six months ended August 31, 2004, the Company recognized an income tax benefit of $0.6 million resulting primarily from the reversal of the valuation allowance pertaining to certain foreign deferred tax assets.

Liquidity and Capital Resources

We have historically derived a significant portion of our liquidity and operating capital from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and secondary public offerings, the issuance of convertible debentures and borrowings under working capital lines of credit. At August 31, 2005, we had total cash and investments of $965.6 million, which is comprised of $148.1 million in cash and cash equivalents, $369.4 million of short-term, fixed-income investments and $448.1 million of long-term, fixed-income investments. This compares to total cash and investments of $928.8 million at February 28, 2005. At August 31, 2005, we have an unrealized loss of $9.9 million on our investments in debt securities. We currently have sufficient liquidity with $148.1 million in cash and cash equivalents on hand that we presently do not intend to liquidate our short and long-term investments prior to their scheduled maturity date.

However, in the event that we did liquidate these investments prior to their scheduled maturities and there were no changes in market interest rates, we could be required to recognize a realized loss on those investments when we liquidate.

At August 31, 2005, cash and cash equivalents totaled $148.1 million, a decrease of $96.3 million as compared to May 31, 2005. The decrease in cash and cash equivalents resulted primarily from $118.1 million cash used in investing, primarily related to purchases of debt securities and $23.0 million cash used in financing activities, due primarily to repurchases of our 0.5% senior convertible debentures due 2024 and the Company’s common stock. These uses of cash were partially offset by $45.8 million of cash provided by operations.

Cash provided by operations of $45.8 million in the three months ended August 31, 2005, includes net income of $16.7 million, adjusted to exclude the impact of non-cash revenues and expenses, which totaled $4.7 million net source of cash. Changes in operating assets and liabilities were a net source of cash of $24.4 million primarily resulting from an increase in deferred revenue of $27.8 million and an increase in accrued expenses of $5.1 million, partially offset by an increase of $9.8 million in accounts receivable and earnings in excess of billings. The increase in deferred revenue is due to growth in billings and the nature by which we generally obtain payments from customers for subscriptions to our technologies in advance of the subscription period.

Cash used in investing activities of $118.1 million for the three months ended August 31, 2005 was primarily comprised of net purchases of fixed income investment securities of $110.8 million, purchases of property and equipment totaling $4.7 million and a required payment of $2.5 million under an earn-out provision related to an acquisition consummated in December 2004.

Cash used in financing activities of $23.0 million for the three months ended August 31, 2005 was primarily comprised of $18.1 million in purchases of convertible debentures and $11.6 million in purchases of the Company’s common stock pursuant to the previously announced expanded share repurchase program to acquire up to an aggregate of $250 million of our common stock and $50 million of our 0.5% senior convertible debentures due 2024, partially offset by proceeds from issuance of common stock due to employees exercise of stock options and purchases under the Employee Stock Purchase Plan totaling $6.2 million in the aggregate and other borrowings related to fixed asset purchases totaling $0.4 million.

In January 2004, we issued $600 million in convertible senior debentures, of which $570 million remains outstanding. The debentures mature on January 15, 2024 and bear interest at a rate of 0.5% per annum, payable semiannually on January 15 and July 15 of each year. The debentures are senior unsecured obligations and rank equally in right of payment with all of our other existing and future unsecured and unsubordinated debt. The debentures are convertible into shares of our common stock under certain circumstances prior to maturity at a conversion rate of 39.0753 shares per $1,000 principal amount of debentures (which represents a conversion price of approximately $25.59 per share), subject to adjustment under certain conditions. We may redeem the debentures, in whole or in part, in cash at any time on or after January 15, 2009. Holders of the debentures may require us to redeem the debentures, in whole or in part, in cash on January 15 of 2009, 2014 and 2019. As of August 31, 2005, no debentures were redeemed. Accrued interest to the redemption date will be paid by us in any such redemption. Interest payments of $1.5 million were made during the quarter ended August 31, 2005 and accrued interest at August 31, 2005 was $0.4 million. During the quarter ended August 31, 2005, the Company repurchased $20 million in face value of its 0.5% convertible senior debentures due 2024 at a cost of $18.1 million. The repurchased debentures were canceled pursuant to terms of the indenture and the $1.9 million difference in face value and the cost was recorded as other income in the Company’s Consolidated Income Statement, net of a $0.4 million write-off of deferred debt issuance costs related to the canceled debentures.

We have and will continue to utilize cash and investments to fund, among other potential uses, purchases of our common stock, purchases of our convertible debentures, purchases of fixed assets and mergers and acquisitions.

Given our strong operating cash flow and the $965.6 million of cash and investments held at August 31, 2005, we do not presently anticipate the need to raise cash to fund our operations either through the sale of additional equity or through the issuance of debt for the foreseeable future. However, we may take advantage of favorable capital market situations that may arise from time to time to raise additional capital.

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

We have expanded our operations rapidly in recent years. For example, our total revenues increased from approximately $124.7 million for the year ended February 29, 2004 to approximately $196.5 million for the year ended February 28, 2005. Moreover, the total number of our employees has increased over that year. In addition, we continue to explore ways to extend our product and service offerings, and geographic reach. Our growth has placed and may continue to place a strain on our management systems, information systems, resources and internal controls. Our ability to successfully offer products and services and implement our business plan requires adequate information systems and resources and oversight from our senior management. As we grow, we must also continue to hire, train, supervise and manage new employees. We may not be able to hire, or adequately train, supervise and manage sufficient personnel or develop management and operating systems to adequately manage our expansion effectively. If we are unable to adequately manage our growth and improve our controls, systems and procedures, our operations and financial results could be adversely affected.

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

We are vulnerable to claims that our products infringe third-party intellectual property rights including trade secrets because our products are comprised of software components, many of which are developed by numerous independent parties. Claims for infringement of intellectual property rights may be filed and may seek damages and injunctive relief. The risk of infringement claims is exacerbated by the fact that much of the code in our products is developed by numerous independent parties over whom we exercise no supervision or control. It is further exacerbated by our lack of access to unpublished software patent applications. Claims of infringement could require us to seek to obtain licenses from third parties in order to continue offering our products, reengineer our products, or discontinue the sale of our products in the event that obtaining licenses and reengineering could not be accomplished on a timely and cost effective basis, which could adversely affect our business and operating results and may do so materially.

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

Due to the unpredictability of the technology spending environment, our revenue and operating results have fluctuated and may continue to fluctuate from quarter to quarter. We base our current and projected future expense levels, in part, on our estimates of future revenue. Our expenses are, to a large extent, fixed in the short term. We may not be able to adjust our spending quickly enough to protect our projected operating results for a quarter if our revenue in that quarter falls short of our expectations. If, among other considerations, our future operating results fall below expectations of securities analysts or investors or we are unable to increase or maintain profitability, the market price of our common stock may decline.

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

Our convertible debentures are at fixed rates and therefore interest expense is not impacted by a change in rates. The fair market value of the debentures is subject to interest rate risk and market risk due to the convertible feature of the debentures. Generally the fair market value of fixed interest rate debt increases as interest rates fall and decreases as interest rates rise. Generally, the fair market value of debt with conversion features permitting conversion into stock of the issuer, like the debentures, also increases as the market price of the underlying stock increases and decreases as the market price falls, assuming constant market interest rates. The interest and market value changes affect the fair market value of the debentures but do not impact our financial position, cash flows or results of operations. The fair value of the debentures was approximately $498.0 million and $514.0 million based on quoted market prices as of August 31, 2005 and February 28, 2005, respectively.

Investment Risk

The fair market value of the investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $9.6 million and $13.1 million decrease in the fair value of our available-for-sale investment securities as of August 31, 2005 and February 28, 2005, respectively.

Derivative Instruments

We did not hold derivative financial instruments as of August 31, 2005.

Foreign Currency Risk

Approximately 32.5% and 32.3% of our revenues for the three month and six month periods ended August 31, 2005, respectively were produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenues, operating expenses and net income for our non-U.S. segments. Similarly, our revenues, operating expenses and net income will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies. Using the average foreign currency exchange rates from fiscal 2005, our revenues from non-U.S. operations for the three month period ended August 31, 2005 would have been higher than we reported using the exchange rates for fiscal 2006, by approximately $0.3 million. For the six month period ended August 31, 2005 our revenues from non-U.S. operations would have been lower by approximately $0.3 million had we used the average foreign currency exchange rates from fiscal 2005 rather than exchange rates applicable for fiscal 2006. Additionally, the assets and liabilities of our non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, while related revenue and expense accounts of these operations are translated at average exchange rates during the month in which related transactions occur. Translation gains and losses are included as an adjustment to stockholders’ equity and included in other comprehensive income.

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

Commencing on or about March 29, 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. On August 8, 2001, Chief Judge Michael Mukasey of the U.S. District Court for the Southern District of New York issued an order that transferred all of the so-called IPO allocation actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings (Case No. 21 MC 92). The court has consolidated the actions into a single action. The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages. No discovery has occurred to date. The individual director and officer defendants have been dismissed from the case without prejudice. The Company believes these complaints are without merit and will defend itself vigorously in this matter. There can be no assurance, however, that this matter will be resolved in the Company’s favor. The Company, among other issuers, the plaintiffs, and the insurers have agreed, in concept, to a proposed settlement whereby the Company would be released from this litigation without further payment from the Company. That proposed settlement has been submitted to the court for its consideration, and the court has accepted the proposed settlement subject to certain amendments. A fairness hearing on the proposed settlement has been scheduled for April 24, 2006.

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

In the summer of 2004, 14 class action lawsuits were filed against the Company and several of its present and former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of North Carolina. In each of the actions, plaintiffs seek to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arise in connection with the Company announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs assert that certain present and former officers (the “Individual Defendants”) and the Company variously violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs seek unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in the Company’s common stock, disgorgement by the Company’s chief executive officer and former Chief Financial Officer of certain compensation and profits from trading in the Company’s common stock pursuant to Section 304 of the Sarbanes-Oxley Act of 2002, and other relief. As of September 8, 2004, all of these class action lawsuits were consolidated into a single action referenced as Civil Action No. 5:04-CV-473BR and titled In re Red Hat, Inc. Securities Litigation. Lead counsel and lead plaintiff in the case have now been designated, and on May 6, 2005, the plaintiffs filed an amended consolidated class action complaint. On July 29, 2005, the Company, on behalf of itself and the Individual Defendants, filed a motion to dismiss the action for failure to state a claim upon which relief may be granted. Also on that date PricewaterhouseCoopers LLP, also a defendant, filed a separate motion to dismiss. The Company intends to vigorously defend this class action lawsuit. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

In addition to the class action claims, a purported shareholder derivative action was filed, in connection with the Restatement, on August 20, 2004, in the Wake County Superior Court in North Carolina (Civil Action No. 04-CVS-11746), against certain present and former officers and directors of the Company and also naming the Company as a nominal defendant. This suit was subsequently assigned to the North Carolina Business Court. The suit claims that certain of the Company’s present and former officers and directors breached their fiduciary duties to the Company’s stockholders and to the Company. The complaint is derivative in nature and does not seek relief from the Company. On July 21, 2005, plaintiff filed an amended complaint and defendants subsequently filed a motion to dismiss based on the amended complaint that is now pending before the court. A hearing on the motion to dismiss has been scheduled for December 20, 2005. The Company believes there are legal and factual defenses to the claims, which the Company intends to vigorously pursue. There is, however, no assurance that the Company will prevail in defending this action.

Commencing on October 7, 2004, a petition was entered in the United States Bankruptcy Court in the Eastern District of North Carolina (Case No. 04-03642-5) by the bankruptcy administrator of ArsDigita GmbH, a German company, seeking to recover certain assets acquired by RH Interchange, Inc., a wholly-owned subsidiary of the Company, in an asset acquisition in February 2002. Petitioner claims that the German company received insufficient consideration for the transfer of the purchased assets and seeks to avoid the transaction. Petitioner seeks recovery of those transferred assets still in the possession of either the Company or RH Interchange and compensation for those assets no longer in their possession. On November 29, 2004, the Company and its subsidiary filed a motion to dismiss the petition; that petition was subsequently denied and thereafter discovery commenced. The Company believes there are substantial legal and factual defenses to the petition, which the Company intends to vigorously pursue. There is no assurance the Company will prevail in defending this action. The Company is not presently able to reasonably estimate potential losses, if any, related to the petition.

The Company also experiences other routine litigation in the normal course of our business. The Company believes that the outcome of this routine litigation will not have a material adverse effect on its consolidated financial position and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the Company during the fiscal quarter ended August 31, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)
June 1-30, 2005	—	—	—	$144.9 million
July 1-31, 2005	100,000	$15.58	100,000	$143.3 million
August 1-31, 2005 (2)	669,366	$14.94	669,366	$133.3 million
Total (as of August 31, 2005)	769,366	$15.02	769,366	$133.3 million

(1)	On March 31, 2005, the Company announced that its Board of Directors had authorized the expansion of its previously announced common stock repurchase program. Under the expanded program, the Company is authorized to repurchase up to an aggregate of $250 million, or an additional $150 million from the Company’s previously authorized September 2004 Stock Repurchase Program, of the Company’s common stock. The program will expire on the earlier of (i) March 31, 2006, or (ii) a determination by the Board of Directors, the chief executive office or the chief financial officer to discontinue the program.
(2)	Shares were settled and transferred by August 31, 2005. The number of shares and the share acquisition price were fixed on July 28, 2005 as part of a structured share repurchase transaction. See Note 6 to the Consolidated Financial Statements, “Share Repurchase Program and Debt Buyback.”

ITEM 4: SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 26, 2005, the Company held its 2005 annual meeting of stockholders (the “Annual Meeting”). At the Annual Meeting, the following Class III directors were elected: William S. Kaiser, Edward R. Kozel and Robert F. Young. The Class I directors whose terms of office continued after the Annual Meeting were Dr. W. Steve Albrecht and Dr. Marye Anne Fox. The Class II directors whose terms of office continued after the annual meeting were: General H. Hugh Shelton, U.S. Army Retired, Eugene J. McDonald and Matthew J. Szulik.

Set forth below is the number of votes cast for or withheld with respect to each nominee for director and the number of votes cast for or against or abstaining for the other matter submitted to a vote of the stockholders at the Annual Meeting.

(1)	Election of Directors:

	Number of Votes
NOMINEES	SHARES FOR	SHARES WITHHELD
William S. Kaiser	149,036,205	459,588
Edward R. Kozel	149,017,495	478,298
Robert F. Young	148,971,639	524,154

(2)	Ratification of PricewaterhouseCooper LLP as independent registered public accounting firm for the fiscal year ending February 28, 2006:

RATIFICATION OF INDEPENDENT REGISTERED ACCOUNTING FIRM	Number of Votes
VOTES FOR:	148,960,055
VOTES AGAINST:	384,627
ABSTENTIONS:	151,112

ITEM 6: EXHIBITS

(a) List of Exhibits

31.1	Certification of Matthew J. Szulik, Chief Executive Officer, President and Chairman of the Board of Directors, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Charles E. Peters, Jr., Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certifications of Matthew J. Szulik, Chief Executive Officer, President and Chairman of the Board of Directors, and Charles E. Peters, Jr., Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

Date: October 11, 2005	By:	/S/ MATTHEW J. SZULIK
Matthew J. Szulik President and Chief Executive Officer (Officer on behalf of the Registrant)

RED HAT, INC.

Date: October 11, 2005	By:	/S/ CHARLES E. PETERS, JR.
Charles E. Peters, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)