Form 10-Q
period 2005-11-30
RED HAT INC
filed 2006-01-09
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of December 31, 2005, there were 178,709,850 shares of common stock outstanding.

RED HAT, INC.

PART I FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands—except share amounts)

	November 30, 2005	February 28, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$181,946	$140,169
Investments in debt securities	486,394	181,028
Accounts receivable, net	54,244	48,402
Earnings in excess of billings	1,412	3,557
Prepaid expenses and other current assets	14,342	12,097

Total current assets	738,338	385,253
Property and equipment, net	34,989	32,726
Goodwill	75,931	73,591
Identifiable intangibles, net	13,879	16,740
Investments in debt securities	331,779	607,566
Other assets, net	35,117	18,160

Total assets	$1,230,033	$1,134,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,161	$8,426
Accrued expenses	31,272	21,065
Deferred revenue	152,987	109,426
Other current obligations	529	282

Total current liabilities	189,949	139,199
Deferred lease credits	5,052	5,179
Long term deferred revenue	46,701	27,890
Other long term obligations	403	97
Convertible debentures	570,000	600,000
Stockholders’ equity:
Minority interest	631	557
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.0001 par value, 300,000,000 shares authorized, 189,093,409 and 186,569,771 shares issued, and 178,166,790 and 176,740,771 shares outstanding at November 30, 2005 and February 28, 2005, respectively	19	19
Additional paid-in capital	733,271	714,604
Deferred compensation	(1,954)	(4,792)
Accumulated deficit	(179,429)	(231,798)
Treasury stock at cost, 10,926,619 and 9,829,000 shares at November 30, 2005 and February 28, 2005, respectively	(124,098)	(107,409)
Accumulated other comprehensive loss	(10,512)	(9,510)

Total stockholders’ equity	417,928	361,671

Total liabilities and stockholders’ equity	$1,230,033	$1,134,036

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands—except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2005	November 30, 2004	November 30, 2005	November 30, 2004
Subscription, training and services revenue:
Subscription:
Enterprise technologies	$59,579	$38,113	$162,080	$102,022
Retail	—	512	—	1,448
Embedded	632	597	1,699	1,245

Total subscription revenue	60,211	39,222	163,779	104,715

Training and services:
Enterprise technologies	12,482	10,771	34,549	31,749
Embedded development services	419	932	1,282	2,549

Total training and services revenue	12,901	11,703	35,831	34,298

Total subscription, training and services revenue	73,112	50,925	199,610	139,013

Cost of subscription, training and services revenue:
Subscription:
Enterprise technologies and retail	4,908	3,554	15,642	8,274
Embedded	44	59	146	190

Total cost of subscription revenue	4,952	3,613	15,788	8,464

Training and services:
Enterprise technologies	6,327	5,684	18,492	16,411
Embedded development services	578	792	1,799	2,405

Total cost of training and services revenue	6,905	6,476	20,291	18,816

Total cost of subscription, training and services revenue	11,857	10,089	36,079	27,280

Gross profit enterprise technologies and retail	60,826	40,158	162,495	110,534
Gross profit embedded	429	678	1,036	1,199

Total gross profit	61,255	40,836	163,531	111,733

Operating expense:
Sales and marketing	20,505	15,853	61,296	44,268
Research and development	9,644	7,931	29,846	23,641
General and administrative	12,357	9,461	34,067	24,345

Total operating expense	42,506	33,245	125,209	92,254

Income from operations	18,749	7,591	38,322	19,479
Other income, net	6,645	5,384	22,601	18,715
Interest expense	(1,490)	(1,684)	(4,612)	(4,802)

Income before provision for income taxes	23,904	11,291	56,311	33,392
Provision (benefit) for income taxes	701	447	3,942	(194)

Net income	$23,203	$10,844	$52,369	$33,586

Net income per share:
Basic	$0.13	$0.06	$0.30	$0.18
Diluted	$0.12	$0.06	$0.27	$0.18
Weighted average shares outstanding:
Basic	177,615	182,340	177,200	182,750
Diluted	211,783	215,671	208,964	217,728

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2005	November 30, 2004	November 30, 2005	November 30, 2004
Cash flows from operating activities:
Net income	$23,203	$10,844	$52,369	$33,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,145	2,557	11,443	7,272
Deferred income taxes	293	(693)	(507)	(1,929)
Stock-based compensation expense	1,299	1,109	3,794	3,507
Gain from repurchase of convertible debentures	—	—	(3,140)	—
Provision for doubtful accounts	228	544	369	1,558
Amortization of debt issue costs	752	785	2,304	2,218
Loss on disposal of property and equipment	128	—	1,125	—
Other	546	221	568	299
Changes in operating assets and liabilities:
Accounts receivable and earnings in excess of billings	2,968	(7,516)	(6,274)	(4,518)
Prepaid expenses and other current assets	(1,731)	(154)	(2,521)	(296)
Identifiable intangibles and other assets	24	(79)	350	(1,294)
Accounts payable	337	(894)	(3,030)	(709)
Accrued expenses	3,966	3,876	11,521	6,209
Deferred revenue	17,983	19,163	68,229	45,884
Deferred lease credits	(28)	(47)	(127)	(131)

Net cash provided by operating activities	54,113	29,716	136,473	91,656

Cash flows from investing activities:
Purchase of investment securities	(223,900)	(174,416)	(363,077)	(816,928)
Proceeds from sales and maturities of investment securities	221,956	189,642	332,972	474,984
Acquisitions of businesses, net of cash acquired	(303)	(303)	(2,803)	(303)
Purchase of other investments	(20,000)	—	(20,767)	—
Purchase of property and equipment	(4,401)	(2,609)	(12,389)	(10,547)

Net cash provided by (used in) investing activities	(26,648)	12,314	(66,064)	(352,794)

Cash flows from financing activities:
Repurchase of convertible debentures	—	—	(26,301)	—
Proceeds from structured stock repurchase program	—	—	1,031	—
Net proceeds from issuance of common stock under Employee Stock Purchase Plan	833	522	2,330	1,394
Proceeds from exercise of common stock options	6,978	893	14,102	13,004
Purchase of treasury stock	—	(45,192)	(16,688)	(45,192)
Other financing	470	(345)	553	(952)

Net cash provided by (used in) financing activities	8,281	(44,122)	(24,973)	(31,746)

Effect of foreign currency exchange rates on cash and cash equivalents	(1,856)	3,124	(3,659)	1,298
Net increase (decrease) in cash and cash equivalents	33,890	1,032	41,777	(291,586)
Cash and cash equivalents at beginning of the period	148,056	168,686	140,169	461,304

Cash and cash equivalents at end of period	$181,946	$169,718	$181,946	$169,718

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—Organization

Red Hat, Inc., incorporated in Delaware, together with its subsidiaries (“Red Hat” or the “Company”) is a global leader in providing open source software solutions to the enterprise. The Company is also the market leader in providing enterprise-ready open source operating system platforms. The Company applies its technology leadership to create its enterprise operating platform, Red Hat Enterprise Linux (“RHEL”) and infrastructure technology solutions, based on open source technology. The Company’s enterprise solutions meet the functionality requirements and performance demands of the large enterprise and third-party computer hardware and software applications that are critical to the large enterprise. The Company provides the chief information officers of the largest companies in the world with the choice of a RHEL operating platform for all application areas including the technical/developer workstation, edge of the network applications, information technology infrastructure (applications such as database, ERP and large file systems), corporate desktop and data center. Red Hat Network (“RHN”) provides an integrated management service that allows RHEL technologies to be updated and configured and the performance of these and other technologies to be monitored in an automated fashion. These and other technology solutions reflect the Company’s continuing commitment to provide an enterprise-wide infrastructure platform based on open source technology.

NOTE 2—Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three months and nine months ended November 30, 2005 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three-month and nine-month periods ended November 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2006. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting.

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

Enterprise subscription revenue is comprised primarily of revenue from sales of RHEL technology solutions; however, through April 2004, the Company also generated enterprise subscription revenue from sales of Red Hat Linux and related software development tools. Red Hat enterprise technologies are generally offered with either one or three year base subscription periods; the majority of the Company’s subscriptions have one-year terms. These technologies are sold under a subscription agreement which generally specifies one or three year renewal rates. The base subscription entitles the end user to the technology itself and post-contract customer support (“PCS”) consisting of security errata, updates to the technology and upgrades to new versions of RHEL, each on a when and if available basis, during the term of the subscription. The Company sells RHEL through four channels: distribution, direct sales, OEMs and the web. The Company recognizes revenue from the sale of RHEL offerings ratably over the period of the subscription beginning on the commencement date of the subscription agreement. The Company does not sell the RHEL technology or the components of the PCS that are included in the subscription on a stand alone basis.

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

Training and Services Revenue

Training and services revenue is comprised of enterprise technology services and embedded development. Enterprise technology services are comprised of revenue for enterprise consulting and engineering services, and customer training and education. Enterprise technology services are provided under agreements in which customers either pay the Company on a fixed fee or hourly basis to assist in the deployment of enterprise technologies. Enterprise technology engineering services represent revenues earned under fixed fee or hourly arrangements, principally with the Company’s OEM partners to add functionality to its RHEL line of technologies. Revenues under hourly arrangements are recognized as work is performed. Revenues under fixed fee arrangements are recognized on a proportional performance basis. Revenue from customer training and education is recognized as the services are performed.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets. The Company had no impairments of its long lived assets in the three-month or nine-month periods ended November 30, 2005.

Debt Issue Costs

The costs related to the issuance of the convertible debentures, which closed on January 12, 2004, were capitalized and are being amortized to interest expense through January, 2009, the first scheduled date on which holders have the option to require the Company to repurchase the convertible debentures. Issuance costs related to the Company’s convertible debentures totaled $15.7 million and primarily consisted of investment banking fees, legal and other professional fees. Amortization expense, which is included in interest expense, was approximately $0.8 million for the three months ended November 30, 2005 and 2004 and approximately $2.3 million for the nine months ended November 30, 2005 and 2004.

Reclassifications

Certain prior period amounts were reclassified to conform with current period presentation.

In connection with preparation of the consolidated financial statements at February 28, 2005, the Company concluded that it was appropriate to classify its investments in auction rate securities as short-term available-for-sale investments. In prior quarters, such investments were classified as cash and cash equivalents. The Company has made corresponding revisions to the accompanying consolidated statements of cash flows to reflect the gross purchases and sales of these securities as investing activities. As a result, cash used in investing activities decreased by $16.0 million in the three-month period and $18.9 million in the nine-month period, each ended November 30, 2004. This revision in classification does not affect previously reported cash flows from operations or from financing activities.

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

The following table provides certain stock-based compensation information (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2005	November 30, 2004	November 30, 2005	November 30, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Stock-based compensation in:
Sales and marketing expense	$87	$—	$117	$108
Research and development expense	99	48	205	288
General and administrative expense	1,113	1,101	3,472	3,339

Total stock-based compensation	$1,299	$1,149	$3,794	$3,735

SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of FASB Statement No. 123” (“SFAS 148”), requires the Company to disclose pro forma information regarding stock option grants issued to its employees. SFAS 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company’s Consolidated Statement of Operations because APB 25 specifies that no compensation charge arises when the exercise price of employees’ stock options equals the market value of the underlying stock at the grant date, as in the case of options granted to the Company’s employees during the fiscal periods reflected below. The fair value of options was estimated using the following assumptions for the three months ended November 30, 2005 and 2004:

	Three Months Ended November 30, 2005 (unaudited)	Three Months Ended November 30, 2004 (unaudited)
Expected dividend yield	0%	0%
Risk-free interest rate	3.67 to 4.50%	3.50%
Expected volatility	58.32 to 61.10%	87.67%
Expected life (in years)	3	5

A reduction in the expected life of options granted during the three months ended November 30, 2005 results primarily from a change in the contractual life of options granted. Options granted during the three months ended November 30, 2005 carry a contractual life of 5 years versus 10 years for options granted during the three months ended November 30, 2004.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock based employee compensation (in thousands, except per share amounts):

	Three Months Ended November 30, 2005 (unaudited)	Three Months Ended November 30, 2004 (unaudited)
Net income, as reported	$23,203	$10,844
Add: Recognized stock-based compensation expense for options, net of related tax effects	1,208	1,149
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(9,374)	(9,124)

Pro forma net income	$15,037	$2,869

Earnings per share data:
Basic as reported	$0.13	$.06
Basic pro forma	$0.08	$.02
Diluted as reported	$0.12	$.06
Diluted pro forma	$0.08	$.01

	Nine Months Ended November 30, 2005 (unaudited)	Nine Months Ended November 30, 2004 (unaudited)
Net income, as reported	$52,369	$33,586
Add: Recognized stock-based compensation expense for options, net of related tax effects	3,528	3,735
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(27,969)	(34,800)

Pro forma net income	$27,928	$2,521

Earnings per share data:
Basic as reported	$0.30	$.18
Basic pro forma	$0.16	$.01
Diluted as reported	$0.27	$.17
Diluted pro forma	$0.15	$.01

The weighted average estimated fair value of employee stock options granted was $7.16 and $10.54 per share during the three months ended November 30, 2005 and 2004, respectively.

Deferred Taxes

The Company accounts for income taxes using the liability method that requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of the Company’s assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The Company has recorded a valuation allowance against the majority of its deferred tax assets due to uncertainty of realization of these deferred tax assets. During the three months and nine months ended November 30, 2005, the Company recorded a tax expense of $0.7 million and $3.9 million, respectively.

The Company continues to assess the realizability of other net deferred tax assets, which primarily consist of net operating losses and stock option expense deductions in the United States. In assessing the realizability of net deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making this assessment, management considers historical trend of taxable losses, projected future taxable income and the reversal of deferred tax liabilities. As of November 30, 2005, the net deferred tax asset balance was $166.3 million of which $162.7 million is offset by a valuation allowance. The deferred tax asset balance includes approximately $150 million attributable to domestic net operating losses carried forward. To the extent the deferred tax assets are realized, these amounts would be credited to the provision for income taxes, additional paid in capital and goodwill. Based on the Company’s positive trend of earnings, the uncertainty regarding the deferred tax assets may in the future diminish to the point where deferred tax assets may be realized. If the Company would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset could increase income and stockholder’s equity, and reduce goodwill, in the quarter when such a determination is made.

Earnings per share

The Company computes net income per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” (“SFAS 128”), SEC Staff Accounting Bulletin No. 98 (“SAB 98”) and Emerging Issues Task Force No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted EPS” (“EITF 04-8”). Under the provisions of SFAS 128 and SAB 98, basic net income per common share (“Basic EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share (“Diluted EPS”) is computed by dividing net income adjusted for interest expense and amortization of debt issuance costs associated with the convertible debentures, by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of shares issuable upon the exercise of stock options and convertible securities such as the Company’s convertible debentures. Diluted net income per share assumes the conversion of the convertible debentures using the “if converted” method.

The following table reconciles the numerators and denominators of the earnings per share calculation for the three months and nine months ended November 30, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended (unaudited)		Nine Months Ended (unaudited)
	November 30, 2005	November 30, 2004 (1)	November 30, 2005	November 30, 2004 (1)
Diluted net income per share computation:
Net income	$23,203	$10,844	$52,369	$33,586
Interest expense on convertible debentures, net of related tax effects	662	792	2,017	2,292
Amortization of debt issuance costs, net of related tax effects	700	785	2,143	2,325

Net income—diluted	$24,565	$12,421	$56,529	$38,203

Weighted average common shares outstanding	177,615	182,340	177,200	182,750
Incremental shares attributable to assumed exercise of outstanding options	11,895	9,886	9,083	11,533
Incremental shares attributable to assumed exercise of convertible debentures	22,273	23,445	22,681	23,445

Weighted average diluted shares outstanding	211,783	215,671	208,964	217,728
Diluted net income per share	$0.12	$0.06	$0.27	$0.18

(1)	In accordance with EITF 04-8, prior year three-months and nine-months diluted earnings per share have been presented to include the incremental shares attributable to assumed exercise of convertible debentures. No change in reported diluted net income per share resulted for the three-month period ended November 30, 2004. For the nine-month period ended November 30, 2004, as a result of including the incremental shares, diluted net income per share increased $0.01 to $0.18 from $0.17 as reported in the Company’s Form 10-Q filed January 10, 2005.

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

The following disclosure aggregates individually immaterial international operations and separately discloses the significant international operations at and for the three months and nine months ended November 30, 2005 and 2004 (in thousands):

	Americas	Europe	Asia Pacific	Total

	Three Months Ended November 30, 2005 (unaudited)
Revenue from unaffiliated customers	$48,764	$12,792	$11,556	$73,112
Net income	$20,211	$1,390	$1,602	$23,203
Total assets at November 30, 2005	$1,153,641	$41,937	$34,455	$1,230,033

	Three Months Ended November 30, 2004 (unaudited)
Revenue from unaffiliated customers	$33,877	$9,504	$7,544	$50,925
Net income (loss)	$12,499	$(414)	$(1,241)	$10,844
Total assets at November 30, 2004	$1,081,050	$38,865	$36,698	$1,156,613

	Americas	Europe	Asia Pacific	Total

	Nine Months Ended November 30, 2005 (unaudited)
Revenue from unaffiliated customers	$134,415	$34,973	$30,222	$199,610
Net income	$48,968	$2,364	$1,037	$52,369
Total assets at November 30, 2005	$1,153,641	$41,937	$34,455	$1,230,033

	Nine Months Ended November 30, 2004 (unaudited)
Revenue from unaffiliated customers	$93,946	$24,353	$20,714	$139,013
Net income (loss)	$35,249	$(2,106)	$443	$33,586
Total assets at November 30, 2004	$1,081,050	$38,865	$36,698	$1,156,613

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

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). The statement replaces SFAS 123 and supersedes APB 25. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The adoption of the statement will result in the expensing of the fair value of stock options granted to employees in the basic financial statements. Previously, the Company elected to only disclose the impact of expensing the fair value of stock options in the notes to the financial statements. See “Stock-Based Compensation” in NOTE 2. The statement becomes effective for the Company on March 1, 2006.

SFAS 123R applies to new equity awards and to equity awards modified, repurchased or canceled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date shall be recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated from the pro forma disclosures under SFAS 123. Changes to the grant-date fair value of equity awards granted before the effective date of SFAS 123R are precluded. The compensation cost for those earlier awards shall be attributed to periods beginning on or after the effective date of SFAS 123R using the attribution method that was used under SFAS 123, except that the method of recognizing forfeitures only as they occur shall not be continued. Any unearned or deferred compensation (contra-equity accounts) related to those earlier awards shall be eliminated against the appropriate equity accounts. Additionally, common stock purchased pursuant to stock options granted under the Company’s employee stock purchase plan will be expensed based upon the fair market value of the stock option.

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

The adoption of SFAS 123R will have a material impact on the Company’s results of operations. The future results will be impacted by the number and value of additional stock option grants as well as the value of existing unvested stock options. For more information on the impact of expensing stock options on the three months and nine months ended November 30, 2005 and 2004, see “Stock-Based Compensation” in NOTE 2.

In October 2004, the American Jobs Creation Act of 2004 (the “AJCA”) was passed. The AJCA provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 though 2010. The Company currently does not anticipate a tax benefit from the deduction available with respect to domestic production activities.

The AJCA also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. The Company has been evaluating the AJCA, and although a final decision has not been made, the Company currently intends to repatriate foreign earnings in an amount of approximately $10 million by the end of fiscal 2006. Based on information presently available, the income tax effect is expected to be approximately $0.5 million.

In May 2005, FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

NOTE 3—Comprehensive Income

The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income for the three-month and nine-month periods ended November 30, 2005 and 2004 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2005 (unaudited)	November 30, 2004 (unaudited)	November 30, 2005 (unaudited)	November 30, 2004 (unaudited)
Comprehensive income:
Net income	$23,203	$10,844	$52,369	$33,586
Foreign currency translation adjustments	(372)	1,341	(513)	982
Change in unrealized losses on marketable securities	(1,320)	(4,533)	(489)	(12,721)

Total comprehensive income, net of taxes	$21,511	$7,652	$51,367	$21,847

As of November 30, 2005 and February 28, 2005, the Company holds investments in debt securities with an unrealized loss of $11.2 million and $10.7 million, respectively.

NOTE 4—Legal Proceedings

Red Hat Professional Consulting, Inc., formerly PTI, a wholly owned subsidiary of the Company acquired in February 2001, together with its former directors and some of its former principal shareholders, is a defendant in a suit brought by a former employee in DeKalb County Superior Court in Georgia (Case No. 00-CV-5509-8). The plaintiff asserts, among other things, breach of various employment agreements and seeks monetary damages. Red Hat Professional Consulting, Inc. has filed an answer, affirmative defenses and counterclaims, denying all liability. All discovery in the matter is complete. On October 31, 2005, a hearing was held on defendants’ Third Motion for Partial Summary Judgment, and the Court granted summary judgment on three of the claims. Once the order on summary judgment is entered, the parties are to submit a revised pre-trial order. The Company has been indemnified in this matter by the former PTI shareholders and further believes that the likelihood of a material loss is remote.

Commencing on or about March 29, 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. On August 8, 2001, Chief Judge Michael Mukasey of the U.S. District Court for the Southern District of New York issued an order that transferred all of the so-called IPO allocation actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings (Case No. 21 MC 92). The court has consolidated the actions into a single action. The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages. No discovery has occurred to date. The individual director and officer defendants have been dismissed from the case without prejudice. The Company believes these complaints are without merit and will defend itself vigorously in this matter. There can be no assurance, however, that this matter will be resolved in the Company’s favor. The Company, among other issuers, the plaintiffs, and the insurers, have agreed, in concept, to a proposed settlement whereby the Company would be released from this litigation without further payment from the Company. That proposed settlement has been submitted to the court for its consideration, and the court has accepted the proposed settlement subject to certain amendments. A fairness hearing on the proposed settlement has been scheduled for April 24, 2006.

Commencing on August 4, 2003, the Company filed suit against The SCO Group, Inc. (“SCO”) in the U.S. District Court for the District of Delaware seeking a declaratory judgment that the Company is not infringing any of SCO’s intellectual property rights (Civil Action No. 03-722-SLR). In addition, the Company has asserted claims against SCO under Delaware and federal law, including deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, trade libel and violations of the Lanham Act. The Company contends that SCO has made false and misleading public statements in alleging that software code, in which SCO claims to own copyrights and trade secrets, was misappropriated and incorporated into the Company’s product and that SCO has threatened legal action. On September 15, 2003, SCO filed a motion to dismiss contending, among other things, that no actual controversy exists such that the declaratory judgment that the Company seeks would be warranted. On April 6, 2004, the Court denied SCO’s Motion to Dismiss but stayed further action in the case pending the resolution of litigation pending in the U.S. District Court for the District of Utah between SCO and IBM. On April 20, 2004, Red Hat filed a motion for reconsideration contending that a stay based on the Utah case would be inappropriate. On March 31, 2005, the Court denied the Company’s motion to reconsider but extended to the Company the right to renew the motion should matters materially change in the SCO v. IBM litigation.

In the summer of 2004, 14 class action lawsuits were filed against the Company and several of its present and former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of North Carolina. In each of the actions, plaintiffs seek to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arise in connection with the Company announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs assert that certain present and former officers (the “Individual Defendants”) and the Company variously violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs seek unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in the Company’s common stock, disgorgement by the Company’s chief executive office and former chief financial officer of certain compensation and profits from trading in the Company’s common stock pursuant to Section 304 of the Sarbanes-Oxley Act of 2002, and other relief. As of September 8, 2004, all of these class action lawsuits were consolidated into a single action referenced as Civil Action No. 5:04-CV-473BR and titled In re Red Hat, Inc. Securities Litigation. Lead counsel and lead plaintiff in the case have now been designated, and on May 6, 2005, the plaintiffs filed an amended consolidated class action complaint. On July 29, 2005, the Company, on behalf of itself and the Individual Defendants, filed a motion to dismiss the action for failure to state a claim upon which relief may be granted. Also on that date PricewaterhouseCoopers LLP, also a defendant, filed a separate motion to dismiss. The Company’s motion to dismiss has been fully briefed and is now before the Court. The Company intends to vigorously defend this class action lawsuit. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

In addition to the class action claims, a purported shareholder derivative action was filed, in connection with the Restatement, on August 20, 2004, in the Wake County Superior Court in North Carolina (Civil Action No. 04-CVS-11746), against certain present and former officers and directors of the Company and also naming the Company as a nominal defendant. This suit was subsequently assigned to the North Carolina Business Court. The suit claims that certain of the Company’s present and former officers and directors breached their fiduciary duties to the Company’s stockholders and to the Company. The complaint is derivative in nature and does not seek relief from the Company. On July 21, 2005, plaintiff filed an amended complaint and defendants subsequently filed a motion to dismiss based on the amended complaint that is now pending before the court. The motion to dismiss has been fully briefed, and the Court has scheduled a hearing on the motion to dismiss for February 2, 2005. The Company believes there are legal and factual defenses to the claims, which the Company intends to vigorously pursue. There is, however, no assurance that the Company will prevail in defending this action.

Commencing on October 7, 2004, a petition was entered in the United States Bankruptcy Court in the Eastern District of North Carolina (Case No. 04-03642-5) by the bankruptcy administrator of ArsDigita GmbH, a German company, seeking to recover certain assets acquired by RH Interchange, Inc., a wholly-owned subsidiary of the Company, in an asset acquisition in February 2002. Petitioner claims that the German company received insufficient consideration for the transfer of the purchased assets and seeks to avoid the transaction. Petitioner seeks recovery of those transferred assets still in the possession of either the Company or RH Interchange and compensation for those assets no longer in their possession. On November 29, 2004, the Company and its subsidiary filed a motion to dismiss the petition; that petition was subsequently denied and thereafter discovery commenced. The parties entered into a Court ordered mediation and resolution of the matter was agreed. On December 15, 2005 the Court entered an order approving the settlement and dismissing the case with prejudice.

The Company also experiences other routine litigation in the normal course of our business. The Company believes that the outcome of this routine litigation will not have a material adverse effect on its consolidated financial position and results of operations.

NOTE 5—Income Taxes

During the three-month and nine-month periods ended November 30, 2005, the Company recorded $0.7 million and $3.9 million, respectively, of income tax expense based on an estimated annual effective tax rate of 7%. The Company’s effective tax rate differs from the U.S. Federal statutory rate primarily due to U.S. net operating loss carryforwards. The provision for income tax expense for the quarter ended November 30, 2005, consists of domestic federal alternative minimum tax expense as well as foreign income tax expense.

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

The Company continues to assess the realizability of other net deferred tax assets, which primarily consist of net operating losses and stock option expense deductions in the United States. In assessing the realizability of net deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making this assessment, management considers the historical trend of taxable losses, projected future taxable income and the reversal of deferred tax liabilities. As of November 30, 2005, the net deferred tax asset balance was $166.3 million of which $162.7 million is offset by a valuation allowance. The deferred tax asset balance includes approximately $150 million attributable to domestic net operating losses carried forward. To the extent the deferred tax assets are realized, these amounts would be credited to the provision for income taxes, additional paid in capital and goodwill. Based on the Company’s positive trend of earnings, the uncertainty regarding the deferred tax assets may in the future diminish to the point where deferred tax assets may be realized. If the Company would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset could increase income and stockholder’s equity, and reduce goodwill, in the quarter when such a determination is made.

NOTE 6—Share Repurchase Program and Debt Buyback

The Company’s Board of Directors has previously authorized a common stock repurchase program of up to $250.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. At November 30, 2005, approximately $133.3 million remained available under the program to repurchase shares of the Company’s common stock. The program is scheduled to expire March 31, 2006, unless the program is discontinued earlier by a determination of the Board of Directors, the chief executive office or the chief financial officer.

During the nine months ended November 30, 2005, the Company acquired 1,234,366 shares of the Company’s common stock under the stock repurchase program at a total cost of approximately $16.7 million, including commissions. These amounts were recorded as treasury stock on the Company’s Consolidated Balance Sheets and included 669,366 common shares acquired through a structured stock repurchase transaction. No additional shares were acquired by the Company under the stock repurchase program during the three months ended November 30, 2005.

From time to time, the Company has entered into, and may in the future enter into, structured stock repurchase transactions with financial institutions as part of the stock repurchase program. Such transactions may require upfront payments to the counter-party financial institution and may result in either the receipt of stock or cash, depending on the market price of the stock at the maturity of the agreement. During the nine months ended November 30, 2005, the Company entered into $30.0 million of structured stock repurchase transactions which matured and settled during the period. These transactions resulted in the Company receiving $20.0 million of its investment returned with a premium of $1.0 million and repurchasing 669,366 shares of the Company’s common stock. The $1.0 million premium was recorded as additional paid-in capital with all shares received pursuant to structured stock repurchase transactions recorded as treasury stock on the Company’s Consolidated Balance Sheets. There were no structured stock repurchase transactions during the three months ended November 30, 2005.

The Company’s Board of Directors has also previously authorized a program to purchase up to $50.0 million of the Company’s 0.5% convertible senior debentures due 2024 from time to time on the open market or in privately negotiated transactions. At November 30, 2005, approximately $23.7 million remained available to repurchase the Company’s debentures pursuant to the program. The program is scheduled to expire March 31, 2006, unless the program is discontinued earlier by a determination of the Board of Directors, the chief executive office or the chief financial officer.

During the nine months ended November 30, 2005, the Company repurchased $30.0 million in face value of its debentures at a cost of $26.3 million. The repurchased debentures were canceled pursuant to terms of the indenture and the $3.7 million difference between the face value and the cost was recorded as other income in the Company’s Consolidated Statements of Operations, net of $0.6 million write-off of deferred debt issuance costs related to the canceled debentures. No debentures were repurchased during the three months ended November 30, 2005.

NOTE 7—Goodwill

In accordance with SFAS 142, the Company completed the annual impairment test as of February 28, 2005 and no goodwill impairment was deemed necessary. The following is a summary of goodwill by reportable segment for the quarters ended November 30, 2005 and February 28, 2005 (in thousands):

	Enterprise (unaudited)	Embedded (unaudited)	Consolidated (unaudited)
Balance at February 28, 2005	$54,075	$19,516	$73,591
Add: Acquisition earn-out	2,500	—	2,500
Deduct: Impact of foreign currency fluctuations and other	(160)	—	(160)

Balance at November 30, 2005	$56,415	$19,516	$75,931

In April 2005 the conditions requiring the Company to pay $2.5 million under the earn-out provisions of an acquisition consummated in December 2004 were achieved, resulting in an increase in goodwill for the nine months ended November 30, 2005.

NOTE 8—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of purchased technologies, customer and reseller relationships, trademarks, copyrights and patents, which are amortized over the estimated useful life on a straight line basis. Useful lives range from three to five years for purchased technologies and customer and reseller relationships and three to ten years for trademarks, copyrights and patents. There were no additions to identifiable intangible assets during the three-month and nine-month periods ended November 30, 2005. Amortization of identifiable intangible assets, which was previously reported as a separate item on the Consolidated Statements of Operations, has been reclassified to conform with current period presentation as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2005 (unaudited)	November 30, 2004 (unaudited)	November 30, 2005 (unaudited)	November 30, 2004 (unaudited)
Amortization of identifiable intangible assets included in:
Cost of subscription revenue—enterprise technologies and retail	$660	$—	$1,980	$—
Sales and marketing expense	$297	$201	$892	$538

Total amortization of identifiable intangible assets	$957	$201	$2,872	$538

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Quarterly Report on Form 10-Q are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that statements in this Quarterly Report on Form 10-Q that are not strictly historical statements, including, without limitation, statements regarding current or future financial performance, management’s plans and objectives for future operations, product plans and performance, management’s assessment of market factors, and statements regarding the strategy and plans of Red Hat and its strategic partners, constitute forward-looking statements. These forward-looking statements are not guarantees of Red Hat’s future performance and are subject to a number of risks and uncertainties that could cause Red Hat’s actual results in the future to differ materially from the forward-looking statements. These risks and uncertainties include, without limitation, the risks detailed below in Part II, Item 1A, Risk Factors, of this report and in Red Hat’s other filings with the Securities and Exchange Commission, copies of which may be accessed through the SEC’s web site at http://www.sec.gov.

OVERVIEW

We are a global leader in providing open source software solutions to the enterprise. We are also the market leader in providing enterprise-ready open source operating system platforms.

Open source software is an alternative to proprietary software and represents a different paradigm for the development of commercial software code than that used for the development of proprietary software. Because open source software code is freely shared, there are no licensing fees for the distribution of the open source software. Therefore, we do not recognize revenue from the licensing of the code itself. We provide value to our customers through the integration, testing and maintenance of our solutions and technologies, by providing a common framework for third-party technology hardware and software providers to certify their product’s operation with open source solutions and technologies, and by providing a level of scalability, stability and accountability for the solutions we package and distribute. Moreover, because communities of developers not employed by us assist with the creation of our open source offerings, opportunities for further innovation of our offerings are supplemented by these communities.

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

For the three months ended November 30, 2005, total revenue increased 43.6% to $73.1 million from $50.9 million in the three months ended November 30, 2004. This increase resulted from an increasing level of adoption of RHEL as a primary computing platform by the larger enterprise customers, as well as growing penetration of the small and mid-sized business market and increased adoption of other Red Hat enterprise solutions and technologies. Our ability to continue to increase adoption rates of Red Hat enterprise offerings and maintain competitive pricing are critical to our success.

We derive our revenues and generate cash from customers primarily from two sources: (i) subscription revenue, and (ii) training and services revenue, each of which includes enterprise technologies and embedded components as described under “Critical Accounting Policies” below. We no longer sell retail products. The arrangements with our customers that create enterprise subscription revenues are explained in further detail under “Critical Accounting Policies” below and above in NOTE 2 to the Consolidated Financial Statements. These agreements typically involve the sale of subscriptions to RHEL and in certain cases will include the sales of subscriptions to other Red Hat offerings or Red Hat services. Our revenues are also affected by corporate, government and consumer spending levels. In evaluating the performance of our business, we consider a number of factors, including total revenues, operating income, operating margin and cash flows from operations. In addition, we consider the following factors in our evaluation process:

Subscriptions. Our enterprise technologies are sold under subscription agreements. These agreements typically have a one or three year subscription period. The base subscription entitles the end user to maintenance, including configuration support and updates and upgrades to the technology, when and if available, during the term of the subscription through RHN. Our customers have the ability to purchase higher levels of subscriptions that increase the level of support the customer is entitled to receive. Subscription revenue increased each quarter of fiscal 2006 and each quarter during fiscal 2005 and 2004, and is being driven primarily by the market acceptance of using the Linux operating system in the enterprise and our expansion of sales channels during these periods.

Sales by geography. We operate our business in three geographic regions: The Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Singapore, Japan, India, Australia, Korea and China). In the third quarter of fiscal 2006, $24.3 million or 33.3% of our revenue was generated outside the Americas compared to $17.0 million or 33.5% in third quarter of fiscal 2005. While our revenue in both EMEA and Asia Pacific relative to total revenues for the third quarter of fiscal 2006 did not change significantly when compared to the corresponding quarter in fiscal 2005, the percentage of our revenues generated from our international operations is expected to gradually increase as our international sales force and channels become more mature and as we enter new locations or expand our presence in existing locations. We have offices in more than 25 locations throughout the world.

Deferred revenue balances. Our deferred revenue balance at November 30, 2005 was $199.7 million. Because of our subscription model and revenue recognition policies, deferred revenues improve predictability of future revenues. Deferred revenues at November 30, 2005 have increased by more than 8.5% as compared to the balance at August 31, 2005 of $184.0 million.

Cash, cash equivalents and investments in debt securities. Cash, cash equivalents and short term and long term investments in debt securities balances at November 30, 2005 totaled $1 billion. During the first nine months of fiscal 2006, we generated $136.5 million in cash flow from operations primarily related to the increase in sales of subscriptions during the period. Our significant cash balance gives us the ability to take advantage of opportunities such as: acquisition opportunities, increasing investment in international areas and purchasing our own common stock and debt securities.

In fiscal 2006, we have and will continue to focus on, among other things, (i) continuing to build on the global market momentum behind the adoption of open source solutions by enterprise customers; (ii) continuing our market penetration through channel partners and international expansion; (iii) driving renewal rates of subscriptions sold in prior periods and (iv) increasing the contribution to our subscription sales by hardware vendors.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies include the following:

•	Revenue recognition;

•	Impairment of long-lived assets; and

•	Deferred taxes.

Revenue Recognition

We recognize revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”) as amended by SOP 98-4 and SOP 98-9, and Staff Accounting Bulletin No. 101 (“SAB 101”), as amended by Staff Accounting Bulletin No. 104. The Company begins recognizing revenue when it establishes persuasive evidence of an arrangement, delivery is certain, fee is fixed or determinable and collection is probable. Revenue recognition in accordance with these pronouncements can be complex due to the nature and variability of our sales transactions.

Subscription Revenue

Subscription revenue is comprised of enterprise and embedded revenues. Retail products are no longer sold. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding agreement for the purchase of a subscription, subscription services are made available to the customer and the customer is billed. The deferred revenue amount is amortized to income. Enterprise subscription revenue is comprised primarily of revenue from sales of RHEL technology solutions, however, through April 2004, we also generated enterprise subscription revenue from sales of Red Hat Linux and related software development tools. Red Hat enterprise technologies are generally offered with either one or three year base subscription periods; the majority of our subscriptions have one-year terms. Under these subscription agreements, renewal rates are generally specified for one or three year renewal terms. The base subscription entitles the end user to the technology itself and post contract customer support (“PCS”) consisting of security errata, updates to the technology, upgrades to new versions of RHEL, each on a when and if available basis, during the term of the subscription. We sell RHEL through four channels: distribution, direct sales, original equipment manufacturers (“OEMs”) and the web. We recognize revenue from the sale of RHEL offerings ratably over the period of the subscription beginning on the commencement date of the subscription agreement. We do not sell the RHEL technology or the components of the PCS that are included in the subscription on a stand alone basis.

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

Training and Services Revenue

Training and services revenue is comprised of enterprise technology training and services and embedded development. Enterprise technology training and services are comprised of revenue for enterprise consulting and engineering services and customer training and education. Enterprise technology consulting services are provided under agreements in which customers pay us on a fixed fee or hourly basis to assist in the deployment of enterprise technologies. Enterprise technology engineering services represent revenues earned under fixed fee or hourly arrangements, principally with our OEM partners, to add functionality to our RHEL line of technologies. Revenues under hourly arrangements are recognized as work is performed. Revenues under fixed fee arrangements are recognized either on a proportional performance, based on input measures such as hours or upon passage of time, dependent upon the terms of each individual engagement. Revenue from customer training and education is recognized as the services are performed.

Embedded development services are contracts for software compiling, debugging, and optimization. Revenue is recognized on the proportional performance method, provided that the Company has the ability to make reliable estimates of future performance requirements, the fee for such services is fixed and determinable and collection of the resulting receivable is probable.

Impairment of Long-Lived Assets

We evaluate the recoverability of our property and equipment and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. We perform this assessment on an annual basis, typically during the fourth quarter of the fiscal year or whenever events or changes in circumstances indicate an impairment may have occurred. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets.

Deferred Taxes

We account for income taxes using the liability method that requires the recognition of deferred tax assets or liabilities for the temporary difference between financial reporting and tax bases of the Company’s assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The Company has recorded a valuation allowance against a majority of its deferred tax assets due to uncertainty of realization of these deferred tax assets. During the three months and nine months ended November 30, 2005, the Company recorded a tax expense of $0.7 million and $3.9 million.

We continue to assess the realizability of other net deferred tax assets, which primarily consist of net operating losses and stock option expense deductions in the United States. In assessing the realizability of net deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making this assessment, management considers the historical trend of taxable losses, projected future taxable income and the reversal of deferred tax liabilities. As of November 30, 2005, the net deferred tax asset balance was $166.3 million of which $162.7 million is offset by a valuation allowance. The deferred tax asset balance includes approximately $150 million attributable to domestic net operating losses carried forward. To the extent the deferred tax assets are realized, these amounts would be credited to the provision for income taxes, additional paid in capital and goodwill. Based on the Company’s positive trend of earnings, we believe the uncertainty regarding the deferred tax assets may diminish to the point where deferred tax assets may be realized. If the Company would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset could increase income and stockholder’s equity, and reduce goodwill, in the quarter when such a determination is made.

RESULTS OF OPERATIONS

The following table is a summary of our results of operations for the three-month periods ended November 30, 2005 and 2004, respectively (in thousands):

	Three Months Ended		Three Months Ended
	November 30, 2005	November 30, 2004	$ Change	% Change
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Subscription, training and services revenue:
Subscription:
Enterprise technologies	$59,579	$38,113	$21,466	56.3%
Retail	—	512	(512)	(100.0)
Embedded	632	597	35	5.9

Total subscription revenue	60,211	39,222	20,989	53.5

Training and services:
Enterprise technologies	12,482	10,771	1,711	15.9
Embedded development services	419	932	(513)	(55.0)

Total training and services revenue	12,901	11,703	1,198	10.2

Total subscription, training and services revenue	73,112	50,925	22,187	43.6

Cost of subscription, training and services revenue:
Subscription:
Enterprise technologies and retail	4,908	3,554	1,354	38.1
Embedded	44	59	(15)	(25.4)

Total cost of subscription revenue	4,952	3,613	1,339	37.1

As a % of revenue	8.2%	9.2%

Training and services:
Enterprise technologies	6,327	5,684	643	11.3
Embedded development services	578	792	(214)	(27.0)

Total cost of training and services revenue	6,905	6,476	429	6.6

As a % of revenue	53.5%	55.3%

Total cost of subscription, training and services revenue	11,857	10,089	1,768	17.5

As a % of total revenue	16.2%	19.8%

Gross profit enterprise technologies and retail	60,826	40,158	20,668	51.5
Gross profit embedded	429	678	(249)	(36.7)

Total gross profit	61,255	40,836	20,419	50.0

As a % of total revenue	83.8%	80.2%

Operating expense:
Sales and marketing	20,505	15,853	4,652	29.3
Research and development	9,644	7,931	1,713	21.6
General and administrative	12,357	9,461	2,896	30.6

Total operating expense	42,506	33,245	9,261	27.9

As a % of total revenue	58.1%	65.3%

Income from operations	18,749	7,591	11,158	147.0
Other income, net	6,645	5,384	1,261	23.4
Interest expense	(1,490)	(1,684)	194	(11.5)

Income before provision for income taxes	23,904	11,291	12,613	111.7
Provision for income taxes	701	447	254	56.8

Net income	$23,203	$10,844	$12,359	114.0%

As a percent of total revenue	31.7%	21.3%

Three Months Ended November 30, 2005 and November 30, 2004

Total revenue

Total revenue increased 43.6% to $73.1 million in the three months ended November 30, 2005 from $50.9 million in the three months ended November 30, 2004. This increase was primarily driven by significant growth in enterprise technologies subscriptions.

Subscription revenue

Subscription revenue is comprised of revenue from enterprise technologies (RHEL, RHN, Red Hat Directory Server and other products), retail and embedded customers. Subscription revenue increased 53.5% to $60.2 million for the three months ended November 30, 2005 from $39.2 million for the three months ended November 30, 2004.

Enterprise technologies subscriptions and retail

Enterprise technologies subscriptions revenue primarily relates to both direct and indirect sales of Red Hat enterprise technologies. Enterprise technologies subscriptions revenue increased 56.3% to $59.6 million for the quarter ended November 30, 2005 from $38.1 million for the quarter ended November 30, 2004. The increase in subscription revenue sales is being driven by broad market acceptance and the increasing use of the Linux operating system in mission critical areas of computing by the large enterprise, as well as increasing revenue through existing and new OEM and distributor relationships. We have also increased the size of our sales force to better address the growing market opportunity globally and new product offerings.

There were no retail revenues in the quarter ended November 30, 2005 compared to $0.5 million for the quarter ended November 30, 2004. This decrease is due to our discontinuance of the retail product and our focus on the sale of subscriptions of our enterprise technologies to enterprise customers rather than on the consumer market.

Embedded subscription

Embedded subscription revenue increased 5.9% to $0.6 million for the three months ended November 30, 2005 from the three months ended November 30, 2004. The increase in embedded subscription revenue is primarily due to the timing of contracts, not due to any overall change in market demand for our offering.

Training and services revenue

Enterprise technologies training and services

Enterprise technologies training and services include fees received from enterprise customers for deployment of Red Hat enterprise technologies, customer training and education fees and fees received for adding certain functionality to RHEL for hardware partners. Enterprise technologies training and services revenue increased 15.9% to $12.5 million in the three months ended November 30, 2005 from $10.8 million in the three months ended November 30, 2004. The increase in enterprise technologies training and services revenue is primarily due to an increase in consulting fees received from enterprise customers for deployment of Red Hat enterprise technologies of approximately $1.3 million as compared to the same prior year period. Training related to enterprise technologies generated additional revenue of $0.4 million as compared to the same prior year period. The adoption of Linux as a primary computing platform increases the need for training and consulting services.

Embedded development services

Embedded development services revenue declined by 55% to $0.4 million for the three months ended November 30, 2005 compared to $0.9 million for the three months ended November 30, 2004. The reduction primarily relates to our reduced focus and personnel on this business to a small core team which maintains a presence in this market place.

Cost of revenue

Cost of subscription revenue

Cost of enterprise subscription revenue primarily consists of expenses we incur to support, provide maintenance for, manufacture, package, and distribute our solutions. These costs include expenses for labor-related costs to provide technical support and maintenance, physical media, literature and packaging, fulfillment and shipping, and bandwidth costs for RHN. Cost of enterprise subscription revenue increased 38.1% to $4.9 million in the three months ended November 30, 2005 from $3.6 million in the three months ended November 30, 2004. The overall increase results from $0.7 million of additional amortization expense primarily related to identifiable intangible assets acquired in the fourth quarter of fiscal 2005, $0.6 million of additional staff costs and $0.4 million of depreciation costs. Partially offsetting these increases was a reduction of packaging and materials costs of $0.5 million.

Cost of training and services revenue

Cost of enterprise training and services revenue is primarily comprised of salaries and related costs, incurred for our personnel to deliver training and education and open source consulting, engineering and hardware certification services. Cost of enterprise training and services revenue increased 11.3% to $6.3 million in the three months ended November 30, 2005 from $5.7 million in the three months ended November 30, 2004. The increase is primarily related to an increase in costs associated with our training and education services of $0.4 million, a $0.3 million increase in consulting costs and a $0.2 million decrease in our engineering services costs.

Gross profit

While total cost of revenue increased 17.5% to $11.9 million from $10.1 million during the three months ended November 30, 2004, total revenues increased 43.6% to $73.1 million during the three months ended November 30, 2005 from $50.9 million during the three months ended November 30, 2004. As a result, gross profit increased 50.0% to $61.3 million (83.8% of total revenue) for the three months ended November 30, 2005 from $40.8 million (80.2% of total revenue) for the three months ended November 30, 2004. This increase was primarily due to the increase in revenue related to our Red Hat enterprise technology subscription offerings, which have higher gross margins than services. Gross profit on total subscription revenues was $55.3 million and $35.6 million during the three months ended November 30, 2005 and 2004, respectively. Gross profit on total training and service revenues was $6.0 million and $5.2 million during the three months ended November 30, 2005 and 2004, respectively.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for personnel, sales commissions, travel, public relations and marketing materials and tradeshows. Sales and marketing expense increased 29.3% to $20.5 million (28.0% of total revenue) in the three months ended November 30, 2005 from $15.9 million (31.1% of total revenue) in the three months ended November 30, 2004. This increase was primarily due to increased staffing and the related $2.0 million increase in compensation costs, a $0.8 million increase in advertising and promotion costs, a $0.6 million increase in travel costs, $0.5 million increase in donations and a $0.3 million increase in amortization of identifiable intangible assets.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased 21.6% to $9.6 million (13.2% of total revenue) in the three months ended November 30, 2005 from $7.9 million (15.6% of total revenue) in the three months ended November 30, 2004. The increase in research and development expense resulted primarily from a $1.5 million increase in engineering compensation expense. We increased our staffing as a result of a business acquisition in the fourth quarter of fiscal 2005 and to support the continued development and integration of our Red Hat enterprise technologies. Professional fees and expendable equipment costs increased $0.2 million.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, facilities and information systems expenses. General and administrative expense increased 30.6% to $12.4 million (16.9% of total revenue) in the three months ended November 30, 2005 from $9.5 million (18.6% of total revenue) in the three months ended November 30, 2004. This increase relates primarily to increased administrative compensation costs of $2.2 million and an increase in communications costs of $0.6 million.

Other income, net

Other income and expense, net consists of interest income earned on cash deposited in money market accounts and invested in short and long-term fixed income instruments, gain on the extinguishment of certain long-term debt, net gains realized on the sale of investments and net foreign currency revaluation gains and losses. Other income and expense, net, increased to $6.6 million in the three months ended November 30, 2005 from $5.4 million in the three months ended November 30, 2004. The increase is primarily related to a $1.5 million increase in interest income during the three months ended November 30, 2005 compared to the three months ended November 30, 2004. The increase in interest income is attributable primarily to higher rates of return. Foreign currency related net gains increased $0.4 million for the three-month period ended November 30, 2005 compared to the same prior year period. Partially offsetting these other income items were losses of $0.6 million related to the write-down of certain long-term investments.

Interest expense

Interest expense primarily consists of interest and the related amortization of deferred debt issuance costs associated with the convertible debentures. During the three months ended November 30, 2005, interest expense decreased $0.2 million to $1.5 million from $1.7 million in the three months ended November 30, 2004. The decrease results from the repurchase of convertible debentures. During the nine months ended November 30, 2005, the Company has repurchased $30 million of the $600 million debentures outstanding at November 30, 2004.

Taxes

During the three months ended November 30, 2005, the Company recorded $0.7 million of income tax expense based on an estimated annual effective tax rate of 7%. The Company’s effective tax rate differs from the U.S. Federal statutory rate primarily due to U.S. net operating loss carryforwards. The provision for income tax expense for the three months ended November 30, 2005, consists of domestic federal alternative minimum tax expense as well as foreign income tax expense. During the three months ended November 30, 2004, the Company recorded income tax expense of $0.4 million.

Nine Months Ended November 30, 2005 and November 30, 2004

The following table is a summary of our results of operations for the nine-month period ended November 30, 2005 and 2004, respectively (in thousands):

	Nine Months Ended		Nine Months Ended
	November 30, 2005	November 30, 2004	$ Change	% Change
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Subscription, training and services revenue:
Subscription:
Enterprise technologies	$162,080	$102,022	$60,058	58.9%
Retail	—	1,448	(1,448)	(100)
Embedded	1,699	1,245	454	36.5

Total subscription revenue	163,779	104,715	59,064	56.4

Training and services:
Enterprise technologies	34,549	31,749	2,800	8.8
Embedded development services	1,282	2,549	(1,267)	(49.7)

Total training and services revenue	35,831	34,298	1,533	4.5

Total subscription, training and services revenue	199,610	139,013	60,597	43.6

Cost of subscription, training and services revenue:
Subscription:
Enterprise technologies and retail	15,642	8,274	7,368	89.1
Embedded	146	190	(44)	(23.2)

Total cost of subscription revenue	15,788	8,464	7,324	86.5

As a % of revenue	9.6%	8.1%
Training and services:
Enterprise technologies	18,492	16,411	2,081	12.7
Embedded development services	1,799	2,405	(606)	(25.2)

Total cost of training and services revenue	20,291	18,816	1,475	7.8

As a % of revenue	56.6%	54.9%
Total cost of subscription, training and services revenue	36,079	27,280	8,799	32.3

As a % of total revenue	18.1%	19.6%
Gross profit enterprise technologies and retail	162,495	110,534	51,961	47.0
Gross profit embedded	1,036	1,199	(163)	(13.6)

Total gross profit	163,531	111,733	51,798	46.4

As a % of total revenue	81.9%	80.4%
Operating expense:
Sales and marketing	61,296	44,268	17,028	38.5
Research and development	29,846	23,641	6,205	26.2
General and administrative	34,067	24,345	9,722	39.9

Total operating expense	125,209	92,254	32,955	35.7

As a % of total revenue	62.7%	66.4%
Income from operations	38,322	19,479	18,843	96.7
Other income, net	22,601	18,715	3,886	20.8
Interest expense	(4,612)	(4,802)	190	(4.0)

Income before provision for income taxes	56,311	33,392	22,919	68.6
Provision (benefit) for income taxes	3,942	(194)	4,136	2,132.0

Net income	$52,369	$33,586	$18,783	55.9%

As a % of total revenue	26.2%	24.2%

Total revenue

Total revenue increased 43.6% to $199.6 million in the nine months ended November 30, 2005 from $139.0 million in the nine months ended November 30, 2004. This increase was primarily driven by significant growth in enterprise technologies subscriptions. Retail revenues declined due to our discontinuance of the retail product.

Subscription revenue

Subscription revenue is comprised of revenue from enterprise technologies (RHEL, RHN, Red Hat Network, Red Hat Directory Server and other products), retail and embedded. Subscription revenue increased 56.4% to $163.8 million for the nine months ended November 30, 2005 from $104.7 million for the nine months ended November 30, 2004 primarily due to the increase in the volume of enterprise technology subscriptions sold.

Enterprise technologies subscriptions and retail

Enterprise technologies subscriptions revenue primarily relates to both direct and indirect sales of Red Hat enterprise technologies. Enterprise technologies subscriptions revenue increased 58.9% to $162.1 million for the nine months ended November 30, 2005 from $102.0 million for the nine months ended November 30, 2004. The increase in subscription revenue sales is being driven by broad market acceptance and the increasing use of the Linux operating system in mission critical areas of computing by the large enterprise, as well as increasing revenue through existing and new OEM and distributor relationships. We have also increased the size of our sales force to better address the growing market opportunity globally and new product offerings.

There were no retail revenues in the nine months ended November 30, 2005 compared to $1.4 million for the nine months ended November 30, 2004. This decrease is due to our discontinuance of the retail product and our focus on the sale of subscriptions of our enterprise technologies to enterprise customers rather than on the consumer market.

Embedded subscriptions

Embedded subscription revenue increased 36.5% to $1.7 million for the nine months ended November 30, 2005 from $1.2 million for the nine months ended November 30, 2004. The increase in embedded subscription revenue is primarily due to the timing of contracts, not due to any overall change in market demand for our offering.

Training and services revenue

Enterprise technologies training and services

Enterprise technologies training and services include fees received from enterprise customers for deployment of Red Hat enterprise technologies, customer training and education fees and fees received for adding certain functionality to RHEL for hardware partners. Enterprise technologies training and services revenue increased 8.8% to $34.5 million in the nine months ended November 30, 2005 from $31.7 million in the nine months ended November 30, 2004. The increase in enterprise technologies training and services revenue is primarily due to an increase in consulting fees received from enterprise customers for deployment of Red Hat enterprise technologies of approximately $2.1 million and an increase in the revenues earned from customer training and education of $0.7 million as compared to the prior year period. The adoption of Linux as a primary computing platform increases the need for training and consulting services.

Embedded development services

Embedded development services revenue declined by 49.7% to $1.3 million for the nine months ended November 30, 2005 compared to $2.5 million for the nine months ended November 30, 2004. The reduction primarily relates to our reduced focus and personnel on this business to a small core team which maintains a minimal presence in this market place.

Cost of revenue

Cost of subscription revenue

Cost of enterprise subscription revenue primarily consists of expenses we incur to support, provide maintenance for, manufacture, package, and distribute our solutions. These costs include expenses for labor-related costs to provide technical support and maintenance, physical media, literature and packaging, fulfillment and shipping and bandwidth costs for RHN. Cost of enterprise subscription revenue increased 89.1% to $15.6 million in the nine months ended November 30, 2005 from $8.3 million in the nine months ended November 30, 2004. The overall increase results from $2.9 million of additional staff costs, $2.0 million of additional amortization expense primarily related to identifiable intangible assets acquired in the fourth quarter of fiscal 2005, $1.1 million of additional depreciation costs, $0.7 million of additional facilities and infrastructure costs and $0.6 million of additional packaging and product material costs.

Cost of training and services revenue

Cost of training and services revenue is primarily comprised of salaries and related costs incurred for our personnel to deliver training and education and open source consulting, engineering and hardware certification services. Cost of training and services revenue increased 7.8% to $20.3 million in the nine months ended November 30, 2005 from $18.8 million in the nine months ended November 30, 2004. The increase is primarily related to an increase in costs associated with our training and education services of $1.6 million, a $0.5 million increase in consulting costs and a $0.7 million decrease in our engineering services costs.

Gross profit

While total cost of revenue increased 32.3% to $36.1 million during the nine months ended November 30, 2005 from $27.3 million during the nine months ended November 30, 2004, total revenues increased 43.6% to $199.6 million during the nine months ended November 30, 2005 from $139.0 million during the nine months ended November 30, 2004. As a result, gross profit increased 46.4% to $163.5 million (81.9% of total revenue) for the nine months ended November 30, 2005 from $111.7 million (80.4% of total revenue) for the nine months ended November 30, 2004. This increase was primarily due to the increase in revenue related to our Red Hat enterprise technology subscription offerings, which have higher gross margins than services. Gross profit on total subscription revenues was $148.0 million and $96.3 million during the nine months ended November 30, 2005 and 2004, respectively. Gross profit on total training and services revenues was approximately the same for the nine months ended November 30, 2005 and 2004 at $15.5 million.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for personnel, sales commissions, travel, public relations and marketing materials and tradeshows. Sales and marketing expense increased 38.5% to $61.3 million (30.7% of total revenue) in the nine months ended November 30, 2005 from $44.3 million (31.8% of total revenue) in the nine months ended November 30, 2004. This increase was primarily due to increased staffing and the related $10.3 million increase in compensation costs, a $3.1 million increase in advertising and promotion costs, a $1.7 million increase in travel related costs and a $0.6 million increase in amortization of identifiable intangibles assets.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased 26.2% to $29.8 million (15.0% of total revenue) in the nine months ended November 30, 2005 from $23.6 million (17.0% of total revenue) in the nine months ended November 30, 2004. The increase in research and development expense resulted from a $5.5 million increase in engineering compensation expense. We increased our staffing as a result of an acquisition in the fourth quarter of fiscal 2005 and to support the continued

development and integration of our Red Hat enterprise technologies. Other increases in professional fees and expendable equipment costs totaled approximately $0.7 million for the nine months ended November 30, 2005.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, facilities and information systems expenses. General and administrative expense increased 39.9% to $34.1 million (17.1% of total revenue) in the nine months ended November 30, 2005 from $24.3 million (17.5% of total revenue) in the nine months ended November 30, 2004. This increase relates primarily to increased administrative compensation costs of $4.8 million, a $2.0 million increase in communication costs, losses of approximately $1.0 million recognized on the disposal of fixed assets, additional depreciation expense of $0.9 million, a $0.6 million increase in accounting, legal and other professional fees and a $0.6 million increase in expendable equipment costs.

Other income, net

Other income and expense, net consists of interest income earned on cash deposited in money market accounts and invested in short and long-term fixed income instruments, gain on the extinguishment of certain long-term debt, net gains realized on the sale of investments and net foreign currency revaluation gains and losses. Other income and expense, net, increased to $22.6 million in the nine months ended November 30, 2005 from $18.7 million in the nine months ended November 30, 2004. The increase is primarily related to a $3.1 million net gain recognized on the extinguishment of long-term debt and a $3.2 million increase in interest income during the nine months ended November 30, 2005 compared to the nine months ended November 30, 2004. The increase in interest income is attributable primarily to higher rates of return. Partially offsetting the increase in other income and expense, net were a decrease of approximately $2.1 million in realized gains on the sale of investments and losses of $0.6 million related to the write-down of certain other long-term investments during the nine months ended November 30, 2005 compared to the same prior year period.

Interest expense

Interest expense primarily consists of interest and the related amortization of deferred debt issuance costs associated with the convertible debentures. During the nine months ended November 30, 2005, interest expense decreased $0.2 million to $4.6 million from $4.8 million in the nine months ended November 30, 2004. The decrease results from the repurchase of convertible debentures. During the nine months ended November 30, 2005, the Company has repurchased $30 million of the $600 million debentures outstanding at November 30, 2004.

Taxes

During the nine-month period ended November 30, 2005, the Company recorded $3.9 million of income tax expense based on an estimated annual effective tax rate of 7%. The Company’s effective tax rate differs from the U.S. Federal statutory rate primarily due to U.S. net operating loss carryforwards. The provision for income tax expense for the nine months ended November 30, 2005 consists of domestic federal alternative minimum tax expense as well as foreign income tax expense. During the nine months ended November 30, 2004, the Company recognized an income tax benefit of $0.2 million resulting primarily from the reversal of the valuation allowance pertaining to certain foreign deferred tax assets.

Liquidity and Capital Resources

We have historically derived a significant portion of our liquidity and operating capital from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and secondary public offerings, the issuance of convertible debentures and borrowings under working capital lines of credit. At November 30, 2005, we had total cash and investments of $1 billion, which is comprised of $181.9 million in cash and cash equivalents, $486.4 million of short-term, fixed-income investments and $331.8 million of long-term, fixed-income investments. This compares to total cash and investments of $928.8 million at February 28, 2005.

We currently have sufficient liquidity with $181.9 million in cash and cash equivalents on hand that we presently do not intend to liquidate our short and long-term investments prior to their scheduled maturity dates. However, in the event that we did liquidate these investments prior to their scheduled maturities and there were no changes in market interest rates, we could be required to recognize a realized loss on those investments when we liquidate. At November 30, 2005, we have an unrealized loss of $11.2 million on our investments in debt securities.

At November 30, 2005, cash and cash equivalents totaled $181.9 million, an increase of $33.9 million as compared to August 31, 2005. The increase in cash and cash equivalents resulted primarily from $54.1 million cash provided by operations and $8.3 million provided by financing activities. Partially offsetting these sources of cash were uses of cash including purchases of long-term investments of $20 million, purchases of property and equipment of approximately $4.4 million and net purchases of investment securities of approximately $1.9 million.

Cash provided by operations of $54.1 million in the three months ended November 30, 2005, includes net income of $23.2 million, adjusted to exclude the impact of non-cash revenues and expenses, which totaled a $7.4 million net source of cash. Changes in operating assets and liabilities were a net source of cash totaling $23.5 million primarily resulting from an increase in deferred revenue of $18.0 million, an increase in accrued expenses of $4.0 million and a decrease in accounts receivable and earnings in excess of billings of $3.0 million. These sources were partially offset by an increase of $1.7 million in prepaid and other current assets. The increase in deferred revenue is due to growth in billings and the nature by which we generally obtain payments from customers for subscriptions to our technologies in advance of the subscription period.

Cash used in investing activities of $26.6 million for the three months ended November 30, 2005 was primarily comprised of net purchases of other long-term investments of $20 million for our previously announced investment in Open Invention Network LLC, $4.4 million net purchases of property and equipment and $1.9 million net purchases of fixed income investment securities.

Cash provided by financing activities of $8.3 million for the three months ended November 30, 2005 was comprised of $7.0 million in proceeds from employees exercise of common stock options, $0.8 million proceeds from issuance of common stock due to employees purchases under the Employee Stock Purchase Plan and $0.6 million from other borrowings related to fixed asset purchases, partially offset by payments on such other borrowings of approximately $0.1 million.

In January 2004, we issued $600 million in convertible senior debentures, of which $570 million remains outstanding. The debentures mature on January 15, 2024 and bear interest at a rate of 0.5% per annum, payable semiannually on January 15 and July 15 of each year. The debentures are senior unsecured obligations and rank equally in right of payment with all of our other existing and future unsecured and un-subordinated debt. The debentures are convertible into shares of our common stock under certain circumstances prior to maturity at a conversion rate of 39.0753 shares per $1,000 principal amount of debentures (which represents a conversion price of approximately $25.59 per share), subject to adjustment under certain conditions. We may redeem the debentures, in whole or in part, in cash at any time on or after January 15, 2009. Holders of the debentures may require us to redeem the debentures, in whole or in part, in cash on January 15 of 2009, 2014 and 2019. As of November 30, 2005, no debentures were redeemed. Accrued interest to the redemption date will be paid by us in any such redemption. Accrued interest at November 30, 2005 was $1.1 million.

We have and will continue to utilize cash and investments to fund, among other potential uses, purchases of our common stock, purchases of our convertible debentures, purchases of fixed assets and mergers and acquisitions.

Given our strong operating cash flow and the $1 billion of cash and investments held at November 30, 2005, we do not presently anticipate the need to raise cash to fund our operations either through the sale of additional equity or through the issuance of debt for the foreseeable future. However, we may take advantage of favorable capital market situations that may arise from time to time to raise additional capital.

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

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of fixed-income securities, including both government and corporate obligations and money market funds. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

Our convertible debentures are at fixed rates and therefore interest expense is not impacted by a change in rates. The fair market value of the debentures is subject to interest rate risk and market risk due to the convertible feature of the debentures. Generally the fair market value of fixed interest rate debt increases as interest rates fall and decreases as interest rates rise. Generally, the fair market value of debt with conversion features permitting conversion into stock of the issuer, like the debentures, also increases as the market price of the underlying stock increases and decreases as the market price falls, assuming constant market interest rates. The interest and market value changes affect the fair market value of the debentures but do not impact our financial position, cash flows or results of operations. The fair value of the debentures was approximately $602.8 million and $514.0 million based on quoted market prices as of November 30, 2005 and February 28, 2005, respectively.

Investment Risk

The fair market value of the investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $9.2 million and $13.1 million decrease in the fair value of our available-for-sale investment securities as of November 30, 2005 and February 28, 2005, respectively.

Derivative Instruments

We did not hold derivative financial instruments as of November 30, 2005.

Foreign Currency Risk

Approximately 33.3% and 32.7% of our revenues for the three-month and nine-month periods ended November 30, 2005, respectively were produced by sales outside the Americas. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenues, operating expenses and net income for our non-U.S. segments. Similarly, our revenues, operating expenses and net income will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies. Using the average foreign currency exchange rates from fiscal 2005, our revenues from non-U.S. operations for the three-month period ended November 30, 2005 would have been higher than we reported using the exchange rates for fiscal 2006, by approximately $0.9 million. For the nine-month period ended November 30, 2005 our revenues from non-U.S. operations would have been higher by approximately $0.6 million had we used the average foreign currency exchange rates from fiscal 2005 rather than exchange rates applicable for fiscal 2006. Additionally, the assets and liabilities of our non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, while related revenue and expense accounts of these operations are translated at average exchange rates during the month in which related transactions occur. Translation gains and losses are included as an adjustment to stockholders’ equity and included in other comprehensive income. See Note 3 to the Consolidated Financial Statements.

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

Red Hat Professional Consulting, Inc., formerly PTI, a wholly owned subsidiary of the Company acquired in February 2001, together with its former directors and some of its former principal shareholders, is a defendant in a suit brought by a former employee in DeKalb County Superior Court in Georgia (Case No. 00-CV-5509-8). The plaintiff asserts, among other things, breach of various employment agreements and seeks monetary damages. Red Hat Professional Consulting, Inc. has filed an answer, affirmative defenses and counterclaims, denying all liability. All discovery in the matter is complete. On October 31, 2005, a hearing was held on defendants’ Third Motion for Partial Summary Judgment, and the Court granted summary judgment on three of the claims. Once the order on summary judgment is entered, the parties are to submit a revised pre-trial order. The Company has been indemnified in this matter by the former PTI shareholders and further believes that the likelihood of a material loss is remote.

Commencing on or about March 29, 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. On August 8, 2001, Chief Judge Michael Mukasey of the U.S. District Court for the Southern District of New York issued an order that transferred all of the so-called IPO allocation actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings (Case No. 21 MC 92). The court has consolidated the actions into a single action. The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages. No discovery has occurred to date. The individual director and officer defendants have been dismissed from the case without prejudice. The Company believes these complaints are without merit and will defend itself vigorously in this matter. There can be no assurance, however, that this matter will be resolved in the Company’s favor. The Company, among other issuers, the plaintiffs, and the insurers, have agreed, in concept, to a proposed settlement whereby the Company would be released from this litigation without further payment from the Company. That proposed settlement has been submitted to the court for its consideration, and the court has accepted the proposed settlement subject to certain amendments. A fairness hearing on the proposed settlement has been scheduled for April 24, 2006.

Commencing on August 4, 2003, the Company filed suit against The SCO Group, Inc. (“SCO”) in the U.S. District Court for the District of Delaware seeking a declaratory judgment that the Company is not infringing any of SCO’s intellectual property rights (Civil Action No. 03-722-SLR). In addition, the Company has asserted claims against SCO under Delaware and federal law, including deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, trade libel and violations of the Lanham Act. The Company contends that SCO has made false and misleading public statements in alleging that software code, in which SCO claims to own copyrights and trade secrets, was misappropriated and incorporated into the Company’s product and that SCO has threatened legal action. On September 15, 2003, SCO filed a motion to dismiss contending, among other things, that no actual controversy exists such that the declaratory judgment that the Company seeks would be warranted. On April 6, 2004, the Court denied SCO’s Motion to Dismiss but stayed further action in the case pending the resolution of litigation pending in the U.S. District Court for the District of Utah between SCO and IBM. On April 20, 2004, Red Hat filed a motion for reconsideration contending that a stay based on the Utah case would be inappropriate. On March 31, 2005, the Court denied the Company’s motion to reconsider but extended to the Company the right to renew the motion should matters materially change in the SCO v. IBM litigation.

In the summer of 2004, 14 class action lawsuits were filed against the Company and several of its present and former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of

North Carolina. In each of the actions, plaintiffs seek to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arise in connection with the Company announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs assert that certain present and former officers (the “Individual Defendants”) and the Company variously violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs seek unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in the Company’s common stock, disgorgement by the Company’s chief executive office and former chief financial officer of certain compensation and profits from trading in the Company’s common stock pursuant to Section 304 of the Sarbanes-Oxley Act of 2002, and other relief. As of September 8, 2004, all of these class action lawsuits were consolidated into a single action referenced as Civil Action No. 5:04-CV-473BR and titled In re Red Hat, Inc. Securities Litigation. Lead counsel and lead plaintiff in the case have now been designated, and on May 6, 2005, the plaintiffs filed an amended consolidated class action complaint. On July 29, 2005, the Company, on behalf of itself and the Individual Defendants, filed a motion to dismiss the action for failure to state a claim upon which relief may be granted. Also on that date PricewaterhouseCoopers LLP, also a defendant, filed a separate motion to dismiss. The Company’s motion to dismiss has been fully briefed and is now before the Court. The Company intends to vigorously defend this class action lawsuit. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

In addition to the class action claims, a purported shareholder derivative action was filed, in connection with the Restatement, on August 20, 2004, in the Wake County Superior Court in North Carolina (Civil Action No. 04-CVS-11746), against certain present and former officers and directors of the Company and also naming the Company as a nominal defendant. This suit was subsequently assigned to the North Carolina Business Court. The suit claims that certain of the Company’s present and former officers and directors breached their fiduciary duties to the Company’s stockholders and to the Company. The complaint is derivative in nature and does not seek relief from the Company. On July 21, 2005, plaintiff filed an amended complaint and defendants subsequently filed a motion to dismiss based on the amended complaint that is now pending before the court. The motion to dismiss has been fully briefed, and the Court has scheduled a hearing on the motion to dismiss for February 2, 2005. The Company believes there are legal and factual defenses to the claims, which the Company intends to vigorously pursue. There is, however, no assurance that the Company will prevail in defending this action.

Commencing on October 7, 2004, a petition was entered in the United States Bankruptcy Court in the Eastern District of North Carolina (Case No. 04-03642-5) by the bankruptcy administrator of ArsDigita GmbH, a German company, seeking to recover certain assets acquired by RH Interchange, Inc., a wholly-owned subsidiary of the Company, in an asset acquisition in February 2002. Petitioner claims that the German company received insufficient consideration for the transfer of the purchased assets and seeks to avoid the transaction. Petitioner seeks recovery of those transferred assets still in the possession of either the Company or RH Interchange and compensation for those assets no longer in their possession. On November 29, 2004, the Company and its subsidiary filed a motion to dismiss the petition; that petition was subsequently denied and thereafter discovery commenced. The parties entered into a Court ordered mediation and resolution of the matter was agreed. On December 15, 2005 the Court entered an order approving the settlement and dismissing the case with prejudice.

The Company also experiences other routine litigation in the normal course of our business. The Company believes that the outcome of this routine litigation will not have a material adverse effect on its consolidated financial position and results of operations.

ITEM 1A.	RISK FACTORS

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

Security and privacy breaches may expose us to liability and cause us to lose clients.

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

We are vulnerable to claims that our products infringe third-party intellectual property rights including patent and trade secrets because our products are comprised of software components, many of which are developed by numerous independent parties. Claims for infringement of intellectual property rights may be filed and may seek damages and injunctive relief. The risk of infringement claims is exacerbated by the fact that much of the code in our products is developed by numerous independent parties over whom we exercise no supervision or control. It is further exacerbated by our limited patent portfolio and lack of access to unpublished software patent applications. Claims of infringement could require us to seek to obtain licenses from third parties in order to continue offering our products, reengineer our products, or discontinue the sale of our products in the event that obtaining licenses and reengineering could not be accomplished on a timely and cost effective basis, which could adversely affect our business and operating results and may do so materially.

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

Our ability to retain key management personnel or hire capable new management personnel as we grow may be challenged to the extent the technology sector performs well and/or if companies with more generous compensation packages or greater perceived growth opportunities compete for the same personnel. In addition, historically we have used stock options as a key component of our compensation packages. Changes in the accounting for equity compensation, including stock options, could adversely affect our earnings or force us to use more cash compensation to attract and retain capable personnel. Volatility in the stock market may reduce the value of our equity awards to the recipient. Such events, or if we are unable to secure shareholder approval for increases in the number of share eligible for equity compensation grants, could adversely affect our ability to successfully attract and retain key management personnel.

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

ITEM 6:	EXHIBITS

(a) List of Exhibits

10.1*	Limited Liability Company Agreement of Open Inventions Network dated November 8, 2005

10.2+	Form of Restricted Stock Award Agreement

31.1	Certification of Matthew J. Szulik, Chief Executive Officer, President and Chairman of the Board of Directors, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Charles E. Peters, Jr., Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certifications of Matthew J. Szulik, Chief Executive Officer, President and Chairman of the Board of Directors, and Charles E. Peters, Jr., Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

+	Indicates a management contract or compensatory plan, contract or arrangement
*	Indicates confidential treatment requested as to certain portions of this exhibit, which portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

Date: January 9, 2006	By:	/S/ MATTHEW J. SZULIK
Matthew J. Szulik President and Chief Executive Officer (Officer on behalf of the Registrant)

RED HAT, INC.

Date: January 9, 2006	By:	/S/ CHARLES E. PETERS, JR.
Charles E. Peters, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)