Form 10-K
period 2006-02-28
RED HAT INC
filed 2006-05-12
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 28, 2006

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

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    Common Stock, $0.0001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     ☒            Accelerated filer    ☐            Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of August 31, 2005 was approximately $2.4 billion based on the closing price of $14.21 of our common stock as reported by the NASDAQ National Market on August 31, 2005. There were 183,896,682 shares of common stock outstanding as of April 28, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Red Hat, Inc.’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with its annual meeting of stockholders to be held on August 17, 2006 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

OVERVIEW

We are a global leader in providing open source software solutions to the enterprise, including our core enterprise operating system platform, Red Hat Enterprise Linux (“Enterprise Linux”), as well as other Red Hat enterprise technologies. We employ an open source software development and licensing model that uses the collaborative input of an international community of contributors to develop and enhance software. We actively participate in this community-oriented development process, often in a leadership role, and leverage it to create our Red Hat-branded enterprise technologies.

We believe the open source development and licensing model offers significant advantages over the proprietary software development model both for Red Hat and our customers. Specifically, through this model, we leverage this community of developers and users, whose collective resources and knowledge supplement those developers we employ. As a result, we believe we are able to offer functionality enhancements and upgrades more quickly and with less development cost than is typical of proprietary software vendors. In turn, our customers are able to take advantage of the quality and value of open source software, which we aggregate, integrate, test, certify, deliver, maintain and support for their enterprise use.

In addition, under this model the collectively developed software is distributed under licenses, such as the GNU General Public License, permitting access to the human-readable source code of the software. These licenses also provide broader rights for the licensee to use, modify and distribute open source software than is typical in the proprietary software model. This affords broad latitude for our customers to customize or enhance the software if they so choose.

Red Hat’s participation in the community-driven development process is illustrated by Red Hat’s role in the Fedora Project. The Fedora Project is a collection of open source community software projects, which Red Hat sponsors, that relate to Fedora Core, an open source Linux-based operating system, and Fedora Extras, a set of ancillary open source software applications. The community of developers that participate in the Fedora Project use and contribute to Fedora Core and Fedora Extras, resulting in publicly available software that combines newer, less-developed technologies with more mature ones. Our participation in the Fedora Project allows us to leverage the efforts of this international community, which we believe allows us to reduce both cost and development time, and lower the risk of including products or features in our technologies that the market and the community will not accept and support. Thus, we are able to use the Fedora Project as a proving ground and virtual laboratory for new technology that we can draw upon for inclusion in our enterprise technologies.

We offer a choice of operating system platforms: Enterprise Linux AS, Enterprise Linux ES, Enterprise Linux WS and Red Hat Desktop for application areas, including the data center, edge-of-the-network applications, information technology infrastructure (applications such as database, ERP and large file systems), corporate desktop and technical/developer workstation. We also provide other infrastructure enterprise technologies, including technologies for: the development and deployment of JAVA-based web applications, assisting developers of software, providing higher availability clustering of Enterprise Linux platforms and file systems, scalable authentication and directory services.

Our integrated management service, Red Hat Network (“RHN”), permits these Red Hat enterprise technologies to be updated and configured and the performance of these and other technologies to be monitored and managed in an automated fashion. Our suite of training and other professional service offerings also enable enterprise customers to leverage the performance and scalability benefits of our enterprise technologies.

We believe that the adoption of Enterprise Linux by the enterprise, as a mission-critical platform, represents a significant shift in the computing industry. By offering a growing variety of Enterprise Linux-compatible open source software applications that meet the performance, reliability and scalability requirements critical to the enterprise, we seek to broaden customer choice and provide an overall open source architecture for the enterprise.

Beyond our development and licensing model, we believe that our business model differentiates Red Hat from the typical proprietary software company. We provide Red Hat enterprise technologies under annual or multi-year subscriptions. Through the life of the subscription, the customer is entitled to specific levels of support as well as security errata, bug fixes, functionality enhancements, and upgrades to new versions of the technology via RHN, generally without additional charges. This business model allows the customer access to more regular improvements and innovation of our product base as well as the ability to purchase the technologies and services it needs for the duration that it needs them.

We sell Red Hat enterprise technologies through both direct and indirect channels of distribution. We sell to customers directly through our sales force and our web store. Our indirect sales channel includes distributors and resellers. In addition, leading global server and workstation hardware vendors (“OEMs”) support and pre-load Red Hat enterprise technologies on various servers and workstations and also sell their hardware together with Enterprise Linux as part of pre-configured solutions. We believe that the distribution of Red Hat enterprise technologies by OEMs is an important indirect channel of distribution for us and has assisted with the increased market acceptance of Enterprise Linux. In addition, Enterprise Linux has gained widespread support from many of the leading independent software vendors (“ISVs”) and Intel-based server and workstation hardware vendors (“IHVs”) to the enterprise. With the support and tools we make available, these companies have engineered and certified their offerings to run on or with Enterprise Linux. We believe widespread support from these companies helps the market acceptance and adoption of Enterprise Linux.

The benefits of the open source development model are becoming more well-recognized and the acceptance of Linux and open source software is continuing to grow. We see this growth both in the number of Linux server operating systems in use today and through its increasing role in more mission-critical applications.

Red Hat, Inc. was incorporated in Connecticut in March 1993 as ACC Corp., Inc., which subsequently changed its name to Red Hat Software, Inc. Red Hat Software, Inc. reincorporated in Delaware in September 1998 and changed its name to Red Hat, Inc. in June 1999. Except as otherwise indicated, all references in this report to “we”, “us”, “our”, the “Company”, the “registrant”, or “Red Hat” refers to Red Hat, Inc. and its subsidiaries.

INDUSTRY BACKGROUND

Origins of open source software

The open source software development model originated in academic and research environments. The model is based on the collaborative development of the software’s source code, the code that the developers use for development. Whether individually or in groups, and regardless of location, participating developers, many of whose projects are commercially funded, make their code available over the Internet, give and receive comments on open source code and modify it accordingly. This development model gives open source software an inherent level of transparency and choice that contrasts with the proprietary software development model.

Under the proprietary model of software development, a software developer generally licenses to the user only the machine-readable binary (or object) code alone, with no or limited rights to copy, modify or redistribute that code and does not make the source code available to the user or developers. Moreover, peer review and enhancements are not possible given that binary code consists of the 1’s and 0’s that only computers understand. In contrast, under the open source development model, the software developer provides users and other developers with access to both the binary code and the source code and permits the user to copy, modify and redistribute the code to others.

The growth of the Internet has greatly increased the scale and efficiency of open source software development through the availability of collaborative technologies such as email lists, news groups and websites. These technologies have enabled increasingly large communities of independent developers to collaborate on more complex open source projects.

We believe that open source software is a viable and arguably superior alternative to traditional proprietary software for certain applications. As compared to the proprietary model, the open source model:

•	allows a company’s in-house development team to collaborate with a global community of independent developers;

•	provides the user access to both binary and source code, and the right to copy, modify, alter and redistribute the software; and

•	permits the user ongoing access to improvements made to the software that are distributed by others.

Moreover, we believe open source software offers many potential benefits for software customers and vendors. Not only are customers able to take advantage of the quality and value of open source software, they also may chose to customize the software to suit their particular needs. Vendors are able to leverage the community of open source developers, reducing development costs, decreasing time to market and mitigating the risks associated with developing new software solutions.

Challenges to the widespread adoption of open source by the large enterprise

Despite a strong initial market acceptance of Enterprise Linux and other Red Hat enterprise technologies by the large enterprise, a number of obstacles to the continued growth and adoption of these technologies within the enterprise exist including:

•	competition from well-established proprietary software industry participants;

•	a limited number of well-financed, viable open source industry participants;

•	uncertainty as to the long term success of a development and distribution model not based on limiting access to proprietary technology; and

•	potential concern over threats of intellectual property infringement claims.

RED HAT BUSINESS MODEL

We have created a business model around Enterprise Linux and a suite of other Red Hat enterprise technologies, which together comprise our open source architecture. We offer and provide these technologies, with certain related services, to our customers in the form of annual or multi-year subscriptions, generally on a per installed system basis. Most of our customers contract for subscriptions to Enterprise Linux and related services. In contrast to the lock-in of traditional proprietary technology, through the life of the subscription we provide the customer security errata, bug fixes, functionality enhancements and upgrades to new versions of the technology, which we provide through RHN, as well as specific support levels. We believe that the chief information officers of large enterprises select Red Hat enterprise technologies and choose to pay on a per installed system basis because of the business value and fast innovation that we provide, in contrast to traditional proprietary technology. We believe the success of our business model is predicated on the acceptance and widespread deployment of Enterprise Linux as a significant platform by the large enterprise, our ability to generate subscription revenues on a per installed system basis for Red Hat enterprise technology, our ability to increase annual average subscription revenues per customer by providing additional value to our customers in the form of additional technology infrastructure and by providing customers with additional services.

Our subscription business model also contrasts with the typical proprietary software license model from a revenue recognition perspective. Under our subscription model, we generally defer revenue when we bill the customer and recognize revenue over the life of the contract. In contrast, under a proprietary software license model, the vendor typically recognizes revenue in the period that the software is licensed.

Commitment to the open source development model

We have fully embraced the open source model in the development of our technology solutions and services. Whereas some of our competitors have incorporated certain aspects of this model into their businesses while retaining various features of the proprietary model, Enterprise Linux is a true open source offering. Indeed, we share our improvements to the Linux kernel, and other enterprise technologies with the development community. By giving back to the community, we offer a benefit to independent developers because our products become more useful in developers’ projects and may spur additional innovation. We believe that the collaborative open source development model is a better way to develop and deliver high-quality software and to facilitate innovation.

The foundation of our open source architecture, our open source software operating systems

One of the most widely known open source technologies is the Linux kernel, the operating system engine of Enterprise Linux. An operating system is the software that allows a computer and its various hardware and software components to interact. A worldwide community of developers collaborate on improving the Linux kernel and we believe we are able to integrate the best of those improvements into our stable, yet innovative and high-performance Enterprise Linux platform. Moreover, as discussed below, Enterprise Linux enjoys the support of major OEMs and ISVs, increasing the interest of developers in adding further enhancements to the Linux kernel.

We seek to engineer Enterprise Linux and Red Hat Desktop to be the most comprehensive, technically advanced, reliable and stable open source operating systems. Enterprise Linux AS, Enterprise Linux ES, Enterprise Linux WS and Red Hat Desktop are integrated, open source operating systems which meet the performance, reliability and scalability demands of chief information officers of large enterprises, from the edge of the network to the data center.

Our operating system platforms, Enterprise Linux and Red Hat Desktop, are:

flexible and scalable—capable of running clusters of thousands of systems in a large enterprise or a single device;

functional—able to handle discrete or multiple applications accessed by multiple users;

adaptable—allows the user to modify the software to meet particular needs and requirements; and

stable and reliable—constantly reviewed and fine-tuned by developers worldwide.

Technology-based systems management services

RHN, our principal systems management offering, improves the system reliability, availability and security of Red Hat enterprise technologies while increasing system administrator productivity to reduce the overall cost of managing Red Hat enterprise technologies. RHN brings together a number of tools, services and information capabilities that customers may use to help promote greater reliability, availability and security within enterprise systems. Among other capabilities, RHN allows a system administrator to simplify management tasks by grouping systems together rather than managing them separately. We provide the RHN Update Module, described more fully below, as part of an annual subscription to Enterprise Linux and other Red Hat enterprise technologies. We also provide more advanced services, such as the Management, Provisioning and Monitoring Modules described below, for an additional subscription fee. In addition, we offer RHN in a Satellite Server infrastructure option, which allows RHN systems management services to be provided from inside the customer’s firewall by changing the delivery point of the service from Red Hat’s facilities to a server located inside the customer’s corporate firewall.

Red Hat Global Client Services

Our Global Client Services offerings consist of educational, consulting, and support services designed to meet the needs of the enterprise. With these services, our goal is to help promote customer success by providing knowledge, experience, and advice at all stages of the IT life cycle.

By providing consulting and support services, together with our Red Hat enterprise technologies, we facilitate the adoption and use of Enterprise Linux and other Red Hat technologies. In addition, our educational services help populate customers with skilled Red Hat Certified Engineers, Red Hat Certified Technicians and Red Hat Certified Architects, who often serve as internal open source advocates, and help to spread the adoption of our enterprise technologies. Our educational services also promote and reinforce our Red Hat brand.

Support by leading independent software and hardware vendors to the large enterprise

In order to facilitate the widespread deployment of Enterprise Linux, we have focused on gaining broad support for the Enterprise Linux operating system and other Red Hat enterprise technologies from the providers of hardware and software technology critical to the large enterprise. For example, leading software vendors to large enterprises, such as: Oracle Corporation (“Oracle”), International Business Machines Corporation (“IBM”), Sybase, Inc. (“Sybase”) and Symantec Corporation (“Symantec”) enable applications to run on our Enterprise Linux operating system. In addition, we have pre-load arrangements with the top Intel hardware providers including: Dell Inc. (“Dell”), Hewlett-Packard Company (“HP”), IBM, Sun Microsystems, Inc. (“Sun”) Fujitsu Limited (“Fujitsu”), Fujitsu Siemens Computers (holding) BV (“Fujitsu Siemens”), NEC Corporation (“NEC”) and Hitachi, Ltd (“Hitachi”).

An online destination for the open source community

We are dedicated to helping serve the interests and needs of open source software users and developers online. Our website, redhat.com, serves as a primary customer interface, web store and order mechanism for many of our products and services. Redhat.com also serves as a substantial resource for information related to open source initiatives. It contains news we believe to be of interest to open source users and developers, features for the open source community, a commerce site and a point of access for software downloads and upgrades. Visitors to our website can organize and participate in user groups, make available incremental code improvements and bug fixes, and share knowledge regarding the use and development of open source software. By acting as a clearinghouse of open source and Linux-related information and by facilitating the interaction of developers, particularly through Fedora, we believe our website has become a community center for open source.

Segment reporting

Red Hat is organized primarily on the basis of three geographic business units, Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific. These business units are aggregated into one reportable segment due to the similarity in nature of products provided (e.g., Enterprise Linux AS, ES and WS), financial performance economics (e.g., revenue growth and gross margin), methods of distribution (direct and indirect) and customer classification and base (e.g., distributors, resellers and enterprise).

Previously we reported our results in two reportable segments aligned by product; enterprise technologies and embedded technologies. The embedded product is no longer significant in terms of revenue, no longer separately managed and no longer considered a separate business unit. Accordingly, we have reclassified our prior period financial results to conform with current period presentation. See NOTE 2 to our Consolidated Financial Statements for additional information on our segments.

Geographic Areas

As of February 28, 2006, Red Hat has more than 30 locations around the world, including offices in the US, Canada, France, Germany, Italy, the Netherlands, Spain, Sweden, United Kingdom, Australia, China, Hong Kong, India, Japan, Korea and Singapore. We manage our international business on an EMEA-wide, Asia Pacific-wide and Americas-wide basis. See further discussion of our geographic areas of operation in NOTE 2 to our Consolidated Financial Statements. See Item 1A. Risk Factors for a discussion of some of the risks attendant to our foreign operations.

BUSINESS STRATEGY

Our business strategy includes (i) gaining widespread acceptance and deployment of Enterprise Linux as a mission-critical operating system platform by the enterprise, (ii) generating increasing subscription revenue on a per installed system basis by renewing subscriptions and providing additional value to our customers and by growing the number of enterprise technologies that comprise our open source architecture, and (iii) generating increased revenues by providing additional systems management, developer and other services as well as from additional market penetration through a broader and deeper set of channel partner relationships, including OEMs, and our own international expansion, among other means.

The key elements of our strategy include:

Increase the adoption of Enterprise Linux and Red Hat enterprise technologies by the enterprise

We see the enterprise increasingly view Linux, including Enterprise Linux, as a viable operating system for mission-critical areas of the information technology infrastructure. We intend to promote further acceptance of Enterprise Linux through a variety of means. These means include promoting and developing additional Red Hat enterprise technologies that offer additional functionality and applications that build on the Enterprise Linux operating system as additional components of our open source architecture, bringing new systems management services to market, improving our technology infrastructure to ease the purchasing and renewal process, offering expanded developer services, focusing on new geographic areas, capitalizing on the success of our strategic relationships with companies such as Oracle, IBM, Symantec, Sybase, BEA, Dell, HP, Sun, Fujitsu, Fujitsu Siemens, NEC and Hitachi and continuing to add strategic relationships with other major information technology companies. We believe the strength of our strategic relationships with these companies is important to the continued expansion of the use of Red Hat enterprise technologies globally, the technical advancement and widespread distribution of our enterprise solutions, the migration of existing third-party enterprise applications to Enterprise Linux and the development of new third-party enterprise applications suitable for Linux-based operating systems.

Continue to pursue strategic acquisitions and alliances

We intend to continue to pursue a selective acquisition strategy as opportunities arise to complement and expand our systems management offerings, add additional layers of enterprise technologies and products to our enterprise technology operating system offerings and extend our service capabilities. For example, we recently announced that we had entered into a definitive agreement to acquire JBoss, Inc., a Delaware corporation (“JBoss”). JBoss’s current key offerings are principally in the open source middleware software space. For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Subsequent event”.

We also intend to create and extend our strategic alliances and channel partner relationships where it is beneficial to our business.

Continue to grow our presence in international markets

We have operations in a number of countries in the Americas, EMEA and Asia Pacific. We are continuing to expand our operations geographically, with over 30 offices worldwide. We offer Enterprise Linux software and documentation in 15 languages: English, Japanese, German, Brazilian Portuguese, Korean, Italian, French, Simplified Chinese, Traditional Chinese, Spanish, Devnagari, Bangla, Punjabi, Tamil, and Gujarati. See NOTE 2 to the Consolidated Financial Statements for a discussion of our revenues by geographic area.

Continue to invest in the development of open source technology

We intend to continue to invest significant resources in the development of new open source technology, capitalizing on our substantial experience working with the open source model and community. We expect this continued investment to take the form of expenditures on internal development efforts, as well as continued funding of third-party open source projects and expanding our developer services.

PRODUCTS AND SERVICES

Red Hat’s software solutions, consisting of Red Hat enterprise technologies such as Enterprise Linux, are at the center of our subscription strategy and our open source architecture. Our services offerings, principally directed toward our large enterprise customers and the leading hardware providers with whom we have strategic agreements, include technical support and maintenance, training, professional services, embedded services, engineering services and hardware certification.

Generally, our software products come with a limited duration services subscription. Enterprise Linux is delivered on an annual and multi-year subscription basis and includes varying levels of support services and access to the basic software update and configuration management functionality of RHN.

Red Hat Enterprise Linux and Red Hat Desktop technologies

Enterprise Linux is a version of the Linux operating system designed expressly for enterprise computing. Enterprise Linux is built around a common core of open source software that delivers the features required for commercial deployments, including:

•	Support for a wide range of ISV applications from vendors such as Oracle, IBM, Symantec, Sybase and BEA;

•	Certification on multiple architectures and leading OEM platforms, including Dell, HP, IBM, Sun, Fujitsu, Fujitsu Siemens, NEC and Hitachi;

•	Comprehensive service offerings, with up to 24x7, one-hour response, available both from Red Hat and selected ISV/OEM partners and delivery of new technology throughout the product lifecycle;

•	Performance and scalability, with leading audited industry benchmarks;

•	Stability with 12-18 month version upgrade cycles and seven-year support lifecycle; and

•	A suite of products that enables interoperation of systems from the technical/developer workstation to the data center.

Red Hat operating system platforms are available in four versions:

Enterprise Linux AS Enterprise Linux AS is our top-of-the-line enterprise Linux product designed for use in mission-critical areas of the information technology infrastructure. Supporting the largest commodity-architecture servers and available with the highest levels of support, Enterprise Linux AS is designed for large departmental, middle tier of the information technology infrastructure and data center server deployments.

Enterprise Linux ES Enterprise Linux ES is designed for systems ranging from the edge-of-network to medium-scale departmental deployments.

Enterprise Linux WS Enterprise Linux WS is designed for power users and a wide range of high-performance technical client applications such as cluster computing, software development and engineering design.

Red Hat Desktop Red Hat Desktop is designed for general corporate users who need a variety of software functionality from email to web applications. It is intended for volume deployments that require a secure and centralized management infrastructure for client systems.

Additional Red Hat enterprise technologies

Red Hat enterprise technologies include software applications for managing web content, software development, high availability clusters of Linux systems and storage, authentication of users as well as directory sever services. These applications broaden customer choice and are key components of our open source architecture vision for the enterprise. Red Hat Application Server provides a range of standards-based open source technologies to enable JAVA-based web application development and deployment. In addition, the Red Hat Developer Suite provides an integrated development environment for application developers. Red Hat Cluster Suite features clustering and uses application fail-over technology, which is designed to make applications with high availability. Red Hat Global File System is an enterprise-strength clustered file system for Linux, designed for commercial and technical computing applications requiring access to fully shared data. Red Hat Certificate System is a scalable authentication system for appropriately limiting access to mission critical resources and data. Red Hat Directory Server centralizes application settings, user profiles, group data, policies and access control information into an operating system-independent, network-based registry.

Red Hat systems management solutions: RHN

RHN provides systems management and software delivery services for Red Hat enterprise technologies. With a focus on open standards and scalability, RHN helps organizations increase productivity, lower costs and enhance security by provisioning, monitoring and updating systems. RHN services are also available in both Hosted and Satellite architectures, to provide organizations with the appropriate level of flexibility, security and scalability based on their size and needs.

RHN consists of four modules: Update, Management, Provisioning and Monitoring. With the exception of Update, which is provided with a subscription to Enterprise Linux, customers purchase entitlements to these services on an annual per-system subscription basis.

Update Module Included in an Enterprise Linux subscription, the Update Module is the entry-level offering for RHN, providing functionality enhancements and upgrades to individual systems. Update Module includes functionality such as a graphical user interface, priority notification, errata information, Red Hat Package Manager (“RPM”) dependency checking and auto update. Update Module also gives customers access to electronic delivery of software related to their Red Hat subscriptions.

Management Module The Management Module allows customers to manage their entire Red Hat enterprise technologies infrastructure. Designed to enable scalable enterprise administration, the Management Module features systems grouping, role-based administration and scheduled actions.

Provisioning Module The Provisioning Module includes features such as operating system provisioning (from new, unformatted systems or previously deployed systems), configuration management, multi-state rollback, scheduled remote actions, auto discovery, configuration tools and RPM-based application provisioning.

Monitoring Module The Monitoring Module adds performance-tracking capabilities to RHN. Users can configure monitoring checks based on 60 pre-built probes, or they can create their own. Probes suites can be used to set up groups of probes on multiple systems. Email or pager warnings send alerts when defined performance thresholds are crossed.

RHN has two architectures designed to satisfy customers’ requirements: Hosted and Satellite.

Hosted With the Hosted architecture, the customer’s individual systems connect to RHN via the Internet to receive information, functionality enhancements and upgrades from our central RHN servers. This architecture is the RHN service included with a subscription to Enterprise Linux. To reduce Internet bandwidth consumption, RHN Proxy Servers can be added to a Hosted deployment to cache content locally.

Satellite The Satellite architecture stores all RHN functionality, such as system profiles, reporting data, and application server, locally on a customer’s network. The Satellite server connects with RHN over the Internet to download functionality enhancements. The architecture allows customers greater control over their management solution, as they may use Satellite to distribute custom or third-party content to their Enterprise Linux systems. Customers may also disconnect RHN technology from the Internet, if desired, to improve security. Additional RHN Proxy Servers can also be added to a Satellite deployment to improve performance and package downloads for remote locations.

This suite of products that we expect will grow comprises our developing open source architecture; it provides new opportunities for our customers to deploy Red Hat enterprise technologies that integrate with their Enterprise Linux operating system and make it even more productive.

Global Client Services

Red Hat Global Client Service offerings are designed to help enterprise customers derive additional value from Red Hat enterprise technologies and open source technology.

Global Learning Services offers an array of hands-on training courses worldwide to meet the diverse training needs of customers. Certifications include Red Hat Certified Technician, Red Hat Certified Engineer and the Red Hat Certified Architect. Courses span topics such as system administration, advanced enterprise deployment, development and security. We offer open enrollment at training centers in more than 130 locations worldwide, and as an alternative, the majority of the curriculum can be delivered via e-learning or by customized on-site instruction.

Global Professional Services offers consulting services for open source IT deployments, from assessment and implementation to upgrade planning.

Global Support Services (“GSS”) is Red Hat’s worldwide, mission-critical technical support group. GSS provides production support as part of every Red Hat enterprise technology subscription as well as an online knowledgebase of technical information. GSS provides additional premium services for enterprise customers, such as 24 hour per day, 7 day per week service levels and technical account management.

COMPETITION

In the operating systems market, we compete with a number of large and well-established companies that have significantly greater financial resources, larger development staffs and more extensive marketing and distribution capabilities. These competitors include Microsoft Corporation (“Microsoft”), IBM, Sun and Novell, Inc. (“Novell”), all of which offer hardware-independent, multi-user operating systems for Intel platforms. Moreover, HP, Unisys Corporation, IBM and Sun, each offer the UNIX operating system. Many of these competitors bundle competitive operating systems such as UNIX with their own hardware offerings, thereby making it more difficult for us to penetrate their customer bases.

Within the specific category of Linux operating systems, our chief competitor is Novell, with its SUSE brand of Linux. Other, less well capitalized Linux brands include Mandriva, Debian, Ubuntu and other regionally-specific distributions.

With our professional services offerings, we additionally face competition in the market for services related to the deployment of our enterprise technologies including Enterprise Linux and RHN. Our competitors in the market include IBM and HP as well as other technology infrastructure consulting companies.

In the systems management services market, we compete with a number of large companies that have significantly greater financial resources, larger development staffs and more extensive marketing and distribution capabilities. These competitors include IBM, HP, Computer Associates International, Inc., Novell, Microsoft and BMC Software, Inc., all of which offer heterogeneous operating system support including support for operating systems such as Linux, Solaris, AIX, HP-UX and Windows. Many of these competitors have legacy client/server offerings that require relatively long implementation cycles and are difficult to displace in enterprise customers due to switching costs.

The open source software market is not characterized by the traditional barriers to entry that are found in the proprietary software model due to the nature of open source technology. For example, anyone can copy, modify and redistribute Enterprise Linux and most of our other open source products. However, they are not permitted to refer to these products as “Red Hat” products unless they have a relationship with us. Moreover, as it relates to our enterprise technologies and RHN offerings, our customers agree not to utilize the subscription services that they receive from us on any installed system for which they have not purchased a subscription. In addition, the only means by which customers can receive a certified version of Enterprise Linux and receive certified functionality enhancements and upgrades to a copy of Enterprise Linux is to purchase and maintain a current subscription directly from us, or our certified partners with which we have agreements.

We believe that the major factors affecting the competitive landscape for our products include:

•	the name and reputation of vendor;

•	the product price, performance, reliability and functionality;

•	the alliances of the vendor with major industry hardware and/or software providers;

•	the quality of our support and consulting services;

•	the financial and value relationship of subscription services;

•	the number of Global 2000 reference accounts;

•	the availability of third-party enterprise infrastructure applications that run on the operating system;

•	the breadth of hardware compatibility;

•	the management framework for administering the operating system and related software technologies;

•	the distribution strength and number of distribution partners of the vendor; and

•	the strength of the vendor’s relationships in the open source community.

Although we believe that overall we generally compete on par or favorably with many of our non-Linux competitors in a number of respects, including product performance, price and breadth of hardware compatibility, we believe that a number of our key competitors currently have superior distribution capabilities. In addition, there are significantly more enterprise infrastructure applications available for competing operating systems, such as Windows NT, Windows Server 2003, Windows XP and UNIX, than there are for Enterprise Linux. An integral part of our strategy has been to help address these shortcomings by, among other methods, strengthening our existing strategic relationships and entering into new ones to expand our distribution capabilities and by attracting more attention to the open source movement, which in turn we believe should create additional opportunities and incentives for software developers to write more applications for Enterprise Linux.

SOFTWARE ENGINEERING AND DEVELOPMENT

We have invested, and intend to continue to invest, significant resources in product and technology development. We have expended $40.9 million, $32.5 million and $26.5 million, in fiscal years 2006, 2005 and 2004, respectively, in research and development costs. We focus and modify our product development efforts based on the needs of users and changes in the marketplace. We are currently focusing our development efforts on improving or adding the functionality to Enterprise Linux and RHN that is needed by the Global 2000 and the leading third-party applications upon which the Global 2000 are dependent.

Our software engineers collaborate with open source software development teams working across the Internet and through our Fedora Project. This involvement enables us to remain abreast of, and lead, certain technical advances, plans for development of new features and timing of releases, as well as other information related to the development of the Linux kernel and other open source projects.

Our software engineers have contributed to the development and maintenance of some of the most important components of the Enterprise Linux operating system, including the installation program and the package management program, RPM. The installation program provides users with a single method to install the hundreds of separate software programs that are included with Enterprise Linux so that, from the user’s perspective, the hundreds of programs appear as one. This simplified process sharply reduces the time and effort required to install as compared to the alternative of gathering the hundreds of programs one by one via the Internet. The installation program provides default settings for the user depending upon whether the user wishes to use Enterprise Linux as a server operating system or as a workstation operating system. The installation also provides advanced users with the ability to customize the programs that are installed, allowing for significant flexibility and greater control over the operating system. The installation also automatically detects the type of hardware that comprises the user’s computer, in order to ensure that all programs necessary for Enterprise Linux to work on the hardware are properly installed.

Our software development engineers perform extensive testing of Enterprise Linux, RHN and other Red Hat enterprise technologies. We use various industry methods of quality assurance testing to help ensure that our enterprise technologies are solidly engineered and ready for use by our customers when shipped. We also work closely with leading hardware and software vendors to help ensure their applications will operate effectively on the Enterprise Linux platform.

In addition, we continue to invest substantial resources in the development/commercialization of open source technologies that provide added value in addition to the operating system, such as Red Hat Directory Server and Red Hat Global File System.

INTELLECTUAL PROPERTY

Enterprise Linux and our other open source products have been developed and made available for licensing under the GNU General Public License and other open source licenses. These licenses permit anyone to copy, modify and distribute the software. Some, such as the GNU General Public License, require that any resulting or derivative work that is distributed to others be licensed under the same terms. Therefore, although we retain the copyrights to the code that we develop ourselves, due to the nature of our open source software products and the licenses under which we develop and distribute them, our most valuable intellectual property is our collection of trademarks and the recognition of our brand. We rely on a combination of trademarks, copyrights and patents to protect our intellectual property. We also generally enter into confidentiality and nondisclosure agreements with our employees and consultants, and generally control access to and distribution of our confidential documentation and other proprietary information.

We pursue registration of some of our trademarks in the United States and in other countries. We have registered the trademark “Red Hat” and the Red Hat Shadowman logo in countries in North America, South America, Europe, Asia, Africa and Australia.

Despite our efforts to protect our trademark rights, unauthorized third parties have in the past attempted and in the future may attempt to misappropriate our trademark rights. We cannot be certain that we will succeed in preventing the continued misappropriation of our tradename and trademarks in these circumstances or that we will be able to prevent this type of unauthorized use in the future. The laws of some foreign countries do not protect, or deter misappropriation of our trademark rights to the same extent as do the laws of the United States. In addition, policing unauthorized use of our trademark rights is difficult, expensive and time consuming. However, we maintain an active enforcement program. The loss of any material trademark or tradename could have a material adverse effect on our business, operating results and financial condition.

Red Hat has also undertaken patent protection of some of the innovative ideas of our software developers. Not all of these inventions are applicable to our current technologies. Some provide protection of potential new technologies. As part of Red Hat’s commitment to the open source community, we provide our Patent Promise to permit development and distribution of open source applications that read on our patents. Consequently, it is unlikely that our patents will, of themselves, provide us substantial revenue. Rather, they may provide a measure of deterrence against the potential patent infringement claims of third parties and may help ensure that such new technologies and innovations remain open. We have also joined with other industry leaders to form the Open Invention Network LLC, which acquires patents with the goal of promoting innovation in open source for the Linux platform.

Third parties have in the past asserted, and may in the future assert, infringement claims against us which may result in costly litigation or require us to obtain a license to third-party intellectual property rights. There can be no assurance that such licenses will be available on reasonable terms or at all, which could have a material adverse effect on our business, operating results and financial condition. See Item 1A. Risk Factors for a discussion of certain intellectual property risks attendant to our business.

EMPLOYEES

As of February 28, 2006, Red Hat had more than 1100 employees. From time to time we also employ independent contractors to support our professional services, product development, sales, marketing and business development organizations. Our employees are not represented by any labor union and are not organized under a collective bargaining agreement, and we have never experienced a work stoppage. We believe our relations with our employees are generally good.

COMPANY INFORMATION

Our website is located at www.redhat.com. This Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and all amendments to these reports, as well as proxy statements and other information we file with or furnish to the Securities and Exchange Commission (“SEC”) are accessible free of charge on our website. We make these documents available as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Except as otherwise stated in these documents, the information contained on our website or available by hyperlink from our website is not incorporated by reference into this report or any other documents we file with or furnish to the SEC.

ITEM 1A.	RISK FACTORS

Set forth below are certain risks and cautionary statements, which supplement other disclosures in this Annual Report on Form 10-K.

Moreover, certain statements contained in this Annual Report on Form 10-K, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that is not strictly an historical statement (for example, statements regarding current or future financial performance, management’s plans and objectives for future operations, product plans and performance, management’s expectations regarding market risk and market penetration, management’s assessment of market factors or strategies, objectives and plans of Red Hat and its partners). Words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects,” and similar expressions, may also identify such forward-looking statements. Investors are cautioned that these forward looking statements are not guarantees of Red Hat’s future performance and are subject to a number of risks and uncertainties that could cause Red Hat’s actual results to differ materially from those found in the forward looking statements and from historical trends. These risks and uncertainties include the risks and cautionary statements detailed below and elsewhere in this Annual Report on Form 10-K as well as in Red Hat’s other filings with the Securities and Exchange Commission (SEC), copies of which may be accessed through the SEC’s web site at http://www.sec.gov. Readers are urged to carefully review these risks and cautionary statements. The forward-looking statements included in this Annual Report represent our views as of the date of this Annual Report. We specifically disclaim any obligation to update these forward-looking statements in the future. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Annual Report.

RISKS RELATED TO BUSINESS UNCERTAINTY

If we fail to continue to establish and maintain strategic distribution and other collaborative relationships with industry-leading companies, we may not be able to attract and retain a larger customer base.

Our success depends in part on our ability to continue to establish and maintain strategic distribution and other collaborative relationships with industry-leading hardware manufacturers, distributors, software vendors and enterprise solutions providers such as Dell, Hewlett-Packard, IBM, SUN, Oracle, Fujitsu and others. These relationships allow us to offer our products and services to a much larger customer base than we would otherwise be able to through our direct sales and marketing efforts. We may not be able to maintain these relationships or replace them on attractive terms. In addition, our existing strategic relationships do not, and any future strategic relationships may not, afford us any exclusive marketing or distribution rights. As a result, many of the companies with which we have strategic alliances pursue alternative technologies and develop alternative products and services in addition to or in lieu of our products and services, either on their own or in collaboration with others, including our competitors. Moreover, we cannot guarantee that the companies with which we have strategic relationships will market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing, and technical support.

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

As part of our business strategy, we have in the past and, in the future, may enter into business combinations and acquisitions. We have limited experience in making acquisitions, and acquisitions present significant challenges and risks, including:

•	The difficulty of integrating the operations, systems and personnel of the acquired companies;

•	The difficulty of gathering full information regarding the target business prior to the acquisition;

•	The maintenance of acceptable standards, controls, procedures and policies;

•	The potential disruption of our ongoing business and distraction of management;

•	The impairment of relationships with employees and customers as a result of any integration of new management and other personnel;

•	The inability to maintain a relationship with customers of the acquired business;

•	Challenges in maintaining good and effective relations with existing business partners or of those of the acquired business, including as a result of the changes in the competitive landscape effected by the acquisition;

•	The difficulty of incorporating acquired technology and rights into our products and services and of maintaining quality standards consistent with the Red Hat brand;

•	The potential failure to achieve the expected benefits of the combination or acquisition;

•	Expenses related to the acquisition;

•	Potential unknown liabilities associated with the acquired businesses; and

•	Unanticipated expenses related to acquired technology and its integration into existing technology.

There can be no assurance that we will manage these challenges and risks successfully. Moreover, if we are not successful in completing acquisitions that we have or may pursue, our business may be adversely affected, and we may incur substantial expenses and divert significant management time and resources. In addition, in pursuing such acquisitions, we could use substantial portions of our available cash as all or a portion of the purchase price. We could also issue additional securities as consideration for these acquisitions, which could cause our stockholders to suffer significant dilution, or we may incur substantial debt. Any acquisition may not generate additional revenue or profit for us, which may adversely affect our operating results.

If we fail to effectively manage our growth, our operations and financial results could be adversely affected.

We have expanded our operations rapidly in recent years. For example, our total revenues increased from approximately $196.5 million for the year ended February 28, 2005 to approximately $278.3 million for the year ended February 28, 2006. Moreover, the total number of our employees increased significantly over that year. In addition, we continue to explore ways to extend our product and service offerings, and geographic reach. Our growth has placed and will likely continue to place a strain on our management systems, information systems, resources and internal controls. Our ability to successfully offer products and services and implement our business plan requires adequate information systems and resources and oversight from our senior management. As we grow, we must also continue to hire, train, supervise and manage new employees. As we grow and expand globally, controls and oversight functions will become more complex and distributed and may in part be outsourced. We may not be able to adequately screen and hire or adequately train, supervise and manage sufficient personnel or develop management, or effectively manage and develop our controls and oversight functions and information systems to adequately manage our expansion effectively. If we are unable to adequately manage our growth and expansion, our operations and financial results could be materially adversely affected.

We rely, to a significant degree, on an indirect sales channel for distribution of our products and services, and disruption of any part of this channel could adversely affect the sales of our products.

We use a variety of different distribution methods to sell our products and services, including indirect channel partners, such as third party OEMs, resellers and distributors. A number of these partners in turn distribute via their own networks of channel partners (e.g., distributors and resellers), with whom we have no direct relationship. We rely, to a significant degree, on our channel partners to, among other activities, select, screen and maintain relationships with our distribution network and for the distribution of our products and services in a manner that is consistent with Red Hat’s quality standards. Our indirect distribution channel could be affected by disruptions in the relationships of and with our channel partners and their networks, including their customers or suppliers. We cannot guarantee that our channel partners will market our products effectively. Disruptions in our distribution channel or poor marketing support by channel partners could lead to decreased sales or slower than expected growth.

We may not be able to continue to attract capable management personnel

Our ability to retain key management personnel or hire capable new management personnel as we grow may be challenged to the extent the technology sector performs well and/or if companies with more generous compensation packages or greater perceived growth opportunities compete for the same personnel. In addition, historically we have used stock options as a key component of our compensation packages. Changes in the accounting for equity compensation, including stock options, could adversely affect our earnings or force us to use more cash compensation to attract and retain capable personnel. Volatility in the stock market may reduce the value of our equity awards to the recipient. Such events, or if we are unable to secure shareholder approval for increases in the number of shares eligible for equity compensation grants, could adversely affect our ability to successfully attract and retain key management personnel.

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

Our CEO and other key employees have become, or will soon become vested in a significant amount of their equity compensation awards. Employees may be more likely to leave us after a significant portion of their equity compensation awards fully vest, especially if the shares underlying the options have significantly appreciated in value. If we do not succeed in retaining and motivating our existing CEO and key employees and attracting new key personnel, our business, its financial performance and our stock price may decline.

Our subscription-based contract model may encounter customer resistance.

The subscription agreement used for many of our products, including Enterprise Linux, requires customers to agree to a subscription for our services for each installed system on which they deploy our subscription based products. At the same time, the subscription agreement places no restriction on the customer’s right to redistribute the products. While we believe this practice complies with the requirements of the GNU General Public License, and while we have reviewed this practice with the Free Software Foundation, the organization that maintains and provides interpretations of the GNU General Public License, we may still encounter customer resistance to this distribution model. To the extent we are unsuccessful in promoting or defending this distribution model, our business and operating results could be materially and adversely affected.

If our current and future customers do not renew their subscription agreements with us, our revenue and operating results may be adversely impacted.

Our customers may not renew their subscriptions for our service after the expiration of their subscription agreements and in fact, some customers elect not to do so. In addition, our customers may opt for a lower priced edition of our service or for fewer subscriptions. We have limited historical data with respect to rates of customer subscription renewals, so we cannot accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our service and their ability to continue their operations and spending levels. If we experience a decline in the renewal rates for our customers or they opt for lower priced editions of our offerings or fewer subscriptions, our revenue and operating results may be adversely impacted.

If open source software programmers, most of whom we do not employ, do not continue to develop and enhance open source technologies, we may be unable to develop new products or adequately enhance our existing products.

We rely to a significant degree on several largely informal communities of independent open source software programmers to develop and enhance our products. For example, Linus Torvalds, a prominent open source software developer, and a relatively small group of software engineers, many of whom are not employed by us, are primarily responsible for the development and evolution of the Linux kernel, which is the heart of the Enterprise Linux operating system. If these groups of programmers fail to adequately further develop and enhance open source technologies, we would have to rely on other parties to develop and enhance our products or we would need to develop and enhance our products with our own resources. We cannot predict whether further developments and enhancements to these technologies would be available from reliable alternative sources. In either event, our development expenses could be increased and our product release and upgrade schedules could be delayed. Moreover, if third party software programmers fail to adequately further develop and enhance open source technologies, the development and adoption of these technologies could be stifled and our products could become less competitive.

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

Because of the characteristics of open source software, there are few technology barriers to entry in the open source market by new competitors and it may be relatively easy for new competitors with greater resources than we have to enter our markets and compete with us.

One of the characteristics of open source software is that anyone can modify the existing software or develop new software that competes with existing open source software. Such competition can develop without the degree of overhead and lead time required by traditional proprietary software companies. It is possible for new competitors with greater resources than ours to develop their own open source solutions, potentially reducing the demand for our solutions. In addition, some competitors make their open source software available for free download and use on an ad hoc basis or may position their open source software as a loss leader. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure and/or the availability of open source software will not result in price reductions, reduced operating margins and loss of market share, any one of which could seriously harm our business.

Our continued success depends on our ability to adapt to a rapidly changing industry as well as maintaining a strong brand. Investment in new business strategies and initiatives could disrupt our ongoing business and may present risks not originally contemplated.

We must continue to invest significant resources in research and development in order to enhance our existing products and services and introduce new high-quality products and services and technology infrastructure. If we are unable to ensure that our users and customers have a high quality experience with our products and services, then they may become dissatisfied and move to competitors’ products and services. In addition, if we are unable to predict user preferences or industry changes, or if we are unable to modify our products and services on a timely basis, we may lose customers.

Our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to improve the performance and reliability of our services. Our failure to adapt to such changes would harm our business. In addition, the widespread adoption of other technological changes could require substantial expenditures to modify or adapt our services or infrastructure.

Moreover, we believe that our continued success depends on our investing in new business strategies or initiatives that complement our strategic direction and product road map. Such endeavors may involve significant risks and uncertainties, including distraction of management’s attention away from other business operations; insufficient revenue generation to offset liabilities and expenses undertaken with such strategies and initiatives. Because these endeavors may be inherently risky, no assurance can be given that such endeavors will not materially adversely affect our business, operating results or financial condition.

Security and privacy breaches may expose us to liability and cause us to lose clients.

Our security and testing measures may not prevent security breaches that could harm our business. For example, a significant number of our users provide us with credit card and other confidential information and authorize us to bill their credit card accounts directly for our products and services. Typically, we rely on encryption and authentication technology licensed from third parties to enhance transmission security of confidential information. Advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security or other developments may result in a compromise or breach of the technology used by us to protect customer data. Any compromise of our security could harm our reputation or financial condition and, therefore, our business. In addition, a party who is able to circumvent our security measures could, among other effects, misappropriate proprietary information, cause interruptions in our operations or expose customers to computer viruses or other disruptions. Actual or perceived vulnerabilities may lead to claims against us. While our customer agreements typically contain provisions that seek to limit our liability, there is no assurance these provisions will be enforceable and effective under applicable law.

We are vulnerable to system failures, which could harm our business.

We rely on our technology infrastructure to, among other functions, sell our products and services, support our partners and to fulfill orders. Our systems are vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks and other events. A significant number of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Our systems are also subject to break-ins, sabotage and intentional acts of vandalism by internal employees and contractors as well as third parties. Despite any precautions we may take, such problems could result in interruptions in our services, which could harm our reputation and financial condition. We do not carry business interruption insurance sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures.

Any interruption in the availability of our websites would create a large volume of user questions and complaints that would need to be addressed by our customer support personnel rather than by self-help over our website. If our customer support personnel cannot meet this demand, customer satisfaction levels may fall, which in turn could cause additional claims or reduced revenues.

RISKS RELATED TO LEGAL UNCERTAINTY

If our products are found to infringe third-party intellectual property rights, we could be required to redesign our products, replace components of our products or enter into license agreements with third parties.

We have committed to our subscription customers that if any portion of our enterprise products are found to infringe any third party intellectual property rights we will, at our expense and option: (i) obtain the right for the customer to continue to use the product consistent with their subscription agreement with us; (ii) modify the product so that it is non-infringing; or (iii) replace the infringing component with a non-infringing component. Although we cannot predict whether we will need to satisfy this commitment, satisfying the commitment could be costly and time consuming and could materially and adversely affect our financial results. In addition, our insurance policies may not adequately cover our exposure to this type of claim.

Moreover, from time to time, we indemnify customers against certain claims that our products infringe upon the intellectual property rights of others. In the event that claims for indemnification are brought for intellectual property infringement, we could incur significant expense reimbursing customers for their legal costs and, in the event those claims are successful, for damages.

We are vulnerable to claims that our products infringe third-party intellectual property rights because our products are comprised of software components, many of which are developed by numerous independent parties, and an adverse legal decision affecting our intellectual property could materially harm our business.

We are vulnerable to claims that our products infringe third-party intellectual property rights including patent, copyright and trade secrets because our products are comprised of software components, many of which are developed by numerous independent parties. Moreover, because the scope of software patent protection is often not well defined, patent applications in the United States are not publicly disclosed at the time of filing, and the number of software parents that are issued each year is significant and growing, we may be unable to assess the relevance of patents to our products, or take appropriate responsive action, in a timely or economic manner. We expect that our products could increasingly be subject to intellectual property infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Defending patent infringement, copyright infringement and/or trade secret claims, even claims without significant merit, can be expensive. An adverse legal decision regarding the intellectual property in and to our technology and other offerings could harm our business and may do so materially.

In addition, SCO Group, Inc. (“SCO”) has publicly alleged that certain Linux kernels contain unauthorized UNIX code or derivative works. As noted below, SCO has also filed suit against IBM based on allegations including that certain Linux kernels wrongfully include SCO’s intellectual property. Uncertainty concerning SCO’s allegations, regardless of their merit, could adversely affect sales of our products. If SCO were to prevail in this or other actions related to their claims regarding Linux, our business could be materially and adversely affected.

We could be prevented from selling or developing our software if the GNU General Public License and similar licenses under which our products are developed and licensed are not enforceable.

A number of our offerings, including RHEL, have been developed and licensed under the GNU General Public License and similar open source licenses. These licenses state that any program licensed under them may be liberally copied, modified and distributed. The GNU General Public License is a subject of litigation in the case of The SCO Group, Inc. v. International Business Machines Corp., pending in the United States District Court for the District of Utah. It is possible that a court would hold these licenses to be unenforceable in that litigation or that someone could assert a claim for proprietary rights in a program developed and distributed under them. Any ruling by a court that these licenses are not enforceable, or that open source components of our product offerings, may not be liberally copied, modified or distributed, would have the effect of preventing us from selling or developing all or a portion of our products.

Our products may contain defects that may be costly to correct, delay market acceptance of our products and expose us to litigation.

Despite our testing procedures, errors have been and will continue to be found in our products after commencement of commercial shipments. This risk is exacerbated by the fact that much of the code in our products is developed by independent parties over whom we exercise no supervision or control. If errors are discovered, we may have to make significant expenditures of capital to eliminate them and may not be able to successfully correct them in a timely manner or at all. Errors and failures in our products could result in a loss of, or delay in, market acceptance of our products and could damage our reputation and our ability to convince commercial users of the benefits of Linux-based operating systems and other open source software products.

In addition, failures in our products could cause system or other failures for our customers who may assert warranty and other claims for substantial damages against us. Although our license agreements with our customers often contain provisions which seek to limit our exposure to potential product liability claims, it is possible that these provisions may not be effective or enforceable under the laws of some jurisdictions. In addition, our insurance policies may not adequately limit our exposure to this type of claim. These claims, even if unsuccessful, could be costly and time consuming to defend and could materially harm our business.

Our efforts to protect our trademarks may not be adequate to prevent third parties from misappropriating our intellectual property rights in our trademarks.

Our most valuable intellectual property is our collection of trademarks. The protective steps we have taken in the past have been, and may in the future continue to be, inadequate to protect, and deter misappropriation of, our trademark rights. Although we do not believe that we have suffered material harm from misappropriation to date, we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our trademark rights in a timely manner. We have registered some of our trademarks in the Americas, Europe, Asia and Australia and have other trademark applications pending in each of those regions. Effective trademark protection may not be available in every country in which we offer or intend to offer our products and services. Failure to adequately protect our trademark rights could damage or even destroy the Red Hat brand and impair our ability to compete effectively. Furthermore, defending or enforcing our trademark rights could result in the expenditure of significant financial and managerial resources.

In connection with our restatement of historical financial statements, class action lawsuits have been filed against us and additional lawsuits may be filed.

Following our announcement in July 2004 of our intention to restate certain historical financial statements, 14 class action lawsuits were commenced against us and certain of our current and former directors and officers, by or on behalf of persons claiming to be our stockholders and persons claiming to have purchased or otherwise acquired our securities at specified dates beginning as early as June 19, 2001 and continuing through July 13, 2004. The 14 class action lawsuits have since been consolidated into a single lawsuit. Additional lawsuits or legal proceedings may be commenced against us. Regardless of the outcome, it is likely that we will incur substantial defense costs and these matters may cause a diversion of our management’s time and attention. If we do not prevail in these matters, we could be required to pay substantial damages or settlement costs, which could have a material adverse affect on our financial condition or results of operations. We are unable at this time to assess the validity of the claims or estimate the possible range of damages that might be incurred as a result of the lawsuits. We have not yet established any financial reserves relating to any of these lawsuits.

We may suffer material adverse consequences if we are deemed to be an investment company and may incur significant costs to avoid investment company status.

We may be deemed to be an investment company under the Investment Company Act of 1940 (the “1940 Act”), if we own investment securities with a value of exceeding 40% of our total assets, unless a particular exclusion or safe harbor provision applies. A large portion of our assets has been invested in investment grade interest-bearing securities, many of which constitute “investment securities” under the 1940 Act. As of February 28, 2006, our “investment securities” exceeded 40% of our total assets. We believe that we are otherwise excluded from the definition of investment company and the registration requirements of the 1940 Act, but, absent an exemptive order from the SEC, this result cannot be assured. Investment companies are subject to registration under the 1940 Act and compliance with a variety of restrictions and requirements imposed under the

1940 Act. If we were to be deemed an investment company, we would become subject to these restrictions and requirements of the 1940 Act and the consequences of having been an investment company without registering there under, could have a material adverse impact on our business.

In addition, we may incur significant costs to avoid or eliminate investment company status if an exclusion from the 1940 Act were to be considered unavailable to use at a time when the value of our investments that constitute “investment securities” exceeds 40% of our total assets. If we were required to change the allocation of our assets to reduce our ownership of securities that constitute “investment securities,” and acquire non-investment security assets, this could result in transaction costs, the realization of losses on investment securities sold, and or a reduction in the rate of return on our liquid assets.

Our business is subject to a variety of US and international laws regarding data protection.

Our business is subject to federal, state and international laws regarding privacy and protection of user data. We post, on our website, our privacy policies and practices concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policies or other federal, state or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others which could potentially have an adverse effect on our business, results of operations and financial condition.

It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines and penalties, this could result in an order requiring that we change our data practices, which in turn could have a material effect on our business. Compliance with these regulations may involve significant costs or require changes in business practices that result in reduced revenue. Noncompliance could result in penalties being imposed on us or orders that we cease conducting the noncompliant activity.

RISKS RELATED TO FINANCIAL UNCERTAINTY

You should not rely on our quarterly results of operations as an indication of our future results.

Due to the unpredictability of the technology spending environment, our revenue and operating results have fluctuated and may continue to fluctuate. We base our current and projected future expense levels, in part, on our estimates of future revenue. Our expenses are, to a large extent, fixed in the short term. We may not be able to adjust our spending quickly enough to protect our projected operating results for a quarter if our revenue in that quarter falls short of our expectations. If, among other considerations, our future operating results fall below expectations of securities analysts or investors or we are unable to increase or maintain profitability, the market price of our common stock may decline.

Our stock price has been volatile historically and may continue to be volatile. Further, the sale of our common stock by significant stockholders may cause the price of our common stock to decrease.

The trading price of our common stock has been and may continue to be subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, announcements relating to strategic decisions, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

In addition, several of our stockholders own significant portions of our common stock. If these stockholders were to sell all or a portion of their holdings of our common stock, then the market price of our common stock could be negatively impacted. The effect of such sales, or of significant portions of our stock being offered or made available for sale, could result in strong downward pressure on our stock price. Investors should be aware that they could experience significant short-term volatility in our stock if such stockholders decide to sell all or a portion of their holdings of our common stock at once or within a short period of time.

We may lack the financial and operational resources needed to increase our market share and compete effectively.

In the market for operating systems and applications, we face significant competition from larger companies with greater financial resources and name recognition than we have. Competitors, which offer hardware-independent multi-user operating systems for Intel platforms and/or Linux and UNIX-based operating systems, include Microsoft, Novell, IBM, Sun and HP. We may lack the financial and operational resources needed to compete successfully with our current competitors as well as potential new competitors. Moreover, we compete in certain areas with our strategic partners and potential strategic partners, and this may adversely impact our relationship with an individual partner or a number of partners. Competitive pressures could affect prices or demand for our products and services, resulting in reduced profit margins and loss of market opportunity. We may have to lower the prices of our products and services to stay competitive, which could affect our margins and financial condition. In addition, if our pricing and other factors are not sufficiently competitive, we may lose market share. Industry consolidation may also effect competition by creating larger and potentially stronger competitors in the markets in which we compete, which may have an adverse effect on our business.

In the market for services offerings, we face significant competition from larger companies, including those that currently provide service and training related to the Linux operating system as well as other operating systems, particularly UNIX-based operating systems, due to the fact that Linux-and UNIX-based operating systems share many common features. These larger companies, including IBM, Novell and HP, may be able to leverage their existing service organizations and provide higher levels of consulting and training on a more cost-effective basis than we can. We may not be able to compete successfully with our current or potential competitors.

We may not be able to meet the financial and operational challenges that we will encounter as our international operations, which represented 35.5% of our total revenue for the year ended February 28, 2006, continue to expand.

Our international operations accounted for 35.5% of total revenue for the year ended February 28, 2006. As we expand our international operations, we may have difficulty managing and administering a globally-dispersed business and we may need to expend additional funds to, among other activities, reorganize our sales force and technical support services team, outsource general and administrative functions, staff key management positions, obtain additional informational technology infrastructure and successfully localize software products for a significant number of international markets, which may negatively affect our operating results. Additional challenges associated with the conduct of our business overseas that may negatively affect our operating results include:

•	Fluctuations in exchange rates;

•	Longer payment cycles and less financial stability of customers;

•	Compliance with a wide variety of foreign laws;

•	Difficulty selecting and monitoring channel partners outside of the United States;

•	Difficulty protecting our intellectual property rights overseas, due among other reasons, to the uncertainty of laws and enforcement in certain countries relating to the protection of intellectual property rights;

•	Difficulty maintaining quality standards in local activities consistent with the Red Hat brand;

•	Export controls and times of crisis could prevent us from shipping our products into and out of certain markets;

•	Changes in import/export duties, quotas or other trade barriers could affect the competitive pricing of our products and service and reduce our market share in some countries; and

•	Economic or political instability or terrorist acts in some international markets could result in the loss or forfeiture of some foreign assets and the loss of sums spent developing and marketing those assets.

Moreover, in many foreign countries, particularly in certain developing economies, it is not uncommon to engage in business practices that are prohibited by regulations applicable to us, such as the Foreign Corrupt Practices Act and similar laws. Although we have policies and procedures designed to promote compliance with these laws, our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies and procedures. Any such violation, even if prohibited by our policies and procedures, could have a material adverse effect on our business. Any failure by us to effectively manage the challenges associated with the international expansion of our operations could adversely affect our business, operating results and financial condition.

Because we recognize revenue from subscriptions for our service over the term of the subscription, downturns or upturns in sales may not be immediately reflected in our operating results.

We generally recognize subscription revenue from customers ratably over the term of their subscription agreements, which are typically 12 to 36 months. As a result, much of the revenue we report in each quarter is deferred revenue from subscription agreements entered into during previous quarters. Consequently, a decline in subscriptions in any one quarter will not necessarily be fully reflected in the revenue in that quarter and will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect these reduced revenues. Accordingly, the effect of significant downturns in sales and market acceptance of our service may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.

Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined resulting in an adverse impact on our results of operations.

We may be exposed to potential risks if we do not have an effective system of disclosure controls or internal controls or fail on an on-going basis to properly address Section 404 of Sarbanes-Oxley.

We must comply, on an on-going basis, with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), including those provisions that establish the requirements for both management and auditors of public companies with respect to reporting on internal control over financial reporting. These requirements first became applicable to us on February 28, 2005. We cannot be certain that measures we have taken, and will take, will be sufficient or timely completed to meet the Section 404 requirements on an on-going basis, or that we will be able to implement and maintain adequate disclosure controls and controls over our financial processes and reporting in the future, particularly in light of our rapid growth, international expansion and changes in our products and services, which are expected to result in on-going changes to our control systems and areas of potential risk.

If we fail to maintain an effective system of disclosure controls or internal control over financial reporting, including satisfaction of the requirements of Section 404 of SOX, we may not be able to accurately or timely report on our financial results or adequately identify and reduce fraud. As a result, the financial position of our business could be harmed; current and potential future shareholders could lose confidence in us and/or our reported financial results, which may cause a negative effect on our trading price; and we could be exposed to litigation or regulatory proceedings, which may be costly or divert management attention.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters are currently located in a leased facility in Raleigh, North Carolina, which consists of approximately 120,000 square feet. In January 2002, we assumed this lease from an unrelated third party. The lease, which has an original term of 20 years, will expire on June 10, 2020. The annual rental expense under this lease is approximately $1.6 million. In March 2006, we assumed a second lease in Raleigh, North Carolina. The second facility consists of approximately 25,000 square feet. The lease term will expire on June 30, 2008. The annual rental expense under this second lease is approximately $0.4 million.

We also lease several other offices, including offices in Mountain View, California; Westford, Massachusetts; Tyson’s Corner, Virginia; Huntsville, Alabama; Toronto, Canada; and several locations throughout Europe, including offices in Cork, Ireland; Guildford, United Kingdom; Stuttgart, Germany; and Asia Pacific, including offices in Australia; Beijing, China; Pune, India; Singapore and Tokyo, Japan. We believe that our properties have been satisfactorily maintained, are in good condition and are suitable for our operations.

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

Commencing on or about March 29, 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. On August 8, 2001, Chief Judge Michael Mukasey of the U.S. District Court for the Southern District of New York issued an order that transferred all of the so-called IPO allocation actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings (Case No. 21 MC 92). The court has consolidated the actions into a single action. The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages. No discovery has occurred to date. The individual director and officer defendants have been dismissed from the case without prejudice. The Company believes these complaints are without merit and will defend itself vigorously in this matter. There can be no assurance, however, that this matter will be resolved in the Company’s favor. The Company, among other issuers, the plaintiffs, and the insurers, have agreed, in concept, to a proposed settlement whereby the Company would be released from this litigation without further payment from the Company. That proposed settlement has been submitted to the court for its consideration, and the court has accepted the proposed settlement subject to certain amendments. A fairness hearing on the proposed settlement was held on April 24, 2006.

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

In the summer of 2004, 14 class action lawsuits were filed against the Company and several of its present and former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of North Carolina. In each of the actions, plaintiffs seek to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arise in connection with the Company announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs assert that certain present and former officers (the “Individual Defendants”) and the Company variously violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs seek unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in the Company’s common stock, disgorgement by the Company’s chief executive office and former chief financial officer of certain compensation and profits from trading in the Company’s common stock pursuant to Section 304 of the Sarbanes-Oxley Act of 2002, and other relief. As of September 8, 2004, all of these class action lawsuits were consolidated into a single action referenced as Civil Action No. 5:04-CV-473BR and titled In re Red Hat, Inc. Securities Litigation. Lead counsel and lead plaintiff in the case have now been designated, and on May 6, 2005, the plaintiffs filed an amended consolidated class action complaint. On July 29, 2005, the Company, on behalf of itself and the Individual Defendants, filed a motion to dismiss the action for failure to state a claim upon which relief may be granted. Also on that date PricewaterhouseCoopers LLP (“PwC”), another defendant, filed a separate motion to dismiss. On May 12, 2006, the Court issued an order granting the motion to dismiss the Securities Exchange Act claims against several of the Individual Defendants, but denying the motion to dismiss the Securities Exchange Act claims against the Company, its chief executive officer and its former chief financial officer. The Court dismissed the claims under the Sarbanes-Oxley Act in their entirety, and also granted PwC’s motion to dismiss. The Company intends to vigorously defend the remaining claims in this class action lawsuit. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

In addition to the class action claims, a purported shareholder derivative action was filed in connection with the Restatement on August 20, 2004, in the Wake County Superior Court in North Carolina (Civil Action No. 04-CVS-11746), against certain present and former officers and directors of the Company and also naming the Company as a nominal defendant. This suit was subsequently assigned to the North Carolina Business Court. The suit claims that certain of the Company’s present and former officers and directors breached their fiduciary duties to the Company’s stockholders and to the Company. The complaint is derivative in nature and does not seek relief from the Company. On July 21, 2005, plaintiff filed an amended complaint, and defendants subsequently filed a motion to dismiss based on the amended complaint that is now pending before the court. On March 13, 2006, the court ordered the case dismissed with prejudice, and on April 12, 2006, that order became final.

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

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The NASDAQ National Market under the symbol “RHAT”. The chart below sets forth the high and low closing sales information for each of the quarters of the fiscal years ended February 28, 2006 and February 28, 2005.

	FY 2006		FY 2005
Quarter	High	Low	High	Low
First	$13.39	$10.54	$27.70	$17.48
Second	$15.78	$11.97	$28.73	$12.26
Third	$24.76	$14.20	$15.23	$11.33
Fourth	$30.82	$24.31	$16.03	$10.49

Holders

As of April 28, 2006, we estimate that there were 2,254 registered stockholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We anticipate that our future earnings will be retained for the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Issuer Purchases of Common Stock

During the fiscal quarter ending February 28, 2006, we purchased no equity securities that were registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. As of February 28, 2006, there was approximately $133.3 million available for purchases of the Company’s common stock under the Company’s previously announced stock repurchase program. This stock repurchase program has since expired on March 31, 2006.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the five fiscal years ended February 28, 2006. The selected financial data for the fiscal years ended February 28, 2006, February 28, 2005 and February 29, 2004 is derived from our Consolidated Financial Statements contained in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.

	Year Ended
	February 28, 2006	February 28, 2005	February 29, 2004	February 28, 2003	February 28, 2002
	(in thousands, except per share data)
SELECTED STATEMENT OF OPERATIONS DATA
Revenue:
Subscription revenue	$230,444	$151,125	$82,408	$47,941	$42,893
Training and services revenue	47,886	45,341	42,329	42,334	36,610

Total subscription and training and services revenue	$278,330	$196,466	$124,737	$90,275	$79,503

Gross profit	$229,823	$157,979	$90,801	$59,256	$50,721
Income (loss) from continuing operations	$58,082	$26,946	$2,946	$(17,299)	$(134,782)
Other income and expense, net	$30,053	$24,431	$11,866	$10,826	$15,535
Interest expense	(6,119)	(6,436)	(1,080)	—	—
Loss from discontinued operations	—	—	—	$—	$(10,355)
Extraordinary item-loss on disposal of discontinued operations	—	—	$—	$(261)	(10,347)
Net income (loss)	$79,685	$45,426	$13,732	$(6,734)	$(139,949)

Basic income (loss) per common share:
Income (loss) from continuing operations before extraordinary item	$0.45	$0.25	$0.08	$(0.04)	$(0.71)
Discontinued operations per common share:
Loss from discontinued operations	—	—	—	—	(0.06)
Extraordinary item-loss on disposal of discontinued operations	—	—	—	0.00	(0.06)

Basic net income (loss) per common share	$0.45	$0.25	$0.08	$(0.04)	$(0.83)

Diluted income (loss) per common share:
Income (loss) from continuing operations before extraordinary item	$0.41	$0.24	$0.07	$(0.04)	$(0.71)
Discontinued operations per common share:
Loss from discontinued operations	—	—	—	—	(0.06)
Extraordinary item-loss on disposal of discontinued operations	—	—	—	0.00	(0.06)

Diluted net income (loss) per common share	$0.41	$0.24	$0.07	$(0.04)	$(0.83)

Weighted average shares outstanding
Basic	178,112	181,636	174,003	170,158	169,451
Diluted	207,815	215,882	206,358	170,158	169,451

Note	Certain prior year amounts have been reclassified to conform with current year presentation.

	As Of
	February 28, 2006	February 28, 2005	February 29, 2004	February 28, 2003	February 28, 2002
	(in thousands, except per share data)
BALANCE SHEET DATA
Total cash and investments in debt securities (short- and long-term)	$1,077,540	$928,763	$941,384	$292,340	$286,977
Working capital	$680,317	$246,054	$573,616	$74,713	$81,177
Working capital (plus long-term investments in debt securities)	$952,986	$853,620	$906,399	$276,587	$271,758
Total assets	$1,314,241	$1,134,036	$1,111,653	$391,292	$370,302
Capital lease obligations, net of current maturities	$—	$97	$538	$1,393	$1,563
Convertible debentures	$570,000	$600,000	$600,000	$—	$—
Stockholders’ equity	$477,558	$361,671	$408,389	$335,869	$327,132

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a global leader in providing open source software solutions to the enterprise, including our enterprise-ready open source operating system platforms.

Open source software is an alternative to proprietary software and represents a different model for the development and licensing of commercial software code than that typically used for proprietary software. Because open source software code is freely shared, there are no licensing fees for the distribution of the open source software. Therefore, we do not recognize revenue from the licensing of the code itself. We provide value to our customers through the aggregation, integration, testing, certification, delivery, maintenance and support of our Red Hat enterprise technologies, and by providing a level of scalability, stability and accountability for the enterprise technologies we package and distribute. Moreover, because communities of developers not employed by us assist with the creation of our open source offerings, opportunities for further innovation of our offerings are supplemented by these communities.

We sell our enterprise technologies, such as our operating system platform, Enterprise Linux, through subscriptions, and we recognize revenue over the period of the subscription agreements with our customers. In addition, we provide certain managed services for each of our enterprise technologies, through RHN, as a component of our subscriptions. We market our offerings primarily to enterprise customers including large enterprises, government organizations, small and medium size businesses and educational institutions.

We have focused on introducing and gaining acceptance for Red Hat enterprise technologies that comprise our open source architecture. Since introducing our initial enterprise open source operating system platform, Enterprise Linux, it has gained widespread ISV and IHV support. We have continued to build our open source architecture by expanding our enterprise operating system platform offerings and introducing new systems management services, clustering capability, file management systems, directory and certificate technologies and enhanced security functionality. We intend to bring the value of open source technology to other key areas of the enterprise infrastructure as the development community efforts support and customer needs dictate.

We derive our revenues and generate cash from customers primarily from two sources: (i) subscription revenue and (ii) training and services revenue, as described under “Critical Accounting Policies” below. We no longer sell retail products. The arrangements with our customers that create enterprise subscription revenues are explained in further detail under “Critical Accounting Policies” below and in NOTE 2 to the Consolidated Financial Statements. These arrangements typically involve subscriptions to Enterprise Linux or other enterprise technologies. Our revenues are affected by, among other factors, corporate, government and consumer spending levels. In evaluating the performance of our business, we consider a number of factors, including total revenues, deferred revenues, operating income, operating margin and cash flows from operations.

Revenue.    For the year ended February 28, 2006, total revenue increased 41.7% to $278.3 million from $196.5 million for the year ended February 28, 2005. This increase resulted from an increasing level of adoption of Enterprise Linux as a primary computing platform by the larger enterprise customers, as well as growing penetration of the small and mid-sized business market and increased adoption of other Red Hat enterprise technologies. The success of our business model is predicated on the acceptance and widespread deployment of Enterprise Linux as a significant platform by the large enterprises, our ability to generate subscription revenues on a per installed system basis for Red Hat enterprise technology, our ability to increase annual average subscription revenues per customer by providing additional value to our customers in the form of additional technology infrastructure and by providing customers with additional services.

Deferred Revenue.    Our deferred revenue, current and long-term, balance at February 28, 2006 was $223.5 million. Because of our subscription model and revenue recognition policies, deferred revenues improve predictability of future revenues. Deferred revenues at February 28, 2006 have increased by more than 62.8% as compared to the balance at February 28, 2005 of $137.3 million.

Subscriptions.    Our enterprise technologies are sold under subscription agreements. These agreements typically have a one or three year subscription period. The subscription entitles the end user to maintenance, which consists of a specified level of support, as well as security errata, bug fixes, functionality enhancements and upgrades to the technology, when and if available, during the term of the subscription through RHN. Our customers have the ability to purchase higher levels of subscriptions that increase the level of support the customer is entitled to receive. Subscription revenue increased each quarter of fiscal 2006, 2005 and 2004, and is being driven primarily by the increased market acceptance and use of open source software by the enterprise and our expansion of sales channels during these periods.

Sales by geography.    We operate our business in three geographic regions: The Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Singapore, Japan, India, Australia, Korea and China). In fiscal 2006, $98.7 million or 35.5% of our revenue was generated outside the United States compared to $64.3 million or 33.0% in fiscal 2005. While our revenue in both EMEA and Asia Pacific relative to total revenues for fiscal 2006 did not change significantly when compared to fiscal 2005, the amount of our revenues generated from our international operations is expected to increase as our international sales force and channels become more mature and as we enter new locations or expand our presence in existing locations. We have offices in more than 30 locations throughout the world.

Income from operations and operating margin.    Income from operations continues to grow as our revenue is growing at a faster pace than our operating expenses. Operating income was 20.9%, 13.7%, and 2.4% of total revenues for the years ended February 28, 2006, February 28, 2005 and February 29, 2004, respectively. Our growing profit margin is a result of both an increase in overall sales volume, as well as a higher mix of subscription revenues which have a higher profit margin than training and services revenues. Subscriptions made up 82.8%, 76.9% and 66.1% of total revenues for the years ended February 28, 2006, February 28, 2005 and February 29, 2004, respectively. The profit margin on subscriptions continues to generally trend upward and was 90.9%, 91.1% and 88.3% for the years ended February 28, 2006, February 28, 2005 and February 29, 2004, respectively. These two trends combined resulted in the improvement of our gross margin to 82.6%, 80.4% and 72.8% for the same periods. During these same periods, operating expense declined as a percentage of revenue further improving our operating margin.

Cash, cash equivalents, investments in debt securities and cash flow from operations.    Cash, cash equivalents and short term and long term investments in debt securities balances at February 28, 2006 totaled $1.1 billion. During fiscal 2006, we generated $186.6 million in cash flow from operations primarily related to the increase in sales of subscriptions during the period. Our significant cash balance gives us a measure of flexibility to take advantage of opportunities such as acquisition opportunities, increasing investment in international areas and purchasing our own common stock and debt securities.

In fiscal 2006, we focused on, and expect in fiscal 2007 to continue to focus on, among other things, (i) gaining widespread acceptance and deployment of Enterprise Linux as a mission-critical operating system platform by the enterprise, (ii) generating increasing subscription revenue on a per installed system basis by renewing subscriptions and providing additional value to our customers and by growing the number of enterprise technologies that comprise our open source architecture and (iii) generating increased revenues by providing additional systems management, developer and other services as well as from additional market penetration through a broader and deeper set of channel partner relationships, including OEMs, and our own international expansion, among other means.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies include the following:

•	Revenue recognition;

•	Impairment of long-lived assets; and

•	Deferred taxes.

Revenue recognition

We recognize revenue in accordance with Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by Statement of Position No. 98-4, Deferral of the Effective Date of a Provision of SOP 97-2, and Statement of Position No. 98-9, Modification of SOP 97-2, and Staff Accounting Bulletin No. 101, as amended by Staff Accounting Bulletin No. 104. We establish persuasive evidence of an arrangement for each type of revenue transaction based on either a signed contract with the end customer, a click-through contract on our website whereby the customer agrees to our standard subscription terms, signed distribution contracts with OEMs and other resellers, or, in the case of individual training seats, through receipt of payment which indicates acceptance of our training agreement terms.

Subscription revenue

Subscription revenue is comprised of direct and indirect sales of Red Hat enterprise technologies. Retail products are no longer sold. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding subscription agreement for the purchase of a subscription, subscription services are made available to the customer and the customer is billed. The deferred revenue amount is amortized to revenue over the life of the subscription. Red Hat enterprise technologies are generally offered with either one or three-year base subscription periods; the majority of our subscriptions have one-year terms. Under these subscription agreements, renewal rates are generally specified for one or three year renewal terms. The base subscription entitles the end user to the technology itself and post contract customer support (“PCS”) consisting of a specified level of customer support and security errata, bug fixes, functionality enhancements to the technology and upgrades to new versions of the Red Hat enterprise technologies, each on a when and if available basis, during the term of the subscription. We sell Enterprise Linux through two principal channels: (1) direct, which includes sales by our sales force as well as web store sales, and (2) indirect, which includes distributors, resellers and OEMs. We recognize revenue from the sale of Red Hat enterprise technologies ratably over the period of the subscription beginning on the commencement date of the subscription agreement. We do not sell the Enterprise Linux technology or the components of the PCS that are included in the subscription on a stand alone basis.

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

In addition, our subscription revenue is partially derived from sales of our RHN offerings. RHN is a Red Hat-hosted, internet-based set of services used to help promote the security, availability and management of our Red Hat technology solutions as well as provide functionality for managing other technologies. RHN may be subscribed to at the time of, and in addition to, one of our Enterprise Linux offerings or on a stand alone basis. Revenues are recognized ratably over the term of the subscription beginning on the commencement date of the subscription.

Through retail distributors, we formerly sold Red Hat Linux consumer products. In accordance with SOP 97-2, the revenue associated with products whose subscription period was 30 days or less was recognized immediately because the cost to us associated with such subscriptions was de minimis. For retail products whose subscription period for support services was greater than 30 days, we recognized the revenue ratably over the period that the subscription services were provided beginning on the estimated date of purchase by the end user. A reserve for sales returns was recognized for sales of retail software products to distributors, who had a right of return, based on our historical experience of sell-through to the end user by the distributor. The predominant portion of our retail distribution agreements provided that distributors only have 90 days from date of original shipment to return unsold product. We recognized revenues from sales of retail products with subscription periods less than 30 days upon shipment to the distributor because we were able to estimate returns with a reasonable degree of accuracy, the fee was fixed or determinable and collection of the resulting receivable was probable. Our retail customers did not receive the right to future upgrades or new versions of the technology.

Training and services revenue

Training and services are comprised of revenue for consulting, engineering and customer training and education services. Consulting services consist of hourly arrangements, and revenue is recognized as these services are performed. Engineering services represent revenues earned under fixed fee arrangements with our OEM partners and other customers to provide for significant modification and customization of our Red Hat enterprise technologies. We recognize revenues for these fixed fee engineering services using the percentage of completion basis of accounting, provided we have the ability to make reliable estimates of progress towards completion, the fee for such services is fixed or determinable and collection of the resulting receivable is probable. Under the percentage of completion method, earnings under the contract are recognized based on the progress toward completion as estimated using the ratio of labor hours incurred to total expected project hours. Changes in estimates are recognized in the period in which they are known. Revenue for customer training and education services is recognized on the dates the services are complete.

Impairment of long-lived assets

We evaluate the recoverability of our property and equipment and other assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. We perform this assessment on an annual basis, typically during the fourth quarter of the fiscal year or whenever events or changes in circumstances indicate an impairment may have occurred. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets.

Deferred taxes

We account for income taxes using the liability method that requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of our assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. We have recorded a full valuation allowance against the majority of our deferred tax assets due to uncertainty of realization of such deferred tax assets. During the year ended February 28, 2006, we recorded a net tax expense of $2.3 million.

We continue to assess the realizability of our deferred tax assets, which primarily consist of net operating losses from stock option expense deductions in the United States. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making this assessment, management considers the historical trend of taxable losses, projected future taxable income and the reversal of deferred tax liabilities. As of February 28, 2006, the net deferred tax asset balance was $202.0 million of which $187.7 million is offset by a valuation allowance. We continue to provide a full valuation allowance against our deferred tax assets arising from tax losses in the United States and Asia Pacific due primarily to (i) cumulative tax losses, (ii) uncertainty related to the future amount of stock option exercises and related tax deductions generated, and (iii) inherent difficulties in forecasting future taxable income as a result of rapidly changing technology and our competitive environment.

RESULTS OF OPERATIONS

Years ended February 28, 2006 and February 28, 2005

The following table is a summary of our results of operations for the years ended February 28, 2006 and February 28, 2005 (in thousands):

	Year Ended		$ Change	% Change
	February 28, 2006	February 28, 2005
Revenue:
Subscription revenue	$230,444	$151,125	$79,319	52.5%
Training and services revenue	47,886	45,341	2,545	5.6

Total subscription and training and services revenue	278,330	196,466	81,864	41.7

Cost of subscription and training and services revenue:
Cost of subscription revenue	21,003	13,488	7,515	55.7
As a % of subscription revenue	9.1%	8.9%
Cost of training and services revenue	27,504	24,999	2,505	10.0
As a % of training and services revenue	57.4%	55.1%

Total cost of subscription and training and services revenue	48,507	38,487	10,020	26.0
As a % of total revenue	17.4%	19.6%

Total gross profit	229,823	157,979	71,844	45.5

As a % of total revenue	82.6%	80.4%
Operating expense:
Sales and marketing	84,723	62,939	21,784	34.6
Research and development	40,883	32,468	8,415	25.9
General and administrative	46,135	35,626	10,509	29.5

Total operating expense	171,741	131,033	40,708	31.1

As a % of total revenue	61.7%	66.7%
Income from operations	58,082	26,946	31,136	115.5
Other income and expense, net	30,053	24,431	5,622	23.0
Interest expense	(6,119)	(6,436)	317	(4.9)

Income before provision (benefit) for income taxes	82,016	44,941	37,075	82.5
Provision (benefit) for income taxes	2,331	(485)	2,816	580.6

Net income	$79,685	$45,426	$34,259	75.4%

As a percent of total revenue	28.6%	23.1%

Revenue

Subscription revenue

Subscription revenue which is primarily comprised of direct and indirect sales of Red Hat enterprise technologies, increased by 52.5% or $79.3 million from $151.1 million for the year ended February 28, 2005 to $230.4 million for the same period ended February 28, 2006. The increase in subscription revenue is being driven by subscriptions to our principal enterprise technology, Enterprise Linux, which has gained broad market acceptance in mission critical areas of computing and our international expansion, especially in Asia. The increase is a result of the continued migration of larger enterprises in industries such as financial services to our Enterprise Linux platform from a proprietary Unix platform. Such demand has been experienced through all our distribution channels but has been more notably manifested through OEM, distributor and reseller relationships. We expect subscription revenue to continue its upward trend with the increased market acceptance for Linux and our continued international expansion.

Training and services revenue

Training revenues includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees for services received from customers for deployment of Red Hat enterprise technologies, and for delivery of added functionality to Enterprise Linux or other technologies for our major customers and OEM partners. Training and services revenue increased by 5.6% or $2.5 million from $45.3 million for the year ended February 28, 2005 to $47.9 million for the same period ended February 28, 2006. The adoption of Linux as a primary computing platform increases the need for training and consulting services. Accordingly, training revenues increased by $1.8 million or 5.9% as a result of continued demand for Red Hat Certified Technicians. Additionally, we enabled more resellers to provide our training services which increased the availability of training classes. Professional services revenue increased by $0.8 million or 5.2%, with the majority of the increase related to the deployment of Enterprise Linux. This trend is expected to continue as Enterprise Linux subscription sales continue to grow.

Cost of revenue

Cost of subscription revenue

The cost of subscription revenue primarily consists of expenses we incur to support, distribute, manufacture and package Red Hat enterprise technologies. These costs include labor related cost to provide technical support and maintenance, as well as, cost for fulfillment, physical media, literature, packaging and shipping. Cost of subscription revenue increased by 55.7% or $7.5 million from $13.5 million for the year ended February 28, 2005 to $21.0 for the same period ended February 28, 2006. The increase is the result of continued additions to our technical support staff to meet the demands of our growing subscriber base. Additionally, amortization of intellectual property directly related to the delivery of subscriptions increased by $2.0 million. As the number of Enterprise Linux subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will occur at a rate slower than that of subscription revenue growth.

Cost of training and services revenue

Cost of training and services is mainly comprised of personnel and consulting costs for the design, development and delivery of custom engineering and training courses. Cost of training and services revenue increased by 10.0% or $2.5 million from $25.0 million for the year ended February 28, 2005 to $27.5 million for the same period ended February 28, 2006. The majority of the increase is directly related to training and the increased capacity both in educators and classroom space. We anticipate continued increased demand for training for Red Hat Enterprise Certified Engineers, Technicians and Architects. As a result we have also expanded the number of available classes to meet the demand in the coming year.

Gross profit

Gross profit increased by 45.5% or $71.8 million from $158.0 million for the year ended February 28, 2005 to $229.8 million for the same period ended February 28, 2006. Gross margin was 80.4% and 82.6% of total revenues for the years ended February 28, 2005 and 2006, respectively. The increase in gross profit and gross margin was primarily due to the continued increase in revenue and profitability of our Enterprise Linux subscription offerings and a growing percentage of subscriptions delivered electronically.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 34.6% or $21.8 million from $62.9 million for the year ended February 28, 2005 to $84.7 million for the same period ended February 28, 2006. This increase was primarily due to a $16.8 million increase in the cost of compensation and travel due to an expansion of our dedicated sales force by 76% from the prior year. Marketing cost also increased by $2.6 million mainly related to additional advertising expenses and promotional sponsorships focused on our major partners. Sales and marketing expense was 32.0% and 30.4% of total revenues for the years ended February 28, 2005 and 2006, respectively.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased by 25.9% or $8.4 million from $32.5 million for the year ended February 28, 2005 to $40.9 million for the same period ended February 28, 2006. The increase in research and development resulted from the additional expansion of our engineering group and is mainly compensation and related expenses and consulting fees, which increased $7.2 million and $0.6 million, respectively. This expansion relates to the acquisition of certain assets of Netscape in the fourth quarter of fiscal 2005 and additional engineering resources to support the localization of our product offerings in multiple languages. Research and development expense was 16.5% and 14.7% of total revenues for the years ended February 28, 2005 and 2006, respectively. Investing in research and development has been a priority for Red Hat and we anticipate continued spending as we expand our offerings in clustering and virtualization technology.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, facilities and information systems expense. General and administrative expense increased by 29.5% or $10.5 million from $35.6 million for the year ended February 28, 2005 to $46.1 million for the same period ended February 28, 2006. The majority of the increase, approximately $7.1 million, is a result of additional headcount across all functions to help the business scale. That increase was partially offset by a $0.7 million decrease in professional services fees in the information systems functions as a number of contractors converted to employees and a $0.5 million decrease in accounting fees relating to Sarbanes-Oxley Section 404 compliance. Facilities cost and depreciation increased by approximately $3.4 million during the year ended February 28, 2006 related to additional office and computer equipment associated with increased staffing. Additionally, we had a loss on disposal of assets of approximately $1.3 million related to disposal of computer equipment and leasehold improvements. Other administrative costs such as bank fees, property taxes, franchise taxes, travel and office supplies cost make up the remainder of the increase. General and administrative expense was 18.1% and 16.6% of total revenues for the years ended February 28, 2005 and 2006, respectively.

Other income and expense, net

Other income and expense, net consists of interest income earned on cash deposits in money market accounts and invested in short and long-term fixed income instruments, gain on the extinguishment of certain long-term debt, net gains realized on the sale of investments and foreign currency revaluation gains and losses. Other income and expense, net increased by 23.0% or $5.6 million from $24.4 million for the year ended February 28, 2005 to $30.1 million for the same period ended February 28, 2006. The increase is primarily related to a $5.6 million increase in interest income and a $3.1 million net gain recognized on the extinguishment of long-term debt during the year ended February 28, 2006. The increase in interest income is primarily attributable to higher rates of return and higher cash and investment balances. This increase is partially offset by a decrease of $2.2 million in realized gains on the sale of investments and losses of $1.4 million related to the write down of certain other long-term investments.

Interest expense

Interest expense primarily consists of interest and the related amortization of deferred debt issuance costs associated with the convertible debentures. During the year ended February 28, 2006, interest expense decreased

4.9% or $0.3 million from $6.4 million in the year ended February 28, 2005 to $6.1 million for the same period ended February 28, 2006. The decrease resulted from the repurchase of convertible debentures. During the year ended February 28, 2006, the Company repurchased $30.0 million of the $600.0 million of outstanding long-term debentures.

Income taxes

During the year ended February 28, 2006, we recorded $2.3 million of income tax expense, which resulted in an effective rate of 2.8%. Our effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to U.S. net operating loss carryforwards. The provision for income tax expense for the year ended February 28, 2006, consists of foreign income tax expense. We recorded $4.3 million of foreign income tax expense and recognized a $2.0 million deferred tax benefit, due to foreign net operating losses. There was no provision for U.S. income tax expense primarily as a result of stock option exercises and related tax deductions reported during the fiscal quarter ended February 28, 2006. See NOTE 12 to the Consolidated Financial Statements.

Years ended February 28, 2005 and February 29, 2004

The following table is a summary of our results of operations for the years ended February 28, 2005 and February 29, 2004 (in thousands):

	Year Ended		$ Change	% Change
	February 28, 2005	February 29, 2004
Revenue:
Subscription revenue	$151,125	$82,408	$68,717	83.4%
Training and services revenue	45,341	42,329	3,012	7.1

Total subscription and training and services revenue	196,466	124,737	71,729	57.5

Cost of subscription and training and services revenue:
Cost of subscription revenue	13,488	9,668	3,820	39.5
As a % of subscription revenue	8.9%	11.7%
Cost of training and services revenue	24,999	24,268	731	3.0
As a % of training and services revenue	55.1%	57.3%

Total cost of subscription and training and services revenue	38,487	33,936	4,551	13.4
As a % of total revenue	19.6%	27.2%

Total gross profit	157,979	90,801	67,178	73.98

As a % of total revenue	80.4%	72.8%
Operating expense:
Sales and marketing	62,939	40,922	22,017	53.8
Research and development	32,468	26,483	5,985	22.6
General and administrative	35,626	20,450	15,176	74.2

Total operating expense	131,033	87,855	43,178	49.2

As a % of total revenue	66.7%	70.4%
Income from operations	26,946	2,946	24,000	814.7
Other income and expense, net	24,431	11,866	12,565	105.9
Interest expense	(6,436)	(1,080)	(5,356)	495.9

Income before provision (benefit) for income taxes	44,941	13,732	31,209	227.3
Provision (benefit) for income taxes	(485)	—	(485)

Net income	$45,426	$13,732	$31,694	230.8%

As a percent of total revenue	23.1%	11.0%

Revenue

Subscription revenue

Subscription revenue increased by 83.4% or $68.7 million from $82.4 million for the year ended February 29, 2004 to $151.1 million for the same period ended February 28, 2005. The increase in subscription revenue sales was driven by broad market acceptance and the increasing use of our enterprise technologies in mission critical areas of computing by the enterprise, as well as increasing revenue through OEM and distributor relationships that we have developed over the past three years. Our sales force has also increased to better address the growing market opportunity. The increase was partially offset by a decrease in retail product sales. Sales of our retail product (which we discontinued by February 2005) to consumers through either value added resellers or distributors, decreased by $11.6 million. For the year ended February 28, 2005, retail revenues were not a significant component of our revenues.

Training and services revenue

Training and services revenue increased 7.1% or $3.0 million from $42.3 million for the year ended February 29, 2004 to $45.3 million for the same period ended February 28, 2005. The increase in training and services revenue was primarily due to an increase in the revenues earned from customer training and education of $5.9 million. We continue to view our customer training and education business as an indicator of demand for the use of our Enterprise Linux technologies by enterprise customers. The adoption of Linux as a primary computing platform increases the need to train system administrators and developers. This increase was offset by a decrease in consulting fees received from enterprise customers for deployment of Red Hat Enterprise technologies of approximately $0.6 million and a decrease in the services revenues earned from agreements with our OEM partners for adding functionality of $0.6 million. The remaining decrease was due to our reduced focus on, and consequently reduced personnel dedicated to, our embedded technology consulting.

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue increased by 39.5% or $3.8 million from $9.7 million for the year ended February 29, 2004 to $13.5 million for the same period ended February 28, 2005. The increase was the result of additions to our technical support staff at each of our three call center locations to meet the demands of our growing subscriber base due to the increased number of subscriptions to Enterprise Linux that we sold during fiscal 2005. As the number of subscriptions for Enterprise Linux continues to increase, our cost of subscription revenues will also increase, although we anticipate this will occur at a rate slower than that of subscription revenue growth.

Cost of training and services revenue

Cost of training and services revenue increased by 3.0% or $0.7 million from $24.3 million for the year ended February 29, 2004 to $25.0 million for the same period ended February 28, 2005. The cost of our customer training and education services increased $2.5 million, which is consistent with the increase in revenue of these services. This increase was partially offset by a $1.4 million decrease in our enterprise technologies professional consulting costs related to headcount reductions to our consulting staff during fiscal 2004 and 2005 as we have revised our consulting strategy to focus on strategic relationships with key customers with larger Linux deployments. In addition, the cost of consulting for embedded technology decreased $0.5 million due to a reduction in this workforce.

Gross profit

Gross profit increased 74.0% or $67.2 million from $90.8 million for the year ended February 29, 2004 to $158.0 million for the same period ended February 28, 2005. Gross margin was 72.8% and 80.4% of total revenue for the years ended February 29, 2004 and February 28, 2005, respectively. This increase in gross profit and gross margin was primarily due to the increase in revenue and profitability related to our Enterprise Linux offerings.

Operating expenses

Sales and marketing

Sales and marketing expense increased 53.8% or $22.0 million from $40.9 million for the year ended February 29, 2004 to $62.9 million for the same period ended February 28, 2005. This increase was primarily due to an $18.4 million increase in enterprise sales costs as we increased the size of each of our sales teams including, inside sales, direct outside sales and channel sales as well as a $3.9 million increase in our marketing costs. Sales and marketing expense was 32.8% and 32.0% of total revenues for the years ended February 29, 2004 and February 28, 2005, respectively.

Research and development

Research and development expense increased by 22.6% or $6.0 million from $26.5 million for the year ended ended February 29, 2004 to $32.5 million for the same period ended February 28, 2005. The increase in research and development expense resulted from an increase in engineering headcount and related compensation expense of approximately $3.0 million to support the development and integration of our Enterprise Linux operating platforms as well as our Desktop and Storage products. We acquired Sistina, Inc. in the fourth quarter of fiscal 2004 and added approximately $0.6 million per quarter in cost related to Sistina’s file storage development team. We also added resources to our Desktop team and the cost associated with this team increased by $1.7 million in fiscal 2005 compared to the prior year. Finally, as part of the Netscape Security Solutions acquisition from AOL, we added engineering costs of approximately $0.6 in the fourth quarter of fiscal 2005. Research and development expense was 21.2% and 16.5% of total revenues for years ended February 29, 2004 and February 28, 2005, respectively.

General and administrative

General and administrative expense increased 74.2% or $15.2 million from $20.5 million for the year ended February 29, 2004 to $35.6 million for the same period ended February 28, 2005. The largest portion of the increase relates to professional fees of $6.1 million incurred in connection with the restatement of certain of our previously filed financial statements in the summer of 2004 and related litigation, Sarbanes-Oxley Section 404 compliance and other consulting services related to our long-term compensation plans. Facility costs and depreciation increased by $2.7 million during the year primarily related to additional office space and additional system costs associated with increased staffing. Payroll costs increased by $1.7 million which is due to higher compensation and benefits associated with increased headcount. Other administrative costs such as bank fees, property and franchise taxes and travel costs comprise the remainder of the increase. General and administrative expense was 16.4% and 18.1% of total revenues for the years ended February 29, 2004 and February 28, 2005, respectively.

Other income and expense, net

Other income and expense net, consists of interest income earned on cash deposited in money market accounts and invested in short- and long-term fixed income instruments and gains and losses on foreign currency transactions and investments, net. Other income and expense, net increased by 105.9% or $12.6 million to $24.4 million for the year ended February 28, 2005 from $11.9 million for the same period ended February 29, 2004. The increase is primarily due to increased interest income associated with the increase in our cash and investment balances as a result of our convertible debenture offering in January 2004.

Interest expense

Interest expense consists of interest expense incurred on short term debt, capital leases and the convertible debentures. Interest expense increased $5.4 million to $6.4 million for the year ended February 28, 2005 from

$1.1 million for the same period ended February 29, 2004. The increase is principally related to interest expense associated with the convertible debentures, including amortization of debt issuance costs.

Income taxes

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

Subsequent event

On April 7, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to the satisfaction or waiver of the conditions in the Merger Agreement, we will acquire JBoss. The base consideration to be paid by us at the closing for all the outstanding equity of JBoss is approximately $350 million. We are also obligated to pay an additional approximately $70 million at specified times during the two years after the closing upon the achievement of certain performance milestones related to the JBoss products and services during calendar years 2006 and 2007. The consideration to be paid by us in connection with the merger will consist of approximately 40% in cash and approximately 60% in shares of Red Hat common stock. The number of shares to be issued by us will be calculated based on the average closing price for such shares over a 20-trading day period preceding the closing. The amount of consideration to be paid is subject to adjustment based on net working capital of JBoss on the closing date.

The closing of the transaction is conditioned upon customary closing conditions, including the receipt of necessary regulatory approvals. The stockholders of JBoss approved the merger on April 7, 2006.

ACQUISITIONS

Acquisition of Netscape Security Solutions

On December 7, 2004, we completed the purchase of the Netscape Security Solutions unit from Netscape Communications Corporation and America Online, Inc for a purchase price of $21.1 million in cash. The assets acquired include a directory server and certificate management system. In April 2006 an additional $2.5 million was paid under an earn-out provision, resulting in an increase in goodwill by the same amount.

Sistina Software, Inc.

In December 2003, we completed the acquisition of all of the outstanding common stock of Sistina Software, Inc. (“Sistina”) in exchange for the issuance of 1,979,874 shares of our common stock and the assumption of all of the outstanding Sistina stock options valued, in the aggregate, at $30.7 million, including net tangible and intangible assets of $2.0 million and $3.0 million, respectively. We engaged a third party to determine the fair market value of the net tangible and intangible assets acquired. The excess of purchase price over the fair values of the net assets acquired of $25.7 million has been recorded as goodwill.

Liquidity and capital resources

We have historically derived a significant portion of our liquidity and operating capital from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and secondary public offerings, the issuance of convertible debentures and borrowings under working capital lines of credit. At February 28, 2006, we had total cash and investments of $1.1 billion, which was comprised of $267.5 million in cash and cash equivalents, $537.3 million of short-term, fixed-income investments and $272.7 million of long-term, fixed-income investments. This compares to total cash and investments of $928.8 million at February 28, 2005.

We currently have sufficient liquidity with $267.5 million in cash and cash equivalents on hand that we presently do not intend to liquidate our short and long-term investments prior to their scheduled maturity dates. However, in the event that we did liquidate these investments prior to their scheduled maturities and there were no changes in market interest rates, we could be required to recognize a realized loss on those investments when we liquidate. At February 28, 2006, we have an unrealized loss of $9.8 million on our investments in debt securities compared to $10.7 million at February 28, 2005.

Year ended February 28, 2006

At February 28, 2006, cash and cash equivalents totaled $267.5 million, an increase of $127.4 million as compared to February 28, 2005. The increase in cash and cash equivalents resulted primarily from $186.6 million in cash provided by operations and $44.1 million from the exercise of common stock options. Partially offsetting these sources of cash were uses of cash including repurchase of convertible debt of $26.3 million, purchases of long-term investments of $22.2 million, net purchases of investment securities of approximately $20.4 million, purchases of property and equipment of approximately $16.8 million and purchases of stock of $16.7 million.

Cash provided by operations of $186.6 million in the year ended February 28, 2006, includes net income of $79.7 million, adjustments to exclude the impact of non-cash revenues and expenses, which totaled a $21.4 million net source of cash, and changes in working capital, which totaled $85.5 million net source of cash, primarily resulting from an increase in deferred revenue of $91.3 million and an increase in accrued expenses of $10.5 million. These working capital sources of cash were partially offset by an increase in accounts receivable and earnings in excess of billings of $10.8 million, an increase of $3.1 million in prepaid and other current assets and a decrease in accounts payable of $2.6 million. The increase in deferred revenue is due to growth in billings and the nature by which we generally obtain payments from customers for subscriptions to our technologies in advance of the subscription period.

Cash used in investing activities of $62.3 million for the year ended February 28, 2006 was primarily comprised of purchases of long-term investments of $22.2 million, including $20 million for our investment in Open Invention Network LLC, net purchases of fixed income investment securities of approximately $20.4 million and purchases of property and equipment of approximately $16.8 million.

Cash provided by financing activities of $5.7 million for the year ended February 28, 2006 was primarily comprised of $44.0 million in proceeds from employees’ exercise of common stock options, $3.4 million proceeds and withholding from issuance of common stock due to employees purchases under the Employee Stock Purchase Plan, and $1.0 million from proceeds of structured stock repurchases, partially offset by repurchase of convertible debt of $26.3 million and repurchase of common stock of $16.7 million.

Year ended February 28, 2005

At February 28, 2005, cash and cash equivalents totaled $140.2 million, a decrease of $321.1 million as compared to February 29, 2004. The decrease in cash and cash equivalents during fiscal 2005 resulted primarily from cash provided by operations of $122.2 million and a total of $17.8 million in cash received from the exercise of common stock options and sale of common stock under our employee stock purchase plan, offset by the purchase of investments in debt securities, net of sales of debt securities, of $324.7 million, purchase of treasury stock of $100.0 million, acquisition of business of $21.1 million, purchases of property and equipment of $14.9 million and $1.0 million of cash used to pay down capital lease obligations.

Cash provided by operations of $122.2 million in the year ended February 28, 2005, includes net income of $45.4 million, adjustments to exclude the impact of non-cash items, which totaled a $17.3 million net source of cash, and changes in working capital, which totaled a $59.5 million net source of cash, primarily resulting from an increase in deferred revenue of $61.2 million. The increase in deferred revenue is due to growth in billings to our customers for subscriptions to our technologies.

In the fiscal year ended February 29, 2004, cash provided by operations was $61.6 million. The significant improvement in our cash flow from operations in fiscal 2005 is a result of increased sales of subscriptions to RHEL, which resulted in the $61.2 million increase in deferred revenues, as well as from the $31.7 million increase in net income.

In the fiscal year ended February 28, 2005, cash used in investing activities of $360.6 million was comprised of purchases of fixed-income investments of $854.5 million, , purchases of property and equipment—mainly computer software, hardware and computer networking equipment—totaling $14.9 million, and acquisition of businesses, net of cash acquired of $21.1 million—the acquisition of the assets of the former Netscape Security Solutions unit from America Online, Inc. (See NOTE 3 to the Consolidated Financial Statements). Cash used in investing activities were partially offset by proceeds from sales and maturities of investment securities of $529.8 million.

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

Convertible debentures

In January 2004, we issued $600 million in convertible senior debentures to the initial purchaser, a sophisticated, accredited investor with a pre-existing relationship with us, in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and the debentures were resold by the initial purchaser to qualified institutional buyers under Rule 144A of the Securities Act. The debentures mature on January 15, 2024 and bear interest at a rate of 0.5% per annum, payable semiannually on January 15 and July 15 of each year. The debentures are senior unsecured obligations and rank equally in right of payment with all of our other existing and future unsecured and unsubordinated debt. The debentures are convertible into shares of our common stock under certain circumstances prior to maturity at a conversion rate of 39.0753 shares per $1,000 principal amount of debentures (which represents a conversion price of approximately $25.59 per share) subject to adjustment under certain conditions. We may redeem the debentures, in whole or in part, in cash at any time on or after January 15, 2009. Holders of the debentures may require us to redeem the debentures, in whole or in part, in cash on January 15 of 2009, 2014 and 2019. As of February 28, 2006, no debentures were redeemed. Accrued interest to the redemption date will be paid by us in any such redemption. Interest payments totaling $3.0 million were made during the year ended February 28, 2006. Accrued interest at February 28, 2006 was $0.4 million. See NOTE 11 to the Consolidated Financial Statements for further discussion.

Capital requirements

We have experienced a substantial increase in our operating expenses since our inception in connection with the growth of our operations, the development of our enterprise technologies, the expansion of our services operations and our acquisition activity. Our capital requirements during the year ending February 28, 2007 will depend on numerous factors including the amount of resources we devote to:

•	Funding the continued development of our Enterprise Linux products;

•	accelerating the development of our systems management services;

•	improving and extending our services and the technologies used to deliver these services to our customers;

•	pursuing other strategic acquisitions and alliances, including the anticipated completion of the JBoss acquisition, for which we have entered into an agreement and plan of merger described above under the heading “Subsequent event”; and

•	making possible investments in businesses, products and technologies.

We have and will continue to utilize cash and investments to fund, among other potential uses, purchases of our common stock, purchases of our convertible debentures, purchases of fixed assets and mergers and acquisitions.

Given our historically strong operating cash flow and the $1.1 billion of cash and investments held at February 28, 2006, we do not presently anticipate the need to raise cash to fund our operations or our pending JBoss acquisition, either through the sale of additional equity or through the issuance of debt for the foreseeable future. However, we may take advantage of favorable capital market situations that may arise from time to time to raise additional capital.

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

Off-balance sheet financing

We have no off-balance sheet financing arrangements and do not utilize any “structured debt”, “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

Contractual Obligations

The following table summarizes our principal contractual obligations at February 28, 2006 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$56,718	$6,176	$10,377	$10,397	$29,768
Purchase obligations	619	406	213	—	—
Convertible debentures, including related interest	621,300	2,850	5,700	5,700	607,050

Total	$678,637	$9,432	$16,290	$16,097	$636,818

Accounting for Stock Options

Historically, we recognized stock option expense pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and have elected to disclose the impact of expensing stock options pursuant to Statement of Financial Accounting Standards No. 123, Share-Based Payment (“SFAS 123”) in the notes to our Consolidated Financial Statements. Effective for fiscal 2007, we will adopt the provisions of Statement of Financial Accounting Standards No. 123R, Shared-Based Payments (“SFAS 123R”). Both SFAS 123 and SFAS 123R require us to make assumptions to determine the fair value of stock options, including the expected term of the options and the expected volatility of the underlying share price. Changes to such assumptions may have a significant impact on the value of our stock options, which could have a material effect on our consolidated financial statements. Additionally, we will be required to incorporate an estimate for forfeitures as we recognize the stock option expense over the requisite service period. Should our actual forfeitures differ from our estimates, our consolidated financial statements could be materially affected.

We plan to adopt SFAS 123R on a prospective basis beginning on March 1, 2006. Accordingly the consolidated results of operations for future periods will not be comparable to our historical consolidated results of operations. The adoption of SFAS 123R will have a material effect on our consolidated results of operations, increasing cost of revenue, sales and marketing expense, research and development expense and general and administration expense. We currently estimate the adoption of SFAS 123R will reduce diluted earnings per share by $0.10 in fiscal 2007; however the amount may change based on the number of options granted, the underlying share price at the time of grant, our estimate of forfeitures and our assumptions used to determine the options’ value, such as expected term and expected volatility. We will use the Black-Scholes-Merton option pricing model to determine the value of employee stock options and will use binomial or lattice models to determine certain assumptions used in the Black-Scholes-Merton pricing model, such as expected term. Expected volatility will be determined using a combination of historical volatility over a period equal to the expected term and implied volatility based on Red Hat options traded by the general public. For more information see discussion related to SFAS 123R at “Recent Accounting Pronouncements” in NOTE 2 to the Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

See discussion in NOTE 2 to the Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of our investments.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of fixed-income securities, including both government and corporate obligations and money market funds. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. A hypothetical one percentage point change in interest rates will result in an $10.0 million change in interest income on an annual basis.

Our convertible debentures are at fixed rates and therefore interest expense is not impacted by a change in rates. The fair market value of the debentures is subject to interest rate risk and market risk due to the convertible feature of the debentures. Generally the fair market value of fixed interest rate debt increases as interest rates fall and decreases as interest rates rise. Generally, the fair market value of debt with conversion features permitting conversion into stock of the issuer, like the debentures, also increases as the market price of the underlying stock increases and decreases as the market price falls, assuming constant market interest rates. The interest and market value changes affect the fair market value of the debentures but do not impact our financial position, cash flows or results of operations. The fair value of the debentures was approximately $668.0 million and $514.0 million based on quoted market prices as of February 28, 2006 and February 28, 2005, respectively.

Investment Risk

The fair market value of our investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $8.1 and $13.1 million decrease in the fair value of our available-for-sale investment securities as of February 28, 2006 and February 28, 2005, respectively.

Derivative Instruments

We did not hold derivative financial instruments as of February 28, 2006.

Foreign Currency Risk

Approximately 35.5% of our revenues for the fiscal year ended February 28, 2006, were produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenues, operating expenses and net income for our non-U.S. segments. Similarly, our revenues, operating expenses and net income will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies. Using the average foreign currency exchange rates from fiscal 2005, our revenues from non-U.S. operations for the year ended February 28, 2006 would have been higher than we reported using the exchange rates for fiscal 2006, by approximately $1.7 million. Additionally, the assets and liabilities of our non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, while related revenue and expense accounts of these operations are translated at average exchange rates during the month in which related transactions occur. Translation gains and losses are included as an adjustment to stockholders’ equity and included in other comprehensive income. See NOTE 3 to the Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Management on Internal Control Over Financial Reporting	48

Report of Independent Registered Public Accounting Firm	49

Financial Statements:

Consolidated Balance Sheets at February 28, 2006 and February 28, 2005	51

Consolidated Statements of Operations for the years ended February 28, 2006, February 28, 2005 and February 29, 2004	52

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended February 28, 2006, February 28, 2005 and February 29, 2004	53

Consolidated Statements of Cash Flows for the years ended February 28, 2006, February 28, 2005 and February 29, 2004	54

Notes to Consolidated Financial Statements	55

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of the end of the period covered by this report.

Our independent registered public accounting firm, which has audited the financial statements included in Part II, Item 8 of this report, has also audited Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2006, as stated in their report, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Red Hat, Inc.:

We have completed an integrated audit of Red Hat, Inc.’s fiscal 2006 and fiscal 2005 consolidated financial statements and of its internal control over financial reporting as of February 28, 2006 and an audit of its fiscal 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Red Hat, Inc. and its subsidiaries at February 28, 2006 and February 28, 2005, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Report of Management on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of February 28, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina
May 12, 2006

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands—except share and per share amounts)

	February 28, 2006	February 28, 2005
ASSETS
Current assets:
Cash and cash equivalents	$267,547	$140,169
Investments in debt securities	537,324	181,028
Accounts receivable, net of allowances for doubtful accounts of $1,984 and $1,329, respectively	58,294	48,402
Earnings in excess of billings	1,498	3,557
Prepaid expenses and other current assets	16,576	12,097

Total current assets	881,239	385,253
Property and equipment, net of accumulated depreciation of $35,443 and $37,459, respectively	35,822	32,726
Goodwill	75,942	73,591
Identifiable intangibles, net	13,467	16,740
Investments in debt securities	272,669	607,566
Other assets, net	35,102	18,160

Total assets	$1,314,241	$1,134,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,627	$8,426
Accrued expenses	31,960	21,065
Deferred revenue	162,934	109,426
Other current obligations	401	282

Total current liabilities	200,922	139,199
Deferred lease credits	4,994	5,179
Long term deferred revenue	60,554	27,890
Other long term obligations	213	97
Convertible debentures	570,000	600,000
Commitments and contingencies	—	—
Stockholders’ equity:
Minority interest	771	557
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,0000 shares authorized, 194,043,220 and 186,569,771 shares issued, and 183,115,666 and 176,740,771 shares outstanding at February 28, 2006 and February 28, 2005, respectively	19	19
Additional paid-in capital	763,906	714,604
Deferred compensation	(2,418)	(4,792)
Accumulated deficit	(152,113)	(231,798)
Treasury stock at cost, 10,927,554 and 9,829,000 shares at February 28, 2006 and February 28, 2005, respectively	(124,125)	(107,409)
Accumulated other comprehensive loss	(8,482)	(9,510)

Total stockholders’ equity	477,558	361,671

Total liabilities and stockholders’ equity	$1,314,241	$1,134,036

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands—except per share amounts)

	Year Ended
	February 28, 2006	February 28, 2005	February 29, 2004
Revenue:
Subscription revenue	$230,444	$151,125	$82,408
Training and services revenue	47,886	45,341	42,329

Total subscription and training and services revenue	278,330	196,466	124,737

Cost of subscription and training and services revenue:
Cost of subscription revenue	21,003	13,488	9,668
Cost of training and services revenue	27,504	24,999	24,268

Total cost of subscription and training and services revenue	48,507	38,487	33,936

Gross profit	229,823	157,979	90,801
Operating expense:
Sales and marketing	84,723	62,939	40,922
Research and development	40,883	32,468	26,483
General and administrative	46,135	35,626	20,450

Total operating expense	171,741	131,033	87,855

Income from operations	58,082	26,946	2,946
Other income and expense, net	30,053	24,431	11,866
Interest expense	(6,119)	(6,436)	(1,080)

Income before provision (benefit) for income taxes	82,016	44,941	13,732
Provision (benefit) for income taxes	2,331	(485)	—

Net income	$79,685	$45,426	$13,732

Basic net income per common share	$0.45	$0.25	$0.08

Diluted net income per common share	$0.41	$0.24	$0.07

Weighted average shares outstanding
Basic	178,112	181,636	174,003
Diluted	207,815	215,882	206,358

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

(in thousands)

	Non-controlling Interest In Subsidiary					Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
		Preferred Stock		Common Stock
		Shares	Amount	Shares	Amount
Balance at February 28, 2003	$115	—	—	172,918	$17	$630,798	$(2,403)	$(290,956)	$(7,436)	$5,734	$335,869
Minority interest	244	—	—	—	—	—	—	—	—	—	244
Net Income	—	—	—	—	—	—	—	13,732	—	—	13,732
Other comprehensive income:
Unrealized loss on investments in marketable securities	—	—	—	—	—	—	—	—	—	(1,263)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,772

Other comprehensive income	—	—	—	—	—	—	—	—	—	509	509

Comprehensive income	—	—	—	—	—	—	—	—	—	—	14,241

Exercise of common stock options	—	—	—	8,675	1	23,657	—	—	—	—	23,658
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	230	—	1,014	—	—	—	—	1,014
Common stock issued for acquisitions	—	—	—	1,980	—	30,685	—	—	—	—	30,685
Deferred compensation related to acquisitions	—	—	—	—	—	—	(466)	—	—	—	(466)
Deferred compensation related to stock options	—	—	—	—	—	3,233	(3,233)	—	—	—	—
Deferred compensation related to share-based awards	—	—	—	—	—	6,335	(6,335)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	3,144	—	—	—	3,144

Balance at February 29, 2004	$359	—	—	183,803	18	695,722	(9,293)	(277,224)	(7,436)	6,243	408,389
Minority interest	198	—	—	—	—	—	—	—	—	—	198
Net Income	—	—	—	—	—	—	—	45,426	—	—	45,426
Other comprehensive income:
Unrealized loss on investments in marketable securities	—	—	—	—	—	—	—	—	—	(16,150)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	397

Other comprehensive income	—	—	—	—	—	—	—	—	—	(15,753)	(15,753)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	29,673

Exercise of common stock options	—	—	—	2,573	1	16,931	—	—	—	—	16,932
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	194	—	1,833	—	—	—	—	1,833
Common stock repurchase	—	—	—	—	—	—	—	—	(99,973)		(99,973)
Deferred compensation related to shared-based awards	—	—	—	—	—	118	(118)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	4,619	—	—	—	4,619

Balance at February 28, 2005	$557	—	—	186,570	$19	$714,604	$(4,792)	$(231,798)	$(107,409)	$(9,510)	$361,671
Minority interest	277	—	—	—	—	—	—	—	—	—	277
Minority interest, dividend distribution	(63)	—	—	—	—	—	—	—	—	—	(63)
Net Income	—	—	—					79,685			79,685
Other comprehensive income:
Unrealized gain on investments in marketable securities	—	—	—							994
Foreign currency translation adjustment	—	—	—							34

Other comprehensive income	—	—	—							1,028	1,028

Comprehensive income	—	—	—								80,713

Exercise of common stock options	—	—	—	7,326	—	43,765	—	—	—	—	43,765
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	147		2,773					2,773
Common stock repurchase	—	—	—	—	—		—	—	(5,155)	—	(5,155)
Structured stock repurchase	—	—	—	—	—	1,032	—	—	(11,561)	—	(10,529)
Deferred compensation related to share-based awards	—	—	—	—	—	1,732	(1,732)	—	—	—
Amortization of deferred compensation	—	—	—	—	—		4,106	—	—	—	4,106

Balance at February 28, 2006	$771	—	—	194,043	$19	$763,906	$(2,418)	$(152,113)	$(124,125)	$(8,482)	$477,558

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	February 28, 2006	February 28, 2005	February 29, 2004
Cash flows from operating activities:
Net income	$79,685	$45,426	$13,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,434	10,911	6,871
Deferred income taxes	(2,090)	(3,602)	—
Share-based compensation expense	4,106	4,619	3,144
Gain from repurchase of convertible debentures	(3,140)	—	—
Amortization of debt issuance costs	3,056	3,003	393
Provision for doubtful accounts	1,043	1,969	1,678
Loss on disposal of property and equipment	1,349	—	—
Other	1,660	319	293
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable and earnings in excess of billings	(10,790)	(9,284)	(18,487)
Prepaid expenses and other current assets	(3,085)	(1,630)	(2,856)
Accounts payable	(2,588)	962	1,496
Accrued expenses	10,448	8,389	1,999
Deferred revenue	91,278	61,214	53,335
Other assets	186	(79)	(23)

Net cash provided by operating activities	186,552	122,217	61,575

Cash flows from investing activities:
Purchase of investment securities	(523,344)	(854,481)	(707,565)
Proceeds from sales and maturities of investment securities	502,905	529,819	479,012
Acquisitions of businesses, net of cash acquired	(2,803)	(21,053)	3,380
Purchase of other investments	(22,203)	—	—
Purchase of property and equipment	(16,757)	(14,921)	(13,209)
Other investing	(64)	—	—

Net cash used in investing activities	(62,266)	(360,636)	(238,382)

Cash flows from financing activities:
Proceeds from notes payable	—	—	67,957
Repayments of notes payable	—	—	(82,971)
Proceeds from issuance of convertible debentures	—	—	600,000
Offering costs—issuance of convertible debentures	—	(169)	(15,278)
Repurchase of convertible debentures	(26,301)	—	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	3,394	2,118	1,014
Proceeds from exercise of common stock options	44,098	15,679	27,764
Purchase of treasury stock	(16,716)	(99,973)	—
Structured stock repurchase	1,031	—	—
Other financing	237	(1,026)	(1,230)

Net cash provided by (used in) financing activities	5,743	(83,371)	597,256

Effect of foreign currency exchange rates on cash and cash equivalents	(2,651)	655	1,305
Net increase (decrease) in cash and cash equivalents	127,378	(321,135)	421,754
Cash and cash equivalents at beginning of year	140,169	461,304	39,550

Cash and cash equivalents at end of year	$267,547	$140,169	$461,304

Supplemental Cash Flow Information (in millions):
Interest paid	$3.0	$3.2	$0.3
Income taxes paid	$3.7	$1.9	$—

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Company

Red Hat, Inc., incorporated in Delaware, together with its subsidiaries (“Red Hat” or the “Company”) is a global leader in providing open source software solutions to the enterprise. The Company is also the market leader in providing enterprise-ready open source operating system platforms. The Company applies its technology leadership to create its enterprise operating platform, Red Hat Enterprise Linux (“Enterprise Linux”) and other infrastructure technology solutions, based on open source technology. The Company’s enterprise solutions are intended to meet the functionality requirements and performance demands of the enterprise and third-party computer hardware and software applications that are critical to the enterprise. The Company provides the chief information officers of the largest companies in the world with the choice of Enterprise Linux operating platforms for a range of application areas, including the technical/developer workstation, edge of the network applications, information technology infrastructure (applications such as database, ERP and large file systems), corporate desktop and data center. Red Hat Network (“RHN”) provides an integrated management service that allows Red Hat enterprise technologies to be updated and configured and the performance of these and other technologies to be monitored in an automated fashion. These and other technology solutions reflect the Company’s continuing commitment to provide an enterprise-wide infrastructure platform based on open source technology. The Company derives its revenues and generates its cash from customers primarily from two sources: (i) subscriptions for its enterprise technologies and (ii) training and services revenue, as further described below in NOTE 2, Summary of Significant Accounting Policies.

NOTE 2—Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and all of its wholly-owned subsidiaries. Entities that are not wholly-owned, but for which a controlling financial interest is maintained by the Company are consolidated. The non-controlling interest of these entities is presented as a separate component of stockholders’ equity. All significant inter-company accounts and transactions are eliminated in consolidation. There are no foreign exchange restrictions on foreign subsidiaries.

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

Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by Statement of Position No. 98-4, Deferral of the Effective Date of a Provision of SOP 97-2, and Statement of Position No. 98-9, Modification of SOP 97-2, and Staff Accounting Bulletin No. 101, as amended by Staff Accounting Bulletin No. 104. The Company establishes persuasive evidence of an arrangement for each type of revenue transaction based on either a signed contract with the end customer, a click-through contract on the Company’s website whereby the customer agrees to the Company’s standard subscription terms, signed distribution contracts with original equipment manufacturers (“OEMs”) and other resellers, or, in the case of individual training seats, through receipt of payment which indicates acceptance of the Company’s training agreement terms.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subscription Revenue

Subscription revenue is comprised of direct and indirect sales of Red Hat enterprise technologies. Retail products are no longer sold. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding subscription agreement for the purchase of a subscription, subscription services are made available to the customer and the customer is billed. The deferred revenue amount is amortized to income over the life of the subscription. Red Hat enterprise technologies are generally offered with either one or three-year base subscription periods; the majority of our subscriptions have one-year terms. Under these subscription agreements, renewal rates are generally specified for one or three year renewal terms. The base subscription entitles the end user to the technology itself and post contract customer support (“PCS”) consisting of a specified level of customer support and security errata, bug fixes, functionality enhancements to the technology, upgrades to new versions of the Red Hat enterprise technologies, each on a when and if available basis, during the term of the subscription. The Company sells Enterprise Linux through two principal channels: (1) direct, which includes sales by the Company’s sales-force as well as web store sales, and (2) indirect, which includes distributors, resellers and OEMs. The Company recognizes revenue from the sale of Red Hat enterprise technologies ratably over the period of the subscription beginning on the commencement date of the subscription agreement. The Company does not sell the Enterprise Linux technology or the components of the PCS that are included in the subscription on a stand alone basis.

Subscription arrangements with large enterprise customers often have contracts with multiple elements (e.g., software technology, maintenance, training, consulting and other services). The Company allocates revenue to each element of the arrangement based on vendor-specific objective evidence of its fair value when the Company can demonstrate sufficient evidence of the fair value of at least those elements that are undelivered. The fair value of each element in multiple element arrangements is created by either (i) providing the customer with the ability during the term of the arrangement to renew that element at the same rate paid for the element included in the initial term of the agreement or (ii) selling the services on a stand-alone basis.

In addition, the Company’s subscription revenue is partially derived from sales of its RHN offerings. RHN is a Red Hat-hosted, internet-based set of services used to help promote the security, availability and management of the Company’s Red Hat technology solutions as well as provide functionality for managing other technologies. RHN may be subscribed to at the time of, and in addition to, one of the Company’s Enterprise Linux offerings or on a stand alone basis. Revenues are recognized ratably over the term of the subscription beginning on the commencement date of the subscription.

Through retail distributors, the Company formerly sold Red Hat Linux consumer products. In accordance with SOP 97-2, the revenue associated with products whose subscription period was 30 days or less was recognized immediately because the cost to the Company associated with such subscriptions was de minimis. For retail products whose subscription period for support services was greater than 30 days, the Company recognized the revenue ratably over the period that the subscription services were provided beginning on the estimated date of purchase by the end user. A reserve for sales returns was recognized for sales of retail software products to distributors, who had a right of return, based on the Company’s historical experience of sell-through to the end user by the distributor. The predominant portion of the Company’s retail distribution agreements provided that distributors only have 90 days from date of original shipment to return unsold product. The Company recognized revenues from sales of retail products with subscription periods less than 30 days upon shipment to the distributor because the Company was able to estimate returns with a reasonable degree of accuracy, the fee was fixed or determinable and collection of the resulting receivable was probable. The Company’s retail customers did not receive the right to future upgrades or new versions of the technology.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Training and Services Revenue

Training and services are comprised of revenue for consulting, engineering and customer training and education services. Consulting services consist of hourly arrangements, and revenue is recognized as these services are performed. Engineering services represent revenues earned under fixed fee arrangements with the Company’s OEM partners and other customers to provide for significant modification and customization of the Company’s Red Hat enterprise technologies. The Company recognizes revenues for these fixed fee engineering services using the percentage of completion basis of accounting, provided the Company has the ability to make reliable estimates of progress towards completion, the fee for such services is fixed or determinable and collection of the resulting receivable is probable. Under the percentage of completion method, earnings under the contract are recognized based on the progress toward completion as estimated using the ratio of labor hours incurred to total expected project hours. Changes in estimates are recognized in the period in which they are known. Revenue for customer training and education services is recognized on the dates the services are complete.

Deferred Commissions

Deferred commissions are the incremental costs that are directly associated with non-cancelable subscription contracts with customers and consist of sales commissions paid to the Company’s sales force. The commissions are deferred and typically amortized over twelve months to match the period of the subscription term. The commission payments are paid in full subsequent to the month in which the customer’s service commences. The deferred commission amounts are recoverable through the future revenue streams under the non-cancelable customer contracts. In addition, the Company has the ability and intent under the commission plans with its sales force to recover commissions previously paid to its sales force in the event that customers breach the terms of their subscription agreements and do not pay fully for their subscription agreements. Amortization of deferred commissions is included in sales and marketing expense in the accompanying Consolidated Statements of Operations. Deferred commissions are included in prepaid expenses and other current assets on the accompanying Consolidated Balance Sheets.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets. The Company recognized $1.4 million of impairment losses for the year ended ended February 28, 2006 related to certain long-term investments.

Reclassifications

Certain prior period amounts were reclassified to conform with current period presentation. For example, the Company previously reported its results in two reportable segments aligned by product: enterprise technologies and embedded technologies. The embedded product is no longer significant in terms of revenue, no longer separately managed and no longer considered a separate business unit. Accordingly, the Company has reclassified its prior period financial results to conform with current period presentation.

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

Investments in Debt Securities

The Company’s investments at February 28, 2006 and February 28, 2005 are in debt securities which are classified as available for sale and carried at market value in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. These investments are classified as either a cash equivalent, current asset (Investments in debt securities-current) or long-term asset (Investments in debt securities-long term) based on their time to maturity at date of purchase by the Company. Investments with a maturity date of one year or less from the balance sheet date are classified as a current asset and those with a maturity date of greater than one year are classified as a long-term asset. The average maturity period of the Company’s investment in debt securities was 0.7 years at February 28, 2006. The Company’s investments are considered available for sale as these securities could be sold at any time in response to needs for liquidity, changes in the availability of and the yield on alternative instruments or changes in funding sources or terms. The Company had changes in its unrealized gains and losses of $1.0 million and $16.2 million related to these investments at February 28, 2006 and February 28, 2005, respectively, which is recorded as other comprehensive income, a separate component of stockholders’ equity. The Company’s average rate of realized return on its investments portfolio was 3.2% and 2.5% for the years ended February 28, 2006 and 2005, respectively.

Internal Use Software

In accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalized $8.5 million and $6.7 million in costs related to the development of internal use software for its website, enterprise resource planning system and systems management applications during the years ended February 28, 2006 and February 28, 2005, respectively. The Company amortizes the costs of computer software developed for internal use on a straight-line basis over its estimated useful life of five years. The carrying value of internal use software is included in property and equipment on the Consolidated Balance Sheets.

Capitalized Software Costs

Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management concerning certain external factors including,

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. As a result of the Company’s practice of releasing source code that it has developed on a weekly basis for unrestricted download on the Internet, there is generally no passage of time between achievement of technological feasibility and the availability of the Company’s product for general release. Therefore, the Company has no capitalized software development costs at February 28, 2006 and February 28, 2005.

Property and Equipment

Property and equipment is primarily comprised of furniture, computer equipment, computer software and leasehold improvements which are recorded at cost and depreciated using the straight-line method over their estimated useful lives as follows: furniture and fixtures, seven years; computer equipment, three years; computer software, five years; leasehold improvements, over the lesser of the estimated remaining useful life of the asset or the remaining term of the lease. Expenditures for maintenance and repairs are charged to operations as incurred; major expenditures for renewals and betterments are capitalized and depreciated. Property and equipment acquired under capital leases are depreciated over the lesser of the estimated remaining useful life of the asset or the remaining term of the lease.

Other Assets

Other assets include debt issue costs, security deposits which are expected to be refunded to the Company upon termination of certain leases, and investments in other companies accounted for using the equity and cost-basis methods of accounting.

The costs related to the issuance of the convertible debentures, which closed on January 12, 2004, were capitalized and are being amortized to interest expense through January, 2009, the first scheduled date on which holders have the option to require the Company to repurchase the convertible debentures. Issuance costs related to the Company’s convertible debentures totaled $15.8 million and primarily consisted of investment banking fees, legal and other professional fees. Amortization expense, which is included in interest expense, was approximately $3.1 million for the years ended February 28, 2006 and February 28, 2005.

Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the market value per share of the Company’s common stock on the grant date. Deferred compensation is amortized to compensation expense over the vesting period of the stock option. The Company recognized $4.1 million, $4.7 million and $3.1 million in non-cash stock-based compensation expense related to amortization of deferred compensation during the years ended February 28, 2006, February 28, 2005 and February 29, 2004, respectively. In addition, the Company paid $1.8 million and $0.3 million in tax liabilities related to stock options exercised during the years ended February 28, 2006 and February 28, 2005, respectively.

The Company recorded deferred compensation of $1.7 million, $0.1 million, and $3.7 during the years ended February 28, 2006, February 28, 2005 and February 29, 2004, respectively, to reflect the difference between the aggregate market value of the underlying shares of stock and the exercise price of all stock options granted with an exercise price below the fair value of the Company’s common stock at the date of the grant, and stock options granted under acquired stock option plans. Deferred compensation is amortized over the vesting period of the related stock options and restricted stock.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Financial Accounting Standards No. 123, Share-based Payments (“SFAS 123”) as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-based Compensation—Transition and Disclosures, requires the Company to disclose pro forma information regarding stock option grants issued to its employees. SFAS 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company’s Consolidated Statements of Operations because APB 25 specifies that no compensation charge arises when the exercise price of employees’ stock options equal the market value of the underlying stock at the grant date, as in the case of options granted to the Company’s employees.

The fair value of options granted during fiscal 2006, 2005 and 2004 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the following weighted average assumptions:

	Year Ended February 28, 2006	Year Ended February 28, 2005	Year Ended February 29, 2004
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	3.76%	4.00%	2.94%
Expected volatility	60.26%	80.56%	90.88%
Expected life (in years)	3.0	3.7	5.0

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock based employee compensation (in thousands, except per share amounts):

	Year Ended February 28, 2006	Year Ended February 28, 2005 (1)	Year Ended February 29, 2004 (1)
Net income, as reported	$79,685	$45,426	$13,732
Add: book compensation expense, net of related tax effects	3,989	4,619	3,144
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(31,469)	(37,527)	(66,644)

Pro forma net income (loss)	$52,205	$12,518	$(49,768)

Net income (loss) per share data basic and diluted:
Basic—as reported	$0.45	$0.25	$0.08
Diluted—as reported	$0.41	$0.24	$0.07
Basic—pro forma	$0.29	$0.07	$(0.29)
Diluted—pro forma	$0.28	$0.07	$(0.29)

(1)	Fiscal 2005 and 2004 amounts have been adjusted from the amount reported on our Annual Report on Form 10-K for the year ended February 28, 2005 to include the effect of cumulative forfeitures which follows the same method that will be utilized under Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). The total impact of the adjustments for forfeitures was a reduction to stock-based employee compensation expense per SFAS 123 by $6.3 million and $12.6 million for the years ended February 28, 2005 and February 29, 2004, respectively.

The weighted average estimated fair value of employee stock options granted was $6.59, $8.98, and $7.64 per share during the years ended February 28, 2006, February 28, 2005 and February 29, 2004, respectively.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales and Marketing Expenses

Sales and marketing expenses consist of costs, including salaries, sales commissions and related expenses, such as travel, of all personnel involved in the sales and marketing process. Sales and marketing expenses also include costs of advertising, sales lead generation programs, cooperative marketing arrangements and trade shows. All costs of advertising, including cooperative marketing arrangements, are expensed as incurred. Advertising expense totaled $11.6 million, $8.6 million and $6.7 million for the years ended February 28, 2006, February 28, 2005 and February 29, 2004, respectively.

Research and Development Expenses

Research and development expenses include all direct costs, primarily salaries for Company personnel and outside consultants, related to the development of new software products, significant enhancements to existing software products, and the portion of costs of development of internal use software required to be expensed. Research and development costs are charged to operations as incurred with the exception of those software development costs that may qualify for capitalization.

Deferred Taxes

The Company accounts for income taxes using the liability method that requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of its assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The Company has recorded a full valuation allowance against the majority of its deferred tax assets due to uncertainty of realization of these deferred tax assets. The Company recorded a net tax expense of $2.3 million for the year ended February 28, 2006 and a benefit of $0.5 million for the same period ended February 28, 2005. No taxes were recorded for the year ended February 29, 2004.

The Company continues to assess the realizability of its deferred tax assets, which primarily consist of net operating losses from stock option expense deductions in the United States. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making this assessment, management considers the historical trend of taxable losses, projected future taxable income and the reversal of deferred tax liabilities. As of February 28, 2006, the net deferred tax asset balance was $202.0 million of which $187.7 million is offset by a valuation allowance. The Company continues to provide a full valuation allowance against its deferred tax assets arising from tax losses in the United States and Asia Pacific due primarily to (i) cumulative tax losses, (ii) uncertainty related to the amount of future stock option exercises and related tax deductions generated, and (iii) inherent difficulties in forecasting future taxable income as a result of rapidly changing technology and the Company’s competitive environment.

Foreign Currency Translation

The Euro has been determined to be the functional currency for the Company’s European operations and local currencies have been determined to be the functional currencies for the Company’s Asian operations.

Foreign exchange gains and losses, which result from the process of remeasuring foreign currency transactions into the appropriate functional currency, are included in other income and expense, net in the Company’s Consolidated Statements of Operations. The translation of foreign currency financial statements into U.S. Dollars is included in other comprehensive income, which is a separate component of stockholders’ equity. Net foreign exchange losses, included in other income, were $0.2 million, $0.8 million and $0.1million for the years ended February 28, 2006, February 28, 2005 and February 29, 2004, respectively.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant Customers and Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company primarily places its temporary cash investments with high-credit quality financial institutions which invest predominantly in U.S. Government instruments, investment grade corporate bonds and certificates of deposit guaranteed by banks which are members of the FDIC. Cash deposits are primarily in financial institutions in the United States. However, cash for monthly operating costs of international operations are deposited in banks outside the United States. Deposits of cash outside the United States totaled $60.1 million and $27.3 million at February 28, 2006 and February 28, 2005, respectively.

The Company performs credit evaluations to reduce credit risk and requires no collateral from its customers. Management estimates the allowance for uncollectible accounts based on their historical experience and credit evaluation. The Company’s standard credit terms are net 30 days in the U.S., net 45 days in EMEA, and range from net 30 to net 60 days in Asia Pacific. One customer accounted for 10% and another accounted for 12% of the Company’s accounts receivable balance at February 28, 2006. One customer accounted for 12% of the Company’s accounts receivable at February 28, 2005.

For the years ended February 28, 2006, February 28, 2005 and February 29, 2004, there were no individually significant customers from which the Company generated revenue.

Net Income Per Common Share

The Company computes net income per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”), SEC Staff Accounting Bulletin No. 98 (“SAB 98”) and Emerging Issues Task Force No. 04-8, The Effect of Contingently Convertible Instruments on Diluted EPS.

Under the provisions of SFAS 128 and SAB 98, basic net income per common share (“Basic EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share (“Diluted EPS”) is computed by dividing net income adjusted for interest expense and amortization of debt issuance costs associated with the convertible debentures, by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of shares issuable upon the exercise of stock options and convertible securities such as our convertible debentures. Diluted net income per share for fiscal years ended February 28, 2006 and February 28, 2005, assumes the conversion of the convertible debentures using the “if converted” method.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the numerators and denominators of the earnings per share calculation for the years ended February 28, 2006 and February 28, 2005 (in thousands, except per share amounts):

	Year Ended
	February 28, 2006	February 28, 2005	February 29, 2004
Diluted net income per share computation:
Net income	$79,685	$45,426	$13,732
Interest expense on convertible debt, net of related tax	2,799	3,025	375
Amortization of debt issuance costs, net of related tax	2,971	3,111	393

Net income—diluted	$85,455	$51,562	$14,500

Weighted Average common shares outstanding	178,112	181,636	174,003
Incremental shares attributable to assumed exercise of outstanding options	7,123	10,799	8,908
Incremental shares attributable to assumed exercise of convertible debentures	22,580	23,447	23,447

	207,815	215,882	206,358

Diluted net income per share	$0.41	$0.24	$0.07

Segment Reporting

The Company is organized primarily on the basis of three geographic business units, Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific. These business units are aggregated into one reportable segment due to the similarity in nature of products provided (e.g., Enterprise Linux AS, ES and WS), financial performance economics (e.g., revenue growth and gross margin), methods of distribution (direct and indirect) and customer classification and base (e.g., distributors, resellers and large enterprise).

Previously the Company reported its results in two reportable segments aligned by product; enterprise technologies and embedded technologies. The embedded product is no longer significant in terms of revenue, no longer separately managed and no longer considered a separate business unit. Accordingly, the Company has reclassified its prior period financial results to conform with current period presentation.

The Company has international sales offices in more than 30 locations around the world, including offices in the United States, Canada, the United Kingdom, France, Italy, Ireland, Germany, Sweden, Spain, Netherlands, China, Singapore, Hong Kong, Korea, Australia, India and Japan. The Company manages its international business on an Americas-wide, EMEA-wide and Asia Pacific-wide basis. The following disclosure aggregates individually immaterial international operations and separately discloses the significant international operations at and for the years ended February 28, 2006, February 28, 2005 and February 29, 2004 (in thousands):

	Americas	EMEA	Asia Pacific	Total

	Year Ended February 28, 2006
Revenue from unaffiliated customers	$187,226	$48,732	$42,372	$278,330
Net income (loss)	$76,908	$3,068	$(291)	$79,685
Total assets	$1,231,212	$45,383	$37,646	$1,314,241

	Year Ended February 28, 2005
Revenue from unaffiliated customers	$132,188	$34,818	$29,460	$196,466
Net income (loss)	$43,714	$1,768	$(56)	$45,426
Total assets	$1,073,628	$31,617	$28,791	$1,134,036

	Year Ended February 29, 2004
Revenue from unaffiliated customers	$85,741	$22,008	$16,988	$124,737
Net income (loss)	$19,908	$(3,251)	$(2,925)	$13,732
Total assets	$1,069,800	$23,193	$18,660	$1,111,653

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues from unaffiliated customers in the United States, the Company’s country of domicile, were approximately $179.6 million, $132.2 million and $85.7 million for the years ended February 28, 2006, February 28, 2005 and February 29, 2004, respectively. Revenues in Japan totaled $24.2 million, $18.8 million $11.0 million for the years ended February 28, 2006, February 28, 2005 and February 29, 2004, respectively. In terms of revenue, Japan was the only individually material country outside the United States.

Comprehensive Income

The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income for the years ended February 28, 2006, February 28, 2005 and February 29, 2004 was as follows (in thousands):

	Year Ended
	February 28, 2006	February 28, 2005	February 29, 2004
Comprehensive income:
Net income	$79,685	$45,426	$13,732
Foreign currency translation adjustments	33	397	1,772
Change in unrealized losses on marketable securities	994	(16,150)	(1,263)

Total comprehensive income, net of taxes	$80,712	$29,673	$14,241

As of February 28, 2006 and February 28, 2005, the Company holds investments in debt securities with an unrealized loss of $9.7 million and $10.7 million, respectively.

Recent Accounting Pronouncements

In December 2004, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”). The statement replaces SFAS 123 and supersedes APB 25. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The adoption of the statement will result in the expensing of the fair value of stock options granted to employees in the basic financial statements. To date, the Company elected to only disclose the impact of expensing the fair value of stock options in the notes to the consolidated financial statements. See “Stock-Based Compensation” in NOTE 2. The statement becomes effective for the Company on March 1, 2006.

SFAS 123R applies to new equity awards and to equity awards modified, repurchased or canceled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date shall be recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated from the pro forma disclosures under SFAS 123. Changes to the grant-date fair value of equity awards granted before the effective date of SFAS 123R are precluded. The compensation cost for those earlier awards shall be attributed to periods beginning on or after the effective date of SFAS 123R using the attribution method that was used under SFAS 123, except that the method of recognizing forfeitures only as they occur shall not be continued. Any unearned or deferred compensation (contra-equity accounts) related to those earlier awards shall be eliminated against the appropriate equity accounts. Additionally, if any common stock is purchased pursuant to stock options granted under the Company’s employee stock purchase plan the related cost will be expensed based upon the fair market value of the stock option.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than an operating cash flow as prescribed under current accounting rules. This requirement will reduce the net operating cash flows and increase the net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules.

The Company plans to adopt SFAS 123R on the modified prospective basis beginning on March 1, 2006. Under the modified prospective basis, compensation cost is recognized beginning with the effective date of adoption (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date of adoption and (b) based on the requirements of SFAS 123 for all share-based awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption. Accordingly the consolidated results of operations for future periods will not be comparable to the Company’s historical consolidated results of operations. The adoption of SFAS 123R will have a material effect on the Company’s consolidated results of operations, increasing cost of revenue, sales and marketing expense, research and development expense and general and administrative expense. The Company currently estimates the adoption of SFAS 123R will reduce diluted earnings per share by $0.10 in fiscal 2007; however the amount may change based on the number of options granted, the underlying share price at the time of grant, management’s estimate of forfeitures and management’s assumptions used to determine the options’ value, such as expected term and expected volatility. Management will use the Black-Scholes-Merton option pricing model to determine the value of employee stock options and will use binomial or lattice models to determine certain assumptions used in the Black-Scholes-Merton pricing model, such as expected term. Expected volatility will be determined using a combination of historical volatility over a period equal to the expected term and implied volatility based on Red Hat options traded by the general public. For more information on the impact of expensing stock options on net income for the years ended February 28, 2006 and 2005, see “Stock-Based Compensation” in NOTE 2.

In October 2004, the American Jobs Creation Act of 2004, (the “AJCA”) was passed. The AJCA provides a temporary incentive for U.S. corporations to repatriate accumulated income earned outside the U.S. by providing an 85% dividends-received deduction for certain dividends from controlled foreign corporations. The Company had previously intended to repatriate foreign earnings by the end of fiscal 2006, and to elect the dividends-received deduction under AJCA. In February 2006, foreign earnings of $5 million were repatriated, but an election was not made to take the dividends-received deduction under AJCA due to a change in circumstances. Stock option exercises in January 2006 resulted in stock compensation expense deductions that substantially increased the Company’s net operating loss carryforward and significantly increased the incremental current tax cost to the Company to elect the AJCA dividends-received deduction. Except for this one-time distribution of $5.0 million in February 2006, the Company intends to reinvest the undistributed earnings of its foreign subsidiaries indefinitely.

In May 2005, FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—Business Combinations

Netscape Security Solutions

On December 7, 2004, the Company completed the acquisition of certain assets of Netscape Security Solutions from Netscape Communications Corporation and America Online, Inc for a purchase price of $21.1 million in cash. The assets acquired include a directory server and certificate management system. The Company recorded $14.2 million of identifiable intangible assets based on a valuation prepared by a third party. Below is a summary of the intangibles acquired (in thousands, except useful life):

	Balance	Useful life (years)
Purchased technologies	$10,300	3-5
Customer or reseller relationships	3,400	3-5
Trademarks and non-compete agreements	500	3-4

Total identifiable intangible assets acquired	$14,200

The Company also recorded $7.4 million of goodwill associated with the excess of purchase price over the fair value of the net assets acquired which was primarily the identifiable intangibles. In April 2005 the conditions requiring the Company to pay $2.5 million under an earn-out provision were achieved resulting in an increase to related goodwill from $7.4 million to $9.9 million.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. Activity in the Company’s allowance for doubtful accounts for the years ended February 28, 2006, February 28, 2005 and February 29, 2004 is presented in the following table (in thousands):

	Balance at beginning of period	Charged to income or expense	Deductions (a)	Balance at end of period
2004	$1,878	$1,441	$(2,005)	$1,314
2005	$1,314	$1,743	$(1,728)	$1,329
2006	$1,329	$1,043	$(388)	$1,984

(a)	Represents amounts written-off as uncollectible accounts receivable.

NOTE 5—Property and Equipment

The Company’s property and equipment is recorded at cost and consists of the following (in thousands):

	February 28, 2006	February 28, 2005
Computer equipment	$21,353	$30,046
Software, including software developed for internal use	39,877	30,883
Furniture and fixtures	2,095	2,045
Leasehold improvements	7,940	7,211

	$71,265	$70,185
Less: accumulated depreciation	(35,443)	(37,459)

Property and equipment, net	$35,822	$32,726

Depreciation expense was $11.6 million, $9.3 million and $6.7 million for the years ended February 28, 2006, February 28, 2005 and February 29, 2004, respectively. The average useful lives of property and equipment ranges from 3 to 7 years.

NOTE 6—Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the Company completed the annual impairment test as of February 28, 2006 and no goodwill impairment was deemed necessary. The following is a summary of goodwill for the years ended February 28, 2006, February 28, 2005 and February 29, 2004 (in thousands):

Balance at February 29, 2004	$65,872
Add: acquisition	7,427
Impact of foreign currency fluctuations and other	292

Balance at February 28, 2005	$73,591
Add: acquisition (1)	2,803
Impact of foreign currency fluctuations and other	(452)

Balance at February 28, 2006	$75,942

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	On December 7, 2004, the Company completed the purchase of certain assets of Netscape Security Solutions from Netscape Communications Corporation and America Online, Inc for a purchase price of $21.1 million in cash. The assets acquired include a directory server and certificate management system. In April 2006 an additional $2.5 million was paid under an earn-out provision, resulting in an increase in goodwill in the same amount.

NOTE 7—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of purchased technologies, customer and reseller relationships, trademarks, copyrights and patents, which are amortized over the estimated useful life on a straight line basis. Useful lives range from three to five years for purchased technologies and customer and reseller relationships and three to ten years for trademarks, copyrights and patents. Amortization expense associated with identifiable intangible assets was $3.8 million, $1.6 million and $0.2 million for the years ended February 28, 2006, February 28, 2005 and February 29, 2004, respectively. During the year ended February 28, 2005, the Company acquired an additional $14.2 million in purchased technologies related to the acquisition of the assets acquired from Netscape Security Solutions which include a directory server and certificate management system. The following is a summary of identifiable intangible assets (in thousands):

	February 28, 2006			February 28, 2005
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$4,486	$(2,500)	$1,986	$3,928	$(2,708)	$1,220
Purchased technologies and customer and reseller relationships	17,023	(5,542)	11,481	17,023	(1,503)	15,520

Total identifiable intangible assets	$21,509	$(8,042)	$13,467	$20,951	$(4,211)	$16,740

As of February 28, 2006, amortization expense on existing intangibles for the next five fiscal years is as follows (in thousands):

2007	$4,329
2008	3,964
2009	2,621
2010	1,572
2011	222

Total	$12,708

NOTE 8—Other Assets

Other assets were comprised of the following (in thousands):

	February 28, 2006	February 28, 2005
Debt issue costs—convertible debentures	$8,652	$12,269
Cost-basis investments	5,132	4,300
Equity-basis investment	20,013	—
Security deposits	1,305	1,419
Other	—	172

	$35,102	$18,160

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company reviews the non-marketable cost-basis investments in equity securities for other than temporary declines in fair value based on prices recently paid for shares in that company, as well as changes in market conditions. The carrying values are not necessarily representative of the amounts that the Company could realize in a current transaction.

Equity-basis investment represents $20 million related to the Company’s previously announced investment in Open Inventions Network LLC (“OIN”) and the related share of OIN’s earnings for the period ended February 28, 2006.

NOTE 9—Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable at February 28, 2006 and February 28, 2005 approximated their fair values due to the short-term nature of these items. As of February 28, 2006 and February 28, 2005, the fair value of the convertible debentures was approximately $668.0 and $514.0 million, respectively.

The fair value of the Company’s short-term and long-term investments in debt securities at February 28, 2006 and February 28, 2005, differed from their historical cost by $9.7 and $10.7 million in unrealized losses, respectively. The Company had realized gains on sales of investments in debt securities of approximately $0.1 million, $2.2 million and $1.4 million during the years ended February 28, 2006, February 28, 2005 and February 29, 2004, respectively. Following is a summary of the historical cost, unrealized gain (loss) and fair values of the Company’s investments at February 28, 2006 and February 28, 2005 (in thousands):

	February 28, 2006
	Cost	Unrealized Loss	Fair Value
Short-term corporate and other debt securities	$362,427	$(1,699)	$360,728
Short-term government and agency debt securities	178,517	(1,921)	176,596

Total short-term debt securities	$540,944	$(3,620)	$537,324

Long-term corporate and other debt securities	65,495	(753)	64,742
Long-term government and agency debt securities	213,272	(5,345)	207,927

Total long-term debt securities	$278,767	$(6,098)	$272,669

Total debt securities	$819,711	$(9,718)	$809,993

The following table summarizes the maturities of the Company’s investments at February 28, 2006 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Maturity of Short and Long Term Investments	$809,993	$537,324	$222,573	$50,096	$—

	February 28, 2005
	Cost	Unrealized Loss	Fair Value
Short-term corporate and other debt securities	$151,652	$(685)	$150,967
Short-term government and agency debt securities	30,471	(410)	30,061

Total short-term debt securities	$182,123	$(1,095)	$181,028

Long-term corporate and other debt securities	216,882	(3,077)	213,805
Long-term government and agency debt securities	400,332	(6,571)	393,761

Total long-term debt securities	$617,214	$(9,648)	$607,566

Total debt securities	$799,337	$(10,743)	$788,594

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of February 28, 2006, gross unrealized gains and losses on these investments were $0.1 million and $9.8 million, respectively. The investments in debt securities mature through February 28, 2010 and $181.0 million matures in the next fiscal year. The Company evaluates investments with unrealized losses to determine if the losses are other-than-temporary. The gross unrealized losses were primarily due to changes in interest rates. The Company has determined that the gross unrealized losses at February 28, 2006 are temporary. In making this determination, the Company considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments’ cost, the length of time the investments have been in an unrealized loss position and our ability to hold the investment to maturity.

NOTE 10—Accrued Expenses

Accrued expenses were comprised of the following (in thousands):

	February 28, 2006	February 28, 2005
Wages and other compensation related expenses	$14,921	$8,340
Other trade payables	8,799	7,847
Income and other taxes payable	7,319	4,556
Other	921	322

Total accrued expenses	$31,960	$21,065

NOTE 11—Convertible Debentures

In January 2004, the Company issued $600 million in convertible senior debentures (“Debentures”) to the initial purchaser, a sophisticated, accredited investor with a pre-existing relationship with the Company , in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and the debentures were resold by the initial purchaser to qualified institutional buyers under Rule 144A under the Securities Act. Pursuant to a previously announced common stock and convertible debenture repurchase program, the Company has repurchased certain Debentures since their issuance. As of February 28, 2006, there was $570 million in principal amount of the Debentures outstanding. The Debentures mature on January 15, 2024 and bear interest at a rate of 0.5% per annum, payable semiannually on January 15 and July 15 of each year. The Debentures are senior unsecured obligations and rank equally in right of payment with all of the Company’s other existing and future unsecured and unsubordinated debt. The Debentures are convertible into approximately 22,273,000 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 39.0753 shares per $1,000 principal amount of debentures (which represents a conversion price of approximately $25.59 per share) subject to adjustment under certain conditions. The holders of the Debentures may convert their Debentures into shares of the Company’s common stock prior to stated maturity under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ending February 29, 2004 if the closing sale price of the Company’s common stock exceeds 120% of the then current conversion price for at least 20 consecutive trading days in the 30 consecutive trading-day period ending on the last trading day of the immediately preceding fiscal quarter; (2) during any 5 consecutive trading-day period immediately following any 5 consecutive trading-day period (the “Debenture Measurement Period”) in which the average trading price of the Debentures during that Debenture Measurement Period was less than 97% of the average conversion value for the Debentures during such period; however, the holders may not convert their Debentures after January 15, 2019 if on any trading day such Debenture Measurement Period the closing sale price of shares of our common stock was between the then current conversion price on the Debentures and 120% of the then current conversion price of the Debentures; (3) upon the occurrence of specified corporate transactions; or (4) if the Company has called the Debentures for redemption. Based upon the terms of the Debentures, the contingent conversion

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

features were not triggered as of February 28, 2006. The Company may redeem the Debentures, in whole or in part, in cash at any time on or after January 15, 2009. Holders of the Debentures may require the Company to redeem the Debentures, in whole or in part, in cash on January 15 of 2009, 2014 and 2019. As of February 28, 2006, no Debentures were redeemed. Accrued interest to the redemption date will be paid by the Company in any such redemption. Interest payments on the Debentures totaling $2.9 million were made during the year ended February 28, 2006. Accrued interest at February 28, 2006, was $0.4 million.

In connection with the issuance of the Debentures, the Company incurred $15.8 million of issuance costs, which primarily consisted of investment banker fees, legal and other professional fees. These costs are being amortized and are recorded as additional interest expense through January, 2009, the first scheduled date on which holders have the option to require the Company to repurchase the Debentures. Amortization expense related to the issuance costs was $3.1 million and $3.1 million for the years ended February 28, 2006 and February 28, 2005, respectively. At February 28, 2006, net debt issuance costs associated with the Debentures was $8.7 million and is recorded in other assets, net.

NOTE 12—Income Taxes

The components of the Company’s provision for income taxes consisted of the following (in thousands):

	February 28, 2006	February 28, 2005	February 29, 2004
Current:
Foreign	$4,367	$2,893	$—
Federal	—	219	—
State	—	24	—

Current tax expense	4,367	3,136	—
Deferred:
Foreign	(2,036)	(3,621)	—
Federal	—	—	—
State	—	—	—

Deferred tax expense	(2,036)	(3,621)	—

Net provision (benefit) for income taxes	$2,331	$(485)	$—

During the year ended February 28, 2006, the Company recorded $2.3 million of income tax expense, which resulted in an effective rate of 2.8%. The Company’s effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the U.S. net operating loss carryforwards. The provision for income tax expense for the year ended February 28, 2006, consists of foreign income tax expense. The Company recorded $4.3 million of foreign income tax expense and recognized a $2.0 million deferred tax benefit, due to foreign net operating losses. There was no provision for U.S. income tax expense primarily as a result of stock option exercises and related tax deductions earned in the quarter ended February 28, 2006.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets and liabilities at February 28, 2006 and February 28, 2005, consist of the following (in thousands):

	February 28, 2006	February 28, 2005
Deferred tax assets:
Domestic net operating loss carryforwards	$174,584	$159,002
Foreign net operating loss carryforwards	6,623	4,605
Accounts receivable	179	380
Allowance for inventory obsolescence	3	12
Other accruals and liabilities	1,409	366
Intangibles	291	415
Research and development credit	1,400	1,271
Alternative minimum tax credit	251	316
Goodwill	10,747	11,528
Compensation-related accruals	4,521	4,659
Deferred costs	2,007	—

Total deferred tax assets	202,015	182,554
Valuation allowance for deferred tax assets	(187,734)	(170,932)

Total deferred tax assets	14,281	11,622
Deferred tax liabilities:
Fixed and intangible assets	8,963	8,001

Total deferred tax liabilities	8,963	8,001

Net deferred tax asset	$5,318	$3,621

Net deferred tax assets are recorded in other assets, net.

As of February 28, 2006 and February 28, 2005, the Company continues to provide a full valuation allowance against its net deferred tax assets with respect to its net operating losses (“NOLs”) in the United States and Asia Pacific since realization of these benefits is not deemed more likely than not. Based on the valuation allowance as of February 28, 2006, if the Company concluded the reversal of the entire valuation allowance was appropriate, the following would be recorded: (1) approximately $17 million reduction in goodwill related to NOLs from acquisitions; (2) approximately $157 million increase to additional paid in capital related to NOLs from deductions with respect to stock options and warrants; and (3) an income tax benefit of approximately $14 million.

As of February 28, 2006, the Company had federal and state net operating loss carryforwards of approximately $451 million and $501 million respectively. These net operating loss carryforwards expire in varying amounts beginning in 2019 and 2006 for federal and state income tax purposes, respectively. A portion of the net operating loss carryforwards is reflected in additional paid-in capital with a full valuation allowance as these net operating loss carryforwards are generated by deductions related to stock options and warrants. The Company’s research and development credits begin to expire in varying amounts in 2009.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Taxes computed at the statutory federal income tax rates are reconciled to the provision for income taxes for the years ended February 28, 2006, February 28, 2005 and February 29, 2004, respectively, as follows (in thousands):

	February 28, 2006	February 28, 2005	February 29, 2004
Effective rate	2.84%	(1.08)%	0.00%
Provision at federal statutory rate, 35%	$28,705	$15,729	$4,615
State tax (net of federal tax benefit)	2,846	2,247	537
Foreign rate differential	(823)	2,053	—
Change in valuation allowance	(30,471)	(20,611)	(5,203)
Nondeductible items	2,074	97	51

Provision for income taxes	$2,331	$(485)	$—

NOTE 13—Common and Preferred Stock

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

The Company purchased 1,235,301 and 7,691,100 shares of its common stock during the fiscal years ended February 28, 2006 and February 28, 2005, respectively, at an aggregate cost of $16.7 million and $100.0 million, respectively. This amount is recorded as treasury stock on the Company’s Consolidated Balance Sheets.

Preferred Stock

At February 28, 2006, the Company has authorized 5,000,000 shares of preferred stock with a par value of $0.0001 per share. No shares of preferred stock were outstanding as of February 28, 2006 or February 28, 2005.

NOTE 14—Stock Options

The Company’s 2004 Long-Tern Incentive Plan (the “2004 Plan”) provides for the granting of stock options, among other awards, and shares of restricted stock, as well as deferred stock units and stock appreciation rights. As of February 28, 2006, 3.2 million shares of common stock were reserved for issuance upon exercise of future options to be granted to any employee, officer or director or consultant of the Company at terms and prices to be determined by the Board of Directors. The 2004 Plan provides that the purchase price per share for each option shall not be less than the fair market value of the common stock on the date of grant. The maximum contract term for an option granted is five years from the date of grant. Options granted under the 2004 Plan generally vest 25% upon completion of one full year of service and 6.25% on the first day of each subsequent three-month period. The 1999 Stock Option and Incentive Plan (the “1999 Plan”) provides that the purchase price per share for each non-qualified option should be set by the Board of Directors on the date of grant. The purchase price per share for each Incentive Stock Option (“ISO”) shall not be less than the fair market value of the common stock on the date of grant. The maximum contract term for an option granted is ten years from the date of grant. Options granted under the 1999 Plan generally vest 25% upon completion of one full year of service and 6.25% on the first day of each subsequent three-month period.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The activity for the stock option plans for the three years ended February 28, 2006 is presented in the following table:

	Shares Underlying Options	Weighted Average Exercise Price Per Share
Outstanding at February 28, 2003	27,337,078	$8.19
Granted	4,341,176	7.25
Exercised	(8,630,977)	2.72
Forfeited	(1,393,985)	15.24

Outstanding at February 29, 2004	21,653,292	9.67
Granted	5,291,000	14.87
Exercised	(2,560,319)	6.61
Forfeited	(1,372,661)	12.65

Outstanding at February 28, 2005	23,011,312	$11.05
Granted	4,387,573	15.67
Exercised	(7,326,712)	5.97
Forfeited	(1,369,058)	17.87

Outstanding at February 28, 2006	18,703,115	$13.43

The following summarizes information about the Company’s outstanding stock options at February 28, 2006:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.00-$ 3.21	1,779,332	5.6	$0.59	1,779,332	$0.59
$ 3.22-$ 6.41	3,575,590	5.9	$5.09	3,024,277	$5.00
$ 6.42-$ 9.62	2,028,977	6.9	$7.44	1,431,457	$7.52
$ 9.63-$12.03	829,557	4.0	$11.01	132,213	$11.32
$12.04-$16.03	6,629,880	4.7	$13.98	811,136	$13.41
$16.04-$19.24	669,653	6.2	$17.60	255,797	$17.68
$19.25-$22.44	723,645	6.4	$21.28	443,402	$21.27
$22.45-$28.86	2,018,653	5.2	$26.18	1,508,860	$26.67
$28.87-$32.06	61,650	4.7	$29.27	—	$—
$32.07 and over	386,178	3.7	$86.13	386,178	$86.13

	18,703,115	5.4	$13.43	9,772,652	$12.97

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15—Commitments and Contingencies

As of February 28, 2006, the Company leased office space and certain equipment under various non-cancelable operating leases. Future minimum lease payments required under the operating leases at February 28, 2006 are as follows (in thousands):

Fiscal Year	Operating Leases
2007	$6,176
2008	5,422
2009	4,955
2010	4,387
2011	3,508
Thereafter	32,269

Total minimum lease payments	$56,717

Rent expense under operating leases was $5.8 million, $5.4 million and $5.3 million for the fiscal years ended February 28, 2006, February 28, 2005 and February 29, 2004, respectively. During the fiscal year ended February 28, 2006, the Company paid off all its capital leases.

In January 2002, the Company assumed the lease obligation of an unrelated third party for an office building which serves as the Company’s headquarters. This lease terminates in June 2020. As compensation to the Company for assuming this obligation, the third party paid rent on the Company’s behalf from the commencement of the sublease until February 2003, is allowing the Company the use of all furniture and fixtures, including building improvements, that were in the building at the time of the commencement of the sublease, and paid the Company a certain monthly amount through October 2002, to offset the operating expenses of this building, all of which was valued in the aggregate at $5.9 million. Included in the aggregate amount was $3.6 million representing the fair value of furniture and fixtures. This credit balance began to amortize, as a reduction to related rent expense, in fiscal 2004 and will continue to do so until the lease terminates in June 2020. The furniture and fixtures are being depreciated over a period of seven years. As of February 28, 2006, the carrying amount of long-term deferred lease credit was $5.0 million.

Product Indemnification

The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party from losses arising in connection with the Company’s services or products, or from losses arising in connection with certain events defined within a particular contract, which may include litigation or claims relating to intellectual property infringement, certain losses arising from damage to property or injury to persons or other matters. In each of these circumstances, payment by the Company is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claims. Further, the Company’s obligations under these agreements may in certain cases be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by the Company.

It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the facts and circumstances involved in each particular agreement. The Company does not record a liability for claims related to indemnification unless the Company concludes that the likelihood of a material claim is probable and estimable. Historically, payments pursuant to these indemnifications have been immaterial.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—Legal Proceedings

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

Commencing on or about March 29, 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. On August 8, 2001, Chief Judge Michael Mukasey of the U.S. District Court for the Southern District of New York issued an order that transferred all of the so-called IPO allocation actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings (Case No. 21 MC 92). The court has consolidated the actions into a single action. The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages. No discovery has occurred to date. The individual director and officer defendants have been dismissed from the case without prejudice. The Company believes these complaints are without merit and will defend itself vigorously in this matter. There can be no assurance, however, that this matter will be resolved in the Company’s favor. The Company, among other issuers, the plaintiffs, and the insurers, have agreed, in concept, to a proposed settlement whereby the Company would be released from this litigation without further payment from the Company. That proposed settlement has been submitted to the court for its consideration, and the court has accepted the proposed settlement subject to certain amendments. A fairness hearing on the proposed settlement was held on April 24, 2006.

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

In the summer of 2004, 14 class action lawsuits were filed against the Company and several of its present and former officers on behalf of investors who purchased the Company’s securities during various periods from

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of North Carolina. In each of the actions, plaintiffs seek to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arise in connection with the Company announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs assert that certain present and former officers (the “Individual Defendants”) and the Company variously violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs seek unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in the Company’s common stock, disgorgement by the Company’s chief executive office and former chief financial officer of certain compensation and profits from trading in the Company’s common stock pursuant to Section 304 of the Sarbanes-Oxley Act of 2002, and other relief. As of September 8, 2004, all of these class action lawsuits were consolidated into a single action referenced as Civil Action No. 5:04-CV-473BR and titled In re Red Hat, Inc. Securities Litigation. Lead counsel and lead plaintiff in the case have now been designated, and on May 6, 2005, the plaintiffs filed an amended consolidated class action complaint. On July 29, 2005, the Company, on behalf of itself and the Individual Defendants, filed a motion to dismiss the action for failure to state a claim upon which relief may be granted. Also on that date PricewaterhouseCoopers LLP (“PwC”), another defendant, filed a separate motion to dismiss. On May 12, 2006, the Court issued an order granting the motion to dismiss the Securities Exchange Act claims against several of the Individual Defendants, but denying the motion to dismiss the Securities Exchange Act claims against the Company, its chief executive officer and its former chief financial officer. The Court dismissed the claims under the Sarbanes-Oxley Act in their entirety, and also granted PwC’s motion to dismiss. The Company intends to vigorously defend the remaining claims in this class action lawsuit. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

In addition to the class action claims, a purported shareholder derivative action was filed in connection with the Restatement on August 20, 2004, in the Wake County Superior Court in North Carolina (Civil Action No. 04-CVS-11746), against certain present and former officers and directors of the Company and also naming the Company as a nominal defendant. This suit was subsequently assigned to the North Carolina Business Court. The suit claims that certain of the Company’s present and former officers and directors breached their fiduciary duties to the Company’s stockholders and to the Company. The complaint is derivative in nature and does not seek relief from the Company. On July 21, 2005, plaintiff filed an amended complaint, and defendants subsequently filed a motion to dismiss based on the amended complaint that is now pending before the court. On March 13, 2006, the court ordered the case dismissed with prejudice, and on April 12, 2006, that order became final.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also experiences other routine litigation in the normal course of our business. The Company believes that the outcome of this routine litigation will not have a material adverse effect on its consolidated financial position and results of operations.

NOTE 17—Employee Benefit Plans

401(k) Plan

The Company provides a retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended (“IRC”). Participants may elect to contribute a portion of their annual compensation to the plan, after complying with certain limitations set by the IRC. Employees are eligible to participate in the plan if they are over 21 years of age. The Company has the option to make contributions to the plan and contributed $0.8 million, $0.5 million and $0.3 million to the plan for the years ended February 28, 2006, February 28, 2005 and February 29, 2004, respectively.

Employee Stock Purchase Plan

In 1999, the Company’s stockholders approved the 1999 Employee Stock Purchase Plan (the “Plan”), under which 1,500,000 shares of the Company’s common stock could be sold to employees. The Plan provides that participants may authorize the Company to withhold up to the lesser of 15% or $12,500 of their earnings on a semi-annual basis, to purchase shares of stock at a price equal to the lesser of 85% of the fair value of the stock as of the first business day of the period or the last business day of the period. The Plan will terminate at the earlier of the date that all 1,500,000 shares have been sold or at June 2, 2009. During the years ended February 28, 2006, February 28, 2005 and February 29, 2004, 283,000, 194,000 and 230,000 shares, respectively, of the Company’s common stock were sold under the Plan. The Company’s Board of Directors has indefinitely suspended future offerings under the Plan.

NOTE 18—Subsequent Event

On April 7, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, upon the satisfaction or waiver of the conditions in the Merger Agreement, the Company will acquire JBoss, Inc., a Delaware corporation (“JBoss”). The base consideration to be paid by the Company at the closing pursuant to the Merger Agreement for all the outstanding equity of JBoss is approximately $350 million. The Company is also obligated to pay an additional approximately $70 million pursuant to the Merger Agreement at specified times during the two years after the closing upon the achievement of certain performance milestones related to sales of JBoss products and services during calendar years 2006 and 2007. The consideration to be paid by the Company in connection with the merger will consist of approximately 40% in cash and approximately 60% in shares of Red Hat common stock. The number of shares to be issued by the Company will be calculated based on the average closing price for such shares over a 20-trading day period preceding the closing. The amount of consideration to be paid is subject to adjustment based on net working capital of JBoss on the closing date.

The closing of the transaction is conditioned upon customary closing conditions, including the receipt of any necessary regulatory approvals. The stockholders of JBoss approved the merger on April 7, 2006.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19—Unaudited Quarterly Results

Below is unaudited condensed quarterly results for the years ended February 28, 2006 and February 28, 2005 (in thousands, except per share amounts):

	Year Ended February 28, 2006 Unaudited
	4th Quarter	3rd Quarter	2nd Quarter (c)	1st Quarter (c)
	(in thousands, except per share data)
Revenue:
Subscription revenue	$66,665	$60,211	$54,327	$49,240
Training and services revenue	12,056	12,901	11,391	11,540

Total subscription and training and services revenue	$78,721	$73,112	$65,718	$60,780
Gross profit	$66,293	$61,255	$53,466	$48,152
Income from continuing operations	$19,761	$18,749	$11,927	$7,647
Other income and expense, net	$7,452	$6,645	$8,220	$7,735
Net income	$27,317	$23,203	$16,732	$12,435
Diluted net income (b)	$28,740	$24,565	$18,079	$13,964
Net income per common share (a):
Basic	$0.15	$0.13	$.09	$.07
Diluted	$0.13	$0.12	$.09	$.07
Weighted average shares outstanding:
Basic	180,898	177,615	177,208	176,781
Diluted	213,482	211,783	208,583	206,907

(a)	Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per common share.
(b)	Diluted net income is computed by adjusting net income for the interest expense and amortization of debt issuance costs associated with the Debentures, assuming the Debentures were converted to common stock.
(c)	Amortization of identifiable intangible assets, which was previously reported as a separate line item on the Consolidated Statements of Operations has been reclassified to conform with current period presentation. The impact of the reclassification was a reduction of $660 thousand to gross profit, with no change to income from continuing operations, for the 1st and 2nd quarters of the year ended February 28, 2006.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended February 28, 2005 Unaudited
	4th Quarter (c)	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except per share data)
Revenue:
Subscription revenue	$46,410	$39,222	$34,925	$30,568
Training and services revenue	11,043	11,703	11,399	11,196

Total subscription and training and services revenue	$57,453	$50,925	$46,324	$41,764
Gross profit	$46,246	$40,836	$37,478	$33,419
Income from continuing operations	$7,467	$7,591	$6,744	$5,144
Other income and expense, net	$4,373	$3,700	$4,440	$5,773
Net income	$11,840	$10,844	$11,825	$10,917
Diluted net income (b)	$13,387	$12,449	$13,366	$12,435
Net income per common share (a):
Basic	$0.07	$0.06	$0.06	$0.06
Diluted	$0.06	$0.06	$0.06	$0.06
Weighted average shares outstanding:
Basic	178,233	182,340	183,422	182,482
Diluted	210,956	215,671	218,836	219,078

(a)	Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per common share.
(b)	Diluted net income is computed by adjusting net income for the interest expense and amortization of debt issuance costs associated with the Debentures, assuming the Debentures were converted to common stock.
(c)	Amortization of identifiable intangible assets, which was previously reported as a separate line item on the Consolidated Statements of Operations has been reclassified to conform with current period presentation. The impact of the reclassification was a reduction of $614 thousand to gross profit, with no change to income from continuing operations, for the 4th quarter of the year ended February 28, 2005.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our accountants on accounting and financial disclosure matters.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter ended February 28, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

Part III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We intend to file with the Securities and Exchange Commission a definitive proxy statement with respect to the Annual Meeting of Stockholders to be held on August 17, 2006. The information under the sections entitled “Board of Director and Corporate Governance Information,” “Compensation and Other Information Concerning Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” from our definitive proxy statement for the annual meeting of stockholders, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended February 28, 2006 (the “2006 Proxy Statement”), is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the section entitled “Compensation and Other Information Concerning Executive Officers” from the 2006 Proxy Statement is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Compensation and Other Information Concerning Executive Officers” from the 2006 Proxy Statement is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the section entitled “Compensation and Other Information Concerning Executive Officers” from the 2006 Proxy Statement is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the section entitled “Ratification of Selection of Registered Public Accounting Firm” from the 2006 Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report under “Item 8—Financial Statements and Supplementary Data”:

1.	Financial Statements:

Report of Independent Registered Public Accounting Firm	49

Consolidated Balance Sheets at February 28, 2006 and February 28, 2005	51

Consolidated Statements of Operations for the years ended February 28, 2006, February 28, 2005 and February 29, 2004	52

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended February 28, 2006, February 28, 2005 and February 29, 2004	53

Consolidated Statements of Cash Flows for the years ended February 28, 2006, February 28, 2005 and February 29, 2004	54

Notes to Consolidated Financial Statements	55

2. Financial Statement Schedules:

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3. List of Exhibits:

Exhibit No.	Description of Exhibit
3.1+

Third Amended and Restated Certificate of Incorporation, as amended, of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form 10Q/A filed with the SEC on October 16, 2001 (File no. 000-26281))

3.2+

Amended and Restated By-laws, as amended, of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on January 14, 2000 (File no. 333-94775))

4.1+

Specimen certificate representing the common stock of the registrant (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on January 14, 2000 (File no. 333-94775))

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

10.6+*	Red Hat, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the SEC on September 23, 2004 (File no. 000-026281)

Exhibit No.	Description of Exhibit
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

10.11+*	Amendment to Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report filed on form 8-K with the SEC on January 6, 2006 (File No. 000-26281))

10.12+*	Amendment to Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report filed on form 8-K with the SEC on January 6, 2006 (File No. 000-26281))

10.13+*

Form of Non-Qualified Stock Option Agreement pursuant to Red Hat, Inc. 1999 Stock Option and Incentive Plan, as amended (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the SEC on May 16, 2005 (File No. 000-26281))

10.14+*

Form of Incentive Plan and Stock Option Agreement pursuant to Red Hat, Inc. 1999 Stock Option and Incentive Plan, as amended (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the SEC on May 16, 2005 (File No. 000-26281))

10.15+*

Form of 2004 Long-Term Incentive Plan Director Deferred Stock Unit Agreement (with vesting) (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the SEC on May 16, 2005 (File No. 000-26281))

10.16+*

Form of 2004 Long-Term Incentive Plan Director Deferred Stock Unit Agreement (vested) (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the SEC on May 16, 2005 (File No. 000-26281))

10.17+*

Form of Non-Qualified Stock Option Agreement for Directors (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report filed on Form 8-K with the SEC on December 21, 2004 (File No. 000-26281))

10.18+*

Form of Non-Qualified Stock Option Agreement for Executives (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report filed on Form 8-K with the SEC on December 21, 2004 (File No. 000-26281))

10.19+*	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of registrant’s Quarterly Report filed on form 10-Q with the SEC on January 9, 2006 (File No. 000-26281))

10.20+*	Form of Amendment to Equity Awards of Executive (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report filed on form 8-K with the SEC on December 21, 2004 (File No. 000-26281))

10.21+*	Executive Variable Compensation Plan (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on October 12, 2004 (File No. 000-26281))

Exhibit No.	Description of Exhibit

10.22+*-

Executive Variable Compensation Plan 2006 Performance Objectives (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report filed on form 10-Q with the SEC on July 11, 2005 (File No. 000-26281))

10.23+*	2004 Independent Director Compensation Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on October 12, 2004 (File No. 000-26281))

10.24+*

Letter Agreement by and between registrant and Charles E. Peters, Jr. (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report filed on Form 10-Q filed with the SEC on October 12, 2004 (File No. 000-26281))

10.25+*	Letter Agreement by and between the registrant and Paul J. Cormier dated April 17, 2001 (incorporated by reference to Exhibit 10.26 to the registrant’s Annual Report filed on Form 10-K with the SEC on May 15, 2005 (File No. 000-26281))

10.26+*	Letter Agreement by and between the registrant and Alex Pinchev dated March 18, 2003 (incorporated by reference to Exhibit 10.26 to the registrant’s Annual Report filed on Form 10-K with the SEC on May 15, 2005 (File No. 000-26281))

10.27+*	Letter Agreement by and between the registrant and Joanne Rohde dated January 8, 2004 (incorporated by reference to Exhibit 10.26 to the registrant’s Annual Report filed on Form 10-K with the SEC on May 15, 2005 (File No. 000-26281))

10.28+*	Letter Agreement by and between the registrant and Michael R. Cunningham dated April 16, 2004 (incorporated by reference to Exhibit 10.26 to the registrant’s Annual Report filed on Form 10-K with the SEC on May 15, 2005 (File No. 000-26281))

10.29*	Summary of Executive and Director Compensation

10.30+*	Senior Management Change in Control Severance Policy (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report filed on Form 8-K with the SEC on June 30, 2005 (File No. 000-26281))

10.31+*-	Limited Liability Company Agreement of Open Inventions Network dated November 8, 2005 (incorporated by reference to Exhibit 10.1 of registrant’s Quarterly Report filed on form 10-Q with the SEC on January 9, 2006 (File No. 000-26281))

10.32+*	Executive Base Salaries and Target Bonus Amounts (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report filed on Form 8-K with the SEC on July 22, 2005 (File No. 000-26281))

21.1	Subsidiaries of Red Hat, Inc.

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description of Exhibit

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

*	Indicates a management contract or compensatory plan, contract or arrangement
+	Previously filed
-	Indicates confidential treatment requested as to certain portions of this exhibit, which have been filed separately with the Securities and Exchange Commission

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

By:	/s/ MATTHEW J. SZULIK
Matthew J. Szulik
President and Chief Executive Officer

Date: May 12, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW J. SZULIK Matthew J. Szulik	Chief Executive Officer, President and Chairman of the Board of Directors (principal executive officer)	May 12, 2006

/s/ CHARLES E. PETERS, JR. Charles E. Peters, Jr.	Executive Vice President and Chief Financial Officer (principal financial officer)	May 12, 2006

/s/ GABRIELA GONZALEZ Gabriela Gonzalez	Controller (principal accounting officer)	May 12, 2006

/s/ W. STEVE ALBRECHT W. Steve Albrecht	Director	May 12, 2006

/s/ MARYE ANNE FOX, PH.D. Marye Anne Fox, Ph.D.	Director	May 12, 2006

/s/ NARENDRA GUPTA Narendra Gupta	Director	May 12, 2006

/s/ WILLIAM S. KAISER William S. Kaiser	Director	May 12, 2006

/s/ EDWARD KOZEL Edward Kozel	Director	May 12, 2006

/s/ EUGENE MCDONALD Eugene McDonald	Director	May 12, 2006

/s/ HENRY HUGH SHELTON Henry Hugh Shelton	Director	May 12, 2006