Form 10-Q
period 2006-05-31
RED HAT INC
filed 2006-07-10
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒            Accelerated filer ☐            Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of June 30, 2006, there were 190,656,670 shares of common stock outstanding.

RED HAT, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands—except share and per share amounts)

	May 31, 2006 (unaudited)	February 28, 2006
ASSETS
Current assets:
Cash and cash equivalents	$596,917	$267,547
Investments in debt securities	335,383	537,324
Accounts receivable, net of allowances for doubtful accounts of $2,531 and $1,984, respectively	65,361	59,792
Prepaid expenses and other current assets	18,315	16,576

Total current assets	1,015,976	881,239
Property and equipment, net of accumulated depreciation and amortization of $38,964 and $35,443, respectively	36,714	35,822
Goodwill	73,757	75,942
Identifiable intangibles, net	12,385	13,467
Investments in debt securities	205,308	272,669
Other assets, net	35,835	35,102

Total assets	$1,379,975	$1,314,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,661	$5,627
Accrued expenses	30,772	31,960
Deferred revenue	183,462	162,934
Other current obligations	536	401

Total current liabilities	221,431	200,922
Deferred lease credits	4,937	4,994
Long term deferred revenue	71,287	60,554
Other long term obligations	77	213
Convertible debentures	570,000	570,000
Commitments and contingencies	—	—
Stockholders’ equity:
Minority interest	488	771
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,0000 shares authorized, 195,049,249 and 194,043,220 shares issued, and 183,979,023 and 183,115,666 shares outstanding at May 31, 2006 and February 28, 2006, respectively	19	19
Additional paid-in capital	781,852	763,906
Deferred compensation	—	(2,418)
Accumulated deficit	(138,246)	(152,113)
Treasury stock at cost, 11,070,226 and 10,927,554 shares at May 31, 2006 and February 28, 2006, respectively	(124,298)	(124,125)
Accumulated other comprehensive loss	(7,572)	(8,482)

Total stockholders’ equity	512,243	477,558

Total liabilities and stockholders’ equity	$1,379,975	$1,314,241

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands—except per share amounts)

(Unaudited)

	Three Months Ended
	May 31, 2006	May 31, 2005
Revenue:
Subscription revenue	$71,492	$49,240
Training and services revenue	12,510	11,540

Total subscription and training and services revenue	84,002	60,780

Cost of subscription and training and services revenue:
Cost of subscription revenue	5,996	5,834
Cost of training and services revenue	7,449	6,794

Total cost of subscription and training and services revenue	13,445	12,628

Gross profit	70,557	48,152
Operating expense:
Sales and marketing	30,501	20,314
Research and development	13,815	9,848
General and administrative	13,629	10,343

Total operating expense	57,945	40,505

Income from operations	12,612	7,647
Other income and expense, net	10,702	7,735
Interest expense	(1,484)	(1,566)

Income before provision for income taxes	21,830	13,816
Provision for income taxes	8,077	1,381

Net income	$13,753	$12,435

Basic net income per common share	$0.07	$0.07

Diluted net income per common share	$0.07	$0.07

Weighted average shares outstanding
Basic	183,579	176,781
Diluted	214,325	206,907

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	May 31, 2006	May 31, 2005
Cash flows from operating activities:
Net income	$13,753	$12,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,344	3,547
Deferred income taxes	5,411	(193)
Share-based compensation expense	7,626	1,166
Excess tax benefits from share-based payment arrangements	(2,135)	—
Gain from repurchase of convertible debentures	—	(1,596)
Amortization of debt issuance costs	752	782
Provision for doubtful accounts	501	84
Other	(279)	41
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable	(3,492)	596
Prepaid expenses and other current assets	(1,299)	(1,404)
Accounts payable	109	(4,101)
Accrued expenses	1,550	2,464
Deferred revenue	25,457	22,486
Other assets	75	297

Net cash provided by operating activities	52,373	36,604

Cash flows from investing activities:
Purchase of investment securities	(7,332)	(8,600)
Proceeds from sales and maturities of investment securities	278,031	91,286
Acquisitions of businesses, net of cash acquired	(1,911)	—
Purchase of other investments	—	(767)
Purchase of property and equipment	(3,878)	(3,272)

Net cash provided by investing activities	264,910	78,647

Cash flows from financing activities:
Excess tax benefits from share-based payment arrangements	2,135	—
Repurchase of convertible debentures	—	(8,210)
Proceeds from issuance of common stock under Employee Stock Purchase Plan	305	727
Proceeds from exercise of common stock options	7,330	1,706
Purchase of treasury stock	(173)	(5,128)
Structured stock repurchase	—	1,031
Other financing	—	(332)

Net cash provided by (used in) financing activities	9,597	(10,206)

Effect of foreign currency exchange rates on cash and cash equivalents	2,490	(846)
Net increase in cash and cash equivalents	329,370	104,199
Cash and cash equivalents at beginning of year	267,547	140,169

Cash and cash equivalents at end of year	$596,917	$244,368

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

NOTE 2—Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three months ended May 31, 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months ended May 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2007. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and all of its wholly-owned subsidiaries. Entities that are not wholly-owned, but for which a controlling financial interest is maintained by the Company are consolidated. The non-controlling interest of these entities is presented as a separate component of stockholders’ equity. All significant inter-company accounts and transactions are eliminated in consolidation. There are no foreign exchange restrictions on our foreign subsidiaries.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets. No impairment losses were recognized by the Company for the three months ended May 31, 2006 and May 31, 2005.

Reclassifications

Certain prior period amounts were reclassified to conform with current period presentation. For example, prior to fourth quarter of fiscal 2006, the Company reported its results in two reportable segments aligned by product: enterprise technologies and embedded technologies. The embedded product is no longer significant in terms of revenue, no longer separately managed and no longer considered a separate business unit. Accordingly, the Company has reclassified its prior period financial results to conform with current period presentation.

Cash and Cash Equivalents

The Company considers investments purchased with a maturity period of three months or less at the date of purchase to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts:

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience by industry and regional economic data. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company feels it is probable the receivable will not be recovered. The Company does not have off-balance-sheet credit exposure related to its customers. Accounts receivable includes earnings in excess of billings of $1.7 million and $1.5 million at May 31, 2006 and February 28, 2006, respectively.

Investments in Debt Securities

The Company’s investments at May 31, 2006 and February 28, 2006 are in debt securities which are classified as available for sale and carried at market value in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. These investments are classified as either a cash equivalent, current asset (Investments in debt securities-current) or long-term asset (Investments in debt securities-long term) based on their time to maturity at date of purchase by the Company. Investments with a maturity date of one year or less from the balance sheet date are classified as a current asset and those with a maturity date of greater than one year are classified as a long-term asset. The average maturity period of the Company’s investment in debt securities was 0.6 years at May 31, 2006 and 0.7 years at February 28, 2006. The Company’s investments are considered available for sale as these securities could be sold at any time in response to needs for liquidity, changes in the availability of and the yield on alternative instruments or changes in funding sources or terms. The Company had unrealized gains of $1.4 million and $1.3 million related to these investments during the three months ended May 31, 2006 and May 31, 2005, respectively, which is recorded as other comprehensive income, a separate component of stockholders’ equity.

Internal Use Software

In accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalized $1.6 million and $2.4 million in costs related to the development of internal use software for its website, enterprise resource planning system and systems management applications during the three months ended May 31, 2006 and May 31, 2005, respectively. The Company amortizes the costs of computer software developed for internal use on a straight-line basis over an estimated useful life of five years. The carrying value of internal use software is included in property and equipment on the Consolidated Balance Sheets.

Capitalized Software Costs

Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. As a result of the Company’s practice of releasing source code that it has developed on a weekly basis for unrestricted download on the Internet, there is generally no passage of time between achievement of technological feasibility and the availability of the Company’s product for general release. Therefore, the Company has no capitalized software development costs at May 31, 2006 and February 28, 2006.

Property and Equipment

Property and equipment is primarily comprised of furniture, computer equipment, computer software and leasehold improvements which are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives as follows: furniture and fixtures, seven years; computer equipment, three years; computer software, five years; leasehold improvements, over the lesser of the estimated remaining useful life of the asset or the remaining term of the lease. Expenditures for maintenance and repairs are charged to operations as incurred; major expenditures for renewals and betterments are capitalized and depreciated. Property and equipment acquired under capital leases are depreciated over the lesser of the estimated remaining useful life of the asset or the remaining term of the lease.

Other Assets

Other assets include debt issue costs, security deposits which are expected to be refunded to the Company upon termination of certain leases, and investments in other companies accounted for using the equity and cost-basis methods of accounting.

The costs related to the issuance of the convertible debentures, which closed on January 12, 2004, were capitalized and are being amortized to interest expense through January, 2009, the first scheduled date on which holders have the option to require the Company to repurchase the convertible debentures. Issuance costs related to the Company’s convertible debentures totaled $15.8 million and primarily consisted of investment banking fees, legal and other professional fees. Amortization expense, which is included in interest expense, was $0.8 million for the three months ended May 31, 2006 and May 31, 2005.

Share-Based Compensation

Prior to March 1, 2006, the Company accounted for share-based compensation pursuant to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and accordingly no compensation expense was recorded for stock options or other share-based awards to employees and non-employee directors that were granted with an exercise price equal to or above the market value per share of the Company’s common stock on the grant date. For awards granted with an exercise price less than the market value of the Company’s stock on the grant date, the award’s intrinsic value was recorded as deferred compensation and reported as a separate component of stockholders’ equity. The deferred compensation was amortized to compensation expense over the vesting period of the award.

Effective March 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), using the modified-prospective transition method. Under the modified-prospective method, compensation costs recognized in the three months ended May 31, 2006 includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of March 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation costs for all share-based awards granted on or subsequent to March, 1 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the provisions of the modified prospective transition method, results for prior periods have not been restated.

The following summarizes share-based compensation expense recognized in our Consolidated Financial Statements for the three months ended May 31, 2006 and May 31, 2005 (in thousands):

	May 31, 2006 (unaudited)	May 31, 2005 (unaudited)
Cost of revenue	$510	$—
Sales and marketing	2,117	7
Research and development	1,497	48
General and administrative	3,502	1,111

Total share-based compensation	$7,626	$1,166

Prior to the adoption of SFAS 123R, had the Company realized the tax benefits from deductions resulting from the exercise of share-based awards, it would have presented such tax benefits as a source of operating cash flow in its Consolidated Statements of Cash Flows. SFAS No. 123R requires that the portion of benefits resulting from tax deductions in excess of the award’s original grant date fair value, the “excess tax benefits” be presented as a source of cash flow from financing activities. In the three months ended May 31, 2006 the Company recognized a $3.3 million income tax benefit from share-based awards exercised during the current period of which $2.1 resulted from tax deductions in excess of the original fair value of the awards as previously reported on a pro-forma basis under SFAS 123. These excess tax benefits are reported on the Company’s Consolidated Statements of Cash Flows as cash provided by financing activities.

In November 2005, the Financial Accounting Standards Board (the “FASB”), issued FASB Staff Position FAS 123(R)-3, Transition Election to Accounting for the Tax Effects of Share-based payment awards. This Staff Position requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS 123R or an alternative method as described in the Staff Position. An entity that adopts SFAS 123R using the modified prospective method may make a one-time election to adopt the transition guidance described in this Staff Position. The Company has until February 28, 2007 to evaluate the available transition alternatives and make its one-time election. The Company is still evaluating whether it will adopt the alternative method for calculating its additional-paid-in-capital pool described in FASB Staff Position FAS 123(R)-3. Adoption of the alternative method set forth in the Staff Position is not expected to have a material impact on the Consolidated Financial Statements.

The fair value of options granted during the three months ended May 31, 2006 under the provisions of SFAS 123R and the three months ended May 31, 2005 under the provisions of SFAS 123 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the following weighted average assumptions:

	May 31, 2006 (unaudited)	May 31, 2005 (unaudited)
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	4.86%	3.65%
Expected volatility (1)	49.09%	77.13%
Expected life (in years) (2)	3.27	3
Weighted average fair value of options granted during the quarter	$11.18	$5.56

(1)	The expected volatility rate for options granted during the three months ended May 31, 2006 was estimated based on an equal weighting of historical volatility of the Company’s common stock over a period of approximately 3.27 years and the implied volatility of publically traded options for the Company’s common stock.
(2)	The expected term for options granted during the three months ended May 31, 2006 was determined by assuming a midpoint hypothetical settlement scenario which incorporates unsettled options into the term estimate by assuming all vested, outstanding options are settled mid-way between the date of review, May 22, 2006, and the options’ expiration.

Estimated annual forfeitures: SFAS 123R requires the application of an estimated forfeiture rate. An expected forfeiture rate of 15% per annum, which approximates the Company’s historical rate, was applied to (a) unvested options granted prior to adoption and (b) all options granted since adoption. Awards are adjusted to actual forfeiture rates at vesting. The Company expects to reassess its estimated forfeiture rate annually or when new information, including actual forfeitures indicate a change is appropriate.

Sales and Marketing Expenses

Sales and marketing expenses consist of costs, including salaries, sales commissions and related expenses, such as travel, of all personnel involved in the sales and marketing process. Sales and marketing expenses also include costs of advertising, sales lead generation programs, cooperative marketing arrangements and trade shows. All costs of advertising, including cooperative marketing arrangements, are expensed as incurred. Advertising expense totaled $4.3 million and $2.8 million for the three months ended May 31, 2006 and May 31, 2005, respectively.

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

Deferred Taxes

The Company accounts for income taxes using the liability method that requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of its assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The Company has recorded a full valuation allowance against the majority of its deferred tax assets due to uncertainty of realization of these deferred tax assets. The Company recorded a net tax expense of $8.1 million for the three months ended May 31, 2006 and $1.4 million for the same period ended May 31, 2005.

The Company continues to assess the realizability of its deferred tax assets, which primarily consist of net operating losses from stock option expense deductions in the United States. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making this assessment, management considers the historical trend of taxable losses, projected future taxable income and the reversal of deferred tax liabilities. As of May 31, 2006, the net deferred tax asset balance was $189.9 million of which $184.5 million is offset by a valuation allowance and is included in prepaid expenses and other current assets. The Company continues to provide a valuation allowance against its deferred tax assets arising from tax losses in the United States and Asia Pacific due primarily to (i) cumulative tax losses, (ii) uncertainty related to the amount of future stock option exercises and related tax deductions generated, and (iii) inherent difficulties in forecasting future taxable income as a result of rapidly changing technology and the Company’s competitive environment.

Foreign Currency Translation

The Euro has been determined to be the functional currency for the Company’s European operations and local currencies have been determined to be the functional currencies for the Company’s Asian operations.

Foreign exchange gains and losses, which result from the process of remeasuring foreign currency transactions into the appropriate functional currency, are included in other income and expense, net in the Company’s Consolidated Statements of Operations. The translation of foreign currency financial statements into U.S. Dollars is included in other comprehensive income, which is a separate component of stockholders’ equity. Net foreign exchange losses, included in other income, were $0.5 million and $0.2 million for the three months ended May 31, 2006 and May 31, 2005, respectively.

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

For the three months ended May 31, 2006 and May 31, 2005, there were no individually significant customers from which the Company generated revenue.

Net Income Per Common Share

The Company computes net income per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”), SEC Staff Accounting Bulletin No. 98 (“SAB 98”) and Emerging Issues Task Force No. 04-8, The Effect of Contingently Convertible Instruments on Diluted EPS.

Under the provisions of SFAS 128 and SAB 98, basic net income per common share (“Basic EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share (“Diluted EPS”) is computed by dividing net income adjusted for interest expense and amortization of debt issuance costs associated with the convertible debentures, by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of shares issuable upon the exercise of stock options and convertible securities such as our convertible debentures. Diluted net income per share for the three months ended May 31, 2006 and May 31, 2005, assumes the conversion of the convertible debentures using the “if converted” method.

The following table reconciles the numerators and denominators of the earnings per share calculation for the three months ended May 31, 2006 and May 31, 2005 (in thousands, except per share amounts):

	Three Months Ended (unaudited)
	May 31, 2006	May 31, 2005
Diluted net income per share computation:
Net income	$13,753	$12,435
Interest expense on convertible debt, net of related tax	463	747
Amortization of debt issuance costs, net of related tax	489	782

Net income—diluted	$14,705	$13,964

Weighted Average common shares outstanding	183,579	176,781
Incremental shares attributable to assumed exercise of outstanding options	8,473	6,889
Incremental shares attributable to assumed exercise of convertible debentures	22,273	23,237

	214,325	206,907
Diluted net income per share	$0.07	$0.07

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

Previously the Company reported its results in two reportable segments aligned by product; enterprise technologies and embedded technologies. The embedded product is: no longer significant in terms of revenue, no longer separately managed and no longer considered a separate business unit. Accordingly, the Company has reclassified its prior period financial results to conform with current period presentation.

The Company has international sales offices in more than 30 locations around the world, including offices in Australia, Canada, China, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Korea, Netherlands, Singapore, Spain, Sweden, United Kingdom, and the United States. The Company manages its international business on an Americas-wide, EMEA-wide and Asia Pacific-wide basis. The following disclosure aggregates individually immaterial international operations and separately discloses the significant international operations as of and for the three months ended May 31, 2006 and May 31, 2005 (in thousands):

	Americas	EMEA	Asia Pacific	Total

	Three Months Ended May 31, 2006 (unaudited)
Revenue from unaffiliated customers	$56,162	$14,919	$12,921	$84,002
Net income (loss)	$13,161	$1,151	$(559)	$13,753
Total assets	$1,284,891	$54,017	$41,067	$1,379,975

	Americas	EMEA	Asia Pacific	Total

	Three Months Ended May 31, 2005 (unaudited)
Revenue from unaffiliated customers	$41,303	$10,709	$8,768	$60,780
Net income (loss)	$13,198	$(267)	$(496)	$12,435
Total assets	$1,087,525	$38,121	$32,129	$1,157,775

Revenues from unaffiliated customers in the United States, the Company’s country of domicile, were approximately $53.2 million and $41.3 million for the three months ended May 31, 2006 and May 31, 2005, respectively. Revenues in Japan totaled $7.7 million and $5.0 million for the three months ended May 31, 2006 and May 31, 2005, respectively. In terms of revenue, Japan was the only individually material country outside the United States.

Comprehensive Income

The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income for the three months ended May 31, 2006 and May 31, 2005 was as follows (in thousands):

	Three Months Ended (unaudited)
	May 31, 2006	May 31, 2005
Comprehensive income:
Net income	$13,753	$12,435
Foreign currency translation adjustments, net of taxes	(213)	(9)
Change in unrealized losses on marketable securities, net of taxes	856	1,277

Total comprehensive income, net of taxes	$14,396	$13,703

As of May 31, 2006 and February 28, 2006, the Company held investments in debt securities with an unrealized loss of $8.4 million and $9.7 million, respectively.

NOTE 3—Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the Company completed the annual impairment test as of February 28, 2006 and no goodwill impairment was deemed necessary. The following is a summary of goodwill for the three months ended May 31, 2006 (in thousands):

(unaudited)
Balance at February 28, 2006	$75,942
Add: acquisitions (1)	2,721
Less: tax benefits related to acquired NOL carryforwards (2)	(5,063)
Impact of foreign currency fluctuations and other	157

Balance at May 31, 2006	$73,757

(1)	Goodwill additions represent the excess of purchase price over tangible and identifiable intangible assets of acquired businesses operating in Argentina and Brazil.
(2)	During the three months ended May 31, 2006, the Company utilized certain net operating losses (“NOL’s”) related to acquisitions completed in prior years. The deferred tax assets related to these acquired NOL’s had previously been offset by a valuation allowance. As required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, the release of such valuation allowances should be applied first to reduce any goodwill related to the acquisition. At May 31, 2006 remaining deferred tax assets related to acquired NOL’s totaled approximately $12.1 million. These deferred tax assets remain fully offset by a valuation allowance. See NOTE 8 for further discussion on accounting for income taxes.

NOTE 4—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of purchased technologies, customer and reseller relationships, trademarks, copyrights and patents, which are amortized over the estimated useful life on a straight line basis. Useful lives range from three to five years for purchased technologies and customer and reseller relationships and three to ten years for trademarks, copyrights and patents. Amortization expense associated with identifiable intangible assets was $1.1 million, and $1.0 million for the three months ended May 31, 2006 and 2005, respectively. The following is a summary of identifiable intangible assets (in thousands):

	May 31, 2006 (unaudited)			February 28, 2006
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$4,486	$(2,572)	$1,914	$4,486	$(2,500)	$1,986
Purchased technologies and customer and reseller relationships	17,023	(6,552)	10,471	17,023	(5,542)	11,481

Total identifiable intangible assets	$21,509	$(9,124)	$12,385	$21,509	$(8,042)	$13,467

NOTE 5—Other Assets

Other assets were comprised of the following (in thousands):

	May 31, 2006 (unaudited)	February 28, 2006
Debt issue costs—convertible debentures	$7,900	$8,652
Cost-basis investments	5,131	5,132
Equity-basis investment	20,031	20,013
Security deposits	1,366	1,305
Other	1,407	—

	$35,835	$35,102

The Company reviews the non-marketable cost-basis investments in equity securities for other than temporary declines in fair value based on prices recently paid for shares in that company, as well as changes in market conditions. The carrying values are not necessarily representative of the amounts that the Company could realize in a current transaction.

Equity-basis investment represents $20 million related to the Company’s previously announced investment in Open Inventions Network LLC (“OIN”) and the related cumulative share of OIN’s earnings.

NOTE 6—Accrued Expenses

Accrued expenses were comprised of the following (in thousands):

	May 31, 2006 (unaudited)	February 28, 2006
Wages and other compensation related expenses	$12,217	$14,921
Other trade payables	12,917	8,799
Income and other taxes payable	4,548	7,319
Other	1,090	921

Total accrued expenses	$30,772	$31,960

NOTE 7—Convertible Debentures

In January 2004, the Company issued $600 million in convertible senior debentures (“Debentures”) to the initial purchaser, a sophisticated, accredited investor with a pre-existing relationship with the Company, in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and the debentures were resold by the initial purchaser to qualified institutional buyers under Rule 144A under the Securities Act. Pursuant to a previously announced common stock and convertible debenture repurchase program, the Company has repurchased certain Debentures since their issuance. As of May 31, 2006, there was $570 million in principal amount of the Debentures outstanding. The Debentures mature on January 15, 2024 and bear interest at a rate of 0.5% per annum, payable semiannually on January 15 and July 15 of each year. The Debentures are senior unsecured obligations and rank equally in right of payment with all of the Company’s other existing and future unsecured and unsubordinated debt. The Debentures are convertible into approximately 22,273,000 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 39.0753 shares per $1,000 principal amount of debentures (which represents a conversion price of approximately $25.59 per share) subject to adjustment under certain conditions. The holders of the Debentures may convert their Debentures into shares of the Company’s common stock prior to stated maturity under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ending February 29, 2004 if the closing sale price of the Company’s common stock exceeds 120% of the then current conversion price for at least 20 consecutive trading days in the 30 consecutive trading-day period ending on the last trading day of the immediately preceding fiscal quarter; (2) during any 5 consecutive trading-day period immediately following any 5 consecutive trading-day period (the “Debenture Measurement Period”) in which the average trading price of the Debentures during that Debenture Measurement Period was less than 97% of the average conversion value for the Debentures during such period; however, the holders may not convert their Debentures after January 15, 2019 if on any trading day such Debenture Measurement Period the closing sale price of shares of our common stock was between the then current conversion price on the Debentures and 120% of the then current conversion price of the Debentures; (3) upon the occurrence of specified corporate transactions; or (4) if the Company has called the Debentures for redemption. Based upon the terms of the Debentures, the contingent conversion features were not triggered as of May 31, 2006. The Company may redeem the Debentures, in whole or in part, in cash at any time on or after January 15, 2009. Holders of the Debentures may require the Company to redeem the Debentures, in whole or in part, in cash on January 15 of 2009, 2014 and 2019. As of May 31, 2006, no Debentures were redeemed. Accrued interest to the redemption date will be paid by the Company in any such redemption. No interest payments were due or paid on the Debentures during the three months ended May 31, 2006. Accrued interest at May 31, 2006, was $1.1 million and is recorded in accrued expenses.

In connection with the issuance of the Debentures, the Company incurred $15.8 million of issuance costs, which primarily consisted of investment banker fees, legal and other professional fees. These costs are being amortized and are recorded as additional interest expense through January, 2009, the first scheduled date on which holders have the option to require the Company to repurchase the Debentures. Amortization expense related to the issuance costs was $0.8 million for the three months ended May 31, 2006 and May 31, 2005. At May 31, 2006, net debt issuance costs associated with the Debentures was $7.9 million and is recorded in other assets, net.

NOTE 8—Income Taxes

During the three months ended May 31, 2006, the Company recorded $8.1 million of income tax expense, which resulted in an estimated annual effective tax rate of 37%. The Company’s estimated annual effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the treatment of incentive stock options which are included in the Company’s Consolidated Statement of Operations for the three months ended May 31, 2006 but are considered non-deductible for tax purposes. The provision for income tax expense for the three months ended May 31, 2005, was $1.4 million and was based on a then estimated annual effective tax rate of 10%, primarily for foreign income tax expense as the Company anticipated no U.S. income tax expense as a result of stock option exercises and related tax deductions earned in the quarter ended May 31, 2005.

As of May 31, 2006 the Company continues to provide a full valuation allowance against its net deferred tax assets with respect to its net operating losses (“NOLs”) in the United States and Asia Pacific since realization of these benefits is not deemed more likely than not. Based on the valuation allowance as of May 31,2006, if the Company concluded the reversal of the entire valuation allowance was appropriate, the following would be recorded: (1) approximately $12 million reduction in goodwill related to NOLs from acquisitions; (2) approximately $157 million increase to additional paid in capital related to NOLs from deductions with respect to stock options and warrants; and (3) an income tax benefit of approximately $15.5 million.

As of May 31, 2006, the Company had federal and state net operating loss carryforwards of approximately $437 million and $487 million respectively. These net operating loss carryforwards expire in varying amounts beginning in 2019 and 2006 for federal and state income tax purposes, respectively. A portion of the net operating loss carryforwards is reflected in additional paid-in capital with a full valuation allowance as these net operating loss carryforwards are generated by deductions related to stock options and warrants. The Company’s research and development credits begin to expire in varying amounts in 2009.

NOTE 9—Share-based Awards

The Company’s 2004 Long-Tern Incentive Plan (the “2004 Plan”) provides for the granting of stock options, shares of nonvested stock and deferred stock units, among other awards. As of May 31, 2006, approximately 3 million shares of common stock were reserved for issuance upon exercise of future options to be granted to any employee, officer or director or consultant of the Company at terms and prices to be determined by the Board of Directors. The 2004 Plan provides that the purchase price per share for each option shall not be less than the fair market value of the common stock on the date of grant. Options granted under the 2004 Plan to date include contract terms of five years and generally vest 25% upon completion of one full year of service and 6.25% on the first day of each subsequent three-month period of service. The 1999 Stock Option and Incentive Plan (the “1999 Plan”) provides that the purchase price per share for each non-qualified option should be set by the Board of Directors on the date of grant. The purchase price per share for each Incentive Stock Option (“ISO”) shall not be less than the fair market value of the common stock on the date of grant. The maximum contract term for an option granted under the 2004 Plan and the 1999 Plan is ten years from the date of grant. Options granted under the 1999 Plan generally vest 25% upon completion of one full year of service and 6.25% on the first day of each subsequent three-month period of service.

The activity for the stock option plans for the three months ended May 31, 2006 is presented in the following table:

	Shares Underlying Options	Weighted Average Exercise Price Per Share
Outstanding at February 28, 2006	18,703,115	$13.43
Granted	172,300	28.34
Exercised	737,277	9.93
Forfeited	118,743	19.72

Outstanding at May 31, 2006	18,019,395	$13.68

The following summarizes information about the Company’s outstanding stock options at May 31, 2006:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.00 - $ 3.21	1,738,232	5.4	$0.57	1,738,232	$0.57
$ 3.22 - $ 6.41	3,354,293	5.6	$5.08	2,977,108	$5.01
$ 6.42 - $ 9.62	1,903,071	6.6	$7.44	1,384,119	$7.49
$ 9.63 - $12.03	777,932	3.8	$11.00	188,794	$11.03
$12.04 - $16.03	6,360,816	4.4	$14.00	992,696	$13.42
$16.04 - $19.24	628,703	6.0	$17.59	255,986	$17.72
$19.25 - $22.44	659,958	6.1	$21.26	439,260	$21.30
$22.45 - $28.86	2,119,162	5.0	$26.34	1,504,527	$26.69
$28.87 - $32.06	93,050	4.4	$29.23	—	$—
$32.07 and over	384,178	3.4	$85.88	384,178	$85.88

	18,019,395	4.6	$13.68	9,864,900	$13.05

The total intrinsic value of options exercised and share units converted during the three months ended May 31, 2006 and 2005 was $14.3 million and $2.0 million, respectively.

The total intrinsic value of options exercisable as of May 31, 2006 was $154.2 million.

As of May 31, 2006, compensation cost related to nonvested stock awards not yet recognized totaled $1.3 million. The weighted average period over which these nonvested stock awards are expected to be recognized is 3.0 years.

NOTE 10—Commitments and Contingencies

As of May 31, 2006, the Company leased office space and certain equipment under various non-cancelable operating leases. Rent expense under operating leases was $1.7 million and $1.4 million for the three months ended May 31, 2006 and May 31, 2005, respectively. As of May 31, 2006 the Company had no capital leases.

In January 2002, the Company assumed the lease obligation of an unrelated third party for an office building which serves as the Company’s headquarters. This lease terminates in June 2020. As compensation to the Company for assuming this obligation, the third party paid rent on the Company’s behalf from the commencement of the sublease until February 2003, is allowing the Company the use of all furniture and fixtures, including building improvements, that were in the building at the time of the commencement of the sublease, and paid the Company a certain monthly amount through October 2002, to offset the operating expenses of this building, all of which was valued in the aggregate at $5.9 million. Included in the aggregate amount was $3.6 million representing the fair value of furniture and fixtures. This credit balance began to amortize, as a reduction to related rent expense, in fiscal 2004 and will continue to do so until the lease terminates in June 2020. The furniture and fixtures are being depreciated over a period of seven years. As of May 31, 2006, the carrying amount of long-term deferred lease credit was $4.9 million.

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

NOTE 11—Legal Proceedings

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

In the summer of 2004, 14 class action lawsuits were filed against the Company and several of its present and former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of North Carolina. In each of the actions, plaintiffs seek to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arise in connection with the Company announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs assert that certain present and former officers (the “Individual Defendants”) and the Company variously violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs seek unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in the Company’s common stock, disgorgement by the Company’s chief executive office and former chief financial officer of certain compensation and profits from trading in the Company’s common stock pursuant to Section 304 of the Sarbanes-Oxley Act of 2002, and other relief. As of September 8, 2004, all of these class action lawsuits were consolidated into a single action referenced as Civil Action No. 5:04-CV-473BR and titled In re Red Hat, Inc. Securities Litigation. Lead counsel and lead plaintiff in the case have now been designated, and on May 6, 2005, the plaintiffs filed an amended consolidated class action complaint. On July 29, 2005, the Company, on behalf of itself and the Individual Defendants, filed a motion to dismiss the action for failure to state a claim upon which relief may be granted. Also on that date PricewaterhouseCoopers LLP (“PwC”), another defendant, filed a separate motion to dismiss. On May 12, 2006, the Court issued an order granting the motion to dismiss the Securities Exchange Act claims against several of the Individual Defendants, but denying the motion to dismiss the Securities Exchange Act claims against the Company, its chief executive officer and its former chief financial officer. The Court dismissed the claims under the Sarbanes-Oxley Act in their entirety, and also granted PwC’s motion to dismiss. The Company intends to vigorously defend the remaining claims in this class action lawsuit. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

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

NOTE 12—Employee Benefit Plans

401(k) Plan

The Company provides a retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended (“IRC”). Participants may elect to contribute a portion of their annual compensation to the plan, after complying with certain limitations set by the IRC. Employees are eligible to participate in the plan if they are over 21 years of age. The Company has the option to make contributions to the plan and contributed $0.8 million and $0.3 million to the plan for the three months ended May 31, 2006 and May 31, 2005, respectively.

NOTE 13—Subsequent Event

On June 2, 2006 the Company completed its previously announced acquisition of JBoss, Inc. for approximately $350 million in base consideration. The Company is also obligated to pay an additional approximately $70 million pursuant to the Merger Agreement at specified times during the two years after the closing upon the achievement of certain performance milestones related to sales of JBoss products and services during calendar years 2006 and 2007. The consideration to be paid by the Company in connection with the merger will consist of approximately 40% in cash and approximately 60% in shares of Red Hat common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We sell our enterprise technologies, such as our operating system platform, Red Hat Enterprise Linux (“Enterprise Linux”), through subscriptions, and we recognize revenue over the period of the subscription agreements with our customers. In addition, we provide certain managed services for each of our enterprise technologies, through RHN, as a component of our subscriptions. We market our offerings primarily to enterprise customers including large enterprises, government organizations, small and medium size businesses and educational institutions.

We have focused on introducing and gaining acceptance for Red Hat enterprise technologies that comprise our open source architecture. Since introducing our initial enterprise open source operating system platform, Enterprise Linux, it has gained widespread independent software vendor, (“ISV”) and independent hardware vendor (“IHV”) support. We have continued to build our open source architecture by expanding our enterprise operating system platform offerings and introducing new systems management services, clustering capability, file management systems, directory and certificate technologies and enhanced security functionality. We intend to bring the value of open source technology to other key areas of the enterprise infrastructure as the development community efforts support and customer needs dictate.

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

Revenue. For the three months ended May 31, 2006, total revenue increased 38.2% to $84.0 million from $60.8 million for the three months ended May 31, 2005. This increase resulted from an increasing level of adoption of Enterprise Linux as a primary computing platform by the larger enterprise customers, as well as growing penetration of the small and mid-sized business market and increased adoption of other Red Hat enterprise technologies. The success of our business model is predicated on the acceptance and widespread deployment of Enterprise Linux as a significant platform by the large enterprise, our ability to generate subscription revenues on a per installed system basis for Red Hat enterprise technology, our ability to increase annual average subscription revenues per customer by providing additional value to our customers in the form of additional technology infrastructure and by providing customers with additional services.

Deferred Revenue. Our deferred revenue, current and long-term, balance at May 31, 2006 was $254.7 million. Because of our subscription model and revenue recognition policies, deferred revenues improve predictability of future revenues. Deferred revenues at May 31, 2006 increased by 14.0% as compared to the balance at February 28, 2006 of $223.5 million.

Subscriptions. Our enterprise technologies are sold under subscription agreements. These agreements typically have a one or three year subscription period. The subscription entitles the end user to maintenance, which consists of a specified level of support, as well as security errata, bug fixes, functionality enhancements and upgrades to the technology, when and if available, during the term of the subscription through RHN. Our customers have the ability to purchase higher levels of subscriptions that increase the level of support the customer is entitled to receive. Subscription revenue increased for the first quarter of fiscal 2007 and has increased each quarter of fiscal 2006, 2005 and 2004. This increase is being driven primarily by the increased market acceptance and use of open source software by the enterprise and our expansion of sales channels during these periods.

Sales by geography. We operate our business in three geographic regions: The Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Singapore, Japan, India, Australia, Korea and China). For the three months ended May 31, 2006, $30.8 million or 36.7% of our revenue was generated outside the United States compared to $19.5 million or 32.0% for the three months ended May 31, 2005. While our revenue in both EMEA and Asia Pacific relative to total revenues for the first quarter of fiscal 2007 did not change significantly when compared to the same quarter in fiscal 2006, the amount of our revenues generated from our international operations is expected to increase as our international sales force and channels become more mature and as we enter new locations or expand our presence in existing locations. As of May 31, 2006, we have offices in more than 30 locations throughout the world.

Income from operations and operating margin. Operating income was 15.0% of total revenue for the three months ended May 31, 2006 and includes $6.5 million of compensation expense related to share-based awards which, prior to the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123R”), we reported on a pro-forma basis in the notes to our consolidated financial statements. Operating income for the three months ended May 31, 2005 was 12.6% of total revenues. Our growing profit margin is a result of a higher mix of subscription revenues which have a higher profit margin than training and services revenues. Subscriptions made up 85.5% and 81.0% of total revenues for the three months ended May 31, 2006 and May 31, 2005, respectively. The profit margin on subscriptions continues to generally trend upward and was 91.6% and 88.2% for the three months ended May 31, 2006 and May 31, 2005, respectively. These two trends combined resulted in the improvement of our gross margin to 84.0% for the three months ended May 31, 2006 from 79.2% for the same period ended May 31, 2005.

Cash, cash equivalents, investments in debt securities and cash flow from operations. Cash, cash equivalents and short-term and long-term investments in debt securities balances at May 31, 2006 totaled $1.1 billion. During the three months ended May 31, 2006, we generated $52.4 million in cash flow from operations primarily related to the increase in sales of subscriptions during the period. Our significant cash balance gives us a measure of flexibility to take advantage of opportunities such as acquisitions, increasing investment in international areas and purchasing our own common stock and debt securities.

In fiscal 2007 we continue to focus on, among other things, (i) gaining widespread acceptance and deployment of Enterprise Linux as a mission-critical operating system platform by the enterprise, (ii) generating increasing subscription revenue on a per installed system basis by renewing subscriptions and providing additional value to our customers and by growing the number of enterprise technologies that comprise our open source architecture and (iii) generating increased revenues by providing additional systems management, developer and other services as well as from additional market penetration through a broader and deeper set of channel partner relationships, including OEMs, and our own international expansion, among other means.

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

Subscription revenue

Subscription revenue is comprised of direct and indirect sales of Red Hat enterprise technologies. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding subscription agreement for the purchase of a subscription, subscription services are made available to the customer and the customer is billed. The deferred revenue amount is amortized to revenue over the life of the subscription. Red Hat enterprise technologies are generally offered with either one or three-year base subscription periods; the majority of our subscriptions have one-year terms. Under these subscription agreements, renewal rates are generally specified for one or three year renewal terms. The base subscription entitles the end user to the technology itself and post contract customer support (“PCS”) consisting of a specified level of customer support and security errata, bug fixes, functionality enhancements to the technology and upgrades to new versions of the technologies, each on a when and if available basis, during the term of the subscription. We sell Enterprise Linux through two principal channels: (1) direct, which includes sales by our sales force as well as web store sales, and (2) indirect, which includes distributors, resellers and OEMs. We recognize revenue from the sale of Red Hat enterprise technologies ratably over the period of the subscription beginning on the commencement date of the subscription agreement. We do not sell the Enterprise Linux technology or the components of the PCS that are included in the subscription on a stand alone basis.

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

Impairment of long-lived assets

We evaluate the recoverability of our property and equipment and other assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. We perform this assessment on an annual basis, typically during the fourth quarter of the fiscal year or whenever events or changes in circumstances indicate an impairment may have occurred. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets. No impairment losses were recognized during the three months ended May 31, 2006 and 2005.

Deferred taxes

We account for income taxes using the liability method that requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of our assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. We have recorded a full valuation allowance against the majority of our deferred tax assets due to uncertainty of realization of these deferred tax assets. We recorded a net tax expense of $8.1 million for the three months ended May 31, 2006 and $1.4 million for the same period ended May 31, 2005.

We continue to assess the realizability of our deferred tax assets, which primarily consist of net operating losses from stock option expense deductions in the United States. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making this assessment, management considers the historical trend of taxable losses, projected future taxable income and the reversal of deferred tax liabilities. As of May 31, 2006, the net deferred tax asset balance was $189.9 million of which $184.5 million is offset by a valuation allowance and is included in prepaid and other current assets. We continue to provide a valuation allowance against our deferred tax assets arising from tax losses in the United States and Asia Pacific due primarily to (i) cumulative tax losses, (ii) uncertainty related to the amount of future stock option exercises and related tax deductions generated, and (iii) inherent difficulties in forecasting future taxable income as a result of rapidly changing technology and our competitive environment.

RESULTS OF OPERATIONS

Three months ended May 31, 2006 and May 31, 2005

The following table is a summary of our results of operations for the three months ended May 31, 2006 and May 31, 2005 (in thousands):

	Three Months Ended (unaudited)
	May 31, 2006	May 31, 2005	$ Change	% Change
Revenue:
Subscription revenue	$71,492	$49,240	$22,252	45.2%
Training and services revenue	12,510	11,540	970	8.4

Total subscription and training and services revenue	84,002	60,780	23,222	38.2

Cost of subscription and training and services revenue:
Cost of subscription revenue	5,996	5,834	162	2.8
As a % of subscription revenue	8.4%	11.8%
Cost of training and services revenue	7,449	6,794	655	9.6
As a % of training and services revenue	59.5%	58.9%

Total cost of subscription and training and services revenue	13,445	12,628	817	6.5
As a % of total revenue	16.0%	20.8%

Total gross profit	70,557	48,152	22,405	46.5

As a % of total revenue	84.0%	79.2%
Operating expense:
Sales and marketing	30,501	20,314	10,187	50.1
Research and development	13,815	9,848	3,967	40.3
General and administrative	13,629	10,343	3,286	31.8

Total operating expense	57,945	40,505	17,440	43.1

As a % of total revenue	69.0%	66.6%
Income from operations	12,612	7,647	4,965	64.9
As a % of total revenue	15.0%	12.6%
Other income and expense, net	10,702	7,735	2,967	38.4
Interest expense	(1,484)	(1,566)	82	5.2

Income before provision for income taxes	21,830	13,816	8,014	58.0
Provision for income taxes	8,077	1,381	6,696	484.9

Net income	$13,753	$12,435	$1,318	10.6%

As a percent of total revenue	16.4%	20.5%

Revenue

Subscription revenue

Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat enterprise technologies, increased by 45.2% or $22.3 million to $71.5 million for the three months ended May 31, 2006 from $49.2 million for the same period ended May 31, 2005. The increase in subscription revenue is being driven by subscriptions to our principal enterprise technology, Enterprise Linux, which has gained broad market acceptance in mission critical areas of computing and our international expansion. The increase is, in part, a result of the continued migration of larger enterprises in industries such as financial services to our Enterprise Linux platform from a proprietary Unix platform. Such demand has been experienced through all our distribution channels but has been more evident in our OEM, distributor and reseller relationships. We expect subscription revenue to continue an upward trend with the increased market acceptance for Linux and with our continued international expansion.

Training and services revenue

Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees for services received from customers for deployment of Red Hat enterprise technologies, and for delivery of added functionality to Enterprise Linux or other technologies for our major customers and OEM partners. Training and services revenue increased by 8.4% or $1.0 million to $12.5 million for the three months ended May 31, 2006 from $11.5 million for the same period ended May 31, 2005. The adoption of Linux as a primary computing platform increases the need for training and consulting services. Accordingly, training revenues increased by 11.0% or $0.8 million as a result of continued demand for Red Hat Certified Technicians. Additionally, we enabled more resellers to provide our training services which increased the availability of training classes. Services revenue increased by 4.0% or $0.2 million, with the majority of the increase related to the deployment of Enterprise Linux. This trend is expected to continue as Enterprise Linux subscription sales continue to grow.

Cost of revenue

Cost of subscription revenue

The cost of subscription revenue primarily consists of expenses we incur to support, distribute, manufacture and package Red Hat enterprise technologies. These costs include labor related cost to provide technical support and maintenance, as well as, cost for fulfillment, physical media, literature, packaging and shipping. Cost of subscription revenue increased by 2.8% or $0.2 million to $6.0 million for the three months ended May 31, 2006 from $5.8 for the same period ended May 31, 2005. The increase is the result of continued additions to our technical support staff to meet the demands of our growing subscriber base. As the number of Enterprise Linux subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will occur at a rate slower than that of subscription revenue growth.

Cost of training and services revenue

Cost of training and services is mainly comprised of personnel and consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to certain customers. Cost of training and services revenue increased by 9.6% or $0.7 million to $7.4 million for the three months ended May 31, 2006 from $6.8 million for the same period ended May 31, 2005. The majority of the increase is $0.5 million of compensation cost related to share-based awards which, prior to the adoption of SFAS 123R, we reported on a pro-forma basis in the notes to our consolidated financial statements. The remaining difference is directly related to training and the increased capacity both in educators and classroom space. We anticipate continued increased demand for training for Red Hat Enterprise Certified Engineers, Technicians and Architects. As a result we have also expanded the number of available classes to meet the demand in the coming year.

Gross profit

Gross profit increased by 46.5% or $22.4 million to $70.6 million for the three months ended May 31, 2006 from $48.2 million for the same period ended May 31, 2005. Gross margin was 84.0% and 79.2% of total revenues for the three months ended May 31, 2006 and 2005, respectively. The increase in gross profit and gross margin was primarily due to the continued increase in revenue and profitability of our Enterprise Linux subscription offerings. While we are selling an increased volume of subscriptions, the costs of these subscriptions has increased by only 2.8%. This is in part due to advancements in our packaging and shipping processes which allow us to deliver more of our subscriptions via lower cost electronic delivery when compared to box delivery.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 50.1% or $10.2 million to $30.5 million for the three months ended May 31, 2006 from $20.3 million for the same period ended May 31, 2005. This increase was primarily due to a $4.6 million increase in the cost of compensation and travel due to an expansion of our dedicated sales force from the prior year and an additional $1.7 million of compensation cost related to share-based awards which, prior to the adoption of SFAS 123R, we reported on a pro-forma basis in the notes to our consolidated financial statements. Marketing cost also increased by $3.0 million of which $1.4 million related to additional advertising expenses and promotional sponsorships focused on our major partners and $1.1 million related to increased compensation costs, including $0.4 million for share-based awards which were previously reported on a pro-forma basis in the notes to our consolidated financial statements. Sales and marketing expense was 36.3% and 33.4% of total revenues for the three months ended May 31, 2006 and 2005, respectively.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased by 40.3% or $4.0 million to $13.8 million for the three months ended May 31, 2006 from $9.8 million for the same period ended May 31, 2005. The increase in research and development resulted from both the additional expansion of our engineering group and related compensation expenses, which increased $1.7 million and an additional $1.5 million of compensation cost related to share-based awards which, prior to the adoption of SFAS 123R, we reported on a pro-forma basis in the notes to our consolidated financial statements. The expansion of our engineering group primarily relates to additional engineering resources to support the expansion of our product offerings and the localization of new and existing products into multiple languages. Research and development expense was 16.4% and 16.2% of total revenues for the three months ended May 31, 2006 and 2005, respectively. Investing in research and development has been a priority for Red Hat and we anticipate continued spending as we expand our offerings in clustering and virtualization technology.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, facilities and information systems expense. General and administrative expense increased by 31.8% or $3.3 million to $13.6 million for the three months ended May 31, 2006 from $10.3 million for the same period ended May 31, 2005. The majority of the increase, approximately $2.3 million, is compensation cost related to share-based awards which, prior to the adoption of SFAS 123R, we reported on a pro-forma basis in the notes to our consolidated financial statements. In addition, increased headcount across all functions to help the business scale increased non-share based compensation and travel by approximately $2.2 million. That increase was partially offset by a $0.8 million decrease in accounting fees relating to Sarbanes-Oxley Section 404 compliance. General and administrative expense was 16.2% and 17.0% of total revenues for the three months ended May 31, 2006 and 2005, respectively.

Other income and expense, net

Other income and expense, net consists of interest income earned on cash deposits in money market accounts and invested in short and long-term fixed income instruments, gain on the extinguishment of certain long-term debt, net gains realized on the sale of investments and foreign currency revaluation gains and losses. Other income and expense, net increased by 38.4% or $3.0 million to $10.7 million for the three months ended May 31, 2006 from $7.7 million for the same period ended May 31, 2005. The increase is primarily related to a $3.9 million increase in interest income which is partially offset by a reduction of $1.6 million net gain recognized on the extinguishment of long-term debt during the three months ended May 31, 2005. The increase in interest income is primarily attributable to higher rates of return and higher cash and investment balances. The remaining increases in other income and expenses, net include additional foreign currency gains of approximately $0.3 million and a reduction in earnings due to minority interest of approximately $0.2 million.

Interest expense

Interest expense primarily consists of interest and the related amortization of deferred debt issuance costs associated with the convertible debentures. During the three months ended May 31, 2006, interest expense decreased 5.2% or $0.1 million to $1.5 million in the three months ended May 31, 2006 from $1.6 million for the same period ended May 31, 2005. The decrease resulted from the repurchase of convertible debentures during fiscal 2006. Long-term convertible debentures outstanding at May 31, 2006 and 2005 totaled $570 million and $590, respectively.

Income taxes

During the three months ended May 31, 2006, we recorded $8.1 million of income tax expense, which resulted in an estimated annual effective tax rate of 37%. Our estimated annual effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the treatment of incentive stock option expense which is included in our Consolidated Statement of Operations for the three months ended May 31, 2006 but is considered non-deductible for tax purposes. The provision for income tax expense for the three months ended May 31, 2005 was $1.4 million and was based on a then estimated annual effective tax rate of 10%, primarily for foreign income tax expense as we anticipated no U.S. income tax expense as a result of stock option exercises and related tax deductions earned in the quarter ended May 31, 2005.

Subsequent event

On June 2, 2006 we completed our previously announced acquisition of JBoss, Inc. for approximately $350 million in base consideration. We are also obligated to pay an additional approximately $70 million pursuant to the Merger Agreement at specified times during the two years after the closing upon the achievement of certain performance milestones related to sales of JBoss products and services during calendar years 2006 and 2007. The consideration to be paid by us in connection with the merger will consist of approximately 40% in cash and approximately 60% in shares of Red Hat common stock.

Liquidity and capital resources

We have historically derived a significant portion of our liquidity and operating capital from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and secondary public offerings, the issuance of convertible debentures and borrowings under working capital lines of credit. At May 31, 2006, we had total cash and investments of $1.1 billion, which was comprised of $596.9 million in cash and cash equivalents, $335.4 million of short-term, fixed-income investments and $205.3 million of long-term, fixed-income investments. This compares to total cash and investments of $1.1 billion at February 28, 2006.

We currently have sufficient liquidity with $596.9 million in cash and cash equivalents on hand that we presently do not intend to liquidate our short and long-term investments prior to their scheduled maturity dates. However, in the event that we did liquidate these investments prior to their scheduled maturities and there were no changes in market interest rates, we could be required to recognize a realized loss on those investments when we liquidate. At May 31, 2006, we have an unrealized loss of $8.4 million on our investments in debt securities compared to $9.8 million at February 28, 2006.

Three months ended May 31, 2006

At May 31, 2006, cash and cash equivalents totaled $596.9 million, an increase of $329.4 million as compared to February 28, 2006. The increase in cash and cash equivalents resulted primarily from net sales and maturities of investment securities of $270.7 million, $52.4 in cash provided by operations and $7.3 million from the exercise of common stock options. Partially offsetting these sources of cash were uses of cash including purchases of property and equipment of approximately $3.9 and approximately $1.9 million for acquisitions related to businesses operating in Argentina and Brazil. Effects of foreign currency exchange rates resulted in an increase to cash of approximately $2.5 million.

Cash provided by operations of $52.4 million in the three months ended May 31, 2006, includes net income of $13.8 million, adjustments to exclude the impact of non-cash revenues and expenses, which totaled a $16.2 million net source of cash, and changes in working capital, which totaled $22.4 million net source of cash, primarily resulting from an increase in deferred revenue of $25.5 million and an increase in accrued expenses of $1.6 million. These working capital sources of cash were partially offset by an increase in accounts receivable of $3.5 million, an increase of $1.3 million in prepaid and other current assets. The increase in deferred revenue is due to growth in billings as we generally bill our customers in advance of subscription periods. Also partially offsetting operating cash flow was a reclassification of excess tax benefits of $2.1 million related to share-based compensation. These share-based tax benefits represent the cash savings attributable to the excess of allowable tax deductions over the amount that would have been expensed for financial reporting purposes had we adopted SFAS 123R prior to the required date of March 1, 2006. For further discussion on share-based compensation and the impact to our consolidated financial statements resulting from the adoption of SFAS 123R, see NOTE 9 to Consolidated Financial Statements.

Cash provided by investing activities of $264.9 million for the three months ended May 31, 2006 was primarily comprised of net sales and maturities of fixed income investment securities of $270.7 million. Partially offsetting proceeds from sales and maturities of fixed income investment securities was approximately $3.9 million purchases of property and equipment and cash paid for acquisitions of businesses of approximately $1.9 million.

Cash provided by financing activities of $9.6 million for the three months ended May 31, 2006 was primarily comprised of $7.3 million in proceeds from employees’ exercise of common stock options, $2.1 million from excess tax benefits related to share-based compensation and $0.3 million of proceeds, net of withholding from issuance of common stock due to employees purchases under the Employee Stock Purchase Plan.

Three months ended May 31, 2005

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

Cash provided by operations of $36.6 million in the three months ended May 31, 2005, includes net income of $12.4 million, adjusted to exclude the impact of non-cash revenues and expenses, which totaled $3.8 million. Changes in working capital items were a net source of cash of $20.3 million primarily resulting from an increase in deferred revenue of $22.5 million and an increase in accrued expenses of $2.5 million, primarily offset by an increase of $1.4 million in prepaid expenses and other current assets and a decrease in accounts payable of $4.1 million. The increase in deferred revenue is due to growth in billings as we generally bill our customers in advance of subscription periods.

Cash provided by investing activities of $78.6 million for the three months ended May 31, 2005 was primarily comprised of proceeds from the sales and maturities of investment securities of $91.3 million, primarily offset by purchases of fixed-income investments of $8.6 million, and purchases of property and equipment totaling $3.3 million.

Cash used in financing activities of $10.2 million for the three months ended May 31, 2005 was primarily comprised of $8.2 million in purchases of convertible debentures and $5.1 million in purchases of the Company’s common stock pursuant to our previously announced expanded share repurchase program to acquire up to an aggregate of $250 million of our common stock and $50 million of our convertible debentures due 2024, which program has now expired. The cash used in financing activities was partially offset by proceeds from a structured stock repurchase transaction, issuance of common stock due to employees exercise of stock options and purchases under the Employee Stock Purchase Plan totaling $3.5 million in the aggregate.

Convertible debentures

In January 2004, we issued $600 million in convertible senior debentures to the initial purchaser, a sophisticated, accredited investor with a pre-existing relationship with us, in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and the debentures were resold by the initial purchaser to qualified institutional buyers under Rule 144A of the Securities Act. The debentures mature on January 15, 2024 and bear interest at a rate of 0.5% per annum, payable semiannually on January 15 and July 15 of each year. The debentures are senior unsecured obligations and rank equally in right of payment with all of our other existing and future unsecured and unsubordinated debt. The debentures are convertible into shares of our common stock under certain circumstances prior to maturity at a conversion rate of 39.0753 shares per $1,000 principal amount of debentures (which represents a conversion price of approximately $25.59 per share) subject to adjustment under certain conditions. We may redeem the debentures, in whole or in part, in cash at any time on or after January 15, 2009. Holders of the debentures may require us to redeem the debentures, in whole or in part, in cash on January 15 of 2009, 2014 and 2019. As of May 31, 2006, no debentures were redeemed. Accrued interest to the redemption date will be paid by us in any such redemption. No interest payments were made during the three months ended May 31, 2006. Accrued interest at May 31, 2006 was $1.1 million. See NOTE 7 to the Consolidated Financial Statements for further discussion.

Capital requirements

We have experienced a substantial increase in our operating expenses since our inception in connection with the growth of our operations, the development of our enterprise technologies, the expansion of our services operations and our acquisition activity. Our capital requirements during the year ending February 28, 2007 will depend on numerous factors including the amount of resources we devote to:

•	Funding the continued development of our Enterprise Linux products;

•	accelerating the development of our systems management services;

•	improving and extending our services and the technologies used to deliver these services to our customers;

•	pursuing other strategic acquisitions and alliances, including the recent completion of the JBoss acquisition, as described above under the heading “Subsequent event”; and

•	making possible investments in businesses, products and technologies.

We have and will continue to utilize cash and investments to fund, among other potential uses, purchases of our common stock, purchases of our convertible debentures, purchases of fixed assets and mergers and acquisitions.

Given our historically strong operating cash flow and the $1.1 billion of cash and investments held at May 31, 2006, we do not presently anticipate the need to raise cash to fund our operations or our recent JBoss acquisition, either through the sale of additional equity or through the issuance of debt for the foreseeable future. However, we may take advantage of favorable capital market situations that may arise from time to time to raise additional capital.

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

Accounting for Share-based Compensation

Historically, we recognized share-based compensation expense pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and had elected to disclose the impact of expensing share-based awards pursuant to Statement of Financial Accounting Standards No. 123, Share-Based Payment (“SFAS 123”) in the notes to our Consolidated Financial Statements. Effective March 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, Shared-Based Payments (“SFAS 123R”). Both SFAS 123 and SFAS 123R require us to make assumptions to determine the fair value of share-based awards, including the expected term of the awards and the expected volatility of the underlying share price. Changes to such assumptions may have a significant impact on the value of future share-based grants, which could have a material effect on our consolidated financial statements. Additionally, we are required to incorporate an estimate for annual forfeitures as we recognize the share-based compensation expense over the requisite service period. Should our actual forfeitures differ from our current estimate of 15%, our consolidated financial statements could be materially affected.

Because we elected to adopt SFAS 123R on a prospective basis beginning on March 1, 2006, the consolidated results of operations for prior periods have not been restated. The following summarizes share-based compensation expense recognized in our Consolidated Financial Statements for the three months ended May 31, 2006 and May 31, 2005 (in thousands):

	May 31, 2006 (unaudited)	May 31, 2005 (unaudited)
Cost of revenue	$510	$—
Sales and marketing	2,117	7
Research and development	1,497	48
General and administrative	3,502	1,111

Total share-based compensation	$7,626	$1,166

For more information see discussion related to share-based awards in NOTE 2 to the Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of our investments.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of fixed-income securities, including both government and corporate obligations and money market funds. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. A hypothetical one percentage point change in interest rates will result in a $10.6 million change in interest income on an annual basis.

Our convertible debentures are at fixed rates and therefore interest expense is not impacted by a change in rates. The fair market value of the debentures is subject to interest rate risk and market risk due to the convertible feature of the debentures. Generally the fair market value of fixed interest rate debt increases as interest rates fall and decreases as interest rates rise. Generally, the fair market value of debt with conversion features permitting conversion into stock of the issuer, like the debentures, also increases as the market price of the underlying stock increases and decreases as the market price falls, assuming constant market interest rates. The interest and market value changes affect the fair market value of the debentures but do not impact our financial position, cash flows or results of operations. The fair value of the debentures was approximately $672.0 million and $668.0 million based on quoted market prices as of May 31, 2006 and February 28, 2006, respectively.

Investment Risk

The fair market value of our investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $6.6 and $8.1 million decrease in the fair value of our available-for-sale investment securities as of May 31, 2006 and February 28, 2006, respectively.

Derivative Instruments

We did not hold derivative financial instruments as of May 31, 2006.

Foreign Currency Risk

Approximately 36.7% of our revenues for the three months ended May 31, 2006, were produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenues, operating expenses and net income for our non-U.S. segments. Similarly, our revenues, operating expenses and net income will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies. Using the average foreign currency exchange rates from fiscal 2006, our revenues from non-U.S. operations for the three months ended May 31, 2006 would have been higher than we reported using the exchange rates for the first quarter fiscal 2007, by approximately $0.1 million. Additionally, the assets and liabilities of our non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, while related revenue and expense accounts of these operations are translated at average exchange rates during the month in which related transactions occur. Translation gains and losses are included as an adjustment to stockholders’ equity and included in other comprehensive income. See NOTE 2 to the Consolidated Financial Statements.

ITEM 4. CONTROLS AND PROCEDURES

Role of Controls and Procedures

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, (the “Exchange Act”)) or our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of the controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Also projections of any evaluation of effectiveness of controls and procedures to future periods are subject to the risk that the controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the controls and procedures may have deteriorated.

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

In the summer of 2004, 14 class action lawsuits were filed against the Company and several of its present and former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of

North Carolina. In each of the actions, plaintiffs seek to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arise in connection with the Company announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs assert that certain present and former officers (the “Individual Defendants”) and the Company variously violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs seek unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in the Company’s common stock, disgorgement by the Company’s chief executive office and former chief financial officer of certain compensation and profits from trading in the Company’s common stock pursuant to Section 304 of the Sarbanes-Oxley Act of 2002, and other relief. As of September 8, 2004, all of these class action lawsuits were consolidated into a single action referenced as Civil Action No. 5:04-CV-473BR and titled In re Red Hat, Inc. Securities Litigation. Lead counsel and lead plaintiff in the case have now been designated, and on May 6, 2005, the plaintiffs filed an amended consolidated class action complaint. On July 29, 2005, the Company, on behalf of itself and the Individual Defendants, filed a motion to dismiss the action for failure to state a claim upon which relief may be granted. Also on that date PricewaterhouseCoopers LLP (“PwC”), another defendant, filed a separate motion to dismiss. On May 12, 2006, the Court issued an order granting the motion to dismiss the Securities Exchange Act claims against several of the Individual Defendants, but denying the motion to dismiss the Securities Exchange Act claims against the Company, its chief executive officer and its former chief financial officer. The Court dismissed the claims under the Sarbanes-Oxley Act in their entirety, and also granted PwC’s motion to dismiss. The Company intends to vigorously defend the remaining claims in this class action lawsuit. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

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

ITEM 1A. RISK FACTORS

Set forth below are certain risks and cautionary statements, which supplement other disclosures in this report.

Moreover, certain statements contained in this report, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that is not strictly an historical statement (for example, statements regarding current or future financial performance, management’s plans and objectives for future operations, product plans and performance, management’s expectations regarding market risk and market penetration, management’s assessment of market factors or strategies, objectives and plans of Red Hat and its partners). Words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects,” and similar expressions, may also identify such forward-looking statements. Investors are cautioned that these forward looking statements are not guarantees of Red Hat’s future performance and are subject to a number of risks and uncertainties that could cause Red Hat’s actual results to differ materially from those found in the forward looking statements and from historical trends. These risks and uncertainties include the risks and cautionary statements detailed below and elsewhere in this report as well as in Red Hat’s other filings with the Securities and Exchange Commission (SEC), copies of which may be accessed through the SEC’s web site at http://www.sec.gov. Readers are urged to carefully review these risks and cautionary statements. The forward-looking statements included in this report represent our views as of the date of this report. We specifically disclaim any obligation to update these forward-looking statements in the future. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this report.

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

We have expanded our operations rapidly in recent years. For example, our total revenues increased from approximately $196.5 million for the year ended February 28, 2005 to approximately $278.3 million for the year ended February 28, 2006. Moreover, the total number of our employees increased significantly over that year, and is expected to generally increase in the foreseeable future. In addition, we continue to explore ways to extend our product and service offerings, and geographic reach. Our growth has placed and will likely continue to place a strain on our management systems, information systems, resources and internal controls. Our ability to successfully offer products and services and implement our business plan requires adequate information systems and resources and oversight from our senior management. As we grow, we must also continue to hire, train, supervise and manage new employees. As we grow and expand globally, controls and oversight functions will become more complex and distributed and may in part be outsourced. We may not be able to adequately screen and hire or adequately train, supervise and manage sufficient personnel or develop management, or effectively manage and develop our controls and oversight functions and information systems to adequately manage our expansion effectively. If we are unable to adequately manage our growth and expansion, our operations and financial results could be materially adversely affected.

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

ITEM 6. EXHIBITS

(a) List of Exhibits

2.1	Agreement and Plan of Merger, dated as of April 7, 2006, among Red Hat, Inc., a Delaware corporation, JBoss, Inc., a Delaware corporation, DaVinci-Matterhorn, Inc., a Delaware corporation and wholly-owned subsidiary of Red Hat, Inc., Matterhorn-DaVinci, LLC, a Delaware limited liability company and wholly-owned subsidiary of Red Hat, Inc., and Sacha Labourey, in his capacity as the JBoss, Inc. stockholders’ representative, incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K filed on June 8, 2006.

31.1	Certification of Matthew J. Szulik, Chief Executive Officer, President and Chairman of the Board of Directors, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Charles E. Peters, Jr., Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certifications of Matthew J. Szulik, Chief Executive Officer, President and Chairman of the Board of Directors, and Charles E. Peters, Jr., Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

Date: July 10, 2006	By:	/S/ MATTHEW J. SZULIK
Matthew J. Szulik President and Chief Executive Officer (Duly Authorized Officer on Behalf of the Registrant)

RED HAT, INC.

Date: July 10, 2006	By:	/S/ CHARLES E. PETERS, JR.
Charles E. Peters, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

RED HAT, INC.

Date: July 10, 2006	By:	/S/ GABRIELA GONZALEZ
Gabriela Gonzalez Controller (Principal Accounting Officer)