Form 10-Q
period 2006-08-31
RED HAT INC
filed 2006-10-10
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

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

As of September 30, 2006, there were 191,170,910 shares of common stock outstanding.

RED HAT, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands—except share and per share amounts)

	August 31, 2006 (unaudited)	February 28, 2006
ASSETS
Current assets:
Cash and cash equivalents	$568,181	$267,547
Investments in debt securities	269,775	537,324
Accounts receivable, net of allowances for doubtful accounts of $3,064 and $1,984, respectively	70,346	59,792
Prepaid expenses and other current assets	27,859	16,576

Total current assets	936,161	881,239
Property and equipment, net of accumulated depreciation and amortization of $43,021 and $35,443, respectively	40,055	35,822
Goodwill	343,122	75,942
Identifiable intangibles, net	90,958	13,467
Investments in debt securities	196,002	272,669
Other assets, net	34,273	35,102

Total assets	$1,640,571	$1,314,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,642	$5,627
Accrued expenses	32,858	31,960
Deferred revenue	211,400	162,934
Other current obligations	493	401

Total current liabilities	252,393	200,922
Deferred lease credits	5,418	4,994
Long term deferred revenue	72,709	60,554
Other long term obligations	89	213
Convertible debentures	570,000	570,000
Commitments and contingencies	—	—
Stockholders’ equity:
Minority interest	—	771
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,0000 shares authorized, 202,231,764 and 194,043,220 shares issued, and 191,113,205 and 183,115,666 shares outstanding at August 31, 2006 and February 28, 2006, respectively	20	19
Additional paid-in capital	997,707	763,906
Deferred compensation	—	(2,418)
Accumulated deficit	(127,199)	(152,113)
Treasury stock at cost, 11,118,559 and 10,927,554 shares at August 31, 2006 and February 28, 2006, respectively	(125,656)	(124,125)
Accumulated other comprehensive loss	(4,910)	(8,482)

Total stockholders’ equity	739,962	477,558

Total liabilities and stockholders’ equity	$1,640,571	$1,314,241

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands—except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31, 2006	August 31, 2005	August 31, 2006	August 31, 2005
Revenue:
Subscriptions	$84,947	$54,327	$156,439	$103,568
Training and services	14,726	11,391	27,237	22,930

Total subscriptions and training and services	99,673	65,718	183,676	126,498

Cost of subscriptions and training and services:
Cost of subscriptions	7,386	5,003	13,382	10,836
Cost of training and services	9,034	6,589	16,484	13,384

Total cost of subscriptions and training and services	16,420	11,592	29,866	24,220

Gross profit	83,253	54,126	153,810	102,278
Operating expense:
Sales and marketing	37,807	20,478	68,308	40,793
Research and development	18,068	10,450	31,883	20,298
General and administrative	17,926	11,271	31,555	21,614

Total operating expense	73,801	42,199	131,746	82,705

Income from operations	9,452	11,927	22,064	19,573
Other income and expense, net	9,573	8,220	20,275	15,956
Interest expense	(1,490)	(1,556)	(2,974)	(3,122)

Income before provision for income taxes	17,535	18,591	39,365	32,407
Provision for income taxes	6,488	1,859	14,565	3,241

Net income	$11,047	$16,732	$24,800	$29,166

Basic net income per common share	$0.06	$0.09	$0.13	$0.16

Diluted net income per common share	$0.05	$0.09	$0.12	$0.15

Weighted average shares outstanding
Basic	190,292	177,208	186,936	176,995
Diluted	219,940	208,583	217,348	207,894

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31, 2006	August 31, 2005	August 31, 2006	August 31, 2005
Cash flows from operating activities:
Net income	$11,047	$16,732	$24,800	$29,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,754	3,751	11,098	7,298
Deferred income taxes	4,092	(606)	9,502	(799)
Share-based compensation expense	8,300	1,310	15,926	2,495
Excess tax benefits from share-based payment arrangements	(740)	—	(2,875)	—
Gain from repurchase of convertible debentures	—	(1,544)	—	(3,140)
Amortization of debt issuance costs	752	770	1,504	1,552
Provision for doubtful accounts	201	57	702	141
Loss on disposal of property and equipment	(12)	891	(7)	996
Other	—	102	(282)	22
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable	3,311	(9,837)	(181)	(9,241)
Prepaid expenses and other current assets	(1,115)	615	(2,415)	(790)
Accounts payable	399	735	509	(3,367)
Accrued expenses	(1,707)	5,091	(157)	7,555
Deferred revenue	12,623	27,760	38,079	50,246
Other assets	(21)	(71)	53	226

Net cash provided by operating activities	43,884	45,756	96,256	82,360

Cash flows from investing activities:
Purchase of investment securities	(112)	(130,577)	(7,444)	(139,177)
Proceeds from sales and maturities of investment securities	78,021	19,731	356,052	111,017
Acquisitions of businesses, net of cash acquired	(147,651)	(2,500)	(149,562)	(2,500)
Purchase of other investments	—	—	—	(767)
Purchase of property and equipment	(5,107)	(4,716)	(8,985)	(7,988)

Net cash provided by (used in) investing activities	(74,849)	(118,062)	190,061	(39,415)

Cash flows from financing activities:
Excess tax benefits from share-based payment arrangements	740	—	2,875	—
Repurchase of convertible debentures	—	(18,091)	—	(26,301)
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	770	306	1,497
Proceeds from exercise of common stock options	4,354	5,418	11,684	7,124
Purchase of treasury stock	(1,359)	(11,560)	(1,532)	(16,688)
Structured stock repurchase	—	—	—	1,031
Other financing	(31)	415	(31)	83

Net cash provided by (used in) financing activities	3,704	(23,048)	13,302	(33,254)

Effect of foreign currency exchange rates on cash and cash equivalents	(1,475)	(958)	1,015	(1,804)
Net increase (decrease) in cash and cash equivalents	(28,736)	(96,312)	300,634	7,887
Cash and cash equivalents at beginning of the period	596,917	244,368	267,547	140,169

Cash and cash equivalents at end of the period	$568,181	$148,056	$568,181	$148,056

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Company

Red Hat, Inc., incorporated in Delaware, together with its subsidiaries (“Red Hat” or the “Company”) is a global leader in providing open source software solutions to the enterprise. The Company is also the market leader in providing enterprise-ready open source operating system platforms. The Company applies its technology leadership to create its enterprise operating platform, Red Hat Enterprise Linux (“Enterprise Linux”) and other infrastructure technology solutions, based on open source technology. The Company’s enterprise solutions are intended to meet the functionality requirements and performance demands of the enterprise and third-party computer hardware and software applications that are critical to the enterprise. The Company provides the chief information officers of the largest companies in the world with the choice of Enterprise Linux operating platforms for a range of application areas, including the technical/developer workstation, edge of the network applications, information technology infrastructure (applications such as database, ERP and large file systems), corporate desktop and data center. Red Hat Network (“RHN”) provides an integrated management service that allows various Red Hat enterprise technologies to be updated and configured and the performance of these and other technologies to be monitored in an automated fashion. These and other technology solutions reflect the Company’s continuing commitment to provide an enterprise-wide infrastructure platform and developer solutions based on open source technology. The Company derives its revenues and generates its cash from customers primarily from two sources: (i) subscriptions for its enterprise technologies and (ii) training and services revenue, as further described below in NOTE 2, Summary of Significant Accounting Policies.

NOTE 2—Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three months and six months ended August 31, 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months and six months ended August 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2007. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting. For further information, see the Company’s Consolidated Financial Statements, including notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006.

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

Subscription Revenue

Subscription revenue is comprised of direct and indirect sales of Red Hat enterprise technologies. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding subscription agreement for the purchase of a subscription, subscription services are made available to the customer and the customer is billed. The deferred revenue amount is amortized to revenue over the life of the subscription. Red Hat enterprise technologies are generally offered with either one or three-year base subscription periods; the majority of our subscriptions have one-year terms. Under these subscription agreements, renewal rates are generally specified for one or three year renewal terms. The base subscription generally entitles the end user to the technology itself and post contract customer support (“PCS”) generally consisting of a specified level of customer support and security errata, bug fixes, functionality enhancements to the technology and upgrades to new versions of the technologies, each on a when-and-if available basis, during the term of the subscription. The Company sells its offerings through two principal channels: (1) direct, which includes sales by the Company’s sales-force as well as web store sales, and (2) indirect, which includes distributors, resellers and OEMs. The Company recognizes revenue from the sale of Red Hat enterprise technologies ratably over the period of the subscription beginning on the commencement date of the subscription agreement.

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

In addition, the Company’s subscription revenue is partially derived from sales of its RHN offerings. RHN is a Red Hat-hosted, internet-based set of services used to help promote the security, availability and management of most of the Company’s Red Hat technology solutions as well as provide functionality for managing other technologies. RHN may be subscribed to at the time of, and in addition to, one of the Company’s Enterprise Linux offerings or on a stand alone basis. Revenues are recognized ratably over the term of the subscription beginning on the commencement date of the subscription.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. The Company performs this assessment on an annual basis, typically during the fourth quarter of the fiscal year or whenever events or changes in circumstances indicate an impairment may have occurred. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets. No significant impairment losses were recognized by the Company during the three months and six months ended August 31, 2006 and August 31, 2005.

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

Accounts Receivable and Allowance for Doubtful Accounts:

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience by industry and regional economic data. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company feels it is probable the receivable will not be recovered. The Company does not have off-balance-sheet credit exposure related to its customers. Accounts receivable includes earnings in excess of billings of $1.6 million and $1.5 million at August 31, 2006 and February 28, 2006, respectively.

Investments in Debt Securities

The Company’s investments at August 31, 2006 and February 28, 2006 are in debt securities which are classified as available for sale and carried at market value in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. These investments are classified as either a cash equivalent, current asset (Investments in debt securities-current) or long-term asset (Investments in debt securities-long term) based on their time to maturity at date of purchase by the Company. Investments with a maturity date of one year or less from the balance sheet date are classified as a current asset and those with a maturity date of greater than one year are classified as a long-term asset. The average maturity period of the Company’s investment in debt securities was 0.5 years at August 31, 2006 and 0.7 years at February 28, 2006. The Company’s investments are considered available for sale as these securities could be sold at any time in response to needs for liquidity, changes in the availability of and the yield on alternative instruments or changes in funding sources or terms. The Company had unrealized gains of $3.0 million and $4.4 million related to these investments during the three and six months ended August 31, 2006. The Company had unrealized losses of $0.4 million and unrealized gains of $0.8 million related to theses investments for the three months and six months ended August 31, 2005, respectively.

Internal Use Software

In accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalized $2.6 million and $2.8 million in costs related to the development of internal use software for its website, enterprise resource planning system and systems management applications during the three months ended August 31, 2006 and August 31, 2005, respectively. For the six months ended August 31, 2006 and 2005, the Company capitalized $4.0 million and $5.3 million of internal use software, respectively. The Company amortizes the costs of computer software developed for internal use on a straight-line basis over an estimated useful life of five years. The carrying value of internal use software is included in property and equipment on the Consolidated Balance Sheets.

Capitalized Software Costs

Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. As a result of the Company’s practice of releasing source code that it has developed on a weekly basis for unrestricted download on the Internet, there is generally no passage of time between achievement of technological feasibility and the availability of the Company’s product for general release. Therefore, the Company has no capitalized software development costs at August 31, 2006 and February 28, 2006.

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

The costs related to the issuance of the convertible debentures, which closed on January 12, 2004, were capitalized and are being amortized to interest expense through January, 2009, the first scheduled date on which holders have the option to require the Company to repurchase the convertible debentures. Issuance costs related to the Company’s convertible debentures totaled $15.8 million and primarily consisted of investment banking, legal and other professional fees. Amortization expense, which is included in interest expense, was $0.8 million for each of the three months ended August 31, 2006 and August 31, 2005. Amortization expense was approximately $1.6 million for each of the six months ended August 31, 2006 and August 31, 2005.

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

Effective March 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), using the modified-prospective transition method. Under the modified-prospective method, compensation costs recognized in the three months and six months ended August 31, 2006 includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of March 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (“SFAS 123”) and (b) compensation costs for all share-based awards granted on or subsequent to March 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the provisions of the modified prospective transition method, results for prior periods have not been restated.

The following summarizes share-based compensation expense recognized in our Consolidated Financial Statements for the three months ended August 31, 2006 and August 31, 2005 (in thousands):

	Three Months Ended
	August 31, 2006 (unaudited)	August 31, 2005 (unaudited)
Cost of revenue	$539	$—
Sales and marketing	2,455	19
Research and development	1,771	53
General and administrative	3,535	1,238

Total share-based compensation	$8,300	$1,310

No share-based compensation was capitalized during the three months ended August 31, 2006 and 2005.

The following summarizes share-based compensation expense recognized in our Consolidated Financial Statements for the six months ended August 31, 2006 and August 31, 2005 (in thousands):

	Six Months Ended
	August 31, 2006 (unaudited)	August 31, 2005 (unaudited)
Cost of revenue	$1,049	$—
Sales and marketing	4,572	31
Research and development	3,268	105
General and administrative	7,037	2,359

Total share-based compensation	$15,926	$2,495

No share-based compensation was capitalized during the six months ended August 31, 2006 and 2005.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-based Compensation—Transition and Disclosure, to stock based employee compensation (in thousands, except per share amounts):

	Three Months Ended August 31, 2005 (unaudited)	Six Months Ended August 31, 2005 (unaudited)
Net income, as reported	$16,732	$29,166
Add: Recognized stock-based compensation expense for options, net of related tax effects	1,179	2,245
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(10,038)	(19,906)

Pro forma net income	$7,873	$11,505

Earnings per share data:
Basic as reported	$0.09	$0.16
Basic pro forma	$0.04	$0.07
Diluted as reported	$0.09	$0.15
Diluted pro forma	$0.04	$0.07

Prior to the adoption of SFAS 123R, had the Company realized the tax benefits from deductions resulting from the exercise of share-based awards, it would have presented such tax benefits as a source of operating cash flow in its Consolidated Statements of Cash Flows. SFAS 123R requires that the portion of benefits resulting from tax deductions in excess of the award’s original grant date fair value (the “excess tax benefits”) be presented as a source of cash flow from financing activities. In the three and six months ended August 31, 2006 the Company recognized $1.6 million and $4.9 million, respectively of income tax benefits from share-based awards exercised during the current period of which, for the same periods, $0.7 million and $2.9 million, respectively resulted from tax deductions in excess of the original fair value of the awards as previously reported on a pro-forma basis under SFAS 123. These excess tax benefits are reported on the Company’s Consolidated Statements of Cash Flows as cash provided by financing activities.

The fair value of options granted during the three and six months ended August 31, 2006 under the provisions of SFAS 123R and the three and six months ended August 31, 2005 under the provisions of SFAS 123 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the following weighted average assumptions:

	Three Months Ended
	August 31, 2006 (unaudited)	August 31, 2005 (unaudited)
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	5.00%	3.83%
Expected volatility (1)	48.48%	60.77%
Expected life (in years) (2)	3.27	3.00
Weighted average fair value of options granted during the period	$9.87	$6.62

	Six Months Ended
	August 31, 2006 (unaudited)	August 31, 2005 (unaudited)
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	4.96%	3.81%
Expected volatility (1)	48.65%	62.41%
Expected life (in years) (2)	3.27	3.00
Weighted average fair value of options granted during the period	$10.23	$6.51

(1)	The expected volatility rate for options granted during the three and six months ended August 31, 2006 was estimated based on an equal weighting of historical volatility of the Company’s common stock over a period of approximately 3.27 years and the implied volatility of publicly traded options for the Company’s common stock.
(2)	The expected term for options granted during the three and six months ended August 31, 2006 was determined by assuming a midpoint hypothetical settlement scenario which incorporates unsettled options into the term estimate by assuming all vested, outstanding options are settled mid-way between the date of review, May 22, 2006, and the options’ expiration. The Company will reassess its estimate of expected term annually or when new information indicates a change is appropriate.

Estimated annual forfeitures: SFAS 123R requires the application of an estimated forfeiture rate. An estimated forfeiture rate of 15% per annum, which approximates the Company’s historical rate, was applied to (a) unvested options granted prior to adoption and (b) all options granted since adoption. Awards are adjusted to actual forfeiture rates at vesting. The Company expects to reassess its estimated forfeiture rate annually or when new information, including actual forfeitures indicate a change is appropriate.

Sales and Marketing Expenses

Sales and marketing expenses consist of costs, including salaries, sales commissions and related expenses, such as travel, of all personnel involved in the sales and marketing process. Sales and marketing expenses also include costs of advertising, sales lead generation programs, cooperative marketing arrangements and trade shows. All costs of advertising, including cooperative marketing arrangements, are expensed as incurred. Advertising expense totaled $4.2 million and $3.1 million for the three months ended August 31, 2006 and August 31, 2005, respectively. For the six months ended August 31, 2006 and August 31, 2005 advertising expense totaled $8.4 million and $5.7 million, respectively.

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

Deferred Taxes

The Company accounts for income taxes using the liability method that requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of its assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The Company has recorded a valuation allowance against the majority of its deferred tax assets due to uncertainty of realization of these deferred tax assets. For the three months and six months ended August 31, 2006, the Company recorded a net tax expense of $6.5 million and $14.6 million, respectively. For the three months and six months ended August 31, 2005, the Company recorded a net tax expense of $1.9 million and $3.2 million, respectively.

The Company continues to assess the realizability of its deferred tax assets, which primarily consist of net operating losses from deductions resulting from exercises of stock options by employees in the United States. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making this assessment, management considers the historical trend of taxable losses, projected future taxable income and the reversal of deferred tax liabilities. As of August 31, 2006, the net deferred tax asset balance was approximately $167.4 million of which $155.1 million is offset by a valuation allowance and is included in prepaid expenses and other current assets. The Company continues to provide a valuation allowance against its deferred tax assets arising from tax losses in the United States and Asia Pacific due primarily to (i) cumulative tax losses, (ii) uncertainty related to the amount of future stock option exercises and related tax deductions generated, and (iii) inherent difficulties in forecasting future taxable income as a result of rapidly changing technology and the Company’s competitive environment.

Foreign Currency Translation

The Euro has been determined to be the functional currency for the Company’s European operations and local currencies have been determined to be the functional currencies for the Company’s Asian operations.

Foreign exchange gains and losses, which result from the process of remeasuring foreign currency transactions into the appropriate functional currency, are included in other income and expense, net in the Company’s Consolidated Statements of Operations. The translation of foreign currency financial statements into U.S. Dollars is included in other comprehensive income, which is a separate component of stockholders’ equity. Net foreign exchange gains and losses, included in other income, were $0.3 million loss and $0.3 million gain for the three and six months ended August 31, 2006, respectively. For the three months ended August 31, 2005 net foreign exchange losses, included in other income, were $0.2 million. No significant net foreign exchange gains or losses were recognized for the six months ended August 31, 2005.

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

For the three months and six months ended August 31, 2006 and August 31, 2005, there were no individually significant customers from which the Company generated revenue.

Net Income Per Common Share

The Company computes net income per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”), SEC Staff Accounting Bulletin No. 98 (“SAB 98”) and Emerging Issues Task Force No. 04-8, The Effect of Contingently Convertible Instruments on Diluted EPS. Under the provisions of SFAS 128 and SAB 98, basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income adjusted for interest expense and amortization of debt issuance costs associated with the convertible debentures, by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of shares issuable upon the exercise of stock options and convertible securities such as our convertible debentures. Diluted net income per share for the three months and six months ended August 31, 2006 and August 31, 2005, assumes the conversion of the convertible debentures using the “if converted” method.

The following table reconciles the numerators and denominators of the earnings per share calculation for the three months ended August 31, 2006 and August 31, 2005 (in thousands, except per share amounts):

	Three Months Ended (unaudited)
	August 31, 2006	August 31, 2005
Diluted net income per share computation:
Net income	$11,047	$16,732
Interest expense on convertible debt, net of related tax	464	654
Amortization of debt issuance costs, net of related tax	489	693

Net income—diluted	$12,000	$18,079

Weighted Average common shares outstanding	190,292	177,208
Incremental shares attributable to assumed exercise of outstanding options	7,375	8,839
Incremental shares attributable to assumed exercise of convertible debentures	22,273	22,536

Diluted shares	219,940	208,583
Diluted net income per share	$0.05	$0.09

The following table reconciles the numerators and denominators of the earnings per share calculation for the six months ended August 31, 2006 and August 31, 2005 (in thousands, except per share amounts):

	Six Months Ended (unaudited)
	August 31, 2006	August 31, 2005
Diluted net income per share computation:
Net income	$24,800	$29,166
Interest expense on convertible debt, net of related tax	927	1,326
Amortization of debt issuance costs, net of related tax	978	1,397

Net income—diluted	$26,705	$31,889

Weighted Average common shares outstanding	186,936	176,995
Incremental shares attributable to assumed exercise of outstanding options	8,139	8,013
Incremental shares attributable to assumed exercise of convertible debentures	22,273	22,886

Diluted shares	217,348	207,894
Diluted net income per share	$0.12	$0.15

Segment Reporting

The Company is organized primarily on the basis of three geographic business units, Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific. These business units are aggregated into one reportable segment due to the similarity in nature of products provided, financial performance economics (e.g., revenue growth and gross margin), methods of distribution (direct and indirect) and customer classification and base (e.g., distributors, resellers and large enterprise).

Previously the Company reported its results in two reportable segments aligned by product: enterprise technologies and embedded technologies. The embedded product is no longer significant in terms of revenue, no longer separately managed and no longer considered a separate business unit. Accordingly, the Company has reclassified its prior period financial results to conform with current period presentation.

The Company has offices in more than 50 locations around the world. The Company manages its international business on an Americas-wide, EMEA-wide and Asia Pacific-wide basis. The following table aggregates individually immaterial international operations and separately discloses the significant international operations as of and for the three months ended August 31, 2006 and August 31, 2005 (in thousands):

	Americas	EMEA	Asia Pacific	Total

	Three Months Ended August 31, 2006 (unaudited)
Revenue from unaffiliated customers	$66,948	$18,038	$14,687	$99,673
Net income	$10,515	$429	$103	$11,047
Total assets	$1,538,141	$62,173	$40,257	$1,640,571

	Americas	EMEA	Asia Pacific	Total

	Three Months Ended August 31, 2005 (unaudited)
Revenue from unaffiliated customers	$44,349	$11,471	$9,898	$65,718
Net income	$15,380	$1,278	$74	$16,732
Total assets	$1,115,673	$38,081	$26,022	$1,179,776

Revenues from unaffiliated customers in the United States, the Company’s country of domicile, were approximately $63.3 million and $44.3 million for the three months ended August 31, 2006 and August 31, 2005, respectively. Revenues in Japan totaled $8.4 million and $5.5 million for the three months ended August 31, 2006 and August 31, 2005, respectively. In terms of revenue, Japan was the only individually material country outside the United States.

The following table aggregates individually immaterial international operations and separately discloses the significant international operations as of and for the six months ended August 31, 2006 and August 31, 2005 (in thousands):

	Americas	EMEA	Asia Pacific	Total

	Six Months Ended August 31, 2006 (unaudited)
Revenue from unaffiliated customers	$123,112	$32,956	$27,608	$183,676
Net income (loss)	$22,905	$2,043	$(148)	$24,800
Total assets	$1,538,141	$62,173	$40,257	$1,640,571

	Americas	EMEA	Asia Pacific	Total

	Six Months Ended August 31, 2005 (unaudited)
Revenue from unaffiliated customers	$85,652	$22,181	$18,665	$126,498
Net income (loss)	$28,576	$1,111	$(521)	$29,166
Total assets	$1,115,673	$38,081	$26,022	$1,179,776

Revenues from unaffiliated customers in the United States, the Company’s country of domicile, were approximately $116.3 million and $85.7 million for the six months ended August 31, 2006 and August 31, 2005, respectively. Revenues in Japan totaled $16.1 million and $10.5 million for the six months ended August 31, 2006 and August 31, 2005, respectively.

Comprehensive Income

The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income for the three months ended August 31, 2006 and August 31, 2005 was as follows (in thousands):

	Three Months Ended (unaudited)
	August 31, 2006	August 31, 2005
Comprehensive income:
Net income	$11,047	$16,732
Foreign currency translation adjustments, net of taxes	(334)	(132)
Change in unrealized losses on marketable securities, net of taxes	2,998	(447)

Total comprehensive income, net of taxes	$13,711	$16,153

Comprehensive income for the six months ended August 31, 2006 and August 31, 2005 was as follows (in thousands):

	Six Months Ended (unaudited)
	August 31, 2006	August 31, 2005
Comprehensive income:
Net income	$24,800	$29,166
Foreign currency translation adjustments, net of taxes	(785)	(141)
Change in unrealized losses on marketable securities, net of taxes	4,357	831

Total comprehensive income, net of taxes	$28,372	$29,856

As of August 31, 2006 and February 28, 2006, the Company held investments in debt securities with an unrealized loss of $5.4 million and $9.7 million, respectively.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for the Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a comprehensive model for recognizing, measuring, presenting and disclosing uncertain income tax positions taken or expected to be taken by the Company on its tax returns. The Company will adopt FIN 48 effective March 1, 2007. The cumulative effects, if any, of applying FIN 48 will be recorded to retained earnings as of the beginning of the period of adoption. The Company has begun evaluating the impact of FIN 48 on its consolidated financial statements, but is not yet in a position to determine such effects.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides guidance on the consideration of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The staff believes registrants must quantify the impact of correcting all misstatements, including both carryover and reversing effects of prior year misstatements, on the Company’s current year consolidated financial statements. The staff prescribes two approaches to assessing the materially of misstatements; the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current year income statement and the “iron curtain approach”, which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If under either approach, misstatements are deemed material, the Company is required to adjust its financial statements, including correcting prior year financial statements, even though such correction was and continues to be immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require the Company to amend previously filed reports, rather such corrections may be made the next time the Company files its prior year statements. The Company does not currently anticipate any adjustments resulting from the application of SAB 108.

NOTE 3—Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the Company completed the annual impairment test as of February 28, 2006 and no goodwill impairment was deemed necessary. The following is a summary of goodwill for the three months ended August 31, 2006 (in thousands):

(unaudited)
Balance at February 28, 2006	$75,942
Add: acquisition of JBoss, Inc. (see NOTE 13)	255,339
Acquisition of other businesses (1)	16,640
Less: tax benefits related to acquired NOL carryforwards	(5,063)
Impact of foreign currency fluctuations and other	264

Balance at August 31, 2006	$343,122

(1)	Goodwill additions represent the excess of purchase price over tangible and identifiable intangible assets of acquired businesses operating in India, Argentina and Brazil.

NOTE 4—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of purchased technologies, customer and reseller relationships, trademarks, copyrights and patents, which are amortized over the estimated useful life on a straight line basis. Useful lives range from three to five years for purchased technologies and customer and reseller relationships and three to ten years for trademarks, copyrights and patents. Amortization expense associated with identifiable intangible assets was $2.6 million and $1.0 million for the three months ended August 31, 2006 and 2005, respectively. Amortization expense for the six months ended August 31, 2006 was $3.4 million and $1.7 million, respectively. The following is a summary of identifiable intangible assets (in thousands):

	August 31, 2006 (unaudited)			February 28, 2006
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$8,453	$(4,140)	$4,313	$4,486	$(2,500)	$1,986
Purchased technologies	17,423	(6,650)	10,773	13,323	(4,561)	8,762
Customer and reseller relationships	78,773	(2,901)	75,872	3,700	(981)	2,719

Total identifiable intangible assets	$104,649	$(13,691)	$90,958	$21,509	$(8,042)	$13,467

Additions to identifiable intangible assets resulting from the Company’s recent acquisition of JBoss, which closed June 2, 2006, totaled $79.2 million (see NOTE 13).

NOTE 5—Other Assets

Other assets were comprised of the following (in thousands):

	August 31, 2006 (unaudited)	February 28, 2006
Debt issue costs—convertible debentures	$7,148	$8,652
Cost-basis investments	5,132	5,132
Equity-basis investment	20,065	20,013
Security deposits	1,548	1,305
Other	380	—

	$34,273	$35,102

The Company reviews the non-marketable cost-basis investments in equity securities for other than temporary declines in fair value based on prices recently paid for shares in that company, as well as changes in market conditions. The carrying values are not necessarily representative of the amounts that the Company could realize in a current transaction.

Equity-basis investment represents $20.1 million related to the Company’s previously announced investment in Open Inventions Network LLC (“OIN”) and the related cumulative share of OIN’s earnings.

NOTE 6—Accrued Expenses

Accrued expenses were comprised of the following (in thousands):

	August 31, 2006 (unaudited)	February 28, 2006
Wages and other compensation related expenses	$14,470	$14,921
Other trade payables	11,363	8,799
Income and other taxes payable	6,065	7,319
Other	960	921

Total accrued expenses	$32,858	$31,960

NOTE 7—Convertible Debentures

In January 2004, the Company issued $600 million in convertible senior debentures (“Debentures”) to the initial purchaser, a sophisticated, accredited investor with a pre-existing relationship with the Company, in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and the debentures were resold by the initial purchaser to qualified institutional buyers under Rule 144A under the Securities Act. Pursuant to a previously announced common stock and convertible debenture repurchase program, the Company has repurchased certain Debentures since their issuance. As of August 31, 2006, there was $570 million in principal amount of the Debentures outstanding. The Debentures mature on January 15, 2024 and bear interest at a rate of 0.5% per annum, payable semiannually on January 15 and July 15 of each year. The Debentures are senior unsecured obligations and rank equally in right of payment with all of the Company’s other existing and future unsecured and unsubordinated debt. The Debentures are convertible into approximately 22,273,000 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 39.0753 shares per $1,000 principal amount of debentures (which represents a conversion price of approximately $25.59 per share) subject to adjustment under certain conditions. The holders of the Debentures may convert their Debentures into shares of the Company’s common stock prior to stated maturity under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ending February 29, 2004 if the closing sale price of the Company’s common stock exceeds 120% of the then current conversion price for at least

20 consecutive trading days in the 30 consecutive trading-day period ending on the last trading day of the immediately preceding fiscal quarter; (2) during any five consecutive trading-day period immediately following any five consecutive trading-day period (the “Debenture Measurement Period”) in which the average trading price of the Debentures during that Debenture Measurement Period was less than 97% of the average conversion value for the Debentures during such period; however, the holders may not convert their Debentures after January 15, 2019 if on any trading day such Debenture Measurement Period the closing sale price of shares of our common stock was between the then current conversion price of the Debentures and 120% of the then current conversion price of the Debentures; (3) upon the occurrence of specified corporate transactions; or (4) if the Company has called the Debentures for redemption. Based upon the terms of the Debentures, the contingent conversion features were not triggered as of August 31, 2006. The Company may redeem the Debentures, in whole or in part, in cash at any time on or after January 15, 2009. Holders of the Debentures may require the Company to redeem the Debentures, in whole or in part, in cash on January 15 of 2009, 2014 and 2019. As of August 31, 2006, no Debentures were redeemed. Accrued interest to the redemption date will be paid by the Company in any such redemption. Interest payments of $1.5 million were made during the three and six months ended August 31, 2006. Accrued interest payable at August 31, 2006 was $0.4 million and is recorded in accrued expenses.

In connection with the issuance of the Debentures, the Company incurred $15.8 million of issuance costs, which primarily consisted of investment banking, legal and other professional fees. These costs are being amortized and are recorded as additional interest expense through January, 2009, the first scheduled date on which holders have the option to require the Company to repurchase the Debentures. Amortization expense related to the issuance costs was $0.8 million for the three months ended August 31, 2006 and August 31, 2005 and $1.5 million and $1.6 million for the six months ended August 31, 2006 and August 31, 2005, respectively. At August 31, 2006, net debt issuance costs associated with the Debentures was $7.1 million and is recorded in other assets, net.

NOTE 8—Income Taxes

During the three and six months ended August 31, 2006, the Company recorded $6.5 million and $14.6 million of income tax expense, respectively, which resulted in an estimated annual effective tax rate of 37%. The Company’s estimated annual effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the treatment of incentive stock options which are included in the Company’s Consolidated Statements of Operations for the three and six months ended August 31, 2006 but are considered non-deductible for tax purposes. The provision for income tax expense for the three months and six months ended August 31, 2005, was $1.9 million and $3.2 million and was based on a then estimated annual effective tax rate of 10%, primarily for foreign income tax expense as the Company anticipated no significant U.S. income tax expense as a result of stock option exercises and related tax deductions earned in the three and six month periods ended August 31, 2005.

As of August 31, 2006 the Company continues to provide a valuation allowance against the majority of its net deferred tax assets with respect to its net operating losses (“NOLs”) in the United States and Asia Pacific since realization of these benefits is not deemed more likely than not. Based on the valuation allowance as of August 31,2006, if the Company concluded the reversal of the entire valuation allowance was appropriate, the following would be recorded: (1) approximately $1.6 million reduction in goodwill related to NOLs from acquisitions; (2) approximately $139.9 million increase to additional paid in capital related to NOLs from deductions with respect to stock options and warrants; and (3) an income tax benefit of approximately $13.6 million.

As of August 31, 2006, the Company had federal and state net operating loss carryforwards of approximately $441 million and $541 million respectively. These net operating loss carryforwards expire in varying amounts beginning in 2019 and 2007 for federal and state income tax purposes, respectively. A portion of the net operating loss carryforwards is reflected in additional paid-in capital with a full valuation allowance as these net operating loss carryforwards are generated by deductions related to stock options and warrants. The Company’s research and development credits begin to expire in 2009.

NOTE 9—Share-based Awards

The Company’s 2004 Long-Term Incentive Plan as amended (the “2004 Plan”) provides for the granting of stock options, nonvested shares and deferred share units, among other awards. As of August 31, 2006, approximately 11 million shares of common stock were reserved for issuance upon exercise of future options to be granted to any employee, officer or director or consultant of the Company at terms and prices to be determined by the Board of Directors. The 2004 Plan provides that the purchase price per share for each option shall not be less than the fair market value of the common stock on the date of grant. Options granted under the 2004 Plan to date include contract terms of five years and generally vest 25% upon completion of one full year of service and 6.25% on the first day of each subsequent three-month period of service. The 1999 Stock Option and Incentive Plan (the “1999 Plan”) provides that the purchase price per share for each non-qualified option should be set by the Board of Directors on the date of grant. The purchase price per share for each Incentive Stock Option (“ISO”) shall not be less than the fair market value of the common stock on the date of grant. The maximum contract term for an option granted under the 2004 Plan is seven years from the date of grant and under the 1999 Plan is ten years from the date of grant. Options granted under the 1999 Plan generally vest 25% upon completion of one full year of service and 6.25% on the first day of each subsequent three-month period of service.

Stock Options

The activity for the stock option plans for the three and six months ended August 31, 2006 is presented in the following table:

	Shares Underlying Options	Weighted Average Exercise Price Per Share
Outstanding at February 28, 2006	18,703,115	$13.43
Granted	172,300	28.34
Exercised	(737,277)	9.93
Forfeited	(118,743)	19.72

Outstanding at May 31, 2006	18,019,395	$13.68

Granted	448,799	26.38
Exercised	(450,179)	10.04
Forfeited	(159,024)	15.65
Converted—JBoss options at acquisition	724,039	1.07

Outstanding at August 31, 2006	18,583,030	$13.46

The following summarizes information about the Company’s outstanding stock options at August 31, 2006:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.00 - $ 3.21	2,395,471	6.0	$0.73	1,771,952	$0.58
$ 3.22 - $ 6.41	3,246,001	5.3	$5.08	3,101,921	$5.04
$ 6.42 - $ 9.62	1,860,623	6.3	$7.43	1,469,829	$7.46
$ 9.63 - $12.03	713,257	3.5	$11.02	185,974	$11.11
$12.04 - $16.03	6,121,739	4.2	$13.99	1,675,063	$13.91
$16.04 - $19.24	615,741	5.8	$17.59	277,057	$17.70
$19.25 - $22.44	652,233	5.8	$21.26	449,874	$21.29
$22.45 - $28.86	2,521,137	4.6	$26.11	1,564,204	$26.56
$28.87 - $32.06	83,450	4.4	$29.22	—	$—
$32.07 and over	373,378	3.2	$85.59	373,378	$85.59

	18,583,030	4.9	$13.46	10,869,252	$12.97

The total intrinsic value of stock options exercised during the three months ended August 31, 2006 and 2005 was $6.4 million and $9.2 million, respectively. The total intrinsic value of stock options exercised during the six months ended August 31, 2006 and 2005 was $20.5 million and $11.1 million, respectively. The total intrinsic value of stock options exercisable as of August 31, 2006 was $139.8 million.

As of August 31, 2006, compensation cost related to unvested stock options not yet recognized in the Company’s Consolidated Financial Statements totaled $ 65.2 million. The weighted average period over which these unvested stock options are expected to be recognized is approximately 1.9 years.

Nonvested Shares

The following summarizes information about the Company’s outstanding nonvested shares at August 31, 2006:

	Nonvested Shares	Weighted Average Grant-date Fair Value
Nonvested at February 28, 2006	127,688	$13.20
Granted	—	—
Vested	(14,812)	11.03
Forfeited	—	—

Nonvested at May 31, 2006	112,876	$13.49
Granted	10,500	23.27
Vested	(20,030)	14.46
Forfeited	—	—

Nonvested at August 31, 2006	103,346	$14.29

Nonvested shares granted under the 2004 Plan generally vest 25% on the first anniversary of the date of grant and 6.25% on the first day of each subsequent three-month period. Nonvested shares are generally amortized to expense on a straight-line basis over four years. The total fair value of nonvested shares recognized in the Consolidated Statements of Operations for the three months ended August 31, 2006 was $0.1 million. The total fair value of nonvested shares recognized in the Consolidated Statements of Operations for the six months ended August 31, 2006 and 2005 was $0.4 million and $0.1 million, respectively.

As of August 31, 2006, compensation cost related to nonvested share awards not yet recognized in the Company’s Consolidated Financial Statements totaled $1.3 million. The weighted average period over which these nonvested share awards are expected to be recognized is approximately 3.0 years.

Deferred Share Units

Deferred share units are generally awarded to Directors and vest immediately. Deferred share units awarded during the six months ended August 31, 2006 totaled 14,965 shares with a weighted average fair value per share of $23.50. The total fair value of deferred share units recognized as compensation expense in the Company’s Consolidated Financial Statements for the three months ended August 31, 2006 and 2005 was $0.3 million and $0.1 million, respectively. The total fair value of deferred share units recognized in the Company’s Consolidated Financial Statements for the six months ended August 31, 2006 and 2005 was $0.4 million and $0.1 million, respectively.

NOTE 10—Commitments and Contingencies

As of August 31, 2006, the Company leased office space and certain equipment under various non-cancelable operating leases. Rent expense under operating leases was $2.1 million and $1.3 million for the three months ended August 31, 2006 and August 31, 2005, respectively. For the six months ended August 31, 2006 and August 31, 2005 rent expense under operating leases was $3.7 million and $2.6 million, respectively. As of August 31, 2006 the Company had no capital leases.

In January 2002, the Company assumed the lease obligation of an unrelated third party for an office building which serves as the Company’s headquarters. This lease terminates in June 2020. As compensation to the Company for assuming this obligation, the third party paid rent on the Company’s behalf from the commencement of the sublease until February 2003, is allowing the Company the use of all furniture and fixtures, including building improvements, that were in the building at the time of the commencement of the sublease, and paid the Company a certain monthly amount through October 2002 to offset the operating expenses of this building, all of which was valued in the aggregate at $5.9 million. Included in the aggregate amount was $3.6 million representing the fair value of furniture and fixtures. This credit balance began to amortize, as a reduction to related rent expense, in fiscal 2004 and will continue to do so until the lease terminates in June 2020. The furniture and fixtures are being depreciated over a period of seven years. As of August 31, 2006, the carrying amount of long-term deferred lease credit was $5.4 million.

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

NOTE 11—Legal Proceedings

Red Hat Professional Consulting, Inc., formerly PTI, a wholly owned subsidiary of the Company acquired in February 2001, together with its former directors and some of its former principal shareholders, is a defendant in a suit brought by a former employee in DeKalb County Superior Court in Georgia (Case No. 00-CV-5509-8). The plaintiff asserts, among other things, breach of various employment agreements and seeks monetary damages. Red Hat Professional Consulting, Inc. has filed an answer, affirmative defenses and counterclaims, denying all liability. All discovery in the matter is complete. On October 31, 2005, a hearing was held on defendants’ Third Motion for Partial Summary Judgment, and the Court granted summary judgment on three of the claims. A pre-trial order has been entered in the matter, and it has been set for trial on December 11, 2006. The Company has been indemnified in this matter by the former PTI shareholders and further believes that the likelihood of a material loss is remote.

Commencing on or about March 29, 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. On August 8, 2001, Chief Judge Michael Mukasey of the U.S. District Court for the Southern District of New York issued an order that transferred all of the so-called IPO allocation actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings (Case No. 21 MC 92). The court has consolidated the actions into a single action. The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages. No discovery has occurred to date. The individual director and officer defendants have been dismissed from the case without prejudice. The Company believes these complaints are without merit and will defend itself vigorously in this matter. There can be no assurance, however, that this matter will be resolved in the Company’s favor. The Company, among other issuers, the plaintiffs, and the insurers, have agreed, in concept, to a proposed settlement whereby the Company would be released from this litigation without further payment from the Company. That proposed settlement has been submitted to the court for its consideration. A fairness hearing on the proposed settlement was held on April 24, 2006.

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

In the summer of 2004, 14 class action lawsuits were filed against the Company and several of its present and former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of North Carolina. In each of the actions, plaintiffs seek to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arise in connection with the Company announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs assert that certain present and former officers (the “Individual Defendants”) and the Company variously violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs seek unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in the Company’s common stock, disgorgement by the Company’s chief executive officer and former chief financial officer of certain compensation and profits from trading in the Company’s common stock pursuant to Section 304 of the Sarbanes-Oxley Act of 2002, and other relief. As of September 8, 2004, all of these class action lawsuits were consolidated into a single action referenced as Civil Action No. 5:04-CV-473BR and titled In re Red Hat, Inc. Securities Litigation. Lead counsel and lead plaintiff in the case have now been designated, and on May 6, 2005, the plaintiffs filed an amended consolidated class action complaint. On July 29, 2005, the Company, on behalf of itself and the Individual Defendants, filed a motion to dismiss the action for failure to state a claim upon which relief may be granted. Also on that date PricewaterhouseCoopers LLP (“PwC”), another defendant, filed a separate motion to dismiss. On May 12, 2006, the Court issued an order granting the motion to dismiss the Securities Exchange Act claims against several of the Individual Defendants, but denying the motion to dismiss the Securities Exchange Act claims against the Company, its chief executive officer and its former chief financial officer. The Court dismissed the claims under the Sarbanes-Oxley Act in their entirety, and also granted PwC’s motion to dismiss. A scheduling order has been entered in the matter, and discovery is scheduled to conclude by September 21, 2007. The Company intends to vigorously defend the remaining claims in this class action lawsuit. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

On June 26, 2006, FireStar Software, Inc. filed a complaint in the U.S. District Court for the Eastern District of Texas (Civil Action No. 2-06CV-258), alleging that the Company and certain subsidiaries have directly and indirectly infringed FireStar’s U.S. Patent Number 6,101,502 by marketing, distributing, using and offering to provide support services for the JBoss Hibernate 3.0 software. The complaint seeks, among other relief, compensatory damages, enhanced damages, costs, attorney’s fees and injunctive relief. As of the date of this report, neither the Company nor its subsidiaries has received service of process in this matter. Based on the Company’s efforts to date, the Company believes it has meritorious defenses to this matter. Should this matter proceed to litigation, the Company intends to vigorously defend itself. There can be no assurance, however, that the Company would be successful in such a lawsuit, and an adverse resolution of such a lawsuit could have a material adverse effect on the Company’s financial position and ability to continue to capitalize on its service offerings around the Hibernate technology.

The Company also experiences other routine litigation in the normal course of our business. The Company believes that the outcome of this routine litigation will not have a material adverse effect on its consolidated financial position and results of operations.

NOTE 12—Employee Benefit Plans

The Company provides a retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended (“IRC”). Participants may elect to contribute a portion of their annual compensation to the plan, after complying with certain limitations set by the IRC. Employees are eligible to participate in the plan if they are over 21 years of age. The Company has the option to make contributions to the plan and contributed $0.8 million and $1.6 million to the plan for the three and six months ended August 31, 2006, respectively. Contributions to the plan for the three and six months ended August 31, 2005 totaled $0.4 million and $0.8 million, respectively.

NOTE 13—Business Combinations

Acquisition of JBoss, Inc.

On June 2, 2006 the Company completed its previously announced acquisition of JBoss, Inc. for approximately $329.5 million in base consideration. The Company is also obligated to pay an additional approximately $70 million pursuant to the acquisition agreement at specified times during the two years after the closing upon the achievement of certain performance milestones related to sales of JBoss products and services during calendar years 2006 and 2007. The total consideration paid by the Company in connection with the acquisition is summarized in the following table (in thousands):

	Common Shares Par $0.0001 (unaudited)	Additional Paid-in Capital (unaudited)	Total (unaudited)
Issuance of Red Hat common stock to JBoss stockholders—6,710,766 @ $27.51 (1)	$1	$184,612	$184,613
Fair value of Red Hat options issued in exchange of JBoss outstanding options		7,587	7,587

Cash consideration paid to and or on behalf of JBoss stockholders			128,638
Debt paid on behalf of JBoss stockholders			3,886
Estimated transaction costs			4,778

Total consideration	$1	$192,199	$329,502

(1)	The number of shares of Red Hat common stock issued is based on the outstanding shares of JBoss common stock, preferred stock, restricted stock and fully vested stock options with varying exchange ratios at a price of $28.76 per Red Hat share. $28.76 represents the average closing price of Red Hat common stock for the 20 trading days as of May 31, 2006. For purposes of determining purchase accounting treatment, the fair value of the common shares issued was $27.51 which represents the average closing price within four days of the acquisition.

The table below represents a preliminary allocation of the total consideration to the Company’s tangible and identifiable intangible assets and liabilities based on management’s assessment of their respective fair values as of the date of the acquisition. Any additional payments will be recorded as adjustments to goodwill.

Total (unaudited)
(in thousands)
Identifiable intangible assets at fair value (see detail below)	$79,173
Cash	2,199
Accounts receivable at fair value	8,771
Fixed assets at fair value	1,912
Other assets at fair value	3,608
Deferred revenue liability at fair value	(17,102)
Accrued liabilities at fair value	(4,398)
Goodwill	255,339

Total consideration allocated	$329,502

The following table summarizes the allocation of estimated identifiable intangible assets resulting from the acquisition. For purposes of this allocation, the Company has assessed a fair value of JBoss identifiable intangible assets related to customer contracts, customer relationships, employee covenants not to compete, developed technology and tradenames and trademarks based on the net present value of the projected income stream of these identifiable intangible assets. The resulting fair value is being amortized over the estimated useful life of each identifiable intangible asset.

	Expense Type	Estimated Life (Years)	Total (in thousands) (unaudited)
Developed technology	Cost of revenue	5	4,100
Customer contracts and relationships—Direct	Sales and marketing	15	51,000
Customer contracts and relationships—Channel	Sales and marketing	12	13,000
Employee covenants not to compete	Sales and marketing	2	73
Tradenames and trademarks	General and administrative	7	11,000

Total identifiable intangible assets			$79,173

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three months and six months ended August 31, 2006 and 2005 (in thousands, except per share amounts) as if the acquisition of JBoss had occurred at the beginning of each period, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisitions actually taken place at the beginning of each period.

	Three Months Ended (Unaudited, Pro Forma)		Six Months Ended (Unaudited, Pro Forma)
	August 31, 2006	August 31, 2005	August 31, 2006	August 31, 2005
Revenue	$99,673	$69,635	$192,772	$133,732
Net income	$11,047	$11,497	$21,002	$18,531
Diluted net income	$12,000	$12,844	$22,907	$21,253
Basic net income per common share	$0.06	$0.06	$0.11	$0.10
Diluted net income per common share	$0.05	$0.06	$0.11	$0.10

Other Business Combinations

On June 8, 2006, the Company purchased the remaining minority interest in its joint venture in India.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a global leader in providing open source software solutions to the enterprise, including our enterprise-ready open source operating system platforms.

Open source software is an alternative to proprietary software and represents a different model for the development and licensing of commercial software code than that typically used for proprietary software. Because open source software code is freely shared, there are customarily no licensing fees for the distribution of the open source software. Therefore, we do not recognize revenue from the licensing of the code itself. We provide value to our customers through the aggregation, integration, testing, certification, delivery, maintenance and support of our Red Hat enterprise technologies, and by providing a level of scalability, stability and accountability for the enterprise technologies we package and distribute. Moreover, because communities of developers not employed by us assist with the creation of our open source offerings, opportunities for further innovation of our offerings are supplemented by these communities.

We sell our enterprise technologies, such as our operating system platform, Red Hat Enterprise Linux (“Enterprise Linux”), through subscriptions, and we recognize revenue over the period of the subscription agreements with our customers. In addition, we generally provide certain managed services for each of our enterprise technologies, through RHN, as a component of our subscriptions. We market our offerings primarily to enterprise customers including large enterprises, government organizations, small and medium size businesses and educational institutions.

We have focused on introducing and gaining acceptance for Red Hat enterprise technologies that comprise our open source architecture. Since introducing our initial enterprise open source operating system platform, Enterprise Linux, it has gained widespread independent software vendor (“ISV”) and independent hardware vendor (“IHV”) support. We have continued to build our open source architecture by expanding our enterprise operating system platform offerings and introducing new systems management services, clustering capability, file management systems, directory and certificate technologies and enhanced security functionality. We intend to bring the value of open source technology to other key areas of the enterprise infrastructure as the development community efforts support and customer needs dictate.

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

On June 2, 2006 we acquired JBoss, Inc., an open source company whose main products are middleware offerings developed and designed for “plug and play” with other leading technologies.

Revenue. For the three months ended August 31, 2006, total revenue increased 51.7% to $99.7 million from $65.7 million for the three months ended August 31, 2005. This increase resulted primarily from an increasing level of adoption of Enterprise Linux as a primary computing platform by the larger enterprise customers, as well as growing penetration of the small and mid-sized business market and increased adoption of other Red Hat enterprise technologies. The success of our business model is predicated on the acceptance and widespread deployment of our open source technologies, and our ability to generate subscription revenues on a per installed system basis for Red Hat enterprise technology, our ability to increase annual average subscription revenues per customer by providing additional value to our customers in the form of additional technology infrastructure and by providing customers with additional services. Revenue resulting from our recent acquisition of JBoss contributed approximately $7 million to the $34 million overall increase in revenue for the three months ended August 31, 2006.

Deferred Revenue. Our deferred revenue, current and long-term, balance at August 31, 2006 was $284.1 million. Because of our subscription model and revenue recognition policies, deferred revenues improve predictability of future revenues. Deferred revenues at August 31, 2006 increased 27.1% as compared to the balance at February 28, 2006 of $223.5 million. This increase includes approximately $16.8 million of deferred revenues added as a result of our JBoss acquisition on June 2, 2006.

Subscriptions. Our enterprise technologies are sold under subscription agreements. These agreements typically have a one or three year subscription period. The subscription entitles the end user to maintenance, which generally consists of a specified level of support, as well as security updates, bug fixes, functionality enhancements and upgrades to the technology, when and if available, during the term of the subscription through RHN. Our customers have the ability to purchase higher levels of subscriptions that increase the level of support the customer is entitled to receive. Subscription revenue increased for the first and second quarters of fiscal 2007 and has increased each quarter of fiscal 2006, 2005 and 2004. This increase is being driven primarily by the increased market acceptance and use of open source software by the enterprise and our expansion of sales channels during these periods. Incremental subscription revenues resulting from our June 2, acquisition of JBoss Inc. totaled approximately $5.2 million for the second quarter ended August 31, 2006.

Sales by geography. We operate our business in three geographic regions: The Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Singapore, Japan, India, Australia, South Korea and China). For the three months ended August 31, 2006, $36.4 million or 36.5% of our revenue was generated outside the United States compared to $21.4 million or 32.5% for the three months ended August 31, 2005. Our international operations are expected to continue increasing as our international sales force and channels become more mature and as we enter new locations or expand our presence in existing locations. As of August 31, 2006, we have offices in more than 50 locations throughout the world.

Income from operations and gross profit margin. Operating income of $9.5 million was 9.5% of total revenue for the three months ended August 31, 2006 and includes $7.4 million of compensation expense related to share-based awards which, prior to the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123R”) in fiscal 2007, we reported on a pro-forma basis in the notes to our consolidated financial statements. Operating income for the three months ended August 31, 2005 of $11.6 million was 18.1% of total revenues for the period. Our growing gross profit margin is a result of a higher mix of subscription revenues which have a higher gross profit margin than training and services revenues. Subscriptions made up 85.2% and 82.7% of total revenues for the three months ended August 31, 2006 and August 31, 2005, respectively. The gross profit margin on subscriptions continues to generally trend upward and was 91.3% and 90.8% for the three months ended August 31, 2006 and August 31, 2005, respectively. These two trends combined resulted in the improvement of our gross profit margin to 83.5% for the three months ended August 31, 2006 from 82.4% for the same period ended August 31, 2005.

Cash, cash equivalents, investments in debt securities and cash flow from operations. Cash, cash equivalents and short-term and long-term investments in debt securities balances at August 31, 2006 totaled $1.0 billion, a decrease of $103.7 million from the previous quarter after payments made of $147.7 for acquisitions of businesses. During the three months ended August 31, 2006, we generated $43.9 million in cash flow from operations primarily related to the increase in sales of subscriptions during the period. Our significant cash balance gives us a measure of flexibility to take advantage of opportunities such as acquisitions, increasing investment in international areas and purchasing our own common stock and debt securities.

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

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies include the following:

•	Revenue recognition;

•	Impairment of long-lived assets;

•	Deferred taxes; and

•	Share-based compensation.

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

Subscription revenue

Subscription revenue is comprised of direct and indirect sales of Red Hat enterprise technologies. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding subscription agreement for the purchase of a subscription, subscription services are made available to the customer and the customer is billed. The deferred revenue amount is amortized to revenue over the life of the subscription. Red Hat enterprise technologies are generally offered with either one or three-year base subscription periods; the majority of our subscriptions have one-year terms. Under these subscription agreements, renewal rates are generally specified for one or three year renewal terms. The base subscription generally entitles the end user to the technology itself and post contract customer support (“PCS”), which variously consists of a specified level of customer support and security errata, bug fixes, functionality enhancements to the technology and upgrades to new versions of the technologies, each on a when and if available basis, during the term of the subscription. We sell our open source technologies through two principal channels: (1) direct, which includes sales by our sales force as well as web store sales, and (2) indirect, which includes distributors, resellers and OEMs. We recognize revenue from the sale of Red Hat enterprise technologies ratably over the period of the subscription beginning on the commencement date of the subscription agreement.

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

Impairment of long-lived assets

We evaluate the recoverability of our property and equipment and other assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. We perform this assessment on an annual basis, typically during the fourth quarter of the fiscal year or whenever events or changes in circumstances indicate an impairment may have occurred. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets. No significant impairment losses were recognized during the three and six months ended August 31, 2006 and 2005. See NOTE 2 to the Consolidated Financial Statements.

Deferred taxes

We account for income taxes using the liability method that requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of our assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. We have recorded a valuation allowance against the majority of our deferred tax assets due to uncertainty of realization of these deferred tax assets. For the three months and six months ended August 31, 2006, we recorded a net tax expense of $6.5 million and $14.6 million, respectively. For the three months and six months ended August 31, 2005, we recorded a net tax expense of $1.9 million and $3.2 million, respectively.

We continue to assess the realizability of our deferred tax assets, which primarily consist of net operating losses from deductions resulting from exercises of stock options by employees in the United States. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making this assessment, management considers the historical trend of taxable losses, projected future taxable income and the reversal of deferred tax liabilities. As of August 31, 2006, the net deferred tax asset balance was approximately $167.4 million of which $155.1 million is offset by a valuation allowance and is included in prepaid expenses and other current assets. We continue to provide a valuation allowance against our deferred tax assets arising from tax losses in the United States and Asia Pacific due primarily to (i) cumulative tax losses, (ii) uncertainty related to the amount of future stock option exercises and related tax deductions generated, and (iii) inherent difficulties in forecasting future taxable income as a result of rapidly changing technology and our competitive environment.

Share-Based Compensation

Prior to March 1, 2006, we accounted for share-based compensation pursuant to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and accordingly no compensation expense was recorded for stock options or other share-based awards to employees and non-employee directors that were granted with an exercise price equal to or above the market value per share of our common stock on the grant date. For awards granted with an exercise price less than the market value of our stock on the grant date, the award’s intrinsic value was recorded as deferred compensation and reported as a separate component of stockholders’ equity. The deferred compensation was amortized to compensation expense over the vesting period of the award.

Effective March 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), using the modified-prospective transition method. Under the modified-prospective method, compensation costs recognized in the three months and six months ended August 31, 2006 includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of March 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (“SFAS 123”) and (b) compensation costs for all share-based awards granted on or subsequent to March 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the provisions of the modified prospective transition method, results for prior periods have not been restated. See NOTE 2 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Three months ended August 31, 2006 and August 31, 2005

The following table is a summary of our results of operations for the three months ended August 31, 2006 and August 31, 2005 (in thousands):

	Three Months Ended (unaudited)
	August 31, 2006	August 31, 2005	$ Change	% Change
Revenue:
Subscriptions	$84,947	$54,327	$30,620	56.4%
Training and services	14,726	11,391	3,335	29.3

Total subscriptions and training and services	99,673	65,718	33,955	51.7

Cost of subscriptions and training and services:
Cost of subscriptions	7,386	5,003	2,383	47.6
As a % of subscriptions revenue	8.7%	9.2%
Cost of training and services	9,034	6,589	2,445	37.1
As a % of training and services revenue	61.3%	57.8%

Total cost of subscriptions and training and services	16,420	11,592	4,828	41.6
As a % of total revenue	16.5%	17.6%

Total gross profit	83,253	54,126	29,127	53.8

As a % of total revenue	83.5%	82.4%
Operating expense:
Sales and marketing	37,807	20,478	17,329	84.6
Research and development	18,068	10,450	7,618	72.9
General and administrative	17,926	11,271	6,655	59.0

Total operating expense	73,801	42,199	31,602	74.9

As a % of total revenue	74.0%	64.2%
Income from operations	9,452	11,927	(2,475)	(20.8)
As a % of total revenue	9.5%	18.1%
Other income and expense, net	9,573	8,220	1,353	16.5
Interest expense	(1,490)	(1,556)	66	4.2

Income before provision for income taxes	17,535	18,591	(1,056)	(5.7)
Provision for income taxes	6,488	1,859	4,629	249.0

Net income	$11,047	$16,732	$(5,685)	(34.0)%

As a percent of total revenue	11.1%	25.5%

Revenue

Subscription revenue

Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat enterprise technologies, increased by 56.4% or $30.6 million to $84.9 million for the three months ended August 31, 2006 from $54.3 million for the same period ended August 31, 2005. The increase in subscription revenue is primarily being driven by subscriptions to our principal enterprise technology, Enterprise Linux, which has gained broad market acceptance in mission critical areas of computing and our international expansion. The increase is, in part, a result of the continued migration of larger enterprises in industries such as financial services to our open source platform from a proprietary Unix platform. Such demand has been experienced through all our distribution channels but has been more evident in our OEM, distributor and reseller relationships. The acquisition of JBoss, Inc. contributed to the increase in subscription revenue by adding $5.2 million for the three months ended August 31, 2006. We expect subscription revenue to continue an upward trend with the increased market acceptance for our offerings and with our continued international expansion.

Training and services revenue

Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees for services received from customers for deployment of Red Hat enterprise technologies, and for delivery of added functionality to Enterprise Linux or other technologies for our major customers and OEM partners. Training and services revenue increased by 29.3% or $3.3 million to $14.7 million for the three months ended August 31, 2006 from $11.4 million for the same period ended August 31, 2005. The adoption of Linux and our other open source technologies as a primary computing platform increases the need for training and consulting services. Accordingly, Linux-related training revenues increased by 15.5% or $1.2 million as a result of continued demand for Red Hat Certified Engineers, Technicians and Architects. Additionally, we enabled more resellers to provide our training services which increased the availability of training classes. Open source related services revenue increased by 8.8% or $0.3 million, with the majority of the increase related to the deployment of Enterprise Linux. These trends are expected to continue as Enterprise Linux subscription sales continue to grow. The acquisition of JBoss, Inc. contributed to the increase in training and services revenue by adding $0.9 million to training revenue and $0.9 million to services revenue.

Cost of revenue

Cost of subscription revenue

The cost of subscription revenue primarily consists of expenses we incur to support, distribute, manufacture and package Red Hat enterprise technologies. These costs include labor related cost to provide technical support and maintenance, as well as, cost for fulfillment, physical media, literature, packaging and shipping. Cost of subscription revenue increased by 32.3% or $2.4 million to $7.4 million for the three months ended August 31, 2006 from $5.0 million for the same period ended August 31, 2005, which includes the increase of costs to deliver JBoss offerings of $0.8 million. The remaining increase is principally the result of continued additions to our technical support staff to meet the demands of our growing subscriber base. As the number of our open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will occur at a rate slower than that of subscription revenue growth.

Cost of training and services revenue

Cost of training and services revenue is mainly comprised of personnel and consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to certain customers. Cost of training and services revenue increased by 31.1% or $2.4 million to $9.0 million for the three months ended August 31, 2006 from $6.6 million for the same period ended August 31, 2005. Delivery of JBoss offerings contributed $1.4 million to the overall increase. Additionally, compensation cost related to share-based awards which, prior to the adoption of SFAS 123R in fiscal 2007, we reported on a pro-forma basis in the notes to our consolidated financial statements were $0.5 million. The remaining difference is directly related to training and the increased capacity both in educators and classroom space. We anticipate continued increased demand for training for Red Hat Certified Engineers, Technicians and Architects. As a result we have also expanded the number of available classes to meet the demand in the coming year.

Gross profit

Gross profit increased by 53.8% or $29.1 million to $83.3 million for the three months ended August 31, 2006 from $54.1 million for the same period ended August 31, 2005. Gross margin was 83.5% and 82.4% of total revenues for the three months ended August 31, 2006 and 2005, respectively. The increase in gross profit and gross margin is primarily due to the continued increase in revenue and profitability of our Enterprise Linux subscription offerings. While we are selling an increased volume of subscriptions, the costs of these subscriptions, as a percentage of revenue, has decreased by 0.5% to 8.7% for the three months ended August 31, 2006 from 9.2% for the same period ended August 31, 2005. This increased profitability is in part due to advancements in our packaging and shipping processes which allow us to deliver more of our subscriptions via lower cost electronic delivery when compared to box delivery.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 84.6% or $17.3 million to $37.8 million for the three months ended August 31, 2006 from $20.5 million for the same period ended August 31, 2005. This increase was primarily due to a $10.5 million increase in the cost of compensation and travel due to both an organic expansion of our dedicated sales force and recent acquisitions of businesses. The increase in compensation costs also includes $1.5 million of compensation cost related to share-based awards which, prior to the adoption of SFAS 123R in fiscal 2007, we reported on a pro-forma basis in the notes to our consolidated financial statements. Marketing costs increased by $3.8 million of which $1.1 million relates to additional advertising expenses and promotional sponsorships, which focused on our major partners and $1.9 million related to increased compensation costs, including $0.5 million for share-based awards which, prior to the adoption of SFAS 123R in fiscal 2007, were previously reported on a pro-forma basis in the notes to our consolidated financial statements. The remaining increase in sales and marketing costs relate to technology infrastructure enhancements and incremental amortization expense related to recently acquired identifiable intangibles, including licensing agreements, trademarks and customer reseller relationships. Sales and marketing expense was 37.9% and 31.2% of total revenues for the three months ended August 31, 2006 and 2005, respectively.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased by 72.9% or $7.6 million to $18.1 million for the three months ended August 31, 2006 from $10.5 million for the same period ended August 31, 2005. The increase in research and development resulted from both the additional expansion of our engineering group, through direct hire and the acquisition of businesses, which increased costs by $6.4 million, including an additional $1.8 million of compensation cost related to share-based awards which, prior to the adoption of SFAS 123R in fiscal 2007, we reported on a pro-forma basis in the notes to our consolidated financial statements. The expansion of our existing engineering group primarily relates to additional engineering resources to support the expansion of our product offerings and the localization of new and existing products into multiple languages. Research and development expense was 18.1% and 15.9% of total revenues for the three months ended August 31, 2006 and 2005, respectively. Investing in research and development has been a priority for Red Hat and we anticipate continued spending as we expand our offerings in clustering and virtualization technology. Incremental research and development costs related to JBoss offerings and included in the above variance explanations totaled $2.6 million.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, facilities and information systems expense. General and administrative expense increased by 59.0% or $6.7 million to $17.9 million for the three months ended August 31, 2006 from $11.3 million for the same period ended August 31, 2005. Approximately $2.3 million, is compensation cost related to share-based awards which, prior to the adoption of SFAS 123R in fiscal 2007, we reported on a pro-forma basis in the notes to our consolidated financial statements. In addition, increased headcount across all functions to help the business scale increased non-share based compensation and travel by approximately $3.2 million. Professional accounting, legal and tax services related primarily to international expansion contributed $1.0 million to the increased general and administrative costs. General and administrative expense was 18.0% and 17.2% of total revenues for the three months ended August 31, 2006 and 2005, respectively.

Other income and expense, net

Other income and expense, net consists of interest income earned on cash deposits in money market accounts and invested in short and long-term fixed income instruments, gain on the extinguishment of certain long-term debt, net gains realized on the sale of investments and foreign currency revaluation gains and losses. Other income and expense, net increased by 16.5% or $1.4 million to $9.6 million for the three months ended August 31, 2006 from $8.2 million for the same period ended August 31, 2005. The increase is primarily related to a $3.0 million increase in interest income which is partially offset by a reduction of $1.5 million net gain recognized on the extinguishment of long-term debt during the three months ended August 31, 2005. The increase in interest income is primarily attributable to higher rates of return and higher cash and investment balances.

Interest expense

Interest expense primarily consists of interest and the related amortization of deferred debt issuance costs associated with the convertible debentures. During the three months ended August 31, 2006, interest expense decreased 4.2% or $0.1 million to $1.5 million from $1.6 million for the same period ended August 31, 2005. The decrease resulted from the repurchase of convertible debentures during fiscal 2006. Long-term convertible debentures outstanding at August 31, 2006 and 2005 totaled $570 million.

Income taxes

During the three months ended August 31, 2006, we recorded $6.5 million of income tax expense, which resulted in an estimated annual effective tax rate of 37%. Our estimated annual effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the treatment of incentive stock option expense which is included in our Consolidated Statements of Operations for the three months ended August 31, 2006 but is considered non-deductible for tax purposes. The provision for income tax expense for the three months ended August 31, 2005 was $1.9 million and was based on a then estimated annual effective tax rate of 10%, primarily for foreign income tax expense as we anticipated no significant U.S. income tax expense as a result of stock option exercises and related tax deductions earned in the quarter ended August 31, 2005.

Six months ended August 31, 2006 and August 31, 2005

The following table is a summary of our results of operations for the six months ended August 31, 2006 and August 31, 2005 (in thousands):

	Six Months Ended (unaudited)
	August 31, 2006	August 31, 2005	$ Change	% Change
Revenue:
Subscriptions	$156,439	$103,568	$52,871	51.0%
Training and services	27,237	22,930	4,307	18.8

Total subscriptions and training and services	183,676	126,498	57,178	45.2

Cost of subscriptions and training and services:
Cost of subscriptions	13,382	10,836	2,546	23.5
As a % of subscriptions revenue	8.6%	10.5%
Cost of training and services	16,484	13,384	3,100	23.2
As a % of training and services revenue	60.5%	58.4%

Total cost of subscriptions and training and services	29,866	24,220	5,646	23.3
As a % of total revenue	16.3%	19.1%

Total gross profit	153,810	102,278	51,532	50.4

As a % of total revenue	83.7%	80.9%
Operating expense:
Sales and marketing	68,308	40,793	27,515	67.5
Research and development	31,883	20,298	11,585	57.1
General and administrative	31,555	21,614	9,941	46.0

Total operating expense	131,746	82,705	49,041	59.3

As a % of total revenue	71.7%	65.4%
Income from operations	22,064	19,573	2,491	12.7
As a % of total revenue	12.0%	15.5%
Other income and expense, net	20,275	15,956	4,319	27.1
Interest expense	(2,974)	(3,122)	148	4.7

Income before provision for income taxes	39,365	32,407	6,958	21.5
Provision for income taxes	14,565	3,241	11,324	349.4

Net income	$24,800	$29,166	$(4,366)	(15.0)%

As a percent of total revenue	13.5%	23.1%

Revenue

Subscription revenue

Subscription revenue increased by 51.0% or $52.9 million to $156.4 million for the six months ended August 31, 2006 from $103.6 million for the same period ended August 31, 2005. The increase in subscription revenue is primarily being driven by subscriptions to our principal enterprise technology, Enterprise Linux, which has gained broad market acceptance in mission critical areas of computing and our international expansion. The increase is, in part, a result of the continued migration of larger enterprises in industries such as financial services to our open source platform from a proprietary Unix platform. Such demand has been experienced through all our distribution channels but has been more evident in our OEM, distributor and reseller relationships. Also contributing to the increase are subscriptions related to JBoss offerings, which totaled $5.2 million for the six months ended August 31, 2006. We expect subscription revenue to continue an upward trend with the increased market acceptance for our offerings and with our continued international expansion.

Training and services revenue

Training and services revenue increased by 18.8% or $4.3 million to $27.2 million for the six months ended August 31, 2006 from $22.9 million for the same period ended August 31, 2005. The adoption of Linux and other open source technologies as a primary computing platform increases the need for training and consulting services. Accordingly, open source technology related training revenues increased by 13.3% or $2.0 million as a result of continued demand for Red Hat Certified Engineers, Technicians and Architects. Additionally, we enabled more resellers to provide our training services which increased the availability of training classes. Open source technology related services revenue increased by 6.3% or $0.5 million, with the majority of the increase related to the deployment of Enterprise Linux. This trend is expected to continue as Enterprise Linux subscription sales continue to grow. Also contributing to the increase in training and services revenue were sales related to our JBoss offerings which added $0.9 million to training and $0.9 million to services.

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue increased by 23.5% or $2.5 million to $13.4 million for the six months ended August 31, 2006 from $10.8 million for the same period ended August 31, 2005. Costs to deliver JBoss offerings contributed $0.8 million to the overall increase. The remaining increase is primarily the result of continued additions to our technical support staff to meet the demands of our growing subscriber base. As the number of open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will occur at a rate slower than that of subscription revenue growth.

Cost of training and services revenue

Cost of training and services revenue increased by 23.2% or $3.1 million to $16.5 million for the six months ended August 31, 2006 from $13.4 million for the same period ended August 31, 2005. Costs to deliver JBoss offerings contributed $1.4 million to the overall increase. Also contributing to the increase is $1.0 million of compensation cost related to share-based awards which, prior to the adoption of SFAS 123R in fiscal 2007, we reported on a pro-forma basis in the notes to our consolidated financial statements. The remaining difference is directly related to training and the increased capacity both in educators and classroom space. We anticipate continued increased demand for training for Red Hat Certified Engineers, Technicians and Architects. As a result we have also expanded the number of available classes to meet the demand in the coming year.

Gross profit

Gross profit increased by 50.4% or $51.5 million to $153.8 million for the six months ended August 31, 2006 from $102.3 million for the same period ended August 31, 2005. Gross profit margin was 83.7% and 80.9% of total revenues for the six months ended August 31, 2006 and 2005, respectively. The increase in gross profit and gross profit margin was primarily due to the continued increase in revenue and profitability of our Enterprise Linux subscription offerings. While we are selling an increased volume of subscriptions, the costs of these subscriptions, as a percentage of revenue, has remained the same at 8.6% for the six month periods ended August 31, 2006 and 2005. This is in part due to advancements in our packaging and shipping processes which allow us to deliver more of our subscriptions via lower cost electronic delivery when compared to box delivery.

Operating expenses

Sales and marketing

Sales and marketing expense increased by 67.5% or $27.5 million to $68.3 million for the six months ended August 31, 2006 from $40.8 million for the same period ended August 31, 2005. This increase was primarily due to a $16.8 million increase in compensation and travel costs primarily due to recent acquisitions of businesses and an organic expansion of our dedicated sales force from the prior year. The increased compensation cost includes an additional $2.8 million of compensation cost related to share-based awards which, prior to the adoption of SFAS 123R in fiscal 2007, we reported on a pro-forma basis in the notes to our consolidated financial statements. Marketing costs also increased by $6.8 million of which $2.5 million related to additional advertising expenses and promotional sponsorships focused on our major partners and $3.0 million related to increased compensation costs, including $0.9 million for share-based awards which, prior to the adoption of SFAS 123R in fiscal 2007, were previously reported on a pro-forma basis in the notes to our consolidated financial statements. The remaining increase in sales and marketing costs relate to technology infrastructure enhancements and incremental amortization expense related to recently acquired identifiable intangibles, including licensing agreements, trademarks and customer reseller relationships. Sales and marketing expense was 37.2% and 32.2% of total revenues for the six months ended August 31, 2006 and 2005, respectively.

Research and development

Research and development expense increased by 57.1% or $11.6 million to $31.9 million for the six months ended August 31, 2006 from $20.3 million for the same period ended August 31, 2005. The increase in research and development resulted from both the additional expansion of our engineering group through direct hire and the acquisition of businesses, and related compensation expenses, which increased costs by $9.6 million, including $3.3 million of compensation cost related to share-based awards which, prior to the adoption of SFAS 123R in fiscal 2007, we reported on a pro-forma basis in the notes to our consolidated financial statements. The expansion of our existing engineering group primarily relates to additional engineering resources to support the expansion of our product offerings and the localization of new and existing products into multiple languages. Research and development expense was 17.4% and 16.0% of total revenues for the six months ended August 31, 2006 and 2005, respectively. Investing in research and development has been a priority for Red Hat and we anticipate continued spending as we expand our offerings in clustering and virtualization technology. Incremental research and development costs related to JBoss offerings and included in the above variances totaled $2.6 million.

General and administrative

General and administrative expense increased by 46.0% or $9.9 million to $31.6 million for the six months ended August 31, 2006 from $21.6 million for the same period ended August 31, 2005. Approximately $4.6 million, is compensation cost related to share-based awards which, prior to the adoption of SFAS 123R in fiscal 2007, we reported on a pro-forma basis in the notes to our consolidated financial statements. In addition, increased headcount across all functions to help the business scale increased non-share based compensation and travel by approximately $5.4 million. General and administrative expense was 17.2% and 17.1% of total revenues for the six months ended August 31, 2006 and 2005, respectively.

Other income and expense, net

Other income and expense, net increased by 27.1% or $4.3 million to $20.3 million for the six months ended August 31, 2006 from $16.0 million for the same period ended August 31, 2005. The increase is primarily related to a $6.9 million increase in interest income which is partially offset by a reduction of $3.1 million net gain recognized on the extinguishment of long-term debt during the six months ended August 31, 2005. The increase in interest income is primarily attributable to higher rates of return and higher cash and investment balances.

Interest expense

During the six months ended August 31, 2006, interest expense decreased 4.7% or $0.1 million to $3.0 million from $3.1 million for the same period ended August 31, 2005. The decrease resulted from the repurchase of convertible debentures during the first half of fiscal 2006. Long-term convertible debentures outstanding at August 31, 2006 and 2005 totaled $570 million.

Income taxes

During the six months ended August 31, 2006, we recorded $14.6 million of income tax expense, which resulted in an estimated annual effective tax rate of 37%. Our estimated annual effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the treatment of incentive stock option expense which is included in our Consolidated Statement of Operations for the six months ended August 31, 2006 but is considered non-deductible for tax purposes. The provision for income tax expense for the six months ended August 31, 2005 was $3.2 million and was based on a then estimated annual effective tax rate of 10%, primarily for foreign income tax expense as we anticipated no significant U.S. income tax expense as a result of stock option exercises and related tax deductions earned in the six months ended August 31, 2005.

Liquidity and capital resources

We have historically derived a significant portion of our liquidity and operating capital from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and secondary public offerings, the issuance of convertible debentures and borrowings under working capital lines of credit. At August 31, 2006, we had total cash and investments of $1.0 billion, which was comprised of $568.2 million in cash and cash equivalents, $269.8 million of short-term, fixed-income investments and $196.0 million of long-term, fixed-income investments. This compares to total cash and investments of $1.1 billion at February 28, 2006.

We currently have sufficient liquidity with $568.2 million in cash and cash equivalents on hand that we presently do not intend to liquidate our short and long-term investments prior to their scheduled maturity dates. However, in the event that we did liquidate these investments prior to their scheduled maturities and there were no changes in market interest rates, we could be required to recognize a realized loss on those investments when we liquidate. At August 31, 2006, we have an unrealized loss of $5.4 million on our investments in debt securities compared to $9.8 million at February 28, 2006.

At August 31, 2006, cash and cash equivalents totaled $568.2 million, an increase of $300.6 million as compared to February 28, 2006. The increase in cash and cash equivalents for the six months ended August 31, 2006 resulted from maturities of investment securities of $356.1 million, cash from operations which contributed $96.3 million and net proceeds of $13.3 million from employee-related stock transactions. Partially offsetting these cash increases were payments made for acquisitions of businesses which totaled $149.6 million for the six months ended August 31, 2006, purchases of property and equipment of $9.0 million and purchases of investment securities of $7.4 million for the same period ended. Effects of foreign currency exchange rates resulted in an increase to cash of approximately $1.0 million for the six months ended August 31, 2006.

Change in presentation of cash flows resulting from the adoption of SFAS 123R

SFAS No. 123R requires that the portion of income tax benefits resulting from tax deductions in excess of a share-based award’s original grant date fair value, the “excess tax benefits”, be presented as a source of cash flow from financing activities. Prior to our adoption of SFAS 123R in fiscal 2007, had we realized such excess tax benefits from the exercise of share-based awards, we would have presented these excess tax benefits as a source of cash flow from operating activities.

In the six months ended August 31, 2006 we recognized $4.9 million of income tax benefits from share-based awards, of which $2.9 million resulted from tax deductions in excess of the original fair value of the awards. For further discussion, see NOTE 9 to Consolidated Financial Statements.

Cash flows from operations

Cash provided by operations of $96.3 million during the six months ended August 31, 2006, includes net income of $24.8 million, adjustments to exclude the impact of non-cash revenues and expenses, which totaled $38.4 million net source of cash, and changes in working capital, which totaled $35.9 million net source of cash, primarily resulting from an increase in deferred revenue of $38.1 million. The increase in deferred revenue is due to growth in billings as we generally bill our customers in advance of subscription periods. Partially offsetting these sources of operating cash flow was a reclassification of excess tax benefits of $2.9 million related to share-based compensation.

As previously announced, we expect a modest impact on cash flow from operations for the rest of the fiscal year, due to our acquisition of JBoss, which was cash flow negative on a stand alone basis. In addition, we believe that cash flow from operations during the second quarter was temporarily adversely affected by changes in sales productivity associated with the integration of our recent acquisitions, changes in the sales structure in our Asia Pacific operations and a higher proportion of three year customer agreements billed one year at a time.

Cash flows from investing

Cash provided by investing activities of $190.1 million for the six months ended August 31, 2006 was comprised of maturities of investment securities of $356.1 million. Partially offsetting theses maturities were payments, net of cash acquired, related to business acquisitions of $149.6 million, which includes our recent acquisition of JBoss, businesses in Brazil and Argentina and the acquisition of the remaining minority interest related to our joint venture in India. Also partially offsetting these maturities were investments in property and equipment, primarily information technology infrastructure, and purchases of investments securities totaled $9.0 million and $7.4 million, respectively for the six months ended August 31, 2006.

Cash flows from financing

Cash provided by financing activities of $13.3 million for the six months ended August 31, 2006 was primarily comprised of $11.7 million in proceeds from employees’ exercise of common stock options and $2.9 million from excess tax benefits related to share-based compensation. Partially offsetting proceeds from these sources were repurchases of treasury shares related to employee and non-employee directors withholding taxes of $1.5 million.

Convertible debentures

In January 2004, we issued $600 million in convertible senior debentures, of which $570 million remain outstanding, to the initial purchaser (a sophisticated, accredited investor with a pre-existing relationship with us) in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and the debentures were resold by the initial purchaser to qualified institutional buyers under Rule 144A of the Securities Act. The debentures mature on January 15, 2024 and bear interest at a rate of 0.5% per annum, payable semiannually on January 15 and July 15 of each year. The debentures are senior unsecured obligations and rank equally in right of payment with all of our other existing and future unsecured and unsubordinated debt. The debentures are convertible into shares of our common stock under certain circumstances prior to maturity at a conversion rate of 39.0753 shares per $1,000 principal amount of debentures (which represents a conversion price of approximately $25.59 per share) subject to adjustment under certain conditions. We may redeem the debentures, in whole or in part, in cash at any time on or after January 15, 2009. Holders of the debentures may require us to redeem the debentures, in whole or in part, in cash on January 15 of 2009, 2014 and 2019. As of August 31, 2006, no debentures were redeemed. Accrued interest to the redemption date will be paid by us in any such redemption. Interest payments of $1.5 million were made during the three and six months ended August 31, 2006. Accrued interest at August 31, 2006 was $0.4 million. See NOTE 7 to the Consolidated Financial Statements for further discussion.

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

•	Funding the continued development of our Enterprise Technology products;

•	accelerating the development of our systems management services;

•	improving and extending our services and the technologies used to deliver these services to our customers;

•	pursuing strategic acquisitions and alliances; and

•	making possible investments in businesses, products and technologies.

We have utilized, and will continue to utilize, cash and investments to fund, among other potential uses, purchases of our common stock, purchases of our convertible debentures, purchases of fixed assets and mergers and acquisitions.

Given our historically strong operating cash flow and the $1.0 billion of cash and investments held at August 31, 2006, we do not presently anticipate the need to raise cash to fund our operations, either through the sale of additional equity or through the issuance of debt for the foreseeable future. However, we may take advantage of favorable capital market situations that may arise from time to time to raise additional capital.

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

Acquisition of JBoss, Inc.

On June 2, 2006 we completed our previously announced acquisition of JBoss, Inc. for approximately $329.5 million in base consideration. We are also obligated to pay an additional approximately $70 million pursuant to the acquisition agreement at specified times during the two years after the closing upon the achievement of certain performance milestones related to sales of JBoss products and services during calendar years 2006 and 2007. For further discussion related to this acquisition see NOTE 13 to the Consolidated Financial Statements.

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

Because we elected to adopt SFAS 123R on a prospective basis beginning on March 1, 2006, the consolidated results of operations for prior periods have not been restated. The following summarizes share-based compensation expense recognized in our Consolidated Financial Statements for the three months ended August 31, 2006 and August 31, 2005 (in thousands):

	Three Months Ended
	August 31, 2006 (unaudited)	August 31, 2005 (unaudited)
Cost of revenue	$539	$—
Sales and marketing	2,455	19
Research and development	1,771	53
General and administrative	3,535	1,238

Total share-based compensation	$8,300	$1,310

The following summarizes share-based compensation expense recognized in our Consolidated Financial Statements for the six months ended August 31, 2006 and August 31, 2005 (in thousands):

	Six Months Ended
	August 31, 2006 (unaudited)	August 31, 2005 (unaudited)
Cost of revenue	$1,049	$—
Sales and marketing	4,572	31
Research and development	3,268	105
General and administrative	7,037	2,359

Total share-based compensation	$15,926	$2,495

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

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of fixed-income securities, including both government and corporate obligations and money market funds. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. A hypothetical one percentage point change in interest rates will result in a $9.7 million change in interest income on an annual basis, based on our current portfolio.

Our convertible debentures are at fixed rates and therefore interest expense is not impacted by a change in rates. The fair market value of the debentures is subject to interest rate risk and market risk due to the convertible feature of the debentures. Generally the fair market value of fixed interest rate debt increases as interest rates fall and decreases as interest rates rise. Generally, the fair market value of debt with conversion features permitting conversion into stock of the issuer, like the debentures, also increases as the market price of the underlying stock increases and decreases as the market price falls, assuming constant market interest rates. The interest and market value changes affect the fair market value of the debentures but do not impact our financial position, cash flows or results of operations. The fair value of the debentures was approximately $615.8 million and $668.0 million based on quoted market prices as of August 31, 2006 and February 28, 2006, respectively.

Investment Risk

The fair market value of our investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $8.1 million decrease in the fair value of our available-for-sale investment securities as of each of August 31, 2006 and February 28, 2006.

Derivative Instruments

We did not hold derivative financial instruments as of August 31, 2006.

Foreign Currency Risk

Approximately 36.5% of our revenues for the three months ended August 31, 2006, were produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenues, operating expenses and net income for our non-U.S. segments. Similarly, our revenues, operating expenses and net income will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies. Using the average foreign currency exchange rates from fiscal 2006, our revenues from non-U.S. operations for the three months ended August 31, 2006 would have been lower than we reported using the exchange rates for the second quarter fiscal 2007, by approximately $0.4 million. Additionally, the assets and liabilities of our non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, while related revenue and expense accounts of these operations are translated at average exchange rates during the month in which related transactions occur. Translation gains and losses are included as an adjustment to stockholders’ equity and included in accumulated other comprehensive income. See NOTE 2 to the Consolidated Financial Statements.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Red Hat Professional Consulting, Inc., formerly PTI, a wholly owned subsidiary of the Company acquired in February 2001, together with its former directors and some of its former principal shareholders, is a defendant in a suit brought by a former employee in DeKalb County Superior Court in Georgia (Case No. 00-CV-5509-8). The plaintiff asserts, among other things, breach of various employment agreements and seeks monetary damages. Red Hat Professional Consulting, Inc. has filed an answer, affirmative defenses and counterclaims, denying all liability. All discovery in the matter is complete. On October 31, 2005, a hearing was held on defendants’ Third Motion for Partial Summary Judgment, and the Court granted summary judgment on three of the claims. A pre-trial order has been entered in the matter, and it has been set for trial on December 11, 2006. The Company has been indemnified in this matter by the former PTI shareholders and further believes that the likelihood of a material loss is remote.

Commencing on or about March 29, 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. On August 8, 2001, Chief Judge Michael Mukasey of the U.S. District Court for the Southern District of New York issued an order that transferred all of the so-called IPO allocation actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings (Case No. 21 MC 92). The court has consolidated the actions into a single action. The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages. No discovery has occurred to date. The individual director and officer defendants have been dismissed from the case without prejudice. The Company believes these complaints are without merit and will defend itself vigorously in this matter. There can be no assurance, however, that this matter will be resolved in the Company’s favor. The Company, among other issuers, the plaintiffs, and the insurers, have agreed, in concept, to a proposed settlement whereby the Company would be released from this litigation without further payment from the Company. That proposed settlement has been submitted to the court for its consideration. A fairness hearing on the proposed settlement was held on April 24, 2006.

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

In the summer of 2004, 14 class action lawsuits were filed against the Company and several of its present and former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of

North Carolina. In each of the actions, plaintiffs seek to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arise in connection with the Company announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs assert that certain present and former officers (the “Individual Defendants”) and the Company variously violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs seek unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in the Company’s common stock, disgorgement by the Company’s chief executive officer and former chief financial officer of certain compensation and profits from trading in the Company’s common stock pursuant to Section 304 of the Sarbanes-Oxley Act of 2002, and other relief. As of September 8, 2004, all of these class action lawsuits were consolidated into a single action referenced as Civil Action No. 5:04-CV-473BR and titled In re Red Hat, Inc. Securities Litigation. Lead counsel and lead plaintiff in the case have now been designated, and on May 6, 2005, the plaintiffs filed an amended consolidated class action complaint. On July 29, 2005, the Company, on behalf of itself and the Individual Defendants, filed a motion to dismiss the action for failure to state a claim upon which relief may be granted. Also on that date PricewaterhouseCoopers LLP (“PwC”), another defendant, filed a separate motion to dismiss. On May 12, 2006, the Court issued an order granting the motion to dismiss the Securities Exchange Act claims against several of the Individual Defendants, but denying the motion to dismiss the Securities Exchange Act claims against the Company, its chief executive officer and its former chief financial officer. The Court dismissed the claims under the Sarbanes-Oxley Act in their entirety, and also granted PwC’s motion to dismiss. A scheduling order has been entered in the matter, and discovery is scheduled to conclude by September 21, 2007. The Company intends to vigorously defend the remaining claims in this class action lawsuit. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

On June 26, 2006, FireStar Software, Inc. filed a complaint in the U.S. District Court for the Eastern District of Texas (Civil Action No. 2-06CV-258), alleging that the Company and certain subsidiaries have directly and indirectly infringed FireStar’s U.S. Patent Number 6,101,502 by marketing, distributing, using and offering to provide support services for the JBoss Hibernate 3.0 software. The complaint seeks, among other relief, compensatory damages, enhanced damages, costs, attorney’s fees and injunctive relief. As of the date of this report, neither the Company nor its subsidiaries has received service of process in this matter. Based on the Company’s efforts to date, the Company believes it has meritorious defenses to this matter. Should this matter proceed to litigation, the Company intends to vigorously defend itself. There can be no assurance, however, that the Company would be successful in such a lawsuit, and an adverse resolution of such a lawsuit could have a material adverse effect on the Company’s financial position and ability to continue to capitalize on its service offerings around the Hibernate technology.

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

Moreover, certain statements contained in this report, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that is not strictly an historical statement (for example, statements regarding current or future financial performance, management’s plans and objectives for future operations, product plans and performance, management’s expectations regarding market risk and market penetration, management’s assessment of market factors or strategies, objectives and plans of Red Hat and its partners). Words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects,” and similar expressions, may also identify such forward-looking statements. Investors are cautioned that these forward-looking statements are not guarantees of Red Hat’s future performance and are subject to a number of risks and uncertainties that could cause Red Hat’s actual results to differ materially from those found in the forward looking statements and from historical trends. These risks and uncertainties include the risks and cautionary statements detailed below and elsewhere in this report as well as in Red Hat’s other filings with the Securities and Exchange Commission (SEC), copies of which may be accessed through the SEC’s web site at http://www.sec.gov. Readers are urged to carefully review these risks and cautionary statements. The forward-looking statements included in this report represent our views as of the date of this report. We specifically disclaim any obligation to update these forward-looking statements in the future. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this report.

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

If third-party enterprise software application providers do not continue to make their applications compatible with our offerings, our software will cease to be competitive.

Our products will not be competitive unless enterprise software applications are compatible with our offerings. We intend to encourage the development of additional applications that operate on both current and new versions of our offerings by, among other means, attracting third-party developers to the Linux platform, providing open source tools to create these applications and maintaining our existing developer relationships through marketing and technical support. If we are not successful in achieving these goals, however, our offerings will not be competitive and our sales growth will be adversely affected.

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

ITEM 4: SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 17, 2006, the Company held its 2006 annual meeting of stockholders (the “Annual Meeting”). At the Annual Meeting, the following Class I directors were elected: Dr. W. Steve Albrecht and Dr. Marye Anne Fox. The Class II directors whose terms of office continued after the Annual Meeting were: General H. Hugh Shelton, U.S. Army Retired, Eugene J. McDonald and Matthew J. Szulik. The Class III directors whose terms of office continued after the Annual Meeting were William S. Kaiser and Edward R. Kozel. As previously reported, Mr. Kozel subsequently resigned from the Company’s board of directors.

Set forth below is the number of votes cast for or withheld with respect to each nominee for director and the number of votes cast for or against or abstaining for the other matters submitted to a vote of the stockholders at the Annual Meeting.

(1) Election of Directors:

	Number of Votes
NOMINEES	SHARES FOR	SHARES WITHHELD
Dr. W. Steve Albrecht	160,333,207	3,827,732
Dr. Marye Anne Fox	163,585,636	575,303

(2)	Ratification of PricewaterhouseCoopers LLP as independent registered public accounting firm for the fiscal year ending February 28, 2007:

RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS	Number of Votes
VOTES FOR:	163,488,022
VOTES AGAINST:	544,966
ABSTENTIONS:	127,951

(3)	Approval of the Company’s 2006 Performance Compensation Plan:

APPROVAL OF 2006 PERFORMANCE COMPENSATION PLAN	Number of Votes
VOTES FOR:	129,581,556
VOTES AGAINST:	7,322,963
ABSTENTIONS:	182,042

(4)	Approval of amendment and restatement of the Company’s 2004 Long-Term Incentive Plan:

APPROVAL OF AMENDMENT AND RESTATEMENT OF 2004 LONG-TERM INCENTIVE PLAN	Number of Votes
VOTES FOR:	123,725,854
VOTES AGAINST:	13,154,004
ABSTENTIONS:	206,703

ITEM 6. EXHIBITS

(a) List of Exhibits

10.1+#	Red Hat, Inc. FY2007 Executive Variable Compensation Plan

10.2+	Red Hat, Inc. 2006 Performance Compensation Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2006 (File no. 000-26281))

10.3+	Red Hat, Inc. Amended and Restated 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2006 (File no. 000-26281))

31.1	Certification of Matthew J. Szulik, Chief Executive Officer, President and Chairman of the Board of Directors, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Charles E. Peters, Jr., Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certifications of Matthew J. Szulik, Chief Executive Officer, President and Chairman of the Board of Directors, and Charles E. Peters, Jr., Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

+	Indicates a management contract or compensatory plan, contract or arrangement

#	Indicates confidential treatment requested as to a certain portion of this exhibit, which portions have been filed separately with the Securities and Exchange Commission

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

Date: October 10, 2006	By:	/S/ MATTHEW J. SZULIK
Matthew J. Szulik President and Chief Executive Officer (Duly Authorized Officer on Behalf of the Registrant)

RED HAT, INC.

Date: October 10, 2006	By:	/S/ CHARLES E. PETERS, JR.
Charles E. Peters, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

RED HAT, INC.

Date: October 10, 2006	By:	/S/ GABRIELA GONZALEZ
Gabriela Gonzalez Controller (Principal Accounting Officer)