Form 10-Q
period 2006-11-30
RED HAT INC
filed 2007-01-09
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

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

As of December 31, 2006, there were 192,174,875 shares of common stock outstanding.

RED HAT, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands—except share and per share amounts)

	November 30, 2006 (unaudited)	February 28, 2006
ASSETS
Current assets:
Cash and cash equivalents	$795,992	$267,547
Investments in debt securities	180,873	537,324
Accounts receivable, net of allowances for doubtful accounts of $3,317 and $1,984, respectively	81,251	59,792
Prepaid expenses and other current assets	34,123	16,576

Total current assets	1,092,239	881,239
Property and equipment, net of accumulated depreciation and amortization of $46,780 and $35,443, respectively	42,278	35,822
Goodwill	327,264	75,942
Identifiable intangibles, net	97,574	13,467
Investments in debt securities	120,313	272,669
Other assets, net	33,238	35,102

Total assets	$1,712,906	$1,314,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,742	$5,627
Accrued expenses	40,370	31,960
Deferred revenue	227,786	162,934
Other current obligations	359	401

Total current liabilities	279,257	200,922
Deferred lease credits	5,329	4,994
Long term deferred revenue	83,909	60,554
Other long term obligations	—	213
Convertible debentures	570,000	570,000
Commitments and contingencies
Stockholders’ equity:
Minority interest	—	771
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,0000 shares authorized, 202,593,124 and 194,043,220 shares issued, and 191,471,492 and 183,115,666 shares outstanding at November 30, 2006 and February 28, 2006, respectively	20	19
Additional paid-in capital	1,015,376	763,906
Deferred compensation	—	(2,418)
Accumulated deficit	(112,579)	(152,113)
Treasury stock at cost, 11,121,632 and 10,927,554 shares at November 30, 2006 and February 28, 2006, respectively	(125,723)	(124,125)
Accumulated other comprehensive loss	(2,683)	(8,482)

Total stockholders’ equity	774,411	477,558

Total liabilities and stockholders’ equity	$1,712,906	$1,314,241

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands—except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2006	November 30, 2005	November 30, 2006	November 30, 2005
Revenue:
Subscriptions	$88,860	$60,211	$245,300	$163,779
Training and services	16,966	12,901	44,202	35,831

Total revenue	105,826	73,112	289,502	199,610

Cost of revenue:
Cost of subscriptions	6,741	4,952	20,123	15,788
Cost of training and services	10,699	6,905	27,183	20,291

Total cost of revenue	17,440	11,857	47,306	36,079

Gross profit	88,386	61,255	242,196	163,531
Operating expense:
Sales and marketing	37,575	20,505	105,883	61,296
Research and development	19,200	9,644	51,084	29,846
General and administrative	18,024	12,357	49,579	34,067

Total operating expense	74,799	42,506	206,546	125,209

Income from operations	13,587	18,749	35,650	38,322
Other income and expense, net	11,113	6,645	31,388	22,601
Interest expense	(1,494)	(1,490)	(4,467)	(4,612)

Income before provision for income taxes	23,206	23,904	62,571	56,311
Provision for income taxes	8,586	701	23,151	3,942

Net income	$14,620	$23,203	$39,420	$52,369

Basic net income per common share	$0.08	$0.13	$0.21	$0.30

Diluted net income per common share	$0.07	$0.12	$0.19	$0.27

Weighted average shares outstanding
Basic	191,298	177,615	188,379	177,200
Diluted	219,458	211,783	218,591	208,964

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2006	November 30, 2005	November 30, 2006	November 30, 2005
Cash flows from operating activities:
Net income	$14,620	23,203	39,420	52,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,594	4,145	17,691	11,443
Deferred income taxes	3,501	293	13,003	(507)
Share-based compensation expense	8,495	1,299	24,421	3,794
Excess tax benefits from share-based payment arrangements	(2,368)	—	(5,243)	—
Gain from repurchase of convertible debentures	—	—	—	(3,140)
Amortization of debt issuance costs	752	752	2,256	2,304
Provision for doubtful accounts	281	228	983	369
(Gain) Loss on disposal of property and equipment	(16)	128	(22)	1,125
Other	—	546	(283)	568
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable	(10,446)	2,968	(10,628)	(6,274)
Prepaid expenses and other current assets	243	(1,731)	(2,002)	(2,521)
Accounts payable	3,030	337	3,539	(3,030)
Accrued expenses	9,595	3,966	9,438	11,521
Deferred revenue	25,486	17,983	63,565	68,229
Other	(91)	(4)	(206)	223

Net cash provided by operating activities	59,676	54,113	155,932	136,473

Cash flows from investing activities:
Purchase of investment securities	—	(223,900)	(7,444)	(363,077)
Proceeds from sales and maturities of investment securities	166,810	221,956	522,862	332,972
Acquisitions of businesses, net of cash acquired	(302)	(303)	(149,864)	(2,803)
Purchase of other investments	—	(20,000)	—	(20,767)
Purchase of property and equipment	(5,766)	(4,401)	(14,751)	(12,389)

Net cash provided by (used in) investing activities	160,742	(26,648)	350,803	(66,064)

Cash flows from financing activities:
Excess tax benefits from share-based payment arrangements	2,368	—	5,243	—
Repurchase of convertible debentures	—	—	—	(26,301)
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	833	306	2,330
Proceeds from exercise of common stock options	2,966	6,978	14,650	14,102
Purchase of treasury stock	(66)	—	(1,598)	(16,688)
Structured stock repurchase	1,514	—	1,514	1,031
Other financing	(223)	470	(255)	553

Net cash provided by (used in) financing activities	6,559	8,281	19,860	(24,973)

Effect of foreign currency exchange rates on cash and cash equivalents	834	(1,856)	1,850	(3,659)
Net increase in cash and cash equivalents	227,811	33,890	528,445	41,777
Cash and cash equivalents at beginning of the period	568,181	148,056	267,547	140,169

Cash and cash equivalents at end of the period	$795,992	181,946	795,992	181,946

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

NOTE 2—Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three months and nine months ended November 30, 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months and nine months ended November 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2007. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting. For further information, see the Company’s Consolidated Financial Statements, including notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and all of its wholly-owned subsidiaries. Entities that are not wholly-owned, but for which a controlling financial interest is maintained by the Company are consolidated. The non-controlling interest of these entities is presented as a separate component of stockholders’ equity. All significant inter-company accounts and transactions are eliminated in consolidation. There are no foreign exchange restrictions on the Company’s foreign subsidiaries.

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

Subscription Revenue

Subscription revenue is comprised of direct and indirect sales of Red Hat enterprise technologies. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding subscription agreement for the purchase of a subscription, subscription services are made available to the customer and the customer is billed. The deferred revenue amount is amortized to revenue over the life of the subscription. Red Hat enterprise technologies are generally offered with either one or three-year base subscription periods; the majority of the Company’s subscriptions have one-year terms. Under these subscription agreements, renewal rates are generally specified for one or three year renewal terms. The base subscription generally entitles the end user to the technology itself and post contract customer support (“PCS”) generally consisting of a specified level of customer support and security errata, bug fixes, functionality enhancements to the technology and upgrades to new versions of the technologies, each on a when-and-if available basis, during the term of the subscription. The Company sells its offerings through two principal channels: (1) direct, which includes sales by the Company’s sales-force as well as web store sales, and (2) indirect, which includes distributors, resellers and OEMs. The Company recognizes revenue from the sale of Red Hat enterprise technologies ratably over the period of the subscription beginning on the commencement date of the subscription agreement.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. The Company performs this assessment on an annual basis, typically during the fourth quarter of the fiscal year or whenever events or changes in circumstances indicate an impairment may have occurred. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets. No significant impairment losses were recognized by the Company during the three months and nine months ended November 30, 2006 and November 30, 2005.

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

Accounts Receivable and Allowance for Doubtful Accounts:

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience by industry and regional economic data. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company feels it is probable the receivable will not be recovered. The Company does not have off-balance-sheet credit exposure related to its customers. Accounts receivable includes earnings in excess of billings of $1.8 million and $1.5 million at November 30, 2006 and February 28, 2006, respectively.

Investments in Debt Securities

The Company’s investments at November 30, 2006 and February 28, 2006 are in debt securities which are classified as available for sale and carried at market value in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. These investments are classified as either a cash equivalent, current asset (Investments in debt securities-current) or long-term asset (Investments in debt securities-long term) based on their time to maturity at date of purchase by the Company. Investments with a maturity date of one year or less from the balance sheet date are classified as a current asset and those with a maturity date of greater than one year are classified as a long-term asset. The average maturity period of the Company’s investment in debt securities was 0.2 years at November 30, 2006 and 0.7 years at February 28, 2006. The Company’s investments are considered available for sale as these securities could be sold at any time in response to needs for liquidity, changes in the availability of and the yield on alternative instruments or changes in funding sources or terms. The Company had unrealized gains of $2.2 million and $6.6 million related to these investments during the three and nine months ended November 30, 2006. The Company had unrealized losses of $1.3 million and $0.5 million related to these investments for the three months and nine months ended November 30, 2005, respectively.

Internal Use Software

In accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalized $2.4 million and $1.5 million in costs related to the development of internal use software for its website, enterprise resource planning system and systems management applications during the three months ended November 30, 2006 and November 30, 2005, respectively. For the nine months ended November 30, 2006 and 2005, the Company capitalized $6.4 million and $6.8 million of internal use software, respectively. The Company amortizes the costs of computer software developed for internal use on a straight-line basis over an estimated useful life of five years. The carrying value of internal use software is included in property and equipment on the Consolidated Balance Sheets.

Capitalized Software Costs

Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. As a result of the Company’s practice of releasing source code that it has developed on a weekly basis for unrestricted download on the Internet, there is generally no passage of time between achievement of technological feasibility and the availability of the Company’s product for general release. Therefore, the Company has no capitalized software development costs at November 30, 2006 and February 28, 2006.

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

The costs related to the issuance of the convertible debentures, which closed in January 2004, were capitalized and are being amortized to interest expense through January, 2009, the first scheduled date on which holders have the option to require the Company to repurchase the convertible debentures. Issuance costs related to the Company’s convertible debentures totaled $15.8 million and primarily consisted of investment banking, legal and other professional fees. Amortized issuance cost was $0.8 million for each of the three months ended November 30, 2006 and November 30, 2005. Amortized issuance cost was approximately $2.3 million for each of the nine months ended November 30, 2006 and November 30, 2005.

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

Effective March 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), using the modified-prospective transition method. Under the modified-prospective method, compensation costs recognized in the three months and nine months ended November 30, 2006 includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, March 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (“SFAS 123”) and (b) compensation costs for all share-based awards granted on or subsequent to March 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the provisions of the modified prospective transition method, results for prior periods have not been restated.

The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements for the three months ended November 30, 2006 and November 30, 2005 (in thousands):

	Three Months Ended
	November 30, 2006 (unaudited)	November 30, 2005 (unaudited)
Cost of revenue	$558	$—
Sales and marketing	2,181	87
Research and development	1,882	99
General and administrative	3,874	1,113

Total share-based compensation	$8,495	$1,299

No share-based compensation was capitalized during the three months ended November 30, 2006 and 2005.

The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements for the nine months ended November 30, 2006 and November 30, 2005 (in thousands):

	Nine Months Ended
	November 30, 2006 (unaudited)	November 30, 2005 (unaudited)
Cost of revenue	$1,607	$—
Sales and marketing	6,753	117
Research and development	5,150	205
General and administrative	10,911	3,472

Total share-based compensation	$24,421	$3,794

No share-based compensation was capitalized during the nine months ended November 30, 2006 and 2005.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-based Compensation—Transition and Disclosure, to stock based employee compensation (in thousands, except per share amounts):

	Three Months Ended November 30, 2005 (unaudited)	Nine Months Ended November 30, 2005 (unaudited)
Net income, as reported	$23,203	$52,369
Add: Recognized stock-based compensation expense, net of related tax effects	1,208	3,528
Deduct: total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(9,374)	(27,969)

Pro forma net income	$15,037	$27,928

Earnings per share data:
Basic as reported	$0.13	$0.30
Basic pro forma	$0.08	$0.16
Diluted as reported	$0.12	$0.27
Diluted pro forma	$0.08	$0.15

Prior to the adoption of SFAS 123R, had the Company realized the tax benefits from deductions resulting from the exercise of share-based awards, it would have presented such tax benefits as a source of operating cash flow in its Consolidated Statements of Cash Flows. SFAS 123R requires that the portion of benefits resulting from tax deductions in excess of the award’s original grant date fair value (the “excess tax benefits”) be presented as a source of cash flow from financing activities. In the three and nine months ended November 30, 2006 the Company recognized $4.1 million and $9.1 million, respectively of income tax benefits from share-based awards exercised during the current period of which, for the same periods, $2.4 million and $5.2 million, respectively resulted from tax deductions in excess of the original fair value of the awards as previously reported on a pro-forma basis under SFAS 123. These excess tax benefits are reported on the Company’s Consolidated Statements of Cash Flows as cash provided by financing activities.

The fair value of options granted during the three and nine months ended November 30, 2006 under the provisions of SFAS 123R and the three and nine months ended November 30, 2005 under the provisions of SFAS 123 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the following weighted average assumptions:

	Three Months Ended
	November 30, 2006 (unaudited)	November 30, 2005 (unaudited)
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	4.78%	4.01%
Expected volatility (1)	50.56%	59.86%
Expected life (in years) (2)	3.27	3.00
Weighted average fair value of options granted during the period	$8.01	$7.16

	Nine Months Ended
	November 30, 2006 (unaudited)	November 30, 2005 (unaudited)
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	4.81%	3.83%
Expected volatility (1)	50.25%	62.18%
Expected life (in years) (2)	3.27	3.00
Weighted average fair value of options granted during the period	$8.36	$6.57

(1)	The expected volatility rate for options granted during the three and nine months ended November 30, 2006 was estimated based on an equal weighting of historical volatility of the Company’s common stock over a period of approximately 3.27 years and the implied volatility of publicly traded options for the Company’s common stock.
(2)	The expected term for options granted during the three and nine months ended November 30, 2006 was determined by assuming a midpoint hypothetical settlement scenario which incorporates unsettled options into the term estimate by assuming all vested, outstanding options are settled mid-way between the date of review, May 22, 2006, and the options’ expiration. The Company will reassess its estimate of expected term annually or when new information indicates a change is appropriate.

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

Sales and Marketing Expenses

Sales and marketing expenses consist of costs, including salaries, sales commissions and related expenses, such as travel, of all personnel involved in the sales and marketing process. Sales and marketing expenses also include costs of advertising, sales lead generation programs, cooperative marketing arrangements and trade shows. All costs of advertising, including cooperative marketing arrangements, are expensed as incurred. Advertising expense totaled $3.5 million and $2.7 million for the three months ended November 30, 2006 and November 30, 2005, respectively. For the nine months ended November 30, 2006 and November 30, 2005, advertising expense totaled $11.9 million and $8.5 million, respectively.

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

Deferred Taxes

The Company accounts for income taxes using the liability method that requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of its assets and liabilities and for tax loss carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The Company has recorded a valuation allowance against the majority of its deferred tax assets due to uncertainty of realization of these deferred tax assets. For the three months and nine months ended November 30, 2006, the Company recorded a net tax expense of $8.6 million and $23.2 million, respectively. For the three months and nine months ended November 30, 2005, the Company recorded a net tax expense of $0.7 million and $3.9 million, respectively.

The Company continues to assess the realizability of its deferred tax assets, which primarily consist of net operating losses from deductions resulting from exercises of stock options by employees in the United States. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making this assessment, management considers the historical trend of taxable losses, projected future taxable income and the reversal of deferred tax liabilities. As of November 30, 2006, the net deferred tax asset balance was approximately $160 million of which approximately $144 million is offset by a valuation allowance and is included in prepaid expenses and other current assets. The Company continues to provide a valuation allowance against its deferred tax assets arising from tax losses in the United States and Asia Pacific due primarily to (i) cumulative tax losses, (ii) uncertainty related to the amount of future stock option exercises and related tax deductions generated, and (iii) inherent difficulties in forecasting future taxable income as a result of rapidly changing technology and the Company’s competitive environment.

Foreign Currency Translation

The Euro has been determined to be the functional currency for the Company’s European operations and local currencies have been determined to be the functional currencies for the Company’s Asian and South American operations.

Foreign exchange gains and losses, which result from the process of remeasuring foreign currency transactions into the appropriate functional currency, are included in other income and expense, net in the Company’s Consolidated Statements of Operations. The translation of foreign currency financial statements into U.S. Dollars for financial reporting purposes is included in other comprehensive income, which is a separate component of stockholders’ equity. Net foreign exchange gains and losses, included in other income, were $0.3 million loss and $0.1 million loss for the three and nine months ended November 30, 2006, respectively. No significant net foreign exchange gains or losses were recognized for the three and nine months ended November 30, 2005.

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

For the three months and nine months ended November 30, 2006 and November 30, 2005, there were no individually significant customers from which the Company generated revenue or receivables.

Net Income Per Common Share

The Company computes net income per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”), SEC Staff Accounting Bulletin No. 98 (“SAB 98”) and Emerging Issues Task Force No. 04-8, The Effect of Contingently Convertible Instruments on Diluted EPS. Under the provisions of SFAS 128 and SAB 98, basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income adjusted for interest expense and amortization of debt issuance costs associated with the convertible debentures, by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of shares issuable upon the exercise of stock options and convertible securities such as the Company’s convertible debentures. Diluted net income per share for the three months and nine months ended November 30, 2006 and November 30, 2005, assumes the conversion of the convertible debentures using the “if converted” method.

The following table reconciles the numerators and denominators of the earnings per share calculation for the three months ended November 30, 2006 and November 30, 2005 (in thousands, except per share amounts):

	Three Months Ended (unaudited)
	November 30, 2006	November 30, 2005
Diluted net income per share computation:
Net income	$14,620	$23,203
Interest expense on convertible debt, net of related tax	449	662
Amortization of debt issuance costs, net of related tax	474	700

Net income—diluted	$15,543	$24,565

Weighted Average common shares outstanding	191,298	177,615
Incremental shares attributable to assumed exercise of outstanding options	5,887	11,895
Incremental shares attributable to assumed exercise of convertible debentures	22,273	22,273

Diluted shares	219,458	211,783
Diluted net income per share	$0.07	$0.12

The following table reconciles the numerators and denominators of the earnings per share calculation for the nine months ended November 30, 2006 and November 30, 2005 (in thousands, except per share amounts):

	Nine Months Ended (unaudited)
	November 30, 2006	November 30, 2005
Diluted net income per share computation:
Net income	$39,420	$52,369
Interest expense on convertible debt, net of related tax	1,347	2,017
Amortization of debt issuance costs, net of related tax	1,422	2,143

Net income—diluted	$42,189	$56,529

Weighted Average common shares outstanding	188,379	177,200
Incremental shares attributable to assumed exercise of outstanding options	7,939	9,083
Incremental shares attributable to assumed exercise of convertible debentures	22,273	22,681

Diluted shares	218,591	208,964
Diluted net income per share	$0.19	$0.27

The following shares are not included in the computation of diluted earnings per share because the option prices were greater than the average market price of the Company’s stock during the related periods and the effect of including such options in the computation would be antidilutive:

•	For the three months each ended November 30, 2006 and November 30, 2005, options to purchase approximately 15.2 million shares and 11.7 million shares, respectively.

•	For the nine months each ended November 30, 2006 and November 30, 2005, options to purchase approximately 11.3 million shares and 12.7 million shares, respectively.

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

The Company has offices in more than 50 locations around the world. The Company manages its international business on an Americas-wide, EMEA-wide and Asia Pacific-wide basis. The following table aggregates individually immaterial international operations and separately discloses the significant international operations as of and for the three months ended November 30, 2006 and November 30, 2005 (in thousands):

	Americas	EMEA	Asia Pacific	Total

	Three Months Ended November 30, 2006 (unaudited)
Revenue from unaffiliated customers	$71,618	$20,297	$13,911	$105,826
Net income	$13,698	$133	$789	$14,620
Total assets	$1,600,621	$69,000	$43,285	$1,712,906

	Americas	EMEA	Asia Pacific	Total

	Three Months Ended November 30, 2005 (unaudited)
Revenue from unaffiliated customers	$48,764	$12,792	$11,556	$73,112
Net income	$20,211	$1,390	$1,602	$23,203
Total assets	$1,153,641	$41,937	$34,455	$1,230,033

Revenues from unaffiliated customers in the United States, the Company’s country of domicile, were approximately $68.2 million and $48.8 million for the three months ended November 30, 2006 and November 30, 2005, respectively. Revenues in Japan totaled $8.0 million and $6.9 million for the three months ended November 30, 2006 and November 30, 2005, respectively. In terms of revenue, Japan was the only individually material country outside the United States.

The following table aggregates individually immaterial international operations and separately discloses the significant international operations as of and for the nine months ended November 30, 2006 and November 30, 2005 (in thousands):

	Americas	EMEA	Asia Pacific	Total

	Nine Months Ended November 30, 2006 (unaudited)
Revenue from unaffiliated customers	$194,730	$53,254	$41,518	$289,502
Net income (loss)	$38,781	$1,244	$(605)	$39,420
Total assets	$1,600,621	$69,000	$43,285	$1,712,906

	Americas	EMEA	Asia Pacific	Total

	Nine Months Ended November 30, 2005 (unaudited)
Revenue from unaffiliated customers	$134,415	$34,973	$30,222	$199,610
Net income	$48,968	$2,364	$1,037	$52,369
Total assets	$1,153,641	$41,937	$34,455	$1,230,033

Revenues from unaffiliated customers in the United States, the Company’s country of domicile, were approximately $185.5 million and $134.4 million for the nine months ended November 30, 2006 and November 30, 2005, respectively. Revenues in Japan totaled $24.1 million and $17.4 million for the nine months ended November 30, 2006 and November 30, 2005, respectively.

Comprehensive Income

The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income for the three months ended November 30, 2006 and November 30, 2005 was as follows (in thousands):

	Three Months Ended (unaudited)
	November 30, 2006	November 30, 2005
Comprehensive income:
Net income	$14,620	$23,203
Foreign currency translation adjustments, net of taxes	32	(372)
Change in unrealized loss on marketable securities, net of taxes	2,195	(1,320)

Total comprehensive income, net of taxes	$16,847	$21,511

Comprehensive income for the nine months ended November 30, 2006 and November 30, 2005 was as follows (in thousands):

	Nine Months Ended (unaudited)
	November 30, 2006	November 30, 2005
Comprehensive income:
Net income	$39,420	$52,369
Foreign currency translation adjustments, net of taxes	(752)	(513)
Change in unrealized losses on marketable securities, net of taxes	6,551	(489)

Total comprehensive income, net of taxes	$45,219	$51,367

As of November 30, 2006 and February 28, 2006, the Company held investments in debt securities with an unrealized loss of $3.2 million and $9.7 million, respectively.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides guidance on the consideration of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The staff believes registrants must quantify the impact of correcting all misstatements, including both carryover and reversing effects of prior year misstatements, on the Company’s current year consolidated financial statements. The staff prescribes two approaches to assessing the materiality of misstatements; the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current year income statement and the “iron curtain approach”, which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If under either approach, misstatements are deemed material, the Company is required to adjust its financial statements, including correcting prior year financial statements, even though such correction was and continues to be immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require the Company to amend previously filed reports, rather such corrections may be made the next time the Company files its prior year statements. The Company does not currently anticipate any adjustments resulting from the application of SAB 108.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value within generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS 157 does not require any new fair value measurements in generally accepted accounting principles. However, the definition of fair value in SFAS 157 may affect assumptions used by companies in determining fair value. The Company has not completed its evaluation of the impact on the Company’s financial statements of adopting SFAS 157, but currently believes the adoption of SFAS will not require significant modification of the Company’s fair value measurements and will be substantially limited to expanded disclosures in the notes to the Company’s consolidated financial statements. The Company will be required to adopt SFAS 157 on March 1, 2008.

NOTE 3—Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the Company completed the annual impairment test as of February 28, 2006 and no goodwill impairment was deemed necessary. The following is a summary of adjustments to goodwill for the nine months ended November 30, 2006 (in thousands):

(unaudited)
Balance at February 28, 2006	$75,942
Add: acquisition of JBoss, Inc. (see NOTE 13)	254,919
Acquisition of other businesses (1)	7,731
Less: tax benefits related to acquired NOL carryforwards	(11,654)
Impact of foreign currency fluctuations and other	326

Balance at November 30, 2006	$327,264

(1)	Goodwill additions represent the excess of purchase price over tangible and identifiable intangible assets of acquired businesses operating in India, Argentina and Brazil.

NOTE 4—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of purchased technologies, customer and reseller relationships, trademarks, copyrights and patents, which are amortized over the estimated useful life on a straight line basis. Useful lives range from three to five years for purchased technologies and customer and reseller relationships and generally three to ten years for trademarks, copyrights and patents. As of November 30, 2006, trademarks with an indefinite estimated useful life totaled $8.7 million. As of February 28, 2006, the Company had no identifiable intangible assets with an indefinite estimated useful life. Amortization expense associated with identifiable intangible assets was $2.9 million and $1.0 million for the three months ended November 30, 2006 and 2005, respectively. Amortization expense for the nine months ended November 30, 2006 was $7.1 million and $2.9 million, respectively. The following is a summary of identifiable intangible assets (in thousands):

	November 30, 2006 (unaudited)			February 28, 2006
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$17,178	$(4,415)	$12,763	$4,486	$(2,500)	$1,986
Purchased technologies	17,454	(8,004)	9,450	13,323	(4,561)	8,762
Customer and reseller relationships	79,535	(4,174)	75,361	3,700	(981)	2,719

Total identifiable intangible assets	$114,167	$(16,593)	$97,574	$21,509	$(8,042)	$13,467

Additions to identifiable intangible assets resulting from the Company’s recent acquisition of JBoss, which closed June 2, 2006, totaled $79.2 million (see NOTE 13).

NOTE 5—Other Assets

Other assets were comprised of the following (in thousands):

	November 30, 2006 (unaudited)	February 28, 2006
Debt issue costs—convertible debentures	$6,395	$8,652
Cost-basis investments	5,132	5,132
Equity-basis investment	20,114	20,013
Security deposits	1,593	1,305
Other	4	—

	$33,238	$35,102

The Company reviews the non-marketable cost-basis investments in equity securities for other than temporary declines in fair value based on prices recently paid for shares in that company, as well as changes in market conditions. The carrying values are not necessarily representative of the amounts that the Company could realize in a current transaction.

Equity-basis investment represents $20.1 million related to the Company’s previously announced investment in Open Inventions Network LLC (“OIN”) and the related cumulative share of OIN’s earnings as of November 30, 2006.

NOTE 6—Accrued Expenses

Accrued expenses were comprised of the following (in thousands):

	November 30, 2006 (unaudited)	February 28, 2006
Wages and other compensation related expenses	$17,295	$14,921
Other trade payables	14,941	8,799
Income and other taxes payable	7,330	7,319
Other	804	921

Total accrued expenses	$40,370	$31,960

NOTE 7—Convertible Debentures

In January 2004, the Company issued $600 million in convertible senior debentures (“Debentures”) to the initial purchaser, a sophisticated, accredited investor with a pre-existing relationship with the Company, in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and the debentures were resold by the initial purchaser to qualified institutional buyers under Rule 144A under the Securities Act. Pursuant to a previously announced common stock and convertible debenture repurchase program, the Company has repurchased certain Debentures. As of November 30, 2006, there was $570 million in principal amount of the Debentures outstanding. The Debentures mature on January 15, 2024 and bear interest at a rate of 0.5% per annum, payable semiannually on January 15 and July 15 of each year. The Debentures are senior unsecured obligations and rank equally in right of payment with all of the Company’s other existing and future unsecured and unsubordinated debt. The Debentures are convertible into approximately 22,273,000 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 39.0753 shares per $1,000 principal amount of debentures (which represents a conversion price of approximately $25.59 per share) subject to adjustment under certain conditions. The holders of the Debentures may convert their Debentures into shares of the Company’s common stock prior to stated maturity under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ending February 29, 2004 if the closing sale price of the Company’s common stock exceeds 120% of the then current conversion price for at least 20 consecutive trading days in the 30 consecutive trading-day period ending on the last trading day of the immediately preceding fiscal quarter; (2) during any five consecutive trading-day period immediately following any five consecutive trading-day period (the “Debenture Measurement Period”) in which the average trading price of the Debentures during that Debenture Measurement Period was less than 97% of the average conversion value for the Debentures during such period; however, the holders may not convert their Debentures after January 15, 2019 if on any trading day in such Debenture Measurement Period the closing sale price of shares of the Company’s common stock was between the then current conversion price of the Debentures and 120% of the then current conversion price of the Debentures; (3) upon the occurrence of specified corporate transactions; or (4) if the Company has called the Debentures for redemption. Based upon the terms of the Debentures, the contingent conversion features were not triggered as of November 30, 2006. The Company may redeem the Debentures, in whole or in part, in cash at any time on or after January 15, 2009. Holders of the Debentures may require the Company to redeem the Debentures, in whole or in part, in cash on January 15 of 2009, 2014 and 2019. As of November 30, 2006, no Debentures were redeemed. Accrued interest to the redemption date will be paid by the Company in any such redemption. Interest payments of $1.4 million were made during the nine months ended November 30, 2006. Accrued interest payable at November 30, 2006 was $1.1 million and is recorded in accrued expenses.

In connection with the issuance of the Debentures, the Company incurred $15.8 million of issuance costs, which primarily consisted of investment banking, legal and other professional fees. These costs are being amortized and are recorded as additional interest expense through January, 2009, the first scheduled date on which holders have the option to require the Company to repurchase the Debentures. Amortization expense related to the issuance costs was $0.8 million for the three months each ended November 30, 2006 and November 30, 2005 and $2.3 million for the nine months each ended November 30, 2006 and November 30, 2005. At November 30, 2006 and February 28, 2006, net debt issuance costs associated with the Debentures was $6.4 million and $8.6 million, respectively, and is recorded in other assets, net.

NOTE 8—Income Taxes

During the three and nine months ended November 30, 2006, the Company recorded $8.6 million and $23.2 million of income tax expense, respectively, which resulted in an estimated annual effective tax rate of 37%. The Company’s estimated annual effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the treatment of certain share-based awards which are included in the Company’s Consolidated Statements of Operations for the three and nine months ended November 30, 2006 but are considered non-deductible for tax purposes. The provision for income tax expense for the three months and nine months ended November 30, 2005, was $0.7 million and $3.9 million and was based on a then estimated annual effective tax rate of 7%, primarily for domestic federal alternative minimum tax expense as well as foreign income tax expense. The then estimated annual effective tax rate of 7% differed from the U.S. federal statutory rate of 35% primarily due to U.S. net operating loss carryforwards.

As of November 30, 2006 the Company continues to provide a valuation allowance against the majority of its net deferred tax assets with respect to its net operating losses (“NOLs”) in the United States and Asia Pacific since realization of these benefits is not deemed more likely than not. Based on the valuation allowance as of November 30, 2006, if the Company concluded the reversal of the entire valuation allowance was appropriate, the following would be recorded: (1) approximately $5.8 million reduction in goodwill related to NOLs from acquisitions; (2) approximately $123.6 million increase to additional paid in capital related to NOLs from deductions with respect to stock options and warrants; and (3) an income tax benefit of approximately $14.6 million.

As of November 30, 2006, the Company had federal and state net operating loss carryforwards of approximately $411 million and $511 million respectively. These net operating loss carryforwards expire in varying amounts beginning in 2019 and 2007 for federal and state income tax purposes, respectively. A portion of the net operating loss carryforwards is reflected in additional paid-in capital with a full valuation allowance as these net operating loss carryforwards are generated by deductions related to stock options and warrants. The Company’s research and development credits begin to expire in 2009.

NOTE 9—Share-based Awards

The Company’s 2004 Long-Term Incentive Plan as amended (the “2004 Plan”) provides for the granting of stock options, nonvested shares and deferred share units, among other awards. As of November 30, 2006, approximately 8 million shares of common stock were reserved for issuance upon exercise of future options to be granted to any employee, officer or director or consultant of the Company at terms and prices to be determined by the Board of Directors. The 2004 Plan provides that the purchase price per share for each option shall not be less than the fair market value of the common stock on the date of grant. Options granted under the 2004 Plan to date include contract terms of five years and generally vest 25% upon completion of one full year of service and 6.25% on the first day of each subsequent three-month period of service. The 1999 Stock Option and Incentive Plan (the “1999 Plan”) provides that the purchase price per share for each non-qualified option should be set by the Board of Directors on the date of grant. The purchase price per share for each Incentive Stock Option (“ISO”) shall not be less than the fair market value of the common stock on the date of grant. The maximum contract term for an option granted under the 2004 Plan is seven years from the date of grant and under the 1999 Plan is ten years from the date of grant. Options granted under the 1999 Plan generally vest 25% upon completion of one full year of service and 6.25% on the first day of each subsequent three-month period of service.

Stock Options

The activity for the stock option plans for the three and nine months ended November 30, 2006 is presented in the following table:

	Shares Underlying Options	Weighted Average Exercise Price Per Share
Outstanding at February 28, 2006	18,703,115	$13.43
Granted	172,300	28.34
Exercised	(737,277)	9.93
Forfeited	(118,743)	19.72

Outstanding at May 31, 2006	18,019,395	$13.68

Granted	448,799	26.38
Exercised	(450,179)	10.04
Forfeited	(159,024)	15.65
Converted—JBoss options at acquisition	724,039	1.07

Outstanding at August 31, 2006	18,583,030	$13.46

Granted	3,286,950	16.89
Exercised	(350,671)	8.40
Forfeited	(427,853)	13.78

Outstanding at November 30, 2006	21,091,456	14.53

The following summarizes information, as of November 30, 2006 about the Company’s outstanding and exercisable stock options:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.00 - $ 3.21	2,269,091	5.7	$0.70	1,821,383	$0.59
$ 3.22 - $ 6.41	3,102,730	5.0	$5.08	3,032,941	$5.05
$ 6.42 - $ 9.62	1,815,685	6.1	$7.42	1,549,232	$7.43
$ 9.63 - $12.03	682,657	3.3	$11.02	211,607	$11.10
$12.04 - $16.03	5,822,486	3.9	$13.99	2,007,064	$13.90
$16.04 - $19.24	727,740	5.5	$17.48	327,060	$17.63
$19.25 - $22.44	3,639,451	5.0	$20.09	479,067	$21.28
$22.45 - $28.86	2,583,788	4.5	$25.93	1,603,739	$26.48
$28.87 - $32.06	80,450	4.3	$29.22	—	$—
$32.07 and over	367,378	2.9	$85.44	367,378	$85.44

Total	21,091,456	4.7	$14.53	11,399,471	$12.98

The intrinsic value of options outstanding and options exercisable at November 30, 2006 was $118.7 million and $92.0 million, respectively.

The following summarizes information, as of November 30, 2006 about the Company’s outstanding stock options expected to vest:

	Options Expected to Vest
Exercise Prices	Number Expected to Vest	Weighted Average Exercise Price
$ 0.00 - $ 3.21	447,708	$1.15
$ 3.22 - $ 6.41	67,120	$6.11
$ 6.42 - $ 9.62	252,996	$7.37
$ 9.63 - $12.03	390,547	$10.98
$12.04 - $16.03	3,197,182	$14.02
$16.04 - $19.24	327,257	$17.40
$19.25 - $22.44	2,306,916	$19.93
$22.45 - $28.86	774,683	$25.05
$28.87 - $32.06	64,180	$29.23
$32.07 and over	—	$—

Total	7,828,589	$15.95

The intrinsic value at November 30, 2006 of options expected to vest was $24.0 million.

The total intrinsic value of stock options exercised during the three months ended November 30, 2006 and 2005 was $4.1 million and $15.7 million, respectively. The total intrinsic value of stock options exercised during the nine months ended November 30, 2006 and 2005 was $24.7 million and $26.8 million, respectively.

As of November 30, 2006, compensation cost related to unvested stock options not yet recognized in the Company’s Consolidated Financial Statements totaled $73.8 million. The weighted average period over which these unvested stock options are expected to be recognized is approximately 2.2 years.

Nonvested Shares

The following summarizes information about the Company’s outstanding nonvested shares at November 30, 2006:

	Nonvested Shares	Weighted Average Grant-date Fair Value
Nonvested at February 28, 2006	127,688	$13.20
Granted	—	—
Vested	(14,812)	11.03
Forfeited	—	—

Nonvested at May 31, 2006	112,876	$13.49
Granted	10,500	23.27
Vested	(20,030)	14.46
Forfeited	—	—

Nonvested at August 31, 2006	103,346	$14.29
Granted	219,250	19.91
Vested	(8,136)	13.18
Forfeited	—	—

Nonvested at November 30, 2006	314,460	$18.24

The intrinsic value of nonvested shares outstanding at November 30, 2006 was $5.5 million.

Nonvested shares granted under the 2004 Plan generally vest 25% on the first anniversary of the date of grant and 6.25% on the first day of each subsequent three-month period. Nonvested shares are generally amortized to expense on a straight-line basis over four years. The total fair value of nonvested shares recognized in the Consolidated Statements of Operations for the three months ended November 30, 2006 was $0.3 million. The total fair value of nonvested shares recognized in the Consolidated Statements of Operations for the nine months ended November 30, 2006 and 2005 was $0.6 million and $0.1 million, respectively. The intrinsic value of nonvested shares vesting in the three and nine months ended November 30, 2006 was $0.2 million and $1.1 million, respectively. The intrinsic value of nonvested shares vesting in the nine month period ended November 30, 2005 was $0.1 million.

As of November 30, 2006, compensation cost related to nonvested share awards not yet recognized in the Company’s Consolidated Financial Statements totaled $5.5 million. The weighted average period over which these nonvested share awards are expected to be recognized is approximately 3.7 years.

Deferred Share Units

Deferred share units are generally awarded to Directors and vest immediately. Deferred share units awarded during the three and nine months ended November 30, 2006 totaled 2,191 and 17,156 shares, respectively with a weighted average fair value per share of $16.93 and $22.66, respectively. The total fair value of deferred share units recognized in the Company’s Consolidated Financial Statements for the nine months ended November 30, 2006 and 2005 was $0.4 million and $0.1 million, respectively.

NOTE 10—Commitments and Contingencies

As of November 30, 2006, the Company leased office space and certain equipment under various non-cancelable operating leases. Rent expense under operating leases was $3.3 million and $2.0 million for the three months ended November 30, 2006 and November 30, 2005, respectively. For the nine months ended November 30, 2006 and November 30, 2005 rent expense under operating leases was $8.8 million and $5.8 million, respectively. As of November 30, 2006 the Company had no capital leases.

In January 2002, the Company assumed the lease obligation of an unrelated third party for an office building which serves as the Company’s headquarters. This lease terminates in June 2020. As compensation to the Company for assuming this obligation, the third party paid rent on the Company’s behalf from the commencement of the sublease until February 2003, is allowing the Company the use of all furniture and fixtures, including building improvements, that were in the building at the time of the commencement of the sublease, and paid the Company a certain monthly amount through October 2002 to offset the operating expenses of this building, all of which was valued in the aggregate at $5.9 million. Included in the aggregate amount was $3.6 million representing the fair value of furniture and fixtures. This credit balance began to amortize, as a reduction to related rent expense, in fiscal 2004 and will continue to do so until the lease terminates in June 2020. The furniture and fixtures are being depreciated over a period of seven years. As of November 30, 2006, the carrying amount of long-term deferred lease credit was $5.3 million.

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

It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the facts and circumstances involved in each particular agreement. The Company does not record a liability for claims related to indemnification unless the Company concludes that the likelihood of a material claim is probable and estimable. Historically, payments pursuant to these indemnifications have been insignificant.

NOTE 11—Legal Proceedings

Red Hat Professional Consulting, Inc., formerly PTI, a wholly owned subsidiary of the Company acquired in February 2001, together with its former directors and some of its former principal shareholders, is a defendant in a suit brought by a former employee in DeKalb County Superior Court in Georgia (Case No. 00-CV-5509-8). The plaintiff asserts, among other things, breach of various employment agreements and seeks monetary damages. Red Hat Professional Consulting, Inc. has filed an answer, affirmative defenses and counterclaims, denying all liability. All discovery in the matter is complete. On October 31, 2005, a hearing was held on defendants’ Third Motion for Partial Summary Judgment, and the Court granted summary judgment on three of the claims. A pre-trial order was entered in the matter, and it was set for trial on December 11, 2006. However, the Court elected to delay trial for purposes of rehearing plaintiff’s motion for partial summary judgment, and that hearing was held on December 11, 2006. The Court has yet to rule on that motion, and a new trial date has not been set. The Company has been indemnified in this matter by the former PTI shareholders and further believes that the likelihood of a material loss is remote.

Commencing on or about March 29, 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. On August 8, 2001, Chief Judge Michael Mukasey of the U.S. District Court for the Southern District of New York issued an order that transferred all of the so-called IPO allocation actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings (Case No. 21 MC 92). The court has consolidated the actions into a single action. The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages. No discovery has occurred to date. The individual director and officer defendants have been dismissed from the case without prejudice. The Company intends to defend itself vigorously in this matter. There can be no assurance, however, that this matter will be resolved in the Company’s favor. The Company, among other issuers, the plaintiffs, and the insurers, have agreed, in concept, to a proposed settlement whereby the Company would be released from this litigation without further payment from the Company. That proposed settlement has been submitted to the court for its consideration. A fairness hearing on the proposed settlement was held on April 24, 2006. On December 5, 2006, the U.S. Court of Appeals (Second Circuit) vacated the District Court’s class certification with respect to the focus cases and remanded the matter for further consideration. As a result, all matters in the case, including approval of the proposed settlement, await such further consideration and action.

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

On June 26, 2006, FireStar Software, Inc. filed a complaint in the U.S. District Court for the Eastern District of Texas (Civil Action No. 2-06CV-258), alleging that the Company and certain subsidiaries have directly and indirectly infringed FireStar’s U.S. Patent Number 6,101,502 by marketing, distributing, using and offering to provide support services for the JBoss Hibernate 3.0 software. An amended complaint was served on the Company on October 23, 2006, and on November 8, 2006, plaintiff filed a second amended complaint. The amended complaint seeks, among other relief, compensatory damages, enhanced damages, costs, attorney’s fees and injunctive relief. On December 8, 2006, the Company filed its answer to the amended complaint. Based on the Company’s efforts to date, the Company believes it has meritorious defenses to this matter, and the Company intends to vigorously defend itself. There can be no assurance, however, that the Company will be successful in its defense, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and ability to continue to capitalize on its service offerings around the Hibernate technology.

The Company also experiences other routine litigation in the normal course of its business. The Company believes that the outcome of this routine litigation will not have a material adverse effect on its consolidated financial position and results of operations.

NOTE 12—Employee Benefit Plans

The Company provides a retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended (“IRC”). Participants may elect to contribute a portion of their annual compensation to the plan, after complying with certain limitations set by the IRC. Employees are eligible to participate in the plan if they are over 21 years of age. The Company has the option to make contributions to the plan and contributed $0.8 million and $2.3 million to the plan for the three and nine months ended November 30, 2006, respectively. Contributions to the plan for the three and nine months ended November 30, 2005 totaled $0.4 million and $1.2 million, respectively.

NOTE 13—Business Combinations

Acquisition of JBoss, Inc.

On June 2, 2006 the Company completed its previously announced acquisition of JBoss, Inc. for approximately $329.1 million in base consideration. The Company is also obligated to pay an additional approximately $70 million pursuant to the acquisition agreement at specified times during the two years after the closing upon the achievement of certain performance milestones related to sales of JBoss products and services during calendar years 2006 and 2007. The total consideration paid by the Company in connection with the acquisition is summarized in the following table (in thousands):

	Common Shares Par $0.0001 (unaudited)	Additional Paid-in Capital (unaudited)	Total (unaudited)
Issuance of Red Hat common stock to JBoss stockholders—6,710,766 @ $27.51 (1)	$1	$184,612	$184,613
Fair value of Red Hat options issued in exchange of JBoss outstanding options		6,867	6,867
Cash consideration paid to and or on behalf of JBoss stockholders			128,638
Debt paid on behalf of JBoss stockholders			3,886
Estimated transaction costs			5,078

Total consideration	$1	$191,479	$329,082

(1)	The number of shares of Red Hat common stock issued is based on the outstanding shares of JBoss common stock, preferred stock, restricted stock and fully vested stock options with varying exchange ratios at a price of $28.76 per Red Hat share. $28.76 represents the average closing price of Red Hat common stock for the 20 trading days prior to May 31, 2006. For purposes of determining purchase accounting treatment, the fair value of the common shares issued was $27.51 which represents the average closing price within four days of the acquisition.

The table below represents the allocation of the total consideration to the Company’s tangible and identifiable intangible assets and liabilities based on management’s assessment of their respective fair values as of the date of the acquisition. Any additional payments will be recorded as adjustments to goodwill.

Total (unaudited)
(in thousands)
Identifiable intangible assets at fair value (see detail below)	$79,173
Cash	2,199
Accounts receivable at fair value	8,771
Fixed assets at fair value	1,912
Other assets at fair value	3,608
Deferred revenue liability at fair value	(17,102)
Accrued liabilities at fair value	(4,398)
Goodwill	254,919

Total consideration allocated	$329,082

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

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the nine months ended November 30, 2006 and 2005 (in thousands, except per share amounts) as if the acquisition of JBoss had occurred at the beginning of each period, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisitions actually taken place at the beginning of each period.

	Three Months Ended (Unaudited, Pro Forma)	Nine Months Ended (Unaudited, Pro Forma)
	November 30, 2005	November 30, 2006	November 30, 2005
Revenue	$78,025	$298,598	$211,757
Net income	$17,056	$35,622	$35,403
Diluted net income	$18,418	$38,450	$39,562
Basic net income per common share	$0.09	$0.19	$0.19
Diluted net income per common share	$0.08	$0.18	$0.18

Other Business Combinations

During the first half of fiscal 2007, the Company purchased businesses operating in Argentina, Brazil and the remaining minority interest in its joint venture in India.

NOTE 14—Share and Debenture Repurchase Program

On October 27, 2006, the Company announced that its Board of Directors authorized a program to repurchase in aggregate up to $250 million of the Company’s common stock, par value $.0001 per share, and in aggregate up to $75 million of its 0.5% Convertible Senior Debentures due 2024 from time to time on the open market or in privately negotiated transactions, as applicable. The program will expire on the earlier of (i) October 31, 2007, or (ii) a determination by the Board of Directors, the Chief Executive Office or the Chief Financial Officer to discontinue the program. During the three months ended November 30, 2006, the Company repurchased none of its common stock or debentures under the repurchase program.

During the quarter ended November 30, 2006, the Company entered into a $25.0 million structured stock repurchase transaction which matured and settled during the quarter. At maturity of the structured stock repurchase transaction, had the Company’s stock been below a pre-determined market price, the Company would have received up to an aggregate of 1.6 million shares of its common stock in return for its investment. At the actual maturity of the transaction, the market price of the stock was above the pre-determined market price and resulted in the Company receiving its $25.0 million investment returned with a premium of $1.5 million. The $1.5 million premium was recorded as additional paid-in-capital on the Company’s Consolidated Balance Sheet at November 30, 2006.

During the three and nine months ended November 30, 2006, the Company repurchased none of its common stock or debentures pursuant to the program.

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

Revenue. For the three months ended November 30, 2006, total revenue increased 44.7% to $105.8 million from $73.1 million for the three months ended November 30, 2005. This increase resulted primarily from an increasing level of adoption of Enterprise Linux as a primary computing platform by the larger enterprise customers, as well as growing penetration of the small and mid-sized business market and increased adoption of other Red Hat enterprise technologies. The success of our business model is predicated on the acceptance and widespread deployment of our open source technologies, and our ability to generate subscription revenues on a per installed system basis for Red Hat enterprise technology, our ability to increase annual average subscription revenues per customer by providing additional value to our customers in the form of additional technology infrastructure and by providing customers with additional services. Revenue resulting from our recent acquisition of JBoss contributed approximately $7.8 million to the $32.7 million overall increase in revenue for the three months ended November 30, 2006.

Deferred Revenue. Our deferred revenue, current and long-term, balance at November 30, 2006 was $311.7 million. Because of our subscription model and revenue recognition policies, deferred revenues improve predictability of future revenues. Deferred revenues at November 30, 2006 increased 39.5% as compared to the balance at February 28, 2006 of $223.5 million. This increase includes approximately $7.1 million of the original deferred revenues added as a result of our JBoss acquisition on June 2, 2006.

Subscriptions. Our enterprise technologies are sold under subscription agreements. These agreements typically have a one or three year subscription period. The subscription entitles the end user to maintenance, which generally consists of a specified level of support, as well as security updates, bug fixes, functionality enhancements and upgrades to the technology, when and if available, during the term of the subscription through RHN. Our customers have the ability to purchase higher levels of subscriptions that increase the level of support the customer is entitled to receive. Subscription revenue increased for the first three quarters of fiscal 2007 and has increased each quarter of fiscal 2006, 2005 and 2004. This increase is being driven primarily by the increased market acceptance and use of open source software by the enterprise and our expansion of sales channels during these periods. Incremental subscription revenues resulting from our June 2, 2006 acquisition of JBoss Inc. totaled approximately $5.4 million for the third quarter ended November 30, 2006.

Sales by geography. We operate our business in three geographic regions: The Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Singapore, Japan, India, Australia, South Korea and China). For the three months ended November 30, 2006, approximately $37.6 million or 36% of our revenue was generated outside the United States compared to $24.3 million or 33% for the three months ended November 30, 2005. Our international operations are expected to continue increasing as our international sales force and channels become more mature and as we enter new locations or expand our presence in existing locations. As of November 30, 2006, we have offices in more than 50 locations throughout the world.

Income from operations and gross profit margin. Operating income of $13.6 million was 12.8% of total revenue for the three months ended November 30, 2006 and includes $7.9 million of compensation expense related to share-based awards which, prior to the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123R”) in fiscal 2007, we reported on a pro-forma basis in the notes to our consolidated financial statements. Operating income for the three months ended November 30, 2005 of $18.7 million was 25.6% of total revenues for the period. Gross profit margin decreased slightly to 83.5% for the three months ended November 30, 2006 from 83.8% for the three months ended November 30, 2005 as a result of increased staffing and use of consultants in professional and training services. Subscriptions made up 84.0% and 82.4% of total revenues for the three months ended November 30, 2006 and November 30, 2005, respectively. The gross profit margin on subscriptions continues to generally trend upward and was 92.4% and 91.8% for the three months ended November 30, 2006 and November 30, 2005, respectively.

Cash, cash equivalents, investments in debt securities and cash flow from operations. Cash, cash equivalents and short-term and long-term investments in debt securities balances at November 30, 2006 totaled $1.1 billion. During the three months ended November 30, 2006, we generated $59.7 million in cash flow from operations primarily related to the increase in sales of subscriptions during the period. Our significant cash balance gives us a measure of flexibility to take advantage of opportunities such as acquisitions, increasing investment in international areas and purchasing our own common stock and debt securities.

In fiscal 2007 we continue to focus on, among other things, (i) gaining widespread acceptance and deployment of Enterprise Linux as a mission-critical operating system platform by the enterprise, (ii) generating increasing subscription revenue on a per installed system basis by renewing subscriptions and providing additional value to our customers and by growing the number of enterprise technologies, including middleware that comprise our open source architecture and (iii) generating increased revenues by providing additional systems management, developer and other services as well as from additional market penetration through a broader and deeper set of channel partner relationships, including OEMs, and our own international expansion, among other means.

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

Subscription revenue

Subscription revenue is comprised of direct and indirect sales of Red Hat enterprise technologies. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding subscription agreement for the purchase of a subscription, subscription services are made available to the customer and the customer is billed. The deferred revenue amount is amortized to revenue over the life of the subscription. Red Hat enterprise technologies are generally offered with either one or three-year base subscription periods; the majority of our subscriptions have one-year terms. Under these subscription agreements, renewal rates are generally specified for one or three year renewal terms. The base subscription generally entitles the end user to the technology itself and post contract customer support (“PCS”), generally consisting of a specified level of customer support and security errata, bug fixes, functionality enhancements to the technology and upgrades to new versions of the technologies, each on a when-and-if available basis, during the term of the subscription. We sell our open source technologies through two principal channels: (1) direct, which includes sales by our sales force as well as web store sales, and (2) indirect, which includes distributors, resellers and OEMs. We recognize revenue from the sale of Red Hat enterprise technologies ratably over the period of the subscription beginning on the commencement date of the subscription agreement.

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

In addition, our subscription revenue is partially derived from sales of our RHN offerings. RHN is a Red Hat-hosted, internet-based set of services used to help promote the security, availability and management of most of our Red Hat technology solutions as well as provide functionality for managing other technologies. RHN may be subscribed to at the time of, and in addition to, one of our Enterprise Linux offerings or on a stand alone basis. Revenues are recognized ratably over the term of the subscription beginning on the commencement date of the subscription.

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

Impairment of long-lived assets

We evaluate the recoverability of our property and equipment and other assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. We perform this assessment on an annual basis, typically during the fourth quarter of the fiscal year or whenever events or changes in circumstances indicate an impairment may have occurred. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets. No significant impairment losses were recognized during the three and nine months ended November 30, 2006 and 2005. See NOTE 2 to the Consolidated Financial Statements.

Deferred taxes

We account for income taxes using the liability method that requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of our assets and liabilities and for tax loss carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. We have recorded a valuation allowance against the majority of our deferred tax assets due to uncertainty of realization of these deferred tax assets. For the three months and nine months ended November 30, 2006, we recorded a net tax expense of $8.6 million and $23.2 million, respectively. For the three months and nine months ended November 30, 2005, we recorded a net tax expense of $0.7 million and $3.9 million, respectively.

We continue to assess the realizability of our deferred tax assets, which primarily consist of net operating losses from deductions resulting from exercises of stock options by employees in the United States. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making this assessment, management considers the historical trend of taxable losses, projected future taxable income and the reversal of deferred tax liabilities. As of November 30, 2006, the net deferred tax asset balance was approximately $160 million of which approximately

$144 million is offset by a valuation allowance and is included in prepaid expenses and other current assets. We continue to provide a valuation allowance against our deferred tax assets arising from tax losses in the United States and Asia Pacific due primarily to (i) cumulative tax losses, (ii) uncertainty related to the amount of future stock option exercises and related tax deductions generated, and (iii) inherent difficulties in forecasting future taxable income as a result of rapidly changing technology and our competitive environment.

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

Effective March 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), using the modified-prospective transition method. Under the modified-prospective method, compensation costs recognized in the three months and nine months ended November 30, 2006 include (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, March 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (“SFAS 123”) and (b) compensation costs for all share-based awards granted on or subsequent to March 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the provisions of the modified prospective transition method, results for prior periods have not been restated. See NOTE 2 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Three months ended November 30, 2006 and November 30, 2005

The following table is a summary of our results of operations for the three months ended November 30, 2006 and November 30, 2005 (in thousands):

	Three Months Ended (unaudited)
	November 30, 2006	November 30, 2005	$ Change	% Change
Revenue:
Subscriptions	$88,860	$60,211	$28,649	47.6%
Training and services	16,966	12,901	4,065	31.5

Total revenue	105,826	73,112	32,714	44.7

Cost of revenue:
Cost of subscriptions	6,741	4,952	1,789	36.1
As a % of subscriptions revenue	7.6%	8.2%
Cost of training and services	10,699	6,905	3,794	54.9
As a % of training and services revenue	63.1%	53.5%

Total cost of revenue	17,440	11,857	5,583	47.1
As a % of total revenue	16.5%	16.2%

Total gross profit	88,386	61,255	27,131	44.3

As a % of total revenue	83.5%	83.8%
Operating expense:
Sales and marketing	37,575	20,505	17,070	83.2
Research and development	19,200	9,644	9,556	99.1
General and administrative	18,024	12,357	5,667	45.9

Total operating expense	74,799	42,506	32,293	76.0

As a % of total revenue	70.7%	58.1%
Income from operations	13,587	18,749	(5,162)	(27.5)
As a % of total revenue	12.8%	25.6%
Other income and expense, net	11,113	6,645	4,468	67.2
Interest expense	(1,494)	(1,490)	(4)	0.3

Income before provision for income taxes	23,206	23,904	(698)	(2.9)
Provision for income taxes	8,586	701	7,885	1,124.8

Net income	$14,620	$23,203	$(8,583)	(37.0)%

As a percent of total revenue	13.8%	31.7%

Revenue

Subscription revenue

Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat enterprise technologies, increased by 47.6% or $28.6 million to $88.9 million for the three months ended November 30, 2006 from $60.2 million for the same period ended November 30, 2005. The increase in subscription revenue is primarily being driven by subscriptions to our principal enterprise technology, Enterprise Linux, which has gained broad market acceptance in mission critical areas of computing and our international expansion. The increase is, in part, a result of the continued migration of larger enterprises in industries such as financial services to our open source platform from a proprietary Unix platform. Such demand has been experienced through all our distribution channels but has been more evident in our OEM, distributor and reseller relationships. The acquisition of JBoss, Inc. contributed to the increase in subscription revenue by adding $5.4 million for the three months ended November 30, 2006. We expect subscription revenue to continue an upward trend with the increased market acceptance for our offerings and with our continued international expansion.

Training and services revenue

Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees for services received from customers for deployment of Red Hat enterprise technologies, and for delivery of added functionality to Enterprise Linux or other technologies for our major customers and OEM partners. Training and services revenue increased by 31.5% or $4.1 million to $17.0 million for the three months ended November 30, 2006 from $12.9 million for the same period ended November 30, 2005. The adoption of our open source technologies increases the need for training and consulting services. Accordingly, training revenues increased by 11.1% or $1.0 million as a result of continued demand for Red Hat Certified Engineers, Technicians and Architects. Additionally, we enabled more resellers to provide our training services which increased the availability of training classes. Services revenue increased by 73.1% or $3.1 million due to increased subscription sales. These trends are expected to continue as Enterprise Linux and other open source technology subscription sales continue to grow. The acquisition of JBoss, Inc. added $2.4 million to the increase in training and services revenue.

Cost of revenue

Cost of subscription revenue

The cost of subscription revenue primarily consists of expenses we incur to support, distribute, manufacture and package Red Hat enterprise technologies. These costs include labor related cost to provide technical support and maintenance, as well as, cost for fulfillment, physical media, literature, packaging and shipping. Cost of subscription revenue increased by 36.1% or $1.8 million to $6.7 million for the three months ended November 30, 2006 from $5.0 million for the same period ended November 30, 2005, which includes the increase of costs to deliver JBoss offerings of $0.9 million. The remaining increase is principally the result of continued additions to our technical support staff to meet the demands of our growing subscriber base. As the number of our open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will occur at a rate slower than that of subscription revenue growth.

Cost of training and services revenue

Cost of training and services revenue is mainly comprised of personnel and third party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to certain customers. Cost of training and services revenue increased by 54.9% or $3.8 million to $10.7 million for the three months ended November 30, 2006 from $6.9 million for the same period ended November 30, 2005. The increase in the cost of training and services revenue includes $2.8 million related to the increased use of consultants and increases in staffing to support our training business. Delivery of JBoss offerings contributed an additional $1.0 million to the overall increase. Additionally, compensation cost related to share-based awards which, prior to the adoption of SFAS 123R in fiscal 2007, we reported on a pro-forma basis in the notes to our consolidated financial statements were $0.4 million. Costs to deliver training and services revenue increased as a percentage of training and services revenue to 63.1% for the three months ended November 30, 2006 from 53.5% for the same period ended November 30, 2005 primarily due to variation in attendance and increased use of third party consultants in our training business. We anticipate continued increased demand for training for Red Hat Certified Engineers, Technicians and Architects. As a result we have also expanded the number of available classes to meet the demand in the coming year.

Gross profit

Gross profit increased by 44.3% or $27.1 million to $88.4 million for the three months ended November 30, 2006 from $61.3 million for the same period ended November 30, 2005. The increase in gross profit is primarily due to the continued increase in revenue and profitability of our Enterprise Linux subscription offerings. While we are selling an increased volume of subscriptions, the costs of these subscriptions, as a percentage of revenue, has decreased by 7.3% to 7.6% for the three months ended November 30, 2006 from 8.2% for the same period ended November 30, 2005. This increased profitability is in part due to scale and efficiencies resulting from advancements in our packaging and shipping processes which allow us to deliver more of our subscriptions via lower cost electronic delivery when compared to box delivery. Gross margin was 83.5% and 83.8% of total revenues for the three months ended November 30, 2006 and 2005, respectively. The slight decrease in gross margin is a result of increased costs to deliver training and services which, as a percentage of revenue, increased 17.9% to 63.1% for the three months ended November 30, 2006 from 53.5% for the same period ended November 30, 2005.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 83.2% or $17.1 million to $37.6 million for the three months ended November 30, 2006 from $20.5 million for the same period ended November 30, 2005. This increase was primarily due to a $10.7 million increase in the cost of sales compensation and travel due to both an organic expansion of our dedicated sales force and recent acquisitions of businesses. The increase in sales compensation costs also includes $1.6 million of compensation cost related to share-based awards which, prior to the adoption of SFAS 123R in fiscal 2007, we reported on a pro-forma basis in the notes to our consolidated financial statements. Marketing costs increased by $2.9 million of which $0.9 million relates to additional advertising expenses and promotional sponsorships, which primarily focused on our major partners and $1.8 million related to increased marketing compensation costs, including $0.6 million for share-based awards which, prior to the adoption of SFAS 123R in fiscal 2007, were previously reported on a pro-forma basis in the notes to our consolidated financial statements. The remaining increase in sales and marketing costs relate to technology infrastructure enhancements and incremental amortization expense related to recently acquired identifiable intangibles, including licensing agreements, trademarks and customer reseller relationships. Sales and marketing expense was 35.5% and 28.0% of total revenues for the three months ended November 30, 2006 and 2005, respectively.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased by 99.1% or $9.6 million to $19.2 million for the three months ended November 30, 2006 from $9.6 million for the same period ended November 30, 2005. The increase in research and development resulted from both the additional expansion of our engineering group, through direct hire and the acquisition of businesses, which increased costs by $7.2 million, including an additional $1.9 million of compensation cost related to share-based awards which, prior to the adoption of SFAS 123R in fiscal 2007, we reported on a pro-forma basis in the notes to our consolidated financial statements. The expansion of our existing engineering group primarily relates to additional engineering resources to support the expansion of our product offerings and the localization of new and existing products into multiple languages. Research and development expense was 18.1% and 13.2% of total revenues for the three months ended November 30, 2006 and 2005, respectively. Investing in research and development has been a priority for Red Hat and we anticipate continued spending as we expand our offerings in clustering and virtualization technology. Research and development costs related to JBoss offerings included in the above variance explanations totaled $2.7 million.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, facilities and information systems expense. General and administrative expense increased by 45.9% or $5.7 million to $18.0 million for the three months ended November 30, 2006 from $12.4 million for the same period ended November 30, 2005. Approximately $2.9 million, is compensation cost related to share-based awards which, prior to the adoption of SFAS 123R in fiscal 2007, we reported on a pro-forma basis in the notes to our consolidated financial statements. In addition, increased headcount across all functions to help the business scale increased non-share based compensation by approximately $2.2 million. Professional accounting, legal and tax services related primarily to international expansion contributed $0.8 million to the increased general and administrative costs. General and administrative expense was 17.0% and 16.9% of total revenues for the three months ended November 30, 2006 and 2005, respectively.

Other income and expense, net

Other income and expense, net consists of interest income earned on cash deposits in money market accounts and invested in short and long-term fixed income instruments, gain on the extinguishment of certain long-term debt, net gains realized on the sale of investments and foreign currency revaluation gains and losses. Other income and expense, net increased by 67.2% or $4.5 million to $11.1 million for the three months ended November 30, 2006 from $6.6 million for the same period ended November 30, 2005. The increase is primarily related to a $3.9 million increase in interest income. The increase in interest income is primarily attributable to higher rates of return and higher cash and investment balances.

Interest expense

Interest expense primarily consists of interest and the related amortization of deferred debt issuance costs associated with the convertible debentures and totaled $1.5 million for each of the three months ended November 30, 2006 and November 30, 2005.

Income taxes

During the three months ended November 30, 2006, we recorded $8.6 million of income tax expense, which resulted in an estimated annual effective tax rate of 37%. Our estimated annual effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the treatment of certain share-based awards which are included in our Consolidated Statements of Operations for the three months ended November 30, 2006 but are considered non-deductible for tax purposes. The provision for income tax expense for the three months ended November 30, 2005 was $0.7 million and was based on a then estimated annual effective tax rate of 7%, primarily for domestic federal alternative minimum tax expense as well as foreign income tax expense. The then estimated annual effective tax rate of 7% differed from the U.S. federal statutory rate of 35% primarily due to U.S. net operating loss carryforwards.

Nine months ended November 30, 2006 and November 30, 2005

The following table is a summary of our results of operations for the nine months ended November 30, 2006 and November 30, 2005 (in thousands):

	Nine Months Ended (unaudited)
	November 30, 2006	November 30, 2005	$ Change	% Change
Revenue:
Subscriptions	$245,300	$163,779	$81,521	49.8%
Training and services	44,202	35,831	8,371	23.4

Total revenue	289,502	199,610	89,892	45.0

Cost of revenue:
Cost of subscriptions	20,123	15,788	4,335	27.5
As a % of subscriptions revenue	8.2%	9.6%
Cost of training and services	27,183	20,291	6,892	34.0
As a % of training and services revenue	61.5%	56.6%

Total cost of revenue	47,306	36,079	11,227	31.1
As a % of total revenue	16.3%	18.1%

Total gross profit	242,196	163,531	78,665	48.1

As a % of total revenue	83.7%	81.9%
Operating expense:
Sales and marketing	105,883	61,296	44,587	72.7
Research and development	51,084	29,846	21,238	71.2
General and administrative	49,579	34,067	15,512	45.5

Total operating expense	206,546	125,209	81,337	65.0

As a % of total revenue	71.3%	62.7%
Income from operations	35,650	38,322	(2,672)	(7.0)
As a % of total revenue	12.3%	19.2%
Other income and expense, net	31,388	22,601	8,787	38.9
Interest expense	(4,467)	(4,612)	145	3.1

Income before provision for income taxes	62,571	56,311	6,260	11.1
Provision for income taxes	23,151	3,942	19,209	487.3

Net income	$39,420	$52,369	$(12,949)	(24.7)%

As a percent of total revenue	13.6%	26.2%

Revenue

Subscription revenue

Subscription revenue increased by 49.8% or $81.5 million to $245.3 million for the nine months ended November 30, 2006 from $163.8 million for the same period ended November 30, 2005. The increase in subscription revenue is primarily being driven by subscriptions to our principal enterprise technology, Enterprise Linux, which has gained broad market acceptance in mission critical areas of computing and our international expansion. The increase is, in part, a result of the continued migration of larger enterprises in industries such as financial services to our open source platform from a proprietary Unix platform. Such demand has been experienced through all our distribution channels but has been more evident in our OEM, distributor and reseller relationships. Also contributing to the increase are subscriptions related to JBoss offerings, which totaled $10.7 million for the nine months ended November 30, 2006. We expect subscription revenue to continue an upward trend with the increased market acceptance for our offerings and with our continued international expansion.

Training and services revenue

Training and services revenue increased by 23.4% or $8.4 million to $44.2 million for the nine months ended November 30, 2006 from $35.8 million for the same period ended November 30, 2005. The adoption of Linux and other open source technologies as a primary computing platform increases the need for training and consulting services. Accordingly, training revenue increased by 16.5% or $3.9 million as a result of continued demand for Red Hat Certified Engineers, Technicians and Architects. Additionally, we enabled more resellers to provide our training services which increased the availability of training classes. Services revenue increased by 30.9% or $4.5 million. This trend is expected to continue as Enterprise Linux and other open source technology subscription sales continue to grow. JBoss offerings, included in the above variance explanations, added $4.1 million to training and services revenue for the nine months ended November 30, 2006.

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue increased by 27.5% or $4.3 million to $20.1 million for the nine months ended November 30, 2006 from $15.8 million for the same period ended November 30, 2005. Costs to deliver JBoss offerings contributed $1.8 million to the overall increase. The remaining increase is primarily the result of continued additions to our technical support staff to meet the demands of our growing subscriber base. As the number of open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will occur at a rate slower than that of subscription revenue growth.

Cost of training and services revenue

Cost of training and services revenue increased by 34.0% or $6.9 million to $27.2 million for the nine months ended November 30, 2006 from $20.3 million for the same period ended November 30, 2005. Costs to deliver JBoss offerings contributed $1.7 million to the overall increase. Also contributing to the increase is $1.0 million of compensation cost related to share-based awards which, prior to the adoption of SFAS 123R in fiscal 2007, we reported on a pro-forma basis in the notes to our consolidated financial statements. The remaining difference is related to increased staffing in professional and training services. We anticipate continued increased demand for training for Red Hat Certified Engineers, Technicians and Architects. As a result we have also expanded the number of available classes to meet the demand in the coming year.

Gross profit

Gross profit increased by 48.1% or $78.7 million to $242.2 million for the nine months ended November 30, 2006 from $163.5 million for the same period ended November 30, 2005. Gross profit margin was 83.7% and 81.9% of total revenues for the nine months ended November 30, 2006 and 2005, respectively. The increase in gross profit and gross profit margin was primarily due to the continued increase in revenue and profitability of our Enterprise Linux subscription offerings. While we are selling an increased volume of subscriptions, the costs of these subscriptions, as a percentage of subscription revenue, has decreased to 8.2% for the nine month period ended November 30, 2006 from 9.6% for the same period ended November 30, 2005. This is in part due to scale and efficiencies resulting from advancements in our packaging and shipping processes which allow us to deliver more of our subscriptions via lower cost electronic delivery when compared to box delivery

Operating expenses

Sales and marketing

Sales and marketing expense increased by 72.7% or $44.6 million to $105.9 million for the nine months ended November 30, 2006 from $61.3 million for the same period ended November 30, 2005. This increase was primarily due to a $27.4 million increase in sales compensation and travel costs primarily due to recent acquisitions of businesses and an organic expansion of our dedicated sales force from the prior year. The increased sales compensation cost includes an additional $5.3 million of compensation cost related to share-based awards which, prior to the adoption of SFAS 123R in fiscal 2007, we reported on a pro-forma basis in the notes to our consolidated financial statements. Marketing costs also increased by $9.7 million of which $3.4 million related to additional advertising expenses and promotional sponsorships primarily focused on our major partners and $4.8 million related to increased marketing compensation costs, including $1.5 million for share-based awards which, prior to the adoption of SFAS 123R in fiscal 2007, were previously reported on a pro-forma basis in the notes to our consolidated financial statements. The remaining increase in sales and marketing costs relate to technology infrastructure enhancements and incremental amortization expense related to recently acquired identifiable intangibles, including licensing agreements, trademarks and customer reseller relationships. Sales and marketing expense was 36.6% and 30.7% of total revenues for the nine months ended November 30, 2006 and 2005, respectively.

Research and development

Research and development expense increased by 71.2% or $21.2 million to $51.1 million for the nine months ended November 30, 2006 from $29.8 million for the same period ended November 30, 2005. The increase in research and development resulted from both the additional expansion of our engineering group through direct hire and the acquisition of businesses, and related compensation expenses, which increased costs by $16.8 million, including $5.2 million of compensation cost related to share-based awards which, prior to the adoption of SFAS 123R in fiscal 2007, we reported on a pro-forma basis in the notes to our consolidated financial statements. The expansion of our existing engineering group primarily relates to additional engineering resources to support the expansion of our product offerings and the localization of new and existing products into multiple languages. Research and development expense was 17.6% and 15.0% of total revenues for the nine months ended November 30, 2006 and 2005, respectively. Investing in research and development has been a priority for Red Hat and we anticipate continued spending as we expand our offerings in clustering and virtualization technology. Incremental research and development costs related to JBoss offerings and included in the above variances totaled $5.2 million.

General and administrative

General and administrative expense increased by 45.5% or $15.5 million to $49.6 million for the nine months ended November 30, 2006 from $34.1 million for the same period ended November 30, 2005. Approximately $7.4 million is compensation cost related to share-based awards which, prior to the adoption of SFAS 123R in fiscal 2007, we reported on a pro-forma basis in the notes to our consolidated financial statements. In addition, increased headcount across all functions to help the business scale increased non-share based compensation and travel by $6.6 million and $1.2 million, respectively. General and administrative expense was 17.1% of total revenues for each of the nine months each ended November 30, 2006 and 2005.

Other income and expense, net

Other income and expense, net increased by 38.9% or $8.8 million to $31.4 million for the nine months ended November 30, 2006 from $22.6 million for the same period ended November 30, 2005. The increase is primarily related to a $10.8 million increase in interest income which is partially offset by a reduction of $3.1 million net gain recognized on the extinguishment of long-term debt during the nine months ended November 30, 2005. The increase in interest income is primarily attributable to higher rates of return and higher cash and investment balances.

Interest expense

During the nine months ended November 30, 2006, interest expense decreased 3.1% or $0.1 million to $4.5 million from $4.6 million for the same period ended November 30, 2005. The decrease resulted from the repurchase of convertible debentures during the first half of fiscal 2006. Long-term convertible debentures outstanding at November 30, 2006 and 2005 totaled $570 million.

Income taxes

During the nine months ended November 30, 2006, we recorded $23.2 million of income tax expense, which resulted in an estimated annual effective tax rate of 37%. Our estimated annual effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the treatment of certain share-based awards which are included in our Consolidated Statement of Operations for the nine months ended November 30, 2006 but are considered non-deductible for tax purposes. The provision for income tax expense for the nine months ended November 30, 2005 was $3.9 million and was based on a then estimated annual effective tax rate of 7%, primarily for domestic federal alternative minimum tax expense as well as foreign income tax expense. The then estimated annual effective tax rate of 7% differed from the U.S. federal statutory rate of 35% primarily due to U.S. net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

We have historically derived a significant portion of our liquidity and operating capital from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and secondary public offerings, the issuance of convertible debentures and borrowings under working capital lines of credit. At November 30, 2006, we had total cash and investments of $1.1 billion, which was comprised of $796.0 million in cash and cash equivalents, $180.9 million of short-term, fixed-income investments and $120.3 million of long-term, fixed-income investments. This compares to total cash and investments of $1.1 billion at February 28, 2006.

We currently have sufficient liquidity with $796.0 million in cash and cash equivalents on hand that we presently do not intend to liquidate our short and long-term investments prior to their scheduled maturity dates. However, in the event that we did liquidate these investments prior to their scheduled maturities and there were no changes in market interest rates, we could be required to recognize a realized loss on those investments when we liquidate. At November 30, 2006, we have an unrealized loss of $3.2 million on our investments in debt securities compared to $9.8 million at February 28, 2006.

At November 30, 2006, cash and cash equivalents totaled $796 million, an increase of $528.4 million as compared to February 28, 2006. The increase in cash and cash equivalents for the nine months ended November 30, 2006 resulted from maturities of investment securities of $522.9 million, cash from operations which contributed $155.9 million, net proceeds of $18.6 million from employee-related stock transactions and proceeds from structured stock repurchase transactions of $1.5 million. Partially offsetting these cash increases were payments made for acquisitions of businesses which totaled $149.9 million for the nine months ended November 30, 2006, purchases of property and equipment of $14.8 million and purchases of investment securities of $7.4 million for the same period. Effects of foreign currency exchange rates resulted in an increase to cash of approximately $1.9 million for the nine months ended November 30, 2006.

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

In the nine months ended November 30, 2006 we recognized $9.1 million of income tax benefits from share-based awards, of which $5.2 million resulted from tax deductions in excess of the original grant date fair value of the awards. For further discussion, see NOTE 9 to Consolidated Financial Statements.

Cash flows from operations

Cash provided by operations of $155.9 million during the nine months ended November 30, 2006, includes net income of $39.4 million, adjustments to exclude the impact of non-cash revenues and expenses, which totaled $58.0 million net source of cash, and changes in working capital, which totaled $63.7 million net source of cash, primarily resulting from an increase in deferred revenue of $63.7 million. The increase in deferred revenue is due to growth in billings as we generally bill our customers in advance of subscription periods. Partially offsetting these sources of operating cash flow was a reclassification of excess tax benefits of $5.2 million related to share-based compensation.

As previously announced, we expect a modest impact on cash flow from operations for the rest of the fiscal year, due to our acquisition of JBoss, which is cash flow negative on a stand alone basis.

Cash flows from investing

Cash provided by investing activities of $350.8 million for the nine months ended November 30, 2006 included maturities of investment securities of $522.9 million. Partially offsetting theses maturities were payments, net of cash acquired, related to business acquisitions of $149.9 million, which includes our recent acquisition of JBoss, businesses in Brazil and Argentina and the acquisition of the remaining minority interest related to our joint venture in India. Also partially offsetting these maturities were investments in property and equipment, primarily information technology infrastructure, and purchases of investment securities which totaled $14.8 million and $7.4 million, respectively for the nine months ended November 30, 2006.

Cash flows from financing

Cash provided by financing activities of $19.9 million for the nine months ended November 30, 2006 was primarily comprised of $14.7 million in proceeds from employees’ exercise of common stock options, $5.2 million from excess tax benefits related to share-based compensation and proceeds from structured stock repurchase transactions of $1.5 million. Partially offsetting proceeds from these sources were repurchases of shares related to employee and non-employee directors withholding taxes of $1.6 million.

Convertible debentures

In January 2004, we issued $600 million in convertible senior debentures, of which $570 million remain outstanding, to the initial purchaser, a sophisticated, accredited investor with a pre-existing relationship with the Company, in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and the debentures were resold by the initial purchaser to qualified institutional buyers under Rule 144A under the Securities Act. The debentures mature on January 15, 2024 and bear interest at a rate of 0.5% per annum, payable semiannually on January 15 and July 15 of each year. The debentures are senior unsecured obligations and rank equally in right of payment with all of our other existing and future unsecured and unsubordinated debt. The debentures are convertible into shares of our common stock under certain circumstances prior to maturity at a conversion rate of 39.0753 shares per $1,000 principal amount of debentures (which represents a conversion price of approximately $25.59 per share) subject to adjustment under certain conditions. We may redeem the debentures, in whole or in part, in cash at any time on or after January 15, 2009. Holders of the debentures may require us to redeem the debentures, in whole or in part, in cash on January 15 of 2009, 2014 and 2019. As of November 30, 2006, no debentures were redeemed. Accrued interest to the redemption date will be paid by us in any such redemption. Interest payments of $1.4 million were made during the nine months ended November 30, 2006. Accrued interest at November 30, 2006 was $1.1 million. See NOTE 7 to the Consolidated Financial Statements for further discussion.

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

Given our historically strong operating cash flow and the $1.1 billion of cash and investments held at November 30, 2006, we do not presently anticipate the need to raise cash to fund our operations, either through the sale of additional equity or through the issuance of debt for the foreseeable future. However, we may take advantage of favorable capital market situations that may arise from time to time to raise additional capital.

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

Acquisition of JBoss, Inc.

On June 2, 2006 we completed our previously announced acquisition of JBoss, Inc. for approximately $329.1 million in base consideration. We are also obligated to pay an additional approximately $70 million pursuant to the acquisition agreement at specified times during the two years after the closing upon the achievement of certain performance milestones related to sales of JBoss products and services during calendar years 2006 and 2007. For further discussion related to this acquisition see NOTE 13 to the Consolidated Financial Statements.

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

Because we elected to adopt SFAS 123R on a prospective basis beginning on March 1, 2006, the consolidated results of operations for prior periods have not been restated. The following summarizes share-based compensation expense recognized in our Consolidated Financial Statements for the three months ended November 30, 2006 and November 30, 2005 (in thousands):

	Three Months Ended
	November 30, 2006 (unaudited)	November 30, 2005 (unaudited)
Cost of revenue	$558	$—
Sales and marketing	2,181	87
Research and development	1,882	99
General and administrative	3,874	1,113

Total share-based compensation	$8,495	$1,299

The following summarizes share-based compensation expense recognized in our Consolidated Financial Statements for the nine months ended November 30, 2006 and November 30, 2005 (in thousands):

	Nine Months Ended
	November 30, 2006 (unaudited)	November 30, 2005 (unaudited)
Cost of revenue	$1,607	$—
Sales and marketing	6,753	117
Research and development	5,150	205
General and administrative	10,911	3,472

Total share-based compensation	$24,421	$3,794

For more information see discussion related to share-based awards in NOTE 2 to the Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of our investments.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of fixed-income securities, including both government and corporate obligations and money market funds. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. A hypothetical one percentage point change in interest rates would result in a $10.2 million change in interest income on an annual basis, based on our current portfolio.

Our convertible debentures are at fixed rates and therefore interest expense is not impacted by a change in rates. The fair market value of the debentures is subject to interest rate risk and market risk due to the convertible feature of the debentures. Generally the fair market value of fixed interest rate debt increases as interest rates fall and decreases as interest rates rise. Generally, the fair market value of debt with conversion features permitting conversion into stock of the issuer, like the debentures, also increases as the market price of the underlying stock increases and decreases as the market price falls, assuming constant market interest rates. The interest and market value changes affect the fair market value of the debentures but do not impact our financial position, cash flows or results of operations. The fair value of the debentures was approximately $554.1 million and $668.0 million based on quoted market prices as of November 30, 2006 and February 28, 2006, respectively.

Investment Risk

The fair market value of our investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $3.2 million decrease in the fair value of our available-for-sale investment securities as of each of November 30, 2006 and February 28, 2006.

Derivative Instruments

We did not hold derivative financial instruments as of November 30, 2006.

Foreign Currency Risk

Approximately 36% of our revenues for the three months ended November 30, 2006, were produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenues, operating expenses and net income for our non-U.S. segments. Similarly, our revenues, operating expenses and net income would decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies. Using the average foreign currency exchange rates from fiscal 2006, our revenues from non-U.S. operations for the three months ended November 30, 2006 would have been lower than we reported using the exchange rates for the second quarter fiscal 2007, by approximately $0.4 million. Additionally, the assets and liabilities of our non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, while related revenue and expense accounts of these operations are translated at average exchange rates during the month in which related transactions occur. Translation gains and losses are included as an adjustment to stockholders’ equity and included in accumulated other comprehensive income. See NOTE 2 to the Consolidated Financial Statements.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Red Hat Professional Consulting, Inc., formerly PTI, a wholly owned subsidiary of the Company acquired in February 2001, together with its former directors and some of its former principal shareholders, is a defendant in a suit brought by a former employee in DeKalb County Superior Court in Georgia (Case No. 00-CV-5509-8). The plaintiff asserts, among other things, breach of various employment agreements and seeks monetary damages. Red Hat Professional Consulting, Inc. has filed an answer, affirmative defenses and counterclaims, denying all liability. All discovery in the matter is complete. On October 31, 2005, a hearing was held on defendants’ Third Motion for Partial Summary Judgment, and the Court granted summary judgment on three of the claims. A pre-trial order was entered in the matter, and it was set for trial on December 11, 2006. However, the Court elected to delay trial for purposes of rehearing plaintiff’s motion for partial summary judgment, and that hearing was held on December 11, 2006. The Court has yet to rule on that motion, and a new trial date has not been set. The Company has been indemnified in this matter by the former PTI shareholders and further believes that the likelihood of a material loss is remote.

Commencing on or about March 29, 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. On August 8, 2001, Chief Judge Michael Mukasey of the U.S. District Court for the Southern District of New York issued an order that transferred all of the so-called IPO allocation actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings (Case No. 21 MC 92). The court has consolidated the actions into a single action. The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages. No discovery has occurred to date. The individual director and officer defendants have been dismissed from the case without prejudice. The Company intends to defend itself vigorously in this matter. There can be no assurance, however, that this matter will be resolved in the Company’s favor. The Company, among other issuers, the plaintiffs, and the insurers, have agreed, in concept, to a proposed settlement whereby the Company would be released from this litigation without further payment from the Company. That proposed settlement has been submitted to the court for its consideration. A fairness hearing on the proposed settlement was held on April 24, 2006. On December 5, 2006, the U.S. Court of Appeals (Second Circuit) vacated the District Court’s class certification with respect to the focus cases and remanded the matter for further consideration. As a result, all matters in the case, including approval of the proposed settlement, await such further consideration and action.

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

On June 26, 2006, FireStar Software, Inc. filed a complaint in the U.S. District Court for the Eastern District of Texas (Civil Action No. 2-06CV-258), alleging that the Company and certain subsidiaries have directly and indirectly infringed FireStar’s U.S. Patent Number 6,101,502 by marketing, distributing, using and offering to provide support services for the JBoss Hibernate 3.0 software. An amended complaint was served on the Company on October 23, 2006, and on November 8, 2006, plaintiff filed a second amended complaint. The amended complaint seeks, among other relief, compensatory damages, enhanced damages, costs, attorney’s fees and injunctive relief. On December 8, 2006, the Company filed its answer to the amended complaint. Based on the Company’s efforts to date, the Company believes it has meritorious defenses to this matter, and the Company intends to vigorously defend itself. There can be no assurance, however, that the Company will be successful in its defense, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and ability to continue to capitalize on its service offerings around the Hibernate technology. The Company also experiences other routine litigation in the normal course of our business.

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

Our future success depends on the continued services of a number of key officers and employees. The loss of the technical knowledge and industry expertise of any of these individuals could seriously impede our success. Moreover, the loss of these individuals, particularly to a competitor, some of which may be in a position to offer greater compensation, and any resulting loss of customers could reduce our market share and diminish the Red Hat brand and adversely affect our business or stock price.

Our CEO and other key employees have become, or will become vested in a significant amount of their equity compensation awards. Employees may be more likely to leave us after a significant portion of their equity compensation awards fully vest, especially if the shares underlying the options have significantly appreciated in value. If we do not succeed in retaining and motivating our existing CEO and key employees and attracting new key personnel, our business, its financial performance and our stock price may decline.

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

We rely to a significant degree on a number of largely informal communities of independent open source software programmers to develop and enhance our products. For example, Linus Torvalds, a prominent open source software developer, and a relatively small group of software engineers, many of whom are not employed by us, are primarily responsible for the development and evolution of the Linux kernel, which is the heart of the Enterprise Linux operating system. If these groups of programmers fail to adequately further develop and enhance open source technologies, we would have to rely on other parties to develop and enhance our products or we would need to develop and enhance our products with our own resources. We cannot predict whether further developments and enhancements to these technologies would be available from reliable alternative sources. In either event, our development expenses could be increased and our product release and upgrade schedules could be delayed. Moreover, if third party software programmers fail to adequately further develop and enhance open source technologies, the development and adoption of these technologies could be stifled and our products could become less competitive.

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

RISKS RELATED TO LEGAL UNCERTAINTY

If our products are found or alleged to infringe third-party intellectual property rights, we could be required to redesign our products, replace components of our products, enter into license agreements with third parties and offer infringement indemnification.

We regularly commit to our subscription customers that if portions of our enterprise products are found to infringe any third party intellectual property rights we will, at our expense and option: (i) obtain the right for the customer to continue to use the product consistent with their subscription agreement with us; (ii) modify the product so that it is non-infringing; or (iii) replace the infringing component with a non-infringing component, and indemnify them against specified infringement claims. Although we cannot predict whether we will need to satisfy this commitment and often have limitations on these commitments, satisfying the commitment could be costly and time consuming and could materially and adversely affect our financial results. In addition, our insurance policies may not adequately cover our exposure to this type of claim. In the event that claims for indemnification are brought for intellectual property infringement, we could incur significant expense reimbursing customers for their legal costs and, in the event those claims are successful, for damages.

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

In addition, SCO Group, Inc. (“SCO”) as well as others have publicly alleged that Linux may infringe certain third-party intellectual property rights. As noted below, SCO has also filed suit against IBM based on allegations including that certain Linux kernels wrongfully include SCO’s intellectual property. Uncertainty concerning SCO’s or others’ allegations, regardless of their merit, could adversely affect sales of our products. If SCO or others were to prevail in this or other actions related to their claims regarding Linux or other products, our business could be materially and adversely affected.

We could be prevented from selling or developing our software if the GNU General Public License and similar licenses under which our products are developed and licensed are not enforceable.

A number of our offerings, including RHEL, have been developed and licensed under the GNU General Public License and similar open source licenses. These licenses state that any program licensed under them may be liberally copied, modified and distributed. The GNU General Public License is a subject of litigation in the case of The SCO Group, Inc. v. International Business Machines Corp., pending in the United States District Court for the District of Utah. It is possible that a court would hold these licenses to be unenforceable in that litigation or that someone could assert a claim for proprietary rights in a program developed and distributed under them. Any ruling by a court that these licenses are not enforceable or that open source components of our product offerings may not be liberally copied, modified or distributed may have the effect of preventing us from selling or developing all or a portion of our products.

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

In the market for operating systems and applications, we face significant competition from larger companies with greater financial, operational and technical resources and name recognition than we have. Competitors, which offer hardware-independent multi-user operating systems for Intel platforms and/or Linux and UNIX-based operating systems, include Microsoft, Oracle, Novell, IBM, Sun and HP. We may lack the resources needed to compete successfully with our current competitors as well as potential new competitors. Moreover, we compete in certain areas with our strategic partners and potential strategic partners, and this may adversely impact our relationship with an individual partner or a number of partners. Competitive pressures could affect prices or demand for our products and services, resulting in reduced profit margins and loss of market opportunity. We may have to lower the prices of our products and services to stay competitive, which could affect our margins and financial condition. In addition, if our pricing and other factors are not sufficiently competitive, we may lose market share. Industry consolidation may also effect competition by creating larger and potentially stronger competitors in the markets in which we compete, which may have an adverse effect on our business.

In the market for services offerings, we face significant competition from larger companies, including those that currently provide service and training related to the Linux operating system as well as other operating systems, particularly UNIX-based operating systems, due to the fact that Linux-and UNIX-based operating systems share many common features. These larger companies, including IBM, Oracle, Novell and HP, may be able to leverage their existing service organizations and provide higher levels of consulting and training on a more cost-effective basis than we can. We may not be able to compete successfully with our current or potential competitors.

During the latter part of our fiscal 2007 third quarter, several of our largest competitors made announcements relevant to markets in which we operate, including an announcement by Oracle to offer Linux support services and an announcement by Novell regarding a new partnering arrangement with Microsoft related to Linux. Given the recent nature of these developments, the impact of such developments on our business remains unclear.

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

•	Fluctuations in exchange rates;

•	Longer payment cycles and less financial stability of customers;

•	Compliance with a wide variety of foreign laws;

•	Difficulty selecting and monitoring channel partners outside of the United States;

•	Difficulty protecting our intellectual property rights overseas, due among other reasons, to the uncertainty of laws and enforcement in certain countries relating to the protection of intellectual property rights;

•	Difficulty maintaining quality standards in local activities consistent with the Red Hat brand;

•	Export controls and times of crisis could prevent us from shipping our products into and out of certain markets;

•	Changes in import/export duties, quotas or other trade barriers could affect the competitive pricing of our products and services and reduce our market share in some countries; and

•	Economic or political instability or terrorist acts in some international markets could result in the loss or forfeiture of some foreign assets and the loss of sums spent developing and marketing those assets.

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

ITEM 6. EXHIBITS

(a) List of Exhibits

10.1 +	Red Hat, Inc. 2006 Director Compensation Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2006 (File no. 000-26281))

31.1	Certification of Matthew J. Szulik, Chief Executive Officer, President and Chairman of the Board of Directors, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Charles E. Peters, Jr., Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certifications of Matthew J. Szulik, Chief Executive Officer, President and Chairman of the Board of Directors, and Charles E. Peters, Jr., Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

+	Indicates a management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

Date: January 9, 2007	By:	/s/ MATTHEW J. SZULIK
Matthew J. Szulik President and Chief Executive Officer (Duly Authorized Officer on Behalf of the Registrant)

RED HAT, INC.

Date: January 9, 2007	By:	/s/ CHARLES E. PETERS, JR.
Charles E. Peters, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

RED HAT, INC.

Date: January 9, 2007	By:	/S/ GABRIELA GONZALEZ
Gabriela Gonzalez Controller (Principal Accounting Officer)