Form 10-K
period 2007-02-28
RED HAT INC
filed 2007-04-30
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 28, 2007

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

(919) 754-3700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:     None

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

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of August 31, 2006 was approximately $3.4 billion based on the closing price of $23.20 of our common stock as reported by the NASDAQ Global Market on August 31, 2006. There were 193,180,053 shares of common stock outstanding as of April 27, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Red Hat, Inc.’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with its annual meeting of stockholders to be held on August 16, 2007 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

OVERVIEW

We are a global leader in providing open source software solutions to the enterprise, including our core enterprise operating system platform, Red Hat Enterprise Linux, our enterprise middleware platform, JBoss Enterprise Middleware Suite (“JBoss Enterprise Middleware”), and other Red Hat enterprise technologies. We employ an open source software development and licensing model that uses the collaborative input of an international community of contributors to develop and enhance software. We actively participate in this community-oriented development process, often in a leadership role, and leverage it to create our Red Hat-branded enterprise technologies.

We believe the open source development and licensing models offer significant advantages over the proprietary software development and licensing models both for Red Hat and our customers. Specifically, through the open source development model, we leverage this community of developers and users, whose collective resources and knowledge supplement the developers we employ. As a result, we believe we are able to offer functionality enhancements and upgrades more quickly and with less development cost than is typical of proprietary software vendors. In turn, our customers are able to take advantage of the quality and value of open source software, which we help develop, aggregate, integrate, test, certify, deliver, maintain and support for their enterprise use.

In addition, under the open source licensing model, the collectively developed software is distributed under licenses, such as the GNU General Public License and GNU Lesser General Public License, permitting access to the human-readable source code of the software. These licenses also provide broader rights for the licensee to use, modify and distribute open source software than is typical in the proprietary software model. This affords broad latitude for our customers to inspect, suggest changes, customize or enhance the software if they so choose.

Red Hat’s participation in the community-driven development process is illustrated by Red Hat’s role in the Fedora Project. The Fedora Project is a collection of open source community software projects, which Red Hat sponsors. Our participation in the Fedora Project enables us to leverage the efforts of this international community, which we believe allows us to reduce both cost and development time, and lower the risk of including products and features in our technologies that the market and the community will not accept and support. Thus, we are able to use the Fedora Project as a proving ground and virtual laboratory for new technology that we can draw upon for inclusion in our enterprise technologies.

We offer a choice of operating system platforms for servers, work stations and desktops that support multiple application areas, including the data center, edge-of-the-network applications, information technology infrastructure (applications such as database, ERP and large web servers), corporate desktop and technical/developer workstation. Our most recent version of Red Hat Enterprise Linux, RHEL 5, was released in March 2007 and offers additional technology enhancements, including integrated virtualization.

Our enterprise middleware platform, JBoss Enterprise Middleware, delivers a suite of middleware products for service-oriented architectures, permitting web-enabled applications to run on open source and other platforms. JBoss Enterprise Middleware provides an application infrastructure for building and deploying distributed applications that are accessible via the Internet, corporate intranets, extranets and virtual private networks. Examples of applications deployed on JBoss Enterprise Middleware include online e-business, hotel and airline reservations, online banking, credit card processing, securities trading, healthcare systems, customer and partner portals, retail and point of sale systems, telecommunications network infrastructure and grid-based systems.

Our integrated management services, Red Hat Network (“RHN”) and JBoss Operations Network (“JBoss ON”), permit these Red Hat enterprise technologies to be updated and configured and the performance of these and other technologies to be monitored and managed in an automated fashion. Our suite of training and other professional service offerings also enable enterprise customers to leverage the performance and scalability benefits of our enterprise technologies.

We also provide other infrastructure enterprise technologies, including technologies for assisting developers of software, providing higher availability clustering of platforms and file systems, scalable authentication and directory services.

We intend to continue to expand capabilities available under our open source architecture to help meet the performance, security, reliability and scalability requirements critical to the enterprise. With the acquisition of JBoss in 2006, we targeted the middleware and application development markets as strategic areas to broaden customer choice in our offerings. By providing an open source, service-oriented foundation for enterprises of all sizes, our goal is to enable our customers to reduce costs and derive increased value from all aspects of their infrastructure investments. We believe that the adoption of our enterprise technologies, as a mission-critical platform, represents a significant shift in the computing industry.

In addition to our development and licensing models, we believe that our business model differentiates Red Hat from the typical proprietary software company. We provide Red Hat enterprise technologies under annual or multi-year subscriptions. Through the life of the subscription, the customer is entitled to specified levels of support as well as security updates, bug fixes, functionality enhancements and upgrades to the technology, when and if available, via our integrated management technologies (i.e., RHN and JBoss ON), generally without additional charges. This business model allows the customer access to more regular improvements and innovation of our product base and to purchase the technologies and services it needs for the duration that it needs them.

We sell Red Hat enterprise technologies through both direct and indirect channels of distribution. We sell to customers directly through our sales force and our web store. Our indirect sales channel includes distributors and resellers, telecom/network technology companies and independent software vendors (“ISVs”). In addition, leading global server and workstation hardware vendors support and pre-load Red Hat enterprise technologies on various servers and workstations and also sell their hardware together with Red Hat Enterprise Linux as part of pre-configured solutions. Red Hat Enterprise Linux and JBoss Enterprise Middleware technologies also have gained widespread support from many of the leading ISVs and independent hardware vendors (“IHVs”) of server and workstation hardware to the enterprise. With the support and tools we make available, many of these companies have engineered and certified that their offerings run on or with Red Hat Enterprise Linux and JBoss Enterprise Middleware technologies. We believe widespread support from these companies helps market acceptance and adoption of our enterprise technologies. See NOTE 2 to the Consolidated Financial Statements.

The benefits of the open source development model are becoming more well-recognized and the acceptance of open source software is continuing to grow. We see this growth both in the number of Linux server operating systems in use today, the increasing number of JBoss Enterprise Middleware deployments and the substantial level of investment by venture capitalists in open source based startup companies worldwide.

In May 2006, Red Hat expanded its geographical presence to Latin America through the acquisition of the local operations of its master distributor in Brazil and Argentina. Through this acquisition, we now have a direct corporate presence in Latin America to provide regional support, training and sales activities, as well as localized offerings. In June 2006, Red Hat acquired JBoss, Inc., the global leader in open source middleware, and the remaining minority interest in our Indian joint venture. See NOTE 3 to Consolidated Financial Statements.

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

INDUSTRY BACKGROUND

Origins of open source software

The open source software development model originated in academic and research environments. The model is based on the collaborative development of the software’s source code, the human-readable code that is used to develop software. Whether individually or in groups, and regardless of location, participating developers, many of whose projects are commercially funded, make their code available over the Internet, give and receive comments on open source code and modify it accordingly. This development model gives open source software an inherent level of transparency and choice that contrasts with the proprietary software development model.

Under the proprietary model of software development, a software vendor generally licenses the user only the machine-readable binary (or object) code, with no or limited rights to copy, modify or redistribute that code, and does not make the source code available to the user or other developers. Moreover, peer review and enhancements are not possible given that binary code consists of the 1’s and 0’s that only computers understand. In contrast, under the open source development model, the software vendor provides users and other developers with access both to the binary code and the source code and permits the user to copy, modify and redistribute the code to others.

The growth of the Internet has greatly increased the scale and efficiency of open source software development through the availability of collaborative technologies such as email lists, news groups and websites. These technologies have enabled increasingly large communities of independent developers, located around the world, to collaborate on more complex open source projects.

We believe that open source software is a viable and arguably superior alternative to traditional proprietary software. As compared to the proprietary model, the open source model:

•	allows a company’s in-house development team to collaborate with a global community of independent developers;

•	provides the user access to both binary and source code, and the right to inspect, copy, modify, alter and redistribute the software; and

•	permits the user ongoing access to improvements made to the software that are distributed by others.

Moreover, we believe open source software offers many potential benefits for software customers and vendors. Not only are customers able to take advantage of the quality and value of open source software, but they can inspect and help diagnose problems easily, and they also may choose to customize the software to suit their particular needs. Vendors are able to leverage the community of open source developers, reducing development costs, decreasing time to market and mitigating the risks associated with developing new software solutions.

Challenges to the widespread adoption of open source by the large enterprise

Despite a strong initial market acceptance of Red Hat Enterprise Linux, JBoss Enterprise Middleware and other Red Hat enterprise technologies by the large enterprise, a number of obstacles exist to the continued growth and adoption of these technologies within the enterprise, including:

•

competition from well-established proprietary software industry participants such as Novell Inc. (“Novell”), Sun Microsystems, Inc. (“Sun”), Oracle Corporation (“Oracle”), Microsoft Corporation (“Microsoft”), International Business Machines Corporation (“IBM”), Hewlett-Packard Co. (“HP”) and BEA Systems, Inc. (“BEA”);

•	a limited number of established, profitable, viable open source industry participants;

•	uncertainty as to the long term success of a development and distribution model not based on limiting access to proprietary technology; and

•	potential concern over threats of intellectual property infringement claims.

RED HAT BUSINESS MODEL

We ordinarily offer and provide our enterprise technologies with related services to our customers in the form of annual or multi-year subscriptions. Our subscription model is designed to provide customers with an all-inclusive solution, incorporating product delivery, problem resolution, ongoing corrections and enhancements, certified compatibility with a portfolio of hardware and software applications, Red Hat’s Open Source Assurance program and rights to new versions. We believe that the chief information officers of large enterprises select Red Hat enterprise technologies and choose to pay on a subscription basis because of the business value and fast innovation that we provide, in contrast to traditional proprietary technology. We believe the success of our business model is predicated on the acceptance and widespread deployment of open source solutions by small, medium and large enterprises, our ability to generate subscription revenues for Red Hat enterprise technologies, our ability to increase annual average subscription revenues per customer by providing additional value to our customers in the form of additional technology infrastructure and by providing customers with additional services.

Our subscription business model also contrasts with the typical proprietary software license model from a revenue recognition perspective. Under our subscription model, we generally defer revenue when we bill the customer and recognize revenue over the life of the subscription term. In contrast, under a proprietary software license model, the vendor typically recognizes license revenue in the period that the software is initially licensed.

Commitment to the open source development model

We have fully embraced the open source model in the development of our technology solutions and services. Whereas some of our competitors have incorporated certain aspects of this model into their businesses while retaining various features of the proprietary model, Red Hat solutions are true open source offerings. Indeed, we share our improvements to our enterprise technologies with the development community. By developing under a collaborative model we offer a benefit to independent and partner developers because they can influence the capabilities of our enterprise technologies to the benefit of their customers. This ultimately increases the overall appeal of our offerings. We believe that the collaborative open source development model is a better way to develop and deliver high-quality software and to facilitate innovation.

The foundation of our open source architecture, our open source software operating systems

One of the most widely known open source technologies is the Linux kernel, the operating system engine of Red Hat Enterprise Linux. An operating system is the software that allows a computer and its various hardware and software components to interact. A worldwide community of developers collaborate on improving the Linux kernel, and we believe we are able to integrate the best of those improvements into our stable, yet innovative and high-performance Red Hat Enterprise Linux platform. Moreover, as discussed below, Red Hat Enterprise Linux enjoys the support of major original equipment manufacturers (“OEMs”) and ISVs, increasing the interest of developers in adding further enhancements to the Linux kernel.

We seek to engineer Red Hat Enterprise Linux to be the most comprehensive, technically advanced, reliable and stable operating system. Red Hat Enterprise Linux is an integrated, open source operating system, which meets the performance, reliability and scalability demands of chief information officers of large and small enterprises, from the edge of the network to the data center.

Our operating system platforms are intended to be:

•	flexible and scalable—capable of running clusters of thousands of systems in a large enterprise or a single device;

•	functional—able to handle discrete or multiple applications accessed by multiple users;

•	adaptable—allowing the user to modify the software to meet particular needs and requirements;

•	stable and reliable—constantly reviewed and fine-tuned by developers worldwide;

•	secure—offering some of the highest levels of security in the commercial operating system market; and

•	high performing—yielding an array of quality performance results using audited industry standard benchmarks.

Technology-based systems management services

RHN and JBoss ON, our principal systems management offerings, improve the system reliability, availability and security of Red Hat enterprise technologies, while increasing system administrator productivity to reduce the overall cost of managing Red Hat enterprise technologies. These solutions bring together a number of tools, services and information capabilities that customers may use to help promote greater reliability, availability and security within enterprise systems. Among other capabilities, RHN allows a system administrator to simplify management tasks by grouping systems together rather than managing them separately. We provide the RHN Update Module, described more fully below, as part of an annual subscription to Red Hat Enterprise Linux and other Red Hat enterprise technologies. We also provide more advanced services, such as the Management, Provisioning and Monitoring Modules described below, for an additional subscription fee. In addition, we offer RHN in two configurations: one which allows RHN systems management services to be provided from inside the customer’s firewall and one in which the services are provided directly from connectivity with Red Hat’s facilities.

Red Hat Global Client Services

Our Global Client Services offerings consist of educational, consulting and support services designed to meet the needs of the enterprise. With these services, our goal is to help promote customer success by providing knowledge, experience and advice at all stages of the information technology (“IT”) life cycle.

By providing consulting and support services, together with our Red Hat enterprise technologies, we facilitate the adoption and use of our enterprise technologies. In addition, our educational services help populate customers with skilled Red Hat Certified Engineers, Red Hat Certified Technicians, Red Hat Certified Security Specialists and Red Hat Certified Architects, who often serve as internal open source advocates and help to spread the successful adoption and use of our enterprise technologies. Our educational services also promote and reinforce our Red Hat brand.

Support by leading independent software and hardware vendors to the large enterprise

In order to facilitate the widespread deployment of Red Hat Enterprise Linux, we have focused on gaining broad support for the Red Hat Enterprise Linux operating system and other Red Hat enterprise technologies from the providers of hardware and software technology critical to the large enterprise. For example, leading software vendors that enable applications to run on our enterprise technologies include BEA, BMC Software, Inc. (“BMC”), Computer Associates, Inc. (“CA”), IBM, Oracle, SAP AG (“SAP”), Sybase, Inc. (“Sybase”) and Symantec Corporation (“Symantec”). In addition, we have certification and pre-load arrangements with leading hardware providers including Dell Inc. (“Dell”), HP, IBM, Sun, Fujitsu Limited (“Fujitsu”), Fujitsu Siemens Computers (Holding) BV (“Fujitsu Siemens”), NEC Corporation (“NEC”) and Hitachi, Ltd (“Hitachi”), as well as certification agreements with leading networking and storage companies including Cisco Systems, Inc.

(“Cisco”), EMC Corporation (“EMC”) and Network Appliance Inc. (“Network Appliance”). We also have strategic alliance relationships with the leading chip providers Intel Corporation (“Intel”) and Advanced Micro Devices Inc. (“AMD”).

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

Segment reporting

Red Hat is organized primarily on the basis of three geographic business units: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific. These business units are aggregated into one reportable segment due to the similarity in nature of products provided (e.g., Red Hat Enterprise Linux products), financial performance economics (e.g., revenue growth and gross margin), methods of distribution (direct and indirect) and customer classification and base (e.g., distributors, resellers and enterprise).

Geographic Areas

As of February 28, 2007, Red Hat had more than 50 locations around the world, including offices in the U.S., Canada, France, Germany, Italy, the Netherlands, Spain, Sweden, United Kingdom, Australia, China, Hong Kong, India, Japan, Korea and Singapore. As stated above, we manage our international business on the basis of three geographic business units: the Americas, EMEA and Asia Pacific. See NOTE 2 to our Consolidated Financial Statements for further discussion of our geographic areas of operation. See Item 1A, “Risk Factors” for a discussion of some of the risks attendant to our international operations.

BUSINESS STRATEGY

Our business strategy is designed to (i) gain widespread acceptance and deployment of Red Hat enterprise technologies by enterprise users globally, (ii) generate increasing subscription revenue by renewing existing subscriptions and providing additional value to our customers, and by growing the number of enterprise technologies that comprise our open source architecture, and (iii) generate increased revenues by providing additional systems management, developer and other services as well as from additional market penetration through a broader and deeper set of channel partner relationships, including OEMs, and our own international expansion, among other means.

The key elements of our strategy aim to:

Increase the adoption of Red Hat enterprise technologies by enterprise users globally

We see enterprise users increasingly view Linux, including Red Hat Enterprise Linux, as a viable operating system for mission-critical areas of the information technology infrastructure, and JBoss Enterprise Middleware, as a viable middleware platform for development and deployment of distributed applications, business processes and web services. We intend to promote further acceptance of our enterprise technologies through a variety of means. These means include promoting and developing additional Red Hat enterprise technologies that offer additional functionality and applications that build on the Red Hat Enterprise Linux operating system as part of our open source architecture, bringing new systems management services to market, improving our technology infrastructure to ease the purchasing and renewal process, offering expanded developer services, focusing on new geographic areas, capitalizing on the success of our strategic relationships with companies such as Intel, AMD, IBM, Symantec, Sybase, BEA, EMC, Dell, HP, Sun, Nokia Corp., Cisco, EMC, Network Appliance, Fujitsu, Fujitsu Siemens, NEC Corporation and Hitachi and continuing to add strategic relationships with other major information technology companies. We believe the relationships with these companies will continue to stimulate the technical advancement and widespread distribution of our enterprise technologies, the attraction of existing third-party enterprise applications to Red Hat enterprise technologies and the development of new third-party enterprise applications. We believe that the low-cost, high value offerings from Red Hat are a catalyst for change in the IT industry, enabling new deployments and migrations, which encourage a larger ecosystem of compatible hardware and software solutions.

Continue to pursue strategic acquisitions and alliances

Red Hat’s strategy is to continue to expand the capabilities available under our open source architecture by pursuing a selective acquisition strategy as opportunities arise to complement and expand our offerings and service capabilities. We also intend to create and extend our strategic alliances and channel partner relationships where it is beneficial to our business.

Continue to grow our presence in international markets

We have operations in a number of countries in the Americas, EMEA and Asia Pacific. We are continuing to expand our operations geographically, with over 50 offices worldwide. In May 2006, Red Hat expanded its geographical presence to Latin America through the acquisition of the local operations of its master distributor in Brazil and Argentina. Through this acquisition, we now have a direct corporate presence in Latin America to provide regional support, training and sales activities, as well as localized offerings. In June 2006, Red Hat acquired JBoss, Inc., the global leader in open source middleware, and the remaining minority interest in our Indian joint venture.

We offer Red Hat Enterprise Linux software and documentation in various languages. See NOTE 2 to the Consolidated Financial Statements for a discussion of our revenues by geographic area.

Continue to invest in the development of open source technology

We intend to continue to invest significant resources in the development of new open source technology, capitalizing on our substantial experience working with the open source model and community. We expect this continued investment to take the form of expenditures on internal development efforts, as well as continued funding of third-party open source projects and the expansion of our developer services.

PRODUCTS AND SERVICES

Red Hat’s software solutions, consisting of Red Hat enterprise technologies such as Red Hat Enterprise Linux and JBoss Enterprise Middleware, are at the center of our subscription strategy and our open source architecture. Our services offerings, principally directed toward our medium & large enterprise customers and the leading hardware providers with whom we have strategic agreements, include technical support and maintenance, training, professional services, embedded services, engineering services and hardware certification.

Generally, our software products come with a limited duration services subscription. They are delivered on an annual and multi-year subscription basis and include varying levels of support services and access to the basic software update and configuration management functionality via our integrated management technologies RHN and JBoss ON.

Red Hat Enterprise Linux and Red Hat Desktop technologies

Red Hat Enterprise Linux is a version of the Linux operating system designed expressly for enterprise computing. Red Hat Enterprise Linux is built around a common core of open source software that delivers the features required for commercial deployments, including:

•	Support for a wide range of ISV applications from vendors such as IBM, EMC, SAP, Sybase and Symantec;

•	Certification on multiple architectures and leading OEM platforms, including Dell, HP, IBM, Sun, Fujitsu, Fujitsu Siemens, NEC and Hitachi;

•	Comprehensive service offerings, with up to 24x7, one-hour response, available both from Red Hat and selected ISV/OEM partners and delivery of new technology throughout the product lifecycle;

•	Performance and scalability, with leading audited industry benchmarks;

•	Stability with 18-24 month version upgrade cycles and seven-year support lifecycle; and

•	A suite of products that enables interoperation of systems from the technical/developer workstation to the data center.

Red Hat operating system platforms have traditionally been available in four versions: Red Hat Enterprise Linux AS, Red Hat Enterprise Linux ES, Red Hat Enterprise Linux WS and Red Hat Desktop. Red Hat Enterprise Linux AS, our top-of-the-line Red Hat Enterprise Linux product, was designed for use in mission-critical areas of the information technology infrastructure. Supporting the largest commodity-architecture servers and available with the highest levels of support, Red Hat Enterprise Linux AS was intended for large departmental, middle tier of the information technology infrastructure and data center server deployments. Red Hat Enterprise Linux ES was designed for systems ranging from the edge-of-network to medium-scale departmental deployments. Red Hat Enterprise Linux WS was designed for power users and a wide range of high-performance technical client applications such as cluster computing, software development and engineering design. Red Hat Desktop was designed for general corporate users who need a variety of software functionality from email to web applications. It is intended for volume deployments that require a secure and centralized management infrastructure for client systems.

With the release of our most recent version of Red Hat Enterprise Linux, RHEL 5, the product family for RHEL 5 is now offered in three configurations:

•	Red Hat Enterprise Linux—a direct follow-on from earlier releases with many new features, including server virtualization support.

•

Red Hat Enterprise Linux Advanced Platform—a high functionality configuration that provides additional storage and server virtualization capabilities. The Red Hat Enterprise Linux Advanced Platform targets customers who require a complete, integrated virtualization solution. Advanced Platform is a comprehensive solution bundle that includes Red Hat Enterprise Linux, Red Hat Global File System and Red Hat Cluster Suite. Previously, these products were only available when purchased separately.

•	Red Hat Enterprise Linux Desktop—providing the next generation of open source desktop capabilities.

We believe that these configurations will simplify the product selection and purchase process and drive deeper product adoption, while providing the flexibility that customers desire.

JBoss Enterprise Middleware

JBoss Enterprise Middleware provides an application infrastructure for building and deploying distributed applications that are accessible via the Internet, corporate intranets, extranets and virtual private networks. JBoss Enterprise Middleware consists of several application infrastructure products including JBoss Application Server (“JBoss AS”), JBoss Hibernate, JBoss Portal, JBoss jBPM, JBoss Rules and JBoss Transactions. By combining these technologies, JBoss Enterprise Middleware provides an infrastructure platform for the development and deployment of service-oriented applications, business processes and web services.

•	JBoss Application Server (“JBoss AS”) provides the key features expected in a Java Enterprise Edition (“Java EE”) application server via a service oriented architecture (“SOA”) microkernel.

•

JBoss Hibernate is an object/relational persistence and query service. Hibernate lets you develop persistent classes following object-oriented idiom—including association, inheritance, polymorphism, composition, and collections.

•	JBoss Portal provides a customizable, standards-based framework for hosting, serving, managing and publishing websites.

•	JBoss jBPM is a workflow and orchestration framework that helps coordinate disparate applications and services.

•	JBoss Rules provides an open source and standards-based business rules engine that simplifies business policy access, change and management.

•	JBoss Transactions is a product for simplifying distributed transaction processing and delivering standards-based interoperability.

Additional Red Hat enterprise technologies

Red Hat enterprise technologies also include software applications, among others, for managing web content, software development, high availability clusters of Linux systems and storage, authentication of users as well as directory server services. These applications broaden customer choice and are key components of our open source architecture vision for the enterprise. Red Hat Developer Suite provides an integrated development environment for application developers. Red Hat Cluster Suite features clustering and uses application fail-over technology, which is designed to enable high availability application environments. Red Hat Global File System is an enterprise-strength clustered file system for Linux, designed for commercial and technical computing applications requiring access to fully shared data. Red Hat Certificate System is a scalable authentication system for appropriately limiting access to mission critical resources and data. Red Hat Directory Server centralizes application settings, user profiles, group data, policies and access control information into an operating system-independent, network-based registry.

Red Hat systems management solutions: RHN, JBoss ON and Command Center

RHN and JBoss ON provide systems management and software delivery services for Red Hat Enterprise Linux and JBoss Enterprise Middleware technologies. With a focus on open standards and scalability, our management solutions help organizations increase productivity, lower costs and enhance security by provisioning, monitoring and updating systems. As detailed below, services are also available in both Hosted and Satellite architectures to provide organizations with the appropriate level of flexibility, security and scalability based on their size and needs.

RHN consists of the following four modules:

Update Module—Included in a Red Hat Enterprise Linux subscription, the Update Module is the entry-level offering for RHN, providing functionality enhancements and upgrades to individual systems. Update Module includes functionality such as a graphical user interface, priority notification, errata information, Red Hat Package Manager (“RPM”) dependency checking and auto update. Update Module also gives customers access to electronic delivery of software related to their Red Hat subscriptions.

Management Module—The Management Module allows customers to manage Red Hat enterprise technologies infrastructure. Designed to enable scalable enterprise administration, the Management Module features systems grouping, role-based administration and scheduled actions.

Provisioning Module—The Provisioning Module includes features such as operating system provisioning (for new, unformatted systems or previously deployed systems), configuration management, multi-state rollback, scheduled remote actions, auto discovery, configuration tools and RPM-based application provisioning.

Monitoring Module—The Monitoring Module, only available in Satellite deployments, adds performance-tracking capabilities to RHN. Users can configure monitoring checks based on 60 pre-built probes, or they can create their own. Email or pager warnings send alerts when defined performance thresholds are crossed.

With the exception of the Update Module, which is provided with a subscription to Red Hat Enterprise Linux, customers purchase entitlements to these services on an annual per-system subscription basis.

RHN has two architectures designed to satisfy customers’ requirements:

Hosted—With the Hosted architecture, the customer’s individual systems connect to RHN via the Internet to receive information, functionality enhancements and upgrades from our central RHN servers. This architecture is the RHN service included with a subscription to Red Hat Enterprise Linux. To reduce Internet bandwidth consumption, RHN Proxy Servers can be added to a Hosted deployment to cache content locally.

Satellite—The Satellite architecture stores all RHN functionality, such as system profiles, reporting data and application server, locally on a customer’s network behind its IT firewall. The Satellite server connects with RHN over the Internet to download functionality enhancements. The architecture allows customers greater control over their management solution, as they may use Satellite to distribute custom or third-party content to their Red Hat Enterprise Linux systems. Customers may also disconnect RHN technology from the Internet, if desired, to improve security. Additional RHN Proxy Servers can also be added to a Satellite deployment to improve performance and package downloads for remote locations.

JBoss ON provides a counterpart to RHN Satellite, for the management of JBoss middleware environments. Similar to RHN Satellite, JBoss ON base functionality includes inventory, software update, management and deployment. JBoss ON also provides an extended module for monitoring and alert notification.

Red Hat Command Center is a hosted system monitoring product that provides a monitoring, notification and trending analysis solution. The product sends proactive status alerts via email, pager, or SNMP trap when pre-set thresholds are reached. Its web-based interface offers auto-discovery, point-and-click configuration and flexible reporting.

Global Client Services

Red Hat Global Client Service offerings are designed to help enterprise customers derive additional value from Red Hat enterprise technologies and open source technology.

Global Learning Services offers an array of hands-on training courses worldwide to meet the diverse training needs of customers. Certifications include Red Hat Certified Technician, Red Hat Certified Engineer, Red Hat Certified Security Specialist and Red Hat Certified Architect. Courses span topics such as system administration and advanced enterprise development, deployment and security. We offer open enrollment at training centers in locations worldwide and, as an alternative, via e-learning or by on-site instruction.

Global Professional Services offers consulting services for open source IT deployments, from assessment and implementation to upgrade planning.

Global Support Services (“GSS”) is Red Hat’s worldwide, mission-critical technical support group. GSS provides production support as part of every Red Hat enterprise technology subscription as well as an online knowledge base of technical information. GSS provides additional premium services for enterprise customers, such as 24 hour per day, 7 day per week service levels, developer support and technical account management.

COMPETITION

In the operating systems market, we compete with a number of large and well-established companies that have significantly greater financial resources, larger development staffs and more extensive marketing and distribution capabilities. These competitors include Microsoft, Oracle, Sun and Novell, all of which offer hardware-independent, multi-user operating systems for Intel platforms. Moreover, HP, Unisys Corporation, IBM and Sun each offer the UNIX operating system. Many of these competitors bundle competitive operating systems such as UNIX with their own hardware offerings, thereby making it more difficult for us to penetrate their customer bases. Moreover, Sun has provided their Solaris UNIX software under an open source license and model, now called Open Solaris.

Within the specific category of Linux operating systems, our chief competitor has historically been Novell, with its SUSE brand of Linux. Other, less well capitalized Linux brands include Mandriva, Debian, Canonical Ubuntu and other regionally-specific distributions. The financial and legal barriers to creating a new Linux distribution are relatively low because the open source license governing Linux distributions permits copying, modification and redistribution. In October 2006, the competitive environment for Linux services intensified when Oracle, a large and well capitalized company, announced plans to sell support for its version of the Linux operating system. See Item 1A, “Risk Factors”. While the effects on our competitive environment as a result of the Oracle announcement appear to date to have been modest, the long-term effects of this announcement on our competitive environment and business remain uncertain. Accordingly, no assurance can be given that our efforts to compete effectively will be sufficient.

In November 2006, Microsoft and Novell announced an agreement to collaborate on technology, a cross covenant not to sue the other party’s customers for patent infringement and an agreement by Microsoft to purchase and distribute coupons for SUSE Linux maintenance and support. While Red Hat provides its subscription customers with certain protections in the event that a third party were to bring a claim alleging intellectual property infringement, there is no assurance that Red Hat’s efforts in this regard will be sufficient to satisfy the concerns of customers in all instances, including any concerns created by the Microsoft/Novell agreement. Also, the coupons to SUSE Linux distributed by Microsoft may create downward pressure on the prices that Red Hat charges and/or reduced demand for our products which could affect our ability to renew current customers and obtain new customers and impact revenue, operating margin and market share. See Item 1A, “Risk Factors”.

In the middleware market, we compete with a number of large and well-established companies that have significantly greater financial resources, larger development staffs and more extensive marketing and distribution capabilities. These competitors include, but are not limited to IBM, BEA, Oracle and Sun, all of which offer broad portfolios of enterprise Java middleware products. All of these vendors, with the exception of Sun, offer the majority of their middleware products under a typical proprietary software license model. IBM and Sun often bundle hardware and software for its customers, making it more difficult to penetrate its customer base.

With our professional services offerings, we face competition in the market for services related to the deployment of our enterprise technologies including Red Hat Enterprise Linux and RHN. Our competitors in the market include IBM, Sun, Novell, Oracle and HP, as well as other technology consulting companies.

In the systems management services market, we compete with a number of large companies that have significantly greater financial resources, larger development staffs and more extensive marketing and distribution capabilities. These competitors include IBM, HP, CA, Novell, Microsoft, Oracle and BMC, all of which offer heterogeneous operating system support, including support for operating systems such as Linux, Solaris, AIX, HP-UX and Windows. Many of these competitors have legacy client/server offerings that require relatively long implementation cycles and are difficult to displace in enterprise customers due to switching costs.

The open source software market is not characterized by the traditional barriers to entry that are found in the proprietary software model due to the nature of open source technology. For example, anyone can copy, modify and redistribute Red Hat Enterprise Linux, JBoss Enterprise Middleware and our other open source products. However, they are not permitted to refer to these products as “Red Hat” or “JBoss” products unless they have a relationship with us. Moreover, as it relates to our enterprise technologies and RHN offerings, our customers agree not to utilize the subscription services that they receive from us for any system for which they have not purchased a subscription. In addition, the only means by which customers can receive a certified version of Red Hat Enterprise Linux and receive certified functionality enhancements and upgrades to a copy of Red Hat Enterprise Linux is to purchase and maintain a current subscription directly from us or our certified partners with which we have agreements.

We believe that the major factors affecting the competitive landscape for our products include:

•	the name and reputation of vendor;

•	the ability to adapt development, sales, marketing and support to the open source model;

•	the product price, performance, reliability and functionality;

•	the alliances of the vendor with major industry hardware and/or software providers;

•	the quality of our support and consulting services;

•	the financial and value relationship of subscription services;

•	the number of Global 2000 reference accounts;

•	the availability of third-party enterprise infrastructure applications that are compatible with the technology;

•	the breadth of hardware ecosystem compatibility;

•	the management framework for administering the software technologies;

•	the distribution strength and number of distribution partners of the vendor; and

•	the strength of the vendor’s relationships and reputation in the open source community.

Although we believe that overall we generally compete on par or favorably with many of our competitors in a number of respects, including product performance, price and breadth of hardware compatibility, we believe that a number of our key competitors currently have superior distribution capabilities. In addition, there are significantly more enterprise infrastructure applications available for competing operating systems technologies, such as Windows and UNIX, than there are for Red Hat Enterprise Linux. An integral part of our strategy has been to help address these shortcomings by, among other methods, strengthening our existing strategic relationships and entering into new ones to expand our distribution capabilities and by attracting more attention to the open source movement. Also, increasing the volume of installed subscriptions of Red Hat enterprise technologies should create additional opportunities and incentives for software developers to write more applications that are compatible with Red Hat enterprise technologies.

SOFTWARE ENGINEERING AND DEVELOPMENT

We have invested, and intend to continue to invest, significant resources in product and technology development. We expended $71.0 million, $40.9 million and $32.5 million, in our fiscal years ending February 28, 2007, 2006 and 2005, respectively, in research and development costs. We focus and modify our product development efforts based on the needs of users and changes in the marketplace. We are currently focusing our development efforts on improving or adding the functionality to our offerings that are needed by the Global 2000 or required for leading third-party applications upon which the Global 2000 are dependent.

Our software engineers collaborate with open source software development teams working across the Internet and through our Fedora Project. This involvement enables us to remain abreast of, and lead, certain technical advances, plans for development of new features and timing of releases, as well as other information related to the development of open source projects.

Our software engineers have contributed to the development and maintenance of some of the most important components of the Red Hat Enterprise Linux operating system, including the installation program and the package management program, RPM, the GCC compilers and virtualization.

Our software development engineers perform extensive testing of Red Hat Enterprise Linux, JBoss Enterprise Middleware, RHN, JBoss ON and other Red Hat enterprise technologies. We use various industry methods of quality assurance testing to help ensure that our enterprise technologies are solidly engineered and ready for use by our customers when shipped. We also work closely with leading hardware and software vendors to help ensure their applications will operate effectively on the Red Hat Enterprise Linux platform.

In addition, we continue to invest substantial resources in the development/commercialization of open source technologies that provide added value in addition to the operating system, such as Red Hat Directory Server and Red Hat Global File System.

INTELLECTUAL PROPERTY

Red Hat Enterprise Linux and our other open source products have been developed and made available for licensing under the GNU General Public License and other open source licenses. These licenses permit anyone to copy, modify and distribute the software. Some, such as the GNU General Public License, require that any resulting or derivative work that is distributed to others be licensed under the same terms. Therefore, although we retain the copyrights to the code that we develop ourselves, due to the nature of our open source software products and the licenses under which we develop and distribute them, our most valuable intellectual property is our collection of trademarks and the recognition of our brand. We rely on a combination of trademarks, copyrights and patents to protect our intellectual property. We also generally enter into confidentiality and nondisclosure agreements with our employees and consultants, and generally control access to and distribution of our confidential documentation and other proprietary information.

We pursue registration of some of our trademarks in the United States and in other countries. We have registered the trademark “Red Hat” and the Red Hat Shadowman logo in countries in North America, South America, Europe, Asia, Africa and Australia.

Despite our efforts to protect our trademark rights, unauthorized third parties have in the past attempted, and in the future may attempt, to misappropriate our trademark rights. We cannot be certain that we will succeed in preventing the continued misappropriation of our tradename and trademarks in these circumstances or that we will be able to prevent this type of unauthorized use in the future. The laws of some foreign countries do not protect, or deter misappropriation of our trademark rights to the same extent as do the laws of the United States. In addition, policing unauthorized use of our trademark rights is difficult, expensive and time consuming. However, we maintain an active enforcement program. The loss of any material trademark or tradename could have a material adverse effect on our business, operating results and financial condition.

Red Hat has also undertaken patent protection of some of the innovative ideas of our software developers. Not all of these inventions are applicable to our current technologies. Some provide protection of potential new technologies. As part of Red Hat’s commitment to the open source community, we provide our Patent Promise to permit development and distribution of open source applications that read on our patents. Consequently, it is unlikely that our patents will, of themselves, provide us substantial revenue. Rather, they may provide a measure of deterrence against the potential patent infringement claims of third parties and may help ensure that new technologies and innovations covered by our patents remain open. We have also joined with other industry leaders (including IBM, NEC, Philips, Sony and Novell) to form the Open Invention Network LLC, which acquires patents with the goal of promoting innovation in open source for the Linux platform.

Third parties have in the past asserted, and may in the future assert, infringement claims against us which may result in costly litigation or require us to obtain a license to third-party intellectual property rights. See Item 3, “Legal Proceedings”. There can be no assurance that such licenses will be available on reasonable terms or at all, which could have a material adverse effect on our business, operating results and financial condition. Red Hat regularly commits to its subscription customers that if portions of our enterprise products are found to infringe third party intellectual property rights we will, at our expense and option: (i) obtain the right for the customer to continue to use the product consistent with their subscription agreement with us; (ii) modify the product so that its use is non-infringing; or (iii) replace the infringing component with a non-infringing component, and indemnify them against specified infringement claims. Although we cannot predict whether we will need to satisfy these commitments and often have limitations on these commitments, satisfying these commitments could be costly and time consuming and could materially and adversely affect our financial results.

EMPLOYEES

As of February 28, 2007, Red Hat had more than 1,800 employees. From time to time we also employ independent contractors. Our employees are not represented by any labor union and are not organized under a collective bargaining agreement, and we have never experienced a work stoppage. We believe our relations with our employees are generally good.

COMPANY INFORMATION

Our website is located at www.redhat.com. This Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and all amendments to these reports, as well as proxy statements and other information we file with or furnish to the Securities and Exchange Commission (“SEC”) are accessible free of charge on our website. We make these documents available as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Except as otherwise stated in these documents, the information contained on our website or available by hyperlink from our website is not incorporated by reference into this report or any other documents we file with or furnish to the SEC.

ITEM 1A.	RISK FACTORS

Set forth below are certain risks and cautionary statements, which supplement other disclosures in this report.

Moreover, certain statements contained in this report and the documents incorporated by reference in this report, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that is not strictly a historical statement (for example, statements regarding current or future financial performance, management’s plans and objectives for future operations, product plans and performance, management’s expectations regarding market risk and market penetration, management’s assessment of market factors or strategies, objectives and plans of Red Hat and its partners). Words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects,” and similar expressions, may also identify such forward-looking statements. Investors are cautioned that these forward-looking statements are not guarantees of Red Hat’s future performance and are subject to a number of risks and uncertainties that could cause Red Hat’s actual results to differ materially from those found in the forward-looking statements and from historical trends. These risks and uncertainties include the risks and cautionary statements detailed below and elsewhere in this report as well as in Red Hat’s other filings with the Securities and Exchange Commission (“SEC”), copies of which may be accessed through the SEC’s web site at http://www.sec.gov. Readers are urged to carefully review these risks and cautionary statements. The forward-looking statements included in this report represent our views as of the date of this report. We specifically disclaim any obligation to update these forward-looking statements in the future. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this report.

RISKS RELATED TO BUSINESS UNCERTAINTY

If we fail to continue to establish and maintain strategic distribution and other collaborative relationships with industry-leading companies, we may not be able to attract and retain a larger customer base.

Our success depends in part on our ability to continue to establish and maintain strategic distribution and other collaborative relationships with industry-leading hardware manufacturers, distributors, software vendors and enterprise solutions providers such as SAP, Dell, HP, IBM, Sun, Fujitsu, NEC and others. These relationships allow us to offer our products and services to a much larger customer base than we would otherwise be able to through our direct sales and marketing efforts. We may not be able to maintain these relationships or replace them on attractive terms. In addition, our existing strategic relationships do not, and any future strategic relationships may not, afford us any exclusive marketing or distribution rights. As a result, many of the companies, with which we have strategic alliances pursue alternative technologies and develop alternative products and services in addition to or in lieu of our products and services, either on their own or in collaboration with others, including our competitors. Moreover, we cannot guarantee that the companies with which we have strategic relationships will market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support.

We have entered into and may continue to enter into or seek to enter into business combinations and acquisitions, which may be difficult to complete and integrate, disrupt our business, dilute stockholder value or divert management attention.

As part of our business strategy, we have in the past entered into business combinations and acquisitions, and we may continue to do so in the future. We have limited experience in making acquisitions, and acquisitions present significant challenges and risks, including:

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

•	The difficulty of incorporating acquired technology and rights into our products and services and of maintaining quality standards consistent with our brand;

•	The potential failure to achieve the expected benefits of the combination or acquisition;

•	Expenses related to the acquisition;

•	Potential unknown liabilities associated with the acquired businesses; and

•	Unanticipated expenses related to acquired technology and its integration into existing technology.

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

We have expanded our operations rapidly in recent years. For example, our total revenues increased from approximately $278.3 million for the fiscal year ended February 28, 2006 to approximately $400.6 million for the fiscal year ended February 28, 2007. Moreover, the total number of our employees increased from over 1,100 as of February 28, 2006 to over 1,800 as of February 28, 2007 and is expected to generally increase in the foreseeable future. In addition, we continue to explore ways to extend our product and service offerings and geographic reach. Our growth has placed and will likely continue to place a strain on our management systems, information systems, resources and internal controls. Our ability to successfully offer products and services and implement our business plan requires adequate information systems and resources and oversight from our senior management. As we grow, we must also continue to hire, train, supervise and manage new employees. As we grow and expand globally, controls and oversight functions will become more complex and distributed and may in part be outsourced. We may not be able to adequately screen and hire or adequately train, supervise and manage sufficient personnel or develop management, or effectively manage and develop our controls and oversight functions and information systems to adequately manage our expansion effectively. If we are unable to adequately manage our growth and expansion, our operations and financial results could be materially adversely affected.

We rely, to a significant degree, on an indirect sales channel for distribution of our products and services, and disruption of any part of this channel could adversely affect the sales of our products.

We use a variety of different distribution methods to sell our products and services, including indirect channel partners, such as third party OEMs, resellers and distributors. A number of these partners in turn distribute via their own networks of channel partners (e.g., distributors and resellers), with whom we have no direct relationship. We rely, to a significant degree, on our channel partners to, among other activities, select, screen and maintain relationships with our distribution network and for the distribution of our products and services in a manner that is consistent with Red Hat’s quality standards. Our indirect distribution channel could be affected by disruptions in the relationships of and with our channel partners and their networks, including their customers or suppliers. As a result, we may be required to devote greater support and professional services resources to distribute our products and support our customers, which could drive up costs and may not be as effective. We cannot guarantee that our channel partners will market our products effectively. Disruptions in our distribution channel or poor marketing support by channel partners could lead to decreased sales or slower than expected growth or increased distribution and support costs.

We rely on software licensed from other parties, the loss of which could increase our costs and delay software shipments.

We utilize various types of software licensed from unaffiliated third parties. Our business would be disrupted if any of the software we license from others or functional equivalents of this software were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case, we would be required to either redesign our products to function with software available from other parties or develop these components ourselves, which would result in increased costs and could result in delays in our product shipments and the release of new product offerings. Furthermore, we might be forced to limit the features available in our current or future products. If we fail to maintain or renegotiate any of these software licenses, we could face significant delays and diversion of resources in attempting to license and integrate a functional equivalent of the software.

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

Our CEO and other key employees have become, or will soon become, vested in a significant amount of their equity compensation awards. Employees may be more likely to leave us after a significant portion of their equity compensation awards fully vest, especially if the shares underlying the options have significantly appreciated in value. If we do not succeed in retaining and motivating our existing CEO and key employees and attracting new key personnel, our business, its financial performance and our stock price may decline.

Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity and teamwork fostered by our culture, and our business may be harmed.

We believe that a critical contributor to our success has been our corporate culture, which we believe fosters innovation, creativity and teamwork. As our organization grows, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain beneficial aspects of our corporate culture. If we are unable to maintain our corporate culture, we may find it difficult to attract and retain motivated employees.

Our subscription-based contract model may encounter customer resistance or we may experience a decline in the demand for our products

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

Our customers may not renew their subscriptions for our service after the expiration of their subscription agreements and in fact, some customers elect not to do so. In addition, our customers may opt for a lower priced edition of our services or for fewer subscriptions. We have limited historical data with respect to rates of customer subscription renewals, so we cannot accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our services and their ability to continue their operations and spending levels. Government contracts could be subject to future funding that may affect the extension or termination of programs and generally are subject to the right of the government to terminate for convenience or non-appropriation. If we experience a decline in the renewal rates for our customers or they opt for lower priced editions of our offerings or fewer subscriptions, our revenue and operating results may be adversely impacted.

If open source software programmers, most of whom we do not employ, do not continue to develop and enhance open source technologies, we may be unable to develop new products, adequately enhance our existing products or meet customer requirements for innovation, quality and price.

We rely to a significant degree on a number of largely informal communities of independent open source software programmers to develop and enhance our products. For example, Linus Torvalds, a prominent open source software developer, and a relatively small group of software engineers, many of whom are not employed by us, are primarily responsible for the development and evolution of the Linux kernel, which is the heart of the Red Hat Enterprise Linux operating system. If these groups of programmers fail to adequately further develop and enhance open source technologies, we would have to rely on other parties to develop and enhance our products or we would need to develop and enhance our products with our own resources. We cannot predict whether further developments and enhancements to these technologies would be available from reliable alternative sources. In either event, our development expenses could be increased and our product release and upgrade schedules could be delayed. Moreover, if third party software programmers fail to adequately further develop and enhance open source technologies, the development and adoption of these technologies could be stifled and our products could become less competitive. Delays in developing, completing or shipping new or enhanced products could result in delayed or reduced revenue for those products and could also adversely affect customer acceptance of those offerings.

If third-party enterprise hardware and software providers do not continue to make offerings compatible with our offerings, our software will cease to be competitive.

Our products will not be competitive unless third-party enterprise hardware and software offerings are compatible with our offerings. We intend to encourage the development of additional applications that operate on both current and new versions of our offerings by, among other means, attracting third-party developers to the Linux platform, providing open source tools to create these applications and maintaining our existing developer relationships through marketing and technical support. We intend to encourage the compatibility of our software with various hardware platforms by maintaining and expanding our relationships, both business and technical, with relevant independent hardware vendors. If we are not successful in achieving these goals, however, our products will not be competitive and our sales growth will be adversely affected.

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

One of the characteristics of open source software is that anyone can modify the existing software or develop new software that competes with existing open source software. Such competition can develop without the degree of overhead and lead time required by traditional proprietary software companies. It is possible for new competitors with greater resources than ours to develop their own open source solutions, potentially reducing the demand for our solutions. For example, in October 2006 Oracle announced plans to sell support for its version of the Linux operating system. In addition, some competitors make their open source software available for free download and use on an ad hoc basis or may position their open source software as a loss leader. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure and/or the availability of open source software will not result in price reductions, reduced operating margins and loss of market share, any one of which could seriously harm our business.

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

We believe that the brand identity that we have developed has contributed significantly to the success of our business. We also believe that maintaining and enhancing the Red Hat brand is important to expanding our customer base and attracting talented employees. In order to maintain and enhance our brand, we may be required to make substantial investments that may or may not be successful. If we fail to promote and maintain our brand, or if we incur excessive costs in doing so, our business, operating results and financial condition may be materially and adversely affected. Maintaining our brand will depend in part on our ability to remain a leader in open source technology and our ability to continue to provide high quality products and services.

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

Moreover, we believe that our continued success depends on our investing in new business strategies or initiatives that complement our strategic direction and product road map. Such endeavors may involve significant risks and uncertainties, including distraction of management’s attention away from other business operations, and insufficient revenue generation to offset liabilities and expenses undertaken with such strategies and initiatives. Because these endeavors may be inherently risky, no assurance can be given that such endeavors will not materially adversely affect our business, operating results or financial condition.

Security and privacy breaches may expose us to liability and cause us to lose clients.

Our security and testing measures may not prevent security breaches that could harm our business. For example, a significant number of our users provide us with credit card and other confidential information and authorize us to bill their credit card accounts directly for our products and services. Typically, we rely on encryption and authentication technology licensed from third parties to enhance transmission security of confidential information. Advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security or other developments may result in a compromise or breach of the technology used by us to protect customer data. Any compromise of our security could harm our reputation or financial condition and, therefore, our business. In addition, a party who is able to circumvent our security measures or exploit inadequacies in our security measures, could, among other effects, misappropriate proprietary information, cause interruptions in our operations or expose customers to computer viruses or other disruptions. Actual or perceived vulnerabilities may lead to claims against us. While our customer agreements typically contain provisions that seek to limit our liability, there is no assurance these provisions will be enforceable and effective under applicable law.

We are vulnerable to system failures, which could harm our business.

We rely on our technology infrastructure, among other functions, to sell our products and services, support our partners, fulfill orders and bill, collect and make payments. Our systems are vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks and other events. A significant number of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Our systems are also subject to break-ins, sabotage and intentional acts of vandalism by internal employees and contractors as well as third parties. Despite any precautions we may take, such problems could result in, among other consequences, interruptions in our services, which could harm our reputation and financial condition. We do not carry business interruption insurance sufficient to compensate us for losses that may result from interruptions in our services as a result of system failures.

Any interruption in the availability of our websites and on-line interactions with customers and partners would create a large volume of user questions and complaints that would need to be addressed by our support personnel rather than by self-help. If our support personnel cannot meet this demand, customer and partner satisfaction levels may fall, which in turn could cause additional claims or reduced revenues.

RISKS RELATED TO LEGAL UNCERTAINTY

If our products are found or alleged to infringe third-party intellectual property rights, we could be required to redesign our products, replace components of our products, enter into license agreements with third parties and provide infringement indemnification.

We regularly commit to our subscription customers that if portions of our enterprise products are found to infringe any third party intellectual property rights we will, at our expense and option: (i) obtain the right for the customer to continue to use the product consistent with their subscription agreement with us; (ii) modify the product so that it is non-infringing; or (iii) replace the infringing component with a non-infringing component, and indemnify them against specified infringement claims. Although we cannot predict whether we will need to satisfy these commitments and often have limitations on these commitments, satisfying the commitments could be costly and time consuming and could materially and adversely affect our financial position and results. In addition, our insurance policies would likely not adequately cover our exposure to this type of claim.

We are vulnerable to claims that our products infringe third-party intellectual property rights because our products are comprised of software components, many of which are developed by numerous independent parties, and an adverse legal decision affecting our intellectual property could materially harm our business.

We are vulnerable to claims that our products infringe third-party intellectual property rights, including patent, copyright and trade secrets because our products are comprised of software components, many of which are developed by numerous independent parties. Moreover, because the scope of software patent protection is often not well defined, patent applications in the United States are not publicly disclosed at the time of filing, and the number of software patents that are issued each year is significant and growing, we may be unable to assess the relevance of patents to our products, or take appropriate responsive action, in a timely or economic manner. We expect that our products could increasingly be subject to intellectual property infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Defending patent infringement, copyright infringement and/or trade secret claims, even claims without significant merit, can be expensive.

The SCO Group, Inc. (“SCO”) as well as others have publicly alleged that Linux may infringe certain third-party intellectual property rights. As noted below, SCO has also filed suit against IBM, alleging, among other things, that certain Linux kernels wrongfully include SCO’s intellectual property. Uncertainty concerning SCO’s or others’ allegations, regardless of their merit, could adversely affect sales of our products. If SCO or others were to prevail in this or other actions related to their claims regarding Linux or other products, our business could be materially and adversely affected.

An adverse legal decision regarding the intellectual property in and to our technology and other offerings could harm our business and may do so materially. See “ Legal Proceedings”.

We could be prevented from selling or developing our software if the GNU General Public License and similar licenses under which our products are developed and licensed are not enforceable or are modified so as to become incompatible with other open source licenses.

A number of our offerings, including Red Hat Enterprise Linux, have been developed and licensed under the GNU General Public License and similar open source licenses. These licenses state that any program licensed under them may be liberally copied, modified and distributed. The GNU General Public License is a subject of litigation in the case of The SCO Group, Inc. v. International Business Machines Corp., pending in the United States District Court for the District of Utah. It is possible that a court would hold these licenses to be unenforceable in that or other litigation or that someone could assert a claim for proprietary rights in a program developed and distributed under them. Any ruling by a court that these licenses are not enforceable, or that open source components of our product offerings may not be liberally copied, modified or distributed, may have the effect of preventing us from distributing or developing all or a portion of our products. In addition, licensors of open source software employed in our offerings may, from time to time, modify the terms of their license agreements in such a manner that those license terms may no longer be compatible with other open source licenses in our offerings or our end user license agreement, and thus could, among other consequences, prevent us from continuing to distribute the software code subject to the modified license.

Our products may contain defects that may be costly to correct, delay market acceptance of our products and expose us to litigation.

Despite our testing procedures, errors have been and will continue to be found in our products after commencement of commercial shipments. This risk is exacerbated by the fact that much of the code in our products is developed by independent parties over whom we exercise no supervision or control. If errors are discovered, we may have to make significant expenditures of capital and devote significant technical resources to analyze, correct, eliminate or work around them and may not be able to successfully do so in a timely manner or at all. Errors and failures in our products could result in a loss of, or delay in, market acceptance of our products, loss of existing or potential customers and delayed or lost revenue and could damage our reputation and our ability to convince commercial users of the benefits of Linux-based operating systems and other open source software products.

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

Our most valuable intellectual property is our collection of trademarks. The protective steps we have taken in the past have been, and may in the future continue to be, inadequate to protect and deter misappropriation of, our trademark rights. Although we do not believe that we have suffered material harm from misappropriation to date, we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our trademark rights in a timely manner. We have registered some of our trademarks in countries in North America, South America, Europe, Asia, Africa and Australia and have other trademark applications pending in each of those regions. Effective trademark protection may not be available in every country in which we offer or intend to offer our products and services. Failure to adequately protect our trademark rights could damage or even destroy the Red Hat brand and impair our ability to compete effectively. Furthermore, defending or enforcing our trademark rights could result in the expenditure of significant financial and managerial resources.

Efforts to assert intellectual property ownership rights in our products could impact our standing in the open source community, which could limit our product innovation capabilities and adversely affect our business.

When we undertake actions to protect and maintain ownership and control over our intellectual property, including patents, copyrights and trademark rights, our standing in the open source community could be adversely affected, which in turn could limit our ability to continue to rely on this community, upon which we are dependent, as a resource to help develop and improve our products and further our research and development efforts, and could adversely affect our business.

In connection with our restatement of historical financial statements, class action lawsuits have been filed against us and additional lawsuits may be filed.

Following our announcement in July 2004 of our intention to restate certain historical financial statements, 14 class action lawsuits were commenced against us and certain of our current and former directors and officers, by or on behalf of persons claiming to be our stockholders and persons claiming to have purchased or otherwise acquired our securities at specified dates beginning as early as June 19, 2001 and continuing through July 13, 2004. The 14 class action lawsuits have since been consolidated into a single lawsuit. Additional lawsuits or legal proceedings may be commenced against us. Regardless of the outcome, it is likely that we will incur substantial defense costs, and these matters may cause a diversion of our management’s time and attention. If we do not prevail in these matters, we could be required to pay substantial damages or settlement costs, which could have a material adverse affect on our financial condition or results of operations. We are unable at this time to assess the validity of the claims or estimate the possible range of damages that might be incurred as a result of the lawsuits. We have not yet established any financial reserves relating to any of these lawsuits. See “Legal Proceedings”.

We may suffer material adverse consequences if we are deemed to be an investment company and may incur significant costs to avoid investment company status.

We may be deemed to be an investment company under the Investment Company Act of 1940 (the “1940 Act”), if we own investment securities with a value exceeding 40% of our total assets, unless a particular exclusion or safe harbor provision applies. A large portion of our assets has been invested in investment-grade, interest-bearing securities, many of which constitute “investment securities” under the 1940 Act. As of February 28, 2007, we believe our “investment securities” did not exceed 40% of our total assets. Even if our “investment securities” exceeded 40% of our total assets, we believe that we would be otherwise excluded from the definition of investment company and the registration requirements of the 1940 Act, but, absent an exemptive order from the SEC, this result cannot be assured. Investment companies are subject to registration under the 1940 Act and compliance with a variety of restrictions and requirements imposed under the 1940 Act. If we were to be deemed an investment company, we would become subject to the restrictions and requirements of the 1940 Act and the consequences of having been an investment company without registering thereunder, which could have a material adverse impact on our business.

In addition, we may incur significant costs to avoid or eliminate investment company status if an exclusion from the 1940 Act were to be considered unavailable for our use at a time when the value of our investments that constitute “investment securities” exceeds 40% of our total assets. If we were required to change the allocation of our assets to reduce our ownership of securities that constitute “investment securities,” and acquire non-investment security assets, this could result in transaction costs, the realization of losses on investment securities sold, and a reduction in the rate of return on our liquid assets.

Our business is subject to a variety of U.S. and international laws regarding data protection.

Our business is subject to federal, state and international laws regarding privacy and protection of user data. We post, on our website, our privacy policies and practices concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policies or other federal, state or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others which could have a material adverse effect on our business, results of operations and financial condition.

It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines and penalties, a governmental order requiring that we change our data practices could result, which in turn could have a material adverse effect on our business. Compliance with these regulations may involve significant costs or require changes in business practices that result in reduced revenue. Noncompliance could result in penalties being imposed on us or orders that we cease conducting the noncompliant activity.

RISKS RELATED TO FINANCIAL UNCERTAINTY

You should not rely on our quarterly results of operations as an indication of our future results.

Due to the unpredictability of the technology spending environment, among other reasons, our revenue and operating results have fluctuated and may continue to fluctuate. We base our current and projected future expense levels, in part, on our estimates of future revenue. Our expenses are, to a large extent, fixed in the short term. Accordingly, we may not be able to adjust our spending quickly enough to protect our projected operating results for a quarter if our revenue in that quarter falls short of our expectations. If, among other considerations, our future operating results fall below expectations of securities analysts or investors or we are unable to increase or maintain profitability, the market price of our common stock may decline.

Our stock price has been volatile historically and may continue to be volatile. Further, the sale of our common stock by significant stockholders may cause the price of our common stock to decrease.

The trading price of our common stock has been and may continue to be subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, announcements relating to strategic decisions, announcements related to key personnel, customer purchase delays, service disruptions, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us and news reports relating to trends in our markets or general economic conditions.

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

During the latter part of our fiscal 2007 third quarter, several of our largest competitors made announcements relevant to markets in which we operate, including an announcement by Oracle to offer Linux support services and an announcement by Novell regarding an agreement with Microsoft to collaborate on technology, a cross covenant not to sue the other party’s customers for patent infringement and an agreement by Microsoft to purchase and distribute coupons for SUSE Linux maintenance and support. Given the recent nature of these developments, the impact of such developments remains unclear.

We may not be able to meet the financial and operational challenges that we will encounter as our international operations, which represented 36.1% of our total revenue for the fiscal year ended February 28, 2007, continue to expand.

Our international operations accounted for 36.1% of total revenue for the fiscal year ended February 28, 2007. As we expand our international operations, we may have difficulty managing and administering a globally-dispersed business and we may need to expend additional funds to, among other activities, reorganize our sales force and technical support services team, outsource general and administrative functions, staff key management positions, obtain additional information technology infrastructure and successfully localize software products for a significant number of international markets, which may negatively affect our operating results.

Additional challenges associated with the conduct of our business overseas that may negatively affect our operating results include:

•	Fluctuations in exchange rates;

•	Longer payment cycles and less financial stability of customers;

•	Compliance with a wide variety of foreign laws;

•	Difficulty selecting and monitoring channel partners outside of the United States;

•

Difficulty protecting our intellectual property rights overseas due to, among other reasons, the uncertainty of laws and enforcement in certain countries relating to the protection of intellectual property rights;

•	Difficulty maintaining quality standards consistent with the Red Hat brand;

•	Export controls and times of crisis could prevent us from shipping our products into and out of certain markets;

•	Changes in import/export duties, quotas or other trade barriers could affect the competitive pricing of our products and service and reduce our market share in some countries; and

•

Economic or political instability or terrorist acts in some international markets could result in the loss or forfeiture of some foreign assets and the loss of sums spent developing and marketing those assets and the revenues associated with them.

Moreover, in many foreign countries, particularly in certain developing economies, it is not uncommon to engage in business practices that are prohibited by regulations applicable to us, such as the Foreign Corrupt Practices Act and similar laws. Although we have policies and procedures designed to promote compliance with these laws, our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies and procedures. Any such violation, even if prohibited by our policies and procedures or the law, could have a material adverse effect on our business. Any failure by us to effectively manage the challenges associated with the international expansion of our operations could adversely affect our business, operating results and financial condition.

We may be subject to greater tax liabilities.

We are subject to income and other taxes in the U.S. and in numerous foreign jurisdictions. Our domestic and foreign tax liabilities are subject to the allocation of revenues and expenses in different jurisdictions. Additionally, the amount of taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we operate. We are regularly subject to audits by tax authorities. While we endeavor to comply with all applicable tax laws, there can be no assurance that a governing tax authority will not have a different interpretation of the law than we do or that we will comply in all respects with applicable tax laws, which could result in additional taxes. There can be no assurance that the outcomes from these audits will not have an adverse effect on our results of operations in the period for which the review is made.

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

If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings.

Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, future cash flows and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined resulting in an adverse impact on our results of operations.

We may be exposed to potential risks if we do not have an effective system of disclosure controls or internal controls or fail on an ongoing basis to properly address Section 404 of the Sarbanes-Oxley Act of 2002.

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

Our headquarters are currently located in a leased facility in Raleigh, North Carolina, which consists of approximately 120,000 square feet. In January 2002, we assumed this lease from an unrelated third party. The lease, which has an original term of 20 years, will expire on June 10, 2020. The annual rental expense under this lease is approximately $1.6 million. In March 2006, we assumed a second lease in Raleigh, North Carolina as part of our headquarters facilities. The second facility consists of approximately 25,000 square feet. The lease term will expire on June 30, 2008. The annual rental expense under this second lease is approximately $0.4 million.

In addition to our headquarters we have leased office facilities in over 25 countries and more than 50 locations. Locations in North America include Mountain View, California; Westford, Massachusetts; Tyson’s Corner, Virginia; Huntsville, Alabama; Atlanta, Georgia and Toronto, Canada. Locations in Latin America include Buenos Aires, Argentina and Sao Paulo, Brazil. Locations in Europe include Brno, Czech Republic; Cork, Ireland; Farnborough, United Kingdom; Munich, Germany; Stuttgart, Germany and Nanterre, France. Locations in Asia Pacific include offices in Brisbane, Australia; Sydney, Australia; Beijing, China; Mumbai, India; Pune, India; Singapore and Tokyo, Japan. We believe that our properties have been satisfactorily maintained, are in good condition and are suitable for our operations.

ITEM 3.	LEGAL PROCEEDINGS

Red Hat Professional Consulting, Inc., formerly PTI, a wholly owned subsidiary of the Company acquired in February 2001, together with its former directors and some of its former principal shareholders, is a defendant in a suit brought by a former employee in DeKalb County Superior Court in Georgia (Case No. 00-CV-5509-8). The plaintiff asserts, among other things, breach of various employment agreements and seeks monetary damages. Red Hat Professional Consulting, Inc. has filed an answer, affirmative defenses and counterclaims, denying all liability. All discovery in the matter is complete. On October 31, 2005, a hearing was held on defendants’ Third Motion for Partial Summary Judgment, and the Court granted summary judgment on three of the claims. A pre-trial order was entered in the matter, and it was set for trial on December 11, 2006. However, the Court elected to delay trial for purposes of rehearing plaintiff’s motion for partial summary judgment, and that hearing was held on December 11, 2006. On February 16, 2007, the Court issued an order in favor of plaintiff and against all defendants on plaintiff’s claim that his stock option agreement had been breached. The order does not set forth a remedy. This order is being appealed by the Company. The Company has been indemnified, subject to certain limitations, in this matter by the former PTI shareholders; however, in light of the adverse ruling and the possibility of further adverse rulings there is a possibility that any damage award in this case could, if upheld, exceed the limits of such indemnification. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

Commencing on or about March 29, 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. On August 8, 2001, Chief Judge Michael Mukasey of the U.S. District Court for the Southern District of New York issued an order that transferred all of the so-called IPO allocation actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings (Case No. 21 MC 92). The Court has consolidated the actions into a single action. The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages, attorneys’ and expert fees and other unspecified costs. No discovery has occurred to date. In October of 2002, the individual director and officer defendants of the Company were dismissed from the case without prejudice. In October of 2004, the District Court certified a class in six of the 310 actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Company’s action is not one of the focus cases. The Company, among other issuers, the plaintiffs, and the insurers, have agreed, in concept, to a proposed settlement whereby the Company would be released from this litigation. The proposed settlement contemplates that any amounts needed to fund the settlement-related expenses would come from participating issuers’ directors and officers liability insurance proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay the issuer’s allocable share of the settlement costs. That proposed settlement has been submitted to the Court for its consideration. A fairness hearing on the proposed settlement was held on April 24, 2006. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification with respect to the focus cases and remanded the matter for further consideration. As a result, all matters in the case, including approval of the proposed settlement, await determination of whether a newly defined class can meet with the approval of the Court. If a newly defined class is approved and the settlement is approved, the Company has not been informed of any material limitations in its insurance coverage which would result in financial exposure to the Company. If the plaintiffs are unsuccessful in certifying a new class or the settlement is not approved, the Company intends to defend itself vigorously in this matter. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

Commencing on August 4, 2003, the Company filed suit against The SCO Group, Inc. (“SCO”) in the U.S. District Court for the District of Delaware seeking a declaratory judgment that the Company is not infringing any of SCO’s intellectual property rights (Civil Action No. 03-722-SLR). In addition, the Company has asserted claims against SCO under Delaware and federal law, including deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, trade libel and violations of the Lanham Act. The Company contends that SCO has made false and misleading public statements in alleging that software code, in which SCO claims to own copyrights and trade secrets, was misappropriated and incorporated into the Company’s product and that SCO has threatened legal action. On September 15, 2003, SCO filed a motion to dismiss contending, among other things, that no actual controversy exists and that the declaratory judgment that the Company seeks would be warranted. On April 6, 2004, the Court denied SCO’s motion to dismiss but stayed further action in the case pending the resolution of litigation pending in the U.S. District Court for the District of Utah between SCO and IBM. On April 20, 2004, Red Hat filed a motion for reconsideration contending that a stay based on the Utah case would be inappropriate. On March 31, 2005, the Court denied the Company’s motion to reconsider but extended to the Company the right to renew the motion should matters materially change in the SCO v. IBM litigation.

In the summer of 2004, 14 class action lawsuits were filed against the Company and several of its present and former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of North Carolina. In each of the actions, plaintiffs seek to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arise in connection with the Company announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs assert that certain present and former officers (the “Individual Defendants”) and the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs seek unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in the Company’s common stock, disgorgement by the Company’s chief executive officer and former chief financial officer of certain compensation and profits from trading in the Company’s common stock pursuant to Section 304 of the Sarbanes-Oxley Act of 2002, and other relief. As of September 8, 2004, all of these class action lawsuits were consolidated into a single action referenced as Civil Action No. 5:04-CV-473BR and titled In re Red Hat, Inc. Securities Litigation. Lead counsel and lead plaintiff in the case have now been designated, and on May 6, 2005, the plaintiffs filed an amended consolidated class action complaint. On July 29, 2005, the Company, on behalf of itself and the Individual Defendants, filed a motion to dismiss the action for failure to state a claim upon which relief may be granted. Also on that date, PricewaterhouseCoopers LLP (“PwC”), another defendant, filed a separate motion to dismiss. On May 12, 2006, the Court issued an order granting the motion to dismiss the Securities Exchange Act claims against several of the Individual Defendants, but denying the motion to dismiss the Securities Exchange Act claims against the Company, its chief executive officer and its former chief financial officer. The Court dismissed the claims under the Sarbanes-Oxley Act in their entirety, and also granted PwC’s motion to dismiss. A scheduling order has been entered in the matter, and discovery is scheduled to conclude by September 21, 2007. On November 6, 2006, the plaintiffs filed a motion for class certification. Subsequent to the filing of that motion, several plaintiffs have withdrawn as potential class representatives, and the Company has opposed the certification of the remaining proposed class representatives. The Company intends to vigorously defend the remaining claims in this class action lawsuit. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

On June 26, 2006, FireStar Software, Inc. filed a complaint in the U.S. District Court for the Eastern District of Texas (Civil Action No. 2-06CV-258), alleging that the Company and certain subsidiaries have directly and indirectly infringed FireStar’s U.S. Patent Number 6,101,502 by marketing, distributing, using and offering to provide support services for the JBoss Hibernate 3.0 software. An amended complaint was served on the Company on October 23, 2006, and on November 8, 2006, plaintiff filed a second amended complaint. The second amended complaint seeks, among other relief, compensatory damages, enhanced damages, costs, attorney’s fees and injunctive relief. On December 8, 2006, the Company filed its answer to the second amended complaint. Based on the Company’s efforts to date, the Company believes it has meritorious defenses to this matter, and the Company intends to vigorously defend itself. There can be no assurance, however, that the Company will be successful in its defense, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and ability to continue to capitalize on its service offerings around the Hibernate technology.

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

Market Information

Since December 12, 2006, our common stock has been traded on the New York Stock Exchange under the symbol “RHT”. Prior to December 12, 2006, our common stock was traded on The NASDAQ Global Market under the symbol “RHAT”. The chart below sets forth the high and low sales information for each of the quarters of the fiscal years ended February 28, 2007 and February 28, 2006.

	FY 2007		FY 2006
Quarter	High	Low	High	Low
First	$32.48	$25.24	$13.50	$10.37
Second	$29.18	$21.17	$15.92	$11.85
Third	$26.40	$13.70	$25.00	$14.06
Fourth	$25.15	$15.53	$31.05	$23.74

Holders

As of April 27, 2007, we estimate that there were 2,246 registered stockholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We anticipate that our future earnings will be retained for the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison of cumulative total return during the period from February 28, 2002 through February 28, 2007 for:

•	Red Hat, Inc.;

•

a peer group consisting of Adobe Systems, Incorporated, Akamai Technologies, Inc., Autodesk, Inc., BEA, BMC, Citrix Systems, Inc., Compuware Corporation, Hyperion Solutions Corporation, McAfee, Inc., Network Appliance, Inc., Novell, RealNetworks, Inc., Sybase, TIBCO Software, Inc. and Verisign, Inc. (the “Stock Performance Peer Group”);

•	the NASDAQ Market Index (U.S. & Foreign); and

•	the NYSE Composite Index. We are providing a comparison to both the NASDAQ Market Index and the NYSE Composite Index due to the change in the listing of our common stock described above.

We are required to provide a line-graph presentation comparing cumulative, five-year stockholder returns on an indexed basis with a broad equity market index and either a published industry index or an index of peer companies selected by Red Hat. We have selected the companies in the Stock Performance Peer Group, which is the same group of peer companies used for our immediately preceding fiscal year except that Mercury Interactive Corporation has not been included this year because they have since been acquired.

COMPARISON OF FIVE-YEAR CUMULATIVE

TOTAL RETURN AMONG RED HAT, INC., COMPETITIVE PEER GROUP,

NASDAQ MARKET INDEX (U.S. & FOREIGN), AND NYSE COMPOSITE INDEX

	2/28/02	2/28/03	2/29/04	2/28/05	2/28/06	2/28/07
RED HAT, INC.	$100.00	$100.00	$307.13	$194.74	$456.20	$381.15
PEER GROUP	$100.00	$67.58	$111.98	$133.22	$162.42	$182.89
NASDAQ MARKET INDEX (U.S. & FOREIGN)	$100.00	$77.65	$118.60	$120.05	$134.69	$143.67
NYSE COMPOSITE INDEX	$100.00	$77.09	$109.39	$119.67	$131.75	$149.14

Notes:

•	Assumes initial investment of $100 on February 28, 2002. Total return includes reinvestment of dividends.

•	The lines represent monthly index levels derived from compounded daily returns that include all dividends.

•	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

•	The index level for all series was set to 100.00 on February 28, 2002.

•

The information included under the heading “Stock Performance Graph” in Item 5 of this Annual Report on Form 10K is “furnished” and not “filed” and shall not be deemed to be “soliciting material” or subject to Rule 14A, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities of that section, and shall not be deemed incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act , whether made before or after the date of this report and irrespective of any general incorporation by reference language in any such filing.

•

The stock price performance shown in the graph is not necessarily indicative of future price performance. Information used in the graph was obtained from Frederic W. Cook & Co., Inc., New York, New York, a source management believes to be reliable, but the Company is not responsible for any errors or omissions in such information.

Issuer Purchases of Equity Securities

During the fiscal quarter ending February 28, 2007, we purchased no equity securities that were registered pursuant to Section 12 of the Exchange Act. As of February 28, 2007, there was approximately $250.0 million available for purchases of our common stock and approximately $75.0 million available for purchases of our convertible debentures under the our repurchase program announced in October 2006. This repurchase program expires on the earlier of (i) October 31, 2007, or (ii) a determination by the Board of Directors, Chief Executive Officer or Chief Financial Officer to discontinue such purchases.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for each of the Company’s fiscal years in the five year period ended February 28, 2007. The selected financial data for the fiscal years ended February 28, 2007, February 28, 2006 and February 28, 2005 are derived from our Consolidated Financial Statements contained in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.

	Year Ended
	February 28, 2007	February 28, 2006	February 28, 2005	February 29, 2004	February 28, 2003
	(in thousands, except per share data)
SELECTED STATEMENT OF OPERATIONS DATA
Revenue:
Subscriptions	$341,206	$230,444	$151,125	$82,408	$47,941
Training and services	59,418	47,886	45,341	42,329	42,334

Total subscription and training and services revenue	$400,624	$278,330	$196,466	$124,737	$90,275
Gross profit	$335,888	$229,823	$157,979	$90,801	$59,256
Income (loss) from operations	$52,289	$58,082	$26,946	$2,946	$(17,299)
Other income, net	$43,290	$30,053	$24,431	$11,866	$10,565
Interest expense	$(6,016)	$(6,119)	$(6,436)	$(1,080)	$—
Net income (loss)	$59,907	$79,685	$45,426	$13,732	$(6,734)
Basic net income (loss) per common share	$0.32	$0.45	$0.25	$0.08	$(0.04)
Diluted net income (loss) per common share	$0.29	$0.41	$0.24	$0.07	$(0.04)
Weighted average shares outstanding
Basic	189,347	178,112	181,636	174,003	170,158
Diluted	218,823	207,815	215,882	206,358	170,158

Note	Certain prior year amounts have been reclassified to conform to current year presentation. Effective March 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, using the modified prospective transition method. In accordance with the provisions of the modified prospective transition method, results for prior fiscal years have not been restated. See NOTE 2 to the Consolidated Financial Statements.

	As Of
	February 28, 2007	February 28, 2006	February 28, 2005	February 29, 2004	February 28, 2003
	(in thousands)
SELECTED BALANCE SHEET DATA
Total cash and investments in debt securities (short- and long-term)	$1,156,094	$1,077,540	$928,763	$941,384	$292,340
Working capital	$706,702	$680,317	$246,054	$573,616	$74,713
Working capital (plus long-term investments in debt securities)	$984,730	$952,986	$853,620	$906,399	$276,587
Total assets	$1,785,854	$1,314,241	$1,134,036	$1,111,653	$391,292
Capital lease obligations, net of current maturities	$—	$—	$97	$538	$1,393
Convertible debentures	$570,000	$570,000	$600,000	$600,000	$—
Stockholders’ equity	$821,236	$477,558	$361,671	$408,389	$335,869

Note	Effective March 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, using the modified prospective transition method. In accordance with the provisions of the modified prospective transition method, balances for prior fiscal years have not been restated. See NOTE 2 to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a global leader in providing open source software solutions to the enterprise, including our core enterprise operating system platform, Red Hat Enterprise Linux, our enterprise middleware platform, JBoss Enterprise Middleware, and other Red Hat enterprise technologies.

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

We sell our enterprise technologies through subscriptions, and we recognize revenue over the period of the subscription agreements with our customers. In addition, we generally provide certain managed services for each of our enterprise technologies, through RHN and JBoss ON, as a component of our subscriptions. We market our offerings primarily to enterprise customers including large enterprises, government organizations, small and medium size businesses and educational institutions.

We have focused on introducing and gaining acceptance for Red Hat enterprise technologies that comprise our open source architecture. Since introducing our initial enterprise open source operating system platform, Red Hat Enterprise Linux, it has gained widespread ISV and IHV support. We have continued to build our open source architecture by expanding our enterprise offerings and introducing new systems management services, middleware, clustering capability, file management systems, directory and certificate technologies and enhanced security functionality. We intend to bring the value of open source technology to other key areas of the enterprise infrastructure as the development community efforts support and customer needs dictate.

We derive our revenues and generate cash from customers primarily from two sources: (i) subscription revenue and (ii) training and services revenue, as described under “Critical Accounting Policies” below. The arrangements with our customers that create enterprise subscription revenues are explained in further detail under “Critical Accounting Policies” below and in NOTE 2 to the Consolidated Financial Statements. These arrangements typically involve subscriptions to Red Hat enterprise technologies. Our revenues are affected by, among other factors, corporate, government and consumer spending levels. In evaluating the performance of our business, we consider a number of factors, including total revenues, deferred revenues, operating income, operating margin and cash flows from operations.

On June 2, 2006 we acquired JBoss, Inc., an open source company whose main products are middleware offerings developed and designed for service-oriented architectures, permitting web-enabled applications to run on open source and other platforms.

Revenue.    For the year ended February 28, 2007, total revenue increased 43.9% or $122.3 million to $400.6 million from $278.3 million for the year ended February 28, 2006. This increase resulted primarily from an increasing level of adoption of Red Hat Enterprise Linux as a primary computing platform by the larger enterprise customers, as well as growing penetration of the small and mid-sized business market and increased adoption of other Red Hat enterprise technologies. The success of our business model is predicated on the acceptance and widespread deployment of our open source technologies, our ability to generate subscription revenues on a per installed system basis for Red Hat enterprise technology and our ability to increase annual average subscription revenues per customer by providing additional value to our customers in the form of additional technology infrastructure and by providing customers with additional services. Revenue resulting from our recent acquisition of JBoss contributed approximately $23.1 million to the $122.3 million overall increase in revenue for the year ended February 28, 2007.

Deferred Revenue.    Our deferred revenue, current and long-term, balance at February 28, 2007 was $338.6 million. Because of our subscription model and revenue recognition policies, deferred revenues improve predictability of future revenues. Deferred revenues at February 28, 2007 increased 51.5% as compared to the balance at February 28, 2006 of $223.5 million.

Subscriptions.    Our enterprise technologies are sold under subscription agreements. These agreements typically have a one or three year subscription period. The subscription entitles the end user to maintenance, which generally consists of a specified level of support, as well as security updates, bug fixes, functionality enhancements and upgrades to the technology, when and if available, during the term of the subscription through our integrated management technologies, RHN and JBoss ON. Our customers have the ability to purchase higher levels of subscriptions that increase the level of support the customer is entitled to receive. Subscription revenue increased each quarter of fiscal 2007, 2006 and 2005 and is being driven primarily by the increased market acceptance and use of open source software by the enterprise and our expansion of sales channels and geographic footprint during these periods. Incremental subscription revenues resulting from our June 2, 2006 acquisition of JBoss Inc. totaled approximately $16.8 million for the year ended February 28, 2007.

Sales by geography.    We operate our business in three geographic regions: The Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Singapore, Japan, India, Australia, South Korea and China). In fiscal 2007, approximately $144.6 million or 36.1% of our revenue was generated outside the United States compared to approximately $98.7 million or 35.5% for fiscal 2006. Our international operations are expected to continue increasing as our international sales force and channels become more mature and as we enter new locations or expand our presence in existing locations. As of February 28, 2007, we have offices in more than 50 locations throughout the world.

Income from operations and gross profit margin.    Operating income of $52.3 million was 13.1% of total revenue for the year ended February 28, 2007 and reflects $32.4 million of share-based compensation expense of which $30.0 million relates to share-based awards which, prior to the adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”) in fiscal 2007, we would have reported only on a pro-forma basis in the notes to our consolidated financial statements. Subscriptions made up 85.2%, 82.8% and 76.9% of total revenues for the years ended February 28, 2007, February 28, 2006 and February 28, 2005, respectively. The gross profit margin on subscriptions was 92.0%, 90.9% and 91.1% for the years ended February 28, 2007, February 28, 2006 and February 28, 2005, respectively. These two trends, the increased percentage of sales represented by subscriptions and improvements in the gross profit margin of subscriptions, resulted in the improvement of our gross profit margin to 83.8%, 82.6% and 80.4% for the same periods, respectively.

Cash, cash equivalents, investments in debt securities and cash flow from operations.    Cash, cash equivalents and short-term and long-term investments in debt securities balances at February 28, 2007 totaled $1.2 billion. During fiscal 2007, we generated $201.6 million in cash flow from operations primarily related to the increase in sales of subscriptions during the period. Our significant cash balance gives us a measure of flexibility to take advantage of opportunities such as acquisitions, increasing investment in international areas and purchasing our own common stock and debt securities.

In fiscal 2007, we focused on, and expect in fiscal 2008 to continue to focus on, among other things, (i) gaining widespread acceptance and deployment of Red Hat Enterprise Linux as a mission-critical operating system platform by the enterprise and of the JBoss Enterprise Middleware, (ii) generating increasing subscription revenue on a per installed system basis by renewing subscriptions and providing additional value to our customers and by growing the number of enterprise technologies that comprise our open source architecture and (iii) generating increased revenues by providing additional systems management, developer and other services as well as from additional market penetration through a broader and deeper set of channel partner relationships, including OEMs, and our own international expansion, among other means.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies include the following:

•	Revenue recognition;

•	Impairment of long-lived assets;

•	Share-based compensation; and

•	Deferred taxes.

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

Impairment of long-lived assets

We evaluate the recoverability of our property and equipment and other assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. We perform this assessment on an annual basis, typically during the fourth quarter of the fiscal year or whenever events or changes in circumstances indicate an impairment may have occurred. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets. No significant impairment losses were recognized during fiscal 2007, 2006 and 2005. See NOTE 2 to the Consolidated Financial Statements.

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

Effective March 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under the modified-prospective method, compensation costs recognized for fiscal 2007 include (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, March 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (“SFAS 123”) and (b) compensation costs for all share-based awards granted on or subsequent to March 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R and described in NOTE 2 to the Consolidated Financial Statements. In accordance with the provisions of the modified prospective transition method, results for prior fiscal years have not been restated. See NOTE 2 to the Consolidated Financial Statements for further analysis.

Deferred taxes

We account for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of our assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. During the year ended February 28, 2007, we recorded a net tax expense of $29.7 million, which was net of a tax benefit of approximately $5.0 million from the reduction of a valuation allowance on certain deferred tax assets. The reduction of the valuation allowance resulted primarily from our determination that it is more likely than not that the U.S. net operating loss (“NOL”) carryforwards and certain other deferred tax assets are to be realized. However, the benefit of the deferred tax asset attributable to U.S. NOL’s from stock-based compensation expense deductions, generated prior to adoption of SFAS 123R, are being recognized as and only to the extent that taxes payable are reduced. As these NOL’s from stock compensation deductions are realized, the benefit of the deferred tax asset is recorded to additional paid in capital.

We continue to assess the realizability of our deferred tax assets, which primarily consist of NOL’s from stock-based compensation expense deductions in the United States. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As of February 28, 2007, the net deferred tax asset balance was $150.5 million of which $131.0 million is offset by a valuation allowance. We continue to record a valuation allowance for certain foreign tax losses, certain stock-based compensation expenses related to excess tax deductions recognized prior to the adoption of SFAS 123R, and an acquired NOL carryforward that is subject to a limitation under Section 382 of the Internal Revenue Code.

Our effective tax rate could be affected by, among other things, changes in the mix of earnings and losses in countries with differing statutory tax rates and certain stock-based compensation expenses arising from SFAS 123R.

RESULTS OF OPERATIONS

Years ended February 28, 2007 and February 28, 2006

The following table is a summary of our results of operations for the years ended February 28, 2007 and February 28, 2006 (in thousands):

	Year Ended		$ Change	% Change
	February 28, 2007	February 28, 2006
Revenue:
Subscriptions	$341,206	$230,444	$110,762	48.1%
Training and services	59,418	47,886	11,532	24.1

Total subscription and training and services revenue	400,624	278,330	122,294	43.9

Cost of subscription and training and services revenue:
Cost of subscriptions	27,457	21,003	6,454	30.7
As a % of subscription revenue	8.0%	9.1%
Cost of training and services	37,279	27,504	9,775	35.5
As a % of training and services revenue	62.7%	57.4%

Total cost of subscription and training and services revenue	64,736	48,507	16,229	33.5
As a % of total revenue	16.2%	17.4%

Total gross profit	335,888	229,823	106,065	46.2

As a % of total revenue	83.8%	82.6%
Operating expense:
Sales and marketing	145,562	84,723	60,839	71.8
Research and development	71,038	40,883	30,155	73.8
General and administrative	66,999	46,135	20,864	45.2

Total operating expense	283,599	171,741	111,858	65.1

As a % of total revenue	70.8%	61.7%
Income from operations	52,289	58,082	(5,793)	(10.0)
Other income, net	43,290	30,053	13,237	44.0
Interest expense	(6,016)	(6,119)	103	(1.7)

Income before provision for income taxes	89,563	82,016	7,547	9.2
Provision for income taxes	29,656	2,331	27,325	1,172.2

Net income	$59,907	$79,685	$(19,778)	(24.8)%

As a % of total revenue	15.0%	28.6%

Revenue

Subscription revenue

Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat enterprise technologies, increased by 48.1% or $110.8 million to $341.2 million for the year ended February 28, 2007 from $230.4 million for the same period ended February 28, 2006. The increase in subscription revenue is primarily being driven by subscriptions to our principal enterprise technology, Red Hat Enterprise Linux, which has gained broader market acceptance in mission critical areas of computing and our international expansion. The increase is, in part, a result of the continued migration of larger enterprises in industries such as financial services to our open source platform from a proprietary Unix platform. JBoss offerings, included in the above results from the date of acquisition, contributed $16.8 million in subscription revenue for the year ended February 28, 2007. We expect subscription revenue to continue an upward trend with the increased market acceptance for our offerings and with our continued international expansion.

Training and services revenue

Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees for services received from customers for deployment of Red Hat enterprise technologies, and for delivery of added functionality to Red Hat Enterprise Linux or other technologies for our major customers and OEM partners. Training and services revenue increased by 24.1% or $11.5 million to $59.4 million for the year ended February 28, 2007 from $47.9 million for the same period ended February 28, 2006. The adoption of Linux and other open source technologies as a primary computing platform increases the need for training and consulting services. Accordingly, training revenue increased by 12.9% or $4.1 million as a result of continued demand for Red Hat Certified Engineers, Technicians and Architects. Additionally, we enabled more resellers to provide our training services which increased the availability of training classes. Services revenue increased by 46.0% or $7.4 million. This trend is expected to continue as Red Hat Enterprise Linux and other open source technology subscription sales continue to grow. JBoss offerings, included in the above results from the date of acquisition, added $6.3 million to training and services revenue for the year ended February 28, 2007.

Cost of revenue

Cost of subscription revenue

The cost of subscription revenue primarily consists of expenses we incur to support, distribute, manufacture and package Red Hat enterprise technologies. These costs include labor related cost to provide technical support and maintenance, as well as cost for fulfillment, physical media, literature, packaging and shipping. Cost of subscription revenue increased by 30.7% or $6.5 million to $27.5 million for the year ended February 28, 2007 from $21.0 million for the same period ended February 28, 2006. Costs to deliver JBoss offerings contributed $2.5 million to the overall increase. The remaining increase is primarily the result of continued additions to our technical support staff to meet the demands of our growing subscriber base. As the number of open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will occur at a rate slower than that of subscription revenue growth.

Cost of training and services revenue

Cost of training and services revenue is mainly comprised of personnel and third party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to certain customers. Cost of training and services revenue increased by 35.5% or $9.8 million to $37.3 million for the year ended February 28, 2007 from $27.5 million for the same period ended February 28, 2006. Costs to deliver JBoss offerings contributed $2.8 million to the overall increase. Also contributing to the increase is $1.4 million of compensation cost related to share-based awards which, prior to the adoption of SFAS 123R in fiscal 2007, we reported on a pro-forma basis in the notes to our consolidated financial statements. The remaining difference is related to the increased use of outside contractors and the increased rental of off-premise training facilities to meet the growing demand for our training courses in an increased number of locations. As well we are using a greater number of outside contractors to meet the growing demand for our professional services. We anticipate continued increased demand for training for Red Hat Certified Engineers, Technicians and Architects. As a result we anticipate expanding further the number of available classes to meet the demand in the coming year.

Gross profit

Gross profit increased by 46.2% or $106.1 million to $335.9 million for the year ended February 28, 2007 from $229.8 million for the same period ended February 28, 2006. Gross profit margin was 83.8% and 82.6% of total revenues for the years ended February 28, 2007 and 2006, respectively. The increase in gross profit and gross profit margin was primarily due to the continued increase in revenue and profitability of our Red Hat Enterprise Linux subscription offerings. While we are selling an increased volume of subscriptions, the costs to deliver these subscriptions, as a percentage of subscription revenue, has decreased to 8.0% for the year ended February 28, 2007 from 9.1% for the same period ended February 28, 2006. This is in part due to scale and efficiencies resulting from advancements in our packaging and shipping processes which allow us to deliver more of our subscriptions via lower cost electronic delivery when compared to box delivery.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 71.8% or $60.8 million to $145.6 million for the year ended February 28, 2007 from $84.7 million for the same period ended February 28, 2006. This increase was primarily due to a $33.4 million increase in sales compensation and related $2.9 million in travel costs primarily due to recent acquisitions of businesses and an organic expansion of our dedicated sales force from the prior year. The increased sales compensation cost includes an additional $7.0 million of compensation cost related to share-based awards which, prior to the adoption of SFAS 123R in fiscal 2007, we reported on a pro-forma basis in the notes to our consolidated financial statements. Marketing costs also increased by $13.6 million of which $5.4 million relates to additional advertising expenses and promotional sponsorships primarily focused on our major partners and $6.5 million related to increased marketing compensation costs, including $2.0 million for share-based awards which, prior to the adoption of SFAS 123R in fiscal 2007, were previously reported on a pro-forma basis in the notes to our consolidated financial statements. The remaining increase in sales and marketing costs relate to technology infrastructure enhancements and incremental amortization expense related to recently acquired identifiable intangibles, including licensing agreements, trademarks and customer reseller relationships. These increased investments to build our Red Hat brand across a growing number of locations throughout the world resulted in an increase of sales and marketing expense, as a percentage of revenues, from 30.4% for the year ended February 28, 2006 to 36.3% for the year ended February 28, 2007.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased by 73.8% or $30.2 million to $71.0 million for the year ended February 28, 2007 from $40.9 million for the same period ended February 28, 2006. The increase in research and development costs resulted from both the additional expansion of our engineering group through direct hire and the acquisition of businesses. Related compensation expenses increased by $24.8 million, including $7.2 million of compensation cost related to share-based awards which, prior to the adoption of SFAS 123R in fiscal 2007, we reported on a pro-forma basis in the notes to our consolidated financial statements. The expansion of our existing engineering group primarily relates to additional engineering resources to support the expansion of our product offerings and the localization of new and existing products into multiple languages. The remaining increase in research and development costs relate to technology infrastructure enhancements. Research and development expense was 17.7% and 14.7% of total revenues for the years ended February 28, 2007 and 2006, respectively. Investing in research and development has been a priority for Red Hat and we anticipate continued spending as we expand our offerings in clustering and virtualization technology. Incremental research and development costs related to JBoss offerings and included in the above variances totaled $6.2 million.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, facilities and information systems expense. General and administrative expense increased by 45.2% or $20.9 million to $67.0 million for the year ended February 28, 2007 from $46.1 million for the same period ended February 28, 2006. Approximately $10.0 million is compensation cost related to share-based awards which, prior to the adoption of SFAS 123R in fiscal 2007, we reported on a pro-forma basis in the notes to our consolidated financial statements. In addition, increased headcount across all functions to help the business scale increased non-share based compensation and travel by $7.4 million and $1.0 million, respectively. The remaining increase in general and administrative costs relates to technology infrastructure enhancements. General and administrative expense was approximately 16.7% of total revenues for each of the years ended February 28, 2007 and 2006.

Other income, net

Other income, net consists of interest income earned on cash deposits in money market accounts and investments in short and long-term fixed income instruments, gain on the extinguishment of certain long-term debt, net gains realized on the sale of investments and foreign currency revaluation gains and losses. Other income, net increased by 44.0% or $13.2 million to $43.3 million for the year ended February 28, 2007 from $30.1 million for the same period ended February 28, 2006. The increase is primarily related to a $15.0 million increase in interest income which is partially offset by a reduction of $3.1 million net gain recognized on the extinguishment of long-term debt during the year ended February 28, 2006. The increase in interest income is primarily attributable to higher rates of return and higher cash and investment balances.

Interest expense

During the year ended February 28, 2007, interest expense decreased 1.7% or $0.1 million to $6.0 million from $6.1 million for the same period ended February 28, 2006. The decrease resulted from the repurchase of convertible debentures during the first half of fiscal 2006. Long-term convertible debentures outstanding at February 28, 2007 and 2006 totaled $570 million.

Income taxes

During the year ended February 28, 2007, we recorded approximately $29.7 million of income tax expense, which resulted in an effective tax rate of 33.1%. Our effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the reversal of the valuation allowance on certain deferred tax assets. The provision for income tax expense for the year ended February 28, 2007, consists of approximately $28.2 million of U.S. income tax expense and approximately $1.5 million of foreign income tax expense.

Years ended February 28, 2006 and February 28, 2005

The following table is a summary of our results of operations for the years ended February 28, 2006 and February 28, 2005 (in thousands):

	Year Ended		$ Change	% Change
	February 28, 2006	February 28, 2005
Revenue:
Subscriptions	$230,444	$151,125	$79,319	52.5%
Training and services	47,886	45,341	2,545	5.6

Total subscription and training and services revenue	278,330	196,466	81,864	41.7

Cost of subscription and training and services revenue:
Cost of subscriptions	21,003	13,488	7,515	55.7
As a % of subscription revenue	9.1%	8.9%
Cost of training and services	27,504	24,999	2,505	10.0
As a % of training and services revenue	57.4%	55.1%

Total cost of subscription and training and services revenue	48,507	38,487	10,020	26.0
As a % of total revenue	17.4%	19.6%

Total gross profit	229,823	157,979	71,844	45.5

As a % of total revenue	82.6%	80.4%
Operating expense:
Sales and marketing	84,723	62,939	21,784	34.6
Research and development	40,883	32,468	8,415	25.9
General and administrative	46,135	35,626	10,509	29.5

Total operating expense	171,741	131,033	40,708	31.1

As a % of total revenue	61.7%	66.7%
Income from operations	58,082	26,946	31,136	115.5
Other income, net	30,053	24,431	5,622	23.0
Interest expense	(6,119)	(6,436)	317	(4.9)

Income before provision (benefit) for income taxes	82,016	44,941	37,075	82.5
Provision (benefit) for income taxes	2,331	(485)	2,816	580.6

Net income	$79,685	$45,426	$34,259	75.4%

As a % of total revenue	28.6%	23.1%

Revenue

Subscription revenue

Subscription revenue increased by 52.5% or $79.3 million to $230.4 million for the year ended February 28, 2006 from $151.1 million for the same period ended February 28, 2005. The increase in subscription revenue was driven by subscriptions to our principal enterprise technology, Red Hat Enterprise Linux, which gained broader market acceptance in mission critical areas of computing and our international expansion, especially in Asia. The increase was a result of the continued migration of larger enterprises in industries such as financial services to our Red Hat Enterprise Linux platform from a proprietary Unix platform.

Training and services revenue

Training and services revenue increased by 5.6% or $2.5 million to $47.9 million for the year ended February 28, 2006 from $45.3 million for the same period ended February 28, 2005. The adoption of Linux as a primary computing platform increased the need for training and consulting services. Accordingly, training revenues increased by $1.8 million or 5.9% as a result of continued demand for Red Hat Certified Engineers, Technicians and Architects. Additionally, we enabled more resellers to provide our training services which increased the availability of training classes. Professional services revenue increased by $0.8 million or 5.2%, with the majority of the increase related to the deployment of Red Hat Enterprise Linux.

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue increased by 55.7% or $7.5 million to $21.0 million for the year ended February 28, 2006 from $13.5 million for the same period ended February 28, 2005. The increase was the result of continued additions to our technical support staff to meet the demands of our growing subscriber base. Additionally, amortization of intellectual property directly related to the delivery of subscriptions increased by $2.0 million.

Cost of training and services revenue

Cost of training and services revenue increased by 10.0% or $2.5 million to $27.5 million for the year ended February 28, 2006 from $25.0 million for the same period ended February 28, 2005. The majority of the increase was directly related to training and the increased capacity both in educators and classroom space.

Gross profit

Gross profit increased by 45.5% or $71.8 million to $229.8 million for the year ended February 28, 2006 from $158.0 million for the same period ended February 28, 2005. Gross profit margin was 82.6% and 80.4% of total revenues for the years ended February 28, 2006 and 2005, respectively. The increase in gross profit and gross profit margin was primarily due to the continued increase in revenue and profitability of our Red Hat Enterprise Linux subscription offerings and a growing percentage of subscriptions delivered electronically.

Operating expenses

Sales and marketing

Sales and marketing expense increased by 34.6% or $21.8 million to $84.7 million for the year ended February 28, 2006 from $62.9 million for the same period ended February 28, 2005. This increase was primarily due to a $16.8 million increase in the cost of compensation and travel due to an expansion of our dedicated sales force by 76% from the prior year. Marketing cost also increased by $2.6 million mainly related to additional advertising expenses and promotional sponsorships focused on our major partners. Sales and marketing expense was 30.4% and 32.0% of total revenues for the years ended February 28, 2006 and 2005, respectively.

Research and development

Research and development expense increased by 25.9% or $8.4 million to $40.9 million for the year ended February 28, 2006 from $32.5 million for the same period ended February 28, 2005. The increase in research and development expense resulted from the additional expansion of our engineering group and was mainly compensation and related expenses and consulting fees, which increased $7.2 million and $0.6 million, respectively. This expansion related to the acquisition of certain assets of Netscape in the fourth quarter of fiscal 2005 and additional engineering resources to support the localization of our product offerings in multiple languages. Research and development expense was 14.7% and 16.5% and of total revenues for the years ended February 28, 2006 and 2005, respectively.

General and administrative

General and administrative expense increased by 29.5% or $10.5 million to $46.1 million for the year ended February 28, 2006 from $35.6 million for the same period ended February 28, 2005. The majority of the increase, approximately $7.1 million, was a result of additional headcount across all functions to help the business scale. That increase was partially offset by a $0.7 million decrease in professional services fees in the information systems functions as a number of contractors converted to employees and a $0.5 million decrease in accounting fees relating to Sarbanes-Oxley Section 404 compliance. Facilities cost and depreciation increased by approximately $3.4 million during the year ended February 28, 2006 related to additional office and computer equipment associated with increased staffing. Additionally, we had a loss on disposal of assets of approximately $1.3 million related to disposal of computer equipment and leasehold improvements. Other administrative costs such as bank fees, property taxes, franchise taxes, travel and office supplies cost make up the remainder of the increase. General and administrative expense was 16.6% and 18.1% and of total revenues for the years ended February 28, 2006 and 2005, respectively.

Other income, net

Other income, net increased by 23.0% or $5.6 million to $30.1 million for the year ended February 28, 2006 from $24.4 million for the same period ended February 28, 2005. The increase was primarily related to a $5.6 million increase in interest income and a $3.1 million net gain recognized on the extinguishment of long-term debt during the year ended February 28, 2006. The increase in interest income was primarily attributable to higher rates of return and higher cash and investment balances. This increase was partially offset by a decrease of $2.2 million in realized gains on the sale of investments and losses of $1.4 million related to the write down of certain other long-term investments.

Interest expense

Interest expense decreased 4.9% or $0.3 million to $6.1 million for the year ended February 28, 2006 from $6.4 million for the same period ended February 28, 2005. The decrease resulted from the repurchase of convertible debentures. During the year ended February 28, 2006, we repurchased $30.0 million of the $600.0 million of outstanding long-term debentures.

Income taxes

During the year ended February 28, 2006, we recorded $2.3 million of income tax expense, which resulted in an effective rate of 2.8%. Our effective tax rate differed from the U.S. federal statutory rate of 35% primarily due to U.S. NOL carryforwards. The provision for income tax expense for the year ended February 28, 2006 consists of foreign income tax expense. We recorded $4.3 million of foreign income tax expense and recognized a $2.0 million deferred tax benefit, due to foreign NOLs. During the year ended February 28, 2005, we recorded a net tax benefit of approximately $0.5 million. We recorded $3.1 million of income tax expense and recognized a $3.6 million deferred tax benefit, primarily related to the reversal of the valuation allowance pertaining to certain foreign deferred tax assets as it was determined to be more likely than not that the deferred tax assets in these foreign jurisdictions would be realized.

ACQUISITIONS

Acquisition of JBoss, Inc.

On June 2, 2006, we completed our previously announced acquisition of JBoss, Inc. for approximately $328.8 million in base consideration. We are also obligated to pay an additional approximately $46.0 million pursuant to the acquisition agreement upon the achievement of certain performance milestones related to sales of JBoss products and services during the calendar year 2007. For further discussion related to this acquisition see NOTE 3 to the Consolidated Financial Statements.

Acquisition of Netscape Security Solutions

On December 7, 2004, we completed the purchase of the Netscape Security Solutions unit from Netscape Communications Corporation and America Online, Inc. for a purchase price of $21.1 million in cash. The assets acquired include a directory server and certificate management system. In April 2005, an additional $2.5 million was paid under an earn-out provision, resulting in an increase in goodwill by the same amount.

LIQUIDITY AND CAPITAL RESOURCES

We have historically derived a significant portion of our liquidity and operating capital from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and secondary public offerings, the issuance of convertible debentures and borrowings under working capital lines of credit. At February 28, 2007, we had total cash and investments of $1.2 billion, which was comprised of $527.2 million in cash and cash equivalents, $350.8 million of short-term, fixed-income investments and $278.0 million of long-term, fixed-income investments. This compares to total cash and investments of $1.1 billion at February 28, 2006.

We currently have sufficient liquidity with $527.2 million in cash and cash equivalents on hand that we presently do not intend to liquidate our short and long-term investments prior to their scheduled maturity dates. However, in the event that we did liquidate these investments prior to their scheduled maturities and there were no changes in market interest rates, we could be required to recognize a realized loss on those investments when we liquidate. At February 28, 2006, we have an unrealized loss of $2.1 million on our investments in debt securities compared to $9.8 million at February 28, 2006.

Year ended February 28, 2007

At February 28, 2007, cash and cash equivalents totaled $527.2 million, an increase of $259.7 million as compared to February 28, 2006. The increase in cash and cash equivalents for the year ended February 28, 2007 resulted from maturities of investment securities of $781.5 million, cash from operations which contributed $201.6 million, excess tax benefits from share-based payment arrangements of $16.0 million, other net proceeds of $23.0 million from employee-related stock transactions and proceeds from structured stock repurchase transactions of $1.5 million. Partially offsetting these cash increases were purchases of investment securities of $592.7 million, payments made for acquisitions of businesses which totaled $149.9 million for the year ended February 28, 2007 and purchases of property and equipment of $22.6 million for the same period. Effects of foreign currency exchange rates resulted in an increase to cash of approximately $1.4 million for the year ended February 28, 2007.

Change in presentation of cash flows resulting from the adoption of SFAS 123R

SFAS 123R requires that the portion of income tax benefits resulting from tax deductions in excess of a share-based award’s original grant date fair value, the “excess tax benefits”, be presented as a source of cash flow from financing activities. Prior to our adoption of SFAS 123R in fiscal 2007, had we realized such excess tax benefits from the exercise of share-based awards, we would have presented these excess tax benefits as a source of cash flow from operating activities. For fiscal 2007, we recognized $24.5 million of income tax benefits from share-based awards, of which $16.0 million resulted from tax deductions in excess of the original grant date fair value of the awards. These excess tax benefits from share-based arrangements have been reclassified from cash provided by operating activities to cash provided by financing activities on our Consolidated Statement of Cash Flows for the year ended February 28, 2007. For further discussion, see NOTE 2 to Consolidated Financial Statements.

Cash flows from operations

Cash provided by operations of $201.6 million during the year ended February 28, 2007 includes net income of $59.9 million, adjustments to exclude the impact of non-cash revenues and expenses, which totaled $72.3 million net source of cash, and changes in working capital, which totaled $85.3 million net source of cash, primarily resulting from an increase in deferred revenue of $90.4 million. The increase in deferred revenue is due to growth in billings as we generally bill our customers in advance of subscription periods. Partially offsetting these sources of operating cash flow was a reclassification of excess tax benefits of $16.0 million related to share-based compensation, as described above.

Cash flows from investing

Cash provided by investing activities of $16.7 million for the year ended February 28, 2007 includes maturities of investment securities of $781.5 million. Partially offsetting theses maturities were purchases of investment securities which totaled $592.7 million, payments, net of cash acquired, related to business acquisitions of $149.9 million, which includes our recent acquisition of JBoss, businesses in Brazil and Argentina and the acquisition of the remaining minority interest related to our joint venture in India. Also partially offsetting these maturities were investments in property and equipment, primarily information technology infrastructure, which totaled $22.6 million for the year ended February 28, 2007.

Cash flows from financing

Cash provided by financing activities of $40.0 million for the year ended February 28, 2007 is primarily comprised of $24.3 million in proceeds from employees’ exercise of common stock options, $16.0 million from excess tax benefits related to share-based compensation and proceeds from structured stock repurchase transactions of $1.5 million. Partially offsetting proceeds from these sources were repurchases of shares related to employee and non-employee directors withholding taxes of $1.7 million.

Year ended February 28, 2006

At February 28, 2006, cash and cash equivalents totaled $267.5 million, an increase of $127.4 million as compared to February 28, 2005. The increase in cash and cash equivalents resulted primarily from $186.6 million in cash provided by operations and $44.1 million from the exercise of common stock options. Partially offsetting these sources of cash were uses of cash, including repurchase of convertible debt of $26.3 million, purchases of long-term investments of $22.2 million, net purchases of investment securities of approximately $20.4 million, purchases of property and equipment of approximately $16.8 million and purchases of stock of $16.7 million.

Cash flows from operations

Cash provided by operations of $186.6 million in the year ended February 28, 2006 includes net income of $79.7 million, adjustments to exclude the impact of non-cash revenues and expenses, which totaled a $21.4 million net source of cash, and changes in working capital, which totaled $85.5 million net source of cash, primarily resulting from an increase in deferred revenue of $91.3 million and an increase in accrued expenses of $10.5 million. These working capital sources of cash were partially offset by an increase in accounts receivable and earnings in excess of billings of $10.8 million, an increase of $3.1 million in prepaid and other current assets and a decrease in accounts payable of $2.6 million.

Cash flows from investing

Cash used in investing activities of $62.3 million for the year ended February 28, 2006 is primarily comprised of purchases of long-term investments of $22.2 million, including $20.0 million for our investment in Open Invention Network LLC, net purchases of fixed income investment securities of approximately $20.4 million and purchases of property and equipment of approximately $16.8 million.

Cash flows from financing

Cash provided by financing activities of $5.7 million for the year ended February 28, 2006 is primarily comprised of $44.0 million in proceeds from employees’ exercise of common stock options, $3.4 million in proceeds and withholding from issuance of common stock due to employees purchases under the Employee Stock Purchase Plan, and $1.0 million from proceeds of structured stock repurchases, partially offset by repurchase of convertible debt of $26.3 million and repurchase of common stock of $16.7 million.

Convertible debentures

In January 2004, we issued $600.0 million in convertible senior debentures, of which $570 million remain outstanding. The debentures mature on January 15, 2024 and bear interest at a rate of 0.5% per annum, payable semiannually on January 15 and July 15 of each year. The debentures are senior unsecured obligations and rank equally in right of payment with all of our other existing and future unsecured and unsubordinated debt. The debentures are convertible into shares of our common stock under certain circumstances prior to maturity at a conversion rate of 39.0753 shares per $1,000 principal amount of debentures (which represents a conversion price of approximately $25.59 per share) subject to adjustment under certain conditions. We may redeem the debentures, in whole or in part, in cash at any time on or after January 15, 2009. Holders of the debentures may require us to redeem the debentures, in whole or in part, in cash on January 15 of 2009, 2014 and 2019. As of February 28, 2007, no debentures were redeemed. Accrued interest to the redemption date will be paid by us in any such redemption. Interest payments of $2.9 million were made during fiscal 2007 and 2006. Accrued interest at February 28, 2007 and February 28, 2006 was $0.4 million. See NOTE 11 to the Consolidated Financial Statements for further discussion.

Capital requirements

We have experienced a substantial increase in our operating expenses since our inception in connection with the growth of our operations, the development of our enterprise technologies, the expansion of our services operations and our acquisition activity. Our capital requirements during the year ending February 28, 2008 will depend on numerous factors, including the amount of resources we devote to:

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

Given our historically strong operating cash flow and the $1.2 billion of cash and investments held at February 28, 2007 we do not presently anticipate the need to raise cash to fund our operations, either through the sale of additional equity or through the issuance of debt for the foreseeable future. However, we may take advantage of favorable capital market situations that may arise from time to time to raise additional capital.

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

Off-balance sheet arrangements

We have no off-balance sheet financing arrangements and do not utilize any “structured debt”, “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

Contractual obligations

The following table summarizes our principal contractual obligations at February 28, 2007 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$51,030	$8,833	$14,833	$8,885	$18,479
Purchase obligations	2,558	1,308	750	500	—
Convertible debentures, including related interest	618,450	2,850	5,700	5,700	604,200

Total	$672,038	$12,991	$21,283	$15,085	$622,679

RECENT ACCOUNTING PRONOUNCEMENTS

See discussion in NOTE 2 to the Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of our investments.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of fixed-income securities, including both government and corporate obligations and money market funds. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. A hypothetical one percentage point change in interest rates would result in a $10.9 million change in interest income on an annual basis.

Our convertible debentures are at a fixed interest rate and therefore interest expense is not impacted by a change in rates. The fair market value of the debentures is subject to interest rate risk and market risk due to the convertible feature of the debentures. Generally the fair market value of fixed interest rate debt increases as interest rates fall and decreases as interest rates rise. The fair market value of debt with conversion features permitting conversion into the issuer’s stock, like our debentures, also generally increases as the market price of the underlying stock increases and decreases as the market price falls, assuming constant market interest rates. Interest and market value changes affect the fair market value of our debentures but do not impact our financial position, cash flows or results of operations. The fair value of the debentures was approximately $609.6 million and $668.0 million based on quoted market prices as of February 28, 2007 and February 28, 2006, respectively.

Investment Risk

The fair market value of our investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $7.3 million and $8.1 million decrease in the fair value of our available-for-sale investment securities as of February 28, 2007 and February 28, 2006, respectively.

Derivative Instruments

We did not hold derivative financial instruments as of February 28, 2007.

Foreign Currency Risk

Approximately 36.1% of our revenues for the fiscal year ended February 28, 2007 were produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenues, operating expenses and net income for our non-U.S. operations. Similarly, our revenues, operating expenses and net income will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies. Using the average foreign currency exchange rates from fiscal 2006, our revenues from non-U.S. operations for the year ended February 28, 2007 would have been lower than we reported using the exchange rates for fiscal 2007 by approximately $1.8 million. Additionally, the assets and liabilities of our non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, while related revenue and expense accounts of these operations are translated at average exchange rates during the month in which related transactions occur. Translation gains and losses are included as an adjustment to stockholders’ equity and included in other comprehensive income. See NOTE 2 to the Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Management on Internal Control Over Financial Reporting	54

Report of Independent Registered Public Accounting Firm	55

Financial Statements:

Consolidated Balance Sheets at February 28, 2007 and February 28, 2006	57

Consolidated Statements of Operations for the years ended February 28, 2007, February 28, 2006 and February 28, 2005	58

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income for the years ended February 28, 2007, February 28, 2006 and February 28, 2005	59

Consolidated Statements of Cash Flows for the years ended February 28, 2007, February 28, 2006 and February 28, 2005	60

Notes to Consolidated Financial Statements	61

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

Our independent registered public accounting firm, which has audited the financial statements included in Part II, Item 8 of this report, has also audited Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2007, as stated in their report, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Red Hat, Inc.:

We have completed integrated audits of Red Hat, Inc.’s consolidated financial statements and of its internal control over financial reporting as of February 28, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of other comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Red Hat, Inc. and its subsidiaries at February 28, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in the year ended February 28, 2007.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Controls over Financial Reporting as of February 28, 2007 appearing in Item 8, that the Company maintained effective internal control over financial reporting as of February 28, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2007, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina
April 30, 2007

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands—except share and per share amounts)

	February 28, 2007	February 28, 2006
ASSETS
Current assets:
Cash and cash equivalents	$527,239	$267,547
Investments in debt securities	350,827	537,324
Accounts receivable, net of allowances for doubtful accounts of $3,206 and $1,984, respectively	87,973	59,792
Prepaid expenses and other current assets	41,026	16,576

Total current assets	1,007,065	881,239
Property and equipment, net of accumulated depreciation and amortization of $50,743 and $35,443, respectively	45,258	35,822
Goodwill	328,837	75,942
Identifiable intangibles, net	94,314	13,467
Investments in debt securities	278,028	272,669
Other assets, net	32,352	35,102

Total assets	$1,785,854	$1,314,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,062	$5,627
Accrued expenses	38,472	31,960
Deferred revenue	249,615	162,934
Other current obligations	214	401

Total current liabilities	300,363	200,922
Deferred lease credits	5,235	4,994
Long term deferred revenue	89,020	60,554
Other long term obligations	—	213
Convertible debentures	570,000	570,000
Commitments and contingencies	—	—
Stockholders’ equity:
Minority interest	—	771
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 204,016,560 and 194,043,220 shares issued, and 192,891,851 and 183,115,666 shares outstanding at February 28, 2007 and February 28, 2006, respectively	20	19
Additional paid-in capital	1,040,892	763,906
Deferred compensation	—	(2,418)
Accumulated deficit	(92,092)	(152,113)
Treasury stock at cost, 11,124,709 and 10,927,554 shares at February 28, 2007 and February 28, 2006, respectively	(125,789)	(124,125)
Accumulated other comprehensive loss	(1,795)	(8,482)

Total stockholders’ equity	821,236	477,558

Total liabilities and stockholders’ equity	$1,785,854	$1,314,241

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands—except per share amounts)

	Year Ended
	February 28, 2007	February 28, 2006	February 28, 2005
Revenue:
Subscriptions	$341,206	$230,444	$151,125
Training and services	59,418	47,886	45,341

Total subscription and training and services revenue	400,624	278,330	196,466

Cost of subscription and training and services revenue:
Cost of subscriptions	27,457	21,003	13,488
Cost of training and services	37,279	27,504	24,999

Total cost of subscription and training and services revenue	64,736	48,507	38,487

Gross profit	335,888	229,823	157,979
Operating expense:
Sales and marketing	145,562	84,723	62,939
Research and development	71,038	40,883	32,468
General and administrative	66,999	46,135	35,626

Total operating expense	283,599	171,741	131,033

Income from operations	52,289	58,082	26,946
Other income, net	43,290	30,053	24,431
Interest expense	(6,016)	(6,119)	(6,436)

Income before provision (benefit) for income taxes	89,563	82,016	44,941
Provision (benefit) for income taxes	29,656	2,331	(485)

Net income	$59,907	$79,685	$45,426

Basic net income per common share	$0.32	$0.45	$0.25

Diluted net income per common share	$0.29	$0.41	$0.24

Weighted average shares outstanding
Basic	189,347	178,112	181,636
Diluted	218,823	207,815	215,882

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

(in thousands)

	Non-controlling Interest In Subsidiary	Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount
Balance at February 29, 2004	$359	—	—	183,803	$18	$695,722	$(9,293)	$(277,224)	$(7,436)	$6,243	$408,389
Minority interest	198	—	—	—	—	—	—	—	—	—	198
Net Income	—	—	—	—	—	—	—	45,426	—	—	45,426
Other comprehensive income:
Unrealized loss on investments in marketable securities	—	—	—	—	—	—	—	—	—	(16,150)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	397

Other comprehensive income	—	—	—	—	—	—	—	—	—	(15,753)	(15,753)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	29,673

Exercise of common stock options	—	—	—	2,573	1	16,931	—	—	—	—	16,932
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	194	—	1,833	—	—	—	—	1,833
Common stock repurchase	—	—	—	—	—	—	—	—	(99,973)	—	(99,973)
Deferred compensation related to shared-based awards	—	—	—	—	—	118	(118)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	4,619	—	—	—	4,619

Balance at February 28, 2005	$557	—	—	186,570	$19	$714,604	$(4,792)	$(231,798)	$(107,409)	$(9,510)	$361,671
Minority interest	277	—	—	—	—	—	—	—	—	—	277
Minority interest, dividend distribution	(63)	—	—	—	—	—	—	—	—	—	(63)
Net Income	—	—	—	—	—	—	—	79,685	—	—	79,685
Other comprehensive income:
Unrealized gain on investments in marketable securities	—	—	—	—	—	—	—	—	—	994
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	34

Other comprehensive income	—	—	—	—	—	—	—	—	—	1,028	1,028

Comprehensive income	—	—	—	—	—	—	—	—	—	—	80,713

Exercise of common stock options	—	—	—	7,326	—	43,765	—	—	—	—	43,765
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	147	—	2,773	—	—	—	—	2,773
Common stock repurchase	—	—	—	—	—		—	—	(5,155)	—	(5,155)
Structured stock repurchase	—	—	—	—	—	1,032	—	—	(11,561)	—	(10,529)
Deferred compensation related to share-based awards	—	—	—	—	—	1,732	(1,732)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	4,106	—	—	—	4,106

Balance at February 28, 2006	$771	—	—	194,043	$19	$763,906	$(2,418)	$(152,113)	$(124,125)	$(8,482)	$477,558
Minority interest	(282)	—	—	—	—	—	—	—	—	—	(282)
Acquisition of remaining minority interest	(489)	—	—	—	—	—	—	—	—	—	(489)
Net Income	—	—	—	—	—	—	—	59,907	—	—	59,907
Other comprehensive income:
Unrealized gain on investments in marketable securities, net of tax	—	—	—	—	—	—	—	—	—	7,666
Foreign currency translation adjustment	—	—	—	—	—	—	—	114	—	(979)

Other comprehensive income	—	—	—	—	—	—	—	114	—	6,687	6,801

Comprehensive income	—	—	—	—	—	—	—	—	—	—	66,708
Issuance of common stock related to acquisition	—	—	—	6,711	1	191,234	—	—	—	—	191,235
Exercise of common stock options	—	—	—	3,009	—	24,328	—	—	—	—	24,328
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	254	—	2,074	—	—	—	—	2,074
Common stock repurchase	—	—	—	—	—	—	—	—	(1,664)	—	(1,664)
Structured stock repurchase	—	—	—	—	—	1,514	—	—	—	—	1,514
Deferred compensation related to share-based awards	—	—	—	—	—	(2,418)	2,418	—	—	—	—
Share-based compensation expense	—	—	—	—	—	32,434	—	—	—	—	32,434
Tax benefits related to share-based awards	—	—	—	—	—	27,820	—	—	—	—	27,820
Balance at February 28, 2007	$—	—	—	204,017	$20	$1,040,892	$—	$(92,092)	$(125,789)	$(1,795)	$821,236

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	February 28, 2007	February 28, 2006	February 28, 2005
Cash flows from operating activities:
Net income	$59,907	$79,685	$45,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,853	15,434	10,911
Deferred income taxes	12,232	(2,090)	(3,602)
Share-based compensation expense	32,434	4,106	4,619
Excess tax benefits from share-based payment arrangements	(15,988)	—	—
Gain from repurchase of convertible debentures	—	(3,140)	—
Amortization of debt issuance costs	3,008	3,056	3,003
Provision for doubtful accounts	1,066	1,043	1,969
Loss on disposal of property and equipment	(22)	1,349	—
Other	(283)	1,660	319
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable and earnings in excess of billings	(17,301)	(10,790)	(9,284)
Prepaid expenses and other current assets	(8,145)	(3,085)	(1,630)
Accounts payable	4,844	(2,588)	962
Accrued expenses	15,846	10,448	8,389
Deferred revenue	90,403	91,278	61,214
Other assets	(298)	186	(79)

Net cash provided by operating activities	201,556	186,552	122,217

Cash flows from investing activities:
Purchase of investment securities	(592,673)	(523,344)	(854,481)
Proceeds from sales and maturities of investment securities	781,539	502,905	529,819
Acquisitions of businesses, net of cash acquired	(149,864)	(2,803)	(21,053)
(Purchase) sale of other investments	319	(22,267)	—
Purchase of property and equipment	(22,635)	(16,757)	(14,921)

Net cash provided by (used in) investing activities	16,686	(62,266)	(360,636)

Cash flows from financing activities:
Excess tax benefits from share-based payment arrangements	15,988	—	—
Repurchase of convertible debentures	—	(26,301)	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	306	3,394	2,118
Proceeds from exercise of common stock options	24,328	44,098	15,679
Purchase of treasury stock	(1,664)	(16,716)	(99,973)
Structured stock repurchase	1,514	1,031	—
Other financing	(400)	237	(1,195)

Net cash provided by (used in) financing activities	40,072	5,743	(83,371)

Effect of foreign currency exchange rates on cash and cash equivalents	1,378	(2,651)	655
Net increase (decrease) in cash and cash equivalents	259,692	127,378	(321,135)
Cash and cash equivalents at beginning of year	267,547	140,169	461,304

Cash and cash equivalents at end of year	$527,239	$267,547	$140,169

Supplemental Cash Flow Information (in millions):
Cash paid during the year for:
Interest	$2.9	$3.0	$3.2
Income taxes	$3.9	$3.7	$1.9
Non-cash investing activities related to acquisition:
Fair value of common stock issued	$184.6	$—	$—
Fair value of Red Hat options issued in exchange for JBoss outstanding, unvested options at acquisition	$6.6	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Company

Red Hat, Inc., incorporated in Delaware, together with its subsidiaries (“Red Hat” or the “Company”) is a global leader in providing open source software solutions to the enterprise. The Company is also the market leader in providing enterprise-ready open source operating system platforms. The Company applies its technology leadership to create its: enterprise operating platform, Red Hat Enterprise Linux; enterprise middleware platform, JBoss Enterprise Middleware Suite; and other infrastructure technology solutions, based on open source technology. The Company’s enterprise solutions are intended to meet the functionality requirements and performance demands of the enterprise and third-party computer hardware and software applications that are critical to the enterprise. The Company provides these solutions through integrated management services, Red Hat Network and JBoss ON, which allow various Red Hat enterprise technologies to be updated and configured and the performance of these and other technologies to be monitored in an automated fashion. These solutions reflect the Company’s continuing commitment to provide an enterprise-wide infrastructure platform and developer solutions based on open source technology. The Company derives its revenues and generates its cash from customers primarily from two sources: (i) subscriptions for its enterprise technologies and (ii) training and services revenue, as further described below in NOTE 2, Summary of Significant Accounting Policies.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. The Company performs this assessment on an annual basis, typically during the fourth quarter of the fiscal year or whenever events or changes in circumstances indicate an impairment may have occurred. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets. No significant impairment losses were recognized by the Company for the years ended February 28, 2007, February 28, 2006 and February 28, 2005.

Reclassifications

Certain prior period amounts were reclassified to conform with current period presentation. For example, prior to the fourth quarter of fiscal 2006, the Company reported its results in two reportable segments aligned by product: enterprise technologies and embedded technologies. The embedded product is no longer significant in terms of revenue, no longer separately managed and no longer considered a separate business unit. Accordingly, the Company has reclassified its prior period financial results to conform with current period presentation.

Cash and Cash Equivalents

The Company considers investments purchased with a maturity period of three months or less at the date of purchase to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience by industry and regional economic data. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company feels it is probable the receivable will not be recovered. The Company does not have off-balance-sheet credit exposure related to its customers. Accounts receivable includes earnings in excess of billings of $2.3 million and $1.5 million at February 28, 2007 and February 28, 2006, respectively.

Investments in Debt Securities

The Company’s investments at February 28, 2007 and February 28, 2006 are in debt securities which are classified as available for sale and carried at market value in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. These investments are classified as either a cash equivalent, current asset (Investments in debt securities-current) or long-term asset (Investments in debt securities-long term) based on their time to maturity at date of purchase by the Company. Investments with a maturity date of one year or less from the balance sheet date are classified as a current asset and those with a maturity date of greater than one year are classified as a long-term asset. The average maturity period of the Company’s investment in debt securities was 0.7 years at February 28, 2007 and February 28, 2006.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s investments are considered available for sale as these securities could be sold at any time in response to needs for liquidity, changes in the availability of and the yield on alternative instruments or changes in funding sources or terms. The Company had changes in its unrealized gains and losses of $7.7 million and $1.0 million related to these investments at February 28, 2007 and February 28, 2006, respectively, which is recorded as other comprehensive income, a separate component of stockholders’ equity. The Company’s average rate of realized return on its investments portfolio was 5.2% and 3.2% for the years ended February 28, 2007 and 2006, respectively.

Internal Use Software

In accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalized $8.0 million and $8.5 million in costs related to the development of internal use software for its website, enterprise resource planning system and systems management applications during the years ended February 28, 2007 and February 28, 2006, respectively. The Company amortizes the costs of computer software developed for internal use on a straight-line basis over an estimated useful life of five years. The carrying value of internal use software is included in property and equipment on the Consolidated Balance Sheets.

Capitalized Software Costs

Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. As a result of the Company’s practice of releasing source code that it has developed on a weekly basis for unrestricted download on the Internet, there is generally no passage of time between achievement of technological feasibility and the availability of the Company’s product for general release. Therefore, the Company has no capitalized software development costs at February 28, 2007 and February 28, 2006.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognized $1.4 million of impairment losses for the year ended February 28, 2006 related to long-term investments in other companies which are accounted for on a cost-basis. During the years each ended February 28, 2007 and February 28, 2005, no significant losses were recognized for equity investments in other companies.

The costs related to the issuance of the convertible debentures, which closed in January 2004, were capitalized and are being amortized to interest expense through January 2009, the first scheduled date on which holders have the option to require the Company to repurchase the convertible debentures. At issuance, costs related to the Company’s convertible debentures totaled $15.8 million and primarily consisted of investment banking, legal and other professional fees. Amortized issuance cost was approximately $3.0 million for each of the years ended February 28, 2007, 2006 and 2005. At February 28, 2007, unamortized issuance cost remaining totaled $5.6 million and is included in other assets, net on the Consolidated Balance Sheet.

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

Effective March 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), using the modified-prospective transition method. Under the modified-prospective method, compensation costs recognized for the year ended February 28, 2007 include (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, March 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (“SFAS 123”) and (b) compensation costs for all share-based awards granted on or subsequent to March 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the provisions of the modified prospective transition method, results for prior periods have not been restated.

The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements for the years ended February 28, 2007, 2006 and 2005 (in thousands):

	Year Ended February 28, 2007	Year Ended February 28, 2006	Year Ended February 28, 2005
Cost of revenue	$2,216	$—	$—
Sales and marketing	9,033	30	4
Research and development	7,206	191	193
General and administrative	13,979	3,885	4,422

Total share-based compensation	$32,434	$4,106	$4,619

Share-based compensation expense qualifying for capitalization was insignificant for each of the Company’s fiscal years ended February 28, 2007, February 28, 2006 and February 28, 2005. Accordingly, no

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

share-based compensation expense was capitalized during the years ended February 28, 2007, February 28, 2006 and February 28, 2005.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-based Compensation—Transition and Disclosure, to stock based employee compensation (in thousands, except per share amounts):

	Year Ended February 28, 2006	Year Ended February 28, 2005
Net income, as reported	$79,685	$45,426
Add: book compensation expense, net of related tax effects	3,989	4,619
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(31,469)	(37,527)

Pro forma net income	$52,205	$12,518

Net income per share data basic and diluted:
Basic—as reported	$0.45	$0.25
Diluted—as reported	$0.41	$0.24
Basic—pro forma	$0.29	$0.07
Diluted—pro forma	$0.28	$0.07

Prior to the adoption of SFAS 123R, had the Company realized the tax benefits from deductions resulting from the exercise of share-based awards, it would have presented such tax benefits as a source of operating cash flow in its Consolidated Statements of Cash Flows. SFAS 123R requires that the portion of benefits resulting from tax deductions in excess of the award’s original grant date fair value (the “excess tax benefits”) be presented as a source of cash flow from financing activities. For the year ended February 28, 2007, the Company recognized $24.5 million of income tax benefits from exercise of share-based awards, of which $16.0 million resulted from tax deductions in excess of the original fair value of the awards as previously reported on a pro-forma basis under SFAS 123. These excess tax benefits are reported on the Company’s Consolidated Statements of Cash Flows as cash provided by financing activities.

The fair value of options granted during the year ended February 28, 2007 under the provisions of SFAS 123R and the years ended February 28, 2006 and February 28, 2005 under the provisions of SFAS 123 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the following weighted average assumptions:

	Year Ended February 28, 2007	Year Ended February 28, 2006	Year Ended February 28, 2005
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	4.80%	3.76%	4.00%
Expected volatility (1)	50.07%	60.26%	80.56%
Expected life (in years) (2)	3.27	3.0	3.7
Weighted average fair value of options granted during the period	$8.32	$6.66	$8.98

(1)	The expected volatility rates for options granted during fiscal 2007 were estimated based on an equal weighting of the historical volatility of the Company’s common stock over a period of approximately 3.27 years and the implied volatility of publicly traded options for the Company’s common stock.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	The expected term for options granted during fiscal 2007 was determined by assuming a midpoint hypothetical settlement scenario which incorporates unsettled options into the term estimate by assuming all vested, outstanding options are settled mid-way between the date of review, May 22, 2006, and the options’ expiration. The Company will reassess its estimate of expected term annually or when new information indicates a change is appropriate.

Estimated annual forfeitures. SFAS 123R requires the application of an estimated forfeiture rate. An estimated forfeiture rate of 15% per annum, which approximates the Company’s historical rate, was applied to (a) unvested options granted prior to adoption and (b) all options granted since adoption. Awards are adjusted to actual forfeiture rates at vesting. The Company expects to reassess its estimated forfeiture rate annually or when new information, including actual forfeitures, indicate a change is appropriate.

Sales and Marketing Expenses

Sales and marketing expenses consist of costs, including salaries, sales commissions and related expenses, such as travel, of all personnel involved in the sales and marketing process. Sales and marketing expenses also include costs of advertising, sales lead generation programs, cooperative marketing arrangements and trade shows. All costs of advertising, including cooperative marketing arrangements, are expensed as incurred. Advertising expense totaled $16.6 million, $11.6 million and $8.6 million for the years ended February 28, 2007, 2006 and 2005, respectively.

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

Deferred Taxes

The Company accounts for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of its assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. During the year ended February 28, 2007, the Company recorded a net tax expense of $29.7 million, which was net of a tax benefit of approximately $5.0 million from the reduction of a valuation allowance on certain deferred tax assets. The reduction of the valuation allowance resulted primarily from management’s determination that it is more likely than not that the U.S. net operating loss (“NOL”) carryforwards and certain other deferred tax assets will be realized. However, the benefit of the deferred tax asset attributable to U.S. NOL’s from stock-based compensation expense deductions, generated prior to adoption of SFAS 123R, are being recognized as and only to the extent that taxes payable are reduced. As these NOL’s from stock-based compensation expense deductions are realized, the benefit of the deferred tax asset is recorded to additional paid in capital. For the year ended February 28, 2006, the Company recorded a net tax expense of $2.3 million and for February 28, 2005, a net tax benefit of $0.5 million.

The Company continues to assess the realizability of its deferred tax assets, which primarily consist of NOL’s from stock-based compensation expense deductions in the United States. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As of February 28, 2007, the net deferred tax asset balance was $150.5

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million of which $131 million is offset by a valuation allowance. The Company continues to record a valuation allowance for certain foreign tax losses, certain stock-based compensation expenses related to excess tax deductions recognized prior to the adoption of SFAS 123R, and an acquired NOL carryforward that is subject to a limitation under Section 382 of the Internal Revenue Code.

Foreign Currency Translation

The Euro has been determined to be the functional currency for the Company’s European operations and local currencies have been determined to be the functional currencies for the Company’s Asia Pacific and South American operations.

Foreign exchange gains and losses, which result from the process of remeasuring foreign currency transactions into the appropriate functional currency, are included in other income, net in the Company’s Consolidated Statements of Operations. The translation of foreign currency financial statements into U.S. Dollars for financial reporting purposes is included in other comprehensive income, which is a separate component of stockholders’ equity. Net foreign exchange losses, included in other income, were $0.7 million, $0.2 million and $0.8 million for the years ended February 28, 2007, 2006 and 2005, respectively.

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

The Company performs credit evaluations to reduce credit risk and requires no collateral from its customers. Management estimates the allowance for uncollectible accounts based on their historical experience and credit evaluation. The Company’s standard credit terms are net 30 days in the U.S., net 45 days in EMEA, and range from net 30 to net 60 days in Asia Pacific. No single customer accounted for 10% or more of the Company’s accounts receivable balance at February 28, 2007. One customer accounted for 10% and another accounted for 12% of the Company’s accounts receivable balance at February 28, 2006.

For the years ended February 28, 2007, February 28, 2006 and February 28, 2005, there were no individually significant customers from which the Company generated revenue.

Net Income Per Common Share

The Company computes net income per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”), Staff Accounting Bulletin No. 98 (“SAB 98”) and Emerging Issues Task Force No. 04-8, The Effect of Contingently Convertible Instruments on Diluted EPS. Under the provisions of SFAS 128 and SAB 98, basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income adjusted for interest expense and amortization of debt issuance costs associated with the convertible debentures, by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of shares issuable upon the exercise of stock options and convertible securities such as the Company’s convertible debentures. Diluted net income per share for the years ended February 28, 2007, 2006 and 2005, assumes the conversion of the convertible debentures using the “if converted” method.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the numerators and denominators of the earnings per share calculation for the years ended February 28, 2007, 2006 and 2005 (in thousands, except per share amounts):

	Year Ended
	February 28, 2007	February 28, 2006	February 28, 2005
Diluted net income per share computation:
Net income	$59,907	$79,685	$45,426
Interest expense on convertible debt, net of related tax	1,906	2,799	3,025
Amortization of debt issuance costs, net of related tax	2,013	2,971	3,111

Net income—diluted	$63,826	$85,455	$51,562

Weighted average common shares outstanding	189,347	178,112	181,636
Incremental shares attributable to assumed exercise of outstanding options	7,203	7,123	10,799
Incremental shares attributable to assumed exercise of convertible debentures	22,273	22,580	23,447

Diluted shares	218,823	207,815	215,882
Diluted net income per share	$0.29	$0.41	$0.24

The following shares are not included in the computation of diluted earnings per share because the option prices were greater than the average market price of the Company’s stock during the related periods and the effect of including such options in the computation would be antidilutive (in thousands):

	Year Ended
	February 28, 2007	February 28, 2006	February 28, 2005
Number of shares considered antidilutive for calculating diluted EPS	2,394	3,085	3,779

Segment Reporting

The Company is organized primarily on the basis of three geographic business units: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific. These business units are aggregated into one reportable segment due to the similarity in nature of products provided, financial performance economics (e.g., revenue growth and gross margin), methods of distribution (direct and indirect) and customer classification and base (e.g., distributors, resellers and enterprise).

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has offices in more than 50 locations around the world. The Company manages its international business on an Americas-wide, EMEA-wide and Asia Pacific-wide basis. The following disclosure aggregates individually immaterial international operations and separately discloses the significant international operations at and for the years ended February 28, 2007, February 28, 2006 and February 28, 2005 (in thousands):

	Americas	EMEA	Asia Pacific	Total
	Year Ended February 28, 2007
Revenue from unaffiliated customers	$269,933	$75,140	$55,551	$400,624
Net income (loss)	$63,384	$171	$(3,648)	$59,907
Total assets	$1,665,075	$80,432	$40,347	$1,785,854

	Year Ended February 28, 2006
Revenue from unaffiliated customers	$187,226	$48,732	$42,372	$278,330
Net income (loss)	$76,908	$3,068	$(291)	$79,685
Total assets	$1,231,212	$45,383	$37,646	$1,314,241

	Year Ended February 28, 2005
Revenue from unaffiliated customers	$132,188	$34,818	$29,460	$196,466
Net income (loss)	$43,714	$1,768	$(56)	$45,426
Total assets	$1,073,628	$31,617	$28,791	$1,134,036

Revenues from unaffiliated customers in the United States, the Company’s country of domicile, were approximately $256.1 million, $179.6 million, and $132.2 million for the years ended February 28, 2007, February 28, 2006 and February 28, 2005, respectively. Revenues in Japan totaled $32.1 million, $24.2 million, and $18.8 million for the years ended February 28, 2007, February 28, 2006 and February 28, 2005, respectively. In terms of revenue, Japan was the only individually material country outside the United States.

Comprehensive Income

The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income for the years ended February 28, 2007, February 28, 2006 and February 28, 2005 was as follows (in thousands):

	Year Ended
	February 28, 2007	February 28, 2006	February 28, 2005
Comprehensive income:
Net income	$59,907	$79,685	$45,426
Foreign currency translation adjustments	(865)	34	397
Change in unrealized losses on marketable securities	7,666	994	(16,150)

Total comprehensive income, net of taxes	$66,708	$80,713	$29,673

As of February 28, 2007 and February 28, 2006, the Company holds investments in debt securities with an unrealized loss of $2.1 million and $9.7 million, respectively.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for the Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a comprehensive model for recognizing, measuring, presenting and disclosing uncertain income tax positions taken or expected to be taken by the Company on its tax returns. The Company will adopt FIN 48 effective March 1, 2007. The cumulative effects, if any, of applying FIN 48 will be recorded to retained earnings as of the beginning of the period of adoption. The Company has begun evaluating the impact of FIN 48 on its consolidated financial statements but is not yet in a position to determine such effects.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides guidance on the consideration of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The staff believes registrants must quantify the impact of correcting all misstatements, including both carryover and reversing effects of prior year misstatements, on the company’s current year consolidated financial statements. The staff prescribes two approaches to assessing the materiality of misstatements: the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current year income statement and the “iron curtain” approach, which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If under either approach misstatements are deemed material, the Company is required to adjust its financial statements, including correcting prior year financial statements, even though such correction was and continues to be immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require the Company to amend previously filed reports; rather such corrections may be made the next time the Company files its prior year statements. The Company did not recognize any significant adjustments resulting from the application of SAB 108 during the year ended February 28, 2007.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value within accounting principles generally accepted in the U.S., clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS 157 does not require any new fair value measurements in generally accepted accounting principles. However, the definition of fair value in SFAS 157 may affect assumptions used by companies in determining fair value. The Company will be required to adopt SFAS 157 on March 1, 2008. The Company has not completed its evaluation of the impact on the Company’s consolidated financial statements of adopting SFAS 157, but currently believes the adoption of SFAS 157 will not require significant modification of the Company’s fair value measurements and will be substantially limited to expanded disclosures in the notes to the Company’s consolidated financial statements.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—Business Combinations

Acquisition of JBoss, Inc.

On June 2, 2006, the Company completed its previously announced acquisition of JBoss, Inc. for approximately $328.8 million in base consideration. The Company is also obligated to pay an additional approximately $46 million in cash pursuant to the acquisition agreement upon the achievement of certain performance milestones related to sales of JBoss products and services during the calendar year 2007. The total consideration paid by the Company in connection with the acquisition as of February 28, 2007 is summarized in the following table (in thousands):

	Common Shares Par $0.0001	Additional Paid-in Capital	Total
Issuance of Red Hat common stock to JBoss stockholders—6,710,766 @ $27.51 (1)	$1	$184,612	$184,613
Fair value of Red Hat options issued in exchange of JBoss outstanding options		6,621	6,621
Cash consideration paid to and or on behalf of JBoss stockholders			128,638
Debt paid on behalf of JBoss stockholders			3,886
Estimated transaction costs			5,041

Total consideration	$1	$191,233	$328,799

(1)	The number of shares of Red Hat common stock issued is based on the outstanding shares of JBoss common stock, preferred stock, restricted stock and fully vested stock options with varying exchange ratios based on a price of $28.76 per Red Hat share. $28.76 represents the average closing price of Red Hat common stock for the 20 trading days prior to May 31, 2006. For purposes of determining the acquisition price for purchase accounting treatment, the fair value of the common shares issued was $27.51 which represents the average closing price within four days of the acquisition.

The table below represents the allocation of the total consideration to the Company’s tangible and identifiable intangible assets and liabilities based on management’s assessment of their respective fair values as of the date of the acquisition. Any additional payments for performance milestones will be recorded as adjustments to goodwill.

Total
(in thousands)
Identifiable intangible assets at fair value (see detail below)	$79,173
Cash	2,199
Accounts receivable at fair value	8,867
Fixed assets at fair value	1,912
Other assets at fair value	1,355
Deferred revenue liability at fair value	(17,102)
Accrued liabilities at fair value	(4,297)
Goodwill	256,692

Total consideration allocated	$328,799

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Expense Type	Estimated Life (Years)	Total (in thousands)
Developed technology	Cost of revenue	5	$4,100
Customer contracts and relationships—Direct	Sales and marketing	15	51,000
Customer contracts and relationships—Channel	Sales and marketing	12	13,000
Employee covenants not to compete	Sales and marketing	2	73
Tradenames and trademarks	General and administrative	7	11,000

Total identifiable intangible assets			$79,173

Netscape Security Solutions

On December 7, 2004, the Company completed the acquisition of certain assets of Netscape Security Solutions from Netscape Communications Corporation and America Online, Inc. for a purchase price of $21.1 million in cash. In April 2005, the conditions requiring the Company to pay $2.5 million under an earn-out provision were achieved resulting in an increase to related goodwill.

Pro forma consolidated financial information

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the years ended February 28, 2007, February 28, 2006 and February 28, 2005 as if the acquisition of JBoss had occurred on March 1, 2005 and as if the acquisition of Netscape Security Solutions had occurred on March 1, 2004 and, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisition of JBoss and Netscape Security Solutions had actually taken place on March 1, 2005 and March 1, 2004, respectively (in thousands, except per share amounts):

	Year Ended February 28, 2007	Year Ended February 28, 2006	Year Ended February 28, 2005
Revenue	$409,719	$294,133	$204,634
Net income	$55,879	$57,365	$49,501
Diluted net income	$59,795	$63,135	$55,637
Basic net income per common share	$0.29	$0.31	$0.27
Diluted net income per common share	$0.27	$0.29	$0.26

Other Business Combinations

During the first half of fiscal 2007, the Company purchased businesses operating in Argentina and Brazil and the remaining minority interest in its joint venture in India.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. Activity in the Company’s allowance for doubtful accounts for the years ended February 28, 2007, February 28, 2006 and February 28, 2005 is presented in the following table (in thousands):

	Balance at beginning of period	Charged to income or expense	Deductions (a)	Balance at end of period
2005	$1,314	$1,743	$(1,728)	$1,329
2006	$1,329	$1,043	$(388)	$1,984
2007	$1,984	$1,066	$156	$3,206

(a)	Represents amounts written-off as uncollectible accounts receivable and other adjustments.

NOTE 5—Property and Equipment

The Company’s property and equipment is recorded at cost and consists of the following (in thousands):

	February 28, 2007	February 28, 2006
Computer equipment	$33,249	$21,353
Software, including software developed for internal use	47,724	39,877
Furniture and fixtures	3,548	2,095
Leasehold improvements	11,480	7,940

	$96,001	$71,265
Less: accumulated depreciation	(50,743)	(35,443)

Property and equipment, net	$45,258	$35,822

Depreciation expense was $14.4 million, $11.6 million and $9.3 million for the years ended February 28, 2007, February 28, 2006 and February 28, 2005, respectively. The average useful lives of property and equipment ranges from 3 to 7 years.

NOTE 6—Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the Company completed the annual impairment test as of February 28, 2007 and no goodwill impairment was deemed necessary. The following is a summary of goodwill for the years ended February 28, 2007, February 28, 2006 and February 28, 2005 (in thousands):

Balance at February 28, 2005	$73,591
Add: acquisition (1)	2,803
Impact of foreign currency fluctuations and other	(452)

Balance at February 28, 2006	$75,942
Add: acquisition of JBoss, Inc. (see NOTE 3)	256,692
Add: acquisition of other businesses (2)	7,544
Less: tax benefits related to acquired NOL carryforwards utilized during fiscal 2007	(11,830)
Impact of foreign currency fluctuations and other	489

Balance at February 28, 2007	$328,837

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	On December 7, 2004, the Company completed the purchase of certain assets of Netscape Security Solutions from Netscape Communications Corporation and America Online, Inc. for a purchase price of $21.1 million in cash. The assets acquired include a directory server and certificate management system. In April 2006, an additional $2.5 million was paid under an earn-out provision, resulting in an increase in goodwill in the same amount.
(2)	Goodwill additions represent the excess of purchase price over tangible and identifiable intangible assets of acquired businesses operating in India, Argentina and Brazil.

NOTE 7—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of purchased technologies, customer and reseller relationships, trademarks, copyrights and patents, which are amortized over the estimated useful life, generally on a straight line basis. Useful lives range from three to fifteen years for purchased technologies and customer and reseller relationships and three to ten years for trademarks, copyrights and patents. As of February 28, 2007, trademarks with an indefinite estimated useful life totaled $8.7 million. As of February 28, 2006, the Company had no identifiable intangible assets with an indefinite estimated useful life. Amortization expense associated with identifiable intangible assets was $9.4 million, $3.8 million and $1.6 million for the years ended February 28, 2007, February 28, 2006 and February 28, 2005, respectively. During the year ended February 28, 2007, the Company acquired an additional $79.2 million of identifiable intangible assets related to the acquisition of JBoss, Inc. See NOTE 3. The following is a summary of identifiable intangible assets (in thousands):

	February 28, 2007			February 28, 2006
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$7,135	$(4,058)	$3,077	$4,486	$(2,500)	$1,986
Purchased technologies	17,450	(8,421)	9,029	13,323	(4,561)	8,762
Customer and reseller relationships	88,264	(6,056)	82,208	3,700	(981)	2,719

Total identifiable intangible assets	$112,849	$(18,535)	$94,314	$21,509	$(8,042)	$13,467

As of February 28, 2007, amortization expense on existing intangibles for the next five fiscal years is as follows (in thousands):

2008	$12,087
2009	11,447
2010	10,984
2011	9,673
2012	8,581

NOTE 8—Other Assets

Other assets were comprised of the following (in thousands):

	February 28, 2007	February 28, 2006
Debt issue costs—convertible debentures	$5,643	$8,652
Cost-basis investments	4,803	5,132
Equity-basis investment	20,151	20,013
Security deposits	1,755	1,305

Total	$32,352	$35,102

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company reviews the non-marketable cost-basis investments in equity securities for other than temporary declines in fair value based on prices recently paid for shares in that company, as well as changes in market conditions. The carrying values are not necessarily representative of the amounts that the Company could realize in a current transaction. During the year ended February 28, 2006, declines considered other than temporary related to non-marketable cost-basis investments in equity securities totaled $1.4 million. During the years each ended February 28, 2007 and 2005, no significant losses were recognized for equity investments in other companies.

Equity-basis investment represents $20.0 million related to the Company’s previously announced investment in Open Inventions Network LLC (“OIN”) and the related share of OIN’s accumulated earnings. The Company uses the equity method to account for its investment in OIN. The equity method requires the Company to increase or decrease the carrying amount of its investment in OIN to reflect the Company’s pro rata share of OIN’s gains and losses, respectively.

NOTE 9—Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable at February 28, 2007 and February 28, 2006 approximated their fair values due to the short-term nature of these items. As of February 28, 2007 and February 28, 2006, the fair value of the convertible debentures was approximately $609.6 million and $668.0 million, respectively.

The fair value of the Company’s short-term and long-term investments in debt securities at February 28, 2007 and February 28, 2006 differed from their historical cost by $2.1 million and $9.7 million in unrealized losses, respectively. The Company had no realized gains or losses on sales of investments in debt securities for the year ended February 28, 2007 and gains of approximately $0.1 million and $2.2 million for the years ended February 28, 2006 and February 28, 2005, respectively. Following is a summary of the historical cost, unrealized gain (loss) and fair values of the Company’s investments at February 28, 2007 (in thousands):

	February 28, 2007
	Unrealized
	Cost	Loss	Fair Value
Short-term corporate and other debt securities	$199,232	$(136)	$199,096
Short-term government and agency debt securities	152,329	(598)	151,731

Total short-term debt securities	$351,561	$(734)	$350,827

Long-term corporate and other debt securities	153,872	(574)	153,298
Long-term government and agency debt securities	125,495	(765)	124,730

Total long-term debt securities	$279,367	$(1,339)	$278,028

Total debt securities	$630,928	$(2,073)	$628,855

The following table summarizes the maturities of the Company’s investments at February 28, 2007 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Maturity of Short and Long Term Investments	$628,855	$356,518	$217,699	$54,638	$—

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the historical cost, unrealized gain (loss) and fair values of the Company’s investments at February 28, 2006 (in thousands):

	February 28, 2006
	Unrealized
	Cost	Loss	Fair Value
Short-term corporate and other debt securities	$362,427	$(1,699)	$360,728
Short-term government and agency debt securities	178,517	(1,921)	176,596

Total short-term debt securities	$540,944	$(3,620)	$537,324

Long-term corporate and other debt securities	65,495	(753)	64,742
Long-term government and agency debt securities	213,272	(5,345)	207,927

Total long-term debt securities	$278,767	$(6,098)	$272,669

Total debt securities	$819,711	$(9,718)	$809,993

As of February 28, 2007, gross unrealized gains and losses on these investments were $0.5 million and $2.6 million, respectively. The investments in debt securities mature through August 15, 2010 and $350.8 million matures in the Company’s fiscal year ending February 29, 2008. The Company evaluates investments with unrealized losses to determine if the losses are other-than-temporary. The gross unrealized losses were primarily due to changes in interest rates. The Company has determined that the gross unrealized losses at February 28, 2007 are temporary. In making this determination, the Company considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments’ cost, the length of time the investments have been in an unrealized loss position and its ability to hold the investment to maturity.

NOTE 10—Accrued Expenses

Accrued expenses were comprised of the following (in thousands):

	February 28, 2007	February 28, 2006
Wages and other compensation related expenses	$20,745	$14,921
Other trade payables	14,811	8,799
Income and other taxes payable	2,263	7,319
Other	653	921

Total accrued expenses	$38,472	$31,960

NOTE 11—Convertible Debentures

In January 2004, the Company issued $600 million in convertible senior debentures (“Debentures”). Pursuant to a previously announced common stock and convertible debenture repurchase program, the Company has repurchased certain Debentures since their issuance. As of February 28, 2006, there was $570 million in principal amount of the Debentures outstanding. The Debentures mature on January 15, 2024 and bear interest at a rate of 0.5% per annum, payable semiannually on January 15 and July 15 of each year. The Debentures are senior unsecured obligations and rank equally in right of payment with all of the Company’s other existing and future unsecured and unsubordinated debt. The Debentures are convertible into approximately 22,273,000 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 39.0753 shares per $1,000 principal amount of debentures (which represents a conversion price of approximately $25.59

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

per share) subject to adjustment under certain conditions. The holders of the Debentures may convert their Debentures into shares of the Company’s common stock prior to stated maturity under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ending February 29, 2004 if the closing sale price of the Company’s common stock exceeds 120% of the then current conversion price for at least 20 consecutive trading days in the 30 consecutive trading-day period ending on the last trading day of the immediately preceding fiscal quarter; (2) during any 5 consecutive trading-day period immediately following any 5 consecutive trading-day period (the “Debenture Measurement Period”) in which the average trading price of the Debentures during that Debenture Measurement Period was less than 97% of the average conversion value for the Debentures during such period; however, the holders may not convert their Debentures after January 15, 2019 if on any trading day during such Debenture Measurement Period the closing sale price of shares of our common stock was between the then current conversion price on the Debentures and 120% of the then current conversion price of the Debentures; (3) upon the occurrence of specified corporate transactions; or (4) if the Company has called the Debentures for redemption. Based upon the terms of the Debentures, the contingent conversion features were not triggered as of February 28, 2006. The Company may redeem the Debentures, in whole or in part, in cash at any time on or after January 15, 2009. Holders of the Debentures may require the Company to redeem the Debentures, in whole or in part, in cash on January 15 of 2009, 2014 and 2019. As of February 28, 2007, no Debentures were redeemed. Accrued interest to the redemption date will be paid by the Company in any such redemption. Interest payments on the Debentures totaling $2.9 million were made during each year ended February 28, 2007 and February 28, 2006. Accrued interest at February 28, 2007 and February 28, 2006, was $0.4 million.

In connection with the issuance of the Debentures, the Company incurred $15.8 million of issuance costs, which primarily consisted of investment banker fees, legal and other professional fees. These costs are being amortized and are recorded as additional interest expense through January 2009, the first scheduled date on which holders have the option to require the Company to repurchase the Debentures. Amortization expense related to the issuance costs was approximately $3.0 million for each of the years ended February 28, 2007, February 28, 2006 and February 28, 2005. At February 28, 2007 and February 28, 2006, net debt issuance costs associated with the Debentures was $5.6 million and $8.7 million, respectively, and is recorded in other assets, net.

NOTE 12—Income Taxes

The components of the Company’s provision for income taxes consisted of the following (in thousands):

	February 28, 2007	February 28, 2006	February 28, 2005
Current:
Foreign	$871	$4,367	$2,893
Federal	1,944	—	219
State	—	—	24

Current tax expense	2,815	4,367	3,136
Deferred:
Foreign	672	(2,036)	(3,621)
Federal	26,169	—	—
State	—	—	—

Deferred tax expense	26,841	(2,036)	(3,621)

Net provision (benefit) for income taxes	$29,656	$2,331	$(485)

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended February 28, 2007, the Company recorded $29.7 million of income tax expense, which resulted in an effective rate of 33.1%. The Company’s effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the reversal of valuation allowances on certain deferred tax assets. The provision for income tax expense for the year ended February 28, 2007 consists of $28.2 million of U.S. income tax expense and $1.5 million of foreign income tax expense.

Significant components of the Company’s deferred tax assets and liabilities at February 28, 2007 and February 28, 2006, consist of the following (in thousands):

	February 28, 2007	February 28, 2006
Deferred tax assets:
Domestic net operating loss carryforwards	$145,972	$174,584
Foreign net operating loss carryforwards	8,775	6,623
Domestic credit carryforwards	8,059	1,651
Goodwill	10,405	10,747
Stock-based compensation	7,719	—
Compensation-related accruals	558	4,521
Deferred revenue and costs	5,790	2,007
Other	2,596	1,591

Total deferred tax assets	189,874	201,724
Valuation allowance for deferred tax assets	(131,026)	(187,734)

Total deferred tax assets	58,848	13,990
Deferred tax liabilities:
Fixed and intangible assets	38,647	8,672
Other	696	—

Total deferred tax liabilities	39,343	8,672

Net deferred tax asset	$19,505	$5,318

Net deferred tax assets are recorded in other assets, net.

As of February 28, 2007, the Company continues to record a valuation allowance for certain foreign tax losses, certain stock-based compensation expenses related to excess tax benefits recognized prior to the adoption of SFAS 123R, and an acquired NOL carryforward that is subject to a limitation under Section 382 of the Internal Revenue Code. The U.S. net deferred tax asset attributable to U.S. NOL’s from stock-based compensation expense deductions generated prior to adoption of SFAS 123R are being recognized as, and to the extent that, taxes payable are reduced. As these deferred tax assets attributable to NOL’s from stock-based compensation expense deductions are realized, the benefit of the deferred tax asset is recorded to additional paid in capital.

As of February 28, 2007, the Company had U.S. federal and state NOL carryforwards of approximately $386.0 million and $258.0 million, respectively. These NOL carryforwards expire in varying amounts beginning in 2020 and 2008 for federal and state income tax purposes, respectively.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Taxes computed at the statutory federal income tax rates are reconciled to the provision for income taxes for the years ended February 28, 2007, February 28, 2006 and February 28, 2005, respectively, as follows (in thousands):

	February 28, 2007	February 28, 2006	February 28, 2005
Effective rate	33.11%	2.84%	(1.08)%
Provision at federal statutory rate, 35%	$31,347	$28,705	$15,729
State tax (net of federal tax benefit)	2,160	2,846	2,247
Foreign rate differential	2,083	(823)	2,053
Change in valuation allowance	(7,167)	(30,471)	(20,611)
Nondeductible items	1,993	2,074	97
Stock-based compensation	(750)	—	—
Other	(10)	—	—

Provision for income taxes	$29,656	$2,331	$(485)

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

The Company purchased 60,408, 1,235,301 and 7,691,100 shares of its common stock during the fiscal years ended February 28, 2007, February 28, 2006 and February 28, 2005, respectively, at an aggregate cost of $1.7 million, $16.7 million and $100.0 million, respectively. This amount is recorded as treasury stock on the Company’s Consolidated Balance Sheets.

Preferred Stock

At February 28, 2007, the Company has authorized 5,000,000 shares of preferred stock with a par value of $0.0001 per share. No shares of preferred stock were outstanding as of February 28, 2007 or February 28, 2006.

NOTE 14—Stock Options

The Company’s 2004 Long-Term Incentive Plan, as amended (the “2004 Plan”), provides for the granting of stock options, nonvested shares and deferred share units, among other awards. As of February 28, 2007, approximately 7.4 million shares of common stock were reserved for issuance upon exercise of future options to be granted to any employee, officer or director or consultant of the Company at terms and prices to be determined by the Board of Directors. The 2004 Plan provides that the purchase price per share for each option shall not be less than the fair market value of the common stock on the date of grant. Options granted under the 2004 Plan to date include contract terms of five years and generally vest 25% upon completion of one full year of service and 6.25% on the first day of each subsequent three-month period of service. The 1999 Stock Option and Incentive Plan (the “1999 Plan”) provides that the purchase price per share for each non-qualified option should be set by the Board of Directors on the date of grant. The purchase price per share for each Incentive Stock

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Option (“ISO”) shall not be less than the fair market value of the common stock on the date of grant. The maximum contract term for an option granted under the 2004 Plan is seven years from the date of grant and under the 1999 Plan is ten years from the date of grant. Options granted under the 1999 Plan generally vest 25% upon completion of one full year of service and 6.25% on the first day of each subsequent three-month period of service.

Stock Options

The following table summarizes the activity for the Company’s stock options for the years ended February 28, 2007, February 28, 2006 and February 28, 2005:

	Shares Underlying Options	Weighted Average Exercise Price Per Share
Outstanding at February 29, 2004	21,653,292	$9.67
Granted	5,291,000	14.87
Exercised	(2,560,319)	6.61
Forfeited	(1,372,661)	12.65

Outstanding at February 28, 2005	23,011,312	$11.05

Granted	4,387,573	15.67
Exercised	(7,326,712)	5.97
Forfeited	(1,369,058)	17.87

Outstanding at February 28, 2006	18,703,115	$13.43

Granted	4,321,669	18.19
Exercised	(2,951,730)	8.11
Forfeited	(1,168,367)	16.94
Converted—JBoss options at acquisition	724,039	1.07

Outstanding at February 28, 2007	19,628,726	$15.12

Options are typically granted with an exercise price equal to the market price of the Company’s common stock on the date of grant. During the year ended February 28, 2007, except for options converted as part of the JBoss acquisition, and during the year ended February 28, 2005, all options granted under Red Hat Plans were issued with exercise prices equal to the grant date market price of the Company’s common stock. During the year ended February 28, 2006, under the 2004 Plan, 200,000 options were granted on shares with a grant date market price of $15.34 and a weighted average exercise price of $18.41.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes information, as of February 28, 2007, about the Company’s outstanding and exercisable stock options:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.00 - $ 3.21	1,801,238	5.3	$0.72	1,480,393	$0.60
$ 3.22 - $ 6.41	2,949,532	4.8	$5.06	2,923,872	$5.05
$ 6.42 - $ 9.62	1,355,689	5.6	$7.60	1,214,805	$7.60
$ 9.63 - $12.03	630,720	1.0	$11.01	211,375	$11.07
$12.04 - $16.03	5,356,790	3.6	$14.01	2,080,933	$13.93
$16.04 - $19.24	832,937	5.1	$17.52	349,200	$17.67
$19.25 - $22.44	3,594,671	4.7	$20.12	509,208	$21.22
$22.45 - $28.86	2,673,321	4.2	$25.83	1,673,196	$26.43
$28.87 - $32.06	80,450	3.9	$29.22	12,487	$29.27
$32.07 and over	353,378	2.7	$84.81	353,378	$84.81

Total	19,628,726	4.3	$15.12	10,808,847	$13.67

The intrinsic value of options outstanding and options exercisable at February 28, 2007 was $175.5 million and $123.7 million, respectively.

The following summarizes information, as of February 28, 2007, about the Company’s outstanding stock options expected to vest based on an estimated forfeiture rate of 15% per annum:

	Options Expected to Vest
Exercise Prices	Number Expected to Vest	Weighted Average Exercise Price
$ 0.00 - $ 3.21	304,999	$1.21
$ 3.22 - $ 6.41	25,030	$6.12
$ 6.42 - $ 9.62	135,119	$7.54
$ 9.63 - $12.03	354,229	$10.98
$12.04 - $16.03	2,785,228	$14.04
$16.04 - $19.24	390,091	$17.43
$19.25 - $22.44	2,333,441	$19.94
$22.45 - $28.86	793,112	$24.84
$28.87 - $32.06	54,104	$29.22
$32.07 and over	—	$—

Total	7,175,353	$16.61

The intrinsic value at February 28, 2007 of options expected to vest was $44.2 million.

The total intrinsic value of stock options exercised during the years ended February 28, 2007, February 28, 2006 and February 28, 2005 was $45.2 million, $141.3 million and $35.0 million, respectively.

As of February 28, 2007, compensation cost related to unvested stock options not yet recognized in the Company’s Consolidated Financial Statements totaled $65.0 million. The weighted average period over which these unvested stock options are expected to be recognized is approximately 2 years.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nonvested Shares

The following table summarizes the activity for the Company’s nonvested shares for the years ended February 28, 2007, February 28, 2006 and February 28, 2005:

	Nonvested Shares	Weighted Average Grant-date Fair Value
Nonvested at February 29, 2004	—	$—
Granted	10,000	11.83
Vested	—	—
Forfeited	—	—

Nonvested at February 28, 2005	10,000	$11.83
Granted	120,188	13.29
Vested	(2,500)	11.83
Forfeited	—	—

Nonvested at February 28, 2006	127,688	$13.20
Granted	350,914	20.79
Vested	(51,115)	13.06
Forfeited	—	—

Nonvested at February 28, 2007	427,487	$19.45

The intrinsic value of nonvested shares outstanding at February 28, 2007 was $9.6 million.

Nonvested shares granted under the 2004 Plan generally vest 25% on the first anniversary of the date of grant and 6.25% on the first day of each subsequent three-month period. Nonvested shares are generally amortized to expense on a straight-line basis over four years. The total fair value of nonvested shares recognized in the Consolidated Financial Statements for the years ended February 28, 2007, February 28, 2006 and February 28, 2005 was $1.1 million, $0.4 million and $0.1 million, respectively. The intrinsic value of nonvested shares vesting in the years ended February 28, 2007 and February 28, 2006 was $1.3 million and $0.1 million, respectively. No nonvested shares vested in fiscal 2005.

As of February 28, 2007, compensation cost related to nonvested share awards not yet recognized in the Company’s Consolidated Financial Statements totaled $7.7 million. The weighted average period over which these nonvested share awards are expected to be recognized is approximately 3.6 years.

Deferred Share Units

Deferred share units are generally awarded to directors and vest immediately. Deferred share units awarded during the years ended February 28, 2007 and February 28, 2006 totaled 11,698 and 18,677 shares, respectively, with a weighted average fair value per share of $22.75 and $16.30, respectively. The total fair value of deferred share units recognized in the Company’s Consolidated Financial Statements for the years ended February 28, 2007 and February 28, 2006 was $0.4 million and $0.2 million, respectively. No deferred share units were awarded during the year ended February 28, 2005.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15—Commitments and Contingencies

As of February 28, 2007, the Company leased office space and certain equipment under various non-cancelable operating leases. Future minimum lease payments required under the operating leases at February 28, 2007 are as follows (in thousands):

Fiscal Year	Operating Leases
2008	$8,833
2009	7,970
2010	6,863
2011	5,331
2012	3,554
Thereafter	18,479

Total minimum lease payments	$51,030

Rent expense under operating leases was $8.6 million, $5.8 million and $5.4 million for the fiscal years ended February 28, 2007, February 28, 2006 and February 28, 2005, respectively. During the fiscal year ended February 28, 2006, the Company paid off all of its capital leases.

In January 2002, the Company assumed the lease obligation of an unrelated third party for an office building which serves as the Company’s headquarters. This lease terminates in June 2020. As compensation to the Company for assuming this obligation, the third party paid rent on the Company’s behalf from the commencement of the sublease until February 2003, is allowing the Company the use of all furniture and fixtures, including building improvements, that were in the building at the time of the commencement of the sublease, and paid the Company a certain monthly amount through October 2002, to offset the operating expenses of this building, all of which was valued in the aggregate at $5.9 million. Included in the aggregate amount was $3.6 million representing the fair value of furniture and fixtures. This credit balance began to amortize, as a reduction to related rent expense, in fiscal 2004 and will continue to do so until the lease terminates in June 2020. The furniture and fixtures are being depreciated over a period of seven years. As of February 28, 2007 and February 28, 2006, the carrying amount of the long-term deferred lease credit was $4.7 and $5.0 million, respectively.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—Legal Proceedings

Red Hat Professional Consulting, Inc., formerly PTI, a wholly owned subsidiary of the Company acquired in February 2001, together with its former directors and some of its former principal shareholders, is a defendant in a suit brought by a former employee in DeKalb County Superior Court in Georgia (Case No. 00-CV-5509-8). The plaintiff asserts, among other things, breach of various employment agreements and seeks monetary damages. Red Hat Professional Consulting, Inc. has filed an answer, affirmative defenses and counterclaims, denying all liability. All discovery in the matter is complete. On October 31, 2005, a hearing was held on defendants’ Third Motion for Partial Summary Judgment, and the Court granted summary judgment on three of the claims. A pre-trial order was entered in the matter, and it was set for trial on December 11, 2006. However, the Court elected to delay trial for purposes of rehearing plaintiff’s motion for partial summary judgment, and that hearing was held on December 11, 2006. On February 16, 2007, the Court issued an order in favor of plaintiff and against all defendants on plaintiff’s claim that his stock option agreement had been breached. The order does not set forth a remedy. This order is being appealed by the Company. The Company has been indemnified, subject to certain limitations, in this matter by the former PTI shareholders; however, in light of the adverse ruling and the possibility of further adverse rulings there is a possibility that any damage award in this case could, if upheld, exceed the limits of such indemnification. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

Commencing on or about March 29, 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. On August 8, 2001, Chief Judge Michael Mukasey of the U.S. District Court for the Southern District of New York issued an order that transferred all of the so-called IPO allocation actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings (Case No. 21 MC 92). The Court has consolidated the actions into a single action. The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages, attorneys’ and expert fees and other unspecified costs. No discovery has occurred to date. In October of 2002, the individual director and officer defendants of the Company were dismissed from the case without prejudice. In October of 2004, the District Court certified a class in six of the 310 actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Company’s action is not one of the focus cases. The Company, among other issuers, the plaintiffs, and the insurers, have agreed, in concept, to a proposed settlement whereby the Company would be released from this litigation. The proposed settlement contemplates that any amounts needed to fund the settlement-related expenses would come from participating issuers’ directors and officers liability insurance proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay the issuer’s allocable share of the settlement costs. That proposed settlement has been submitted to the Court for its consideration. A fairness hearing on the proposed settlement was held on April 24, 2006. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification with respect to the focus cases and remanded the matter for further consideration. As a result, all matters in the case, including approval of the proposed settlement, await determination of whether a newly defined class can meet with the approval of the Court. If a newly defined class is approved and the settlement is approved, the Company has not been informed of any material limitations in its insurance coverage which would result in financial exposure to the Company. If the plaintiffs are unsuccessful in certifying a new class or the settlement is not approved, the Company intends to defend itself vigorously in this matter. There can be no assurance, however, that the Company will be successful, and an adverse resolution of

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

Commencing on August 4, 2003, the Company filed suit against The SCO Group, Inc. (“SCO”) in the U.S. District Court for the District of Delaware seeking a declaratory judgment that the Company is not infringing any of SCO’s intellectual property rights (Civil Action No. 03-722-SLR). In addition, the Company has asserted claims against SCO under Delaware and federal law, including deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, trade libel and violations of the Lanham Act. The Company contends that SCO has made false and misleading public statements in alleging that software code, in which SCO claims to own copyrights and trade secrets, was misappropriated and incorporated into the Company’s product and that SCO has threatened legal action. On September 15, 2003, SCO filed a motion to dismiss contending, among other things, that no actual controversy exists and that the declaratory judgment that the Company seeks would be warranted. On April 6, 2004, the Court denied SCO’s motion to dismiss but stayed further action in the case pending the resolution of litigation pending in the U.S. District Court for the District of Utah between SCO and IBM. On April 20, 2004, Red Hat filed a motion for reconsideration contending that a stay based on the Utah case would be inappropriate. On March 31, 2005, the Court denied the Company’s motion to reconsider but extended to the Company the right to renew the motion should matters materially change in the SCO v. IBM litigation.

In the summer of 2004, 14 class action lawsuits were filed against the Company and several of its present and former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of North Carolina. In each of the actions, plaintiffs seek to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arise in connection with the Company announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs assert that certain present and former officers (the “Individual Defendants”) and the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs seek unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in the Company’s common stock, disgorgement by the Company’s chief executive officer and former chief financial officer of certain compensation and profits from trading in the Company’s common stock pursuant to Section 304 of the Sarbanes-Oxley Act of 2002, and other relief. As of September 8, 2004, all of these class action lawsuits were consolidated into a single action referenced as Civil Action No. 5:04-CV-473BR and titled In re Red Hat, Inc. Securities Litigation. Lead counsel and lead plaintiff in the case have now been designated, and on May 6, 2005, the plaintiffs filed an amended consolidated class action complaint. On July 29, 2005, the Company, on behalf of itself and the Individual Defendants, filed a motion to dismiss the action for failure to state a claim upon which relief may be granted. Also on that date, PricewaterhouseCoopers LLP (“PwC”), another defendant, filed a separate motion to dismiss. On May 12, 2006, the Court issued an order granting the motion to dismiss the Securities Exchange Act claims against several of the Individual Defendants, but denying the motion to dismiss the Securities Exchange Act claims against the Company, its chief executive officer and its former chief financial officer. The Court dismissed the claims under the Sarbanes-Oxley Act in their entirety, and also granted PwC’s motion to dismiss. A scheduling order has been entered in the matter, and discovery is scheduled to conclude by September 21, 2007. On November 6, 2006, the plaintiffs filed a motion for class certification. Subsequent to the filing of that motion, several plaintiffs have withdrawn as potential class representatives, and the Company has opposed the certification of the remaining proposed class representatives. The Company intends to vigorously defend the remaining claims in this class action lawsuit. There can be no assurance, however, that the Company

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

On June 26, 2006, FireStar Software, Inc. filed a complaint in the U.S. District Court for the Eastern District of Texas (Civil Action No. 2-06CV-258), alleging that the Company and certain subsidiaries have directly and indirectly infringed FireStar’s U.S. Patent Number 6,101,502 by marketing, distributing, using and offering to provide support services for the JBoss Hibernate 3.0 software. An amended complaint was served on the Company on October 23, 2006, and on November 8, 2006, plaintiff filed a second amended complaint. The second amended complaint seeks, among other relief, compensatory damages, enhanced damages, costs, attorney’s fees and injunctive relief. On December 8, 2006, the Company filed its answer to the second amended complaint. Based on the Company’s efforts to date, the Company believes it has meritorious defenses to this matter, and the Company intends to vigorously defend itself. There can be no assurance, however, that the Company will be successful in its defense, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and ability to continue to capitalize on its service offerings around the Hibernate technology.

The Company also experiences other routine litigation in the normal course of our business. The Company believes that the outcome of this routine litigation will not have a material adverse effect on its consolidated financial position and results of operations.

NOTE 17—Employee Benefit Plans

401(k) Plan

The Company provides a retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Participants may elect to contribute a portion of their annual compensation to the plan, after complying with certain limitations set by the IRC. Employees are eligible to participate in the plan if they are over 21 years of age. The Company has the option to make contributions to the plan and contributed $3.2 million, $1.6 million and $1.1 million to the plan for the years ended February 28, 2007, February 28, 2006 and February 28, 2005, respectively.

Employee Stock Purchase Plan

In 1999, the Company’s stockholders approved the 1999 Employee Stock Purchase Plan (the “Plan”), under which 1,500,000 shares of the Company’s common stock could be sold to employees. The Plan provides that participants may authorize the Company to withhold up to the lesser of 15% or $12,500 of their earnings on a semi-annual basis, to purchase shares of stock at a price equal to the lesser of 85% of the fair value of the stock as of the first business day of the period or the last business day of the period. The Plan will terminate at the earlier of the date that all 1,500,000 shares have been sold or at June 2, 2009. During the years ended February 28, 2007, February 28, 2006 and February 29, 2005, 254,000, 147,000 and 194,000 shares, respectively, of the Company’s common stock were sold under the Plan. The Company’s Board of Directors has indefinitely suspended future offerings under the Plan.

NOTE 18—Share and Debenture Repurchase Program

On October 27, 2006, the Company announced that its Board of Directors authorized a program to repurchase in aggregate up to $250.0 million of the Company’s common stock, par value $.0001 per share, and in aggregate up to $75 million of its Debentures due 2024 from time to time on the open market or in

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

privately negotiated transactions, as applicable. The program will expire on the earlier of (i) October 31, 2007, or (ii) a determination by the Board of Directors, the Chief Executive Office or the Chief Financial Officer to discontinue the program. During the year ended February 28, 2007, the Company repurchased none of its common stock or Debentures under the repurchase program.

During the third quarter of fiscal 2007, the Company entered into a $25.0 million structured stock repurchase transaction which matured and settled during the quarter. At maturity of the structured stock repurchase transaction, had the Company’s stock been below a pre-determined market price, the Company would have received up to an aggregate of 1.6 million shares of its common stock in return for its investment. At the actual maturity of the transaction, the market price of the stock was above the pre-determined market price and resulted in the Company receiving its $25.0 million investment returned with a premium of $1.5 million. The $1.5 million premium was recorded as additional paid-in-capital on the Company’s Consolidated Balance Sheet at February 28, 2007.

NOTE 19—Unaudited Quarterly Results

Below are unaudited condensed quarterly results for the year ended February 28, 2007 (in thousands, except per share amounts):

	Year Ended February 28, 2007 Unaudited
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except per share data)
Revenue:
Subscriptions	$95,907	$88,860	$84,947	$71,492
Training and services	15,216	16,966	14,726	12,510

Total subscription and training and services revenue	$111,123	$105,826	$99,673	$84,002
Gross profit	$93,692	$88,386	$83,253	$70,557
Income from operations	$16,638	$13,587	$9,452	$12,612
Other income, net	$11,902	$11,113	$9,573	$10,702
Net income	$20,487	$14,620	$11,047	$13,753
Diluted net income (b)	$21,467	$15,543	$12,000	$14,705
Net income per common share (a):
Basic	$0.11	$0.08	$0.06	$0.07
Diluted	$0.10	$0.07	$0.05	$0.07
Weighted average shares outstanding:
Basic	192,303	191,298	190,292	183,579
Diluted	220,594	219,458	219,940	214,325

(a)	Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per common share.
(b)	Diluted net income is computed by adjusting net income for the interest expense and amortization of debt issuance costs associated with the Debentures, assuming the Debentures were converted to common stock.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Below are unaudited condensed quarterly results for the year ended February 28, 2006 (in thousands, except per share amounts):

	Year Ended February 28, 2006 Unaudited
	4th Quarter	3rd Quarter	2nd Quarter (c)	1st Quarter (c)
	(in thousands, except per share data)
Revenue:
Subscription revenue	$66,665	$60,211	$54,327	$49,240
Training and services revenue	12,056	12,901	11,391	11,540

Total subscription and training and services revenue	$78,721	$73,112	$65,718	$60,780
Gross profit	$66,293	$61,255	$53,466	$48,152
Income from operations	$19,761	$18,749	$11,927	$7,647
Other income, net	$7,452	$6,645	$8,220	$7,735
Net income	$27,317	$23,203	$16,732	$12,435
Diluted net income (b)	$28,740	$24,565	$18,079	$13,964
Net income per common share (a):
Basic	$0.15	$0.13	$.09	$.07
Diluted	$0.13	$0.12	$.09	$.07
Weighted average shares outstanding:
Basic	180,898	177,615	177,208	176,781
Diluted	213,482	211,783	208,583	206,907

(a)	Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per common share.
(b)	Diluted net income is computed by adjusting net income for the interest expense and amortization of debt issuance costs associated with the Debentures, assuming the Debentures were converted to common stock.
(c)

Amortization of identifiable intangible assets, which was previously reported as a separate line item on the Consolidated Statements of Operations has been reclassified to conform with current period presentation. The impact of the reclassification was a reduction of $660 thousand to gross profit, with no change to net income, for the 1st and 2nd quarters of the year ended February 28, 2006.

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

Report of Management on Internal Control Over Financial Reporting

Report of Management on internal control over financial reporting is set forth above under PART II, Item 8, “Financial Statements and Supplementary Data—Report of Management on Internal Control Over Financial Reporting.”

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter ended February 28, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We intend to file with the SEC a definitive proxy statement with respect to the Annual Meeting of Stockholders to be held on August 16, 2007. The information under the sections entitled “Board of Directors and Corporate Governance Information,” “Compensation and Other Information Concerning Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” from our definitive proxy statement for the annual meeting of stockholders, which is to be filed with the SEC not later than 120 days after the close of our fiscal year ended February 28, 2007 (the “2007 Proxy Statement”), is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information under the section entitled “Compensation and Other Information Concerning Executive Officers” and “Board of Directors and Corporate Governance Information” from the 2007 Proxy Statement is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Compensation and Other Information Concerning Executive Officers” from the 2007 Proxy Statement is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the section entitled “Compensation and Other Information Concerning Executive Officers” and “Board of Directors and Corporate Governance Information” from the 2007 Proxy Statement is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the sections entitled “Board of Directors and Corporate Governance Information” and “Ratification of Selection of Independent Registered Public Accounting Firm” from the 2007 Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report under “Item 8—Financial Statements and Supplementary Data”:

1. Financial Statements:

Report of Independent Registered Public Accounting Firm	55

Consolidated Balance Sheets at February 28, 2007 and February 28, 2006	57

Consolidated Statements of Operations for the years ended February 28, 2007, February 28, 2006 and February 28, 2005	58

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income for the years ended February 28, 2007, February 28, 2006 and February 28, 2005	59

Consolidated Statements of Cash Flows for the years ended February 28, 2007, February 28, 2006 and February 28, 2005	60

Notes to Consolidated Financial Statements	61

2. Financial Statement Schedules:

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3. List of Exhibits:

Exhibit No.		Description of Exhibits

3.1+

Third Amended and Restated Certificate of Incorporation, as amended, of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on October 16, 2001 (File no. 000-26281))

3.2+

Amended and Restated By-laws, as amended, of registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 14, 2000 (File no. 333-94775))

4.1+

Specimen certificate representing the common stock of the registrant (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on June 4, 1999 (File no. 333-80051))

4.2+

Registration Rights Agreement, dated January 12, 2004, between the registrant and UBS Securities LLC (incorporated by reference to Exhibit 4.3 to the registrant’s Annual Report on Form 10-K filed with the SEC on May 14, 2004 (File no. 000-26281))

4.3+

Indenture, dated as of January 12, 2004, by and between the registrant, as issuer, and U.S. Bank Trust N.A., as trustee, for the 0.50% Convertible Senior Debentures due 2024, including the form of 0.50% Convertible Senior Debentures due 2024 attached thereto as Exhibit A (incorporated by reference to Exhibit 4.4 to the registrant’s Annual Report on Form 10-K filed with the SEC on May 14, 2004 (File no. 000-26281))

4.4+

First Amended and Restated Investor Rights Agreement by and among the registrant and the Investors and Founders listed therein, dated as of February 25, 1999, as amended (incorporated by reference to Exhibit 10.7 to the registrant’s Registration Statement on Form S-1 filed with the SEC on June 4, 1999 (File no. 333-80051))

10.1+	*

Red Hat, Inc. 1998 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on June 4, 1999 (File no. 333-80051))

10.2+	*

Red Hat, Inc. 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-1 filed with the SEC on June 4, 1999 (File no. 333-80051))

10.3+	*

Non-Qualified Stock Option Agreement by and between the registrant and Matthew Szulik dated November 13, 1998 (incorporated by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-1 filed with the SEC on June 4, 1999 (File no. 333-80051))

10.4+		GNU General Public License (incorporated by reference to Exhibit 10.13 to the registrant’s Registration Statement on Form S-1 filed with the SEC on June 4, 1999 (File no. 333-80051))

10.5+	*

Employment Agreement by and between the registrant and Matthew Szulik dated July 24, 2002 (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K filed with the SEC on May 29, 2003 (File No. 000-26281))

10.6+	*

Restricted Stock Award Agreement by and between the registrant and Matthew Szulik dated June 27, 2001 (incorporated by reference to Exhibit 10.11 to the registrant’s Annual Report filed on Form 10-K with the SEC on May 29, 2003 (File no. 000-26281))

Exhibit No.		Description of Exhibits
10.7+*

Red Hat, Inc. 1999 Stock Option and Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on June 27, 2003 (File no. 000-26281))

10.8+*

Restricted Stock Award Agreement by and between the registrant and Matthew Szulik dated December 17, 2003 (incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report filed on Form 10-K with the SEC on May 14, 2004 (File no. 000-26281))

10.9+*

Letter Agreement by and between registrant and Charles E. Peters, Jr. (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on October 12, 2004 (File no. 000-26281))

10.10+	*

Incentive Stock Option Agreement by and between registrant and Charles E. Peters, Jr. (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on October 12, 2004 (File no. 000-26281))

10.11+	*

Non-Qualified Stock Option Agreement by and between registrant and Charles E. Peters (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on October 12, 2004 (File no. 000-26281))

10.12+	*

Long Term Incentive Plan Non-Qualified Stock Option Agreement for Directors (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report filed on Form 8-K with the SEC on December 21, 2004 (File No. 000-26281))

10.13+	*

Long Term Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report filed on Form 8-K with the SEC on December 21, 2004 (File No. 000-26281))

10.14+	*

Form of Non-Qualified Stock Option Agreement pursuant to Red Hat, Inc. 1999 Stock Option and Incentive Plan, as amended (incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report filed on Form 10-K with the SEC on May 16, 2005 (File no. 000-26281))

10.15+	*

Form of Incentive Plan and Stock Option Agreement pursuant to Red Hat, Inc. 1999 Stock Option and Incentive Plan, as amended (incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report filed on Form 10-K with the SEC on May 16, 2005 (File no. 000-26281))

10.16+	*

Form of 2004 Long Term Incentive Plan Director Deferred Stock Unit Agreement (with vesting) (incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report filed on Form 10-K with the SEC on May 16, 2005 (File no. 000-26281))

10.17+	*

Form of 2004 Long Term Incentive Plan Director Deferred Stock Unit Agreement (Vested) (incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report filed on Form 10-K with the SEC on May 16, 2005 (File no. 000-26281)

10.18+	*

Letter Agreement by and between registrant and Paul J. Cormier dated April 17, 2001 (incorporated by reference to Exhibit 10.26 to the registrant’s Annual Report filed on Form 10-K with the SEC on May 16, 2005 (File no. 000-26281))

10.19+	*

Letter Agreement by and between registrant and Alex Pinchev dated March 18, 2003 (incorporated by reference to Exhibit 10.26 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on May 16, 2005 (File no. 000-26281))

10.20+	*

Letter Agreement by and between registrant and Joanne Rohde dated January 8, 2004 (incorporated by reference to Exhibit 10.26 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on May 16, 2005 (File no. 000-26281))

10.21+	*

Letter Agreement by and between registrant and Michael R. Cunningham dated April 16, 2004 (incorporated by reference to Exhibit 10.26 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on May 16, 2005 (File no. 000-26281))

Exhibit No.		Description of Exhibits
10.22+	*

Amendment to Non-Qualified Stock Option Agreement by and between the registrant and Matthew J. Szulik dated effective December 30, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report filed on Form 8-K with the SEC on January 6, 2006 (File No. 000-26281))

10.23+	*

Amendment to Restricted Stock Award Agreement by and between the registrant and Matthew J. Szulik dated effective December 30, 2005 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report filed on form 8-K with the SEC on January 6, 2006 (File No. 000-26281))

10.24+	*-

Limited Liability Company Agreement of Open Inventions Network dated November 8, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on January 9, 2006 (File no. 000-26281))

10.25+	*	Executive Base Salaries and Target Bonus Amounts (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K with the SEC on June 29, 2006 (File no. 000-26281))

10.26+	*	2006 Performance Compensation Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report filed on Form 8-K with the SEC on August 23, 2006 (File no. 000-26281))

10.27+	*

Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on August 23, 2006 (File no. 000-26281))

10.28+	*	2006 Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report filed on Form 8-K with the SEC September 29, 2006 (File no. 000-26281))

10.29+	*-

Executive Variable Compensation Plan 2007 Performance Objectives (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on October 10, 2006 (File No. 000-26281))

10.30+	*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report filed on Form 8-K with the SEC on February 28, 2007 (File No. 000-33162))

10.31+	*	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report filed on Form 8-K with the SEC on February 28, 2007 (File No. 000-33162))

10.32+	*

Form of Non-Qualified Stock Option Agreement for Executive Employees (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report filed on Form 8-K with the SEC on February 28, 2007 (File No. 000-33162))

10.33+	*	Form of Amendment to Equity Awards of Executive (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report filed on form 8-K with the SEC on February 28, 2007 (File No. 000-33162))

10.34+	*

Senior Management Change in Control Severance Policy (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report filed on form 8-K with the SEC on February 28, 2007 (File No. 000-33162))

21.1		Subsidiaries of Red Hat, Inc.

23.1		Consent of PricewaterhouseCoopers LLP

Exhibit No.	Description of Exhibits
31.1

Certification of the registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of the registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan, contract or arrangement.
+	Previously filed.
-	Indicates confidential treatment requested as to certain portions of this exhibit which have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

By:	/s/ MATTHEW J. SZULIK
Matthew J. Szulik
President and Chief Executive Officer

Date: April 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW J. SZULIK Matthew J. Szulik	Chief Executive Officer, President and Chairman of the Board of Directors (principal executive officer)	April 30, 2007

/s/ CHARLES E. PETERS, JR. Charles E. Peters, Jr.	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	April 30, 2007

/s/ W. STEVE ALBRECHT W. Steve Albrecht	Director	April 30, 2007

/s/ MARYE ANNE FOX, PH.D. Marye Anne Fox, Ph.D.	Director	April 30, 2007

/s/ NARENDRA GUPTA Narendra Gupta	Director	April 30, 2007

/s/ WILLIAM S. KAISER William S. Kaiser	Director	April 30, 2007

/s/ EUGENE MCDONALD Eugene McDonald	Director	April 30, 2007

/s/ HENRY HUGH SHELTON Henry Hugh Shelton	Director	April 30, 2007