Form 10-Q
period 2007-05-31
RED HAT INC
filed 2007-07-10
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

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

As of June 29, 2007, there were 193,464,767 shares of common stock outstanding.

RED HAT, INC.

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands—except share and per share amounts)

	May 31, 2007 (unaudited)	February 28, 2007
ASSETS
Current assets:
Cash and cash equivalents	$437,384	$527,239
Investments in debt securities	400,074	350,827
Accounts receivable, net of allowances for doubtful accounts of $2,822 and $3,206, respectively	92,412	87,973
Prepaid expenses and other current assets	53,279	41,026

Total current assets	983,149	1,007,065
Property and equipment, net of accumulated depreciation and amortization of $55,165 and $50,743, respectively	47,713	45,258
Goodwill	344,819	328,837
Identifiable intangibles, net	95,477	94,314
Investments in debt securities	353,626	278,028
Other assets, net	32,824	32,352

Total assets	$1,857,608	$1,785,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,958	$12,062
Accrued expenses	38,375	38,472
Deferred revenue	264,651	249,615
Other current obligations	345	214

Total current liabilities	311,329	300,363
Deferred lease credits	5,141	5,235
Long-term deferred revenue	98,407	89,020
Other long-term obligations	23,801	—
Convertible debentures	570,000	570,000
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 204,348,488 and 204,016,560 shares issued, and 193,221,094 and 192,891,851 shares outstanding at May 31, 2007 and February 28, 2007, respectively	20	20
Additional paid-in capital	1,066,091	1,040,892
Accumulated deficit	(88,648)	(92,092)
Treasury stock at cost, 11,127,394 and 11,124,709 shares at May 31, 2007 and February 28, 2007, respectively	(125,789)	(125,789)
Accumulated other comprehensive loss	(2,744)	(1,795)

Total stockholders’ equity	848,930	821,236

Total liabilities and stockholders’ equity	$1,857,608	$1,785,854

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands—except per share amounts)

(Unaudited)

	Three Months Ended
	May 31, 2007	May 31, 2006
Revenue:
Subscriptions	$103,045	$71,492
Training and services	15,828	12,510

Total subscription and training and services revenue	118,873	84,002

Cost of subscription and training and services revenue:
Cost of subscriptions	7,601	5,996
Cost of training and services	10,663	7,449

Total cost of subscription and training and services revenue	18,264	13,445

Gross profit	100,609	70,557
Operating expense:
Sales and marketing	46,209	30,501
Research and development	21,787	13,815
General and administrative	17,661	13,629

Total operating expense	85,657	57,945

Income from operations	14,952	12,612
Other income, net	13,578	10,702
Interest expense	(1,495)	(1,484)

Income before provision for income taxes	27,035	21,830
Provision for income taxes	10,814	8,077

Net income	$16,221	$13,753

Basic net income per common share	$0.08	$0.07

Diluted net income per common share	$0.08	$0.07

Weighted average shares outstanding
Basic	193,082	183,579
Diluted	221,407	214,325

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	May 31, 2007	May 31, 2006
Cash flows from operating activities:
Net income	$16,221	$13,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,234	4,344
Deferred income taxes	8,330	5,411
Share-based compensation expense	8,386	7,626
Excess tax benefits from share-based payment arrangements	(12,610)	(2,135)
Amortization of debt issuance costs	752	752
Provision for doubtful accounts	582	501
Other	—	(279)
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable and earnings in excess of billings	(3,917)	(3,492)
Prepaid expenses and other current assets	(738)	(1,299)
Accounts payable	(4,223)	109
Accrued expenses	(1,764)	1,550
Deferred revenue	21,564	25,457
Other assets	(92)	75

Net cash provided by operating activities	39,725	52,373

Cash flows from investing activities:
Purchase of investment securities	(341,175)	(7,332)
Proceeds from sales and maturities of investment securities	215,480	278,031
Acquisitions of businesses, net of cash acquired	(11,784)	(1,911)
Purchase of developed technologies and other intangible assets	(3,488)	—
Purchase of property and equipment	(6,407)	(3,878)

Net cash provided by (used in) investing activities	(147,374)	264,910

Cash flows from financing activities:
Excess tax benefits from share-based payment arrangements	12,610	2,135
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	305
Proceeds from exercise of common stock options	3,074	7,330
Purchase of treasury stock	—	(173)
Proceeds from other borrowings	2,898	—
Payments on other borrowings	(666)	—

Net cash provided by financing activities	17,916	9,597

Effect of foreign currency exchange rates on cash and cash equivalents	(122)	2,490
Net increase (decrease) in cash and cash equivalents	(89,855)	329,370
Cash and cash equivalents at beginning of period	527,239	267,547

Cash and cash equivalents at end of period	$437,384	$596,917

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Company

Red Hat, Inc., incorporated in Delaware, together with its subsidiaries (“Red Hat” or the “Company”) is a global leader in providing open source software solutions to the enterprise. The Company is also the market leader in providing enterprise-ready open source operating system platforms. The Company applies its technology leadership to create its: enterprise operating platform, Red Hat Enterprise Linux; enterprise middleware platform, JBoss Enterprise Middleware Suite; and other infrastructure technology solutions, based on open source technology. The Company’s enterprise solutions are intended to meet the functionality requirements and performance demands of the enterprise and third-party computer hardware and software applications that are critical to the enterprise. The Company provides these solutions through integrated management services, Red Hat Network and JBoss Operations Network (“JBoss ON”), which allow various Red Hat enterprise technologies to be updated and configured and the performance of these and other technologies to be monitored in an automated fashion. These solutions reflect the Company’s continuing commitment to provide an enterprise-wide infrastructure platform and developer solutions based on open source technology. The Company derives its revenues and generates its cash from customers primarily from two sources: (i) subscriptions for its enterprise technologies and (ii) training and services revenue, as further described below in NOTE 2, Summary of Significant Accounting Policies.

NOTE 2—Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three months ended May 31, 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months ended May 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending February 29, 2008. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting. For further information, see the Company’s Consolidated Financial Statements, including notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007.

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

Training and Services Revenue

Training and services are comprised of revenue for consulting, engineering and customer training and education services. Consulting services consist of time-based arrangements, and revenue is recognized as these services are performed. Engineering services represent revenues earned under fixed fee arrangements with the Company’s OEM partners and other customers to provide for significant modification and customization of the Company’s Red Hat enterprise technologies. The Company recognizes revenues for these fixed fee engineering services using the percentage of completion basis of accounting, provided the Company has the ability to make reliable estimates of progress towards completion, the fee for such services is fixed or determinable and collection of the resulting receivable is probable. Under the percentage of completion method, earnings under the contract are recognized based on the progress toward completion as estimated using the ratio of labor hours incurred to total expected project hours. Changes in estimates are recognized in the period in which they are known. Revenue for customer training and education services is recognized on the dates the services are complete.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. The Company performs this assessment on an annual basis, typically during the fourth quarter of the fiscal year or whenever events or changes in circumstances indicate an impairment may have occurred. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets. No significant impairment losses were recognized by the Company for the three months ended May 31, 2007 and May 31, 2006.

Cash and Cash Equivalents

The Company considers investments purchased with a maturity period of three months or less at the date of purchase to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience and by industry and regional economic data. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company feels it is probable the receivable will not be recovered. The Company does not have off-balance-sheet credit exposure related to its customers. Accounts receivable includes earnings in excess of billings of $2.7 million and $2.3 million at May 31, 2007 and February 28, 2007, respectively.

Investments in Debt Securities

The Company’s investments at May 31, 2007 and February 28, 2007 are in debt securities which are classified as available for sale and carried at market value in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. These investments are classified as either a cash equivalent, current asset (Investments in debt securities-current) or long-term asset (Investments in debt securities-long-term) based on their time to maturity at date of purchase by the Company. Investments with a maturity date of one year or less from the balance sheet date are classified as a current asset and those with a maturity date of greater than one year are classified as a long-term asset. The average maturity period of the Company’s investment in debt securities was 1.0 years at May 31, 2007 and 0.7 years at February 28, 2007.

The Company’s investments are considered available for sale as these securities could be sold at any time in response to needs for liquidity, changes in the availability of and the yield on alternative instruments or changes in funding sources or terms. The Company had unrealized losses of $0.9 million and unrealized gains of $1.4 million related to these investments for the three months ended May 31, 2007 and May 31, 2006, respectively, which is recorded as other comprehensive income, a separate component of stockholders’ equity. The Company’s average rate of total return on its investments portfolio was 4.8% and 4.3% for the three months ended May 31, 2007 and May 31, 2006, respectively.

Internal Use Software

In accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalized $2.4 million and $1.6 million in costs related to the development of internal use software for its website, enterprise resource planning system and systems management applications during the three months ended May 31, 2007 and May 31, 2006, respectively. The Company amortizes the costs of computer software developed for internal use on a straight-line basis over an estimated useful life of five years. The carrying value of internal use software is included in property and equipment on the Consolidated Balance Sheets.

Capitalized Software Costs

Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. As a result of the Company’s practice of releasing source code that it has developed on a weekly basis for unrestricted download on the Internet, there is generally no passage of time between achievement of technological feasibility and the availability of the Company’s product for general release. Therefore, the Company has no internally developed capitalized software costs at May 31, 2007 and May 31, 2006.

During the three months ended May 31, 2007, the Company acquired $3.0 million of developed software technology which has been capitalized and is included in identifiable intangible assets on the Consolidated Balance Sheet at May 31, 2007.

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

The costs related to the issuance of the convertible debentures, which closed in January 2004, were capitalized and are being amortized to interest expense through January 2009, the first scheduled date on which holders have the option to require the Company to repurchase the convertible debentures. At issuance, costs related to the Company’s convertible debentures totaled $15.8 million and primarily consisted of investment banking, legal and other professional fees. Amortized issuance cost was approximately $0.8 million for each the three months ended May 31, 2007 and May 31, 2006. Unamortized issuance cost remaining at May 31, 2007 totaled $4.9 million and is included in other assets, net on the Consolidated Balance Sheets.

Share-Based Compensation

Effective March 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), using the modified-prospective transition method. Under the modified-prospective method, compensation costs recognized in each of the three months ended May 31, 2007 and May 31, 2006 includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of March 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation costs for all share-based awards granted on or subsequent to March, 1 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements for the three months ended May 31, 2007 and May 31, 2006 (in thousands):

	Three Months Ended May 31, 2007 (unaudited)	Three Months Ended May 31, 2006 (unaudited)
Cost of revenue	$582	$510
Sales and marketing	2,514	2,117
Research and development	2,125	1,497
General and administrative	3,165	3,502

Total share-based compensation	$8,386	$7,626

Share-based compensation expense qualifying for capitalization was insignificant for each of the three months ended May 31, 2007 and May 31, 2006. Accordingly, no share-based compensation expense was capitalized during the three months ended May 31, 2007 and May 31, 2006.

During the three months ended May 31, 2007, the Company granted the following share-based awards:

	Shares and Shares Underlying Awards (unaudited)	Weighted Average Per Share Fair Value (unaudited)
Options	316,400	$8.46
Nonvested shares	20,500	$22.07
Deferred share units	1,651	$21.95

Sales and Marketing Expenses

Sales and marketing expenses consist of costs, including salaries, sales commissions and related expenses, such as travel, of all personnel involved in the sales and marketing process. Sales and marketing expenses also include costs of advertising, sales lead generation programs, cooperative marketing arrangements and trade shows. All costs of advertising, including cooperative marketing arrangements, are expensed as incurred. Advertising expense totaled $5.2 million and $4.2 million for the three months ended May 31, 2007 and May 31, 2006, respectively.

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

Deferred Taxes and Uncertain Tax Positions

The Company accounts for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of its assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The majority of the Company’s deferred tax assets are attributable to U.S. net operating losses (“NOL’s”) from stock-based compensation expense deductions which were generated prior to the Company’s adoption of SFAS 123R and are offset by a valuation allowance. As required by SFAS 123R, these NOL’s from stock-based compensation deductions are being recognized as and only to the extent that taxes payable are reduced. As these NOL’s from stock-based compensation deductions are realized, the benefit of the deferred tax asset is recorded in additional paid in capital.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for the Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a comprehensive model for recognizing, measuring, presenting and disclosing uncertain income tax positions taken or expected to be taken by the Company on its tax returns. The Company adopted FIN 48 effective March 1, 2007. The cumulative effects of applying FIN 48 have been recorded in accumulated deficit in the Consolidated Balance Sheet at May 31, 2007 and are explained in NOTE 5 to the Consolidated Financial Statements.

Foreign Currency Translation

The Euro has been determined to be the functional currency for the Company’s European operations and local currencies have been determined to be the functional currencies for the Company’s Asia Pacific and South American operations.

Foreign exchange gains and losses, which result from the process of remeasuring foreign currency transactions into the appropriate functional currency, are included in other income, net in the Company’s Consolidated Statements of Operations. The translation of foreign currency financial statements into U.S. Dollars for financial reporting purposes is included in other comprehensive income, which is a separate component of stockholders’ equity. Net foreign exchange gains and losses, included in other income, were $0.3 million loss and $0.5 million gain for the three months ended May 31, 2007 and May 31, 2006, respectively.

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

The Company performs credit evaluations to reduce credit risk and requires no collateral from its customers. Management estimates the allowance for uncollectible accounts based on the Company’s historical experience and credit evaluation. The Company’s standard credit terms are net 30 days in the U.S., net 45 days in EMEA, and range from net 30 to net 60 days in Asia Pacific. No single customer accounted for 10% or more of the Company’s accounts receivable balance at May 31, 2007 and February 28, 2007.

For the three months ended May 31, 2007 and May 31, 2006, there were no individually significant customers from which the Company generated revenue.

Net Income Per Common Share

The Company computes net income per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”), Staff Accounting Bulletin No. 98 (“SAB 98”) and Emerging Issues Task Force No. 04-8, The Effect of Contingently Convertible Instruments on Diluted EPS. Under the provisions of SFAS 128 and SAB 98, basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income adjusted for interest expense and amortization of debt issuance costs associated with the convertible debentures, by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of shares issuable upon the exercise of stock options and convertible securities such as the Company’s convertible debentures. Diluted net income per share for the three months ended May 31, 2007 and May 31, 2006, assumes the conversion of the convertible debentures using the “if converted” method.

The following table reconciles the numerators and denominators of the earnings per share calculation for the three months ended May 31, 2007 and May 31, 2006 (in thousands, except per share amounts):

	Three Months Ended (unaudited)
	May 31, 2007	May 31, 2006
Diluted net income per share computation:
Net income	$16,221	$13,753
Interest expense on convertible debt, net of related tax	428	463
Amortization of debt issuance costs, net of related tax	451	489

Net income—diluted	$17,100	$14,705

Weighted average common shares outstanding	193,082	183,579
Incremental shares attributable to assumed exercise of outstanding options	6,052	8,473
Incremental shares attributable to assumed exercise of convertible debentures	22,273	22,273

	221,407	214,325

Diluted net income per share	$0.08	$0.07

The following shares are not included in the computation of diluted earnings per share because the option prices were greater than the average market price of the Company’s stock during the related periods and the effect of including such options in the computation would be antidilutive (in thousands):

	Three Months Ended (unaudited)
	May 31, 2007	May 31, 2006
Number of shares considered antidilutive for calculating diluted EPS	3,161	451

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

The Company has offices in more than 50 locations around the world. The Company manages its international business on an Americas-wide, EMEA-wide and Asia Pacific-wide basis. The following disclosure aggregates individually immaterial international operations and separately discloses the significant international operations at and for the three months ended May 31, 2007 and May 31, 2006 (in thousands):

	Americas	EMEA	Asia Pacific	Total

	Three Months Ended May 31, 2007 (unaudited)
Revenue from unaffiliated customers	$78,899	$24,752	$15,222	$118,873
Net income (loss)	$17,829	$(38)	$(1,570)	$16,221
Total assets	$1,727,233	$86,078	$44,297	$1,857,608

	Americas	EMEA	Asia Pacific	Total

	Three Months Ended May 31, 2006 (unaudited)
Revenue from unaffiliated customers	$56,162	$14,919	$12,921	$84,002
Net income (loss)	$13,161	$1,151	$(559)	$13,753
Total assets	$1,284,891	$54,017	$41,067	$1,379,975

Revenues from unaffiliated customers in the United States, the Company’s country of domicile, were approximately $74.9 million and $53.2 million for the three months ended May 31, 2007 and May 31, 2006, respectively. Revenues in Japan totaled $8.8 million and $7.7 million for the three months ended May 31, 2007 and May 31, 2006, respectively. In terms of revenue, Japan was the only individually material country outside the United States.

Comprehensive Income

The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income for the three months ended May 31, 2007 and May 31, 2006 was as follows (in thousands):

	Three Months Ended (unaudited)
	May 31, 2007	May 31, 2006
Comprehensive income:
Net income	$16,221	$13,753
Foreign currency translation adjustments, net of taxes	(85)	(213)
Change in unrealized losses on marketable securities, net of taxes	(864)	856

Total comprehensive income, net of taxes	$15,272	$14,396

As of May 31, 2007 and February 28, 2007, the Company holds investments in debt securities with an unrealized loss of $2.9 million and $2.1 million, respectively.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value within accounting principles generally accepted in the U.S., clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements. SFAS 157 does not require any new fair value measurements in U.S. generally accepted accounting principles. However, the definition of fair value in SFAS 157 may affect assumptions used by companies in determining fair value. The Company will be required to adopt SFAS 157 on March 1, 2008. The Company has not completed its evaluation of the impact on the Company’s consolidated financial statements of adopting SFAS 157, but currently believes the adoption of SFAS 157 will not require significant modification of the Company’s fair value measurements and will be substantially limited to expanded disclosures in the notes to the Company’s consolidated financial statements.

NOTE 3—Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the Company completed its annual impairment test as of February 28, 2007 and no goodwill impairment was deemed necessary. The following is a summary of goodwill for the three months ended May 31, 2007 (in thousands):

(unaudited)
Balance at February 28, 2007	$328,837
Add: acquisition of other businesses (1)	14,224
Add: FIN 48 tax adjustments related to acquired NOL carryforwards	1,364
Impact of foreign currency fluctuations and other	394

Balance at May 31, 2007	$344,819

(1)	Goodwill additions represent the excess of purchase price over tangible and intangible assets of businesses acquired during the three months ended May 31, 2007.

NOTE 4—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of purchased technologies, customer and reseller relationships, trademarks, copyrights and patents, which are amortized over the estimated useful life, generally on a straight line basis. Useful lives range from three to fifteen years for purchased technologies and customer and reseller relationships and three to ten years for trademarks, copyrights and patents. As of May 31, 2007, trademarks with an indefinite estimated useful life totaled $8.9 million. Amortization expense associated with identifiable intangible assets was $3.1 million and $1.1 million for the three months ended May 31, 2007 and May 31, 2006, respectively. The following is a summary of identifiable intangible assets (in thousands):

	May 31, 2007 (unaudited)			February 28, 2007
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$27,526	$(5,765)	$21,761	$26,863	$(5,236)	$21,627
Purchased technologies	21,066	(9,496)	11,570	17,450	(8,414)	9,036
Customer and reseller relationships	68,615	(6,469)	62,146	68,536	(4,885)	63,651

Total identifiable intangible assets	$117,207	$(21,730)	$95,477	$112,849	$(18,535)	$94,314

NOTE 5—Income Taxes

Income Tax Expense

During the three months ended May 31, 2007, the Company recorded $10.8 million of income tax expense, which resulted in an estimated annual effective tax rate of 40%. The Company’s estimated annual effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes. The provision for income tax expense for the three months ended May 31, 2006 was $8.1 million and was based on a then estimated annual effective tax rate of 37%, which differed from the 35% U.S. federal statutory rate primarily due to the treatment of certain incentive stock options which are included in the Company’s Consolidated Statement of Operations for the three months ended May 31, 2006 but are considered non-deductible for tax purposes.

Deferred Taxes

As of May 31, 2007, the Company’s net deferred tax asset balance was $146.1 million, of which $114.2 is offset by a valuation allowance. Deferred tax assets consists primarily of NOL’s from stock-based compensation expense deductions in the U.S. The Company provides a valuation allowance against its net deferred tax assets with respect to NOL’s attributable to certain stock-based compensation expense deductions related to excess tax benefits recognized prior to the adoption of SFAS 123R, research tax credits, certain foreign NOL’s and an acquired NOL carryforward that is subject to a limitation under Section 382 of the Internal Revenue Code. The U.S. net deferred tax asset attributable to U.S. NOL’s from stock-based compensation expense deductions generated prior to adoption of SFAS 123R are being recognized as, and to the extent that, taxes payable are reduced. As these deferred tax assets attributable to NOL’s from stock-based compensation expense deductions are realized, the benefit of the deferred tax asset is recorded in additional paid in capital.

As of May 31, 2007, the Company had U.S. federal and state NOL carryforwards of approximately $385.9 million and $313.4 million, respectively. These NOL carryforwards expire in varying amounts beginning in 2020 and 2008 for federal and state income tax purposes, respectively.

Uncertain Tax Positions

The Company adopted the provisions of FIN 48 on March 1, 2007. As a result of the implementation of FIN 48, the Company increased (i) other long-term obligations related to unrecognized tax benefits by $21.1 million, the amount of unrecognized tax benefits as of the date of adoption, (ii) deferred tax assets by $6.7 million,

(iii) goodwill by $1.4 million and (iv) accumulated deficit by $12.8 million, which was the total amount of unrecognized tax benefits as of the date of adoption that, if recognized, would impact the effective tax rate.

During the three months ended May 31, 2007, the amount of unrecognized tax benefits increased by approximately $0.9 million with respect to the continuation in the current period for uncertain tax positions taken during a prior period. The Company anticipates that similar increases in amount will occur during the remaining quarters of fiscal 2008. The Company does not currently expect any other significant changes in its unrecognized tax benefits for fiscal 2008. No settlements of uncertain income tax positions or reductions in long-term obligations related to unrecognized tax benefits occurred during the three months ended May 31, 2007.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as income tax expense. Accrued interest and penalties related to unrecognized tax benefits at adoption totaled $1.0 million. There were no significant changes to these accrued interest and penalties during the three months ended May 31, 2007.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of May 31, 2007. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOL’s:

Tax Jurisdiction	Years Subject to Income Tax Examination
U.S. federal	1994 – Present
North Carolina	1999 – Present
Ireland	2001 – Present
Japan	2006 – Present

NOTE 6—Commitments and Contingencies

As of May 31, 2007, the Company leased office space and certain equipment under various non-cancelable operating leases. Rent expense under operating leases was $3.3 million and $2.5 million for the three months ended May 31, 2007 and May 31, 2006, respectively.

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

NOTE 7—Legal Proceedings

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

Commencing on or about March 29, 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. On August 8, 2001, Chief Judge Michael Mukasey of the U.S. District Court for the Southern District of New York issued an order that transferred all of the so-called IPO allocation actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings (Case No. 21 MC 92). The Court has consolidated the actions into a single action. The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages, attorneys’ and expert fees and other unspecified costs. No discovery has occurred to date. In October of 2002, the individual director and officer defendants of the Company were dismissed from the case without prejudice. In October of 2004, the District Court certified a class in six of the 310 actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Company’s action is not one of the focus cases. The Company, among other issuers, the plaintiffs, and the insurers, agreed in concept to a proposed settlement whereby the Company would be released from this litigation. The proposed settlement contemplates that any amounts needed to fund the settlement-related expenses would come from participating issuers’ directors and officers liability insurance proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay the issuer’s allocable share of the settlement costs. That proposed settlement was submitted to the Court for its consideration. A fairness hearing on the proposed settlement was held on April 24, 2006. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification with respect to the focus cases and remanded the matter for further consideration. As a result, all matters in the case, including any settlement proposal, await determination of whether a newly defined class can meet with the approval of the Court. If a newly defined class is approved, new settlement discussions are likely to occur. The Company intends to defend itself vigorously in this matter. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

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

In the summer of 2004, 14 class action lawsuits were filed against the Company and several of its present and former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of North Carolina. In each of the actions, plaintiffs seek to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arise in connection with the Company announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs assert that certain present and former officers (the “Individual Defendants”) and the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs seek unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in the Company’s common stock, disgorgement by the Company’s chief executive officer and former chief financial officer of certain compensation and profits from trading in the Company’s common stock pursuant to Section 304 of the Sarbanes-Oxley Act of 2002, and other relief. As of September 8, 2004, all of these class action lawsuits were consolidated into a single action referenced as Civil Action No. 5:04-CV-473BR and titled In re Red Hat, Inc. Securities Litigation. Lead counsel and lead plaintiff in the case have now been designated, and on May 6, 2005, the plaintiffs filed an amended consolidated class action complaint. On July 29, 2005, the Company, on behalf of itself and the Individual Defendants, filed a motion to dismiss the action for failure to state a claim upon which relief may be granted. Also on that date, PricewaterhouseCoopers LLP (“PwC”), another defendant, filed a separate motion to dismiss. On May 12, 2006, the Court issued an order granting the motion to dismiss the Securities Exchange Act claims against several of the Individual Defendants, but denying the motion to dismiss the Securities Exchange Act claims against the Company, its chief executive officer and its former chief financial officer. The Court dismissed the claims under the Sarbanes-Oxley Act in their entirety, and also granted PwC’s motion to dismiss. On November 6, 2006, the plaintiffs filed a motion for class certification. Subsequent to the filing of that motion, several plaintiffs withdrew as potential class representatives, and the Company opposed the certification of the remaining proposed class representatives. On May 11, 2007, the Court entered an order denying class certification and denying all other pending motions as moot. The Company intends to vigorously defend any remaining claims in this matter. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

On June 26, 2006, FireStar Software, Inc. filed a complaint in the U.S. District Court for the Eastern District of Texas (Civil Action No. 2-06CV-258), alleging that the Company and certain subsidiaries have directly and indirectly infringed FireStar’s U.S. Patent Number 6,101,502 by marketing, distributing, using and offering to provide support services for the JBoss Hibernate 3.0 software. An amended complaint was served on the

Company on October 23, 2006, and on November 8, 2006, plaintiff filed a second amended complaint. The second amended complaint seeks, among other relief, compensatory damages, enhanced damages, costs, attorney’s fees and injunctive relief. On December 8, 2006, the Company filed its answer to the second amended complaint. On May 23, 2007, the Court entered an order directing FireStar to file within 15 days its claim assertions and infringement contentions and documents supporting such assertions and contentions. Those assertions and contentions were received by Red Hat on June 7, 2007. Red Hat is obligated to file its invalidity contentions and supporting documents within 45 days of receipt of plaintiffs’ assertions and contentions. The Court’s order also permits the parties to enter into discovery related to these contentions and assertions and to jurisdictional issues. On June 24, 2007, FireStar filed a third amended complaint but did not seek to amend the relief requested. The Company has until July 13, 2007 to amend its answer in response to the third amended complaint. Based on the Company’s efforts to date, the Company believes it has meritorious defenses to this matter, and the Company intends to vigorously defend itself. There can be no assurance, however, that the Company will be successful in its defense, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and ability to continue to capitalize on its service offerings around the Hibernate technology.

The Company also experiences other routine litigation in the normal course of our business. The Company believes that the outcome of this routine litigation will not have a material adverse effect on its consolidated financial position and results of operations.

NOTE 8—Share and Debenture Repurchase Program

On October 27, 2006, the Company announced that its Board of Directors authorized a program to repurchase in aggregate up to $250.0 million of the Company’s common stock, par value $.0001 per share, and in aggregate up to $75 million of its Debentures due 2024 from time to time on the open market or in privately negotiated transactions, as applicable. The program will expire on the earlier of (i) October 31, 2007, or (ii) a determination by the Board of Directors, the Chief Executive Officer or the Chief Financial Officer to discontinue the program. During the three months ended May 31, 2007, the Company repurchased none of its common stock or Debentures under the repurchase program.

NOTE 9—Business Combinations

Acquisition of JBoss, Inc.

On June 2, 2006, the Company completed its acquisition of JBoss, Inc. for approximately $328.8 million in base consideration. The Company is also obligated to pay an additional approximately $46 million in cash pursuant to the acquisition agreement upon the achievement of certain performance milestones related to sales of JBoss products and services during the calendar year 2007.

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three months ended May 31, 2006 (in thousands, except per share amounts) as if the acquisition of JBoss had occurred at the beginning of fiscal 2007, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisitions actually taken place at the beginning of fiscal 2007.

Three Months Ended (unaudited, Pro Forma) May 31, 2006
Revenue	$93,099
Net income	$10,684
Diluted net income	$11,683
Basic net income per common share	$0.06
Diluted net income per common share	$0.05

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

We sell our enterprise technologies through subscriptions, and we recognize revenue over the period of the subscription agreements with our customers. In addition, we generally provide certain managed services for each of our enterprise technologies, through Red Hat Network (“RHN”) and JBoss Operating Network (“JBoss ON”), as a component of our subscriptions. We market our offerings primarily to enterprise customers including large enterprises, government organizations, small and medium size businesses and educational institutions.

We have focused on introducing and gaining acceptance for Red Hat enterprise technologies that comprise our open source architecture. Since introducing our initial enterprise open source operating system platform, Red Hat Enterprise Linux, it has gained widespread independent software vendor (“ISV”) and independent hardware vendor (“IHV”) support. We have continued to build our open source architecture by expanding our enterprise offerings and introducing new systems management services, middleware, clustering capability, file management systems, directory and certificate technologies and enhanced security functionality. We intend to bring the value of open source technology to other key areas of the enterprise infrastructure as the development community efforts support and customer needs dictate.

We derive our revenues and generate cash from customers primarily from two sources: (i) subscription revenue and (ii) training and services revenue. The arrangements with our customers that produce these revenues and cash are explained in further detail under “Critical Accounting Policies” below and in NOTE 2 to the Consolidated Financial Statements. These arrangements typically involve subscriptions to Red Hat enterprise technologies. Our revenues are affected by, among other factors, corporate, government and consumer spending levels. In evaluating the performance of our business, we consider a number of factors, including total revenues, deferred revenues, operating income, operating margin and cash flows from operations.

On June 2, 2006 we acquired JBoss, Inc. (“JBoss”), an open source company whose main products are middleware offerings developed and designed for service-oriented architectures, permitting web-enabled applications to run on open source and other platforms.

Revenue. For the three months ended May 31, 2007, total revenue increased 41.5% or $34.9 million to $118.9 million from $84.0 million for the three months ended May 31, 2006. This increase resulted primarily from an increasing level of adoption of Red Hat Enterprise Linux as a primary computing platform by the larger enterprise customers, as well as growing penetration of the small and mid-sized business market and increased adoption of other Red Hat enterprise technologies. The success of our business model is predicated on the acceptance and widespread deployment of our open source technologies, our ability to generate subscription revenues on a per installed system basis for Red Hat enterprise technology and our ability to increase annual average subscription revenues per customer by providing additional value to our customers in the form of additional technology infrastructure and by providing customers with additional services.

Deferred Revenue. Our deferred revenue, current and long-term, balance at May 31, 2007 was $363.1 million. Because of our subscription model and revenue recognition policies, deferred revenues improve predictability of future revenues. Deferred revenues at May 31, 2007 increased 7.2% as compared to the balance at February 28, 2007 of $338.6 million.

Subscriptions. Our enterprise technologies are sold under subscription agreements. These agreements typically have a one or three year subscription period. The subscription entitles the end user to maintenance, which generally consists of a specified level of support, as well as security updates, bug fixes, functionality enhancements and upgrades to the technology, when and if available, during the term of the subscription through our integrated management technologies, RHN and JBoss ON. Our customers have the ability to purchase higher levels of subscriptions that increase the level of support the customer is entitled to receive. Subscription revenue increased for the first quarter of fiscal 2008 and has increased each quarter of fiscal 2007, 2006 and 2005 and is being driven primarily by the increased market acceptance and use of open source software by the enterprise and our expansion of sales channels and geographic footprint during these periods.

Sales by geography. We operate our business in three geographic regions: The Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Singapore, Japan, India, Australia, South Korea and China). For the three months ended May 31, 2007, approximately $44.0 million or 37.0% of our revenue was generated outside the United States compared to approximately $30.8 million or 36.7% for the three months ended May 31, 2006. Our international operations are expected to continue increasing as our international sales force and channels become more mature and as we enter new locations or expand our presence in existing locations. As of May 31, 2007, we have offices in more than 50 locations throughout the world.

Income from operations. Operating income was 12.6% and 15.0% of total revenue for the three months ended May 31, 2007 and May 31, 2006, respectively. The decrease in operating income as a percentage of revenue is a result of expenditures made in sales and marketing and research and development efforts which increased as a percentage of revenue from 52.8% for the three months ended May 31, 2006 to 57.2% for the same period ended May 31, 2007. Research and development costs increased as a result of expanding our capabilities in virtualization and other technologies. Sales costs increased as a result of building our sales force in anticipation of growing demand across a growing number of locations while increased marketing costs are primarily due to product launches, our annual users conference and other one-time marketing events. In contrast, general and administrative costs declined as a percentage of revenue from 16.2% for the three months ended May 31, 2006 to 14.9% for the same period ended May 31, 2007.

Gross profit margin. Subscriptions made up 86.7% and 85.1% of total revenues for the three months ended May 31, 2007 and May 31, 2006, respectively. The gross profit margin on subscriptions was 92.6% and 91.6% for the three months ended May 31, 2007 and May 31, 2006, respectively. These two trends, the increased percentage of sales represented by subscriptions and improvements in the gross profit margin of subscriptions, resulted in the improvement of our gross profit margin to 84.6% for the three months ended May 31, 2007 from 84.0% for the same period ended May 31, 2006.

Cash, cash equivalents, investments in debt securities and cash flow from operations. Cash, cash equivalents and short-term and long-term investments in debt securities balances at May 31, 2007 totaled $1.2 billion. During the three months ended May 31, 2007, we generated $39.7 million in cash flow from operations primarily related to the increase in sales of subscriptions during the period. Our significant cash balance gives us a measure of flexibility to take advantage of opportunities such as acquisitions, increasing investment in international areas and purchasing our own common stock and debt securities.

In our fiscal year ending February 29, 2008 (“fiscal 2008”), we continue to focus on, among other things, (i) gaining widespread acceptance and deployment of Red Hat Enterprise Linux as a mission-critical operating system platform by the enterprise and of JBoss Enterprise Middleware, (ii) generating increasing subscription revenue on a per installed system basis by renewing subscriptions and providing additional value to our customers and by growing the number of enterprise technologies that comprise our open source architecture and (iii) generating increased revenues by providing additional systems management, developer and other services as well as from additional market penetration through a broader and deeper set of channel partner relationships, including original equipment manufacturers (“OEMS”), and our own international expansion, among other means.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies include the following:

•	Revenue recognition;

•	Impairment of long-lived assets;

•	Share-based compensation; and

•	Deferred taxes and uncertain tax positions.

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

Training and services revenue

Training and services are comprised of revenue for consulting, engineering and customer training and education services. Consulting services consist of time-based arrangements, and revenue is recognized as these services are performed. Engineering services represent revenues earned under fixed fee arrangements with our OEM partners and other customers to provide for significant modification and customization of our Red Hat enterprise technologies. We recognize revenues for these fixed fee engineering services using the percentage of completion basis of accounting, provided we have the ability to make reliable estimates of progress towards completion, the fee for such services is fixed or determinable and collection of the resulting receivable is probable. Under the percentage of completion method, earnings under the contract are recognized based on the progress toward completion as estimated using the ratio of labor hours incurred to total expected project hours. Changes in estimates are recognized in the period in which they are known. Revenue for customer training and education services is recognized on the dates the services are complete.

Impairment of long-lived assets

We evaluate the recoverability of our property and equipment and other assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. We perform this assessment on an annual basis, typically during the fourth quarter of the fiscal year or whenever events or changes in circumstances indicate an impairment may have occurred. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets. No significant impairment losses were recognized during the three months ended May 31, 2007 and May 31, 2006. See NOTE 2 to the Consolidated Financial Statements.

Share-based compensation

Effective March 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under the modified-prospective method, compensation costs include (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, March 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (“SFAS 123”) and (b) compensation costs for all share-based awards granted on or subsequent to March 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R and described in NOTE 2 to the Consolidated Financial Statements.

Deferred taxes and uncertain tax positions

We account for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of our assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The majority of our deferred tax assets are attributable to U.S. NOL’s from stock-based compensation expense deductions which were generated prior to our adoption of SFAS 123R and are offset by a valuation allowance. As required by SFAS 123R, these NOL’s from stock-based compensation deductions are being recognized as and only to the extent that taxes payable are reduced. As these NOL’s from stock-based compensation deductions are realized, the benefit of the deferred tax asset is recorded in additional paid in capital.

As of May 31, 2007, our net deferred tax asset balance was $146.1 million, of which $114.2 million is offset by a valuation allowance. We continue to provide a valuation allowance against our net deferred tax assets with respect to NOL’s attributable to research tax credits, certain foreign NOL’s, certain stock-based compensation expense deductions related to excess tax benefits recognized prior to the adoption of SFAS 123R, and an acquired NOL carryforward that is subject to a limitation under Section 382 of the Internal Revenue Code.

Our effective tax rate could be affected by, among other things, changes in the mix of earnings and losses in countries with differing statutory tax rates and certain stock-based compensation expenses arising from SFAS 123R. During the three months ended May 31, 2007 and May 31, 2006, we recorded a net income tax expense of $10.8 million and $8.1 million, respectively.

In July 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a comprehensive model for recognizing, measuring, presenting and disclosing uncertain income tax positions taken or expected to be taken by us on our tax returns. We adopted FIN 48 effective March 1, 2007. The cumulative effects of applying FIN 48 have been recorded in accumulated deficit and are explained in NOTE 5 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Three months ended May 31, 2007 and May 31, 2006

The following table is a summary of our results of operations for the three months ended May 31, 2007 and May 31, 2006 (in thousands):

	Three Months Ended (unaudited)
	May 31, 2007	May 31, 2006	$ Change	% Change
Revenue:
Subscriptions	$103,045	$71,492	$31,553	44.1%
Training and services	15,828	12,510	3,318	26.5

Total subscription and training and services revenue	118,873	84,002	34,871	41.5

Cost of subscription and training and services revenue:
Cost of subscriptions	7,601	5,996	1,605	26.8
As a % of subscription revenue	7.4%	8.4%
Cost of training and services	10,663	7,449	3,214	43.1
As a % of training and services revenue	67.4%	59.5%

Total cost of subscription and training and services revenue	18,264	13,445	4,819	35.8
As a % of total revenue	15.4%	16.0%

Total gross profit	100,609	70,557	30,052	42.6

As a % of total revenue	84.6%	84.0%
Operating expense:
Sales and marketing	46,209	30,501	15,708	51.5
Research and development	21,787	13,815	7,972	57.7
General and administrative	17,661	13,629	4,032	29.6

Total operating expense	85,657	57,945	27,712	47.8

As a % of total revenue	72.1%	69.0%
Income from operations	14,952	12,612	2,340	18.6
As a % of total revenue	12.6%	15.0%
Other income, net	13,578	10,702	2,876	26.9
Interest expense	(1,495)	(1,484)	(11)	0.7

Income before provision for income taxes	27,035	21,830	5,205	23.8
Provision for income taxes	10,814	8,077	2,737	33.9

Net income	$16,221	$13,753	$2,468	17.9%

As a % of total revenue	13.6%	16.4%

Revenue

Subscription revenue

Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat enterprise technologies, increased by 44.1% or $31.6 million to $103.0 million for the three months ended May 31, 2007 from $71.5 million for the same period ended May 31, 2006. The increase in subscription revenue is primarily being driven by subscriptions to our principal enterprise technology, Red Hat Enterprise Linux, which has gained broader market acceptance in mission critical areas of computing and our international expansion. The increase is, in part, a result of the continued migration of larger enterprises in industries such as financial services to our open source platform from a proprietary Unix platform. We expect subscription revenue to continue an upward trend with the increased market acceptance for our offerings and with our continued international expansion.

Training and services revenue

Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees for services received from customers for deployment of Red Hat enterprise technologies and for delivery of added functionality to Red Hat Enterprise Linux or other technologies for our major customers and OEM partners. Training and services revenue increased by 26.5% or $3.3 million to $15.8 million for the three months ended May 31, 2007 from $12.5 million for the same period ended May 31, 2006. The adoption of Linux and other open source technologies as a primary computing platform increases the need for training and consulting services. Accordingly, consulting services revenue increased by 52.8% or $2.3 million. Training revenue increased 12.1% or $1.0 million as a result of continued demand for Red Hat Certified Engineers, Technicians and Architects. Additionally, we enabled more resellers to provide our training services which increased the availability of training classes. These trends are expected to continue as Red Hat Enterprise Linux and other open source technology subscription sales continue to grow.

Cost of revenue

Cost of subscription revenue

The cost of subscription revenue primarily consists of expenses we incur to support, distribute, manufacture and package Red Hat enterprise technologies. These costs include labor related cost to provide technical support and maintenance, as well as cost for fulfillment, physical media, literature, packaging and shipping. Cost of subscription revenue increased by 26.8% or $1.6 million to $7.6 million for the three months ended May 31, 2007 from $6.0 million for the same period ended May 31, 2006. The increase is primarily the result of continued additions to our technical support staff to meet the demands of our growing subscriber base. As the number of open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will continue to occur at a rate slower than that of subscription revenue growth.

Cost of training and services revenue

Cost of training and services revenue is mainly comprised of personnel and third party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to certain customers. Cost of training and services revenue increased by 43.1% or $3.2 million to $10.7 million for the three months ended May 31, 2007 from $7.4 million for the same period ended May 31, 2006. The increase is primarily related to the increased use of outside contractors and the increased rental of off-premise training facilities from third parties to meet the growing demand for our training courses in an increased number of locations. As well we are using a greater number of outside contractors to meet the growing demand for our professional services. We anticipate continued increased demand for professional services and training for Red Hat Certified Engineers, Technicians and Architects. As a result we anticipate expanding further the number of available classes to meet the demand throughout fiscal 2008.

Gross profit

Gross profit increased by 42.6% or $30.1 million to $100.6 million for the three months ended May 31, 2007 from $70.6 million for the same period ended May 31, 2006. Gross profit margin was 84.6% and 84.0% of total revenues for the three months ended May 31, 2007 and May 31, 2006, respectively. The increase in gross profit and gross profit margin was primarily due to the continued increase in revenue and profitability of our Red Hat Enterprise Linux subscription offerings. While we are selling an increased volume of subscriptions, the costs to deliver these subscriptions, as a percentage of subscription revenue, has decreased to 7.4% for the three months ended May 31, 2007 from 8.4% for the same period ended May 31, 2006. This is in part due to scale and efficiencies resulting from advancements in our packaging and shipping processes which allow us to deliver more of our subscriptions via lower cost electronic delivery when compared to box delivery.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 51.5% or $15.7 million to $46.2 million for the three months ended May 31, 2007 from $30.5 million for the same period ended May 31, 2006. This increase was primarily due to a $8.1 million increase in sales compensation and related $0.6 million in travel costs primarily due to expansion of our sales force from the prior year. Marketing costs also increased by $2.9 million of which $1.4 million relates to increased marketing compensation costs. Additional advertising expenses of $0.9 million result from product launches and the timing of our annual users conference. The remaining increase in sales and marketing costs relate to technology infrastructure enhancements and incremental amortization expense related to identifiable intangibles, including licensing agreements, trademarks and customer reseller relationships. These increased investments to build our Red Hat sales force across a growing number of locations in anticipation of demand and to further support our brand throughout the world resulted in an increase of sales and marketing expense, as a percentage of revenues, from 36.3% for the three months ended May 31, 2006 to 38.9% for the three months ended May 31, 2007.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased by 57.7% or $8.0 million to $21.8 million for the three months ended May 31, 2007 from $13.8 million for the same period ended May 31, 2006. The increase in research and development costs resulted from both the additional expansion of our engineering group through direct hire and the acquisition of businesses and technologies. Compensation and related travel expenses increased by $5.9 million and $0.3 million. The expansion of our existing engineering group primarily relates to additional engineering resources to support the expansion of our product offerings and the localization of new and existing products into multiple languages. The remaining increase in research and development costs relate to technology infrastructure enhancements. Research and development expense was 18.3% and 16.4% of total revenues for the three months ended May 31, 2007 and May 31, 2006, respectively. Investing in research and development has been a priority for Red Hat and we anticipate continued spending as we expand our capabilities in virtualization and other technologies.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, facilities and information systems expense. General and administrative expense increased by 29.6% or $4.0 million to $17.7 million for the three months ended May 31, 2007 from $13.6 million for the same period ended May 31, 2006. Increased headcount across all functions to help the business scale increased compensation and facilities costs by $1.8 million and $0.7 million, respectively. The remaining increase in general and administrative costs relates to technology infrastructure enhancements and includes the use of outside contractors which contributed an additional $0.5 million. General and administrative expense was approximately 14.9% and 16.2% of total revenues for the three months ended May 31, 2007 and May 31, 2006, respectively.

Other income, net

Other income, net consists of interest income earned on cash deposits in money market accounts and investments in short and long-term fixed income instruments, net gains realized on the sale of investments and foreign currency revaluation gains and losses. Other income, net increased by 26.9% or $2.9 million to $13.6 million for the three months ended May 31, 2007 from $10.7 million for the same period ended May 31, 2006. The increase is due to a $3.9 million increase in interest income. The increase in interest income is primarily attributable to higher rates of return and higher cash and investment balances. The increase in interest income is partially offset by foreign currency revaluation losses which increased $0.8 million for the three months ended May 31, 2007 as compared to the same period ended May 31, 2006.

Interest expense

Interest expense primarily consists of interest and the related amortization of deferred debt issuance costs associated with the convertible debentures and totaled $1.5 million for each of the three months ended May 31, 2007 and May 31, 2006. Long-term convertible debentures outstanding at May 31, 2007 and February 28, 2007 totaled $570 million.

Income taxes

During the three months ended May 31, 2007, we recorded $10.8 million of income tax expense, which resulted in an effective tax rate of 40.0%. Our effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes. During the three months ended May 31, 2006, we recorded $8.1 million of income tax expense, which resulted in an estimated annual effective tax rate of 37%. Our estimated annual tax rate differed from the 35% U.S. federal statutory rate primarily due to the treatment of certain incentive stock options which are included in our Consolidated Statement of Operations for the three months ended May 31, 2006 but are considered non-deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

We have historically derived a significant portion of our liquidity and operating capital from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and secondary public offerings, the issuance of convertible debentures and borrowings under working capital lines of credit. At May 31, 2007, we had total cash and investments of $1.2 billion, which was comprised of $437.4 million in cash and cash equivalents, $400.0 million of short-term, fixed-income investments and $353.6 million of long-term, fixed-income investments. This compares to total cash and investments of $1.2 billion at February 28, 2007.

We currently have sufficient liquidity with $437.4 million in cash and cash equivalents on hand that we presently do not intend to liquidate our short and long-term investments prior to their scheduled maturity dates. However, in the event that we did liquidate these investments prior to their scheduled maturities and there were no changes in market interest rates, we could be required to recognize a realized loss on those investments when we liquidate. At May 31, 2007, we have an unrealized loss of $2.9 million on our investments in debt securities compared to $2.1 million at February 28, 2007.

Three Months ended May 31, 2007

At May 31, 2007, cash and cash equivalents totaled $437.4 million, a decrease of $89.9 million as compared to February 28, 2007. The decrease in cash and cash equivalents for the three months ended May 31, 2007 resulted from purchases of investment securities of $341.2 million, acquisitions of businesses of $11.8 million and investments in equipment and technology of $9.9 million. These investments were partially offset by proceeds from sales of investment securities of $215.5 million, cash from operations which contributed $39.7 million, excess tax benefits from share-based payment arrangements of $12.6 million, proceeds of $3.1 million from employees’ exercise of common stock options and other net borrowings of $2.2 million.

Change in presentation of cash flows resulting from the adoption of SFAS 123R

SFAS 123R requires that the portion of income tax benefits resulting from tax deductions in excess of a share-based award’s original grant date fair value, the “excess tax benefits”, be presented as a source of cash flow from financing activities. Prior to our adoption of SFAS 123R in fiscal 2007, had we realized such excess tax benefits from the exercise of share-based awards, we would have presented these excess tax benefits as a source of cash flow from operating activities. For the three months ended May 31, 2007, we recognized $12.6 million of excess income tax benefits from share-based awards, of which $12.1 million resulted from tax NOL carryforwards related to stock-based compensation expense deductions. For the three months ended May 31, 2006 we recognized only $2.1 million of excess tax benefits from share-based awards, none of which resulted from the utilization of tax NOL carryforwards related to stock-based compensation expense deductions as we used our remaining, non-share-based compensation, NOL carryforwards to offset taxable income.

Cash flows from operations

Cash provided by operations of $39.7 million during the three months ended May 31, 2007 includes net income of $16.2 million, adjustments to exclude the impact of non-cash revenues and expenses, which totaled a $25.3 million net source of cash, and changes in working capital, which totaled a $10.8 million net source of cash, primarily resulting from an increase in deferred revenue of $21.6 million. The increase in deferred revenue is due to growth in billings as we generally bill our customers in advance of subscription periods. This increase in deferred revenue of $21.6 million is net of foreign currency impact and balances acquired from businesses purchased during the three months ended May 31, 2007. Partially offsetting these sources of operating cash flow was a reclassification of excess tax benefits of $12.6 million related to share-based compensation, as described above.

Cash flows from investing

Cash used in investing activities of $147.4 million for the three months ended May 31, 2007 includes purchases of investment securities which totaled $341.2 million, payments (net of cash acquired) related to business acquisitions of $11.8 million, investments in property and equipment, primarily information technology infrastructure of $6.4 million and investments in purchased technology and patents of $3.5 million. Partially offsetting these investments were proceeds from maturities of investment securities of $215.5 million.

Cash flows from financing

Cash provided by financing activities of $17.9 million for the three months ended May 31, 2007 is comprised of $12.6 million from excess tax benefits related to share-based compensation, $3.1 million in proceeds from employees’ exercise of common stock options and $2.9 million of borrowings related to investments in purchased technology. Partially offsetting cash provided by financing were payments on other borrowings of $0.7 million.

Three Months ended May 31, 2006

At May 31, 2006, cash and cash equivalents totaled $596.9 million, an increase of $329.4 million as compared to February 28, 2006. The increase in cash and cash equivalents resulted primarily from net sales and maturities of investment securities of $270.7 million, $52.4 in cash provided by operations and $7.3 million from the exercise of common stock options. Partially offsetting these sources of cash were uses of cash including purchases of property and equipment of approximately $3.9 and approximately $1.9 million for acquisitions. Effects of foreign currency exchange rates resulted in an increase to cash of approximately $2.5 million.

Cash flows from operations

Cash provided by operations of $52.4 million in the three months ended May 31, 2006, includes net income of $13.8 million, adjustments to exclude the impact of non-cash revenues and expenses, which totaled a $18.4 million net source of cash, and changes in working capital, which totaled $22.4 million net source of cash, primarily resulting from an increase in deferred revenue of $25.5 million and an increase in accrued expenses of $1.6 million. These working capital sources of cash were partially offset by an increase in accounts receivable of $3.5 million, an increase of $1.3 million in prepaid and other current assets. The increase in deferred revenue is due to growth in billings as we generally bill our customers in advance of subscription periods. Also partially offsetting operating cash flow was a reclassification of excess tax benefits of $2.1 million related to share-based compensation.

Cash flows from investing

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

Cash flows from financing

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

Convertible debentures

In January 2004, we issued $600.0 million in convertible senior debentures, of which $570 million remain outstanding. The debentures mature on January 15, 2024 and bear interest at a rate of 0.5% per annum, payable semiannually on January 15 and July 15 of each year. The debentures are senior unsecured obligations and rank equally in right of payment with all of our other existing and future unsecured and unsubordinated debt. The debentures are convertible into shares of our common stock under certain circumstances prior to maturity at a conversion rate of 39.0753 shares per $1,000 principal amount of debentures (which represents a conversion price of approximately $25.59 per share) subject to adjustment under certain conditions. We may redeem the debentures, in whole or in part, in cash at any time on or after January 15, 2009. Holders of the debentures may require us to redeem the debentures, in whole or in part, in cash on January 15 of 2009, 2014 and 2019. As of May 31, 2007, no debentures were redeemed. Accrued interest to the redemption date will be paid by us in any such redemption. Accrued interest at May 31, 2007 and February 28, 2007 was $1.1 million and $0.4 million, respectively.

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

Given our historically strong operating cash flow and the $1.2 billion of cash and investments held at May 31, 2007 we do not presently anticipate the need to raise cash to fund our operations, either through the sale of additional equity or through the issuance of debt for the foreseeable future. However, we may take advantage of favorable capital market situations that may arise from time to time to raise additional capital.

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

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of fixed-income securities, including both government and corporate obligations and money market funds. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. A hypothetical one percentage point change in interest rates would result in a $11.0 million change in interest income on an annual basis.

Our convertible debentures are at a fixed interest rate and therefore interest expense is not impacted by a change in rates. The fair market value of the debentures is subject to interest rate risk and market risk due to the convertible feature of the debentures. Generally the fair market value of fixed interest rate debt increases as interest rates fall and decreases as interest rates rise. The fair market value of debt with conversion features permitting conversion into the issuer’s stock, like our debentures, also generally increases as the market price of the underlying stock increases and decreases as the market price falls, assuming constant market interest rates. Interest and market value changes affect the fair market value of our debentures but do not impact our financial position, cash flows or results of operations. The fair value of the debentures was approximately $628.4 million and $609.6 million based on quoted market prices as of May 31, 2007 and February 28, 2007, respectively.

Investment Risk

The fair market value of our investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $22.0 million and $7.3 million decrease in the fair value of our available-for-sale investment securities as of May 31, 2007 and February 28, 2007, respectively.

Derivative Instruments

We did not hold derivative financial instruments as of May 31, 2007 and February 28, 2007.

Foreign Currency Risk

Approximately 37.0% of our revenues for the three months ended May 31, 2007 were produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenues, operating expenses and net income for our non-U.S. operations. Similarly, our revenues, operating expenses and net income will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies. Using the average foreign currency exchange rates from fiscal 2007, our revenues from non-U.S. operations for the three months ended May 31, 2007 would have been lower than we reported using the exchange rates for fiscal 2008 by approximately $1.4 million. Additionally, the assets and liabilities of our non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, while related revenue and expense accounts of these operations are translated at average exchange rates during the month in which related transactions occur. Translation gains and losses are included as an adjustment to stockholders’ equity and included in other comprehensive income. See NOTE 2 to the Consolidated Financial Statements.

ITEM 4. CONTROLS AND PROCEDURES

Role of Controls and Procedures

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, (the “Exchange Act”)) or our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of the controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events. Because of the inherent limitations in a cost-

effective control system, misstatements due to error or fraud may occur and not be detected. Also projections of any evaluation of effectiveness of controls and procedures to future periods are subject to the risk that the controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the controls and procedures may have deteriorated.

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

Commencing on or about March 29, 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. On August 8, 2001, Chief Judge Michael Mukasey of the U.S. District Court for the Southern District of New York issued an order that transferred all of the so-called IPO allocation actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings (Case No. 21 MC 92). The Court has consolidated the actions into a single action. The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages, attorneys’ and expert fees and other unspecified costs. No discovery has occurred to date. In October of 2002, the individual director and officer defendants of the Company were dismissed from the case without prejudice. In October of 2004, the District Court certified a class in six of the 310 actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Company’s action is not one of the focus cases. The Company, among other issuers, the plaintiffs, and the insurers, agreed in concept to a proposed settlement whereby the Company would be released from this litigation. The proposed settlement contemplates that any amounts needed to fund the settlement-related expenses would come from participating issuers’ directors and officers liability insurance proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay the issuer’s allocable share of the settlement costs. That proposed settlement was submitted to the Court for its consideration. A fairness hearing on the proposed settlement was held on April 24, 2006. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification with respect to the focus cases and remanded the matter for further consideration. As a result, all matters in the case, including any settlement proposal, await determination of whether a newly defined class can meet with the approval of the Court. If a newly defined class is approved, new settlement discussions are likely to occur. The Company intends to defend itself vigorously in this matter. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

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

In the summer of 2004, 14 class action lawsuits were filed against the Company and several of its present and former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of North Carolina. In each of the actions, plaintiffs seek to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arise in connection with the Company announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs assert that certain present and former officers (the “Individual Defendants”) and the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs seek unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in the Company’s common stock, disgorgement by the Company’s chief executive officer and former chief financial officer of certain compensation and profits from trading in the Company’s common stock pursuant to Section 304 of the Sarbanes-Oxley Act of 2002, and other relief. As of September 8, 2004, all of these class action lawsuits were consolidated into a single action referenced as Civil Action No. 5:04-CV-473BR and titled In re Red Hat, Inc. Securities Litigation. Lead counsel and lead plaintiff in the case have now been designated, and on May 6, 2005, the plaintiffs filed an amended consolidated class action complaint. On July 29, 2005, the Company, on behalf of itself and the Individual Defendants, filed a motion to dismiss the action for failure to state a claim upon which relief may be granted. Also on that date, PricewaterhouseCoopers LLP (“PwC”), another defendant, filed a separate motion to dismiss. On May 12, 2006, the Court issued an order granting the motion to dismiss the Securities Exchange Act claims against several of the Individual Defendants, but denying the motion to dismiss the Securities Exchange Act claims against the Company, its chief executive officer and its former chief financial officer. The Court dismissed the claims under the Sarbanes-Oxley Act in their entirety, and also granted PwC’s motion to dismiss. On November 6, 2006, the plaintiffs filed a motion for class certification. Subsequent to the filing of that motion, several plaintiffs withdrew as potential class representatives, and the Company opposed the certification of the remaining proposed class representatives. On May 11, 2007, the Court entered an order denying class certification and denying all other pending motions as moot. The Company intends to vigorously defend any remaining claims in this matter. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

On June 26, 2006, FireStar Software, Inc. filed a complaint in the U.S. District Court for the Eastern District of Texas (Civil Action No. 2-06CV-258), alleging that the Company and certain subsidiaries have directly and indirectly infringed FireStar’s U.S. Patent Number 6,101,502 by marketing, distributing, using and offering to provide support services for the JBoss Hibernate 3.0 software. An amended complaint was served on the

Company on October 23, 2006, and on November 8, 2006, plaintiff filed a second amended complaint. The second amended complaint seeks, among other relief, compensatory damages, enhanced damages, costs, attorney’s fees and injunctive relief. On December 8, 2006, the Company filed its answer to the second amended complaint. On May 23, 2007, the Court entered an order directing FireStar to file within 15 days its claim assertions and infringement contentions and documents supporting such assertions and contentions. Those assertions and contentions were received by Red Hat on June 7, 2007. Red Hat is obligated to file its invalidity contentions and supporting documents within 45 days of receipt of plaintiffs’ assertions and contentions. The Court's order also permits the parties to enter into discovery related to these contentions and assertions and to jurisdictional issues. On June 24, 2007, FireStar filed a third amended complaint but did not seek to amend the relief requested. The Company has until July 13, 2007 to amend its answer in response to the third amended complaint. Based on the Company’s efforts to date, the Company believes it has meritorious defenses to this matter, and the Company intends to vigorously defend itself. There can be no assurance, however, that the Company will be successful in its defense, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and ability to continue to capitalize on its service offerings around the Hibernate technology.

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

Our success depends in part on our ability to continue to establish and maintain strategic distribution and other collaborative relationships with industry-leading hardware manufacturers, distributors, software vendors and enterprise solutions providers such as SAP AG (“SAP”), Dell Inc. (“Dell”), Hewlett-Packard Co. (“HP”), International Business Machines Corporation (“IBM”), Sun Microsystems, Inc. (“SUN”), Fujitsu Limited (“Fujitsu”), NEC Corporation (“NEC”) and others. These relationships allow us to offer our products and services to a much larger customer base than we would otherwise be able to through our direct sales and marketing efforts. We may not be able to maintain these relationships or replace them on attractive terms. In addition, our existing strategic relationships do not, and any future strategic relationships may not, afford us any exclusive marketing or distribution rights. As a result, many of the companies, with which we have strategic alliances pursue alternative technologies and develop alternative products and services in addition to or in lieu of our products and services, either on their own or in collaboration with others, including our competitors. Moreover, we cannot guarantee that the companies with which we have strategic relationships will market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support.

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

Our subscription-based contract model may encounter customer resistance or we may experience a decline in the demand for our products.

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

One of the characteristics of open source software is that anyone can modify the existing software or develop new software that competes with existing open source software. Such competition can develop without the degree of overhead and lead time required by traditional proprietary software companies. It is possible for new competitors with greater resources than ours to develop their own open source solutions, potentially reducing the demand for our solutions. For example, in October 2006 Oracle Corporation (“Oracle”) announced plans to sell support for its version of the Linux operating system. In addition, some competitors make their open source software available for free download and use on an ad hoc basis or may position their open source software as a loss leader. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure and/or the availability of open source software will not result in price reductions, reduced operating margins and loss of market share, any one of which could seriously harm our business.

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

In the market for operating systems and applications, we face significant competition from larger companies with greater financial, operational and technical resources and name recognition than we have. Competitors, which offer hardware-independent multi-user operating systems for Intel platforms and/or Linux and UNIX-based operating systems, include Microsoft Corporation (“Microsoft”), Oracle, Novell Inc. (“Novell”), IBM, Sun and HP. We may lack the resources needed to compete successfully with our current competitors as well as potential new competitors. Moreover, we compete in certain areas with our strategic partners and potential strategic partners, and this may adversely impact our relationship with an individual partner or a number of partners. Competitive pressures could affect prices or demand for our products and services, resulting in reduced profit margins and loss of market opportunity. We may have to lower the prices of our products and services to stay competitive, which could affect our margins and financial condition. In addition, if our pricing and other factors are not sufficiently competitive, we may lose market share. Industry consolidation may also effect competition by creating larger and potentially stronger competitors in the markets in which we compete, which may have an adverse effect on our business.

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

ITEM 6.	EXHIBITS

(a) List of Exhibits

Exhibit No.		Description of Exhibit

3.1		Third Amended and Restated Certificate of Incorporation, as amended, of the registrant

10.1	*+	Red Hat, Inc. Executive Variable Compensation Plan (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2007 (File no. 001-33162))

31.1		Certification of the registrant's Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of the registrant's Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of the Principal Executive Officer and the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Indicates a management contract or compensatory plan, contract or arrangement.
+	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

Date: July 10, 2007	By:	/s/ MATTHEW J. SZULIK
Matthew J. Szulik President and Chief Executive Officer (Duly Authorized Officer on Behalf of the Registrant)

RED HAT, INC.

Date: July 10, 2007	By:	/s/ CHARLES E. PETERS, JR.
Charles E. Peters, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)