Form 10-Q
period 2007-08-31
RED HAT INC
filed 2007-10-10
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

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

As of September 30, 2007, there were 193,859,617 shares of common stock outstanding.

RED HAT, INC.

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands—except share and per share amounts)

	August 31, 2007 (Unaudited)	February 28, 2007
ASSETS
Current assets:
Cash and cash equivalents	$524,619	$527,239
Investments in debt securities, short-term	353,764	350,827
Accounts receivable, net of allowances for doubtful accounts of $2,227 and $3,206, respectively	89,125	87,973
Prepaid expenses and other current assets	57,862	41,026

Total current assets	1,025,370	1,007,065
Property and equipment, net of accumulated depreciation and amortization of $59,509 and $50,743, respectively	51,363	45,258
Goodwill	339,357	328,837
Identifiable intangibles, net	97,477	94,314
Investments in debt securities, long-term	375,263	278,028
Other assets, net	32,945	32,352

Total assets	$1,921,775	$1,785,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,085	$12,062
Accrued expenses	37,622	38,472
Deferred revenue	278,361	249,615
Other current obligations	24	214

Total current liabilities	326,092	300,363
Deferred lease credits	5,042	5,235
Long-term deferred revenue	98,673	89,020
Other long-term obligations	23,430	—
Convertible debentures	570,000	570,000
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 204,970,458 and 204,016,560 shares issued, and 193,839,650 and 192,891,851 shares outstanding at August 31, 2007 and February 28, 2007, respectively	20	20
Additional paid-in capital	1,096,394	1,040,892
Accumulated deficit	(70,491)	(92,092)
Treasury stock at cost, 11,130,808 and 11,124,709 shares at August 31, 2007 and February 28, 2007, respectively	(125,924)	(125,789)
Accumulated other comprehensive loss	(1,461)	(1,795)

Total stockholders’ equity	898,538	821,236

Total liabilities and stockholders’ equity	$1,921,775	$1,785,854

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands—except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31, 2007	August 31, 2006	August 31, 2007	August 31, 2006
Revenue:
Subscriptions	$109,172	$84,947	$212,217	$156,439
Training and services	18,098	14,726	33,926	27,237

Total subscription and training and services revenue	127,270	99,673	246,143	183,676

Cost of subscription and training and services revenue:
Cost of subscriptions	8,492	7,386	16,093	13,382
Cost of training and services	11,572	9,034	22,235	16,484

Total cost of subscription and training and services revenue	20,064	16,420	38,328	29,866

Gross profit	107,206	83,253	207,815	153,810
Operating expense:
Sales and marketing	46,093	37,807	92,302	68,308
Research and development	23,384	18,068	45,171	31,883
General and administrative	19,933	17,926	37,594	31,555

Total operating expense	89,410	73,801	175,067	131,746

Income from operations	17,796	9,452	32,748	22,064
Other income, net	14,030	9,573	27,608	20,275
Interest expense	(1,565)	(1,490)	(3,060)	(2,974)

Income before provision for income taxes	30,261	17,535	57,296	39,365
Provision for income taxes	12,104	6,488	22,918	14,565

Net income	$18,157	$11,047	$34,378	$24,800

Basic net income per common share	$0.09	$0.06	$0.18	$0.13

Diluted net income per common share	$0.09	$0.05	$0.16	$0.12

Weighted average shares outstanding
Basic	193,634	190,292	193,358	186,936
Diluted	221,688	219,940	221,559	217,348

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income	$18,157	$11,047	$34,378	$24,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,219	6,754	15,453	11,098
Deferred income taxes	9,884	4,092	18,214	9,502
Share-based compensation expense	8,581	8,300	16,967	15,926
Excess tax benefits from share-based payment arrangements	(14,509)	(740)	(27,119)	(2,875)
Amortization of debt issuance costs	752	752	1,505	1,504
Provision for (recovery of) doubtful accounts	(195)	201	387	702
Other	156	(12)	156	(289)
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable and earnings in excess of billings	4,162	3,311	245	(181)
Prepaid expenses and other current assets	736	(1,115)	—	(2,415)
Accounts payable	2,116	399	(2,107)	509
Accrued expenses	(617)	(1,707)	(2,382)	(157)
Deferred revenue	11,858	12,623	33,421	38,079
Other assets	(99)	(21)	(193)	53

Net cash provided by operating activities	49,201	43,884	88,925	96,256

Cash flows from investing activities:
Purchase of investment securities	(167,415)	(112)	(508,590)	(7,444)
Proceeds from sales and maturities of investment securities	193,478	78,021	408,958	356,052
Acquisitions of businesses, net of cash acquired	—	(147,651)	(11,784)	(149,562)
Purchase of developed technologies and other intangible assets	(865)	—	(4,352)	—
Purchase of property and equipment	(8,375)	(5,107)	(14,782)	(8,985)

Net cash provided by (used in) investing activities	16,823	(74,849)	(130,550)	190,061

Cash flows from financing activities:
Excess tax benefits from share-based payment arrangements	14,509	740	27,119	2,875
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	—	—	306
Proceeds from exercise of common stock options	5,455	4,354	8,530	11,684
Purchase of treasury stock	(136)	(1,359)	(136)	(1,532)
Proceeds from other borrowings	—	—	2,898	—
Payments on other borrowings	(90)	(31)	(757)	(31)

Net cash provided by financing activities	19,738	3,704	37,654	13,302

Effect of foreign currency exchange rates on cash and cash equivalents	1,473	(1,475)	1,351	1,015
Net increase (decrease) in cash and cash equivalents	87,235	(28,736)	(2,620)	300,634
Cash and cash equivalents at beginning of the period	437,384	596,917	527,239	267,547

Cash and cash equivalents at end of the period	$524,619	$568,181	$524,619	$568,181

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 2—Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three months and six months ended August 31, 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months and six months ended August 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending February 29, 2008. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting. For further information, see the Company’s Consolidated Financial Statements, including notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007.

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

Subscription Revenue

Subscription revenue is comprised of direct and indirect sales of Red Hat enterprise technologies. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding subscription agreement for the purchase of a subscription, subscription services are made available to the customer and the customer is billed. The deferred revenue amount is amortized to revenue over the life of the subscription. Red Hat enterprise technologies are generally offered with either one or three-year base subscription periods; the majority of the Company’s subscriptions have one-year terms. Under these subscription agreements, renewal rates are generally specified for one or three-year renewal terms. The base subscription generally entitles the end user to the technology itself and post contract customer support (“PCS”) generally consisting of a specified level of customer support and security errata, bug fixes, functionality enhancements to the technology and upgrades to new versions of the technologies, each on a when-and-if available basis, during the term of the subscription. The Company sells its offerings through two principal channels: (1) direct, which includes sales by the Company’s sales-force as well as web store sales, and (2) indirect, which includes distributors, resellers and OEMs. The Company recognizes revenue from the sale of Red Hat enterprise technologies ratably over the period of the subscription beginning on the commencement date of the subscription agreement.

Subscription arrangements with large enterprise customers often have contracts with multiple elements (e.g., software technology, maintenance, training, consulting and other services). The Company allocates revenue to each element of the arrangement based on vendor-specific objective evidence of each element’s fair value when the Company can demonstrate sufficient evidence of the fair value of at least those elements that are undelivered. The fair value of each element in multiple element arrangements is created by either (i) providing the customer with the ability during the term of the arrangement to renew that element at the same rate paid for the element included in the initial term of the agreement or (ii) selling the services on a stand-alone basis.

Training and Services Revenue

Training and services are comprised of revenue for consulting, engineering and customer training and education services. Consulting services consist of time-

based arrangements, and revenue is recognized as these services are performed. Engineering services represent revenues earned under fixed fee arrangements with the Company’s OEM partners and other customers to provide for significant modification and customization of the Company’s Red Hat enterprise technologies. The Company recognizes revenues for these fixed fee engineering services using the percentage of completion basis of accounting, provided the Company has the ability to make reliable estimates of progress towards completion, the fee for such services is fixed or determinable and collection of the resulting receivable is probable. Under the percentage of completion method, earnings under the contract are recognized based on the progress toward completion as estimated using the ratio of labor hours incurred to total expected project hours. Changes in estimates are recognized in the period in which they are known. Revenue for customer training and education services is recognized on the dates the services are complete.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. The Company performs this assessment on an annual basis, typically during the fourth quarter of the fiscal year or whenever events or changes in circumstances indicate an impairment may have occurred. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets. No significant impairment losses were recognized by the Company for the three months and six months ended August 31, 2007 and August 31, 2006.

Cash and Cash Equivalents

The Company considers investments purchased with a maturity period of three months or less at the date of purchase to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience and by industry and regional economic data. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered. The Company does not have off-balance-sheet credit exposure related to its customers. Accounts receivable includes earnings in excess of billings of $1.7 million and $2.3 million at August 31, 2007 and February 28, 2007, respectively.

Investments in Debt Securities

The Company’s investments at August 31, 2007 and February 28, 2007 are in debt securities which are classified as available for sale and carried at market value in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. These investments are classified as either a cash equivalent, current asset (Investments in debt securities-current) or long-term asset (Investments in debt securities-long-term) based on their time to maturity at date of purchase by the Company. Investments with a maturity date of one year or less from the balance sheet date are classified as a current asset and those with a maturity date of greater than one year are classified as a long-term asset. The weighted average maturity period of the Company’s investment in debt securities was 0.5 years at August 31, 2007 and 0.7 years at February 28, 2007.

The Company’s investments are considered available for sale as these securities could be sold at any time in response to needs for liquidity, changes in the availability of and the yield on alternative instruments or changes in funding sources or terms. The following table summarizes the Company’s average total return and resulting unrealized gain or loss related to these investments which is recorded as other comprehensive income, a separate component of stockholders’ equity (in thousands).

	Three Months Ended		Six Months Ended
	August 31, 2007	August 31, 2006	August 31, 2007	August 31, 2006
Unrealized gains on available-for-sale securities during the period	$1,374	$2,998	$511	$4,357
Average rate of total return on investment portfolio	5.6%	5.5%	5.2%	5.0%

Internal Use Software

In accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalized $5.1 million and $4.0 million in costs related to the development of internal use software for its website, enterprise resource planning system and systems management applications during the six months ended August 31, 2007 and August 31, 2006, respectively. The Company amortizes the costs of computer software developed for internal use on a straight-line basis over an estimated useful life of five years. The carrying value of internal use software is included in property and equipment on the Consolidated Balance Sheets.

Capitalized Software Costs

Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. As a result of the Company’s practice of releasing source code that it has developed on a weekly basis for unrestricted download on the Internet, there is generally no passage of time between achievement of technological feasibility and the availability of the Company’s product for general release. Therefore, the Company has no internally developed capitalized software costs at August 31, 2007 and February 28, 2007.

During the six months ended August 31, 2007, the Company acquired $3.0 million of developed software technology which has been capitalized and is included in identifiable intangible assets on the Consolidated Balance Sheet at August 31, 2007.

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

The costs related to the issuance of the convertible debentures, which closed in January 2004, were capitalized and are being amortized to interest expense through January 2009, the first scheduled date on which holders have the option to require the Company to repurchase the convertible debentures. At issuance, costs related to the Company’s convertible debentures totaled $15.8 million and primarily consisted of investment banking, legal and other professional fees. Amortized issuance cost was $0.8 million for each the three months ended August 31, 2007 and August 31, 2006. Amortized issuance cost was $1.5 million for each the six months ended August 31, 2007 and August 31, 2006. Unamortized issuance cost remaining at August 31, 2007 and February 28, 2007 totaled $4.1 and $5.6 million, respectively, and is included in other assets, net on the Consolidated Balance Sheets.

Share-Based Compensation

Effective March 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), using the modified-prospective transition method. Under the modified-prospective method, compensation costs recognized in each of the three months and six months ended August 31, 2007 and August 31, 2006 includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of March 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation costs for all share-based awards granted on or subsequent to March 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements for the three months and six months ended August 31, 2007 and August 31, 2006 (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2007	August 31, 2006	August 31, 2007	August 31, 2006
Cost of revenue	$570	$539	$1,152	$1,049
Sales and marketing	2,437	2,455	4,951	4,572
Research and development	2,118	1,771	4,243	3,268
General and administrative	3,456	3,535	6,621	7,037

Total share-based compensation	$8,581	$8,300	$16,967	$15,926

Share-based compensation expense qualifying for capitalization was insignificant for each of the three months and six months ended August 31, 2007 and August 31, 2006. Accordingly, no share-based compensation expense was capitalized during the three months and six months ended August 31, 2007 and August 31, 2006.

During the three months and six months ended August 31, 2007, the Company granted the following share-based awards:

	Three Months Ended		Six Months Ended
	Shares and Shares Underlying Awards	Weighted Average Per Share Value	Shares and Shares Underlying Awards	Weighted Average Per Share Value
Options	365,530	$8.23	681,930	$8.31
Nonvested shares	20,500	$22.07	20,500	$22.07
Deferred share units	17,474	$21.70	19,125	$21.72

Sales and Marketing Expenses

Sales and marketing expenses consist of costs, including salaries, sales commissions and related expenses, such as travel, of all personnel involved in the sales and marketing process. Sales and marketing expenses also include costs of advertising, sales lead generation programs, cooperative marketing arrangements and trade shows. All costs of advertising, including cooperative marketing arrangements, are expensed as incurred. Advertising expense totaled $4.4 million and $4.2 million for the three months ended August 31, 2007 and August 31, 2006, respectively. For the six months ended August 31, 2007 and August 31, 2006, advertising expense totaled $9.6 million and $8.4 million, respectively.

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

Deferred Taxes and Uncertain Tax Positions

The Company accounts for income taxes using the liability method as modified by the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for the Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). This method requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of its assets and liabilities and for tax loss carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The majority of the Company’s deferred tax assets are attributable to U.S. net operating losses (“NOL’s”) from stock-based compensation expense deductions which were generated prior to the Company’s adoption of SFAS 123R and are offset by a valuation allowance. As required by SFAS 123R, these NOL’s from stock-based compensation deductions are being recognized as and only to the extent that taxes payable are reduced. As these NOL’s from stock-based compensation deductions are realized, the benefit of the deferred tax asset is recorded in additional paid in capital.

In July 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a comprehensive model for recognizing, measuring, presenting and disclosing uncertain income tax positions taken or expected to be taken by the Company on its tax returns. The Company adopted FIN 48 effective March 1, 2007. The cumulative effects of applying FIN 48 have been recorded in accumulated deficit in the Consolidated Balance Sheet at August 31, 2007 and are explained in NOTE 5 to the Consolidated Financial Statements.

Foreign Currency Translation

The Euro has been determined to be the functional currency for the Company’s European operations and local currencies have been determined to be the functional currencies for the Company’s Asia Pacific and South American operations.

Foreign exchange gains and losses, which result from the process of remeasuring foreign currency transactions into the appropriate functional currency, are included in other income, net in the Company’s Consolidated Statements of Operations. The translation of foreign currency financial statements into U.S. Dollars for financial reporting purposes is included in other comprehensive income, which is a separate component of stockholders’ equity. Net foreign exchange gains and losses, included in other income, were $0.1 million loss and $0.3 million loss for the three months ended August 31, 2007 and August 31, 2006, respectively. For the six months ended August 31, 2007 and August 31, 2006 net foreign exchange gains and losses totaled $0.3 million loss and $0.3 million gain, respectively.

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

The Company performs credit evaluations to reduce credit risk and requires no collateral from its customers. Management estimates the allowance for uncollectible accounts based on the Company’s historical experience and credit evaluation. The Company’s standard credit terms are net 30 days in the U.S., net 45 days in EMEA, and range from net 30 to net 60 days in Asia Pacific. At August 31, 2007, two customers accounted for more than 10% of the Company’s accounts receivable balance: one customer accounted for 13% and another accounted for 12%. No single customer accounted for 10% or more of the Company’s accounts receivable balance at February 28, 2007.

For the three months and six months ended August 31, 2007 and August 31, 2006, there were no individually significant customers from which the Company generated revenue.

Net Income Per Common Share

The Company computes net income per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”), Staff Accounting Bulletin No. 98 (“SAB 98”) and Emerging Issues Task Force No. 04-8, The Effect of Contingently Convertible Instruments on Diluted EPS. Under the provisions of SFAS 128 and SAB 98, basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income adjusted for interest expense and amortization of debt issuance costs associated with the convertible debentures, by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of shares issuable upon the exercise of stock options and convertible securities such as the Company’s convertible debentures. Diluted net income per share for the three months and six months ended August 31, 2007 and August 31, 2006, assumes the conversion of the convertible debentures using the “if converted” method.

The following table reconciles the numerators and denominators of the earnings per share calculation for the three months and six months ended August 31, 2007 and August 31, 2006 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 31, 2007	August 31, 2006	August 31, 2007	August 31, 2006
Diluted net income per share computation:
Net income	$18,157	$11,047	$34,378	$24,800
Interest expense on convertible debt, net of related tax	434	464	869	927
Amortization of debt issuance costs, net of related tax	459	489	918	978

Net income—diluted	$19,050	$12,000	$36,165	$26,705

Weighted average common shares outstanding	193,634	190,292	193,358	186,936
Incremental shares attributable to assumed exercise of outstanding options	5,781	7,375	5,928	8,139
Incremental shares attributable to assumed exercise of convertible debentures	22,273	22,273	22,273	22,273

Diluted shares	221,688	219,940	221,559	217,348

Diluted net income per share	$0.09	$0.05	$0.16	$0.12

The following shares are not included in the computation of diluted earnings per share because the option prices were greater than the average market price of the Company’s stock during the related periods and the effect of including such options in the computation would be antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2007	August 31, 2006	August 31, 2007	August 31, 2006
Number of shares considered antidilutive for calculating diluted net income per share:	3,650	2,447	3,331	1,835

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

The Company has offices in more than 50 locations around the world. The Company manages its international business on an Americas-wide, EMEA-wide and Asia Pacific-wide basis. The following disclosure aggregates individually immaterial international operations and separately discloses the significant international operations at and for the three months ended August 31, 2007 and August 31, 2006 (in thousands):

	Americas	EMEA	Asia Pacific	Total
	Three Months Ended August 31, 2007
Revenue from unaffiliated customers	$83,550	$25,733	$17,987	$127,270
Net income	$17,256	$857	$44	$18,157
Total assets	$1,779,437	$88,081	$54,257	$1,921,775

	Americas	EMEA	Asia Pacific	Total
	Three Months Ended August 31, 2006
Revenue from unaffiliated customers	$66,948	$18,038	$14,687	$99,673
Net income	$10,515	$429	$103	$11,047
Total assets	$1,538,141	$62,173	$40,257	$1,640,571

Revenues from unaffiliated customers in the United States, the Company’s country of domicile, were approximately $77.7 million and $63.3 million for the three months ended August 31, 2007 and August 31, 2006, respectively. Revenues in Japan totaled $9.8 million and $8.4 million for the three months ended August 31, 2007 and August 31, 2006, respectively. In terms of revenue, Japan was the only individually material country outside the United States.

The following disclosure aggregates individually immaterial international operations and separately discloses the significant international operations at and for the six months ended August 31, 2007 and August 31, 2006 (in thousands):

	Americas	EMEA	Asia Pacific	Total
	Six Months Ended August 31, 2007
Revenue from unaffiliated customers	$162,449	$50,485	$33,209	$246,143
Net income (loss)	$35,085	$819	$(1,526)	$34,378
Total assets	$1,779,437	$88,081	$54,257	$1,921,775

	Americas	EMEA	Asia Pacific	Total
	Six Months Ended August 31, 2006
Revenue from unaffiliated customers	$123,112	$32,956	$27,608	$183,676
Net income (loss)	$22,905	$2,043	$(148)	$24,800
Total assets	$1,538,141	$62,173	$40,257	$1,640,571

Revenues from unaffiliated customers in the United States, the Company’s country of domicile, were approximately $152.6 million and $116.3 million for the six months ended August 31, 2007 and August 31, 2006, respectively. Revenues in Japan totaled $18.6 million and $16.1 million for the six months ended August 31, 2007 and August 31, 2006, respectively. In terms of revenue, Japan was the only individually material country outside the United States.

Comprehensive Income

The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income for the three months and six months ended August 31, 2007 and August 31, 2006 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2007	August 31, 2006	August 31, 2007	August 31, 2006
Comprehensive income:
Net income	$18,157	$11,047	$34,378	$24,800
Foreign currency translation adjustments, net of taxes	(91)	(334)	(177)	(785)
Change in unrealized losses on marketable securities, net of taxes	1,374	2,998	511	4,357

Total comprehensive income, net of taxes	$19,440	$13,711	$34,712	$28,372

As of August 31, 2007 and February 28, 2007, the Company held investments in debt securities with an unrealized loss of $1.6 million and $2.1 million, respectively.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on March 1, 2008. The Company has not completed its evaluation of the impact on the Company’s consolidated financial statements of adopting SFAS 159, but currently believes the adoption of SFAS 159 will not be significant.

NOTE 3—Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the Company completed its annual impairment test as of February 28, 2007 and no goodwill impairment was deemed necessary. The following is a summary of goodwill for the six months ended August 31, 2007 (in thousands):

Balance at February 28, 2007	$328,837
Add: Goodwill from additional acquisitions (1)	14,224
Add: FIN 48 tax adjustments related to acquired NOL carryforwards	1,364
Impact of foreign currency fluctuations and other	394

Balance at May 31, 2007	$344,819

Deduct: Adjustment to purchase price for finalization of allocation	(5,100)
Impact of foreign currency fluctuations and other	(362)

Balance at August 31, 2007	$339,357

(1)	Goodwill additions represent the excess of purchase price over tangible and intangible assets of businesses acquired during the six months ended August 31, 2007.

NOTE 4—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of purchased technologies, customer and reseller relationships, trademarks, copyrights and patents, which are amortized over the estimated useful life, generally on a straight line basis or on a basis which reflects the asset’s pattern of economic benefit. Useful lives range from three to fifteen years for purchased technologies and customer and reseller relationships and three to ten years for trademarks, copyrights and patents. As of August 31, 2007, trademarks with an indefinite estimated useful life totaled $8.9 million.

Amortization expense associated with identifiable intangible assets was $3.4 million and $2.6 million for the three months ended August 31, 2007 and August 31, 2006, respectively. For the six months ended August 31, 2007 and August 31, 2006 amortization expense associated with identifiable intangible assets was $6.5 million and $3.4 million, respectively. The following is a summary of identifiable intangible assets (in thousands):

	August 31, 2007			February 28, 2007
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$28,558	$(6,293)	$22,265	$26,863	$(5,236)	$21,627
Purchased technologies (1)	24,887	(10,946)	13,941	17,450	(8,414)	9,036

Customer and reseller relationships	69,282	(8,011)	61,271	68,536	(4,885)	63,651

Total identifiable intangible assets	$122,727	$(25,250)	$97,477	$112,849	$(18,535)	$94,314

(1)	Additions represent middleware technologies acquired during the six months ended August 31, 2007

NOTE 5—Income Taxes

Income Tax Expense

During the three months and six months ended August 31, 2007, the Company recorded $12.1 million and $22.9 million, respectively of income tax expense, which resulted in an estimated annual effective tax rate of 40%. The Company’s estimated annual effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes. The provision for income tax expense for the three months and six months ended August 31, 2006 was $6.5 million and $14.6 million, respectively and was based on a then estimated annual effective tax rate of 37%, which differed from the 35% U.S. federal statutory rate primarily due to the treatment of certain incentive stock options which are included in the Company’s Consolidated Statement of Operations for the three months and six months ended August 31, 2006 but are considered non-deductible for tax purposes.

Deferred Taxes

As of August 31, 2007, the Company’s net deferred tax asset balance was $136.3 million, of which $97.9 is offset by a valuation allowance. Deferred tax assets consist primarily of NOL’s from stock-based compensation expense deductions in the U.S. The Company provides a valuation allowance against its net deferred tax assets with respect to NOL’s attributable to certain stock-based compensation expense deductions related to excess tax benefits recognized prior to the adoption of SFAS 123R, research tax credits, certain foreign NOL’s and an acquired NOL carryforward that is subject to a limitation under Section 382 of the Internal Revenue Code. The U.S. net deferred tax asset attributable to U.S. NOL’s from stock-based compensation expense deductions generated prior to adoption of SFAS 123R are being recognized as, and to the extent that, taxes payable are reduced. As these deferred tax assets attributable to NOL’s from stock-based compensation expense deductions are realized, the benefit of the deferred tax asset is recorded in additional paid in capital.

As of August 31, 2007, the Company had U.S. federal and state NOL carryforwards of approximately $359.0 million and $279.0 million, respectively. These NOL carryforwards are scheduled to expire in varying amounts beginning in 2020 and 2008 for federal and state income tax purposes, respectively.

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

During the three months and six months ended August 31, 2007, the amount of unrecognized tax benefits increased by approximately $0.6 million and $1.5 million, respectively with respect to the continuation in the current period for uncertain tax positions taken during a prior period. The Company anticipates that similar increases in amount will occur during the next 12 months. The Company does not currently expect any other significant changes in its unrecognized tax benefits for the next 12 months. No settlements of uncertain income tax positions or reductions in long-term obligations related to unrecognized tax benefits occurred during the three months and six months ended August 31, 2007.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as income tax expense. Accrued interest and penalties related to unrecognized tax benefits at adoption totaled $1.0 million. There were no significant changes to these accrued interest and penalties during the three months and six months ended August 31, 2007.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of August 31, 2007. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOL’s:

Tax Jurisdiction	Years Subject to Income Tax Examination
U.S. federal	1994 – Present
North Carolina	1999 – Present
Ireland	2001 – Present
Japan	2006 – Present

The Company or one of its subsidiaries is currently undergoing income tax examinations in Japan and North Carolina.

NOTE 6—Commitments and Contingencies

As of August 31, 2007, the Company leased office space and certain equipment under various non-cancelable operating leases. Rent expense under operating leases was $4.2 million and $3.0 million for the three months ended August 31, 2007 and August 31, 2006, respectively. Rent expense under operating leases was $7.5 million and $5.5 million for the six months ended August 31, 2007 and August 31, 2006, respectively.

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

NOTE 7—Legal Proceedings

Red Hat Professional Consulting, Inc., formerly PTI, a wholly owned subsidiary of the Company acquired in February 2001, together with its former directors and some of its former principal shareholders, is a defendant in a suit brought by a former employee in DeKalb County Superior Court in Georgia (Case No. 00-CV-5509-8). The plaintiff asserts, among other things, breach of various employment agreements and seeks monetary damages. Red Hat Professional Consulting, Inc. has filed an answer, affirmative defenses and counterclaims, denying all liability. All discovery in the matter is complete. On October 31, 2005, a hearing was held on defendants’ Third Motion for Partial Summary Judgment, and the Court granted summary judgment on three of the claims. A pre-trial order was entered in the matter, and it was set for trial on December 11, 2006. However, the Court elected to delay trial for purposes of rehearing plaintiff’s motion for partial summary judgment, and that hearing was held on December 11, 2006. On February 16, 2007, the Court issued an order in favor of plaintiff and against all defendants on plaintiff’s claim that his stock option agreement had been breached. The order does not set forth a remedy. This order is being appealed by the Company to the Georgia Court of Apeals. The Company has been indemnified, subject to certain limitations, in this matter by the former PTI shareholders; however, in light of the adverse ruling and the possibility of further adverse rulings there is a possibility that any damage award in this case could, if upheld, exceed the limits of such indemnification. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

Commencing on or about March 29, 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. Approximately 310 other IPO issuers were named as defendants in similar class action complaints (together, the “IPO Allocation Actions”). On August 8, 2001, Chief Judge Michael Mukasey of the U.S. District Court for the Southern District of New York issued an order that transferred all of the IPO Allocation Actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings (Case No. 21 MC 92). The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages, attorneys’ and expert fees and other unspecified costs. In October of 2002, the individual director and officer defendants of the Company were dismissed from the case without prejudice. In October of 2004, the District Court certified a class in six of the 310 actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Company’s action is not one of the focus cases. The issuers, including the Company, the plaintiffs, and the issuers’ insurers agreed in concept to a proposed settlement whereby the issuers, including the Company, would be released from this litigation. The proposed settlement contemplates that any amounts needed to fund the settlement-related expenses would come from participating issuers’ directors and officers liability insurance proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay the issuer’s allocable share of the settlement costs. That proposed settlement was submitted to the Court for its consideration. The Court granted preliminary approval to the settlement. A fairness hearing on the proposed settlement was held on April 24, 2006. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification with respect to the focus cases and remanded the matter for further consideration. As a result, all matters in the case, including any settlement proposal, await determination of whether a newly defined class can meet with the approval of the Court. If a newly defined class is approved, new settlement discussions are likely to occur. The Company intends to defend itself vigorously in this matter. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

Commencing on August 4, 2003, the Company filed suit against The SCO Group, Inc. (“SCO”) in the U.S. District Court for the District of Delaware seeking a declaratory judgment that the Company is not infringing any of SCO’s intellectual property rights (Civil Action No. 03-722-SLR). In addition, the Company has asserted claims against SCO under Delaware and federal law, including deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, trade libel and violations of the Lanham Act. The Company contends that SCO has made false and misleading public statements in alleging that software code, in which SCO claims to own copyrights and trade secrets, was misappropriated and incorporated into the Company’s product and that SCO has threatened legal action. On September 15, 2003, SCO filed a motion to dismiss contending, among other things, that no actual controversy exists and that the declaratory judgment that the Company seeks would not be warranted. On April 6, 2004, the Court denied SCO’s motion to dismiss but stayed further action in the case pending resolution of litigation underway in the U.S. District Court for the District of Utah between SCO and IBM. On April 20, 2004, Red Hat filed a motion for reconsideration contending that a stay based on the Utah case would be inappropriate. On March 31, 2005, the Court denied the Company’s motion to reconsider but extended to the Company the right to renew the motion should matters materially change in the SCO v. IBM litigation. SCO filed for bankruptcy protection in the District of Delaware on Sept.14, 2007, and on September 17, 2007 SCO filed a Notice in the pending case referencing the automatic stay in bankruptcy and asking the court to take the case off its active calendar.

In the summer of 2004, 14 class action lawsuits were filed against the Company and several of its present and former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of North Carolina. In each of the actions, plaintiffs seek to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arise in connection with the Company announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs assert that certain present and former officers (the “Individual Defendants”) and the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs seek unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in the Company’s common stock, disgorgement by the Company’s chief executive officer and former chief financial officer of certain compensation and profits from trading in the Company’s common stock pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 and other relief. As of September 8, 2004, all of these class action lawsuits were consolidated into a single action referenced as Civil Action No. 5:04-CV-473BR and titled In re Red Hat, Inc. Securities Litigation. Lead counsel and lead plaintiff in the case were designated, and on May 6, 2005, the plaintiffs filed an amended consolidated class action complaint. On July 29, 2005, the Company, on behalf of itself and the Individual Defendants, filed a motion to dismiss the action for failure to state a claim upon which relief may be granted. Also on that date, PricewaterhouseCoopers LLP (“PwC”), another defendant, filed a separate motion to dismiss. On May 12, 2006, the Court issued an order granting the motion to dismiss the Securities Exchange Act claims against several of the Individual Defendants, but denying the motion to dismiss the Securities Exchange Act claims against the Company, its chief executive officer and its former chief financial officer. The Court dismissed the claims under the Sarbanes-Oxley Act in their entirety, and also granted PwC’s motion to dismiss. On November 6, 2006, the plaintiffs filed a motion for class certification. Subsequent to the filing of that motion, several plaintiffs withdrew as potential class representatives, and the Company opposed the certification of the remaining proposed class representatives. On May 11, 2007, the Court entered an order denying class certification and denying all other pending motions as moot. Thereafter, on July 13 and July 17, 2007, respectively, two individuals, Charles Gilbert and James D. McRee, filed separate Renewed Motions for Appointment as Lead Plaintiff and Approval of Selection of Lead and Liaison Counsel. On August 2, 2007, the Company filed its opposition to those motions. The motions are currently pending before the court. The Company intends to vigorously defend any remaining claims in this matter. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

On June 26, 2006, FireStar Software, Inc. filed a complaint in the U.S. District Court for the Eastern District of Texas (Civil Action No. 2-06CV-258), alleging that the Company and certain subsidiaries have directly and indirectly infringed FireStar’s U.S. Patent Number 6,101,502 by marketing, distributing, using and offering to provide support services for the JBoss Hibernate software. FireStar filed first, second, and third amended complaints on October 19, 2006, November 8, 2006, and June 24, 2007, respectively. The third amended complaint seeks, among other relief, compensatory damages, enhanced damages, costs, attorney’s fees and injunctive relief. The Company filed its answer to the third amended complaint on July 13, 2007. The Court set an initial scheduling conference for October 3, 2007 to discuss a discovery plan. Discovery is scheduled to continue until September 2, 2008. Trial is scheduled to begin on or after January 5, 2009. Based on the Company’s efforts to date, it believes it has meritorious defenses to this matter, and it intends to vigorously defend itself. There can be no assurance, however, that the Company will be successful in its defense, and an adverse resolution of the lawsuit could have a material adverse effect on its financial position and ability to continue to capitalize on its service offerings around the Hibernate technology.

The Company also experiences other routine litigation in the normal course of our business. The Company believes that the outcome of this routine litigation will not have a material adverse effect on its consolidated financial position and results of operations.

NOTE 8—Share and Debenture Repurchase Program

On September 25, 2007, the Company announced that its Board of Directors had authorized a continuation of the Company’s common stock and convertible debenture repurchase program. Under the program, the Company is authorized to repurchase up to an aggregate of $250 million of the Company’s common stock, par value $.0001 per share common stock, and up to $75 million of its 0.5% Convertible Senior Debentures due 2024 from time to time on the open market or in privately negotiated transactions, as applicable. As extended, the program will expire on the earlier of (i) October 31, 2008, or (ii) a determination by the Board of Directors, the Chief Executive Officer or the Chief Financial Officer to discontinue the program. As of September 25, 2007, the full amount authorized is available for the repurchase of common stock and debentures under the program.

NOTE 9—Business Combinations

Acquisition of JBoss, Inc.

On June 2, 2006, the Company completed its acquisition of JBoss, Inc. for approximately $328.8 million in base consideration. The Company is also obligated to pay an additional approximately $46 million in cash pursuant to the acquisition agreement upon the achievement of certain performance milestones related to sales of JBoss products and services during calendar year 2007.

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the six months ended August 31, 2006 (in thousands, except per share amounts) as if the acquisition of JBoss had occurred at the beginning of fiscal 2007, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisitions actually taken place at the beginning of fiscal 2007.

Six Months Ended Pro Forma August 31, 2006
Revenue	$192,772
Net income	$21,002
Diluted net income	$22,907
Basic net income per common share	$0.11
Diluted net income per common share	$0.11

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue. For the three months ended August 31, 2007, total revenue increased 27.7% or $ 27.6 million to $127.3 million from $99.7 million for the three months ended August 31, 2006. This increase resulted primarily from an increasing level of adoption of Red Hat Enterprise Linux as a primary computing platform by the larger enterprise customers, as well as growing penetration of the small and mid-sized business market and increased adoption of other Red Hat enterprise technologies. The success of our business model is predicated on the acceptance and widespread deployment of our open source technologies, our ability to generate subscription revenues on a per installed system basis for Red Hat enterprise technology and our ability to increase annual average subscription revenues per customer by providing additional value to our customers in the form of additional technology infrastructure and by providing customers with additional services.

Deferred Revenue. Our deferred revenue, current and long-term, balance at August 31, 2007 was $ 377.0 million. Because of our subscription model and revenue recognition policies, deferred revenues improve predictability of future revenues. Deferred revenues at August 31, 2007 increased 11.3% as compared to the balance at February 28, 2007 of $338.6 million.

Subscriptions. Our enterprise technologies are sold under subscription agreements. These agreements typically have a one or three-year subscription period. The subscription entitles the end user to maintenance, which generally consists of a specified level of support, as well as security updates, bug fixes, functionality enhancements and upgrades to the technology, when and if available, during the term of the subscription through our integrated management technologies, RHN and JBoss ON. Our customers have the ability to purchase higher levels of subscriptions that increase the level of support the customer is entitled to receive. Subscription revenue increased for the first and second quarter of fiscal 2008 and has increased each quarter of fiscal 2007, 2006 and 2005 and is being driven primarily by the increased market acceptance and use of open source software by the enterprise and our expansion of sales channels and geographic footprint during these periods.

Sales by geography. We operate our business in three geographic regions: The Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Singapore, Japan, India, Australia, South Korea and China). For the three months ended August 31, 2007, approximately $49.6 million or 39.0% of our revenue was generated outside the United States compared to approximately $36.4 million or 36.5% for the three months ended August 31, 2006. Our international operations are expected to continue increasing as a percentage of overall revenue as our international sales force and channels become more mature and as we enter new locations or expand our presence in existing locations. As of August 31, 2007, we have offices in more than 50 locations throughout the world.

Income from operations. Operating income was 14.0% and 9.5% of total revenue for the three months ended August 31, 2007 and August 31, 2006, respectively. The increase in operating income as a percentage of revenue is a result of efficiencies realized in our sales and marketing and general and administrative efforts. Sales and marketing expense as a percentage of revenue decreased from 37.9% for the three months ended August 31, 2006 to 36.2% for the same period ended August 31, 2007. Further, general and administrative costs as a percentage of revenue decreased from 18.0% for the three months ended August 31, 2006 to 15.7% for the same period ended August 31, 2007.

Gross profit margin. Subscriptions made up 85.8% and 85.2% of total revenues for the three months ended August 31, 2007 and August 31, 2006, respectively. The gross profit margin on subscriptions was 92.2% and 91.3% for the three months ended August 31, 2007 and August 31, 2006, respectively. These two overall trends, the increased percentage of sales represented by subscriptions and improvements in the gross profit margin of subscriptions, resulted in the improvement of our overall gross profit margin to 84.2% for the three months ended August 31, 2007 from 83.5% for the same period ended August 31, 2006.

Cash, cash equivalents, investments in debt securities and cash flow from operations. Cash, cash equivalents and short-term and long-term investments in debt securities balances at August 31, 2007 totaled $1.3 billion. During the three months ended August 31, 2007, we generated $49.2 million in cash flow from operations primarily related to the increase in sales of subscriptions during the period. Our significant cash balance gives us a measure of flexibility to take advantage of opportunities such as acquisitions, increasing investment in international areas and purchasing our own common stock and debt securities.

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

Impairment of long-lived assets

We evaluate the recoverability of our property and equipment and other assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. We perform this assessment on an annual basis, typically during the fourth quarter of the fiscal year or whenever events or changes in circumstances indicate an impairment may have occurred. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets. No significant impairment losses were recognized during the three months ended August 31, 2007 and August 31, 2006. See NOTE 2 to the Consolidated Financial Statements.

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

Deferred taxes and uncertain tax positions

We account for income taxes using the liability method as modified by FIN 48. This method requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of our assets and liabilities and for tax loss carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The majority of our deferred tax assets are attributable to U.S. NOL’s from stock-based compensation expense deductions which were generated prior to our adoption of SFAS 123R and are offset by a valuation allowance. As required by SFAS 123R, these NOL’s from stock-

based compensation deductions are being recognized as and only to the extent that taxes payable are reduced. As these NOL’s from stock-based compensation deductions are realized, the benefit of the deferred tax asset is recorded in additional paid in capital.

As of August 31, 2007, our net deferred tax asset balance was $136.0 million, of which $98.0 million is offset by a valuation allowance. We continue to provide a valuation allowance against our net deferred tax assets with respect to NOL’s attributable to research tax credits, certain foreign NOL’s, certain stock-based compensation expense deductions related to excess tax benefits recognized prior to the adoption of SFAS 123R, and an acquired NOL carryforward that is subject to a limitation under Section 382 of the Internal Revenue Code.

Our effective tax rate could be affected by, among other things, changes in the mix of earnings and losses in countries with differing statutory tax rates and certain stock-based compensation expenses arising from SFAS 123R. During the three months ended August 31, 2007 and August 31, 2006, we recorded a net income tax expense of $12.1 million and $6.5 million, respectively.

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

RESULTS OF OPERATIONS

Three months ended August 31, 2007 and August 31, 2006

The following table is a summary of our results of operations for the three months ended August 31, 2007 and August 31, 2006 (in thousands):

	Three Months Ended (unaudited)
	August 31, 2007	August 31, 2006	$ Change	% Change
Revenue:
Subscriptions	$109,172	$84,947	$24,225	28.5%
Training and services	18,098	14,726	3,372	22.9

Total subscription and training and services revenue	127,270	99,673	27,597	27.7

Cost of subscription and training and services revenue:
Cost of subscriptions	8,492	7,386	1,106	15.0
As a % of subscription revenue	7.8%	8.7%
Cost of training and services	11,572	9,034	2,538	28.1
As a % of training and services revenue	63.9%	61.4%

Total cost of subscription and training and services revenue	20,064	16,420	3,644	22.2
As a % of total revenue	15.8%	16.5%

Total gross profit	107,206	83,253	23,953	28.8

As a % of total revenue	84.2%	83.5%
Operating expense:
Sales and marketing	46,093	37,807	8,286	21.9
Research and development	23,384	18,068	5,316	29.4
General and administrative	19,933	17,926	2,007	11.2

Total operating expense	89,410	73,801	15,609	21.2

As a % of total revenue	70.3%	74.0%
Income from operations	17,796	9,452	8,344	88.3
As a % of total revenue	14.0%	9.5%
Other income, net	14,030	9,573	4,457	46.6
Interest expense	(1,565)	(1,490)	(75)	5.0

Income before provision for income taxes	30,261	17,535	12,726	72.6
Provision for income taxes	12,104	6,488	5,616	86.6

Net income	$18,157	$11,047	$7,110	64.4%

As a % of total revenue	14.3%	11.1%

Revenue

Subscription revenue

Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat enterprise technologies, increased by 28.5% or $24.2 million to $109.2 million for the three months ended August 31, 2007 from $84.9 million for the same period ended August 31, 2006. The increase in subscription revenue is primarily being driven by subscriptions to our principal enterprise technology, Red Hat Enterprise Linux, which has gained broader market acceptance in mission critical areas of computing and our international expansion. The increase is, in part, a result of the continued migration of larger enterprises in industries such as financial services to our open source platform from a proprietary Unix platform. We expect subscription revenue to continue an upward trend with the increased market acceptance for our offerings and with our continued international expansion.

Training and services revenue

Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees for services received from customers for consulting regarding our offerings, deployment of Red Hat enterprise technologies and for delivery of added functionality to Red Hat Enterprise Linux or other technologies for our major customers and OEM partners. Training and services revenue increased by 22.9% or $3.4 million to $18.1 million for the three months ended August 31, 2007 from $14.7 million for the same period ended August 31, 2006. The adoption of Linux and other open source technologies as a primary computing platform increases the need for training and consulting services. Accordingly, consulting services revenue increased by 40.4% or $2.1 million. Training revenue increased 13.2% or $1.3 million as a result of continued demand for Red Hat Certified Engineers, Technicians and Architects following the introduction, earlier this year, of Red Hat Enterprise Linux 5 (“RHEL 5”). Additionally, we enabled more resellers to provide our training services which increased the availability of training classes. These trends are expected to continue as Red Hat Enterprise Linux and other open source technology subscription sales continue to grow.

Cost of revenue

Cost of subscription revenue

The cost of subscription revenue primarily consists of expenses we incur to support, distribute, manufacture and package Red Hat enterprise technologies. These costs include labor related cost to provide technical support and maintenance, as well as cost for fulfillment, physical media, literature, packaging and shipping. Cost of subscription revenue increased by 15.0% or $1.1 million to $8.5 million for the three months ended August 31, 2007 from $7.4 million for the same period ended

August 31, 2006. The increase is primarily the result of continued additions to our technical support staff to meet the demands of our growing subscriber base for support and maintenance. As the number of open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will continue to occur at a rate slower than that of subscription revenue growth.

Cost of training and services revenue

Cost of training and services revenue is mainly comprised of personnel and third party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to certain customers. Cost of training and services revenue increased by 28.1% or $2.5 million to $11.6 million for the three months ended August 31, 2007 from $9.0 million for the same period ended August 31, 2006. The increase is primarily related to the increased cost to deliver professional services from additional headcount which increased $2.2 million and includes increased employee compensation and related travel costs of $1.5 million and $0.3 million, respectively. Further, the use of outside contractors to meet the growing demand for our professional services contributed $0.3 million to the overall increase. As a result, cost of training and services revenue increased as a percentage of training and services revenue to 63.9% for the three months ended August 31, 2007 from 61.4% for the three months ended August 31, 2006.

Gross profit

Gross profit increased by 28.8% or $24.0 million to $107.2 million for the three months ended August 31, 2007 from $83.3 million for the same period ended August 31, 2006. Gross profit margin was 84.2% and 83.5% of total revenues for the three months ended August 31, 2007 and August 31, 2006, respectively. The increase in gross profit and gross profit margin was primarily due to the continued increase in revenue and profitability of our Red Hat Enterprise Linux subscription offerings. While we are selling an increased volume of subscriptions, the costs to deliver these subscriptions, as a percentage of subscription revenue, has decreased to 7.8% for the three months ended August 31, 2007 from 8.7% for the same period ended August 31, 2006.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 21.9% or $8.3 million to $46.1 million for the three months ended August 31, 2007 from $37.8 million for the same period ended August 31, 2006. This increase was primarily due to a $5.0 million increase in employee compensation related to the expansion of our sales force from the prior year. Marketing costs also increased by $1.3 million of which $1.1 million relates to increased marketing employee compensation costs. The remaining increase in sales and marketing costs relates to technology infrastructure enhancements and incremental amortization expense related to identifiable intangibles, including licensing agreements, trademarks and customer reseller relationships resulting from acquisitions. Sales and marketing expense, as a percentage of revenues, decreased to 36.2% for the three months ended August 31, 2007 from 37.9% for the three months ended August 31, 2006.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased by 29.4% or $5.3 million to $23.4 million for the three months ended August 31, 2007 from $18.1 million for the same period ended August 31, 2006. The increase in research and development costs resulted from both the additional expansion of our engineering group through direct hire and the acquisition of businesses and technologies. As a result, employee compensation expense increased by $3.8 million. The expansion of our existing engineering group primarily relates to additional engineering resources to support the expansion of our product offerings and the localization of new and existing products into multiple languages. The remaining increase in research and development costs relate to technology infrastructure enhancements. Research and development expense was 18.4% and 18.1% of total revenues for the three months ended August 31, 2007 and August 31, 2006, respectively. Investing in research and development has been a priority for Red Hat and we anticipate continued spending as we expand our capabilities in virtualization and other technologies.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, facilities and information technology expense. General and administrative expense increased by 11.2% or $2.0 million to $19.9 million for the three months ended August 31, 2007 from $17.9 million for the same period ended August 31, 2006. Increased headcount across all functions to help the business scale increased employee compensation costs by $0.6 million. The remaining increase in general and administrative costs relates to facilities and technology infrastructure enhancements. General and administrative expense was approximately 15.7% and 18.0% of total revenues for the three months ended August 31, 2007 and August 31, 2006, respectively. We expect that general and administrative costs will continue to decrease as a percentage of revenue as our business continues to grow.

Other income, net

Other income, net consists of interest income earned on cash deposits in money market accounts and investments in short and long-term fixed income instruments, net gains realized on the sale of investments and foreign currency revaluation gains and losses. Other income, net increased by 46.6% or $4.5 million to $14.0 million for the three months ended August 31, 2007 from $9.6 million for the same period ended August 31, 2006. The increase is due to a $4.7 million increase in interest income. The increase in interest income is primarily attributable to higher rates of return and higher cash and investment balances.

Interest expense

Interest expense primarily consists of interest and the related amortization of deferred debt issuance costs associated with the convertible debentures and totaled approximately $1.5 million for each of the three months ended August 31, 2007 and August 31, 2006. Long-term convertible debentures outstanding at August 31, 2007 and February 28, 2007 totaled $570 million.

Income taxes

During the three months ended August 31, 2007, we recorded $12.1 million of income tax expense, which resulted in an effective tax rate of 40.0%. Our effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes. During the three months ended August 31, 2006, we recorded $6.5 million of income tax expense, which resulted in an estimated annual effective tax rate of 37%. Our estimated annual tax rate differed from the 35% U.S. federal statutory rate primarily due to the treatment of certain incentive stock options which are included in our Consolidated Statement of Operations for the three months ended August 31, 2006 but are considered non-deductible for tax purposes.

Six months ended August 31, 2007 and August 31, 2006

The following table is a summary of our results of operations for the six months ended August 31, 2007 and August 31, 2006 (in thousands):

	Six Months Ended (unaudited)
	August 31, 2007	August 31, 2006	$ Change	% Change
Revenue:
Subscriptions	$212,217	$156,439	$55,778	35.7%
Training and services	33,926	27,237	6,689	24.6

Total subscription and training and services revenue	246,143	183,676	62,467	34.0

Cost of subscription and training and services revenue:
Cost of subscriptions	16,093	13,382	2,711	20.3
As a % of subscription revenue	7.6%	8.6%
Cost of training and services	22,235	16,484	5,751	34.9
As a % of training and services revenue	65.5%	60.5%

Total cost of subscription and training and services revenue	38,328	29,866	8,462	28.3
As a % of total revenue	15.6%	16.3%

Total gross profit	207,815	153,810	54,005	35.1

As a % of total revenue	84.4%	83.7%
Operating expense:
Sales and marketing	92,302	68,308	23,994	35.1
Research and development	45,171	31,883	13,288	41.7
General and administrative	37,594	31,555	6,039	19.1

Total operating expense	175,067	131,746	43,321	32.9

As a % of total revenue	71.1%	71.7%
Income from operations	32,748	22,064	10,684	48.4
As a % of total revenue	13.3%	12.0%
Other income, net	27,608	20,275	7,333	36.2
Interest expense	(3,060)	(2,974)	(86)	2.9

Income before provision for income taxes	57,296	39,365	17,931	45.6
Provision for income taxes	22,918	14,565	8,353	57.3

Net income	$34,378	$24,800	$9,578	38.6%

As a % of total revenue	14.0%	13.5%

Revenue

Subscription revenue

Subscription revenue increased by 35.7% or $55.8 million to $212.2 million for the six months ended August 31, 2007 from $156.4 million for the same period ended August 31, 2006. The increase in subscription revenue is primarily being driven by subscriptions to our principal enterprise technology, Red Hat Enterprise Linux, which has gained broader market acceptance in mission critical areas of computing and our international expansion. The increase is, in part, a result of the continued migration of larger enterprises in industries such as financial services to our open source platform from a proprietary Unix platform. We expect subscription revenue to continue an upward trend with the increased market acceptance for our offerings and with our continued international expansion.

Training and services revenue

Training and services revenue increased by 24.6% or $6.7 million to $33.9 million for the six months ended August 31, 2007 from $27.2 million for the same period ended August 31, 2006. The adoption of Linux and other open source technologies as a primary computing platform increases the need for training and consulting services. Accordingly, consulting services revenue increased by 46.1% or $4.4 million. Training revenue increased 12.7% or $2.2 million as a result of continued demand for Red Hat Certified Engineers, Technicians and Architects following the introduction, earlier this year, of RHEL 5. Additionally, we enabled more resellers to provide our training services which increased the availability of training classes. These trends are expected to continue as Red Hat Enterprise Linux and other open source technology subscription sales continue to grow.

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue increased by 20.3% or $2.7 million to $16.1 million for the six months ended August 31, 2007 from $13.4 million for the same period ended August 31, 2006. The increase is primarily the result of continued additions to our technical support staff to meet the demands of our growing subscriber base. As the number of open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will continue to occur at a rate slower than that of subscription revenue growth.

Cost of training and services revenue

Cost of training and services revenue increased by 34.9% or $5.8 million to $22.2 million for the six months ended August 31, 2007 from $16.5 million for the same period ended August 31, 2006. Cost to deliver professional services increased $4.1 million and includes incremental employee compensation costs of $2.5 million. Also contributing to increased cost of services is increased use of outside contractors which contributed $0.8 million to the overall increase. Cost to deliver training increased $1.9 million and includes increased employee compensation and travel costs of $0.8 million and $0.2 million, respectively. Further, we are using a greater number of outside contractors to meet the growing demand for our training, which contributed $0.4 million to training costs. We anticipate continued increased demand for professional services and training for Red Hat Certified Engineers, Technicians and Architects. As a result we anticipate expanding further the number of available classes to meet the demand throughout fiscal 2008.

Gross profit

Gross profit increased by 35.1% or $54.0 million to $207.8 million for the six months ended August 31, 2007 from $153.8 million for the same period ended August 31, 2006. Gross profit margin was 84.4% and 83.7% of total revenues for the six months ended August 31, 2007 and August 31, 2006, respectively. The increase in gross profit and gross profit margin was primarily due to the continued increase in revenue and profitability of our Red Hat Enterprise Linux subscription offerings. While we are selling an increased volume of subscriptions, the costs to deliver these subscriptions, as a percentage of subscription revenue, has decreased to 7.6% for the six months ended August 31, 2007 from 8.6% for the same period ended August 31, 2006.

Operating expenses

Sales and marketing

Sales and marketing expense increased by 35.1% or $24.0 million to $92.3 million for the six months ended August 31, 2007 from $68.3 million for the same period ended August 31, 2006. This increase was primarily due to a $13.1 million increase in employee compensation primarily due to expansion of our sales force from the prior year. Marketing costs also increased by $4.2 million of which $2.5 million relates to increased marketing employee compensation costs. Additional advertising expenses of $1.0 million result from product launches and the timing of our annual users conference. The remaining increase in sales and marketing costs relate to technology infrastructure enhancements and incremental amortization expense related to identifiable intangibles, including licensing agreements, trademarks and customer reseller relationships. These increased investments to build our Red Hat sales force across a growing number of locations in anticipation of demand and to further support our brand throughout the world resulted in an increase of sales and marketing expense, as a percentage of revenues, from 37.2% for the six months ended August 31, 2006 to 37.5% for the six months ended August 31, 2007.

Research and development

Research and development expense increased by 41.7% or $13.3 million to $45.2 million for the six months ended August 31, 2007 from $31.9 million for the same period ended August 31, 2006. The increase in research and development costs resulted from both the additional expansion of our engineering group through direct hire and the acquisition of businesses and technologies. Employee compensation and related travel expenses increased by $9.7 million and $0.4 million, respectively. The expansion of our existing engineering group primarily relates to additional engineering resources to support the expansion of our product offerings and the localization of new and existing products into multiple languages and includes $0.9 million of incremental fees paid to external contractors. The remaining increase in research and development costs relate to technology infrastructure enhancements. Research and development expense was 18.4% and 17.4% of total revenues for the six months ended August 31, 2007 and August 31, 2006, respectively. Investing in research and development has been a priority for Red Hat and we anticipate continued spending as we expand our capabilities in virtualization and other technologies.

General and administrative

General and administrative expense increased by 19.1% or $6.0 million to $37.6 million for the six months ended August 31, 2007 from $31.6 million for the same period ended August 31, 2006. Increased headcount across all functions to help the business scale increased employee compensation related costs by $ 1.7 million. Technology infrastructure enhancements including incremental depreciation and amortization charges increased $1.3 million. The remaining increase is primarily increased facilities costs of $2.1 million and professional service fees of $0.5 million. General and administrative expense was approximately 15.3% and 17.2% of total revenues for the six months ended August 31, 2007 and August 31, 2006, respectively.

Other income, net

Other income, net increased by 36.2% or $7.3 million to $27.6 million for the six months ended August 31, 2007 from $20.3 million for the same period ended August 31, 2006. The increase is due to a $8.6 million increase in interest income. The increase in interest income is primarily attributable to higher rates of return and higher cash and investment balances. The increase in interest income is partially offset by foreign currency transaction and revaluation losses which increased $0.6 million for the six months ended August 31, 2007 as compared to the same period ended August 31, 2006.

Interest expense

Interest expense and the related amortization of deferred debt issuance costs associated with the convertible debentures totaled approximately $3.0 million for each of the six months ended August 31, 2007 and August 31, 2006. Long-term convertible debentures outstanding at August 31, 2007 and February 28, 2007 totaled $570 million.

Income taxes

During the six months ended August 31, 2007, we recorded $22.9 million of income tax expense, which resulted in an effective tax rate of 40.0%. Our effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes. During the six months ended August 31, 2006, we recorded $14.6 million of income tax expense, which resulted in an estimated annual effective tax rate of 37%. Our estimated annual tax rate differed from the 35% U.S. federal statutory rate primarily due to the treatment of certain incentive stock options which are included in our Consolidated Statement of Operations for the six months ended August 31, 2006 but are considered non-deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

We have historically derived a significant portion of our liquidity and operating capital from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and secondary public offerings, the issuance of convertible debentures, borrowings under working capital lines of credit and cash flows from operations. At August 31, 2007, we had total cash and investments of $1.3 billion, which was comprised of $524.6 million in cash and cash equivalents, $353.8 million of short-term, fixed-income investments and $375.3 million of long-term, fixed-income investments. This compares to total cash and investments of $1.2 billion at February 28, 2007.

We currently have sufficient liquidity with $524.6 million in cash and cash equivalents on hand that we presently do not intend to liquidate our short and long-term investments prior to their scheduled maturity dates. However, in the event that we did liquidate these investments prior to their scheduled maturities and there were no changes in market interest rates, we could be required to recognize a realized loss on those investments when we liquidate. At August 31, 2007, we have an unrealized loss of $1.6 million on our investments in debt securities compared to an unrealized loss of $2.1 million at February 28, 2007.

Six Months ended August 31, 2007

At August 31, 2007, cash and cash equivalents totaled $524.6 million, a decrease of $2.6 million as compared to February 28, 2007. The decrease in cash and cash equivalents for the six months ended August 31, 2007 resulted from purchases of investment securities of $508.6 million, acquisitions of businesses of $11.8 million and investments in equipment and technology of $19.1 million. These investments were partially offset by proceeds from sales of investment securities of $409.0 million, cash from operations which contributed $88.9 million, excess tax benefits from share-based payment arrangements of $27.1 million, proceeds of $8.5 million from employees’ exercise of common stock options and other net borrowings of $2.1 million.

Change in presentation of cash flows resulting from the adoption of SFAS 123R

SFAS 123R requires that the portion of income tax benefits resulting from tax deductions in excess of a share-based award’s original grant date fair value, the “excess tax benefits”, be presented as a source of cash flow from financing activities. Prior to our adoption of SFAS 123R in fiscal 2007, had we realized such excess tax benefits from the exercise of share-based awards, we would have presented these excess tax benefits as a source of cash flow from operating activities. For the six months ended August 31, 2007, we recognized $27.1 million of excess income tax benefits from share-based awards, of which $24.8 million resulted from tax NOL carryforwards related to stock-based compensation expense deductions. For the six months ended August 31, 2006 we recognized only $2.9 million of excess tax benefits from share-based awards, none of which resulted from the utilization of tax NOL carryforwards related to stock-based compensation expense deductions as we used our remaining, non-share-based compensation, NOL carryforwards to offset taxable income.

Cash flows from operations

Cash provided by operations of $88.9 million during the six months ended August 31, 2007 includes net income of $34.4 million, adjustments to exclude the impact of non-cash revenues and expenses, which totaled a $52.7 million net source of cash, and changes in working capital, which totaled a $29.0 million net source of cash, primarily resulting from an increase in deferred revenue of $33.4 million. The increase in deferred revenue is due to growth in billings as we generally bill our customers in advance of subscription periods. This increase in deferred revenue of $33.4 million is net of foreign currency impact and balances acquired from businesses purchased during the six months ended August 31, 2007. Partially offsetting these sources of operating cash flow were excess tax benefits of $27.1 million related to share-based compensation, which, since our adoption of SFAS 123R are classified as cash flows from financing activities, as described above.

Cash flows from investing

Cash used in investing activities of $130.6 million for the six months ended August 31, 2007 includes purchases of investment securities which totaled $508.6 million, payments (net of cash acquired) related to business acquisitions of $11.8 million, investments in property and equipment, primarily information technology infrastructure of $14.8 million and investments in purchased technology and patents of $4.4 million. Partially offsetting these investments were proceeds from maturities of investment securities of $409.0 million.

Cash flows from financing

Cash provided by financing activities of $37.7 million for the six months ended August 31, 2007 is comprised of $27.1 million from excess tax benefits related to share-based compensation, $8.5 million in proceeds from employees’ exercise of common stock options and $2.9 million of borrowings related to investments made in purchased technology. Partially offsetting cash provided by financing were payments on other borrowings of $0.8 million.

Convertible debentures

In January 2004, we issued $600.0 million in convertible senior debentures, of which $570 million remain outstanding. The debentures mature on January 15, 2024 and bear interest at a rate of 0.5% per annum, payable semiannually on January 15 and July 15 of each year. The debentures are senior unsecured obligations and rank equally in right of payment with all of our other existing and future unsecured and unsubordinated debt. The debentures are convertible into shares of our common stock under certain circumstances prior to maturity at a conversion rate of 39.0753 shares per $1,000 principal amount of debentures (which represents a conversion price of approximately $25.59 per share) subject to adjustment under certain conditions. We may redeem the debentures, in whole or in part, in cash at any time on or after January 15, 2009. Holders of the debentures may require us to redeem the debentures, in whole or in part, in cash on January 15 of 2009, 2014 and 2019. As of August 31, 2007, no debentures were redeemed. Accrued interest to the redemption date will be paid by us in any such redemption. Accrued interest at August 31, 2007 and February 28, 2007 was $0.4 million.

Capital requirements

We have experienced a substantial increase in our operating expenses since our inception in connection with the growth of our operations, the development of our enterprise technologies, the expansion of our services operations and our acquisition activity. Our capital requirements during the year ending February 29, 2008 will depend on numerous factors, including the amount of resources we devote to:

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

Given our historically strong operating cash flow and the $1.3 billion of cash and investments held at August 31, 2007 we do not presently anticipate the need to raise cash to fund our operations, either through the sale of additional equity or through the issuance of debt for the foreseeable future. However, we may take advantage of favorable capital market situations that may arise from time to time to raise additional capital.

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

Off-balance sheet arrangements

As of August 31, 2007 and February 28, 2007, we have no off-balance sheet financing arrangements and do not utilize any “structured debt”, “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

RECENT ACCOUNTING PRONOUNCEMENTS

See discussion in NOTE 2 to the Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of our investments.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of fixed-income securities, including both government and corporate obligations and money market funds. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. A hypothetical one percentage point change in interest rates would result in a $11.9 million change in interest income on an annual basis.

Our convertible debentures are at a fixed interest rate and therefore interest expense is not impacted by a change in rates. The fair market value of the debentures is subject to interest rate risk and market risk due to the convertible feature of the debentures. Generally the fair market value of fixed interest rate debt increases as interest rates fall and decreases as interest rates rise. The fair market value of debt with conversion features permitting conversion into the issuer’s stock, like our debentures, also generally increases as the market price of the underlying stock increases and decreases as the market price falls, assuming constant market interest rates. Interest and market value changes affect the fair market value of our debentures but do not impact our financial position, cash flows or results of operations. The fair value of the debentures was approximately $565.9 million and $609.6 million based on quoted market prices as of August 31, 2007 and February 28, 2007, respectively.

Investment Risk

The fair market value of our investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $9.8 million and $7.3 million decrease in the fair value of our available-for-sale investment securities as of August 31, 2007 and February 28, 2007, respectively.

Derivative Instruments

We did not hold derivative financial instruments as of August 31, 2007 and February 28, 2007.

Foreign Currency Risk

Approximately 39.0% of our revenues for the three months ended August 31, 2007 were produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenues, operating expenses and net income for our non-U.S. operations. Similarly, our revenues, operating expenses and net income will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies. Using the average foreign currency exchange rates from fiscal 2007, our revenues from non-U.S. operations for the three months ended August 31, 2007 would have been lower than we reported using the exchange rates for fiscal 2008 by approximately $2.0 million. Additionally, the assets and liabilities of our non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, while related revenue and expense accounts of these operations are translated at average exchange rates during the month in which related transactions occur. Translation gains and losses are included as an adjustment to stockholders’ equity and included in other comprehensive income. See NOTE 2 to the Consolidated Financial Statements.

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

Red Hat Professional Consulting, Inc., formerly PTI, a wholly owned subsidiary of the Company acquired in February 2001, together with its former directors and some of its former principal shareholders, is a defendant in a suit brought by a former employee in DeKalb County Superior Court in Georgia (Case No. 00-CV-5509-8). The plaintiff asserts, among other things, breach of various employment agreements and seeks monetary damages. Red Hat Professional Consulting, Inc. has filed an answer, affirmative defenses and counterclaims, denying all liability. All discovery in the matter is complete. On October 31, 2005, a hearing was held on defendants’ Third Motion for Partial Summary Judgment, and the Court granted summary judgment on three of the claims. A pre-trial order was entered in the matter, and it was set for trial on December 11, 2006. However, the Court elected to delay trial for purposes of rehearing plaintiff’s motion for partial summary judgment, and that hearing was held on December 11, 2006. On February 16, 2007, the Court issued an order in favor of plaintiff and against all defendants on plaintiff’s claim that his stock option agreement had been breached. The order does not set forth a remedy. This order is being appealed by the Company to the Georgia Court of Appeals. The Company has been indemnified, subject to certain limitations, in this matter by the former PTI shareholders; however, in light of the adverse ruling and the possibility of further adverse rulings there is a possibility that any damage award in this case could, if upheld, exceed the limits of such indemnification. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

Commencing on or about March 29, 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. Approximately 310 other IPO issuers were named as defendants in similar class action complaints (together, the “IPO Allocation Actions”). On August 8, 2001, Chief Judge Michael Mukasey of the U.S. District Court for the Southern District of New York issued an order that transferred all of the IPO Allocation Actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings (Case No. 21 MC 92). The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages, attorneys’ and expert fees and other unspecified costs. In October of 2002, the individual director and officer defendants of the Company were dismissed from the case without prejudice. In October of 2004, the District Court certified a class in six of the 310 actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Company’s action is not one of the focus cases. The issuers, including the Company, the plaintiffs, and the issuers’ insurers agreed in concept to a proposed settlement whereby the issuers, including the Company, would be released from this litigation. The proposed settlement contemplates that any amounts needed to fund the settlement-related expenses would come from participating issuers’ directors and officers liability insurance proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay the issuer’s allocable share of the settlement costs. That proposed settlement was submitted to the Court for its consideration. The Court granted preliminary approval to the settlement. A fairness hearing on the proposed settlement was held on April 24, 2006. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification with respect to the focus cases and remanded the matter for further consideration. As a result, all matters in the case, including any settlement proposal, await determination of whether a newly defined class can meet with the approval of the Court. If a newly defined class is approved, new settlement discussions are likely to occur. The Company intends to defend itself vigorously in this matter. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

Commencing on August 4, 2003, the Company filed suit against The SCO Group, Inc. (“SCO”) in the U.S. District Court for the District of Delaware seeking a declaratory judgment that the Company is not infringing any of SCO’s intellectual property rights (Civil Action No. 03-722-SLR). In addition, the Company has asserted claims against SCO under Delaware and federal law, including deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, trade libel and violations of the Lanham Act. The Company contends that SCO has made false and misleading public statements in alleging that software code, in which SCO claims to own copyrights and trade secrets, was misappropriated and incorporated into the Company’s product and that SCO has threatened legal action. On September 15, 2003, SCO filed a motion to dismiss contending, among other things, that no actual controversy exists and that the declaratory judgment that the Company seeks would not be warranted. On April 6, 2004, the Court denied SCO’s motion to dismiss but stayed further action in the case pending resolution of litigation underway in the U.S. District Court for the District of Utah between SCO and IBM. On April 20, 2004, Red Hat filed a motion for reconsideration contending that a stay based on the Utah case would be inappropriate. On March 31, 2005, the Court denied the Company’s motion to reconsider but extended to the Company the right to renew the motion should matters materially change in the SCO v. IBM litigation. SCO filed for bankruptcy protection in the District of Delaware on Sept.14, 2007, and on September 17, 2007 SCO filed a Notice in the pending case referencing the automatic stay in bankruptcy and asking the court to take the case off its active calendar.

In the summer of 2004, 14 class action lawsuits were filed against the Company and several of its present and former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of North Carolina. In each of the actions, plaintiffs seek to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arise in connection with the Company announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs assert that certain present and former officers (the “Individual Defendants”) and the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs seek unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in the Company’s common stock, disgorgement by the Company’s chief executive officer and former chief financial officer of certain compensation and profits from trading in the Company’s common stock pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 and other relief. As of September 8, 2004, all of these class action lawsuits were consolidated into a single action referenced as Civil Action No. 5:04-CV-473BR and titled In re Red Hat, Inc. Securities Litigation. Lead counsel and lead plaintiff in the case were designated, and on May 6, 2005, the plaintiffs filed an amended consolidated class action complaint. On July 29, 2005, the Company, on behalf of itself and the Individual Defendants, filed a motion to dismiss the action for failure to state a claim upon which relief may be granted. Also on that date, PricewaterhouseCoopers LLP (“PwC”), another defendant, filed a separate motion to dismiss. On May 12, 2006, the Court issued an order granting the motion to dismiss the Securities Exchange Act claims against several of the Individual Defendants, but denying the motion to dismiss the Securities Exchange Act claims against the Company, its chief executive officer and its former chief financial officer. The Court dismissed the claims under the Sarbanes-Oxley Act in their entirety, and also granted PwC’s motion to dismiss. On November 6, 2006, the plaintiffs filed a motion for class certification. Subsequent to the filing of that motion, several plaintiffs withdrew as potential class representatives, and the Company opposed the certification of the remaining proposed class representatives. On May 11, 2007, the Court entered an order denying class certification and denying all other pending motions as moot. Thereafter, on July 13 and July 17, 2007, respectively, two individuals, Charles Gilbert and James D. McRee, filed separate Renewed Motions for Appointment as Lead Plaintiff and Approval of Selection of Lead and Liaison Counsel. On August 2, 2007, the Company filed its opposition to those motions. The motions are currently pending before the court. The Company intends to vigorously defend any remaining claims in this matter. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

On June 26, 2006, FireStar Software, Inc. filed a complaint in the U.S. District Court for the Eastern District of Texas (Civil Action No. 2-06CV-258), alleging that the Company and certain subsidiaries have directly and indirectly infringed FireStar’s U.S. Patent Number 6,101,502 by marketing, distributing, using and offering to provide support services for the JBoss Hibernate software. FireStar filed first, second, and third amended complaints on October 19, 2006, November 8, 2006, and June 24, 2007, respectively. The third amended complaint seeks, among other relief, compensatory damages, enhanced damages, costs, attorney’s fees and injunctive relief. The Company filed its answer to the third amended complaint on July 13, 2007. The Court set an initial scheduling conference for October 3, 2007 to discuss a discovery plan. Discovery is scheduled to continue until September 2, 2008. Trial is scheduled to begin on or after January 5, 2009. Based on the Company’s efforts to date, it believes it has meritorious defenses to this matter, and it intends to vigorously defend itself. There can be no assurance, however, that the Company will be successful in its defense, and an adverse resolution of the lawsuit could have a material adverse effect on its financial position and ability to continue to capitalize on its service offerings around the Hibernate technology.

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

As part of our business strategy, we have in the past entered into business combinations and acquisitions (for example, our acquisition of JBoss in June 2006), and we may continue to do so in the future. We have limited experience in making acquisitions, and acquisitions present significant challenges and risks, including:

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

We may not be able to continue to attract and retain capable management personnel.

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

The SCO Group, Inc. (“SCO”) as well as others have publicly alleged that Linux may infringe certain third-party intellectual property rights. SCO filed suit against IBM, alleging, among other things, that certain Linux kernels wrongfully include SCO’s intellectual property. Uncertainty concerning allegations of this type, regardless of their merit, could adversely affect sales of our products. If those asserting such claims were to prevail in this or other actions related to their claims regarding Linux or other products, our business could be materially and adversely affected.

An adverse legal decision regarding the intellectual property in and to our technology and other offerings could harm our business and may do so materially. See “Legal Proceedings”.

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

We are, and may become, involved in disputes and lawsuits that could have a material adverse affect on our performance or stock price.

Following our announcement in July 2004 of our intention to restate certain historical financial statements, 14 class action lawsuits were commenced against us and certain of our current and former directors and officers, by or on behalf of persons claiming to be our stockholders and persons claiming to have purchased or otherwise acquired our securities at specified dates beginning as early as June 19, 2001 and continuing through July 13, 2004. The 14 class action lawsuits have since been consolidated into a single lawsuit. Additional lawsuits or legal proceedings may be commenced against us. Regardless of the outcome, it is likely that we will incur substantial defense costs, and these matters may cause a diversion of our management’s time and attention. If we do not prevail in these matters, we could be required to pay substantial damages or settlement costs, which could have a material adverse affect on our financial condition or results of operations. We are unable at this time to assess the validity of the claims or estimate the possible range of damages that might be incurred as a result of the lawsuits. We have not yet established any financial reserves relating to any of these lawsuits. See “Legal Proceedings” for additional information on certain matters that may affect our performance or stock price.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding the Company’s purchases of its Common Stock during the second fiscal quarter ended August 31, 2007:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
June 1, 2007—June 30, 2007	442	$24.57	—	$250.0 million
July 1, 2007—July 31, 2007	2,972	$21.89	—	250.0 million
August 1, 2007—August 31, 2007	—	$—	—	250.0 million

Total	3,414	22.23	—	$250.0 million

(1)	During the three months ended August 31, 2007, the Company withheld an aggregate of 3,414 shares of Common stock from employees to satisfy tax withholding obligations relating to the vesting of restricted stock awards. These shares were not withheld pursuant to the program described in Note 2 below.
(2)	On September 25, 2007, the Company announced that its Board of Directors had authorized a continuation of the Company’s Common Stock and Debenture repurchase program that was announced in October 2006. Under the program, the Company is authorized to repurchase up to an aggregate of $250 million of Common Stock and $75 million of Debentures from time to time on the open market or in privately negotiated transactions, as applicable. As extended, the program will expire on the earlier of (i) October 31, 2008, or (ii) a determination by the Board of Directors, the Chief Executive Officer or the Chief Financial Officer to discontinue the program. As of September 25, 2007, the full amount authorized was available for the repurchase of Common Stock and Debentures under the program.

ITEM 4:	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 16, 2007, the Company held its 2007 annual meeting of stockholders (the “Annual Meeting”). At the Annual Meeting, General H. Hugh Shelton, U.S. Army (Retired) and Matthew J. Szulik were elected as Class II directors. The Class I directors whose terms of office continued after the Annual Meeting were Dr. W. Steve Albrecht and Dr. Marye Anne Fox. The Class III directors whose term of office continued after the Annual Meeting were Dr. Narendra K. Gupta and William S. Kaiser.

Set forth below is the number of votes cast for or withheld with respect to each nominee for director and the number of votes cast for or against or abstaining for the other matter submitted to a vote of the stockholders at the Annual Meeting.

(1)	Election of Directors:

	Number of Votes
NOMINEES	Shares For	Shares Withheld
General H. Hugh Shelton, U.S. Army (Retired)	175,937,484	924,916
Matthew J. Szulik	175,623,574	1,238,826

(2)	Ratification of PricewaterhouseCoopers LLP as independent registered public accounting firm for the fiscal year ending February 29, 2008:

RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	Number of Votes
VOTES FOR:	176,543,467

VOTES AGAINST:	236,308

ABSTENTIONS:	82,625

ITEM 6.	EXHIBITS

(a)	List of Exhibits

Exhibit No.	Description of Exhibit
10.1	Form of Restricted Stock Unit Agreement (Non-Executive, U.S. Participants)

10.2	Form of Restricted Stock Unit Agreement (Non-Executive, Non-U.S. Participants)

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

Date: October 10, 2007	By:	/s/ MATTHEW J. SZULIK
Matthew J. Szulik
President and Chief Executive Officer (Duly Authorized Officer on Behalf of the Registrant)

RED HAT, INC.

Date: October 10, 2007	By:	/s/ CHARLES E. PETERS, JR.
Charles E. Peters, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

RED HAT, INC.

Date: October 10, 2007	By:	/s/ MARK E. COOK
Mark E. Cook
Vice President and Controller (Principal Accounting Officer)