Form 10-Q
period 2007-11-30
RED HAT INC
filed 2008-01-09
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

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

As of December 31, 2007, there were 194,409,865 shares of common stock outstanding.

RED HAT, INC.

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands—except share and per share amounts)

	November 30, 2007 (Unaudited)	February 28, 2007
ASSETS
Current assets:
Cash and cash equivalents	$586,959	$527,239
Investments in debt securities, short-term	454,361	350,827
Accounts receivable, net of allowances for doubtful accounts of $2,488 and $3,206, respectively	108,329	87,973
Prepaid expenses and other current assets	74,126	41,026

Total current assets	1,223,775	1,007,065
Property and equipment, net of accumulated depreciation and amortization of $65,806 and $50,743, respectively	58,138	45,258
Goodwill	339,739	328,837
Identifiable intangibles, net	95,778	94,314
Investments in debt securities, long-term	288,381	278,028
Other assets, net	31,929	32,352

Total assets	$2,037,740	$1,785,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,439	$12,062
Accrued expenses	48,176	38,472
Deferred revenue	301,704	249,615
Other current obligations	58	214

Total current liabilities	360,377	300,363
Deferred lease credits	5,103	5,235
Long-term deferred revenue	120,890	89,020
Other long-term obligations	23,543	—
Convertible debentures	570,000	570,000
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 205,486,328 and 204,016,560 shares issued, and 194,332,480 and 192,891,851 shares outstanding at November 30, 2007 and February 28, 2007, respectively	21	20
Additional paid-in capital	1,135,002	1,040,892
Accumulated deficit	(50,208)	(92,092)
Treasury stock at cost, 11,153,848 and 11,124,709 shares at November 30, 2007 and February 28, 2007, respectively	(126,406)	(125,789)
Accumulated other comprehensive loss	(582)	(1,795)

Total stockholders’ equity	957,827	821,236

Total liabilities and stockholders’ equity	$2,037,740	$1,785,854

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands—except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2007	November 30, 2006	November 30, 2007	November 30, 2006
Revenue:
Subscriptions	$115,732	$88,860	$327,949	$245,300
Training and services	19,649	16,966	53,575	44,202

Total subscription and training and services revenue	135,381	105,826	381,524	289,502

Cost of subscription and training and services revenue:
Cost of subscriptions	8,099	6,741	24,192	20,123
Cost of training and services	12,827	10,699	35,062	27,183

Total cost of subscription and training and services revenue	20,926	17,440	59,254	47,306

Gross profit	114,455	88,386	322,270	242,196
Operating expense:
Sales and marketing	47,653	37,575	139,955	105,883
Research and development	25,930	19,200	71,101	51,084
General and administrative	21,419	18,024	59,013	49,579

Total operating expense	95,002	74,799	270,069	206,546

Income from operations	19,453	13,587	52,201	35,650
Other income, net	14,440	11,113	42,048	31,388
Interest expense	(1,581)	(1,494)	(4,641)	(4,467)

Income before provision for income taxes	32,312	23,206	89,608	62,571
Provision for income taxes	12,029	8,586	34,947	23,151

Net income	$20,283	$14,620	$54,661	$39,420

Basic net income per common share	$0.10	$0.08	$0.28	$0.21

Diluted net income per common share	$0.10	$0.07	$0.26	$0.19

Weighted average shares outstanding
Basic	194,038	191,298	194,741	188,379
Diluted	221,547	219,458	222,740	218,591

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income	$20,283	$14,620	$54,661	$39,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,443	6,594	23,897	17,691
Deferred income taxes	10,343	3,501	28,557	13,003
Share-based compensation expense	9,455	8,495	26,422	24,421
Excess tax benefits from share-based payment arrangements	(17,087)	(2,368)	(44,206)	(5,243)
Amortization of debt issuance costs	752	752	2,257	2,256
Provision for doubtful accounts	469	281	856	983
Other	8	(16)	165	(305)
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable and earnings in excess of billings	(16,986)	(10,446)	(16,741)	(10,628)
Prepaid expenses and other current assets	(1,674)	243	(1,673)	(2,002)
Accounts payable	148	3,030	(1,959)	3,539
Accrued expenses	9,660	9,595	7,278	9,438
Deferred revenue	35,759	25,486	69,181	63,565
Other assets	65	(91)	(132)	(206)

Net cash provided by operating activities	59,638	59,676	148,563	155,932

Cash flows from investing activities:
Purchase of investment securities	(354,569)	—	(863,159)	(7,444)
Proceeds from sales and maturities of investment securities	344,345	166,810	753,303	522,862
Acquisitions of businesses, net of cash acquired	—	(302)	(11,784)	(149,864)
Purchase of developed technologies and other intangible assets	(422)	—	(4,775)	—
Purchase of property and equipment	(10,971)	(5,766)	(25,752)	(14,751)

Net cash provided by (used in) investing activities	(21,617)	160,742	(152,167)	350,803

Cash flows from financing activities:
Excess tax benefits from share-based payment arrangements	17,087	2,368	44,206	5,243
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	—	—	306
Proceeds from exercise of common stock options	5,390	2,966	13,920	14,650
Purchase of treasury stock	(482)	(66)	(618)	(1,598)
Structured stock repurchase	—	1,514	—	1,514
Proceeds from other borrowings	—	—	2,898	—
Payments on other borrowings	—	(223)	(757)	(255)

Net cash provided by financing activities	21,995	6,559	59,649	19,860

Effect of foreign currency exchange rates on cash and cash equivalents	2,324	834	3,675	1,850
Net increase in cash and cash equivalents	62,340	227,811	59,720	528,445
Cash and cash equivalents at beginning of the period	524,619	568,181	527,239	267,547

Cash and cash equivalents at end of the period	$586,959	$795,992	$586,959	$795,992

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—Company

Red Hat, Inc., incorporated in Delaware, together with its subsidiaries (“Red Hat” or the “Company”) is a global leader in providing open source software solutions to the enterprise. The Company is also the market leader in providing enterprise-ready open source operating system platforms. The Company applies its technology leadership to create its: enterprise operating platform, Red Hat Enterprise Linux; enterprise middleware platform, JBoss Enterprise Middleware Suite; and other infrastructure technology solutions, based on open source technology. The Company’s enterprise solutions are intended to meet the functionality requirements and performance demands of the enterprise and third-party computer hardware and software applications that are critical to the enterprise. The Company provides these solutions through integrated management services, Red Hat Network and JBoss Operations Network (“JBoss ON”), which allow various Red Hat enterprise technologies to be updated and configured and the performance of these and other technologies to be monitored in an automated fashion. These solutions reflect the Company’s continuing commitment to provide an enterprise-wide infrastructure platform and developer solutions based on open source technology. The Company derives its revenues and generates its cash from customers primarily from two sources: (i) subscriptions for its enterprise technologies and(ii) training and services revenue, as further described below in NOTE 2, Summary of Significant Accounting Policies.

NOTE 2—Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three months and nine months ended November 30, 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated operating results and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months and nine months ended November 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending February 29, 2008. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting. The unaudited interim Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements, including notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation. There are no significant foreign exchange restrictions on the Company’s foreign subsidiaries.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

incurred to total expected project hours. Changes in estimates are recognized in the period in which they are known. Revenue for customer training and education services is recognized on the dates the services are complete.

Deferred Commissions

Deferred commissions are the incremental costs that are directly associated with non-cancelable subscription contracts with customers and consist of sales commissions paid to the Company’s sales force. The commissions are deferred and typically amortized over twelve months to match the period of the subscription term. The commission payments are paid in full subsequent to the month in which the customer’s service commences. The deferred commission amounts are recoverable through the future revenue streams under the non-cancelable customer contracts. In addition, the Company has the ability and intent under the commission plans with its sales force to recover commissions previously paid to its sales force in the event that customers breach the terms of their subscription agreements and do not fully pay for their subscription agreements. Amortization of deferred commissions is included in sales and marketing expense in the accompanying Consolidated Statements of Operations. Deferred commissions are included in prepaid expenses and other current assets on the accompanying Consolidated Balance Sheets.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. The Company performs this assessment on an annual basis, typically during the fourth quarter of the fiscal year or whenever events or changes in circumstances indicate an impairment may have occurred. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets. No significant impairment losses were recognized by the Company for the three months and nine months ended November 30, 2007 and November 30, 2006.

Cash and Cash Equivalents

The Company considers investments purchased with a maturity period of three months or less at the date of purchase to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience and by industry and regional economic data. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered. The Company does not have off-balance-sheet credit exposure related to its customers. Accounts receivable includes earnings in excess of billings of $1.5 million and $2.3 million at November 30, 2007 and February 28, 2007, respectively.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Investments in Debt Securities

The Company’s investments at November 30, 2007 and February 28, 2007 are in debt securities which are classified as available for sale and carried at market value in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. These investments are classified as either a cash equivalent, current asset (Investments in debt securities-current) or long-term asset (Investments in debt securities-long-term) based on their time to maturity at date of purchase by the Company. Investments with a maturity date of one year or less from the balance sheet date are classified as a current asset and those with a maturity date of greater than one year are classified as a long-term asset. The weighted average maturity period of the Company’s investment in debt securities was 0.4 years at November 30, 2007 and 0.7 years at February 28, 2007.

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

	Three Months Ended		Nine Months Ended
	November 30, 2007	November 30, 2006	November 30, 2007	November 30, 2006
Unrealized gains on available-for-sale securities during the period	$2,889	$2,195	$3,400	$6,551
Average rate of total return on investment portfolio	6.14%	5.54%	5.50%	5.18%

Internal Use Software

In accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalized $8.3 million and $2.4 million in costs related to the development of internal use software for its website, enterprise resource planning system and systems management applications during the nine months ended November 30, 2007 and November 30, 2006, respectively. The Company amortizes the costs of computer software developed for internal use on a straight-line basis over an estimated useful life of five years. The carrying value of internal use software is included in property and equipment on the Consolidated Balance Sheets.

Capitalized Software Costs

Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. As a result of the Company’s practice of releasing source code that it has developed on a weekly basis for unrestricted download on the Internet, there is generally no passage of time between achievement of technological feasibility and the availability of the Company’s product for general release. Therefore, at November 30, 2007 and February 28, 2007 the Company has no internally developed capitalized software costs for products to be sold to third parties.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the nine months ended November 30, 2007, the Company acquired $3.0 million of developed software technology which has been capitalized and is included in identifiable intangible assets on the Consolidated Balance Sheet at November 30, 2007.

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

The costs related to the issuance of the convertible debentures, which closed in January 2004, were capitalized and are being amortized to interest expense through January 2009, the first scheduled date on which holders have the option to require the Company to repurchase the convertible debentures. At issuance, costs related to the Company’s convertible debentures totaled $15.8 million and primarily consisted of investment banking, legal and other professional fees. Amortized issuance cost was $0.8 million for each of the three months ended November 30, 2007 and November 30, 2006. Amortized issuance cost was $2.3 million for each of the nine months ended November 30, 2007 and November 30, 2006. Unamortized issuance cost remaining at November 30, 2007 and February 28, 2007 totaled $3.4 million and $5.6 million, respectively, and is included in other assets, net on the Consolidated Balance Sheets.

Share-Based Compensation

Effective March 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), using the modified-prospective transition method. Under the modified-prospective method, compensation costs recognized in each of the three months and nine months ended November 30, 2007 and November 30, 2006 includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of March 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation costs for all share-based awards granted on or subsequent to March 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements for the three months and nine months ended November 30, 2007 and November 30, 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2007	November 30, 2006	November 30, 2007	November 30, 2006
Cost of revenue	$583	$558	$1,736	$1,607
Sales and marketing	2,637	2,181	7,587	6,753
Research and development	2,208	1,882	6,452	5,150
General and administrative	4,027	3,874	10,647	10,911

Total share-based compensation	$9,455	$8,495	$26,422	$24,421

Share-based compensation expense qualifying for capitalization was insignificant for each of the three months and nine months ended November 30, 2007 and November 30, 2006. Accordingly, no share-based compensation expense was capitalized during the three months and nine months ended November 30, 2007 and November 30, 2006.

During the three months and nine months ended November 30, 2007, the Company granted the following share-based awards:

	Three Months Ended		Nine Months Ended
	Shares and Shares Underlying Awards	Weighted Average Per Share Value	Shares and Shares Underlying Awards	Weighted Average Per Share Value
Options	242,910	$8.39	924,840	$7.86
Nonvested shares and share units	1,410,688	$20.88	1,431,188	$21.00
Performance share units—target (1)	276,875	$21.00	276,875	$21.00
Deferred share units	893	$19.58	20,018	$20.48

Total awards	1,931,366	$19.40	2,652,921	$16.41

(1)	On October 12, 2007, the Board approved a Performance Share Unit Agreement for use with grants of performance share units (“PSUs”) to executive officers under the Red Hat, Inc. 2004 Long-Term Incentive Plan, as amended. During the three months ended November 30, 2007, certain executive officers were awarded a target number of PSUs, and depending on the Company’s financial performance relative to a specified peer group of companies, these executive officers may earn up to 200% of the target number of PSUs over a performance period with three separate performance segments noted below. In respect of the first performance segment, which is the period from March 1, 2007 through February 29, 2008, up to 20% of the maximum number of PSUs may be earned. In respect of the second performance segment, which is the period from March 1, 2007 through February 28, 2009, up to 50% of the maximum number of PSUs (less the amount of PSUs earned in respect of the first performance segment) may be earned. In respect of the third and final performance segment, which is the period from March 1, 2007 through February 28, 2010, up to 100% of the maximum number of PSUs (less the aggregate amount of PSUs earned in respect of the first and second performance segments) may be earned.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Advertising expense totaled $4.7 million and $3.5 million for the three months ended November 30, 2007 and November 30, 2006, respectively. For the nine months ended November 30, 2007 and November 30, 2006, advertising expense totaled $14.3 million and $11.9 million, respectively.

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

In July 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a comprehensive model for recognizing, measuring, presenting and disclosing uncertain income tax positions taken or expected to be taken by the Company on its tax returns. The Company adopted FIN 48 effective March 1, 2007. The cumulative effects of applying FIN 48 have been recorded in accumulated deficit in the Consolidated Balance Sheet at November 30, 2007 and are explained in NOTE 5 to the Consolidated Financial Statements.

Foreign Currency Translation

The Euro has been determined to be the functional currency for the Company’s European operations and local currencies have been determined to be the functional currencies for the Company’s Asia Pacific and South American operations.

Foreign exchange gains and losses, which result from the process of remeasuring foreign currency transactions into the appropriate functional currency, are included in other income, net in the Company’s Consolidated Statements of Operations. The translation of foreign currency financial statements into U.S. Dollars for financial reporting purposes is included in other comprehensive income, which is a separate component of stockholders’ equity. Net foreign exchange losses, included in other income, were $1.4 million and $0.3 million for the three months ended November 30, 2007 and November 30, 2006, respectively. For the nine months ended November 30, 2007 and November 30, 2006 net foreign exchange losses totaled $1.7 million and $0.1 million, respectively.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company performs credit evaluations to reduce credit risk and generally requires no collateral from its customers. Management estimates the allowance for uncollectible accounts based on the Company’s historical experience and credit evaluation. The Company’s standard credit terms are net 30 days in the U.S., net 45 days in EMEA, and range from net 30 to net 60 days in Asia Pacific. At November 30, 2007, one customer accounted for approximately 13% of the Company’s accounts receivable balance. No other individual customer accounted for 10% or more of the Company’s accounts receivable balance at November 30, 2007. No individual customer accounted for 10% or more of the Company’s accounts receivable balance at February 28, 2007.

For the three months and nine months ended November 30, 2007 and November 30, 2006, there were no individually significant customers from which the Company generated revenue.

Net Income Per Common Share

The Company computes net income per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”), Staff Accounting Bulletin No. 98 (“SAB 98”) and Emerging Issues Task Force No. 04-8, The Effect of Contingently Convertible Instruments on Diluted EPS. Under the provisions of SFAS 128 and SAB 98, basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income adjusted for interest expense and amortization of debt issuance costs associated with the convertible debentures, by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of shares issuable upon the exercise of stock options and convertible securities such as the Company’s convertible debentures. Diluted net income per share for the three months and nine months ended November 30, 2007 and November 30, 2006, assumes the conversion of the convertible debentures using the “if converted” method.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table reconciles the numerators and denominators of the earnings per share calculation for the three months and nine months ended November 30, 2007 and November 30, 2006 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 30, 2007	November 30, 2006	November 30, 2007	November 30, 2006
Diluted net income per share computation:
Net income	$20,283	$14,620	$54,661	$39,420
Interest expense on convertible debt, net of related tax	435	449	1,304	1,347
Amortization of debt issuance costs, net of related tax	459	474	1,377	1,422

Net income—diluted	$21,177	$15,543	$57,342	$42,189

Weighted average common shares outstanding	194,038	191,298	194,741	188,379
Incremental shares attributable to assumed exercise of outstanding options	5,236	5,887	5,726	7,939
Incremental shares attributable to assumed exercise of convertible debentures	22,273	22,273	22,273	22,273

Diluted shares	221,547	219,458	222,740	218,591

Diluted net income per share	$0.10	$0.07	$0.26	$0.19

The following shares are not included in the computation of diluted earnings per share because the option prices were greater than the average market price of the Company’s stock during the related periods and the effect of including such options in the computation would be antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2007	November 30, 2006	November 30, 2007	November 30, 2006
Number of shares considered antidilutive for calculating diluted net income per share:	4,223	3,609	3,824	2,335

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company has offices in more than 50 locations around the world. The Company manages its international business on an Americas-wide, EMEA-wide and Asia Pacific-wide basis. The following disclosure aggregates individually immaterial international operations and separately discloses the significant international operations at and for the three months ended November 30, 2007 and November 30, 2006 (in thousands):

	Americas	EMEA	Asia Pacific	Total
	Three Months Ended November 30, 2007
Revenue from unaffiliated customers	$88,022	$29,379	$17,980	$135,381
Net income	$22,967	$116	$(2,800)	$20,283
Total assets	$1,863,572	$115,674	$58,494	$2,037,740

	Americas	EMEA	Asia Pacific	Total
	Three Months Ended November 30, 2006
Revenue from unaffiliated customers	$71,618	$20,297	$13,911	$105,826
Net income	$13,698	$133	$789	$14,620
Total assets	$1,600,621	$69,000	$43,285	$1,712,906

Revenues from unaffiliated customers in the United States, the Company’s country of domicile, were approximately $81.8 million and $68.2 million for the three months ended November 30, 2007 and November 30, 2006, respectively. Revenues in Japan totaled $10.4 million and $8.0 million for the three months ended November 30, 2007 and November 30, 2006, respectively. In terms of revenue, Japan was the only individually material country outside the United States.

The following disclosure aggregates individually immaterial international operations and separately discloses the significant international operations at and for the nine months ended November 30, 2007 and November 30, 2006 (in thousands):

	Americas	EMEA	Asia Pacific	Total
	Nine months Ended November 30, 2007
Revenue from unaffiliated customers	$250,470	$79,864	$51,190	$381,524
Net income (loss)	$58,052	$935	$(4,326)	$54,661
Total assets	$1,863,572	$115,674	$58,494	$2,037,740

	Americas	EMEA	Asia Pacific	Total
	Nine months Ended November 30, 2006
Revenue from unaffiliated customers	$194,730	$53,254	$41,518	$289,502
Net income (loss)	$38,781	$1,244	$(605)	$39,420
Total assets	$1,600,621	$69,000	$43,285	$1,712,906

Revenues from unaffiliated customers in the United States, the Company’s country of domicile, were approximately $233.4 million and $185.5 million for the nine months ended November 30, 2007 and November 30, 2006, respectively. Revenues in Japan totaled $29.1 million and $24.1 million for the nine months ended November 30, 2007 and November 30, 2006, respectively. In terms of revenue, Japan was the only individually material country outside the United States.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Comprehensive Income

The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income for the three months and nine months ended November 30, 2007 and November 30, 2006 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2007	November 30, 2006	November 30, 2007	November 30, 2006
Comprehensive income:
Net income	$20,283	$14,620	$54,661	$39,420
Foreign currency translation adjustments, net of taxes	(2,010)	32	(2,186)	(752)
Change in unrealized gains and losses on marketable securities, net of taxes	2,889	2,195	3,400	6,551

Total comprehensive income, net of taxes	$21,162	$16,847	$55,875	$45,219

As of November 30, 2007 and February 28, 2007, the Company held investments in debt securities with an unrealized gain of $1.3 million and unrealized loss $2.1 million, respectively.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a frame work for measuring fair value within accounting principles generally accepted in the U.S., clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements. SFAS 157 does not require any new fair value measurements in U.S. generally accepted accounting principles. However, the definition of fair value in SFAS 157 may affect assumptions used by companies in determining fair value. The Company will be required to adopt SFAS 157 on March 1, 2008. The Company has not completed its evaluation of the impact on the Company’s consolidated financial statements of adopting SFAS 157, but currently believes the adoption of SFAS 157 will not require significant modification of the Company’s fair value measurements and will be substantially limited to expanded disclosures in the notes to the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS159”). SFAS 159 permits companies to choose to measure certain financial instruments at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on March 1, 2008. The Company has not completed its evaluation of the impact on the Company’s consolidated financial statements of adopting SFAS 159, but currently believes the adoption of SFAS 159 will not be significant.

In December 2007, the FASB issued Statement No. 141 (revised 2007) Business Combinations (“SFAS141R”) which replaces Statement No. 141, Business Combination (“SFAS 141”). SFAS 141R retains the fundamental requirements in SFAS 141 but broadens its scope to include all transactions and other events in which one entity obtains control over another and improves the recognition and measurement of identifiable assets acquired, liabilities assumed and any noncontrolling interests of the acquiree. SFAS 141R will apply prospectively to business combinations for which the acquisition date is on or after March 1, 2009. The Company is currently evaluating the impact of SFAS 141R on prospective acquisitions, if any, but believes the adoption of SFAS 141R will be limited to expanded disclosures in the notes to the Company’s consolidated financial statements.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In December 2007, the FASB issued Statement No. 160 Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS160”). SFAS 160 (i) clarifies the definition of noncontrolling interest, (ii) requires the noncontrolling interest to be reported as a component of equity rather than reported as a liability or in the mezzanine section between liabilities and equity and (iii) changes the presentation on the consolidated statement of operations of the income attributable to the noncontrolling interest. SFAS 160 will be effective for the Company on March 1, 2008 and will be applied prospectively, except for presentation and disclosure requirements which will be applied retrospectively for all periods presented. The Company is currently evaluating the impact of SFAS 160 but believes the adoption of SFAS 160 will not be significant.

NOTE 3—Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the Company completed its annual impairment test as of February 28, 2007 and no goodwill impairment was deemed necessary. The following is a summary of goodwill for the nine months ended November 30, 2007 (in thousands):

Balance at February 28, 2007	$328,837
Add: Goodwill from additional acquisitions (1)	14,224
Add: FIN 48 tax adjustments related to acquired NOL carryforwards	1,364
Impact of foreign currency fluctuations and other	394

Balance at May 31, 2007	$344,819

Deduct: Adjustment to purchase price for finalization of allocation	(5,100)
Impact of foreign currency fluctuations and other	(362)

Balance at August 31, 2007	$339,357

Impact of foreign currency fluctuations and other	382

Balance at November 30, 2007	$339,739

(1)	Goodwill additions represent the excess of purchase price over tangible and intangible assets of businesses acquired during the nine months ended November 30, 2007.

NOTE 4—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of purchased technologies, customer and reseller relationships, trademarks, copyrights and patents, which are amortized over the estimated useful life, generally on a straight line basis or on a basis which reflects the asset’s pattern of economic benefit. Useful lives range from three to fifteen years for purchased technologies and customer and reseller relationships and three to ten years for trademarks, copyrights and patents. As of November 30, 2007, trademarks with an indefinite estimated useful life totaled $9.7 million.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Amortization expense associated with identifiable intangible assets was $3.3 million and $2.9 million for the three months ended November 30, 2007 and November 30, 2006, respectively. For the nine months ended November 30, 2007 and November 30, 2006 amortization expense associated with identifiable intangible assets was $9.8 million and $7.1 million, respectively. The following is a summary of identifiable intangible assets (in thousands):

	November 30, 2007			February 28, 2007
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$30,315	$(6,802)	$23,513	$26,863	$(5,236)	$21,627
Purchased technologies (1)	24,882	(12,256)	12,626	17,450	(8,414)	9,036
Customer and reseller relationships	69,324	(9,685)	59,639	68,536	(4,885)	63,651

Total identifiable intangible assets	$124,521	$(28,743)	$95,778	$112,849	$(18,535)	$94,314

(1)	Additions represent middleware technologies acquired during the nine months ended November 30, 2007

NOTE 5—Income Taxes

Income Tax Expense

During the three months and nine months ended November 30, 2007, the Company recorded $12.0 million and $34.9 million, respectively of income tax expense, based on an estimated annual effective tax rate of 39%. The Company’s estimated annual effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes partially offset by the reversal of valuation allowances on research credits. The provision for income tax expense for the three months and nine months ended November 30, 2006 was $8.6 million and $23.2 million, respectively and was based on a then estimated annual effective tax rate of 37%, which differed from the 35% U.S. federal statutory rate primarily due to the treatment of certain incentive stock options which are included in the Company’s Consolidated Statement of Operations for the three months and nine months ended November 30, 2006 but are considered non-deductible for tax purposes.

Deferred Taxes

As of November 30, 2007, the Company’s net deferred tax asset balance was $128.1 million, of which $75.6 is offset by a valuation allowance. Deferred tax assets consist primarily of NOL’s from stock-based compensation expense deductions in the U.S. The Company provides a valuation allowance against its net deferred tax assets with respect to NOL’s attributable to certain stock-based compensation expense deductions related to excess tax benefits recognized prior to the adoption of SFAS 123R, certain foreign NOL’s and an acquired NOL carryforward that is subject to a limitation under Section 382 of the Internal Revenue Code. The U.S. net deferred tax asset attributable to U.S. NOL’s from stock-based compensation expense deductions generated prior to adoption of SFAS 123R are being recognized as, and to the extent that, taxes payable are reduced. As these deferred tax assets attributable to NOL’s from stock-based compensation expense deductions are realized, the benefit of the deferred tax asset is recorded in additional paid in capital. During the three months ended November 30, 2007, the Company recognized a net tax expense of $12.0 million, which was net of a tax benefit of approximately $2.0 million resulting from the reduction of valuation allowances on research credits. The reduction of valuation allowance resulted primarily from management’s determination that it is more likely than not that the research credits will be realized.

As of November 30, 2007, the Company had U.S. federal and state NOL carryforwards of approximately $302.0 million and $222.0 million, respectively. These NOL carryforwards are scheduled to expire in varying amounts beginning in 2020 and 2008 for federal and state income tax purposes, respectively.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Uncertain Tax Positions

The Company adopted the provisions of FIN 48 on March 1, 2007. As a result of the implementation of FIN 48, the Company increased (i) other long-term obligations related to unrecognized tax benefits by $21.1 million, the amount of unrecognized tax benefits as of the date of adoption,(ii) deferred tax assets by $6.7 million, (iii) goodwill by $1.4 million and (iv) accumulated deficit by $12.8 million, which was the total amount of unrecognized tax benefits as of the date of adoption that, if recognized, would impact the effective tax rate.

During the three months and nine months ended November 30, 2007, the amount of unrecognized tax benefits increased by approximately $0.8 million and $2.3 million, respectively with respect to the continuation in the current period for uncertain tax positions taken during a prior period. The Company anticipates that similar quarterly increases in amount will occur during the next 12 months. The Company does not currently expect any other significant changes in its unrecognized tax benefits for the next 12 months. No settlements of uncertain income tax positions or reductions in long-term obligations related to unrecognized tax benefits occurred during the three months and nine months ended November 30, 2007.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as income tax expense. Accrued interest and penalties related to unrecognized tax benefits at adoption totaled $1.0 million. There were no significant changes to these accrued interest and penalties during the three months and nine months ended November 30, 2007.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of November 30, 2007. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOL’s:

Tax Jurisdiction	Years Subject to Income Tax Examination

U.S. federal	1994 – Present

North Carolina	1999 – Present

Ireland	2001 – Present

Japan	2006 – Present

The Company or one of its subsidiaries is currently undergoing income tax examinations in Japan, France and North Carolina.

NOTE 6—Commitments and Contingencies

As of November 30, 2007, the Company leased office space and certain equipment under various non-cancelable operating leases. Rent expense under operating leases was $4.6 million and $3.3 million for the three months ended November 30, 2007 and November 30, 2006, respectively. Rent expense under operating leases was $12.1 million and $8.8 million for the nine months ended November 30, 2007 and November 30, 2006, respectively.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Commencing on or about March 29, 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. Approximately 310 other IPO issuers were named as defendants in similar class action complaints (together, the “IPO Allocation Actions”). On August 8, 2001, Chief Judge Michael Mukasey of the U.S. District Court for the Southern District of New York issued an order that transferred all of the IPO Allocation Actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings (Case No. 21 MC 92). The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages, attorneys’ and expert fees and other unspecified costs. In October of 2002, the individual director and officer defendants of the Company were dismissed from the case without prejudice. In October of 2004, the District Court certified a class in six of the 310 actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Company’s action is not one of the focus cases. The issuers, including the Company, the plaintiffs, and the issuers’ insurers agreed in concept to a proposed settlement whereby the issuers, including the Company, would be released from this litigation. The

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

proposed settlement contemplated that any amounts needed to fund the settlement-related expenses would come from participating issuers’ directors and officers liability insurance proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay the issuer’s allocable share of the settlement costs. That proposed settlement was submitted to the Court for its consideration. The Court granted preliminary approval to the settlement. A fairness hearing on the proposed settlement was held on April 24, 2006. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification with respect to the focus cases and remanded the matter for further consideration. As a result, all matters in the case, including any settlement proposal, await determination of whether a newly defined class can meet with the approval of the Court. If a newly defined class is approved, new settlement discussions are likely to occur. Defendants in the focus cases filed motions to dismiss the second amended complaints on or about November 13, 2007, and filed their oppositions to plaintiffs’ motion for class certification on or about December 21, 2007. The Company intends to defend itself vigorously in this matter. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

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

In the summer of 2004, 14 class action lawsuits were filed against the Company and several of its present and former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of North Carolina. In each of the actions, plaintiffs seek to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arise in connection with the Company announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs assert that certain present and former officers (the “Individual Defendants”) and the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), and Rule 10b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs seek unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in the Company’s common stock, disgorgement by the Company’s chief executive officer and former chief financial officer of certain compensation and profits from trading in the Company’s common stock pursuant to Section 304 of

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the Sarbanes-Oxley Act of 2002 and other relief. As of September 8, 2004, all of these class action lawsuits were consolidated into a single action referenced as Civil Action No. 5:04-CV-473BR and titled In re Red Hat, Inc. Securities Litigation. On May 6, 2005, the plaintiffs filed an amended consolidated class action complaint. On July 29, 2005, the Company, on behalf of itself and the Individual Defendants, filed a motion to dismiss the action for failure to state a claim upon which relief may be granted. Also on that date, PricewaterhouseCoopers LLP (“PwC”), another defendant, filed a separate motion to dismiss. On May 12, 2006, the Court issued an order granting the motion to dismiss the Securities Exchange Act claims against several of the Individual Defendants, but denying the motion to dismiss the Securities Exchange Act claims against the Company, its chief executive officer and its former chief financial officer. The Court dismissed the claims under the Sarbanes-Oxley Act in their entirety, and also granted PwC’s motion to dismiss. On November 6, 2006, the plaintiffs filed a motion for class certification. Subsequent to the filing of that motion, several plaintiffs withdrew as potential class representatives, and the Company opposed the certification of the remaining proposed class representatives. On May 11, 2007, the Court entered an order denying class certification and denying all other pending motions as moot. Thereafter, on July 13, 2007 Charles Gilbert filed a renewed motion for appointment as lead plaintiff and approval of selection of lead counsel. On November 13, 2007, the Court entered an Order allowing Gilbert’s motion, appointing him lead plaintiff and adding him as a party plaintiff and appointing lead counsel. The Company intends to vigorously defend any remaining claims in this matter. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

On June 26, 2006, FireStar Software, Inc. filed a complaint in the U.S. District Court for the Eastern District of Texas (Civil Action No. 2-06CV-258), alleging that the Company and certain subsidiaries have directly and indirectly infringed FireStar’s U.S. Patent Number 6,101,502 by marketing, distributing, using and offering to provide support services for the JBoss Hibernate software. FireStar filed first, second, and third amended complaints on October 19, 2006, November 8, 2006, and June 24, 2007, respectively. The third amended complaint seeks, among other relief, compensatory damages, enhanced damages, costs, attorney’s fees and injunctive relief. The Company filed its answer to the third amended complaint on July 13, 2007. The Court set an initial scheduling conference for October 3, 2007 to discuss a discovery plan. Discovery is scheduled to continue until September 2, 2008. Trial is scheduled to begin on or after January 5, 2009. Based on the Company’s efforts to date, it believes it has meritorious defenses to this matter, and intends to vigorously defend itself. There can be no assurance, however, that the Company will be successful in its defense, and an adverse resolution of the lawsuit could have a material adverse effect on its financial position and ability to continue to capitalize on its service offerings around the Hibernate technology.

On October 4, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington against, among others, The Goldman Sachs Group, Inc. and JPMorgan Chase & Co., lead underwriters of the Company’s initial public offering in August 1999, alleging violations of Section 16(b) of the Securities Exchange Act of 1934. The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the underwriters and certain unnamed officers, directors and principal stockholders exceeded ten percent of the Company’s outstanding common stock from the date of the Company’s initial public offering on August 11, 1999, through at least August 10, 2000. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The Company was named as a nominal defendant in the action. The Company has not yet been

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

served with a copy of the complaint. The Company believes that there are substantial legal and factual defenses to the claims, which the Company intends to vigorously pursue. There is no assurance that the Company will prevail in defending this action.

On October 9, 2007, IP Innovation, LLC and Technology Licensing Corporation filed a complaint in the Eastern District of Texas (Civil Action No. 2-07CV-447) against Red Hat, Inc. and Novell, Inc., alleging direct and indirect infringement of U.S. Patent Nos. 5,072,412, 5,394,521 and 5,533,183. The complaint seeks, among other relief, compensatory damages, enhanced damages and injunctive relief. Based on the Company’s efforts to date, it believes it has meritorious defenses to this matter, and intends to vigorously defend itself. There can be no assurance, however, that the Company will be successful in its defense, and an adverse resolution of the lawsuit could have a material adverse effect on its financial position and results of operations. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

The Company also experiences other routine litigation in the normal course of its business. The Company believes that the outcome of this routine litigation will not have a material adverse effect on its consolidated financial position and results of operations.

NOTE 8—Share and Debenture Repurchase Program

On September 25, 2007, the Company announced that its Board of Directors had authorized a continuation of the Company’s common stock and convertible debenture repurchase program. Under the program, the Company is authorized to repurchase up to an aggregate of $250 million of the Company’s common stock, par value $.0001 per share common stock, and up to $75 million of its 0.5% Convertible Senior Debentures due 2024 from time to time on the open market or in privately negotiated transactions, as applicable. As extended, the program will expire on the earlier of (i) October 31, 2008 or (ii) a determination by the Board of Directors, the Chief Executive Officer or the Chief Financial Officer to discontinue the program. At November 30, 2007, the full amount authorized was available for the repurchase of common stock and debentures under the program.

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

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the nine months ended November 30, 2006 (in thousands, except per share amounts) as if the acquisition of JBoss had occurred at the beginning of fiscal 2007, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisitions actually taken place at the beginning of fiscal 2007.

Pro Forma Nine Months Ended November 30, 2006
Revenue	$298,598
Net income	$35,622
Diluted net income	$38,450
Basic net income per common share	$0.19
Diluted net income per common share	$0.18

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a global leader in providing open source software solutions to the enterprise, including our core enterprise operating system platform, Red Hat Enterprise Linux and middleware platform, JBoss Enterprise Middleware.

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

We sell our enterprise technologies through subscriptions, and we recognize revenue over the period of the subscription agreements with our customers. In addition, we generally provide certain managed services for each of our enterprise technologies, through Red Hat Network (“RHN”) and JBoss Operations Network (“JBoss ON”), as a component of our subscriptions. We market our offerings primarily to enterprise customers including large enterprises, government organizations, small and medium size businesses and educational institutions.

We have focused on introducing and gaining acceptance for Red Hat enterprise technologies that comprise our open source architecture. Since introducing our initial enterprise open source operating system platform, Red Hat Enterprise Linux, it has gained widespread independent software vendor (“ISV”) and independent hardware vendor (“IHV”) support. We have continued to build our open source architecture by expanding our enterprise offerings and introducing new systems management services, middleware, integrated virtualization and clustering capability, file management systems, directory and certificate technologies and enhanced security functionality. We intend to bring the value of open source technology to other key areas of the enterprise infrastructure as the development community efforts support and customer needs dictate.

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

Revenue.     For the three months ended November 30, 2007, total revenue increased 27.9% or $29.6 million to $135.4 million from $105.8 million for the three months ended November 30, 2006. This increase resulted primarily from an increasing level of adoption of Red Hat Enterprise Linux as a primary computing platform by the larger enterprise customers, as well as growing penetration of the small and mid-sized business market and increased adoption of other Red Hat enterprise technologies. The success of our business model is predicated on the acceptance and widespread deployment of our open source technologies, our ability to generate subscription revenues on a per installed system basis for Red Hat enterprise technology and our ability to increase annual average subscription revenues per customer by providing additional value to our customers in the form of additional technology infrastructure and by providing customers with additional services.

Deferred Revenue.     Our deferred revenue, current and long-term, balance at November 30, 2007 was $422.6 million. Because of our subscription model and revenue recognition policies, deferred revenues improve predictability of future revenues. Deferred revenues at November 30, 2007 increased 24.8% as compared to the balance at February 28, 2007 of $338.6 million.

Subscriptions.     Our enterprise technologies are sold under subscription agreements. These agreements typically have a one or three-year subscription period. The subscription entitles the end user to maintenance, which generally consists of a specified level of support, as well as security updates, bug fixes, functionality enhancements and upgrades to the technology, when and if available, during the term of the subscription through, among other means, our integrated management technologies, RHN and JBoss ON. Our customers have the ability to purchase higher levels of subscriptions that increase the level of support the customer is entitled to receive. Subscription revenue increased for each quarter of fiscal 2008 and has increased each quarter of fiscal 2007, 2006 and 2005 and is being driven primarily by the increased market acceptance and use of open source software by the enterprise and our expansion of sales channels and geographic footprint during these periods.

Sales by geography.     We operate our business in three geographic regions: The Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Japan, Singapore, India, Australia, South Korea and China). For the three months ended November 30, 2007, approximately $53.6 million or 39.6% of our revenue was generated outside the United States compared to approximately $37.6 million or 36.0% for the three months ended November 30, 2006. Our international operations are expected to continue increasing as a percentage of overall revenue as our international sales force and channels become more mature and as we enter new locations or expand our presence in existing locations. As of November 30, 2007, we have offices in more than 50 locations throughout the world.

Gross profit margin.     Subscriptions made up 85.5% and 84.0% of total revenues for the three months ended November 30, 2007 and November 30, 2006, respectively. The gross profit margin on subscriptions was 93.0% and 92.4% for the three months ended November 30, 2007 and November 30, 2006, respectively. These two overall trends, the increased percentage of sales represented by subscriptions and improvements in the gross profit margin of subscriptions, resulted in the improvement of our overall gross profit margin to 84.5% for the three months ended November 30, 2007 from 83.5% for the same period ended November 30, 2006.

Income from operations.     Operating income was 14.4% and 12.8% of total revenue for the three months ended November 30, 2007 and November 30, 2006, respectively. The increase in operating income as a percentage of revenue is a result of efficiencies realized in our general and administrative and sales and marketing efforts. General and administrative costs as a percentage of revenue decreased from 17.0% for the three months ended November 30, 2006 to 15.8% for the same period ended November 30, 2007. Further, sales and marketing expense as a percentage of revenue decreased from 35.5% for the three months ended November 30, 2006 to 35.2% for the same period ended November 30, 2007.

Cash, cash equivalents, investments in debt securities and cash flow from operations.    Cash, cash equivalents and short-term and long-term investments in debt securities balances at November 30, 2007 totaled $1.3 billion. During the three months ended November 30, 2007, we generated $59.6 million in cash flow from operations primarily related to the sales of subscriptions during the period. Our significant cash balance gives us a measure of flexibility to take advantage of opportunities such as acquisitions, increasing investment in international areas and purchasing our own common stock and debt securities.

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

Revenue recognition

We recognize revenue in accordance with Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by Statement of Position No. 98-4, Deferral of the Effective Date of a Provision of SOP 97-2, and Statement of Position No. 98-9, Modification of SOP 97-2, and Staff Accounting Bulletin No. 101, as amended by Staff Accounting Bulletin No. 104. We establish persuasive evidence of an arrangement for each type of revenue transaction based on either a signed contract with the end customer, a click-through contract on our website whereby the customer agrees to our standard subscription terms, signed or click-through distribution contracts with OEMs and other resellers, or, in the case of individual training seats, through receipt of payment which indicates acceptance of our training agreement terms.

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

Impairment of long-lived assets

We evaluate the recoverability of our property and equipment and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. We perform this assessment on an annual basis, typically during the fourth quarter of the fiscal year or whenever events or changes in circumstances indicate an impairment may have occurred. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets. No significant impairment losses were recognized during the three months ended November 30, 2007 and November 30, 2006. See NOTE 2 to the Consolidated Financial Statements.

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

As of November 30, 2007, our net deferred tax asset balance was $128.1 million, of which $75.6 million is offset by a valuation allowance. We continue to provide a valuation allowance against our net deferred tax assets with respect to NOL’s attributable to certain stock-based compensation expense deductions related to excess tax benefits recognized prior to the adoption of SFAS 123R, certain foreign NOL’s and an acquired NOL carryforward that is subject to a limitation under Section 382 of the Internal Revenue Code.

Our effective tax rate could be affected by, among other things, changes in the mix of earnings and losses in countries with differing statutory tax rates and certain stock-based compensation expenses arising from SFAS 123R. During the three months ended November 30, 2007 we recorded a net income tax expense of $12.0 million, which was net of a tax benefit of approximately $2.0 million resulting from the reduction of valuation allowances on U.S. research credits. During the three months ended November 30, 2006 we recorded a net income tax expense of $8.6 million

In July 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a comprehensive model for recognizing, measuring, presenting and disclosing uncertain income tax positions taken or expected to be taken by us on our tax returns. We adopted FIN 48 effective March 1, 2007. The cumulative effects of applying FIN 48 have been recorded in accumulated deficit and are explained in NOTE 5 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Three months ended November 30, 2007 and November 30, 2006

The following table is a summary of our results of operations for the three months ended November 30, 2007 and November 30, 2006 (in thousands):

	Three Months Ended (Unaudited)
	November 30, 2007	November 30, 2006	$ Change	% Change
Revenue:
Subscriptions	$115,732	$88,860	$26,872	30.2%
Training and services	19,649	16,966	2,683	15.8

Total subscription and training and services revenue	135,381	105,826	29,555	27.9

Cost of subscription and training and services revenue:
Cost of subscriptions	8,099	6,741	1,358	20.1
As a % of subscription revenue	7.0%	7.6%
Cost of training and services	12,827	10,699	2,128	19.9
As a % of training and services revenue	65.3%	63.1%

Total cost of subscription and training and services revenue	20,926	17,440	3,486	20.0
As a % of total revenue	15.5%	16.5%

Total gross profit	114,455	88,386	26,069	29.5

As a % of total revenue	84.5%	83.5%
Operating expense:
Sales and marketing	47,653	37,575	10,078	26.8
Research and development	25,930	19,200	6,730	35.1
General and administrative	21,419	18,024	3,395	18.8

Total operating expense	95,002	74,799	20,203	27.0

As a % of total revenue	70.2%	70.7%
Income from operations	19,453	13,587	5,866	43.2
As a % of total revenue	14.4%	12.8%
Other income, net	14,440	11,113	3,327	29.9
Interest expense	(1,581)	(1,494)	(87)	5.8

Income before provision for income taxes	32,312	23,206	9,106	39.2
Provision for income taxes	12,029	8,586	3,443	40.1

Net income	$20,283	$14,620	$5,663	38.7%

As a % of total revenue	15.0%	13.8%

Revenue

Subscription revenue

Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat enterprise technologies, increased by 30.2% or $26.9 million to $115.7 million for the three months ended November 30, 2007 from $88.9 million for the same period ended November 30, 2006. The increase in subscription revenue is primarily being driven by subscriptions to our principal enterprise technology, Red Hat Enterprise Linux, which has gained broader market acceptance in mission critical areas of computing and our international expansion. The increase is, in part, a result of the continued migration of larger enterprises in industries such as financial services to our open source platform from a proprietary Unix platform. We expect subscription revenue to continue an upward trend with the increased market acceptance for our offerings and with our continued international expansion.

Training and services revenue

Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees for services received from customers for consulting regarding our offerings, deployment of Red Hat enterprise technologies and for delivery of added functionality to Red Hat Enterprise Linux or other technologies for our major customers and OEM partners. Training and services revenue increased by 15.8% or $2.7 million to $19.6 million for the three months ended November 30, 2007 from $17.0 million for the same period ended November 30, 2006. The adoption of Linux and other open source technologies as a primary computing platform increases the need for training and consulting services. Accordingly, consulting services revenue increased by 20.9% or $1.2 million. Training revenue increased 14.7% or $1.3 million as a result of continued demand for Red Hat Certified Engineers, Technicians and Architects following the introduction, earlier this year, of Red Hat Enterprise Linux 5 (“RHEL 5”). Additionally, we enabled more resellers to provide our training services which increased the availability of training classes. These trends are expected to continue as Red Hat Enterprise Linux and other open source technology subscription sales continue to grow.

Cost of revenue

Cost of subscription revenue

The cost of subscription revenue primarily consists of expenses we incur to support, distribute, manufacture and package Red Hat enterprise technologies. These costs include labor related cost to provide technical support and maintenance, as well as cost for fulfillment, physical media, literature, packaging and shipping. Cost of subscription revenue increased by 20.1% or $1.4 million to $8.1 million for the three months ended November 30, 2007 from $6.7 million for the same period ended November 30, 2006. The increase is primarily the result of continued additions to our technical support staff to meet the demands of our growing subscriber base for support and maintenance. As the number of open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will continue to occur at a rate slower than that of subscription revenue growth.

Cost of training and services revenue

Cost of training and services revenue is mainly comprised of personnel and third party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to various customers. Cost of training and services revenue increased by 19.9% or $2.1 million to $12.8 million for the three months ended November 30, 2007 from $10.7 million for the same period ended November 30, 2006. The increase is primarily related to the increased cost to deliver training which increased $1.5 million and includes increased use of outside contractors to deliver training which contributed $0.8 million, and increased employee compensation and related travel costs of $0.4 million and $0.1 million, respectively. Further, the use of outside contractors to meet the growing demand for our professional services contributed $0.6 million to the overall increase. As a result, cost of training and services revenue increased as a percentage of training and services revenue to 65.3% for the three months ended November 30, 2007 from 63.1% for the three months ended November 30, 2006.

Gross profit

Gross profit increased by 29.5% or $26.1 million to $114.5 million for the three months ended November 30, 2007 from $88.4 million for the same period ended November 30, 2006. Gross profit margin was 84.5% and 83.5% of total revenues for the three months ended November 30, 2007 and November 30,2006, respectively. The increase in gross profit and gross profit margin was primarily due to the continued increase in revenue and profitability of our Red Hat Enterprise Linux subscription offerings. While we are selling an increased volume of subscriptions, the costs to deliver these subscriptions, as a percentage of subscription revenue, has decreased to 7.0% for the three months ended November 30, 2007 from 7.6% for the same period ended November 30, 2006.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 26.8% or $10.1 million to $47.7 million for the three months ended November 30, 2007 from $37.6 million for the same period ended November 30, 2006. This increase was primarily due to a $4.7 million increase in employee compensation related to the expansion of our sales force from the prior year. Marketing costs also increased by $1.9 million of which $1.2 million relates to increased marketing employee compensation costs. Marketing support for our channel customers increased $0.6 million. The remaining increase in sales and marketing costs relates to channel support and technology infrastructure enhancements and incremental amortization expense related to identifiable intangibles, including licensing agreements, trademarks and customer reseller relationships resulting from acquisitions. Sales and marketing expense, as a percentage of revenues, decreased to 35.2% for the three months ended November 30, 2007 from 35.5% for the three months ended November 30, 2006.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased by 35.1% or $6.7 million to $25.9 million for the three months ended November 30, 2007 from $19.2 million for the same period ended November 30, 2006. The increase in research and development costs resulted from both the expansion of our engineering group through direct hire and the acquisition of businesses and technologies. As a result, employee compensation expense increased by $5.1 million. The expansion of our existing engineering group primarily relates to additional engineering resources to support the expansion of our product offerings and the localization of new and existing products into multiple languages. The remaining increase in research and development costs relate to technology infrastructure enhancements. Research and development expense was 19.2% and 18.1% of total revenues for the three months ended November 30, 2007 and November 30, 2006, respectively. Investing in research and development has been a priority for Red Hat and we anticipate continued spending as we expand our capabilities in virtualization and other technologies.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, facilities and information technology expense. General and administrative expense increased by 18.8% or $3.4 million to $21.4 million for the three months ended November 30, 2007 from $18.0 million for the same period ended November 30, 2006. Increased headcount across all functions to help the business scale increased employee compensation costs by $1.0 million. Professional services, primarily related to recruiting fees increased $0.5 million. The remaining increase in general and administrative costs relates to facilities which increased $1.1 million and technology infrastructure enhancements which increased $0.6 million. General and administrative expense was approximately 15.8% and 17.0% of total revenues for the three months ended November 30, 2007 and November 30, 2006, respectively. We expect that general and administrative costs will continue to decrease as a percentage of revenue as our business continues to grow.

Other income, net

Other income, net consists of interest income earned on cash deposits in money market accounts and investments in short and long-term fixed income instruments, net gains realized on the sale of investments and foreign currency revaluation and transaction gains and losses. Other income, net increased by 29.9% or $3.3 million to $14.4 million for the three months ended November 30, 2007 from $11.1 million for the same period ended November 30, 2006. The increase is due to increase in interest income of $4.4 million which was partially offset by foreign currency transaction and revaluation losses which increased $1.1 million for the three months ended November 30, 2007 as compared to the same period ended November 30, 2006. The increase in interest income is primarily attributable to higher rates of return and higher cash and investment balances.

Interest expense

Interest expense primarily consists of interest and the related amortization of deferred debt issuance costs associated with the convertible debentures and totaled $1.6 million and $1.5 million for the three months ended November 30, 2007 and November 30, 2006, respectively. Long-term convertible debentures outstanding at November 30, 2007 and February 28, 2007 totaled $570 million.

Income taxes

During the three months ended November 30, 2007, we recorded $12.0 million of income tax expense, which was based on an estimated annual effective tax rate of 39%. Our estimated annual effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes and the reversal of valuation allowances on research credits. During the three months ended November 30, 2006, we recorded $8.6 million of income tax expense, which resulted in an estimated annual effective tax rate of 37%. Our then estimated annual effective tax rate differed from the U.S. federal statutory rate of 35% primarily due to the treatment of certain incentive stock options which are included in our Consolidated Statement of Operations for the three months ended November 30, 2006 but are considered non-deductible for tax purposes.

Nine months ended November 30, 2007 and November 30, 2006

The following table is a summary of our results of operations for the nine months ended November 30, 2007 and November 30, 2006 (in thousands):

	Nine Months Ended (Unaudited)
	November 30, 2007	November 30, 2006	$ Change	% Change
Revenue:
Subscriptions	$327,949	$245,300	$82,649	33.7%
Training and services	53,575	44,202	9,373	21.2

Total subscription and training and services revenue	381,524	289,502	92,022	31.8

Cost of subscription and training and services revenue:
Cost of subscriptions	24,192	20,123	4,069	20.2
As a % of subscription revenue	7.4%	8.2%
Cost of training and services	35,062	27,183	7,879	29.0
As a % of training and services revenue	65.4%	61.5%

Total cost of subscription and training and services revenue	59,254	47,306	11,948	25.3
As a % of total revenue	15.5%	16.3%

Total gross profit	322,270	242,196	80,074	33.1

As a % of total revenue	84.5%	83.7%
Operating expense:
Sales and marketing	139,955	105,883	34,072	32.2
Research and development	71,101	51,084	20,017	39.2
General and administrative	59,013	49,579	9,434	19.0

Total operating expense	270,069	206,546	63,523	30.8

As a % of total revenue	70.8%	71.3%
Income from operations	52,201	35,650	16,551	46.4
As a % of total revenue	13.7%	12.3%
Other income, net	42,048	31,388	10,660	34.0
Interest expense	(4,641)	(4,467)	(174)	3.9

Income before provision for income taxes	89,608	62,571	27,037	43.2
Provision for income taxes	34,947	23,151	11,796	51.0

Net income	$54,661	$39,420	$15,241	38.7%

As a % of total revenue	14.3%	13.6%

Revenue

Subscription revenue

Subscription revenue increased by 33.7% or $82.6 million to $327.9 million for the nine months ended November 30, 2007 from $245.3 million for the same period ended November 30, 2006. The increase in subscription revenue is primarily being driven by subscriptions to our principal enterprise technology, Red Hat Enterprise Linux, which has gained broader market acceptance in mission critical areas of computing and our international expansion. The increase is, in part, a result of the continued migration of larger enterprises in industries such as financial services to our open source platform from a proprietary Unix platform. We expect subscription revenue to continue an upward trend with the increased market acceptance for our offerings and with our continued international expansion.

Training and services revenue

Training and services revenue increased by 21.2% or $9.4 million to $53.6 million for the nine months ended November 30, 2007 from $44.2 million for the same period ended November 30, 2006. The adoption of Linux and other open source technologies as a primary computing platform increases the need for training and consulting services. Accordingly, consulting services revenue increased by 33.5% or $5.7 million. Training revenue increased 13.0% or $3.6 million as a result of continued demand for Red Hat Certified Engineers, Technicians and Architects following the introduction, earlier this year, of RHEL 5. Additionally, we enabled more resellers to provide our training services which increased the availability of training classes. These trends are expected to continue as Red Hat Enterprise Linux and other open source technology subscription sales continue to grow.

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue increased by 20.2% or $4.1 million to $24.2 million for the nine months ended November 30, 2007 from $20.1 million for the same period ended November 30, 2006. The increase is primarily the result of continued additions to our technical support staff to meet the demands of our growing subscriber base. As the number of open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will continue to occur at a rate slower than that of subscription revenue growth.

Cost of training and services revenue

Cost of training and services revenue increased by 29.0% or $7.9 million to $35.1 million for the nine months ended November 30, 2007 from $27.2 million for the same period ended November 30, 2006. Cost to deliver professional services increased $4.5 million and includes incremental employee compensation costs of $3.7 million and related travel of $0.9 million. Cost to deliver training increased $3.4 million and includes increased employee compensation and travel costs of $1.2 million and $0.3 million, respectively. Further, we are using a greater number of outside contractors to meet the growing demand for our training, which contributed $1.3 million to training costs. We anticipate continued increased demand for professional services and training for Red Hat Certified Engineers, Technicians and Architects. As a result, we anticipate expanding further the number of available classes to meet the demand throughout fiscal 2008.

Gross profit

Gross profit increased by 33.1% or $80.1 million to $322.3 million for the nine months ended November 30, 2007 from $242.2 million for the same period ended November 30, 2006. Gross profit margin was 84.5% and 83.7% of total revenues for the nine months ended November 30, 2007 and November 30, 2006, respectively.

The increase in gross profit and gross profit margin was primarily due to the continued increase in revenue and profitability of our Red Hat Enterprise Linux subscription offerings. While we are selling an increased volume of subscriptions, the costs to deliver these subscriptions, as a percentage of subscription revenue, has decreased to 7.4% for the nine months ended November 30, 2007 from 8.2% for the same period ended November 30, 2006.

Operating expenses

Sales and marketing

Sales and marketing expense increased by 32.2% or $34.1 million to $140.0 million for the nine months ended November 30, 2007 from $105.9 million for the same period ended November 30, 2006. This increase was primarily due to a $17.8 million increase in employee compensation primarily due to expansion of our sales force from the prior year. Marketing costs also increased by $6.2 million of which $3.7 million relates to increased marketing employee compensation costs. Additional advertising of $2.4 million results from product launches and increased channel marketing support. The remaining increase in sales and marketing costs relate to technology infrastructure enhancements and incremental amortization expense related to identifiable intangibles, including licensing agreements, trademarks and customer reseller relationships. These increased investments to build our Red Hat sales force across a growing number of locations in anticipation of demand and to further support our brand throughout the world resulted in slight increase of sales and marketing expense, as a percentage of revenues, to 36.7% for the nine months ended November 30, 2007 from 36.6% for the nine months ended November 30, 2006.

Research and development

Research and development expense increased by 39.2% or $20.0 million to $71.1 million for the nine months ended November 30, 2007 from $51.1 million for the same period ended November 30, 2006. The increase in research and development costs resulted from both the additional expansion of our engineering group through direct hire and the acquisition of businesses and technologies. Employee compensation and related travel expenses increased by $14.8 million and $0.4 million, respectively. The expansion of our existing engineering group primarily relates to additional engineering resources to support the expansion of our product offerings and the localization of new and existing products into multiple languages and includes $1.1 million of incremental fees paid to external contractors. The remaining increase in research and development costs relate to technology infrastructure enhancements. Research and development expense was 18.6% and 17.6% of total revenues for the nine months ended November 30, 2007 and November 30, 2006, respectively. Investing in research and development has been a priority for Red Hat and we anticipate continued spending as we expand our capabilities in virtualization and other technologies.

General and administrative

General and administrative expense increased by 19.0% or $9.4 million to $59.0 million for the nine months ended November 30, 2007 from $49.6 million for the same period ended November 30, 2006. Increased headcount across all functions to help the business scale increased employee compensation related costs by $2.6 million. Technology infrastructure enhancements including incremental depreciation and amortization charges increased $1.5 million. The remaining increase is primarily increased facilities costs of $3.6 million and professional service fees of $1.2 million. General and administrative expense was approximately 15.5% and 17.1% of total revenues for the nine months ended November 30, 2007 and November 30, 2006, respectively.

Other income, net

Other income, net increased by 34.0% or $10.7 million to $42.0 million for the nine months ended November 30, 2007 from $31.4 million for the same period ended November 30, 2006. The increase is due to a $13.1 million increase in interest income. The increase in interest income is primarily attributable to higher rates of return and higher cash and investment balances. The increase in interest income is partially offset primarily by foreign currency transaction and revaluation losses which increased $1.7 million for the nine months ended November 30, 2007 as compared to the same period ended November 30, 2006.

Interest expense

Interest expense and the related amortization of deferred debt issuance costs associated with the convertible debentures totaled $4.6 million and $4.5 million for the nine months ended November 30, 2007 and November 30, 2006, respectively. Long-term convertible debentures outstanding at November 30, 2007 and February 28, 2007 totaled $570 million.

Income taxes

During the nine months ended November 30, 2007, we recorded $34.9 million of income tax expense, which was based on an estimated annual effective tax rate of 39%. Our estimated annual effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes partially offset by the reversal of valuation allowances on research credits. During the nine months ended November 30, 2006, we recorded $23.2 million of income tax expense, which resulted in an estimated annual effective tax rate of 37%. Our then-estimated annual effective tax rate differed from the U.S. federal statutory rate of 35% primarily due to the treatment of certain incentive stock options which are included in our Consolidated Statement of Operations for the nine months ended November 30, 2006 but are considered non-deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

We have historically derived a significant portion of our liquidity and operating capital from cash flows from operations as well as the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and secondary public offerings, the issuance of convertible debentures and borrowings under working capital lines of credit. At November 30, 2007, we had total cash and investments of $1.3 billion, which was comprised of $587.0 million in cash and cash equivalents, $454.4 million of short-term, fixed-income investments and $288.4 million of long-term, fixed-income investments. This compares to total cash and investments of $1.2 billion at February 28, 2007.

We currently have sufficient liquidity with $587.0 million in cash and cash equivalents on hand, and we presently do not intend to liquidate our short and long-term investments prior to their scheduled maturity dates. However, in the event that we did liquidate these investments prior to their scheduled maturities and there were no changes in market interest rates, we could be required to recognize a realized loss on those investments when we liquidate. At November 30, 2007, we have an unrealized gain of $1.3 million on our investments in debt securities compared to an unrealized loss of $2.1 million at February 28, 2007.

Nine months ended November 30, 2007

At November 30, 2007, cash and cash equivalents totaled $587.0 million, an increase of $59.7 million as compared to February 28, 2007. The increase in cash and cash equivalents for the nine months ended November 30, 2007 resulted from proceeds from sales and maturities of investment securities of $753.3 million, cash from operations which contributed $148.6 million, excess tax benefits from share-based payment arrangements of $44.2 million, proceeds of $13.9 million from employees’ exercise of common stock options and other net borrowings of $2.1 million. These cash inflows were partially offset by purchases of investment securities of $863.2 million, acquisitions of businesses, net of cash acquired, of $11.8 million and investments in property, equipment and purchased technologies and other intangible assets of $30.5 million.

Change in presentation of cash flows resulting from the adoption of SFAS 123R

SFAS 123R requires that the portion of income tax benefits resulting from tax deductions in excess of a share-based award’s original grant date fair value, the “excess tax benefits”, be presented as a source of cash flow from financing activities. Prior to our adoption of SFAS123R in fiscal 2007, had we realized such excess tax benefits from the exercise of share-based awards, we would have presented these excess tax benefits as a source of cash flow from operating activities. For the nine months ended November 30, 2007, we recognized $44.2 million of excess income tax benefits from share-based awards, of which $41.4 million resulted from tax NOL carryforwards related to stock-based compensation expense deductions. For the nine months ended November 30, 2006 we recognized only $5.2 million of excess tax benefits from share-based awards, none of which resulted from the utilization of tax NOL carryforwards related to stock-based compensation expense deductions as we used our remaining, non-share-based compensation, NOL carryforwards to offset taxable income.

Cash flows from operations

Cash provided by operations of $148.6 million during the nine months ended November 30, 2007 includes net income of $54.7 million, adjustments to exclude the impact of non-cash revenues and expenses, which totaled a $82.2 million net source of cash, and changes in working capital, which totaled a $56.0 million net source of cash, primarily resulting from an increase in deferred revenue of $69.2 million. The increase in deferred revenue is due to growth in billings as we generally bill our customers in advance of subscription periods. This increase in deferred revenue of $69.2 million is net of foreign currency impact and balances acquired from businesses purchased during the nine months ended November 30, 2007. Partially offsetting these sources of operating cash flow were excess tax benefits of $44.2 million related to share-based compensation, which, since our adoption of SFAS 123R are classified as cash flows from financing activities, as described above.

Cash flows from investing

Cash used in investing activities of $152.2 million for the nine months ended November 30, 2007 includes purchases of investment securities which totaled $863.2 million, payments (net of cash acquired) related to business acquisitions of $11.8 million, investments in property and equipment, primarily information technology infrastructure of $25.8 million and investments in purchased technology and patents of $4.8 million. Partially offsetting these investments were proceeds from maturities of investment securities of $753.3 million.

Cash flows from financing

Cash provided by financing activities of $59.6 million for the nine months ended November 30, 2007 is comprised of $44.2 million from excess tax benefits related to share-based compensation, $13.9 million in proceeds from employees’ exercise of common stock options and $2.9 million of borrowings related to investments made in purchased technology. Partially offsetting cash provided by financing were payments on other borrowings of $0.8 million and purchases of treasury shares from employees to satisfy minimum tax withholding obligations of $0.6 million related to restricted stock awards vesting during the nine months ended November 30, 2007.

Convertible debentures

As of November 30, 2007, we had $570 million in convertible senior debentures outstanding. The debentures mature on January 15, 2024 and bear interest at a rate of 0.5% per annum, payable semiannually on January 15 and July 15 of each year. The debentures are senior unsecured obligations and rank equally in right of payment with all of our other existing and future unsecured and unsubordinated debt. The debentures are convertible into shares of our common stock under certain circumstances prior to maturity at a conversion rate of 39.0753 shares per $1,000 principal amount of debentures (which represents a conversion price of approximately $25.59 per share) subject to adjustment under certain conditions. We may redeem the debentures, in whole or in part, in cash at any time on or after January 15, 2009. Holders of the debentures may require us to redeem the debentures, in whole or in part, in cash on January 15 of 2009, 2014 and 2019. As of November 30, 2007, no debentures were redeemed. Accrued interest to the redemption date will be paid by us in any such redemption. Accrued interest at November 30, 2007 and February 28, 2007 was $1.1 million and $0.4 million, respectively.

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

Given our historically strong operating cash flow and the $1.3 billion of cash and investments held at November 30, 2007 we do not presently anticipate the need to raise cash to fund our operations, either through the sale of additional equity or through the issuance of debt for the foreseeable future. However, we may take advantage of favorable capital market situations that may arise from time to time to raise additional capital.

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

Off-balance sheet arrangements

As of November 30, 2007 and February 28, 2007, we have no off-balance sheet financing arrangements and do not utilize any “structured debt”, “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

RECENT ACCOUNTING PRONOUNCEMENTS

See discussion in NOTE 2 to the Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of our investments.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of fixed-income securities, including both government and corporate obligations and money market funds. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. A hypothetical one percentage point change in interest rates would result in a $12.0 million change in interest income on an annual basis.

Our convertible debentures are at a fixed interest rate and therefore interest expense is not impacted by a change in rates. The fair market value of the debentures is subject to interest rate risk and market risk due to the convertible feature of the debentures. Generally the fair market value of fixed interest rate debt increases as interest rates fall and decreases as interest rates rise. The fair market value of debt with conversion features permitting conversion into the issuer’s stock, like our debentures, also generally increases as the market price of the underlying stock increases and decreases as the market price falls, assuming constant market interest rates. Interest and market value changes affect the fair market value of our debentures but do not impact our financial position, cash flows or results of operations. The fair value of the debentures was approximately $573.1 million and $609.6 million based on quoted market prices as of November 30, 2007 and February 28, 2007, respectively.

Investment Risk

The fair market value of our investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $24.3 million and $7.3 million decrease in the fair value of our available-for-sale investment securities as of November 30, 2007 and February 28, 2007, respectively.

Derivative Instruments

During the three months ended November 30, 2007 we entered into a forward contract with a global financial institution to hedge foreign currency exposure associated with a Japanese Yen denominated transaction. At November 30, 2007, the forward contract is recorded on the balance sheet at fair market value in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. We have elected not to qualify the forward contract for hedge accounting treatment and as a result, changes in the fair value of the forward contract, which totaled $0.3 million for the three months ended November 30, 2007, are included in our Consolidated Statements of Operations.

The notional amount of the outstanding forward contract at November 30, 2007 was $16.7 million. The fair value of the outstanding forward contract at November was 30, 2007 was a $0.3 million liability and is included in accrued expenses on our Consolidated Balance Sheet.

We did not hold derivative financial instruments as of February 28, 2007.

Foreign Currency Risk

Approximately 40% of our revenues for the three months ended November 30, 2007 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenues, operating expenses and net income for our non-U.S. operations. Similarly, our revenues, operating expenses and net income will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies. Using the average foreign currency exchange rates from fiscal 2007, our revenues from non-U.S. operations for the three months ended November 30, 2007 would have been lower than we reported using the exchange rates for fiscal 2008 by approximately $4.2 million. Additionally, the assets and liabilities of our non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, while related revenue and expense accounts of these operations are translated at average exchange rates during the month in which related transactions occur. Translation gains and losses are included as an adjustment to stockholders’ equity and included in other comprehensive income. See NOTE 2 to the Consolidated Financial Statements.

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

Commencing on or about March 29, 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. Approximately 310 other IPO issuers were named as defendants in similar class action complaints (together, the “IPO Allocation Actions”). On August 8, 2001, Chief Judge Michael Mukasey of the U.S. District Court for the Southern District of New York issued an order that transferred all of the IPO Allocation Actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings (Case No. 21 MC 92). The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages, attorneys’ and expert fees and other unspecified costs. In October of 2002, the individual director and officer defendants of the Company were dismissed from the case without prejudice. In October of 2004, the District Court certified a class in six of the 310 actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Company’s action is not one of the focus cases. The issuers, including the Company, the plaintiffs, and the issuers’ insurers agreed in concept to a proposed settlement whereby the issuers, including the Company, would be released from this litigation. The proposed settlement contemplated that any amounts needed to fund the settlement-related expenses would come from participating issuers’ directors and officers liability insurance proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay the issuer’s allocable share of the settlement costs. That proposed settlement was submitted to the Court for its consideration. The Court granted preliminary approval to the settlement. A fairness hearing on the proposed settlement was held on April 24, 2006. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification with respect to the focus cases and remanded the matter for further consideration. As a result, all matters in the case, including any settlement proposal, await determination of whether a newly defined class can meet with the approval of the Court. If a newly defined class is approved, new settlement discussions are likely to occur. Defendants in the focus cases filed motions to dismiss the second amended complaints on or about November 13, 2007, and filed their oppositions to plaintiffs’ motion for class certification on or about December 21, 2007. The Company intends to defend itself vigorously in this matter. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

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

In the summer of 2004, 14 class action lawsuits were filed against the Company and several of its present and former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of North Carolina. In each of the actions, plaintiffs seek to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arise in connection with the Company announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs assert that certain present and former officers (the “Individual Defendants”) and the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), and Rule 10b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs seek unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in the Company’s common stock, disgorgement by the Company’s chief executive officer and former chief financial officer of certain compensation and profits from trading in the Company’s common stock pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 and other relief. As of September 8, 2004, all of these class action lawsuits were consolidated into a single action referenced as Civil Action No. 5:04-CV-473BR and titled In re Red Hat, Inc. Securities Litigation. On May 6, 2005, the plaintiffs filed an amended consolidated class action complaint. On July 29, 2005, the Company, on behalf of itself and the Individual Defendants, filed a motion to dismiss the action for failure to state a claim upon which relief may be granted. Also on that date, PricewaterhouseCoopers LLP (“PwC”), another defendant, filed a separate motion to dismiss. On May 12, 2006, the Court issued an order granting the motion to dismiss the Securities Exchange Act claims against several of the Individual Defendants, but denying the motion to dismiss the Securities Exchange Act claims against the Company, its chief executive officer and its former chief financial officer. The Court dismissed the claims under the Sarbanes-Oxley Act in their entirety, and also granted PwC’s motion to dismiss. On November 6, 2006, the plaintiffs filed a motion for class certification. Subsequent to the filing of that motion, several plaintiffs withdrew as potential class representatives, and the Company opposed the certification of the remaining proposed class representatives. On May 11, 2007, the Court entered an order denying class certification and denying all other pending motions as moot. Thereafter, on July 13, 2007 Charles Gilbert filed a renewed motion for appointment as lead plaintiff and approval of selection of lead counsel. On November 13, 2007, the Court entered an Order allowing Gilbert’s motion, appointing him lead plaintiff and adding him as a party plaintiff and appointing lead counsel. The Company intends to vigorously defend any remaining claims in this matter. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

On June 26, 2006, FireStar Software, Inc. filed a complaint in the U.S. District Court for the Eastern District of Texas (Civil Action No. 2-06CV-258), alleging that the Company and certain subsidiaries have directly and indirectly infringed FireStar’s U.S. Patent Number 6,101,502 by marketing, distributing, using and offering to provide support services for the JBoss Hibernate software. FireStar filed first, second, and third amended complaints on October 19, 2006, November 8, 2006, and June 24, 2007, respectively. The third amended complaint seeks, among other relief, compensatory damages, enhanced damages, costs, attorney’s fees and injunctive relief. The Company filed its answer to the third amended complaint on July 13, 2007. The Court set an initial scheduling conference for October 3, 2007 to discuss a discovery plan. Discovery is scheduled to continue until September 2, 2008. Trial is scheduled to begin on or after January 5, 2009. Based on the Company’s efforts to date, it believes it has meritorious defenses to this matter, and intends to vigorously defend itself. There can be no assurance, however, that the Company will be successful in its defense, and an adverse resolution of the lawsuit could have a material adverse effect on its financial position and ability to continue to capitalize on its service offerings around the Hibernate technology.

On October 4, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington against, among others, The Goldman Sachs Group, Inc. and JPMorgan Chase & Co., lead underwriters of the Company’s initial public offering in August 1999, alleging violations of Section 16(b) of the Securities Exchange Act of 1934. The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the underwriters and certain unnamed officers, directors and principal stockholders exceeded ten percent of the Company’s outstanding common stock from the date of the Company’s initial public offering on August 11, 1999, through at least August 10, 2000. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The Company was named as a nominal defendant in the action. The Company has not yet been served with a copy of the complaint. The Company believes that there are substantial legal and factual defenses to the claims, which the Company intends to vigorously pursue. There is no assurance that the Company will prevail in defending this action.

On October 9, 2007, IP Innovation, LLC and Technology Licensing Corporation filed a complaint in the Eastern District of Texas (Civil Action No. 2-07CV-447) against Red Hat, Inc. and Novell, Inc., alleging direct and indirect infringement of U.S. Patent Nos. 5,072,412, 5,394,521 and 5,533,183. The complaint seeks, among other relief, compensatory damages, enhanced damages, and injunctive relief. Based on the Company’s efforts to date, it believes it has meritorious defenses to this matter, and intends to vigorously defend itself. There can be no assurance, however, that the Company will be successful in its defense, and an adverse resolution of the lawsuit could have a material adverse effect on its financial position and results of operations. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

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

Our future success depends on the services and effectiveness of a number of key officers and employees, including our CEO, who assumed his role on January 1, 2008. The loss of the technical knowledge and industry expertise of any of these individuals could seriously impede our success. Moreover, the loss of these individuals, particularly to a competitor, some of which may be in a position to offer greater compensation, and any resulting loss of customers could reduce our market share and diminish the Red Hat brand and adversely affect our business or stock price.

A number of our key employees have become, or will soon become, vested in a significant amount of their equity compensation awards. Employees may be more likely to leave us after a significant portion of their equity compensation awards fully vest, especially if the shares underlying the options have significantly appreciated in value. If we do not succeed in retaining and motivating our CEO and key employees and attracting new key personnel, our business, its financial performance and our stock price may decline.

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

Security and privacy breaches may expose us to liability and cause us to lose customers.

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

Following our announcement in July 2004 of our intention to restate certain historical financial statements, 14 class action lawsuits were commenced against us and certain of our current and former directors and officers, by or on behalf of persons claiming to be our stockholders and persons claiming to have purchased or otherwise acquired our securities at specified dates beginning as early as June 19, 2001 and continuing through July 13, 2004. The 14class action lawsuits have since been consolidated into a single lawsuit. Additional lawsuits or legal proceedings may be commenced against us. Regardless of the outcome, it is likely that we will incur substantial defense costs, and these matters may cause a diversion of our management’s time and attention. If we do not prevail in these matters, we could be required to pay substantial damages or settlement costs, which could have a material adverse affect on our financial condition or results of operations. We are unable at this time to assess the validity of the claims or estimate the possible range of damages that might be incurred as a result of the lawsuits. We have not yet established any financial reserves relating to any of these lawsuits. See “Legal Proceedings” for additional information on certain matters that may affect our performance or stock price.

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

In the market for operating systems and applications, we face significant competition from larger companies with greater financial, operational and technical resources and name recognition than we have. Competitors, which offer hardware-independent multi-user operating systems for Intel platforms and/or Linux and UNIX-based operating systems, include Microsoft Corporation (“Microsoft”), Oracle, Novell Inc. (“Novell”),IBM, Sun and HP. We may lack the resources needed to compete successfully with our current competitors as well as potential new competitors. Moreover, we compete in certain areas with our strategic partners and potential strategic partners, and this may adversely impact our relationship with an individual partner or a number of partners. Competitive pressures could affect prices or demand for our products and services, resulting in reduced profit margins and loss of market opportunity. We may have to lower the prices of our products and services to stay competitive, which could affect our margins and financial condition. In addition, if our pricing and other factors are not sufficiently competitive, we may lose market share. Industry consolidation may also effect competition by creating larger and potentially stronger competitors in the markets in which we compete, which may have an adverse effect on our business.

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

During fiscal 2007, several of our largest competitors made announcements relevant to markets in which we operate, including an announcement by Oracle to offer Linux support services and an announcement by Novell regarding an agreement with Microsoft to collaborate on technology, a cross covenant not to sue the other party’s customers for patent infringement and an agreement by Microsoft to purchase and distribute coupons for SUSE Linux maintenance and support.

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

We generally recognize subscription revenue from customers ratably over the term of their subscription agreements, which are typically 12 to 36months. As a result, much of the revenue we report in each quarter is deferred revenue from subscription agreements entered into during previous quarters. Consequently, a decline in subscriptions in any one quarter will not necessarily be fully reflected in the revenue in that quarter and will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect these reduced revenues. Accordingly, the effect of significant downturns in sales and market acceptance of our service may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

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

We must comply, on an on-going basis, with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), including those provisions that establish the requirements for both management and auditors of public companies with respect to reporting on internal control over financial reporting. We cannot be certain that measures we have taken, and will take, will be sufficient or timely completed to meet the Section 404requirements on an on-going basis, or that we will be able to implement and maintain adequate disclosure controls and controls over our financial processes and reporting in the future, particularly in light of our rapid growth, international expansion and changes in our products and services, which are expected to result in on-going changes to our control systems and areas of potential risk.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding the Company’s purchases of its Common Stock during its third fiscal quarter ended November 30, 2007:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
September 1, 2007—September 30, 2007	1,015	$19.47	—	$250.0 million
October 1, 2007—October 31, 2007	22,025	$20.98	—	250.0 million
November 1, 2007—November 30, 2007	—	$—	—	250.0 million

Total	23,040	$20.92	—	$250.0 million

(1)	During the three months ended November 30, 2007, the Company withheld an aggregate of 23,040 shares of Common stock from employees to satisfy minimum tax withholding obligations relating to the vesting of restricted stock awards. These shares were not withheld pursuant to the program described in Note 2 below.
(2)	On September 25, 2007, the Company announced that its Board of Directors had authorized a continuation of the Company’s Common Stock and Debenture repurchase program that was announced in October 2006. Under the program, the Company is authorized to repurchase up to an aggregate of $250 million of Common Stock and $75 million of Debentures from time to time on the open market or in privately negotiated transactions, as applicable. As extended, the program will expire on the earlier of (i) October 31, 2008 or (ii) a determination by the Board of Directors, the Chief Executive Officer or the Chief Financial Officer to discontinue the program. As of November 30, 2007, the full amount authorized was available for the repurchase of Common Stock and Debentures under the program.

ITEM 6.	EXHIBITS

(a) List of Exhibits

Exhibit No.	Description of Exhibit

10.1*+	Form of Performance Share Unit Agreement Pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2007 (File no. 001-33162))

10.2*+	Agreement between Red Hat, Inc and Joanne Rohde, dated October 11, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007 (File no. 001-33162))

10.3*+	Amendment to Equity Awards between Red Hat, Inc. and Joanne Rohde, dated October 11, 2007 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2007 (File no. 001-33162))

10.4*+	Executive Base Salaries and Target Bonus Amounts for the fiscal year ending February 29, 2008 under Red Hat Inc.’s Executive Variable Compensation Plan (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2007 (File no. 001-33162))

10.5*	Executive Employment Agreement dated December 19, 2007, between Red Hat, Inc. and James M. Whitehurst.

Exhibit No.	Description of Exhibit

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Indicates a management contract or compensatory plan, contract or arrangement.
+	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

Date: January 9, 2008	By:	/s/ JAMES M. WHITEHURST
James M. Whitehurst President and Chief Executive Officer (Duly Authorized Officer on Behalf of the Registrant)

RED HAT, INC.

Date: January 9, 2008	By:	/s/ CHARLES E. PETERS, JR.
Charles E. Peters, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

RED HAT, INC.

Date: January 9, 2008	By:	/s/ MARK E. COOK
Mark E. Cook Vice President and Controller (Principal Accounting Officer)