Form 10-K
period 2008-02-29
RED HAT INC
filed 2008-04-29
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 29, 2008

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to                     .

Commission File Number: 001-33162

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of August 31, 2007 was approximately $2.7 billion based on the closing price of $19.45 of our common stock as reported by the New York Stock Exchange on August 31, 2007. For purposes of the immediately preceding sentence, the term “affiliate” consists of each director, executive officer and greater than 10% stockholders of the registrant. There were 190,631,015 shares of common stock outstanding as of April 25, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Red Hat, Inc.’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with its annual meeting of stockholders to be held on August 14, 2008 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such documents shall not be deemed filed as part of this Annual Report on Form 10-K.

ITEM 1.	BUSINESS

OVERVIEW

We are a global leader in providing open source software solutions to the enterprise, including our core enterprise operating system platform, Red Hat Enterprise Linux, our enterprise middleware platform, JBoss Enterprise Middleware, and other Red Hat enterprise technologies. We employ an open source software development and licensing model that uses the collaborative input of an international community of contributors to develop and enhance software. We actively participate in this community-oriented development process, often in a leadership role, and leverage it to create our Red Hat- and JBoss-branded enterprise technologies.

We believe the open source development and licensing models offer significant advantages over the proprietary software development and licensing models both for Red Hat and our customers. Through the open source development model, we leverage the community of developers and users, whose collective resources and knowledge supplement the developers we employ. As a result, we believe we are able to offer functionality enhancements and upgrades more quickly and with less development cost than is typical of proprietary software vendors. In turn, our customers are able to take advantage of the quality and value of open source software, which we help develop, aggregate, integrate, test, certify, deliver, maintain and support for their enterprise use.

The collectively developed software is distributed under open source licenses, such as the GNU General Public License and GNU Lesser General Public License, permitting access to the human-readable software source code. These licenses also provide broader rights for licensees to use, modify and distribute open source software than is typical in a proprietary software model. This affords broad latitude for our customers to inspect, suggest changes, customize or enhance the software if they so choose.

Red Hat’s participation in the community-driven development process is illustrated by Red Hat’s sponsorship role in the Fedora Project and the JBoss.org communities. Our participation in the Fedora Project and the JBoss.org communities enables us to leverage the efforts of this international community, which we believe allows us to reduce both cost and development time, and lower the risk of including products and features in our technologies that the market and the community will not accept and support. Thus, we are able to use the Fedora Project and the JBoss.org communities as proving grounds and virtual laboratories for new technology that we can draw upon for inclusion in our enterprise technologies. Additionally, the open and transparent nature of these projects provides our clients and potential clients with access and insights to the direction of these projects.

We offer a choice of operating system platforms for servers, work stations and desktops that support multiple application areas, including the data center, edge-of-the-network applications, information technology infrastructure (applications such as database, ERP and large web servers), corporate desktop and technical/developer workstation. Our most recent version of Red Hat Enterprise Linux, RHEL 5 offers additional technology enhancements, including integrated virtualization.

JBoss Enterprise Middleware delivers a range of middleware products for developing, deploying, integrating and managing distributed composite and web-based applications. JBoss Enterprise Middleware is based on the Java programming language that enables the deployment of service-oriented architectures. JBoss Enterprise Middleware provides an application infrastructure for building and deploying distributed applications that are accessible via the Internet, corporate intranets, extranets and virtual private networks. Examples of applications deployed on JBoss Enterprise Middleware include hotel and airline reservations, online banking, credit card processing, securities trading, healthcare systems, customer and partner portals, retail and point of sale systems and telecommunications network infrastructure.

Our integrated management services, Red Hat Network (“RHN”), JBoss Operating Network (“JBoss ON”) and JBoss Customer Support Portal (“JBoss Support Portal”), permit these Red Hat enterprise technologies to be updated and configured and the performance of these and other technologies to be monitored and managed in an automated fashion. Our suite of training and other professional service offerings also enable enterprise customers to leverage the performance and scalability benefits of our enterprise technologies in their environments.

We also provide other infrastructure enterprise technologies, including technologies for assisting software development, providing higher availability clustering of systems and services, scalable authentication and directory services.

We intend to continue to expand capabilities available under our open source architecture to help meet the performance, security, reliability and scalability requirements critical to the enterprise. With the acquisition of MetaMatrix and other technologies in fiscal 2008, we expanded our middleware and application development offerings. By providing an expanded portfolio of open source, service-oriented tools for enterprises of all sizes, our goal is to enable our customers to reduce costs and derive increased value from all aspects of their infrastructure investments. We believe that the adoption of our enterprise technologies, as mission-critical platforms, represents a significant shift in the computing industry.

In addition to our development and licensing models, we believe that our business model differentiates Red Hat from the typical proprietary software company. We provide Red Hat enterprise technologies under annual or multi-year subscriptions. Through the life of a subscription, a customer is entitled to specified levels of support as well as security updates, bug fixes, functionality enhancements and upgrades to the technology, when and if available, via our integrated management technologies (i.e., RHN, JBoss Support Portal and JBoss ON), generally without additional charges. This business model allows the customer access to consistent improvements and innovation of our product base and to purchase the technologies and services it needs for the duration that it needs them.

We sell Red Hat enterprise technologies through both direct and indirect channels of distribution. We sell directly to customers through our sales force and our web store. Our indirect sales channel includes distributors and resellers, telecom/network technology companies, and independent software vendors (“ISVs”). In addition, leading global server and workstation hardware vendors support and pre-load Red Hat enterprise technologies on various servers and workstations and also sell their hardware together with Red Hat Enterprise Linux as part of pre-configured solutions. Red Hat Enterprise Linux and JBoss Enterprise Middleware technologies also have gained widespread support from many of the leading ISVs and independent hardware vendors (“IHVs”) of server and workstation hardware to the enterprise. With the support and tools we make available, many of these companies have engineered and certified that their offerings run on or with Red Hat Enterprise Linux and JBoss Enterprise Middleware technologies or, in the case of some ISVs, have built their products using JBoss Enterprise Middleware. We believe widespread support from these companies helps market acceptance and adoption of our enterprise technologies. See NOTE 2 to the Consolidated Financial Statements.

The benefits of the open source development model are becoming more well-recognized and the acceptance of open source software is continuing to grow. We see this growth both in the number of Linux server operating systems in use today, the increasing number of JBoss Enterprise Middleware deployments and the substantial level of investment by venture capitalists in open source based startup companies worldwide and recent acquisitions of open source software companies.

In 2007, we expanded our middleware offerings through the acquisition of MetaMatrix, a leading provider of enterprise data management software, and through our acquisition of a service logic execution environment that facilitates voice, video and data in next-generation applications.

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

Under the proprietary model of software development, a software vendor generally develops the code itself or acquires components from other vendors, without the input from a wider community of participants. The vendor generally licenses the user only the machine-readable binary (or object) code, with no or limited rights to copy, modify or redistribute that code, and does not make the source code available to the user or other developers. Moreover, peer review and enhancements are not readily possible given that binary code consists of the 1’s and 0’s that only computers understand. In contrast, under the open source development model, the software vendor provides users and other developers with access both to the binary code and the source code and permits the user to copy, modify and redistribute the code to others.

The growth of the Internet has greatly increased the scale and efficiency of open source software development through the availability of collaborative technologies such as email lists, news groups and websites. These technologies have enabled large communities of independent developers, located around the world, to collaborate on more complex open source projects.

We believe that open source software is a viable and arguably superior alternative to traditional proprietary software. As compared to the proprietary model, the open source model:

•	allows a company’s in-house development team to collaborate and innovate with a global community of independent developers and testers;

•	provides the user access to both binary and source code, and the right to inspect, copy, modify, alter and redistribute the software; and

•	permits the user ongoing access to improvements made to the software that are distributed by others.

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

Challenges to the widespread adoption of open source by the large enterprise

Despite a strong initial market acceptance of Red Hat Enterprise Linux, JBoss Enterprise Middleware and other Red Hat enterprise technologies by the large enterprise, a number of obstacles exist to the continued growth and adoption of these technologies within the enterprise, including:

•

competition from well-established proprietary software industry participants such as Novell Inc. (“Novell”), Sun Microsystems, Inc. (“Sun”), Oracle Corporation (“Oracle”), Microsoft Corporation (“Microsoft”), International Business Machines Corporation (“IBM”), Hewlett-Packard Co. (“HP”), BEA Systems, Inc. (“BEA”), and VMware, Inc. (“VMware”);

•	a limited number of established, profitable, viable open source industry participants;

•	uncertainty as to the long term success of a development and distribution model not based on limiting access to proprietary technology; and

•	potential concern over threats of intellectual property infringement claims.

RED HAT BUSINESS MODEL

We ordinarily offer and provide our enterprise technologies with related services to our customers in the form of annual or multi-year subscriptions. Our subscription model is designed to provide customers with an all-inclusive software solution, incorporating product delivery, problem resolution, ongoing corrections, enhancements and new versions, certified compatibility with a portfolio of hardware and software applications and Red Hat’s Open Source Assurance program. We believe that the chief information officers of large enterprises select Red Hat enterprise technologies and choose to pay on a subscription basis because of the business value and fast innovation that we provide, in contrast to traditional proprietary technology. We believe the success of our business model is influenced by the acceptance and widespread deployment of open source solutions by small, medium and large enterprises, our ability to generate subscription revenue for Red Hat enterprise technologies, our ability to increase annual average subscription revenue per customer by providing additional value to our customers in the form of additional technology infrastructure and by providing customers with additional services.

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

Commitment to the open source development model

We have fully embraced the open source model in the development of our technology solutions and services. Whereas some of our competitors have incorporated certain aspects of this model into their businesses while retaining various features of the proprietary model, Red Hat solutions are based on true open source offerings. Indeed, we share our improvements to our enterprise technologies with the development community. By developing under a collaborative model we offer a benefit to independent and partner developers because they can influence the capabilities of our enterprise technologies to the benefit of their customers. This ultimately increases the overall appeal of our offerings.

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

We seek to engineer Red Hat Enterprise Linux to be a comprehensive, technically advanced, reliable and stable operating system. Red Hat Enterprise Linux is an integrated, open source operating system, which meets the performance, reliability and scalability demands of chief information officers of large and small enterprises, from the edge of the network to the data center.

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

Our middleware tools and platforms

Middleware generally refers to the software that allows applications and operating systems or two or more applications to communicate with each other. JBoss Enterprise Middleware combines and integrates the latest features from the JBoss.org communities into stable, enterprise-class platform distributions for application and service hosting, content aggregation, data federation and service integration for both the development and deployment of web applications.

Our middleware tools and platforms are intended to:

•	decrease development complexity;

•	improve end-user experience;

•	reduce business process friction;

•	enable flexibility; and

•	lower the total cost of ownership.

Technology-based systems management services

RHN and JBoss ON, our principal systems management offerings, improve the system reliability, availability and security of Red Hat enterprise technologies, while increasing system administrator productivity to reduce the overall cost of managing Red Hat enterprise technologies. These solutions bring together a number of tools, services and information capabilities that customers may use to help promote greater reliability, availability and security within enterprise systems. Among other capabilities, RHN allows a system administrator to simplify management tasks by grouping systems together rather than managing them separately. We provide the RHN Update Module, described more fully below, as part of an annual subscription to Red Hat Enterprise Linux and other Red Hat enterprise technologies. We also provide more advanced services, such as the Management, Provisioning and Monitoring Modules described below, for an additional subscription fee. In addition, we offer RHN in two configurations: one which allows RHN systems management services to be provided from inside the customer’s firewall and one in which the services are provided directly from connectivity with Red Hat’s facilities. JBoss ON provides systems management services, such as software updates, configuration, administration and inventorying, from inside the customer’s firewall. In addition we offer monitoring capabilities which provide enhanced management services for alerting and monitoring the status of JBoss Enterprise Middleware deployments.

Red Hat Global Services

Our Global Services offerings consist of training, consulting and support services designed to meet the needs of the enterprise. With these services, our goal is to help promote customer success by providing knowledge, experience and advice at all stages of the information technology (“IT”) life cycle.

By providing consulting and support services that help to enable both infrastructure and middleware solutions, we facilitate the further adoption and use of our products in the enterprise. In addition, our training services help populate customers with skilled Red Hat Certified Engineers, Red Hat Certified Technicians, Red Hat Certified Security Specialists, Red Hat Certified Architects, JBoss developers, JBoss architects and JBoss administrators who often serve as internal open source advocates, increasing opportunities for the successful adoption and use of our enterprise technologies. Our educational and consulting services promote and reinforce the use of open source solutions as well as our Red Hat and JBoss brands.

Support by leading independent software and hardware vendors to the large enterprise

In order to facilitate the widespread deployment of Red Hat Enterprise Linux and JBoss Enterprise Middleware, we have focused on gaining broad support for Red Hat enterprise technologies from the providers of hardware and software technology critical to the large enterprise. For example, leading software vendors that enable applications to run on our enterprise technologies include BEA, BMC Software, Inc. (“BMC”), Computer Associates, Inc. (“CA”), HP, IBM, Oracle, SAP AG (“SAP”), Sybase, Inc. (“Sybase”), Symantec Corporation (“Symantec”), and VMware. In addition, we have certification and pre-load arrangements with leading hardware providers including Dell Inc. (“Dell”), HP, IBM, Sun, Fujitsu Limited (“Fujitsu”), Fujitsu Siemens Computers (Holding) BV (“Fujitsu Siemens”), NEC Corporation (“NEC”) and Hitachi, Ltd (“Hitachi”), as well as certification agreements with leading networking and storage companies including Cisco Systems, Inc. (“Cisco”), EMC Corporation (“EMC”), Nokia Corporation (“Nokia”) and Network Appliance Inc. (“Network Appliance”). We also have strategic alliance relationships with the leading semiconductor providers Intel Corporation (“Intel”) and Advanced Micro Devices Inc. (“AMD”).

An online destination for the open source community

We are dedicated to helping serve the interests and needs of open source software users and developers online. Our website, redhat.com, serves as a substantial resource for information related to open source initiatives. It contains news we believe to be of interest to open source users and developers, features for the open source community, a commerce site and a point of access for software downloads and upgrades. Visitors to our website can organize and participate in user groups, make available incremental code improvements and bug fixes and share knowledge regarding the use and development of open source software. By acting as a clearinghouse of open source information and by facilitating the interaction of developers, particularly through the Fedora and JBoss.org projects, we believe our website has become a community center for open source. Additionally, our website, redhat.com, serves as a primary customer interface, web store and order mechanism for many of our products and services.

Segment reporting

Red Hat is organized primarily on the basis of three geographic business units: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific. These business units are aggregated into one reportable segment due to the similarity in nature of products provided (e.g., Red Hat Enterprise Linux and JBoss Enterprise Middleware products), financial performance economics (e.g., revenue growth and gross margin), methods of distribution (direct and indirect) and customer classification and base (e.g., distributors, resellers and enterprise).

Geographic Areas

As of February 29, 2008, Red Hat had more than 55 locations around the world, including offices in the North America, South America, Europe, Asia and Australia. As stated above, we manage our international business on the basis of three geographic business units: the Americas, EMEA and Asia Pacific. See NOTE 2 to our Consolidated Financial Statements for further discussion of our geographic areas of operation. See Item 1A, “Risk Factors” for a discussion of some of the risks attendant to our international operations.

BUSINESS STRATEGY

Our business strategy is designed to (i) gain widespread acceptance and deployment of Red Hat enterprise technologies by enterprise users globally, (ii) generate increasing subscription revenue by renewing existing subscriptions and providing additional value to our customers, and by growing the number of enterprise technologies that comprise our open source architecture, and (iii) generate increased revenue by providing additional systems management, developer and other services as well as from additional market penetration through a broader and deeper set of channel partner relationships, including OEMs, and our own international expansion, among other means.

The key elements of our strategy aim to:

Increase the adoption of Red Hat enterprise technologies by enterprise users globally

We see enterprise users increasingly view Red Hat Enterprise Linux as a viable operating system for mission-critical areas of the information technology infrastructure and JBoss Enterprise Middleware as a viable middleware platform for development and deployment of distributed applications, business processes and web services used in a service-oriented architecture. We intend to promote further acceptance of our enterprise technologies through a variety of means. These means include promoting and developing additional Red Hat enterprise technologies that offer additional functionality (such as messaging and virtualization) and applications that build on the Red Hat Enterprise Linux operating system and JBoss Enterprise Middleware as part of our open source architecture, bringing new management services to market, improving our technology infrastructure to ease the purchasing and renewal process, offering expanded developer services, focusing on new geographic areas, capitalizing on the success of our strategic relationships with companies such as Intel, AMD, IBM, Symantec, Sybase, EMC, Dell, HP, Sun, Nokia, Cisco, Network Appliance, Fujitsu, Fujitsu Siemens, NEC Corporation and Hitachi and continuing to add strategic relationships with other major information technology companies. We believe the relationships with these and other companies will continue to stimulate the technical advancement and widespread distribution of our enterprise technologies, the attraction of existing third-party enterprise applications to Red Hat enterprise technologies and the development of new third-party enterprise applications. We believe that the low-cost, high value offerings from Red Hat are a catalyst for change in the IT industry, enabling new deployments and migrations, which encourage a larger ecosystem of compatible hardware and software solutions.

Continue to pursue strategic acquisitions and alliances

Red Hat’s strategy is to continue to expand the capabilities available under our open source architecture by pursuing a selective acquisition strategy as opportunities arise to complement and expand our offerings and service capabilities. We also intend to create and extend our strategic alliances and channel partner relationships where it is beneficial to our business. In fiscal 2008, Red Hat acquired the business of MetaMatrix, a leading provider of enterprise data management software, and a service logic execution environment that facilitates voice, video and data in next-generation applications.

Continue to grow our presence in international markets

We have operations in a number of countries in the Americas, EMEA and Asia Pacific. We are continuing to expand our operations geographically, with over 55 offices worldwide.

We offer our technologies and documentation in various languages. See NOTE 2 to the Consolidated Financial Statements for a discussion of our revenue by geographic area.

Continue to invest in the development of open source technology

We intend to continue to invest significant resources in the development of new open source technology in areas that include messaging, virtualization, real-time computing, middleware, management, security and identity, capitalizing on our substantial experience working with the open source model and community. We expect this continued investment to take the form of expenditures on internal development efforts, as well as continued funding of third-party open source projects and the expansion of our developer services.

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

Generally, our software products come with a limited duration services subscription delivered on an annual and multi-year subscription basis. The subscriptions offer varying levels of support services as well as access to basic software updates and configuration management functionality via our integrated management technologies RHN, JBoss ON and JBoss Support Portal.

Red Hat Enterprise Linux and Red Hat Desktop technologies

Red Hat Enterprise Linux is an operating system built from various open source software packages including the Linux kernel, and is designed expressly for enterprise computing. Red Hat Enterprise Linux delivers the features required for commercial deployments, including:

•	Support for a wide range of ISV applications from vendors such as IBM, EMC, SAP, Sybase and Symantec;

•	Certification on multiple architectures and leading OEM platforms, including Dell, HP, IBM, Sun, Fujitsu, Fujitsu Siemens, NEC and Hitachi;

•	Comprehensive service offerings, with up to 24x7, one-hour response, available both from Red Hat and selected ISV/OEM partners;

•	Performance and scalability, with leading audited industry benchmarks;

•	Stability with 18-24 month version upgrade cycles on a when and if available basis and seven-year support lifecycle; and

•	A suite of products based on open standards that enables interoperation of systems from the technical/developer workstation to the data center.

In March 2007, we released our most recent version of Red Hat Enterprise Linux, RHEL 5, with vitualization capability incorporated into the core product. The product family for RHEL 5 is generally offered in three configurations:

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

•	Red Hat Enterprise Linux Desktop—a next generation of open source desktop offering.

We believe that these configurations simplify the product selection and purchase process and drive deeper product adoption, while providing the flexibility that our customers desire. Each of these offerings includes virtualization capabilities that provide customers with tools to help in optimizing both existing and new hardware while providing more deployment options regarding variable workloads, virtual appliances, legacy applications and testing configurations.

JBoss Enterprise Middleware

JBoss Enterprise Middleware provides a suite of products for developing, deploying, integrating and managing distributed, composite and web-based applications and services. JBoss products are based on the Java programming language, are deployed on a variety of leading operating systems and support a distributed, modular, reusable and open standards-based “Service Oriented Architecture” or “SOA” deployment for applications and data. JBoss Enterprise Middleware offerings consist of a number of deployment platforms and development frameworks, including:

•

JBoss Enterprise Application Platform—provides the environment for building, hosting and deploying Java-based applications and services. It includes JBoss Application Server, Seam, Hibernate, JBoss Cache, JBoss Transactions, JBoss Messaging and JBoss Web services.

•

JBoss Enterprise SOA Platform—provides the environment for deploying and integrating Service Oriented Architectures and business processes. It includes JBoss Enterprise Service Bus, jBPM, JBoss Rules and our JBoss Enterprise Application Platform technologies.

•	JBoss Enterprise Portal—provides a Java-based platform for deploying standards-based portals.

•	JBoss Developer Studio—provides an Eclipse-based application development environment for developing Java applications and development tools for building rich web-based applications.

•	MetaMatrix Data Services Platform—provides an environment integrating distributed data sources and provides for data federation, data abstraction, data transformation and metadata management.

•

JBoss Communications Platform—enables the creation, deployment and management of services and applications that integrate voice, video and data, function across a range of Internet and communications networks, and can be accessed by computers, hand sets and other network enabled devices.

Additional Red Hat enterprise technologies

Red Hat enterprise technologies also include other technology infrastructure, including software for software development, high availability clusters of Linux systems and storage, authentication of users as well as directory server services. These applications broaden customer choice and are components of our open source architecture vision for the enterprise. These applications include:

•	Red Hat Developer subscriptions provide integrated development environments for application developers.

•	Red Hat Cluster Suite features clustering and uses application fail-over technology, which is designed to enable high availability application environments.

•	Red Hat Global File System is an enterprise-strength clustered file system for Linux, designed for commercial and technical computing applications requiring access to shared data.

•	Red Hat Certificate System is a scalable authentication system for appropriately limiting access to mission critical resources and data.

•	Red Hat Directory Server centralizes application settings, user profiles, group data, policies and access control information into an operating system-independent, network-based registry.

Red Hat systems management solutions

RHN, JBoss Support Portal and JBoss ON provide management and software delivery services for Red Hat Enterprise Linux and JBoss Enterprise Middleware technologies. With a focus on open standards and scalability, our management solutions help organizations increase productivity, lower costs and enhance security by provisioning, monitoring and updating systems.

Services for Red Hat Enterprise Linux are available, in both Hosted and Satellite architectures, to provide organizations with the appropriate level of flexibility, security and scalability based on their size and needs. RHN includes the following four modules:

Update Module—Included in Red Hat Enterprise Linux subscriptions, the Update Module is the entry-level offering for RHN, providing functionality enhancements and upgrades to individual systems. Update Module includes functionality such as a graphical user interface, priority notification, errata information, Red Hat Package Manager (“RPM”) dependency checking and auto update. Update Module also gives customers access to electronic delivery of software related to their Red Hat subscriptions.

Management Module—The Management Module allows customers to manage Red Hat enterprise technology infrastructure. Designed to enable scalable enterprise administration, the Management Module features systems grouping, role-based administration and scheduled actions.

Provisioning Module—The Provisioning Module includes features such as operating system provisioning (for new, unformatted systems or previously deployed systems), configuration management, multi-state rollback, scheduled remote actions, auto discovery, configuration tools and RPM-based application provisioning.

Monitoring Module—The Monitoring Module, only available in Satellite deployments, adds performance-tracking capabilities to RHN. Users can configure monitoring checks based on numerous pre-built probes, or they can create their own. Email or pager warnings send alerts when defined performance thresholds are crossed.

With the exception of the Update Module, which is provided with a subscription to Red Hat Enterprise Linux, customers purchase entitlements to these services on an annual subscription basis.

RHN has two architectures designed to satisfy customers’ requirements:

Hosted—With the Hosted architecture, the customer’s individual systems connect to RHN via the Internet to receive information, functionality enhancements and upgrades from Red Hat’s hosted RHN servers. This architecture is the default RHN method for accessing subscription services to Red Hat Enterprise Linux. To reduce Internet bandwidth consumption, RHN Proxy Servers can be added to a Hosted deployment to cache content locally.

Satellite—The Satellite architecture stores RHN functionality, such as system profiles, reporting data and application server, locally on a customer’s system located behind its IT firewall. The Satellite server connects with RHN over the Internet to download updates and upgrades. The architecture allows customers greater control and flexibility over their management solution, as they may also use Satellite to distribute custom or third-party content to their Red Hat Enterprise Linux systems. Additional RHN Proxy Servers can also be added to a Satellite deployment to improve performance and package downloads for remote locations.

JBoss Support Portal provides an on-line method for JBoss Enterprise Middleware customers to obtain certified software, access to the JBoss information knowledge base and software update alerts and advisories, as well as interact with our JBoss technical support engineers. JBoss ON is deployed in a manner similar to RHN Satellite and provides a mechanism for the management of JBoss middleware environments. Similar to RHN Satellite, JBoss ON functionality includes inventory, software update, management and deployment. JBoss ON also provides an extended module for monitoring and alert notifications on the status of JBoss Enterprise Middleware deployments.

Red Hat Global Services

Red Hat Global Service offerings are designed to help enterprise customers derive additional value from Red Hat enterprise technologies and open source technology.

Global Learning Services offers an array of training courses worldwide to meet the diverse training needs of customers. Certifications include Red Hat Certified Technician, Red Hat Certified Engineer, Red Hat Certified Security Specialist and Red Hat Certified Architect. Courses span topics such as system administration and advanced enterprise development, deployment security, middleware and role-based offerings. We offer open enrollment at training centers in locations worldwide and, as an alternative, via e-learning virtual training, workshop sessions or by on-site instruction.

Global Professional Services offers consulting services for IT deployments, from assessment and implementation to upgrade planning, migrations, integrations and application development.

Global Support Services (“GSS”) is Red Hat’s worldwide, mission-critical technical support group that spans our infrastructure, middleware and systems management technologies. GSS provides a variety of production support levels and is generally included with Red Hat subscriptions. For developers, GSS offers specialized support services and an online knowledge base of technical information. GSS also provides a proactive relationship-based service with Technical Account Managers for enterprise customers.

COMPETITION

In the operating systems market, we compete with a number of large and well-established companies that have significantly greater financial resources, larger development staffs and more extensive marketing and distribution capabilities. These competitors include Microsoft, Novell, Sun and Oracle, all of which offer hardware-independent, multi-user operating systems and various virtualization software for Intel platforms that compete with Red Hat offerings. Moreover, HP, Unisys Corporation, IBM and Sun each offer the UNIX operating system. Many of these competitors bundle competitive operating systems such as UNIX with their own hardware offerings, thereby making it more difficult for us to penetrate their customer bases. Moreover, Sun has provided their Solaris UNIX software under an open source license and model, now called Open Solaris. In addition, with virtualization emerging as an important element of the operating environment, virtualization software companies like VMware are also competitors to Red Hat. No assurance can be given that our efforts to compete effectively will be sufficient.

Within the specific category of Linux operating systems, our chief competitor has historically been Novell, with its SUSE brand of Linux. Other, less well capitalized Linux brands include Mandriva, Debian, Canonical Ubuntu and other regionally-specific distributions. The financial and legal barriers to creating a new Linux distribution are relatively low because the open source license governing Linux distributions permits copying, modification and redistribution. In 2006, Oracle, a large and well capitalized company, began to sell support for its version of the Linux operating system. See Item 1A, “Risk Factors”.

In 2006, Microsoft and Novell announced an agreement to collaborate on technology, a cross covenant not to sue the other party’s customers for patent infringement and an agreement by Microsoft to purchase and distribute coupons for SUSE Linux maintenance and support. While Red Hat provides its subscription customers with certain protections in the event that a third party were to bring a claim alleging intellectual property infringement, there is no assurance that Red Hat’s efforts in this regard will be sufficient to satisfy the concerns of customers in all instances, including any concerns created by the Microsoft/Novell agreement. Also, the coupons to SUSE Linux distributed by Microsoft have intensified this competition at certain customers and may create downward pressure on the prices that Red Hat charges and/or reduced demand for our products which could affect our ability to renew current customers and obtain new customers and impact revenue, operating margin and market share. See Item 1A, “Risk Factors”.

In the middleware market, we compete with a number of large and well-established companies that have significantly greater financial resources, larger development staffs and more extensive marketing and distribution capabilities. These competitors include, but are not limited to IBM, BEA, Oracle, Sun and Microsoft, all of which offer broad portfolios of enterprise Java and non-Java middleware products. All of these vendors, with the exception of Sun, offer the majority of their middleware products under a typical proprietary software license model. IBM and Sun often bundle hardware and software for their customers, making it more difficult to penetrate these customer bases.

With our professional services offerings, we face competition in the market for services related to the deployment of our enterprise technologies. Our competitors in the market include IBM, Sun, Novell, Oracle and HP, as well as other technology consulting companies.

In the management services market, we compete with a number of large companies that have significantly greater financial resources, larger development staffs and more extensive marketing and distribution capabilities. These competitors include IBM, HP, CA, Novell, Microsoft, Oracle and BMC, all of which offer heterogeneous operating system support, including support for operating systems such as Linux, Solaris, AIX, HP-UX and Windows. Many of these competitors have legacy client/server offerings that require relatively long implementation cycles and are difficult to displace in enterprise customers due to switching costs. There are numerous other companies that focus exclusively on management offerings that are likely to support Linux-based systems as well as non-Linux-based systems.

The open source software market is not characterized by the traditional barriers to entry that are found in the proprietary software model due to the nature of open source technology. For example, anyone can copy, modify and redistribute Red Hat Enterprise Linux, JBoss Enterprise Middleware and our other open source products. However, they are not permitted to refer to these products as “Red Hat” or “JBoss” products unless they have a formal business relationship with us. Moreover, as it relates to our enterprise technologies and management offerings, our customers agree not to utilize the subscription services that they receive from us for any system for which they have not purchased a subscription. In addition, the only means by which customers can receive a certified version of Red Hat enterprise software and receive certified functionality enhancements and upgrades to a copy of Red Hat enterprise software is to purchase and maintain a current subscription directly from us or our certified partners with whom we have agreements.

We believe that the major factors affecting the competitive landscape for our products include:

•	the name and reputation of vendor;

•	the ability to adapt development, sales, marketing and support to the open source model;

•	the product price, performance, reliability and functionality;

•	the alliances of the vendor with major industry hardware and/or software providers;

•	the quality of our support and consulting services;

•	the financial and value relationship of subscription services;

•	the number of Global 2000 reference accounts;

•	the availability of third-party enterprise infrastructure applications that are compatible with the technology;

•	the breadth of hardware and software ecosystem compatibility;

•	the management framework for administering the software technologies;

•	the distribution strength and number of distribution partners of the vendor; and

•	the strength of the vendor’s relationships and reputation in the open source community.

Although we believe that overall we generally compete on par or favorably with many of our competitors in a number of respects, including product performance, price and breadth of hardware and software compatibility, we believe that a number of our key competitors currently have superior distribution capabilities. In addition, there are significantly more enterprise infrastructure applications available for competing operating systems technologies, such as Windows and UNIX, than there are for Red Hat Enterprise Linux. An integral part of our strategy has been to help address these shortcomings by, among other methods, strengthening our existing strategic relationships and entering into new ones to expand our distribution capabilities and by attracting more attention to the open source movement. Also, increasing the volume of installed subscriptions of Red Hat enterprise technologies should create additional opportunities and incentives for software developers to write more applications that are compatible with Red Hat enterprise technologies.

SOFTWARE ENGINEERING AND DEVELOPMENT

We have invested, and intend to continue to invest, significant resources in product and technology development. We expended $97.4 million, $71.0 million and $40.9 million, in our fiscal years ended February 29, 2008, February 28, 2007 and February 28, 2006, respectively, in research and development costs. We focus and modify our product development efforts based on the needs of users and changes in the marketplace. We are currently focusing our development efforts on improving or adding the functionality to our offerings that are needed by the Global 2000 or required for leading third-party applications upon which the Global 2000 are dependent. However, any upgrades and enhancements are offered on a when and if available basis.

Our software engineers collaborate with open source software development teams working across the Internet and through our Fedora Project and JBoss.org communities. This involvement enables us to remain abreast of, and lead, certain technical advances, plans for development of new features and timing of releases, as well as other information related to the development of open source projects.

Our software engineers make development contributions to many components comprising the Red Hat Enterprise Linux operating system and JBoss Enterprise Middleware and provide leadership within the various open source communities across many of the core components.

Our software development engineers perform extensive testing of Red Hat Enterprise Linux, JBoss Enterprise Middleware, RHN, JBoss Support Portal, JBoss ON, JBoss Developer Studio and other Red Hat enterprise technologies. We use various industry methods of quality assurance testing to help ensure that our enterprise technologies are solidly engineered and ready for use by our customers when delivered. We also work closely with leading hardware and software vendors to help ensure their hardware and applications will operate effectively with Red Hat enterprise platforms.

In addition, we continue to invest substantial resources in the development and commercialization of open source technologies that provide added value in addition to the operating system.

INTELLECTUAL PROPERTY

Red Hat Enterprise Linux, JBoss Middleware and our other open source products have been developed and made available for licensing under the GNU General Public License, the GNU Lesser General Public License and other open source licenses. These licenses permit the licensee to copy, modify and distribute the software. Some licenses, such as the GNU General Public License and the GNU Lesser General Public License, require that any resulting or derivative work that is distributed to others be licensed under the same terms. Therefore, although we generally retain the copyrights to the code that we develop ourselves, due to the nature of our open source software products and the licenses under which we develop and distribute them, our most valuable intellectual property is our collection of trademarks and the recognition of our brand. We rely on a combination of trademarks, copyrights and patents to protect our intellectual property. We also generally enter into confidentiality and nondisclosure agreements with our employees and consultants, and generally control access to and distribution of our confidential documentation and other proprietary information.

We pursue registration of some of our trademarks in the United States and in other countries. We have registered the trademark “Red Hat” and the Red Hat Shadowman logo in countries in North America, South America, Europe, Asia, Africa and Australia.

Despite our efforts to protect our trademark rights, unauthorized third parties have in the past attempted, and in the future may attempt, to misappropriate our trademark rights. We cannot be certain that we will succeed in preventing the continued misappropriation of our tradename and trademarks in these circumstances or that we will be able to prevent this type of unauthorized use in the future. The laws of some foreign countries do not protect, or deter misappropriation of our trademark rights to the same extent as do the laws of the United States. In addition, while we engage in certain enforcement activity, policing unauthorized use of our trademark rights is difficult, expensive and time consuming, and our efforts may be inadequate. The loss of any material trademark or tradename could have a material adverse effect on our business, operating results and financial condition.

Red Hat has also undertaken patent protection of some of the innovative ideas of our software developers. Not all of these inventions are applicable to our current technologies. Some provide protection to new and other technologies. As part of Red Hat’s commitment to the open source community, we provide our Patent Promise, an undertaking, subject to certain limitations, not to enforce our patent rights against users of an open source software. This permits the development and distribution of open source applications that read on our patents. Consequently, it is unlikely that our patents will, of themselves, provide us substantial revenue. Rather, they may provide a measure of deterrence against the potential patent infringement claims of third parties and may help ensure that new technologies and innovations covered by our patents remain open. We are also a founding member and active participant, along with other industry leaders (including IBM, NEC, Philips, Sony and Novell) in the Open Invention Network LLC, which acquires patents with the goal of promoting innovation in open source for the Linux platform.

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

EMPLOYEES

As of February 29, 2008, Red Hat had more than 2,200 employees. From time to time, we also employ independent contractors. Our employees are not represented by any labor union and are not recognized under a collective bargaining agreement, and we have never experienced a work stoppage. We believe our relations with our employees are generally good.

AVAILABLE INFORMATION

We maintain a website at www.redhat.com. We make available, free of charge on our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), as soon as reasonably practicable after we electronically file those reports with, or furnish them to the Securities and Exchange Commission (the “SEC”). We also similarly make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. We are not including the information contained at www.redhat.com, or at any other Internet address as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

CERTIFICATIONS

This Annual Report on Form 10-K for the fiscal year ended February 29, 2008 contains the certifications of the Chief Executive Officer and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 hereto.

Our Chief Executive Officer submitted an annual certification to the New York Stock Exchange (“NYSE”) on September 13, 2007, stating that he was not aware of any violation by us of the NYSE corporate governance listing standards.

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

There can be no assurance that we will manage these challenges and risks successfully. Moreover, if we are not successful in completing acquisitions that we have pursued or may pursue, our business may be adversely affected, and we may incur substantial expenses and divert significant management time and resources. In addition, in pursuing such acquisitions, we could use substantial portions of our available cash as all or a portion of the purchase price. We could also issue additional securities as consideration for these acquisitions, which could cause our stockholders to suffer significant dilution, or we may incur substantial debt. Any acquisition may not generate additional revenue or profit for us, which may adversely affect our operating results.

If we fail to effectively manage our growth, our operations and financial results could be adversely affected.

We have expanded our operations rapidly in recent years. For example, our total revenue increased from approximately $400.6 million for the fiscal year ended February 28, 2007 to approximately $523.0 million for the fiscal year ended February 29, 2008. Moreover, the total number of our employees increased from over 1,800 as of February 28, 2007 to over 2,200 as of February 29, 2008 and is expected to generally increase in the foreseeable future. In addition, we continue to explore ways to extend our product and service offerings and geographic reach. Our growth has placed and will likely continue to place a strain on our management systems, information systems, resources and internal controls. Our ability to successfully offer products and services and implement our business plan requires adequate information systems and resources and oversight from our senior management. As we grow, we must also continue to hire, train, supervise and manage new employees. As we grow and expand globally, controls and oversight functions will become more complex and distributed and may in part be outsourced. We may not be able to adequately screen and hire or adequately train, supervise and manage sufficient personnel or develop management, or effectively manage and develop our controls and oversight functions and information systems to adequately manage our expansion effectively. If we are unable to adequately manage our growth and expansion, our operations and financial results could be materially adversely affected.

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

Our ability to retain key management personnel or hire capable new management personnel as we grow may be challenged to the extent the technology sector performs well and/or if companies with more generous compensation packages or greater perceived growth opportunities compete for the same personnel. In addition, historically we have used share-based compensation as a key component of our compensation packages. Changes in the accounting for share-based compensation could adversely affect our earnings or force us to use more cash compensation to attract and retain capable personnel. Volatility in the stock market may reduce the value of our share-based awards to the recipient. Such events, or if we are unable to secure shareholder approval for increases in the number of shares eligible for share-based compensation grants, could adversely affect our ability to successfully attract and retain key management personnel.

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

A number of our key employees have become, or will soon become, vested in a significant amount of their equity compensation awards. Employees may be more likely to leave us after a significant portion of their equity compensation awards fully vest, especially if the shares underlying the equity awards have significantly appreciated in value. If we do not succeed in retaining and motivating our CEO and key employees and attracting new key personnel, our business, its financial performance and our stock price may decline.

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

Any interruption in the availability of our websites and on-line interactions with customers and partners would create a large volume of user questions and complaints that would need to be addressed by our support personnel rather than by self-help. If our support personnel cannot meet this demand, customer and partner satisfaction levels may fall, which in turn could cause additional claims or reduced revenue.

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

We may be deemed to be an investment company under the Investment Company Act of 1940 (the “1940 Act”), if we own investment securities with a value exceeding 40% of our total assets, unless a particular exclusion or safe harbor provision applies. A large portion of our assets has been invested in investment-grade, interest-bearing securities, many of which constitute “investment securities” under the 1940 Act. As of February 29, 2008, we believe our “investment securities” did not exceed 40% of our total assets. Even if our “investment securities” exceeded 40% of our total assets, we believe that we would be otherwise excluded from the definition of investment company and the registration requirements of the 1940 Act, but, absent an exemptive order from the SEC, this result cannot be assured. Investment companies are subject to registration under the 1940 Act and compliance with a variety of restrictions and requirements imposed under the 1940 Act. If we were to be deemed an investment company, we would become subject to the restrictions and requirements of the 1940 Act and the consequences of having been an investment company without registering thereunder, which could have a material adverse impact on our business.

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

We may not be able to meet the financial and operational challenges that we will encounter as our international operations, which represented approximately 39.5 % of our total revenue for the fiscal year ended February 29, 2008, continue to expand.

Our international operations accounted for approximately 39.5% of total revenue for the fiscal year ended February 29, 2008. As we expand our international operations, we may have difficulty managing and administering a globally-dispersed business and we may need to expend additional funds to, among other activities, reorganize our sales force and technical support services team, outsource general and administrative functions, staff key management positions, obtain additional information technology infrastructure and successfully localize software products for a significant number of international markets, which may negatively affect our operating results.

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

•

Economic or political instability or terrorist acts in some international markets could result in the loss or forfeiture of some foreign assets and the loss of sums spent developing and marketing those assets and the revenue associated with them.

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

We are subject to income and other taxes in the U.S. and in numerous foreign jurisdictions. Our domestic and foreign tax liabilities are subject to the allocation of revenue and expenses in different jurisdictions. Additionally, the amount of taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we operate. We are regularly subject to audits by tax authorities. While we endeavor to comply with all applicable tax laws, there can be no assurance that a governing tax authority will not have a different interpretation of the law than we do or that we will comply in all respects with applicable tax laws, which could result in additional taxes. There can be no assurance that the outcomes from these audits will not have an adverse effect on our results of operations in the period for which the review is made.

Because we recognize revenue from subscriptions for our service over the term of the subscription, downturns or upturns in sales may not be immediately reflected in our operating results.

We generally recognize subscription revenue from customers ratably over the term of their subscription agreements, which are generally 12 to 36 months. As a result, much of the revenue we report in each quarter is deferred revenue from subscription agreements entered into during previous quarters. Consequently, a decline in subscriptions in any one quarter will not necessarily be fully reflected in the revenue in that quarter and will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect this reduced revenue. Accordingly, the effect of significant downturns in sales and market acceptance of our service may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

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

We are exposed to fluctuations in the market values of our portfolio investments and in interest rates; impairment of our investments could harm earnings.

We maintain an investment portfolio of various holdings, types, and maturities. Our debt securities are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”. Our investments in private companies are subject to risk of loss of investment capital. These investments are inherently risky because the markets for the technologies they have under development are typically in the early stages and may never materialize. We could lose the value of our entire investment in these companies.

We are subject to risks of currency fluctuations and related hedging operations.

A portion of our business is conducted in currencies other than the U.S. dollar. Changes in exchange rates among other currencies and the U.S. dollar will affect our net revenue, operating expenses and operating margins. We cannot predict the impact of future exchange rate fluctuations. We have begun to use financial instruments, primarily forward purchase contracts to economically hedge U.S. dollar and other currency commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. If these hedging activities are not successful or we change or reduce these hedging activities in the future, we may experience significant unexpected expenses from fluctuations in exchange rates.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters is currently located in a leased facility in Raleigh, North Carolina, which consists of approximately 120,000 square feet. In January 2002, we assumed this lease from an unrelated third party. The lease, which has an original term of 20 years, will expire on June 10, 2020. The annual rental expense under this lease is approximately $1.6 million. In March 2006, we assumed a second lease in Raleigh, North Carolina as part of our headquarters facilities. The second facility consists of approximately 25,000 square feet. The lease term will expire on February 28, 2017. In July 2007, we assumed a third lease in Raleigh, North Carolina further expanding our headquarters facilities. This third lease consists of an additional 25,000 square feet and will expire on February 28, 2017. The annual rental expense under the second and third leases is approximately $1.0 million.

In addition to our headquarters, we have leased office facilities in over 25 countries and more than 55 locations. Significant locations in North America include Atlanta, Georgia; Mountain View, California; Tyson’s Corner, Virginia; and Westford, Massachusetts. Significant locations in Latin America include Buenos Aires, Argentina and Sao Paulo, Brazil. Significant locations in Europe include Brno, Czech Republic; Cork, Ireland; Farnborough, United Kingdom; Munich, Germany; Nanterre, France and Stuttgart, Germany. Significant locations in Asia Pacific include offices in Beijing, China; Brisbane, Australia; Mumbai, India; Pune, India; Singapore and Tokyo, Japan. We believe that in all material aspects our properties have been satisfactorily maintained, are in good condition and are suitable for our operations.

ITEM 3.	LEGAL PROCEEDINGS

Red Hat Professional Consulting, Inc., formerly PTI, a wholly owned subsidiary of the Company acquired in February 2001, together with its former directors and some of its former principal shareholders, is a defendant in a suit brought by a former employee in DeKalb County Superior Court in Georgia (Case No. 00-CV-5509-8). The plaintiff asserts, among other things, slander, breach of a shareholder agreement and of various employment agreements and seeks monetary damages. Red Hat Professional Consulting, Inc. has filed an answer, affirmative defenses and counterclaims, denying all liability. All discovery in the matter is complete. On October 31, 2005, a hearing was held on defendants’ Third Motion for Partial Summary Judgment, and the Court granted summary judgment on three of the claims. A pre-trial order was entered in the matter, and it was set for trial on December 11, 2006. However, the Court elected to delay trial for purposes of rehearing plaintiff’s motion for partial summary judgment, and that hearing was held on December 11, 2006. On February 16, 2007, the Court issued an order in favor of plaintiff and against all defendants on plaintiff’s claim that his stock option agreement had been breached. That order does not set forth a remedy. The order was appealed by the Defendants to the Georgia Court of Appeals, which on March 17, 2008, reversed the trial court, vacated the trial court’s order, and remanded for further proceedings. The Company filed a timely motion to reconsider with the Georgia Court of Appeals questioning the line of cases upon which the decision was rendered and the standard the court indicated should be applied by the trial court in determining the issues on remand. That motion was denied. The Company has been indemnified, subject to certain limitations, in this matter by the former PTI shareholders; however, there is a possibility that any damage award in this case could, if upheld, exceed the limits of such indemnification. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

Commencing on or about March 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. Approximately 310 other IPO issuers were named as defendants in similar class action complaints (together, the “IPO Allocation Actions”). On August 8, 2001, Chief Judge Michael Mukasey of the U.S. District Court for the Southern District of New York issued an order that transferred all of the IPO Allocation Actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings (Case No. 21 MC 92). The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages, attorneys’ and expert fees and other unspecified costs. In October of 2002, the individual director and officer defendants of the Company were dismissed from the case without prejudice. In October of 2004, the District Court certified a class in six of the 310 actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Company’s action is not one of the focus cases. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification with respect to the focus cases and remanded the matter for further consideration. In September 2007, discovery moved forward in the the focus cases and plaintiff filed and amended complaints against the focus case issuer and underwriter defendants. Defendants in the focus cases filed motions to dismiss the second amended complaints in November 2007, and filed their oppositions to plaintiffs’ motion for class certification in December 2007. The Company intends to defend itself vigorously in this matter. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

Commencing on August 4, 2003, the Company filed suit against The SCO Group, Inc. (“SCO”) in the U.S. District Court for the District of Delaware seeking a declaratory judgment that the Company is not infringing any of SCO’s intellectual property rights (Civil Action No. 03-722-SLR). In addition, the Company has asserted claims against SCO under Delaware and federal law, including deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, trade libel and violations of the Lanham Act. The Company contends that SCO has made false and misleading public statements in alleging that software code, in which SCO claims to own copyrights and trade secrets, was misappropriated and incorporated into the Company’s product and that SCO has threatened legal action. On September 15, 2003, SCO filed a motion to dismiss contending, among other things, that no actual controversy exists and that the declaratory judgment that the Company seeks would not be warranted. On April 6, 2004, the Court denied SCO’s motion to dismiss but stayed further action in the case pending resolution of litigation underway in the U.S. District Court for the District of Utah between SCO and IBM. On April 20, 2004, Red Hat filed a motion for reconsideration contending that a stay based on the Utah case would be inappropriate. On March 31, 2005, the Court denied the Company’s motion to reconsider but extended to the Company the right to renew the motion should matters materially change in the SCO v. IBM litigation. SCO filed for bankruptcy protection in the District of Delaware on September 14, 2007, and on September 17, 2007 SCO filed a Notice in the pending case referencing the automatic stay in bankruptcy and asking the court to take the case off its active calendar. On October 15, 2007, SCO filed a schedule in the bankruptcy proceeding, listing Red Hat’s claim as disputed and unliquidated. On April 18, 2008, Red Hat filed a proof-of-claim in the bankruptcy proceeding.

In the summer of 2004, 14 class action lawsuits were filed against the Company and several of its former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of North Carolina. In each of the actions, plaintiffs seek to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arise in connection with the Company announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs assert that certain former officers (the “Individual Defendants”) and the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), and Rule 10b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs seek unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in the Company’s common stock, disgorgement by the Company’s chief executive officer and former chief financial officer of certain compensation and profits from trading in the Company’s common stock pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 and other relief. As of September 8, 2004, all of these class action lawsuits were consolidated into a single action referenced as Civil Action No. 5:04-CV-473BR and titled In re Red Hat, Inc. Securities Litigation. On May 6, 2005, the plaintiffs filed an amended consolidated class action complaint. On July 29, 2005, the Company, on behalf of itself and the Individual Defendants, filed a motion to dismiss the action for failure to state a claim upon which relief may be granted. Also on that date, PricewaterhouseCoopers LLP (“PwC”), another defendant, filed a separate motion to dismiss. On May 12, 2006, the Court issued an order granting the motion to dismiss the Securities Exchange Act claims against several of the Individual Defendants, but denying the motion to dismiss the Securities Exchange Act claims against the Company, its former chief executive officer and chief financial officer. The Court dismissed the claims under the Sarbanes-Oxley Act in their entirety, and also granted PwC’s motion to dismiss. On November 6, 2006, the plaintiffs filed a motion for class certification. Subsequent to the filing of that motion, several plaintiffs withdrew as potential class representatives, and the Company opposed the certification of the remaining proposed class representatives. On May 11, 2007, the Court entered an order denying class certification and denying all other pending motions as moot. Thereafter, on July 13, 2007 Charles Gilbert filed a renewed motion for appointment as lead plaintiff and approval of selection of lead counsel. On November 13, 2007, the Court entered an Order allowing Gilbert’s motion, appointing him lead plaintiff and adding him as a party plaintiff and appointing lead counsel. On January 14, 2008, Gilbert’s counsel filed a motion to certify the action as a class action and briefing on the motion is proceeding. The Company intends to vigorously defend any remaining claims in this matter. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

On June 26, 2006, FireStar Software, Inc. filed a complaint in the U.S. District Court for the Eastern District of Texas (Civil Action No. 2-06CV-258), alleging that the Company and certain subsidiaries have directly and indirectly infringed FireStar’s U.S. Patent Number 6,101,502 by marketing, distributing, using and offering to provide support services for the JBoss Hibernate software. FireStar filed first, second, third and fourth amended complaints on October 19, 2006, November 8, 2006, June 24, 2007 and March 13, 2008, respectively. The fourth amended complaint seeks, among other relief, compensatory damages, enhanced damages, costs, attorney’s fees and injunctive relief. The Company filed its answer to the fourth amended complaint on March 19, 2008. Discovery is currently underway and is scheduled to continue until September 2, 2008. Trial is scheduled to begin on or after January 5, 2009. Based on the Company’s efforts to date, it believes it has meritorious defenses to this matter, and intends to vigorously defend itself. There can be no assurance, however, that the Company will be successful in its defense, and an adverse resolution of the lawsuit could have a material adverse effect on its business, financial position and results of operation, including its ability to continue to commercialize the technologies implicated in the litigation. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

On October 4, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington ( Civil Action No. C07-1587 JLR) against, among others, The Goldman Sachs Group, Inc. and JPMorgan Chase & Co., lead underwriters of the Company’s initial public offering in August 1999. The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the underwriters and certain unnamed officers, directors and principal stockholders exceeded ten percent of the Company’s outstanding common stock from the date of the Company’s initial public offering on August 11, 1999, through at least August 10, 2000. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b) of the Securities Exchange Act of 1934, as amended, and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The Company was named as a nominal defendant in the action. On February 28, 2008, plaintiff filed an amended complaint asserting substantially similar claims as those set forth in the initial complaint.

On October 9, 2007, IP Innovation, LLC and Technology Licensing Corporation filed a complaint in the Eastern District of Texas (Civil Action No. 2-07CV-447) against Red Hat, Inc. and Novell, Inc., alleging direct and indirect infringement of U.S. Patent Nos. 5,072,412, 5,394,521 and 5,533,183. The complaint seeks, among other relief, compensatory damages, enhanced damages and injunctive relief. The Company answered the complaint on February 1, 2008, including counterclaims against plaintiffs for declaratory judgment of invalidity, unenforceability and noninfringement of the patents-in-suit, and the plaintiffs filed a reply to those counterclaims on February 11, 2008. Based on the Company’s efforts to date, it believes it has meritorious defenses to this matter, and intends to vigorously defend itself. There can be no assurance, however, that the Company will be successful in its defense, and an adverse resolution of the lawsuit could have a material adverse effect on its business, financial position and results of operations, including its ability to continue to commercialize the technologies implicated in the litigation. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

On April 21, 2008, DataTern, Inc. filed a complaint in the U.S. District Court for the Eastern District of Texas (Civil Action No. 5-08CV-70) against the Company and one of its subsidiaries as well as 22 other defendants. The complaint alleges direct and indirect infringement of U.S. Patent No. 5,937,402. The complaint seeks, among other relief, compensatory damages, enhanced damages, attorneys’ fees and injunctive relief. A first amended complaint was filed on April 22, 2008. The Company intends to vigorously defend itself. There can be no assurance, however, that the Company will be successful in its defense of the lawsuit, and an adverse resolution of the lawsuit could have a material adverse effect on its business, financial position and results of operations, including its ability to continue to commercialize the technologies implicated in the litigation. The Company is not presently able to reasonably estimate potential losses, if any, related to the complaint.

The Company also experiences other routine litigation in the normal course of its business. The Company believes that the outcome of this routine litigation will not have a material adverse effect on its financial position and results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the New York Stock Exchange under the symbol “RHT”. The chart below sets forth the high and low sales information for each of the quarters of the fiscal years ended February 29, 2008 and February 28, 2007.

	FY 2008		FY 2007
Quarter	High	Low	High	Low
First	$24.73	$20.45	$32.48	$25.24
Second	$25.24	$18.50	$29.18	$21.17
Third	$22.67	$18.20	$26.40	$13.70
Fourth	$21.32	$16.82	$25.15	$15.53

Holders

As of April 25, 2008, we estimate that there were 2,135 registered stockholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We anticipate that our future earnings will be retained for the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison of cumulative total return (equal to dividends plus stock appreciation) during the period from February 28, 2003 through February 29, 2008 for:

•	Red Hat, Inc.;

•

A peer group consisting of Akamai Technologies, Inc., Autodesk, Inc., BEA, BMC, Cadence Design Systems, Inc., Citrix Systems, Inc., Compuware Corporation, Jack Henry & Associates, Inc., McAfee, Inc., Micros Systems, Inc., NAVTEQ Corporation, Novell, RealNetworks, Inc., Sybase, TIBCO Software, Inc., Wind River Systems, Inc. and Verisign, Inc. (the “Stock Performance Peer Group”); and

•	the NYSE Composite Index.

We are required to provide a line-graph presentation comparing cumulative, five-year stockholder returns on an indexed basis with a broad equity market index and either a published industry index or an index of peer companies selected by Red Hat. In our index of peer group companies, we have selected peer companies considered to be peers for purposes of benchmarking executive compensation during the fiscal year ending February 29, 2008.

COMPARISON OF FIVE-YEAR CUMULATIVE

TOTAL RETURN AMONG RED HAT, INC, COMPETITIVE

PEER GROUP, AND NYSE COMPOSITE INDEX

	2/28/03	2/29/04	2/28/05	2/28/06	2/28/07	2/29/08
RED HAT, INC	$100.00	$307.13	$194.74	$456.20	$381.15	$302.72
PEER GROUP	$100.00	$167.93	$173.58	$214.32	$239.34	$245.77
NYSE COMPOSITE INDEX	$100.00	$141.91	$155.24	$170.92	$193.48	$190.04

Notes:

•	Assumes initial investment of $100 on February 28, 2003. Total return includes reinvestment of dividends.

•	The lines represent monthly index levels derived from compounded daily returns that include all dividends.

•	If the monthly interval, based on the fiscal year-end, ends on a day that is not a trading day, the preceding trading day is used.

•	The index level for all series was set to 100.00 on February 28, 2003.

•

The information included under the heading “Stock Performance Graph” in Item 5 of this Annual Report on Form 10-K is “furnished” and not “filed” and shall not be deemed to be “soliciting material” or subject to Rule 14A, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the limitations of that section, and shall not be deemed incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act , whether made before or after the date of this report and irrespective of any general incorporation by reference language in any such filing.

•	The stock price performance shown in the graph is not necessarily indicative of future price performance.

•

Information used in the graph was obtained from our compensation consultant, a source management believes to be reliable, but the Company is not responsible for any errors or omissions in such information.

Issuer Purchases of Equity Securities

The table below sets forth information regarding the Company’s purchases of its Common Stock during its fourth fiscal quarter ended February 29, 2008:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 1, 2007 – December 31, 2007	684	$19.59	—	$250.0 million
January 1, 2008 – January 31, 2008	3,014,904	$17.86	2,990,900	196.5 million
February 1, 2008 – February 29, 2008	702,600	$17.91	702,600	183.9 million

Total	3,718,188	$17.87	3,693,500	$183.9 million

(1)	During the three months ended February 29, 2008, the Company withheld an aggregate of 24,688 shares of Common stock from employees to satisfy minimum tax withholding obligations relating to the vesting of restricted share awards. These shares were not withheld pursuant to the program described in Note 2 below.
(2)	On September 25, 2007, the Company announced that its Board of Directors had authorized a continuation of the Company’s Common Stock and Debenture repurchase program that was announced in October 2006. Under the program, the Company is authorized to repurchase up to an aggregate of $250.0 million of Common Stock and $75.0 million of Debentures from time to time on the open market or in privately negotiated transactions, as applicable. As extended, the program will expire on the earlier of (i) October 31, 2008 or (ii) a determination by the Board of Directors, the Chief Executive Officer or the Chief Financial Officer to discontinue the program. As of February 29, 2008, the amounts remaining available for the repurchase of Common Stock and Debentures under the program were $183.9 million and $75.0 million, respectively.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for each of the Company’s fiscal years in the five year period ended February 29, 2008. The selected financial data for the fiscal years ended February 29, 2008, February 28, 2007 and February 28, 2006 are derived from our Consolidated Financial Statements contained in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.

	Year Ended
	February 29, 2008	February 28, 2007	February 28, 2006	February 28, 2005	February 29, 2004
	(in thousands, except per share data)
SELECTED STATEMENT OF OPERATIONS DATA
Revenue:
Subscriptions	$449,811	$341,206	$230,444	$151,125	$82,408
Training and services	73,205	59,418	47,886	45,341	42,329

Total subscription and training and services revenue	$523,016	$400,624	$278,330	$196,466	$124,737
Gross profit	$442,363	$335,888	$229,823	$157,979	$90,801
Income from operations	$70,372	$52,289	$58,082	$26,946	$2,946
Other income, net	$60,420	$43,290	$30,053	$24,431	$11,866
Interest expense	$6,252	$6,016	$6,119	$6,436	$1,080
Net income	$76,667	$59,907	$79,685	$45,426	$13,732
Basic net income per common share	$0.40	$0.32	$0.45	$0.25	$0.08
Diluted net income per common share	$0.36	$0.29	$0.41	$0.24	$0.07
Weighted average shares outstanding
Basic	193,485	189,347	178,112	181,636	174,003
Diluted	221,313	218,823	207,815	215,882	206,358

Note:	Effective March 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, using the modified prospective transition method. In accordance with the provisions of the modified prospective transition method, results for prior fiscal years have not been restated. See NOTE 2 to the Consolidated Financial Statements.

	As of
	February 29, 2008	February 28, 2007	February 28, 2006	February 28, 2005	February 29, 2004
	(in thousands)
SELECTED BALANCE SHEET DATA
Total cash and investments in debt securities (short- and long-term)	$1,331,943	$1,156,094	$1,077,540	$928,763	$941,384
Working capital (1)	$222,608	$706,702	$680,317	$246,054	$573,616
Total assets	$2,079,982	$1,785,854	$1,314,241	$1,134,036	$1,111,653
Capital lease obligations, net of current maturities	$—	$—	$—	$97	$538
Convertible debentures (1)	$570,000	$570,000	$570,000	$600,000	$600,000
Stockholders’ equity	$951,191	$821,236	$477,558	$361,671	$408,389

Note:	Effective March 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, using the modified prospective transition method. In accordance with the provisions of the modified prospective transition method, balances for prior fiscal years have not been restated. See NOTE 2 to the Consolidated Financial Statements.

(1)	Convertible debentures of $570 million were reclassified from non-current to current during the fourth quarter of fiscal 2008, and as a result are included in working capital at February 29, 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a global leader in providing open source software solutions to the enterprise, including our core enterprise operating system platform, Red Hat Enterprise Linux and enterprise middleware platform, JBoss Enterprise Middleware and other Red Hat enterprise technologies.

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

We sell our enterprise technologies through subscriptions, and we recognize revenue over the period of the subscription agreements with our customers. In addition, we generally provide certain managed services for each of our enterprise technologies, through Red Hat Network (“RHN”), JBoss Operations Network (“JBoss ON”) and JBoss Customer Support Portal (“JBoss Support Portal”), as a component of our subscriptions. We market our offerings primarily to enterprise customers including large enterprises, government organizations, small and medium size businesses and educational institutions.

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

We derive our revenue and generate cash from customers primarily from two sources: (i) subscription revenue and (ii) training and services revenue. The arrangements with our customers that produce this revenue and cash are explained in further detail under “Critical Accounting Policies” below and in NOTE 2 to the Consolidated Financial Statements. These arrangements typically involve subscriptions to Red Hat enterprise technologies. Our revenue is affected by, among other factors, corporate, government and consumer spending levels. In evaluating the performance of our business, we consider a number of factors, including total revenue, deferred revenue, operating income, operating margin and cash flows from operations.

On June 2, 2006 we acquired JBoss, Inc. (“JBoss”), an open source company whose main products are middleware offerings developed and designed for service-oriented architectures, permitting web-enabled applications to run on open source and other platforms.

Revenue.    For the year ended February 29, 2008, total revenue increased 30.6% or $122.4 million to $523.0 million from $400.6 million for the year ended February 28, 2007. This increase resulted primarily from an increasing level of adoption of Red Hat Enterprise Linux as a primary computing platform by the larger enterprise customers, as well as growing penetration of the small and mid-sized business market and increased adoption of other Red Hat enterprise technologies. The success of our business model is influenced by the acceptance and widespread deployment of our open source technologies, our ability to generate subscription revenue on a per installed system basis for Red Hat enterprise technology and our ability to increase annual average subscription revenue per customer by providing additional value to our customers in the form of additional technology infrastructure and by providing customers with additional services.

Deferred Revenue.    Our deferred revenue, current and long-term, balance at February 29, 2008 was $472.9 million. Because of our subscription model and revenue recognition policies, deferred revenue improves predictability of future revenue. Deferred revenue at February 29, 2008 increased 39.6% as compared to the balance at February 28, 2007 of $338.6 million.

Subscriptions.    Our enterprise technologies are sold under subscription agreements. These agreements typically have a one or three year subscription period. The subscription entitles the end user to maintenance, which generally consists of a specified level of support, as well as security updates, bug fixes, functionality enhancements and upgrades to the technology, when and if available, during the term of the subscription through our integrated management technologies, RHN, JBoss ON and JBoss Support Portal. Our customers have the ability to purchase higher levels of subscriptions that increase the level of support the customer is entitled to receive. Subscription revenue increased each quarter of fiscal 2008, 2007 and 2006 and is being driven primarily by the increased market acceptance and use of open source software by the enterprise and our expansion of sales channels and geographic footprint during these periods.

Revenue by geography.    We operate our business in three geographic regions: The Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Japan, Singapore, India, Australia, South Korea and China). In fiscal 2008, approximately $206.5 million or 39.5% of our revenue was generated outside the United States compared to approximately $144.6 million or 36.1% for fiscal 2007. Our international operations are expected to continue increasing as our international sales force and channels become more mature and as we enter new locations or expand our presence in existing locations. As of February 29, 2008, we had offices in more than 55 locations throughout the world.

Gross profit margin.    Subscriptions made up 86.0% and 85.2% of total revenue for the years ended February 29, 2008 and February 28, 2007, respectively. The gross profit margin on subscriptions was 92.5% and 92.0% for years ended February 29, 2008 and February 28, 2007, respectively. These two overall trends, the increased percentage of sales represented by subscriptions and improvements in the gross profit margin of subscriptions, resulted in the improvement of our overall gross profit margin to 84.6% for the year ended February 29, 2008 from 83.8% for the year ended February 28, 2007.

Income from operations.    Operating income was 13.5% and 13.1% of total revenue for the years ended February 29, 2008 and February 28, 2007, respectively. The increase in operating income as a percentage of revenue is a result of our increase in gross margin as described above. Operating expense as a percentage of revenue increased 0.3% to 71.1% for the year ended February 29, 2008 from 70.8% for the year ended February 28, 2007. Investments in research and development and investments in expanding our sales and marketing infrastructure resulted in increased operating costs as percentage of revenue of 0.9% and 0.4%, respectively. These investments in research and development and sales and marketing infrastructure were partially offset by efficiencies realized in our general and administrative functions. General and administrative costs as a percentage of revenue decreased 0.9% to 15.8% for the year ended February 29, 2008 from 16.7% for the year ended February 28, 2007.

Cash, cash equivalents, investments in debt securities and cash flow from operations.    Cash, cash equivalents and short-term and long-term investments in debt securities balances at February 29, 2008 totaled $1.3 billion. During fiscal 2008, we generated $203.1 million in cash flow from operations primarily related to the increase in sales of subscriptions during the period. Our significant cash balance gives us a measure of flexibility to take advantage of opportunities such as acquisitions, increasing investment in international areas and purchasing our own common stock and debt securities.

In our fiscal year ended February 29, 2008, we focused on, and expect in fiscal 2009 to continue to focus on, among other things, (i) gaining widespread acceptance and deployment by the enterprise of Red Hat Enterprise Linux and of JBoss Enterprise Middleware, (ii) generating increasing subscription revenue by renewing subscriptions and providing additional value to our customers and by growing the number of enterprise technologies that comprise our open source architecture and (iii) generating increased revenue by providing additional systems management, developer and other services as well as from additional market penetration through a broader and deeper set of channel partner relationships, including OEMs, and our own international expansion, among other means.

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

Subscription revenue

Subscription revenue is comprised of direct and indirect sales of Red Hat enterprise technologies. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding subscription agreement for the purchase of a subscription, subscription services are made available to the customer and the customer is billed. The deferred revenue amount is recognized as revenue ratably over the life of the subscription. Red Hat enterprise technologies are generally offered with either one or three-year base subscription periods; the majority of our subscriptions have one-year terms. Under these subscription agreements, renewal rates are generally specified for one or three year renewal terms. The base subscription generally entitles the end user to the technology itself and post contract customer support (“PCS”), generally consisting of a specified level of customer support and security errata, bug fixes, functionality enhancements to the technology and upgrades to new versions of the technologies, each on a when-and-if available basis, during the term of the subscription. We sell our open source technologies through two principal channels: (1) direct, which includes sales by our sales force as well as web store sales, and (2) indirect, which includes distributors, resellers and OEMs. We recognize revenue from the sale of Red Hat enterprise technologies ratably over the period of the subscription beginning on the commencement date of the subscription agreement.

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

Training and services revenue

Training and services are comprised of revenue for consulting, engineering and customer training and education services. Consulting services consist of time-based arrangements, and revenue is recognized as these services are performed. Engineering services represent revenue earned under fixed fee arrangements with our OEM partners and other customers to provide for significant modification and customization of our Red Hat enterprise technologies. We recognize revenue for these fixed fee engineering services using the percentage of completion basis of accounting, provided we have the ability to make reliable estimates of progress towards completion, the fee for such services is fixed or determinable and collection of the resulting receivable is probable. Under the percentage of completion method, earnings under the contract are recognized based on the progress toward completion as estimated using the ratio of labor hours incurred to total expected project hours. Changes in estimates are recognized in the period in which they are known. Revenue for customer training and education services is recognized on the dates the services are complete.

Impairment of goodwill and other long-lived assets

We test goodwill for impairment annually in accordance with Statement of Financial Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires goodwill be tested at least annually using a two-step process that begins with identifying potential impairment. Potential impairment is identified if the fair value of the reporting unit to which goodwill applies is less than the recognized or book value of the related reporting entity, including such goodwill. Where the book value of a reporting entity, including related goodwill, is greater than the reporting entity’s fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. For the years ended February 29, 2008, February 28, 2007 and February 28, 2006, we did not identify any potential impairment related to our goodwill.

We evaluate the recoverability of our property and equipment and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. We perform this assessment on an annual basis, typically during the fourth quarter of the fiscal year or whenever events or changes in circumstances indicate an impairment may have occurred. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets. No significant impairment losses were recognized during fiscal 2008, 2007 and 2006. For further discussion see NOTE 2 to the Consolidated Financial Statements.

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

In applying SFAS 123R, we are required to make estimates and assumptions with regards to the number of share-based awards that we expect will ultimately vest and the amount of tax benefits we expect will ultimately be realized, among other things. The amount of share-based awards that actually vest and the amount of tax benefits from share-based awards actually realized may differ significantly from our estimates. For further discussion, see NOTE 2 to the Consolidated Financial Statements.

Deferred taxes and uncertain tax positions

We account for income taxes using the liability method in accordance with Statement of Financial Accounting Standard 109, Accounting for Income Taxes as modified by Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of our assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. During the year ended February 29, 2008, we recorded a net tax expense of $47.9 million, which was net of a tax benefit of approximately $4.1 million from foreign tax credits and a tax benefit of approximately $2.0 million from the reduction of a valuation allowance on the deferred tax asset from research tax credits. The reduction of the valuation allowance resulted from management’s determination that it is more likely than not that the deferred tax asset from research tax credits will be realized.

In accordance with the provisions of SFAS 123R, the benefit of the deferred tax asset attributable to U.S. net operating loss (“NOL”) carryforwards from share-based compensation expense deductions, generated prior to adoption of SFAS 123R, are being recognized as and only to the extent that taxes payable are reduced. As these deferred tax assets attributable to NOL’s from share-based compensation expense deductions are realized, the benefit of the deferred tax asset is recorded in additional paid in capital.

We continue to assess the realizability of our deferred tax assets, which primarily consist of NOL’s from share-based compensation expense deductions in the United States. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As of February 29, 2008, the net deferred tax asset balance was $119.3 million, of which $58.8 is offset by a valuation allowance. We continue to record a valuation allowance against our deferred tax assets with respect to NOL’s attributable to certain share-based compensation expense deductions related to excess tax benefits recognized prior to the adoption of SFAS 123R, certain foreign NOL’s and an acquired NOL carryforward that is subject to a limitation under Section 382 of the Internal Revenue Code. It is our policy to invest the earnings of foreign subsidiaries indefinitely outside the U.S. From time to time however, we remit a portion of these earnings to the extent we do not incur additional U.S. tax and it is otherwise feasible.

Our effective tax rate could be affected by, among other things, changes in the mix of earnings and losses in countries with differing statutory tax rates and certain share-based compensation expenses arising from SFAS 123R.

In July 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a comprehensive model for recognizing, measuring, presenting and disclosing uncertain income tax positions taken or expected to be taken by us on our tax returns. We adopted FIN 48 effective March 1, 2007. Our unrecognized tax benefits were $27.4 million as of adoption, March 1, 2007 and $35.9 million as of February 29, 2008. Our unrecognized tax benefits at adoption and at February 29, 2008, which, if recognized, would impact our effective tax rate were $12.8 million and $14.3 million, respectively. The cumulative effects of adopting FIN 48 are further explained in NOTE 11 to the Consolidated Financial Statements.

Because tax laws are complex and subject to different interpretations, significant judgment is required. As a result, we make certain estimates and assumptions, in (i) calculating our income tax expense, deferred tax assets and deferred tax liabilities, (ii) determining any valuation allowance recorded against deferred tax assets and (iii) evaluating the amount of unrecognized tax benefits, as well as the interest and penalties related to such uncertain tax positions. Our estimates and assumptions may differ significantly from tax benefits ultimately realized.

RESULTS OF OPERATIONS

Years ended February 29, 2008 and February 28, 2007

The following table is a summary of our results of operations for the years ended February 29, 2008 and February 28, 2007 (in thousands, except percentages):

	Year Ended		$ Change	% Change
	February 29, 2008	February 28, 2007
Revenue:
Subscriptions	$449,811	$341,206	$108,605	31.8%
Training and services	73,205	59,418	13,787	23.2

Total subscription and training and services revenue	523,016	400,624	122,392	30.6

Cost of subscription and training and services revenue:
Cost of subscriptions	33,581	27,457	6,124	22.3
As a % of subscription revenue	7.5%	8.0%
Cost of training and services	47,072	37,279	9,793	26.3
As a % of training and services revenue	64.3%	62.7%

Total cost of subscription and training and services revenue	80,653	64,736	15,917	24.6
As a % of total revenue	15.4%	16.2%

Total gross profit	442,363	335,888	106,475	31.7

As a % of total revenue	84.6%	83.8%
Operating expense:
Sales and marketing	192,049	145,562	46,487	31.9
Research and development	97,417	71,038	26,379	37.1
General and administrative	82,525	66,999	15,526	23.2

Total operating expense	371,991	283,599	88,392	31.2

As a % of total revenue	71.1%	70.8%
Income from operations	70,372	52,289	18,083	34.6
Other income, net	60,420	43,290	17,130	39.6
Interest expense	(6,252)	(6,016)	(236)	(3.9)

Income before provision for income taxes	124,540	89,563	34,977	39.1
Provision for income taxes	47,873	29,656	18,217	61.4

Net income	$76,667	$59,907	$16,760	28.0%

As a % of total revenue	14.7%	15.0%

Revenue

Subscription revenue

Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat enterprise technologies, increased by 31.8% or $108.6 million to $449.8 million for the year ended February 29, 2008 from $341.2 million for the same period ended February 28, 2007. The increase in subscription revenue is primarily being driven by subscriptions to our principal enterprise technology, Red Hat Enterprise Linux, which has gained broader market acceptance in mission critical areas of computing and our international expansion. The increase is, in part, a result of the continued migration of larger enterprises to our open source platform from a proprietary Unix platform. We expect subscription revenue to continue an upward trend with the increased market acceptance for our offerings and with our continued international expansion.

Training and services revenue

Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees for services received from customers for consulting regarding our offerings, deployment of Red Hat enterprise technologies and for delivery of added functionality to Red Hat Enterprise Linux or other technologies for our major customers and OEM partners. Training and services revenue increased by 23.2% or $13.8 million to $73.2 million for the year ended February 29, 2008 from $59.4 million for the same period ended February 28, 2007. Accordingly, consulting services revenue increased by 30.9% or $7.3 million. Training revenue increased 18.1% or $6.5 million as a result of continued demand for Red Hat Certified Engineers, Technicians and Architects following the introduction of Red Hat Enterprise Linux 5 (“RHEL 5”). Additionally, we enabled more resellers to provide our training services which increased the availability of training classes. These trends are expected to continue as Red Hat Enterprise Linux and other open source technology subscription sales continue to grow.

Cost of revenue

Cost of subscription revenue

The cost of subscription revenue primarily consists of expenses we incur to support, distribute, manufacture and package Red Hat enterprise technologies. These costs include labor related cost to provide technical support and maintenance, as well as cost for fulfillment, physical media, literature, packaging and shipping. Cost of subscription revenue increased by 22.3% or $6.1 million to $33.6 million for the year ended February 29, 2008 from $27.5 million for the same period ended February 28, 2007. The increase is primarily the result of continued additions to our technical support staff to meet the demands of our growing subscriber base for support and maintenance. As the number of open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will continue to occur at a rate slower than that of subscription revenue growth due to economies of scale.

Cost of training and services revenue

Cost of training and services revenue is mainly comprised of personnel and third party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to various customers. Cost of training and services revenue increased by 26.3% or $9.8 million to $47.1 million for the year ended February 29, 2008 from $37.3 million for the same period ended February 28, 2007. Increased staffing to meet the growing demand for our professional services contributed $5.5 million to the overall increase. The cost to deliver training increased 21.8% or $4.5 million and includes increased use of outside contractors to deliver training which contributed $1.8 million, and increased employee compensation and related travel costs of $1.3 million and $0.4 million, respectively. As a result, cost of training and services revenue increased as a percentage of training and services revenue to 64.3% for the year ended February 29, 2008 from 62.7% for the year ended February 28, 2007.

Gross profit

Gross profit increased by 31.7% or $106.5 million to $442.4 million for the year ended February 29, 2008 from $335.9 million for the year ended February 28, 2007. Gross profit margin was 84.6% and 83.8% of total revenue for the years ended February 29, 2008 and February 28, 2007, respectively. The increase in gross profit and gross profit margin was primarily due to the continued increase in revenue and profitability of our Red Hat Enterprise Linux subscription offerings. While we are selling an increased volume of subscriptions, the costs to deliver these subscriptions, as a percentage of subscription revenue, has decreased to 7.5% for the year ended February 29, 2008 from 8.0% for the year ended February 28, 2007.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 31.9% or $46.5 million to $192.0 million for the year ended February 29, 2008 from $145.6 million for the year ended February 28, 2007. This increase was primarily due to a $40.3 million increase in selling costs of which $27.3 million relates to increased employee compensation, travel and recruiting expenses, primarily due to expansion of our sales force from the prior year. Further, costs related to technology infrastructure enhancements and incremental amortization expense related to identifiable intangibles, including licensing agreements, trademarks and customer reseller relationships increased $9.6 million. Marketing costs also increased by $6.1 million of which $4.7 million relates to increased marketing employee compensation costs. Increased advertising expense of $1.4 million results from product launches and increased channel marketing support. These increased investments to build our Red Hat sales force across a growing number of locations in anticipation of demand and to further support our brand throughout the world resulted in a slight increase of sales and marketing expense, as a percentage of revenue, to 36.7% for the year ended February 29, 2008 from 36.3% for the year ended February 28, 2007.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased by 37.1% or $26.4 million to $97.4 million for the year ended February 29, 2008 from $71.0 million for the year ended February 28, 2007. The increase in research and development costs resulted from both the additional expansion of our engineering group through direct hire and the acquisition of businesses and technologies. Employee compensation and related travel expenses increased by $17.9 million and $0.5 million, respectively. The expansion of our existing engineering group primarily relates to additional engineering resources to support the expansion of our product offerings and the localization of new and existing products into multiple languages and includes $1.9 million of incremental fees paid to external contractors. The remaining increase in research and development costs relate to technology infrastructure enhancements. Research and development expense was 18.6% and 17.7% of total revenue for the year ended February 29, 2008 and February 28, 2007, respectively. Investing in research and development has been a priority for Red Hat and we anticipate continued spending as we expand our capabilities in virtualization and other technologies.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, facilities and information systems expense. General and administrative expense increased by 23.2% or $15.5 million to $82.5 million for the year ended February 29, 2008 from $67.0 million for the year ended February 28, 2007. Increased headcount across all functions to help the business scale increased employee compensation related costs by $4.8 million. Technology infrastructure enhancements including incremental depreciation and amortization charges increased $2.2 million. The remaining increase is primarily increased facilities costs of $3.8 million and professional service fees of $3.1 million. General and administrative expense was 15.8% and 16.7% of total revenue for the years ended February 29, 2008 and February 28, 2007, respectively.

Other income, net

Other income, net consists of interest income earned on cash deposits in money market accounts and investments in short and long-term fixed income instruments, net gains realized on the sale of investments and foreign currency transaction and revaluation gains and losses. Other income, net increased by 39.6% or $17.1 million to $60.4 million for the year ended February 29, 2008 from $43.3 million for the year ended February 28, 2007. The increase is due to a $14.8 million increase in interest income and a $4.7 million gain on the sale of long-term strategic equity investments. The increase in interest income is primarily attributable to higher rates of return and higher cash and investment balances. The increase in other income is partially offset primarily by foreign currency transaction and revaluation losses which increased $1.5 million for the year ended February 29, 2008 as compared to the year ended February 28, 2007. For fiscal 2009, we anticipate that cash balances will continue to increase, however interest rate yields on our investments are expected to decline, resulting in reduced interest income.

Interest expense

Interest expense and the related amortization of deferred debt issuance costs associated with the convertible debentures totaled $5.9 million for each of the years ended February 29, 2008 and February 28, 2007. Convertible debentures outstanding at February 29, 2008 and February 28, 2007 totaled $570 million. The slight increase in interest expense of $0.2 million for the year ended February 29, 2008 as compared to the year ended February 28, 2007 is due to imputed interest on contractual payment obligations related to technology purchased during the first quarter or fiscal 2008.

Income taxes

During the year ended February 29, 2008, we recorded $47.9 million of income tax expense, which resulted in an annual effective tax rate of 38.4%. Our effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes and the foreign income taxed at different rates. The provision for income tax for the year ended February 29, 2008 consists of $42.3 million of U.S. income tax expense and $5.6 million of foreign income tax. During the year ended February 28, 2007 we recorded $29.7 million of income tax expense, which resulted in an annual effective tax rate of 33.1%. Our annual effective tax rate for the year ended February 28, 2007 differed from the U.S. federal statutory rate of 35% primarily due to the reversal of the valuation allowance on certain deferred tax assets. The provision for income tax expense for the year ended February 28, 2007, consists of approximately $28.2 million of U.S. income tax expense and approximately $1.5 million of foreign income tax expense.

Years ended February 28, 2007 and February 28, 2006

The following table is a summary of our results of operations for the years ended February 28, 2007 and February 28, 2006 (in thousands, except percentages):

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

Revenue

Subscription revenue

Subscription revenue increased by 48.1% or $110.8 million to $341.2 million for the year ended February 28, 2007 from $230.4 million for the same period ended February 28, 2006. The increase in subscription revenue is primarily being driven by subscriptions to our principal enterprise technology, Red Hat Enterprise Linux, which has gained broader market acceptance in mission critical areas of computing and our international expansion. The increase is, in part, a result of the continued migration of larger enterprises in industries such as financial services to our open source platform from a proprietary Unix platform. JBoss offerings, included in the above results from the date of acquisition of JBoss Inc., contributed $16.8 million in subscription revenue for the year ended February 28, 2007.

Training and services revenue

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

Cost of training and services revenue

Cost of training and services revenue increased by 35.5% or $9.8 million to $37.3 million for the year ended February 28, 2007 from $27.5 million for the same period ended February 28, 2006. Costs to deliver JBoss offerings contributed $2.8 million to the overall increase. Also contributing to the increase is $1.4 million of compensation cost related to share-based awards which, prior to the adoption of SFAS 123R in fiscal 2007, we reported on a pro-forma basis in the notes to our consolidated financial statements. The remaining difference is related to the increased use of outside contractors and the increased rental of off-premise training facilities to meet the growing demand for our training courses in an increased number of locations. As well we used a greater number of outside contractors to meet the growing demand for our professional services.

Gross profit

Gross profit increased by 46.2% or $106.1 million to $335.9 million for the year ended February 28, 2007 from $229.8 million for the same period ended February 28, 2006. Gross profit margin was 83.8% and 82.6% of total revenue for the years ended February 28, 2007 and 2006, respectively. The increase in gross profit and gross profit margin was primarily due to the continued increase in revenue and profitability of our Red Hat Enterprise Linux subscription offerings. While we are selling an increased volume of subscriptions, the costs to deliver these subscriptions, as a percentage of subscription revenue, has decreased to 8.0% for the year ended February 28, 2007 from 9.1% for the same period ended February 28, 2006. This is in part due to scale and efficiencies resulting from advancements in our packaging and shipping processes which allow us to deliver more of our subscriptions via lower cost electronic delivery when compared to box delivery.

Operating expenses

Sales and marketing

Sales and marketing expense increased by 71.8% or $60.8 million to $145.6 million for the year ended February 28, 2007 from $84.7 million for the same period ended February 28, 2006. This increase was primarily due to a $33.4 million increase in sales compensation and related $2.9 million in travel costs primarily due to recent acquisitions of businesses and an organic expansion of our dedicated sales force from the prior year. The increased sales compensation cost includes an additional $7.0 million of compensation cost related to share-based awards which, prior to the adoption of SFAS 123R in fiscal 2007, we reported on a pro-forma basis in the notes to our consolidated financial statements. Marketing costs also increased by $13.6 million of which $5.4 million relates to additional advertising expenses and promotional sponsorships primarily focused on our major partners and $6.5 million related to increased marketing compensation costs, including $2.0 million for share-based awards which, prior to the adoption of SFAS 123R in fiscal 2007, were previously reported on a pro-forma basis in the notes to our consolidated financial statements. The remaining increase in sales and marketing costs relate to technology infrastructure enhancements and incremental amortization expense related to recently acquired identifiable intangibles, including licensing agreements, trademarks and customer reseller relationships. These increased investments to build our Red Hat brand across a growing number of locations throughout the world resulted in an increase of sales and marketing expense, as a percentage of revenue, from 30.4% for the year ended February 28, 2006 to 36.3% for the year ended February 28, 2007.

Research and development

Research and development expense increased by 73.8% or $30.2 million to $71.0 million for the year ended February 28, 2007 from $40.9 million for the same period ended February 28, 2006. The increase in research and development costs resulted from both the additional expansion of our engineering group through direct hire and the acquisition of businesses. Related compensation expenses increased by $24.8 million, including $7.2 million of compensation cost related to share-based awards which, prior to the adoption of SFAS 123R in fiscal 2007, we reported on a pro-forma basis in the notes to our consolidated financial statements. The expansion of our existing engineering group primarily relates to additional engineering resources to support the expansion of our product offerings and the localization of new and existing products into multiple languages. The remaining increase in research and development costs relate to technology infrastructure enhancements. Research and development expense was 17.7% and 14.7% of total revenue for the years ended February 28, 2007 and 2006, respectively. Incremental research and development costs related to JBoss offerings and included in the above variances totaled $6.2 million.

General and administrative

General and administrative expense increased by 45.2% or $20.9 million to $67.0 million for the year ended February 28, 2007 from $46.1 million for the same period ended February 28, 2006. Approximately $10.0 million is compensation cost related to share-based awards which, prior to the adoption of SFAS 123R in fiscal 2007, we reported on a pro-forma basis in the notes to our consolidated financial statements. In addition, increased headcount across all functions to help the business scale increased non-share based compensation and travel by $7.4 million and $1.0 million, respectively. The remaining increase in general and administrative costs relates to technology infrastructure enhancements. General and administrative expense was approximately 16.7% of total revenue for each of the years ended February 28, 2007 and 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

We have historically derived a significant portion of our liquidity and operating capital from cash flows from operations as well as the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and follow-on public offerings, the issuance of convertible debentures and borrowings under working capital lines of credit. At February 29, 2008, we had total cash and investments of $1.3 billion, which was comprised of $677.7 million in cash and cash equivalents, $312.4 million of short-term, fixed-income investments and $341.8 million of long-term, fixed-income investments. This compares to total cash and investments of $1.2 billion at February 28, 2007.

Management believes that we currently have sufficient liquidity with $677.7 million in cash and cash equivalents on hand, and we presently do not intend to liquidate our short and long-term investments prior to their scheduled maturity dates. However, in the event that we did liquidate these investments prior to their scheduled maturities and there were adverse changes in market interest rates or the overall economic environment, we could be required to recognize a realized loss on those investments when we liquidate. At February 29, 2008, we have an unrealized gain of $5.3 million on our investments in debt securities compared to an unrealized loss of $2.1 million at February 28, 2007.

Year ended February 29, 2008

At February 29, 2008, cash and cash equivalents totaled $677.7 million, an increase of $150.5 million as compared to February 28, 2007. The increase in cash and cash equivalents for the year ended February 29, 2008 is a result of cash generated by operating activities which contributed $203.1 million and cash provided by financing activities, primarily excess tax benefits from share-based payment arrangements of $61.2 million and proceeds of $15.5 million from employees’ exercise of common stock options. These cash inflows were partially offset by treasury share purchases of $67.2 million, investments in property and equipment of $41.8 million, net purchases of investment securities of $17.2 million and acquisitions of businesses, net of cash acquired, which totaled $11.8 million for the year ended February 29, 2008.

Change in presentation of cash flows resulting from the adoption of SFAS 123R

SFAS 123R requires that the portion of income tax benefits resulting from tax deductions in excess of a share-based award’s original grant date fair value, the “excess tax benefits”, be presented as a source of cash flow from financing activities. Prior to our adoption of SFAS123R in fiscal 2007, had we realized such excess tax benefits from the exercise of share-based awards, we would have presented these excess tax benefits as a source of cash flow from operating activities. For the year ended February 29, 2008, we recognized $61.2 million of excess income tax benefits from share-based awards, of which $58.4 million resulted from tax NOL carryforwards related to share-based compensation expense deductions. For the year ended February 28, 2007, we recognized $16.0 million of excess tax benefits from share-based awards of which only $10.2 million resulted from the utilization of tax NOL carryforwards related to share-based compensation expense deductions as we primarily used our remaining NOL carryforwards, which were not related to share-based compensation, to offset taxable income.

Cash flows from operations

Cash provided by operations of $203.1 million during the year ended February 29, 2008 includes net income of $76.7 million, adjustments to exclude the impact of non-cash revenue and expenses, which totaled a $110.0 million net source of cash, and changes in working capital, which totaled a $77.7 million net source of cash, resulting from an increase in deferred revenue of $113.1 million, which is partially offset by increased working capital investments related to accounts receivables and prepaid expenses which totaled $33.7 million and $7.8 million, respectively. The increase in deferred revenue is due to growth in billings as we generally bill our customers in advance of subscription periods. This increase in deferred revenue of $113.1 million is net of foreign currency impact and deferred revenue balances acquired from businesses purchased during the year ended February 29, 2008. Partially offsetting these sources of operating cash flow were excess tax benefits of $61.2 million related to share-based compensation, which, since our adoption of SFAS 123R are classified as cash flows from financing activities, as described above.

Cash flows from investing

Cash used in investing activities of $70.2 million for the year ended February 29, 2008 includes purchases of investment securities which totaled $1,173.0 million, payments (net of cash acquired) related to business acquisitions of $11.8 million, investments in property and equipment, primarily information technology infrastructure of $41.8 million and investments in purchased technology and patents of $5.6 million. Partially offsetting these investments were proceeds from maturities of investment securities of $1,155.9 million and proceeds from sale of strategic equity investments which totaled $6.2 million for the year ended February 29, 2008.

Cash flows from financing

Cash provided by financing activities of $11.7 million for year ended February 29, 2008 is comprised of $61.2 million from excess tax benefits related to share-based compensation, $15.5 million in proceeds from employees’ exercise of common stock options and $2.9 million of borrowings related to investments made in purchased technology. Partially offsetting cash provided by financing activities were purchases of treasury stock under our previously announced share repurchase program which totaled $66.1 million for the year ended February 29, 2008, payments on other borrowings of $0.8 million and purchases of treasury shares from employees to satisfy minimum tax withholding obligations of $1.1 million related to restricted stock awards vesting during the year ended February 29, 2008.

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

Change in presentation of cash flows resulting from the adoption of SFAS 123R

For the year ended February 28, 2007, we recognized $24.5 million of income tax benefits from share-based awards, of which $16.0 million resulted from tax deductions in excess of the original grant date fair value of the awards. Prior to our adoption of SFAS123R beginning March 1, 2006, had we realized such excess tax benefits from the exercise of share-based awards, we would have presented these excess tax benefits as a source of cash flow from operating activities. For further discussion, see NOTE 2 to Consolidated Financial Statements.

Cash flows from operations

Cash provided by operations of $201.6 million during the year ended February 28, 2007 includes net income of $59.9 million, adjustments to exclude the impact of non-cash revenue and expenses, which totaled $72.3 million net source of cash, and changes in working capital, which totaled $85.3 million net source of cash, primarily resulting from an increase in deferred revenue of $90.4 million. The increase in deferred revenue is due to growth in billings as we generally bill our customers in advance of subscription periods. Partially offsetting these sources of operating cash flow were excess tax benefits of $16.0 million related to share-based compensation, which, since our adoption of SFAS 123R are classified as cash flows from financing activities, as described above.

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

Convertible debentures

As of February 29, 2008, we had $570 million in convertible senior debentures outstanding. The debentures mature on January 15, 2024 and bear interest at a rate of 0.5% per annum, payable semiannually on January 15 and July 15 of each year. The debentures are senior unsecured obligations and rank equally in right of payment with all of our other existing and future unsecured and unsubordinated debt. The debentures are convertible into shares of our common stock under certain circumstances prior to maturity at a conversion rate of 39.0753 shares per $1,000 principal amount of debentures (which represents a conversion price of approximately $25.59 per share) subject to adjustment under certain conditions. We may redeem the debentures, in whole or in part, in cash at any time on or after January 15, 2009. Holders of the debentures may require us to redeem the debentures, in whole or in part, in cash on January 15 of 2009, 2014 and 2019. As a result, the debentures are classified as a current liability as of February 29, 2008. As of February 29, 2008, no debentures were redeemed. Accrued interest to the redemption date will be paid by us in any such redemption. Accrued interest at February 29, 2008 and February 28, 2007 was $0.4 million.

Capital requirements

We have experienced a substantial increase in our operating expenses since our inception in connection with the growth of our operations, the development of our enterprise technologies, the expansion of our services operations and our acquisition activity. Our capital requirements during the year ending February 28, 2009 will depend on numerous factors, including the amount of resources we devote to:

•	funding the continued development of our enterprise technology products;

•	accelerating the development of our systems management services;

•	improving and extending our services and the technologies used to deliver these services to our customers and support our business;

•	pursuing strategic acquisitions and alliances; and

•	investing in businesses, products and technologies.

We have utilized, and will continue to utilize, cash and investments to fund, among other potential uses, purchases of our common stock, purchases or redemption of our convertible debentures, purchases of fixed assets and mergers and acquisitions.

Given our historically strong operating cash flow and the $1.3 billion of cash and investments held at February 29, 2008, we do not presently anticipate the need to raise cash to fund our operations, either through the sale of additional equity or through the issuance of debt for the foreseeable future. However, we may take advantage of favorable capital market situations that may arise from time to time to raise additional capital.

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

Off-balance sheet arrangements

As of February 29, 2008 and February 28, 2007, we have no off-balance sheet financing arrangements and do not utilize any “structured debt”, “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

Contractual obligations

The following table summarizes our principal contractual obligations at February 29, 2008 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$67,025	$12,575	$18,776	$10,576	$25,098
Purchase obligations	1,250	750	500	—	—
Convertible debentures and other debt obligations, including related interest	575,819	573,244	2,000	575	—

Total	$644,094	$586,569	$21,276	$11,151	$25,098

Because we are unable to reasonably estimate the timing of settlements and any future payments related to uncertain tax positions, such liabilities are not included in the above table. However, as of February 29, 2008, we have recognized a total of $18.0 million related to such liabilities, which are included in other long-term obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand such effects on financial position, financial performance and cash flow. SFAS 161 is effective for us on December 1, 2008. We have not completed our evaluation of the impact on our consolidated financial statements of adopting SFAS 161, but currently believe the adoption of SFAS 161 will not be significant.

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces Statement No. 141, Business Combination (“SFAS 141”). SFAS 141R retains the fundamental requirements in SFAS 141 but broadens its scope to include all transactions and other events in which one entity obtains control over another and improves the recognition and measurement of identifiable assets acquired, liabilities assumed and any noncontrolling interests of the acquiree. SFAS 141R will apply prospectively to business combinations for which the acquisition date is on or after March 1, 2009. We are currently evaluating the impact of SFAS 141R on prospective acquisitions.

In December 2007, the FASB issued Statement No. 160 Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS160”). SFAS 160 (i) clarifies the definition of noncontrolling interest, (ii) requires the noncontrolling interest to be reported as a component of equity rather than reported as a liability or in the mezzanine section between liabilities and equity and (iii) changes the presentation on the consolidated statement of operations of the income attributable to the noncontrolling interest. SFAS 160 will be effective for us on March 1, 2008 and will be applied prospectively, except for presentation and disclosure requirements which will be applied retrospectively for all periods presented. We are currently evaluating the impact of SFAS 160 but believe the adoption of SFAS 160 will not be significant.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS159”). SFAS 159 permits companies to choose to measure certain financial instruments at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on March 1, 2008. We have not completed our evaluation of the impact on our consolidated financial statements of adopting SFAS 159 but currently believe the adoption of SFAS 159 will not be significant.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value within accounting principles generally accepted in the U.S., clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements. SFAS 157 does not require any new fair value measurements in U.S. generally accepted accounting principles. However, the definition of fair value in SFAS 157 may affect assumptions used by companies in determining fair value. We were required to adopt SFAS 157 on March 1, 2008. We have not yet completed our evaluation of the impact on our consolidated financial statements of adopting SFAS 157, but currently believe the adoption of SFAS 157 will not require significant modification of our fair value measurements and will be substantially limited to expanded disclosures in the our notes to the consolidated financial statements.

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

Our convertible debentures are at a fixed interest rate and therefore interest expense is not impacted by a change in rates. The fair market value of the debentures is subject to interest rate risk and market risk due to the convertible feature of the debentures. Generally the fair market value of fixed interest rate debt increases as interest rates fall and decreases as interest rates rise. The fair market value of debt with conversion features permitting conversion into the issuer’s stock, like our debentures, also generally increases as the market price of the underlying stock increases and decreases as the market price falls, assuming constant market interest rates. Interest and market value changes affect the fair market value of our debentures but do not impact our financial position, cash flows or results of operations. The fair value of the debentures was approximately $568.7 million and $609.6 million based on quoted market prices as of February 29, 2008 and February 28, 2007, respectively.

Investment Risk

The fair market value of our investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $4.1 million and $7.3 million decrease in the fair value of our available-for-sale investment securities as of February 29, 2008 and February 28, 2007, respectively.

Derivative Instruments

During the year ended February 29, 2008 we entered into a forward contract with a global financial institution to hedge foreign currency exposure associated with a Japanese Yen denominated transaction. At February 29, 2008, the forward contract is recorded on the balance sheet at fair market value in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. We have elected not to qualify the forward contract for hedge accounting treatment and as a result, changes in the fair value of the forward contract, which totaled $0.4 million for the year ended February 29, 2008, are included in our Consolidated Statements of Operations.

The notional amount of the outstanding forward contract at February 29, 2008 was $16.7 million. The fair value of the outstanding forward contract at February 29, 2008 was a $0.4 million asset and is included in prepaid expenses and other current assets on our Consolidated Balance Sheet.

We did not hold derivative financial instruments at February 28, 2007.

Foreign Currency Risk

Approximately 39.5% of our revenue for the fiscal year ended February 29, 2008 were produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies. Using the average foreign currency exchange rates from fiscal 2007, our revenue from non-U.S. operations for the year ended February 29, 2008 would have been lower than we reported using the exchange rates for fiscal 2008 by approximately $13.5 million. Additionally, the assets and liabilities of our non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, while related revenue and expense accounts of these operations are translated at average exchange rates during the month in which related transactions occur. Translation gains and losses are included as an adjustment to stockholders’ equity and included in other comprehensive income. For further discussion, see NOTE 2 to the Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Management on Internal Control Over Financial Reporting	60

Report of Independent Registered Public Accounting Firm	61

Financial Statements:

Consolidated Balance Sheets at February 29, 2008 and February 28, 2007	62

Consolidated Statements of Operations for the years ended February 29, 2008, February 28, 2007 and February 28, 2006	63

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended February 29, 2008, February 28, 2007 and February 28, 2006	64

Consolidated Statements of Cash Flows for the years ended February 29, 2008, February 28, 2007 and February 28, 2006	65

Notes to Consolidated Financial Statements	66

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

Our independent registered public accounting firm, which has audited the financial statements included in Part II, Item 8 of this report, has also audited the effectiveness of the Company’s internal control over financial reporting as of February 29, 2008, as stated in their report, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Red Hat, Inc.:

We have completed integrated audits of Red Hat, Inc.’s consolidated financial statements and of its internal control over financial reporting as of February 29, 2008, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Red Hat, Inc. and its subsidiaries at February 29, 2008 and February 28, 2007, and the results of their operations and their cash flows for each of the three years in the period ended February 29, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 29, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing in Item 8. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions for the year ended February 29, 2008 and for share-based compensation in the year ended February 28, 2007.

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

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina
April 29, 2008

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands—except share and per share amounts)

	February 29, 2008	February 28, 2007
ASSETS
Current assets:
Cash and cash equivalents	$677,720	$527,239
Investments in debt securities, short-term	312,442	350,827
Accounts receivable, net of allowances for doubtful accounts of $2,211 and $3,206, respectively	127,002	87,973
Prepaid expenses and other current assets	75,192	41,026

Total current assets	1,192,356	1,007,065
Property and equipment, net of accumulated depreciation and amortization of $72,132 and $50,743, respectively	68,557	45,258
Goodwill	340,314	328,837
Identifiable intangibles, net	93,823	94,314
Investments in debt securities, long-term	341,781	278,028
Other assets, net	43,151	32,352

Total assets	$2,079,982	$1,785,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,341	$12,062
Accrued expenses	43,260	38,472
Deferred revenue	339,088	249,615
Convertible debentures	570,000	—
Other current obligations	59	214

Total current liabilities	969,748	300,363
Deferred lease credits	4,977	5,235
Long-term deferred revenue	133,805	89,020
Other long-term obligations	20,261	—
Convertible debentures	—	570,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 205,731,732 and 204,016,560 shares issued, and 190,859,696 and 192,891,851 shares outstanding at February 29, 2008 and February 28, 2007, respectively	21	20
Additional paid-in capital	1,170,328	1,040,892
Accumulated deficit	(28,202)	(92,092)
Treasury stock at cost, 14,872,036 and 11,124,709 shares at February 29, 2008 and February 28, 2007, respectively	(192,946)	(125,789)
Accumulated other comprehensive gain (loss)	1,990	(1,795)

Total stockholders’ equity	951,191	821,236

Total liabilities and stockholders’ equity	$2,079,982	$1,785,854

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands—except per share amounts)

	Year Ended
	February 29, 2008	February 28, 2007	February 28, 2006
Revenue:
Subscriptions	$449,811	$341,206	$230,444
Training and services	73,205	59,418	47,886

Total subscription and training and services revenue	523,016	400,624	278,330

Cost of subscription and training and services revenue:
Cost of subscriptions	33,581	27,457	21,003
Cost of training and services	47,072	37,279	27,504

Total cost of subscription and training and services revenue	80,653	64,736	48,507

Gross profit	442,363	335,888	229,823
Operating expense:
Sales and marketing	192,049	145,562	84,723
Research and development	97,417	71,038	40,883
General and administrative	82,525	66,999	46,135

Total operating expense	371,991	283,599	171,741

Income from operations	70,372	52,289	58,082
Other income, net	60,420	43,290	30,053
Interest expense	(6,252)	(6,016)	(6,119)

Income before provision for income taxes	124,540	89,563	82,016
Provision for income taxes	47,873	29,656	2,331

Net income	$76,667	$59,907	$79,685

Basic net income per common share	$0.40	$0.32	$0.45

Diluted net income per common share	$0.36	$0.29	$0.41

Weighted average shares outstanding
Basic	193,485	189,347	178,112
Diluted	221,313	218,823	207,815

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)

	Non-controlling Interest In Subsidiary	Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount
Balance at February 28, 2005	$557	—	—	186,570	$19	$714,604	$(4,792)	$(231,798)	$(107,409)	$(9,510)	$361,671
Minority interest	277	—	—	—	—	—	—	—	—	—	277
Minority interest, dividend distribution	(63)	—	—	—	—	—	—	—	—	—	(63)
Net Income	—	—	—	—	—	—	—	79,685	—	—	79,685
Other comprehensive income:
Unrealized gain on investments in marketable securities, net of tax	—	—	—	—	—	—	—	—	—	994
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	34

Other comprehensive income	—	—	—	—	—	—	—	—	—	1,028	1,028

Comprehensive income	—	—	—	—	—	—	—	—	—	—	80,713
Exercise of common stock options	—	—	—	7,326	—	43,765	—	—	—	—	43,765
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	147	—	2,773	—	—	—	—	2,773
Common stock repurchase	—	—	—	—	—		—	—	(5,155)	—	(5,155)
Structured stock repurchase	—	—	—	—	—	1,032	—	—	(11,561)	—	(10,529)
Deferred compensation related to share-based awards	—	—	—	—	—	1,732	(1,732)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	4,106	—	—	—	4,106

Balance at February 28, 2006	$771	—	—	194,043	$19	$763,906	$(2,418)	$(152,113)	$(124,125)	$(8,482)	$477,558
Minority interest	(282)	—	—	—	—	—	—	—	—	—	(282)
Acquisition of remaining minority interest	(489)	—	—	—	—	—	—	—	—	—	(489)
Net Income	—	—	—	—	—	—	—	59,907	—	—	59,907
Other comprehensive income:
Unrealized gain on investments in marketable securities, net of tax	—	—	—	—	—	—	—	—	—	7,666
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	114	—	(979)

Other comprehensive income	—	—	—	—	—	—	—	114	—	6,687	6,801

Comprehensive income	—	—	—	—	—	—	—	—	—	—	66,708
Issuance of common stock related to acquisition	—	—	—	6,711	1	191,234	—	—	—	—	191,235
Exercise of common stock options	—	—	—	3,009	—	24,328	—	—	—	—	24,328
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	254	—	2,074	—	—	—	—	2,074
Common stock repurchase	—	—	—	—	—	—	—	—	(1,664)	—	(1,664)
Structured stock repurchase	—	—	—	—	—	1,514	—	—	—	—	1,514
Deferred compensation related to share-based awards	—	—	—	—	—	(2,418)	2,418	—	—	—	—
Share-based compensation expense	—	—	—	—	—	32,434	—	—	—	—	32,434
Tax benefits related to share-based awards	—	—	—	—	—	27,820	—	—	—	—	27,820

Balance at February 28, 2007	$—	—	—	204,017	$20	$1,040,892	$—	$(92,092)	$(125,789)	$(1,795)	$821,236
Net Income	—	—	—	—	—	—	—	76,667	—	—	76,667
Other comprehensive income:
Unrealized gain on investments in marketable securities, net of tax	—	—	—	—	—	—	—	—	—	7,337
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	(3,552)

Other comprehensive income	—	—	—	—	—	—	—	—	—	3,785	3,785
Comprehensive income	—	—	—	—	—	—	—	—	—	—	80,452
Exercise of common stock options and vesting of nonvested share awards	—	—	—	1,715	1	15,512	—	—	—	—	15,513
Common stock repurchase	—	—	—	—	—	—	—	—	(67,157)	—	(67,157)
Share-based compensation expense	—	—	—	—	—	36,456	—	—	—	—	36,456
Tax benefits related to share-based awards	—	—	—	—	—	77,468	—	—	—	—	77,468
Adoption of FIN 48								(12,777)			(12,777)

Balance at February 29, 2008	$—	—	—	205,732	$21	$1,170,328	$—	$(28,202)	$(192,946)	$1,990	$951,191

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	February 29, 2008	February 28, 2007	February 28, 2006
Cash flows from operating activities:
Net income	$76,667	$59,907	$79,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,002	23,853	15,434
Deferred income taxes	41,211	12,232	(2,090)
Share-based compensation expense	36,457	32,434	4,106
Excess tax benefits from share-based payment arrangements	(61,247)	(15,988)	—
Gain from repurchase of convertible debentures	—	—	(3,140)
Amortization of debt issuance costs	3,010	3,008	3,056
Provision for doubtful accounts	825	1,066	1,043
(Gain) loss on disposal of property and equipment	267	(22)	1,349
Gain on sale of strategic equity investments	(4,799)	—	—
Other	—	(283)	1,660
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable and earnings in excess of billings	(33,741)	(17,301)	(10,790)
Prepaid expenses and other current assets	(7,761)	(8,145)	(3,085)
Accounts payable	4,713	4,844	(2,588)
Accrued expenses	1,600	15,846	10,448
Deferred revenue	113,138	90,403	91,278
Other assets	(266)	(298)	186

Net cash provided by operating activities	203,076	201,556	186,552

Cash flows from investing activities:
Purchase of investment securities	(1,173,012)	(592,673)	(523,344)
Proceeds from sales and maturities of investment securities	1,155,854	781,539	502,905
Acquisitions of businesses, net of cash acquired	(11,784)	(149,864)	(2,803)
Proceeds from sale (purchase) of other strategic equity investments	6,199	319	(22,267)
Purchase of developed software and other intangible assets	(5,616)	—	—
Purchase of property and equipment	(41,797)	(22,635)	(16,757)

Net cash provided by (used in) investing activities	(70,156)	16,686	(62,266)

Cash flows from financing activities:
Excess tax benefits from share-based payment arrangements	61,247	15,988	—
Repurchase of convertible debentures	—	—	(26,301)
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	306	3,394
Proceeds from exercise of common stock options	15,512	24,328	44,098
Purchase of treasury stock	(67,157)	(1,664)	(16,716)
Structured stock repurchase	—	1,514	1,031
Proceeds from other borrowings	2,898	—	237
Payments on other borrowings	(756)	(400)	—

Net cash provided by financing activities	11,744	40,072	5,743

Effect of foreign currency exchange rates on cash and cash equivalents	5,817	1,378	(2,651)
Net increase in cash and cash equivalents	150,481	259,692	127,378
Cash and cash equivalents at beginning of year	527,239	267,547	140,169

Cash and cash equivalents at end of year	$677,720	$527,239	$267,547

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$2,850	$2,850	$2,900
Income taxes	$6,895	$3,900	$3,700
Non-cash investing activities related to acquisition:
Fair value of common stock issued for the acquisition of business	$—	$184,612	$—
Fair value of Red Hat options issued in exchange for JBoss outstanding, unvested options at acquisition	$—	$6,621	$—

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Company

Red Hat, Inc., incorporated in Delaware, together with its subsidiaries (“Red Hat” or the “Company”) is a global leader in providing open source software solutions to the enterprise. The Company is also the market leader in providing enterprise-ready open source operating system platforms. The Company applies its technology leadership to create its: enterprise operating platform, Red Hat Enterprise Linux; enterprise middleware platform, JBoss Enterprise Middleware; and other infrastructure technology solutions, based on open source technology. The Company’s enterprise solutions are intended to meet the functionality requirements and performance demands of the enterprise and third-party computer hardware and software applications that are critical to the enterprise. The Company provides these solutions through integrated management services, Red Hat Network, JBoss Operations Network and JBoss Customer Support Portal, which allow various Red Hat enterprise technologies to be updated and configured and the performance of these and other technologies to be monitored in an automated fashion. These solutions reflect the Company’s continuing commitment to provide an enterprise-wide infrastructure platform and developer solutions based on open source technology. The Company derives its revenue and generates its cash from customers primarily from two sources: (i) subscriptions for its enterprise technologies and (ii) training and services revenue, as further described below in NOTE 2, Summary of Significant Accounting Policies.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from such estimates.

Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by Statement of Position No. 98-4, Deferral of the Effective Date of a Provision of SOP 97-2, and Statement of Position No. 98-9, Modification of SOP 97-2, and Staff Accounting Bulletin No. 101, as amended by Staff Accounting Bulletin No. 104. The Company establishes persuasive evidence of an arrangement for each type of revenue transaction based on either a signed contract with the end customer, a click-through contract on the Company’s website whereby the customer agrees to the Company’s standard subscription terms, signed or click-through distribution contracts with original equipment manufacturers (“OEMs”) and other resellers, or, in the case of individual training seats, through receipt of payment which indicates acceptance of the Company’s training agreement terms.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subscription Revenue

Subscription revenue is comprised of direct and indirect sales of Red Hat enterprise technologies. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding subscription agreement for the purchase of a subscription, subscription services are made available to the customer and the customer is billed. The deferred revenue amount recognized as revenue ratably over the life of the subscription. Red Hat enterprise technologies are generally offered with either one or three-year base subscription periods; the majority of the Company’s subscriptions have one-year terms. Under these subscription agreements, renewal rates are generally specified for one or three-year renewal terms. The base subscription generally entitles the end user to the technology itself and post contract customer support (“PCS”) generally consisting of a specified level of customer support and security errata, bug fixes, functionality enhancements to the technology and upgrades to new versions of the technologies, each on a when-and-if available basis, during the term of the subscription. The Company sells its offerings through two principal channels: (1) direct, which includes sales by the Company’s sales-force as well as web store sales, and (2) indirect, which includes distributors, resellers and OEMs. The Company recognizes revenue from the sale of Red Hat enterprise technologies ratably over the period of the subscription beginning on the commencement date of the subscription agreement.

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

Training and Services Revenue

Training and services are comprised of revenue for consulting, engineering and customer training and education services. Consulting services consist of time-based arrangements, and revenue is recognized as these services are performed. Engineering services represent revenue earned under fixed fee arrangements with the Company’s OEM partners and other customers to provide for significant modification and customization of the Company’s Red Hat enterprise technologies. The Company recognizes revenue for these fixed fee engineering services using the percentage of completion basis of accounting, provided the Company has the ability to make reliable estimates of progress towards completion, the fee for such services is fixed or determinable and collection of the resulting receivable is probable. Under the percentage of completion method, earnings under the contract are recognized based on the progress toward completion as estimated using the ratio of labor hours incurred to total expected project hours. Changes in estimates are recognized in the period in which they are known. Revenue for customer training and education services is recognized on the dates the services are complete.

Deferred Commissions

Deferred commissions are the incremental costs that are directly associated with non-cancelable subscription contracts with customers and consist of sales commissions paid to the Company’s sales force. The commissions are deferred and amortized over a period to approximate the period of the subscription term. The commission payments are paid in full subsequent to the month in which the customer’s service commences. The deferred commission amounts are recoverable through the future revenue streams under the non-cancelable customer contracts. In addition, the Company has the ability and intent under the commission plans with its sales force to recover commissions previously paid to its sales force in the event that customers breach the terms of their subscription agreements and do not fully pay for their subscription agreements. Amortization of deferred

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commissions is included in sales and marketing expense in the accompanying Consolidated Statements of Operations. Deferred commissions are included in prepaid expenses and other current assets on the accompanying Consolidated Balance Sheets.

Impairment of Goodwill and Long-Lived Assets

The Company tests goodwill for impairment annually in accordance with Statement of Financial Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires goodwill be tested at least annually using a two-step process that begins with identifying potential impairment. Potential impairment is identified if the fair value of the reporting unit to which goodwill applies is less than the recognized or book value of the related reporting entity, including such goodwill. Where the book value of a reporting entity, including related goodwill, is greater than the reporting entity’s fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. For the years ended February 29, 2008, February 28, 2007 and February 28, 2006, the Company did not identify any potential impairment related to its goodwill.

The Company evaluates the recoverability of its property and equipment and other assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. The Company performs this assessment on an annual basis, typically during the fourth quarter of the fiscal year or whenever events or changes in circumstances indicate an impairment may have occurred. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets. No significant impairment losses were recognized by the Company for the years ended February 29, 2008, February 28, 2007 and February 28, 2006.

Cash and Cash Equivalents

The Company considers investments purchased with a maturity period of three months or less at the date of purchase to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience and by industry and regional economic data. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered. The Company does not have off-balance-sheet credit exposure related to its customers. Accounts receivable includes earnings in excess of billings of $1.3 million and $2.3 million at February 29, 2008 and February 28, 2007, respectively.

Investments in Debt Securities

The Company’s investments at February 29, 2008 and February 28, 2007 are in debt securities which are classified as available for sale and carried at market value in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. These investments are

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

classified as either a cash equivalent, current asset (Investments in debt securities-current) or long-term asset (Investments in debt securities-long-term) based on their time to maturity at date of purchase by the Company. Investments with a maturity date of one year or less from the balance sheet date are classified as a current asset and those with a maturity date of greater than one year are classified as a long-term asset. The weighted average maturity period of the Company’s investment in debt securities was 0.4 years at February 29, 2008 and 0.7 years at February 28, 2007.

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

	Year Ended February 29, 2008	Year Ended February 28, 2007	Year Ended February 28, 2006
Unrealized gains on available-for-sale securities during the period	$7,337	$7,666	$994
Average rate of total return on investment portfolio	5.7%	5.2%	3.2%

Internal Use Software

In accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalized $12.7 million and $8.0 million in costs related to the development of internal use software for its website, enterprise resource planning system and systems management applications during the years ended February 29, 2008 and February 28, 2007, respectively. The Company amortizes the costs of computer software developed for internal use on a straight-line basis over an estimated useful life of five years. The carrying value of internal use software is included in property and equipment on the Consolidated Balance Sheets.

Capitalized Software Costs

Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. As a result of the Company’s practice of releasing source code that it has developed on a weekly basis for unrestricted download on the Internet, there is generally no passage of time between achievement of technological feasibility and the availability of the Company’s product for general release. Therefore, at February 29, 2008 and February 28, 2007 the Company has no internally developed capitalized software costs for products to be sold to third parties.

During the year ended February 29, 2008, the Company acquired $3.0 million of developed software technology which has been capitalized and is included in identifiable intangible assets on the Consolidated Balance Sheet at February 29, 2008.

Property and Equipment

Property and equipment is primarily comprised of furniture, computer equipment, computer software and leasehold improvements which are recorded at cost and depreciated or amortized using the straight-line method

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Effective March 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), using the modified-prospective transition method. Under the modified-prospective method, compensation costs recognized for the years ended February 29, 2008 and February 28, 2007 include (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, March 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (“SFAS 123”) and (b) compensation costs for all share-based awards granted on or subsequent to March 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the provisions of the modified prospective transition method, results for prior periods have not been restated.

The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements for the years ended February 29, 2008, February 28, 2007 and February 28, 2006 (in thousands):

	Year Ended February 29, 2008	Year Ended February 28, 2007	Year Ended February 28, 2006
Cost of revenue	$2,393	$2,216	$—
Sales and marketing	10,193	9,033	30
Research and development	8,717	7,206	191
General and administrative	15,154	13,979	3,885

Total share-based compensation expense	$36,457	$32,434	$4,106

Share-based compensation expense qualifying for capitalization was insignificant for each of the Company’s fiscal years ended February 29, 2008, February 28, 2007 and February 28, 2006. Accordingly, no share-based compensation expense was capitalized during the years ended February 29, 2008, February 28, 2007 and February 28, 2006.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income and earnings per share for the year ended February 28, 2006 if the Company had applied the fair value recognition provisions of SFAS 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-based Compensation—Transition and Disclosure, to stock based employee compensation (in thousands, except per share amounts):

Year Ended February 28, 2006
Net income, as reported	$79,685
Add: book compensation expense, net of related tax effects	3,989
Deduct: total share-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(31,469)

Pro forma net income	$52,205

Net income per share data basic and diluted:
Basic—as reported	$0.45
Diluted—as reported	$0.41
Basic—pro forma	$0.29
Diluted—pro forma	$0.28

Prior to the adoption of SFAS 123R, had the Company realized the tax benefits from deductions resulting from the exercise of share-based awards, it would have presented such tax benefits as a source of operating cash flow in its Consolidated Statements of Cash Flows. SFAS 123R requires that the portion of benefits resulting from tax deductions in excess of the award’s original grant date fair value (the “excess tax benefits”) be presented as a source of cash flow from financing activities. For the year ended February 29, 2008, the Company recognized $79.2 million of income tax benefits from exercise of share-based awards, of which $61.2 million resulted from tax deductions in excess of the original fair value of the awards. For the year ended February 28, 2007, the Company recognized $24.5 million of income tax benefits from exercise of share-based awards, of which $16.0 million resulted from tax deductions in excess of the original fair value of the awards. These excess tax benefits are reported on the Company’s Consolidated Statements of Cash Flows as cash provided by financing activities.

The fair value of options granted during the years ended February 29, 2008 and February 28, 2007 under the provisions of SFAS 123R and the year ended February 28, 2006 under the provisions of SFAS 123 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the following weighted average assumptions:

	Year Ended February 29, 2008	Year Ended February 28, 2007	Year Ended February 28, 2006
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	3.92%	4.80%	3.76%
Expected volatility (1)	48.43%	50.07%	60.26%
Expected life (in years) (2)	3.27	3.27	3.00
Weighted average fair value of options granted during the period	$8.06	$8.32	$6.66

(1)	The expected volatility rates for options granted during fiscal 2008 and 2007 were estimated based on an approximate equal weighting of the historical volatility of the Company’s common stock over a period of approximately 3.27 years and the implied volatility of publicly traded options for the Company’s common stock.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	The expected term for options granted during fiscal 2008 and 2007 was determined by assuming a midpoint hypothetical settlement scenario which incorporates unsettled options into the term estimate by assuming all vested, outstanding options are settled mid-way between the date of review, May 22, 2006, and the options’ expiration. The Company will reassess its estimate of expected term annually or when new information indicates a change is appropriate.

Estimated annual forfeitures—SFAS 123R requires the application of an estimated forfeiture rate. An estimated forfeiture rate of 15% per annum, which approximates the Company’s historical rate, was applied to (a) unvested options granted prior to adoption and (b) all options and nonvested share units granted since adoption. Awards are adjusted to actual forfeiture rates at vesting. The Company expects to reassess its estimated forfeiture rate annually or when new information, including actual forfeitures, indicate a change is appropriate.

Sales and Marketing Expenses

Sales and marketing expenses consist of costs, including salaries, sales commissions and related expenses, such as travel, of all personnel involved in the sales and marketing process. Sales and marketing expenses also include costs of advertising, sales lead generation programs, cooperative marketing arrangements and trade shows. All costs of advertising, including cooperative marketing arrangements, are expensed as incurred. Advertising expense totaled $18.0 million, $16.6 million, and $11.6 million for the years ended February 29, 2008, February 28, 2007 and February 28, 2006, respectively.

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

Deferred Taxes

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (“SFAS 109”), as modified by Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertain Income Taxes (“FIN 48”) which requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of its assets and liabilities for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. During the year ended February 29, 2008, the Company recorded a net tax expense of $47.9 million, which was net of a tax benefit of approximately $4.1 million from foreign tax credits and a tax benefit of approximately $2.0 million from the reduction of a valuation allowance on deferred tax asset research tax credits. The reduction of the valuation allowance resulted from management’s determination that it is more likely than not that the deferred tax asset from research tax credits will be realized. In accordance with the provisions of SFAS 123R, the benefit of the deferred tax asset attributable to U.S. net operating loss (“NOL”) carryforwards from share-based compensation expense deductions, generated prior to adoption of SFAS 123R, are being recognized as, and to the extent that, taxes payable are reduced. As these deferred tax assets attributable to NOL’s from share-based compensation expense deductions are realized, the benefit of the deferred tax asset is recorded in additional paid in capital. For the year ended February 28, 2007, the Company recorded a net tax expense of $29.7 million and for February 28, 2006, a net tax expense of $2.3 million.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company continues to assess the realizability of its deferred tax assets, which primarily consist of NOL’s from share-based compensation expense deductions in the United States. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As of February 29, 2008, the Company’s net deferred tax asset balance was $119.3 million, of which $58.8 is offset by a valuation allowance. The Company continues to record a valuation allowance against its deferred tax assets with respect to NOL’s attributable to certain share-based compensation expense deductions related to excess tax benefits recognized prior to the adoption of SFAS 123R, certain foreign NOL’s and an acquired NOL carryforward that is subject to a limitation under Section 382 of the Internal Revenue Code.

It is the Company’s policy to invest the earnings of foreign subsidiaries indefinitely outside the U.S. From time to time, however, the Company remits a portion of these earnings to the extent it does not incur additional U.S. tax and it is otherwise feasible.

Foreign Currency Translation

The Euro has been determined to be the functional currency for the Company’s European operations and local currencies have been determined to be the functional currencies for the Company’s Asia Pacific and South American operations.

Foreign exchange gains and losses, which result from the process of remeasuring foreign currency transactions into the appropriate functional currency, are included in other income, net in the Company’s Consolidated Statements of Operations. The translation of foreign currency financial statements into U.S. Dollars for financial reporting purposes is included in other comprehensive income, which is a separate component of stockholders’ equity. Net foreign exchange losses, included in other income, were $2.2 million, $0.7 million and $0.2 million for the years ended February 29, 2008, February 28, 2007 and February 28, 2006, respectively.

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

The Company performs credit evaluations to reduce credit risk and generally requires no collateral from its customers. Management estimates the allowance for uncollectible accounts based on their historical experience and credit evaluation. The Company’s standard credit terms are net 30 days in the U.S., net 45 days in EMEA, and range from net 30 to net 60 days in Asia Pacific. One customer accounted for 11% of the Company’s accounts receivable at February 29, 2008. No single customer accounted for 10% or more of the Company’s accounts receivable balance at February 28, 2007.

For the years ended February 29, 2008, February 28, 2007 and February 28, 2006, there were no individually significant customers from which the Company generated revenue.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Income Per Common Share

The Company computes net income per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”), Staff Accounting Bulletin No. 98 (“SAB 98”) and Emerging Issues Task Force No. 04-8, The Effect of Contingently Convertible Instruments on Diluted EPS. Under the provisions of SFAS 128 and SAB 98, basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income adjusted for interest expense and amortization of debt issuance costs associated with the convertible debentures, by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of shares issuable upon the exercise of stock options and convertible securities such as the Company’s convertible debentures. Diluted net income per share for the years ended February 29, 2008, February 28, 2007 and February 28, 2006, assumes the conversion of the convertible debentures using the “if converted” method.

The following table reconciles the numerators and denominators of the earnings per share calculation for the years ended February 29, 2008, February 28, 2007 and February 28, 2006 (in thousands, except per share amounts):

	Year Ended
	February 29, 2008	February 28, 2007	February 28, 2006
Diluted net income per share computation:
Net income	$76,667	$59,907	$79,685
Interest expense on convertible debt, net of related tax	1,754	1,906	2,799
Amortization of debt issuance costs, net of related tax	1,853	2,013	2,971

Net income—diluted	$80,274	$63,826	$85,455

Weighted average common shares outstanding	193,485	189,347	178,112
Incremental shares attributable to assumed exercise of outstanding options	5,555	7,203	7,123
Incremental shares attributable to assumed conversion of convertible debentures	22,273	22,273	22,580

Diluted shares	221,313	218,823	207,815

Diluted net income per share	$0.36	$0.29	$0.41

The following shares are not included in the computation of diluted earnings per share because the option prices were greater than the average market price of the Company’s stock during the related periods and the effect of including such options in the computation would be anti-dilutive (in thousands):

	Year Ended
	February 29, 2008	February 28, 2007	February 28, 2006
Number of shares considered anti-dilutive for calculating diluted EPS	3,970	2,394	3,085

Segment Reporting

The Company is organized primarily on the basis of three geographic business units: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific. These business units are aggregated into one reportable

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

segment due to the similarity in nature of products provided, financial performance economics (e.g., revenue growth and gross margin), methods of distribution (direct and indirect) and customer classification and base (e.g., distributors, resellers and enterprise).

The Company has offices in more than 55 locations around the world. The Company manages its international business on an Americas-wide, EMEA-wide and Asia Pacific-wide basis. The following disclosure aggregates immaterial international operations and separately discloses the significant international operations at and for the years ended February 29, 2008, February 28, 2007 and February 28, 2006 (in thousands):

	Americas	EMEA	Asia Pacific	Total
	Year Ended February 29, 2008
Revenue from unaffiliated customers	$340,488	$111,341	$71,187	$523,016
Net income (loss)	$81,065	$3,225	$(7,623)	$76,667
Total assets	$1,886,376	$129,662	$63,944	$2,079,982

	Year Ended February 28, 2007
Revenue from unaffiliated customers	$269,933	$75,140	$55,551	$400,624
Net income (loss)	$63,384	$171	$(3,648)	$59,907
Total assets	$1,665,075	$80,432	$40,347	$1,785,854

	Year Ended February 28, 2006
Revenue from unaffiliated customers	$187,226	$48,732	$42,372	$278,330
Net income (loss)	$76,908	$3,068	$(291)	$79,685
Total assets	$1,231,212	$45,383	$37,646	$1,314,241

The following table lists, for the years ended February 29, 2008, February 28, 2007 and February 28, 2006, revenue from unaffiliated customers in the United States, the Company’s country of domicile, revenue from unaffiliated customers in Japan, which in terms of revenue, was the only individually material country outside the United States and revenue from other foreign countries.

	Year Ended February 29, 2008	Year Ended February 28, 2007	Year Ended February 28, 2006
United States, the Company’s country of domicile	$316,488	$256,067	$179,600
Japan	40,425	32,085	24,230
Other foreign	166,103	112,472	74,500

Total revenue from unaffiliated customers	$523,016	$400,624	$278,330

Total long-lived assets, other than financial instruments and deferred tax assets located in the United States, the Company’s country of domicile, and similar long-lived assets held outside the United States are summarized in the following table for the years ended February 29, 2008, February 28, 2007 and February 28, 2006:

	Year Ended February 29, 2008	Year Ended February 28, 2007	Year Ended February 28, 2006
United States, the Company’s country of domicile	$461,517	$452,010	$125,221
Foreign	70,760	48,751	35,113

Total long-lived assets, other than financial instruments and deferred taxes	$532,277	$500,761	$160,334

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income

The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income for the years ended February 29, 2008, February 28, 2007 and February 28, 2006 was as follows (in thousands):

	Year Ended
	February 29, 2008	February 28, 2007	February 28, 2006
Comprehensive income:
Net income	$76,667	$59,907	$79,685
Foreign currency translation adjustments	(3,552)	(865)	34
Change in unrealized gains on marketable securities	7,337	7,666	994

Total comprehensive income, net of taxes	$80,452	$66,708	$80,713

As of February 29, 2008 and February 28, 2007, the Company holds investments in debt securities with an unrealized gain of $5.3 million and an unrealized loss of $2.1 million, respectively.

Recent Accounting Pronouncements

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand such effects on financial position, financial performance and cash flow. SFAS 161 is effective for the Company on December 1, 2008. The Company has not completed its evaluation of the impact on the Company’s consolidated financial statements of adopting SFAS 161 but currently believes the adoption of SFAS 161 will not be significant.

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces Statement No. 141, Business Combination (“SFAS 141”). SFAS 141R retains the fundamental requirements in SFAS 141 but broadens its scope to include all transactions and other events in which one entity obtains control over another and improves the recognition and measurement of identifiable assets acquired, liabilities assumed and any noncontrolling interests of the acquiree. SFAS 141R will apply prospectively to business combinations for which the acquisition date is on or after March 1, 2009. The Company is currently evaluating the impact of SFAS 141R on prospective acquisitions.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS160”). SFAS 160 (i) clarifies the definition of noncontrolling interest, (ii) requires the noncontrolling interest to be reported as a component of equity rather than reported as a liability or in the mezzanine section between liabilities and equity and (iii) changes the presentation on the consolidated statement of operations of the income attributable to the noncontrolling interest. SFAS 160 was effective for the Company on March 1, 2008 and will be applied prospectively, except for presentation and disclosure requirements, which will be applied retrospectively for all periods presented. The Company is currently evaluating the impact of SFAS 160 but believes the adoption of SFAS 160 will not be significant.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS159”). SFAS 159 permits companies to choose to measure certain financial instruments at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for the Company on March 1, 2008. The Company has not completed its evaluation of the impact on the Company’s consolidated financial statements of adopting SFAS 159 but currently believes the adoption of SFAS 159 will not be significant.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value within accounting principles generally accepted in the U.S., clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements. SFAS 157 does not require any new fair value measurements in U.S. generally accepted accounting principles. However, the definition of fair value in SFAS 157 may affect assumptions used by companies in determining fair value. The Company was required to adopt SFAS 157 on March 1, 2008. The Company has not yet completed its evaluation of the impact on the Company’s consolidated financial statements of adopting SFAS 157 but currently believes the adoption of SFAS 157 will not require significant modification of the Company’s fair value measurements and will be substantially limited to expanded disclosures in the notes to the Company’s consolidated financial statements.

NOTE 3—Business Combinations

Acquisition of JBoss, Inc.

On June 2, 2006, the Company completed its previously announced acquisition of JBoss, Inc. for approximately $329.7 million in base consideration. The total consideration paid by the Company in connection with the acquisition as of February 29, 2008 is summarized in the following table (in thousands):

	Common Shares Par $0.0001	Additional Paid-in Capital	Total
Issuance of Red Hat common stock to JBoss stockholders—6,710,766 @ $27.51 (1)	$1	$184,612	$184,613
Fair value of Red Hat options issued in exchange of JBoss outstanding options		6,621	6,621
Cash consideration paid to and or on behalf of JBoss stockholders			128,638
Debt paid on behalf of JBoss stockholders			3,886
Estimated transaction costs			5,925

Total consideration	$1	$191,233	$329,683

(1)	The number of shares of Red Hat common stock issued is based on the outstanding shares of JBoss common stock, preferred stock, restricted stock and fully vested stock options with varying exchange ratios based on a price of $28.76 per Red Hat share. $28.76 represents the average closing price of Red Hat common stock for the 20 trading days prior to May 31, 2006. For purposes of determining the acquisition price for purchase accounting treatment, the fair value of the common shares issued was $27.51 which represents the average closing price within four days of the acquisition.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below represents the allocation of the total consideration to the Company’s tangible and identifiable intangible assets and liabilities based on management’s assessment of their respective fair values as of the date of the acquisition.

Total
(in thousands)
Identifiable intangible assets at fair value (see detail below)	$79,173
Cash	2,199
Accounts receivable at fair value	8,867
Fixed assets at fair value	1,912
Other assets at fair value	1,355
Deferred revenue liability at fair value	(17,102)
Accrued liabilities at fair value	(4,297)
Goodwill	257,576

Total consideration allocated	$329,683

The following table summarizes the allocation of estimated identifiable intangible assets resulting from the acquisition. For purposes of this allocation, the Company has assessed a fair value of JBoss identifiable intangible assets related to customer contracts, customer relationships, employee covenants not to compete, developed technology and tradenames and trademarks based on the net present value of the projected income stream of these identifiable intangible assets. The resulting fair values are being amortized over the estimated useful life of each identifiable intangible asset on a straight-line basis, with the exception of customer contracts and relationships which are being amortized on a basis which reflects the intangible assets’ estimated pattern of economic benefits.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro forma consolidated financial information

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the years ended February 28, 2007, and February 28, 2006 as if the acquisition of JBoss had occurred on the beginning of the Company’s fiscal year, March 1, 2005, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisition of JBoss had actually taken place on March 1, 2005 (in thousands, except per share amounts):

	Year Ended February 28, 2007	Year Ended February 28, 2006
Revenue	$409,719	$294,133
Net income	$55,879	$57,365
Diluted net income	$59,795	$63,135
Basic net income per common share	$0.29	$0.31
Diluted net income per common share	$0.27	$0.29

Goodwill and other business combinations

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the Company completed the annual impairment test as of February 29, 2008 and no goodwill impairment was deemed necessary. The following is a summary of goodwill for the years ended February 29, 2008, February 28, 2007 and February 28, 2006 (in thousands):

Balance at February 28, 2006	$75,942
Add: acquisition of JBoss, Inc.	256,692
Add: acquisition of other businesses (2)	7,544
Deduct: tax benefits related to acquired NOL carryforwards utilized during fiscal 2007	(11,830)
Impact of foreign currency fluctuations and other	489

Balance at February 28, 2007	$328,837
Add: acquisition of other businesses (1)	7,758
Add: adjustment to purchase price for finalization of allocation	1,514
Add: FIN 48 tax adjustment related to acquired NOL carryforwards	1,364
Impact of foreign currency fluctuations and other	841

Balance at February 29, 2008	$340,314

(1)	During the year ended February 29, 2008, goodwill additions represent the excess of purchase price over tangible and identifiable intangible assets of acquired businesses operating in the middleware space.
(2)	During the year ended February 28, 2007, goodwill additions represent the excess of purchase price over tangible and identifiable intangible assets of acquired businesses operating in India, Argentina and Brazil.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. Activity in the Company’s allowance for doubtful accounts for the years ended February 29, 2008, February 28, 2007 and February 28, 2006 is presented in the following table (in thousands):

	Balance at beginning of period	Charged to income or expense	Deductions (a)	Balance at end of period
2006	$1,329	$1,043	$(388)	$1,984
2007	$1,984	$1,066	$156	$3,206
2008	$3,206	$825	$(1,820)	$2,211

(a)	Represents amounts written-off as uncollectible accounts receivable and other adjustments.

NOTE 5—Property and Equipment

The Company’s property and equipment is recorded at cost and consists of the following (in thousands):

	February 29, 2008	February 28, 2007
Computer equipment	$55,679	$33,249
Software, including software developed for internal use	59,841	47,724
Furniture and fixtures	6,138	3,548
Leasehold improvements	19,031	11,480

Property and Equipment	$140,689	$96,001
Less: accumulated depreciation	(72,132)	(50,743)

Property and equipment, net	$68,557	$45,258

Depreciation expense was $20.0 million, $14.4 million and $11.6 million for the years ended February 29, 2008, February 28, 2007 and February 28, 2006, respectively. The average useful lives of property and equipment range from 3 to 7 years.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of purchased technologies, customer and reseller relationships, trademarks, copyrights and patents, which are amortized over the estimated useful life, generally on a straight line basis with the exception of customer contracts and relationships which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit. Useful lives range from three to fifteen years for purchased technologies and customer and reseller relationships and three to ten years for trademarks, copyrights and patents. As of February 29, 2008 and February 28, 2007, trademarks with an indefinite estimated useful life totaled $10.1 million and $8.7 million, respectively. Amortization expense associated with identifiable intangible assets was $13.0 million, $9.4 million and $3.8 million for the years ended February 29, 2008, February 28, 2007 and February 28, 2006, respectively. The following is a summary of identifiable intangible assets (in thousands):

	February 29, 2008			February 28, 2007
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$31,382	$(7,251)	$24,131	$26,863	$(5,236)	$21,627
Purchased technologies	24,878	(13,316)	11,562	17,450	(8,414)	9,036
Customer and reseller relationships	69,351	(11,221)	58,130	68,536	(4,885)	63,651

Total identifiable intangible assets	$125,611	$(31,788)	$93,823	$112,849	$(18,535)	$94,314

As of February 29, 2008, amortization expense on existing intangibles for the next five fiscal years is as follows (in thousands):

2009	$12,275
2010	$11,750
2011	$10,564
2012	$9,267
2013	$7,716

NOTE 7—Other Assets

Other assets were comprised of the following (in thousands):

	February 29, 2008	February 28, 2007
Equity-basis investment	$20,259	$20,151
Cost-basis investments	3,203	4,803
Net non-current deferred tax asset (see NOTE 11)	13,568	—
Debt issue costs—convertible debentures (see NOTE 10)	2,633	5,643
Security deposits	3,488	1,755

Total	$43,151	$32,352

The Company reviews the non-marketable cost-basis investments in equity securities for other than temporary declines in fair value based on prices recently paid for shares in that company, as well as changes in market conditions. The carrying values are not necessarily representative of the amounts that the Company could realize in a current transaction. During the years ended February 29, 2008 and February 28, 2006, declines considered other than temporary related to non-marketable cost-basis investments in equity securities totaled $0.1 million and $1.4 million, respectively. During the year ended February 28, 2007, no significant losses were recognized for equity investments in other companies.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity-basis investment represents $20.0 million related to the Company’s previously announced investment in Open Inventions Network LLC (“OIN”) and the related share of OIN’s accumulated earnings. The Company uses the equity method to account for its investment in OIN. The equity method requires the Company to increase or decrease the carrying amount of its investment in OIN to reflect the Company’s pro rata share of OIN’s gains and losses, respectively. The Company’s related share of OIN’s accumulated earnings since acquisition has been insignificant.

NOTE 8—Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable at February 29, 2008 and February 28, 2007 approximated their fair values due to the short-term nature of these items. As of February 29, 2008 and February 28, 2007, the fair value of the convertible debentures was approximately $568.7 million and $609.6 million, respectively.

The fair value of the Company’s short-term and long-term investments in debt securities at February 29, 2008 and February 28, 2007 differed from their historical cost by $5.3 million in unrealized gains and $2.1 million in unrealized losses, respectively. The Company had no significant realized gains or losses from the sale on investment securities for years ended February 29, 2008, February 28, 2007 and February 28, 2006. Following is a summary of the historical cost, unrealized gain and fair values of the Company’s investments at February 29, 2008 (in thousands):

	February 29, 2008
	Unrealized
	Cost	Gain	Fair Value
Short-term corporate and other debt securities	$128,751	$263	$129,014
Short-term government and agency debt securities	182,795	633	183,428

Total short-term debt securities	$311,546	$896	$312,442

Long-term corporate and other debt securities	80,860	1,057	81,917
Long-term government and agency debt securities	256,542	3,322	259,864

Total long-term debt securities	$337,402	$4,379	$341,781

Total debt securities	$648,948	$5,275	$654,223

The following table summarizes the stated maturities of the Company’s investments at February 29, 2008 (in thousands):

	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Maturity of Short and Long Term Investments	$654,223	$312,442	$270,911	$70,870	$—

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the historical cost, unrealized loss and fair values of the Company’s investments at February 28, 2007 (in thousands):

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

As of February 29, 2008, gross unrealized gains and losses on these investments were $5.8 million and $0.5 million, respectively. The investments in debt securities mature through 2011 and $311.3 million matures in the Company’s fiscal year ending February 28, 2009. The Company evaluates investments with unrealized losses to determine if the losses are other-than-temporary. The gross unrealized losses were primarily due to changes in interest rates. The Company has determined that the gross unrealized losses at February 29, 2008 are temporary. In making this determination, the Company considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments’ cost, the length of time the investments have been in an unrealized loss position and its ability to hold the investment to maturity.

NOTE 9—Accrued Expenses

Accrued expenses were comprised of the following (in thousands):

	February 29, 2008	February 28, 2007
Wages and other compensation related expenses	$26,499	$20,745
Other trade payables	13,854	14,811
Income and other taxes payable	1,289	2,263
Other	1,618	653

Total accrued expenses	$43,260	$38,472

NOTE 10—Convertible Debentures

In January 2004, the Company issued $600 million in convertible senior debentures (“debentures”). Pursuant to a previously announced common stock and convertible debenture repurchase program, the Company has repurchased certain debentures since their issuance. As of February 29, 2008, there was $570 million in principal amount of the debentures outstanding. The debentures mature on January 15, 2024 and bear interest at a rate of 0.5% per annum, payable semiannually on January 15 and July 15 of each year. The debentures are senior unsecured obligations and rank equally in right of payment with all of the Company’s other existing and future unsecured and unsubordinated debt. The debentures are convertible into approximately 22,273,000 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 39.0753 shares per $1,000 principal amount of debentures (which represents a conversion price of approximately $25.59 per share) subject to adjustment under certain conditions. The holders of the debentures may convert their debentures into shares of the Company’s common stock prior to stated maturity under the following circumstances:

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1) during any fiscal quarter after the fiscal quarter ending February 29, 2004 if the closing sale price of the Company’s common stock exceeds 120% of the then current conversion price for at least 20 consecutive trading days in the 30 consecutive trading-day period ending on the last trading day of the immediately preceding fiscal quarter; (2) during any 5 consecutive trading-day period immediately following any 5 consecutive trading-day period (the “Debenture Measurement Period”) in which the average trading price of the debentures during that Debenture Measurement Period was less than 97% of the average conversion value for the debentures during such period; however, the holders may not convert their debentures after January 15, 2019 if on any trading day during such Debenture Measurement Period the closing sale price of shares of our common stock was between the then current conversion price on the debentures and 120% of the then current conversion price of the debentures; (3) upon the occurrence of specified corporate transactions; or (4) if the Company has called the debentures for redemption. Based upon the terms of the debentures, the contingent conversion features were not triggered as of February 29, 2008. The Company may redeem the debentures, in whole or in part, in cash at any time on or after January 15, 2009. Holders of the debentures may require the Company to redeem the debentures, in whole or in part, in cash on January 15, 2009, 2014 and 2019. As a result, the debentures are classified as a current liability as of February 29, 2008. As of February 28, 2007, no debentures were redeemed. Accrued interest to the redemption date will be paid by the Company in any such redemption. Interest payments on the debentures totaling $2.9 million were made during each of the years ended February 29, 2008, February 28, 2007 and February 28, 2006. Accrued interest on the debentures at February 29, 2008 and February 28, 2007, was $0.4 million. The outstanding debentures have been classified as current as of February 29, 2008 because, as discussed above the holders may require the Company to redeem the debentures, in whole or in part, in cash on January 15, 2009.

In connection with the issuance of the debentures, the Company incurred $15.8 million of issuance costs, which primarily consisted of investment banker fees, legal and other professional fees. These costs are being amortized and are recorded as additional interest expense through January 2009, the first scheduled date on which holders have the option to require the Company to repurchase the debentures. Amortization expense related to the issuance costs was approximately $3.0 million for each of the years ended February 29, 2008, February 28, 2007 and February 28, 2006. At February 29, 2008 and February 28, 2007, net debt issuance costs associated with the debentures was $2.6 million and $5.6 million, respectively, and is recorded in other assets, net.

NOTE 11—Income Taxes

The components of the Company’s provision for income taxes consisted of the following (in thousands):

	February 29, 2008	February 28, 2007	February 28, 2006
Current:
Foreign	$5,136	$871	$4,367
Federal	(420)	1,944	—
State	2,209	—	—

Current tax expense	6,925	2,815	4,367
Deferred:
Foreign	431	672	(2,036)
Federal	36,423	26,169	—
State	4,094	—	—

Deferred tax expense	40,948	26,841	(2,036)

Net provision for income taxes	$47,873	$29,656	$2,331

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended February 29, 2008, the Company recorded $47.9 million of income tax expense, which resulted in an effective rate of 38.4%. The Company’s effective tax rate differs from the U.S. Federal statutory rate of 35% primarily due to state income taxes and foreign income taxed at different rates. The provision for income tax expense for the year ended February 29, 2008 consists of $42.3 million of U.S. income tax expense and $5.6 million of foreign income tax expense.

Significant components of the Company’s deferred tax assets and liabilities at February 29, 2008 and February 28, 2007, consist of the following (in thousands):

	February 29, 2008	February 28, 2007
Deferred tax assets:
Domestic net operating loss carryforwards	$75,286	$145,972
Foreign net operating loss carryforwards	11,686	8,775
Domestic credit carryforwards	12,436	8,059
Goodwill	10,020	10,405
Share-based compensation	19,348	7,719
Compensation-related accruals	826	558
Deferred revenue and costs	17,597	5,790
Other	4,622	2,596

Total deferred tax assets	151,821	189,874
Valuation allowance for deferred tax assets	(58,805)	(131,026)

Total deferred tax assets	93,016	58,848
Deferred tax liabilities:
Fixed and intangible assets	32,142	38,647
Other	422	696

Total deferred tax liabilities	32,564	39,343

Net deferred tax asset	$60,452	$19,505
Net current deferred tax asset, recorded in prepaid expenses and other current assets	$46,884	$—
Net non-current deferred tax asset, recorded in other assets, net	13,568	19,505

Net deferred tax asset	$60,452	$19,505

As of February 29, 2008, the Company continues to record a valuation allowance against its deferred tax assets with respect to NOL’s attributable to certain share-based compensation expense deductions related to excess tax benefits recognized prior to the adoption of SFAS 123R, certain foreign NOL’s and an acquired NOL carryforward that is subject to a limitation under Section 382 of the Internal Revenue Code. The U.S. net deferred tax asset attributable to U.S. NOL’s from share-based compensation expense deductions generated prior to adoption of SFAS 123R are being recognized as, and to the extent that, taxes payable are reduced. As these deferred tax assets attributable to NOL’s from share-based compensation expense deductions are realized, the benefit of the deferred tax asset is recorded in additional paid in capital. During the years ended February 29, 2008 and February 28, 2007, $73.6 million and $27.8 million of such tax benefits were credited to additional paid in capital.

As of February 29, 2008, the Company had U.S. federal and state NOL carryforwards of approximately $228.8 million and $204.7 million, respectively. These NOL carryforwards expire in varying amounts beginning in 2022 for federal and 2009 for state income tax purposes, respectively.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Taxes computed at the statutory federal income tax rates are reconciled to the provision for income taxes for the years ended February 29, 2008, February 28, 2007 and February 28, 2006, respectively, as follows (in thousands):

	February 29, 2008	February 28, 2007	February 28, 2006
Effective rate	38.4%	33.11%	2.84%
Provision at federal statutory rate, 35%	$43,589	$31,347	$28,705
State tax (net of federal tax benefit)	4,454	2,160	2,846
Foreign rate differential	3,593	2,083	(823)
Change in valuation allowance	(2,013)	(7,167)	(30,471)
Nondeductible items	2,652	1,993	2,074
Share-based compensation	—	(750)	—
Foreign tax credit	(4,063)	—	—
Other	(339)	(10)	—

Provision for income taxes	$47,873	$29,656	$2,331

The Company has not provided U.S. deferred taxes on the cumulative earnings of foreign subsidiaries that have been reinvested outside the U.S. indefinitely; these earnings were approximately $12.7 million at February 29, 2008. Determination of the deferred tax liability, if any, on these earnings reinvested indefinitely outside the U.S. is not practicable because of available foreign tax credits. It is the Company’s policy to invest the earnings of foreign subsidiaries indefinitely outside the U.S. From time to time, however, the Company remits a portion of these earnings to the extent it does not incur additional U.S. tax and it is otherwise feasible. The Company has provided U.S. income taxes on the earnings of certain foreign subsidiaries that are not considered as permanently reinvested outside the U.S. The U.S. income tax on such earnings is completely offset by U.S. foreign tax credits.

Adoption of FIN 48

On March 1, 2007, the Company adopted the provisions of FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

The following table reconciles unrecognized tax benefits from adoption of FIN 48 at March 1, 2007 to February 29, 2008:

Balance at March 1, 2007	$27,408
Additions based on tax positions related to the current year	147
Additions for tax positions of prior years	8,325

Balance at February 29, 2008	$35,880

The Company’s unrecognized tax benefits as of adoption, March 1, 2007 and February 29, 2008, which, if recognized, would affect the Company’s effective tax rate were $12.8 million and $14.3 million, respectively.

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as income tax expense. Accrued interest and penalties related to unrecognized tax benefits totaled $1.0 million and $0.7 million as of March 1, 2007 and February 29, 2008, respectively.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Within the next 12 months, the Company believes it is reasonably possible that the total amount of unrecognized tax benefits may be reduced with a tax audit resolution. The results and timing of the resolution of tax audits, however, is highly uncertain and the Company is unable to estimate the range of the possible changes to the balance of unrecognized tax benefits.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of February 29, 2008. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOL’s:

Tax Jurisdiction	Years Subject to Income Tax Examination
U.S. federal	1994 – Present
North Carolina	1999 – Present
Ireland	2001 – Present
Japan*	2008

*	The Company has been examined for income tax for years through February 28, 2007. However, the statute of limitations remains open for 5 years.

The Company or one of its subsidiaries is currently undergoing income tax examinations in France and North Carolina.

The Company believes it has adequately provided for any reasonably foreseeable outcomes related to tax audits.

NOTE 12—Common and Preferred Stock

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

The Company purchased 3,747,327 shares, 60,408 shares and 1,235,301 shares of its common stock during the fiscal years ended February 29, 2008, February 28, 2007 and February 28, 2006, respectively, at an aggregate cost of $67.2 million, $1.7 million and $16.7 million, respectively. This amount is recorded as treasury stock on the Company’s Consolidated Balance Sheets.

Preferred Stock

At February 29, 2008, the Company has authorized 5,000,000 shares of preferred stock with a par value of $0.0001 per share. No shares of preferred stock were outstanding as of February 29, 2008 or February 28, 2007.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13—Share-based Awards

The Company’s 2004 Long-Term Incentive Plan, as amended (the “2004 Plan”), provides for the granting of stock options, nonvested shares and nonvested share units, deferred share units and performance share units, among other awards. As of February 29, 2008, approximately 3.5 million shares of common stock were reserved for issuance under future share-based awards to be granted to any employee, officer or director or consultant of the Company at terms and prices to be determined by the Board of Directors.

Stock Options

The 2004 Plan provides that the purchase price per share for each option shall not be less than the fair market value of the underlying share on the date of grant. Options granted under the 2004 Plan to date include contract terms of five years and generally vest 25% upon completion of one full year of service and 6.25% on the first day of each subsequent three-month period of service. The maximum contract term for an option granted under the 2004 Plan is seven years from the date of grant.

Options granted under the Company’s previous long-term incentive plan, the 1999 Stock Option and Incentive Plan (the “1999 Plan”), were generally issued with a purchase price equal to the fair market value of the underlying share on the date of grant and included contract terms of ten years. Vesting under the 1999 Plan was typically 25% upon completion of one full year of service and 6.25% on the first day of each subsequent three-month period of service.

The total fair value of stock options recognized in the Consolidated Financial Statements for the years ended February 29, 2008 and February 28, 2007 was $29.3 million and $30.6 million, respectively. For the year ended February 28, 2006, which was prior to the Company’s adoption of SFAS 123R, the fair value of stock options reported on a pro forma basis in the Company’s notes to the Consolidated Financial Statements was $32.0 million.

The following table summarizes the activity for the Company’s stock options for the years ended February 29, 2008, February 28, 2007 and February 28, 2006:

	Shares Underlying Options	Weighted Average Exercise Price Per Share
Outstanding at February 28, 2005	23,011,312	$11.05
Granted	4,387,573	15.67
Exercised	(7,326,712)	5.97
Forfeited	(1,369,058)	17.87

Outstanding at February 28, 2006	18,703,115	$13.43

Granted	4,321,669	18.19
Exercised	(2,951,730)	8.11
Forfeited	(1,168,367)	16.94
Converted—JBoss options at acquisition	724,039	1.07

Outstanding at February 28, 2007	19,628,726	$15.12

Granted	1,432,490	21.16
Exercised	(1,547,810)	10.10
Forfeited	(1,073,990)	20.28

Outstanding at February 29, 2008	18,439,416	$15.73

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As described above, options are typically granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. However, during the year ended February 28, 2006, under the 2004 Plan, the Company issued 200,000 options to purchase the Company’s common stock with a grant date fair value of $15.34 and a weighted average exercise price of $18.41. Except for options converted as part of the JBoss acquisition, no options were granted under Red Hat Plans during the years ended February 29, 2008, February 28, 2007 and February 28, 2006 with exercise prices less than the grant date fair value of the Company’s common stock.

The following summarizes information, as of February 29, 2008, about the Company’s outstanding and exercisable stock options:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.00 – $ 3.21	1,560,195	4.0	$0.61	1,476,841	$0.56
$ 3.22 – $ 6.41	2,749,236	3.9	$5.01	2,718,195	$5.02
$ 6.42 – $ 9.62	999,571	4.7	$7.58	999,571	$7.58
$ 9.63 – $12.03	413,218	2.3	$11.05	260,558	$11.04
$12.04 – $16.03	4,520,805	2.6	$14.07	2,897,147	$13.97
$16.04 – $19.24	770,967	4.2	$17.57	497,319	$17.61
$19.25 – $22.44	4,308,093	4.1	$20.27	1,405,768	$20.46
$22.45 – $28.86	2,728,816	3.4	$25.61	1,993,307	$26.16
$28.87 – $32.06	63,937	2.9	$29.23	31,676	$29.23
$32.07 and over	324,578	1.7	$82.95	324,578	$82.95

Total	18,439,416	3.5	$15.73	12,604,960	$14.51

The intrinsic value of options outstanding and options exercisable at February 29, 2008 was $92.6 million and $83.8 million, respectively.

The following summarizes information, as of February 29, 2008, about the Company’s outstanding stock options expected to vest based on an estimated forfeiture rate of 15% per annum:

	Options Expected to Vest
Exercise Prices	Number Expected to Vest	Weighted Average Exercise Price
$ 0.00 – $ 3.21	72,794	$1.37
$ 3.22 – $ 6.41	31,041	$4.72
$ 6.42 – $ 9.62	—	$—
$ 9.63 – $12.03	138,884	$11.07
$12.04 – $16.03	1,464,955	$14.22
$16.04 – $19.24	230,782	$17.49
$19.25 – $22.44	2,225,720	$20.17
$22.45 – $28.86	605,282	$24.13
$28.87 – $32.06	27,174	$29.22
$32.07 and over	—	$—

Total	4,796,632	$18.13

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The intrinsic value at February 29, 2008 of options expected to vest was $8.0 million.

The intrinsic value of stock options exercised during the years ended February 29, 2008, February 28, 2007 and February 28, 2006 was $17.9 million, $45.2 million and $141.3 million, respectively.

As of February 29, 2008, compensation cost related to unvested stock options not yet recognized in the Company’s Consolidated Financial Statements totaled $44.5 million. The weighted average period over which these unvested stock options are expected to be recognized is approximately 1.2 years.

Nonvested Shares and Nonvested Share Units

Nonvested shares and nonvested share units granted under the 2004 Plan generally vest 25% on the first anniversary of the date of grant and (i) 6.25% on the first day of each subsequent three-month period for nonvested shares and (ii) 25% each year over a four-year period beginning on the date of grant for nonvested share units. Nonvested shares and nonvested share units are generally amortized to expense on a straight-line basis over four years. The total fair value of nonvested shares and non vested share units recognized in the Consolidated Financial Statements for the years ended February 29, 2008, February 28, 2007 and February 28, 2006 was $4.7 million, $1.1 million and $0.4 million, respectively.

The following table summarizes the activity for the Company’s nonvested shares and nonvested share units for the years ended February 29, 2008, February 28, 2007 and February 28, 2006:

	Nonvested Shares and Share Units	Weighted Average Grant-date Fair Value
Nonvested at February 29, 2005	10,000	$11.83
Granted	120,188	13.29
Vested	(2,500)	11.83
Forfeited	—	—

Nonvested at February 28, 2006	127,688	$13.20
Granted	350,914	20.79
Vested	(51,115)	13.06
Forfeited	—	—

Nonvested at February 28, 2007	427,487	$19.45
Granted	1,817,056	20.74
Vested	(145,291)	19.30
Forfeited	(74,517)	20.67

Nonvested at February 29, 2008	2,024,735	$20.57

The intrinsic value of nonvested shares and nonvested share units outstanding at February 29, 2008 was $36.1 million.

The intrinsic value of nonvested shares and nonvested share units vesting in the years ended February 29, 2008, February 28, 2007 and February 28, 2006 was $2.9 million, $1.3 million and $0.1 million, respectively.

As of February 29, 2008, compensation cost related to nonvested shares and nonvested share units not yet recognized in the Company’s Consolidated Financial Statements totaled $38.9 million. The weighted average period over which these nonvested awards are expected to be recognized is approximately 3.4 years. At February 29, 2008, the number of nonvested shares expected to vest, after applying an estimated annual forfeiture

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rate of 15%, was approximately 1.7 million. The weighted average grant date fair value of the nonvested share units expected to vest was $20.53.

Deferred Share Units

Deferred share units are awarded to directors and generally vest within one year. Deferred share units awarded during the years ended February 29, 2008, February 28, 2007 and February 28, 2006 totaled 20,983 shares, 18,677 shares and 11,698 shares, respectively, with a weighted average fair value per share of $21.46, $22.75 and $16.30, respectively. The total fair value of deferred share units recognized in the Company’s Consolidated Financial Statements for the years ended February 29, 2008, February 28, 2007 and February 28, 2006 was $0.3 million, $0.4 million and $0.2 million, respectively.

Performance Share Units

On October 12, 2007, the Board approved a form of Performance Share Unit Agreement for use with grants of performance share units (“PSUs”) to executive officers under the Red Hat, Inc. 2004 Long-Term Incentive Plan, as amended. Certain executive officers were awarded a target number of PSUs, and depending on the Company’s financial performance relative to a specified peer group of companies, these executive officers may earn up to 200% of the target number of PSUs over a performance period that has three performance segments noted below. In respect of the first performance segment, which is the period from March 1, 2007 through February 29, 2008, up to 20% of the maximum number of PSUs may be earned. In respect of the second performance segment, which is the period from March 1, 2007 through February 28, 2009, up to 50% of the maximum number of PSUs (less the amount of PSUs earned in respect of the first performance segment) may be earned. In respect of the third and final performance segment, which is the period from March 1, 2007 through February 28, 2010, up to 100% of the maximum number of PSUs (less the aggregate amount of PSUs earned in respect of the first and second performance segments) may be earned.

The target number of PSUs awarded to certain executive officers during the year ended February 29, 2008 totaled 232,625 shares with a weighted average fair value per share of $21.00. The total fair value of PSUs recognized in the Company’s Consolidated Financial Statements for the year ended February 29, 2008 was $2.2 million. The Company expects 465,250 PSUs to vest, which represents the maximum or 200% of the target amount awarded. None are expected to forfeit. As of February 29, 2008, the compensation expense related to these PSUs not yet recognized in the Company’s Consolidated Financial Statements totaled $7.6 million. The weighted average period over which these PSUs are expected to be recognized is approximately 2.0 years.

NOTE 14—Commitments and Contingencies

As of February 29, 2008, the Company leased office space and certain equipment under various non-cancelable operating leases. Future minimum lease payments required under the operating leases at February 29, 2008 are as follows (in thousands):

Fiscal Year	Operating Leases
2009	$12,576
2010	10,260
2011	8,516
2012	6,090
2013	4,486
Thereafter	25,098

Total minimum lease payments	$67,026

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense under operating leases was $13.2 million, $8.2 million and $5.8 million for the fiscal years ended February 29, 2008, February 28, 2007 and February 28, 2006, respectively. During the fiscal year ended February 28, 2006, the Company paid off all of its capital leases.

In January 2002, the Company assumed the lease obligation of an unrelated third party for an office building which serves as the Company’s headquarters. This lease terminates in June 2020. As compensation to the Company for assuming this obligation, the third party paid rent on the Company’s behalf from the commencement of the sublease until February 2003, is allowing the Company the use of all furniture and fixtures, including building improvements, that were in the building at the time of the commencement of the sublease, and paid the Company a certain monthly amount through October 2002, to offset the operating expenses of this building, all of which was valued in the aggregate at $5.9 million. Included in the aggregate amount was $3.6 million representing the fair value of furniture and fixtures. This credit balance began to amortize, as a reduction to related rent expense, in fiscal 2004 and will continue to do so until the lease terminates in June 2020. The furniture and fixtures are being depreciated over a period of seven years. As of February 29, 2008 and February 28, 2007, the carrying amount of the long-term deferred lease credit was $4.5 and $4.7 million, respectively.

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

NOTE 15—Legal Proceedings

Red Hat Professional Consulting, Inc., formerly PTI, a wholly owned subsidiary of the Company acquired in February 2001, together with its former directors and some of its former principal shareholders, is a defendant in a suit brought by a former employee in DeKalb County Superior Court in Georgia (Case No. 00-CV-5509-8). The plaintiff asserts, among other things, slander, breach of a shareholder agreement and of various employment agreements and seeks monetary damages. Red Hat Professional Consulting, Inc. has filed an answer, affirmative defenses and counterclaims, denying all liability. All discovery in the matter is complete. On October 31, 2005, a hearing was held on defendants’ Third Motion for Partial Summary Judgment, and the Court granted summary judgment on three of the claims. A pre-trial order was entered in the matter, and it was set for trial on December 11, 2006. However, the Court elected to delay trial for purposes of rehearing plaintiff’s motion for partial summary judgment, and that hearing was held on December 11, 2006. On February 16, 2007, the Court issued an order in favor of plaintiff and against all defendants on plaintiff’s claim that his stock option agreement had been breached. That order does not set forth a remedy. The order was appealed by the Defendants to the

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Georgia Court of Appeals, which on March 17, 2008, reversed the trial court, vacated the trial court’s order, and remanded for further proceedings. The Company filed a timely motion to reconsider with the Georgia Court of Appeals questioning the line of cases upon which the decision was rendered and the standard the court indicated should be applied by the trial court in determining the issues on remand. That motion was denied. The Company has been indemnified, subject to certain limitations, in this matter by the former PTI shareholders; however, there is a possibility that any damage award in this case could, if upheld, exceed the limits of such indemnification. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

Commencing on or about March 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. Approximately 310 other IPO issuers were named as defendants in similar class action complaints (together, the “IPO Allocation Actions”). On August 8, 2001, Chief Judge Michael Mukasey of the U.S. District Court for the Southern District of New York issued an order that transferred all of the IPO Allocation Actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings (Case No. 21 MC 92). The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages, attorneys’ and expert fees and other unspecified costs. In October of 2002, the individual director and officer defendants of the Company were dismissed from the case without prejudice. In October of 2004, the District Court certified a class in six of the 310 actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Company’s action is not one of the focus cases. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification with respect to the focus cases and remanded the matter for further consideration. In September 2007, discovery moved forward in the focus cases and plaintiff filed and amended complaints against the focus case issuer and underwriter defendants. Defendants in the focus cases filed motions to dismiss the second amended complaints in November 2007, and filed their oppositions to plaintiffs’ motion for class certification in December 2007. The Company intends to defend itself vigorously in this matter. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

Commencing on August 4, 2003, the Company filed suit against The SCO Group, Inc. (“SCO”) in the U.S. District Court for the District of Delaware seeking a declaratory judgment that the Company is not infringing any of SCO’s intellectual property rights (Civil Action No. 03-722-SLR). In addition, the Company has asserted claims against SCO under Delaware and federal law, including deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, trade libel and violations of the Lanham Act. The Company contends that SCO has made false and misleading public statements in alleging that software code, in which SCO claims to own copyrights and trade secrets, was misappropriated and incorporated into the Company’s product and that SCO has threatened legal action. On September 15, 2003, SCO filed a motion to dismiss contending, among other things, that no actual controversy exists and that the declaratory judgment that the Company seeks would not be warranted. On April 6, 2004, the Court denied SCO’s motion to dismiss but stayed further action in the case pending resolution of litigation underway in the U.S. District Court for the District of Utah between SCO and IBM. On April 20, 2004, Red Hat filed a motion for reconsideration contending that a stay based on the Utah case would be inappropriate. On March 31, 2005, the Court denied the Company’s motion to reconsider but extended to the Company the right to renew the motion should matters

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

materially change in the SCO v. IBM litigation. SCO filed for bankruptcy protection in the District of Delaware on September 14, 2007, and on September 17, 2007 SCO filed a Notice in the pending case referencing the automatic stay in bankruptcy and asking the court to take the case off its active calendar. On October 15, 2007, SCO filed a schedule in the bankruptcy proceeding, listing Red Hat’s claim as disputed and unliquidated. On April 18, 2008, Red Hat filed a proof-of-claim in the bankruptcy proceeding.

In the summer of 2004, 14 class action lawsuits were filed against the Company and several of its former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of North Carolina. In each of the actions, plaintiffs seek to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arise in connection with the Company announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs assert that certain former officers (the “Individual Defendants”) and the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), and Rule 10b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs seek unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in the Company’s common stock, disgorgement by the Company’s chief executive officer and former chief financial officer of certain compensation and profits from trading in the Company’s common stock pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 and other relief. As of September 8, 2004, all of these class action lawsuits were consolidated into a single action referenced as Civil Action No. 5:04-CV-473BR and titled In re Red Hat, Inc. Securities Litigation. On May 6, 2005, the plaintiffs filed an amended consolidated class action complaint. On July 29, 2005, the Company, on behalf of itself and the Individual Defendants, filed a motion to dismiss the action for failure to state a claim upon which relief may be granted. Also on that date, PricewaterhouseCoopers LLP (“PwC”), another defendant, filed a separate motion to dismiss. On May 12, 2006, the Court issued an order granting the motion to dismiss the Securities Exchange Act claims against several of the Individual Defendants, but denying the motion to dismiss the Securities Exchange Act claims against the Company, its former chief executive officer and chief financial officer. The Court dismissed the claims under the Sarbanes-Oxley Act in their entirety, and also granted PwC’s motion to dismiss. On November 6, 2006, the plaintiffs filed a motion for class certification. Subsequent to the filing of that motion, several plaintiffs withdrew as potential class representatives, and the Company opposed the certification of the remaining proposed class representatives. On May 11, 2007, the Court entered an order denying class certification and denying all other pending motions as moot. Thereafter, on July 13, 2007 Charles Gilbert filed a renewed motion for appointment as lead plaintiff and approval of selection of lead counsel. On November 13, 2007, the Court entered an Order allowing Gilbert’s motion, appointing him lead plaintiff and adding him as a party plaintiff and appointing lead counsel. On January 14, 2008, Gilbert’s counsel filed a motion to certify the action as a class action and briefing on the motion is proceeding. The Company intends to vigorously defend any remaining claims in this matter. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

On June 26, 2006, FireStar Software, Inc. filed a complaint in the U.S. District Court for the Eastern District of Texas (Civil Action No. 2-06CV-258), alleging that the Company and certain subsidiaries have directly and indirectly infringed FireStar’s U.S. Patent Number 6,101,502 by marketing, distributing, using and offering to provide support services for the JBoss Hibernate software. FireStar filed first, second, third and fourth amended complaints on October 19, 2006, November 8, 2006, June 24, 2007 and March 13, 2008, respectively. The fourth amended complaint seeks, among other relief, compensatory damages, enhanced damages, costs, attorney’s fees

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and injunctive relief. The Company filed its answer to the fourth amended complaint on March 19, 2008. Discovery is currently underway and is scheduled to continue until September 2, 2008. Trial is scheduled to begin on or after January 5, 2009. Based on the Company’s efforts to date, it believes it has meritorious defenses to this matter, and intends to vigorously defend itself. There can be no assurance, however, that the Company will be successful in its defense, and an adverse resolution of the lawsuit could have a material adverse effect on its business, financial position and results of operation, including its ability to continue to commercialize the technologies implicated in the litigation. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

On October 4, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington ( Civil Action No. C07-1587 JLR) against, among others, The Goldman Sachs Group, Inc. and JPMorgan Chase & Co., lead underwriters of the Company’s initial public offering in August 1999. The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the underwriters and certain unnamed officers, directors and principal stockholders exceeded ten percent of the Company’s outstanding common stock from the date of the Company’s initial public offering on August 11, 1999, through at least August 10, 2000. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b) of the Securities Exchange Act of 1934, as amended, and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The Company was named as a nominal defendant in the action. On February 28, 2008, plaintiff filed an amended complaint asserting substantially similar claims as those set forth in the initial complaint.

On October 9, 2007, IP Innovation, LLC and Technology Licensing Corporation filed a complaint in the Eastern District of Texas (Civil Action No. 2-07CV-447) against Red Hat, Inc. and Novell, Inc., alleging direct and indirect infringement of U.S. Patent Nos. 5,072,412, 5,394,521 and 5,533,183. The complaint seeks, among other relief, compensatory damages, enhanced damages and injunctive relief. The Company answered the complaint on February 1, 2008, including counterclaims against plaintiffs for declaratory judgment of invalidity, unenforceability and noninfringement of the patents-in-suit, and the plaintiffs filed a reply to those counterclaims on February 11, 2008. Based on the Company’s efforts to date, it believes it has meritorious defenses to this matter, and intends to vigorously defend itself. There can be no assurance, however, that the Company will be successful in its defense, and an adverse resolution of the lawsuit could have a material adverse effect on its business, financial position and results of operations, including its ability to continue to commercialize the technologies implicated in the litigation. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

On April 21, 2008, DataTern, Inc. filed a complaint in the U.S. District Court for the Eastern District of Texas (Civil Action No. 5-08CV-70) against the Company and one of its subsidiaries as well as 22 other defendants. The complaint alleges direct and indirect infringement of U.S. Patent No. 5,937,402. The complaint seeks, among other relief, compensatory damages, enhanced damages, attorneys’ fees and injunctive relief. A first amended complaint was filed on April 22, 2008. The Company intends to vigorously defend itself. There can be no assurance, however, that the Company will be successful in its defense of the lawsuit, and an adverse resolution of the lawsuit could have a material adverse effect on its business, financial position and results of operations, including its ability to continue to commercialize the technologies implicated in the litigation. The Company is not presently able to reasonably estimate potential losses, if any, related to the complaint.

The Company also experiences other routine litigation in the normal course of its business. The Company believes that the outcome of this routine litigation will not have a material adverse effect on its financial position and results of operations.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—Employee Benefit Plans

401(k) Plan

The Company provides a retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Participants may elect to contribute a portion of their annual compensation to the plan, after complying with certain limitations set by the IRC. Employees are eligible to participate in the plan if they are over 21 years of age. The Company has the option to make contributions to the plan and contributed $4.8 million, $3.2 million and $1.6 million to the plan for the years ended February 29, 2008, February 28, 2007 and February 28, 2006, respectively.

Employee Stock Purchase Plan

In 1999, the Company’s stockholders approved the 1999 Employee Stock Purchase Plan (the “Plan”), under which 1,500,000 shares of the Company’s common stock could be sold to employees. The Plan provides that participants may authorize the Company to withhold up to the lesser of 15% or $12,500 of their earnings on a semi-annual basis, to purchase shares of stock at a price equal to the lesser of 85% of the fair value of the stock as of the first business day of the period or the last business day of the period. The Plan will terminate at the earlier of the date that all 1,500,000 shares have been sold or at June 2, 2009. During the years ended February 28, 2007 and February 28, 2006, 254,000 and 147,000 shares, respectively, of the Company’s common stock were sold under the Plan. The Company’s Board of Directors has indefinitely suspended future offerings under the Plan. No shares were sold under the plan during the year ended February 29, 2008.

NOTE 17—Share and Debenture Repurchase Program

On September 25, 2007, the Company announced that its Board of Directors had authorized a continuation of the Company’s common stock and convertible debenture repurchase program. Under the program, the Company is authorized to repurchase up to an aggregate of $250 million of the Company’s common stock, par value $.0001 per share common stock, and up to $75 million of its 0.5% Convertible Senior Debentures due 2024 from time to time on the open market or in privately negotiated transactions, as applicable. As extended, the program will expire on the earlier of (i) October 31, 2008 or (ii) a determination by the Board of Directors, the Chief Executive Officer or the Chief Financial Officer to discontinue the program. During the fourth quarter of fiscal 2008, the Company repurchased 3,693,500 shares of its common stock under the repurchase program. No debentures were redeemed under the repurchase program. At February 29, 2008, the remaining amount authorized for repurchase of the Company’s stock was $ 183.9 million.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18—Unaudited Quarterly Results

Below are unaudited condensed quarterly results for the year ended February 29, 2008 (in thousands, except per share amounts):

	Year Ended February 29, 2008 Unaudited
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except per share data)
Revenue:
Subscriptions	$121,862	$115,732	$109,172	$103,045
Training and services	19,630	19,649	18,098	15,828

Total subscription and training and services revenue	$141,492	$135,381	$127,270	$118,873
Gross profit	$120,093	$114,455	$107,206	$100,609
Income from operations	$18,171	$19,453	$17,796	$14,952
Other income, net	$18,372	$14,440	$14,030	$13,578
Net income	$22,006	$20,283	$18,157	$16,221
Diluted net income (b)	$22,929	$21,177	$19,050	$17,100
Net income per common share (a):
Basic	$0.11	$0.10	$0.09	$0.08
Diluted	$0.10	$0.10	$0.09	$0.08
Weighted average shares outstanding:
Basic	193,189	194,038	193,634	193,082
Diluted	220,356	221,547	221,688	221,407

(a)	Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per common share.
(b)	Diluted net income is computed by adjusting net income for the interest expense and amortization of debt issuance costs associated with the Debentures, assuming the Debentures were converted to common stock.

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

There were no changes in or disagreements with our accountants on accounting and financial disclosure matters.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter ended February 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We intend to file with the SEC a definitive proxy statement with respect to the Annual Meeting of Stockholders to be held on August 14, 2008. The information under the sections entitled “Board of Directors and Corporate Governance Information,” “Compensation and Other Information Concerning Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” from our definitive proxy statement for the annual meeting of stockholders, which is to be filed with the SEC not later than 120 days after the close of our fiscal year ended February 29, 2008 (the “2008 Proxy Statement”), is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the section entitled “Compensation and Other Information Concerning Executive Officers” and “Board of Directors and Corporate Governance Information” from the 2008 Proxy Statement is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Compensation and Other Information Concerning Executive Officers” from the 2008 Proxy Statement is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the section entitled “Board of Directors and Corporate Governance Information” from the 2008 Proxy Statement is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the sections entitled “Board of Directors and Corporate Governance Information” and “Ratification of Selection of Independent Registered Public Accounting Firm” from the 2008 Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report under “Item 8—Financial Statements and Supplementary Data”:

1. Financial Statements:

Report of Independent Registered Public Accounting Firm	61

Consolidated Balance Sheets at February 29, 2008 and February 28, 2007	63

Consolidated Statements of Operations for the years ended February 29, 2008, February 28, 2007 and February 28, 2006	64

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended February 29, 2008, February 28, 2007 and February 28, 2006	65

Consolidated Statements of Cash Flows for the years ended February 29, 2008, February 28, 2007 and February 28, 2006	66

Notes to Consolidated Financial Statements	67

2. Financial Statement Schedules:

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3. List of Exhibits:

Exhibit No.		Description of Exhibit

3.1+

Third Amended and Restated Certificate of Incorporation, as amended, of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on July 10, 2007 (File no. 001-33162))

3.2+

Amended and Restated By-laws, as amended, of the registrant (incorporated by reference to Exhibit 3.2 to the registrants Registration Statement on Form S-1 filed with the SEC on January 14, 2000 (File no. 333-94775))

4.1+

Specimen certificate representing the common stock of the registrant (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1/A filed with the SEC on July 19, 1999 (File no. 333-94775))

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

4.5+

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

Red Hat, Inc. 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-1 filed with the SEC on June 4, 1999 (File no. 333-80051)

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

Exhibit No.		Description of Exhibit
10.6+*

Restricted Stock Award Agreement by and between the registrant and Matthew Szulik dated June 27, 2001 (incorporated by reference as Exhibit 10.11 to the registrant’s Annual Report filed on Form 10-K with the SEC on May 29, 2003 (File no. 000-26281))

10.7+*

Red Hat, Inc. 1999 Stock Option and Incentive Plan, as Amended and Restated August 2, 2001 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on June 27, 2003 (File no. 000-26281))

10.8+*

Restricted Stock Award Agreement by and between the registrant and Matthew Szulik dated December 17, 2003 (incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report filed on Form 10-K with the SEC on May 14, 2004 (File no. 000-26281))

10.9+*

Letter Agreement by and between registrant and Charles E. Peters, Jr. (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on October 12, 2004 (File no. 000-26281))

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

Letter Agreement by and between registrant and Alex Pinchev dated March 18, 2003 (incorporated by reference to Exhibit 10.27 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on May 16, 2005 (File no. 000-26281))

10.18+	*

Letter Agreement by and between registrant and Michael R. Cunningham dated April 16, 2004 (incorporated by reference to Exhibit 10.29 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on May 16, 2005 no. 000-26281))

10.19+	*

Amendment to Non-Qualified Stock Option Agreement by and between the registrant and Matthew J. Szulik dated effective December 30, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report filed on Form 8-K with the SEC on January 6, 2006 (File No. 000-26281))

Exhibit No.	Description of Exhibit
10.20+*

Amendment to Restricted Stock Award Agreement by and between the registrant and Matthew J. Szulik dated effective December 30, 2005 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report filed on form 8-K with the SEC on January 6, 2006 (File No. 000-26281))

10.21+-

Limited Liability Company Agreement of Open Inventions Network dated November 8, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on January 9, 2006 (File no. 000-26281))

10.22+*	2006 Performance Compensation Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report filed on Form 8-K with the SEC on August 23, 2006 (File no. 000-26281))

10.23+*

Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on August 23, 2006 (File no. 000-26281))

10.24+*	2006 Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report filed on Form 8-K with the SEC September 29, 2006 (File no. 000-26281))

10.25+*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report filed on Form 8-K with the SEC on February 28, 2007 (File No. 001-33162))

10.26+*	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report filed on Form 8-K with the SEC on February 28, 2007 (File No. 001-33162))

10.27+*

Form of Non-Qualified Stock Option Agreement for Executive Employees (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report filed on Form 8-K with the SEC on February 28, 2007 (File No. 001-33162))

10.28+*	Form of Amendment to Equity Awards of Executive (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report filed on Form 8-K with the SEC on February 28, 2007 (File No. 001-33162))

10.29+*

Senior Management Change in Control Severance Policy (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report filed on Form 8-K with the SEC on February 28, 2007 (File No. 001-33162))

10.30+*	Executive Variable Compensation Plan (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report filed on Form 8-K with the SEC on May 16, 2007 (File No. 001-33162))

10.31+*

Form of Restricted Stock Unit Agreement (Non-Executive, U.S. Participants) (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on October 10, 2007 (File No. 001-33162))

10.32+*

Form of Restricted Stock Unit Agreement (Non-Executive, Non U.S. Participants) (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on October 10, 2007 (File No. 001-33162))

10.33+*

Form of Performance Share Unit Agreement Pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report filed on Form 8-K with the SEC on October 15, 2007 (File No. 001-33162))

Exhibit No.		Description of Exhibit
10.34+	*

Agreement between Red Hat, Inc. and Joanne Rohde, dated October 11, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report filed on Form 8-K with the SEC on October 17, 2007 (File No. 001-33162))

10.35+	*

Amendment to Equity Awards between Red Hat, Inc. and Joanne Rohde, dated October 11, 2007 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report filed on Form 8-K with the SEC on October 17, 2007 (File No. 001-33162))

10.36+	*

Executive Employment Agreement, dated December 19, 2007, between Red Hat, Inc. and James M. Whitehurst (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on January 9, 2008 (File No. 001-33162))

10.37+	*

Executive Base Salaries and Target Bonus Amounts for the fiscal year ending February 28, 2009 under Red Hat, Inc.’s Executive Variable Compensation Plan (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report filed on Form 8-K with the SEC on April 28, 2008 (File No. 001-33162))

10.38*		Form of Amendment to Performance Share Unit Agreement

10.39*		Form of 2004 Long-Term Incentive Plan Director Deferred Stock Unit Agreement

10.40*		Executive Transition Agreement between Red Hat, Inc. and Matthew J. Szulik dated February 28, 2008

10.41*		Non-Executive Chairman Agreement between Red Hat, Inc. and Matthew J. Szulik dated February 28, 2008

10.42*		2008 Independent Director Compensation Plan

21.1		Subsidiaries of Red Hat, Inc.

23.1		Consent of PricewaterhouseCoopers LLP

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

Date: April 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JAMES M. WHITEHURST James M. Whitehurst	President, Chief Executive Officer and Director (principal executive officer)	April 29, 2008

/S/ CHARLES E. PETERS, JR. Charles E. Peters, Jr.	Executive Vice President and Chief Financial Officer (principal financial officer)	April 29, 2008

/S/ MARK E. COOK Mark E. Cook	Vice President Finance and Controller (principal accounting officer)	April 29, 2008

/S/ W. STEVE ALBRECHT W. Steve Albrecht	Director	April 29, 2008

/S/ MARYE ANNE FOX Marye Anne Fox	Director	April 29, 2008

/S/ NARENDRA GUPTA Narendra Gupta	Director	April 29, 2008

/S/ WILLIAM S. KAISER William S. Kaiser	Director	April 29, 2008

/S/ HENRY HUGH SHELTON Henry Hugh Shelton	Director	April 29, 2008

/S/ MATTHEW J. SZULIK Matthew J. Szulik	Chairman of the Board of Directors	April 29, 2008