Form 10-Q
period 2008-05-31
RED HAT INC
filed 2008-07-10
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

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

As of June 30, 2008, there were 191,333,437 shares of common stock outstanding.

RED HAT, INC.

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands—except share and per share amounts)

	May 31, 2008 (Unaudited)	February 29, 2008
ASSETS
Current assets:
Cash and cash equivalents	$610,540	$677,720
Investments in debt securities, short-term	285,535	312,442
Accounts receivable, net of allowances for doubtful accounts of $2,205 and $2,211, respectively	114,975	127,002
Prepaid expenses and other current assets	85,708	75,192

Total current assets	1,096,758	1,192,356
Property and equipment, net of accumulated depreciation and amortization of $78,069 and $72,132, respectively	73,341	68,557
Goodwill	358,335	340,314
Identifiable intangibles, net	112,832	93,823
Investments in debt securities, long-term	453,073	341,781
Other assets, net	43,007	43,151

Total assets	$2,137,346	$2,079,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,932	$17,341
Accrued expenses	46,993	43,260
Deferred revenue	351,242	339,088
Convertible debentures	570,000	570,000
Other current obligations	1,001	59

Total current liabilities	981,168	969,748
Deferred lease credits	4,844	4,977
Long-term deferred revenue	140,582	133,805
Other long-term obligations	19,359	20,261
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 206,695,339 and 205,731,732 shares issued, and 191,291,238 and 190,859,696 shares outstanding at May 31, 2008 and February 29, 2008, respectively	21	21
Additional paid-in capital	1,208,585	1,170,328
Accumulated deficit	(10,912)	(28,202)
Treasury stock at cost, 15,404,101 and 14,872,036 shares at May 31, 2008 and February 29, 2008, respectively	(202,093)	(192,946)
Accumulated other comprehensive gain (loss)	(4,208)	1,990

Total stockholders’ equity	991,393	951,191

Total liabilities and stockholders’ equity	$2,137,346	$2,079,982

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands—except per share amounts)

(Unaudited)

	Three Months Ended
	May 31, 2008	May 31, 2007
Revenue:
Subscriptions	$130,694	$103,045
Training and services	25,941	15,828

Total subscription and training and services revenue	156,635	118,873

Cost of subscription and training and services revenue:
Cost of subscriptions	8,957	7,601
Cost of training and services	17,472	10,663

Total cost of subscription and training and services revenue	26,429	18,264

Gross profit	130,206	100,609
Operating expense:
Sales and marketing	59,271	46,209
Research and development	28,911	21,787
General and administrative	22,114	17,661

Total operating expense	110,296	85,657

Income from operations	19,910	14,952
Other income, net	10,020	13,578
Interest expense	(1,586)	(1,495)

Income before provision for income taxes	28,344	27,035
Provision for income taxes	11,054	10,814

Net income	$17,290	$16,221

Basic net income per common share	$0.09	$0.08

Diluted net income per common share	$0.08	$0.08

Weighted average shares outstanding
Basic	190,779	193,082
Diluted	218,853	221,407

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	May 31, 2008	May 31, 2007
Cash flows from operating activities:
Net income	$17,290	$16,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,097	7,234
Deferred income taxes	8,767	8,330
Share-based compensation expense	10,561	8,386
Excess tax benefits from share-based payment arrangements	(8,967)	(12,610)
Amortization of debt issuance costs	752	752
Provision for (recovery of) doubtful accounts	(151)	582
Other	(40)	—
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable	19,320	(3,917)
Prepaid expenses and other current assets	(5,003)	(738)
Accounts payable	(5,570)	(4,223)
Accrued expenses	1,986	(1,764)
Deferred revenue	15,454	21,564
Other assets	(134)	(92)

Net cash provided by operating activities	63,362	39,725

Cash flows from investing activities:
Purchase of investment securities available-for-sale	(305,646)	(341,175)
Proceeds from sales and maturities of investment securities available-for-sale	216,534	215,480
Acquisitions of businesses, net of cash acquired	(43,750)	(11,784)
Purchase of developed technologies and other intangible assets	(1,615)	(3,488)
Purchase of property and equipment	(9,522)	(6,407)

Net cash used in investing activities	(143,999)	(147,374)

Cash flows from financing activities:
Excess tax benefits from share-based payment arrangements	8,967	12,610
Proceeds from exercise of common stock options	11,447	3,074
Purchase of treasury stock	(9,147)	—
Structured stock repurchase	1,989	—
Proceeds from other borrowings	66	2,898
Payments on other borrowings	(23)	(666)

Net cash provided by financing activities	13,299	17,916

Effect of foreign currency exchange rates on cash and cash equivalents	158	(122)
Net decrease in cash and cash equivalents	(67,180)	(89,855)
Cash and cash equivalents at beginning of period	677,720	527,239

Cash and cash equivalents at end of period	$610,540	$437,384

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

NOTE 2—Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three months ended May 31, 2008 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months ended May 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2009. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting. For further information, see the Company’s Consolidated Financial Statements, including notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008.

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

Impairment of Goodwill and Long-Lived Assets

The Company tests goodwill for impairment annually in accordance with Statement of Financial Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires goodwill be tested at least annually using a two-step process that begins with identifying potential impairment. Potential impairment is identified if the fair value of the reporting unit to which goodwill applies is less than the recognized or book value of the related reporting entity, including such goodwill. Where the book value of a reporting entity, including related goodwill, is greater than the reporting entity’s fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. For the three months ended May 31, 2008 and May 31, 2007, the Company did not identify any potential impairment related to its goodwill.

The Company evaluates the recoverability of its property and equipment and other assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. The Company performs this assessment whenever events or changes in circumstances indicate an impairment may have occurred. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets. No significant impairment losses were recognized by the Company for the three months ended May 31, 2008 and May 31, 2007.

Cash and Cash Equivalents

The Company considers investments purchased with a maturity period of three months or less at the date of purchase to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s estimate of the amount of probable credit losses in the Company’s existing

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

accounts receivable. The Company determines the allowance based on historical write-off experience and by industry and regional economic data. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered. The Company does not have off-balance-sheet credit exposure related to its customers. Accounts receivable includes earnings in excess of billings of $1.9 million and $1.3 million at May 31, 2008 and February 29, 2008, respectively.

Investments in Debt Securities

The Company’s investments at May 31, 2008 and February 29, 2008 are in debt securities which are classified as available for sale and carried at market value in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. These investments are classified as either a cash equivalent, current asset (Investments in debt securities-current) or long-term asset (Investments in debt securities-long-term) based on their time to maturity. Investments with a maturity date of one year or less from the balance sheet date are classified as a current asset and those with a maturity date of greater than one year are classified as a long-term asset. The weighted average maturity period of the Company’s investment in debt securities was 1.0 year at May 31, 2008 and 0.4 years at February 29, 2008.

The Company’s investments are considered available for sale as these securities are available for sale at any time in response to needs for liquidity, changes in the availability of and the yield on alternative instruments or changes in funding sources or terms. The following table summarizes the Company’s average total return and resulting unrealized gain or loss related to these investments which is recorded as other comprehensive income, a separate component of stockholders’ equity (in thousands).

	Three Months Ended May 31, 2008	Three Months Ended May 31, 2007
Unrealized loss on available-for-sale securities during the period	$4,848	$864
Average rate of total return on investment portfolio	3.4%	4.8%

Fair Value Measurements

Effective March 1, 2008, the Company adopted Statement No. 157, Fair Value Measurements (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Accordingly, the Company adopted the provisions of SFAS 157 with respect to only its financial assets and financial liabilities. The adoption of SFAS 157 did not impact the Company’s results of operations, but rather, provided the Company with a framework for measuring fair value and enhanced the Company’s disclosures about fair value measurements.

Under SFAS 157, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

Level 1- Quoted prices in active markets for identical assets or liabilities.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Level 2- Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3- Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As described above, the Company’s investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. Investments with effective maturities of 90 days or less from the balance sheet date are classified as cash equivalents. Investments with remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than twelve months from the balance sheet date are classified as long-term investments. At May 31, 2008, our available for sale, cash, short and long-term investments were recognized at fair value which was determined based upon quoted market prices.

Unrealized gains and temporary losses on investments classified as available for sale are included within accumulated other comprehensive income, net of any related tax effect. Upon realization, such amounts are reclassified from accumulated other comprehensive income to investment income. Realized gains and losses and other than temporary impairments, if any, are reflected in the statements of operations as other income, net.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the composition and fair value hierarchy of the Company’s investments at May 31, 2008 (in thousands):

	As of May 31, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents: (1)
Money markets	$504,947	$504,947	$—	$—
Treasuries	17,448	17,448	—	—
Certificate of deposit	32,387	—	32,387	—
Marketable securities:
Commercial paper	23,938	—	23,938	—
Agencies	506,900	—	506,900	—
Corporates	193,983	—	193,983	—
Foreign currency derivatives (2)	(89)	—	(89)	—

Total	$1,279,514	$522,395	$757,119	$—

(1)	Included in cash and cash equivalents in the Company’s Consolidated Balance Sheet at May 31, 2008, in addition to $55.8 million of cash
(2)	Included in accrued expenses in the Company’s Consolidated Balance Sheet at May 31, 2008

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the composition and fair value hierarchy of the Company’s investments at February 29, 2008 (in thousands):

	As of February 29, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents: (1)
Money markets	$514,925	$514,925	$—	$—
Treasuries	37,519	37,519	—	—
Certificate of deposit	37,904	—	37,904	—
Marketable securities:
Commercial paper	36,793	—	36,793	—
Agencies	483,687	—	483,687	—
Corporates	164,655	—	164,655	—
Foreign currency derivatives (2)	388	—	388	—

Total	$1,275,871	$552,444	$723,427	$—

(1)	Included in cash and cash equivalents in the Company’s Consolidated Balance Sheet at February 29, 2008, in addition to $87.4 million of cash
(2)	Included in other current assets in the Company’s Consolidated Balance Sheet at February 29, 2008

The following table represents the Company’s financial assets and liabilities measured at fair value as of May 31, 2008 (in thousands):

As of May 31, 2008	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Balance Sheet Classification
		Gains	Losses		Cash Equivalent Marketable Securities	Short-term Marketable Securities	Long-term Marketable Securities
Money Markets	$504,947	$—	$—	$504,947	$504,947	$—	$—
Treasury	17,137	312	(1)	17,448	—	—	17,448
Certificate of Deposit	32,387	—	—	32,387	17,101	15,286	—
Commercial Paper	23,939	—	(1)	23,938	18,947	4,991	—
Agencies	506,278	1,812	(1,190)	506,900	—	200,873	306,027
Corporates	194,509	526	(1,052)	193,983	—	64,385	129,598

	$1,279,197	$2,650	$(2,244)	$1,279,603	$540,995	$285,535	$453,073

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table represents the Company’s financial assets and liabilities measured at fair value as of February 29, 2008 (in thousands):

As of February 29, 2008	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Balance Sheet Classification
		Gains	Losses		Cash Equivalent Marketable Securities	Short-term Marketable Securities	Long-term Marketable Securities
Money Markets	$514,925	$—	$—	$514,925	$514,925	$—	$—
Treasury	36,949	579	(9)	37,519	19,964	—	17,555
Certificate of Deposit	37,904	—	—	37,904	16,512	21,392	—
Commercial Paper	36,793	—	—	36,793	20,982	15,811	—
Agencies	480,272	3,424	(9)	483,687	48,877	192,501	242,309
Corporates	163,385	1,753	(483)	164,655	—	82,738	81,917

	$1,270,228	$5,756	$(501)	$1,275,483	$621,260	$312,442	$341,781

Internal Use Software

In accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalized $2.7 million and $2.4 million in costs related to the purchase and development of internal use software for its website, enterprise resource planning system and systems management applications during the three months ended May 31, 2008 and May 31, 2007, respectively. The Company amortizes the costs of computer software developed or acquired for internal use on a straight-line basis over an estimated useful life of five years. The carrying value of internal use software is included in property and equipment on the Consolidated Balance Sheets.

Capitalized Software Costs

Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. As a result of the Company’s practice of releasing source code that it has developed on a weekly basis for unrestricted download on the Internet, there is generally no passage of time between achievement of technological feasibility and the availability of the Company’s product for general release. Therefore, at May 31, 2008 and February 29, 2008 the Company has no internally developed capitalized software costs for products to be sold to third parties.

Property and Equipment

Property and equipment is primarily comprised of furniture, computer equipment, computer software and leasehold improvements which are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives as follows: furniture and fixtures, seven years; computer equipment, four years; computer software, five years; leasehold improvements, over the lesser of the estimated remaining useful life of the asset or the remaining term of the lease. Expenditures for maintenance and repairs are charged to operations as incurred; major expenditures for renewals and betterments are capitalized and depreciated. Property and equipment acquired under capital leases are depreciated over the lesser of the estimated remaining useful life of the asset or the remaining term of the lease.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Share-Based Compensation

Effective March 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), using the modified-prospective transition method. Under the modified-prospective method, compensation costs recognized in each of the three months ended May 31, 2008 and May 31, 2007 includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of March 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation costs for all share-based awards granted on or subsequent to March 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements for the three months ended May 31, 2008 and May 31, 2007 (in thousands):

	Three Months Ended May 31, 2008	Three Months Ended May 31, 2007
Cost of revenue	$681	$582
Sales and marketing	3,996	2,514
Research and development	2,508	2,125
General and administrative	3,376	3,165

Total share-based compensation	$10,561	$8,386

Share-based compensation expense qualifying for capitalization was insignificant for each of the three months ended May 31, 2008 and May 31, 2007. Accordingly, no share-based compensation expense was capitalized during the three months ended May 31, 2008 and May 31, 2007.

During the three months ended May 31, 2008, the Company granted the following share-based awards:

	Three Months Ended May 31, 2008
	Shares and Shares Underlying Awards	Weighted Average Per Share Fair Value
Options	3,225	$6.73
Nonvested shares and share units	418,819	$19.36
Performance share units—target (1)	405,000	$23.85
Deferred share units	762	$22.96

Total awards	827,806	$21.51

(1)	On May 22, 2008, the Board approved a Performance Share Unit Agreement for use with grants of performance share units (“PSUs”) to executive officers under the Red Hat, Inc. 2004 Amended and Restated Long-Term Incentive Plan, as amended, beginning May 2008. During the three months ended May 31, 2008, certain executive officers were awarded a target number of PSUs, and depending on the Company’s financial performance relative to a specified peer group of companies, these executive officers may earn up to 200% of the target number of PSUs over a performance period with three separate performance segments noted below. In respect of the first performance segment, which is the period from March 1, 2008 through February 28, 2009, up to 25% of the maximum number of PSUs may be earned. In respect of the second performance segment, which is the period from March 1, 2008 through February 28, 2010, up to 50% of the maximum number of PSUs (less the amount of PSUs earned in respect of the first performance segment) may be earned. In respect of the third and final performance segment, which is the period from March 1, 2008 through February 28, 2011, up to 100% of the maximum number of PSUs (less the aggregate amount of PSUs earned in respect of the first and second performance segments) may be earned.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Sales and Marketing Expenses

Sales and marketing expenses consist of costs, including salaries, sales commissions and related expenses, such as travel, of all personnel involved in the sales and marketing process. Sales and marketing expenses also include costs of advertising, sales lead generation programs, cooperative marketing arrangements and trade shows. All costs of advertising, including cooperative marketing arrangements, are expensed as incurred. Advertising expense totaled $4.9 million and $5.2 million for the three months ended May 31, 2008 and May 31, 2007, respectively.

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

The Company continues to assess the realizability of its deferred tax assets, which primarily consist of NOL’s from share-based compensation expense deductions in the United States. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As of May 31, 2008, the Company’s net deferred tax asset balance was $108.5 million, of which $42.5 million is offset by a valuation allowance. The Company continues to record a valuation allowance against its deferred tax assets with respect to NOL’s attributable to certain share-based compensation expense deductions related to excess tax benefits recognized prior to the adoption of SFAS 123R, certain foreign NOL’s and an acquired NOL carryforward that is subject to a limitation under Section 382 of the Internal Revenue Code.

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

During the three months ended May 31, 2008, the Company recorded a net tax expense of $11.1 million, which was based on an estimated annual effective rate of 39%. For the three months ended May 31, 2007, the Company recorded a net tax expense of $10.8 million which was based on a then estimated annual effective rate of 40%.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Foreign Currency Translation

The Euro has been determined to be the functional currency for the Company’s European operations and local currencies have been determined to be the functional currencies for the Company’s Asia Pacific and South American operations.

Foreign exchange gains and losses, which result from the process of remeasuring foreign currency transactions into the appropriate functional currency, are included in other income, net in the Company’s Consolidated Statements of Operations. Net foreign exchange losses, included in other income, net, were $0.5 million and $0.3 million for the three months ended May 31, 2008 and May 31, 2007, respectively. The translation of foreign currency financial statements into U.S. Dollars for financial reporting purposes is included in other comprehensive income, which is a separate component of stockholders’ equity.

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

The Company performs credit evaluations to reduce credit risk and generally requires no collateral from its customers. Management estimates the allowance for uncollectible accounts based on their historical experience and credit evaluation. The Company’s standard credit terms are net 30 days in the U.S., net 45 days in EMEA, and range from net 30 to net 60 days in Asia Pacific. One customer accounted for 12% and 11% of the Company’s accounts receivable at May 31, 2008 and February 29, 2008.

For the three months ended May 31, 2008 and May 31, 2007, there were no individually significant customers from which the Company generated revenue.

Net Income Per Common Share

The Company computes net income per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”), Staff Accounting Bulletin No. 98 (“SAB 98”) and Emerging Issues Task Force No. 04-8, The Effect of Contingently Convertible Instruments on Diluted EPS. Under the provisions of SFAS 128 and SAB 98, basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income adjusted for interest expense and amortization of debt issuance costs associated with the convertible debentures, by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of shares issuable upon the exercise of stock options and convertible securities such as the Company’s convertible debentures. Diluted net income per share for the three months ended May 31, 2008 and May 31, 2007, assumes the conversion of the convertible debentures using the “if converted” method.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table reconciles the numerators and denominators of the earnings per share calculation for the three months ended May 31, 2008 and May 31, 2007 (in thousands, except per share amounts):

	Three Months Ended
	May 31, 2008	May 31, 2007
Diluted net income per share computation:
Net income	$17,290	$16,221
Interest expense on convertible debt, net of related tax	435	428
Amortization of debt issuance costs, net of related tax	459	451

Net income—diluted	$18,184	$17,100

Weighted average common shares outstanding	190,779	193,082
Incremental shares attributable to assumed exercise of outstanding options and nonvested shares	5,801	6,052
Incremental shares attributable to assumed conversion of convertible debentures	22,273	22,273

Diluted shares	218,853	221,407

Diluted net income per share	$0.08	$0.08

The following shares are not included in the computation of diluted earnings per share because the option prices were greater than the average market price of the Company’s common stock during the related periods and the effect of including such options in the computation would be antidilutive (in thousands):

	Three Months Ended
	May 31, 2008	May 31, 2007
Number of shares considered antidilutive for calculating diluted EPS	3,972	3,161

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

The Company has offices in more than 60 locations around the world. The Company manages its international business on an Americas-wide, EMEA-wide and Asia Pacific-wide basis. The following summarizes revenue, net income (loss) and total assets by geographic segment at and for the three months ended May 31, 2008 and May 31, 2007 (in thousands):

	Americas	EMEA	Asia Pacific	Total
	Three Months Ended May 31, 2008
Revenue from unaffiliated customers	$100,181	$34,941	$21,513	$156,635
Net income (loss)	$17,389	$3,086	$(3,185)	$17,290
Total assets	$1,937,911	$140,341	$59,094	$2,137,346

	Three Months Ended May 31, 2007
Revenue from unaffiliated customers	$78,899	$24,752	$15,222	$118,873
Net income (loss)	$17,829	$(38)	$(1,570)	$16,221
Total assets	$1,727,233	$86,078	$44,297	$1,857,608

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table lists, for the three months ended May 31, 2008 and May 31, 2007, revenue from unaffiliated customers in the United States, the Company’s country of domicile, revenue from unaffiliated customers in Japan, which in terms of revenue, was the only individually material country outside the United States and revenue from other foreign countries.

	Three Months Ended May 31, 2008	Three Months Ended May 31, 2007
United States, the Company’s country of domicile	$90,315	$74,906
Japan	12,276	8,834
Other foreign	54,044	35,133

Total revenue from unaffiliated customers	$156,635	$118,873

Total long-lived assets, other than financial instruments and deferred tax assets located in the United States, the Company’s country of domicile, and similar long-lived assets held outside the United States are summarized in the following table at May 31, 2008 and February 29, 2008:

	May 31, 2008	February 29, 2008
United States, the Company’s country of domicile	$499,155	$461,517
Foreign	74,792	70,760

Total long-lived assets, other than financial instruments and deferred taxes	$573,947	$532,277

Comprehensive Income

The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income for the three months ended May 31, 2008 and May 31, 2007 was as follows (in thousands):

	Three Months Ended
	May 31, 2008	May 31, 2007
Comprehensive income:
Net income	$17,290	$16,221
Foreign currency translation adjustments	(1,350)	(85)
Change in unrealized losses on marketable securities	(4,848)	(864)

Total comprehensive income, net of taxes	$11,092	$15,272

As of May 31, 2008 and February 29, 2008, the Company holds investments in debt securities with an unrealized gain of $0.4 million and $5.3 million, respectively.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS159”). SFAS 159 permits companies to choose to measure certain financial instruments at fair value that are not currently required to be measured at fair value. SFAS 159 was effective for the Company on March 1, 2008. The Company has elected not to measure eligible financial assets and liabilities at fair value. Accordingly, the adoption of SFAS 159 did not have a significant impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS160”). SFAS 160 (i) clarifies the definition of noncontrolling interest, (ii) requires the noncontrolling interest to be reported as a component of equity rather than reported as a liability or in the mezzanine section between liabilities and equity and (iii) changes the presentation on the consolidated statement of operations of the income attributable to the noncontrolling interest. SFAS 160 will be effective for the Company on March 1, 2009. The Company is currently evaluating the impact of adopting SFAS 160, but currently believes there will be no significant impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company is currently evaluating the impact of adopting SFAS 157 with respect to non-financial assets and non-financial liabilities, essentially goodwill and identifiable intangible assets, but does not believe the adoption will have a significant impact on the Company’s consolidated financial statements. The provisions of SFAS 157 will be applied to non-financial assets and non-financial liabilities beginning March 1, 2009.

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

NOTE 3—Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the Company completed its annual impairment test of goodwill as of February 29, 2008 and no goodwill impairment was deemed necessary. The following is a summary of goodwill for the three months ended (in thousands):

Balance at February 29, 2008	$340,314
Add: acquisition of business (1)	18,025
Impact of foreign currency fluctuations and other	(4)

Balance at May 31, 2008	$358,335

(1)	During the three months ended May 31, 2008, goodwill additions represent the excess of purchase price over tangible and identifiable intangible assets of an acquired business which provides the Company additional services capability within the middleware market.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 4—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of purchased technologies, customer and reseller relationships, trademarks, copyrights and patents, which are amortized over the estimated useful life, generally on a straight line basis with the exception of customer contracts and relationships which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit. Useful lives range from three to fifteen years for purchased technologies and customer and reseller relationships and three to ten years for trademarks, copyrights and patents. As of May 31, 2008 and February 29, 2008, trademarks with an indefinite estimated useful life totaled $10.1 million. Amortization expense associated with identifiable intangible assets was $3.7 million and $3.1 million for the three months ended May 31, 2008 and May 31, 2007, respectively. During the three months ended May 31, 2008 the Company acquired a business and technologies which increased its services capabilities in the middleware market resulting in additional identifiable intangible assets of $21.0 million. The following is a summary of identifiable intangible assets (in thousands):

	May 31, 2008			February 29, 2008
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$44,736	$(13,289)	$31,447	$31,382	$(7,251)	$24,131
Purchased technologies	25,473	(9,030)	16,443	24,878	(13,316)	11,562
Customer and reseller relationships	78,271	(13,329)	64,942	69,351	(11,221)	58,130

Total identifiable intangible assets	$148,480	$(35,648)	$112,832	$125,611	$(31,788)	$93,823

NOTE 5—Income Taxes

Income Tax Expense

During the three months ended May 31, 2008, the Company recorded $11.1 million of income tax expense, which resulted in an estimated annual effective tax rate of 39%. The Company’s estimated annual effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes and foreign income taxed at different rates. The provision for income tax expense for the three months ended May 31, 2007 was $10.8 million and was based on a then estimated annual effective tax rate of 40%, which differed from the 35% U.S. federal statutory rate primarily due to state income taxes.

Deferred Taxes

As of May 31, 2008, the Company’s net deferred tax asset balance was $108.5 million, of which $42.5 million is offset by a valuation allowance. Deferred tax assets consist primarily of NOL’s from stock-based compensation expense deductions in the U.S. The Company provides a valuation allowance against its net deferred tax assets with respect to NOL’s attributable to certain stock-based compensation expense deductions related to excess tax benefits recognized prior to the adoption of SFAS 123R, certain foreign NOL’s and an acquired NOL carryforward that is subject to a limitation under Section 382 of the Internal Revenue Code. The U.S. net deferred tax asset attributable to U.S. NOL’s from stock-based compensation expense deductions generated prior to adoption of SFAS 123R are being recognized as, and to the extent that, taxes payable are reduced. As these deferred tax assets attributable to NOL’s from stock-based compensation expense deductions are realized, the benefit of the deferred tax asset is recorded in additional paid in capital. During the three months ended May 31, 2008, the Company credited additional paid in capital of $14.3 million for cash benefits realized from utilization of NOL’s from stock-based compensation expense deductions.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of May 31, 2008, the Company had U.S. federal and state NOL carryforwards of approximately $192.4 million and $167.7 million, respectively. These NOL carryforwards are scheduled to expire in varying amounts beginning in 2020 and 2009 for federal and state income tax purposes, respectively.

Uncertain Tax Positions

In July 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a comprehensive model for recognizing, measuring, presenting and disclosing uncertain income tax positions taken or expected to be taken by the Company on its tax returns. The Company adopted FIN 48 effective March 1, 2007. The Company’s unrecognized tax benefits were $37.5 million as May 31, 2008 and $35.9 million as of February 29, 2008. The Company’s unrecognized tax benefits at May 31, 2008 and February 29, 2008, which, if recognized, would impact its effective tax rate were $15.9 million and $14.3 million, respectively.

During the three months ended May 31, 2008, the amount of unrecognized tax benefits increased by approximately $1.6 million with respect to the continuation in the current period for uncertain tax positions taken during a prior period. The Company anticipates that similar quarterly increases in amount will occur during the next 12 months. The Company does not currently expect any other significant changes in its unrecognized tax benefits for the next 12 months. No settlements of uncertain income tax positions or reductions in long-term obligations related to unrecognized tax benefits occurred during the three months ended May 31, 2008.

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as income tax expense. Accrued interest and penalties related to unrecognized tax benefits totaled $0.9 million and $0.7 million as of May 31, 2008 and February 29, 2008, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of May 31, 2008. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOL’s:

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 6—Commitments and Contingencies

As of May 31, 2008, the Company leased office space and certain equipment under various non-cancelable operating leases. Rent expense under operating leases was $5.4 million and $3.3 million for the three months ended May 31, 2008 and May 31, 2007, respectively.

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

NOTE 7—Legal Proceedings

Red Hat Professional Consulting, Inc., formerly PTI, a wholly owned subsidiary of the Company acquired in February 2001, together with its former directors and some of its former principal shareholders, is a defendant in a suit brought by a former employee in DeKalb County Superior Court in Georgia (Case No. 00-CV-5509-8). The plaintiff asserts, among other things, slander, breach of a shareholder agreement and of various employment agreements and seeks monetary damages. Red Hat Professional Consulting, Inc. has filed an answer, affirmative defenses and counterclaims, denying all liability. All discovery in the matter is complete. On October 31, 2005, a hearing was held on defendants’ Third Motion for Partial Summary Judgment, and the Court granted summary judgment on three of the claims. A pre-trial order was entered in the matter, and it was set for trial on December 11, 2006. However, the Court elected to delay trial for purposes of rehearing plaintiff’s motion for partial summary judgment, and that hearing was held on December 11, 2006. On February 16, 2007, the Court issued an order in favor of plaintiff and against all defendants on plaintiff’s claim that his stock option agreement had been breached. That order does not set forth a remedy. The order was appealed by the Defendants to the Georgia Court of Appeals, which on March 17, 2008, reversed the trial court, vacated the trial court’s order, and remanded for further proceedings. The Company filed a timely motion to reconsider with the Georgia Court of Appeals questioning the line of cases upon which the decision was rendered and the standard the court indicated should be applied by the trial court in determining the issues on remand. That motion was denied. The Company has filed a petition for writ of certiorari in the Georgia Supreme Court, and that petition is under consideration. The Company has been indemnified, subject to certain limitations, in this matter by the former PTI shareholders; however, there is a possibility that any damage award in this case could, if upheld, exceed the limits of such indemnification. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Commencing on or about March 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. Approximately 310 other IPO issuers were named as defendants in similar class action complaints (together, the “IPO Allocation Actions”). On August 8, 2001, Chief Judge Michael Mukasey of the U.S. District Court for the Southern District of New York issued an order that transferred all of the IPO Allocation Actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings (Case No. 21 MC 92). The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages, attorneys’ and expert fees and other unspecified costs. In October of 2002, the individual director and officer defendants of the Company were dismissed from the case without prejudice. In October of 2004, the District Court certified a class in six of the 310 actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Company’s action is not one of the focus cases. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification with respect to the focus cases and remanded the matter for further consideration. In September 2007, discovery moved forward in the focus cases and plaintiff filed and amended complaints against the focus case issuer and underwriter defendants. Defendants in the focus cases filed motions to dismiss the second amended complaints in November 2007, and filed their oppositions to plaintiffs’ motion for class certification in December 2007. The motions to dismiss in the focus cases were granted in part and denied in part, and the issue of class certification is currently pending before the Court. The Company intends to defend itself vigorously in this matter. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

Commencing on August 4, 2003, the Company filed suit against The SCO Group, Inc. (“SCO”) in the U.S. District Court for the District of Delaware seeking a declaratory judgment that the Company is not infringing any of SCO’s intellectual property rights (Civil Action No. 03-722-SLR). In addition, the Company has asserted claims against SCO under Delaware and federal law, including deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, trade libel and violations of the Lanham Act. The Company contends that SCO has made false and misleading public statements in alleging that software code, in which SCO claims to own copyrights and trade secrets, was misappropriated and incorporated into the Company’s product and that SCO has threatened legal action. On September 15, 2003, SCO filed a motion to dismiss contending, among other things, that no actual controversy exists and that the declaratory judgment that the Company seeks would not be warranted. On April 6, 2004, the Court denied SCO’s motion to dismiss but stayed further action in the case pending resolution of litigation underway in the U.S. District Court for the District of Utah between SCO and IBM. On April 20, 2004, Red Hat filed a motion for reconsideration contending that a stay based on the Utah case would be inappropriate. On March 31, 2005, the Court denied the Company’s motion to reconsider but extended to the Company the right to renew the motion should matters materially change in the SCO v. IBM litigation. SCO filed for bankruptcy protection in the District of Delaware on September 14, 2007, and on September 17, 2007 SCO filed a Notice in the pending case referencing the automatic stay in bankruptcy and asking the court to take the case off its active calendar. On October 15, 2007, SCO filed a schedule in the bankruptcy proceeding, listing Red Hat’s claim as disputed and unliquidated. On April 18, 2008, Red Hat filed a proof-of-claim in the bankruptcy proceeding, which is currently pending.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In the summer of 2004, 14 class action lawsuits were filed against the Company and several of its former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of North Carolina. In each of the actions, plaintiffs seek to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arise in connection with the Company announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs assert that certain former officers (the “Individual Defendants”) and the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), and Rule 10b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs seek unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in the Company’s common stock, disgorgement by the Company’s chief executive officer and former chief financial officer of certain compensation and profits from trading in the Company’s common stock pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 and other relief. As of September 8, 2004, all of these class action lawsuits were consolidated into a single action referenced as Civil Action No. 5:04-CV-473BR and titled In re Red Hat, Inc. Securities Litigation. On May 6, 2005, the plaintiffs filed an amended consolidated class action complaint. On July 29, 2005, the Company, on behalf of itself and the Individual Defendants, filed a motion to dismiss the action for failure to state a claim upon which relief may be granted. Also on that date, PricewaterhouseCoopers LLP (“PwC”), another defendant, filed a separate motion to dismiss. On May 12, 2006, the Court issued an order granting the motion to dismiss the Securities Exchange Act claims against several of the Individual Defendants, but denying the motion to dismiss the Securities Exchange Act claims against the Company, its former chief executive officer and chief financial officer. The Court dismissed the claims under the Sarbanes-Oxley Act in their entirety, and also granted PwC’s motion to dismiss. On November 6, 2006, the plaintiffs filed a motion for class certification. Subsequent to the filing of that motion, several plaintiffs withdrew as potential class representatives, and the Company opposed the certification of the remaining proposed class representatives. On May 11, 2007, the Court entered an order denying class certification and denying all other pending motions as moot. Thereafter, on July 13, 2007 Charles Gilbert filed a renewed motion for appointment as lead plaintiff and approval of selection of lead counsel. On November 13, 2007, the Court entered an Order allowing Gilbert’s motion, appointing him lead plaintiff and adding him as a party plaintiff and appointing lead counsel. On January 14, 2008, Gilbert’s counsel filed a motion to certify the action as a class action. The Company intends to vigorously defend any remaining claims in this matter. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

On June 26, 2006, FireStar Software, Inc. filed a complaint in the U.S. District Court for the Eastern District of Texas (Civil Action No. 2-06CV-258), alleging that the Company and certain subsidiaries have directly and indirectly infringed FireStar’s U.S. Patent Number 6,101,502 by marketing, distributing, using and offering to provide support services for the JBoss Hibernate software. FireStar filed first, second, third and fourth amended complaints on October 19, 2006, November 8, 2006, June 24, 2007 and March 13, 2008, respectively. The fourth amended complaint sought, among other relief, compensatory damages, enhanced damages, costs, attorney’s fees and injunctive relief. The patent in suit was assigned by FireStar to DataTern, Inc., an affiliate of Amphion Innovations PLC. On June 6, 2008, the parties entered into a settlement agreement which provided for a dismissal of the complaint and a license of the patent in suit. Pursuant to the settlement agreement, the complaint was dismissed with prejudice on June 20, 2008.

On October 4, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington ( Civil Action No. C07-1587 JLR) against, among others,

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Goldman Sachs Group, Inc. and JPMorgan Chase & Co., lead underwriters of the Company’s initial public offering in August 1999. The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the underwriters and certain unnamed officers, directors and principal stockholders exceeded ten percent of the Company’s outstanding common stock from the date of the Company’s initial public offering on August 11, 1999, through at least August 10, 2000. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b) of the Securities Exchange Act of 1934, as amended, and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The Company was named as a nominal defendant in the action. On February 28, 2008, plaintiff filed an amended complaint asserting substantially similar claims as those set forth in the initial complaint. The Court has stayed discovery and ordered that briefing of motions to dismiss begin in July 2008.

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

On April 21, 2008, DataTern, Inc. filed a complaint in the U.S. District Court for the Eastern District of Texas (Civil Action No. 5-08CV-70) against the Company and one of its subsidiaries as well as 22 other defendants. The complaint alleged direct and indirect infringement of U.S. Patent No. 5,937,402. The complaint sought, among other relief, compensatory damages, enhanced damages, attorneys’ fees and injunctive relief. Pursuant to the settlement agreement of June 6, 2008, previously described in connection with the lawsuit brought by FireStar, Inc., this action was dismissed with prejudice on June 17, 2008.

The Company also experiences other routine litigation in the normal course of its business. The Company believes that the outcome of this routine litigation will not have a material adverse effect on its financial position and results of operations.

NOTE 8—Share and Debenture Repurchase Program

On September 25, 2007, the Company announced that its Board of Directors had authorized a continuation of the Company’s common stock and convertible debenture repurchase program. Under the program, the Company is authorized to repurchase up to an aggregate of $250 million of the Company’s common stock, par value $.0001 per share common stock, and up to $75 million of its 0.5% Convertible Senior Debentures due 2024 from time to time on the open market or in privately negotiated transactions, as applicable. As extended, the program will expire on the earlier of (i) October 31, 2008 or (ii) a determination by the Board of Directors, the Chief Executive Officer or the Chief Financial Officer to discontinue the program. During the three months ended May 31, 2008, the Company repurchased 493,403 shares of its common stock under the repurchase program at a total cost of approximately $8.3 million, including commissions. These amounts were recorded as

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

treasury stock on the Company’s Consolidated Balance Sheet. No debentures were redeemed under the repurchase program. At May 31, 2008 and February 29, 2008, the remaining amount authorized for repurchase of the Company’s stock was $175.6 million and $183.9 million, respectively.

From time to time, the Company has entered into, and may in the future enter into, structured stock repurchase transactions with financial institutions as part of the stock repurchase program. Such transactions may require upfront payments to the counter-party financial institution and may result in either the receipt of stock or cash, depending on the market price of the stock at the maturity of the agreement. During the three months ended May 31, 2008, the Company entered into $25.0 million of structured stock repurchase transactions which matured and settled during the period. These transactions resulted in the Company receiving $25.0 million of its investment returned with a premium of $2.0 million which was recorded as additional paid-in capital.

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

Revenue.    For the three months ended May 31, 2008, total revenue increased 31.8% or $37.8 million to $156.6 million from $118.9 million for the three months ended May 31, 2007. This increase resulted primarily from an increasing level of adoption of Red Hat Enterprise Linux as a primary computing platform by the larger enterprise customers, as well as growing penetration of the small and mid-sized business market and increased adoption of other Red Hat enterprise technologies. The success of our business model is influenced by the acceptance and widespread deployment of our open source technologies, our ability to provide additional value to our customers in the form of additional technology infrastructure, new product innovation and by providing customers additional services.

Deferred Revenue.    Our deferred revenue, current and long-term, balance at May 31, 2008 was $491.8 million. Because of our subscription model and revenue recognition policies, deferred revenue improves predictability of future revenue. Deferred revenue at May 31, 2008 increased 4.0% as compared to the balance at February 29, 2008 of $472.9 million.

Subscriptions.    Our enterprise technologies are sold under subscription agreements. These agreements typically have a one or three year subscription period. The subscription entitles the end user to maintenance, which generally consists of a specified level of support, as well as security updates, bug fixes, functionality enhancements and upgrades to the technology, when and if available, during the term of the subscription through our integrated management technologies, RHN, JBoss ON and JBoss Support Portal. Our customers have the ability to purchase higher levels of subscriptions that increase the level of support the customer is entitled to receive. Subscription revenue increased for the first quarter of fiscal 2009 and has increased each quarter of fiscal 2008, 2007 and 2006 and is being driven primarily by the increased market acceptance and use of open source software by the enterprise and our expansion of sales channels and geographic footprint during these periods.

Revenue by geography.    We operate our business in three geographic regions: the Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Japan, Singapore, India, Australia, South Korea and China). For the three months ended May 31, 2008, approximately $66.3 million or 42.3% of our revenue was generated outside the United States compared to approximately $44.0 million or 37.0% for the three months ended May 31, 2007. Our international operations are expected to continue increasing as our international sales force and channels become more mature and as we enter new locations or expand our presence in existing locations. As of May 31, 2008, we had offices in more than 60 locations throughout the world.

Gross profit margin.    Gross profit margin decreased slightly as a result of a slight reduction in subscription revenue as a percentage of total revenue. Subscription revenue as a percentage of total revenue decreased to 83.4% for the three months ended May 31, 2008 from 86.7% for the same period ended May 31, 2007 as we continue to invest in our services business. However, gross profit margin on subscriptions continued to increase, growing from 92.6% for the three months ended May 31, 2007 to 93.1% for the three months ended May 31, 2008. Gross profit margin on services and training revenue remained unchanged at 32.6% for each of the three months ended May 31, 2007 and May 31, 2008.

Income from operations.    Operating income was 12.7% and 12.6% of total revenue for the three months ended May 31, 2008 and May 31, 2007, respectively. The increase in operating income as a percentage of revenue is a result of a slight decrease in operating expenses as a percentage of revenue. Operating expense as a percentage of revenue decreased 1.7% to 70.4% for the three months ended May 31, 2008 from 72.1% for the three months ended May 31, 2007. The reduction in operating expenses as a percentage of revenue is due to both efficiencies realized in our general and administrative functions and timing of sales and marketing events. Partially offsetting reductions in sales and marketing and general and administrative expenses were continued investments in research and development which increased as a percentage of revenue from 18.3% for the three months ended May 31, 2007 to 18.5% for the three months ended May 31, 2008.

Cash, cash equivalents, investments in debt securities and cash flow from operations.    Cash, cash equivalents and short-term and long-term investments in debt securities balances at May 31, 2008 totaled $1.35 billion. During the three months ended May 31, 2008, we generated $63.4 million in cash flow from operations primarily related to the increase in sales of subscriptions during the period. Our significant cash balance gives us a measure of flexibility to take advantage of opportunities such as acquisitions, increasing investment in international areas and purchasing our own common stock and debt securities.

In our fiscal year ended February 29, 2008, we focused on, and expect in fiscal 2009 to continue to focus on, among other things, (i) gaining widespread acceptance and deployment by the enterprise of our Red Hat enterprise technologies, (ii) generating increasing subscription revenue by renewing subscriptions and providing additional value to our customers and by growing the number of enterprise technologies that comprise our open source architecture and (iii) generating increased revenue by providing additional systems management, developer and other services as well as from additional market penetration through a broader and deeper set of channel partner relationships, including OEMs, and our own international expansion, among other means.

Business combinations.    On March 13, 2008, we announced our acquisition of Amentra, a provider of systems integration services for SOA, business process management, systems development and enterprise data solutions. The acquisition of Amentra provides a solutions-oriented depth to our middleware business. Operating results related to Amentra activities since acquisition are included in our consolidated financial statements for the three months ended May 31, 2008.

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

Impairment of goodwill and other long-lived assets

We test goodwill for impairment annually in accordance with Statement of Financial Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires goodwill be tested at least annually using a two-step process that begins with identifying potential impairment. Potential impairment is identified if the fair value of the reporting unit to which goodwill applies is less than the recognized or book value of the related reporting entity, including such goodwill. Where the book value of a reporting entity, including related goodwill, is greater than the reporting entity’s fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. For the three months ended May 31, 2008 and May 31, 2007 we did not identify any potential impairment related to our goodwill.

We evaluate the recoverability of our property and equipment and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. We perform this assessment whenever events or changes in circumstances indicate an impairment may have occurred. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets. No significant impairment losses were recognized during three months ended May 31, 2008 and May 31, 2007. For further discussion see NOTE 2 to the Consolidated Financial Statements.

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

Deferred taxes and uncertain tax positions

We account for income taxes using the liability method in accordance with Statement of Financial Accounting Standard 109, Accounting for Income Taxes as modified by Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of our assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. During the three months ended May 31, 2008, we recorded a net tax expense of $11.1 million, based on an estimated annual effective tax rate of 39%.

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

We continue to assess the realizability of our deferred tax assets, which primarily consist of NOL’s from share-based compensation expense deductions in the United States. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As of May 31, 2008, the net deferred tax asset balance was $108.5 million, of which $42.5 million is offset by a valuation allowance. We continue to record a valuation allowance against our deferred tax assets with respect to NOL’s attributable to certain share-based compensation expense deductions related to excess tax benefits recognized prior to the adoption of SFAS 123R, certain foreign NOL’s and an acquired NOL carryforward that is subject to a limitation under Section 382 of the Internal Revenue Code. It is our policy to invest the earnings of foreign subsidiaries indefinitely outside the U.S. From time to time however, we remit a portion of these earnings to the extent we do not incur additional U.S. tax and it is otherwise feasible.

Our effective tax rate could be affected by, among other things, changes in the mix of earnings and losses in countries with differing statutory tax rates and certain share-based compensation expenses arising from SFAS 123R.

In July 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a comprehensive model for recognizing, measuring, presenting and disclosing uncertain income tax positions taken or expected to be taken by us on our tax returns. We adopted FIN 48 effective March 1, 2007. Our unrecognized tax benefits were $37.5 million as May 31, 2008 and $35.9 million as of February 29, 2008. Our unrecognized tax benefits at May 31, 2008 and February 29, 2008, which, if recognized, would impact our effective tax rate were $15.9 million and $14.3 million, respectively.

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

RESULTS OF OPERATIONS

Three months ended May 31, 2008 and May 31, 2007

The following table is a summary of our results of operations for the three months ended May 31, 2008 and May 31, 2007 (in thousands):

	Three Months Ended (Unaudited)
	May 31, 2008	May 31, 2007	$ Change	% Change
Revenue:
Subscriptions	$130,694	$103,045	$27,649	26.8%
Training and services	25,941	15,828	10,113	63.9

Total subscription and training and services revenue	156,635	118,873	37,762	31.8

Cost of subscription and training and services revenue:
Cost of subscriptions	8,957	7,601	1,356	17.8
As a % of subscription revenue	6.9%	7.4%
Cost of training and services	17,472	10,663	6,809	63.9
As a % of training and services revenue	67.4%	67.4%

Total cost of subscription and training and services revenue	26,429	18,264	8,165	44.7
As a % of total revenue	16.9%	15.4%

Total gross profit	130,206	100,609	29,597	29.4

Operating expense:
Sales and marketing	59,271	46,209	13,062	28.3
Research and development	28,911	21,787	7,124	32.7
General and administrative	22,114	17,661	4,453	25.2

Total operating expense	110,296	85,657	24,639	28.8

Income from operations	19,910	14,952	4,958	33.2
Other income, net	10,020	13,578	(3,558)	(26.2)
Interest expense	(1,586)	(1,495)	(91)	6.1

Income before provision for income taxes	28,344	27,035	1,309	4.8
Provision for income taxes	11,054	10,814	240	2.2

Net income	$17,290	$16,221	$1,069	6.6%

As a % of total revenue:
Subscription revenue	83.4%	86.7%
Training and services revenue	16.6%	13.3%
Gross profit	83.1%	84.6%
Sales and marketing expense	37.8%	38.9%
Research and development expense	18.5%	18.3%
General and administrative expense	14.1%	14.9%
Total operating expenses	70.4%	72.1%
Income from operations	12.7%	12.6%
Income before provision for income taxes	18.1%	22.7%
Net income	11.0%	13.6%
Estimated annual effective income tax rate	39.0%	40.0%

Revenue

Subscription revenue

Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat enterprise technologies, increased by 26.8% or $27.6 million to $130.7 million for the three months ended May 31, 2008 from $103.0 million for the same period ended May 31, 2007. The increase in subscription revenue is primarily being driven by additional subscriptions and product innovations related to our principal enterprise technologies, which have gained broader market acceptance in mission critical areas of computing, and our international expansion. The increase is, in part, a result of the continued migration of larger enterprises in industries such as financial services, government and telecommunications to our open source platform from a proprietary Unix platform. We expect subscription revenue to continue an upward trend with the increased market acceptance for our offerings and with our continued international expansion.

Training and services revenue

Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees for services received from customers for consulting regarding our offerings, deployment of Red Hat enterprise technologies and for delivery of added functionality to Red Hat enterprise technologies for our major customers and OEM partners. Total training and services revenue increased by 63.9% or $10.1 million to $25.9 million for the three months ended May 31, 2008 from $15.8 million for the same period ended May 31, 2007. Training revenue increased 27.0% or $2.4 million as a result of continued demand for Red Hat Certified Engineers, Technicians and Architects. Additionally, we enabled more resellers to provide our training which increased the availability of training classes. Services revenue increased by 113.0% or $7.7 million primarily as a result of an acquired business servicing the middleware market which provided an additional $6.4 million of consulting revenue. As a result of increased demand for training and continued investment in our services capabilities, training and services revenue increased as a percentage of total revenue to 16.6% for the three months ended May 31, 2008 from 13.3% for the three months ended May 31, 2007.

Cost of revenue

Cost of subscription revenue

The cost of subscription revenue primarily consists of expenses we incur to support, distribute, manufacture and package Red Hat enterprise technologies. These costs include labor related cost to provide technical support and maintenance, as well as cost for fulfillment, physical media, literature, packaging and shipping. Cost of subscription revenue increased by 17.8% or $1.4 million to $9.0 million for the three months ended May 31, 2008 from $7.6 million for the same period ended May 31, 2007. The increase is primarily the result of continued additions to our technical support staff to meet the demands of our growing subscriber base for support and maintenance. As the number of open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will continue to occur at a rate slower than that of subscription revenue growth due to economies of scale.

Cost of training and services revenue

Cost of training and services revenue is mainly comprised of personnel and third party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to various customers. Cost of training and services revenue increased by 63.9% or $6.8 million to $17.5 million for the three months ended May 31, 2008 from $10.7 million for the same period ended May 31, 2007. The cost to deliver training increased 26.1% or $1.5 million and includes increased facilities costs, use of outside contractors to deliver training, and increased employee compensation and travel costs. Costs to deliver our services revenue increased 105.6% or $5.3 million primarily as a result of costs to deliver consulting services related to a business we acquired servicing the middleware market which added $3.6 million to the year over year increase. The remaining increase in costs to deliver services results from increased staffing to meet the growing demand for our existing consulting services. Costs to deliver training and services revenue, as a percentage of training and services revenue was unchanged at 67.4% for the three months ended May 31, 2008 and the three months ended May 31, 2007.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 28.3% or $13.1 million to $59.3 million for the three months ended May 31, 2008 from $46.2 million for the three months ended May 31, 2007. This increase was primarily due to a $12.5 million increase in selling costs of which $7.9 million relates to increased employee compensation, travel and recruiting expenses, primarily due to expansion of our sales force from the prior year. Further, costs related to process and technology infrastructure enhancements and incremental amortization expense related to identifiable intangibles, including licensing agreements, trademarks and customer reseller relationships increased $4.0 million and include $2.0 million related to fees paid to outside contractors as part of our processes and systems transformation project. Marketing costs also increased by $0.6 million primarily related to increased marketing employee compensation costs. Sales and marketing expense, as a percentage of revenue decreased slightly to 37.8% for the three months ended May 31, 2008 from 38.9% for the three months ended May 31, 2007.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased by 32.7% or $7.1 million to $28.9 million for the three months ended May 31, 2008 from $21.8 million for the three months ended May 31, 2007. The increase in research and development costs resulted from both the additional expansion of our engineering group through direct hire and the acquisition of businesses and technologies. Employee compensation increased by $4.9 million. The expansion of our existing engineering group primarily relates to additional engineering resources to support the expansion of our product offerings and the localization of new and existing products into multiple languages. The remaining increase in research and development costs relates to process and technology infrastructure enhancements which increased $2.0 million. Research and development expense was 18.5% and 18.3% of total revenue for the three months ended May 31, 2008 and May 31, 2007, respectively. Investing in research and development has been a priority for Red Hat and we anticipate continued spending as we expand our capabilities in virtualization and other technologies.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, facilities and information systems expense. General and administrative expense increased by 25.2% or $4.5 million to $22.1 million for the three months ended May 31, 2008 from $17.7 million for the three months ended May 31, 2007. Increased headcount across all functions to help the business scale increased employee compensation related costs by $2.3 million. Process and technology infrastructure enhancements including incremental depreciation and amortization charges increased $1.6 million. The remaining increase is primarily increased facilities costs of $0.8 million. General and administrative expense decreased as a percentage of revenue to 14.1% for the three months ended May 31, 2008 from 14.9% for the three months ended May 31, 2007.

Other income, net

Other income, net consists of interest income earned on cash deposits in money market accounts and investments in short and long-term fixed income instruments, net gains realized on the sale of investments and foreign currency transaction and revaluation gains and losses. Other income, net decreased by 26.2% or

$3.6 million to $10.0 million for the three months ended May 31, 2008 from $13.6 million for the three months ended May 31, 2007. The decrease is due to a $3.2 million decrease in interest income. The decrease in interest income is primarily attributable to lower rates of returns on our investment portfolio. For the remainder of fiscal 2009, we anticipate that cash balances will continue to increase, however interest rate yields on our investments are expected to decline, due to an overall lower interest rate environment, resulting in reduced interest income.

Interest expense

Interest expense primarily consists of interest and the related amortization of deferred debt issuance costs associated with the convertible debentures and totaled $1.5 million for each of the three months ended May 31, 2008 and May 31, 2007. Long-term convertible debentures outstanding at May 31, 2008 and February 29, 2008 totaled $570 million.

Income taxes

During the three months ended May 31, 2008, we recorded $11.1 million of income tax expense, which is based on an annual effective tax rate of 39%. Our effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes and foreign income taxed at different rates. During the three months ended May 31, 2007 we recorded $10.8 million of income tax expense, which was based on a then estimated annual effective tax rate of 40%. Our estimated annual effective tax rate for the three months ended May 31, 2007 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

We have historically derived a significant portion of our liquidity and operating capital from cash flows from operations as well as the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and follow-on public offerings, the issuance of convertible debentures and borrowings under working capital lines of credit. At May 31, 2008, we had total cash and investments of $1.35 billion, which was comprised of $610.5 million in cash and cash equivalents, $285.5 million of short-term, fixed-income investments and $453.1 million of long-term, fixed-income investments. This compares to total cash and investments of $1.33 billion at February 29, 2008.

Management believes that we currently have sufficient liquidity with $610.5 million in cash and cash equivalents on hand, and we presently do not intend to liquidate our short and long-term investments prior to their scheduled maturity dates. However, in the event that we did liquidate these investments prior to their scheduled maturities and there were adverse changes in market interest rates or the overall economic environment, we could be required to recognize a realized loss on those investments when we liquidate. At May 31, 2008, we have an unrealized gain of $0.4 million on our investments in debt securities compared to an unrealized gain of $5.3 million at February 29, 2008.

Three months ended May 31, 2008

At May 31, 2008, cash and cash equivalents totaled $610.5 million, a decrease of $67.2 million as compared to February 29, 2008. The decrease in cash and cash equivalents for the three months ended May 31, 2008 is a result of cash used in investing activities related to purchases of investment securities which, net of proceeds from sales and maturities, totaled $89.1 million for the three months ended May 31, 2008. Investments in businesses, technology and property and equipment further reduced cash by $54.9 million. Cash used in investing activities was partially offset by cash generated from operating activities which totaled $63.4 million for the three months ended May 31, 2008 and cash provided by financing activities, primarily proceeds from and excess tax benefits related to employees exercise of common stock options which provided cash totaling $11.4 million and $9.0 million, respectively, for the three month period ended May 31, 2008.

Cash flows from operations

Cash provided by operations of $63.4 million during the three months ended May 31, 2008 includes net income of $17.3 million, adjustments to exclude the impact of non-cash revenues and expenses, which totaled a $29.0 million net source of cash, and changes in working capital, which totaled a $26.1 million net source of cash. Cash provided by changes in operating assets and liabilities for the first quarter of fiscal 2009 was primarily the result of collections on our prior quarter’s significant billings and an increase in our deferred revenue which generated operating cash flow of $19.3 million and $15.5 million, respectively. The increase in deferred revenue is due to growth in billings as we generally bill our customers in advance of subscription periods. This increase in deferred revenue of $15.5 million is net of foreign currency impact and balances acquired from a business purchased during the three months ended May 31, 2008. Partially offsetting these sources of operating cash flow were excess tax benefits of $9.0 million related to share-based compensation, which, since our adoption of SFAS 123R are classified as cash flows from financing activities.

Cash flows from investing

Cash used in investing activities of $144.0 million for the three months ended May 31, 2008 includes purchases of investment securities which totaled $305.6 million, payments (net of cash acquired) related to business acquisitions of $43.8 million, investments in property and equipment, primarily information technology infrastructure of $9.5 million and investments in purchased technology and patents of $1.6 million. Partially offsetting these investments were proceeds from sales and maturities of investment securities of $216.5 million.

Cash flows from financing

Cash provided by financing activities of $13.3 million for the three months ended May 31, 2008 is comprised of $9.0 million from excess tax benefits related to share-based compensation, $11.4 million in proceeds from employees’ exercise of common stock options and $2.0 million from a structured stock repurchase transaction. Partially offsetting cash provided by financing activities were purchases of treasury stock under our previously announced share repurchase program which totaled $8.3 million for the three months ended May 31, 2008 and purchases of treasury shares from employees to satisfy minimum tax withholding obligations of $0.8 million related to restricted share awards vesting during the year three months ended May 31, 2008.

Convertible debentures

As of May 31, 2008, we had $570 million in convertible senior debentures outstanding. The debentures mature on January 15, 2024 and bear interest at a rate of 0.5% per annum, payable semiannually on January 15 and July 15 of each year. The debentures are senior unsecured obligations and rank equally in right of payment with all of our other existing and future unsecured and unsubordinated debt. The debentures are convertible into shares of our common stock under certain circumstances prior to maturity at a conversion rate of 39.0753 shares per $1,000 principal amount of debentures (which represents a conversion price of approximately $25.59 per share) subject to adjustment under certain conditions. We may redeem the debentures, in whole or in part, in cash at any time on or after January 15, 2009. Holders of the debentures may require us to redeem the debentures, in whole or in part, in cash on January 15 of 2009, 2014 and 2019. As a result, the debentures are classified as a current liability as of May 31, 2008. As of May 31, 2008, no debentures were redeemed. Accrued interest to the redemption date will be paid by us in any such redemption. Accrued interest at May 31, 2008 and February 29, 2008 was $1.1 million and $0.4 million, respectively.

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

Given our historically strong operating cash flow and the $1.35 billion of cash and investments held at May 31, 2008, we do not presently anticipate the need to raise cash to fund our operations, either through the sale of additional equity or through the issuance of debt for the foreseeable future. However, we may take advantage of favorable capital market situations that may arise from time to time to raise additional capital.

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

Off-balance sheet arrangements

As of May 31, 2008 and February 29, 2008, we have no off-balance sheet financing arrangements and do not utilize any “structured debt”, “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. We are currently evaluating the impact of adopting SFAS 157 with respect to non-financial assets and non-financial liabilities, essentially goodwill and identifiable intangible assets, but do not believe the adoption will have a significant impact on our consolidated financial statements. We are required to adopt the fair value provisions of SFAS 157 for our goodwill and intangible assets beginning March 1, 2009.

On March 1, 2008 we adopted SFAS 157 for financial assets and financial liabilities. Under SFAS 157, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability, an exit price. The use of fair value to measure investment instruments, with related unrealized and realized gains or losses on investment is a significant component to our consolidated results of operations.

We value our cash and investment instruments by using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets (Level 1) include most U.S. Treasuries and money market securities. We do not adjust the quoted price for such instruments. The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency (Level 2) include investment-grade corporate bonds, commercial paper, agencies, certificate of deposits and foreign currency derivatives. We currently do not own any assets or liabilities measured at fair value on a recurring basis based on unobservable inputs (Level 3). The adoption of this statement had no material effect on our consolidated financial statements for the three months ended May 31, 2008.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments at fair value that are not currently required to be measured at fair value. We adopted SFAS 159 and elected not to measure eligible financial assets and liabilities at fair value. Accordingly, the adoption of SFAS 159 did not have a material impact on our consolidated financial statements.

For further discussion on recent accounting pronouncements see NOTE 2 to the Consolidated Financial Statements.

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

Our convertible debentures are at a fixed interest rate and therefore interest expense is not impacted by a change in rates. The fair market value of the debentures is subject to interest rate risk and market risk due to the convertible feature of the debentures. Generally the fair market value of fixed interest rate debt increases as interest rates fall and decreases as interest rates rise. The fair market value of debt with conversion features permitting conversion into the issuer’s stock, like our debentures, also generally increases as the market price of the underlying stock increases and decreases as the market price falls, assuming constant market interest rates. Interest and market value changes affect the fair market value of our debentures but do not impact our financial position, cash flows or results of operations. The fair value of the debentures was approximately $609.6 million and $568.7 million based on quoted market prices as of May 31, 2008 and February 29, 2008, respectively.

Investment Risk

The fair market value of our investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $8.1 million decrease in the fair value of our available-for-sale investment securities as of May 31, 2008.

Derivative Instruments

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. All derivative instruments are recorded on the Consolidated Balance Sheet at their respective fair market values in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The company has elected not to prepare and maintain the documentation required to qualify as an accounting hedge and, therefore, changes in fair value are recorded in the Consolidated Statements of Operations.

The aggregate notional amount of outstanding forward contracts at May 31, 2008 was $5.5 million. The fair value of these outstanding contracts at May 31, 2008 was a $0.1 million liability and is recorded in accrued expenses on the Consolidated Balance Sheets. The forward contracts generally expire within two months of the period ended May 31, 2008. The forward contracts will settle in Swiss francs, Swedish krona, Czech koruna and US dollars.

The aggregate notional amount of outstanding forward contracts at February 29, 2008 was $16.7 million. The fair value these contracts at February 29, 2008 was a $0.4 million asset and is included in prepaid expenses and other current assets on our Consolidated Balance Sheets.

Foreign Currency Risk

Approximately 42.3% of our revenue for the three months ended May 31, 2008 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies. Using the average foreign currency exchange rates from fiscal 2008, our revenue from non-U.S. operations for the three months ended May 31, 2008 would have been lower than we reported using the exchange rates for fiscal 2009 by approximately $5.5 million. Additionally, the assets and liabilities of our non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, while related revenue and expense accounts of these operations are translated at average exchange rates during the month in which related transactions occur. Translation gains and losses are included as an adjustment to stockholders’ equity and included in other comprehensive income. For further discussion, see NOTE 2 to the Consolidated Financial Statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Red Hat Professional Consulting, Inc., formerly PTI, a wholly owned subsidiary of the Company acquired in February 2001, together with its former directors and some of its former principal shareholders, is a defendant in a suit brought by a former employee in DeKalb County Superior Court in Georgia (Case No. 00-CV-5509-8). The plaintiff asserts, among other things, slander, breach of a shareholder agreement and of various employment agreements and seeks monetary damages. Red Hat Professional Consulting, Inc. has filed an answer, affirmative defenses and counterclaims, denying all liability. All discovery in the matter is complete. On October 31, 2005, a hearing was held on defendants’ Third Motion for Partial Summary Judgment, and the Court granted summary judgment on three of the claims. A pre-trial order was entered in the matter, and it was set for trial on December 11, 2006. However, the Court elected to delay trial for purposes of rehearing plaintiff’s motion for partial summary judgment, and that hearing was held on December 11, 2006. On February 16, 2007, the Court issued an order in favor of plaintiff and against all defendants on plaintiff’s claim that his stock option agreement had been breached. That order does not set forth a remedy. The order was appealed by the Defendants to the Georgia Court of Appeals, which on March 17, 2008, reversed the trial court, vacated the trial court’s order, and remanded for further proceedings. The Company filed a timely motion to reconsider with the Georgia Court of Appeals questioning the line of cases upon which the decision was rendered and the standard the court indicated should be applied by the trial court in determining the issues on remand. That motion was denied. The Company has filed a petition for writ of certiorari in the Georgia Supreme Court, and that petition is under consideration. The Company has been indemnified, subject to certain limitations, in this matter by the former PTI shareholders; however, there is a possibility that any damage award in this case could, if upheld, exceed the limits of such indemnification. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

Commencing on or about March 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. Approximately 310 other IPO issuers were named as defendants in similar class action complaints (together, the “IPO Allocation Actions”). On August 8, 2001, Chief Judge Michael Mukasey of the U.S. District Court for the Southern District of New York issued an order that transferred all of the IPO Allocation Actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings (Case No. 21 MC 92). The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages, attorneys’ and expert fees and other unspecified costs. In October of 2002, the individual director and officer defendants of the Company were dismissed from the case without prejudice. In October of 2004, the District Court certified a class in six of the 310 actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Company’s action is not one of the focus cases. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification with respect to the focus cases and remanded the matter for further consideration. In September 2007, discovery moved forward in the focus cases and plaintiff filed and amended complaints against the focus case issuer and underwriter defendants. Defendants in the focus cases filed motions to dismiss the second amended complaints in November 2007, and filed their oppositions to plaintiffs’ motion for class certification in December 2007. The motions to dismiss in the focus cases were granted in part and denied in part, and the issue of class certification is currently pending before the Court. The Company intends to defend itself vigorously in this matter. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

Commencing on August 4, 2003, the Company filed suit against The SCO Group, Inc. (“SCO”) in the U.S. District Court for the District of Delaware seeking a declaratory judgment that the Company is not infringing any of SCO’s intellectual property rights (Civil Action No. 03-722-SLR). In addition, the Company has asserted claims against SCO under Delaware and federal law, including deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, trade libel and violations of the Lanham Act. The Company contends that SCO has made false and misleading public statements in alleging that software code, in which SCO claims to own copyrights and trade secrets, was misappropriated and incorporated into the Company’s product and that SCO has threatened legal action. On September 15, 2003, SCO filed a motion to dismiss contending, among other things, that no actual controversy exists and that the declaratory judgment that the Company seeks would not be warranted. On April 6, 2004, the Court denied SCO’s motion to dismiss but stayed further action in the case pending resolution of litigation underway in the U.S. District Court for the District of Utah between SCO and IBM. On April 20, 2004, Red Hat filed a motion for reconsideration contending that a stay based on the Utah case would be inappropriate. On March 31, 2005, the Court denied the Company’s motion to reconsider but extended to the Company the right to renew the motion should matters materially change in the SCO v. IBM litigation. SCO filed for bankruptcy protection in the District of Delaware on September 14, 2007, and on September 17, 2007 SCO filed a Notice in the pending case referencing the automatic stay in bankruptcy and asking the court to take the case off its active calendar. On October 15, 2007, SCO filed a schedule in the bankruptcy proceeding, listing Red Hat’s claim as disputed and unliquidated. On April 18, 2008, Red Hat filed a proof-of-claim in the bankruptcy proceeding, which is currently pending

In the summer of 2004, 14 class action lawsuits were filed against the Company and several of its former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of North Carolina. In each of the actions, plaintiffs seek to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arise in connection with the Company announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs assert that certain former officers (the “Individual Defendants”) and the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), and Rule 10b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs seek unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in the Company’s common stock, disgorgement by the Company’s chief executive officer and former chief financial officer of certain compensation and profits from trading in the Company’s common stock pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 and other relief. As of September 8, 2004, all of these class action lawsuits were consolidated into a single action referenced as Civil Action No. 5:04-CV-473BR and titled In re Red Hat, Inc. Securities Litigation. On May 6, 2005, the plaintiffs filed an amended consolidated class action complaint. On July 29, 2005, the Company, on behalf of itself and the Individual Defendants, filed a motion to dismiss the action for failure to state a claim upon which relief may be granted. Also on that date, PricewaterhouseCoopers LLP (“PwC”), another defendant, filed a separate motion to dismiss. On May 12, 2006, the Court issued an order granting the motion to dismiss the Securities Exchange Act claims against several of the Individual Defendants, but denying the motion to dismiss the Securities Exchange Act claims against the Company, its former chief executive officer and chief financial officer. The Court dismissed the claims under the Sarbanes-Oxley Act in their entirety, and also granted PwC’s motion to dismiss. On November 6, 2006, the plaintiffs filed a motion for class certification. Subsequent to the filing of that motion, several plaintiffs withdrew as potential class representatives, and the Company opposed the certification of the remaining proposed class representatives. On May 11, 2007, the Court entered an order denying class certification and denying all other pending motions as moot. Thereafter, on July 13, 2007 Charles Gilbert filed a renewed motion for appointment as lead plaintiff and approval of selection of lead counsel. On November 13, 2007, the Court entered an Order allowing Gilbert’s motion, appointing him lead plaintiff and adding him as a party plaintiff and appointing lead counsel. On January 14, 2008, Gilbert’s counsel filed a motion to certify the action as a class action. The Company intends to vigorously defend any remaining claims in this matter. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

On June 26, 2006, FireStar Software, Inc. filed a complaint in the U.S. District Court for the Eastern District of Texas (Civil Action No. 2-06CV-258), alleging that the Company and certain subsidiaries have directly and indirectly infringed FireStar’s U.S. Patent Number 6,101,502 by marketing, distributing, using and offering to provide support services for the JBoss Hibernate software. FireStar filed first, second, third and fourth amended complaints on October 19, 2006, November 8, 2006, June 24, 2007 and March 13, 2008, respectively. The fourth amended complaint sought, among other relief, compensatory damages, enhanced damages, costs, attorney’s fees and injunctive relief. The patent in suit was assigned by FireStar to DataTern, Inc., an affiliate of Amphion Innovations PLC. On June 6, 2008, the parties entered into a settlement agreement which provided for a dismissal of the complaint and a license of the patent in suit. Pursuant to the settlement agreement, the complaint was dismissed with prejudice on June 20, 2008.

On October 4, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington ( Civil Action No. C07-1587 JLR) against, among others, The Goldman Sachs Group, Inc. and JPMorgan Chase & Co., lead underwriters of the Company’s initial public offering in August 1999. The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the underwriters and certain unnamed officers, directors and principal stockholders exceeded ten percent of the Company’s outstanding common stock from the date of the Company’s initial public offering on August 11, 1999, through at least August 10, 2000. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b) of the Securities Exchange Act of 1934, as amended, and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The Company was named as a nominal defendant in the action. On February 28, 2008, plaintiff filed an amended complaint asserting substantially similar claims as those set forth in the initial complaint. The Court has stayed discovery and ordered that briefing of motions to dismiss begin in July 2008.

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

On April 21, 2008, DataTern, Inc. filed a complaint in the U.S. District Court for the Eastern District of Texas (Civil Action No. 5-08CV-70) against the Company and one of its subsidiaries as well as 22 other defendants. The complaint alleged direct and indirect infringement of U.S. Patent No. 5,937,402. The complaint sought, among other relief, compensatory damages, enhanced damages, attorneys’ fees and injunctive relief. Pursuant to the settlement agreement of June 6, 2008, previously described in connection with the lawsuit brought by FireStar, Inc., this action was dismissed with prejudice on June 17, 2008.

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

We utilize various types of software licensed from unaffiliated third parties. Aspects of our business could be disrupted if any of the software we license from others or functional equivalents of this software were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case, we would be required to either redesign our products to function with software available from other parties, develop these components ourselves or eliminate the functionality, which would result in increased costs, delays in our product shipments and the release of new product offerings and limit the features available in our current or future products.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding the Company’s purchases of its Common Stock during its first fiscal quarter ended May 31, 2008:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
March 1, 2008—March 31, 2008	494,069	$16.90	493,403	$183.9 million
April 1, 2008—April 30, 2008	37,184	$20.72	—	175.6 million
May 1, 2008—May 31, 2008	812	$22.96	—	175.6 million

Total	532,065	$17.18	493,403	$175.6 million

(1)	During the three months ended May 31, 2008, the Company withheld an aggregate of 38,662 shares of Common stock from employees to satisfy minimum tax withholding obligations relating to the vesting of restricted stock awards. These shares were not withheld pursuant to the program described in Note 2 below.
(2)	On September 25, 2007, the Company announced that its Board of Directors had authorized a continuation of the Company’s Common Stock and Debenture repurchase program that was announced in October 2006. Under the program, the Company is authorized to repurchase up to an aggregate of $250 million of Common Stock and $75 million of Debentures from time to time on the open market or in privately negotiated transactions, as applicable. As extended, the program will expire on the earlier of (i) October 31, 2008 or (ii) a determination by the Board of Directors, the Chief Executive Officer or the Chief Financial Officer to discontinue the program. As of May 31, 2008, the amount remaining available for the repurchase of Common Stock and Debentures under the program were $175.6 million and $75 million, respectively.

ITEM 6.	EXHIBITS

(a) List of Exhibits

Exhibit No.		Description of Exhibit
10.1*+

Form of Performance Share Unit Agreement Pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2008 (File no. 001-33162))

10.2	*	Form of Director Deferred Stock Unit Agreement (Vested)

10.3	*	Form of Director Deferred Stock Unit Agreement (With Vesting)

10.4	*	Form of Director Restricted Stock Agreement

31.1		Certification of the registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of the registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of the Principal Executive Officer and the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Indicates a management contract or compensatory plan, contract or arrangement.
+	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

Date: July 10, 2008	By:	/s/ JAMES M. WHITEHURST
James M. Whitehurst President and Chief Executive Officer (Duly Authorized Officer on Behalf of the Registrant)

RED HAT, INC.

Date: July 10, 2008	By:	/s/ CHARLES E. PETERS, JR.
Charles E. Peters, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

RED HAT, INC.

Date: July 10, 2008	By:	/s/ MARK E. COOK
Mark E. Cook Vice President and Controller (Principal Accounting Officer)