Form 10-Q
period 2008-08-31
RED HAT INC
filed 2008-10-10
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

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

As of October 6, 2008, there were 191,753,476 shares of common stock outstanding.

RED HAT, INC.

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands—except share and per share amounts)

	August 31, 2008 (Unaudited)	February 29, 2008
ASSETS
Current assets:
Cash and cash equivalents	$787,457	$677,720
Investments in debt and equity securities, short-term	274,268	312,442
Accounts receivable, net of allowances for doubtful accounts of $1,993 and $2,211, respectively	110,898	127,002
Prepaid expenses and other current assets	69,201	75,192

Total current assets	1,241,824	1,192,356
Property and equipment, net of accumulated depreciation and amortization of $83,277 and $72,132, respectively	70,803	68,557
Goodwill	359,989	340,314
Identifiable intangibles, net	110,562	93,823
Investments in debt securities, long-term	368,235	341,781
Other assets, net	63,973	43,151

Total assets	$2,215,386	$2,079,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,313	$17,341
Accrued expenses	51,658	43,260
Deferred revenue	346,900	339,088
Convertible debentures	570,000	570,000
Other current obligations	934	59

Total current liabilities	978,805	969,748
Deferred lease credits	4,704	4,977
Long-term deferred revenue	149,959	133,805
Other long-term obligations	19,349	20,261
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 207,140,045 and 205,731,732 shares issued, and 191,725,402 and 190,859,696 shares outstanding at August 31, 2008 and February 29, 2008, respectively	21	21
Additional paid-in capital	1,243,258	1,170,328
Retained earnings (accumulated deficit)	10,226	(28,202)
Treasury stock at cost, 15,414,643 and 14,872,036 shares at August 31, 2008 and February 29, 2008, respectively	(202,312)	(192,946)
Accumulated other comprehensive income	11,376	1,990

Total stockholders’ equity	1,062,569	951,191

Total liabilities and stockholders’ equity	$2,215,386	$2,079,982

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands—except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31, 2008	August 31, 2007	August 31, 2008	August 31, 2007
Revenue:
Subscriptions	$135,709	$109,172	$266,403	$212,217
Training and services	28,674	18,098	54,615	33,926

Total subscription and training and services revenue	164,383	127,270	321,018	246,143

Cost of subscription and training and services revenue:
Cost of subscriptions	9,720	8,492	18,677	16,093
Cost of training and services	17,788	11,572	35,260	22,235

Total cost of subscription and training and services revenue	27,508	20,064	53,937	38,328

Gross profit	136,875	107,206	267,081	207,815
Operating expense:
Sales and marketing	59,566	46,093	118,837	92,302
Research and development	31,728	23,384	60,639	45,171
General and administrative	24,177	19,933	46,291	37,594

Total operating expense	115,471	89,410	225,767	175,067

Income from operations	21,404	17,796	41,314	32,748
Other income, net	14,778	14,030	24,798	27,608
Interest expense	(1,530)	(1,565)	(3,116)	(3,060)

Income before provision for income taxes	34,652	30,261	62,996	57,296
Provision for income taxes	13,514	12,104	24,568	22,918

Net income	$21,138	$18,157	$38,428	$34,378

Basic net income per common share	$0.11	$0.09	$0.20	$0.18

Diluted net income per common share	$0.10	$0.09	$0.18	$0.16

Weighted average shares outstanding
Basic	191,485	193,634	191,132	193,358
Diluted	220,039	221,688	219,472	221,559

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2008	2007	2008	2007
Cash flows from operating activities:
Net income	$21,138	$18,157	$38,428	$34,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,828	8,219	18,925	15,453
Share-based compensation expense	10,870	8,581	21,431	16,967
Deferred income taxes	11,462	9,884	20,229	18,214
Excess tax benefits from share-based payment arrangements	(15,489)	(14,509)	(24,456)	(27,119)
Gain on sale of investments in equity securities	(4,996)	—	(4,996)	—
Amortization of debt issuance costs	752	752	1,504	1,505
Other	55	(39)	(137)	543
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable	2,018	4,162	21,338	245
Prepaid expenses and other current assets	(1,908)	736	(6,910)	—
Accounts payable	(2,404)	2,116	(7,974)	(2,107)
Accrued expenses	7,816	(617)	9,802	(2,382)
Deferred revenue	15,261	11,858	30,714	33,421
Other assets	(137)	(99)	(270)	(193)

Net cash provided by operating activities	54,266	49,201	117,628	88,925

Cash flows from investing activities:
Purchase of investment in debt securities available-for-sale	(26,059)	(167,415)	(331,705)	(508,590)
Proceeds from sales and maturities of investment in debt securities available-for-sale	133,282	193,478	349,816	408,958
Proceeds from sales of investment in equity securities available-for-sale	5,568	—	5,568	—
Acquisitions of businesses, net of cash acquired	(3,052)	—	(46,802)	(11,784)
Purchase of developed technologies and other intangible assets	(727)	(865)	(2,342)	(4,352)
Purchase of property and equipment	(4,430)	(8,375)	(13,952)	(14,782)

Net cash provided by (used in) investing activities	104,582	16,823	(39,417)	(130,550)

Cash flows from financing activities:
Excess tax benefits from share-based payment arrangements	15,489	14,509	24,456	27,119
Proceeds from exercise of common stock options	5,342	5,455	16,789	8,530
Purchase of treasury stock	(219)	(136)	(9,366)	(136)
Structured stock repurchase	—	—	1,989	—
Proceeds from other borrowings	—	—	—	2,898
Payments on other borrowings	(66)	(90)	(23)	(757)

Net cash provided by financing activities	20,546	19,738	33,845	37,654

Effect of foreign currency exchange rates on cash and cash equivalents	(2,477)	1,473	(2,319)	1,351
Net increase (decrease) in cash and cash equivalents	176,917	87,235	109,737	(2,620)
Cash and cash equivalents at beginning of the period	610,540	437,384	677,720	527,239

Cash and cash equivalents at end of the period	$787,457	$524,619	$787,457	$524,619

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

NOTE 2—Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three months and six months ended August 31, 2008 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months and six months ended August 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2009. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting. For further information, see the Company’s Consolidated Financial Statements, including notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008.

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

Impairment of Goodwill and Long-Lived Assets

The Company tests goodwill for impairment annually in accordance with Statement of Financial Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires goodwill be tested at least annually using a two-step process that begins with identifying potential impairment. Potential impairment is identified if the fair value of the reporting unit to which goodwill applies is less than the recognized or book value of the related reporting entity, including such goodwill. Where the book value of a reporting entity, including related goodwill, is greater than the reporting entity’s fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. For the three months and six months ended August 31, 2008 and August 31, 2007, the Company did not identify any potential impairment related to its goodwill.

The Company evaluates the recoverability of its property and equipment and other assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. The Company performs this assessment whenever events or changes in circumstances indicate an impairment may have occurred. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets. No significant impairment losses were recognized by the Company for the three months and six months ended August 31, 2008 and August 31, 2007.

Cash and Cash Equivalents

The Company considers investments purchased with a maturity period of three months or less at the date of purchase to be cash equivalents.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Investments in Debt and Equity Securities

The Company’s investments at August 31, 2008 and February 29, 2008 are in debt and equity securities which are classified as available for sale and carried at market value in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments in debt securities are classified as either a cash equivalent, current asset (Investments in debt and equity securities, short-term) or long-term asset (Investments in debt securities, long-term) based on their time to maturity. Investments with a maturity date of one year or less from the balance sheet date are classified as a current asset and those with a maturity date of greater than one year are classified as a long-term asset. The weighted average maturity period of the Company’s investment in debt securities was 0.8 years at August 31, 2008 and 0.4 years at February 29, 2008.

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

	Three Months Ended		Six Months Ended
	August 31, 2008	August 31, 2007	August 31, 2008	August 31, 2007
Debt securities:
Unrealized gains (loss) on available-for-sale debt securities during the period	$(1,955)	$1,374	$(6,803)	$511
Average rate of total return on investment in debt securities portfolio	3.2%	5.6%	3.4%	5.2%
Equity securities:
Unrealized gains on available-for-sale equity securities during the period (1)	$14,102	$—	$14,102	$—

(1)	Investments in equity securities available-for-sale at August 31, 2008 are the result of an initial public offering (“IPO”) of Rackspace Inc. which was completed August 8, 2008. Prior to Rackspace Inc. completing its IPO, the Company accounted for its investment in Rackspace Inc. on a lower of cost or market basis, which totaled $2.2 million at February 29, 2008 and is included in other assets, net on the Company’s Consolidated Balance Sheet at February 29, 2008. At August 31, 2008 these equity investments are classified as available-for-sale and included in investments in debt and equity securities, short-term on the Company’s Consolidated Balance Sheet.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As described above, the Company’s investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. Investments with effective maturities of 90 days or less from the balance sheet date are classified as cash equivalents. Investments with remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than twelve months from the balance sheet date are classified as long-term investments. At August 31, 2008, our available for sale, cash, short and long-term investments were recognized at fair value which was determined based upon quoted market prices.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at August 31, 2008 (in thousands):

	As of August 31, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents: (1)
Money markets	$684,799	$684,799	$—	$—
Treasuries	17,201	17,201	—	—
Certificate of deposit	20,250	—	20,250	—
Marketable securities:
Commercial paper	6,593	—	6,593	—
Agencies	427,840	—	427,840	—
Corporates	180,741	—	180,741	—
Equities	15,732	15,732	—	—
Foreign currency derivatives—assets (3)	9	—	9	—
Foreign currency derivatives—liabilities (2)	(31)	—	(31)	—

Total	$1,353,134	$717,732	$635,402	$—

(1)	Included in cash and cash equivalents in the Company’s Consolidated Balance Sheet at August 31, 2008, in addition to $75.8 million of cash

(2)	Included in accrued expenses in the Company’s Consolidated Balance Sheet at August 31, 2008

(3)	Included in other assets, net in the Company’s Consolidated Balance Sheet at August 31, 2008.

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at February 29, 2008 (in thousands):

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table represents the Company’s investments measured at fair value as of August 31, 2008 (in thousands):

		Gross Unrealized			Balance Sheet Classification
As of August 31, 2008	Amortized Cost			Aggregate Fair Value	Cash Equivalent Marketable Securities	Short-term Marketable Securities	Long-term Marketable Securities
		Gains	Losses
Money Markets	$684,799	$—	$—	$684,799	$684,799	$—	$—
Treasury	16,924	277	—	17,201	—	15,387	1,814
Certificate of Deposit	20,250	—	—	20,250	19,260	990	—
Commercial Paper	6,593	—	—	6,593	6,593	—	—
Agencies	429,076	1,057	(2,294)	427,839	—	182,670	245,169
Corporates	181,330	572	(1,161)	180,741	—	59,489	121,252
Equities	1,630	14,102	—	15,732	—	15,732	—

Total	$1,340,602	$16,008	$(3,455)	$1,353,155	$710,652	$274,268	$368,235

The following table represents the Company’s investments measured at fair value as of February 29, 2008 (in thousands):

		Gross Unrealized			Balance Sheet Classification
As of February 29, 2008	Amortized Cost			Aggregate Fair Value	Cash Equivalent Marketable Securities	Short-term Marketable Securities	Long-term Marketable Securities
		Gains	Losses
Money Markets	$514,925	$—	$—	$514,925	$514,925	$—	$—
Treasury	36,949	579	(9)	37,519	19,964	—	17,555
Certificate of Deposit	37,904	—	—	37,904	16,512	21,392	—
Commercial Paper	36,793	—	—	36,793	20,982	15,811	—
Agencies	480,272	3,424	(9)	483,687	48,877	192,501	242,309
Corporates	163,385	1,753	(483)	164,655	—	82,738	81,917

Total	$1,270,228	$5,756	$(501)	$1,275,483	$621,260	$312,442	$341,781

Internal Use Software

In accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalized $4.8 million and $5.1 million in costs related to the development of internal use software for its website, enterprise resource planning system and systems management applications during the six months ended August 31, 2008 and August 31, 2007, respectively. The Company amortizes the costs of computer software developed for internal use on a straight-line basis over an estimated useful life of five years. The carrying value of internal use software is included in property and equipment on the Consolidated Balance Sheets.

Capitalized Software Costs

Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. As a result of the Company’s practice of releasing source code that it has developed on a weekly basis for unrestricted download on the Internet, there is generally no passage of time between achievement of technological feasibility and the availability of the Company’s product for general release. Therefore, at August 31, 2008 and February 29, 2008, the Company had no internally developed capitalized software costs for products to be sold to third parties.

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

Share-Based Compensation

Effective March 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), using the modified-prospective transition method. Under the modified-prospective method, compensation costs recognized in each of the three months ended August 31, 2008 and August 31, 2007 includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, March 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation costs for all share-based awards granted on or subsequent to March 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements for the three months and six ended August 31, 2008 and August 31, 2007 (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2008	August 31, 2007	August 31, 2008	August 31, 2007
Cost of revenue	$643	$570	$1,324	$1,152
Sales and marketing	2,205	2,437	6,202	4,951
Research and development	3,547	2,118	6,054	4,243
General and administrative	4,475	3,456	7,851	6,621

Total share-based compensation	$10,870	$8,581	$21,431	$16,967

Share-based compensation expense qualifying for capitalization was insignificant for each of the three months and six months ended August 31, 2008 and August 31, 2007. Accordingly, no share-based compensation expense was capitalized during the three months and six months ended August 31, 2008 and August 31, 2007.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the three months and six months ended August 31, 2008, the Company granted the following share-based awards:

	Three Months Ended		Six Months Ended
	Shares and Shares Underlying Awards	Weighted Average Per Share Fair Value	Shares and Shares Underlying Awards	Weighted Average Per Share Fair Value
Options	3,750	$7.19	6,975	$6.98
Nonvested shares and share units	266,360	$20.42	685,179	$19.77
Performance share units—target (1)	—	$—	405,000	$23.85
Deferred share units	6,019	$20.72	6,781	$20.97

Total awards	276,129	$20.25	1,103,935	$21.19

(1)	On May 22, 2008, the Board approved a Performance Share Unit Agreement for use with grants of performance share units (“PSUs”) to executive officers under the Red Hat, Inc. 2004 Amended and Restated Long-Term Incentive Plan, as amended, beginning May 2008. During the three months ended August 31, 2008, certain executive officers were awarded a target number of PSUs, and depending on the Company’s financial performance relative to a specified peer group of companies, these executive officers may earn up to a maximum of 200% of the target number of PSUs over a performance period with three separate performance segments noted below. In respect of the first performance segment, which is the period from March 1, 2008 through February 28, 2009, up to 25% of the maximum number of PSUs may be earned. In respect of the second performance segment, which is the period from March 1, 2008 through February 28, 2010, up to 50% of the maximum number of PSUs (less the amount of PSUs earned in respect of the first performance segment) may be earned. In respect of the third and final performance segment, which is the period from March 1, 2008 through February 28, 2011, up to 100% of the maximum number of PSUs (less the aggregate amount of PSUs earned in respect of the first and second performance segments) may be earned. The maximum number of PSUs that may be earned is capped at 100% of the target if total shareholder return for both the one- and three-year periods preceding the conclusion of the relevant performance segment are negative (as calculated using a 20-day average closing price).

Sales and Marketing Expenses

Sales and marketing expenses consist of costs, including salaries, sales commissions and related expenses, such as travel, of all personnel involved in the sales and marketing process. Sales and marketing expenses also include costs of advertising, sales lead generation programs, cooperative marketing arrangements and trade shows. All costs of advertising, including cooperative marketing arrangements, are expensed as incurred. Advertising expense totaled $4.7 million and $4.4 million for the three months ended August 31, 2008 and August 31, 2007, respectively. For the six months ended August 31, 2008 and August 31, 2007, advertising expense totaled $9.5 million and $9.6 million, respectively.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company continues to assess the realizability of its deferred tax assets, which primarily consist of NOL’s from share-based compensation expense deductions in the United States. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As of August 31, 2008, the Company’s net deferred tax asset balance was $96.4 million, of which $23.6 million is offset by a valuation allowance. The Company continues to record a valuation allowance against its deferred tax assets with respect to NOL’s attributable to certain share-based compensation expense deductions related to excess tax benefits recognized prior to the adoption of SFAS 123R, certain foreign NOL’s and an acquired NOL carryforward that is subject to a limitation under Section 382 of the Internal Revenue Code.

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

Foreign exchange gains and losses, which result from the process of remeasuring foreign currency transactions into the appropriate functional currency, are included in other income, net in the Company’s Consolidated Statements of Operations. Net foreign exchange gains and losses, included in other income, net were $0.5 million loss and $0.1 million loss for the three months ended August 31, 2008 and August 31, 2007, respectively. For the six months ended August 31, 2008 and August 31, 2007 net foreign exchange gains and losses totaled $1.0 million loss and $0.3 million gain, respectively. The translation of foreign currency financial statements into U.S. Dollars for financial reporting purposes is included in other comprehensive income, which is a separate component of stockholders’ equity.

Significant Customers and Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company primarily places its temporary cash investments with high-credit quality financial institutions which invest predominantly in U.S. Government

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

instruments, investment grade corporate bonds and certificates of deposit guaranteed by banks which are members of the FDIC. Cash deposits are primarily in financial institutions in the United States. However, cash for monthly operating costs of international operations are deposited in banks outside the United States.

The Company performs credit evaluations to reduce credit risk and generally requires no collateral from its customers. Management estimates the allowance for uncollectible accounts based on their historical experience and credit evaluation. The Company’s standard credit terms are net 30 days in the U.S., net 45 days in EMEA, and range from net 30 to net 60 days in Asia Pacific. One customer accounted for 10% and 11% of the Company’s accounts receivable at August 31, 2008 and February 29, 2008, respectively.

For the three months and six months ended August 31, 2008 and August 31, 2007, there were no individually significant customers from which the Company generated revenue.

Net Income Per Common Share

The Company computes net income per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”), Staff Accounting Bulletin No. 98 (“SAB 98”) and Emerging Issues Task Force No. 04-8, The Effect of Contingently Convertible Instruments on Diluted EPS. Under the provisions of SFAS 128 and SAB 98, basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income adjusted for interest expense and amortization of debt issuance costs associated with the convertible debentures, by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of shares issuable upon the exercise of stock options and convertible securities such as the Company’s convertible debentures. Diluted net income per share for the three months and six months ended August 31, 2008 and August 31, 2007, assumes the conversion of the convertible debentures using the “if converted” method.

The following table reconciles the numerators and denominators of the earnings per share calculation for the three months and six months ended August 31, 2008 and August 31, 2007 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 31, 2008	August 31, 2007	August 31, 2008	August 31, 2007
Diluted net income per share computation:
Net income	$21,138	$18,157	$38,428	$34,378
Interest expense on convertible debt, net of related tax	435	434	869	869
Amortization of debt issuance costs, net of related tax	459	459	918	918

Net income—diluted	$22,032	$19,050	$40,215	$36,165

Weighted average common shares outstanding	191,485	193,634	191,132	193,358
Incremental shares attributable to assumed exercise of outstanding options and nonvested shares	6,281	5,781	6,067	5,928
Incremental shares attributable to assumed conversion of convertible debentures	22,273	22,273	22,273	22,273

Diluted shares	220,039	221,688	219,472	221,559

Diluted net income per share	$0.10	$0.09	$0.18	$0.16

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following shares are not included in the computation of diluted earnings per share because the option prices were greater than the average market price of the Company’s stock during the related periods and the effect of including such options in the computation would be antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2008	August 31, 2007	August 31, 2008	August 31, 2007
Number of shares considered antidilutive for calculating diluted net income per share:	3,613	3,650	4,074	3,331

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

The Company has offices in more than 65 locations around the world. The Company manages its international business on an Americas-wide, EMEA-wide and Asia Pacific-wide basis. The following summarizes revenue, net income (loss) and total assets by geographic segment at and for the three months ended August 31, 2008 and August 31, 2007 (in thousands):

	Americas	EMEA	Asia Pacific	Total
	Three Months Ended August 31, 2008
Revenue from unaffiliated customers	$105,925	$37,012	$21,446	$164,383
Net income (loss)	$16,869	$5,498	$(1,229)	$21,138
Total assets	$2,012,598	$141,573	$61,215	$2,215,386

	Three Months Ended August 31, 2007
Revenue from unaffiliated customers	$83,550	$25,733	$17,987	$127,270
Net income	$17,256	$857	$44	$18,157
Total assets	$1,779,437	$88,081	$54,257	$1,921,775

The following summarizes revenue, net income (loss) and total assets by geographic segment at and for the six months ended August 31, 2008 and August 31, 2007 (in thousands):

	Americas	EMEA	Asia Pacific	Total
	Six Months Ended August 31, 2008
Revenue from unaffiliated customers	$206,106	$71,953	$42,959	$321,018
Net income (loss)	$34,258	$8,584	$(4,414)	$38,428
Total assets	$2,012,598	$141,573	$61,215	$2,215,386

	Six Months Ended August 31, 2007
Revenue from unaffiliated customers	$162,449	$50,485	$33,209	$246,143
Net income (loss)	$35,085	$819	$(1,526)	$34,378
Total assets	$1,779,437	$88,081	$54,257	$1,921,775

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table lists, for the three months ended August 31, 2008 and August 31, 2007, revenue from unaffiliated customers in the United States, the Company’s country of domicile, revenue from unaffiliated customers in Japan, which in terms of revenue, was the only individually material country outside the United States and revenue from other foreign countries.

	Three Months Ended August 31, 2008	Three Months Ended August 31, 2007
United States, the Company’s country of domicile	$95,583	$76,300
Japan	11,560	9,808
Other foreign	57,240	41,162

Total revenue from unaffiliated customers	$164,383	$127,270

The following table lists, for the six months ended August 31, 2008 and August 31, 2007, revenue from unaffiliated customers in the United States, the Company’s country of domicile, revenue from unaffiliated customers in Japan, which in terms of revenue, was the only individually material country outside the United States and revenue from other foreign countries.

	Six Months Ended August 31, 2008	Six Months Ended August 31, 2007
United States, the Company’s country of domicile	$188,796	$150,042
Japan	23,835	18,643
Other foreign	108,387	77,458

Total revenue from unaffiliated customers	$321,018	$246,143

Total long-lived assets, other than financial instruments and deferred tax assets located in the United States, the Company’s country of domicile, and similar long-lived assets held outside the United States are summarized in the following table at August 31, 2008 and February 29, 2008:

	August 31, 2008	February 29, 2008
United States, the Company’s country of domicile	$526,217	$489,346
Foreign	41,704	42,931

Total long-lived assets, other than financial instruments and deferred taxes	$567,921	$532,277

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Comprehensive Income

The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income for the three months and six months ended August 31, 2008 and August 31, 2007 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2008	August 31, 2007	August 31, 2008	August 31, 2007
Comprehensive income:
Net income	$21,138	$18,157	$38,428	$34,378
Foreign currency translation adjustments	3,436	(91)	2,088	(177)
Change in unrealized losses on marketable debt securities – available-for-sale	(1,955)	1,374	(6,804)	511
Change in unrealized gains on marketable equity securities – available-for-sale	14,102	—	14,102	—

Total comprehensive income, net of taxes	$36,721	$19,440	$47,814	$34,712

As of August 31, 2008 and February 29, 2008, the Company holds investments in debt and equity securities available-for-sale with a combined, accumulated, unrealized gain of $12.6 million and $5.3 million, respectively.

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

NOTE 3—Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the Company completed its annual impairment test of goodwill as of February 29, 2008 and no goodwill impairment was deemed necessary. The following is a summary of goodwill for the six months ended (in thousands):

Balance at February 29, 2008	$340,314
Add: acquisition of businesses (1)	20,056
Impact of foreign currency fluctuations and other	(381)

Balance at August 31, 2008	$359,989

(1)	During the six months ended August 31, 2008, goodwill additions represent the excess of purchase price over tangible and identifiable intangible assets of acquired businesses which provides the Company additional services capability within the middleware and security management markets.

NOTE 4—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of purchased technologies, customer and reseller relationships, trademarks, copyrights and patents, which are amortized over the estimated useful life, generally on a straight line basis with the exception of customer contracts and relationships which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit. Useful lives range from three to fifteen years for purchased technologies and customer and reseller relationships and three to ten years for trademarks, copyrights and patents. As of August 31, 2008 and February 29, 2008, trademarks with an indefinite estimated useful life totaled $9.7 and $10.1 million, respectively.

During the six months ended August 31, 2008 the Company acquired businesses and technologies which increased its services capabilities in the middleware and security management markets resulting in additional identifiable intangible assets of $22.2 million.

Amortization expense associated with identifiable intangible assets was $3.9 million and $3.4 million for the three months ended August 31, 2008 and August 31, 2007, respectively. For the six months ended August 31,

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2008 and August 31, 2007 amortization expense associated with identifiable intangible assets was $7.6 million and $6.5 million, respectively. The following is a summary of identifiable intangible assets (in thousands):

	August 31, 2008			February 29, 2008
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$45,044	$(8,705)	$36,339	$31,382	$(7,251)	$24,131
Purchased technologies	26,981	(15,519)	11,462	24,878	(13,316)	11,562
Customer and reseller relationships	78,219	(15,458)	62,761	69,351	(11,221)	58,130

Total identifiable intangible assets	$150,244	$(39,682)	$110,562	$125,611	$(31,788)	$93,823

NOTE 5—Income Taxes

Income Tax Expense

During the three months and six months ended August 31, 2008, the Company recorded $ 13.5 million and $24.6 million of income tax expense, respectively, which was based on an estimated annual effective tax rate of 39%. The Company’s estimated annual effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes and foreign income taxed at different rates. During the three months and six months ended August 31, 2007, the Company recorded $12.1 million and $22.9 million, respectively of income tax expense, which resulted in an estimated annual effective tax rate of 40%. The Company’s then estimated annual effective tax rate of 40% differed from the U.S. federal statutory rate of 35% primarily due to state income taxes.

Deferred Taxes

As of August 31, 2008, the Company’s net deferred tax asset balance was $96.4 million, of which $23.6 million is offset by a valuation allowance. Deferred tax assets consist primarily of NOL’s from stock-based compensation expense deductions in the U.S. The Company provides a valuation allowance against its net deferred tax assets with respect to NOL’s attributable to certain stock-based compensation expense deductions related to excess tax benefits recognized prior to the adoption of SFAS 123R, certain foreign NOL’s and an acquired NOL carryforward that is subject to a limitation under Section 382 of the Internal Revenue Code. The U.S. net deferred tax asset attributable to U.S. NOL’s from stock-based compensation expense deductions generated prior to adoption of SFAS 123R are being recognized as, and to the extent that, taxes payable are reduced. As these deferred tax assets attributable to NOL’s from stock-based compensation expense deductions are realized, the benefit of the deferred tax asset is recorded in additional paid in capital. During the three months and six months ended August 31, 2008, the Company credited additional paid in capital $14.3 million and $32.7 million, respectively for cash benefits realized from utilization of NOL’s from stock-based compensation expense deductions.

As of August 31, 2008, the Company had U.S. federal and state NOL carryforwards of approximately $145.2 million and $140.3 million, respectively. These NOL carryforwards are scheduled to expire in varying amounts beginning in 2020 and 2009 for federal and state income tax purposes, respectively.

Uncertain Tax Positions

In July 2006, the FASB issued FIN 48 which clarifies the accounting for uncertainty in income taxes by prescribing a comprehensive model for recognizing, measuring, presenting and disclosing uncertain income tax positions taken or expected to be taken by the Company on its tax returns. The Company adopted FIN 48

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

effective March 1, 2007. The Company’s unrecognized tax benefits were $36.8 million as of August 31, 2008 and $35.9 million as of February 29, 2008. The Company’s unrecognized tax benefits at August 31, 2008 and February 29, 2008, which, if recognized, would impact its effective tax rate were $15.2 million and $14.3 million, respectively.

During the three months and six months ended August 31, 2008, the amount of unrecognized tax benefits increased by approximately $0.5 million and $0.9 million, respectively with respect to the continuation in the current period of uncertain tax positions taken during a prior period. The Company anticipates that similar quarterly increases in amount will occur during the next 12 months. The Company does not currently expect any other significant changes in its unrecognized tax benefits for the next 12 months. No settlements of uncertain income tax positions or reductions in long-term obligations related to unrecognized tax benefits occurred during the three months and six months ended August 31, 2008.

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as income tax expense. Accrued interest and penalties related to unrecognized tax benefits totaled $0.2 million and $0.7 million as of August 31, 2008 and February 29, 2008, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of August 31, 2008. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOL’s:

Tax Jurisdiction	Years Subject to Income Tax Examination

U.S. federal	1994 – Present

North Carolina	1999 – Present

Ireland	2001 – Present

Japan*	2008

*	The Company has been examined for income tax for years through February 28, 2007. However, the statute of limitations remains open for 5 years.

The Company or one of its subsidiaries is currently undergoing an income tax examination in France.

The Company believes it has adequately provided for any reasonably foreseeable outcomes related to tax audits.

NOTE 6—Commitments and Contingencies

As of August 31, 2008, the Company leased office space and certain equipment under various non-cancelable operating leases. Rent expense under operating leases was $5.7 million and $4.2 million for the three months ended August 31, 2008 and August 31, 2007, respectively. For the six months ended August 31, 2008 and August 31, 2007, rent expense under operating leases was $11.1 million and $7.5 million, respectively.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NOTE 7—Legal Proceedings

Red Hat Professional Consulting, Inc., formerly PTI, a wholly owned subsidiary of the Company acquired in February 2001, together with its former directors and some of its former principal shareholders, is a defendant in a suit brought by a former employee in DeKalb County Superior Court in Georgia (Case No. 00-CV-5509-8). The plaintiff asserts, among other things, slander, breach of a shareholder agreement and of various employment agreements and seeks monetary damages. Red Hat Professional Consulting, Inc. has filed an answer, affirmative defenses and counterclaims, denying all liability. All discovery in the matter is complete. On October 31, 2005, a hearing was held on defendants’ Third Motion for Partial Summary Judgment, and the Court granted summary judgment on three of the claims. A pre-trial order was entered in the matter, and it was set for trial on December 11, 2006. However, the Court elected to delay trial for purposes of rehearing plaintiff’s motion for partial summary judgment, and that hearing was held on December 11, 2006. On February 16, 2007, the Court issued an order in favor of plaintiff and against all defendants on plaintiff’s claim that his stock option agreement had been breached. That order does not set forth a remedy. The order was appealed by the Defendants to the Georgia Court of Appeals, which on March 17, 2008, reversed the trial court, vacated the trial court’s order, and remanded for further proceedings. The Company filed a timely motion to reconsider with the Georgia Court of Appeals questioning the line of cases upon which the decision was rendered and the standard the court indicated should be applied by the trial court in determining the issues on remand. That motion was denied. The Company filed a petition for writ of certiorari in the Georgia Supreme Court, and that petition was denied on September 8, 2008, and the case was remanded to the trial court for further proceedings. The Company has been indemnified, subject to certain limitations, in this matter by the former PTI shareholders; however, there is a possibility that any damage award in this case could, if upheld, exceed the limits of such indemnification. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Commencing on August 4, 2003, the Company filed suit against The SCO Group, Inc. (“SCO”) in the U.S. District Court for the District of Delaware seeking a declaratory judgment that the Company is not infringing any of SCO’s intellectual property rights (Civil Action No. 03-722-SLR). In addition, the Company has asserted claims against SCO under Delaware and federal law, including deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, trade libel and violations of the Lanham Act. The Company contends that SCO has made false and misleading public statements in alleging that software code, in which SCO claims to own copyrights and trade secrets, was misappropriated and incorporated into the Company’s product and that SCO has threatened legal action. On September 15, 2003, SCO filed a motion to dismiss contending, among other things, that no actual controversy exists and that the declaratory judgment that the Company seeks would not be warranted. On April 6, 2004, the Court denied SCO’s motion to dismiss but stayed further action in the case pending resolution of litigation underway in the U.S. District Court for the District of Utah between SCO and IBM. On April 20, 2004, Red Hat filed a motion for reconsideration contending that a stay based on the Utah case would be inappropriate. On March 31, 2005, the Court denied the Company’s motion to reconsider but extended to the Company the right to renew the motion should matters materially change in the SCO v. IBM litigation. SCO filed for bankruptcy protection in the District of Delaware on September 14, 2007, and on September 17, 2007 SCO filed a Notice in the pending case referencing the automatic stay in bankruptcy and asking the court to take the case off its active calendar. On October 15, 2007, SCO filed a schedule in the bankruptcy proceeding, listing Red Hat’s claim as disputed and unliquidated. On April 18, 2008, Red Hat filed a proof-of-claim in the bankruptcy proceeding, which is currently pending. On September 23, 2008, the judge in the bankruptcy proceeding extended the deadline for SCO to file a plan of reorganization through December 31, 2008, and extended the exclusive period for soliciting acceptances through March 2, 2009.

In the summer of 2004, 14 class action lawsuits were filed against the Company and several of its former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of North Carolina. In each of the actions, plaintiffs seek to represent a class of purchasers of the Company’s common

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arise in connection with the Company announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs assert that certain former officers (the “Individual Defendants”) and the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), and Rule 10b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs seek unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in the Company’s common stock, disgorgement by the Company’s chief executive officer and former chief financial officer of certain compensation and profits from trading in the Company’s common stock pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 and other relief. As of September 8, 2004, all of these class action lawsuits were consolidated into a single action referenced as Civil Action No. 5:04-CV-473BR and titled In re Red Hat, Inc. Securities Litigation. On May 6, 2005, the plaintiffs filed an amended consolidated class action complaint. On July 29, 2005, the Company, on behalf of itself and the Individual Defendants, filed a motion to dismiss the action for failure to state a claim upon which relief may be granted. Also on that date, PricewaterhouseCoopers LLP (“PwC”), another defendant, filed a separate motion to dismiss. On May 12, 2006, the Court issued an order granting the motion to dismiss the Securities Exchange Act claims against several of the Individual Defendants, but denying the motion to dismiss the Securities Exchange Act claims against the Company, its former chief executive officer and chief financial officer. The Court dismissed the claims under the Sarbanes-Oxley Act in their entirety, and also granted PwC’s motion to dismiss. On November 6, 2006, the plaintiffs filed a motion for class certification. Subsequent to the filing of that motion, several plaintiffs withdrew as potential class representatives, and the Company opposed the certification of the remaining proposed class representatives. On May 11, 2007, the Court entered an order denying class certification and denying all other pending motions as moot. Thereafter, on July 13, 2007 Charles Gilbert filed a renewed motion for appointment as lead plaintiff and approval of selection of lead counsel. On November 13, 2007, the Court entered an Order allowing Gilbert’s motion, appointing him lead plaintiff and adding him as a party plaintiff and appointing lead counsel. On January 14, 2008, Gilbert’s counsel filed a motion to certify the action as a class action, which has since been briefed by the parties and now awaits disposition by the Court. The Company intends to vigorously defend any remaining claims in this matter. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

On October 4, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington ( Civil Action No. C07-1587 JLR) against, among others, The Goldman Sachs Group, Inc. and JPMorgan Chase & Co., lead underwriters of the Company’s initial public offering in August 1999. The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the underwriters and certain unnamed officers, directors and principal stockholders exceeded ten percent of the Company’s outstanding common stock from the date of the Company’s initial public offering on August 11, 1999, through at least August 10, 2000. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b) of the Securities Exchange Act of 1934, as amended, and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The Company was named as a nominal defendant in the action. On February 28, 2008, plaintiff filed an amended complaint asserting substantially similar claims as those set forth in the initial complaint. In July 2008, the Company and the underwriter defendants filed motions to dismiss. Plaintiff has filed oppositions to both motions, and briefing on these motions is presently scheduled for completion on October 23, 2008.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NOTE 8—Share and Debenture Repurchase Program

On September 25, 2007, the Company announced that its Board of Directors had authorized a continuation of the Company’s previously announced common stock and convertible debenture repurchase program. Under the continued program, the Company was authorized to repurchase up to an aggregate of $250.0 million of common stock and $75.0 million of debentures from time to time on the open market or in privately negotiated transactions, as applicable. The program was to expire on the earlier of (i) October 31, 2008 or (ii) a determination by the Board of Directors, the Chief Executive Officer or the Chief Financial Officer to discontinue the program. During the three months ended August 31, 2008, no common stock or convertible debentures were repurchased under the program. At August 31, 2008 and February 29, 2008, the amounts available under the program for the repurchase of Common Stock were $175.6 million and $183.9 million, respectively, and the amount available under the program for the repurchase of debentures was $75.0 million and $75.0 million, respectively. See also NOTE 9, Subsequent Events.

NOTE 9—Subsequent Events

On September 4, 2008, the Company announced the acquisition of Qumranet, Inc., a privately held company that produces and sells virtualization technologies, for approximately $107.0 million in cash.

On September 29, 2008, the Company announced that its Board of Directors had amended the common stock and debenture repurchase program to increase by $125.0 million the amount of debentures that may be repurchased and extend the program so that it expires on the earlier of (i) November 30, 2008 or (ii) a determination by the Board of Directors, the Chief Executive Officer or the Chief Financial Officer to discontinue the program. During October 2008, the Company repurchased for $200.0 million debentures with an aggregate face amount of $203.0 million, resulting in a realized gain of $2.7 million, and 2,098,200 shares of common stock for an aggregate of $30.0 million. For further discussion of the repurchase program see NOTE 8 to the Consolidated Financial Statements.

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

We derive our revenue and generate cash from customers primarily from two sources: (i) subscription revenue and (ii) training and services revenue. The arrangements with our customers that produce this revenue and cash are explained in further detail under “Critical Accounting Policies and Estimates” below and in NOTE 2 to the Consolidated Financial Statements. These arrangements typically involve subscriptions to Red Hat enterprise technologies. Our revenue is affected by, among other factors, corporate, government and consumer spending levels. In evaluating the performance of our business, we consider a number of factors, including total revenue, deferred revenue, operating income, operating margin and cash flows from operations.

Revenue.    For the three months ended August 31, 2008, total revenue increased 29.2% or $37.1 million to $164.4 million from $127.3 million for the three months ended August 31, 2007. Subscription revenue increased 24.3% or $26.5 million, driven primarily by an increasing level of adoption of Red Hat Enterprise Linux as a primary computing platform by the larger enterprise customers, as well as growing penetration of the small and mid-sized business market and increased adoption of other Red Hat enterprise technologies. Training and services revenue increased by 58.4% or $10.6 million, driven primarily by revenue from professional services delivered by Amentra, a business we acquired in March 2008.

The success of our business model is influenced by the acceptance and widespread deployment of our open source technologies, our ability to provide additional value to our customers in the form of additional technology infrastructure, new product innovation and by providing customers additional services.

Deferred Revenue.    Our deferred revenue, current and long-term, balance at August 31, 2008 was $496.9 million. Because of our subscription model and revenue recognition policies, deferred revenue improves predictability of future revenue. Deferred revenue at August 31, 2008 increased 5.1% as compared to the balance at February 29, 2008 of $472.9 million.

Subscriptions.    Our enterprise technologies are sold under subscription agreements. These agreements typically have a one or three year subscription period. The subscription entitles the end user to maintenance, which generally consists of a specified level of support, as well as security updates, bug fixes, functionality enhancements and upgrades to the technology, when and if available, during the term of the subscription through our integrated management technologies, RHN, JBoss ON and JBoss Support Portal. Our customers have the ability to purchase higher levels of subscriptions that increase the level of support the customer is entitled to receive. Subscription revenue increased sequentially for each of the first and second quarters of fiscal 2009 and has increased each quarter of fiscal 2008, 2007 and 2006 and is being driven primarily by the increased market acceptance and use of open source software by the enterprise and our expansion of sales channels and geographic footprint during these periods.

Revenue by geography.    We operate our business in three geographic regions: the Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Japan, Singapore, India, Australia, South Korea and China). For the three months ended August 31, 2008, approximately $68.8 million or 41.9% of our revenue was generated outside the United States compared to approximately $49.6 million or 39.0% for the three months ended August 31, 2007. Our international operations are expected to continue increasing as our international sales force and channels become more mature and as we enter new locations or expand our presence in existing locations. As of August 31, 2008, we had offices in more than 65 locations throughout the world.

Gross profit margin.    As a result of product mix, gross profit margin decreased slightly to 83.3% for the three months ended August 31, 2008 from 84.2% for the same period ended August 31, 2007, with revenue from our training and professional services increasing relative to our subscriptions revenue. Training and services revenue increased as a percentage of total revenue to 17.4% for the three months ended August 31, 2008 from 14.2% for the same period ended August 31, 2007 as we continue to invest in our services business. However, gross profit margin on services increased to 38.0% for the three months ended August 31, 2008 from 36.1% for the same period ended August 31, 2007. Additionally, gross profit margin on subscriptions continued to increase, growing from 92.2% for the three months ended August 31, 2007 to 92.8% for the three months ended August 31, 2008.

Income from operations.    Operating income was 13.0% and 14.0% of total revenue for the three months ended August 31, 2008 and August 31, 2007, respectively. The decrease in operating income as a percentage of revenue is a result of a slight decrease in gross profit margin as a result of product mix, described above. Overall operating expenses as a percentage of revenue decreased slightly to 70.2% for the three months ended August 31, 2008 from 70.3% for the three months ended August 31, 2007. The slight reduction in operating expenses as a percentage of revenue is due to efficiencies realized in our general and administrative function. Partially offsetting reductions in general and administrative expenses were continued investments in research and development which increased as a percentage of revenue to 19.3% for the three months ended August 31, 2008 from 18.4% for the three months ended August 31, 2007.

Cash, cash equivalents, investments in debt and equity securities and cash flow from operations.    Cash, cash equivalents and short-term and long-term investments in securities balances at August 31, 2008 totaled $1.43 billion. During the three months ended August 31, 2008, we generated $54.3 million in cash flow from operations primarily related to the increase in subscription revenue during the period. Our significant cash balance gives us a measure of flexibility to take advantage of opportunities such as acquisitions, increasing investment in international areas and purchasing our own common stock and debt securities.

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

Foreign currency exchange rates impact on results of operations.    Approximately 42% of our revenue for the three months ended August 31, 2008 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies. Using the average foreign currency exchange rates from fiscal 2008, our revenue, operating expenses and income from operations from non-U.S. operations for the three months ended August 31, 2008 would have been lower than we reported using the exchange rates for fiscal 2009 by approximately $4.8 million, $3.7 million and $1.1 million, respectively.

Business combinations.    On March 13, 2008, we announced our acquisition of Amentra, a provider of systems integration services for SOA, business process management, systems development and enterprise data solutions. The acquisition of Amentra provides a solutions-oriented depth to our middleware business. Operating results related to Amentra activities since acquisition are included in our consolidated financial statements for the three months and six months ended August 31, 2008.

Subsequent events.    On September 4, 2008, we announced our acquisition of Qumranet, Inc., including its KVM (Kernel Virtualized Machine) and SolidICE virtualization technologies. Under the terms of the transaction, we paid approximately $107.0 million in cash for Qumranet, a privately held company. During October 2008, pursuant to its repurchase program the Company repurchased for a total of $200.0 million debentures with an aggregate face amount of $203.0 million, resulting in a realized gain of $2.7 million, and 2,098,200 shares of common stock for an aggregate of $30.0 million. For further discussion, see NOTE 9 to the Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Impairment of goodwill and other long-lived assets

We test goodwill for impairment annually in accordance with Statement of Financial Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires goodwill be tested at least annually using a two-step process that begins with identifying potential impairment. Potential impairment is identified if the fair value of the reporting unit to which goodwill applies is less than the recognized or book value of the related reporting entity, including such goodwill. Where the book value of a reporting entity, including related goodwill, is greater than the reporting entity’s fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. For the three and six months ended August 31, 2008 and August 31, 2007, we did not identify any potential impairment related to our goodwill.

We evaluate the recoverability of our property and equipment and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. We perform this assessment whenever events or changes in circumstances indicate an impairment may have occurred. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets. No significant impairment losses were recognized during the three and six months ended August 31, 2008 and August 31, 2007. For further discussion see NOTE 2 to the Consolidated Financial Statements.

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

We continue to assess the realizability of our deferred tax assets, which primarily consist of NOL’s from share-based compensation expense deductions in the United States. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As of August 31, 2008, the net deferred tax asset balance was $96.4 million, of which $23.6 million is offset by a valuation allowance. We continue to maintain a valuation allowance against our deferred tax assets with respect to NOL’s attributable to certain share-based compensation expense deductions related to excess tax benefits recognized prior to the adoption of SFAS 123R, certain foreign NOL’s and an acquired NOL carryforward that is subject to a limitation under Section 382 of the Internal Revenue Code. It is our policy to invest the earnings of foreign subsidiaries indefinitely outside the U.S. From time to time however, we may remit a portion of these earnings to the extent we incur no additional U.S. tax and it is otherwise feasible.

Our effective tax rate could be affected by, among other things, changes in the mix of earnings and losses in countries with differing statutory tax rates and certain share-based compensation expenses arising from SFAS 123R.

In July 2006, the FASB issued FIN 48 which clarifies the accounting for uncertainty in income taxes by prescribing a comprehensive model for recognizing, measuring, presenting and disclosing uncertain income tax positions taken or expected to be taken by us on our tax returns. We adopted FIN 48 effective March 1, 2007. Our unrecognized tax benefits were $36.8 million as of August 31, 2008 and $35.9 million as of February 29, 2008. Our unrecognized tax benefits at August 31, 2008 and February 29, 2008, which, if recognized, would impact our effective tax rate were $15.2 million and $14.3 million, respectively.

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

RESULTS OF OPERATIONS

Three months ended August 31, 2008 and August 31, 2007

The following table is a summary of our results of operations for the three months ended August 31, 2008 and August 31, 2007 (in thousands):

	Three Months Ended (Unaudited)
	August 31, 2008	August 31, 2007	$ Change	% Change
Revenue:
Subscriptions	$135,709	$109,172	$26,537	24.3%
Training and services	28,674	18,098	10,576	58.4

Total subscription and training and services revenue	164,383	127,270	37,113	29.2

Cost of subscription and training and services revenue:
Cost of subscriptions	9,720	8,492	1,228	14.5
As a % of subscription revenue	7.2%	7.8%
Cost of training and services	17,788	11,572	6,216	53.7
As a % of training and services revenue	62.0%	63.9%

Total cost of subscription and training and services revenue	27,508	20,064	7,444	37.1
As a % of total revenue	16.7%	15.8%

Total gross profit	136,875	107,206	29,669	27.7

Operating expense:
Sales and marketing	59,566	46,093	13,473	29.2
Research and development	31,728	23,384	8,344	35.7
General and administrative	24,177	19,933	4,244	21.3

Total operating expense	115,471	89,410	26,061	29.1

Income from operations	21,404	17,796	3,608	20.3
Other income, net	14,778	14,030	748	5.3
Interest expense	(1,530)	(1,565)	35	2.2

Income before provision for income taxes	34,652	30,261	4,391	14.5
Provision for income taxes	13,514	12,104	1,410	11.6

Net income	$21,138	$18,157	$2,981	16.4%

As a % of total revenue:
Subscription revenue	82.6%	85.8%
Training and services revenue	17.4%	14.2%
Gross profit subscriptions	92.8%	92.2%
Gross profit training and services	38.0%	36.1%
Gross profit	83.3%	84.2%
Sales and marketing expense	36.2%	36.2%
Research and development expense	19.3%	18.4%
General and administrative expense	14.7%	15.7%
Total operating expenses	70.2%	70.3%
Income from operations	13.0%	14.0%
Income before provision for income taxes	21.1%	23.8%
Net income	12.9%	14.3%
Estimated annual effective income tax rate	39.0%	40.0%

Revenue

Subscription revenue

Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat enterprise technologies, increased by 24.3% or $26.5 million to $135.7 million for the three months ended August 31, 2008 from $109.2 million for the same period ended August 31, 2007. The increase in subscription revenue is primarily being driven by additional subscriptions related to our principal RHEL technologies, which have gained broader market acceptance in mission critical areas of computing, and our international expansion. The increase is, in part, a result of the continued migration of larger enterprises in industries such as telecommunications, government and financial services to our open source platform from a proprietary Unix platform. We expect subscription revenue to continue an upward trend with the increased market acceptance for our offerings and with our continued international expansion.

Training and services revenue

Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees for services received from customers for consulting regarding our offerings, deployment of Red Hat enterprise technologies and for delivery of added functionality to Red Hat enterprise technologies for our major customers and OEM partners. Total training and services revenue increased by 58.4% or $10.6 million to $28.7 million for the three months ended August 31, 2008 from $18.1 million for the same period ended August 31, 2007. Training revenue increased 6.7% or $0.7 million as a result of continued demand for Red Hat Certified Engineers, Technicians and Architects. Additionally, we enabled more resellers to provide our training which increased the availability of training classes. Services revenue increased by 136.5% or $9.8 million primarily as a result of an acquired business servicing the middleware market which provided an additional $7.6 million of consulting revenue. As a result of increased demand for training and continued investment in our services capabilities, training and services revenue increased as a percentage of total revenue to 17.4% for the three months ended August 31, 2008 from 14.2% for the three months ended August 31, 2007.

Cost of revenue

Cost of subscription revenue

The cost of subscription revenue primarily consists of expenses we incur to support, distribute, manufacture and package Red Hat enterprise technologies. These costs include labor related cost to provide technical support and maintenance, as well as cost for fulfillment, physical media, literature, packaging and shipping. Cost of subscription revenue increased by 14.5% or $1.2 million to $9.7 million for the three months ended August 31, 2008 from $8.5 million for the same period ended August 31, 2007. The increase is primarily the result of continued additions to our technical support staff to meet the demands of our growing subscriber base for support and maintenance. As the number of open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will continue to occur at a rate slower than that of subscription revenue growth due to economies of scale.

Cost of training and services revenue

Cost of training and services revenue is mainly comprised of personnel and third party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to various customers. Cost of training and services revenue increased by 53.7% or $6.2 million to $17.8 million for the three months ended August 31, 2008 from $11.6 million for the same period ended August 31, 2007. The cost to deliver training increased 26.9% or $1.6 million and includes increased facilities costs, use of outside contractors to deliver training, and increased employee compensation and travel costs. Costs to deliver our services revenue increased 81.1% or $4.6 million primarily as a result of costs to deliver consulting services related to a business we acquired servicing the middleware market which added $4.3 million to the year over year increase. The remaining increase in costs to deliver services results from increased staffing to meet the growing demand for our existing consulting services. Costs to deliver training and services revenue, as a percentage of training and services revenue decreased to 62.0% for the three months ended August 31, 2008 from 63.9% for the three months ended August 31, 2007.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 29.2% or $13.5 million to $59.6 million for the three months ended August 31, 2008 from $46.1 million for the three months ended August 31, 2007. This increase was primarily due to an $11.3 million increase in selling costs, of which $7.4 million relates to increased employee compensation, travel and recruiting expenses, primarily due to expansion of our sales force from the prior year. Further, costs related to process and technology infrastructure enhancements and incremental amortization expense related to identifiable intangibles, including licensing agreements, trademarks and customer reseller relationships, increased $4.0 million and include $1.8 million related to fees paid to outside contractors for processes and systems improvements. Marketing costs also increased by $2.2 million, or 22.4%, primarily related to increased marketing employee compensation costs. Sales and marketing expense as a percentage of revenue remained unchanged at 36.2% for the three months ended August 31, 2008 and August 31, 2007.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased by 35.7% or $8.3 million to $31.7 million for the three months ended August 31, 2008 from $23.4 million for the three months ended August 31, 2007. The increase in research and development costs resulted from both the expansion of our engineering group through direct hire and the acquisition of businesses and technologies. Employee compensation increased by $5.0 million. The expansion of our engineering group primarily relates to additional engineering resources to support the expansion of our product offerings and the localization of new and existing products into multiple languages. The remaining increase in research and development costs relates to process and technology infrastructure enhancements, which increased $2.0 million, and an increase of $1.0 million in the cost related to facilities due to expansion. Research and development expense was 19.3% and 18.4% of total revenue for the three months ended August 31, 2008 and August 31, 2007, respectively. Investing in research and development has been a priority for Red Hat and we anticipate continued spending as we expand our capabilities in virtualization and other emerging technologies.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, facilities and information systems expense. General and administrative expense increased by 21.3% or $4.2 million to $24.2 million for the three months ended August 31, 2008 from $19.9 million for the three months ended August 31, 2007. Increased headcount across all functions to help the business scale increased employee compensation related costs by $2.3 million. Process and technology infrastructure enhancements including incremental depreciation and amortization charges increased $0.6 million. The remaining increase is primarily increased facilities costs of $1.2 million. General and administrative expense decreased as a percentage of revenue to 14.7% for the three months ended August 31, 2008 from 15.7% for the three months ended August 31, 2007 as we continued to leverage our corporate functions.

Other income, net

Other income, net consists of interest income earned on cash deposits in money market accounts and investments in short and long-term fixed income instruments, net gains realized on the sale of investments and foreign currency transaction and revaluation gains and losses. Other income, net increased by 5.3% or $0.7 million to $14.8 million for the three months ended August 31, 2008 from $14.0 million for the three months ended August 31, 2007. The increase is due to a $5.0 million realized gain on the sale of equity investments related to our minority interest in Rackspace, which completed an initial public offering on August 8, 2008. The realized gain on the sale of Rackspace shares was partially offset by a decrease in interest income of $4.0 million. The decrease in interest income is primarily attributable to lower rates of returns on our investment in debt securities portfolio. For the remainder of fiscal 2009, we anticipate interest income to be reduced as a result of (i) lower interest rate yields on our investments due to an overall lower interest rate environment and (ii) lower interest rate yields applied to lower cash balances, which were reduced by our acquisition of Qumranet for $107.0 million in September 2008 and the repurchase, in October 2008, for $200.0 million of debentures with an aggregate face amount of $203.0 million and 2,098,200 shares of common stock for an aggregate of $30.0 million. For further discussion, see NOTE 9 to the Consolidated Financial Statements.

Interest expense

Interest expense primarily consists of interest and the related amortization of deferred debt issuance costs associated with the convertible debentures and totaled $1.5 million and $1.6 million for the three months ended August 31, 2008 and August 31, 2007, respectively. Long-term convertible debentures outstanding at August 31, 2008 and February 29, 2008 totaled $570 million.

Income taxes

During the three months ended August 31, 2008, we recorded $13.5 million of income tax expense, which is based on an estimated annual effective tax rate of 39%. Our effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes and foreign income taxed at different rates. During the three months ended August 31, 2007 we recorded $12.1 million of income tax expense, which was based on a then estimated annual effective tax rate of 40%. Our estimated annual effective tax rate for the three months ended August 31, 2007 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes.

RESULTS OF OPERATIONS

Six months ended August 31, 2008 and August 31, 2007

The following table is a summary of our results of operations for the six months ended August 31, 2008 and August 31, 2007 (in thousands):

	Six Months Ended (Unaudited)
	August 31, 2008	August 31, 2007	$ Change	% Change
Revenue:
Subscriptions	$266,403	$212,217	$54,186	25.5%
Training and services	54,615	33,926	20,689	61.0

Total subscription and training and services revenue	321,018	246,143	74,875	30.4

Cost of subscription and training and services revenue:
Cost of subscriptions	18,677	16,093	2,584	16.1
As a % of subscription revenue	7.0%	7.6%
Cost of training and services	35,260	22,235	13,025	58.6
As a % of training and services revenue	64.6%	65.5%

Total cost of subscription and training and services revenue	53,937	38,328	15,609	40.7
As a % of total revenue	16.8%	15.6%

Total gross profit	267,081	207,815	59,266	28.5

Operating expense:
Sales and marketing	118,837	92,302	26,535	28.7
Research and development	60,639	45,171	15,468	34.2
General and administrative	46,291	37,594	8,697	23.1

Total operating expense	225,767	175,067	50,700	29.0

Income from operations	41,314	32,748	8,566	26.2
Other income, net	24,798	27,608	(2,810)	10.2
Interest expense	(3,116)	(3,060)	(56)	1.8

Income before provision for income taxes	62,996	57,296	5,700	9.9
Provision for income taxes	24,568	22,918	1,650	7.2

Net income	$38,428	$34,378	$4,050	11.8%

As a % of total revenue:
Subscription revenue	83.0%	86.2%
Training and services revenue	17.0%	13.8%
Gross profit subscriptions	93.0%	92.4%
Gross profit training and services	35.4%	34.5%
Gross profit	83.2%	84.4%
Sales and marketing expense	37.0%	37.5%
Research and development expense	18.9%	18.4%
General and administrative expense	14.4%	15.3%
Total operating expenses	70.3%	71.1%
Income from operations	12.9%	13.3%
Income before provision for income taxes	19.6%	23.3%
Net income	12.0%	14.0%
Estimated annual effective income tax rate	39.0%	40.0%

Revenue

Subscription revenue

Subscription revenue increased by 25.5% or $54.2 million to $266.4 million for the six months ended August 31, 2008 from $212.2 million for the same period ended August 31, 2007. The increase in subscription revenue is primarily being driven by additional subscriptions related to our principal enterprise technologies, which have gained broader market acceptance in mission critical areas of computing, and our international expansion. The increase is, in part, a result of the continued migration of larger enterprises in industries such as government, telecommunications and financial services to our open source platform from a proprietary Unix platform. We expect subscription revenue to continue an upward trend with the increased market acceptance for our offerings and with our continued international expansion.

Training and services revenue

Total training and services revenue increased by 61.0% or $20.7 million to $54.6 million for the six months ended August 31, 2008 from $33.9 million for the same period ended August 31, 2007. Training revenue increased 15.6% or $3.2 million as a result of continued demand for Red Hat Certified Engineers, Technicians and Architects. Additionally, we enabled more resellers to provide our training which increased the availability of training classes. Services revenue increased by 125.1% or $17.5 million primarily as a result of an acquired business servicing the middleware market which provided an additional $14.0 million of consulting revenue. As a result of increased demand for training and continued investment in our services capabilities, training and services revenue increased as a percentage of total revenue to 17.0% for the six months ended August 31, 2008 from 13.8% for the six months ended August 31, 2007.

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue increased by 16.1% or $2.6 million to $18.7 million for the six months ended August 31, 2008 from $16.1 million for the same period ended August 31, 2007. The increase is primarily the result of continued additions to our technical support staff to meet the demands of our growing subscriber base for support and maintenance. As the number of open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will continue to occur at a rate slower than that of subscription revenue growth due to economies of scale.

Cost of training and services revenue

Cost of training and services revenue increased by 58.6% or $13.0 million to $35.3 million for the six months ended August 31, 2008 from $22.2 million for the same period ended August 31, 2007. The cost to deliver training increased 26.5% or $3.1 million and includes increased facilities costs, use of outside contractors to deliver training, and increased employee compensation and travel costs. Costs to deliver our services revenue increased 93.8% or $9.9 million primarily as a result of costs to deliver consulting services related to a business we acquired servicing the middleware market which added $7.6 million to the year over year increase. The remaining increase in costs to deliver services results from increased staffing to meet the growing demand for our existing consulting services. Costs to deliver training and services revenue, as a percentage of training and services revenue decreased to 64.6% for the six months ended August 31, 2008 from 65.5% for the six months ended August 31, 2007.

Operating expenses

Sales and marketing

Sales and marketing expense increased by 28.7% or $26.5 million to $118.8 million for the six months ended August 31, 2008 from $92.3 million for the six months ended August 31, 2007. This increase was primarily due to a $23.8 million increase in selling costs of which $15.3 million relates to increased employee compensation, travel and recruiting expenses, primarily due to expansion of our sales force from the prior year. Further, costs related to process and technology infrastructure enhancements and incremental amortization expense related to identifiable intangibles, including licensing agreements, trademarks and customer reseller relationships increased $7.8 million and include $3.2 million related to fees paid to outside contractors as part of our processes and systems transformation project. Marketing costs also increased by $2.7 million primarily related to increased marketing employee compensation costs. Sales and marketing expense, as a percentage of revenue decreased slightly to 37.0% for the six months ended August 31, 2008 from 37.5% for the six months ended August 31, 2007.

Research and development

Research and development expense increased by 34.2% or $15.5 million to $60.6 million for the three months ended August 31, 2008 from $45.2 million for the three months ended August 31, 2007. The increase in research and development costs resulted from both the additional expansion of our engineering group through direct hire and the acquisition of businesses and technologies. Employee compensation increased by $9.8 million. The expansion of our engineering group primarily relates to additional engineering resources to support the expansion of our product offerings and the localization of new and existing products into multiple languages. The remaining increase in research and development costs relates to process and technology infrastructure enhancements which increased $3.6 million and an increase of $1.6 million in the cost related to facilities due to expansion. Research and development expense was 18.9% and 18.4% of total revenue for the six months ended August 31, 2008 and August 31, 2007, respectively. Investing in research and development has been a priority for Red Hat and we anticipate continued spending as we expand our capabilities in virtualization and other technologies.

General and administrative

General and administrative expense increased by 23.1% or $8.7 million to $46.3 million for the six months ended August 31, 2008 from $37.6 million for the six months ended August 31, 2007. Increased headcount across all functions to help the business scale increased employee compensation related costs by $4.6 million. Process and technology infrastructure enhancements including incremental depreciation and amortization charges increased $1.7 million. The remaining increase is primarily increased facilities costs of $2.0 million. General and administrative expense decreased as a percentage of revenue to 14.4% for the six months ended August 31, 2008 from 15.3% for the six months ended August 31, 2007.

Other income, net

Other income, net decreased by 10.2% or $2.8 million to $24.8 million for the six months ended August 31, 2008 from $27.6 million for the six months ended August 31, 2007. The decrease is due to a $7.2 million decrease in interest income. The decrease in interest income is primarily attributable to lower rates of returns on our investment portfolio. Partially offsetting reduced interest income on our investments in debt securities was a realized gain of $5.0 million resulting from the sale of investments in equity securities.

Interest expense

Interest expense primarily consists of interest and the related amortization of deferred debt issuance costs associated with the convertible debentures and totaled $3.1 million for each of the six months ended August 31, 2008 and August 31, 2007. Long-term convertible debentures outstanding at August 31, 2008 and February 29, 2008 totaled $570 million.

Income taxes

During the six months ended August 31, 2008, we recorded $24.6 million of income tax expense, which is based on an estimated annual effective tax rate of 39%. Our effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes and foreign income taxed at different rates. During the six months ended August 31, 2007 we recorded $22.9 million of income tax expense, which was based on a then estimated annual effective tax rate of 40%. Our estimated annual effective tax rate for the six months ended August 31, 2007 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

We have historically derived a significant portion of our liquidity and operating capital from cash flows from operations as well as the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and follow-on public offerings, the issuance of convertible debentures and borrowings under working capital lines of credit. At August 31, 2008, we had total cash and investments of $1.43 billion, which was comprised of $787.5 million in cash and cash equivalents, $258.5 million of short-term, fixed-income investments, $15.7 million of available-for-sale equity securities and $368.2 million of long-term, fixed-income investments. This compares to total cash and investments of $1.33 billion at February 29, 2008.

Management believes that we currently have sufficient liquidity with $787.5 million in cash and cash equivalents on hand, and we presently do not intend to liquidate our short and long-term investments in debt securities prior to their scheduled maturity dates. However, in the event that we did liquidate these investments prior to their scheduled maturities and there were adverse changes in market interest rates or the overall economic environment, we could be required to recognize a realized loss on those investments when we liquidate. At August 31, 2008, we have an unrealized loss of $1.5 million on our investments in debt securities compared to an unrealized gain of $5.3 million at February 29, 2008. Accumulated unrealized gains related to short-term equity securities available-for-sale totaled $14.1 million. At February 29, 2008 we had no investments in equity securities which were classified as available-for-sale. Our investments in equity securities available-for-sale at August 31, 2008 are the result of an initial public offering (“IPO”) of Rackspace Inc. (“Rackspace”) which was completed August 8, 2008. Prior to Rackspace completing its IPO, we accounted for our investment in Rackspace on a lower of cost or market basis, which totaled $2.2 million at February 29, 2008 and is included in other assets, net on our Consolidated Balance Sheet at February 29, 2008.

Six months ended August 31, 2008

Cash flows—overview

At August 31, 2008, cash and cash equivalents totaled $787.5 million, an increase of $109.7 million as compared to February 29, 2008. The increase in cash and cash equivalents for the six months ended August 31, 2008 is a result of cash generated by operating activities which totaled $117.6 million. Net cash used related to investing activities totaled $39.4 million and resulted primarily from acquisitions of businesses, technology and property and equipment which reduced cash by $63.1 million. Cash used in investing activities was partially offset by cash provided by financing activities of $33.8 million, primarily related to employee equity compensation plans which include proceeds from and excess tax benefits related to employees’ exercise of common stock options which provided cash totaling $41.2 million for the six month period ended August 31, 2008. Effect of foreign currency exchange rates further reduced cash and cash equivalents $2.3 million for the six months ended August 31, 2008.

Cash flows from operations

Cash provided by operations of $117.6 million during the six months ended August 31, 2008 includes net income of $38.4 million, adjustments to exclude the impact of non-cash revenues and expenses, which totaled a $32.5 million net source of cash, and changes in working capital, which totaled a $46.7 million net source of cash. Cash provided by changes in operating assets and liabilities for the first half of fiscal 2009 was primarily the result an increase in our deferred revenue which generated operating cash flow of $30.7 million. The increase in deferred revenue is due to growth in billings as we generally bill our customers in advance of subscription periods. This increase in deferred revenue of $30.7 million is adjusted for the impact of foreign currency translation which has reduced our total consolidated reported deferred revenue by $6.7 million for the six months ended August 31, 2008.

Cash flows from investing

Cash used in investing activities of $39.4 million for the six months ended August 31, 2008 includes investments of $46.8 million related to acquisitions of businesses and technologies which increase our services capabilities in the middleware and security management markets. Investments in property and equipment, primarily related to information technology infrastructure enhancements totaled $14.0 million for the six months ended August 31, 2008. Investments in patents and externally developed technology totaled $2.3 million. Partially offsetting these investments were net proceeds from sales and maturities of investments in debt securities of $18.1 million and proceeds from the sale of investments in equity securities of $5.6 million.

Cash flows from financing

Cash provided by financing activities of $33.8 million for the six months ended August 31, 2008 is comprised of $24.5 million from excess tax benefits related to share-based employee compensation, $16.8 million in proceeds from employees’ exercise of common stock options and $2.0 million from a structured stock repurchase transaction. Partially offsetting cash provided by financing activities were purchases of treasury stock under our previously announced share repurchase program which totaled $8.3 million for the six months ended August 31, 2008 and purchases of treasury shares from employees to satisfy minimum tax withholding obligations of $1.1 million related to restricted share awards vesting during the six months ended August 31, 2008.

Convertible debentures

As of August 31, 2008, we had $570 million in convertible senior debentures outstanding. The debentures mature on January 15, 2024 and bear interest at a rate of 0.5% per annum, payable semiannually on January 15 and July 15 of each year. The debentures are senior unsecured obligations and rank equally in right of payment with all of our other existing and future unsecured and unsubordinated debt. The debentures are convertible into shares of our common stock under certain circumstances prior to maturity at a conversion rate of 39.0753 shares per $1,000 principal amount of debentures (which represents a conversion price of approximately $25.59 per share) subject to adjustment under certain conditions. We may redeem the debentures, in whole or in part, in cash at any time on or after January 15, 2009. Holders of the debentures may require us to redeem the debentures, in whole or in part, in cash on January 15 of 2009, 2014 and 2019. As a result, the debentures are classified as a current liability as of August 31, 2008. As of August 31, 2008, no debentures were redeemed. Accrued interest to the redemption date will be paid by us in any such redemption. Accrued interest at August 31, 2008 and February 29, 2008 was $0.4 million. See also NOTE 9 to the Consolidated Financial Statements.

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

Given our historically strong operating cash flow and the $1.43 billion of cash and investments held at August 31, 2008, we do not presently anticipate the need to raise cash to fund our operations, either through the sale of additional equity or through the issuance of debt for the foreseeable future. However, we may take advantage of favorable capital market situations that may arise from time to time to raise additional capital.

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

Off-balance sheet arrangements

As of August 31, 2008 and February 29, 2008, we have no off-balance sheet financing arrangements and do not utilize any “structured debt”, “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

Subsequent events affecting cash

On September 4, 2008, the Company announced the acquisition of Qumranet, Inc. for approximately $107.0 million in cash. During October 2008, pursuant to the Company repurchased for a total of $200.0 million debentures with an aggregate face amount of $203.0 million and 2,098,200 shares of common stock for an aggregate of $30.0 million. For further discussion, see NOTE 9 to the Consolidated Financial Statements.

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

We value our cash and investment instruments by using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets (Level 1) include most U.S. Treasuries and money market securities. We do not adjust the quoted price for such instruments. The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency (Level 2) include investment-grade corporate bonds, commercial paper, agencies, certificate of deposits and foreign currency derivatives. We currently do not own any assets or liabilities measured at fair value on a recurring basis based on unobservable inputs (Level 3). The adoption of this statement had no material effect on our consolidated financial statements for the three months and six months ended August 31, 2008.

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

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of fixed-income securities, including both government and corporate obligations and money market funds. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or perceived credit risk related to the securities’ issuers. A hypothetical one percentage point change in interest rates would result in a $13.1 million change in interest income on an annual basis.

Our convertible debentures are at a fixed interest rate and therefore interest expense is not impacted by a change in rates. The fair market value of the debentures is subject to interest rate risk and market risk due to the convertible feature of the debentures. Generally the fair market value of fixed interest rate debt increases as interest rates fall and decreases as interest rates rise. The fair market value of debt with conversion features permitting conversion into the issuer’s stock, like our debentures, also generally increases as the market price of the underlying stock increases and decreases as the market price falls, assuming constant market interest rates. Interest and market value changes affect the fair market value of our debentures but do not impact our financial position, cash flows or results of operations. The fair value of the debentures was approximately $573.0 million and $568.7 million based on quoted market prices as of August 31, 2008 and February 29, 2008, respectively.

Investment Risk

The fair market value of our investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $6.4 million decrease in the fair value of our available-for-sale investment securities as of August 31, 2008.

Credit Risk

The fair market values of our investment portfolio and cash balances are exposed to counterparty credit risk. Accordingly, while we periodically review our portfolio for risk mitigation, the principal values of our cash balances, money market accounts and investments in available-for-sale securities could suffer a loss of value.

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

The aggregate notional amount of outstanding forward contracts at August 31, 2008 was $1.8 million. The fair value of these outstanding contracts at August 31, 2008 was less than $0.1 million liability and is recorded in accrued expenses on the Consolidated Balance Sheets. The forward contracts generally expire within two months of the period ended August 31, 2008. The forward contracts will settle in Swiss francs, Swedish krona, Czech koruna and US dollars.

The aggregate notional amount of outstanding forward contracts at February 29, 2008 was $16.7 million. The fair value these contracts at February 29, 2008 was a $0.4 million asset and is included in prepaid expenses and other current assets on our Consolidated Balance Sheets.

Foreign Currency Risk

Approximately 42% of our revenue for the three months ended August 31, 2008 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies. Using the average foreign currency exchange rates from fiscal 2008, our revenue, operating expenses and income from operations from non-U.S. operations for the three months ended August 31, 2008 would have been lower than we reported using the exchange rates for fiscal 2009 by approximately $4.8 million, $3.7 million and $1.1 million, respectively. Additionally, the assets and liabilities of our non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, while related revenue and expense accounts of these operations are translated at average exchange rates during the month in which related transactions occur. Translation gains and losses are included as an adjustment to stockholders’ equity and included in other comprehensive income. For further discussion, see NOTE 2 to the Consolidated Financial Statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Red Hat Professional Consulting, Inc., formerly PTI, a wholly owned subsidiary of the Company acquired in February 2001, together with its former directors and some of its former principal shareholders, is a defendant in a suit brought by a former employee in DeKalb County Superior Court in Georgia (Case No. 00-CV-5509-8). The plaintiff asserts, among other things, slander, breach of a shareholder agreement and of various employment agreements and seeks monetary damages. Red Hat Professional Consulting, Inc. has filed an answer, affirmative defenses and counterclaims, denying all liability. All discovery in the matter is complete. On October 31, 2005, a hearing was held on defendants’ Third Motion for Partial Summary Judgment, and the Court granted summary judgment on three of the claims. A pre-trial order was entered in the matter, and it was set for trial on December 11, 2006. However, the Court elected to delay trial for purposes of rehearing plaintiff’s motion for partial summary judgment, and that hearing was held on December 11, 2006. On February 16, 2007, the Court issued an order in favor of plaintiff and against all defendants on plaintiff’s claim that his stock option agreement had been breached. That order does not set forth a remedy. The order was appealed by the Defendants to the Georgia Court of Appeals, which on March 17, 2008, reversed the trial court, vacated the trial court’s order, and remanded for further proceedings. The Company filed a timely motion to reconsider with the Georgia Court of Appeals questioning the line of cases upon which the decision was rendered and the standard the court indicated should be applied by the trial court in determining the issues on remand. That motion was denied. The Company filed a petition for writ of certiorari in the Georgia Supreme Court, and that petition was denied on September 8, 2008, and the case was remanded to the trial court for further proceedings. The Company has been indemnified, subject to certain limitations, in this matter by the former PTI shareholders; however, there is a possibility that any damage award in this case could, if upheld, exceed the limits of such indemnification. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

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

Commencing on August 4, 2003, the Company filed suit against The SCO Group, Inc. (“SCO”) in the U.S. District Court for the District of Delaware seeking a declaratory judgment that the Company is not infringing any of SCO’s intellectual property rights (Civil Action No. 03-722-SLR). In addition, the Company has asserted claims against SCO under Delaware and federal law, including deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, trade libel and violations of the Lanham Act. The Company contends that SCO has made false and misleading public statements in alleging that software code, in which SCO claims to own copyrights and trade secrets, was misappropriated and incorporated into the Company’s product and that SCO has threatened legal action. On September 15, 2003, SCO filed a motion to dismiss contending, among other things, that no actual controversy exists and that the declaratory judgment that the Company seeks would not be warranted. On April 6, 2004, the Court denied SCO’s motion to dismiss but stayed further action in the case pending resolution of litigation underway in the U.S. District Court for the District of Utah between SCO and IBM. On April 20, 2004, Red Hat filed a motion for reconsideration contending that a stay based on the Utah case would be inappropriate. On March 31, 2005, the Court denied the Company’s motion to reconsider but extended to the Company the right to renew the motion should matters materially change in the SCO v. IBM litigation. SCO filed for bankruptcy protection in the District of Delaware on September 14, 2007, and on September 17, 2007 SCO filed a Notice in the pending case referencing the automatic stay in bankruptcy and asking the court to take the case off its active calendar. On October 15, 2007, SCO filed a schedule in the bankruptcy proceeding, listing Red Hat’s claim as disputed and unliquidated. On April 18, 2008, Red Hat filed a proof-of-claim in the bankruptcy proceeding, which is currently pending. On September 23, 2008, the judge in the bankruptcy proceeding extended the deadline for SCO to file a plan of reorganization through December 31, 2008, and extended the exclusive period for soliciting acceptances through March 2, 2009.

In the summer of 2004, 14 class action lawsuits were filed against the Company and several of its former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of North Carolina. In each of the actions, plaintiffs seek to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arise in connection with the Company announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs assert that certain former officers (the “Individual Defendants”) and the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), and Rule 10b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs seek unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in the Company’s common stock, disgorgement by the Company’s chief executive officer and former chief financial officer of certain compensation and profits from trading in the Company’s common stock pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 and other relief. As of September 8, 2004, all of these class action lawsuits were consolidated into a single action referenced as Civil Action No. 5:04-CV-473BR and titled In re Red Hat, Inc. Securities Litigation. On May 6, 2005, the plaintiffs filed an amended consolidated class action complaint. On July 29, 2005, the Company, on behalf of itself and the Individual Defendants, filed a motion to dismiss the action for failure to state a claim upon which relief may be granted. Also on that date, PricewaterhouseCoopers LLP (“PwC”), another defendant, filed a separate motion to dismiss. On May 12, 2006, the Court issued an order granting the motion to dismiss the Securities Exchange Act claims against several of the Individual Defendants, but denying the motion to dismiss the Securities Exchange Act claims against the Company, its former chief executive officer and chief financial officer. The Court dismissed the claims under the Sarbanes-Oxley Act in their entirety, and also granted PwC’s motion to dismiss. On November 6, 2006, the plaintiffs filed a motion for class certification. Subsequent to the filing of that motion, several plaintiffs withdrew as potential class representatives, and the Company opposed the certification of the remaining proposed class representatives. On May 11, 2007, the Court entered an order denying class certification and denying all other pending motions as moot. Thereafter, on July 13, 2007 Charles Gilbert filed a renewed motion for appointment as lead plaintiff and approval of selection of lead counsel. On November 13, 2007, the Court entered an Order allowing Gilbert’s motion, appointing him lead plaintiff and adding him as a party plaintiff and appointing lead counsel. On January 14, 2008, Gilbert’s counsel filed a motion to certify the action as a class action, which has since been briefed by the parties and now awaits disposition by the Court. The Company intends to vigorously defend any remaining claims in this matter. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

On October 4, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington ( Civil Action No. C07-1587 JLR) against, among others, The Goldman Sachs Group, Inc. and JPMorgan Chase & Co., lead underwriters of the Company’s initial public offering in August 1999. The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the underwriters and certain unnamed officers, directors and principal stockholders exceeded ten percent of the Company’s outstanding common stock from the date of the Company’s initial public offering on August 11, 1999, through at least August 10, 2000. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b) of the Securities Exchange Act of 1934, as amended, and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The Company was named as a nominal defendant in the action. On February 28, 2008, plaintiff filed an amended complaint asserting substantially similar claims as those set forth in the initial complaint. In July 2008, the Company and the underwriter defendants filed motions to dismiss. Plaintiff has filed oppositions to both motions, and briefing on these motions is presently scheduled for completion on October 23, 2008.

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

RISKS RELATED TO BUSINESS UNCERTAINTY

Our operating results may be adversely affected by unfavorable economic and market conditions.

Economic conditions worldwide have from time to time contributed to slowdowns in the technology industry, as well as in the specific segments and markets in which the Company operates, resulting in reduced demand and increased price competition for our products and services. Our operating results in one or more geographic regions may also be affected by uncertain or changing economic conditions within that region, such as the challenges that are currently affecting economic conditions in the United States. If global economic and market conditions, or economic conditions in the United States or other key markets, remain uncertain or persist, spread or deteriorate further, we may experience material impacts on our business, financial condition and results of operation.

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

As part of our business strategy, we have in the past entered into business combinations and acquisitions (for example, our acquisition of JBoss in June 2006 and our acquisition of Qumranet in September 2008), and we may continue to do so in the future. We have limited experience in making acquisitions, and acquisitions present significant challenges and risks, including:

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

Our security and testing measures may not prevent security breaches that could harm our business. Advances in computer capabilities, new discoveries in the field of cryptography, inadequate technology or facility security measures or other factors may result in a compromise or breach of our systems and the data we process. Any compromise of our systems or the data we process could harm our reputation or financial condition and, therefore, our business. In addition, a party who is able to circumvent our security measures or exploit inadequacies in our security measures, could, among other effects, misappropriate proprietary information, cause interruptions in our operations or expose customers to computer viruses or other disruptions or vulnerabilities. Actual or perceived vulnerabilities may lead to claims against us by customers, partners or other third parties, which could be material. While our customer agreements typically contain provisions that seek to limit our liability, there is no assurance these provisions will be enforceable and effective under applicable law.

We are vulnerable to system failures, which could harm our business.

We rely on our technology infrastructure, among other functions, to sell our products and services, support our partners, fulfill orders and bill, collect and make payments. Our systems are vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, terrorist attacks, computer intrusions and viruses, computer denial-of-service attacks and other events. A significant number of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Our systems are also subject to break-ins, sabotage and intentional acts of vandalism by internal employees, contractors and third parties. Despite any precautions we may take, such problems could result in, among other consequences, interruptions in our services, which could harm our reputation and financial condition. We do not carry business interruption insurance sufficient to protect us from all losses that may result from interruptions in our services as a result of system failures or to cover all contingencies.

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

We may not be able to meet the financial and operational challenges that we will encounter as our international operations, which represented approximately 39.5% of our total revenue for the fiscal year ended February 29, 2008, continue to expand.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding the Company’s purchases of its Common Stock during its second fiscal quarter ended August 31, 2008:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
June 1, 2008—June 30, 2008	569	$23.63	—	$175.6 million
July 1, 2008—July 31, 2008	9,770	$20.52	—	175.6 million
August 1, 2008—August 31, 2008	203	$22.75	—	175.6 million

Total	10,542	$20.74	—	$175.6 million

(1)	During the three months ended August 31, 2008, the Company withheld an aggregate of 10,542 shares of Common stock from employees to satisfy minimum tax withholding obligations relating to the vesting of restricted stock awards. These shares were not withheld pursuant to the program described in Note 2 below.
(2)	On September 25, 2007, the Company announced that its Board of Directors had authorized a continuation of the Company’s Common Stock and Debenture repurchase program that was announced in October 2006. Under the continued program, the Company was authorized to repurchase up to an aggregate of $250.0 million of Common Stock and $75.0 million of Debentures from time to time on the open market or in privately negotiated transactions, as applicable. As of August 31, 2008, the amounts available under the program for the repurchase of Common Stock and Debentures were $175.6 million and $75.0 million, respectively.

On September 29, 2008, the Company announced that its Board of Directors had amended the repurchase program to increase by $125.0 million the amount of debentures that may be repurchased and extend the program so that it expires on the earlier of (i) November 30, 2008 or (ii) a determination by the Board of Directors, the Chief Executive Officer or the Chief Financial Officer to discontinue the program. During October 2008, the Company repurchased for $200.0 million debentures with an aggregate face amount of $203.0 million and 2,098,200 shares of common stock for an aggregate of $30.0 million.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 14, 2008, the Company held its 2008 annual meeting of stockholders (the “Annual Meeting”). At the Annual Meeting, the following Class III directors were elected: Dr. Narendra K. Gupta, William S. Kaiser and James M. Whitehurst. The Class I directors whose terms of office continued after the Annual Meeting were Dr. W. Steve Albrecht and Dr. Marye Anne Fox. The Class II directors whose terms of office continued after the Annual Meeting were General H. Hugh Shelton U.S. Army (Retired) and Matthew J. Szulik.

Set forth below is the number of votes cast for or withheld with respect to each nominee for director and the number of votes cast for or against or abstaining from the other matters submitted to a vote of the stockholders at the Annual Meeting.

Election of Class III Directors:

	Number of Votes
NOMINEES	Shares For	Shares Withheld
Dr. Narendra K. Gupta	157,531,250	20,862,683
William S. Kaiser	160,571,083	17,822,850
James M. Whitehurst	160,935,289	17,458,644

Ratification of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending February 28, 2009:

RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS	Number of Votes
VOTES FOR:	177,198,781
VOTES AGAINST:	1,058,727
ABSTENTIONS:	136,425

Approval of an amendment and restatement of the Company’s 2004 Long-Term Incentive Plan, as amended:

APPROVAL OF AMENDMENT AND RESTATEMENT OF 2004 LONG-TERM INCENTIVE PLAN, AS AMENDED	Number of Votes
VOTES FOR:	135,401,370
VOTES AGAINST:	27,083,075
ABSTENTIONS:	190,163

ITEM 6.	EXHIBITS

(a) List of Exhibits

Exhibit No.		Description of Exhibit

10.1	*	Red Hat, Inc. Amended and Restated 2004 Long-Term Incentive Plan

10.2	*+	Employment Agreement by and between the registrant and Matthew Szulik dated July 24, 2002

10.3	*+	Restricted Stock Award Agreement by and between the registrant and Matthew Szulik dated June 27, 2001

10.4	*+	Red Hat, Inc. 1999 Stock Option and Incentive Plan, as amended

31.1		Certification of the registrant's Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of the registrant's Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of the Principal Executive Officer and the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Indicates a management contract or compensatory plan, contract or arrangement.
+	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

Date: October 10, 2008	By:	/s/ JAMES M. WHITEHURST
James M. Whitehurst President and Chief Executive Officer (Duly Authorized Officer on Behalf of the Registrant)

RED HAT, INC.

Date: October 10, 2008	By:	/s/ CHARLES E. PETERS, JR.
Charles E. Peters, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

RED HAT, INC.

Date: October 10, 2008	By:	/s/ MARK E. COOK
Mark E. Cook Vice President and Controller (Principal Accounting Officer)