Form 10-Q
period 2008-11-30
RED HAT INC
filed 2009-01-09
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

As of January 7, 2009, there were 190,094,446 shares of common stock outstanding.

RED HAT, INC.

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands—except share and per share amounts)

	November 30, 2008 (Unaudited)	February 29, 2008
ASSETS
Current assets:
Cash and cash equivalents	$519,837	$677,720
Investments in debt and equity securities, short-term	238,794	312,442
Accounts receivable, net of allowances for doubtful accounts of $1,908 and $2,211, respectively	113,162	127,002
Prepaid expenses and other current assets	78,142	75,192

Total current assets	949,935	1,192,356
Property and equipment, net of accumulated depreciation and amortization of $86,171 and $72,132, respectively	68,249	68,557
Goodwill	437,713	340,314
Identifiable intangibles, net	126,260	93,823
Investments in debt securities, long-term	317,821	341,781
Other assets, net	64,501	43,151

Total assets	$1,964,479	$2,079,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,779	$17,341
Accrued expenses	58,345	43,260
Deferred revenue	352,701	339,088
Convertible debentures	285,500	570,000
Other current obligations	898	59

Total current liabilities	708,223	969,748
Deferred lease credits	4,630	4,977
Long-term deferred revenue	152,416	133,805
Other long-term obligations	19,329	20,261
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 207,577,602 and 205,731,732 shares issued, and 190,064,962 and 190,859,696 shares outstanding at November 30, 2008 and February 29, 2008, respectively	21	21
Additional paid-in capital	1,267,432	1,170,328
Retained earnings (accumulated deficit)	34,531	(28,202)
Treasury stock at cost, 17,512,640 and 14,872,036 shares at November 30, 2008 and February 29, 2008, respectively	(232,311)	(192,946)
Accumulated other comprehensive income	10,208	1,990

Total stockholders’ equity	1,079,881	951,191

Total liabilities and stockholders’ equity	$1,964,479	$2,079,982

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands—except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007
Revenue:
Subscriptions	$135,451	$115,732	$401,854	$327,949
Training and services	29,881	19,649	84,497	53,575

Total subscription and training and services revenue	165,332	135,381	486,351	381,524

Cost of subscription and training and services revenue:
Cost of subscriptions	8,771	8,099	27,448	24,192
Cost of training and services	17,765	12,827	53,025	35,062

Total cost of subscription and training and services revenue	26,536	20,926	80,473	59,254

Gross profit	138,796	114,455	405,878	322,270
Operating expense:
Sales and marketing	58,514	47,653	177,350	139,955
Research and development	34,544	25,930	95,184	71,101
General and administrative	24,768	21,419	71,060	59,013

Total operating expense	117,826	95,002	343,594	270,069

Income from operations	20,970	19,453	62,284	52,201
Other income, net	13,795	14,440	38,593	42,048
Interest expense	(1,249)	(1,581)	(4,365)	(4,641)

Income before provision for income taxes	33,516	32,312	96,512	89,608
Provision for income taxes	9,211	12,029	33,779	34,947

Net income	$24,305	$20,283	$62,733	$54,661

Basic net income per common share	$0.13	$0.10	$0.33	$0.28

Diluted net income per common share	$0.12	$0.10	$0.30	$0.26

Weighted average shares outstanding
Basic	190,665	194,038	190,978	194,741
Diluted	208,408	221,547	215,605	222,740

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2008	2007	2008	2007
Cash flows from operating activities:
Net income	$24,305	$20,283	$62,733	$54,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,561	8,443	29,486	23,897
Share-based compensation expense	12,251	9,455	33,682	26,422
Deferred income taxes	7,031	10,343	27,260	28,557
Excess tax benefits from share-based payment arrangements	(14,790)	(17,087)	(39,246)	(44,206)
Gain on sale of investments in equity securities	—	—	(4,996)	—
Gain from repurchase of convertible debentures	(4,129)	—	(4,129)	—
Amortization of debt issuance costs	627	752	2,131	2,257
Other	314	477	177	1,021
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable	(7,650)	(16,986)	13,687	(16,741)
Prepaid expenses and other current assets	(7,400)	(1,674)	(14,308)	(1,673)
Accounts payable	1,836	148	(6,138)	(1,959)
Accrued expenses	8,774	9,660	18,576	7,278
Deferred revenue	27,503	35,759	58,217	69,181
Other assets	(85)	65	(355)	(132)

Net cash provided by operating activities	59,148	59,638	176,777	148,563

Cash flows from investing activities:
Purchase of investment in debt securities available-for-sale	—	(354,569)	(331,705)	(863,159)
Proceeds from sales and maturities of investment in debt securities available-for-sale	77,498	344,345	427,314	753,303
Proceeds from sales of investment in equity securities available-for-sale	—	—	5,568	—
Acquisitions of businesses, net of cash acquired	(101,338)	—	(148,140)	(11,784)
Purchase of developed technologies and other intangible assets	(779)	(422)	(3,121)	(4,775)
Purchase of property and equipment	(4,212)	(10,971)	(18,164)	(25,752)

Net cash used in investing activities	(28,831)	(21,617)	(68,248)	(152,167)

Cash flows from financing activities:
Repurchase of convertible debentures	(280,058)	—	(280,058)	—
Excess tax benefits from share-based payment arrangements	14,790	17,087	39,246	44,206
Net proceeds (payments) related to net settlement of employee share-based awards	(772)	5,390	16,017	13,920
Purchase of treasury stock	(29,999)	(482)	(39,365)	(618)
Structured stock repurchase	—	—	1,989	—
Proceeds from other borrowings	—	—	—	2,898
Payments on other borrowings	(48)	—	(72)	(757)

Net cash (used in) provided by financing activities	(296,087)	21,995	(262,243)	59,649

Effect of foreign currency exchange rates on cash and cash equivalents	(1,850)	2,324	(4,169)	3,675
Net increase (decrease) in cash and cash equivalents	(267,620)	62,340	(157,883)	59,720
Cash and cash equivalents at beginning of the period	787,457	524,619	677,720	527,239

Cash and cash equivalents at end of the period	$519,837	$586,959	$519,837	$586,959

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

NOTE 2—Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three months and nine months ended November 30, 2008 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months and nine months ended November 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2009. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting. For further information, see the Company’s Consolidated Financial Statements, including notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Impairment of Goodwill and Long-Lived Assets

The Company tests goodwill for impairment annually in accordance with Statement of Financial Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires goodwill be tested at least annually using a two-step process that begins with identifying potential impairment. Potential impairment is identified if the fair value of the reporting unit to which goodwill applies is less than the recognized or book value of the related reporting entity, including such goodwill. Where the book value of a reporting entity, including related goodwill, is greater than the reporting entity’s fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. For the three months and nine months ended November 30, 2008 and November 30, 2007, the Company did not identify any potential impairment related to its goodwill.

The Company evaluates the recoverability of its property and equipment and other assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. The Company performs this assessment whenever events or changes in circumstances indicate an impairment may have occurred. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets. No potential impairment losses related to the Company’s long-lived assets were identified by the Company for the three months and nine months ended November 30, 2008 and November 30, 2007.

Cash and Cash Equivalents

The Company considers liquid investments purchased with a maturity period of three months or less at the date of purchase to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s estimate of the amount of probable credit losses in the Company’s existing

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered. The Company does not have off-balance-sheet credit exposure related to its customers.

Investments in Debt and Equity Securities

The Company’s investments at November 30, 2008 and February 29, 2008 are in debt and equity securities which are classified as available for sale and carried at market value in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments in debt securities are classified as either a cash equivalent, current asset (Investments in debt and equity securities, short-term) or long-term asset (Investments in debt securities, long-term) based on their time to maturity. Investments with a maturity date of one year or less from the balance sheet date are classified as a current asset and those with a maturity date of greater than one year are classified as a long-term asset. The weighted average maturity period of the Company’s investment in debt securities was 0.6 years at November 30, 2008 and 0.4 years at February 29, 2008.

The Company’s investments are considered available for sale as these securities are available for sale at any time in response to needs for liquidity, changes in the availability of and the yield on alternative instruments or changes in funding sources or terms. The following table summarizes the Company’s average total return and resulting unrealized gain or loss related to these investments which is recorded as other comprehensive income, a separate component of stockholders’ equity (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007
Debt securities:
Unrealized gains (losses) on available-for-sale debt securities during the period	$(1,736)	$2,889	$(8,540)	$3,400
Average rate of total return on investment in debt securities portfolio	3.24%	6.14%	3.32%	5.50%
Equity securities:
Unrealized gains (losses) on available-for-sale equity securities during the period (1)	$(6,168)	$—	$7,934	$—

(1)	Investments in equity securities available-for-sale at November 30, 2008 consist of equity ownership in Rackspace Inc., which underwent an initial public offering (“IPO”) on August 8, 2008. Prior to Rackspace Inc. completing its IPO, the Company accounted for its investment in Rackspace Inc. on a lower of cost or market basis, which totaled $2.2 million at February 29, 2008 and is included in other assets, net on the Company’s Consolidated Balance Sheet at February 29, 2008. At November 30, 2008 these equity investments are classified as available-for-sale and included in investments in debt and equity securities, short-term on the Company’s Consolidated Balance Sheet.

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

Under SFAS 157, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 should maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

As described above, the Company’s investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. Liquid investments with effective maturities of 90 days or less from the balance sheet date are classified as cash equivalents. Investments with remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than twelve months from the balance sheet date are classified as long-term investments. The Company’s Level 1 financial instruments are valued using quoted prices in active markets for identical instruments. The Company’s Level 2 financial instruments, including derivative instruments, are valued using quoted prices for identical instruments in less active markets or using other observable market inputs for comparable instruments.

Unrealized gains and temporary losses on investments classified as available for sale are included within accumulated other comprehensive income, net of any related tax effect. Upon realization, such amounts are reclassified from accumulated other comprehensive income to investment income. Realized gains and losses and other than temporary impairments, if any, are reflected in the statements of operations as other income, net. The Company does not recognize changes in the fair value of its investments in income unless a decline in value is considered other-than-temporary in accordance with guidance provided in Financial Accounting Standards Board Staff Position 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FAS 115-1”). The Company has determined that the gross unrealized losses at November 30, 2008 are temporary. In making this determination, the Company considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments’ cost, the length of time the investments have been in an unrealized loss position and the Company’s ability and intent to hold the investment to maturity.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company minimizes its credit risk associated with investments by investing primarily in investment grade, liquid securities. The Company’s policy is designed to limit exposures to any one issuer depending on credit quality. Periodic evaluations of the relative credit standing of those issuers are considered in the Company’s investment strategy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at November 30, 2008 (in thousands):

	As of November 30, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$408,362	$408,362	$—	$—
Available-for-sale securities (1):
Treasuries	17,494	17,494	—	—
Certificate of deposit	28,150	—	28,150	—
Agencies	370,505	—	370,505	—
Corporates	158,182	—	158,182	—
Equities (1)	9,564	9,564	—	—
Foreign currency derivatives (3)	33	—	33	—
Liabilities:
Foreign currency derivatives (2)	(103)	—	(103)	—

Total	$992,187	$435,420	$556,767	$—

(1)	Included in either cash and cash equivalents or investments in debt and equity securities in the Company’s Consolidated Balance Sheet at November 30, 2008, in addition to $84.2 million of cash

(2)	Included in accrued expenses in the Company’s Consolidated Balance Sheet at November 30, 2008

(3)	Included in other assets, net in the Company’s Consolidated Balance Sheet at November 30, 2008.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at February 29, 2008 (in thousands):

	As of February 29, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$514,925	$514,925	$—	$—
Available-for-sale securities(1):
Treasuries	37,519	37,519	—	—
Certificate of deposit	37,904	—	37,904	—
Commercial paper	36,793	—	36,793	—
Agencies	483,687	—	483,687	—
Corporates	164,655	—	164,655	—
Foreign currency derivatives (2)	388	—	388	—

Total	$1,275,871	$552,444	$723,427	$—

(1)	Included in either cash and cash equivalents or investments in debt and equity securities in the Company’s Consolidated Balance Sheet at February 29, 2008, in addition to $56.3 million of cash

(2)	Included in other current assets in the Company’s Consolidated Balance Sheet at February 29, 2008

The following table represents the Company’s investments measured at fair value as of November 30, 2008 (in thousands):

		Gross Unrealized			Balance Sheet Classification
					Cash Equivalent Marketable Securities	Short-term Marketable Securities	Long-term Marketable Securities
As of November 30, 2008	Cost	Gains	Losses	Aggregate Fair Value
Money Markets	$408,362	$—	$—	$408,362	$408,362	$—	$—
Treasury	17,090	404	—	17,494	—	15,612	1,882
Certificate of Deposit	28,150	—	—	28,150	27,281	869	—
Commercial Paper	—	—	—	—	—	—	—
Agencies	368,516	2,120	(131)	370,505	—	151,933	218,572
Corporates	163,860	136	(5,814)	158,182	—	60,816	97,366
Equities	1,630	7,934	—	9,564	—	9,564	—

Total	$987,608	$10,594	$(5,945)	$992,257	$435,643	$238,794	$317,820

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table represents the Company’s investments measured at fair value as of February 29, 2008 (in thousands):

		Gross Unrealized			Balance Sheet Classification
					Cash Equivalent Marketable Securities	Short-term Marketable Securities	Long-term Marketable Securities
As of February 29, 2008	Cost	Gains	Losses	Aggregate Fair Value
Money Markets	$514,925	$—	$—	$514,925	$514,925	$—	$—
Treasury	36,949	579	(9)	37,519	19,964	—	17,555
Certificate of Deposit	37,904	—	—	37,904	16,512	21,392	—
Commercial Paper	36,793	—	—	36,793	20,982	15,811	—
Agencies	480,272	3,424	(9)	483,687	48,877	192,501	242,309
Corporates	163,385	1,753	(483)	164,655	—	82,738	81,917

Total	$1,270,228	$5,756	$(501)	$1,275,483	$621,260	$312,442	$341,781

Internal Use Software

In accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalized $7.2 million and $8.3 million in costs related to the development of internal use software for its website, enterprise resource planning system and systems management applications during the nine months ended November 30, 2008 and November 30, 2007, respectively. The Company amortizes the costs of computer software developed for internal use on a straight-line basis over an estimated useful life of five years. The carrying value of internal use software is included in property and equipment on the Consolidated Balance Sheets.

Capitalized Software Costs

Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. As a result of the Company’s practice of releasing source code that it has developed on a weekly basis for unrestricted download on the Internet, there is generally no passage of time between achievement of technological feasibility and the availability of the Company’s product for general release. Therefore, at November 30, 2008 and February 29, 2008, the Company had no internally developed capitalized software costs for products to be sold to third parties.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Share-Based Compensation

Effective March 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), using the modified-prospective transition method. Under the modified-prospective method, compensation costs recognized in each of the three months and nine months ended November 30, 2008 and November 30, 2007 includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, March 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation costs for all share-based awards granted on or subsequent to March 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements for the three months and nine months ended November 30, 2008 and November 30, 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007
Cost of revenue	$723	$583	$2,047	$1,736
Sales and marketing	3,352	2,637	9,554	7,587
Research and development	3,715	2,208	9,769	6,452
General and administrative	4,461	4,027	12,311	10,647

Total share-based compensation	$12,251	$9,455	$33,681	$26,422

Share-based compensation expense qualifying for capitalization was insignificant for each of the three months and nine months ended November 30, 2008 and November 30, 2007. Accordingly, no share-based compensation expense was capitalized during the three months and nine months ended November 30, 2008 and November 30, 2007.

During the three months and nine months ended November 30, 2008, the Company granted the following share-based awards:

	Three Months Ended		Nine Months Ended
	Shares and Shares Underlying Awards	Weighted Average Per Share Fair Value	Shares and Shares Underlying Awards	Weighted Average Per Share Fair Value
Options	77,485	$4.45	84,460	$4.66
Nonvested shares and share units	2,461,938	$12.54	3,147,117	$14.11
Performance share units—target (1)	—	$—	405,000	$23.85
Deferred share units	1,722	$10.16	8,503	$18.78

Total awards	2,541,145	$12.29	3,645,080	$14.98

(1)

On May 22, 2008, the Board approved a Performance Share Unit Agreement for use with grants of performance share units (“PSUs”) to executive officers under the Red Hat, Inc. 2004 Amended and Restated Long-Term Incentive Plan, as amended, beginning May 2008. During the nine months ended November 30, 2008, certain executive officers were awarded a target number of PSUs, and depending on the Company’s financial performance relative to a specified peer group of companies, these executive officers may earn up to a maximum of 200% of the target number of PSUs over a performance period with three separate

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

performance segments noted below. In respect of the first performance segment, which is the period from March 1, 2008 through February 28, 2009, up to 25% of the maximum number of PSUs may be earned. In respect of the second performance segment, which is the period from March 1, 2008 through February 28, 2010, up to 50% of the maximum number of PSUs (less the amount of PSUs earned in respect of the first performance segment) may be earned. In respect of the third and final performance segment, which is the period from March 1, 2008 through February 28, 2011, up to 100% of the maximum number of PSUs (less the aggregate amount of PSUs earned in respect of the first and second performance segments) may be earned. The maximum number of PSUs that may be earned is capped at 100% of the target if total shareholder return for both the one- and three-year periods preceding the conclusion of the relevant performance segment are negative (as calculated using a 20-day average closing price).

Sales and Marketing Expenses

Sales and marketing expenses consist of costs, including salaries, sales commissions and related expenses, such as travel, of all personnel involved in the sales and marketing process. Sales and marketing expenses also include costs of advertising, sales lead generation programs, cooperative marketing arrangements and trade shows. All costs of advertising, including cooperative marketing arrangements, are expensed as incurred. Advertising expense totaled $4.2 million and $4.7 million for the three months ended November 30, 2008 and November 30, 2007, respectively. For the nine months ended November 30, 2008 and November 30, 2007, advertising expense totaled $13.8 million and $14.3 million, respectively.

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

The Company continues to assess the realizability of its deferred tax assets, which primarily consist of net operating losses (“NOL’s”) from share-based compensation expense deductions in the United States. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As of November 30, 2008, the Company’s net deferred tax asset balance was $120.0 million, of which $11.0 million is offset by a valuation allowance. The Company continues to record a valuation allowance against its deferred tax assets with respect to NOL’s attributable to certain share-based compensation expense deductions related to excess tax benefits recognized prior to the adoption of SFAS 123R, certain foreign NOL’s and an acquired NOL carryforward that is subject to a limitation under Section 382 of the Internal Revenue Code.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In accordance with the provisions of SFAS 123R, the benefit of the deferred tax asset attributable to U.S. NOL carryforwards from share-based compensation expense deductions, generated prior to adoption of SFAS 123R, are being recognized as, and to the extent that, taxes payable are reduced. As these deferred tax assets attributable to NOL’s from share-based compensation expense deductions are realized, the benefit of the deferred tax asset is recorded in additional paid in capital.

It is the Company’s policy to invest the earnings of foreign subsidiaries indefinitely outside the U.S. From time to time, however, the Company remits a portion of these earnings to the extent it does not incur additional U.S. tax and it is otherwise feasible.

Foreign Currency Translation

The Euro has been determined to be the primary functional currency for the Company’s European operations and local currencies have been determined to be the functional currencies for the Company’s Asia Pacific and South American operations.

Foreign exchange gains and losses, which result from the process of remeasuring foreign currency transactions into the appropriate functional currency, are included in other income, net in the Company’s Consolidated Statements of Operations. Net foreign exchange gains and losses included in other income were $0.4 million gain and $1.4 million loss for the three months ended November 30, 2008 and November 30, 2007, respectively. For the nine months ended November 30, 2008 and November 30, 2007 net foreign exchange losses totaled $0.6 million and $1.7 million, respectively. The translation of foreign currency financial statements into U.S. Dollars for financial reporting purposes is included in other comprehensive income, which is a separate component of stockholders’ equity.

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

The Company performs credit evaluations to reduce credit risk and generally requires no collateral from its customers. Management estimates the allowance for uncollectible accounts based on their historical experience and credit evaluation. The Company’s standard credit terms are net 30 days in the U.S., net 30 to 45 days in EMEA, and range from net 30 to net 60 days in Asia Pacific. One customer accounted for 10% and 11% of the Company’s accounts receivable at November 30, 2008 and February 29, 2008, respectively.

For the three months and nine months ended November 30, 2008 and November 30, 2007, there were no individually significant customers from which the Company generated revenue.

Net Income Per Common Share

The Company computes net income per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”), Staff Accounting Bulletin No. 98 (“SAB 98”) and Emerging Issues Task Force No. 04-8, The Effect of Contingently Convertible Instruments on Diluted EPS.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Under the provisions of SFAS 128 and SAB 98, basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income adjusted for interest expense and amortization of debt issuance costs associated with the convertible debentures, by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of shares issuable upon the exercise of stock options and convertible securities such as the Company’s convertible debentures. Diluted net income per share for the three months and nine months ended November 30, 2008 and November 30, 2007, assumes the conversion of the convertible debentures using the “if converted” method.

The following table reconciles the numerators and denominators of the earnings per share calculation for the three months and nine months ended November 30, 2008 and November 30, 2007 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007
Diluted net income per share computation:
Net income	$24,305	$20,283	$62,733	$54,661
Interest expense on convertible debt, net of related tax	387	435	1,273	1,304
Amortization of debt issuance costs, net of related tax	455	459	1,386	1,377

Net income—diluted	$25,147	$21,177	$65,392	$57,342

Weighted average common shares outstanding	190,665	194,038	190,978	194,741
Incremental shares attributable to assumed exercise of outstanding options and nonvested shares	3,888	5,236	5,140	5,726
Incremental shares attributable to assumed conversion of convertible debentures	13,855	22,273	19,487	22,273

Diluted shares	208,408	221,547	215,605	222,740

Diluted net income per share	$0.12	$0.10	$0.30	$0.26

The following shares are not included in the computation of diluted earnings per share because the option prices were greater than the average market price of the Company’s stock during the related periods and the effect of including such options in the computation would be antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007
Number of shares considered antidilutive for calculating diluted net income per share:	12,140	4,223	9,422	3,824

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company has offices in more than 65 locations around the world. The Company manages its international business on an Americas-wide, EMEA-wide and Asia Pacific-wide basis. The following summarizes revenue, net income (loss) and total assets by geographic segment at and for the three months ended November 30, 2008 and November 30, 2007 (in thousands):

	Americas	EMEA	Asia Pacific	Total
	Three Months Ended November 30, 2008
Revenue from unaffiliated customers	$108,519	$34,807	$22,006	$165,332
Net income (loss)	$23,179	$1,968	$(842)	$24,305
Total assets	$1,771,978	$119,053	$73,448	$1,964,479

	Three Months Ended November 30, 2007
Revenue from unaffiliated customers	$88,022	$29,379	$17,980	$135,381
Net income (loss)	$22,967	$116	$(2,800)	$20,283
Total assets	$1,863,572	$115,674	$58,494	$2,037,740

The following summarizes revenue, net income (loss) and total assets by geographic segment at and for the nine months ended November 30, 2008 and November 30, 2007 (in thousands):

	Americas	EMEA	Asia Pacific	Total
	Nine Months Ended November 30, 2008
Revenue from unaffiliated customers	$314,627	$106,760	$64,964	$486,351
Net income (loss)	$57,436	$10,551	$(5,254)	$62,733
Total assets	$1,771,978	$119,053	$73,448	$1,964,479

	Nine Months Ended November 30, 2007
Revenue from unaffiliated customers	$250,470	$79,864	$51,190	$381,524
Net income (loss)	$58,052	$935	$(4,326)	$54,661
Total assets	$1,863,572	$115,674	$58,494	$2,037,740

The following table lists, for the three months ended November 30, 2008 and November 30, 2007, revenue from unaffiliated customers in the United States, the Company’s country of domicile, revenue from unaffiliated customers in Japan, which in terms of revenue, was the only individually material country outside the United States and revenue from other foreign countries (in thousands):

	Three Months Ended November 30, 2008	Three Months Ended November 30, 2007
United States, the Company’s country of domicile	$98,848	$81,807
Japan	12,431	10,447
Other foreign	54,053	43,127

Total revenue from unaffiliated customers	$165,332	$135,381

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table lists, for the nine months ended November 30, 2008 and November 30, 2007, revenue from unaffiliated customers in the United States, the Company’s country of domicile, revenue from unaffiliated customers in Japan, which in terms of revenue, was the only individually material country outside the United States and revenue from other foreign countries (in thousands):

	Nine Months Ended November 30, 2008	Nine Months Ended November 30, 2007
United States, the Company’s country of domicile	$287,632	$233,400
Japan	36,266	29,090
Other foreign	162,453	119,034

Total revenue from unaffiliated customers	$486,351	$381,524

Total tangible long-lived assets located in the United States, the Company’s country of domicile, and similar tangible long-lived assets held outside the United States are summarized in the following table at November 30, 2008 and February 29, 2008 (in thousands):

	November 30, 2008	February 29, 2008
United States, the Company’s country of domicile	$74,273	$78,571
Foreign	19,411	19,569

Total long-lived assets, other than financial instruments and deferred taxes	$93,684	$98,140

Comprehensive Income

The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income for the three months and nine months ended November 30, 2008 and November 30, 2007 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007
Comprehensive income:
Net income	$24,305	$20,283	$62,733	$54,661
Foreign currency translation adjustments	6,736	(2,010)	8,824	(2,186)
Change in accumulated unrealized losses on marketable debt securities – available-for-sale	(1,736)	2,889	(8,540)	3,400
Change in accumulated unrealized gains on marketable equity securities – available-for-sale	(6,168)	—	7,934	—

Total comprehensive income, net of taxes	$23,137	$21,162	$70,951	$55,875

As of November 30, 2008 and February 29, 2008, the Company held investments in debt and equity securities available-for-sale with a combined, accumulated, unrealized gain of $4.6 million and $5.3 million, respectively.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand such effects on financial position, financial performance and cash flow. SFAS 161 is effective for the Company on March 1, 2009. The Company has not completed its evaluation of the impact on the Company’s consolidated financial statements of adopting SFAS 161 but currently believes the adoption of SFAS 161 will not be significant.

NOTE 3—Business Combinations

Acquisition of Qumranet, Inc.

On September 4, 2008, the Company completed its previously announced acquisition of Qumranet, Inc. (”Qumranet”), a privately held software company that produces and sells virtualization technologies. The acquisition of Qumranet broadens the Company’s technology solutions, communities of development and use,

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

and additional influence in, and acceptance of, virtualization technology in the Linux kernel, upon which the Company’s Red Hat Enterprise Linux platform is based. Under the terms of the agreement the Company paid approximately $104.8 million in cash. The total consideration paid by the Company in connection with the acquisition as of November 30, 2008 is summarized in the following table (in thousands):

Total
Cash consideration paid to and or on behalf of Qumranet stockholders	$104,772
Estimated transactions costs	931

Total consideration	$105,703

The table below represents the allocation of the total consideration to the Company’s tangible and identifiable intangible assets and liabilities (in thousands) based on management’s assessment of their respective fair values as of the date of the acquisition. The Company intends to finalize the purchase price allocation by the end of fiscal 2009 and currently anticipates that adjustments, if any, would be insignificant:

Total
Identifiable intangible assets at fair value (see detail below)	$21,200
Cash	4,333
Accounts receivable at fair value	28
Fixed assets at fair value	959
Other assets at fair value	247
Accrued liabilities at fair value	(1,069)
Goodwill	80,005

Total consideration allocated	$105,703

The following table summarizes the allocation of estimated identifiable intangible assets resulting from the acquisition (in thousands). For purposes of this allocation, the Company has assessed a fair value of Qumranet identifiable intangible assets related to customer contracts, customer relationships, employee covenants not to compete, developed technology and tradenames and trademarks based on the net present value of the projected income stream of these identifiable intangible assets. The resulting fair value is being amortized over the estimated useful life of each identifiable intangible asset on a straight-line basis which approximates the economic pattern of benefits:

	Expense Type	Estimated Life (Years)	Total
Developed technology	Research and development	6	17,000
Employee covenants not to compete	Sales and marketing	3	2,600
Tradenames and trademarks	General and administrative	10	1,600

Total identifiable intangible assets			$21,200

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the nine months ended November 30, 2008 and 2007 (in thousands, except per share amounts) as if the acquisition of Qumranet had occurred at the beginning of each period, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisitions actually taken place at the beginning of each period.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended Pro Forma	Nine Months Ended Pro Forma
	November 30, 2007	November 30, 2008	November 30, 2007
Revenue	$135,381	$486,476	$381,524
Net income	$18,609	$57,060	$49,896
Diluted net income	$19,503	$59,719	$52,577
Basic net income per common share	$0.10	$0.30	$0.26
Diluted net income per common share	$0.09	$0.28	$0.24

Other business combinations

During the nine months ended November 30, 2008, the Company acquired two businesses which provide the Company additional services capability within the middleware and security management markets. The aggregate purchase price paid for the two businesses, net of cash acquired, totaled $46.8 million.

NOTE 4—Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the Company completed its annual impairment test of goodwill as of February 29, 2008 and no goodwill impairment was deemed necessary. The following is a summary of goodwill for the nine months ended November 30, 2008 (in thousands):

Balance at February 29, 2008	$340,314
Add: acquisition of Qumranet (See NOTE 3, Business Combinations)	80,005
Add: acquisition of other businesses (1)	19,717
Impact of foreign currency fluctuations and other	(2,323)

Balance at November 30, 2008	$437,713

(1)	During the nine months ended November 30, 2008, goodwill additions represent the excess of purchase price over tangible and identifiable intangible assets of two acquired businesses which provide the Company additional services capability within the middleware and security management markets.

NOTE 5—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of purchased technologies, customer and reseller relationships, trademarks, copyrights and patents, which are amortized over the estimated useful life, generally on a straight-line basis with the exception of customer contracts and relationships which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit. Useful lives range from three to fifteen years for purchased technologies and customer and reseller relationships and three to ten years for trademarks, copyrights and patents. As of November 30, 2008 and February 29, 2008, trademarks with an indefinite estimated useful life totaled $8.4 and $10.1 million, respectively.

During the nine months ended November 30, 2008 the Company acquired businesses and technologies which included identifiable intangible assets valued at $43.4 million of which $21.2 million results from the acquisition of Qumranet, described in NOTE 3 to the Consolidated Financial Statements. The remaining $22.2 million increase in intangible assets relates to businesses and technologies acquired during the nine months ended November 30, 2008 which increased the Company’s services capabilities in the middleware and security management markets.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Amortization expense associated with identifiable intangible assets was $5.1 million and $3.3 million for the three months ended November 30, 2008 and November 30, 2007, respectively. For the nine months ended November 30, 2008 and November 30, 2007 amortization expense associated with identifiable intangible assets was $12.7 million and $9.8 million, respectively. The following is a summary of identifiable intangible assets (in thousands):

	November 30, 2008			February 29, 2008
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$46,246	$(9,500)	$36,746	$31,382	$(7,251)	$24,131
Purchased technologies	43,976	(17,356)	26,620	24,878	(13,316)	11,562
Customer and reseller relationships	77,233	(17,046)	60,187	68,978	(10,914)	58,064
Employee covenants not to compete	3,473	(766)	2,707	373	(307)	66

Total identifiable intangible assets	$170,928	$(44,668)	$126,260	$125,611	$(31,788)	$93,823

NOTE 6—Income Taxes

Income Tax Expense

During the three months and nine months ended November 30, 2008, the Company recorded $9.2 million and $33.8 million of income tax expense, respectively, which was based on an estimated annual effective tax rate of 35%. The Company’s current estimated annual effective tax rate of 35% differs from the estimated annual effective tax rate of 39% reported in the Company’s prior quarter consolidated financial statements primarily due to nonrecurring income tax deductions. During the three months and nine months ended November 30, 2007, the Company recorded $12.0 million and $34.9 million, respectively of income tax expense, which resulted in an estimated annual effective tax rate of 39%. The Company’s then estimated annual effective tax rate of 39% differed from the U.S. federal statutory rate of 35% primarily due to state income taxes.

Deferred Taxes

As of November 30, 2008, the Company’s net deferred tax asset balance was $120.0 million, of which $11.0 million was offset by a valuation allowance. Deferred tax assets consist primarily of NOL’s from stock-based compensation expense deductions in the U.S. The Company provides a valuation allowance against its net deferred tax assets with respect to NOL’s attributable to certain stock-based compensation expense deductions related to excess tax benefits recognized prior to the adoption of SFAS 123R, certain foreign NOL’s and an acquired NOL carryforward that is subject to a limitation under Section 382 of the Internal Revenue Code. The U.S. net deferred tax asset attributable to U.S. NOL’s from stock-based compensation expense deductions generated prior to adoption of SFAS 123R are being recognized as, and to the extent that, taxes payable are reduced. As these deferred tax assets attributable to NOL’s from stock-based compensation expense deductions are realized, the benefit of the deferred tax asset is recorded in additional paid in capital. During the three months and nine months ended November 30, 2008, the Company credited additional paid in capital $13.3 million and $46.0 million, respectively for cash benefits realized from utilization of NOL’s from stock-based compensation expense deductions.

As of November 30, 2008, the Company had U.S. federal and state NOL carryforwards of approximately $111.0 million. These NOL carryforwards are scheduled to expire in varying amounts beginning in 2020 and 2009 for federal and state income tax purposes, respectively.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Uncertain Tax Positions

In July 2006, the FASB issued FIN 48 which clarifies the accounting for uncertainty in income taxes by prescribing a comprehensive model for recognizing, measuring, presenting and disclosing uncertain income tax positions taken or expected to be taken by the Company on its tax returns. The Company adopted FIN 48 effective March 1, 2007. The Company’s unrecognized tax benefits were $37.3 million as of November 30, 2008 and $35.9 million as of February 29, 2008. The Company’s unrecognized tax benefits at November 30, 2008 and February 29, 2008, which, if recognized, would impact its effective tax rate were $15.7 million and $14.3 million, respectively.

During the three months and nine months ended November 30, 2008, the amount of unrecognized tax benefits increased by approximately $0.5 million and $1.4 million, respectively with respect to the continuation in the current period of uncertain tax positions taken during a prior period. The Company anticipates that similar quarterly increases in amount will occur during the next 12 months. The Company does not currently expect any other significant changes in its unrecognized tax benefits for the next 12 months. No settlements of uncertain income tax positions or reductions in long-term obligations related to unrecognized tax benefits occurred during the three months and nine months ended November 30, 2008.

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as income tax expense. Accrued interest and penalties related to unrecognized tax benefits totaled $0.5 million and $0.7 million as of November 30, 2008 and February 29, 2008, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of November 30, 2008. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOL’s:

Tax Jurisdiction	Years Subject to Income Tax Examination

U.S. federal	1994 – Present

North Carolina	1999 – Present

Ireland	2001 – Present

Japan*	2008 – Present

*	The Company has been examined for income tax for years through February 28, 2007. However, the statute of limitations remains open for 5 years.

The Company or one of its subsidiaries is currently undergoing an income tax examination in France.

The Company believes it has adequately provided for any reasonably foreseeable outcomes related to tax audits.

NOTE 7—Commitments and Contingencies

As of November 30, 2008, the Company leased office space and certain equipment under various non-cancelable operating leases. Rent expense under operating leases was $5.7 million and $4.6 million for the three months ended November 30, 2008 and November 30, 2007, respectively. For the nine months ended

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

November 30, 2008 and November 30, 2007, rent expense under operating leases was $16.8 million and $12.1 million, respectively.

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

NOTE 8—Legal Proceedings

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Commencing on August 4, 2003, the Company filed suit against The SCO Group, Inc. (“SCO”) in the U.S. District Court for the District of Delaware seeking a declaratory judgment that the Company is not infringing any of SCO’s intellectual property rights (Civil Action No. 03-722-SLR). In addition, the Company has asserted claims against SCO under Delaware and federal law, including deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, trade libel and violations of the Lanham Act. The Company contends that SCO has made false and misleading public statements in alleging that software code, in which SCO claims to own copyrights and trade secrets, was misappropriated and incorporated into the Company’s product and that SCO has threatened legal action. On September 15, 2003, SCO filed a motion to dismiss contending, among other things, that no actual controversy exists and that the declaratory judgment that the Company seeks would not be warranted. On April 6, 2004, the Court denied SCO’s motion to dismiss but stayed further action in the case pending resolution of litigation underway in the U.S. District Court for the District of Utah between SCO and IBM. On April 20, 2004, Red Hat filed a motion for reconsideration contending that a stay based on the Utah case would be inappropriate. On March 31, 2005, the Court denied the Company’s motion to reconsider but extended to the Company the right to renew the motion should matters materially change in the SCO v. IBM litigation. SCO filed for bankruptcy protection in the District of Delaware on September 14, 2007, and on September 17, 2007 SCO filed a Notice in the pending case referencing the automatic stay in bankruptcy and asking the court to take the case off its active calendar. On October 15, 2007, SCO filed a schedule in the bankruptcy proceeding, listing Red Hat’s claim as disputed and unliquidated. On April 18, 2008, Red Hat filed a proof-of-claim in the bankruptcy proceeding, which is currently pending. On September 23, 2008, the judge in the bankruptcy proceeding extended the deadline for SCO to file a plan of reorganization through December 31, 2008, and extended the exclusive period for soliciting acceptances through March 2, 2009. On December 30, 2008, SCO filed a motion to extend the exclusive period for it to file a plan of

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

reorganization to January 16, 2009 and the exclusive period for it to solicit acceptances to March 18, 2009. A hearing on this motion is scheduled for January 29, 2009.

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

On October 4, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington (Civil Action No. C07-1587 JLR) against, among others, The Goldman Sachs Group, Inc. and JPMorgan Chase & Co., lead underwriters of the Company’s initial public offering in August 1999. The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the underwriters and certain unnamed officers, directors and principal stockholders exceeded ten percent of the Company’s outstanding common stock from the date of the Company’s initial public offering on August 11, 1999, through at least August 10, 2000. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b) of the Securities Exchange Act of 1934, as amended, and failed to comply with those

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The Company was named as a nominal defendant in the action. On February 28, 2008, plaintiff filed an amended complaint asserting substantially similar claims as those set forth in the initial complaint. In July 2008, the Company and the underwriter defendants filed motions to dismiss. Plaintiff has filed oppositions to both motions On January 16, 2009, the Court will hear oral argument on the motions to dismiss.

On October 9, 2007, IP Innovation, LLC and Technology Licensing Corporation filed a complaint in the Eastern District of Texas (Civil Action No. 2-07CV-447) against Red Hat, Inc. and Novell, Inc., alleging direct and indirect infringement of U.S. Patent Nos. 5,072,412, 5,394,521 and 5,533,183. The complaint seeks, among other relief, compensatory damages, enhanced damages and injunctive relief. The Company answered the complaint on February 1, 2008, including counterclaims against plaintiffs for declaratory judgment of invalidity, unenforceability and noninfringement of the patents-in-suit, and the plaintiffs filed a reply to those counterclaims on February 11, 2008. Discovery in the case has begun. Based on the Company’s efforts to date, it believes it has meritorious defenses to this matter, and intends to vigorously defend itself. There can be no assurance, however, that the Company will be successful in its defense, and an adverse resolution of the lawsuit could have a material adverse effect on its business, financial position and results of operations, including its ability to continue to commercialize the technologies implicated in the litigation. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

The Company also experiences other routine litigation in the normal course of its business. The Company believes that the outcome of this routine litigation will not have a material adverse effect on its financial position and results of operations.

NOTE 9—Share and Debenture Repurchase Program

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

On September 29, 2008, the Company announced that its Board of Directors had amended the repurchase program to increase by $125.0 million the amount of Debentures that may be repurchased and extended the program so that it expired on the earlier of (i) November 30, 2008 or (ii) a determination by the Board of Directors, the Chief Executive Officer or the Chief Financial Officer to discontinue the program. On October 14, 2008, the Company announced that its Board of Directors had amended the repurchase program to increase by an additional $85.0 million the amount of Debentures that may be repurchased under the program. During the three months ended November 30, 2008, the Company repurchased for $280.1 million debentures with an aggregate face amount of $284.5 million.

On November 17, 2008, the Company announced that its Board of Directors had amended the repurchase program to authorize the repurchase of up to an aggregate of $250.0 million of Common Stock, without regard to amounts previously repurchased under prior programs. The amended program does not include any authorization to repurchase Debentures and expires on the earlier of (i) October 31, 2010 or (ii) a determination by the Board of Directors, the Chief Executive Officer or the Chief Financial Officer to discontinue the program. As of November 30, 2008, the amount available under the program for the repurchase of Common Stock was $250.0 million.

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

Revenue.    For the three months ended November 30, 2008, total revenue increased 22.1% or $30.0 million to $165.3 million from $135.4 million for the three months ended November 30, 2007. Subscription revenue increased 17.0% or $19.7 million, driven primarily by additional subscriptions related to our principal RHEL technologies, which have gained broader market acceptance in mission critical areas of computing, and our international expansion. The increase is, in part, a result of the continued migration of enterprises in industries such as telecommunications, government and financial services to our open source platform from a proprietary Unix platform. Training and services revenue increased by 52.1% or $10.2 million, driven primarily by revenue from professional services delivered by Amentra, a business we acquired in March 2008.

The success of our business model is influenced by the acceptance and widespread deployment of our open source technologies, our ability to provide additional value to our customers in the form of additional technology infrastructure, new product innovation and by providing additional services.

Deferred Revenue.    Our deferred revenue, current and long-term, balance at November 30, 2008 was $505.1 million. Because of our subscription model and revenue recognition policies, deferred revenue improves predictability of future revenue. Deferred revenue at November 30, 2008 increased 6.8% as compared to the balance at February 29, 2008 of $472.9 million. The effect of foreign currency exchange rate changes on our deferred revenue balance, primarily related to deferred revenue balances in our EMEA business which are translated from a functional currency of Euros to our consolidated reporting currency of US dollars, reduced our reported deferred revenue balance as of November 30, 2008 by $26.0 million.

Subscriptions.    Our enterprise technologies are sold under subscription agreements. These agreements typically have a one or three year subscription period. The subscription entitles the end user to maintenance, which generally consists of a specified level of support, as well as security updates, bug fixes, functionality enhancements and upgrades to the technology, when and if available, during the term of the subscription through our integrated management technologies, RHN, JBoss ON and JBoss Support Portal. Our customers have the ability to purchase higher levels of subscriptions that increase the level of support the customer is entitled to receive. Subscription revenue increased sequentially for each of the first, second and third quarters of fiscal 2009 and has increased each quarter of fiscal 2008, 2007 and 2006 and is being driven primarily by the increased market acceptance and use of open source software by the enterprise and our expansion of sales channels and geographic footprint during these periods.

Revenue by geography.    We operate our business in three geographic regions: the Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Japan, Singapore, India, Australia, South Korea and China). For the three months ended November 30, 2008, approximately $66.5 million or 40.2% of our revenue was generated outside the United States compared to approximately $53.6 million or 39.6% for the three months ended November 30, 2007. Our international operations are expected to continue increasing as our international sales force and channels become more mature and as we enter new locations or expand our presence in existing locations. As of November 30, 2008, we had offices in more than 65 locations throughout the world.

Gross profit margin.    As a result of changes in product mix, gross profit margin decreased slightly to 83.9% for the three months ended November 30, 2008 from 84.5% for the same period ended November 30, 2007. Training and services revenue increased as a percentage of total revenue to 18.1% for the three months ended November 30, 2008 from 14.5% for the same period ended November 30, 2007 as we continue to invest in our services business. Gross profit margin on services increased to 40.5% for the three months ended November 30, 2008 from 34.7% for the same period ended November 30, 2007. Additionally, gross profit margin on subscriptions continued to increase, growing to 93.5% for the three months ended November 30, 2008 from 93.0% for the three months ended November 30, 2007.

Income from operations.    Operating income was 12.7% and 14.4% of total revenue for the three months ended November 30, 2008 and November 30, 2007, respectively. The decrease in operating income as a percentage of revenue is a result of both an increase in operating expenses as a percentage of total revenue and a slight decrease in gross profit margin as a result of changes in product mix, described above. Overall operating expenses as a percentage of revenue increased slightly to 71.3% for the three months ended November 30, 2008 from 70.2% for the three months ended November 30, 2007 due primarily to additional research and development expenses related to Qumranet. Research and development expenses as a percentage of revenue increased to 20.9% for the three months ended November 30, 2008 from 19.2% for the three months ended November 30, 2007.

Cash, cash equivalents, investments in debt and equity securities and cash flow from operations.    Cash, cash equivalents and short-term and long-term investments in securities balances at November 30, 2008 totaled

$1.08 billion. During the three months ended November 30, 2008, we repurchased $284.5 million of our convertible debentures and $30.0 million of our common stock, under a previously announced common stock and convertible debenture repurchase program. Additionally, we acquired Qumranet Inc for $101.3 million, net of cash acquired. Cash generated from operating activities for the three months ended November 30, 2008 totaled $59.1 million which primarily related to the increase in subscription revenue during the same period. Our significant cash balance gives us a measure of flexibility to take advantage of opportunities such as acquisitions, increasing investment in international areas and purchasing our own common stock and debt securities.

In our fiscal year ended February 29, 2008, we focused on, and in fiscal 2009 have continued to focus on, among other things, (i) gaining widespread acceptance and deployment by the enterprise of our Red Hat enterprise technologies, (ii) generating increasing subscription revenue by renewing subscriptions and providing additional value to our customers and by growing the number of enterprise technologies that comprise our open source architecture and (iii) generating increased revenue by providing additional systems management, developer and other services as well as from additional market penetration through a broader and deeper set of channel partner relationships, including OEMs, and our own international expansion, among other means.

Foreign currency exchange rates impact on results of operations.    Approximately 40.2% of our revenue for the three months ended November 30, 2008 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies. Using the average foreign currency exchange rates from fiscal 2008, our revenue and operating expenses from non-U.S. operations for the three months ended November 30, 2008 would have been higher than we reported using the exchange rates for fiscal 2009 by approximately $1.6 million and $1.9 million, respectively, which would have resulted in income from operations being $0.3 million lower.

Business combinations.    On March 13, 2008, we announced our acquisition of Amentra, a provider of systems integration services for SOA, business process management, systems development and enterprise data solutions. The acquisition of Amentra provides a solutions-oriented depth to our middleware business. Operating results related to Amentra activities since acquisition are included in our consolidated financial statements for the three months and nine months ended November 30, 2008.

On September 4, 2008, we announced our acquisition of Qumranet, Inc., including its KVM (Kernel Virtualized Machine) and SolidICE virtualization technologies. Under the terms of the transaction, we paid approximately $104.8 million in cash for Qumranet, a privately held company. The acquisition provides server and desktop virtualization technologies and expertise, related virtualization management capabilities, communities of development and use, and additional influence in, and acceptance of, virtualization technology in the Linux kernel, upon which our Red Hat Linux platform is based. For further discussion, see NOTE 3 to the Consolidated Financial Statements.

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

Impairment of goodwill and other long-lived assets

We test goodwill for impairment annually in accordance with Statement of Financial Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires goodwill be tested at least annually using a two-step process that begins with identifying potential impairment. Potential impairment is identified if the fair value of the reporting unit to which goodwill applies is less than the recognized or book value of the related reporting entity, including such goodwill. Where the book value of a reporting entity, including related goodwill, is greater than the reporting entity’s fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. For the three and nine months ended November 30, 2008 and November 30, 2007, we did not identify any potential impairment related to our goodwill.

We evaluate the recoverability of our property and equipment and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. We perform this assessment whenever events or changes in circumstances indicate an impairment may have occurred. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets. No potential impairment losses related to our long-lived assets were identified during the three and nine months ended November 30, 2008 and November 30, 2007. For further discussion see NOTE 2 to the Consolidated Financial Statements.

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

We continue to assess the realizability of our deferred tax assets, which primarily consist of NOL’s from share-based compensation expense deductions in the United States. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As of November 30, 2008, the net deferred tax asset balance was $120.0 million, of which $11.0 million is offset by a valuation allowance. We continue to maintain a valuation allowance against our deferred tax assets with respect to NOL’s attributable to certain share-based compensation expense deductions related to excess tax benefits recognized prior to the adoption of SFAS 123R, certain foreign NOL’s and an acquired NOL carryforward that is subject to a limitation under Section 382 of the Internal Revenue Code. It is our policy to invest the earnings of foreign subsidiaries indefinitely outside the U.S. From time to time however, we may remit a portion of these earnings to the extent we incur no additional U.S. tax and it is otherwise feasible.

Our effective tax rate could be affected by, among other things, changes in the mix of earnings and losses in countries with differing statutory tax rates and certain share-based compensation expenses arising from SFAS 123R.

In July 2006, the FASB issued FIN 48 which clarifies the accounting for uncertainty in income taxes by prescribing a comprehensive model for recognizing, measuring, presenting and disclosing uncertain income tax positions taken or expected to be taken by us on our tax returns. We adopted FIN 48 effective March 1, 2007. Our unrecognized tax benefits were $37.3 million as of November 30, 2008 and $35.9 million as of February 29, 2008. Our unrecognized tax benefits at November 30, 2008 and February 29, 2008, which, if recognized, would impact our effective tax rate were $15.7 million and $14.3 million, respectively.

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

RESULTS OF OPERATIONS

Three months ended November 30, 2008 and November 30, 2007

The following table is a summary of our results of operations for the three months ended November 30, 2008 and November 30, 2007 (in thousands):

	Three Months Ended (Unaudited)
	November 30, 2008	November 30, 2007	$ Change	% Change
Revenue:
Subscriptions	$135,451	$115,732	$19,719	17.0%
Training and services	29,881	19,649	10,232	52.1

Total subscription and training and services revenue	165,332	135,381	29,951	22.1

Cost of subscription and training and services revenue:
Cost of subscriptions	8,771	8,099	672	8.3
As a % of subscription revenue	6.5%	7.0%
Cost of training and services	17,765	12,827	4,938	38.5
As a % of training and services revenue	59.5%	65.3%

Total cost of subscription and training and services revenue	26,536	20,926	5,610	26.8
As a % of total revenue	16.1%	15.5%

Total gross profit	138,796	114,455	24,341	21.3

Operating expense:
Sales and marketing	58,514	47,653	10,861	22.8
Research and development	34,544	25,930	8,614	33.2
General and administrative	24,768	21,419	3,349	15.6

Total operating expense	117,826	95,002	22,824	24.0

Income from operations	20,970	19,453	1,517	7.8
Other income, net	13,795	14,440	(645)	(4.5)
Interest expense	(1,249)	(1,581)	332	21.0

Income before provision for income taxes	33,516	32,312	1,204	3.7
Provision for income taxes	9,211	12,029	(2,818)	(23.4)

Net income	$24,305	$20,283	$4,022	19.8%

As a % of total revenue:
Subscription revenue	81.9%	85.5%
Training and services revenue	18.1%	14.5%
Gross profit subscriptions	93.5%	93.0%
Gross profit training and services	40.5%	34.7%
Gross profit	83.9%	84.5%
Sales and marketing expense	35.4%	35.2%
Research and development expense	20.9%	19.2%
General and administrative expense	15.0%	15.8%
Total operating expenses	71.3%	70.2%
Income from operations	12.7%	14.4%
Income before provision for income taxes	20.3%	23.9%
Net income	14.7%	15.0%
Estimated annual effective income tax rate	27.5%	37.2%

Revenue

Subscription revenue

Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat enterprise technologies, increased by 17.0% or $19.7 million to $135.5 million for the three months ended November 30, 2008 from $115.7 million for the same period ended November 30, 2007. The increase in subscription revenue is primarily being driven by additional subscriptions related to our principal RHEL technologies, which have gained broader market acceptance in mission critical areas of computing, and our international expansion. The increase is, in part, a result of the continued migration of larger enterprises in industries such as telecommunications, government and financial services to our open source platform from a proprietary Unix platform. We expect subscription revenue to continue an upward trend with the increased market acceptance for our offerings and with our continued international expansion.

Training and services revenue

Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees for services received from customers for consulting regarding our offerings, deployment of Red Hat enterprise technologies and for delivery of added functionality to Red Hat enterprise technologies for our major customers and OEM partners. Total training and services revenue increased by 52.1% or $10.2 million to $29.9 million for the three months ended November 30, 2008 from $19.6 million for the same period ended November 30, 2007. Training revenue increased 12.8% or $1.4 million as a result of continued demand for Red Hat Certified Engineers, Technicians and Architects. Additionally, we enabled more resellers to provide our training which increased the availability of training classes. Services revenue increased by 101.5% or $8.8 million primarily as a result of an acquired business servicing the middleware market which provided an additional $8.2 million of consulting revenue. As a result of increased demand for training and continued investment in our services capabilities, training and services revenue increased as a percentage of total revenue to 18.1% for the three months ended November 30, 2008 from 14.5% for the three months ended November 30, 2007.

Cost of revenue

Cost of subscription revenue

The cost of subscription revenue primarily consists of expenses we incur to support, distribute, manufacture and package Red Hat enterprise technologies. These costs include labor related cost to provide technical support and maintenance, as well as cost for fulfillment, physical media, literature, packaging and shipping. Cost of subscription revenue increased by 8.3% or $0.7 million to $8.8 million for the three months ended November 30, 2008 from $8.1 million for the same period ended November 30, 2007. The increase is primarily the result of continued additions to our technical support staff to meet the demands of our growing subscriber base for support and maintenance. As the number of open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will continue to occur at a rate slower than that of subscription revenue growth due to economies of scale.

Cost of training and services revenue

Cost of training and services revenue is mainly comprised of personnel and third party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to various customers. Cost of training and services revenue increased by 38.5% or $4.9 million to $17.8 million for the three months ended November 30, 2008 from $12.8 million for the same period ended November 30, 2007. The cost to deliver training was unchanged at $7.1 million for each of the three month periods ended November 30, 2008 and 2007. Costs to deliver our services revenue increased 80.9% or $4.9 million primarily as a result of costs to deliver consulting services related to a business we acquired servicing the middleware market which added $4.8 million to the year-over-year increase. The remaining increase in costs to deliver services results from increased staffing to meet the growing demand for our existing consulting services. Costs to deliver training and services revenue, as a percentage of training and services revenue decreased to 59.5% for the three months ended November 30, 2008 from 65.3% for the three months ended November 30, 2007 due to improved margins resulting from better labor and facilities utilization.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 22.8% or $10.9 million to $58.5 million for the three months ended November 30, 2008 from $47.7 million for the three months ended November 30, 2007. This increase was primarily due to a $9.3 million increase in selling costs, of which $7.9 million relates to increased employee compensation, primarily due to expansion of our sales force from the prior year. Further, costs related to process and technology infrastructure enhancements and incremental amortization expense related to identifiable intangibles, including licensing agreements, trademarks and customer reseller relationships increased $1.9 million and include $0.8 million related to fees paid to outside contractors for processes and systems improvements. Sales and marketing expense as a percentage of revenue increased slightly to 35.4% for the three months ended November 30, 2008 from 35.2% for the three months ended November 30, 2007.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased by 33.2% or $8.6 million to $34.5 million for the three months ended November 30, 2008 from $25.9 million for the three months ended November 30, 2007. The increase in research and development costs primarily resulted from both the expansion of our engineering group through direct hire and the acquisition of businesses and technologies. Employee compensation increased by $5.0 million. The remaining increase in research and development costs relates to process and technology infrastructure enhancements, which increased $1.1 million, and an increase of $1.8 million in the cost related to facilities due to expansion. Research and development expense was 20.9% and 19.2% of total revenue for the three months ended November 30, 2008 and November 30, 2007, respectively. Investing in research and development has been a priority for Red Hat and we anticipate continued spending as we expand our capabilities in virtualization and other emerging technologies. Incremental costs described above related to Qumranet totaled $2.4 million for the three months ended November 30, 2008.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including information systems, finance, accounting, legal, human resources and facilities expense. General and administrative expense increased by 15.6% or $3.3 million to $24.8 million for the three months ended November 30, 2008 from $21.4 million for the three months ended November 30, 2007. Increased headcount across all functions to help the business scale increased employee compensation related costs by $1.8 million. Process and technology infrastructure enhancements, including incremental depreciation and amortization charges increased $0.6 million. The remaining increase is primarily increased facilities costs of $1.2 million. General and administrative expense decreased as a percentage of revenue to 15.0% for the three months ended November 30, 2008 from 15.8% for the three months ended November 30, 2007 as we continued to leverage our corporate functions.

Other income, net

Other income, net consists of interest income earned on cash deposits in money market accounts and investments in short and long-term fixed income instruments, net gains and losses realized on the sale of investments, gains realized on the repurchase of our convertible debentures and foreign currency transaction and revaluation gains and losses. Other income, net decreased by 4.5% or $0.6 million to $13.8 million for the three months ended November 30, 2008 from $14.4 million for the three months ended November 30, 2007. The decrease is due to reduced interest income on our available-for-sale debt securities which decreased $6.5 million for the three months ended November 30, 2008 as compared to the same period ended November 30, 2007. The decrease in interest income is attributable to lower rates of return applied to a lower portfolio balance. For the remainder of fiscal 2009, we anticipate interest income to be reduced as a result of (i) lower yields on our investments due to an anticipated overall lower interest rate environment and (ii) lower cash balances, which were reduced by outlays for acquisitions and the repurchases of our convertible debentures and common stock. For further discussion, see NOTE 9 to the Consolidated Financial Statements. The decrease in interest income is partially offset by a $4.1 million realized gain on the repurchase of $284.5 million face-value convertible debentures.

Interest expense

Interest expense primarily consists of interest and the related amortization of deferred debt issuance costs associated with the convertible debentures and totaled $1.2 million and $1.6 million for the three months ended November 30, 2008 and November 30, 2007, respectively. The decrease in interest expense results from the repurchase of $284.5 million of the convertible debentures during the three months ended November 30, 2008. Face-value of convertible debentures outstanding at November 30, 2008 and February 29, 2008 totaled $285.5 million and $570.0 million, respectively.

Income taxes

During the three months ended November 30, 2008, we recorded $9.2 million of income tax expense, which is based on an estimated annual effective tax rate of 35%. Our current estimated annual effective tax rate of 35% differs from the estimated annual effective tax rate of 39% that we reported in our prior quarter consolidated financial statements primarily due to nonrecurring income tax deductions. During the three months ended November 30, 2007 we recorded $12.0 million of income tax expense, which was based on a then estimated annual effective tax rate of 39%. Our estimated annual effective tax rate for the three months ended November 30, 2007 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes.

RESULTS OF OPERATIONS

Nine months ended November 30, 2008 and November 30, 2007

The following table is a summary of our results of operations for the nine months ended November 30, 2008 and November 30, 2007 (in thousands):

	Nine Months Ended (Unaudited)
	November 30, 2008	November 30, 2007	$ Change	% Change
Revenue:
Subscriptions	$401,854	$327,949	$73,905	22.5%
Training and services	84,497	53,575	30,922	57.7

Total subscription and training and services revenue	486,351	381,524	104,827	27.5

Cost of subscription and training and services revenue:
Cost of subscriptions	27,448	24,192	3,256	13.5
As a % of subscription revenue	6.8%	7.4%
Cost of training and services	53,025	35,062	17,963	51.2
As a % of training and services revenue	62.5%	65.4%

Total cost of subscription and training and services revenue	80,473	59,254	21,219	35.8
As a % of total revenue	16.5%	15.5%

Total gross profit	405,878	322,270	83,608	25.9

Operating expense:
Sales and marketing	177,350	139,955	37,395	26.7
Research and development	95,184	71,101	24,083	33.9
General and administrative	71,060	59,013	12,047	20.4

Total operating expense	343,594	270,069	73,525	27.2

Income from operations	62,284	52,201	10,083	19.3
Other income, net	38,593	42,048	(3,455)	(8.2)
Interest expense	(4,365)	(4,641)	276	5.9

Income before provision for income taxes	96,512	89,608	6,904	7.7
Provision for income taxes	33,779	34,947	(1,168)	(3.3)

Net income	$62,733	$54,661	$8,072	14.8%

As a % of total revenue:
Subscription revenue	82.6%	86.0%
Training and services revenue	17.4%	14.0%
Gross profit subscriptions	93.2%	92.6%
Gross profit training and services	37.2%	34.6%
Gross profit	83.5%	84.5%
Sales and marketing expense	36.5%	36.7%
Research and development expense	19.6%	18.6%
General and administrative expense	14.6%	15.5%
Total operating expenses	70.6%	70.8%
Income from operations	12.8%	13.7%
Income before provision for income taxes	19.8%	23.5%
Net income	12.9%	14.3%
Estimated annual effective income tax rate	35.0%	39.0%

Revenue

Subscription revenue

Subscription revenue increased by 22.5% or $73.9 million to $401.9 million for the nine months ended November 30, 2008 from $327.9 million for the same period ended November 30, 2007. The increase in subscription revenue is primarily being driven by additional subscriptions related to our principal enterprise technologies, which have gained broader market acceptance in mission critical areas of computing, and our international expansion. The increase is, in part, a result of the continued migration of larger enterprises in industries such as telecommunications, government and financial services to our open source platform from a proprietary Unix platform. We expect subscription revenue to continue an upward trend with the increased market acceptance for our offerings and with our continued international expansion.

Training and services revenue

Total training and services revenue increased by 57.7% or $30.9 million to $84.5 million for the nine months ended November 30, 2008 from $53.6 million for the same period ended November 30, 2007. Training revenue increased 14.8% or $4.6 million as a result of continued demand for Red Hat Certified Engineers, Technicians and Architects. Additionally, we enabled more resellers to provide our training which increased the availability of training classes. Services revenue increased by 116.1% or $26.3 million primarily as a result of an acquired business servicing the middleware market which provided an additional $22.2 million of consulting revenue. As a result of increased demand for training and continued investment in our services capabilities, training and services revenue increased as a percentage of total revenue to 17.4% for the nine months ended November 30, 2008 from 14.0% for the nine months ended November 30, 2007.

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue increased by 13.5% or $3.3 million to $27.4 million for the nine months ended November 30, 2008 from $24.2 million for the same period ended November 30, 2007. The increase is primarily the result of continued additions to our technical support staff to meet the demands of our growing subscriber base for support and maintenance. As the number of open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will continue to occur at a rate slower than that of subscription revenue growth due to economies of scale.

Cost of training and services revenue

Cost of training and services revenue increased by 51.2% or $18.0 million to $53.0 million for the nine months ended November 30, 2008 from $35.1 million for the same period ended November 30, 2007. The cost to deliver training increased 16.6% or $3.1 million and includes increased facilities costs, use of outside contractors to deliver training, and increased employee compensation and travel costs. Costs to deliver our services revenue increased 87.2% or $14.9 million primarily as a result of costs to deliver consulting services related to a business we acquired servicing the middleware market which added $12.7 million to the year over year increase. The remaining increase in costs to deliver services results from increased staffing to meet the growing demand for our existing consulting services. Costs to deliver training and services revenue, as a percentage of training and services revenue decreased to 62.5% for the nine months ended November 30, 2008 from 65.4% for the nine months ended November 30, 2007 due to improved margins and better labor and facilities utilization.

Operating expenses

Sales and marketing

Sales and marketing expense increased by 26.7% or $37.4 million to $177.4 million for the nine months ended November 30, 2008 from $140.0 million for the nine months ended November 30, 2007. This increase was primarily due to a $33.1 million increase in selling costs of which $23.7 million relates to increased employee compensation, travel and recruiting expenses, primarily due to expansion of our sales force from the prior year. Further, costs related to process and technology infrastructure enhancements and incremental amortization expense related to identifiable intangibles, including licensing agreements, trademarks and customer reseller relationships increased $10.9 million and include $4.0 million related to fees paid to outside contractors as part of our processes and systems transformation project. Marketing costs also increased by $4.3 million primarily related to increased marketing employee compensation costs. Sales and marketing expense, as a percentage of revenue decreased slightly to 36.5% for the nine months ended November 30, 2008 from 36.7% for the nine months ended November 30, 2007.

Research and development

Research and development expense increased by 33.9% or $24.1 million to $95.2 million for the nine months ended November 30, 2008 from $71.1 million for the nine months ended November 30, 2007. The increase in research and development costs primarily resulted from both the additional expansion of our engineering group through direct hire and the acquisition of businesses and technologies. Employee compensation increased by $14.9 million. The expansion of our engineering group primarily relates to additional engineering resources to support the expansion of our product offerings and the localization of new and existing products into multiple languages. The remaining increase in research and development costs relates to process and technology infrastructure enhancements which increased $2.7 million and an increase of $6.1 million in the cost related to facilities due to expansion. Research and development expense was 19.6% and 18.6% of total revenue for the nine months ended November 30, 2008 and November 30, 2007, respectively. Investing in research and development has been a priority for Red Hat and we anticipate continued spending as we expand our capabilities in virtualization and other technologies.

General and administrative

General and administrative expense increased by 20.4% or $12.0 million to $71.1 million for the nine months ended November 30, 2008 from $59.0 million for the nine months ended November 30, 2007. Increased headcount across all functions to help the business scale increased employee compensation related costs by $6.4 million. Process and technology infrastructure enhancements including incremental depreciation and amortization charges increased $2.8 million. The remaining increase is primarily increased facilities costs of $3.1 million. General and administrative expense decreased as a percentage of revenue to 14.6% for the nine months ended November 30, 2008 from 15.5% for the nine months ended November 30, 2007 as we continued to leverage our corporate functions.

Other income, net

Other income, net decreased by 8.2% or $3.5 million to $38.6 million for the nine months ended November 30, 2008 from $42.0 million for the nine months ended November 30, 2007. The decrease is due to a $13.7 million decrease in interest income. The decrease in interest income for the nine months ended November 30, 2008 is primarily attributable to lower rates of return on our investment portfolio. Partially offsetting reduced interest income on our investments in debt securities was a realized gain of $5.0 million resulting from the sale of investments in equity securities and a net realized gain on the repurchase of convertible debentures of $4.1 million

Interest expense

Interest expense primarily consists of interest and the related amortization of deferred debt issuance costs associated with the convertible debentures and totaled $4.4 million and $4.6 million the nine months ended November 30, 2008 and November 30, 2007, respectively. As a result of our repurchase of $284.5 million of the outstanding convertible debentures during the third quarter of fiscal 2009, interest expense will continue to decline as compared to fiscal 2008.

Income taxes

During the nine months ended November 30, 2008, we recorded $33.8 million of income tax expense, which is based on an estimated annual effective tax rate of 35%. Our current estimated annual effective tax rate of 35% differs from the estimated annual effective tax rate of 39% that we reported in our prior quarter consolidated financial statements primarily due to nonrecurring income tax deductions. During the nine months ended November 30, 2007 we recorded $34.9 million of income tax expense, which was based on a then estimated annual effective tax rate of 39%. Our estimated annual effective tax rate for the nine months ended November 30, 2007 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

We have historically derived a significant portion of our liquidity and operating capital from cash flows from operations as well as the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and follow-on public offerings, the issuance of convertible debentures and borrowings under working capital lines of credit. At November 30, 2008, we had total cash and investments of $1.08 billion, which was comprised of $519.8 million in cash and cash equivalents, $229.2 million of short-term, fixed-income investments, $9.6 million of available-for-sale equity securities and $317.8 million of long-term, fixed-income investments. This compares to total cash and investments of $1.33 billion at February 29, 2008.

Management believes that we currently have sufficient liquidity with $519.8 million in cash and cash equivalents on hand, and we presently do not intend to liquidate our short and long-term investments in debt securities prior to their scheduled maturity dates. However, in the event that we did liquidate these investments prior to their scheduled maturities and there were adverse changes in market interest rates or the overall economic environment, we could be required to recognize a realized loss on those investments when we liquidate. At November 30, 2008, we have accumulated unrealized losses of $3.4 million on our investments in debt securities compared to an accumulated unrealized gain of $5.3 million at February 29, 2008. At November 30, 2008, accumulated unrealized gains related to short-term equity securities available-for-sale totaled $7.9 million. At February 29, 2008 we had no investments in equity securities which were classified as available-for-sale. Our investments in equity securities available-for-sale at November 30, 2008 are the result of an initial public offering (“IPO”) of Rackspace Inc. (“Rackspace”) which was completed August 8, 2008. Prior to Rackspace completing its IPO, we accounted for our investment in Rackspace on a lower of cost or market basis, which totaled $2.2 million at February 29, 2008 and is included in other assets, net on our Consolidated Balance Sheet at February 29, 2008.

Nine months ended November 30, 2008

Cash flows—overview

At November 30, 2008, cash and cash equivalents totaled $519.8 million, a decrease of $157.9 million as compared to February 29, 2008. The decrease in cash and cash equivalents for the nine months ended November 30, 2008 is a result of net cash used for investing and financing activities. During the nine months ended November 30, 2008, under our convertible debentures and common stock repurchase program, we repurchased for $280.1 million our convertible debentures with an aggregate face amount of $284.5 million and 2,591,603 million shares of our common stock at an average price of $14.78 per share totaling $38.3 million. Additionally, during third quarter fiscal 2009 we acquired Qumranet for net cash of $101.3 million. These significant investing and financing uses of cash were partially offset by cash generated from operating activities which totaled $176.8 million for the nine months ended November 30, 2008 and proceeds from sales and maturities of our available-for-sale securities which, net of purchases, totaled $95.6 million for the nine months ended November 30, 2008. Net cash generated by operating activities and used for investing and financing activities are further described below.

Cash flows from operations

Cash provided by operations of $176.8 million during the nine months ended November 30, 2008 includes net income of $62.7 million, adjustments to exclude the impact of non-cash revenues and expenses, which totaled a $44.4 million net source of cash, and changes in working capital, which totaled a $69.7 million net source of cash. Cash provided by changes in operating assets and liabilities for the first half of fiscal 2009 was primarily the result an increase in our deferred revenue which generated operating cash flow of $58.2 million. The increase in deferred revenue is due to growth in billings as we generally bill our customers in advance of subscription periods. This increase in deferred revenue of $58.2 million is adjusted for the impact of foreign currency translation which has reduced our total consolidated reported deferred revenue by $26.0 million for the nine months ended November 30, 2008.

Cash flows from investing

Cash used in investing activities of $68.2 million for the nine months ended November 30, 2008 includes investments of $148.1 million related to acquisitions of businesses and technologies, including our acquisition of Qumranet during third quarter fiscal 2009 for net cash of $101.3 million. The remaining $43.8 million of investment relates to businesses and technologies we acquired during the first and second quarters of fiscal 2009 to enhance our services capabilities in the middleware and security management markets. Investments in property and equipment, primarily related to information technology infrastructure enhancements totaled $18.2 million for the nine months ended November 30, 2008. Investments in patents and externally developed technology totaled $3.1 million. Partially offsetting these investments were net proceeds from sales and maturities of investments in debt securities of $95.6 million and proceeds from the sale of investments in equity securities of $5.6 million.

Cash flows from financing

Cash used in financing activities of $262.2 million for the nine months ended November 30, 2008 is comprised of $280.1 million used to repurchase our convertible debentures with an aggregate face amount of $284.5 million, which we repurchased as part of our previously announced common stock and convertible debenture repurchase program. Additionally, under the program we repurchased 2,591,603 of our common stock at an average price of $14.78 per share using $38.3 million of cash. Purchases of treasury shares from employees to satisfy employee minimum tax withholding obligations related to restricted share awards vesting during the nine months ended November 30, 2008 totaled $1.1 million. Partially offsetting financing activities using cash were proceeds from excess tax benefits related to share-based employee compensation which totaled $39.2 million for the nine months ended November 30, 2008, proceeds from employees’ exercise of common stock options of $16.0 million and $2.0 million from a structured stock repurchase transaction.

Investments in debt and equity securities

Our investments in debt and equity securities are classified as available-for-sale and are carried at fair market value. Effective, March 1, 2008, we adopted SFAS 157 for financial assets and liabilities. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements). See NOTE 2 to the Consolidated Financial Statements for further discussion.

Convertible debentures

At November 30, 2008, $285.5 million in convertible senior debentures remained outstanding. The debentures mature on January 15, 2024 and bear interest at a rate of 0.5% per annum, payable semiannually on January 15 and July 15 of each year. The debentures are senior unsecured obligations and rank equally in right of payment with all of our other existing and future unsecured and unsubordinated debt. The debentures are convertible into shares of our common stock under certain circumstances prior to maturity at a conversion rate of 39.0753 shares per $1,000 principal amount of debentures (which represents a conversion price of approximately $25.59 per share) subject to adjustment under certain conditions. We may redeem the debentures, in whole or in part, in cash at any time on or after January 15, 2009. Holders of the debentures may require us to redeem the debentures, in whole or in part, in cash on January 15 of 2009, 2014 and 2019. As a result, the debentures are classified as a current liability as of November 30, 2008. As of November 30, 2008, no debentures were redeemed. Under the current market conditions, we expect that holders will require us to redeem the debentures on January 15, 2009, which we presently would expect to fund from cash on hand. Accrued interest to the redemption date will be paid by us in any such redemption. Accrued interest at November 30, 2008 and February 29, 2008 was $0.6 million and $0.4 million, respectively. See also NOTE 9 to the Consolidated Financial Statements.

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

Given our historically strong operating cash flow and the $1.08 billion of cash and investments held at November 30, 2008, we do not presently anticipate the need to raise cash to fund our operations, either through the sale of additional equity or through the issuance of debt for the foreseeable future. However, we may take advantage of favorable capital market situations that may arise from time to time to raise additional capital.

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

Off-balance sheet arrangements

As of November 30, 2008 and February 29, 2008, we have no off-balance sheet financing arrangements and do not utilize any “structured debt”, “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS159”). SFAS 159 permits companies to choose to measure certain financial instruments at fair value that are not currently required to be measured at fair value. SFAS 159 was effective for us on March 1, 2008. We have elected not to measure eligible financial assets and liabilities at fair value. Accordingly, the adoption of SFAS 159 did not have a significant impact on our consolidated financial statements.

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

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS160”). SFAS 160 (i) clarifies the definition of noncontrolling interest, (ii) requires the noncontrolling interest to be reported as a component of equity rather than reported as a liability or in the mezzanine section between liabilities and equity and (iii) changes the presentation on the consolidated statement of operations of the income attributable to the noncontrolling interest. SFAS 160 will be effective for us on March 1, 2009. We are currently evaluating the impact of adopting SFAS 160, but currently believe there will be no significant impact on our consolidated financial statements.

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

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand such effects on financial position, financial performance and cash flow. SFAS 161 is effective for us on March 1, 2009. We have not completed our evaluation of the impact on our consolidated financial statements of adopting SFAS 161 but currently believe the adoption of SFAS 161 will not be significant.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of our investments.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of fixed-income securities, including both government and corporate obligations and money market funds. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or perceived credit risk related to the securities’ issuers. A hypothetical one percentage point change in interest rates would result in a $3.6 million change in interest income on an annual basis.

Our convertible debentures are at a fixed interest rate and therefore interest expense is not impacted by a change in rates. The fair market value of the debentures is subject to interest rate risk and market risk due to the convertible feature of the debentures. Generally the fair market value of fixed interest rate debt increases as interest rates fall and decreases as interest rates rise. The fair market value of debt with conversion features permitting conversion into the issuer’s stock, like our debentures, also generally increases as the market price of the underlying stock increases and decreases as the market price falls, assuming constant market interest rates. Interest and market value changes affect the fair market value of our debentures but do not impact our financial position, cash flows or results of operations. The face value and related fair value of the debentures at November 30, 2008 was $285.5 million and $282.3 million, respectively. The face value and related fair value of the debentures at February 29, 2008 was $570.0 million and $568.7 million, respectively. The fair values are based on quoted market prices as of November 30, 2008 and February 29, 2008, respectively.

Investment Risk

The fair market value of our investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $9.1 million decrease in the fair value of our available-for-sale investment securities as of November 30, 2008.

Credit Risk

The fair market values of our investment portfolio and cash balances are exposed to counterparty credit risk. Accordingly, while we periodically review our portfolio for risk mitigation, the principal values of our cash balances, money market accounts and investments in available-for-sale securities could suffer a loss of value.

Derivative Instruments

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We sometimes enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. All derivative instruments are recorded on the Consolidated Balance Sheets at their respective fair market values in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative

Instruments and Hedging Activities, as amended. The Company has elected not to prepare and maintain the documentation required to qualify as an accounting hedge and, therefore, changes in fair value are recorded in the Consolidated Statements of Operations.

The aggregate notional amount of outstanding forward contracts at November 30, 2008 was $7.3 million. The fair value of these outstanding contracts at November 30, 2008 was less than $0.1 million liability and is recorded in accrued expenses on the Consolidated Balance Sheets. The forward contracts generally expire within two months of the period ended November 30, 2008. The forward contracts will settle in Swiss francs, Swedish krona, Czech koruna, Isreali shekels and US dollars.

The aggregate notional amount of outstanding forward contracts at February 29, 2008 was $16.7 million. The fair value these contracts at February 29, 2008 was a $0.4 million asset and is included in prepaid expenses and other current assets on our Consolidated Balance Sheets.

Foreign Currency Risk

Approximately 40.2% of our revenue for the three months ended November 30, 2008 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies. Using the average foreign currency exchange rates from fiscal 2008, our revenue and operating expenses from non-U.S. operations for the three months ended November 30, 2008 would have been higher than we reported using the exchange rates for fiscal 2009 by approximately $1.6 million and $1.9 million, respectively, which would have resulted in income from operations being $0.3 million lower. Additionally, the assets and liabilities of our non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, while related revenue and expense accounts of these operations are translated at average exchange rates during the month in which related transactions occur. Translation gains and losses are included as an adjustment to stockholders’ equity and included in other comprehensive income. For further discussion, see NOTE 2 to the Consolidated Financial Statements.

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

Commencing on August 4, 2003, the Company filed suit against The SCO Group, Inc. (“SCO”) in the U.S. District Court for the District of Delaware seeking a declaratory judgment that the Company is not infringing any of SCO’s intellectual property rights (Civil Action No. 03-722-SLR). In addition, the Company has asserted claims against SCO under Delaware and federal law, including deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, trade libel and violations of the Lanham Act. The Company contends that SCO has made false and misleading public statements in alleging that software code, in which SCO claims to own copyrights and trade secrets, was misappropriated and incorporated into the Company’s product and that SCO has threatened legal action. On September 15, 2003, SCO filed a motion to dismiss contending, among other things, that no actual controversy exists and that the declaratory judgment that the Company seeks would not be warranted. On April 6, 2004, the Court denied SCO’s motion to dismiss but stayed further action in the case pending resolution of litigation underway in the U.S. District Court for the District of Utah between SCO and IBM. On April 20, 2004, Red Hat filed a motion for reconsideration contending that a stay based on the Utah case would be inappropriate. On March 31, 2005, the Court denied the Company’s motion to reconsider but extended to the Company the right to renew the motion should matters materially change in the SCO v. IBM litigation. SCO filed for bankruptcy protection in the District of Delaware on September 14, 2007, and on September 17, 2007 SCO filed a Notice in the pending case referencing the automatic stay in bankruptcy and asking the court to take the case off its active calendar. On October 15, 2007, SCO filed a schedule in the bankruptcy proceeding, listing Red Hat’s claim as disputed and unliquidated. On April 18, 2008, Red Hat filed a proof-of-claim in the bankruptcy proceeding, which is currently pending. On September 23, 2008, the judge in the bankruptcy proceeding extended the deadline for SCO to file a plan of reorganization through December 31, 2008, and extended the exclusive period for soliciting acceptances through March 2, 2009. On December 30, 2008, SCO filed a motion to extend the exclusive period for it to file a plan of reorganization to January 16, 2009 and the exclusive period for it to solicit acceptances to March 18, 2009. A hearing on this motion is scheduled for January 29, 2009.

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

On October 4, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington ( Civil Action No. C07-1587 JLR) against, among others, The Goldman Sachs Group, Inc. and JPMorgan Chase & Co., lead underwriters of the Company’s initial public offering in August 1999. The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the underwriters and certain unnamed officers, directors and principal stockholders exceeded ten percent of the Company’s outstanding common stock from the date of the Company’s initial public offering on August 11, 1999, through at least August 10, 2000. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b) of the Securities Exchange Act of 1934, as amended, and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The Company was named as a nominal defendant in the action. On February 28, 2008, plaintiff filed an amended complaint asserting substantially similar claims as those set forth in the initial complaint. In July 2008, the Company and the underwriter defendants filed motions to dismiss. Plaintiff has filed oppositions to both motions On January 16, 2009, the Court will hear oral argument on the motions to dismiss.

On October 9, 2007, IP Innovation, LLC and Technology Licensing Corporation filed a complaint in the Eastern District of Texas (Civil Action No. 2-07CV-447) against Red Hat, Inc. and Novell, Inc., alleging direct and indirect infringement of U.S. Patent Nos. 5,072,412, 5,394,521 and 5,533,183. The complaint seeks, among other relief, compensatory damages, enhanced damages and injunctive relief. The Company answered the complaint on February 1, 2008, including counterclaims against plaintiffs for declaratory judgment of invalidity, unenforceability and noninfringement of the patents-in-suit, and the plaintiffs filed a reply to those counterclaims on February 11, 2008. Discovery in the case has begun. Based on the Company’s efforts to date, it believes it has meritorious defenses to this matter, and intends to vigorously defend itself. There can be no assurance, however, that the Company will be successful in its defense, and an adverse resolution of the lawsuit could have a material adverse effect on its business, financial position and results of operations, including its ability to continue to commercialize the technologies implicated in the litigation. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

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

RISKS RELATED TO BUSINESS UNCERTAINTY

Unfavorable economic and market conditions could adversely affect our business, financial condition and results of operations.

Economic weakness and constrained IT spending have from time to time contributed to slowdowns in the technology industry, as well as in the specific segments and markets in which the Company operates, resulting in reduced demand and increased price competition for our products and services. Our operating results in one or more geographic regions may also be affected by uncertain or changing economic conditions within that region, such as the challenges that are currently affecting economic conditions in the United States and elsewhere. These conditions may, among other things, also impair the ability of customers to pay for our products and services or lengthen our sales cycle. In addition, if global markets continue to deteriorate, our investment portfolio may be impacted and we could determine that some of our investments have experienced an other-than-temporary decline in fair value, requiring an impairment charge that could adversely impact our financial condition and results of operations. Also, these conditions may make it more difficult to forecast operating results. If global economic and market conditions, or economic conditions in the United States or other key markets, remain uncertain or persist, spread or deteriorate further, we may experience material impacts on our business, financial condition and results of operations.

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

We are vulnerable to claims that our products infringe third-party intellectual property rights, including patent, copyright and trade secrets because our products are comprised of software components, many of which are developed by numerous independent parties. Moreover, because the scope of software patent protection is often not well defined or readily determinable, patent applications in the United States are not publicly disclosed at the time of filing, and the number of software patents that are issued each year is significant and growing, we may be unable to assess the relevance of patents to our products, or take appropriate responsive action, in a timely or economic manner. We expect that our products could increasingly be subject to intellectual property infringement claims as the size of our business and market share grow, the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Defending patent infringement, copyright infringement and/or trade secret claims, even claims without significant merit, can be expensive.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding the Company’s purchases of its Common Stock during its third fiscal quarter ended November 30, 2008:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
September 1, 2008—September 30, 2008	—	$—	—	$175.6 million
October 1, 2008—October 31, 2008	2,113,750	$14.27	2,098,200	145.6 million
November 1, 2008—November 30, 2008	625	$10.16	—	250.0 million

Total	2,114,375	$14.27	2,098,200	$250.0 million

(1)	During the three months ended November 30, 2008, the Company withheld an aggregate of 16,175 shares of common stock from employees to satisfy minimum tax withholding obligations relating to the vesting of restricted stock awards. These shares were not withheld pursuant to the program described in Note 2 below.
(2)	On September 25, 2007, the Company announced that its Board of Directors had authorized a continuation of the Company’s Common Stock and Debenture repurchase program that was announced in October 2006. Under the continued program, the Company was authorized to repurchase up to an aggregate of $250.0 million of Common Stock and $75.0 million of Debentures from time to time on the open market or in privately negotiated transactions, as applicable.

On September 29, 2008, the Company announced that its Board of Directors had amended the repurchase program to increase by $125.0 million the amount of Debentures that may be repurchased and extended the program so that it expired on the earlier of (i) November 30, 2008 or (ii) a determination by the Board of Directors, the Chief Executive Officer or the Chief Financial Officer to discontinue the program. On October 14, 2008, the Company announced that its Board of Directors had amended the repurchase program to increase by an additional $85.0 million the amount of Debentures that may be repurchased under the program. During the three months ended November 30, 2008, the Company repurchased for $280.1 million debentures with an aggregate face amount of $284.5 million.

(3)	On November 17, 2008, the Company announced that its Board of Directors had amended the repurchase program to authorize the repurchase of up to an aggregate of $250.0 million of Common Stock, without regard to amounts previously repurchased under prior programs. The amended program does not include any authorization to repurchase Debentures and expires on the earlier of (i) October 31, 2010 or (ii) a determination by the Board of Directors, the Chief Executive Officer or the Chief Financial Officer to discontinue the program. As of November 30, 2008, the amount available under the program for the repurchase of Common Stock was $250.0 million.

ITEM 6.	EXHIBITS

(a) List of Exhibits

Exhibit No.	Description of Exhibit

10.1*	Form of Amendment to Equity Awards with Independent Directors

10.2+*	Senior Management Severance Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 29, 2008 (File No. 001-33162))

10.3+*	Form of Executive Agreement by and between Red Hat, Inc. and each participant in the Senior Management Severance Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on December 29, 2008 (File No. 001-33162))

Exhibit No.	Description of Exhibit

10.4*	Letter Agreement dated December 23, 2008 between Red Hat, Inc. and James M. Whitehurst amending the Executive Employment Agreement between the parties dated December 19, 2007

10.5*	Employee Inventions Assignment Agreement and Restrictive Obligations Agreement dated January 1, 2008 between Red Hat, Inc. and James M. Whitehurst

10.6*	Letter Agreement dated December 29, 2008 between Red Hat, Inc. and Matthew J. Szulik amending the Non-executive Chairman Agreement between the parties dated February 28, 2008

10.7*	Letter Agreement dated December 29, 2008 between Red Hat, Inc. and Matthew J. Szulik amending the Executive Transition Agreement between the parties dated February 28, 2008

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Indicates a management contract or compensatory plan, contract or arrangement.
+	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

Date: January 9, 2009	By:	/s/ JAMES M. WHITEHURST
James M. Whitehurst President and Chief Executive Officer (Duly Authorized Officer on Behalf of the Registrant)

RED HAT, INC.

Date: January 9, 2009	By:	/s/ CHARLES E. PETERS, JR.
Charles E. Peters, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

RED HAT, INC.

Date: January 9, 2009	By:	/s/ MARK E. COOK
Mark E. Cook Vice President and Controller (Principal Accounting Officer)