Form 10-K
period 2009-02-28
RED HAT INC
filed 2009-04-29
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 28, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of August 31, 2008 was approximately $2.0 billion based on the closing price of $21.00 of our common stock as reported by the New York Stock Exchange on August 29, 2008. For purposes of the immediately preceding sentence, the term “affiliate” consists of each director, executive officer and greater than 10% stockholders of the registrant. There were 188,959,364 shares of common stock outstanding as of April 24, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Red Hat, Inc.’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with its annual meeting of stockholders to be held on August 13, 2009 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such documents shall not be deemed filed as part of this Annual Report on Form 10-K.

ITEM 1.	BUSINESS

OVERVIEW

We are a global leader in providing open source software solutions to the enterprise, including our core enterprise operating system platform, Red Hat Enterprise Linux, our enterprise middleware platform, JBoss Enterprise Middleware, our virtualization solutions and other Red Hat enterprise technologies. We employ an open source software development and licensing model that uses the collaborative input of an international community of contributors to develop and enhance software. We actively participate in this community-oriented development process, often in a leadership role, and leverage it to create our Red Hat- and JBoss-branded enterprise technologies.

We believe the open source development and licensing models offer advantages over the proprietary software development and licensing models both for Red Hat and our customers. Through the open source development model, we leverage the community of developers and users, whose collective resources and knowledge supplement the developers we employ. As a result, we believe we are able to offer functionality enhancements and upgrades more quickly and with less development cost than is typical of many proprietary software vendors. In turn, our customers are able to take advantage of the quality and value of open source software, which we help develop, aggregate, integrate, test, certify, deliver, maintain and support for their enterprise use.

The collectively developed software is distributed under open source licenses, such as the GNU General Public License and GNU Lesser General Public License, permitting access to the human-readable software source code. These licenses also provide relatively broad rights for licensees to use, modify and distribute open source software. These broad rights afford significant latitude for our customers to inspect, suggest changes, customize or enhance the software if they so choose.

Red Hat’s participation in the community-driven development process is illustrated by Red Hat’s sponsorship role in the Fedora Project and the JBoss.org communities. This participation enables us to leverage the efforts of these international communities, which we believe allows us to reduce both cost and development time and lower the risk of including products and features in our technologies that the market and the community will not accept and support. Thus, we are able to use the Fedora Project and the JBoss.org communities as proving grounds and virtual laboratories for new technology that we can draw upon for inclusion in our enterprise technologies. Additionally, the open and transparent nature of these projects provides our customers and potential customers with access and insights to the direction of these projects.

We offer a choice of operating systems and virtualization options for servers, work stations and desktops that support multiple application areas, including the data center, edge-of-the-network applications, information technology infrastructure (applications such as database, ERP and large web servers), corporate desktop and technical/developer workstation. Our current version of Red Hat Enterprise Linux includes integrated virtualization.

JBoss Enterprise Middleware delivers a range of middleware products for developing, integrating, deploying and managing distributed composite and web-based applications. JBoss Enterprise Middleware is based on the Java programming language that enables the deployment of service-oriented architectures. JBoss Enterprise Middleware provides an application infrastructure for building and deploying distributed applications that are accessible via the Internet, corporate intranets, extranets and virtual private networks. Examples of applications deployed on JBoss Enterprise Middleware include hotel and airline reservations, online banking, credit card processing, securities trading, healthcare systems, customer and partner portals, retail and point-of-sale systems and telecommunications network infrastructure.

Our integrated content distribution services, Red Hat Network (“RHN”) and JBoss Customer Support Portal (“JBoss CSP”), permit these Red Hat enterprise technologies to be updated and configured, while our management offerings, Red Hat Network Satellite (“RHN Satellite”) and JBoss Operations Network (“JBoss ON”), permit these and other technologies to be provisioned, updated, monitored and managed in an automated fashion. Our suite of training and other professional service offerings also enable enterprise customers to leverage the performance and scalability benefits of our enterprise technologies in their environments.

We also provide other infrastructure enterprise technologies, including software development tools, higher availability clustering of systems and services, and directory services.

We intend to continue to expand capabilities available under our open source architecture to help meet the performance, security, reliability and scalability requirements critical to the enterprise. In March 2008, we expanded our service offerings through the acquisition of Amentra, Inc. (“Amentra”), a leading provider of application integration and middleware consulting services. With the acquisition in September 2008 of Qumranet, Inc. (“Qumranet”), a company that produces and sells virtualization technologies, we expanded our server and desktop virtualization and virtualization management capabilities.

In addition to our development and licensing models, we believe that our business model differentiates Red Hat from many software companies. We provide Red Hat enterprise technologies under annual or multi-year subscriptions. Through the life of a subscription, a customer is entitled to specified levels of support as well as security updates, bug fixes, functionality enhancements and upgrades to the technology, when and if available, via our integrated management technologies (i.e., RHN and, JBoss CSP), generally without additional charges. This business model allows the customer to access consistent improvements to and innovations in our technologies and the services it needs for the duration that it needs them.

We sell subscriptions to Red Hat enterprise technologies through both direct and indirect channels of distribution. We sell directly to customers through our sales force and our web store. Our indirect sales channel includes distributors, systems integrators, resellers, telecom/network technology companies, and independent software vendors (“ISVs”). In addition, leading global server and workstation hardware vendors support and pre-load Red Hat enterprise technologies on various servers and workstations and also sell their hardware together with Red Hat Enterprise Linux as part of pre-configured solutions. Red Hat Enterprise Linux and JBoss Enterprise Middleware technologies also have gained widespread support from many of the leading ISVs and independent hardware vendors (“IHVs”). With the support and tools we make available, many of these companies have engineered and certified that their offerings run on or with Red Hat Enterprise Linux and JBoss Enterprise Middleware technologies or, in the case of some ISVs, have built their products using JBoss Enterprise Middleware. We believe widespread support from these companies helps market acceptance and adoption of our enterprise technologies. See NOTE 2 to the Consolidated Financial Statements.

The benefits of the open source development model are becoming better recognized and the acceptance of open source software is continuing to grow. We see this growth in the number of Linux server operating systems in use today, the increasing number of JBoss Enterprise Middleware deployments and an increased level of interest in open source virtualization technologies.

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

INDUSTRY BACKGROUND

Origins of open source software

The open source software development model originated in academic and research environments. The model is based on the collaborative development of the software’s source code, the human-readable code that is used to develop software based on open protocols and standards. Whether individually or in groups, and regardless of location, participating developers, many of whose projects are commercially funded, make their code available over the Internet, give and receive comments on open source code and modify it accordingly. This development model gives open source software an inherent level of transparency and choice that contrasts with the proprietary software development model.

Under the proprietary model of software development, a software vendor generally develops the code itself or acquires components from other vendors, without the input from a wider community of participants. The vendor generally licenses the user only the machine-readable binary (or object) code, with no or limited rights to copy, modify or redistribute that code, and does not make the source code available to the user or other developers. Moreover, peer review and enhancements are not readily possible because of the lack of access to the source code. In contrast, under the open source development model, the software vendor provides users and other developers with access both to the binary code and the source code and permits the user to copy, modify and redistribute the code to others.

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

We believe that open source software is a viable and arguably superior alternative to traditional proprietary software. As compared to the proprietary model, the open source model:

•	allows a company’s in-house development team to collaborate and innovate with a global community of independent developers and testers;

•	provides the user access to both binary and source code, and the right to inspect, copy, modify, alter and redistribute the software;

•	offers greater flexibility through open rather than proprietary protocols and formats; and

•	permits the user ongoing access to improvements made to the software that are distributed by others.

Moreover, we believe open source software offers many potential benefits for software customers and vendors. Not only are customers able to take advantage of the quality and value of open source software, but they can inspect and help diagnose problems easily, and they also may choose to customize the software to suit their particular needs. Vendors are able to leverage the community of open source developers, reducing development costs, decreasing time-to-market and mitigating the risks associated with developing new software solutions.

Challenges to the widespread adoption of open source by the enterprise

Despite a strong initial market acceptance of Red Hat Enterprise Linux, JBoss Enterprise Middleware and other Red Hat enterprise technologies by large enterprises, a number of obstacles exist to the continued growth and adoption of these technologies within the enterprise, including:

•

competition from well-established proprietary software industry participants such as Hewlett-Packard Company (“HP”), International Business Machines Corporation (“IBM”), Microsoft Corporation (“Microsoft”), Novell, Inc. (“Novell”), Oracle Corporation (“Oracle”), Sun Microsystems, Inc. (“Sun”) and VMware, Inc. (“VMware”);

•	a limited number of established, profitable and viable open source industry participants;

•	uncertainty as to the long term success of a development and distribution model not based on limiting access to proprietary technology; and

•	potential concern over threats of intellectual property infringement claims.

OUR BUSINESS

We generally offer and provide our enterprise technologies with related services to our customers in the form of annual or multi-year subscriptions. Our subscription model is designed to provide customers with an all-inclusive software solution, incorporating product delivery, problem resolution, ongoing corrections, enhancements and new versions, certified compatibility with a portfolio of hardware and software applications and Red Hat’s Open Source Assurance program. We believe that the chief information officers of large enterprises select Red Hat enterprise technologies and choose to pay on a subscription basis because of the business value, flexibility and rapid innovation that we provide.

Our subscription business model contrasts with the typical proprietary software license model from a revenue recognition perspective. Under our subscription model, we generally defer revenue when we bill the customer and recognize revenue over the life of the subscription term. In contrast, under a proprietary software license model, the vendor typically recognizes license revenue in the period that the software is initially licensed.

We believe the success of our business model is influenced by:

•	the acceptance and widespread deployment of open source solutions by small, medium and large enterprises and government agencies;

•	our ability to generate subscription revenue for Red Hat enterprise technologies;

•	our ability to provide customers with consulting and training services that generate additional revenue;

•	the extent to which we can expand the breadth and depth of our technology and service offerings; and

•	our ability to enhance the value of subscriptions for Red Hat enterprise technologies through frequent and continuing innovations to these technologies.

Commitment to the open source development model

We have fully embraced the open source model in the development of our technology solutions and services. Whereas some of our competitors have incorporated certain aspects of this model into their businesses while retaining various features of the proprietary model, Red Hat solutions are based on true open source offerings. Indeed, we share our improvements to our enterprise technologies with the development community. By developing under a collaborative model, we provide a mechanism for independent and commercial developers and our customers to influence our enterprise technologies and to receive the benefits of the collective contributions.

Our open source software operating system

One of the most widely known open source technologies is the Linux kernel, the operating system engine of Red Hat Enterprise Linux. An operating system is the software that allows a computer and its various hardware and software components to interact. A worldwide community of developers collaborates to improve the Linux kernel, and we believe we are able to integrate the best of those improvements into our stable, yet innovative and high-performance Red Hat Enterprise Linux platform. Moreover, as discussed below, Red Hat Enterprise Linux enjoys the support of major original equipment manufacturers (“OEMs”) and ISVs, increasing the interest of developers in adding further enhancements to the Linux kernel.

We seek to engineer Red Hat Enterprise Linux to be a comprehensive, technically advanced, reliable and stable operating system. Red Hat Enterprise Linux is an integrated, open source operating system which meets the performance, reliability and scalability demands of chief information officers of large and small enterprises, from the edge of the network to the data center.

Our operating system is intended to be:

•	flexible and scalable—capable of running clusters of thousands of systems in a large enterprise on a single device;

•	functional—able to handle discrete or multiple applications accessed by multiple users;

•	adaptable—allowing the user to modify the software to meet particular needs and requirements;

•	stable and reliable—constantly reviewed and fine-tuned by developers worldwide;

•	secure—offering some of the highest levels of security in the commercial operating system market; and

•	high performing—yielding an array of quality performance results using industry benchmarks.

Our virtualization and other operating system options

Virtualization allows a single computer system to function as multiple virtual systems by separating operating systems and application software from the underlying hardware infrastructure, allowing customers to use one common infrastructure to run multiple operating systems and applications. With our acquisition of Qumranet in September 2008, we expanded our server and desktop virtualization and virtualization management capabilities. Qumranet’s virtualization technology is based upon its Kernel Virtual Machine (“KVM”) platform, which is integrated within the Linux kernel.

Red Hat’s virtualization offerings and other operating system options are intended to maximize resource allocation and operational flexibility. For example, our Red Hat Enterprise Messaging, Realtime and Grid offering combines messaging, realtime kernel capabilities and grid scheduling and management tools into an integrated high performance platform for distributed computing. This offering can be deployed in an emerging style of IT infrastructure known as cloud computing, through which services such as computation, storage and networking can be delivered on demand to users.

Our middleware tools and platforms

Middleware generally refers to the software that enables the development, operation and integration of software programs and applications. JBoss Enterprise Middleware combines and integrates the latest features from the JBoss.org communities into stable, enterprise-class platform distributions for application and service hosting, content aggregation, data integration and application integration for both the development and deployment of applications.

Our middleware tools and platforms are intended to:

•	decrease development complexity;

•	improve end-user experience;

•	reduce business process friction;

•	enable flexibility; and

•	lower the total cost of ownership.

Our systems management solutions

RHN, RHN Satellite, JBoss CSP and JBoss ON provide management and software delivery services for Red Hat Enterprise Linux and JBoss Enterprise Middleware technologies. With a focus on open standards and scalability, our management solutions help organizations increase productivity, lower costs and enhance security by provisioning, managing, monitoring and updating systems.

Services for Red Hat Enterprise Linux and JBoss Enterprise Middleware are available to provide organizations with the appropriate level of flexibility, security and scalability based on their size and needs. Red Hat’s customers can manage their deployments by connecting to Red Hat’s servers through RHN Update Module and JBoss CSP, both of which are included in the base subscription, or by implementing the enhanced functionality of RHN Satellite and JBoss ON.

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

In March 2008, we expanded our service offerings through the acquisition of Amentra, a leading provider of application integration and middleware consulting services.

Support by leading independent software and hardware vendors and system integrators

To facilitate the widespread deployment of Red Hat Enterprise Linux and JBoss Enterprise Middleware, we have focused on gaining broad support for Red Hat enterprise technologies from the providers of hardware, software and system integrator services critical to the large enterprise. For example, leading software vendors with applications that run on our enterprise technologies include BMC Software, Inc. (“BMC”), CA, Inc., formerly known as Computer Associates, Inc. (“CA”), HP, IBM, Oracle, SAP AG (“SAP”), Sybase, Inc. (“Sybase”), Symantec Corporation (“Symantec”), and VMware. In addition, we have certification and pre-load arrangements with leading hardware providers including Dell Inc. (“Dell”), Fujitsu Limited (“Fujitsu”), Fujitsu Siemens Computers (Holding) BV (“Fujitsu Siemens”), HP, Hitachi, Ltd (“Hitachi”), IBM, NEC Corporation (“NEC”) and Sun, as well as certification agreements with leading networking and storage companies including Cisco Systems, Inc. (“Cisco”), EMC Corporation (“EMC”), NetApp, Inc., formerly known as Network Appliance, Inc. (“Net App”) and Nokia Corporation (“Nokia”). We also have strategic alliance relationships with the leading semiconductor providers Advanced Micro Devices, Inc. (“AMD”) and Intel Corporation (“Intel”).

An online destination for the open source community

We are dedicated to helping serve the interests and needs of open source software users and developers online. Our website, redhat.com, serves as a substantial resource for information related to open source initiatives. It contains news we believe to be of interest to open source users and developers, features for the open source community, a commerce site and a point-of-access for software downloads and upgrades. Visitors to our website can organize and participate in user groups, make available incremental code improvements and bug fixes and share knowledge regarding the use and development of open source software. By acting as a publisher of open source information and by facilitating the interaction of developers, particularly through the Fedora and JBoss.org projects, we believe our website has become a community center for open source. Additionally, redhat.com, serves as a primary customer interface, web store and order mechanism for many of our products and services.

Segment reporting

Red Hat is organized primarily on the basis of three geographic business units: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific. These business units are aggregated into one reportable segment due to the similarity in the nature of products provided (e.g., Red Hat Enterprise Linux and JBoss Enterprise Middleware products), financial performance economics (e.g., revenue growth and gross margin), methods of distribution (direct and indirect) and customer classification and base (e.g., distributors, resellers and enterprise).

Geographic Areas

As of February 28, 2009, Red Hat had more than 65 locations around the world, including offices in North America, South America, Europe, Asia and Australia. As stated above, we manage our international business on the basis of three geographic business units: the Americas, EMEA and Asia Pacific. See NOTE 2 to our Consolidated Financial Statements for further discussion of our geographic areas of operation. See Item 1A, “Risk Factors”, for a discussion of some of the risks attendant to our international operations.

BUSINESS STRATEGY

Our business strategy is designed to (i) gain widespread acceptance and deployment of Red Hat enterprise technologies by enterprise users globally, (ii) generate increasing revenue from our existing customer base by renewing existing subscriptions and providing additional value to our customers, and by growing the number of enterprise technologies that comprise our open source architecture, (iii) generate increasing revenue by providing additional systems management, developer support and other targeted services and (iv) generate increasing revenue from additional market penetration through a broader and deeper set of channel partner relationships, including OEMs, value-added resellers (“VARs”) and systems integrators, and our own international expansion, among other means.

The key elements of our strategy aim to:

Increase the adoption of Red Hat enterprise technologies by enterprise users globally

A growing number of enterprise users view Red Hat Enterprise Linux as a viable operating system and JBoss Enterprise Middleware as a viable middleware platform for mission-critical areas of their information technology infrastructure. An increasing number of these users deploy JBoss Enterprise Middleware as a comprehensive middleware reference architecture and product portfolio for development, deployment and integration of distributed applications, business processes and web services used in a service-oriented architecture. In addition, we see increasing interest among enterprise users for virtualization and virtualization management offerings. We intend to promote further acceptance of our enterprise technologies by expanding the breadth and depth of our technology and service offerings (such as messaging, high performance computing, realtime and virtualization), bringing new management services to market, improving our technology infrastructure to ease the purchasing and renewal process, offering expanded developer services, focusing on new geographic markets, and capitalizing on the success of our existing strategic relationships. We believe the relationships with our strategic partners will continue to stimulate the technical advancement and widespread distribution of our enterprise technologies and the growth of existing third-party enterprise applications using

Red Hat enterprise technologies. We believe that the low-cost, high-value offerings from Red Hat are a catalyst for change in the IT industry, enabling new deployments and migrations, which encourage a larger ecosystem of compatible hardware and software solutions.

Continue to expand our virtualization and other platform offerings

We intend to expand our enterprise virtualization suite of server, client and management product offerings to enable customers to increase their deployments of virtualization in enterprise and mission-critical environments. In February 2009, we announced our plans to focus on enabling reliable, large-scale virtualization deployment as part of our broader strategy to deliver flexible cloud computing environments. We also expect to continue to invest resources to further develop and market our messaging, realtime and grid product offerings.

Continue to expand routes to market

We intend to continue to grow our traditional distribution, reseller, OEM and channel partner networks on a global basis. In addition we are enhancing our relationships with the systems integrators in order to expand our reach into customers who traditionally rely on system integrators for advice and recommendations regarding their technology purchases.

Continue to pursue strategic acquisitions and alliances

We expect to continue to pursue a selective acquisition strategy as opportunities arise to complement and expand our offerings and service capabilities. We also intend to create and extend our strategic alliances and channel partner relationships where it is beneficial to our business. In March 2008, we expanded our service offerings through the acquisition of Amentra, a leading provider of application integration and middleware consulting services. With the acquisition, in September 2008, of Qumranet, a company that produces and sells virtualization technologies, we expanded our server and desktop virtualization and virtualization management capabilities.

Continue to grow our presence in international markets

We have operations in a number of countries in the Americas, EMEA and Asia Pacific, with over 65 offices worldwide. We expect to continue to expand our operations geographically.

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

PRODUCTS AND SERVICES

Red Hat’s software solutions, consisting of Red Hat enterprise technologies such as Red Hat Enterprise Linux and JBoss Enterprise Middleware, are at the center of our subscription strategy and our open source architecture. Our services offerings, principally directed toward our medium and large enterprise customers and the leading hardware providers with whom we have strategic relationships, include technical support and maintenance, training, professional consulting services, engineering services and hardware certification.

Generally, we provide our enterprise technologies with related services in the form of annual or multi-year subscriptions. Our subscriptions include a bundle of services encompassing product delivery, problem resolution, ongoing corrections, enhancements and new versions, certified capability with a portfolio of hardware and software applications and Red Hat’s Open Assurance program. The subscriptions offer varying levels of support services as well as access to basic software updates and configuration management functionality via our integrated management technologies RHN, RHN Satellite, JBoss ON and JBoss CSP.

Red Hat Enterprise Linux and Red Hat Desktop technologies

Red Hat Enterprise Linux is an operating system built from various open source software packages including the Linux kernel, and is designed expressly for enterprise computing. Red Hat Enterprise Linux delivers the features required for commercial deployments, including:

•	Support for a wide range of ISV applications from vendors such as BMC, CA, HP, IBM, Oracle, SAP, Sybase and Symantec;

•	Certification on multiple architectures and leading OEM platforms, including Dell, Fujitsu, Fujitsu Siemens, HP, Hitachi, IBM, NEC and Sun;

•	Comprehensive service offerings, with up to 24x7, one-hour response, available both from Red Hat and selected ISV/OEM partners;

•	Performance and scalability in accordance with leading audited industry benchmarks;

•	Stability based upon 18-24 month version upgrade cycles on a when and if available basis and multi-year support lifecycle;

•	A suite of products based on open standards that enables interoperation of systems from the technical/developer workstation to the data center; and

•	Virtualization capability incorporated into the core operating system.

Red Hat Enterprise Linux is generally offered in three configurations:

•	Red Hat Enterprise Linux—a base product server with virtualization support.

•

Red Hat Enterprise Linux Advanced Platform—a comprehensive solution bundle that includes Red Hat Enterprise Linux, Red Hat Global File System and Red Hat Cluster Suite. Red Hat Enterprise Linux Advanced Platform targets customers who require a complete, integrated virtualization solution.

•	Red Hat Enterprise Linux Desktop—a next generation open source desktop offering.

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

•

JBoss Enterprise SOA Platform—provides the environment for deploying and integrating SOAs and business processes. It includes JBoss Enterprise Service Bus, jBPM, JBoss Rules and our JBoss Enterprise Application Platform technologies.

•	JBoss Enterprise Portal Platform—provides a Java-based platform for deploying standards-based portals.

•	JBoss Developer Studio—provides an Eclipse-based application development environment for developing Java applications and development tools for building rich web-based applications.

•	MetaMatrix Data Services Platform—provides an environment integrating distributed data sources and provides for data federation, data abstraction, data transformation and metadata management.

Additional Red Hat enterprise technologies

Red Hat enterprise technologies also include other technology infrastructure, including software for software development, high availability clusters of Linux systems and storage, authentication of users as well as directory server services. These applications broaden customer choice and are components of our open source architecture vision for the enterprise. These applications include:

•

Red Hat’s Enterprise Virtualization Products—allow customers to use one common infrastructure to run multiple operating systems and applications, improving resource management and flexibility through live migration, dynamic resource allocation, high availability and clustering.

•

Red Hat Messaging, Realtime and Grid—integrates open and scalable messaging, a realtime kernel with predictable performance and grid management tools for high-performance distributed computing solutions, including virtualization, cloud computing and bare-metal mission-critical applications.

•	Red Hat Developer Subscriptions—provide integrated development environments for application developers.

•	Red Hat Cluster Suite—features clustering and uses application fail-over technology, which is designed to enable high-availability application environments.

•	Red Hat Global File System—is an enterprise-strength clustered file system for Linux, designed for commercial and technical computing applications requiring access to shared data.

•	Red Hat Certificate System—is a scalable authentication system for appropriately limiting access to mission-critical resources and data.

•	Red Hat Directory Server—centralizes application settings, user profiles, group data, policies and access control information into an operating system-independent, network-based registry.

Red Hat systems management solutions

RHN, RHN Satellite, JBoss CSP and JBoss ON provide management and software delivery services for Red Hat Enterprise Linux and JBoss Enterprise Middleware technologies. With a focus on open standards and scalability, our management solutions help organizations increase productivity, lower costs and enhance security by provisioning, managing, monitoring and updating systems.

Services for Red Hat Enterprise Linux and JBoss Enterprise Middleware are available to provide organizations with the appropriate level of flexibility, security and scalability based on their size and needs. Red Hat’s customers can manage their deployments by connecting to Red Hat’s servers through RHN Update Module and JBoss CSP, both of which are included in the base subscription, or by implementing the enhanced functionality of RHN Satellite and JBoss ON.

RHN—Through RHN, Red Hat provides an on-line method for its customers to obtain certified software and upgrades and to manage, provision and monitor deployments of Red Hat Enterprise Linux.

RHN Update Module—The RHN Update Module is an entry-level offering included with each subscription for Red Hat Enterprise Linux, providing functionality enhancements and upgrades to individual systems. The RHN Update Module includes functionality such as a graphical user interface, priority notification, errata information and Red Hat Package Manager (“RPM”) dependency checking and auto update. RHN Update Module also gives customers access to electronic delivery of software related to their Red Hat subscriptions. This is the default method for accessing subscription services to Red Hat Enterprise Linux.

Customers may purchase entitlements to the following RHN modules on an annual subscription basis:

Management Module—The RHN Management Module allows customers to manage Red Hat enterprise technology infrastructure. Designed to enable scalable enterprise administration, the Management Module features systems grouping, role-based administration and scheduled actions.

Provisioning Module—The RHN Provisioning Module includes features such as operating system provisioning (for new, unformatted systems or previously deployed systems), configuration management, multi-state rollback, scheduled remote actions, auto discovery, configuration tools and RPM-based application provisioning.

Monitoring Module—The RHN Monitoring Module, only available in RHN Satellite deployments, adds performance-tracking capabilities. Users can configure monitoring checks based on numerous pre-built probes, or they can create their own. Email or pager warnings send alerts when defined performance thresholds are crossed.

JBoss CSP—Through JBoss CSP, Red Hat provides an on-line method for JBoss Enterprise Middleware customers to obtain certified software, access to the JBoss information knowledge base and software update alerts and advisories, as well as interact with our JBoss technical support engineers.

RHN Satellite—RHN Satellite stores RHN functionality, such as system profiles and reporting data locally on a customer’s system behind its IT firewall. A customer’s RHN Satellite server connects with RHN over the Internet to download updates and upgrades. RHN Satellite offers customers greater control and flexibility over the management of their Red Hat Enterprise Linux systems and may also be used to distribute custom or third-party content to their Red Hat Enterprise Linux systems, and monitor the health of their systems. Additional RHN Proxy Servers can be added to an RHN Satellite deployment to improve performance and package downloads for remote locations.

JBoss ON—JBoss ON is deployed in a manner similar to RHN Satellite and allows the customer to manage its JBoss middleware environments. Similar to RHN Satellite, JBoss ON functionality includes inventory, software update, administration, configuration management and resource deployment. JBoss ON also provides an extended module for monitoring and alert notifications on the status of JBoss Enterprise Middleware deployments.

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

Global Professional Services offers consulting services for IT deployments, from assessment and implementation to upgrade planning, migrations, integrations and application development. With our acquisition of Amentra in March 2008, we extended our consulting capabilities to include application integration and development services that support our middleware strategy.

Global Support Services (“GSS”) is Red Hat’s worldwide, mission-critical technical support group that spans our infrastructure, middleware and systems management technologies. GSS provides a variety of production support levels and is generally included with Red Hat subscriptions. For developers, GSS offers specialized support services and an online knowledge base of technical information. GSS also offers a proactive, relationship-based service with Technical Account Managers for enterprise customers.

COMPETITION

In the operating systems market, we compete with a number of large and well-established companies that have significantly greater financial resources, larger development staffs and more extensive marketing and distribution capabilities. These competitors include Microsoft, Novell, Sun and Oracle, all of which offer hardware-independent, multi-user operating systems and various virtualization software for Intel platforms that compete with Red Hat offerings. Moreover, HP, Unisys Corporation, IBM and Sun each offer the UNIX operating system. Many of these competitors bundle competitive operating systems, such as UNIX, with their own hardware offerings, thereby making it more difficult for us to penetrate their customer bases. Moreover, Sun also provides their Solaris UNIX software under an open source license, now called Open Solaris. In addition, with virtualization emerging as an important element of the operating environment, virtualization software companies like VMware, Microsoft and Citrix Systems, Inc. are also competitors to Red Hat. No assurance can be given that our efforts to compete effectively will be sufficient.

Within the specific category of Linux operating systems, our chief competitor has historically been Novell, with its SUSE brand of Linux. Other, less well capitalized, Linux brands include Mandriva, Debian, Canonical Ubuntu and other regionally-specific distributions. The financial and legal barriers to creating a new Linux distribution are relatively low because the open source license governing Linux distributions permits copying, modification and redistribution. In 2006, Oracle, a large and well-capitalized company, began to sell support for its version of the Linux operating system. See Item 1A, “Risk Factors”.

In 2006, Microsoft and Novell announced an agreement to collaborate on technology, a cross covenant not to sue the other party’s customers for patent infringement and an agreement by Microsoft to purchase and distribute coupons for SUSE Linux maintenance and support. In 2008, Microsoft purchased additional coupons for SUSE Linux for distribution to customers. While Red Hat provides its subscription customers with certain protections in the event that a third-party were to bring a claim alleging intellectual property infringement, there is no assurance that Red Hat’s efforts in this regard will be sufficient to satisfy the concerns of customers in all instances, including any concerns created by the Microsoft/Novell agreement. Also, the coupons to SUSE Linux distributed by Microsoft have intensified this competition at certain customers and may create downward pressure on the prices that Red Hat charges and/or reduced demand for our products which could affect our ability to renew current customers and obtain new customers and impact revenue, operating margin and market share. See Item 1A, “Risk Factors”.

In the middleware market, we compete with a number of large and well-established companies that have significantly greater financial resources, larger development staffs and more extensive marketing and distribution capabilities. These competitors include, but are not limited to, IBM, Oracle (which acquired BEA in 2008), Sun and Microsoft, all of which offer broad portfolios of enterprise Java and non-Java middleware products. All of these vendors, with the exception of Sun, offer the majority of their middleware products under a typical proprietary software license model. IBM and Sun often bundle hardware and software for their customers, making it more difficult to penetrate these customer bases.

With our professional services offerings, we face competition in the market for services related to the deployment of our enterprise technologies and the development of integration of customer applications. Our competitors in the market include IBM, Sun, Oracle and HP, as well as other technology consulting companies.

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

The open source software market is not characterized by the traditional barriers to entry that are found in the proprietary software model due to the nature of open source technology. For example, anyone can copy, modify and redistribute Red Hat Enterprise Linux, JBoss Enterprise Middleware and our other open source products. However, they are not permitted to refer to these products as “Red Hat” or “JBoss” products unless they have a formal business relationship with us that allows such references. Moreover, as it relates to our enterprise technologies and management offerings, our customers agree that during their support relationship with Red Hat, they will purchase a support subscription for each computer system on which they deploy Red Hat’s software. In addition, the only means by which customers can receive a certified version of Red Hat enterprise software and receive certified functionality enhancements and upgrades to a copy of Red Hat enterprise software is to purchase and maintain a current subscription directly from us or our certified partners with whom we have agreements.

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

SOFTWARE ENGINEERING AND DEVELOPMENT

We have invested, and intend to continue to invest, significant resources in product and technology development. We expended $130.1 million, $97.4 million and $71.0 million, in our fiscal years ended February 28, 2009, February 29, 2008 and February 28, 2007, respectively, in research and development costs. We focus and modify our product development efforts based on the needs of users and changes in the marketplace. We are currently focusing our development efforts on improving or adding the functionality to our offerings that are needed by the Global 2000 or required for leading third-party applications upon which the Global 2000 are dependent. However, any upgrades and enhancements are offered on a when and if available basis.

Our software engineers collaborate with open source software development teams working across the Internet and through open source communities such as our Fedora Project and JBoss.org. This involvement enables us to remain abreast of, and in some instances lead, certain technical advances, plans for development of new features and timing of releases, as well as other information related to the development of open source projects.

Our software engineers make development contributions to many components comprising the Red Hat Enterprise Linux operating system and JBoss Enterprise Middleware and provide leadership within the various open source communities across many of the core components.

Our software development engineers perform extensive testing of Red Hat Enterprise Linux, JBoss Enterprise Middleware, RHN, RHN Satellite, JBoss CSP, JBoss ON, JBoss Developer Studio and other Red Hat enterprise technologies. We use various industry methods of quality assurance testing to help ensure that our enterprise technologies are solidly engineered and ready for use by our customers when delivered. We also work closely with leading hardware and software vendors to help ensure that their hardware and applications will operate effectively with Red Hat enterprise platforms.

In addition, we continue to invest substantial resources in the development and commercialization of open source technologies that provide added value in addition to the operating system.

INTELLECTUAL PROPERTY

Red Hat Enterprise Linux, JBoss Middleware and our other open source products have been developed and made available for licensing under the GNU General Public License, the GNU Lesser General Public License and other open source licenses. These licenses permit the licensee to copy, modify and distribute the software. Some licenses, such as the GNU General Public License and the GNU Lesser General Public License, require that any resulting or derivative work that is distributed to others be licensed under the same terms. Therefore, although we generally retain the copyrights to the code that we develop ourselves, due to the nature of our open source software products and the licenses under which we develop and distribute them, our most valuable intellectual property is our collection of trademarks, copyrights and patents to protect our intellectual property. We also generally enter into confidentiality and nondisclosure agreements with our employees and consultants and seek to control access to and distribution of our confidential documentation and other proprietary information.

We pursue registration of some of our trademarks in the United States and in other countries. We have registered the trademark “Red Hat” and the Red Hat Shadowman logo in countries in North America, South America, Europe, Asia and Africa as well as in Australia.

Despite our efforts to protect our trademark rights, unauthorized third-parties have in the past attempted, and in the future may attempt, to misappropriate our trademark rights. We cannot be certain that we will succeed in preventing such misappropriation of our tradename and trademarks. The laws of some foreign countries do not protect or deter misappropriation of our trademark rights to the same extent as do the laws of the United States. In addition, while we engage in certain enforcement activity, policing unauthorized use of our trademark rights is difficult, expensive and time consuming, and our efforts may be inadequate. The loss of any material trademark or tradename could have a material adverse effect on our business, operating results and financial condition.

Red Hat also seeks patent protection of some of the innovative ideas of our software developers. Not all of these inventions are applicable to our current technologies. Some provide protection to new and other technologies. As part of Red Hat’s commitment to the open source community, we provide our Patent Promise, an undertaking, subject to certain limitations, not to enforce our patent rights against users of open source software. This permits the development and distribution of open source applications that could otherwise infringe on our patents. Consequently, it is unlikely that our patents will, of themselves, provide us substantial revenue. Rather, they may provide a measure of deterrence against the potential patent infringement claims of third parties and may help ensure that new technologies and innovations covered by our patents remain open. We are also a founding member and active participant, along with other industry leaders (including IBM, NEC, Philips, Sony and Novell) in the Open Invention Network LLC, which acquires patents with the goal of promoting innovation in open source for the Linux platform.

Third-parties have in the past asserted, and may in the future assert, infringement claims against us which may result in costly litigation or require us to obtain a license to third-party intellectual property rights. See Item 3, “Legal Proceedings”. There can be no assurance that such licenses will be available on reasonable terms or at all, which could have a material adverse effect on our business, operating results and financial condition. Red Hat regularly commits to its subscription customers that if portions of our enterprise products are found to infringe third-party intellectual property rights we will, at our expense and option: (i) obtain the right for the customer to continue to use the product consistent with their subscription agreement with us; (ii) modify the product so that its use is non-infringing; or (iii) replace the infringing component with a non-infringing component, and indemnify them against specified infringement claims. Although we cannot predict whether we will need to satisfy these commitments and often have limitations on these commitments, satisfying these commitments could be costly and time-consuming and could materially and adversely affect our business, operating results and financial condition.

EMPLOYEES

As of February 28, 2009, Red Hat had more than 2,800 employees. From time to time, we also employ independent contractors. Our employees are not represented by any labor union and are not recognized under a collective bargaining agreement, and we have never experienced a work stoppage. We believe our relations with our employees are generally good.

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

CERTIFICATIONS

This Annual Report on Form 10-K for the fiscal year ended February 28, 2009 contains the certifications of our Chief Executive Officer and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 hereto.

Our Chief Executive Officer submitted an annual certification to the New York Stock Exchange (“NYSE”) on September 11, 2008, stating that he was not aware of any violation by us of the NYSE corporate governance listing standards.

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

Economic weakness and constrained IT spending from time to time contribute, and are now contributing, to slowdowns in the technology industry, as well as in the specific segments and markets in which the Company operates, resulting in reduced demand and increased price competition for our products and services. Our operating results in one or more geographic regions may also be affected by uncertain or changing economic conditions within that region, such as the challenges that are currently affecting economic conditions in the United States and elsewhere. This slowdown and the uncertainty about future economic conditions may, among other things, negatively impact our current and prospective customers and result in delays or reductions in technology purchases or lengthen our sales cycle. Adverse economic conditions also may negatively impact our ability to obtain payment for outstanding debts owed to us by our customers or other parties with whom we do business. In addition, these conditions may impact our investment portfolio, and we could determine that some of our investments have experienced an other-than-temporary decline in fair value, requiring an impairment charge that could adversely impact our financial condition and results of operations. See NOTE 2 to the Consolidated Financial Statements. Also, these conditions may make it more difficult to forecast operating results. If global economic and market conditions, or economic conditions in the United States or other key markets, remain uncertain or persist, spread or deteriorate further, companies may delay or reduce their IT spending, which could adversely affect our business, financial condition and results of operations.

If we fail to continue to establish and maintain strategic distribution and other collaborative relationships with industry-leading companies, we may not be able to attract and retain a larger customer base.

Our success depends in part on our ability to continue to establish and maintain strategic distribution and other collaborative relationships with industry-leading hardware manufacturers, distributors, software vendors and enterprise solutions providers such as SAP AG (“SAP”), Dell Inc. (“Dell”), Hewlett-Packard Co. (“HP”), International Business Machines Corporation (“IBM”), Sun Microsystems, Inc. (“SUN”), Fujitsu Limited (“Fujitsu”), NEC Corporation (“NEC”) and others. These relationships allow us to offer our products and services to a much larger customer base than we would otherwise be able through our direct sales and marketing efforts. We may not be able to maintain these relationships or replace them on attractive terms. In addition, our existing strategic relationships do not, and any future strategic relationships may not, afford us any exclusive marketing or distribution rights. As a result, many of the companies with which we have strategic alliances pursue alternative technologies and develop alternative products and services in addition to or in lieu of our products and services, either on their own or in collaboration with others, including our competitors. Moreover, we cannot guarantee that the companies with which we have strategic relationships will market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support.

We have entered into and may continue to enter into or seek to enter into business combinations and acquisitions, which may be difficult to complete and integrate, disrupt our business, divert management’s attention, adversely effect our financial condition or results of operations and dilute stockholder value.

As part of our business strategy, we have in the past entered into business combinations and acquisitions (for example, our acquisition of JBoss in June 2006 and our acquisition of Qumranet in September 2008), and we may continue to do so in the future. We have limited experience in making acquisitions, and acquisitions present significant challenges and risks, including:

•	The difficulty of integrating the operations, systems and personnel of the acquired companies;

•	The difficulty of gathering full information regarding the target business prior to the acquisition;

•	The maintenance of acceptable standards, controls, procedures and policies;

•	The potential disruption of our ongoing business and distraction of management;

•	The impairment of relationships with employees and customers as a result of any integration of new management and other personnel;

•	The inability to maintain a relationship with customers of the acquired business;

•	The potential loss of key employees of the acquired business;

•

Challenges in maintaining good and effective relations with existing business partners or of those of the acquired business, including as a result of the changes in the competitive landscape effected by the acquisition;

•	The difficulty of incorporating acquired technology and rights into our products and services and of maintaining quality standards consistent with our brand;

•	The potential failure to achieve the expected benefits of the combination or acquisition;

•	Expenses related to the acquisition;

•	Potential unknown liabilities associated with the acquired businesses;

•	Unanticipated expenses related to acquired technology and its integration into existing technology; and

•	The issuance of shares of our common stock in connection with an acquisition or business combination would dilute our current stockholders’ percentage of ownership.

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

We have expanded our operations rapidly in recent years. For example, our total revenue increased from approximately $523.0 million for the fiscal year ended February 29, 2008 to approximately $652.6 million for the fiscal year ended February 28, 2009. Moreover, the total number of our employees increased from over 2,200 as of February 29, 2008 to over 2,800 as of February 28, 2009 and is expected to generally increase in the foreseeable future. In addition, we continue to explore ways to extend our product and service offerings and geographic reach. Our growth has placed and will likely continue to place a strain on our management systems, information systems, resources and internal controls. Our ability to successfully offer products and services and implement our business plan requires adequate information systems and resources and oversight from our senior management. As we grow, we must also continue to hire, train, supervise and manage new employees. As we grow and expand globally, controls and oversight functions will become more complex and distributed and may in part be outsourced. We may not be able to adequately screen and hire or adequately train, supervise and manage sufficient personnel or develop management, or effectively manage and develop our controls and oversight functions and information systems to adequately manage our expansion effectively. If we are unable to adequately manage our growth and expansion, our business, operating results and financial condition could be materially adversely affected.

We rely, to a significant degree, on an indirect sales channel for distribution of our products and services, and disruption of any part of this channel could adversely affect the sales of our products.

We use a variety of different distribution methods to sell our products and services, including indirect channel partners, such as third-party OEMs, resellers and distributors. A number of these partners in turn distribute via their own networks of channel partners (e.g., distributors and resellers), with whom we have no direct relationship. We rely, to a significant degree, on our channel partners to, among other activities, select, screen and maintain relationships with our indirect distribution network and for the distribution of our products and services in a manner that is consistent with Red Hat’s quality standards. Our indirect distribution channel could be affected by disruptions in the relationships of and with our channel partners and their networks, including their customers or suppliers. As a result, we may be required to devote greater support and professional services resources to distribute our products and support our customers, which could drive up costs and may not be as effective. We cannot guarantee that our channel partners will market our products effectively. Disruptions in our distribution channel or poor marketing support by channel partners could lead to decreased sales or slower than expected growth or increased distribution and support costs.

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

The subscription agreement used for many of our products, including Red Hat Enterprise Linux, requires customers to agree to a subscription for our services for each installed system on which they deploy our subscription based products. At the same time, the subscription agreement places no restriction on the customer’s right to redistribute the products. While we believe this practice complies with the requirements of the GNU General Public License, and while we have reviewed this practice with the Free Software Foundation, the organization that maintains and provides interpretations of the GNU General Public License, we may still encounter customer resistance to this distribution model or customers may fail to honor the terms of our subscription agreements. To the extent we are unsuccessful in promoting or defending this distribution model, our business and operating results could be materially and adversely affected.

If our current and future customers do not renew their subscription agreements with us, our operating results may be adversely impacted.

Our customers may not renew their subscriptions for our service after the expiration of their subscription agreements and in fact, some customers elect not to do so. In addition, our customers may opt for a lower priced edition of our services or for fewer subscriptions. We have limited historical data with respect to rates of customer subscription renewals, so we cannot accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our services and their ability to continue their operations and spending levels. Government contracts could be subject to future funding that may affect the extension or termination of programs and generally are subject to the right of the government to terminate for convenience or non-appropriation. If we experience a decline in the renewal rates for our customers or they opt for lower priced editions of our offerings or fewer subscriptions, our operating results may be adversely impacted.

If open source software programmers, most of whom we do not employ, do not continue to develop and enhance open source technologies, we may be unable to develop new products, adequately enhance our existing products or meet customer requirements for innovation, quality and price.

We rely to a significant degree on a number of largely informal communities of independent open source software programmers to develop and enhance our products. For example, Linus Torvalds, a prominent open source software developer, and a relatively small group of software engineers, many of whom are not employed by us, are primarily responsible for the development and evolution of the Linux kernel, which is the heart of the Red Hat Enterprise Linux operating system. If these groups of programmers fail to adequately further develop and enhance open source technologies, we would have to rely on other parties to develop and enhance our products or we would need to develop and enhance our products with our own resources. We cannot predict whether further developments and enhancements to these technologies would be available from reliable alternative sources. In either event, our development expenses could be increased and our product release and upgrade schedules could be delayed. Moreover, if third-party software programmers fail to adequately further develop and enhance open source technologies, the development and adoption of these technologies could be stifled and our products could become less competitive. Delays in developing, completing or shipping new or enhanced products could result in delayed or reduced revenue for those products and could also adversely affect customer acceptance of those offerings.

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

One of the characteristics of open source software is that anyone can modify the existing software or develop new software that competes with existing open source software. Such competition can develop without the degree of overhead and lead time required by traditional proprietary software companies. It is possible for new competitors with greater resources than ours to develop their own open source solutions, potentially reducing the demand for, and putting price pressure on, our solutions. For example, in October 2006 Oracle Corporation (“Oracle”) announced plans to sell support for its version of the Linux operating system. In addition, some competitors make their open source software available for free download and use on an ad hoc basis or may position their open source software as a loss leader. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure and/or the availability of open source software will not result in price reductions, reduced operating margins and loss of market share, any one of which could seriously harm our business.

Industry consolidation may lead to increased competition and may harm our operating results.

There has been a trend in industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could have a material adverse effect on our business, financial condition and results of operations.

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

We must effectively develop, deliver and stimulate demand for new products and technologies in order to remain competitive.

We operate in highly competitive markets that are characterized by rapid technological change and frequent new product and service announcements. To retain and grow our market share, we must continually introduce new and innovative offerings and technologies, enhance and adapt existing offerings and technologies and effectively stimulate customer demand for our new offerings. Delays in developing, completing or shipping new or enhanced offerings and technologies could result in delayed or reduced revenue for those offerings and could also adversely affect customer acceptance of those offerings and technologies. The success of new and enhanced offering introductions depend on several factors, including our ability to develop and complete in a timely manner, successfully promote the offerings, manage the risks associated with the offerings, make sufficient resources available to support them and address any quality or other defects in the early stages of introduction. Our failure to deliver new and enhanced offerings and technologies in a timely and cost-effective manner and to effectively stimulate demand for them may harm our reputation as a leader in open source technology, diminish the Red Hat brand and adversely affect our business, operating results and financial condition.

Security and privacy breaches may expose us to liability and cause us to lose customers.

Our security and testing measures may not prevent security breaches that could harm our business. Advances in computer capabilities, new discoveries in the field of cryptography, inadequate technology or facility security measures or other factors may result in a compromise or breach of our systems and the data we process. Any compromise of our systems or the data we process could harm our reputation or financial condition and, therefore, our business. In addition, a party who is able to circumvent our security measures or exploit inadequacies in our security measures, could, among other effects, misappropriate proprietary information, cause interruptions in our operations or expose customers to computer viruses or other disruptions or vulnerabilities. Actual or perceived vulnerabilities may lead to claims against us by customers, partners or other third-parties, which could be material. While our customer agreements typically contain provisions that seek to limit our liability, there is no assurance these provisions will be enforceable and effective under applicable law.

We are vulnerable to system failures, which could harm our reputation and business.

We rely on our technology infrastructure, among other functions, to sell our products and services, support our partners, fulfill orders and bill, collect and make payments. Our systems are vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, terrorist attacks, computer intrusions and viruses, computer denial-of-service attacks and other events. A significant number of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Our systems are also subject to break-ins, sabotage and intentional acts of vandalism by internal employees, contractors and third-parties. Despite any precautions we may take, such problems could result in, among other consequences, interruptions in our services, which could harm our reputation, business and financial condition. We do not carry business interruption insurance sufficient to protect us from all losses that may result from interruptions in our services as a result of system failures or to cover all contingencies.

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

If we fail to comply with our customer contracts or government contracting regulations, our business could suffer.

Our contracts with our customers may include unique and specialized performance requirements. In particular, our contracts with federal, state, provincial and local governmental customers are subject to various procurements regulations, contract provisions and other requirements relating to their formation, administration and performance. Any failure by us to comply with the specific provisions in our customer contracts or any violation of government contracting regulations could result in the imposition of various civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments and, in the case of our government contracts, fines and suspension from future government contracting. Further, any negative publicity related to our customer contracts or any proceedings surrounding them, regardless of its accuracy, may damage our business and affect our ability to compete for new contracts. If our customer contracts are terminated, if we are suspended from government work, or of our ability to compete for new contracts is adversely affected, we could suffer an adverse affect on our business, operating results or financial condition.

RISKS RELATED TO LEGAL UNCERTAINTY

If our products are found or alleged to infringe third-party intellectual property rights, we could be required to redesign our products, replace components of our products, enter into license agreements with third parties and provide infringement indemnification.

We regularly commit to our subscription customers that if portions of our enterprise products are found to infringe any third-party intellectual property rights we will, at our expense and option: (i) obtain the right for the customer to continue to use the product consistent with their subscription agreement with us; (ii) modify the product so that it is non-infringing; or (iii) replace the infringing component with a non-infringing component, and indemnify them against specified infringement claims. Although we cannot predict whether we will need to satisfy these commitments and often have limitations on these commitments, satisfying the commitments could be costly and time consuming and could materially and adversely affect our operating results and financial condition. In addition, our insurance policies would likely not adequately cover our exposure to this type of claim.

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

The SCO Group, Inc. (“SCO”) as well as others have publicly alleged that Linux may infringe certain third-party intellectual property rights. SCO filed suit against IBM, alleging, among other things, that certain Linux kernels wrongfully include SCO’s intellectual property. Uncertainty concerning allegations of this type, regardless of their merit, could adversely affect our reputation and business. If those asserting such claims were to prevail in this or other actions related to their claims regarding Linux or other products, our operating results and financial condition could be materially and adversely affected.

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

A number of our offerings, including Red Hat Enterprise Linux, have been developed and licensed under the GNU General Public License and similar open source licenses. These licenses state that any program licensed under them may be liberally copied, modified and distributed. It is possible that a court would hold these licenses to be unenforceable or that someone could assert a claim for proprietary rights in a program developed and distributed under them. Any ruling by a court that these licenses are not enforceable, or that open source components of our product offerings may not be liberally copied, modified or distributed, may have the effect of preventing us from distributing or developing all or a portion of our products. In addition, licensors of open source software employed in our offerings may, from time to time, modify the terms of their license agreements in such a manner that those license terms may no longer be compatible with other open source licenses in our offerings or our end user license agreement, and thus could, among other consequences, prevent us from continuing to distribute the software code subject to the modified license.

Our products may contain defects that may be costly to correct, delay market acceptance of our products and expose us to claims and litigation.

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

Our efforts to protect our trademarks may not be adequate to prevent third-parties from misappropriating our intellectual property rights in our trademarks.

Our collection of trademarks is valuable and important to our business. The protective steps we have taken in the past have been, and may in the future continue to be, inadequate to protect and deter misappropriation of, our trademark rights. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our trademark rights in a timely manner. We have registered some of our trademarks in countries in North America, South America, Europe, Asia, Africa and Australia and have other trademark applications pending in each of those regions. Effective trademark protection may not be available in every country in which we offer or intend to offer our products and services. Failure to adequately protect our trademark rights could damage or even destroy the Red Hat brand and impair our ability to compete effectively. Furthermore, defending or enforcing our trademark rights could result in the expenditure of significant financial and managerial resources.

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

RISKS RELATED TO FINANCIAL UNCERTAINTY

Our quarterly operating results may not be a reliable indicator of our future operating results.

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

During fiscal 2007, several of our largest competitors made announcements relevant to markets in which we operate, including an announcement by Oracle to offer Linux support services and an announcement by Novell regarding an agreement with Microsoft to collaborate on technology, a cross covenant not to sue the other party’s customers for patent infringement and an agreement by Microsoft to purchase and distribute coupons for SUSE Linux maintenance and support. Microsoft and Novell announced an extension of their partnership and the purchase and distribution of an additional $100 million in coupons for SUSE Linux by Microsoft in August 2008.

We may not be able to meet the financial and operational challenges that we will encounter as our international operations, which represented approximately 40.9% of our total revenue for the fiscal year ended February 28, 2009, continue to expand.

Our international operations accounted for approximately 40.9% of total revenue for the fiscal year ended February 28, 2009. As we expand our international operations, we may have difficulty managing and administering a globally-dispersed business and we may need to expend additional funds to, among other activities, reorganize our sales force and technical support services team, outsource or supplement general and administrative functions, staff key management positions, obtain additional information technology infrastructure and successfully localize software products for a significant number of international markets, which may negatively affect our operating results.

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

•	Difficulty maintaining quality standards consistent with the Red Hat brand;

•	Export control regulations could prevent us from shipping our products into and out of certain markets;

•	Changes in import/export duties, quotas or other trade barriers could affect the competitive pricing of our products and service and reduce our market share in some countries; and

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

Our investment portfolio is subject to credit and illiquidity risks and fluctuations in the market value of our investments and interest rates. These risks may result in an impairment in or the loss of all or portion of the value of our investments, an inability to sell our investments and a decline in interest income.

We maintain an investment portfolio of various holdings, types and maturities. Our portfolio as of February 28, 2009 consisted primarily of money market funds, U.S. government securities, certificates of deposit, agency securities, corporate securities and equity securities. Although we follow an established investment policy and seek to minimize the risks associated investments by investing primarily in investment grade, highly liquid securities and by limiting the amounts invested with any one institution, type of security or issuer, we cannot give assurances that the assets in our investment portfolio will not lose value or become impaired, or that our interest income will not decline.

During fiscal 2009 we recorded an other-than-temporary impairment charge of $2.2 million to recognize an estimated, unrealized loss in one of our debt security investments. This charge had an adverse impact on net income and earnings per share. For further discussion of this charge, see NOTE 2 to the Consolidated Financial Statements. We may be required to record additional impairment charges for other-than-temporary declines in fair market value in our investments. Future fluctuations in economic and market conditions could adversely affect the market value of our investments, and we could record additional impairment charges and lose some or all of the principal value of investments in our portfolio. A total loss of an investment or a significant decline in the value of our investment portfolio could adversely affect our operating results and financial condition. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”.

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

A portion of our business is conducted in currencies other than the U.S. dollar. Changes in exchange rates among other currencies and the U.S. dollar will affect our net revenue, operating expenses and operating margins. We cannot predict the impact of future exchange rate fluctuations. We have begun to use financial instruments, primarily forward purchase contracts, to economically hedge U.S. dollar and other currency commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. If these hedging activities are not successful or we change or reduce these hedging activities in the future, we may experience significant unexpected expenses from fluctuations in exchange rates. For information regarding our hedging activity, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters is currently located in a leased facility in Raleigh, North Carolina, which consists of approximately 120,000 square feet. In January 2002, we assumed this lease from an unrelated third-party. The lease, which has an original term of 20 years, will expire on June 10, 2020. The annual rental expense under this lease is approximately $1.7 million. In March 2006, we assumed a second lease in Raleigh, North Carolina as part of our headquarters facilities which consisted of approximately 25,000 square feet. In 2007 and 2008, we acquired under this second lease an additional 25,000 and 10,000 square feet, respectively, further expanding our headquarters facilities. The term for this second lease, as amended, will expire on February 28, 2017. The annual rental expense under this second lease is approximately $1.2 million.

In addition to our headquarters, we have leased office facilities in over 28 countries and more than 65 locations. Significant locations in North America include Atlanta, Georgia; Charlotte, North Carolina; Mountain View, California; Reston, Virginia; Richmond, Virginia; Toronto, Canada; Tyson’s Corner, Virginia and Westford, Massachusetts. Significant locations in Latin America include Buenos Aires, Argentina and Sao Paulo, Brazil. Significant locations in EMEA include Brno, Czech Republic; Cork, Ireland; Farnborough, United Kingdom; Munich, Germany; Nanterre, France and Raanana, Israel. Significant locations in Asia Pacific include offices in Beijing, China; Brisbane, Australia; Mumbai, India; Pune, India; Singapore and Tokyo, Japan. We believe that in all material aspects our properties have been satisfactorily maintained, are in good condition and are suitable for our operations.

ITEM 3.	LEGAL PROCEEDINGS

Red Hat Professional Consulting, Inc., formerly PTI, a wholly owned subsidiary of the Company acquired in February 2001, together with its former directors and some of its former principal shareholders, is a defendant in a suit brought by a former employee in DeKalb County Superior Court in Georgia (Case No. 00-CV-5509-8). The plaintiff asserts, among other things, slander, breach of a shareholder agreement and of various employment agreements and seeks monetary damages. Red Hat Professional Consulting, Inc. has filed an answer, affirmative defenses and counterclaims, denying all liability. All discovery in the matter is complete. On October 31, 2005, a hearing was held on defendants’ Third Motion for Partial Summary Judgment, and the Court granted summary judgment on three of the claims. A pre-trial order was entered in the matter, and it was set for trial on December 11, 2006. However, the Court elected to delay trial for purposes of rehearing plaintiff’s motion for partial summary judgment, and that hearing was held on December 11, 2006. On February 16, 2007, the Court issued an order in favor of plaintiff and against all defendants on plaintiff’s claim that his stock option agreement had been breached. The order was appealed by the defendants to the Georgia Court of Appeals, which on March 17, 2008, reversed the trial court, vacated the trial court’s order, and remanded for further proceedings. The Company filed a timely motion to reconsider with the Georgia Court of Appeals questioning the line of cases upon which the decision was rendered and the standard the court indicated should be applied by the trial court in determining the issues on remand. That motion was denied. The Company filed a petition for writ of certiorari in the Georgia Supreme Court, and that petition was denied on September 8, 2008, and the case was remanded to the trial court for further proceedings. On March 25, 2009, the trial court heard oral argument on the parties’ cross-motions for summary judgment and denied those motions. The Company has been indemnified, subject to certain limitations, in this matter by the former PTI shareholders; however, there is a possibility that any damage award in this case could, if upheld, exceed the limits of such indemnification.

Commencing on or about March 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. Approximately 310 other IPO issuers were named as defendants in similar class action complaints (together, the “IPO Allocation Actions”). On August 8, 2001, Chief Judge Michael Mukasey of the

U.S. District Court for the Southern District of New York issued an order that transferred all of the IPO Allocation Actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings (Case No. 21 MC 92). The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages, attorneys’ and expert fees and other unspecified costs. In October of 2002, the individual director and officer defendants of the Company were dismissed from the case without prejudice. In October of 2004, the District Court certified a class in six of the 310 actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Company’s action is not one of the focus cases. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification with respect to the focus cases and remanded the matter for further consideration. In September 2007, discovery moved forward in the focus cases and plaintiff filed and amended complaints against the focus case issuer and underwriter defendants. Defendants in the focus cases filed motions to dismiss the second amended complaints in November 2007 and filed their oppositions to plaintiffs’ motion for class certification in December 2007. The motions to dismiss in the focus cases were granted in part and denied in part, and the issue of class certification is currently pending before the Court. On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a settlement agreement to resolve the lawsuit, to which the Company has consented and for which payments called for by the settlement agreement are to be paid by the defendant insurers. The trial court will determine whether to approve the proposed settlement. In the event that the settlement is not approved, the Company intends to defend itself vigorously in this matter. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved.

Commencing on August 4, 2003, the Company filed suit against The SCO Group, Inc. (“SCO”) in the U.S. District Court for the District of Delaware seeking a declaratory judgment that the Company is not infringing any of SCO’s intellectual property rights (Civil Action No. 03-722-SLR). In addition, the Company has asserted claims against SCO under Delaware and federal law, including deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, trade libel and violations of the Lanham Act. The Company contends that SCO has made false and misleading public statements in alleging that software code, in which SCO claims to own copyrights and trade secrets, was misappropriated and incorporated into the Company’s product and that SCO has threatened legal action. On September 15, 2003, SCO filed a motion to dismiss contending, among other things, that no actual controversy exists and that the declaratory judgment that the Company seeks would not be warranted. On April 6, 2004, the Court denied SCO’s motion to dismiss but stayed further action in the case pending resolution of litigation underway in the U.S. District Court for the District of Utah between SCO and IBM. On April 20, 2004, Red Hat filed a motion for reconsideration contending that a stay based on the Utah case would be inappropriate. On March 31, 2005, the Court denied the Company’s motion to reconsider but extended to the Company the right to renew the motion should matters materially change in the SCO v. IBM litigation. SCO filed for bankruptcy protection in the District of Delaware on September 14, 2007, and on September 17, 2007 SCO filed a Notice in the pending case referencing the automatic stay in bankruptcy and asking the court to take the case off its active calendar. On October 15, 2007, SCO filed a schedule in the bankruptcy proceeding, listing Red Hat’s claim as disputed and unliquidated. On April 18, 2008, Red Hat filed a proof-of-claim in the bankruptcy proceeding, which is currently pending. On September 23, 2008, the judge in the bankruptcy proceeding extended the deadline for SCO to file a plan of reorganization through December 31, 2008, and extended the exclusive period for soliciting acceptances through March 2, 2009. On December 30, 2008, SCO filed a motion to extend the exclusive period for it to file a plan of reorganization to January 16, 2009 and the exclusive period for it to solicit acceptances to March 18, 2009. On January 8, 2009, SCO filed an Amended Joint Plan of Reorganization and related Disclosure Statement. The Court denied a motion to further extend the exclusive period on March 30, 2009.

In the summer of 2004, 14 class action lawsuits were filed against the Company and several of its former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of North Carolina. In each of the actions, plaintiffs seek to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arise in connection with the Company announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs assert that certain former officers (the “Individual Defendants”) and the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), and Rule 10b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs seek unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in the Company’s common stock, disgorgement by the Company’s former chief executive officer and former chief financial officer of certain compensation and profits from trading in the Company’s common stock pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 and other relief. As of September 8, 2004, all of these class action lawsuits were consolidated into a single action referenced as Civil Action No. 5:04-CV-473BR and titled In re Red Hat, Inc. Securities Litigation. On May 6, 2005, the plaintiffs filed an amended consolidated class action complaint. On July 29, 2005, the Company, on behalf of itself and the Individual Defendants, filed a motion to dismiss the action for failure to state a claim upon which relief may be granted. Also on that date, PricewaterhouseCoopers LLP (“PwC”), another defendant, filed a separate motion to dismiss. On May 12, 2006, the Court issued an order granting the motion to dismiss the Securities Exchange Act claims against several of the Individual Defendants, but denying the motion to dismiss the Securities Exchange Act claims against the Company, its former chief executive officer and former chief financial officer. The Court dismissed the claims under the Sarbanes-Oxley Act in their entirety, and also granted PwC’s motion to dismiss. On November 6, 2006, the plaintiffs filed a motion for class certification. Subsequent to the filing of that motion, several plaintiffs withdrew as potential class representatives, and the Company opposed the certification of the remaining proposed class representatives. On May 11, 2007, the Court entered an order denying class certification and denying all other pending motions as moot. Thereafter, on July 13, 2007 Charles Gilbert filed a renewed motion for appointment as lead plaintiff and approval of selection of lead counsel. On November 13, 2007, the Court entered an Order allowing Gilbert’s motion, appointing him lead plaintiff and adding him as a party plaintiff and appointing lead counsel. On January 14, 2008, Gilbert’s counsel filed a motion to certify the action as a class action, which has since been briefed by the parties and now awaits disposition by the Court. The Company intends to vigorously defend any remaining claims in this matter. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved.

On October 4, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington (Civil Action No. C07-1587 JLR) against, among others, The Goldman Sachs Group, Inc. and JPMorgan Chase & Co., lead underwriters of the Company’s initial public offering in August 1999. The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the underwriters and certain unnamed officers, directors and principal stockholders exceeded ten percent of the Company’s outstanding common stock from the date of the Company’s initial public offering on August 11, 1999, through at least August 10, 2000. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b) of the Securities Exchange Act of 1934, as amended, and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The Company was named as a nominal defendant in the action. On February 29, 2008, plaintiff filed an amended complaint asserting substantially similar claims as those set forth in the initial complaint. In July 2008, the Company and the underwriter defendants filed motions to dismiss. On March 12, 2009, the Court granted the Company’s motion to dismiss and dismissed the case without prejudice. Plaintiff filed a notice of appeal on March 31, 2009.

On October 9, 2007, IP Innovation, LLC and Technology Licensing Corporation filed a complaint in the Eastern District of Texas (Civil Action No. 2-07CV-447) against Red Hat, Inc. and Novell, Inc., alleging direct and indirect infringement of U.S. Patent Nos. 5,072,412, 5,394,521 and 5,533,183 with regard to aspects of the Company’s Linux-based products. The complaint seeks, among other relief, compensatory damages, enhanced damages and injunctive relief. The Company answered the complaint on February 1, 2008, including counterclaims against plaintiffs for declaratory judgment of invalidity, unenforceability and noninfringement of the patents-in-suit, and the plaintiffs filed a reply to those counterclaims on February 11, 2008. Discovery in the case has begun. Based on the Company’s efforts to date, it believes it has meritorious defenses to this matter, and intends to vigorously defend itself. There can be no assurance, however, that the Company will be successful in its defense, and an adverse resolution of the lawsuit could have a material adverse effect on its business, financial position and results of operations, including its ability to continue to commercialize the technologies implicated in the litigation.

On March 3, 2009, Software Tree LLC filed a complaint in the Eastern District of Texas (Civil Action No. 6:09-cv-00097-LED) against Red Hat, Inc., Hewlett-Packard Co., Genuitec, L.L.C., and Dell, Inc. alleging direct and indirect infringement of U.S. Patent No. 6,163,776 with regard to aspects of the Company’s JBoss Hibernate product, among other products of the Defendants. The complaint seeks, among other relief, compensatory damages, enhanced damages and injunctive relief. The Company answered the complaint on April 7, 2009 and denied the allegations of direct and indirect infringement, asserted affirmative defenses and filed a counterclaim seeking a declaration that the patent was not infringed and was invalid. Based on the Company’s efforts to date, it believes it has meritorious defenses to this matter, and intends to vigorously defend itself. There can be no assurance, however, that the Company will be successful in its defense, and an adverse resolution of the lawsuit could have a material adverse effect on its business, financial position and results of operation, including its ability to continue to commercialize the technologies implicated in the litigation.

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

Market Information

Our common stock trades on the New York Stock Exchange under the symbol “RHT”. The chart below sets forth the high and low sales information for each of the quarters of the fiscal years ended February 28, 2009 and February 29, 2008.

	FY 2009		FY 2008
Quarter	High	Low	High	Low
First	$24.42	$16.54	$24.73	$20.45
Second	$24.80	$19.00	$25.24	$18.50
Third	$21.20	$7.50	$22.67	$18.20
Fourth	$16.44	$8.30	$21.32	$16.82

Holders

As of April 24, 2009, we estimate that there were 2,073 registered stockholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We anticipate that our future earnings will be retained for the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison of cumulative total return (equal to dividends plus stock appreciation) during the period from February 29, 2004 through February 28, 2009 for:

•	Red Hat, Inc.;

•

A peer group consisting of Akamai Technologies, Inc., Autodesk, Inc., BMC, Cadence Design Systems, Inc., Citrix Systems, Inc., Compuware Corporation, Jack Henry & Associates, Inc., McAfee, Inc., Micros Systems, Inc., Novell, RealNetworks, Inc., Sybase, TIBCO Software, Inc., Wind River Systems, Inc. and Verisign, Inc. (the “Stock Performance Peer Group”); and

•	the NYSE Composite Index.

We are required to provide a line-graph presentation comparing cumulative, five-year stockholder returns on an indexed basis with a broad equity market index and either a published industry index or an index of peer companies selected by Red Hat. In our index of peer group companies, we have selected peer companies considered to be peers for purposes of benchmarking executive compensation during the fiscal year ending February 28, 2009.

COMPARISON OF FIVE-YEAR CUMULATIVE

TOTAL RETURN AMONG RED HAT, COMPETITIVE

PEER GROUP AND NYSE COMPOSITE INDEX

	2/29/04	2/28/05	2/28/06	2/28/07	2/29/08	2/28/09
RED HAT, INC.	$100.00	$63.41	$148.54	$124.10	$98.56	$75.68
PEER GROUP	$100.00	$109.55	$135.71	$157.02	$144.51	$90.76
NYSE COMPOSITE INDEX	$100.00	$109.40	$120.44	$136.34	$133.92	$68.99

Notes:

•	Assumes initial investment of $100.00 on February 29, 2004. Total return includes reinvestment of dividends.

•	The lines represent monthly index levels derived from compounded daily returns that include all dividends.

•	If the monthly interval, based on the fiscal year-end, ends on a day that is not a trading day, the preceding trading day is used.

•	The index level for all series was set to $100.00 on February 29, 2004.

•

The information included under the heading “Stock Performance Graph” in Item 5 of this Annual Report on Form 10-K is “furnished” and not “filed” and shall not be deemed to be “soliciting material” or subject to Rule 14A, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the limitations of that section, and shall not be deemed incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this report and irrespective of any general incorporation by reference language in any such filing.

•	The stock price performance shown in the graph is not necessarily indicative of future price performance.

•

Information used in the graph was obtained from our compensation consultant, a source management believes to be reliable, but the Company is not responsible for any errors or omissions in such information.

Issuer Purchases of Equity Securities

The table below sets forth information regarding the Company’s purchases of its Common Stock during its fourth fiscal quarter ended February 28, 2009:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 1, 2008 – December 31, 2008	559	$9.28	—	$250.0 million
January 1, 2009 – January 31, 2009	30,715	$14.94	—	$250.0 million
February 1, 2009 – February 28, 2009	283,691	$14.00	283,449	$246.0 million

Total	314,965	$14.08	283,449	$246.0 million

(1)	During the three months ended February 28, 2009, the Company withheld an aggregate of 31,516 shares of Common stock from employees to satisfy minimum tax withholding obligations relating to the vesting of restricted share awards. These shares were not withheld pursuant to the program described in Note 2 below.

(2)	On November 17, 2008, the Company announced that its Board of Directors had amended the repurchase program that was announced in October 2006 to authorize the repurchase of up to an aggregate of $250.0 million of Common Stock, without regard to amounts previously repurchased. The amended program expires on the earlier of (i) October 31, 2010 or (ii) a determination by the Board of Directors, the Chief Executive Officer or the Chief Financial Officer to discontinue the program. As of February 28, 2009, the amount available under the program for the repurchase of Common Stock was $246.0 million.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for each of the Company’s fiscal years in the five-year period ended February 28, 2009. The selected balance sheet data as of February 28, 2009 and February 29, 2008 and the selected statement of operations data for the fiscal years ended February 28, 2009, February 29, 2008 and February 28, 2007 are derived from our Consolidated Financial Statements contained in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein. The selected statement of operations data for the fiscal years ended February 28, 2006 and February 28, 2005 and the selected balance sheet data as of February 28, 2007, February 28, 2006 and February 28, 2005, are derived from our Consolidated Financial Statements contained in the Annual Reports on Forms 10-K for the years ended February 28, 2007 and February 28, 2006.

	Year Ended
	February 28, 2009	February 29, 2008	February 28, 2007	February 28, 2006	February 28, 2005
	(in thousands, except per share data)
SELECTED STATEMENT OF OPERATIONS DATA
Revenue:
Subscriptions	$541,210	$449,811	$341,206	$230,444	$151,125
Training and services	111,362	73,205	59,418	47,886	45,341

Total subscription and training and services revenue	$652,572	$523,016	$400,624	$278,330	$196,466
Gross profit	$546,446	$442,363	$335,888	$229,823	$157,979
Income from operations	$82,521	$70,372	$52,289	$58,082	$26,946
Other income, net	$43,809	$60,420	$43,290	$30,053	$24,431
Interest expense	$4,798	$6,252	$6,016	$6,119	$6,436
Net income	$78,721	$76,667	$59,907	$79,685	$45,426
Basic net income per common share	$0.41	$0.40	$0.32	$0.45	$0.25
Diluted net income per common share	$0.39	$0.36	$0.29	$0.41	$0.24
Weighted average shares outstanding
Basic	190,772	193,485	189,347	178,112	181,636
Diluted	211,344	221,313	218,823	207,815	215,882

Note:	Effective March 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, using the modified prospective transition method. In accordance with the provisions of the modified prospective transition method, results for prior fiscal years have not been restated. See NOTE 2 to the Consolidated Financial Statements.

	As of
	February 28, 2009	February 29, 2008	February 28, 2007	February 28, 2006	February 28, 2005
	(in thousands)
SELECTED BALANCE SHEET DATA
Total cash and investments in debt securities (short- and long-term)	$846,089	$1,331,943	$1,156,094	$1,077,540	$928,763
Working capital (1)	$444,183	$222,608	$706,702	$680,317	$246,054
Total assets	$1,753,636	$2,079,982	$1,785,854	$1,314,241	$1,134,036
Capital lease obligations, net of current maturities	$—	$—	$—	$—	$97
Convertible debentures (1)	$—	$570,000	$570,000	$570,000	$600,000
Stockholders’ equity	$1,106,053	$951,191	$821,236	$477,558	$361,671

Note:	Effective March 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, using the modified prospective transition method. In accordance with the provisions of the modified prospective transition method, balances for prior fiscal years have not been restated. See NOTE 2 to the Consolidated Financial Statements.

(1)	Convertible debentures with an aggregate face amount of $570.0 million were reclassified from non-current to current during the fourth quarter of the fiscal year ended February 29, 2008, and as a result are included in working capital as of February 29, 2008. All of the debentures were repurchased or redeemed by the Company during the fiscal year ended February 28, 2009 and as a result, no balance was outstanding as of February 28, 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a global leader in providing open source software solutions to the enterprise, including our core enterprise operating system platform, Red Hat Enterprise Linux (“RHEL”), our enterprise middleware platform, JBoss Enterprise Middleware, and other Red Hat enterprise technologies.

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

We sell our enterprise technologies through subscriptions, and we recognize revenue over the period of the subscription agreements with our customers. In addition, we generally provide certain managed services for each of our enterprise technologies, through Red Hat Network (“RHN”), Red Hat Network Satellite (“RHN Satellite”), JBoss Operations Network (“JBoss ON”) and JBoss Customer Support Portal (“JBoss CSP”), as a component of our subscriptions. We market our offerings primarily to enterprise customers including large enterprises, government organizations, small- and medium-size businesses and educational institutions.

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

Revenue.    For the year ended February 28, 2009, total revenue increased 24.8% or $129.6 million to $652.6 million from $523.0 million for the year ended February 29, 2008. Subscription revenue increased 20.3% or $91.4 million, driven primarily by additional subscriptions related to our principal RHEL technologies, which have gained broader market acceptance in mission-critical areas of computing, and our international expansion. The increase is, in part, a result of the continued migration of enterprises in industries such as telecommunications, government and financial services to our open source platform from a proprietary Unix platform. Training and services revenue increased by 52.1% or $38.2 million, driven primarily by revenue from professional services delivered by Amentra, Inc. (“Amentra”), a business we acquired in March 2008.

We believe the success of our business model is influenced by:

•	the acceptance and widespread deployment of open source solutions by small, medium and large enterprises and government agencies;

•	our ability to generate subscription revenue for Red Hat enterprise technologies;

•	our ability to provide customers with consulting and training services that generate additional revenue;

•	the extent to which we can expand the breadth and depth of our technology and service offerings; and

•	our ability to enhance the value of subscriptions for Red Hat enterprise technologies through frequent and continuous innovations to these technologies.

Deferred Revenue.    Our deferred revenue, current and long-term, balance at February 28, 2009 was $543.1 million. Because of our subscription model and revenue recognition policies, deferred revenue improves predictability of future revenue. Deferred revenue at February 28, 2009 increased $70.2 million or 14.8% as compared to the balance at February 29, 2008 of $472.9 million. As a result of changes in foreign currency exchange rates, our deferred revenue balance at February 28, 2009 was $27.7 million lower than what it would have been if spot exchange rates on that date were the same as at February 29, 2008.

Subscriptions.    Our enterprise technologies are sold under subscription agreements. These agreements typically have a one- or three-year subscription period. The subscription entitles the end user to maintenance, which generally consists of a specified level of support, as well as security updates, bug fixes, functionality enhancements and upgrades to the technology, when and if available, during the term of the subscription through our integrated management technologies, RHN, RHN Satellite, JBoss ON and JBoss CSP. Our customers have the ability to purchase higher levels of subscriptions that increase the level of support the customer is entitled to receive. Subscription revenue increased sequentially for each quarter of fiscal 2009, 2008 and 2007 and is being driven primarily by the increased market acceptance and use of open source software by the enterprise and our expansion of sales channels and geographic footprint during these periods.

Revenue by geography.    We operate our business in three geographic regions: The Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Japan, Singapore, India, Australia, South Korea and China). In the fiscal year ended February 28, 2009, approximately $267.0 million or 40.9% of our revenue was generated outside the United States compared to approximately $206.5 million or 39.5% for the fiscal year ended February 29, 2008. Our international operations are expected to continue to grow as our international sales force and channels become more mature and as we enter new locations or expand our presence in existing locations. As of February 28, 2009, we had offices in more than 65 locations throughout the world.

Gross profit margin.    As a result of changes in mix, gross profit margin decreased slightly to 83.7% for the year ended February 28, 2009 from 84.6% for the year ended February 29, 2008. Training and services revenue increased as a percentage of total revenue to 17.1% for the year ended February 28, 2009 from 14.0% for the year ended February 29, 2008, primarily due to the acquisition of Amentra. Gross profit margin on services increased to 38.2% for the year ended February 28, 2009 from 35.7% for the year ended February 29, 2008. Additionally, gross profit margin on subscriptions continued to increase, growing to 93.1% for year ended February 28, 2009 from 92.5% for the year ended February 29, 2008.

Income from operations.    Operating income was 12.6% and 13.5% of total revenue for the year ended February 28, 2009 and year ended February 29, 2008, respectively. The decrease in operating income as a percentage of revenue is a result of the slight decrease in gross profit margin as a result of changes in mix, described above. Overall operating expenses as a percentage of revenue remained unchanged at 71.1% for each of the years ended February 28, 2009 and February 29, 2008 as efficiencies realized in our general and administrative functions were offset by additional research and development expenses related to our recent acquisition of Qumranet, Inc. (“Qumranet”). Research and development expenses as a percentage of revenue increased to 19.9% for the year ended February 28, 2009 from 18.6% for the year ended February 29, 2008.

Cash, cash equivalents, investments in debt and equity securities and cash flow from operations.    Cash, cash equivalents and short-term and long-term investments in securities balances at February 28, 2009 totaled $846.1 million. During the year ended February 28, 2009, we repurchased or redeemed $570.0 million of our convertible debentures outstanding and repurchased $42.3 million of our common stock under a previously announced common stock repurchase program. Additionally, we acquired several businesses for an aggregate of $148.1 million, net of cash acquired, including Qumranet for $101.3 million, net of $4.3 million cash acquired. Cash generated from operating activities for the year ended February 28, 2009 totaled $236.4 million, primarily as a result of the increase in subscription revenue during the same period. Our significant cash balance gives us a measure of flexibility to take advantage of opportunities such as acquisitions, increasing investment in international areas and repurchasing our own common stock.

Foreign currency exchange rates’ impact on results of operations.    Approximately 40.9% of our revenue for the year ended February 28, 2009 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies. Using the average foreign currency exchange rates from the fiscal year ended February 29, 2008, our revenue and operating expenses from non-U.S. operations for the year ended February 28, 2009 would have been lower than we reported using the average exchange rates for fiscal 2009 by approximately $7.6 million and $2.8 million, respectively, which would have resulted in income from operations being $4.8 million lower.

Business combinations.    On March 13, 2008, we announced our acquisition of Amentra, a provider of systems integration services for SOA, business process management, systems development and enterprise data solutions. The acquisition of Amentra provides a solutions-oriented depth to our middleware business. Operating results related to Amentra activities since acquisition are included in our consolidated financial statements for the year ended February 28, 2009.

On September 4, 2008, we announced our acquisition of Qumranet, including its Kernel Virtualized Machine (“KVM”) and SolidICE virtualization technologies, for approximately $104.8 million in cash. The acquisition provides server and desktop virtualization technologies and expertise, related virtualization management capabilities, communities of development and use, and additional influence in, and acceptance of, virtualization technology in the Linux kernel, upon which our Red Hat Linux platform is based. For further discussion, see NOTE 3 to the Consolidated Financial Statements.

In our fiscal year ended February 28, 2009 we focused on, and expect in our fiscal year ending February 28, 2010 to continue to focus on, among other things, (i) gaining widespread acceptance and deployment of Red Hat enterprise technologies by enterprise users globally, (ii) generating increasing revenue from our existing customer base by renewing existing subscriptions and providing additional value to our customers and by growing the number of enterprise technologies that comprise our open source architecture, (iii) generating increased revenue by providing additional systems management, developer support and other targeted services and (iv) generating increasing revenue from additional market penetration through a broader and deeper set of channel partner relationships, including OEMs, VARs and systems integrators and our own international expansion, among other means.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies and estimates include the following:

•	Revenue recognition;

•	Impairment of goodwill and other long-lived assets;

•	Share-based compensation; and

•	Deferred taxes and uncertain tax positions.

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

Subscription revenue

Subscription revenue is comprised of direct and indirect sales of Red Hat enterprise technologies. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding subscription agreement for the purchase of a subscription, subscription services are made available to the customer and the customer is billed. The deferred revenue amount is recognized as revenue ratably over the life of the subscription. Red Hat enterprise technologies are generally offered with either one or three-year base subscription periods; the majority of our subscriptions have one-year terms. Under these subscription agreements, renewal rates are generally specified for one or three-year renewal terms. The base subscription generally entitles the end user to the technology itself and post-contract customer support (“PCS”), generally consisting of a specified level of customer support and security errata, bug fixes, functionality enhancements to the technology and upgrades to new versions of the technologies, each on a when-and-if available basis, during the term of the subscription. We sell our open source technologies through two principal channels: (1) direct, which includes sales by our sales force as well as web store sales, and (2) indirect, which includes distributors, resellers and OEMs. We recognize revenue from the sale of Red Hat enterprise technologies ratably over the period of the subscription beginning on the commencement date of the subscription agreement.

Subscription arrangements with large enterprise customers often have contracts with multiple elements (e.g., software technology, maintenance, training, consulting and other services). We allocate revenue to each element of the arrangement based on vendor-specific objective evidence of each element’s fair value when we can demonstrate sufficient evidence of the fair value of at least those elements that are undelivered. The fair value of each element in multiple element arrangements is created by either (i) providing the customer with the ability during the term of the arrangement to renew that element at the same rate paid for the element included in the initial term of the agreement or (ii) selling the element on a stand-alone basis.

Training and services revenue

Training and services revenue is comprised of revenue for consulting, engineering and customer training and education services. Consulting services consist of time-based arrangements, and revenue is recognized as these services are performed. Engineering services represent revenue earned under fixed fee arrangements with our OEM partners and other customers to provide for significant modification and customization of our Red Hat enterprise technologies. We recognize revenue for these fixed fee engineering services using the percentage of completion basis of accounting, provided we have the ability to make reliable estimates of progress towards completion, the fee for such services is fixed or determinable and collection of the resulting receivable is probable. Under the percentage of completion method, earnings under the contract are recognized based on the progress toward completion as estimated using the ratio of labor hours incurred to total expected project hours. Changes in estimates are recognized in the period in which they are known. Revenue for customer training and education services is recognized on the dates the services are complete.

Impairment of goodwill and other long-lived assets

We test goodwill for impairment annually and whenever events or circumstances indicate an impairment may exist in accordance with Statement of Financial Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires goodwill be tested at least annually using a two-step process that begins with identifying potential impairment. Potential impairment is identified if the fair value of the reporting unit to which goodwill applies is less than the recognized or book value of the related reporting entity, including such goodwill. Where the book value of a reporting entity, including related goodwill, is greater than the reporting entity’s fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. For the years ended February 28, 2009, February 29, 2008 and February 28, 2007, we did not identify any potential impairment related to our goodwill.

We evaluate the recoverability of our property and equipment and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. We perform this assessment whenever events or changes in circumstances indicate an impairment may have occurred. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets. For the years ended February 28, 2009, February 29, 2008 and February 28, 2007, no potential impairment losses related to our long-lived assets were identified. For further discussion, see NOTE 2 to the Consolidated Financial Statements.

Share-based compensation

Effective March 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified-prospective transition method. Under the modified-prospective method, compensation costs include (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, March 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (“SFAS 123”) and (b) compensation costs for all share-based awards granted or modified on or subsequent to March 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

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

We continue to assess the realizability of our deferred tax assets, which primarily consist of share-based compensation expense deductions, including net operating loss (“NOL”) carryforwards related to such share-based compensation expense deductions and deferred revenue. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As of February 28, 2009, the net deferred tax asset balance was $93.0 million, of which $12.4 million is offset by a valuation allowance. We continue to maintain a valuation allowance against our deferred tax assets with respect to certain foreign NOLs, an acquired NOL carryforward that is subject to a limitation under Section 382 of the Internal Revenue Code and NOLs attributable to certain share-based compensation expense deductions related to excess benefits recognized prior to the adoption of SFAS 123R.

With respect to foreign earnings, it is our policy to invest the earnings of foreign subsidiaries indefinitely outside the U.S. From time to time however, we may remit a portion of these earnings to the extent we incur no additional U.S. tax and it is otherwise feasible. With respect to share-based compensation expense, in accordance with the provisions of SFAS 123R, the benefit of the deferred tax asset attributable to U.S. NOL carryforwards from share-based compensation expense deductions, generated prior to adoption of SFAS 123R, are being recognized as and only to the extent that taxes payable are reduced. As these deferred tax assets attributable to NOLs from share-based compensation expense deductions are realized, the benefit of the deferred tax asset is recorded in additional paid-in capital.

In July 2006, the FASB issued FIN 48 which clarifies the accounting for uncertainty in income taxes by prescribing a comprehensive model for recognizing, measuring, presenting and disclosing uncertain income tax positions taken or expected to be taken by us on our tax returns. We adopted FIN 48 effective March 1, 2007. Our unrecognized tax benefits were $38.5 million as of February 28, 2009 and $35.9 million as of February 29, 2008. Our unrecognized tax benefits at February 28, 2009 and February 29, 2008, which, if recognized, would impact our effective tax rate were $15.9 million and $14.3 million, respectively.

Because tax laws are complex and subject to different interpretations, significant judgment is required. As a result, we make certain estimates and assumptions in (i) calculating our income tax expense, deferred tax assets and deferred tax liabilities, (ii) determining any valuation allowance recorded against deferred tax assets and (iii) evaluating the amount of unrecognized tax benefits, as well as the interest and penalties related to such uncertain tax positions. Our estimates and assumptions may differ significantly from tax benefits ultimately realized.

RESULTS OF OPERATIONS

Years ended February 28, 2009 and February 29, 2008

The following table is a summary of our results of operations for the years ended February 28, 2009 and February 29, 2008 (in thousands):

	Year Ended
	February 28, 2009	February 29, 2008	$ Change	% Change
Revenue:
Subscriptions	$541,210	$449,811	$91,399	20.3%
Training and services	111,362	73,205	38,157	52.1

Total subscription and training and services revenue	652,572	523,016	129,556	24.8

Cost of subscription and training and services revenue:
Cost of subscriptions	37,267	33,581	3,686	11.0
As a % of subscription revenue	6.9%	7.5%
Cost of training and services	68,859	47,072	21,787	46.3
As a % of training and services revenue	61.8%	64.3%

Total cost of subscription and training and services revenue	106,126	80,653	25,473	31.6
As a % of total revenue	16.3%	15.4%

Total gross profit	546,446	442,363	104,083	23.5

Operating expense:
Sales and marketing	238,552	192,049	46,503	24.2
Research and development	130,177	97,417	32,760	33.6
General and administrative	95,196	82,525	12,671	15.4

Total operating expense	463,925	371,991	91,934	24.7

Income from operations	82,521	70,372	12,149	17.3
Other income, net	43,809	60,420	(16,611)	(27.5)
Interest expense	(4,798)	(6,252)	1,454	23.3

Income before provision for income taxes	121,532	124,540	(3,008)	(2.4)
Provision for income taxes	42,811	47,873	(5,062)	(10.6)

Net income	$78,721	$76,667	$2,054	2.7%

Gross profit margin—subscriptions	93.1%	92.5%
Gross profit margin—training and services	38.2%	35.7%
Gross profit margin	83.7%	84.6%
As a % of total revenue:
Subscription revenue	82.9%	86.0%
Training and services revenue	17.1%	14.0%
Sales and marketing expense	36.6%	36.7%
Research and development expense	19.9%	18.6%
General and administrative expense	14.6%	15.8%
Total operating expenses	71.1%	71.1%
Income from operations	12.6%	13.5%
Other income, net	6.7%	11.6%
Income before provision for income taxes	18.6%	23.8%
Net income	12.1%	14.7%
Effective income tax rate	35.2%	38.4%

Revenue

Subscription revenue

Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat enterprise technologies, increased by 20.3% or $91.4 million to $541.2 million for the year ended February 28, 2009 from $449.8 million for the year ended February 29, 2008. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion, and continuing innovation, which attracts new customers and helps to drive renewals from existing customers.

Training and services revenue

Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees for services received from customers for consulting regarding our offerings, deployment of Red Hat enterprise technologies and for delivery of added functionality to Red Hat enterprise technologies for our major customers and OEM partners. Total training and services revenue increased by 52.1% or $38.2 million to $111.4 million for the year ended February 28, 2009 from $73.2 million for the year ended February 29, 2008. Training revenue increased 7.4% or $3.1 million as a result of continued demand for Red Hat Certified Engineers, Technicians and Architects. Additionally, we enabled more resellers to provide our training which increased the availability of training classes. Services revenue increased by 112.7% or $35.0 million primarily as a result of Amentra, which provided an additional $30.1 million of consulting revenue. As a result of increased demand for training and continued investment in our services capabilities, training and services revenue increased as a percentage of total revenue to 17.1% for the year ended February 28, 2009 from 14.0% for the year ended February 29, 2008.

Cost of revenue

Cost of subscription revenue

The cost of subscription revenue primarily consists of expenses we incur to support, distribute, manufacture and package Red Hat enterprise technologies. These costs include labor related cost to provide technical support and maintenance, as well as cost for fulfillment, physical media, literature, packaging and shipping. Cost of subscription revenue increased by 11.0% or $3.7 million to $37.3 million for the year ended February 28, 2009 from $33.6 million for the year ended February 29, 2008. The increase is primarily the result of continued additions to our technical support staff to meet the demands of our growing subscriber base for support and maintenance. As the number of open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will continue to occur at a rate slower than that of subscription revenue growth due to economies of scale. Gross profit margin on subscriptions increased to 93.1% for the year ended February 28, 2009 from 92.5% for the year ended February 29, 2008.

Cost of training and services revenue

Cost of training and services revenue is mainly comprised of personnel and third-party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to various customers. Cost of training and services revenue increased by 46.3% or $21.8 million to $68.9 million for the year ended February 28, 2009 from $47.1 million for the year ended February 29, 2008. The cost to deliver training increased 8.5% or $2.1 million to $27.5 million for the year ended February 28, 2009 compared to $25.3 million for the year ended February 29, 2008. The increase in training costs were directly related to increased training revenue as the costs to deliver training as a percentage of training revenue was unchanged at 60.1% for each of the years ended February 28, 2009 and February 29, 2008. Costs to deliver our services revenue increased 86.2% or $19.3 million primarily as a result of costs to deliver consulting services related to Amentra, which added $17.6 million to the year-over-year increase. The remaining increase in costs to deliver services results from increased staffing to meet the growing demand for our existing consulting services. Costs to deliver training and services as a percentage of training and services revenue decreased to 61.8% for the year ended February 28, 2009 from 64.3% for the year ended February 29, 2008 due to improved margins resulting from better labor and facilities utilization.

Gross profit

As a result of changes in mix, gross profit margin decreased slightly to 83.7% for the year ended February 28, 2009 from 84.6% for the year ended February 29, 2008. Training and services revenue increased as a percentage of total revenue to 17.1% for the year ended February 28, 2009 from 14.0% for the year ended February 29, 2008, primarily due to the acquisition of Amentra. Gross profit margin on services increased to 38.2% for the year ended February 28, 2009 from 35.7% for the year ended February 29, 2008. Additionally, gross profit margin on subscriptions continued to increase, growing to 93.1% for year ended February 28, 2009 from 92.5% for the year ended February 29, 2008.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 24.2% or $46.5 million to $238.6 million for the year ended February 28, 2009 from $192.0 million for the year ended February 29, 2008. This increase was primarily due to a $39.5 million increase in selling costs, of which $28.3 million relates to increased employee compensation, primarily due to expansion of our sales force from the prior year. Further, costs related to process and technology infrastructure enhancements and incremental amortization expense related to identifiable intangibles, including licensing agreements, trademarks and customer reseller relationships increased $9.9 million and include $3.0 million related to fees paid to outside contractors for processes and systems improvements. The remaining increase relates to marketing costs which increased $7.0 million or 17.8% for the year ended February 28, 2009 as compared to the year ended February 29, 2008. Sales and marketing expense as a percentage of revenue decreased slightly to 36.6% for the year ended February 29, 2008 from 36.7% for the year ended February 29, 2008.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased by 33.6% or $32.8 million to $130.2 million for the year ended February 28, 2009 from $97.4 million for the year ended February 29, 2008. The increase in research and development costs primarily resulted from both the expansion of our engineering group through direct hires and the acquisition of businesses and technologies. Employee compensation increased by $20.1 million. The remaining increase in research and development costs relates to process and technology infrastructure enhancements, which increased $9.6 million, and an increase of $3.0 million in the cost related to facilities expansion. Research and development expense was 19.9% and 18.6% of total revenue for the year ended February 28, 2009 and February 29, 2008, respectively. Investing in research and development has been a priority for Red Hat and we anticipate continued spending as we expand our capabilities in virtualization and other emerging technologies. Incremental costs described above related to Qumranet totaled $6.2 million for year ended February 28, 2009.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including information systems, finance, accounting, legal, human resources and facilities expense.

General and administrative expense increased by 15.4% or $12.7 million to $95.2 million for the year ended February 28, 2009 from $82.5 million for the year ended February 29, 2008. Increased headcount across all functions to help the business scale increased employee compensation related costs by $7.3 million. Process and technology infrastructure enhancements, including incremental depreciation and amortization charges, increased by $3.2 million. The remaining increase is primarily increased facilities costs of $4.9 million. Partially offsetting these increases was a reduction in outside consulting fees of $2.1 million incurred during the year ended February 28, 2009. General and administrative expense decreased as a percentage of revenue to 14.6% for the year ended February 28, 2009 from 15.8% for the year ended February 29, 2008 as we continued to leverage our corporate functions.

Other income, net

Other income, net consists of interest income earned on cash deposits in money market accounts and investments in short and long-term fixed income instruments, net gains and losses realized on the sale of investments, gains realized on the repurchase of our convertible debentures and foreign currency transaction and revaluation gains and losses. Other income, net decreased by 27.5% or $16.6 million to $43.8 million for the year ended February 28, 2009 from $60.4 million for the year ended February 29, 2008. The decrease is due to a $22.1 million decrease in interest income. The decrease in interest income for the year ended February 28, 2009 is primarily attributable to (i) lower yields on our investments due to an overall lower interest rate environment and (ii) lower cash balances, which were reduced by outlays for acquisitions and the repurchase and redemption of our convertible debentures and repurchase of our common stock. The decrease in interest income is partially offset by a $4.1 million realized gain on the repurchase of $284.5 million face-value convertible debentures.

Interest expense

Interest expense primarily consists of interest and the related amortization of deferred debt issuance costs associated with the convertible debentures and totaled $4.8 million and $6.3 million for the years ended February 28, 2009 and February 29, 2008, respectively. The decrease in interest expense results from the repurchase and redemption of an aggregate of $570.0 million of convertible debentures during the second half of fiscal 2009. The face amount of convertible debentures outstanding at February 29, 2008 totaled $570.0 million. No debentures were outstanding at February 28, 2009.

Income taxes

During the year ended February 28, 2009, we recorded $42.8 million of income tax expense, which resulted in an annual effective tax rate of 35.2%. Our annual effective tax rate of 35.2% differs from the U.S. Federal statutory rate of 35.0% primarily due to state income taxes which are partially offset by foreign income taxed at different rates and certain nonrecurring income tax deductions. The provision for income tax for the year ended February 28, 2009 consists of $41.2 million of U.S. income tax expense and $1.6 million of foreign income tax. During the year ended February 29, 2008, we recorded $47.9 million of income tax expense, which resulted in an annual effective tax rate of 38.4%. Our effective tax rate differed from the U.S. federal statutory rate of 35% primarily due to state income taxes and the foreign income taxed at different rates. The provision for income tax for the year ended February 29, 2008 consists of $42.3 million of U.S. income tax expense and $5.6 million of foreign income tax.

RESULTS OF OPERATIONS

Years ended February 29, 2008 and February 28, 2007

The following table is a summary of our results of operations for the years ended February 29, 2008 and February 28, 2007 (in thousands, except percentages):

	Year Ended
	February 29, 2008	February 28, 2007	$ Change	% Change
Revenue:
Subscriptions	$449,811	$341,206	$108,605	31.8%
Training and services	73,205	59,418	13,787	23.2

Total subscription and training and services revenue	523,016	400,624	122,392	30.6

Cost of subscription and training and services revenue:
Cost of subscriptions	33,581	27,457	6,124	22.3
As a % of subscription revenue	7.5%	8.0%
Cost of training and services	47,072	37,279	9,793	26.3
As a % of training and services revenue	64.3%	62.7%

Total cost of subscription and training and services revenue	80,653	64,736	15,917	24.6
As a % of total revenue	15.4%	16.2%

Total gross profit	442,363	335,888	106,475	31.7

Operating expense:
Sales and marketing	192,049	145,562	46,487	31.9
Research and development	97,417	71,038	26,379	37.1
General and administrative	82,525	66,999	15,526	23.2

Total operating expense	371,991	283,599	88,392	31.2

Income from operations	70,372	52,289	18,083	34.6
Other income, net	60,420	43,290	17,130	39.6
Interest expense	(6,252)	(6,016)	(236)	(3.9)

Income before provision for income taxes	124,540	89,563	34,977	39.1
Provision for income taxes	47,873	29,656	18,217	61.4

Net income	$76,667	$59,907	$16,760	28.0%

Gross profit margin—subscriptions	92.5%	92.0%
Gross profit margin—training and services	35.7%	37.3%
Gross profit margin	84.6%	83.8%
As a % of total revenue:
Subscription revenue	86.0%	85.2%
Training and services revenue	14.0%	14.8%
Sales and marketing expense	36.7%	36.3%
Research and development expense	18.6%	17.7%
General and administrative expense	15.8%	16.7%
Total operating expenses	71.1%	70.8%
Income from operations	13.5%	13.1%
Other income, net	11.6%	10.8%
Income before provision for income taxes	23.8%	22.4%
Net income	14.7%	15.0%
Effective income tax rate	38.4%	33.1%

Revenue

Subscription revenue

Subscription revenue increased by 31.8% or $108.6 million to $449.8 million for the year ended February 29, 2008 from $341.2 million for the same period ended February 28, 2007. The increase in subscription revenue is primarily being driven by additional subscriptions to our principal enterprise technology, Red Hat Enterprise Linux, which has gained broader market acceptance in mission-critical areas of computing and our international expansion. The increase is, in part, a result of the continued migration of larger enterprises to our open source platform from a proprietary Unix platform.

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

Cost of training and services revenue

Cost of training and services revenue increased by 26.3% or $9.8 million to $47.1 million for the year ended February 29, 2008 from $37.3 million for the same period ended February 28, 2007. Increased staffing to meet the growing demand for our professional services contributed $5.5 million to the overall increase. The cost to deliver training increased 21.8% or $4.5 million and includes increased use of outside contractors to deliver training which contributed $1.8 million and increased employee compensation and related travel costs of $1.3 million and $0.4 million, respectively. As a result, cost to deliver training and services revenue increased as a percentage of training and services revenue to 64.3% for the year ended February 29, 2008 from 62.7% for the year ended February 28, 2007.

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

General and administrative

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

LIQUIDITY AND CAPITAL RESOURCES

We have historically derived a significant portion of our liquidity and operating capital from cash flows from operations as well as the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and follow-on public offerings, the issuance of convertible debentures and borrowings under working capital lines of credit. At February 28, 2009, we had total cash and investments of $846.1 million, which was comprised of $515.5 million in cash and cash equivalents, $141.2 million of short-term, fixed-income investments, $6.0 million of available-for-sale equity securities and $183.4 million of long-term, fixed-income investments. This compares to total cash and investments of $1.33 billion at February 29, 2008.

We believe that we currently have sufficient liquidity with $515.5 million in cash and cash equivalents on hand, and we presently do not intend to liquidate our short and long-term investments in debt securities prior to their scheduled maturity dates. However, in the event that we did liquidate these investments prior to their scheduled maturities and there were adverse changes in market interest rates or the overall economic environment, we could be required to recognize a realized loss on those investments when we liquidate. At February 28, 2009, we have accumulated unrealized gains of $0.3 million on our investments in debt securities compared to an accumulated unrealized gain of $5.3 million at February 29, 2008. At February 28, 2009, accumulated unrealized gains related to short-term equity securities available-for-sale totaled $4.7 million. At February 29, 2008 we had no investments in equity securities which were classified as available-for-sale.

Year ended February 28, 2009

Cash flows—overview

At February 28, 2009, cash and cash equivalents totaled $515.5 million, a decrease of $162.2 million as compared to February 29, 2008. The decrease in cash and cash equivalents for the year ended February 28, 2009 is a result of net cash used for investing and financing activities. During the year ended February 28, 2009, we repurchased and redeemed for $565.6 million our convertible debentures with an aggregate face amount of $570.0 million and repurchased 2,875,052 million shares of our common stock at an average price of $14.70 per share totaling $42.3 million. Additionally, during the third quarter of fiscal 2009 we acquired Qumranet for net cash of $101.3 million. These significant investing and financing uses of cash were partially offset by cash generated from operating activities, which totaled $236.4 million for the year ended February 28, 2009, and proceeds from sales and maturities of our available-for-sale securities which, net of purchases, totaled $317.2 million for the year ended February 28, 2009. Net cash generated by operating activities and investing and used for financing activities are further described below.

Cash flows from operations

Cash provided by operations of $236.4 million during the year ended February 28, 2009 includes net income of $78.7 million, adjustments to exclude the impact of non-cash revenues and expenses, which totaled a $71.9 million net source of cash, and changes in working capital, which totaled a $85.8 million net source of cash. Cash provided by changes in operating assets and liabilities for the year ended February 28, 2009 was primarily the result of an increase in our deferred revenue which generated operating cash flow of $97.9 million. The increase in deferred revenue is due to growth in billings as we generally bill our customers in advance of subscription periods. This increase in deferred revenue of $97.9 million is adjusted for the impact of foreign currency translation which reduced our total consolidated reported deferred revenue by $27.7 million for the year ended February 28, 2009.

Cash flows from investing

Cash provided by investing activities of $146.2 million for the year ended February 28, 2009 includes net proceeds from sales and maturities of investments in debt securities of $317.2 million and proceeds from the sale of investments in equity securities of $5.6 million. Partially offsetting these proceeds from the sale and maturity of investments were acquisitions of businesses and technologies which totaled $148.1 million, including our acquisition of Qumranet during the third quarter of fiscal 2009 for net cash of $101.3 million. The remaining $46.8 million of investment relates to businesses and technologies we acquired during the first and second quarters of fiscal 2009 to enhance our services capabilities in the middleware and security management markets. Investments in property and equipment, primarily related to process and information technology infrastructure enhancements, totaled $24.5 million for the year ended February 28, 2009. Investments in patents and externally developed technology totaled $3.9 million for the year ended February 28, 2009.

Cash flows from financing

Cash used in financing activities of $539.2 million for the year ended February 28, 2009 is comprised of $565.6 million used to repurchase and redeem our convertible debentures with an aggregate face amount of $570.0 million. Additionally, under our common stock repurchase program we repurchased 2,875,052 of our common stock at an average price of $14.70 per share using $42.3 million of cash. Purchases of treasury shares from employees to satisfy employee minimum tax withholding obligations related to restricted share awards vesting during the year ended February 28, 2009 totaled $2.7 million. Partially offsetting financing activities using cash were proceeds from excess tax benefits related to share-based employee compensation which totaled $51.1 million, proceeds from employees’ exercise of common stock options which totaled $18.4 million and proceeds from a structured stock repurchase transaction which totaled $2.0 million for the year ended February 28, 2009.

Year ended February 29, 2008

Cash flows—overview

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

Cash flows from operations

Cash provided by operations of $203.1 million during the year ended February 29, 2008 includes net income of $76.7 million, adjustments to exclude the impact of non-cash revenue and expenses, which totaled a $110.0 million net source of cash, and changes in working capital, which totaled a $77.7 million net source of cash, resulting from an increase in deferred revenue of $113.1 million, which is partially offset by increased working capital investments related to accounts receivables and prepaid expenses which totaled $33.7 million and $7.8 million, respectively. The increase in deferred revenue of $113.1 million is net of foreign currency impact and deferred revenue balances acquired from businesses purchased during the year ended February 29, 2008. Partially offsetting these sources of operating cash flow were excess tax benefits of $61.2 million related to share-based compensation, which, since our adoption of SFAS 123R are classified as cash flows from financing activities, as described above.

Cash flows from investing

Cash used in investing activities of $70.2 million for the year ended February 29, 2008 includes purchases of investment securities which totaled $1,173.0 million, payments (net of cash acquired) related to business acquisitions of $11.8 million, investments in property and equipment, primarily information technology infrastructure of $41.8 million and investments in purchased technology and patents of $5.6 million. Partially offsetting these investments were proceeds from maturities of investment securities of $1,155.9 million and proceeds from the sale of strategic equity investments which totaled $6.2 million for the year ended February 29, 2008.

Cash flows from financing

Cash provided by financing activities of $11.7 million for the year ended February 29, 2008 is comprised of $61.2 million from excess tax benefits related to share-based compensation, $15.5 million in proceeds from employees’ exercise of common stock options and $2.9 million of borrowings related to investments made in purchased technology. Partially offsetting cash provided by financing activities were purchases of treasury stock under our previously announced share repurchase program which totaled $66.1 million for the year ended February 29, 2008, payments on other borrowings of $0.8 million and purchases of treasury shares from employees to satisfy minimum tax withholding obligations of $1.1 million related to restricted stock awards vesting during the year ended February 29, 2008.

Investment losses

As of February 28, 2009, the gross unrealized losses on our debt securities investment portfolio totaled $1.8 million. The gross unrealized gains totaled $2.0 million. Our unrealized losses were primarily caused by adverse macro-economic conditions, including a deterioration of investor confidence and a decline in the availability of capital and demand for debt securities.

We considered $2.2 million of unrealized losses to be other than temporary and recognized the losses as a charge to earnings. We considered $1.8 million of losses to be temporary and recognized the estimated decline in value as a reduction of other comprehensive income within our stockholders’ equity. In making this determination, we considered the financial condition and near-term prospects of the issuers, the underlying value and performance of the collateral, the time to maturity, the length of time the investments have been in an unrealized loss position and our ability and intent to hold the investment to maturity if necessary to avoid losses.

Investments in debt and equity securities

Our investments are comprised primarily of debt securities that are classified as available-for-sale and recorded at their fair market values. At February 28, 2009, the vast majority of our investments were priced by pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the securities’ market value, including broker quotes or model valuations. Independent price verifications of all of our holdings are performed by the pricing vendors, which we review. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

Convertible debentures

During the year ended February 28, 2009, we repurchased and redeemed all of our convertible debentures. As a result of the repurchase and redemption, there were no debentures or related accrued interest payable outstanding at February 28, 2009. As of February 29, 2008, outstanding debentures and related accrued interest payable totaled $570.0 million and $0.4 million, respectively. Interest expense related to the debentures, including amortization of debt offering costs totaled $4.4 million, $5.9 million and $5.9 million for the years ended February 28, 2009, February 29, 2008 and February 28, 2007, respectively.

Capital requirements

We have experienced a substantial increase in our operating expenses since our inception in connection with the growth of our operations, the development of our enterprise technologies, the expansion of our services operations and our acquisition activity. Our capital requirements during the year ending February 28, 2010 will depend on numerous factors, including the amount of resources we devote to:

•	funding the continued development of our enterprise technology offerings;

•	accelerating the development of our systems management services;

•	improving and extending our services and the technologies used to deliver these services to our customers and support our business;

•	pursuing strategic acquisitions and alliances; and

•	investing in businesses, products and technologies.

We have utilized, and will continue to utilize, cash and investments to fund, among other potential uses, purchases of our common stock, purchases of fixed assets and mergers and acquisitions.

Given our historically strong operating cash flow and the $846.1 million of cash and investments held at February 28, 2009, we do not presently anticipate the need to raise cash to fund our operations, either through the sale of additional equity or through the issuance of debt, in the foreseeable future. However, we may take advantage of favorable capital market situations that may arise from time to time to raise additional capital.

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

Off-balance sheet arrangements

As of February 28, 2009 and February 29, 2008, we have no off-balance sheet financing arrangements and do not utilize any “structured debt”, “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

Contractual obligations

The following table summarizes our principal contractual obligations at February 28, 2009 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$78,004	$17,058	$23,354	$12,787	$24,805
Purchase obligations	500	500	—	—	—
Other debt obligations, including related interest	2,575	1,000	1,575	—	—

Total	$81,079	$18,558	$24,929	$12,787	$24,805

Because we are unable to reasonably estimate the timing of settlements and any future payments related to uncertain tax positions, such liabilities are not included in the above table. However, as of February 28, 2009, we have recognized a total of $34.0 million related to such liabilities, which are included in other long-term obligations on our Consolidated Balance Sheets.

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

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 (i) clarifies the definition of noncontrolling interest, (ii) requires the noncontrolling interest to be reported as a component of equity rather than reported as a liability or in the mezzanine section between liabilities and equity and (iii) changes the presentation on the consolidated statement of operations of the income attributable to the noncontrolling interest. SFAS 160 became effective for us on March 1, 2009. We are currently evaluating the impact of adopting SFAS 160, but currently believe there will be no significant impact on our consolidated financial statements.

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

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand such effects on financial position, financial performance and cash flow. SFAS 161 became effective for us on March 1, 2009. We are evaluating the impact of adopting SFAS 161 but currently believe the adoption of SFAS 161 will not have a significant impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of our investments.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of fixed-income securities, including both government and corporate obligations and money market funds. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or perceived credit risk related to the securities’ issuers. A hypothetical one percentage point change in interest rates would result in a $7.0 million change in interest income on an annual basis.

Investment Risk

The fair market value of our investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $2.6 million decrease in the fair value of our available-for-sale investment securities as of February 28, 2009.

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

The aggregate notional amount of outstanding forward contracts at February 28, 2009 was $3.8 million. The fair value of these outstanding contracts at February 28, 2009 was gross, a $0.1 million liability and a less than $0.1 million asset, and is recorded in accrued expenses on the Consolidated Balance Sheets. The forward contracts generally expire within two months of the period ended February 28, 2009. The forward contracts will settle in Swiss francs, Swedish krona, Czech koruna, Israeli shekels, Canadian dollars and U.S. dollars.

The aggregate notional amount of outstanding forward contracts at February 29, 2008 was $16.7 million. The fair value of these contracts at February 29, 2008 was a $0.4 million asset and is included in prepaid expenses and other current assets on our Consolidated Balance Sheets.

Foreign Currency Risk

Approximately 40.9% of our revenue for the year ended February 28, 2009 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies. Using the average foreign currency exchange rates from fiscal 2008, our revenue and operating expenses from non-U.S. operations for the year ended February 28, 2009, would have been lower than we reported using the exchange rates for fiscal 2009 by approximately $7.6 million and $2.8 million, respectively, which would have resulted in income from operations being $4.8 million lower. Additionally, the assets and liabilities of our non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, while related revenue and expense accounts of these operations are translated at average exchange rates during the month in which related transactions occur. Translation gains and losses are included as an adjustment to stockholders’ equity and included in other comprehensive income. For further discussion, see NOTE 2 to the Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Management on Internal Control Over Financial Reporting	64

Report of Independent Registered Public Accounting Firm	65

Financial Statements:

Consolidated Balance Sheets at February 28, 2009 and February 29, 2008	66

Consolidated Statements of Operations for the years ended February 28, 2009, February 29, 2008 and February 28, 2007	67

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended February 28, 2009, February 29, 2008 and February 28, 2007	68

Consolidated Statements of Cash Flows for the years ended February 28, 2009, February 29, 2008 and February 28, 2007	69

Notes to Consolidated Financial Statements	70

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

Our independent registered public accounting firm, which has audited the financial statements included in Part II, Item 8 of this report, has also audited the effectiveness of the Company’s internal control over financial reporting as of February 28, 2009, as stated in their report, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Red Hat, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Red Hat, Inc. and its subsidiaries at February 28, 2009 and February 29, 2008, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing in Item 8. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions for the year ended February 29, 2008.

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

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina
April 29, 2009

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands—except share and per share amounts)

	February 28, 2009	February 29, 2008
ASSETS
Current assets:
Cash and cash equivalents	$515,548	$677,720
Investments in debt and equity securities, short-term	147,178	312,442
Accounts receivable, net of allowances for doubtful accounts of $2,387 and $2,211, respectively	128,669	127,002
Prepaid expenses and other current assets	99,437	75,192

Total current assets	890,832	1,192,356
Property and equipment, net of accumulated depreciation and amortization of $91,140 and $72,132, respectively	67,913	68,557
Goodwill	438,109	340,314
Identifiable intangibles, net	122,177	93,823
Investments in debt securities, long-term	183,363	341,781
Other assets, net	51,242	43,151

Total assets	$1,753,636	$2,079,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,576	$17,341
Accrued expenses	54,123	43,260
Deferred revenue	382,050	339,088
Convertible debentures	—	570,000
Other current obligations	900	59

Total current liabilities	446,649	969,748
Deferred lease credits	4,470	4,977
Long-term deferred revenue	161,032	133,805
Other long-term obligations	35,432	20,261
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 207,794,700 and 205,731,732 shares issued, 189,998,611 and 190,859,696 shares outstanding at February 28, 2009 and February 29, 2008, respectively	21	21
Additional paid-in capital	1,281,469	1,170,328
Retained earnings (accumulated deficit)	50,519	(28,202)
Treasury stock at cost, 17,796,089 and 14,872,036 shares at February 28, 2009 and February 29, 2008, respectively	(236,283)	(192,946)
Accumulated other comprehensive income	10,327	1,990

Total stockholders’ equity	1,106,053	951,191

Total liabilities and stockholders’ equity	$1,753,636	$2,079,982

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands—except per share amounts)

	Year Ended
	February 28, 2009	February 29, 2008	February 28, 2007
Revenue:
Subscriptions	$541,210	$449,811	$341,206
Training and services	111,362	73,205	59,418

Total subscription and training and services revenue	652,572	523,016	400,624

Cost of subscription and training and services revenue:
Cost of subscriptions	37,267	33,581	27,457
Cost of training and services	68,859	47,072	37,279

Total cost of subscription and training and services revenue	106,126	80,653	64,736

Gross profit	546,446	442,363	335,888
Operating expense:
Sales and marketing	238,552	192,049	145,562
Research and development	130,177	97,417	71,038
General and administrative	95,196	82,525	66,999

Total operating expense	463,925	371,991	283,599

Income from operations	82,521	70,372	52,289
Other income, net	43,809	60,420	43,290
Interest expense	(4,798)	(6,252)	(6,016)

Income before provision for income taxes	121,532	124,540	89,563
Provision for income taxes	42,811	47,873	29,656

Net income	$78,721	$76,667	$59,907

Basic net income per common share	$0.41	$0.40	$0.32

Diluted net income per common share	$0.39	$0.36	$0.29

Weighted average shares outstanding
Basic	190,772	193,485	189,347
Diluted	211,344	221,313	218,823

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)

	Non-controlling Interest In Subsidiary	Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount
Balance at February 28, 2006	$771	—	—	194,043	$19	$763,906	$(2,418)	$(152,113)	$(124,125)	$(8,482)	$477,558
Minority interest	(282)	—	—	—	—	—	—	—	—	—	(282)
Acquisition of remaining minority interest	(489)	—	—	—	—	—	—	—	—	—	(489)
Net income	—	—	—	—	—	—	—	59,907	—	—	59,907
Other comprehensive income:
Unrealized gain on investments in marketable securities, net of tax	—	—	—	—	—	—	—	—	—	7,666
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	114	—	(979)

Other comprehensive income	—	—	—	—	—	—	—	114	—	6,687	6,801
Comprehensive income	—	—	—	—	—	—	—	—	—	—	66,708
Issuance of common stock related to acquisition	—	—	—	6,711	1	191,234	—	—	—	—	191,235
Exercise of common stock options	—	—	—	3,009	—	24,328	—	—	—	—	24,328
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	254	—	2,074	—	—	—	—	2,074
Common stock repurchase	—	—	—	—	—	—	—	—	(1,664)	—	(1,664)
Structured stock repurchase	—	—	—	—	—	1,514	—	—	—	—	1,514
Deferred compensation related to share-based awards	—	—	—	—	—	(2,418)	2,418	—	—	—	—
Share-based compensation expense	—	—	—	—	—	32,434	—	—	—	—	32,434
Tax benefits related to share-based awards	—	—	—	—	—	27,820	—	—	—	—	27,820

Balance at February 28, 2007	$—	—	—	204,017	$20	$1,040,892	$—	$(92,092)	$(125,789)	$(1,795)	$821,236
Net income	—	—	—	—	—	—	—	76,667	—	—	76,667
Other comprehensive income:
Unrealized gain on investments in marketable securities, net of tax	—	—	—	—	—	—	—	—	—	7,337
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	(3,552)

Other comprehensive income	—	—	—	—	—	—	—	—	—	3,785	3,785
Comprehensive income	—	—	—	—	—	—	—	—	—	—	80,452
Exercise of common stock options and vesting of nonvested share awards	—	—	—	1,715	1	15,512	—	—	—	—	15,513
Common stock repurchase	—	—	—	—	—	—	—	—	(67,157)	—	(67,157)
Share-based compensation expense	—	—	—	—	—	36,456	—	—	—	—	36,456
Tax benefits related to share-based awards	—	—	—	—	—	77,468	—	—	—	—	77,468
Adoption of FIN 48								(12,777)			(12,777)

Balance at February 29, 2008	$—	—	—	205,732	$21	$1,170,328	$—	$(28,202)	$(192,946)	$1,990	$951,191

Net income	—	—	—	—	—	—	—	78,721	—	—	78,721
Other comprehensive income:
Unrealized gain on investments in marketable securities, net of tax	—	—	—	—	—	—	—	—	—	(272)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	8609

Other comprehensive income	—	—	—	—	—	—	—	—	—	8,337	8,337
Comprehensive income	—	—	—	—	—	—	—	—	—	—	87,058
Exercise of common stock options and vesting of nonvested share awards	—	—	—	2,063	—	18,355	—	—	—	—	18,355
Common stock repurchase	—	—	—	—	—	—	—	—	(42,318)	—	(42,318)
Structured stock repurchase	—	—	—	—	—	1,989	—	—	—	—	1,989
Share-based compensation expense	—	—	—	—	—	48,315	—	—	—	—	48,315
Tax benefits related to share-based awards	—	—	—	—	—	44,161	—	—	—	—	44,161
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards						(1,679)			(1,019)		(2,698)

Balance at February 28, 2009	$—	—	—	207,795	$21	$1,281,469	$—	$50,519	$(236,283)	$10,327	$1,106,053

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	February 28, 2009	February 29, 2008	February 28, 2007
Cash flows from operating activities:
Net income	$78,721	$76,667	$59,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,309	33,002	23,853
Deferred income taxes	38,979	41,211	12,232
Excess tax benefits from share-based payment arrangements	(51,137)	(61,247)	(15,988)
Share-based compensation expense	48,315	36,457	32,434
Gain from repurchase of convertible debentures	(4,129)	—	—
Amortization of debt issuance costs	2,319	3,010	3,008
Net gain on sale of investments	(3,848)	(4,799)	—
Other	1,094	1,092	761
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable	(2,341)	(33,741)	(17,301)
Prepaid expenses and other current assets	(18,968)	(7,761)	(8,145)
Accounts payable	(7,275)	4,713	4,844
Accrued expenses	17,056	1,600	15,846
Deferred revenue	97,861	113,138	90,403
Other assets, net	(517)	(266)	(298)

Net cash provided by operating activities	236,439	203,076	201,556

Cash flows from investing activities:
Purchase of investment in debt securities available-for-sale	(396,810)	(1,173,012)	(592,673)
Proceeds from sales and maturities of investment in debt securities available-for-sale	714,015	1,155,854	781,539
Acquisitions of businesses, net of cash acquired	(148,140)	(11,784)	(149,864)
Proceeds from sales of investment in equity securities available for sale	5,568	6,199	319
Purchase of developed software and other intangible assets	(3,932)	(5,616)	—
Purchase of property and equipment	(24,485)	(41,797)	(22,635)

Net cash provided by (used in) investing activities	146,216	(70,156)	16,686

Cash flows from financing activities:
Excess tax benefits from share-based payment arrangements	51,137	61,247	15,988
Redemption and repurchase of convertible debentures	(565,558)	—	—
Proceeds from exercise of common stock options	18,355	15,512	24,328
Purchase of treasury stock	(42,319)	(67,157)	(1,664)
Structured stock repurchase	1,989	—	1,514
Proceeds from other borrowings	—	2,898	—
Payments on other borrowings	(69)	(756)	(400)
Other (payments) proceeds related to settlement of employee shared-based awards	(2,698)	—	306

Net cash provided by (used in) financing activities	(539,163)	11,744	40,072

Effect of foreign currency exchange rates on cash and cash equivalents	(5,664)	5,817	1,378
Net increase (decrease) in cash and cash equivalents	(162,172)	150,481	259,692
Cash and cash equivalents at beginning of year	677,720	527,239	267,547

Cash and cash equivalents at end of year	$515,548	$677,720	$527,239

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$2,475	$2,850	$2,850
Income taxes	$4,950	$6,895	$3,900
Non-cash investing activities related to acquisition:
Fair value of common stock issued for the acquisition of business	$—	$—	$184,612
Fair value of Red Hat options issued in exchange for JBoss outstanding, unvested options at acquisition	$—	$—	$6,621

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Company

Red Hat, Inc., incorporated in Delaware, together with its subsidiaries (“Red Hat” or the “Company”) is a global leader in providing open source software solutions to the enterprise. The Company is also the market leader in providing enterprise-ready open source operating system platforms. The Company applies its technology leadership to create its: enterprise operating platform, Red Hat Enterprise Linux; enterprise middleware platform, JBoss Enterprise Middleware; virtualization solutions and other infrastructure technology solutions, based on open source technology. The Company’s enterprise solutions are intended to meet the functionality requirements and performance demands of the enterprise and third-party computer hardware and software applications that are critical to the enterprise. The Company provides these solutions through integrated management services, Red Hat Network, RHN Satellite, JBoss Operations Network and JBoss Customer Support Portal, which allow various Red Hat enterprise technologies to be updated and configured and the performance of these and other technologies to be monitored in an automated fashion. These solutions reflect the Company’s continuing commitment to provide an enterprise-wide infrastructure platform and developer solutions based on open source technology. The Company derives its revenue and generates its cash from customers primarily from two sources: (i) subscriptions for its enterprise technologies and (ii) training and services revenue, as further described below in NOTE 2, Summary of Significant Accounting Policies.

NOTE 2—Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation. There are no significant foreign exchange restrictions on the Company’s foreign subsidiaries.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from such estimates.

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

Subscription Revenue

Subscription revenue is comprised of direct and indirect sales of Red Hat enterprise technologies. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding subscription agreement

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for the purchase of a subscription, subscription services are made available to the customer and the customer is billed. The deferred revenue amount is recognized as revenue ratably over the life of the subscription. Red Hat enterprise technologies are generally offered with either one or three-year base subscription periods; the majority of the Company’s subscriptions have one-year terms. Under these subscription agreements, renewal rates are generally specified for one or three-year renewal terms. The base subscription generally entitles the end user to the technology itself and post-contract customer support (“PCS”) generally consisting of a specified level of customer support and security errata, bug fixes, functionality enhancements to the technology and upgrades to new versions of the technologies, each on a when-and-if available basis, during the term of the subscription. The Company sells its offerings through two principal channels: (1) direct, which includes sales by the Company’s sales-force as well as web store sales, and (2) indirect, which includes distributors, resellers and OEMs. The Company recognizes revenue from the sale of Red Hat enterprise technologies ratably over the period of the subscription beginning on the commencement date of the subscription agreement.

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

Training and Services Revenue

Training and services revenue is comprised of revenue for consulting, engineering and customer training and education services. Consulting services consist of time-based arrangements, and revenue is recognized as these services are performed. Engineering services represent revenue earned under fixed fee arrangements with the Company’s OEM partners and other customers to provide for significant modification and customization of the Company’s Red Hat enterprise technologies. The Company recognizes revenue for these fixed fee engineering services using the percentage of completion basis of accounting, provided the Company has the ability to make reliable estimates of progress towards completion, the fee for such services is fixed or determinable and collection of the resulting receivable is probable. Under the percentage of completion method, earnings under the contract are recognized based on the progress toward completion as estimated using the ratio of labor hours incurred to total expected project hours. Changes in estimates are recognized in the period in which they are known. Revenue for customer training and education services is recognized on the dates the services are complete.

Deferred Commissions

Deferred commissions are the incremental costs that are directly associated with non-cancelable subscription contracts with customers and consist of sales commissions paid to the Company’s sales force. The commissions are deferred and amortized over a period that approximates the period of the subscription term. The commission payments are paid in full subsequent to the month in which the customer’s service commences. The deferred commission amounts are recoverable through the future revenue streams under the non-cancelable customer contracts. In addition, the Company has the ability and intent under the commission plans with its sales force to recover commissions previously paid to its sales force in the event that customers breach the terms of their subscription agreements and do not fully pay for their subscription agreements. Amortization of deferred commissions is included in sales and marketing expense in the accompanying Consolidated Statements of Operations. Deferred commissions are included in prepaid expenses and other current assets on the accompanying Consolidated Balance Sheets.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Goodwill and Other Long-Lived Assets

The Company tests goodwill for impairment annually and whenever events or circumstances indicate an impairment may exist in accordance with Statement of Financial Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires goodwill be tested at least annually using a two-step process that begins with identifying potential impairment. Potential impairment is identified if the fair value of the reporting unit to which goodwill applies is less than the recognized or book value of the related reporting entity, including such goodwill. Where the book value of a reporting entity, including related goodwill, is greater than the reporting entity’s fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. For the years ended February 28, 2009, February 29, 2008 and February 28, 2007, the Company did not identify any potential impairment related to its goodwill.

The Company evaluates the recoverability of its property and equipment and other assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. The Company performs this assessment whenever events or changes in circumstances indicate an impairment may have occurred. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets. No potential impairment losses related to the Company’s long-lived assets were identified by the Company for the years ended February 28, 2009, February 29, 2008 and February 28, 2007.

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

Investments in Debt and Equity Securities

The Company’s investments at February 28, 2009 and February 29, 2008 are in debt and equity securities which are classified as available for sale and carried at market value in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments in debt securities are classified as either a cash equivalent, current asset (Investments in debt and equity securities, short-term) or long-term asset (Investments in debt securities, long-term) based on the maturity date. Investments with a maturity date of one year or less from the balance sheet date are classified as a current asset and those with a maturity date of greater than one year are classified as a long-term asset. The weighted average maturity period of the Company’s investment in debt securities was 0.4 years at February 28, 2009 and February 29, 2008.

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

	Year Ended February 28, 2009	Year Ended February 29, 2008	Year Ended February 28, 2007
Debt securities:
Unrealized gains (losses) on available-for-sale debt securities during the period	$(4,987)	$7,337	$7,666
Average rate of total return on investment in debt securities portfolio	3.2%	5.7%	5.2%
Equity securities:
Unrealized gains on available-for-sale equity securities during the period (1)	$4,715	$—	$—

(1)	Investments in equity securities available-for-sale at February 28, 2009 consist of equity ownership in a company which underwent an initial public offering (“IPO”) in 2008. Prior to completing its IPO, the Company accounted for this investment on a cost basis, which totaled $2.2 million at February 29, 2008 and is included in other assets, net on the Company’s Consolidated Balance Sheet at February 29, 2008. At February 28, 2009 these equity investments are carried at fair value which totaled $6.0 million and are classified as available-for-sale and included in investments in debt and equity securities, short-term on the Company’s Consolidated Balance Sheet.

Fair Value Measurements

Effective March 1, 2008, the Company adopted Statement No. 157, Fair Value Measurements (“SFAS 157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Accordingly, the Company adopted the provisions of SFAS 157 with respect to only its financial assets and financial liabilities. The adoption of SFAS 157 did not impact the Company’s results of operations, but rather, provided the Company with a framework for measuring fair value and enhanced the Company’s disclosures about fair value measurements.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As described above, the Company’s investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. Liquid investments with effective original maturities of 90 days or less from the balance sheet date are classified as cash equivalents. Investments with remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than twelve months from the balance sheet date are classified as long-term investments. The Company’s Level 1 financial instruments are valued using quoted prices in active markets for identical instruments. The Company’s Level 2 financial instruments, including derivative instruments, are valued using quoted prices for identical instruments in less active markets or using other observable market inputs for comparable instruments.

Unrealized gains and temporary losses on investments classified as available for sale are included within accumulated other comprehensive income, net of any related tax effect. Upon realization, such amounts are reclassified from accumulated other comprehensive income to investment income. Realized gains and losses and other than temporary impairments, if any, are reflected in the statements of operations as other income, net. The Company does not recognize changes in the fair value of its investments in income unless a decline in value is considered other-than-temporary in accordance with guidance provided in FASB Staff Position 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FAS 115-1”). At February 28, 2009, the vast majority of the Company’s investments were priced by pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, the Company assesses other factors to determine the security’s market value, including broker quotes or model valuations. Independent price verifications of all holdings are performed by pricing vendors which are then reviewed by the Company. In the event a price fails a pre-established tolerance check, it is researched so that the Company can assess the cause of the variance to determine what the Company believes is the appropriate fair market value. During the year ended February 28, 2009, the Company determined that one of its available-for-sale debt securities had incurred an other-than-temporary loss of $2.2 million, which the Company has recognized as part of other income, net in its Consolidated Statement of Operations for the year ended February 28, 2009. The Company determined $1.8 million of unrealized losses to be temporary. These temporary losses are included within other comprehensive income.

The Company minimizes its credit risk associated with investments by investing primarily in investment grade, liquid securities. The Company’s policy is designed to limit exposures to any one issuer depending on credit quality. Periodic evaluations of the relative credit standing of those issuers are considered in the Company’s investment strategy.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at February 28, 2009 (in thousands):

	As of February 28, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$417,632	$417,632	$—	$—
Available-for-sale securities (1):
Treasuries	17,163	17,163	—	—
Certificate of deposit	27,133	—	27,133	—
Agencies	183,636	—	183,636	—
Corporates	122,899	—	122,899	—
Equities (1)	6,022	6,022	—	—
Foreign currency derivatives (3)	30	—	30	—
Liabilities:
Foreign currency derivatives (2)	(64)	—	(64)	—

Total	$774,451	$440,817	$333,634	$—

(1)	Included in either cash and cash equivalents or investments in debt and equity securities in the Company’s Consolidated Balance Sheet at February 28, 2009, in addition to $71.6 million of cash.
(2)	Included in accrued expenses in the Company’s Consolidated Balance Sheet at February 28, 2009.
(3)	Included in prepaid expenses and other current assets in the Company’s Consolidated Balance Sheet at February 28, 2009.

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at February 29, 2008 (in thousands):

	As of February 29, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$514,925	$514,925	$—	$—
Available-for-sale securities (1):
Treasuries	37,519	37,519	—	—
Certificate of deposit	37,904	—	37,904	—
Commercial paper	36,793	—	36,793	—
Agencies	483,687	—	483,687	—
Corporates	164,655	—	164,655	—
Foreign currency derivatives (2)	388	—	388	—

Total	$1,275,871	$552,444	$723,427	$—

(1)	Included in either cash and cash equivalents or investments in debt and equity securities in the Company’s Consolidated Balance Sheet at February 29, 2008, in addition to $56.1 million of cash.
(2)	Included in prepaid expenses and other current assets in the Company’s Consolidated Balance Sheet at February 29, 2008.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the Company’s investments measured at fair value as of February 28, 2009 (in thousands):

					Balance Sheet Classification
	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Cash Equivalent Marketable Securities	Short-term Marketable Securities	Long-term Marketable Securities
		Gains	Losses(1)
Money Markets	$417,632	$—	$—	$417,632	$417,632	$—	$—
Treasury	16,873	290	—	17,163	—	15,316	1,847
Certificate of Deposit	27,133	—	—	27,133	26,312	821	—
Commercial Paper	—	—	—	—	—	—	—
Agencies	182,683	989	(36)	183,636	—	70,364	113,272
Corporates	123,874	784	(1,759)	122,899	—	54,655	68,244
Equities	1,307	4,715	—	6,022	—	6,022	—

Total	$769,502	$6,778	$(1,795)	$774,485	$443,944	$147,178	$183,363

(1)	Accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer totaled $0.3 million at February 28, 2009.

The following table represents the Company’s investments measured at fair value as of February 29, 2008 (in thousands):

					Balance Sheet Classification
	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Cash Equivalent Marketable Securities	Short-term Marketable Securities	Long-term Marketable Securities
		Gains	Losses
Money Markets	$514,925	$—	$—	$514,925	$514,925	$—	$—
Treasury	36,949	579	(9)	37,519	19,964	—	17,555
Certificate of Deposit	37,904	—	—	37,904	16,512	21,392	—
Commercial Paper	36,793	—	—	36,793	20,982	15,811	—
Agencies	480,272	3,424	(9)	483,687	48,877	192,501	242,309
Corporates	163,385	1,753	(483)	164,655	—	82,738	81,917

Total	$1,270,228	$5,756	$(501)	$1,275,483	$621,260	$312,442	$341,781

The following table summarizes the stated maturities of the Company’s investments at February 28, 2009 (in thousands):

	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Maturity of Short and Long Term Investments	$324,519	$141,156	$183,363	$—	$—

Internal Use Software

In accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalized $9.9 million and $12.7 million in costs related to the development of internal use software for its website, enterprise resource planning system and systems management applications during the years ended February 28, 2009 and February 29, 2008, respectively. The

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company amortizes the costs of computer software developed for internal use on a straight-line basis over an estimated useful life of five years. The carrying value of internal use software is included in property and equipment on the Consolidated Balance Sheets.

Capitalized Software Costs

Capitalization of software development costs for products to be sold to third-parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. As a result of the Company’s practice of releasing source code that it has developed on a weekly basis for unrestricted download on the Internet, there is generally no passage of time between achievement of technological feasibility and the availability of the Company’s product for general release. Therefore, at February 28, 2009 and February 29, 2008, the Company had no internally developed capitalized software costs for products to be sold to third-parties.

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

Effective March 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), using the modified-prospective transition method. Under the modified-prospective method, compensation costs recognized for the years ended February 28, 2009, February 29, 2008 and February 28, 2007 include (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, March 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (“SFAS 123”) and (b) compensation costs for all share-based awards granted or modified on or subsequent to March 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the provisions of the modified prospective transition method, results for prior periods have not been restated.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements for the years ended February 28, 2009, February 29, 2008 and February 28, 2007 (in thousands):

	Year Ended February 28, 2009	Year Ended February 29, 2008	Year Ended February 28, 2007
Cost of revenue	$3,065	$2,393	$2,216
Sales and marketing	13,826	10,193	9,033
Research and development	14,027	8,717	7,206
General and administrative	17,397	15,154	13,979

Total share-based compensation expense	$48,315	$36,457	$32,434

Share-based compensation expense qualifying for capitalization was insignificant for each of the Company’s fiscal years ended February 28, 2009, February 29, 2008 and February 28, 2007. Accordingly, no share-based compensation expense was capitalized during the years ended February 28, 2009, February 29, 2008 and February 28, 2007.

Prior to the adoption of SFAS 123R, had the Company realized the tax benefits from deductions resulting from the exercise of share-based awards, it would have presented such tax benefits as a source of operating cash flow in its Consolidated Statements of Cash Flows. SFAS 123R requires that the portion of benefits resulting from tax deductions in excess of the award’s original grant date fair value (the “excess tax benefits”) be presented as a source of cash flow from financing activities. For the year ended February 28, 2009 the Company recognized $64.2 million of income tax benefits from exercise of share-based awards, of which $51.1 million resulted from tax deductions in excess of the original fair value of the awards. For the year ended February 29, 2008, the Company recognized $79.2 million of income tax benefits from exercise of share-based awards, of which $61.2 million resulted from tax deductions in excess of the original fair value of the awards. These excess tax benefits are reported on the Company’s Consolidated Statements of Cash Flows as cash provided by financing activities.

The fair values of options granted during the years ended February 28, 2009, February 29, 2008 and February 28, 2007 were estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the following weighted average assumptions:

	Year Ended February 28, 2009	Year Ended February 29, 2008	Year Ended February 28, 2007
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	2.01%	3.92%	4.80%
Expected volatility (1)	47.45%	48.43%	50.07%
Expected life (in years) (2)	3.27	3.27	3.27
Weighted average fair value of options granted during the period	$4.66	$8.06	$8.32

(1)	The expected volatility rates for options granted during fiscal 2009, 2008 and 2007 were estimated based on an approximate equal weighting of the historical volatility of the Company’s common stock over a period of approximately 3.27 years and the implied volatility of publicly traded options for the Company’s common stock.
(2)	The expected term for options granted during fiscal 2009, 2008 and 2007 was determined based on the Company’s historical exercise data. The Company reassess its estimate of expected term annually or when new information indicates a change is appropriate.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Sales and Marketing Expenses

Sales and marketing expenses consist of costs, including salaries, sales commissions and related expenses, such as travel, of all personnel involved in the sales and marketing process. Sales and marketing expenses also include costs of advertising, sales lead generation programs, cooperative marketing arrangements and trade shows. Payments made to resellers or other customers are reported in accordance with Emerging Issues Task Force Issue Number 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products (“EITF 01-09”). All costs of advertising, to the extent allowable by EITF 01-09, are expensed as incurred. Advertising expense totaled $18.1 million, $18.0 million, and $16.6 million for the years ended February 28, 2009, February 29, 2008 and February 28, 2007, respectively.

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

Deferred Taxes

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standard 109, Accounting for Income Taxes as modified by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of our assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse.

The Company continues to assess the realizability of its deferred tax assets, which primarily consist of share-based compensation expense deductions, including net operating loss (“NOL”) carryforwards related to such share-based compensation expense deductions and deferred revenue. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As of February 28, 2009, the net deferred tax asset balance was $93.0 million, of which $12.4 million is offset by a valuation allowance. The Company continues to maintain a valuation allowance against its deferred tax assets with respect to certain foreign NOLs, an acquired NOL carryforward that is subject to a limitation under Section 382 of the Internal Revenue Code and NOLs attributable to certain share-based compensation expense deductions related to excess benefits recognized prior to the adoption of SFAS 123R.

With respect to foreign earnings, it is the Company’s policy to invest the earnings of foreign subsidiaries indefinitely outside the U.S. From time to time however, the Company may remit a portion of these earnings to the extent it incurs no additional U.S. tax and it is otherwise feasible. With respect to share-based compensation

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expense, in accordance with the provisions of SFAS 123R, the benefit of the deferred tax asset attributable to U.S. NOL carryforwards from share-based compensation expense deductions, generated prior to adoption of SFAS 123R, are being recognized as and only to the extent that taxes payable are reduced. As these deferred tax assets attributable to NOLs from share-based compensation expense deductions are realized, the benefit of the deferred tax asset is recorded in additional paid-in capital.

In July 2006, the FASB issued FIN 48 which clarifies the accounting for uncertainty in income taxes by prescribing a comprehensive model for recognizing, measuring, presenting and disclosing uncertain income tax positions taken or expected to be taken by the Company on its tax returns. The Company adopted FIN 48 effective March 1, 2007. The Company’s unrecognized tax benefits were $38.5 million as of February 28, 2009 and $35.9 million as of February 29, 2008. The Company’s unrecognized tax benefits at February 28, 2009 and February 29, 2008, which, if recognized, would impact its effective tax rate were $15.9 million and $14.3 million, respectively.

Because tax laws are complex and subject to different interpretations, significant judgment is required. As a result, the Company makes certain estimates and assumptions, in (i) calculating its income tax expense, deferred tax assets and deferred tax liabilities, (ii) determining any valuation allowance recorded against deferred tax assets and (iii) evaluating the amount of unrecognized tax benefits, as well as the interest and penalties related to such uncertain tax positions. The Company’s estimates and assumptions may differ significantly from tax benefits ultimately realized.

Foreign Currency Translation

The Euro has been determined to be the primary functional currency for the Company’s European operations and local currencies have been determined to be the functional currencies for the Company’s Asia Pacific and South American operations.

Foreign exchange gains and losses, which result from the process of remeasuring foreign currency transactions into the appropriate functional currency, are included in other income, net in the Company’s Consolidated Statements of Operations. Net foreign exchange losses included in other income were $0.3 million, $2.2 million and $0.7 million for the years ended February 28, 2009, February 29, 2008 and February 28, 2007, respectively. The impact of changes in foreign currency exchange rates resulting from the translation of foreign currency financial statements into U.S. Dollars for financial reporting purposes is included in other comprehensive income, which is a separate component of stockholders’ equity. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average rates for the period.

Significant Customers and Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash, cash equivalents, investments and trade receivables. The Company primarily places its temporary cash, cash equivalents and investments with high-credit quality financial institutions which invest predominantly in U.S. Government instruments, investment grade corporate bonds and certificates of deposit guaranteed by banks which are members of the FDIC. Cash deposits are primarily in financial institutions in the United States. However, cash for monthly operating costs of international operations are deposited in banks outside the United States.

The Company performs credit evaluations to reduce credit risk and generally requires no collateral from its customers. Management estimates the allowance for uncollectible accounts based on their historical experience

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and credit evaluation. The Company’s standard credit terms are net 30 days in the U.S., net 30 to 45 days in EMEA, and range from net 30 to net 60 days in Asia Pacific. One customer accounted for 12% and 11% of the Company’s accounts receivable at February 28, 2009 and February 29, 2008, respectively.

For the years ended February 28, 2009, February 29, 2008 and February 28, 2007, there were no individually significant customers from which the Company generated revenue.

Net Income Per Common Share

The Company computes net income per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”), Staff Accounting Bulletin No. 98 (“SAB 98”) and Emerging Issues Task Force No. 04-8, The Effect of Contingently Convertible Instruments on Diluted EPS. Under the provisions of SFAS 128 and SAB 98, basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income adjusted for interest expense and amortization of debt issuance costs associated with the convertible debentures, by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of shares issuable upon the exercise of stock options and convertible securities such as the Company’s convertible debentures. Diluted net income per share for the years ended February 28, 2009, February 29, 2008 and February 28, 2007, assumes the conversion of the convertible debentures using the “if converted” method.

The following table reconciles the numerators and denominators of the earnings per share calculation for the years ended February 28, 2009, February 29, 2008 and February 28, 2007 (in thousands, except per share amounts):

	Year Ended
	February 28, 2009	February 29, 2008	February 28, 2007
Diluted net income per share computation:
Net income	$78,721	$76,667	$59,907
Interest expense on convertible debt, net of related tax	1,413	1,754	1,906
Amortization of debt issuance costs, net of related tax	1,463	1,853	2,013

Net income—diluted	$81,597	$80,274	$63,826

Weighted average common shares outstanding	190,772	193,485	189,347
Incremental shares attributable to assumed vesting or exercise of outstanding equity awards	4,942	5,555	7,203
Incremental shares attributable to assumed conversion of convertible debentures	15,630	22,273	22,273

Diluted shares	211,344	221,313	218,823

Diluted net income per share	$0.39	$0.36	$0.29

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following shares are not included in the computation of diluted earnings per share because the option prices were greater than the average market price of the Company’s stock during the related periods and the effect of including such options in the computation would be anti-dilutive (in thousands):

	Year Ended
	February 28, 2009	February 29, 2008	February 28, 2007
Number of shares considered anti-dilutive for calculating diluted EPS	9,269	3,970	2,394

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

The Company has offices in more than 65 locations around the world. The Company manages its international business on an Americas-wide, EMEA-wide and Asia Pacific-wide basis. The following disclosure aggregates immaterial international operations and separately discloses the significant international operations at and for the years ended February 28, 2009, February 29, 2008 and February 28, 2007 (in thousands):

	Americas	EMEA	Asia Pacific	Total
	Year Ended February 28, 2009
Revenue from unaffiliated customers	$421,994	$141,679	$88,899	$652,572
Net income (loss)	$73,120	$11,552	$(5,951)	$78,721
Total assets	$1,539,840	$142,539	$71,257	$1,753,636

	Year Ended February 29, 2008
Revenue from unaffiliated customers	$340,488	$111,341	$71,187	$523,016
Net income (loss)	$81,065	$3,225	$(7,623)	$76,667
Total assets	$1,886,376	$129,662	$63,944	$2,079,982

	Year Ended February 28, 2007
Revenue from unaffiliated customers	$269,933	$75,140	$55,551	$400,624
Net income (loss)	$63,384	$171	$(3,648)	$59,907
Total assets	$1,665,075	$80,432	$40,347	$1,785,854

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table lists, for the years ended February 28, 2009, February 29, 2008 and February 28, 2007, revenue from unaffiliated customers in the United States, the Company’s country of domicile, revenue from unaffiliated customers in Japan, which in terms of revenue was the only individually material country outside the United States, and revenue from other foreign countries.

	Year Ended February 28, 2009	Year Ended February 29, 2008	Year Ended February 28, 2007
United States, the Company’s country of domicile	$385,556	$316,488	$256,067
Japan	50,531	40,425	32,085
Other foreign	216,485	166,103	112,472

Total revenue from unaffiliated customers	$652,572	$523,016	$400,624

Total tangible long-lived assets located in the United States, the Company’s country of domicile, and similar tangible long-lived assets held outside the United States are summarized in the following table for the years ended February 28, 2009 and February 29, 2008:

	As of February 28, 2009	As of February 29, 2008
United States, the Company’s country of domicile	$53,106	$52,364
Foreign	14,807	16,193

Total tangible long-lived assets	$67,913	$68,557

Comprehensive Income

The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income for the years ended February 28, 2009, February 29, 2008 and February 28, 2007 was as follows (in thousands):

	Year Ended
	February 28, 2009	February 29, 2008	February 28, 2007
Comprehensive income:
Net income	$78,721	$76,667	$59,907
Foreign currency translation adjustments	8,609	(3,552)	(865)
Change in unrealized gains (losses) on marketable securities	(272)	7,337	7,666

Total comprehensive income, net of taxes	$87,058	$80,452	$66,708

As of February 28, 2009, the Company holds investments in debt securities with an unrealized gain of $0.3 million and investments in equity securities with an unrealized gain of $4.7 million. As of February 29, 2008, the Company held investments in debt securities with an unrealized loss of $5.3 million.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS159”). SFAS 159 permits companies to choose to measure certain financial instruments at fair value that are not currently required to be measured at fair value. SFAS 159 was effective for

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 (i) clarifies the definition of noncontrolling interest, (ii) requires the noncontrolling interest to be reported as a component of equity rather than reported as a liability or in the mezzanine section between liabilities and equity and (iii) changes the presentation on the consolidated statement of operations of the income attributable to the noncontrolling interest. SFAS 160 became effective for the Company on March 1, 2009. The Company is evaluating the impact of adopting SFAS 160, but currently believes there will be no significant impact on the Company’s consolidated financial statements.

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

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand such effects on financial position, financial performance and cash flow. SFAS 161 became effective for the Company on March 1, 2009. The Company is evaluating the impact of adopting SFAS 161 but currently believes the adoption of SFAS 161 will not have a significant impact on the Company’s consolidated financial statements.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—Business Combinations

Acquisition of Qumranet, Inc.

On September 4, 2008, the Company completed its acquisition of Qumranet, Inc. (“Qumranet”), a privately held software company that produces and sells virtualization technologies. The acquisition of Qumranet broadens the Company’s technology solutions, communities of development and use, and additional influence in, and acceptance of, virtualization technology in the Linux kernel, upon which the Company’s Red Hat Enterprise Linux platform is based. Under the terms of the purchase agreement the Company paid approximately $104.8 million in cash. The total consideration paid by the Company in connection with the acquisition as of February 28, 2009 is summarized in the following table (in thousands):

Total Consideration
Cash consideration paid to and or on behalf of Qumranet stockholders	$104,772
Estimated transactions costs	956

Total consideration	$105,728

The table below represents the allocation of the total consideration to the Company’s tangible and identifiable intangible assets and liabilities (in thousands) based on management’s assessment of their respective fair values as of the date of the acquisition:

Total Consideration Allocated
Identifiable intangible assets at fair value (see detail below)	$21,200
Cash	4,333
Accounts receivable at fair value	28
Fixed assets at fair value	959
Other assets at fair value	247
Accrued liabilities at fair value	(1,069)
Goodwill	80,030

Total consideration allocated	$105,728

The following table summarizes the allocation of estimated identifiable intangible assets resulting from the acquisition (in thousands). For purposes of this allocation, the Company has assessed a fair value of Qumranet identifiable intangible assets related to employee covenants not to compete, developed technology and tradenames and trademarks based on the net present value of the projected income stream of these identifiable intangible assets. The resulting fair value is being amortized over the estimated useful life of each identifiable intangible asset on a straight-line basis which approximates the economic pattern of benefits (in thousands):

	Expense Type	Estimated Life (Years)	Total
Developed technology	Research and development	6	$17,000
Employee covenants not to compete	Research and development	3	2,600
Tradenames and trademarks	General and administrative	10	1,600

Total identifiable intangible assets			$21,200

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro forma consolidated financial information

The following unaudited pro forma consolidated financial information reflects the results of operations (in thousands, except per share amounts) of the Company for (i) the years ended February 28, 2009 and February 29, 2008 as if the acquisition of Qumranet had occurred at the beginning of each period, after giving effect to certain purchase accounting adjustments and (ii) the year ended February 28, 2007 as if the acquisition of JBoss had occurred on the beginning of the Company’s fiscal year, March 1, 2006, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisitions actually taken place at the beginning of each period.

	Year Ended February 28, 2009	Year Ended February 29, 2008	Year Ended February 28, 2007
Revenue	$652,697	$523,016	$409,719
Net income	$73,048	$69,945	$55,879
Diluted net income	$75,924	$73,552	$59,795
Basic net income per common share	$0.38	$0.36	$0.29
Diluted net income per common share	$0.36	$0.33	$0.27

Goodwill and other business combinations

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the Company completed the annual impairment test as of February 28, 2009 and no goodwill impairment was deemed necessary. The following is a summary of goodwill for the years ended February 28, 2009, February 29, 2008 and February 28, 2007 (in thousands):

Balance at February 28, 2007	$328,837
Add: acquisition of other businesses (1)	7,758
Add: adjustment to purchase price for finalization of allocation	1,514
Add: FIN 48 tax adjustment related to acquired NOL carryforwards	1,364
Impact of foreign currency fluctuations and other	841

Balance at February 29, 2008	$340,314
Add: acquisition of Qumranet	80,030
Add: acquisition of other businesses (2)	19,723
Impact of foreign currency fluctuations and other	(1,958)

Balance at February 28, 2009	$438,109

(1)	During the year ended February 29, 2008, goodwill additions represent the excess of purchase price over tangible and identifiable intangible assets of acquired businesses operating in the middleware space.
(2)	During the year ended February 28, 2009, goodwill additions represent the excess of purchase price over tangible and identifiable intangible assets of businesses acquired which provide the Company additional services capability within the middleware and security management markets. The aggregate purchase price paid for these businesses, net of cash acquired, totaled $46.8 million.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. Activity in the Company’s allowance for doubtful accounts for the years ended February 28, 2009, February 29, 2008 and February 28, 2007 is presented in the following table (in thousands):

	Balance at beginning of period	Charged to income or expense	Deductions (a)	Balance at end of period
2007	$1,984	$1,066	$156	$3,206
2008	$3,206	$825	$(1,820)	$2,211
2009	$2,211	$495	$(319)	$2,387

(a)	Represents amounts written-off as uncollectible accounts receivable and other adjustments.

NOTE 5—Property and Equipment

The Company’s property and equipment is recorded at cost and consists of the following (in thousands):

	February 28, 2009	February 29, 2008
Computer equipment	$62,675	$55,679
Software, including software developed for internal use	66,550	59,841
Furniture and fixtures	9,092	6,138
Leasehold improvements	20,736	19,031

Property and Equipment	$159,053	$140,689
Less: accumulated depreciation	(91,140)	(72,132)

Property and equipment, net	$67,913	$68,557

Depreciation expense was $22.9 million, $20.0 million and $14.4 million for the years ended February 28, 2009, February 29, 2008 and February 28, 2007, respectively. The average useful lives of property and equipment range from 4 to 7 years.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of purchased technologies, customer and reseller relationships, trademarks, copyrights and patents, which are amortized over the estimated useful life, generally on a straight line basis with the exception of customer contracts and relationships which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit. Useful lives range from three to twelve years for purchased technologies and customer and reseller relationships and three to ten years for trademarks, copyrights and patents. As of February 28, 2009 and February 29, 2008, trademarks with an indefinite estimated useful life totaled $9.1 million and $10.1 million, respectively. Amortization expense associated with identifiable intangible assets was $17.6 million, $13.0 million and $9.4 million for the years ended February 28, 2009, February 29, 2008 and February 28, 2007, respectively. The following is a summary of identifiable intangible assets (in thousands):

	February 28, 2009			February 29, 2008
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$47,046	$(10,296)	$36,750	$31,382	$(7,251)	$24,131
Purchased technologies	43,972	(19,108)	24,864	24,878	(13,316)	11,562
Customer and reseller relationships	80,704	(20,141)	60,563	69,351	(11,221)	58,130

Total identifiable intangible assets	$171,722	$(49,545)	$122,177	$125,611	$(31,788)	$93,823

As of February 28, 2009, amortization expense on existing intangibles for the next five fiscal years is as follows (in thousands):

2010	$19,526
2011	$17,938
2012	$16,406
2013	$13,846
2014	$11,253

NOTE 7—Other Assets

Other assets were comprised of the following (in thousands):

	February 28, 2009	February 29, 2008
Equity-method investment	$19,388	$20,259
Cost-basis investments	1,732	3,203
Net non-current deferred tax assets (see NOTE 11)	25,985	13,568
Debt issue costs—convertible debentures (see NOTE 10)	—	2,633
Security deposits	4,137	3,488

Total	$51,242	$43,151

The Company reviews the non-marketable cost-basis investments in equity securities for other than temporary declines in fair value based on prices recently paid for shares in that company, as well as changes in market conditions. The carrying values are not necessarily representative of the amounts that the Company could realize in a current transaction. During the years ended February 28, 2009, February 29, 2008 and February 28, 2007, no significant losses were recognized for equity investments in other companies.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity-method investment represents $19.4 million related to the Company’s investment in Open Inventions Network LLC (“OIN”) and the related share of OIN’s accumulated earnings. The Company uses the equity method to account for its investment in OIN. The equity method requires the Company to increase or decrease the carrying amount of its investment in OIN to reflect the Company’s pro rata share of OIN’s gains and losses, respectively.

NOTE 8—Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were comprised of the following (in thousands):

	February 28, 2009	February 29, 2008
Net current deferred tax assets (see NOTE 11)	$54,711	$46,884
Prepaid expenses	41,792	26,714
Other receivables	2,497	1,140
Inventory	437	454

Total	$99,437	$75,192

Prepaid expenses include deferred commissions which are the incremental costs that are directly associated with non-cancelable subscription contracts with customers and consist of sales commissions paid to the Company’s sales force. The commissions are deferred and amortized over a period to approximate the period of the subscription term. Deferred commissions at February 28, 2009 and February 29, 2008 totaled $28.4 million and $19.2 million, respectively. For further discussion on deferred commissions see NOTE 2 to the Consolidated Financial Statements.

NOTE 9—Accrued Expenses

Accrued expenses were comprised of the following (in thousands):

	February 28, 2009	February 29, 2008
Wages and other compensation related expenses	$32,863	$26,499
Other trade payables	15,051	13,854
Income and other taxes payable	5,205	1,289
Other	1,004	1,618

Total accrued expenses	$54,123	$43,260

NOTE 10—Convertible Debentures

During the year ended February 28, 2009, the Company repurchased and redeemed all of its outstanding convertible debentures. As a result of the repurchase and redemption, there were no debentures or related accrued interest payable outstanding at February 28, 2009. At February 29, 2008, outstanding debentures and related accrued interest payable totaled $570.0 million and $0.4 million, respectively. Interest expense related to the debentures, including amortization of debt offering costs, totaled $4.4 million, $5.9 million and $5.9 million for the years ended February 28, 2009, February 29, 2008 and February 28, 2007, respectively.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—Income Taxes

The U.S. and foreign components of the Company’s income before provision for income taxes consisted of the following (in thousands):

	February 28, 2009	February 29, 2008	February 28, 2007
U.S.	$116,293	$128,961	$90,608
Foreign	5,239	(4,421)	(1,045)

Income before provision for income taxes	$121,532	$124,540	$89,563

The components of the Company’s provision for income taxes consisted of the following (in thousands):

	February 28, 2009	February 29, 2008	February 28, 2007
Current:
Foreign	$3,206	$5,136	$871
Federal	(1,642)	(420)	1,944
State	775	2,209	—

Current tax expense	2,339	6,925	2,815
Deferred:
Foreign	(1,628)	431	672
Federal	39,298	36,423	26,169
State	2,802	4,094	—

Deferred tax expense	40,472	40,948	26,841

Net provision for income taxes	$42,811	$47,873	$29,656

During the year ended February 28, 2009, the Company recorded $42.8 million of income tax expense, which resulted in an annual effective tax rate of 35.2%. The Company’s annual effective tax rate of 35.2% differs from the U.S. Federal Statutory rate of 35.0% primarily due to state income taxes which are partially offset by foreign income taxed at different rates and certain nonrecurring income tax deductions. The provision for income tax for the year ended February 29, 2008 consists of $41.2 million of U.S. income tax expense and $1.6 million of foreign income tax.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets and liabilities at February 28, 2009 and February 29, 2008, consist of the following (in thousands):

	February 28, 2009	February 29, 2008
Deferred tax assets:
Domestic net operating loss carryforwards	$32,724	$75,286
Foreign net operating loss carryforwards	11,778	11,686
Domestic credit carryforwards	14,088	12,436
Goodwill	3,695	10,020
Share-based compensation	27,172	19,348
Compensation-related accruals	156	826
Deferred revenue and costs	28,657	17,597
Other	5,414	4,622

Total deferred tax assets	123,684	151,821
Valuation allowance for deferred tax assets	(12,384)	(58,805)

Total deferred tax assets, net of valuation allowance	111,300	93,016
Deferred tax liabilities:
Fixed and intangible assets	30,578	32,142
Other	26	422

Total deferred tax liabilities	30,604	32,564

Net deferred tax asset	$80,696	$60,452

Net current deferred tax asset, recorded in prepaid expenses and other current assets	$54,711	$46,884
Net non-current deferred tax asset, recorded in other assets, net	25,985	13,568

Net deferred tax asset	$80,696	$60,452

As of February 28, 2009, the Company continues to record a valuation allowance against its deferred tax assets with respect to NOLs attributable to certain share-based compensation expense deductions related to excess tax benefits recognized prior to the adoption of SFAS 123R, certain foreign NOLs and an acquired NOL carryforward that is subject to a limitation under Section 382 of the Internal Revenue Code. The U.S. net deferred tax asset attributable to U.S. NOLs from share-based compensation expense deductions generated prior to adoption of SFAS 123R are being recognized as, and to the extent that, taxes payable are reduced. As these deferred tax assets attributable to NOLs from share-based compensation expense deductions are realized, the benefit of the deferred tax asset is recorded in additional paid-in capital. During the years ended February 28, 2009 and February 29, 2008, $52.8 million and $73.6 million of such tax benefits were credited to additional paid-in capital, respectively.

As of February 28, 2009, the Company had U.S. federal and state NOL carryforwards of approximately $80.0 million and $82.5 million, respectively. These NOL carryforwards expire in varying amounts beginning in 2022 for federal and 2010 for state income tax purposes, respectively. As of February 28, 2009, the Company had a U.S. foreign tax credit of $11.8 million and other tax credits of $2.3 million. These tax credit carryforwards expire in varying amounts beginning in 2016.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Taxes computed at the statutory federal income tax rates are reconciled to the provision for income taxes for the years ended February 28, 2009, February 29, 2008 and February 28, 2007, respectively, as follows (in thousands):

	February 28, 2009	February 29, 2008	February 28, 2007
Effective rate	35.2%	38.4%	33.11%
Provision at federal statutory rate, 35%	$42,543	$43,589	$31,347
State tax (net of federal tax benefit)	3,576	4,454	2,160
Foreign rate differential	(2,276)	3,593	2,083
Change in valuation allowance	—	(2,013)	(7,167)
Nondeductible items	832	2,652	1,993
Share-based compensation	—	—	(750)
Foreign tax credit	(2,406)	(4,063)	—
Other	542	(339)	(10)

Provision for income taxes	$42,811	$47,873	$29,656

The Company has not provided U.S. deferred taxes on the cumulative earnings of foreign subsidiaries that have been reinvested outside the U.S. indefinitely; these earnings were approximately $14.4 million at February 28, 2009. Determination of the deferred tax liability, if any, on these earnings reinvested indefinitely outside the U.S. is not practicable because of available foreign tax credits. It is the Company’s policy to invest the earnings of foreign subsidiaries indefinitely outside the U.S. From time to time, however, the Company remits a portion of these earnings to the extent it does not incur additional U.S. tax and it is otherwise feasible. The Company has provided U.S. income taxes on the earnings of certain foreign subsidiaries that are not considered as permanently reinvested outside the U.S. The U.S. income tax on such earnings is completely offset by U.S. foreign tax credits.

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

The following table reconciles unrecognized tax benefits from adoption of FIN 48 at March 1, 2007 to February 28, 2009:

Balance at March 1, 2007	$27,408
Additions based on tax positions related to the current year	147
Additions for tax positions of prior years	8,325

Balance at February 29, 2008	$35,880
Additions based on tax positions related to the current year	2,627

Balance at February 28, 2009	$38,507

The Company’s unrecognized tax benefits as February 28, 2009 and February 29, 2008, which, if recognized, would affect the Company’s effective tax rate were $15.9 million and $14.3 million, respectively.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as income tax expense. Accrued interest and penalties related to unrecognized tax benefits totaled $0.9 million and $0.7 million as of February 28, 2009 and February 29, 2008, respectively.

The results and timing of the resolution of tax audits is highly uncertain and the Company is unable to estimate the range of the possible changes to the balance of unrecognized tax benefits. However, the Company does not anticipate that within the next 12 months that the total amount of unrecognized tax benefits will significantly increase or decrease as a result of any such potential tax audit resolutions.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of February 28, 2009. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs:

Tax Jurisdiction	Years Subject to Income Tax Examination
U.S. federal	1994 – Present
North Carolina	1999 – Present
Ireland	2001 – Present
Japan*	2008

*	The Company has been examined for income tax for years through February 28, 2007. However, the statute of limitations remains open for 5 years.

The Company or one of its subsidiaries is currently undergoing income tax examinations in France and Belgium.

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

The Company purchased 2,875,052 shares, 3,747,327 shares and 60,408 shares of its common stock during the fiscal years ended February 28, 2009, February 29, 2008 and February 28, 2007, respectively, at an aggregate cost of $42.3 million, $67.2 million and $1.7 million, respectively. This amount is recorded as treasury stock on the Company’s Consolidated Balance Sheets.

Preferred Stock

At February 28, 2009, the Company has authorized 5,000,000 shares of preferred stock with a par value of $0.0001 per share. No shares of preferred stock were outstanding as of February 28, 2009 or February 29, 2008.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13—Share-based Awards

Overview

The Company’s 2004 Long-Term Incentive Plan, as amended and restated (the “2004 Plan”), provides for the granting of stock options, nonvested shares and nonvested share units, deferred share units and performance share units, among other awards. As of February 28, 2009, approximately 9.9 million shares of common stock were reserved for issuance under future share-based awards to be granted to any employee, officer or director or consultant of the Company at terms and prices to be determined by the Board of Directors.

The following table summarizes share-based awards, by type, granted during the years ended February 28, 2009, February 29, 2008 and February 28, 2007:

	Awards Granted Year Ended February 28, 2009		Awards Granted Year Ended February 29, 2008		Awards Granted Year Ended February 28, 2007
	Shares and Shares Underlying Awards	Weighted Average Per Share Fair Value	Shares and Shares Underlying Awards	Weighted Average Per Share Fair Value	Shares and Shares Underlying Awards	Weighted Average Per Share Fair Value
Stock options	84,460	$13.15	1,432,490	$21.16	4,321,669	$18.19
Nonvested shares and share units	3,526,605	$14.20	1,817,056	$20.74	350,914	$20.79
Performance share units—target	202,500	$23.82	232,625	$21.00	—	—
Deferred share units	9,369	$17.04	20,983	$21.46	18,677	$22.75

Total share-based award	3,822,934	$14.69	3,503,154	$20.93	4,691,260	$18.40

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

The total fair value of stock options recognized in the Consolidated Financial Statements for the years ended February 28, 2009, February 29, 2008 and February 28, 2007 was $20.1 million, $29.3 million and $30.6 million, respectively.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity for the Company’s stock options for the years ended February 28, 2009, February 29, 2008 and February 28, 2007:

	Shares Underlying Options	Weighted Average Exercise Price Per Share
Outstanding at February 28, 2006	18,703,115	$13.43

Granted	4,321,669	18.19
Exercised	(2,951,730)	8.11
Forfeited	(1,168,367)	16.94
Converted—JBoss options at acquisition	724,039	1.07

Outstanding at February 28, 2007	19,628,726	$15.12

Granted	1,432,490	21.16
Exercised	(1,547,810)	10.10
Forfeited	(1,073,990)	20.28

Outstanding at February 29, 2008	18,439,416	$15.73

Granted	84,460	13.15
Exercised	(1,583,329)	11.59
Forfeited	(1,135,185)	20.32

Outstanding at February 28, 2009	15,805,362	$15.80

As described above, options are typically granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Except for options converted as part of the JBoss acquisition, no options were granted under Red Hat Plans during the years ended February 28, 2009, February 29, 2008 and February 28, 2007 with exercise prices less than the grant date fair value of the Company’s common stock.

The following summarizes information, as of February 28, 2009, about the Company’s outstanding and exercisable stock options:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.00 – $ 3.21	1,348,822	3.3	$0.62	1,323,180	$0.60
$ 3.22 – $ 6.41	2,517,228	2.9	$4.99	2,514,393	$4.99
$ 6.42 – $ 9.62	885,862	3.7	$7.54	885,862	$7.54
$ 9.63 – $12.03	314,842	1.4	$10.96	296,159	$10.97
$12.04 – $16.03	3,769,910	1.7	$14.04	3,439,638	$14.00
$16.04 – $19.24	526,972	2.4	$17.71	405,058	$17.79
$19.25 – $22.44	3,752,474	2.9	$20.29	2,077,300	$20.41
$22.45 – $28.86	2,321,124	2.1	$25.78	1,944,025	$26.11
$28.87 – $32.06	53,550	2.0	$29.24	39,240	$29.24
$32.07 and over	314,578	0.7	$83.92	314,578	$83.92

Total	15,805,362	2.5	$15.80	13,239,433	$15.06

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The intrinsic value of options outstanding and options exercisable at February 28, 2009 was $47.3 million and $46.8 million, respectively. At February 28, 2009, the weighted average remaining contractual life of exercisable options was 2.4 years.

The following summarizes information, as of February 28, 2009, about the Company’s outstanding stock options expected to vest based on an estimated forfeiture rate of 15% per annum:

	Options Expected to Vest
Exercise Prices	Number Expected to Vest	Weighted Average Exercise Price
$ 0.00 – $ 3.21	25,642	$1.70
$ 3.22 – $ 6.41	2,835	$5.19
$ 6.42 – $ 9.62	—	$—
$ 9.63 – $12.03	18,395	$10.77
$12.04 – $16.03	301,792	$14.62
$16.04 – $19.24	108,064	$17.46
$19.25 – $22.44	1,368,791	$20.11
$22.45 – $28.86	328,916	$24.11
$28.87 – $32.06	13,055	$29.23
$32.07 and over	—	$—

Total	2,167,490	$19.56

The intrinsic value at February 28, 2009 of options expected to vest was $0.5 million.

The intrinsic value of stock options exercised during the years ended February 28, 2009, February 29, 2008 and February 28, 2007 was $13.2 million, $17.9 million and $45.2 million, respectively.

As of February 28, 2009, compensation cost related to unvested stock options not yet recognized in the Company’s Consolidated Financial Statements totaled $18.8 million. The weighted average period over which these unvested stock options are expected to be recognized is approximately 0.9 years.

Nonvested Shares and Nonvested Share Units

Nonvested shares and nonvested share units granted under the 2004 Plan generally vest 25% on the first anniversary of the date of grant and (i) 6.25% on the first day of each subsequent three-month period for nonvested shares and (ii) 25% each year over a four-year period beginning on the date of grant for nonvested share units. Nonvested shares and nonvested share units are generally amortized to expense on a straight-line basis over four years. The total fair value of nonvested shares and non vested share units recognized in the Consolidated Financial Statements for the years ended February 28, 2009, February 29, 2008 and February 28, 2007 was $16.8 million, $4.7 million and $1.1 million, respectively.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity for the Company’s nonvested shares and nonvested share units for the years ended February 28, 2009, February 29, 2008 and February 28, 2007:

	Nonvested Shares and Share Units	Weighted Average Grant-date Fair Value
Nonvested at February 28, 2006	127,688	$13.20

Granted	350,914	20.79
Vested	(51,115)	13.06
Forfeited	—	—

Nonvested at February 28, 2007	427,487	$19.45

Granted	1,817,056	20.74
Vested	(145,291)	19.30
Forfeited	(74,517)	20.67

Nonvested at February 29, 2008	2,024,735	$20.57

Granted	3,526,605	14.20
Vested	(517,810)	20.24
Forfeited	(200,145)	18.55

Nonvested at February 28, 2009	4,833,385	$16.04

The intrinsic value of nonvested shares and nonvested share units outstanding at February 29, 2008 was $66.2 million.

The intrinsic value of nonvested shares and nonvested share units vesting in the years ended February 28, 2009, February 29, 2008 and February 28, 2007 was $10.5 million, $2.9 million and $1.3 million, respectively.

As of February 28, 2009, compensation cost related to nonvested shares and nonvested share units not yet recognized in the Company’s Consolidated Financial Statements totaled $69.1 million. The weighted average period over which these nonvested awards are expected to be recognized is approximately 1.6 years. At February 28, 2009, the number of nonvested shares expected to vest, after applying an estimated annual forfeiture rate of 15%, was 3,772,184. The weighted average grant date fair value of the nonvested share units expected to vest was $16.15.

Deferred Share Units

Deferred share units are awarded to directors and generally vest within one year. Deferred share units awarded during the years ended February 28, 2009, February 29, 2008 and February 28, 2007 totaled 9,369 shares, 20,983 shares and 18,677 shares, respectively, with a weighted average fair value per share of $17.04, $21.46 and $22.75, respectively. The total fair value of deferred share units recognized in the Company’s Consolidated Financial Statements for the years ended February 28, 2009, February 29, 2008 and February 28, 2007 was $0.1 million, $0.3 million and $0.4 million, respectively.

Performance Share Units

On May 22, 2008, the Board approved a Performance Share Unit Agreement for use with grants of performance share units (“PSUs”) to executive officers under the Red Hat, Inc. 2004 Amended and Restated Long-Term Incentive Plan, as amended, beginning May 2008. During the year ended February 28, 2009, certain

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

executive officers were awarded a target number of PSUs, and depending on the Company’s financial performance relative to a specified peer group of companies, these executive officers may earn up to a maximum of 200% of the target number of PSUs over a performance period with three separate performance segments noted below. In respect of the first performance segment, which is the period from March 1, 2008 through February 28, 2009, up to 25% of the maximum number of PSUs may be earned. In respect of the second performance segment, which is the period from March 1, 2008 through February 28, 2010, up to 50% of the maximum number of PSUs (less the amount of PSUs earned in respect of the first performance segment) may be earned. In respect of the third and final performance segment, which is the period from March 1, 2008 through February 28, 2011, up to 100% of the maximum number of PSUs (less the aggregate amount of PSUs earned in respect of the first and second performance segments) may be earned. The maximum number of PSUs that may be earned during any performance segment is capped at 100% of the target for that segment if total shareholder return for both the one- and three-year periods preceding the conclusion of the relevant performance segment are negative (as calculated using a 20-day average closing price).

On October 12, 2007, the Board approved a form of Performance Share Unit Agreement for use with grants of PSUs to executive officers under the Red Hat, Inc. 2004 Long-Term Incentive Plan, as amended. Certain executive officers were awarded a target number of PSUs, and depending on the Company’s financial performance relative to a specified peer group of companies, these executive officers may earn up to 200% of the target number of PSUs over a performance period that has three performance segments noted below. In respect of the first performance segment, which is the period from March 1, 2007 through February 29, 2008, up to 20% of the maximum number of PSUs may be earned. In respect of the second performance segment, which is the period from March 1, 2007 through February 28, 2009, up to 50% of the maximum number of PSUs (less the amount of PSUs earned in respect of the first performance segment) may be earned. In respect of the third and final performance segment, which is the period from March 1, 2007 through February 28, 2010, up to 100% of the maximum number of PSUs (less the aggregate amount of PSUs earned in respect of the first and second performance segments) may be earned.

The total fair value of PSUs recognized in the Company’s Consolidated Financial Statements for the years ended February 28, 2009 and February 29, 2008 was $11.2 million and $2.2 million, respectively. The following table summarizes the activity for the Company’s Performance Share Units for the years ended February 28, 2009 and February 29, 2008:

	At Target		Expected to Vest
Activity	Shares underlying Performance Share Units	Weighted Average Grant Date Fair Value	Underlying Shares Expected to Vest	Shares Expected to Vest as a % of Target
Outstanding at February 28, 2007	—	—	—	—

Granted	232,625	$21.00	465,250	200%
Vested	—	—	—	—
Forfeited	—	—	—	—

Outstanding at February 29, 2008	232,625	$21.00	465,250	200%

Granted	202,500	$23.82	405,000	200%
Vested	(46,525)	$21.00	(93,050)	200%
Forfeited	—	—	—	—

Outstanding at February 28, 2009	388,600	$22.46	777,200	200%

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of awards vested during the year ended February 28, 2009 totaled $2.0 million.

As of February 28, 2009, the intrinsic value of awards expected to vest totaled $10.6 million.

NOTE 14—Commitments and Contingencies

As of February 28, 2009, the Company leased office space and certain equipment under various non-cancelable operating leases. Future minimum lease payments required under the operating leases at February 28, 2009 are as follows (in thousands):

Fiscal Year	Operating Leases
2010	$17,058
2011	13,969
2012	9,385
2013	6,697
2014	6,090
Thereafter	24,805

Total minimum lease payments	$78,004

Rent expense under operating leases was $18.5 million, $13.2 million and $8.2 million for the fiscal years ended February 28, 2009, February 29, 2008 and February 28, 2007, respectively.

In January 2002, the Company assumed the lease obligation of an unrelated third-party for an office building which serves as the Company’s headquarters. This lease terminates in June 2020. As compensation to the Company for assuming this obligation, the third-party paid rent on the Company’s behalf from the commencement of the sublease until February 2003, is allowing the Company the use of all furniture and fixtures, including building improvements, that were in the building at the time of the commencement of the sublease, and paid the Company a certain monthly amount through October 2002, to offset the operating expenses of this building, all of which was valued in the aggregate at $5.9 million. Included in the aggregate amount was $3.6 million representing the fair value of furniture and fixtures. This credit balance began to amortize, as a reduction to related rent expense, in fiscal 2004 and will continue to do so until the lease terminates in June 2020. The furniture and fixtures are being depreciated over a period of seven years. As of February 28, 2009 and February 29, 2008, the carrying amount of the long-term deferred lease credit was $4.4 million and $4.5 million, respectively.

Product Indemnification

The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party from losses arising in connection with the Company’s services or products, or from losses arising in connection with certain events defined within a particular contract, which may include litigation or claims relating to intellectual property infringement, certain losses arising from damage to property or injury to persons or other matters. In each of these circumstances, payment by the Company is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claims. Further, the Company’s obligations under these agreements may in certain cases be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third-parties for certain payments made by the Company.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 15—Legal Proceedings

Red Hat Professional Consulting, Inc., formerly PTI, a wholly owned subsidiary of the Company acquired in February 2001, together with its former directors and some of its former principal shareholders, is a defendant in a suit brought by a former employee in DeKalb County Superior Court in Georgia (Case No. 00-CV-5509-8). The plaintiff asserts, among other things, slander, breach of a shareholder agreement and of various employment agreements and seeks monetary damages. Red Hat Professional Consulting, Inc. has filed an answer, affirmative defenses and counterclaims, denying all liability. All discovery in the matter is complete. On October 31, 2005, a hearing was held on defendants’ Third Motion for Partial Summary Judgment, and the Court granted summary judgment on three of the claims. A pre-trial order was entered in the matter, and it was set for trial on December 11, 2006. However, the Court elected to delay trial for purposes of rehearing plaintiff’s motion for partial summary judgment, and that hearing was held on December 11, 2006. On February 16, 2007, the Court issued an order in favor of plaintiff and against all defendants on plaintiff’s claim that his stock option agreement had been breached. The order was appealed by the defendants to the Georgia Court of Appeals, which on March 17, 2008, reversed the trial court, vacated the trial court’s order, and remanded for further proceedings. The Company filed a timely motion to reconsider with the Georgia Court of Appeals questioning the line of cases upon which the decision was rendered and the standard the court indicated should be applied by the trial court in determining the issues on remand. That motion was denied. The Company filed a petition for writ of certiorari in the Georgia Supreme Court, and that petition was denied on September 8, 2008, and the case was remanded to the trial court for further proceedings. On March 25, 2009, the trial court heard oral argument on the parties’ cross-motions for summary judgment and denied those motions. The Company has been indemnified, subject to certain limitations, in this matter by the former PTI shareholders; however, there is a possibility that any damage award in this case could, if upheld, exceed the limits of such indemnification.

Commencing on or about March 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. Approximately 310 other IPO issuers were named as defendants in similar class action complaints (together, the “IPO Allocation Actions”). On August 8, 2001, Chief Judge Michael Mukasey of the U.S. District Court for the Southern District of New York issued an order that transferred all of the IPO Allocation Actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings (Case No. 21 MC 92). The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages, attorneys’ and expert fees and other unspecified costs. In October of 2002, the individual director and officer defendants of the Company were dismissed from the case without prejudice. In October of 2004, the District Court certified a class in six of the 310 actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Company’s action is not one of the focus cases. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification with respect to the focus cases and remanded the matter for further consideration. In September 2007, discovery moved forward in the focus cases and plaintiff

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

filed and amended complaints against the focus case issuer and underwriter defendants. Defendants in the focus cases filed motions to dismiss the second amended complaints in November 2007 and filed their oppositions to plaintiffs’ motion for class certification in December 2007. The motions to dismiss in the focus cases were granted in part and denied in part, and the issue of class certification is currently pending before the Court. On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a settlement agreement to resolve the lawsuit, to which the Company has consented and for which payments called for by the settlement agreement are to be paid by the defendant insurers. The trial court will determine whether to approve the proposed settlement. In the event that the settlement is not approved, the Company intends to defend itself vigorously in this matter. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved.

Commencing on August 4, 2003, the Company filed suit against The SCO Group, Inc. (“SCO”) in the U.S. District Court for the District of Delaware seeking a declaratory judgment that the Company is not infringing any of SCO’s intellectual property rights (Civil Action No. 03-722-SLR). In addition, the Company has asserted claims against SCO under Delaware and federal law, including deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, trade libel and violations of the Lanham Act. The Company contends that SCO has made false and misleading public statements in alleging that software code, in which SCO claims to own copyrights and trade secrets, was misappropriated and incorporated into the Company’s product and that SCO has threatened legal action. On September 15, 2003, SCO filed a motion to dismiss contending, among other things, that no actual controversy exists and that the declaratory judgment that the Company seeks would not be warranted. On April 6, 2004, the Court denied SCO’s motion to dismiss but stayed further action in the case pending resolution of litigation underway in the U.S. District Court for the District of Utah between SCO and IBM. On April 20, 2004, Red Hat filed a motion for reconsideration contending that a stay based on the Utah case would be inappropriate. On March 31, 2005, the Court denied the Company’s motion to reconsider but extended to the Company the right to renew the motion should matters materially change in the SCO v. IBM litigation. SCO filed for bankruptcy protection in the District of Delaware on September 14, 2007, and on September 17, 2007 SCO filed a Notice in the pending case referencing the automatic stay in bankruptcy and asking the court to take the case off its active calendar. On October 15, 2007, SCO filed a schedule in the bankruptcy proceeding, listing Red Hat’s claim as disputed and unliquidated. On April 18, 2008, Red Hat filed a proof-of-claim in the bankruptcy proceeding, which is currently pending. On September 23, 2008, the judge in the bankruptcy proceeding extended the deadline for SCO to file a plan of reorganization through December 31, 2008, and extended the exclusive period for soliciting acceptances through March 2, 2009. On December 30, 2008, SCO filed a motion to extend the exclusive period for it to file a plan of reorganization to January 16, 2009 and the exclusive period for it to solicit acceptances to March 18, 2009. On January 8, 2009, SCO filed an Amended Joint Plan of Reorganization and related Disclosure Statement. The Court denied a motion to further extend the exclusive period on March 30, 2009.

In the summer of 2004, 14 class action lawsuits were filed against the Company and several of its former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of North Carolina. In each of the actions, plaintiffs seek to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arise in connection with the Company announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs assert that certain former officers (the “Individual Defendants”) and the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), and Rule 10b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs seek unspecified damages, interest, costs,

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in the Company’s common stock, disgorgement by the Company’s former chief executive officer and former chief financial officer of certain compensation and profits from trading in the Company’s common stock pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 and other relief. As of September 8, 2004, all of these class action lawsuits were consolidated into a single action referenced as Civil Action No. 5:04-CV-473BR and titled In re Red Hat, Inc. Securities Litigation. On May 6, 2005, the plaintiffs filed an amended consolidated class action complaint. On July 29, 2005, the Company, on behalf of itself and the Individual Defendants, filed a motion to dismiss the action for failure to state a claim upon which relief may be granted. Also on that date, PricewaterhouseCoopers LLP (“PwC”), another defendant, filed a separate motion to dismiss. On May 12, 2006, the Court issued an order granting the motion to dismiss the Securities Exchange Act claims against several of the Individual Defendants, but denying the motion to dismiss the Securities Exchange Act claims against the Company, its former chief executive officer and former chief financial officer. The Court dismissed the claims under the Sarbanes-Oxley Act in their entirety, and also granted PwC’s motion to dismiss. On November 6, 2006, the plaintiffs filed a motion for class certification. Subsequent to the filing of that motion, several plaintiffs withdrew as potential class representatives, and the Company opposed the certification of the remaining proposed class representatives. On May 11, 2007, the Court entered an order denying class certification and denying all other pending motions as moot. Thereafter, on July 13, 2007 Charles Gilbert filed a renewed motion for appointment as lead plaintiff and approval of selection of lead counsel. On November 13, 2007, the Court entered an Order allowing Gilbert’s motion, appointing him lead plaintiff and adding him as a party plaintiff and appointing lead counsel. On January 14, 2008, Gilbert’s counsel filed a motion to certify the action as a class action, which has since been briefed by the parties and now awaits disposition by the Court. The Company intends to vigorously defend any remaining claims in this matter. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved.

On October 4, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington (Civil Action No. C07-1587 JLR) against, among others, The Goldman Sachs Group, Inc. and JPMorgan Chase & Co., lead underwriters of the Company’s initial public offering in August 1999. The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the underwriters and certain unnamed officers, directors and principal stockholders exceeded ten percent of the Company’s outstanding common stock from the date of the Company’s initial public offering on August 11, 1999, through at least August 10, 2000. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b) of the Securities Exchange Act of 1934, as amended, and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The Company was named as a nominal defendant in the action. On February 29, 2008, plaintiff filed an amended complaint asserting substantially similar claims as those set forth in the initial complaint. In July 2008, the Company and the underwriter defendants filed motions to dismiss. On March 12, 2009, the Court granted the Company’s motion to dismiss and dismissed the case without prejudice. Plaintiff filed a notice of appeal on March 31, 2009.

On October 9, 2007, IP Innovation, LLC and Technology Licensing Corporation filed a complaint in the Eastern District of Texas (Civil Action No. 2-07CV-447) against Red Hat, Inc. and Novell, Inc., alleging direct and indirect infringement of U.S. Patent Nos. 5,072,412, 5,394,521 and 5,533,183 with regard to aspects of the Company’s Linux-based products. The complaint seeks, among other relief, compensatory damages, enhanced damages and injunctive relief. The Company answered the complaint on February 1, 2008, including counterclaims against plaintiffs for declaratory judgment of invalidity, unenforceability and noninfringement of the patents-in-suit, and the plaintiffs filed a reply to those counterclaims on February 11, 2008. Discovery in the

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

case has begun. Based on the Company’s efforts to date, it believes it has meritorious defenses to this matter, and intends to vigorously defend itself. There can be no assurance, however, that the Company will be successful in its defense, and an adverse resolution of the lawsuit could have a material adverse effect on its business, financial position and results of operations, including its ability to continue to commercialize the technologies implicated in the litigation.

On March 3, 2009, Software Tree LLC filed a complaint in the Eastern District of Texas (Civil Action No. 6:09-cv-00097-LED) against Red Hat, Inc., Hewlett-Packard Co., Genuitec, L.L.C., and Dell, Inc. alleging direct and indirect infringement of U.S. Patent No. 6,163,776 with regard to aspects of the Company’s JBoss Hibernate product, among other products of the Defendants. The complaint seeks, among other relief, compensatory damages, enhanced damages and injunctive relief. The Company answered the complaint on April 7, 2009 and denied the allegations of direct and indirect infringement, asserted affirmative defenses and filed a counterclaim seeking a declaration that the patent was not infringed and was invalid. Based on the Company’s efforts to date, it believes it has meritorious defenses to this matter, and intends to vigorously defend itself. There can be no assurance, however, that the Company will be successful in its defense, and an adverse resolution of the lawsuit could have a material adverse effect on its business, financial position and results of operation, including its ability to continue to commercialize the technologies implicated in the litigation.

The Company also experiences other routine litigation in the normal course of its business. The Company believes that the outcome of this routine litigation will not have a material adverse effect on its financial position and results of operations.

NOTE 16—Employee Benefit Plans

401(k) Plan

The Company provides a retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended (“IRC”). Participants may elect to contribute a portion of their annual compensation to the plan, after complying with certain limitations set by the IRC. Employees are eligible to participate in the plan if they are over 21 years of age. The Company has the option to make contributions to the plan and contributed $6.0 million, $4.8 million and $3.2 million to the plan for the years ended February 28, 2009, February 29, 2008 and February 28, 2007, respectively.

Employee Stock Purchase Plan

In 1999, the Company’s stockholders approved the 1999 Employee Stock Purchase Plan (the “Plan”), under which 1,500,000 shares of the Company’s common stock could be sold to employees. The Plan provides that participants may authorize the Company to withhold up to the lesser of 15% or $12,500 of their earnings on a semi-annual basis, to purchase shares of stock at a price equal to the lesser of 85% of the fair value of the stock as of the first business day of the period or the last business day of the period. The Plan will terminate at the earlier of the date that all 1,500,000 shares have been sold or June 2, 2009. During the year ended February 28, 2007, 254,000 shares of the Company’s common stock were sold under the Plan. The Company’s Board of Directors has indefinitely suspended future offerings under the Plan. No shares were sold under the plan during the years ended February 28, 2009 and February 29, 2008.

NOTE 17—Share and Debenture Repurchase Program

On September 25, 2007, the Company announced that its Board of Directors had authorized a continuation of the Company’s common stock and debenture repurchase program that was announced in October 2006. Under

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the continued program, the Company was authorized to repurchase up to an aggregate of $250.0 million of common stock and $75.0 million of debentures from time to time on the open market or in privately negotiated transactions, as applicable.

On September 29, 2008, the Company announced that its Board of Directors had amended the repurchase program to increase by $125.0 million the amount of debentures that may be repurchased and extended the program so that it expired on the earlier of (i) November 30, 2008 or (ii) a determination by the Board of Directors, the Chief Executive Officer or the Chief Financial Officer to discontinue the program. On October 14, 2008, the Company announced that its Board of Directors had amended the repurchase program to increase by an additional $85.0 million the amount of debentures that may be repurchased under the program. During the fiscal year ended February 28, 2009, the Company repurchased debentures with an aggregate face-amount of $284.5 million under the program. In addition, during the three months ended February 28, 2009, the Company repurchased and redeemed $285.5 million in debentures, pursuant to the terms of the debentures, at face amount. Accordingly, during the year ended February 28, 2009, the Company repurchased or redeemed, as the case may be, for $565.6 million all outstanding debentures with an aggregate face amount of $570.0 million.

On November 17, 2008, the Company announced that its Board of Directors had amended the repurchase program to authorize the repurchase of up to an aggregate of $250.0 million of Common Stock, without regard to amounts previously repurchased under prior programs. The amended program expires on the earlier of (i) October 31, 2010 or (ii) a determination by the Board of Directors, the Chief Executive Officer or the Chief Financial Officer to discontinue the program. As of February 28, 2009, the amount available under the program for the repurchase of Common Stock was $246.0 million.

NOTE 18—Unaudited Quarterly Results

Below are unaudited condensed quarterly results for the year ended February 28, 2009:

	Year Ended February 28, 2009 Unaudited
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except per share data)
Revenue:
Subscriptions	$139,356	$135,451	$135,709	$130,694
Training and services	26,865	29,881	28,674	25,941

Total subscription and training and services revenue	$166,221	$165,332	$164,383	$156,635
Gross profit	$140,568	$138,796	$136,875	$130,206
Income from operations	$20,237	$20,970	$21,404	$19,910
Other income, net	$5,216	$13,795	$14,778	$10,020
Net income	$15,988	$24,305	$21,138	$17,290
Diluted net income (b)	$16,210	$25,147	$22,032	$18,184
Net income per common share (a):
Basic	$0.08	$0.13	$0.11	$0.09
Diluted	$0.08	$0.12	$0.10	$0.08
Weighted average shares outstanding:
Basic	190,146	190,665	191,485	190,779
Diluted	197,820	208,408	220,039	218,853

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)	Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per common share.
(b)	Diluted net income is computed by adjusting net income for the interest expense and amortization of debt issuance costs associated with the debentures, assuming the debentures were converted to common stock.

Below are unaudited condensed quarterly results for the year ended February 29, 2008:

	Year Ended February 29, 2008 Unaudited
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except per share data)
Revenue:
Subscriptions	$121,862	$115,732	$109,172	$103,045
Training and services	19,630	19,649	18,098	15,828

Total subscription and training and services revenue	$141,492	$135,381	$127,270	$118,873
Gross profit	$120,093	$114,455	$107,206	$100,609
Income from operations	$18,171	$19,453	$17,796	$14,952
Other income, net	$18,372	$14,440	$14,030	$13,578
Net income	$22,006	$20,283	$18,157	$16,221
Diluted net income (b)	$22,929	$21,177	$19,050	$17,100
Net income per common share (a):
Basic	$0.11	$0.10	$0.09	$0.08
Diluted	$0.10	$0.10	$0.09	$0.08
Weighted average shares outstanding:
Basic	193,189	194,038	193,634	193,082
Diluted	220,356	221,547	221,688	221,407

(a)	Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per common share.
(b)	Diluted net income is computed by adjusting net income for the interest expense and amortization of debt issuance costs associated with the debentures, assuming the debentures were converted to common stock.

NOTE 19—Subsequent Events

From March 1, 2009 through April 28, 2009, the Company repurchased an aggregate of 2,196,676 shares of its common stock for $37.8 million. These repurchases were made pursuant to the Company’s previously announced repurchase program. See NOTE 17 to the Consolidated Financial Statements for further discussion of the repurchase program. As of April 28, 2009, the amount available for repurchase of common stock under the program was $208.2 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Report of Management on Internal Control Over Financial Reporting

Report of Management on internal control over financial reporting is set forth above under PART II, Item 8, “Financial Statements and Supplementary Data—Report of Management on Internal Control Over Financial Reporting.”

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We intend to file with the SEC a definitive proxy statement with respect to the Annual Meeting of Stockholders to be held on August 13, 2009 (the “2009 Annual Meeting”). The information under the sections entitled “Item No. 1: Election of Directors,” “Beneficial Ownership of Our Common Stock”, “Corporate Governance and Board of Director Information”, “Compensation and Other Information Concerning Executive Officers” and “Other Matters” from our definitive proxy statement for the 2009 Annual Meeting, which is to be filed with the SEC not later than 120 days after the close of our fiscal year ended February 28, 2009 (the “2009 Proxy Statement”), is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the section entitled “Compensation and Other Information Concerning Executive Officers” and “Corporate Governance and Board of Director Information” from the 2009 Proxy Statement is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the sections entitled “Beneficial Ownership of Our Common Stock” and “Compensation and Other Information Concerning Executive Officers” from the 2009 Proxy Statement is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the section entitled “Corporate Governance and Board of Directors Information” from the 2009 Proxy Statement is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the sections entitled “Item No. 2: Ratification of Selection of Independent Registered Public Accounting Firm” from the 2009 Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report under “Item 8—Financial Statements and Supplementary Data”:

1. Financial Statements:

Report of Independent Registered Public Accounting Firm	65
Consolidated Balance Sheets at February 28, 2009 and February 29, 2008	66
Consolidated Statements of Operations for the years ended February 28, 2009, February 29, 2008 and February 28, 2007	67
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended February 28, 2009, February 29, 2008 and February 28, 2007	68
Consolidated Statements of Cash Flows for the years ended February 28, 2009, February 29, 2008 and February 28, 2007	69
Notes to Consolidated Financial Statements	70

2. Financial Statement Schedules:

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3. List of Exhibits:

Exhibit No.		Description of Exhibit

3.1+

Third Amended and Restated Certificate of Incorporation, as amended, of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on July 10, 2007 (File no. 001-33162))

3.2+

Amended and Restated By-Laws, as amended, of the registrant (incorporated by reference to Exhibit 3.1 to the registrants Current Report on Form 8-K filed with the SEC on January 21, 2009 (File no. 001-33162))

4.1+

Specimen certificate representing the common stock of the registrant (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1/A filed with the SEC on July 19, 1999 (File no. 333-94775))

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

Exhibit No.		Description of Exhibit

10.3+		GNU General Public License (incorporated by reference to Exhibit 10.13 to the registrant’s Registration Statement on Form S-1 filed with the SEC on June 4, 1999 ((File no. 333-80051))

10.4+*

Employment Agreement by and between the registrant and Matthew Szulik dated July 24, 2002 (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K filed with the SEC on May 29, 2003 (File No. 000-26281))

10.5+*

Restricted Stock Award Agreement by and between the registrant and Matthew Szulik dated June 27, 2001 (incorporated by reference as Exhibit 10.03 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on October 10, 2008 (File no. 001-33162))

10.6+*

Red Hat, Inc. 1999 Stock Option and Incentive Plan, as Amended and Restated August 2, 2001 (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 10, 2008 (File no. 001-33162))

10.7+*

Restricted Stock Award Agreement by and between the registrant and Matthew Szulik dated December 17, 2003 (incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report filed on Form 10-K with the SEC on May 14, 2004 (File no. 000-26281))

10.8+*

Letter Agreement by and between registrant and Charles E. Peters, Jr. dated August 16, 2004 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on October 12, 2004 (File no. 000-26281))

10.9+*

Incentive Stock Option Agreement by and between registrant and Charles E. Peters, Jr. dated August 31, 2004 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on October 12, 2004 (File no. 000-26281))

10.10+	*

Non-Qualified Stock Option Agreement by and between registrant and Charles E. Peters dated August 31, 2004 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on October 12, 2004 (File no. 000-26281))

10.11+	*

Form of Long Term Incentive Plan Non-Qualified Stock Option Agreement for Directors pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report filed on Form 8-K with the SEC on December 21, 2004 (File No. 000-26281))

10.12+	*

Form of Long Term Incentive Plan Restricted Stock Agreement pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report filed on Form 8-K with the SEC on December 21, 2004 (File No. 000-26281))

10.13+	*

Form of Non-Qualified Stock Option Agreement pursuant to Red Hat, Inc. 1999 Stock Option and Incentive Plan, as amended (incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report filed on Form 10-K with the SEC on May 16, 2005 (File no. 000-26281))

10.14+	*

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

Exhibit No.		Description of Exhibit

10.17+	*

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

10.19+	*

Amendment to Restricted Stock Award Agreement by and between the registrant and Matthew J. Szulik dated December 30, 2005 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report filed on form 8-K with the SEC on January 6, 2006 (File No. 000-26281))

10.20+-

Limited Liability Company Agreement of Open Inventions Network dated November 8, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on January 9, 2006 (File no. 000-26281))

10.21+*

Form of Long-Term Incentive Plan Restricted Stock Agreement pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on January 9, 2006 (File No. 000-26281))

10.22+*		2006 Performance Compensation Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report filed on Form 8-K with the SEC on August 23, 2006 (File no. 000-26281))

10.23+*

Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 10, 2009 (File no. 001-33162))

10.24+*		Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report filed on Form 8-K with the SEC on February 28, 2007 (File No. 001-33162))

10.25+*

Form of Restricted Stock Award Agreement pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report filed on Form 8-K with the SEC on February 28, 2007 (File No. 001-33162))

10.26+*

Form of Non-Qualified Stock Option Agreement for Executive Employees pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report filed on Form 8-K with the SEC on February 28, 2007 (File No. 001-33162))

10.27+*

Form of Amendment to Equity Awards of Executive pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report filed on Form 8-K with the SEC on February 28, 2007 (File No. 001-33162))

10.28+*

Senior Management Change in Control Severance Policy (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report filed on Form 8-K with the SEC on February 28, 2007 (File No. 001-33162))

10.29+*		Executive Variable Compensation Plan (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report filed on Form 8-K with the SEC on May 16, 2007 (File No. 001-33162))

10.30+*

Form of Restricted Stock Unit Agreement pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (Non-Executive, U.S. Participants) (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on October 10, 2007 (File No. 001-33162))

Exhibit No.	Description of Exhibit

10.31+*

Form of Restricted Stock Unit Agreement pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (Non-Executive, Non U.S. Participants) (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on October 10, 2007 (File No. 001-33162))

10.32+*

Form of Performance Share Unit Agreement pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report filed on Form 8-K with the SEC on October 15, 2007 (File No. 001-33162))

10.33+*

Executive Employment Agreement, dated December 19, 2007, between Red Hat, Inc. and James M. Whitehurst (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on January 9, 2008 (File No. 001-33162))

10.34+*

Form of Amendment to Performance Share Unit Agreement pursuant to the Red Hat, Inc. 2004 Long- Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.38 to the registrant’s Annual Report filed on Form 10-K with the SEC on April 29, 2008 (File No. 001-33162))

10.35+*

Form of Director Deferred Stock Unit Agreement pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.39 to the registrant’s Annual Report filed on Form 10-K with the SEC on April 29, 2008
(File No. 001-33162))

10.36+*

Executive Transition Agreement between Red Hat, Inc. and Matthew J. Szulik dated February 28, 2008 (incorporated by reference to Exhibit 10.40 to the registrant’s Annual Report filed on Form 10-K with the SEC on April 29, 2008 (File No. 001-33162))

10.37+*

Non-Executive Chairman Agreement between Red Hat, Inc. and Matthew J. Szulik dated February 28, 2008 (incorporated by reference to Exhibit 10.41 to the registrant’s Annual Report filed on Form 10-K with the SEC on April 29, 2008 (File No. 001-33162))

10.38+*	2008 Independent Director Compensation Plan (incorporated by reference to Exhibit 10.42 to the registrant’s Annual Report filed on Form 10-K with the SEC on April 29, 2008 (File No. 001-33162))

10.39+*

Form of Performance Share Unit Agreement adopted May 2008 pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report filed on Form 8-K with the SEC on May 23, 2008
(File No. 001-33162))

10.40+*

Form of Director Deferred Stock Unit Agreement (Vested) pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on July 10, 2008
(File No. 001-33162))

10.41+*

Form of Director Deferred Stock Unit Agreement (With Vesting) pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on July 10, 2008 (File No. 001-33162))

10.42+*

Form of Director Restricted Stock Unit Agreement pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on July 10, 2008
(File No. 001-33162))

10.43+*	Senior Management Severance Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report filed on Form 8-K with the SEC on December 29, 2008 (File No. 001-33162))

Exhibit No.	Description of Exhibit

10.44+*

Form of Executive Agreement by and between Red Hat and each Plan Participant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report filed on Form 8-K with the SEC on December 29, 2008 (File No. 001-33162))

10.45+*

Form of Amendment to Equity Awards with Independent Directors (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on January 9, 2009 (File No. 001-33162))

10.46+*

Letter Agreement dated December 23, 2008 between Red Hat, Inc. and James M. Whitehurst amending the Executive Employment Agreement between the parties dated December 19, 2007 (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on January 9, 2009 (File No. 001-33162))

10.47+*

Employee Inventions Assignment Agreement and Restrictive Obligations Agreement dated January 1, 2008 between Red Hat, Inc. and James M. Whitehurst (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on January 9, 2009 (File No. 001-33162))

10.48+*

Letter Agreement dated December 29, 2008 between Red Hat, Inc. and Matthew J. Szulik amending the Non-executive Chairman Agreement between the parties dated February 28, 2008 (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on January 9, 2009 (File No. 001-33162))

10.49+*

Letter Agreement dated December 29, 2008 between Red Hat, Inc. and Matthew J. Szulik amending the Executive Transition Agreement between the parties dated February 28, 2008 (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on January 9, 2009 (File No. 001-33162))

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

Date: April 29, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JAMES M. WHITEHURST James M. Whitehurst	President, Chief Executive Officer and Director (principal executive officer)	April 29, 2009

/S/ CHARLES E. PETERS, JR. Charles E. Peters, Jr.	Executive Vice President and Chief Financial Officer (principal financial officer)	April 29, 2009

/S/ MARK E. COOK Mark E. Cook	Vice President Finance and Controller (principal accounting officer)	April 29, 2009

/S/ W. STEVE ALBRECHT W. Steve Albrecht	Director	April 29, 2009

/S/ MICHELINE CHAU Micheline Chau	Director	April 29, 2009

/S/ JEFFREY J. CLARKE Jeffrey J. Clarke	Director	April 29, 2009

/S/ MARYE ANNE FOX Marye Anne Fox	Director	April 29, 2008

/S/ NARENDRA K. GUPTA Narendra K. Gupta	Director	April 29, 2009

/S/ WILLIAM S. KAISER William S. Kaiser	Director	April 29, 2009

/S/ HENRY HUGH SHELTON Henry Hugh Shelton	Director	April 29, 2009

/S/ MATTHEW J. SZULIK Matthew J. Szulik	Chairman of the Board of Directors	April 29, 2009

Exhibit Index

Exhibit No.	Exhibit
21.1	Subsidiaries of Red Hat, Inc.

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350