Form 10-Q
period 2009-05-31
RED HAT INC
filed 2009-07-10
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of June 30, 2009, there were 188,007,091 shares of common stock outstanding.

RED HAT, INC.

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands—except share and per share amounts)

	May 31, 2009 (Unaudited)	February 28, 2009
ASSETS
Current assets:
Cash and cash equivalents	$510,616	$515,548
Investments in debt and equity securities, short-term	206,891	147,178
Accounts receivable, net of allowances for doubtful accounts of $2,758 and $2,387, respectively	106,639	128,669
Prepaid expenses and other current assets	95,387	99,437

Total current assets	919,533	890,832
Property and equipment, net of accumulated depreciation and amortization of $96,923 and $91,140, respectively	69,619	67,913
Goodwill	438,901	438,109
Identifiable intangibles, net	119,638	122,177
Investments in debt securities, long-term	167,028	183,363
Other assets, net	51,104	51,242

Total assets	$1,765,823	$1,753,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,089	$9,576
Accrued expenses	52,104	54,123
Deferred revenue	402,764	382,050
Other current obligations	878	900

Total current liabilities	468,835	446,649
Deferred lease credits	4,319	4,470
Long-term deferred revenue	164,576	161,032
Other long-term obligations	34,573	35,432
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 208,435,308 and 207,794,700 shares issued, and 187,937,113 and 189,998,611 shares outstanding at May 31, 2009 and February 28, 2009, respectively	21	21
Additional paid-in capital	1,295,305	1,281,469
Retained earnings	69,033	50,519
Treasury stock at cost, 20,498,267 and 17,796,089 shares at May 31, 2009 and February 28, 2009, respectively	(283,054)	(236,283)
Accumulated other comprehensive income	12,215	10,327

Total stockholders’ equity	1,093,520	1,106,053

Total liabilities and stockholders’ equity	$1,765,823	$1,753,636

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands—except per share amounts)

(Unaudited)

	Three Months Ended
	May 31, 2009	May 31, 2008
Revenue:
Subscriptions	$148,790	$130,694
Training and services	25,598	25,941

Total subscription and training and services revenue	174,388	156,635

Cost of subscription and training and services revenue:
Cost of subscriptions	10,050	8,957
Cost of training and services	16,418	17,472

Total cost of subscription and training and services revenue	26,468	26,429

Gross profit	147,920	130,206
Operating expense:
Sales and marketing	63,977	59,271
Research and development	35,102	28,911
General and administrative	23,785	22,114

Total operating expense	122,864	110,296

Income from operations	25,056	19,910
Other income, net	3,480	10,020
Interest expense	(53)	(1,586)

Income before provision for income taxes	28,483	28,344
Provision for income taxes	9,969	11,054

Net income	$18,514	$17,290

Basic net income per common share	$0.10	$0.09

Diluted net income per common share	$0.10	$0.08

Weighted average shares outstanding
Basic	188,916	190,779
Diluted	194,382	218,853

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	May 31, 2009	May 31, 2008
Cash flows from operating activities:
Net income	$18,514	$17,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,810	9,097
Share-based compensation expense	10,676	10,561
Deferred income taxes	6,428	8,767
Excess tax benefits from share-based payment arrangements	(14,200)	(8,967)
Other	(124)	561
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable	26,278	19,320
Prepaid expenses and other current assets	644	(5,003)
Accounts payable	2,997	(5,570)
Accrued expenses	(3,029)	1,986
Deferred revenue	2,361	15,454
Other assets, net	(152)	(134)

Net cash provided by operating activities	61,203	63,362

Cash flows from investing activities:
Purchase of investment in debt securities available for sale	(157,034)	(305,646)
Proceeds from sales and maturities of investment in debt securities available for sale	122,449	216,534
Proceeds from sales of investment in equity securities available for sale	221	—
Acquisitions of businesses, net of cash acquired	—	(43,750)
Purchase of developed software and other intangible assets	(989)	(1,615)
Purchase of property and equipment	(6,028)	(9,522)

Net cash used in investing activities	(41,381)	(143,999)

Cash flows from financing activities:
Excess tax benefits from share-based payment arrangements	14,200	8,967
Proceeds from exercise of common stock options	4,400	11,447
Payments related to net settlement of employee share-based awards	(1,798)	—
Purchase of treasury stock	(46,771)	(9,147)
Structured stock repurchase	—	1,989
Proceeds from other borrowings	—	66
Payments on other borrowings	(900)	(23)

Net cash provided by (used in) financing activities	(30,869)	13,299

Effect of foreign currency exchange rates on cash and cash equivalents	6,115	158

Net decrease in cash and cash equivalents	(4,932)	(67,180)
Cash and cash equivalents at beginning of period	515,548	677,720

Cash and cash equivalents at end of period	$510,616	$610,540

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

NOTE 2—Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three months ended May 31, 2009 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months ended May 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2010. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting. For further information, see the Company’s Consolidated Financial Statements, including notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Revenue Recognition

The Company establishes persuasive evidence of a sales arrangement for each type of revenue transaction based on either a signed contract with the end customer, a click-through contract on the Company’s website whereby the customer agrees to the Company’s standard subscription terms, signed or click-through distribution contracts with original equipment manufacturers (“OEMs”) and other resellers, or, in the case of individual training seats, through receipt of payment which indicates acceptance of the Company’s training agreement terms.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Impairment of Goodwill and Other Long-Lived Assets

The Company tests goodwill for impairment annually and whenever events or circumstances indicate an impairment may exist. Accounting principles generally accepted in the U.S. require goodwill be tested at least annually using a two-step process that begins with identifying potential impairment. Potential impairment is identified if the fair value of the reporting unit to which goodwill applies is less than the recognized or book value of the related reporting entity, including such goodwill. Where the book value of a reporting entity, including related goodwill, is greater than the reporting entity’s fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. For the three months ended May 31, 2009 and May 31, 2008, the Company did not identify any potential impairment related to its goodwill.

The Company evaluates the recoverability of its property and equipment and other assets whenever events or changes in circumstances indicate an impairment may have occurred. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets. For the three months ended May 31, 2009 and May 31, 2008, no potential impairment losses related to the Company’s long-lived assets were identified.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Investments in Debt and Equity Securities

The Company’s investments at May 31, 2009 and February 28, 2009 are in debt and equity securities which are classified as available for sale and carried at market value as described below. Investments in debt securities are classified as either a cash equivalent, current asset (Investments in debt and equity securities, short-term) or long-term asset (Investments in debt securities, long-term) based on the maturity date. Investments with a maturity date of one year or less from the balance sheet date are classified as a current asset and those with a maturity date of greater than one year are classified as a long-term asset. The weighted average maturity period of the Company’s investment in debt securities was 0.4 years at May 31, 2009 and February 28, 2009.

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

	Three Months Ended May 31, 2009	Three Months Ended May 31, 2008
Debt securities:
Unrealized gains (losses) on available-for-sale debt securities during the period	$2,556	$(4,848)
Average rate of total return on investment in debt securities portfolio	1.8%	3.4%
Equity securities:
Unrealized gains on available-for-sale equity securities during the period (1)	$6,734	$—

(1)	Investments in equity securities available for sale at May 31, 2009 consist of equity ownership in a company which underwent an initial public offering (“IPO”) in 2008. Prior to completing its IPO, the Company accounted for this investment on a cost basis, which totaled $2.2 million at May 31, 2008. At May 31, 2009 and February 28, 2009 this equity investment is carried at fair value which totaled $12.7 million and $6.0 million, respectively, and is classified as available for sale and included in investments in debt and equity securities, short-term on the Company’s Consolidated Balance Sheets.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value should maximize the use of observable inputs and minimize the use of unobservable inputs. To measure fair value, the Company uses the following fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable:

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

(Unaudited)

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

Unrealized gains and temporary losses on investments classified as available for sale are included within accumulated other comprehensive income, net of any related tax effect. Upon realization, such amounts are reclassified from accumulated other comprehensive income to investment income. Realized gains and losses and other than temporary impairments, if any, are reflected in the statements of operations as other income, net. The Company does not recognize changes in the fair value of its investments in income unless a decline in value is considered other-than-temporary. At May 31, 2009 and February 28, 2009, the vast majority of the Company’s investments were priced by pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, the Company assesses other factors to determine the security’s market value, including broker quotes or model valuations. Independent price verifications of all holdings are performed by pricing vendors which are then reviewed by the Company. In the event a price fails a pre-established tolerance check, it is researched so that the Company can assess the cause of the variance to determine what the Company believes is the appropriate fair market value.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at May 31, 2009 (in thousands):

	As of May 31, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$396,468	$396,468	$—	$—
Available-for-sale securities (1):
Treasuries	17,198	17,198	—	—
Certificate of deposit	51,618	—	51,618	—
Commercial paper	1,999		1,999
Agencies	192,992	—	192,992	—
Corporates	132,831	—	132,831	—
Equities (1)	12,733	12,733	—	—
Foreign currency derivatives (2)	49	—	49	—

Total	$805,888	$426,399	$379,489	$—

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(1)	Included in either cash and cash equivalents or investments in debt and equity securities in the Company’s Consolidated Balance Sheet at May 31, 2009, in addition to $78.7 million of cash.

(2)	Included in prepaid expenses and other current assets in the Company’s Consolidated Balance Sheet at May 31, 2009.

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at February 28, 2009 (in thousands):

	As of February 28, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$417,632	$417,632	$—	$—
Available-for-sale securities (1):
Treasuries	17,163	17,163	—	—
Certificate of deposit	27,133	—	27,133	—
Agencies	183,636	—	183,636	—
Corporates	122,899	—	122,899	—
Equities (1)	6,022	6,022	—	—
Foreign currency derivatives (3)	30	—	30	—
Liabilities:
Foreign currency derivatives (2)	(64)	—	(64)	—

Total	$774,451	$440,817	$333,634	$—

(1)	Included in either cash and cash equivalents or investments in debt and equity securities in the Company’s Consolidated Balance Sheet at February 28, 2009, in addition to $71.6 million of cash.

(2)	Included in accrued expenses in the Company’s Consolidated Balance Sheet at February 28, 2009.

(3)	Included in prepaid expenses and other current assets in the Company’s Consolidated Balance Sheet at February 28, 2009.

The following table represents the Company’s investments measured at fair value as of May 31, 2009 (in thousands):

		Gross Unrealized			Balance Sheet Classification
					Cash Equivalent Marketable Securities	Short-term Marketable Securities	Long-term Marketable Securities
	Amortized Cost	Gains	Losses (1)	Aggregate Fair Value
Money Markets	$396,468	$—	$—	$396,468	$396,468	$—	$—
Treasury	17,043	155	—	17,198	—	15,342	1,856
Certificate of Deposit	51,618	—	—	51,618	35,452	16,166	—
Commercial Paper	1,999	—	—	1,999	—	1,999	—
Agencies	192,139	906	(53)	192,992	—	93,643	99,349
Corporates	131,013	2,342	(524)	132,831	—	67,008	65,823
Equities	1,283	11,450	—	12,733	—	12,733	—

Total	$791,563	$14,853	$(577)	$805,839	$431,920	$206,891	$167,028

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(1)	Accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer totaled $0.5 million at May 31, 2009.

The following table represents the Company’s investments measured at fair value as of February 28, 2009 (in thousands):

		Gross Unrealized			Balance Sheet Classification
					Cash Equivalent Marketable Securities	Short-term Marketable Securities	Long-term Marketable Securities
	Amortized Cost	Gains	Losses (1)	Aggregate Fair Value
Money Markets	$417,632	$—	$—	$417,632	$417,632	$—	$—
Treasury	16,873	290	—	17,163	—	15,316	1,847
Certificate of Deposit	27,133	—	—	27,133	26,312	821	—
Commercial Paper	—	—	—	—	—	—	—
Agencies	182,683	989	(36)	183,636	—	70,364	113,272
Corporates	123,874	784	(1,759)	122,899	—	54,655	68,244
Equities	1,307	4,715	—	6,022	—	6,022	—

Total	$769,502	$6,778	$(1,795)	$774,485	$443,944	$147,178	$183,363

(1)	Accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer totaled $0.3 million at February 28, 2009.

Internal Use Software

The Company capitalized $2.7 million in costs related to the development of internal use software for its website, enterprise resource planning system and systems management applications during each of the three months ended May 31, 2009 and May 31, 2008. The Company amortizes the costs of computer software developed for internal use on a straight-line basis over an estimated useful life of five years. The carrying value of internal use software is included in property and equipment on the Company’s Consolidated Balance Sheets.

Capitalized Software Costs

Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. As a result of the Company’s practice of releasing source code that it has developed on a weekly basis for unrestricted download on the Internet, there is generally no passage of time between achievement of technological feasibility and the availability of the Company’s product for general release. Therefore, at May 31, 2009 and February 28, 2009, the Company had no internally developed capitalized software costs for products to be sold to third parties.

Property and Equipment

Property and equipment is primarily comprised of furniture, computer equipment, computer software and leasehold improvements which are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives as follows: furniture and fixtures, seven years; computer equipment, four years;

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Share-Based Compensation

The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements for the three months ended May 31, 2009 and May 31, 2008 (in thousands):

	Three Months Ended May 31, 2009	Three Months Ended May 31, 2008
Cost of revenue	$800	$681
Sales and marketing	3,110	3,996
Research and development	3,274	2,508
General and administrative	3,492	3,376

Total share-based compensation	$10,676	$10,561

Share-based compensation expense qualifying for capitalization was insignificant for each of the three months ended May 31, 2009 and May 31, 2008. Accordingly, no share-based compensation expense was capitalized during the three months ended May 31, 2009 and May 31, 2008.

During the three months ended May 31, 2009, the Company granted the following share-based awards:

	Three Months Ended May 31, 2009
	Shares and Shares Underlying Awards	Weighted Average Per Share Fair Value
Options	6,481	$7.04
Nonvested shares and share units	123,835	$18.28
Performance share units—target (1)	171,667	$19.73
Deferred share units	813	$19.86

Total awards	302,796	$18.87

(1)	On May 13, 2009, the Compensation Committee of the Company’s Board of Directors approved a Performance Share Unit Agreement for use with certain grants of performance share units (“PSUs”) to executive officers under the Red Hat, Inc. 2004 Amended and Restated Long-Term Incentive Plan, as Amended and Restated, in FY2010. During the three months ended May 31, 2009, certain executive officers were awarded a target number of PSUs, and depending on the Company’s financial performance relative to a specified peer group of companies, these executive officers may earn up to a maximum of 200% of the target number of PSUs over a performance period with three separate performance segments noted below. In respect of the first performance segment, which is the period from March 1, 2009 through February 28, 2010, up to 25% of the maximum number of PSUs may be earned. In respect of the second performance segment, which is the period from March 1, 2009 through February 28, 2011, up to 50% of the maximum number of PSUs (less the amount of PSUs earned in respect of the first performance segment) may be earned. In respect of the third and final performance segment, which is the period from March 1, 2009 through February 29, 2012, up to 100% of the maximum number of PSUs (less the aggregate amount of PSUs earned in respect of the first and second performance segments) may be earned.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Sales and Marketing Expenses

Sales and marketing expenses consist of costs, including salaries, sales commissions and related expenses, such as travel, of all personnel involved in the sales and marketing process. Sales and marketing expenses also include costs of advertising, sales lead generation programs, cooperative marketing arrangements and trade shows. Payments made to resellers or other customers are reported in accordance with Emerging Issues Task Force Issue Number 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“EITF 01-09”). All costs of advertising, to the extent allowable by EITF 01-09, are expensed as incurred. Advertising expense totaled $5.3 million and $4.9 million for the three months ended May 31, 2009 and May 31, 2008, respectively.

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

The Company continues to assess the realizability of its deferred tax assets, which primarily consist of share-based compensation expense deductions, including net operating loss (“NOL”) carryforwards related to such share-based compensation expense deductions and deferred revenue. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As of May 31, 2009, the net deferred tax asset balance was $87.8 million, of which $12.5 million is offset by a valuation allowance. The Company continues to maintain a valuation allowance against its deferred tax assets with respect to certain foreign NOLs, an acquired NOL carryforward that is subject to a limitation under Section 382 of the Internal Revenue Code and NOLs attributable to certain share-based compensation expense deductions related to excess benefits recognized prior to the adoption of SFAS 123R.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Foreign exchange gains and losses, which result from the process of remeasuring foreign currency transactions into the appropriate functional currency, are included in other income, net in the Company’s Consolidated Statements of Operations. Net foreign exchange losses included in other income were less than $0.1 million for the three months ended May 31, 2009 and $0.5 million for the three months ended May 31, 2008. The impact of changes in foreign currency exchange rates resulting from the translation of foreign currency financial statements into U.S. Dollars for financial reporting purposes is included in other comprehensive income, which is a separate component of stockholders’ equity. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average rates for the period.

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

The Company performs credit evaluations to reduce credit risk and generally requires no collateral from its customers. Management estimates the allowance for uncollectible accounts based on their historical experience and credit evaluation. The Company’s standard credit terms are net 30 days in the U.S., net 30 to 45 days in EMEA, and range from net 30 to net 60 days in Asia Pacific. One customer accounted for 18% and 12% of the Company’s accounts receivable at May 31, 2009 and February 28, 2009, respectively.

For the three months ended May 31, 2009 and May 31, 2008, there were no individually significant customers from which the Company generated revenue.

Net Income Per Common Share

The Company computes basic net income per common share by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income adjusted for interest expense and amortization of debt issuance costs associated with the convertible debentures, by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of shares

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

issuable upon the exercise of stock options or vesting of share-based awards and convertible securities such as the Company’s convertible debentures. Diluted net income per share for the three months ended May 31, 2008, assumes the conversion of the convertible debentures using the “if converted” method. The Company had no convertible debentures outstanding during the three months ended May 31, 2009.

The following table reconciles the numerators and denominators of the earnings per share calculation for the three months ended May 31, 2009 and May 31, 2008 (in thousands, except per share amounts):

	Three Months Ended
	May 31, 2009	May 31, 2008
Diluted net income per share computation:
Net income	$18,514	$17,290
Interest expense on convertible debt, net of related tax	—	435
Amortization of debt issuance costs, net of related tax	—	459

Net income—diluted	$18,514	$18,184

Weighted average common shares outstanding	188,916	190,779
Incremental shares attributable to assumed vesting or exercise of outstanding equity awards	5,466	5,801
Incremental shares attributable to assumed conversion of convertible debentures	—	22,273

Diluted shares	194,382	218,853

Diluted net income per share	$0.10	$0.08

The following shares awards are not included in the computation of diluted earnings per share because the aggregate value of proceeds considered received upon either exercise or vesting were greater than the average market price of the Company’s common stock during the related periods and the effect of including such share awards in the computation would be anti-dilutive (in thousands):

	Three Months Ended
	May 31, 2009	May 31, 2008
Number of shares considered anti-dilutive for calculating diluted EPS	9,058	8,103

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company has offices in more than 65 locations around the world. The Company manages its international business on an Americas-wide, EMEA-wide and Asia Pacific-wide basis. The following summarizes revenue, net income (loss) and total assets by geographic segment at and for the three months ended May 31, 2009 and May 31, 2008 (in thousands):

	Americas	EMEA	Asia Pacific	Total
	Three Months Ended May 31, 2009
Revenue from unaffiliated customers	$113,850	$37,040	$23,498	$174,388
Net income (loss)	$17,195	$3,127	$(1,808)	$18,514
Total assets	$1,528,234	$161,528	$76,061	$1,765,823

	Three Months Ended May 31, 2008
Revenue from unaffiliated customers	$100,181	$34,941	$21,513	$156,635
Net income (loss)	$17,389	$3,086	$(3,185)	$17,290
Total assets	$1,937,911	$140,341	$59,094	$2,137,346

The following table lists, for the three months ended May 31, 2009 and May 31, 2008, revenue from unaffiliated customers in the United States, the Company’s country of domicile, revenue from unaffiliated customers in Japan, which in terms of revenue, was the only individually material country outside the United States and revenue from other foreign countries.

	Three Months Ended May 31, 2009	Three Months Ended May 31, 2008
United States, the Company’s country of domicile	$102,567	$90,315
Japan	13,843	12,276
Other foreign	57,978	54,044

Total revenue from unaffiliated customers	$174,388	$156,635

Total tangible long-lived assets located in the United States, the Company’s country of domicile, and similar tangible long-lived assets held outside the United States are summarized in the following table as of May 31, 2009 and February 28, 2009:

	As of May 31, 2009	As of February 28, 2009
United States, the Company’s country of domicile	$52,219	$53,106
Foreign	17,400	14,807

Total tangible long-lived assets	$69,619	$67,913

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Comprehensive Income

The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments, and unrealized gains and losses on marketable securities classified as available for sale. Comprehensive income for the three months ended May 31, 2009 and May 31, 2008 was as follows (in thousands):

	Three Months Ended
	May 31, 2009	May 31, 2008
Comprehensive income:
Net income	$18,514	$17,290
Foreign currency translation adjustments	(7,405)	(1,350)
Change in unrealized gains (losses) on investments in debt and equity securities available for sale	9,293	(4,848)

Total comprehensive income, net of taxes	$20,402	$11,092

As of May 31, 2009 the Company holds investments in debt securities available for sale with an accumulated unrealized gain of $2.8 million and investments in equity securities available for sale with an accumulated unrealized gain of $11.5 million, respectively. As of February 28, 2009, the Company held investments in debt securities available for sale with an accumulated unrealized gain of $0.3 million and investments in equity securities available for sale with an accumulated unrealized gain of $4.7 million.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces Statement No. 141, Business Combinations (“SFAS 141”). SFAS 141R retains the fundamental requirements in SFAS 141 but broadens its scope to include all transactions and other events in which one entity obtains control over another and improves the recognition and measurement of identifiable assets acquired, liabilities assumed and any noncontrolling interests of the acquiree. SFAS 141R will apply prospectively to business combinations for which the acquisition date is on or after March 1, 2009. The Company will apply SFAS 141R to prospective acquisitions.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 (i) clarifies the definition of noncontrolling interest, (ii) requires the noncontrolling interest to be reported as a component of equity rather than reported as a liability or in the mezzanine section between liabilities and equity and (iii) changes the presentation on the consolidated statement of operations of the income attributable to the noncontrolling interest. SFAS 160 became effective for the Company on March 1, 2009. The adoption had no significant impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provided a one-year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. On March 1, 2009, the Company adopted SFAS 157 with respect to non-financial assets and non-financial liabilities, essentially goodwill and identifiable intangible assets. The adoption had no significant impact on the Company’s consolidated financial statements.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand such effects on financial position, financial performance and cash flow. SFAS 161 became effective for the Company on March 1, 2009 and had no impact on the Company’s consolidated financial statements. The Company has applied the additional disclosure requirements of SFAS 161 on a prospective basis. Accordingly, disclosures related to prior periods have not been presented.

NOTE 3—Business Combinations

Acquisition of Qumranet, Inc.

On September 4, 2008, the Company completed its acquisition of Qumranet, Inc. (“Qumranet”), a privately held software company that produces and sells virtualization technologies. The acquisition of Qumranet broadens the Company’s technology solutions, communities of development and use, and additional influence in, and acceptance of, virtualization technology in the Linux kernel, upon which the Company’s Red Hat Enterprise Linux platform is based. Under the terms of the purchase agreement the Company paid approximately $104.8 million in cash. The total consideration paid by the Company in connection with the acquisition as of May 31, 2009 is summarized in the following table (in thousands):

Total Consideration
Cash consideration paid to and or on behalf of Qumranet stockholders	$104,772
Estimated transaction costs	703

Total consideration	$105,475

The table below represents the allocation of the total consideration to the Company’s tangible and identifiable intangible assets and liabilities (in thousands) based on management’s assessment of their respective fair values as of the date of the acquisition:

Total Consideration Allocated
Identifiable intangible assets at fair value (see detail below)	$21,200
Cash	4,333
Accounts receivable at fair value	28
Fixed assets at fair value	959
Other assets at fair value	247
Accrued liabilities at fair value	(1,069)
Goodwill	79,777

Total consideration allocated	$105,475

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

Pro forma consolidated financial information

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three months ended May 31, 2008 (in thousands, except per share amounts) as if the acquisition of Qumranet had occurred at March 1, 2008, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisitions actually taken place at the beginning of the period.

Three Months Ended May 31, 2008
Revenue	$156,646
Net income	$15,200
Diluted net income	$16,094
Basic net income per common share	$0.08
Diluted net income per common share	$0.07

Goodwill and other business combinations

The following is a summary of goodwill for the three months ended May 31, 2009 (in thousands):

Balance at February 28, 2009	$438,109
Less: adjustments to purchase price for finalization of allocation	(253)
Impact of foreign currency fluctuations	1,045

Balance at May 31, 2009	$438,901

NOTE 4—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of purchased technologies, customer and reseller relationships, trademarks, copyrights and patents, which are amortized over the estimated useful life, generally on a straight line basis with the exception of customer contracts and relationships which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit. Useful lives range from three to twelve years for purchased technologies and customer and reseller relationships and three to ten years for

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

trademarks, copyrights and patents. As of May 31, 2009 and February 28, 2009, trademarks with an indefinite estimated useful life totaled $9.4 million and $9.1 million, respectively. Amortization expense associated with identifiable intangible assets was $5.0 million and $3.7 million for the three months ended May 31, 2009 and May 31, 2008, respectively. The following is a summary of identifiable intangible assets (in thousands):

	May 31, 2009			February 28, 2009
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$48,977	$(11,093)	$37,884	$47,046	$(10,296)	$36,750
Purchased technologies	43,068	(19,378)	23,690	43,972	(19,108)	24,864
Customer and reseller relationships	80,791	(22,727)	58,064	80,704	(20,141)	60,563

Total identifiable intangible assets	$172,836	$(53,198)	$119,638	$171,722	$(49,545)	$122,177

NOTE 5—Income Taxes

Income Tax Expense

During the three months ended May 31, 2009, the Company recorded $10.0 million of income tax expense, which resulted in an estimated annual effective tax rate of 35%. The Company’s estimated annual effective tax rate, which equals the U.S. federal statutory rate of 35%, includes state income taxes which are offset by foreign income taxed at different rates. The provision for income tax expense for the three months ended May 31, 2008 was $11.1 million and was based on a then estimated annual effective tax rate of 39%, which differed from the 35% U.S. federal statutory rate primarily due to state income taxes.

Deferred Taxes

As of May 31, 2009, the net deferred tax asset balance was $87.8 million, of which $12.5 million is offset by a valuation allowance. The Company continues to maintain a valuation allowance against its deferred tax assets with respect to certain foreign NOLs, an acquired NOL carryforward that is subject to a limitation under Section 382 of the Internal Revenue Code and NOLs attributable to certain share-based compensation expense deductions related to excess benefits recognized prior to the adoption of SFAS 123R.

As of May 31, 2009, the Company had U.S. federal and state NOL carryforwards of approximately $43.0 million and $49.0 million, respectively. These NOL carryforwards are scheduled to expire in varying amounts beginning in 2020 and 2010 for federal and state income tax purposes, respectively. As of May 31, 2009, the Company had a U.S. foreign tax credit carryforward of $12.1 million and other tax credits carried forward of $2.3 million.

Uncertain Tax Positions

In July 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a comprehensive model for recognizing, measuring, presenting and disclosing uncertain income tax positions taken or expected to be taken by the Company on its tax returns. The Company adopted FIN 48 effective March 1, 2007. The Company’s unrecognized tax benefits were $38.9 million as May 31, 2009 and $38.5 million as of February 28, 2009. The Company’s unrecognized tax benefits at May 31, 2009 and February 28, 2009, which, if recognized, would impact its effective tax rate were $16.3 million and $15.9 million, respectively.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the three months ended May 31, 2009, the amount of unrecognized tax benefits increased by approximately $0.4 million with respect to the continuation in the current period for uncertain tax positions taken during a prior period. The Company anticipates that similar quarterly increases in amount will occur during the next 12 months. The Company does not currently expect any other significant changes in its unrecognized tax benefits for the next 12 months. No settlements of uncertain income tax positions or reductions in long-term obligations related to unrecognized tax benefits occurred during the three months ended May 31, 2009.

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as income tax expense. Accrued interest and penalties related to unrecognized tax benefits totaled $1.1 million and $0.9 million as of May 31, 2009 and February 28, 2009, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of May 31, 2009. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOL’s:

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

NOTE 6—Commitments and Contingencies

As of May 31, 2009, the Company leased office space and certain equipment under various non-cancelable operating leases. Rent expense under operating leases was $5.4 million for each of the three months ended May 31, 2009 and May 31, 2008.

In January 2002, the Company assumed the lease obligation of an unrelated third party for an office building which serves as the Company’s headquarters. This lease terminates in June 2020. As compensation to the Company for assuming this obligation, the third party paid rent on the Company’s behalf from the commencement of the sublease until February 2003, is allowing the Company the use of all furniture and fixtures, including building improvements, that were in the building at the time of the commencement of the sublease, and paid the Company a certain monthly amount through October 2002, to offset the operating expenses of this building, all of which was valued in the aggregate at $5.9 million. Included in the aggregate

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

amount was $3.6 million representing the fair value of furniture and fixtures. This credit balance began to amortize, as a reduction to related rent expense, in fiscal 2004 and will continue to do so until the lease terminates in June 2020. The furniture and fixtures were depreciated over a period of seven years. As of May 31, 2009 and February 28, 2009, the carrying amount of the long-term deferred lease credit was $4.3 million and $4.4 million, respectively.

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

NOTE 7—Share Repurchase Program

On September 25, 2007, the Company announced that its Board of Directors had authorized a continuation of the Company’s common stock and debenture repurchase program that was announced in October 2006. Under the continued program, the Company was authorized to repurchase up to an aggregate of $250.0 million of common stock from time to time on the open market or in privately negotiated transactions, as applicable.

On November 17, 2008, the Company announced that its Board of Directors had amended the repurchase program to authorize the repurchase of up to an aggregate of $250.0 million of Common Stock, without regard to amounts previously repurchased under prior programs. The amended program expires on the earlier of (i) October 31, 2010 or (ii) a determination by the Board of Directors, the Chief Executive Officer or the Chief Financial Officer to discontinue the program. As of May 31, 2009, the amount available under the program for the repurchase of Common Stock was $199.3 million. See NOTE 10 to the Consolidated Financial Statements for a discussion of shares repurchased under the program subsequent to May 31, 2009.

NOTE 8—Foreign Currency Exchange Rate Risk

The Company transacts business in various foreign countries and is, therefore, subject to risk of foreign currency exchange rate fluctuations. The Company sometimes enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. All derivative instruments are recorded on the Consolidated Balance Sheets at their respective fair market values in accordance with Statement of Financial Accounting Standards No. 133,

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Accounting for Derivative Instruments and Hedging Activities, as amended. The Company has elected not to prepare and maintain the documentation required to qualify as an accounting hedge and, therefore, changes in fair value are recorded in the Consolidated Statements of Operations.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand such effects on financial position, financial performance and cash flow. SFAS 161 became effective for the Company on March 1, 2009 and had no impact on the Company’s consolidated financial statements. The Company has applied the additional disclosure requirements of SFAS 161 on a prospective basis. Accordingly, disclosures related to prior periods have not been presented.

The effects of derivative instruments on The Company’s consolidated financial statements are as follows as of May 31, 2009 and for the three months then ended:

	May 31, 2009			Three Months Ended May 31, 2009
	Balance Sheet Location	Fair Value	Notional Value	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Assets—foreign currency forward contracts not designated as hedges	Prepaid expenses and other current assets	$ 49	$5,669	Other income, net	$ (158)
Liabilities—foreign currency forward contracts not designated as hedges	Accrued expenses	$ —	$ —	Other income, net	$ —

TOTAL		$ 49	$5,669		(158)

NOTE 9—Legal Proceedings

Red Hat Professional Consulting, Inc., formerly PTI, a wholly owned subsidiary of the Company acquired in February 2001, together with its former directors and some of its former principal shareholders, is a defendant in a suit brought by a former employee in DeKalb County Superior Court in Georgia (Case No. 00-CV-5509-8). The plaintiff asserts, among other things, slander, breach of a shareholder agreement and of various employment agreements and seeks monetary damages. Red Hat Professional Consulting, Inc. has filed an answer, affirmative defenses and counterclaims, denying all liability. All discovery in the matter is complete. On October 31, 2005, a hearing was held on defendants’ Third Motion for Partial Summary Judgment, and the Court granted summary judgment on three of the claims. A pre-trial order was entered in the matter, and it was set for trial on December 11, 2006. However, the Court elected to delay trial for purposes of rehearing plaintiff’s motion for partial summary judgment, and that hearing was held on December 11, 2006. On February 16, 2007, the Court issued an order in favor of plaintiff and against all defendants on plaintiff’s claim that his stock option agreement had been breached. The order was appealed by the defendants to the Georgia Court of Appeals, which on March 17, 2008, reversed the trial court, vacated the trial court’s order, and remanded for further proceedings. The Company filed a timely motion to reconsider with the Georgia Court of Appeals questioning the line of cases upon which the decision was rendered and the standard the court indicated should be applied by the trial court in determining the issues on remand. That motion was denied. The Company filed a petition for writ of certiorari in the Georgia Supreme Court, and that petition was denied on September 8, 2008, and the case was remanded to

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the trial court for further proceedings. On March 25, 2009, the trial court heard oral argument on the parties' cross-motions for summary judgment and denied those motions. Trial has been scheduled for late summer. The Company has been indemnified, subject to certain limitations, in this matter by the former PTI shareholders; however, there is a possibility that any damage award in this case could, if upheld, exceed the limits of such indemnification.

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

Commencing on August 4, 2003, the Company filed suit against The SCO Group, Inc. (“SCO”) in the U.S. District Court for the District of Delaware seeking a declaratory judgment that the Company is not infringing any of SCO’s intellectual property rights (Civil Action No. 03-722-SLR). In addition, the Company has asserted claims against SCO under Delaware and federal law, including deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, trade libel and violations of the Lanham Act. The Company contends that SCO has made false and misleading public statements in alleging that software code, in which SCO claims to own copyrights and trade secrets, was misappropriated and incorporated into the Company’s product and that SCO has threatened legal action. On September 15, 2003, SCO filed a motion to dismiss contending, among other things, that no actual controversy exists and that the declaratory judgment that the Company seeks would not be warranted. On April 6, 2004, the Court denied SCO’s motion to dismiss but stayed further action in the case pending resolution of litigation underway in the U.S. District Court for the

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

District of Utah between SCO and IBM. On April 20, 2004, Red Hat filed a motion for reconsideration contending that a stay based on the Utah case would be inappropriate. On March 31, 2005, the Court denied the Company’s motion to reconsider but extended to the Company the right to renew the motion should matters materially change in the SCO v. IBM litigation. SCO filed for bankruptcy protection in the District of Delaware on September 14, 2007, and on September 17, 2007 SCO filed a Notice in the pending case referencing the automatic stay in bankruptcy and asking the court to take the case off its active calendar. On October 15, 2007, SCO filed a schedule in the bankruptcy proceeding, listing Red Hat’s claim as disputed and unliquidated. On April 18, 2008, Red Hat filed a proof-of-claim in the bankruptcy proceeding, and SCO filed an objection seeking dismissal of that claim on June 5, 2009. A pending motion to convert the Chapter 11 proceeding to a Chapter 7 liquidation proceeding is scheduled for hearing in late July 2009

In the summer of 2004, 14 class action lawsuits were filed against the Company and several of its former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of North Carolina. In each of the actions, plaintiffs seek to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arise in connection with the Company announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs assert that certain former officers (the “Individual Defendants”) and the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), and Rule 10b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs seek unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in the Company’s common stock, disgorgement by the Company’s former chief executive officer and former chief financial officer of certain compensation and profits from trading in the Company’s common stock pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 and other relief. As of September 8, 2004, all of these class action lawsuits were consolidated into a single action referenced as Civil Action No. 5:04-CV-473BR and titled In re Red Hat, Inc. Securities Litigation. On May 6, 2005, the plaintiffs filed an amended consolidated class action complaint. On July 29, 2005, the Company, on behalf of itself and the Individual Defendants, filed a motion to dismiss the action for failure to state a claim upon which relief may be granted. Also on that date, PricewaterhouseCoopers LLP (“PwC”), another defendant, filed a separate motion to dismiss. On May 12, 2006, the Court issued an order granting the motion to dismiss the Securities Exchange Act claims against several of the Individual Defendants, but denying the motion to dismiss the Securities Exchange Act claims against the Company, its former chief executive officer and former chief financial officer. The Court dismissed the claims under the Sarbanes-Oxley Act in their entirety, and also granted PwC’s motion to dismiss. On November 6, 2006, the plaintiffs filed a motion for class certification. Subsequent to the filing of that motion, several plaintiffs withdrew as potential class representatives, and the Company opposed the certification of the remaining proposed class representatives. On May 11, 2007, the Court entered an order denying class certification and denying all other pending motions as moot. Thereafter, on July 13, 2007 Charles Gilbert filed a renewed motion for appointment as lead plaintiff and approval of selection of lead counsel. On November 13, 2007, the Court entered an Order allowing Gilbert’s motion, appointing him lead plaintiff and adding him as a party plaintiff and appointing lead counsel. On January 14, 2008, Gilbert’s counsel filed a motion to certify the action as a class action, which has since been briefed by the parties and now awaits disposition by the Court. The Company intends to vigorously defend any remaining claims in this matter. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On October 4, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington (Civil Action No. C07-1587 JLR) against, among others, The Goldman Sachs Group, Inc. and JPMorgan Chase & Co., lead underwriters of the Company’s initial public offering in August 1999. The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the underwriters and certain unnamed officers, directors and principal stockholders exceeded ten percent of the Company’s outstanding common stock from the date of the Company’s initial public offering on August 11, 1999, through at least August 10, 2000. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b) of the Securities Exchange Act of 1934, as amended, and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The Company was named as a nominal defendant in the action. On February 29, 2008, plaintiff filed an amended complaint asserting substantially similar claims as those set forth in the initial complaint. In July 2008, the Company and the underwriter defendants filed motions to dismiss. On March 12, 2009, the Court granted the Company's motion to dismiss and dismissed the case without prejudice. Plaintiff filed a notice of appeal on March 31, 2009. The underwriter defendants filed cross-appeals. On June 22, 2009, the United States Court of Appeals for the Ninth Circuit granted a motion to consolidate the appeal of the Company's case with the appeals of 53 similar cases. Briefing of the appeals and cross-appeals has been set for late summer and fall 2009.

On October 9, 2007, IP Innovation, LLC and Technology Licensing Corporation filed a complaint in the Eastern District of Texas (Civil Action No. 2-07CV-447) against Red Hat, Inc. and Novell, Inc., alleging direct and indirect infringement of U.S. Patent Nos. 5,072,412, 5,394,521 and 5,533,183 with regard to aspects of the Company's Linux-based products. The complaint seeks, among other relief, compensatory damages, enhanced damages and injunctive relief. The Company answered the complaint on February 1, 2008, including counterclaims against plaintiffs for declaratory judgment of invalidity, unenforceability and noninfringement of the patents-in-suit, and the plaintiffs filed a reply to those counterclaims on February 11, 2008. Discovery and claim construction in the case are proceeding, and trial has been scheduled for April 12, 2010. Based on the Company’s efforts to date, it believes it has meritorious defenses to this matter, and intends to vigorously defend itself. There can be no assurance, however, that the Company will be successful in its defense, and an adverse resolution of the lawsuit could have a material adverse effect on its business, financial position and results of operations, including its ability to continue to commercialize the technologies implicated in the litigation.

On March 3, 2009, Software Tree LLC filed a complaint in the Eastern District of Texas (Civil Action No. 6:09-cv-00097-LED) against Red Hat, Inc., Hewlett-Packard Co., Genuitec, L.L.C., and Dell, Inc. alleging direct and indirect infringement of U.S. Patent No. 6,163,776 with regard to aspects of the Company's JBoss Hibernate product, among other products of the Defendants. The complaint seeks, among other relief, compensatory damages, enhanced damages and injunctive relief. The Company answered the complaint on April 7, 2009 and denied the allegations of direct and indirect infringement, asserted affirmative defenses and filed a counterclaim seeking a declaration that the patent was not infringed and was invalid. A discovery order was filed on June 22, 2009, and discovery is proceeding. Based on the Company's efforts to date, it believes it has meritorious defenses to this matter, and intends to vigorously defend itself. There can be no assurance, however, that the Company will be successful in its defense, and an adverse resolution of the lawsuit could have a material adverse effect on its business, financial position and results of operation, including its ability to continue to commercialize the technologies implicated in the litigation.

The Company also experiences other routine litigation in the normal course of its business. The Company believes that the outcome of this routine litigation will not have a material adverse effect on its financial position and results of operations.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 10—Subsequent Events

From June 1, 2009 through July 09, 2009, the Company repurchased an aggregate of 2,000,000 shares of its common stock for $40.1 million. These repurchases were made pursuant to the Company’s previously announced repurchase program. See NOTE 7 to the Consolidated Financial Statements for further discussion of the repurchase program. As of July 09, 2009, the amount available for repurchase of common stock under the program was $159.2 million.

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

Revenue.    For the three months ended May 31, 2009 total revenue increased 11.3% or $17.8 million to $174.4 million from $156.6 million for the three months ended May 31, 2008. Subscription revenue increased 13.8% or $18.1 million, driven primarily by additional subscriptions related to our principal RHEL technologies, which have gained broader market acceptance in mission-critical areas of computing, and our international expansion. The increase is, in part, a result of the continued migration of enterprises in industries such as telecommunications, government and financial services to our open source platform from a proprietary Unix platform. Training and services revenue decreased 1.3% or $0.3 million for the three months ended May 31, 2009 as compared to the same period ended May 31, 2008. The slight decrease is driven primarily by a challenging economic environment in which enterprises are scaling back discretionary spending in areas such as training and travel.

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

Deferred Revenue.    Our deferred revenue, current and long-term, balance at May 31, 2009 was $567.3 million. Because of our subscription model and revenue recognition policies, deferred revenue improves predictability of future revenue. Deferred revenue at May 31, 2009 increased $24.3 million or 4.4% as compared to the balance at February 28, 2009 of $543.1 million. As a result of changes in foreign currency exchange rates, our deferred revenue balance at May 31, 2009 was $21.9 million higher than what it would have been if spot exchange rates on that date were the same as at February 28, 2009.

Subscriptions.    Our enterprise technologies are sold under subscription agreements. These agreements typically have a one- or three-year subscription period. The subscription entitles the end user to maintenance, which generally consists of a specified level of support, as well as security updates, bug fixes, functionality enhancements and upgrades to the technology, when and if available, during the term of the subscription through our integrated management technologies, RHN, RHN Satellite, JBoss ON and JBoss CSP. Our customers have the ability to purchase higher levels of subscriptions that increase the level of support the customer is entitled to receive. Subscription revenue increased sequentially for the first quarter of fiscal 2010 and each quarter of fiscal 2009, 2008 and 2007 and is being driven primarily by the increased market acceptance and use of open source software by the enterprise and our expansion of sales channels and geographic footprint during these periods.

Revenue by geography.    We operate our business in three geographic regions: The Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Japan, Singapore, India, Australia, South Korea and China). In the three months ended May 31, 2009, approximately $71.8 million or 41.2% of our revenue was generated outside the United States compared to approximately $66.3 million or 42.3% for the three months ended May 31, 2008. Although the percentage of revenue generated from within the U.S. grew slightly for the three months ended May 31, 2009 as compared to the three months ended May 31, 2008, our international operations are expected to grow as our international sales force and channels become more mature and as we enter new locations or expand our presence in existing locations. As of May 31, 2009, we had offices in more than 65 locations throughout the world.

Gross profit margin.    Primarily as a result of changes in mix with a greater proportion of revenue generated by subscription revenue, gross profit margin increased to 84.8% for the three months ended May 31, 2009 from 83.1% for the year three months ended May 31, 2008. Training and services revenue decreased as a percentage of total revenue to 14.7% for the three months ended May 31, 2009 from 16.6% for the three months ended May 31, 2008. In addition to changes in mix, gross profit margin also improved as a result of increased profit margin on training and services, which increased to 35.9% for the three months ended May 31, 2009 from 32.6% for the three months ended May 31, 2008. Additionally, gross profit margin on subscriptions continued to increase slightly, growing to 93.2% for three months ended May 31, 2009 from 93.1% for the three months ended May 31, 2008.

Income from operations.    Operating income was 14.4% and 12.7% of total revenue for the three months ended May 31, 2009 and the three months ended May 31, 2008, respectively. The increase in operating income as a percentage of revenue is a result of the increase in gross profit margin primarily as a result of changes in mix, described above. Overall operating expenses as a percentage of revenue increased slightly to 70.5% for the three months ended May 31, 2009 from 70.4% for the three months ended May 31, 2008 as efficiencies realized in our general and administrative functions were offset by additional research and development expenses related to our recent acquisition of Qumranet, Inc. (“Qumranet”). Research and development expenses as a percentage of revenue increased to 20.1% for the three months ended May 31, 2009 from 18.5% for the three months ended May 31, 2008.

Cash, cash equivalents, investments in debt and equity securities and cash flow from operations.    Cash, cash equivalents and short-term and long-term available-for-sale investments in securities balances at May 31, 2009 totaled $884.6 million. During the three months ended May 31, 2009, we repurchased $46.8 million of our common stock under a previously announced common stock repurchase program. Cash generated from operating activities for the three months ended May 31, 2009 totaled $61.2 million, primarily as a result of the increase in subscription revenue during the same period. Our significant cash balance gives us a measure of flexibility to take advantage of opportunities such as acquisitions, increasing investment in international areas and repurchasing our own common stock.

Foreign currency exchange rates’ impact on results of operations.    Approximately 41.2% of our revenue for the three months ended May 31, 2009 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies. Using the average foreign currency exchange rates from the first quarter of our prior fiscal year ending February 28, 2009, our revenue and operating expenses from non-U.S. operations for the three months ended May 31, 2009 would have been higher than we reported using the average exchange rates for the first quarter of our current fiscal year ending February 28, 2010 by approximately $8.3 million and $7.8 million, respectively, which would have resulted in income from operations being $0.5 million higher.

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

Impairment of goodwill and other long-lived assets

We test goodwill for impairment annually and whenever events or circumstances indicate an impairment may exist. We test goodwill at least annually using a two-step process that begins with identifying any potential impairment. Potential impairment is identified if the fair value of the reporting unit to which goodwill applies is less than the recognized or book value of the related reporting entity, including such goodwill. Where the book value of a reporting entity, including related goodwill, is greater than the reporting entity’s fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. For the three months ended May 31, 2009 and May 31, 2008, we did not identify any potential impairment related to our goodwill.

We evaluate the recoverability of our property and equipment and other long-lived assets whenever events or changes in circumstances indicate an impairment may have occurred. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets. For the three months ended May 31, 2009 and May 31, 2008, no potential impairment losses related to our long-lived assets were identified. For further discussion, see NOTE 2 to the Consolidated Financial Statements.

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

We continue to assess the realizability of our deferred tax assets, which primarily consist of share-based compensation expense deductions, including net operating loss (“NOL”) carryforwards related to such share-based compensation expense deductions and deferred revenue. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As of May 31, 2009, the net deferred tax asset balance was $87.8 million, of which $12.5 million is offset by a valuation allowance. We continue to maintain a valuation allowance against our deferred tax assets with respect to certain foreign NOLs, an acquired NOL carryforward that is subject to a limitation under Section 382 of the Internal Revenue Code and NOLs attributable to certain share-based compensation expense deductions related to excess benefits recognized prior to the adoption of SFAS 123R.

With respect to foreign earnings, it is our policy to invest the earnings of foreign subsidiaries indefinitely outside the U.S. From time to time however, we may remit a portion of these earnings to the extent doing so incurs no additional U.S. tax and it is otherwise feasible.

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

Because tax laws are complex and subject to different interpretations, significant judgment is required. As a result, we make certain estimates and assumptions, in (i) calculating its income tax expense, deferred tax assets and deferred tax liabilities, (ii) determining any valuation allowance recorded against deferred tax assets and (iii) evaluating the amount of unrecognized tax benefits, as well as the interest and penalties related to such uncertain tax positions. Our estimates and assumptions may differ significantly from tax benefits ultimately realized.

RESULTS OF OPERATIONS

Three months ended May 31, 2009 and May 31, 2008

The following table is a summary of our results of operations for the three months ended May 31, 2009 and May 31, 2008 (in thousands):

	Three Months Ended (Unaudited)
	May 31, 2009	May 31, 2008	$ Change	% Change
Revenue:
Subscriptions	$148,790	$130,694	$18,096	13.8%
Training and services	25,598	25,941	(343)	(1.3)

Total subscription and training and services revenue	174,388	156,635	17,753	11.3

Cost of subscription and training and services revenue:
Cost of subscriptions	10,050	8,957	1,093	12.2
As a % of subscription revenue	6.8%	6.9%
Cost of training and services	16,418	17,472	(1,054)	(6.0)
As a % of training and services revenue	64.1%	67.4%

Total cost of subscription and training and services revenue	26,468	26,429	39	0.1
As a % of total revenue	15.2%	16.9%

Total gross profit	147,920	130,206	17,714	13.6

Operating expense:
Sales and marketing	63,977	59,271	4,706	7.9
Research and development	35,102	28,911	6,191	21.4
General and administrative	23,785	22,114	1,671	7.6

Total operating expense	122,864	110,296	12,568	11.4

Income from operations	25,056	19,910	5,146	25.8
Other income, net	3,480	10,020	(6,540)	(65.3)
Interest expense	(53)	(1,586)	1,533	96.7

Income before provision for income taxes	28,483	28,344	139	0.5
Provision for income taxes	9,969	11,054	(1,085)	(9.8)

Net income	$18,514	$17,290	$1,224	7.1%

Gross profit margin-subscriptions	93.2%	93.1%
Gross profit margin-training and services	35.9%	32.6%
Gross profit margin	84.8%	83.1%
As a % of total revenue:
Subscription revenue	85.3%	83.4%
Training and services revenue	14.7%	16.6%
Sales and marketing expense	36.7%	37.8%
Research and development expense	20.1%	18.5%
General and administrative expense	13.6%	14.1%
Total operating expenses	70.5%	70.4%
Income from operations	14.4%	12.7%
Income before provision for income taxes	16.3%	18.1%
Net income	10.6%	11.0%
Estimated annual effective income tax rate	35.0%	39.0%

Revenue

Subscription revenue

Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat enterprise technologies, increased by 13.8% or $18.1 million to $148.8 million for the three months ended May 31, 2009 from $130.7 million for the three months ended May 31, 2008. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion, and continuing innovation, which attracts new customers and helps to drive renewals from existing customers.

Training and services revenue

Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees for services received from customers for consulting regarding our offerings, deployment of Red Hat enterprise technologies and for delivery of added functionality to Red Hat enterprise technologies for our major customers and OEM partners. Total training and services revenue decreased slightly by 1.3% or $0.3 million to $25.6 million for the three months ended May 31, 2009 from $25.9 million for the three months ended May 31, 2008. Training revenue decreased 18.8% or $2.2 million as some enterprises reduced overall spending on discretionary items such as training and related travel in response to the challenging overall economic environment. Partially offsetting the reduction in training revenue, our services revenue increased by 12.5% or $1.8 million. Training and services revenue decreased as a percentage of total revenue to 14.7% for the three months ended May 31, 2009 from 16.6% for the three months ended May 31, 2008.

Cost of revenue

Cost of subscription revenue

The cost of subscription revenue primarily consists of expenses we incur to support, distribute, manufacture and package Red Hat enterprise technologies. These costs include labor related cost to provide technical support and maintenance, as well as cost for fulfillment, physical media, literature, packaging and shipping. Cost of subscription revenue increased by 12.2% or $1.1 million to $10.1 million for the three months ended May 31, 2009 from $9.0 million for the three months ended May 31, 2008. The increase is primarily the result of continued additions to our technical support staff to meet the demands of our growing subscriber base for support and maintenance. As the number of open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will continue to occur at a rate slower than that of subscription revenue growth due to economies of scale. Gross profit margin on subscriptions increased to 93.2% for the three months ended May 31, 2009 from 93.1% for the three months ended May 31, 2008.

Cost of training and services revenue

Cost of training and services revenue is mainly comprised of personnel and third-party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to various customers. Cost of training and services revenue decreased by 6.0% or $1.1 million to $16.4 million for the three months ended May 31, 2009 from $17.5 million for the three months ended May 31, 2008. The cost to deliver training decreased 14.2% or $1.0 million to $6.3 million for the three months ended May 31, 2009 compared to $7.3 million for the three months ended May 31, 2008. The decrease in training costs was directly related to the decrease in training revenue. Costs to deliver our services revenue decreased slightly by 1.2% or $0.1 million. As a result of changes in mix, total costs to deliver training and services as a percentage of training and services revenue decreased to 64.1% for the three months ended May 31, 2009 from 67.4% for the three months ended May 31, 2008.

Gross profit

Primarily as a result of changes in mix with a greater proportion of total revenue generated by subscription revenue, gross profit margin increased to 84.8% for the three months ended May 31, 2009 from 83.1% for the year three months ended May 31, 2008. Training and services revenue decreased as a percentage of total revenue to 14.7% for the three months ended May 31, 2009 from 16.6% for the three months ended May 31, 2008. In addition to changes in product mix, gross profit margin also improved as a result of increased profit margin on training and services, which increased to 35.9% for the three months ended May 31, 2009 from 32.6% for the three months ended May 31, 2008. Additionally, gross profit margin on subscriptions continued to increase slightly, growing to 93.2% for three months ended May 31, 2009 from 93.1% for the three months ended May 31, 2008.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 7.9% or $4.7 million to $64.0 million for the three months ended May 31, 2009 from $59.3 million for the three months ended May 31, 2008. This increase was partially due to a $2.7 million increase in selling costs, primarily related to increased employee compensation, attributable to the expansion of our sales force from the prior year. The remaining increase relates to marketing costs, which grew $2.0 million or 18.7% for the three months ended May 31, 2009 as compared to the three months ended May 31, 2008. Sales and marketing expense as a percentage of revenue decreased to 36.7% for the three months ended May 31, 2009 from 37.8% for the three months ended May 31, 2008.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased by 21.4% or $6.2 million to $35.1 million for the three months ended May 31, 2009 from $28.9 million for the three months ended May 31, 2008. The increase in research and development costs primarily resulted from both the expansion of our engineering group through direct hires and the acquisition of businesses and technologies. Employee compensation increased by $3.7 million. The remaining increase in research and development costs relates to process and technology infrastructure enhancements, which increased $2.2 million. Research and development expense was 20.1% and 18.5% of total revenue for the three months ended May 31, 2009 and May 31, 2008, respectively. Investing in research and development has been a priority for Red Hat, and we anticipate continued spending as we expand our capabilities in middleware, virtualization, cloud computing and other emerging technologies. Incremental costs described above related to Qumranet totaled $3.5 million for the three months ended May 31, 2009.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including information systems, finance, accounting, legal, human resources and facilities expense. General and administrative expense increased by 7.6% or $1.7 million to $23.8 million for the three months ended May 31, 2009 from $22.1 million for the three months ended May 31, 2008. Increased headcount across all functions to help the business scale increased employee compensation related costs by $1.0 million. Process and technology infrastructure enhancements, including incremental depreciation and amortization charges, increased by $0.5 million. General and administrative expense decreased as a percentage of revenue to 13.6% for the three months ended May 31, 2009 from 14.1% for the three months ended May 31, 2008 as we continued to leverage our corporate functions.

Other income, net

Other income, net consists of interest income earned on cash deposits in money market accounts and investments in short and long-term fixed income instruments, net gains and losses realized on the sale of investments, gains realized on the repurchase of our convertible debentures and foreign currency transaction and revaluation gains and losses. Other income, net decreased by 65.3% or $6.5 million to $3.5 million for the three months ended May 31, 2009 from $10.0 million for the three months ended May 31, 2008. The decrease is due to a $7.4 million decrease in interest income. The decrease in interest income for the three months ended May 31, 2009 is primarily attributable to (i) lower yields on our investments due to an overall lower interest rate environment and (ii) lower cash balances, which were reduced by outlays for acquisitions and the repurchase and redemption of our convertible debentures and repurchase of our common stock. The decrease in interest income is partially offset by realized foreign currency gains and realized gains from sales of investment in equity securities.

Interest expense

Prior year’s interest expense primarily consists of interest and the related amortization of deferred debt issuance costs associated with the convertible debentures and totaled $1.5 million for the three months ended May 31, 2008. During the second half of fiscal 2009 we repurchased or redeemed all of our outstanding convertible debentures. Accordingly, there was no interest expense or related amortization of debt issuance costs associated with the convertible debentures for the three months ended May 31, 2009.

Income taxes

During the three months ended May 31, 2009, we recorded $10.0 million of income tax expense, which resulted in an estimated annual effective tax rate of 35%. Our annual effective tax rate of 35%, which equals the U.S. federal statutory rate of 35%, includes state income taxes which are offset by foreign income taxed at different rates. During the three months ended May 31, 2008, we recorded $11.1 million of income tax expense, which was based on a then estimated annual effective tax rate of 39%. Our then estimated effective tax rate differed from the U.S. federal statutory rate of 35% primarily due to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

We have historically derived a significant portion of our liquidity and operating capital from cash flows from operations as well as the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and follow-on public offerings, the issuance of convertible debentures and borrowings under working capital lines of credit. At May 31, 2009, we had total cash and investments of $884.5 million, which was comprised of $510.6 million in cash and cash equivalents, $194.2 million of short-term, fixed-income investments, $12.7 million of available-for-sale equity securities and $167.0 million of long-term, fixed-income investments. This compares to total cash and investments of $846.1 million at February 28, 2009.

We believe that we currently have sufficient liquidity with $510.6 million in cash and cash equivalents on hand, and we presently do not intend to liquidate our short and long-term investments in debt securities prior to their scheduled maturity dates. However, in the event that we did liquidate these investments prior to their scheduled maturities and there were adverse changes in market interest rates or the overall economic environment, we could be required to recognize a realized loss on those investments when we liquidate. At May 31, 2009, we have accumulated unrealized gains of $2.8 million on our investments in debt securities compared to an accumulated unrealized gain of $0.3 million at February 28, 2009. At May 31, 2009 and February 28, 2009, accumulated unrealized gains related to short-term equity securities available for sale totaled $11.5 million and $4.7 million, respectively.

Three months ended May 31, 2009

Cash flows—overview

At May 31, 2009, cash and cash equivalents totaled $510.6 million, a decrease of $4.9 million as compared to February 28, 2009. The decrease in cash and cash equivalents for the three months ended May 31, 2009 is a result of net cash used for investing and financing activities. During the three months ended May 31, 2009, we repurchased 2,702,178 shares of our common stock at an average price of $17.29 per share totaling $46.8 million, including transactions costs. Purchases of available-for-sale debt securities, net of proceeds from sales and maturities, totaled $34.6 million for the three months ended May 31, 2009. These investing and financing uses of cash were partially offset by cash generated from operating activities, which totaled $61.2 million for the three months ended May 31, 2009. Net cash generated by operating activities and used for investing and financing activities is further described below.

Cash flows from operations

Cash provided by operations of $61.2 million during the three months ended May 31, 2009 includes net income of $18.5 million, adjustments to exclude the impact of non-cash revenues and expenses, which totaled a $13.6 million net source of cash, and changes in working capital, which totaled a $29.1 million net source of cash. Cash provided by changes in operating assets and liabilities for the three months ended May 31, 2009 was primarily the result of collections on our prior quarter’s significant billings and an increase in our deferred revenue which generated operating cash flow of $26.3 million and $2.4 million, respectively. The increase in deferred revenue is due to growth in billings as we generally bill our customers in advance of subscription periods. This increase in deferred revenue of $2.4 million is adjusted for the impact of foreign currency translation which increased our total consolidated reported deferred revenue by $21.9 million for the three months ended May 31, 2009.

Cash flows from investing

Cash used in investing activities of $41.4 million for the three months ended May 31, 2009 includes net purchases of investments in debt securities of $34.6 million. Investments in property and equipment, primarily related to process and information technology infrastructure enhancements, totaled $6.0 million for the three months ended May 31, 2009. Investments in patents and externally developed technology totaled $1.0 million for the three months ended May 31, 2009.

Cash flows from financing

Cash used in financing activities of $30.9 million for the three months ended May 31, 2009 includes $46.8 million used to repurchase 2,702,178 shares of our common stock at an average price of $17.29 per share, including transactions costs. Payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to restricted share awards vesting during the three months ended May 31, 2009 totaled $1.8 million. Partially offsetting financing activities using cash were proceeds from excess tax benefits related to share-based employee compensation which totaled $14.2 million and proceeds from employees’ exercise of common stock options which totaled $4.4 million. Payments on other borrowings totaled $0.9 million for the three months ended May 31, 2009.

Investments in debt and equity securities

Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. At May 31, 2009 and February 28, 2009, the vast majority of our investments were priced by pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the securities’ market value, including broker quotes or model valuations. Independent price verifications of all of our holdings are performed by the pricing vendors, which we review. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

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

Given our historically strong operating cash flow and the $884.5 million of cash and investments held at May 31, 2009, we do not presently anticipate the need to raise cash to fund our operations, either through the sale of additional equity or through the issuance of debt, in the foreseeable future. However, we may take advantage of favorable capital market situations that may arise from time to time to raise additional capital.

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

Off-balance sheet arrangements

As of May 31, 2009 and February 28, 2009, we have no off-balance sheet financing arrangements and do not utilize any “structured debt”, “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces Statement No. 141, Business Combinations (“SFAS 141”). SFAS 141R retains the fundamental requirements in SFAS 141 but broadens its scope to include all transactions and other events in which one entity obtains control over another and improves the recognition and measurement of identifiable assets acquired, liabilities assumed and any noncontrolling interests of the acquiree. SFAS 141R will apply prospectively to business combinations for which the acquisition date is on or after March 1, 2009. We will apply SFAS 141R to prospective acquisitions.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 (i) clarifies the definition of noncontrolling interest, (ii) requires the noncontrolling interest to be reported as a component of equity rather than reported as a liability or in the mezzanine section between liabilities and equity and (iii) changes the presentation on the consolidated statement of operations of the income attributable to the noncontrolling interest. SFAS 160 became effective for us on March 1, 2009. The adoption had no significant impact on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provided a one-year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. On March 1, 2009, we adopted SFAS 157 with respect to non-financial assets and non-financial liabilities, essentially goodwill and identifiable intangible assets. The adoption had no significant impact on our consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand such effects on financial position, financial performance and cash flow. SFAS 161 became effective for us on March 1, 2009 and had no impact on our consolidated financial statements. We have applied the additional disclosure requirements of SFAS 161 on a prospective basis. Accordingly, disclosures related to prior periods have not been presented. For further discussion, see NOTE 8 to the Consolidated Financial Statements.

ITEM 3. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency exchange rate fluctuations and changes in the market value of our investments.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of fixed-income securities, including both government and corporate obligations and money market funds. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or perceived credit risk related to the securities’ issuers. A hypothetical one percentage point change in interest rates would result in a $2.3 million change in interest income on an annual basis.

Investment Risk

The fair market value of our investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $7.3 million decrease in the fair value of our available-for-sale investment securities as of May 31, 2009.

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

The aggregate notional amount of outstanding forward contracts at May 31, 2009 was $5.7 million. The fair value of these outstanding contracts at May 31, 2009 was a less than $0.1 million asset, and is recorded in prepaid expenses and other current assets on the Consolidated Balance Sheets. The forward contracts generally expire within two months of the period ended May 31, 2009. The forward contracts will settle in Swiss francs, Swedish krona, Czech koruna, Canadian dollars and U.S. dollars.

The aggregate notional amount of outstanding forward contracts at February 28, 2009 was $3.8 million. The fair value of these outstanding contracts at February 28, 2009 was gross, a $0.1 million liability and a less than $0.1 million asset, and is recorded in accrued expenses on the Consolidated Balance Sheets.

Foreign Currency Risk

Approximately 41.2% of our revenue for the three months ended May 31, 2009 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies. Using the average foreign currency exchange rates from the first quarter of our fiscal year ending February 28, 2009, our revenue and operating expenses from non-U.S. operations for the three months ended May 31, 2009, would have been higher than we reported using the exchange rates for the three months ending May 31, 2009 by approximately $8.3 million and $7.8 million, respectively, which would have resulted in income from operations being $0.5 million higher. Additionally, the assets and liabilities of our non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, while related revenue and expense accounts of these operations are translated at average exchange rates during the month in which related transactions occur. Translation gains and losses are included as an adjustment to stockholders’ equity and included in other comprehensive income. For further discussion, see NOTE 2 to the Consolidated Financial Statements.

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

Red Hat Professional Consulting, Inc., formerly PTI, a wholly owned subsidiary of the Company acquired in February 2001, together with its former directors and some of its former principal shareholders, is a defendant in a suit brought by a former employee in DeKalb County Superior Court in Georgia (Case No. 00-CV-5509-8). The plaintiff asserts, among other things, slander, breach of a shareholder agreement and of various employment agreements and seeks monetary damages. Red Hat Professional Consulting, Inc. has filed an answer, affirmative defenses and counterclaims, denying all liability. All discovery in the matter is complete. On October 31, 2005, a hearing was held on defendants’ Third Motion for Partial Summary Judgment, and the Court granted summary judgment on three of the claims. A pre-trial order was entered in the matter, and it was set for trial on December 11, 2006. However, the Court elected to delay trial for purposes of rehearing plaintiff’s motion for partial summary judgment, and that hearing was held on December 11, 2006. On February 16, 2007, the Court issued an order in favor of plaintiff and against all defendants on plaintiff’s claim that his stock option agreement had been breached. The order was appealed by the defendants to the Georgia Court of Appeals, which on March 17, 2008, reversed the trial court, vacated the trial court’s order, and remanded for further proceedings. The Company filed a timely motion to reconsider with the Georgia Court of Appeals questioning the line of cases upon which the decision was rendered and the standard the court indicated should be applied by the trial court in determining the issues on remand. That motion was denied. The Company filed a petition for writ of certiorari in the Georgia Supreme Court, and that petition was denied on September 8, 2008, and the case was remanded to the trial court for further proceedings. On March 25, 2009, the trial court heard oral argument on the parties' cross-motions for summary judgment and denied those motions. Trial has been scheduled for late summer. The Company has been indemnified, subject to certain limitations, in this matter by the former PTI shareholders; however, there is a possibility that any damage award in this case could, if upheld, exceed the limits of such indemnification.

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

Commencing on August 4, 2003, the Company filed suit against The SCO Group, Inc. (“SCO”) in the U.S. District Court for the District of Delaware seeking a declaratory judgment that the Company is not infringing any of SCO’s intellectual property rights (Civil Action No. 03-722-SLR). In addition, the Company has asserted claims against SCO under Delaware and federal law, including deceptive trade practices, unfair competition, tortious interference with prospective business opportunities, trade libel and violations of the Lanham Act. The Company contends that SCO has made false and misleading public statements in alleging that software code, in which SCO claims to own copyrights and trade secrets, was misappropriated and incorporated into the Company’s product and that SCO has threatened legal action. On September 15, 2003, SCO filed a motion to dismiss contending, among other things, that no actual controversy exists and that the declaratory judgment that the Company seeks would not be warranted. On April 6, 2004, the Court denied SCO’s motion to dismiss but stayed further action in the case pending resolution of litigation underway in the U.S. District Court for the District of Utah between SCO and IBM. On April 20, 2004, Red Hat filed a motion for reconsideration contending that a stay based on the Utah case would be inappropriate. On March 31, 2005, the Court denied the Company’s motion to reconsider but extended to the Company the right to renew the motion should matters materially change in the SCO v. IBM litigation. SCO filed for bankruptcy protection in the District of Delaware on September 14, 2007, and on September 17, 2007 SCO filed a Notice in the pending case referencing the automatic stay in bankruptcy and asking the court to take the case off its active calendar. On October 15, 2007, SCO filed a schedule in the bankruptcy proceeding, listing Red Hat’s claim as disputed and unliquidated. On April 18, 2008, Red Hat filed a proof-of-claim in the bankruptcy proceeding, and SCO filed an objection seeking dismissal of that claim on June 5, 2009. A pending motion to convert the Chapter 11 proceeding to a Chapter 7 liquidation proceeding is scheduled for hearing in late July 2009

In the summer of 2004, 14 class action lawsuits were filed against the Company and several of its former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of North Carolina. In each of the actions, plaintiffs seek to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arise in connection with the Company announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs assert that certain former officers (the “Individual Defendants”) and the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), and Rule 10b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs seek unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in the Company’s common stock, disgorgement by the Company’s former chief executive officer and former chief financial officer of certain compensation and profits from trading in the Company’s common stock pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 and other relief. As of September 8, 2004, all of these class action lawsuits were consolidated into a single action referenced as Civil Action No. 5:04-CV-473BR and titled In re Red Hat, Inc. Securities Litigation. On May 6, 2005, the plaintiffs filed an amended consolidated class action complaint. On July 29, 2005, the Company, on behalf of itself and the Individual Defendants, filed a motion to dismiss the action for failure to state a claim upon which relief may be granted. Also on that date, PricewaterhouseCoopers LLP (“PwC”), another defendant, filed a separate motion to dismiss. On May 12, 2006, the Court issued an order granting the motion to dismiss the Securities Exchange Act claims against several of the Individual Defendants, but denying the motion to dismiss the Securities Exchange Act claims against the Company, its former chief executive officer and former chief financial officer. The Court dismissed the claims under the Sarbanes-Oxley Act in their entirety, and also granted PwC’s motion to dismiss. On November 6, 2006, the plaintiffs filed a motion for class certification. Subsequent to the filing of that motion, several plaintiffs withdrew as potential class representatives, and the Company opposed the certification of the remaining proposed class representatives. On May 11, 2007, the Court entered an order denying class certification and denying all other pending motions as moot. Thereafter, on July 13, 2007 Charles Gilbert filed a renewed motion for appointment as lead plaintiff and approval of selection of lead counsel. On November 13, 2007, the Court entered an Order allowing Gilbert’s motion, appointing him lead plaintiff and adding him as a party plaintiff and appointing lead counsel. On January 14, 2008, Gilbert’s counsel filed a motion to certify the action as a class action, which has since been briefed by the parties and now awaits disposition by the Court. The Company intends to vigorously defend any remaining claims in this matter. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved.

On October 4, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington (Civil Action No. C07-1587 JLR) against, among others, The Goldman Sachs Group, Inc. and JPMorgan Chase & Co., lead underwriters of the Company’s initial public offering in August 1999. The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the underwriters and certain unnamed officers, directors and principal stockholders exceeded ten percent of the Company’s outstanding common stock from the date of the Company’s initial public offering on August 11, 1999, through at least August 10, 2000. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b) of the Securities Exchange Act of 1934, as amended, and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The Company was named as a nominal defendant in the action. On February 29, 2008, plaintiff filed an amended complaint asserting substantially similar claims as those set forth in the initial complaint. In July 2008, the Company and the underwriter defendants filed motions to dismiss. On March 12, 2009, the Court granted the Company's motion to dismiss and dismissed the case without prejudice. Plaintiff filed a notice of appeal on March 31, 2009. The underwriter defendants filed cross-appeals. On June 22, 2009, the United States Court of Appeals for the Ninth Circuit granted a motion to consolidate the appeal of the Company's case with the appeals of 53 similar cases. Briefing of the appeals and cross-appeals has been set for late summer and fall 2009.

On October 9, 2007, IP Innovation, LLC and Technology Licensing Corporation filed a complaint in the Eastern District of Texas (Civil Action No. 2-07CV-447) against Red Hat, Inc. and Novell, Inc., alleging direct and indirect infringement of U.S. Patent Nos. 5,072,412, 5,394,521 and 5,533,183 with regard to aspects of the Company's Linux-based products. The complaint seeks, among other relief, compensatory damages, enhanced damages and injunctive relief. The Company answered the complaint on February 1, 2008, including counterclaims against plaintiffs for declaratory judgment of invalidity, unenforceability and noninfringement of the patents-in-suit, and the plaintiffs filed a reply to those counterclaims on February 11, 2008. Discovery and claim construction in the case are proceeding, and trial has been scheduled for April 12, 2010. Based on the Company’s efforts to date, it believes it has meritorious defenses to this matter, and intends to vigorously defend itself. There can be no assurance, however, that the Company will be successful in its defense, and an adverse resolution of the lawsuit could have a material adverse effect on its business, financial position and results of operations, including its ability to continue to commercialize the technologies implicated in the litigation.

On March 3, 2009, Software Tree LLC filed a complaint in the Eastern District of Texas (Civil Action No. 6:09-cv-00097-LED) against Red Hat, Inc., Hewlett-Packard Co., Genuitec, L.L.C., and Dell, Inc. alleging direct and indirect infringement of U.S. Patent No. 6,163,776 with regard to aspects of the Company's JBoss Hibernate product, among other products of the Defendants. The complaint seeks, among other relief, compensatory damages, enhanced damages and injunctive relief. The Company answered the complaint on April 7, 2009 and denied the allegations of direct and indirect infringement, asserted affirmative defenses and filed a counterclaim seeking a declaration that the patent was not infringed and was invalid. A discovery order was filed on June 22, 2009, and discovery is proceeding. Based on the Company's efforts to date, it believes it has meritorious defenses to this matter, and intends to vigorously defend itself. There can be no assurance, however, that the Company will be successful in its defense, and an adverse resolution of the lawsuit could have a material adverse effect on its business, financial position and results of operation, including its ability to continue to commercialize the technologies implicated in the litigation.

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

ITEM 2. UNREGISTERED	SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below sets forth information regarding the Company’s purchases of its Common Stock during its first fiscal quarter ended May 31, 2009:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
March 1, 2009—March 31, 2009	435,601	$13.87	435,013	$240.0 million
April 1, 2009—April 30, 2009	1,748,708	$18.04	1,710,100	$209.1 million
May 1, 2009—May 31, 2009	618,725	$17.67	557,065	$199.3 million

Total	2,803,034	$17.31	2,702,178	$199.3 million

(1)	During the three months ended May 31, 2009, the Company withheld an aggregate of 100,856 shares of Common stock from employees to satisfy minimum tax withholding obligations relating to the vesting of restricted share awards. These shares were not withheld pursuant to the program described in Note 2 below.

(2)	On November 17, 2008, the Company announced that its Board of Directors had amended the repurchase program that was announced in October 2006 to authorize the repurchase of up to an aggregate of $250.0 million of Common Stock, without regard to amounts previously repurchased. The amended program expires on the earlier of (i) October 31, 2010 or (ii) a determination by the Board of Directors, the Chief Executive Officer or the Chief Financial Officer to discontinue the program. As of May 31, 2009, the amount available under the program for the repurchase of Common Stock was $199.3 million. See Note 10 to the Consolidated Financial Statements for a discussion of shares repurchased under the program subsequent to May 31, 2009.

ITEM 6. EXHIBITS

(a) List of Exhibits

Exhibit No.		Description of Exhibit

10.1	*	Performance Compensation Plan as Amended and Restated Effective June 19, 2008.

10.2	*+	Form of Performance Share Unit Agreement (Fiscal Year 2010—SPP Form) adopted June 23, 2009 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report filed on Form 8-K with the SEC on June 29, 2009 (File No. 001-33162)).

10.3	*+	Target Share Price Performance Share Units awarded to named executive officers on June 23, 2009 (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report filed on
Form 8-K with the SEC on June 29, 2009 (File No. 001-33162)).

10.4	*+	Executive Base Salaries and Target Award Amounts under Red Hat, Inc.’s Executive Variable Compensation Plan for the Fiscal Year Ending February 28, 2010 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report filed on Form 8-K with the SEC on May 19, 2009 (File No. 001-33162)).

10.5	*+	Form of Performance Share Unit Agreement adopted May 13, 2009 (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report filed on Form 8-K with the SEC on May 19, 2009 (File No. 001-33162)).

Exhibit No.		Description of Exhibit

10.6	*+	Clawback Policy of Red Hat, Inc. adopted May 13, 2009 (incorporated by reference to Exhibit 99.3 to the registrant’s Current Report filed on Form 8-K with the SEC on May 19, 2009 (File No. 001-33162)).

31.1		Certification of the registrant's Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of the registrant's Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of the registrant’s Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350

*	Indicates a management contract or compensatory plan, contract or arrangement.
+	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

Date: July 10, 2009	By:	/s/ JAMES M. WHITEHURST
James M. Whitehurst President and Chief Executive Officer (Duly Authorized Officer on Behalf of the Registrant)
RED HAT, INC.

Date: July 10, 2009	By:	/s/ CHARLES E. PETERS, JR.
Charles E. Peters, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)
RED HAT, INC.

Date: July 10, 2009	By:	/s/ MARK E. COOK
Mark E. Cook Vice President and Controller (Principal Accounting Officer)