Form 10-Q
period 2009-08-31
RED HAT INC
filed 2009-10-05
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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

As of October 1, 2009, there were 187,776,158 shares of common stock outstanding.

RED HAT, INC.

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands—except share and per share amounts)

	August 31, 2009 (Unaudited)	February 28, 2009
ASSETS
Current assets:
Cash and cash equivalents	$493,052	$515,548
Investments in debt and equity securities, short-term	228,384	147,178
Accounts receivable, net of allowances for doubtful accounts of $2,630 and $2,387, respectively	112,837	128,669
Prepaid expenses and other current assets	106,550	99,437

Total current assets	940,823	890,832
Property and equipment, net of accumulated depreciation and amortization of $103,273 and $91,140, respectively	70,276	67,913
Goodwill	439,035	438,109
Identifiable intangibles, net	115,611	122,177
Investments in debt securities, long-term	190,370	183,363
Other assets, net	36,957	51,242

Total assets	$1,793,072	$1,753,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,938	$9,576
Accrued expenses	57,033	54,123
Deferred revenue	419,505	382,050
Other current obligations	878	900

Total current liabilities	495,354	446,649
Deferred lease credits	4,191	4,470
Long-term deferred revenue	161,430	161,032
Other long-term obligations	34,573	35,432
Commitments and contingencies (Notes 6 and 9)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 209,570,519 and 207,794,700 shares issued, and 186,723,952 and 189,998,611 shares outstanding at August 31, 2009 and February 28, 2009, respectively	21	21
Additional paid-in capital	1,320,005	1,281,469
Retained earnings	97,970	50,519
Treasury stock at cost, 22,846,567 and 17,796,089 shares at August 31, 2009 and February 28, 2009, respectively	(330,240)	(236,283)
Accumulated other comprehensive income	9,768	10,327

Total stockholders’ equity	1,097,524	1,106,053

Total liabilities and stockholders’ equity	$1,793,072	$1,753,636

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands—except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31, 2009	August 31, 2008	August 31, 2009	August 31, 2008
Revenue:
Subscriptions	$156,273	$135,709	$305,063	$266,403
Training and services	27,360	28,674	52,958	54,615

Total subscription and training and services revenue	183,633	164,383	358,021	321,018

Cost of subscription and training and services revenue:
Cost of subscriptions	10,972	9,720	21,023	18,677
Cost of training and services	17,468	17,788	33,886	35,260

Total cost of subscription and training and services revenue	28,440	27,508	54,909	53,937

Gross profit	155,193	136,875	303,112	267,081
Operating expense:
Sales and marketing	66,768	59,566	130,745	118,837
Research and development	36,360	31,728	71,462	60,639
General and administrative	24,523	24,177	48,308	46,291

Total operating expense	127,651	115,471	250,515	225,767

Income from operations	27,542	21,404	52,597	41,314
Other income, net	5,759	14,778	9,240	24,798
Interest expense	(43)	(1,530)	(96)	(3,116)

Income before provision for income taxes	33,258	34,652	61,741	62,996
Provision for income taxes	4,321	13,514	14,290	24,568

Net income	$28,937	$21,138	$47,451	$38,428

Basic net income per common share	$0.15	$0.11	$0.25	$0.20

Diluted net income per common share	$0.15	$0.10	$0.25	$0.18

Weighted average shares outstanding
Basic	187,099	191,485	188,007	191,132
Diluted	192,659	220,039	193,060	219,472

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2009	2008	2009	2008
Cash flows from operating activities:
Net income	$28,937	$21,138	$47,451	$38,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,442	9,828	22,252	18,925
Share-based compensation expense	11,013	10,870	21,689	21,431
Deferred income taxes	(940)	11,462	5,489	20,229
Excess tax benefits from share-based payment arrangements	(3,556)	(15,489)	(17,756)	(24,456)
Gain on sale of investments in equity securities	(3,465)	(4,996)	(3,663)	(4,996)
Amortization of debt issuance costs	—	752	—	1,504
Other	(80)	55	(6)	(137)
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable	(5,666)	2,018	20,612	21,338
Prepaid expenses and other current assets	4,288	(1,908)	4,932	(6,910)
Accounts payable	4,790	(2,404)	7,788	(7,974)
Accrued expenses	5,214	7,816	2,185	9,802
Deferred revenue	10,155	15,261	12,516	30,714
Other assets	(127)	(137)	(281)	(270)

Net cash provided by operating activities	62,005	54,266	123,208	117,628

Cash flows from investing activities:
Purchase of investment in debt securities available-for-sale	(131,437)	(26,059)	(288,472)	(331,705)
Proceeds from sales and maturities of investment in debt securities available-for-sale	83,655	133,282	206,104	349,816
Proceeds from sales of investment in equity securities available-for-sale	3,838	5,568	4,059	5,568
Acquisitions of businesses, net of cash acquired	—	(3,052)	—	(46,802)
Purchase of developed technologies and other intangible assets	(1,081)	(727)	(2,070)	(2,342)
Purchase of property and equipment	(6,635)	(4,430)	(12,662)	(13,952)

Net cash provided by (used in) investing activities	(51,660)	104,582	(93,041)	(39,417)

Cash flows from financing activities:
Excess tax benefits from share-based payment arrangements	3,556	15,489	17,756	24,456
Proceeds from exercise of common stock options	14,189	5,342	18,589	16,789
Payments related to net settlement of share-based compensation awards	(502)	(219)	(2,300)	(1,019)
Purchase of treasury stock	(47,186)	—	(93,957)	(8,347)
Structured stock repurchase	—	—	—	1,989
Payments on other borrowings	—	(66)	(900)	(23)

Net cash provided by (used in) financing activities	(29,943)	20,546	(60,812)	33,845

Effect of foreign currency exchange rates on cash and cash equivalents	2,034	(2,477)	8,149	(2,319)

Net increase (decrease) in cash and cash equivalents	(17,564)	176,917	(22,496)	109,737
Cash and cash equivalents at beginning of the period	510,616	610,540	515,548	677,720

Cash and cash equivalents at end of the period	$493,052	$787,457	$493,052	$787,457

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

NOTE 2—Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three months and six months ended August 31, 2009 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months and six months ended August 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2010. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting. For further information, see the Company’s Consolidated Financial Statements, including notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009.

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

Impairment of Goodwill and Other Long-Lived Assets

The Company tests goodwill for impairment annually and whenever events or circumstances indicate an impairment may have occurred. Accounting principles generally accepted in the U.S. require goodwill be tested at least annually using a two-step process that begins with identifying potential impairment. Potential impairment is identified if the fair value of the reporting unit to which goodwill applies is less than the recognized or book value of the related reporting entity, including such goodwill. Where the book value of a reporting entity, including related goodwill, is greater than the reporting entity’s fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. For the three months and six months ended August 31, 2009 and August 31, 2008, the Company did not identify any potential impairment related to its goodwill.

The Company evaluates the recoverability of its property and equipment and other long-lived assets whenever events or changes in circumstances indicate an impairment may have occurred. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets. For the three months and six months ended August 31, 2009 and August 31, 2008, no potential impairment losses related to the Company’s long-lived assets were identified.

Cash and Cash Equivalents

The Company considers liquid investments purchased with a maturity period of three months or less at the date of purchase to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered. The Company does not have off-balance-sheet credit exposure related to its customers.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Investments in Debt and Equity Securities

The Company’s investments at August 31, 2009 and February 28, 2009 are in debt and equity securities which are classified as available for sale and carried at market value as described below. Investments in debt securities are classified as either a cash equivalent, current asset (Investments in debt and equity securities, short-term) or long-term asset (Investments in debt securities, long-term) based on the maturity date. Investments with a maturity date of one year or less from the balance sheet date are classified as a current asset and those with a maturity date of greater than one year are classified as a long-term asset. The weighted average maturity period of the Company’s investment in debt securities was 0.5 years at August 31, 2009 and 0.4 years at February 28, 2009.

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

	Three Months Ended		Six Months Ended
	August 31, 2009	August 31, 2008	August 31, 2009	August 31, 2008
Debt securities:
Unrealized gains (loss) on available-for-sale debt securities during the period	$504	$(1,955)	$3,063	$(6,804)
Average rate of total return on investment in debt securities portfolio	1.3%	3.2%	1.5%	3.4%
Equity securities:
Unrealized gains on available-for-sale equity securities during the period (1)	$(2,350)	$14,102	$4,385	$14,102

(1)	Investments in equity securities available for sale at August 31, 2009 consist of equity ownership in a company which underwent an initial public offering (“IPO”) in 2008. At August 31, 2009 and February 28, 2009 these equity investments are carried at fair value which totaled $10.0 million and $6.0 million, respectively, and are classified as available for sale and included in investments in debt and equity securities, short-term on the Company’s Consolidated Balance Sheets. The net reduction in unrealized gains on available-for-sale equity securities of $2.4 million for the three months ended August 31, 2009 results from a realized gain of $3.5 million from the sale of such securities, partially offset by an additional unrealized gain of $1.1 million on the remaining shares outstanding.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for such asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value should maximize the use of observable inputs and minimize the use of unobservable inputs. To measure fair value, the Company uses the following fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable:

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

Level 3—Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities.

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

Unrealized gains and temporary losses on investments classified as available for sale are included within accumulated other comprehensive income, net of any related tax effect. Upon realization, such amounts are reclassified from accumulated other comprehensive income to investment income. Realized gains and losses and other than temporary impairments, if any, are reflected in the statements of operations as other income, net. The Company does not recognize changes in the fair value of its investments in income unless a decline in value is considered other-than-temporary. At August 31, 2009 and February 28, 2009, the vast majority of the Company’s investments were priced by pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, the Company assesses other factors to determine the security’s market value, including broker quotes or model valuations. Independent price verifications of all holdings are performed by pricing vendors which are then reviewed by the Company. In the event a price fails a pre-established tolerance check, it is researched so that the Company can assess the cause of the variance to determine what the Company believes is the appropriate fair market value.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at August 31, 2009 (in thousands):

	As of August 31, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$385,627	$385,627	$—	$—
Available-for-sale securities (1):
Treasuries	1,826	1,826	—	—
Certificate of deposit	39,433	—	39,433	—
Agencies	272,208	—	272,208	—
Corporates	125,757	—	125,757	—
Equities (1)	10,010	10,010	—	—
Foreign currency derivatives (2)	24	—	24	—

Total	$834,885	$397,463	$437,422	$—

(1)	Included in either cash and cash equivalents or investments in debt and equity securities in the Company’s Consolidated Balance Sheet at August 31, 2009, in addition to $76.9 million of cash.

(2)	Included in prepaid expenses and other current assets in the Company’s Consolidated Balance Sheet at August 31, 2009.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table represents the Company’s investments measured at fair value as of August 31, 2009 (in thousands):

		Gross Unrealized			Balance Sheet Classification
					Cash Equivalent Marketable Securities	Short-term Marketable Securities	Long-term Marketable Securities
	Amortized Cost			Aggregate Fair Value
		Gains	Losses (1)
Money Markets	$385,627	$—	$—	$385,627	$385,627	$—	$—
Treasury	1,776	50	—	1,826	—	—	1,826
Certificate of Deposit	39,433	—	—	39,433	30,480	8,953	—
Agencies	271,409	880	(81)	272,208	—	128,230	143,978
Corporates	123,275	2,514	(32)	125,757	—	81,191	44,566
Equities	910	9,100	—	10,010	—	10,010	—

Total	$822,430	$12,544	$(113)	$834,861	$416,107	$228,384	$190,370

(1)	Accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer totaled less than $0.1 million at August 31, 2009.

The following table represents the Company’s investments measured at fair value as of February 28, 2009 (in thousands):

		Gross Unrealized			Balance Sheet Classification
					Cash Equivalent Marketable Securities	Short-term Marketable Securities	Long-term Marketable Securities
	Amortized Cost			Aggregate Fair Value
		Gains	Losses (1)
Money Markets	$417,632	$—	$—	$417,632	$417,632	$—	$—
Treasury	16,873	290	—	17,163	—	15,316	1,847
Certificate of Deposit	27,133	—	—	27,133	26,312	821	—
Agencies	182,683	989	(36)	183,636	—	70,364	113,272
Corporates	123,874	784	(1,759)	122,899	—	54,655	68,244
Equities	1,307	4,715	—	6,022	—	6,022	—

Total	$769,502	$6,778	$(1,795)	$774,485	$443,944	$147,178	$183,363

(1)	Accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer totaled $0.3 million at February 28, 2009.

Internal Use Software

The Company capitalized $3.3 million and $4.8 million in costs related to the development of internal use software for its website, enterprise resource planning system and systems management applications during the six months ended August 31, 2009 and August 31, 2008, respectively. The Company amortizes the costs of computer software developed for internal use on a straight-line basis over an estimated useful life of five years. The carrying value of internal use software is included in property and equipment on the Company’s Consolidated Balance Sheets.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Capitalized Software Costs

Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. As a result of the Company’s practice of releasing source code that it has developed on a weekly basis for unrestricted download on the Internet, there is generally no passage of time between achievement of technological feasibility and the availability of the Company’s product for general release. Therefore, at August 31, 2009 and February 28, 2009, the Company had no internally developed capitalized software costs for products to be sold to third parties.

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

Share-Based Compensation

The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements for the three months and six ended August 31, 2009 and August 31, 2008 (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2009	August 31, 2008	August 31, 2009	August 31, 2008
Cost of revenue	$759	$643	$1,560	$1,324
Sales and marketing	3,138	2,205	6,248	6,202
Research and development	3,075	3,547	6,348	6,054
General and administrative	4,041	4,475	7,533	7,851

Total share-based compensation	$11,013	$10,870	$21,689	$21,431

Share-based compensation expense qualifying for capitalization was insignificant for each of the three months and six months ended August 31, 2009 and August 31, 2008. Accordingly, no share-based compensation expense was capitalized during the three months and six months ended August 31, 2009 and August 31, 2008.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the three months and six months ended August 31, 2009, the Company granted the following share-based awards:

	Three Months Ended		Six Months Ended
	Shares and Shares Underlying Awards	Weighted Average Per Share Fair Value	Shares and Shares Underlying Awards	Weighted Average Per Share Fair Value
Options	7,169	$8.17	13,650	$7.63
Nonvested shares and share units	160,386	$20.86	284,221	$19.74
Performance share units—target (1)	—	$—	171,667	$19.73
Performance share units—target (2)	171,667	$29.61	171,667	$29.61
Deferred share units	988	$20.91	1,801	$20.44

Total awards	340,210	$25.01	643,006	$22.12

(1)	On May 13, 2009, the Compensation Committee of the Company’s Board of Directors approved a Performance Share Unit Agreement for use with certain grants of performance share units (“PSUs”) to executive officers under the Red Hat, Inc. 2004 Amended and Restated Long-Term Incentive Plan, as Amended and Restated (the “2004 Long-Term Incentive Plan”), in FY2010. During the three months ended May 31, 2009, certain executive officers were awarded a target number of PSUs, and depending on the Company’s financial performance relative to a specified peer group of companies, these executive officers may earn up to a maximum of 200% of the target number of PSUs over a performance period with three separate performance segments noted below. In respect of the first performance segment, which is the period from March 1, 2009 through February 28, 2010, up to 25% of the maximum number of PSUs may be earned. In respect of the second performance segment, which is the period from March 1, 2009 through February 28, 2011, up to 50% of the maximum number of PSUs (less the amount of PSUs earned in respect of the first performance segment) may be earned. In respect of the third and final performance segment, which is the period from March 1, 2009 through February 29, 2012, up to 100% of the maximum number of PSUs (less the aggregate amount of PSUs earned in respect of the first and second performance segments) may be earned.

(2)	On June 23, 2009, the Compensation Committee of the Company’s Board of Directors approved a Performance Share Unit Agreement for use with certain grants of performance share units (“Share Price PSUs”) in FY2010 to executive officers under the 2004 Long-Term Incentive Plan. During the three months ended August 31, 2009, certain executive officers were awarded a target number of Share Price PSUs, and depending on the performance of the Company’s common stock over a thirty-six month performance period beginning on March 26, 2009 relative to the performance of the stock price of specified peer companies, each of these executive officers may earn up to a maximum of 200% of the target number of Share Price PSUs. Each executive officer will receive a single payout following the end of the performance period.

Sales and Marketing Expenses

Sales and marketing expenses consist of costs, including salaries, sales commissions and related expenses, such as travel, of all personnel involved in the sales and marketing process. Sales and marketing expenses also include costs of advertising, sales lead generation programs, cooperative marketing arrangements and trade shows. Payments made to resellers or other customers are reported in accordance with Emerging Issues Task Force Issue Number 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“EITF 01-09”). All costs of advertising, to the extent allowable by EITF 01-09, are expensed as incurred. Advertising expense totaled $5.6 million and $4.7 million for the three months ended August 31, 2009 and August 31, 2008, respectively. Advertising expense for the six months ended August 31, 2009 and August 31, 2008 totaled $10.9 million and $9.5 million, respectively.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Deferred Taxes

The Company accounts for income taxes using the liability method in which deferred tax assets or liabilities are recognized for the temporary differences between financial reporting and tax bases of the Company’s assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse.

The Company continues to assess the realizability of its deferred tax assets, which primarily consist of share-based compensation expense deductions, deferred revenue and tax credit carryforwards. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As of August 31, 2009, the net deferred tax asset balance was $89.3 million, of which $13.1 million is offset by a valuation allowance. The Company continues to maintain a valuation allowance against its deferred tax assets with respect to certain foreign net operating losses (“NOLs”) and tax carryforwards that are subject to limitations under Section 382 of the Internal Revenue Code.

With respect to foreign earnings, it is the Company’s policy to invest the earnings of foreign subsidiaries indefinitely outside the U.S. From time to time however, the Company may remit a portion of these earnings to the extent it incurs no additional U.S. tax and it is otherwise feasible.

During the three months ended August 31, 2009 the Company recognized a discrete tax benefit from research tax credits, net of a corresponding reduction of NOLs. The net impact was a reduction to income tax expense of $7.3 million for the three months and six months ended August 31, 2009.

Because tax laws are complex and subject to different interpretations, significant judgment is required. As a result, the Company makes certain estimates and assumptions in (i) calculating its income tax expense, deferred tax assets and deferred tax liabilities, (ii) determining any valuation allowance recorded against deferred tax assets and (iii) evaluating the amount of unrecognized tax benefits, as well as the interest and penalties related to such uncertain tax positions. The Company’s estimates and assumptions may differ significantly from tax benefits ultimately realized.

Foreign Currency Translation

The Euro has been determined to be the primary functional currency for the Company’s European operations and local currencies have been determined to be the functional currencies for the Company’s Asia Pacific and South American operations.

Foreign exchange gains and losses, which result from the process of remeasuring foreign currency transactions into the appropriate functional currency, are included in other income, net in the Company’s Consolidated Statements of Operations. Net foreign exchange losses included in other income was $0.3 million for the three months and six months ended August 31, 2009. Net foreign exchange losses included in other

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

income for the three months and six months ended August 31, 2008 was $0.5 million and $1.0 million, respectively. The impact of changes in foreign currency exchange rates resulting from the translation of foreign currency financial statements into U.S. Dollars for financial reporting purposes is included in other comprehensive income, which is a separate component of stockholders’ equity. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average rates for the period.

Significant Customers and Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, investments and trade receivables. The Company primarily places its cash, cash equivalents and investments with high-credit quality financial institutions which invest predominantly in U.S. Government instruments, investment grade corporate bonds and certificates of deposit guaranteed by banks which are members of the FDIC. Cash deposits are primarily in financial institutions in the United States. However, cash for monthly operating costs of international operations are deposited in banks outside the United States.

The Company performs credit evaluations to reduce credit risk and generally requires no collateral from its customers. Management estimates the allowance for uncollectible accounts based on their historical experience and credit evaluation. The Company’s standard credit terms are net 30 days in the U.S., net 30 to 45 days in EMEA, and range from net 30 to net 60 days in Asia Pacific. One customer accounted for 11% and 12% of the Company’s accounts receivable at August 31, 2009 and February 28, 2009, respectively.

For the three months and six months ended August 31, 2009 and August 31, 2008, there were no individually significant customers from which the Company generated revenue.

Net Income Per Common Share

The Company computes basic net income per common share by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income adjusted for interest expense and amortization of debt issuance costs associated with the convertible debentures, by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of shares issuable upon the exercise of stock options or vesting of share-based awards and convertible securities such as the Company’s convertible debentures. Diluted net income per share for the three months and six months ended August 31, 2008, assumes the conversion of the convertible debentures using the “if converted” method. For the three months and six months ended August 31, 2009, the Company had no convertible debentures outstanding and as a result, an adjustment to diluted net income for related interest or amortization expense was not required.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table reconciles the numerators and denominators of the earnings per share calculation for the three months and six months ended August 31, 2009 and August 31, 2008 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 31, 2009	August 31, 2008	August 31, 2009	August 31, 2008
Diluted net income per share computation:
Net income	$28,937	$21,138	$47,451	$38,428
Interest expense on convertible debt, net of related tax	—	435	—	869
Amortization of debt issuance costs, net of related tax	—	459	—	918

Net income—diluted	$28,937	$22,032	$47,451	$40,215

Weighted average common shares outstanding	187,099	191,485	188,007	191,132
Incremental shares attributable to assumed vesting or exercise of outstanding equity awards shares	5,560	6,281	5,053	6,067
Incremental shares attributable to assumed conversion of convertible debentures	—	22,273	—	22,273

Diluted shares	192,659	220,039	193,060	219,472

Diluted net income per share	$0.15	$0.10	$0.25	$0.18

The following share awards are not included in the computation of diluted earnings per share because the aggregate value of proceeds considered received upon either exercise or vesting were greater than the average market price of the Company’s common stock during the related periods and the effect of including such share awards in the computation would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2009	August 31, 2008	August 31, 2009	August 31, 2008
Number of shares considered anti-dilutive for calculating diluted net income per share:	4,122	7,284	6,780	7,963

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

The Company has offices in more than 65 locations around the world. The Company manages its international business on an Americas-wide, EMEA-wide and Asia Pacific-wide basis. The following summarizes revenue, net income (loss) and total assets by geographic segment at and for the three months ended August 31, 2009 and August 31, 2008 (in thousands):

	Americas	EMEA	Asia Pacific	Total
	Three Months Ended August 31, 2009
Revenue from unaffiliated customers	$116,515	$41,089	$26,029	$183,633
Net income (loss)	$25,601	$4,176	$(840)	$28,937
Total assets	$1,541,582	$171,161	$80,329	$1,793,072

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Americas	EMEA	Asia Pacific	Total
	Three Months Ended August 31, 2008
Revenue from unaffiliated customers	$105,925	$37,012	$21,446	$164,383
Net income (loss)	$16,869	$5,498	$(1,229)	$21,138
Total assets	$2,012,598	$141,573	$61,215	$2,215,386

The following summarizes revenue, net income (loss) and total assets by geographic segment at and for the six months ended August 31, 2009 and August 31, 2008 (in thousands):

	Americas	EMEA	Asia Pacific	Total
	Six Months Ended August 31, 2009
Revenue from unaffiliated customers	$230,364	$78,129	$49,528	$358,021
Net income (loss)	$42,796	$7,303	$(2,648)	$47,451
Total assets	$1,541,582	$171,161	$80,329	$1,793,072

	Americas	EMEA	Asia Pacific	Total
	Six Months Ended August 31, 2008
Revenue from unaffiliated customers	$206,106	$71,953	$42,959	$321,018
Net income (loss)	$34,258	$8,584	$(4,414)	$38,428
Total assets	$2,012,598	$141,573	$61,215	$2,215,386

The following table lists, for the three months ended August 31, 2009 and August 31, 2008, revenue from unaffiliated customers in the United States, the Company’s country of domicile, revenue from unaffiliated customers in Japan, which in terms of revenue, was the only individually material country outside the United States and revenue from other foreign countries.

	Three Months Ended August 31, 2009	Three Months Ended August 31, 2008
United States, the Company’s country of domicile	$105,552	$95,583
Japan	14,876	11,560
Other foreign	63,235	57,240

Total revenue from unaffiliated customers	$183,633	$164,383

The following table lists, for the six months ended August 31, 2009 and August 31, 2008, revenue from unaffiliated customers in the United States, the Company’s country of domicile, revenue from unaffiliated customers in Japan, which in terms of revenue, was the only individually material country outside the United States and revenue from other foreign countries.

	Six Months Ended August 31, 2009	Six Months Ended August 31, 2008
United States, the Company’s country of domicile	$208,159	$188,796
Japan	28,719	23,835
Other foreign	121,143	108,387

Total revenue from unaffiliated customers	$358,021	$321,018

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Total tangible long-lived assets located in the United States, the Company’s country of domicile, and similar tangible long-lived assets held outside the United States are summarized in the following table as of August 31, 2009 and February 28, 2009:

	As of August 31, 2009	As of February 28, 2009
United States, the Company’s country of domicile	$51,509	$53,106
Foreign	18,767	14,807

Total tangible long-lived assets	$70,276	$67,913

Comprehensive Income

The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income for the three months and six months ended August 31, 2009 and August 31, 2008 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2009	August 31, 2008	August 31, 2009	August 31, 2008
Comprehensive income:
Net income	$28,937	$21,138	$47,451	$38,428
Foreign currency translation adjustments	(603)	3,436	(8,007)	2,088
Change in unrealized losses on marketable debt securities—available-for-sale	504	(1,955)	3,063	(6,804)
Change in unrealized gains on marketable equity securities—available-for-sale	(2,350)	14,102	4,385	14,102

Total comprehensive income, net of taxes	$26,488	$36,721	$46,892	$47,814

As of August 31, 2009 the Company holds investments in debt securities available for sale with an accumulated unrealized gain of $3.3 million and investments in equity securities available for sale with an accumulated unrealized gain of $9.1 million. As of February 28, 2009, the Company held investments in debt securities available for sale with an accumulated unrealized gain of $0.3 million and investments in equity securities available for sale with an accumulated unrealized gain of $4.7 million.

Recent Accounting Pronouncements

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“the Codification”). The Codification, which was launched on July 1, 2009, became the single source of authoritative non-governmental U.S. generally accepted accounting principles (“GAAP”), superseding various existing authoritative accounting pronouncements. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt the Codification for its reporting periods ending on and after November 30, 2009. The adoption of the Codification will have no impact on the Company’s consolidated financial statements.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value, (“Update 2009-05”). Update 2009-05 clarifies that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the of the techniques prescribed by the update. The Company will adopt Update 2009-05 for its reporting period ending November 30, 2009 and is currently evaluating the impact, if any.

NOTE 3—Business Combinations

Acquisition of Qumranet, Inc.

On September 4, 2008, the Company completed its acquisition of Qumranet, Inc. (“Qumranet”), a privately held software company that produces and sells virtualization technologies. The acquisition of Qumranet broadens the Company’s technology solutions, communities of development and use, and additional influence in, and acceptance of, virtualization technology in the Linux kernel, upon which the Company’s Red Hat Enterprise Linux platform is based. Under the terms of the purchase agreement the Company paid approximately $104.8 million in cash. The total consideration paid by the Company in connection with the acquisition as of August 31, 2009 is summarized in the following table (in thousands):

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the allocation of identifiable intangible assets resulting from the acquisition (in thousands). For purposes of this allocation, the Company has assessed a fair value of Qumranet identifiable intangible assets related to employee covenants not to compete, developed technology and tradenames and trademarks based on the net present value of the projected income stream of these identifiable intangible assets. The resulting fair value is being amortized over the estimated useful life of each identifiable intangible asset on a straight-line basis which approximates the economic pattern of benefits (in thousands):

	Expense Type	Estimated Life (Years)	Total
Developed technology	Research and development	6	$17,000
Employee covenants not to compete	Research and development	3	2,600
Tradenames and trademarks	General and administrative	10	1,600

Total identifiable intangible assets			$21,200

Pro forma consolidated financial information

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three months and six months ended August 31, 2008 (in thousands, except per share amounts) as if the acquisition of Qumranet had occurred at March 1, 2008, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisitions actually taken place at the beginning of the period.

Three Months Ended August 31, 2008
Revenue	$164,419
Net income	$18,866
Diluted net income	$19,760
Basic net income per common share	$0.10
Diluted net income per common share	$0.09

Six Months Ended August 31, 2008
Revenue	$321,065
Net income	$34,067
Diluted net income	$35,855
Basic net income per common share	$0.18
Diluted net income per common share	$0.16

Goodwill

The following is a summary of goodwill for the six months ended August 31, 2009 (in thousands):

Balance at February 28, 2009	$438,109
Less: adjustments to purchase price for finalization of allocation	(253)
Impact of foreign currency fluctuations	1,179

Balance at August 31, 2009	$439,035

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 4—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of purchased technologies, customer and reseller relationships, trademarks, copyrights and patents, which are amortized over the estimated useful life, generally on a straight line basis with the exception of customer contracts and relationships which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit. Useful lives range from three to twelve years for purchased technologies and customer and reseller relationships and three to ten years for trademarks, copyrights and patents. As of August 31, 2009 and February 28, 2009, trademarks with an indefinite estimated useful life totaled $9.4 million and $9.1 million, respectively. Amortization expense associated with identifiable intangible assets was $5.0 million and $3.9 million for the three months ended August 31, 2009 and August 31, 2008, respectively. For the six months ended August 31, 2009 and August 31, 2008 amortization expense associated with identifiable intangible assets was $10.0 million and $7.6 million, respectively. The following is a summary of identifiable intangible assets (in thousands):

	August 31, 2009			February 28, 2009
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$52,974	$(14,906)	$38,068	$47,046	$(10,296)	$36,750
Purchased technologies	39,844	(17,934)	21,910	43,972	(19,108)	24,864
Customer and reseller relationships	80,798	(25,165)	55,633	80,704	(20,141)	60,563

Total identifiable intangible assets	$173,616	$(58,005)	$115,611	$171,722	$(49,545)	$122,177

NOTE 5—Income Taxes

Income Tax Expense

During the three months and six months ended August 31, 2009, the Company recorded $4.3 million and $14.3 million, respectively of income tax expense. Tax expense for the three months and six months ended August 31, 2009 includes a discrete tax benefit from research tax credits, net of a corresponding reduction of NOLs, which resulted in a net reduction of income tax expense of $7.3 million. Excluding the impact of the discrete tax benefit, the Company’s estimated annual effective tax rate was 35% for the three months and six months ended August 31, 2009. The estimated annual effective tax rate for the three months and six months ended August 31, 2009, which equals the U.S. federal statutory rate of 35%, includes state income taxes which are offset by foreign income taxed at different rates. The Company’s estimated annual effective tax rate for the three months and six months ended August 31, 2008 was 39%, which differed from the U.S. federal statutory rate primarily due to state income taxes.

The following table summarizes the Company’s tax provision for the three months and six months ended August 31, 2009 and August 31, 2008.

	Three Months Ended		Six Months Ended
	August 31, 2009	August 31, 2008	August 31, 2009	August 31, 2008
Provision for income taxes:
Income before provision for income taxes	$33,258	$34,652	$61,741	$62,996
Estimated annual effective tax rate on current year ordinary income	35%	39%	35%	39%

Provision for income taxes on current year ordinary income	11,640	13,514	21,609	24,568
Discrete tax benefit from research tax credit carryforwards	7,319	—	7,319	—

Provision for income taxes	$4,321	$13,514	$14,290	$24,568

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Deferred Taxes

As of August 31, 2009, the net deferred tax asset balance was $89.3 million, of which $13.1 million is offset by a valuation allowance. The Company continues to maintain a valuation allowance against its deferred tax assets with respect to certain foreign NOLs and acquired tax carryforwards that are subject to limitations under Section 382 of the Internal Revenue Code.

As of August 31, 2009, the Company had U.S. state NOL carryforwards of approximately $27.7 million. As of August 31, 2009, the Company had a U.S. federal research tax credit carryforward of approximately $28.7 million and a U.S. foreign tax credit carryforward of approximately $5.2 million. These NOL and tax credit carryforwards are scheduled to expire in varying amounts beginning in 2010.

Uncertain Tax Positions

The Company’s unrecognized tax benefits were $46.1 million as of August 31, 2009 and $38.5 million as of February 28, 2009. The Company’s unrecognized tax benefits at August 31, 2009 and February 28, 2009, which, if recognized, would impact its effective tax rate were $23.9 million and $15.9 million, respectively.

During the three months and six months ended August 31, 2009, the amount of unrecognized tax benefits increased by approximately $7.2 million and $7.6 million, respectively as a result primarily from increases with respect to tax positions taken during prior periods. The Company does not currently expect any other significant changes in its unrecognized tax benefits for the next 12 months. No settlements of uncertain income tax positions or reductions in long-term obligations related to unrecognized tax benefits occurred during the six months ended August 31, 2009.

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as income tax expense. Accrued interest and penalties related to unrecognized tax benefits totaled $1.3 million and $0.9 million as of August 31, 2009 and February 28, 2009, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of August 31, 2009. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs:

Tax Jurisdiction	Years Subject to Income Tax Examination

U.S. federal	1994 – Present

North Carolina	1999 – Present

Ireland	2001 – Present

Japan*	2008 – Present

*	The Company has been examined for income tax for years through February 28, 2007. However, the statute of limitations remains open for 5 years.

The Company or one of its subsidiaries has concluded tax examinations in France and Belgium with no material adjustments.

The Company believes it has adequately provided for any reasonably foreseeable outcomes related to tax audits.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 6—Commitments and Contingencies

As of August 31, 2009, the Company leased office space and certain equipment under various non-cancelable operating leases. Rent expense under operating leases was $5.7 million for each of the three months ended August 31, 2009 and August 31, 2008. For each of the six months ended August 31, 2009 and August 31, 2008 rent expense under operating leases was $11.1 million.

In January 2002, the Company assumed the lease obligation of an unrelated third party for an office building which serves as the Company’s headquarters. This lease terminates in June 2020. As compensation to the Company for assuming this obligation, the third party paid rent on the Company’s behalf from the commencement of the sublease until February 2003, is allowing the Company the use of all furniture and fixtures, including building improvements, that were in the building at the time of the commencement of the sublease, and paid the Company a certain monthly amount through October 2002, to offset the operating expenses of this building, all of which was valued in the aggregate at $5.9 million. Included in the aggregate amount was $3.6 million representing the fair value of furniture and fixtures. This credit balance began to amortize, as a reduction to related rent expense, in fiscal 2004 and will continue to do so until the lease terminates in June 2020. The furniture and fixtures were depreciated over a period of seven years. As of August 31, 2009 and February 28, 2009, the carrying amount of the long-term deferred lease credit was $4.2 million and $4.4 million, respectively.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the three months ended August 31, 2009 the Company repurchased 2,348,300 shares under the program for $47.2 million, including transaction costs. As of August 31, 2009, the remaining amount available under the program for the repurchase of Common Stock was $152.1 million. See NOTE 10 to the Consolidated Financial Statements for a discussion of shares repurchased under the program subsequent to August 31, 2009.

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

The effects of derivative instruments on the Company’s consolidated financial statements are as follows as of August 31, 2009 and for the three months and six months then ended (in thousands):

	As of August 31, 2009				Three Months Ended August 31, 2009	Six Months Ended August 31, 2009
	Balance Sheet Location	Fair Value	Notional Value	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Assets—foreign currency forward contracts not designated as hedges	Prepaid expenses and other current assets	$24	$3,510	Other income, net	$96	$184
Liabilities—foreign currency forward contracts not designated as hedges	Accrued expenses	$(1)	$837	Other income, net	$(4)	$(251)

TOTAL		$23	$4,347		$92	$(67)

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 9—Legal Proceedings

Red Hat Professional Consulting, Inc., formerly PTI, a wholly owned subsidiary of the Company acquired in February 2001, together with its former directors and some of its former principal shareholders, is a defendant in a suit brought by a former employee in DeKalb County Superior Court in Georgia (Case No. 00-CV-5509-8). The plaintiff asserts, among other things, slander, breach of a shareholder agreement and breach of various employment agreements and seeks monetary damages. Red Hat Professional Consulting, Inc. has filed an answer, affirmative defenses and counterclaims, denying all liability. All discovery in the matter is complete. On October 31, 2005, a hearing was held on defendants’ Third Motion for Partial Summary Judgment, and the Court granted summary judgment on three of the claims. A pre-trial order was entered in the matter, and it was set for trial on December 11, 2006. However, the Court elected to delay trial for purposes of rehearing plaintiff’s motion for partial summary judgment, and that hearing was held on December 11, 2006. On February 16, 2007, the Court issued an order in favor of plaintiff and against all defendants on plaintiff’s claim that his stock option agreement had been breached. The order was appealed by the defendants to the Georgia Court of Appeals, which on March 17, 2008, reversed the trial court, vacated the trial court’s order, and remanded for further proceedings. The Company filed a timely motion to reconsider with the Georgia Court of Appeals questioning the line of cases upon which the decision was rendered and the standard the court indicated should be applied by the trial court in determining the issues on remand. That motion was denied. The Company filed a petition for writ of certiorari in the Georgia Supreme Court, and that petition was denied on September 8, 2008, and the case was remanded to the trial court for further proceedings. On March 25, 2009, the trial court heard oral argument on the parties' cross-motions for summary judgment and denied those motions. The Company has been indemnified, subject to certain limitations, in this matter by the former PTI shareholders. On August 29, 2009, the parties entered into a settlement agreement that called for the dismissal of the litigation with prejudice. The litigation has subsequently been dismissed and payments under the settlement agreement were satisfied in full by amounts provided pursuant to the indemnification of the Company by former PTI shareholders.

Commencing on or about March 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. Approximately 310 other IPO issuers were named as defendants in similar class action complaints (together, the “IPO Allocation Actions”). On August 8, 2001, Chief Judge Michael Mukasey of the U.S. District Court for the Southern District of New York issued an order that transferred all of the IPO Allocation Actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings (Case No. 21 MC 92). The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages, attorneys’ and expert fees and other unspecified costs. In October of 2002, the individual director and officer defendants of the Company were dismissed from the case without prejudice. In October of 2004, the District Court certified a class in six of the 310 actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Company’s action is not one of the focus cases. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification with respect to the focus cases and remanded the matter for further consideration. In September 2007, discovery moved forward in the focus cases and plaintiff filed and amended complaints against the focus case issuer and underwriter defendants. Defendants in the focus cases filed motions to dismiss the second amended complaints in November 2007 and filed their oppositions to plaintiffs’ motion for class certification in December 2007. The motions to dismiss in the focus cases were granted in part and denied in part, and the issue of class certification is currently pending before the Court. On

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

April 2, 2009, the plaintiffs filed a motion for preliminary approval of a settlement agreement to resolve the lawsuit, to which the Company has consented and for which payments called for by the settlement agreement are to be paid by the defendant insurers. The trial court heard arguments on September 10, 2009 on the fairness of the settlement and will determine whether to approve the proposed settlement. In the event that the settlement is not approved, the Company intends to defend itself vigorously in this matter. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved.

In the summer of 2004, 14 class action lawsuits were filed against the Company and several of its former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of North Carolina. In each of the actions, plaintiffs sought to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arose in connection with the Company announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs asserted that certain former officers (the “Individual Defendants”) and the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), and Rule 10b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs sought unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in the Company’s common stock, disgorgement by the Company’s former chief executive officer and former chief financial officer of certain compensation and profits from trading in the Company’s common stock pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 and other relief. As of September 8, 2004, all of these class action lawsuits were consolidated into a single action referenced as Civil Action No. 5:04-CV-473BR and titled In re Red Hat, Inc. Securities Litigation. On May 6, 2005, the plaintiffs filed an amended consolidated class action complaint. On July 29, 2005, the Company, on behalf of itself and the Individual Defendants, filed a motion to dismiss the action for failure to state a claim upon which relief may be granted. Also on that date, PricewaterhouseCoopers LLP (“PwC”), another defendant, filed a separate motion to dismiss. On May 12, 2006, the Court issued an order granting the motion to dismiss the Securities Exchange Act claims against several of the Individual Defendants, but denying the motion to dismiss the Securities Exchange Act claims against the Company, its former chief executive officer and former chief financial officer. The Court dismissed the claims under the Sarbanes-Oxley Act in their entirety, and also granted PwC’s motion to dismiss. On November 6, 2006, the plaintiffs filed a motion for class certification. Subsequent to the filing of that motion, several plaintiffs withdrew as potential class representatives, and the Company opposed the certification of the remaining proposed class representatives. On May 11, 2007, the Court entered an order denying class certification and denying all other pending motions as moot. Thereafter, on July 13, 2007 Charles Gilbert filed a renewed motion for appointment as lead plaintiff and approval of selection of lead counsel. On November 13, 2007, the Court entered an Order allowing Gilbert’s motion, appointing him lead plaintiff and adding him as a party plaintiff and appointing lead counsel. On January 14, 2008, Gilbert’s counsel filed a motion to certify the action as a class action. On August 28, 2009, the Court entered an Order certifying the action as a class action, appointing Gilbert as the class representative, and defining the class as “all purchasers of the common stock of Red Hat, Inc. between December 17, 2002, and July 12, 2004, inclusive and who were damaged thereby,” excluding Company insiders. The Company intends to vigorously defend itself in this matter. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On October 9, 2007, IP Innovation, LLC and Technology Licensing Corporation filed a complaint in the Eastern District of Texas (Civil Action No. 2-07CV-447) against Red Hat, Inc. and Novell, Inc., alleging direct and indirect infringement of U.S. Patent Nos. 5,072,412, 5,394,521 and 5,533,183 with regard to aspects of the Company’s Linux-based products. The complaint seeks, among other relief, compensatory damages, enhanced damages and injunctive relief. The Company answered the complaint on February 1, 2008, including counterclaims against plaintiffs for declaratory judgment of invalidity, unenforceability and noninfringement of the patents-in-suit, and the plaintiffs filed a reply to those counterclaims on February 11, 2008. The court issued a memorandum opinion and order denying defendants’ motion for summary judgment and construing disputed claim terms on August 10, 2009. Discovery in the case is proceeding, and trial has been scheduled for April 12, 2010. Based on the Company’s efforts to date, it believes it has meritorious defenses to this matter, and intends to vigorously defend itself. There can be no assurance, however, that the Company will be successful in its defense, and an adverse resolution of the lawsuit could have a material adverse effect on its business, financial position and results of operations, including its ability to continue to commercialize the technologies implicated in the litigation.

On March 3, 2009, Software Tree LLC filed a complaint in the Eastern District of Texas (Civil Action No. 6:09-cv-00097-LED) against Red Hat, Inc., Hewlett-Packard Co., Genuitec, L.L.C., and Dell, Inc. alleging direct and indirect infringement of U.S. Patent No. 6,163,776 with regard to aspects of the Company’s JBoss Hibernate product, among other products of the Defendants. The complaint seeks, among other relief, compensatory damages, enhanced damages and injunctive relief. The Company answered the complaint on April 7, 2009 and denied the allegations of direct and indirect infringement, asserted affirmative defenses and filed a counterclaim seeking a declaration that the patent was not infringed and was invalid. Discovery in the case is proceeding, and trial has been scheduled for September 13, 2010. Based on the Company’s efforts to date, it believes it has meritorious defenses to this matter, and intends to vigorously defend itself. There can be no assurance, however, that the Company will be successful in its defense, and an adverse resolution of the lawsuit could have a material adverse effect on its business, financial position and results of operation, including its ability to continue to commercialize the technologies implicated in the litigation.

The Company also experiences other routine litigation in the normal course of its business. The Company believes that the outcome of this routine litigation will not have a material adverse effect on its financial position and results of operations.

NOTE 10—Subsequent Events

From September 1, 2009 through October 2, 2009, the Company repurchased an aggregate of 1,300,000 shares of its common stock for $35.8 million. These repurchases were made pursuant to the Company’s previously announced repurchase program. See NOTE 7 to the Consolidated Financial Statements for further discussion of the repurchase program. As of October 2, 2009, the amount available for repurchase of common stock under the program was $116.3 million.

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

Revenue.    For the three months ended August 31, 2009 total revenue increased 11.7% or $19.3 million to $183.6 million from $164.4 million for the three months ended August 31, 2008. Subscription revenue increased 15.2% or $20.6 million, driven primarily by additional subscriptions related to our principal RHEL technologies, which have gained broader market acceptance in mission-critical areas of computing, and our international expansion. The increase is, in part, a result of the continued migration of enterprises in industries such as telecommunications, government and financial services to our open source platform from a proprietary Unix platform. Training and services revenue decreased 4.6% or $1.3 million for the three months ended August 31, 2009 as compared to the same period ended August 31, 2008. The decrease is driven primarily by a challenging economic environment in which enterprises are scaling back discretionary spending in areas such as training and travel.

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

Deferred Revenue.    Our deferred revenue, current and long-term, balance at August 31, 2009 was $580.9 million. Because of our subscription model and revenue recognition policies, deferred revenue improves predictability of future revenue. Deferred revenue at August 31, 2009 increased $37.9 million or 7.0% as compared to the balance at February 28, 2009 of $543.1 million. As a result of changes in foreign currency exchange rates, our deferred revenue balance at August 31, 2009 was $25.3 million higher than what it would have been if spot exchange rates on that date were the same as at February 28, 2009.

Subscriptions.    Our enterprise technologies are sold under subscription agreements. These agreements typically have a one- or three-year subscription period. The subscription entitles the end user to maintenance, which generally consists of a specified level of support, as well as security updates, bug fixes, functionality enhancements and upgrades to the technology, when and if available, during the term of the subscription through our integrated management technologies, RHN, RHN Satellite, JBoss ON and JBoss CSP. Our customers have the ability to purchase higher levels of subscriptions that increase the level of support the customer is entitled to receive. Subscription revenue increased sequentially for the first and second quarter of fiscal 2010 and each quarter of fiscal 2009, 2008 and 2007 and is being driven primarily by the increased market acceptance and use of open source software by the enterprise and our expansion of sales channels and geographic footprint during these periods.

Revenue by geography.    We operate our business in three geographic regions: The Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Japan, Singapore, India, Australia, South Korea and China). In the three months ended August 31, 2009, approximately $78.1 million or 42.5% of our revenue was generated outside the United States compared to approximately $68.8 million or 41.9% for the three months ended August 31, 2008. Our international operations are expected to continue increasing as our international sales force and channels become more mature and as we enter new locations or expand our presence in existing locations. As of August 31, 2009, we had offices in more than 65 locations throughout the world.

Gross profit margin.    Primarily as a result of changes in mix with a greater proportion of total revenue generated by subscription revenue, gross profit margin increased to 84.5% for the three months ended August 31, 2009 from 83.3% for the three months ended August 31, 2008. Training and services revenue decreased as a percentage of total revenue to 14.9% for the three months ended August 31, 2009 from 17.4% for the three months ended August 31, 2008. In addition to changes in product mix, gross profit margin on subscriptions continued to increase slightly, growing to 93.0% for three months ended August 31, 2009 from 92.8% for the three months ended August 31, 2008.

Income from operations.    Operating income was 15.0% and 13.0% of total revenue for the three months ended August 31, 2009 and August 31, 2008, respectively. The increase in operating income as a percentage of revenue is a result of the increase in gross profit margin primarily as a result of changes in mix, described above. Additionally, operating expenses as a percentage of revenue decreased slightly to 69.5% for the three months ended August 31, 2009 from 70.2% for the three months ended August 31, 2008 as efficiencies realized in our general and administrative functions offset additional research and development expenses related to our acquisition of Qumranet, Inc. (“Qumranet”) in September 2008. General and administrative expenses as a percentage of revenue decreased to 13.4% for the three months ended August 31, 2009 from 14.7% for the three months ended August 31, 2008.

Cash, cash equivalents, investments in debt and equity securities and cash flow from operations.    Cash, cash equivalents and short-term and long-term available-for-sale investments in securities balances at August 31, 2009 totaled $911.8 million. During the three months ended August 31, 2009, we repurchased $47.2 million of our common stock under a previously announced common stock repurchase program. Cash generated from operating activities for the three months ended August 31, 2009 totaled $62.0 million, primarily as a result of the increase in subscription revenue during the same period. Our significant cash balance gives us a measure of flexibility to take advantage of opportunities such as acquisitions, increasing investment in international areas and repurchasing our own common stock.

Foreign currency exchange rates’ impact on results of operations.    Approximately 42.5% of our revenue for the three months ended August 31, 2009 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from the second quarter of our prior fiscal year ended February 28, 2009, our revenue and operating expenses from non-U.S. operations for the three months ended August 31, 2009 would have been higher than we reported using the average exchange rates for the second quarter of our current fiscal year ending February 28, 2010 by approximately $4.0 million and $4.7 million, respectively, which would have resulted in income from operations being $0.7 million lower. Using the average foreign currency exchange rates from the six months ending August 31, 2008, our revenue and operating expenses from non-U.S. operations for the six months ended August 31, 2009 would have been higher than we reported using the average exchange rates for the six months ending August 31, 2009 by approximately $4.7 million and $5.0 million, respectively, which would have resulted in income from operations being $0.3 million lower.

Business combinations.    On March 13, 2008, we announced our acquisition of Amentra Inc., a provider of systems integration services for SOA, business process management, systems development and enterprise data solutions. The acquisition of Amentra provides a solutions-oriented depth to our middleware business. Operating results related to Amentra activities since acquisition are included in our consolidated financial statements for the three months and six months ended August 31, 2008.

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

Impairment of goodwill and other long-lived assets

We test goodwill for impairment annually and whenever events or circumstances indicate an impairment may exist. We test goodwill at least annually using a two-step process that begins with identifying any potential impairment. Potential impairment is identified if the fair value of the reporting unit to which goodwill applies is less than the recognized or book value of the related reporting entity, including such goodwill. Where the book value of a reporting entity, including related goodwill, is greater than the reporting entity’s fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. For the three months and six months ended August 31, 2009 and August 31, 2008, we did not identify any potential impairment related to our goodwill.

We evaluate the recoverability of our property and equipment and other long-lived assets whenever events or changes in circumstances indicate an impairment may have occurred. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets. For the three months and six months ended August 31, 2009 and August 31, 2008, no potential impairment losses related to our long-lived assets were identified. For further discussion, see NOTE 2 to the Consolidated Financial Statements.

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

Deferred taxes and uncertain tax positions

We account for income taxes using the liability method in which deferred tax assets or liabilities are recognized for the temporary differences between financial reporting and tax bases of our assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse.

We continue to assess the realizability of our deferred tax assets, which primarily consist of share-based compensation expense deductions, deferred revenue and tax credit carryforwards. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As of August 31, 2009, the net deferred tax asset balance was $89.3 million, of which $13.1 million is offset by a valuation allowance. We continue to maintain a valuation allowance against our deferred tax assets with respect to certain foreign NOLs and tax carryforwards that are subject to limitations under Section 382 of the Internal Revenue Code.

With respect to foreign earnings, it is our policy to invest the earnings of foreign subsidiaries indefinitely outside the U.S. From time to time, however, we may remit a portion of these earnings to the extent we incur no additional U.S. tax and it is otherwise feasible.

During the three months ended August 31, 2009 we recognized a discrete tax benefit from research tax credits, net of a corresponding reduction of NOLs. The net impact was a reduction to income tax expense of $7.3 million for the three months and six months ended August 31, 2009.

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

RESULTS OF OPERATIONS

Three months ended August 31, 2009 and August 31, 2008

The following table is a summary of our results of operations for the three months ended August 31, 2009 and August 31, 2008 (in thousands):

	Three Months Ended (Unaudited)
	August 31, 2009	August 31, 2008	$ Change	% Change
Revenue:
Subscriptions	$156,273	$135,709	$20,564	15.2%
Training and services	27,360	28,674	(1,314)	(4.6)

Total subscription and training and services revenue	183,633	164,383	19,250	11.7

Cost of subscription and training and services revenue:
Cost of subscriptions	10,972	9,720	1,252	12.9
As a % of subscription revenue	7.0%	7.2%
Cost of training and services	17,468	17,788	(320)	(1.8)
As a % of training and services revenue	63.8%	62.0%

Total cost of subscription and training and services revenue	28,440	27,508	932	3.4
As a % of total revenue	15.5%	16.7%

Total gross profit	155,193	136,875	18,318	13.4

Operating expense:
Sales and marketing	66,768	59,566	7,202	12.1
Research and development	36,360	31,728	4,632	14.6
General and administrative	24,523	24,177	346	1.4

Total operating expense	127,651	115,471	12,180	10.5

Income from operations	27,542	21,404	6,138	28.7
Other income, net	5,759	14,778	(9,019)	(61.0)
Interest expense	(43)	(1,530)	1,487	97.2

Income before provision for income taxes	33,258	34,652	(1,394)	(4.0)
Provision for income taxes	4,321	13,514	(9,193)	(68.0)

Net income	$28,937	$21,138	$7,799	36.9%

Gross profit margin-subscriptions	93.0%	92.8%
Gross profit margin-training and services	36.2%	38.0%
Gross profit margin	84.5%	83.3%
As a % of total revenue:
Subscription revenue	85.1%	82.6%
Training and services revenue	14.9%	17.4%
Sales and marketing expense	36.4%	36.2%
Research and development expense	19.8%	19.3%
General and administrative expense	13.4%	14.7%
Total operating expenses	69.5%	70.2%
Income from operations	15.0%	13.0%
Income before provision for income taxes	18.1%	21.1%
Net income	15.8%	12.9%
Estimated annual effective income tax rate (1)	35.0%	39.0%

(1)	Estimated annual effective tax rate is based on estimated annual ordinary income and excludes discrete benefits from research tax credits of $7.3 million we recognized during the three months ended August 31, 2009. See NOTE 5 to the Consolidated Financial Statements for further discussion.

Revenue

Subscription revenue

Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat enterprise technologies, increased by 15.2% or $20.6 million to $156.3 million for the three months ended August 31, 2009 from $135.7 million for the three months ended August 31, 2008. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion, and continuing innovation, which attracts new customers and helps to drive renewals from existing customers.

Training and services revenue

Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees for services received from customers for consulting regarding our offerings, deployment of Red Hat enterprise technologies and for delivery of added functionality to Red Hat enterprise technologies for our major customers and OEM partners. Total training and services revenue decreased by 4.6% or $1.3 million to $27.4 million for the three months ended August 31, 2009 from $28.7 million for the three months ended August 31, 2008. Training revenue decreased 8.6% or $1.0 million as some enterprises reduced overall spending on discretionary items such as training and related travel in response to the challenging overall economic environment. Additionally, our services revenue decreased by 1.9% or $0.3 million. Combined training and services revenue decreased as a percentage of total revenue to 14.9% for the three months ended August 31, 2009 from 17.4% for the three months ended August 31, 2008.

Cost of revenue

Cost of subscription revenue

The cost of subscription revenue primarily consists of expenses we incur to support, distribute, manufacture and package Red Hat enterprise technologies. These costs include labor related cost to provide technical support and maintenance, as well as cost for fulfillment, physical media, literature, packaging and shipping. Cost of subscription revenue increased by 12.9% or $1.3 million to $11.0 million for the three months ended August 31, 2009 from $9.7 million for the three months ended August 31, 2008. The increase is primarily the result of continued additions to our technical support staff to meet the demands of our growing subscriber base for support and maintenance. As the number of open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will continue to occur at a rate slower than that of subscription revenue growth due to economies of scale. Gross profit margin on subscriptions increased to 93.0% for the three months ended August 31, 2009 from 92.8% for the three months ended August 31, 2008.

Cost of training and services revenue

Cost of training and services revenue is mainly comprised of personnel and third-party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to various customers. Cost of training and services revenue decreased by 1.8% or $0.3 million to $17.5 million for the three months ended August 31, 2009 from $17.8 million for the three months ended August 31, 2008. The cost to deliver training decreased 12.4% or $0.9 million to $6.5 million for the three months ended August 31, 2009 compared to $7.4 million for the three months ended August 31, 2008. The decrease in training costs was directly related to the decrease in training revenue. Costs to deliver our services revenue increased by 5.7% or $0.6 million primarily as a result of increased travel and facilities costs. As a result of changes in mix, total costs to deliver training and services as a percentage of training and services revenue increased to 63.8% for the three months ended August 31, 2009 from 62.0% for the three months ended August 31, 2008.

Gross profit

Primarily as a result of changes in mix with a greater proportion of total revenue generated by subscription revenue, gross profit margin increased to 84.5% for the three months ended August 31, 2009 from 83.3% for the year three months ended August 31, 2008. Training and services revenue decreased as a percentage of total revenue to 14.9% for the three months ended August 31, 2009 from 17.4% for the three months ended August 31, 2008. In addition to changes in product mix, gross profit margin on subscriptions continued to increase slightly, growing to 93.0% for three months ended August 31, 2009 from 92.8% for the three months ended August 31, 2008.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 12.1% or $7.2 million to $66.8 million for the three months ended August 31, 2009 from $59.6 million for the three months ended August 31, 2008. This increase was partially due to a $5.2 million increase in selling costs, primarily related to increased employee compensation, attributable to the expansion of our sales force as compared to the prior year. The remaining increase relates to marketing costs, which grew $2.0 million or 16.7% for the three months ended August 31, 2009 as compared to the three months ended August 31, 2008. Sales and marketing expense as a percentage of revenue increased slightly to 36.4% for the three months ended August 31, 2009 from 36.2% for the three months ended August 31, 2008.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased by 14.6% or $4.6 million to $36.4 million for the three months ended August 31, 2009 from $31.7 million for the three months ended August 31, 2008. The increase in research and development costs primarily resulted from both the expansion of our engineering group through direct hires and the acquisition of businesses and technologies. Employee compensation increased by $3.0 million. The remaining increase in research and development costs relates to process and technology infrastructure enhancements, which increased $1.7 million. Research and development expense was 19.8% and 19.3% of total revenue for the three months ended August 31, 2009 and August 31, 2008, respectively. Investing in research and development has been a priority for Red Hat, and we anticipate continued spending as we expand our capabilities in middleware, virtualization, cloud computing and other technologies. Incremental costs described above related to Qumranet totaled $3.4 million for the three months ended August 31, 2009.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including information systems, finance, accounting, legal, human resources and facilities expense. General and administrative expense increased by 1.4% or $0.3 million to $24.5 million for the three months ended August 31, 2009 from $24.2 million for the three months ended August 31, 2008. The net increase of $0.3 million relates primarily to process and technology infrastructure enhancements, including incremental depreciation and amortization charges. General and administrative expense decreased as a percentage of revenue to 13.4% for the three months ended August 31, 2009 from 14.7% for the three months ended August 31, 2008 as we continued to leverage our corporate functions.

Other income, net

Other income, net consists of interest income earned on cash deposits in money market accounts and investments in short and long-term fixed income instruments, net gains and losses realized on the sale of investments, gains realized on the repurchase of our convertible debentures and foreign currency transaction and revaluation gains and losses. Other income, net decreased by 61.0% or $9.0 million to $5.8 million for the three months ended August 31, 2009 from $14.8 million for the three months ended August 31, 2008. The decrease is primarily due to a $7.9 million decrease in interest income. The decrease in interest income for the three months ended August 31, 2009 is attributable to (i) lower yields on our investments due to an overall lower interest rate environment and (ii) lower cash balances, which were reduced by outlays for acquisitions and the repurchase and redemption of our convertible debentures and repurchase of our common stock. In addition to the decrease in interest income, realized gains from the sale of equity investments totaled $3.5 million for the three months ended August 31, 2009 which was $1.5 million lower than the $5.0 million of realized gains recognized from the sale of similar equity investments during the three months ended August 31, 2008.

Interest expense

Prior year’s interest expense primarily consists of interest and the related amortization of deferred debt issuance costs associated with the convertible debentures and totaled $1.5 million for the three months ended August 31, 2008. During the second half of fiscal 2009 we repurchased or redeemed all of our outstanding convertible debentures. Accordingly, there was no interest expense or related amortization of debt issuance costs associated with the convertible debentures for the three months ended August 31, 2009.

Income taxes

During the three months ended August 31, 2009 and August 31, 2008, the Company recorded $4.3 million and $13.5 million, respectively of income tax expense. Tax expense for the three months ended August 31, 2009 includes a discrete tax benefit from research tax credits, net of a corresponding reduction of NOLs, which resulted in a net reduction of income tax expense of $7.3 million. Excluding the impact of the discrete tax benefit, the Company’s estimated annual effective tax rate was 35% for the three months ended August 31, 2009. The estimated annual effective tax rate for the three months ended August 31, 2009, which equals the U.S. federal statutory rate of 35%, includes state income taxes which are offset by foreign income taxed at different rates. The Company’s estimated annual effective tax rate for the three months ended August 31, 2008 was 39%, which differed from the U.S. federal statutory rate primarily due to state income taxes.

Six months ended August 31, 2009 and August 31, 2008

The following table is a summary of our results of operations for the six months ended August 31, 2009 and August 31, 2008 (in thousands):

	Six Months Ended (Unaudited)
	August 31, 2009	August 31, 2008	$ Change	% Change
Revenue:
Subscriptions	$305,063	$266,403	$38,660	14.5%
Training and services	52,958	54,615	(1,657)	(3.0)

Total subscription and training and services revenue	358,021	321,018	37,003	11.5

Cost of subscription and training and services revenue:
Cost of subscriptions	21,023	18,677	2,346	12.6
As a % of subscription revenue	6.9%	7.0%
Cost of training and services	33,886	35,260	(1,374)	(3.9)
As a % of training and services revenue	64.0%	64.6%

Total cost of subscription and training and services revenue	54,909	53,937	972	1.8
As a % of total revenue	15.3%	16.8%

Total gross profit	303,112	267,081	36,031	13.5

Operating expense:
Sales and marketing	130,745	118,837	11,908	10.0
Research and development	71,462	60,639	10,823	17.8
General and administrative	48,308	46,291	2,017	4.4

Total operating expense	250,515	225,767	24,748	11.0

Income from operations	52,597	41,314	11,283	27.3
Other income, net	9,240	24,798	(15,558)	(62.7)
Interest expense	(96)	(3,116)	3,020	96.9

Income before provision for income taxes	61,741	62,996	(1,255)	(2.0)
Provision for income taxes	14,290	24,568	(10,278)	(41.8)

Net income	$47,451	$38,428	$9,023	23.5%

Gross profit margin-subscriptions	93.1%	93.0%
Gross profit margin-training and services	36.0%	35.4%
Gross profit margin	84.7%	83.2%
As a % of total revenue:
Subscription revenue	85.2%	83.0%
Training and services revenue	14.8%	17.0%
Sales and marketing expense	36.5%	37.0%
Research and development expense	20.0%	18.9%
General and administrative expense	13.5%	14.4%
Total operating expenses	70.0%	70.3%
Income from operations	14.7%	12.9%
Income before provision for income taxes	17.2%	19.6%
Net income	13.3%	12.0%
Estimated annual effective income tax rate (1)	35.0%	39.0%

(1)	Estimated annual effective tax rate is based on estimated annual ordinary income and excludes discrete benefits from research tax credits of $7.3 million we recognized during the six months ended August 31, 2009. See NOTE 5 to the Consolidated Financial Statements for further discussion.

Revenue

Subscription revenue

Subscription revenue increased by 14.5% or $38.7 million to $305.1 million for the six months ended August 31, 2009 from $266.4 million for the six months ended August 31, 2008. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion, and continuing innovation, which attracts new customers and helps to drive renewals from existing customers.

Training and services revenue

Total training and services revenue decreased by 3.0% or $1.7 million to $53.0 million for the six months ended August 31, 2009 from $54.6 million for the six months ended August 31, 2008. Training revenue decreased 13.6% or $3.1 million as some enterprises reduced overall spending on discretionary items such as training and related travel in response to the challenging overall economic environment. Partially offsetting the reduction in training revenue, our services revenue increased by 4.7% or $1.5 million. Combined training and services revenue decreased as a percentage of total revenue to 14.8% for the six months ended August 31, 2009 from 17.0% for the six months ended August 31, 2008.

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue increased by 12.6% or $2.3 million to $21.0 million for the six months ended August 31, 2009 from $18.7 million for the six months ended August 31, 2008. The increase is primarily the result of continued additions to our technical support staff to meet the demands of our growing subscriber base for support and maintenance. As the number of open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will continue to occur at a rate slower than that of subscription revenue growth due to economies of scale. Gross profit margin on subscriptions increased to 93.1% for the six months ended August 31, 2009 from 93.0% for the six months ended August 31, 2008.

Cost of training and services revenue

Cost of training and services revenue decreased by 3.9% or $1.4 million to $33.9 million for the six months ended August 31, 2009 from $35.3 million for the six months ended August 31, 2008. The cost to deliver training decreased 13.3% or $2.0 million to $12.8 million for the six months ended August 31, 2009 compared to $14.7 million for the six months ended August 31, 2008. The decrease in training costs was directly related to the decrease in training revenue. Costs to deliver our services revenue increased by 2.8% or $0.6 million primarily as a result of increased travel and facilities costs. Costs to deliver training and services as a percentage of training and services revenue decreased to 64.0% for the six months ended August 31, 2009 from 64.6% for the six months ended August 31, 2008.

Gross profit

Primarily as a result of changes in mix with a greater proportion of total revenue generated by subscription revenue, gross profit margin increased to 84.7% for the six months ended August 31, 2009 from 83.2% for the year six months ended August 31, 2008. Training and services revenue decreased as a percentage of total revenue to 14.8% for the six months ended August 31, 2009 from 17.0% for the six months ended August 31, 2008. In addition to changes in product mix, gross profit margin on subscriptions continued to increase slightly, growing to 93.1% for six months ended August 31, 2009 from 93.0% for the six months ended August 31, 2008.

Operating expenses

Sales and marketing

Sales and marketing expense increased by 10.0% or $11.9 million to $130.7 million for the six months ended August 31, 2009 from $118.8 million for the six months ended August 31, 2008. This increase was partially due to a $7.9 million increase in selling costs, primarily related to increased employee compensation, attributable to the expansion of our sales force from the prior year. The remaining increase relates to marketing costs, which grew $4.0 million or 17.6% for the six months ended August 31, 2009 as compared to the six months ended August 31, 2008. Sales and marketing expense as a percentage of revenue decreased to 36.5% for the six months ended August 31, 2009 from 37.0% for the six months ended August 31, 2008.

Research and development

Research and development expense increased by 17.8% or $10.8 million to $71.5 million for the six months ended August 31, 2009 from $60.6 million for the six months ended August 31, 2008. The increase in research and development costs primarily resulted from both the expansion of our engineering group through direct hires and the acquisition of businesses and technologies. Employee compensation increased by $6.7 million. The remaining increase in research and development costs relates to process and technology infrastructure enhancements, which increased $4.2 million. Research and development expense was 20.0% and 18.9% of total revenue for the six months ended August 31, 2009 and August 31, 2008, respectively. Incremental costs described above related to Qumranet totaled $6.3 million for the six months ended August 31, 2009.

General and administrative

General and administrative expense increased by 4.4% or $2.0 million to $48.3 million for the six months ended August 31, 2009 from $46.3 million for the six months ended August 31, 2008. Increased headcount across all functions to help the business scale increased employee compensation costs by $1.0 million for the six months ended August 31, 2009 as compared to the six months ended August 31, 2008. The remaining net increase in general and administrative expenses of $1.0 million for the six months ended August 31, 2008 as compared to the six months ended August 31, 2008 relate to process and technology infrastructure enhancements, including incremental depreciation and amortization charges. General and administrative expense decreased as a percentage of revenue to 13.5% for the six months ended August 31, 2009 from 14.4% for the six months ended August 31, 2008 as we continued to leverage our corporate functions.

Other income, net

Other income, net decreased by 62.7% or $15.6 million to $9.2 million for the six months ended August 31, 2009 from $24.8 million for the six months ended August 31, 2008. The decrease is primarily due to a $15.3 million decrease in interest income. The decrease in interest income for the six months ended August 31, 2009 is attributable to (i) lower yields on our investments due to an overall lower interest rate environment and (ii) lower cash balances, which were reduced by outlays for acquisitions and the repurchase and redemption of our convertible debentures and repurchase of our common stock. In addition to the decrease in interest income, realized gains from the sale of equity investments totaled $3.7 million for the six months ended August 31, 2009 which was $1.3 million lower than the $5.0 million of realized gains recognized from the sale of similar equity investments during the six months ended August 31, 2008. Partially offsetting the above reductions in other income, net was a reduction in losses from changes in exchange rates related to foreign currency transactions of $0.6 million.

Interest expense

Prior year’s interest expense primarily consists of interest and the related amortization of deferred debt issuance costs associated with the convertible debentures and totaled $3.0 million for the six months ended

August 31, 2008. During the second half of fiscal 2009 we repurchased or redeemed all of our outstanding convertible debentures. Accordingly, there was no interest expense or related amortization of debt issuance costs associated with the convertible debentures for the six months ended August 31, 2009.

Income taxes

During the six months ended August 31, 2009 and August 31, 2008, the Company recorded $14.3 million and $24.6 million, respectively of income tax expense. Tax expense for the six months ended August 31, 2009 includes a discrete tax benefit from research tax credits, net of a corresponding reduction of NOLs, which resulted in a net reduction of income tax expense of $7.3 million. Excluding the impact of the discrete tax benefit, the Company’s estimated annual effective tax rate was 35% for the six months ended August 31, 2009. The estimated annual effective tax rate for the six months ended August 31, 2009, which equals the U.S. federal statutory rate of 35%, includes state income taxes which are offset by foreign income taxed at different rates. The Company’s estimated annual effective tax rate for the six months ended August 31, 2008 was 39%, which differed from the U.S. federal statutory rate primarily due to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

We have historically derived a significant portion of our liquidity and operating capital from cash flows from operations as well as the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and follow-on public offerings, the issuance of convertible debentures and borrowings under working capital lines of credit. At August 31, 2009, we had total cash and investments of $911.8 million, which was comprised of $493.1 million in cash and cash equivalents, $218.4 million of short-term, available-for-sale fixed-income investments, $10.0 million of available-for-sale equity securities and $190.4 million of long-term, available-for-sale fixed-income investments. This compares to total cash and investments of $846.1 million at February 28, 2009.

We believe that we currently have sufficient liquidity with $493.1 million in cash and cash equivalents on hand, and we presently do not intend to liquidate our short and long-term investments in debt securities prior to their scheduled maturity dates. However, in the event that we did liquidate these investments prior to their scheduled maturities and there were adverse changes in market interest rates or the overall economic environment, we could be required to recognize a realized loss on those investments when we liquidate. At August 31, 2009, we have accumulated unrealized gains of $3.3 million on our investments in debt securities compared to an accumulated unrealized gain of $0.3 million at February 28, 2009. At August 31, 2009 and February 28, 2009, accumulated unrealized gains related to short-term equity securities available for sale totaled $9.1 million and $4.7 million, respectively.

Six months ended August 31, 2009

Cash flows—overview

At August 31, 2009, cash and cash equivalents totaled $493.1 million, a decrease of $22.5 million as compared to February 28, 2009. The decrease in cash and cash equivalents for the six months ended August 31, 2009 is a result of net cash used for investing and financing activities. During the six months ended August 31, 2009, we repurchased 5,050,478 shares of our common stock at an average price of $18.60 per share totaling $94.0 million, including transactions costs. Purchases of available-for-sale debt securities, net of proceeds from sales and maturities, totaled $82.4 million for the six months ended August 31, 2009. These investing and financing uses of cash were partially offset by cash generated from operating activities and equity transactions related to employee share-based compensation awards, which totaled $123.2 million and $36.3 million, respectively for the six months ended August 31, 2009. Net cash generated by operating activities and used for investing and financing activities is further described below.

Cash flows from operations

Cash provided by operations of $123.2 million during the six months ended August 31, 2009 includes net income of $47.5 million, adjustments to exclude the impact of non-cash revenues and expenses, which totaled a $28.0 million net source of cash, and changes in working capital, which totaled a $47.8 million net source of cash. Cash provided by changes in operating assets and liabilities for the six months ended August 31, 2009 was primarily the result of collections on trade accounts receivable and an increase in our deferred revenue which generated operating cash flow of $20.6 million and $12.5 million, respectively. The increase in deferred revenue is due to growth in billings as we generally bill our customers in advance of subscription periods. This increase in deferred revenue of $12.5 million is adjusted for the impact of foreign currency translation which increased our total consolidated reported deferred revenue by $25.3 million for the six months ended August 31, 2009.

Cash flows from investing

Cash used in investing activities of $93.0 million for the six months ended August 31, 2009 includes net purchases of investments in available-for-sale debt securities of $82.4 million. Investments in property and equipment, primarily related to process and information technology infrastructure enhancements, totaled $12.7 million for the six months ended August 31, 2009. Investments in patents and externally developed technology totaled $2.1 million for the six months ended August 31, 2009. Partially offsetting these investments were proceeds from the sale of available-for-sale equity securities which totaled $4.1 million for the six months ended August 31, 2009.

Cash flows from financing

Cash used in financing activities of $60.8 million for the six months ended August 31, 2009 includes $94.0 million used to repurchase 5,050,478 shares of our common stock at an average price of $18.60 per share, including transactions costs. Payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to restricted share awards vesting during the six months ended August 31, 2009 totaled $2.3 million. Partially offsetting financing activities using cash were excess tax benefits related to share-based employee compensation which totaled $17.8 million and proceeds from employees’ exercise of common stock options which totaled $18.6 million. Payments on other borrowings totaled $0.9 million for the six months ended August 31, 2009.

Investments in debt and equity securities

Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. At August 31, 2009 and February 28, 2009, the vast majority of our investments were priced by pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the securities’ market value, including broker quotes or model valuations. Independent price verifications of all of our holdings are performed by the pricing vendors, which we review. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

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

We have utilized, and will continue from time to time to utilize, cash and investments to fund, among other potential uses, purchases of our common stock, purchases of fixed assets and mergers and acquisitions.

Given our historically strong operating cash flow and the $911.8 million of cash and investments held at August 31, 2009, we do not presently anticipate the need to raise cash to fund our operations, either through the sale of additional equity or through the issuance of debt, in the foreseeable future. However, we may take advantage of favorable capital market situations that may arise from time to time to raise additional capital.

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

Off-balance sheet arrangements

As of August 31, 2009 and February 28, 2009, we have no off-balance sheet financing arrangements and do not utilize any “structured debt”, “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“the Codification”). The Codification, which was launched on July 1, 2009, became the single source of authoritative non-governmental U.S. generally accepted accounting principles (“GAAP”), superseding various existing authoritative accounting pronouncements. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt the Codification for our reporting period ending November 30, 2009. The adoption of the Codification will have no impact on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value, (“Update 2009-05”). Update 2009-05 clarifies that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the of the techniques prescribed by the update. We will adopt Update 2009-05 commencing with our interim reporting period ending November 30, 2009 and are currently evaluating the impact, if any.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency exchange rate fluctuations and changes in the market value of our investments.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of fixed-income securities, including both government and corporate obligations and money market funds. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or perceived credit risk related to the securities’ issuers. A hypothetical one percentage point change in interest rates would result in a $3.3 million change in interest income on an annual basis.

Investment Risk

The fair market value of our investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $7.4 million decrease in the fair value of our available-for-sale investment securities as of August 31, 2009.

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

The aggregate notional amount of outstanding forward contracts at August 31, 2009 was $4.3 million. The fair value of these outstanding contracts at August 31, 2009 was gross, a less than $0.1 million asset, and is recorded in prepaid expenses and other current assets on the Consolidated Balance Sheets. The forward contracts generally expire within two months of the period ended August 31, 2009. The forward contracts will settle in Swiss francs, Swedish krona, Czech koruna and Canadian dollars.

The aggregate notional amount of outstanding forward contracts at February 28, 2009 was $3.8 million. The fair value of these outstanding contracts at February 28, 2009 was gross, a $0.1 million liability and a less than $0.1 million asset, and is recorded in accrued expenses on the Consolidated Balance Sheets.

Foreign Currency Risk

Approximately 42.5% of our revenue for the three months ended August 31, 2009 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Impact on results of operations for the three months ended August 31, 2009:

Using the average foreign currency exchange rates from the second quarter of our fiscal year ended February 28, 2009, our revenue and operating expenses from non-U.S. operations for the three months ended August 31, 2009, would have been higher than we reported using the exchange rates for the three months ending August 31, 2009 by approximately $4.0 million and $4.7 million, respectively, which would have resulted in income from operations being $0.7 million lower.

Impact on results of operations for the six months ended August 31, 2009:

Using the average foreign currency exchange rates from the first half of our fiscal year ended February 28, 2009, our revenue and operating expenses from non-U.S. operations for the six months ended August 31, 2009, would have been higher than we reported using the exchange rates for the six months ending August 31, 2009 by approximately $4.7 million and $5.0 million, respectively, which would have resulted in income from operations being $0.3 million lower.

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

Red Hat Professional Consulting, Inc., formerly PTI, a wholly owned subsidiary of the Company acquired in February 2001, together with its former directors and some of its former principal shareholders, is a defendant in a suit brought by a former employee in DeKalb County Superior Court in Georgia (Case No. 00-CV-5509-8). The plaintiff asserts, among other things, slander, breach of a shareholder agreement and breach of various employment agreements and seeks monetary damages. Red Hat Professional Consulting, Inc. has filed an answer, affirmative defenses and counterclaims, denying all liability. All discovery in the matter is complete. On October 31, 2005, a hearing was held on defendants’ Third Motion for Partial Summary Judgment, and the Court granted summary judgment on three of the claims. A pre-trial order was entered in the matter, and it was set for trial on December 11, 2006. However, the Court elected to delay trial for purposes of rehearing plaintiff’s motion for partial summary judgment, and that hearing was held on December 11, 2006. On February 16, 2007, the Court issued an order in favor of plaintiff and against all defendants on plaintiff’s claim that his stock option agreement had been breached. The order was appealed by the defendants to the Georgia Court of Appeals, which on March 17, 2008, reversed the trial court, vacated the trial court’s order, and remanded for further proceedings. The Company filed a timely motion to reconsider with the Georgia Court of Appeals questioning the line of cases upon which the decision was rendered and the standard the court indicated should be applied by the trial court in determining the issues on remand. That motion was denied. The Company filed a petition for writ of certiorari in the Georgia Supreme Court, and that petition was denied on September 8, 2008, and the case was remanded to the trial court for further proceedings. On March 25, 2009, the trial court heard oral argument on the parties' cross-motions for summary judgment and denied those motions. The Company has been indemnified, subject to certain limitations, in this matter by the former PTI shareholders. On August 29, 2009, the parties entered into a settlement agreement that called for the dismissal of the litigation with prejudice. The litigation has subsequently been dismissed and payments under the settlement agreement were satisfied in full by amounts provided pursuant to the indemnification of the Company by former PTI shareholders.

Commencing on or about March 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. Approximately 310 other IPO issuers were named as defendants in similar class action complaints (together, the “IPO Allocation Actions”). On August 8, 2001, Chief Judge Michael Mukasey of the U.S. District Court for the Southern District of New York issued an order that transferred all of the IPO Allocation Actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings (Case No. 21 MC 92). The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages, attorneys’ and expert fees and other unspecified costs. In October of 2002, the individual director and officer defendants of the Company were dismissed from the case without prejudice. In October of 2004, the District Court certified a class in six of the 310 actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Company’s action is not one of the focus cases. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification with respect to the focus cases and remanded the matter for further consideration. In September 2007, discovery moved forward in the focus cases and plaintiff filed and amended complaints against the focus case issuer and underwriter defendants. Defendants in the focus cases filed motions to dismiss the second amended complaints in November 2007 and filed their oppositions to plaintiffs’ motion for class certification in December 2007. The motions to dismiss in the focus cases were granted in part and denied in part, and the issue of class certification is currently pending before the Court. On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a settlement agreement to resolve the lawsuit, to which the Company has consented and for which payments called for by the settlement agreement are to be paid by the defendant insurers. The trial court heard arguments on September 10, 2009 on the fairness of the settlement and will determine whether to approve the proposed settlement. In the event that the settlement is not approved, the Company intends to defend itself vigorously in this matter. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved.

In the summer of 2004, 14 class action lawsuits were filed against the Company and several of its former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of North Carolina. In each of the actions, plaintiffs sought to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arose in connection with the Company announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs asserted that certain former officers (the “Individual Defendants”) and the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), and Rule 10b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs sought unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in the Company’s common stock, disgorgement by the Company’s former chief executive officer and former chief financial officer of certain compensation and profits from trading in the Company’s common stock pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 and other relief. As of September 8, 2004, all of these class action lawsuits were consolidated into a single action referenced as Civil Action No. 5:04-CV-473BR and titled In re Red Hat, Inc. Securities Litigation. On May 6, 2005, the plaintiffs filed an amended consolidated class action complaint. On July 29, 2005, the Company, on behalf of itself and the Individual Defendants, filed a motion to dismiss the action for failure to state a claim upon which relief may be granted. Also on that date, PricewaterhouseCoopers LLP (“PwC”), another defendant, filed a separate motion to dismiss. On May 12, 2006, the Court issued an order granting the motion to dismiss the Securities Exchange Act claims against several of the Individual Defendants, but denying the motion to dismiss the Securities Exchange Act claims against the Company, its former chief executive officer and former chief financial officer. The Court dismissed the claims under the Sarbanes-Oxley Act in their entirety, and also granted PwC’s motion to dismiss. On November 6, 2006, the plaintiffs filed a motion for class certification. Subsequent to the filing of that motion, several plaintiffs withdrew as potential class representatives, and the Company opposed the certification of the remaining proposed class representatives. On May 11, 2007, the Court entered an order denying class certification and denying all other pending motions as moot. Thereafter, on July 13, 2007 Charles Gilbert filed a renewed motion for appointment as lead plaintiff and approval of selection of lead counsel. On November 13, 2007, the Court entered an Order allowing Gilbert’s motion, appointing him lead plaintiff and adding him as a party plaintiff and appointing lead counsel. On January 14, 2008, Gilbert’s counsel filed a motion to certify the action as a class action. On August 28, 2009, the Court entered an Order certifying the action as a class action, appointing Gilbert as the class representative, and defining the class as “all purchasers of the common stock of Red Hat, Inc. between December 17, 2002, and July 12, 2004, inclusive and who were damaged thereby,” excluding Company insiders. The Company intends to vigorously defend itself in this matter. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved.

On October 9, 2007, IP Innovation, LLC and Technology Licensing Corporation filed a complaint in the Eastern District of Texas (Civil Action No. 2-07CV-447) against Red Hat, Inc. and Novell, Inc., alleging direct and indirect infringement of U.S. Patent Nos. 5,072,412, 5,394,521 and 5,533,183 with regard to aspects of the Company's Linux-based products. The complaint seeks, among other relief, compensatory damages, enhanced damages and injunctive relief. The Company answered the complaint on February 1, 2008, including counterclaims against plaintiffs for declaratory judgment of invalidity, unenforceability and noninfringement of the patents-in-suit, and the plaintiffs filed a reply to those counterclaims on February 11, 2008. The court issued a memorandum opinion and order denying defendants' motion for summary judgment and construing disputed claim terms on August 10, 2009. Discovery in the case is proceeding, and trial has been scheduled for April 12, 2010. Based on the

Company’s efforts to date, it believes it has meritorious defenses to this matter, and intends to vigorously defend itself. There can be no assurance, however, that the Company will be successful in its defense, and an adverse resolution of the lawsuit could have a material adverse effect on its business, financial position and results of operations, including its ability to continue to commercialize the technologies implicated in the litigation.

On March 3, 2009, Software Tree LLC filed a complaint in the Eastern District of Texas (Civil Action No. 6:09-cv-00097-LED) against Red Hat, Inc., Hewlett-Packard Co., Genuitec, L.L.C., and Dell, Inc. alleging direct and indirect infringement of U.S. Patent No. 6,163,776 with regard to aspects of the Company's JBoss Hibernate product, among other products of the Defendants. The complaint seeks, among other relief, compensatory damages, enhanced damages and injunctive relief. The Company answered the complaint on April 7, 2009 and denied the allegations of direct and indirect infringement, asserted affirmative defenses and filed a counterclaim seeking a declaration that the patent was not infringed and was invalid. Discovery in the case is proceeding, and trial has been scheduled for September 13, 2010. Based on the Company's efforts to date, it believes it has meritorious defenses to this matter, and intends to vigorously defend itself. There can be no assurance, however, that the Company will be successful in its defense, and an adverse resolution of the lawsuit could have a material adverse effect on its business, financial position and results of operation, including its ability to continue to commercialize the technologies implicated in the litigation.

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

During fiscal 2009 we recorded an other-than-temporary impairment charge of $2.2 million to recognize an estimated, unrealized loss in one of our debt security investments. This charge had an adverse impact on net income and earnings per share. We may be required to record additional impairment charges for other-than-temporary declines in fair market value in our investments. Future fluctuations in economic and market conditions could adversely affect the market value of our investments, and we could record additional impairment charges and lose some or all of the principal value of investments in our portfolio. A total loss of an investment or a significant decline in the value of our investment portfolio could adversely affect our operating results and financial condition. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, see “Quantitative and Qualitative Disclosures About Market Risk”.

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

A portion of our business is conducted in currencies other than the U.S. dollar. Changes in exchange rates among other currencies and the U.S. dollar will affect our net revenue, operating expenses and operating margins. We cannot predict the impact of future exchange rate fluctuations. We have begun to use financial instruments, primarily forward purchase contracts, to economically hedge U.S. dollar and other currency commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. If these hedging activities are not successful or we change or reduce these hedging activities in the future, we may experience significant unexpected expenses from fluctuations in exchange rates. For information regarding our hedging activity, see “Quantitative and Qualitative Disclosures About Market Risk”.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below sets forth information regarding the Company’s purchases of its Common Stock during its second fiscal quarter ended August 31, 2009:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
June 1, 2009—June 30, 2009	153	$20.59	—	$199.3 million
July 1, 2009—July 31, 2009	2,373,159	$20.10	2,348,300	$152.1 million
August 1, 2009—August 31, 2009	203	$20.91	—	$152.1 million

Total	2,373,515	$20.10	2,348,300	$152.1 million

(1)	During the three months ended August 31, 2009, the Company withheld an aggregate of 25,215 shares of Common stock from employees to satisfy minimum tax withholding obligations relating to the vesting of restricted share awards. These shares were not withheld pursuant to the program described in Note 2 below.

(2)	On November 17, 2008, the Company announced that its Board of Directors had amended the repurchase program that was announced in October 2006 to authorize the repurchase of up to an aggregate of $250.0 million of Common Stock, without regard to amounts previously repurchased. The amended program expires on the earlier of (i) October 31, 2010 or (ii) a determination by the Board of Directors, the Chief Executive Officer or the Chief Financial Officer to discontinue the program. As of August 31, 2009, the amount available under the program for the repurchase of Common Stock was $152.1 million. See Note 10 to the Consolidated Financial Statements for a discussion of shares repurchased under the program subsequent to August 31, 2009.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 13, 2009, the Company held its 2009 Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, the following Class I directors were elected: Dr. Marye Anne Fox and Micheline Chau. The Class II directors whose terms of office continued after the Annual Meeting were: Jeffrey J. Clarke, General H. Hugh Shelton U.S. Army (Ret) and Matthew J. Szulik. The Class III directors whose terms of office continued after the Annual Meeting were: Dr. Narendra K. Gupta, William S. Kaiser and James M. Whitehust.

Set forth below is the number of votes cast for or withheld with respect to each nominee for director and the number of votes cast for or against or abstaining for the other matters submitted to a vote of the stockholders at the Annual Meeting.

(1)	Election of Class I Directors:

	Number of Votes
NOMINEES	Shares For	Shares Withheld
Micheline Chau	138,893,109	31,977,247
Dr. Marye Anne Fox	138,643,897	32,226,459

(2)	Ratification of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending February 28, 2010:

RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS	Number of Votes
VOTES FOR:	169,413,944
VOTES AGAINST:	1,334,148
ABSTENTIONS:	122,264

ITEM 6.	EXHIBITS

(a) List of Exhibits

Exhibit No.	Description of Exhibit

10.1*	Red Hat, Inc. 2010 Non-Employee Director Compensation Plan effective January 1, 2010

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Indicates a management contract or compensatory plan, contract or arrangement.

+	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

Date: October 5, 2009	By:	/s/ JAMES M. WHITEHURST
James M. Whitehurst President and Chief Executive Officer (Duly Authorized Officer on Behalf of the Registrant)

RED HAT, INC.

Date: October 5, 2009	By:	/s/ CHARLES E. PETERS, JR.
Charles E. Peters, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

RED HAT, INC.

Date: October 5, 2009	By:	/s/ MARK E. COOK
Mark E. Cook Vice President and Controller (Principal Accounting Officer)