Form 10-Q
period 2009-11-30
RED HAT INC
filed 2010-01-11
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

As of January 7, 2010, there were 188,710,217 shares of common stock outstanding.

RED HAT, INC.

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands—except share and per share amounts)

	November 30, 2009 (Unaudited)	February 28, 2009
ASSETS
Current assets:
Cash and cash equivalents	$389,709	$515,548
Investments in debt and equity securities, short-term	348,187	147,178
Accounts receivable, net of allowances for doubtful accounts of $2,613 and $2,387, respectively	137,237	128,669
Prepaid expenses and other current assets	96,585	99,437

Total current assets	971,718	890,832
Property and equipment, net of accumulated depreciation and amortization of $111,034 and $91,140, respectively	73,220	67,913
Goodwill	439,497	438,109
Identifiable intangibles, net	112,046	122,177
Investments in debt securities, long-term	221,191	183,363
Other assets, net	38,157	51,242

Total assets	$1,855,829	$1,753,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,496	$9,576
Accrued expenses	72,874	54,123
Deferred revenue	446,685	382,050
Other current obligations	878	900

Total current liabilities	537,933	446,649
Deferred lease credits	4,067	4,470
Long-term deferred revenue	172,051	161,032
Other long-term obligations	34,578	35,432
Commitments and contingencies (Notes 6 and 9)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 213,072,816 and 207,794,700 shares issued, and 188,326,249 and 189,998,611 shares outstanding at November 30, 2009 and February 28, 2009, respectively	21	21
Additional paid-in capital	1,370,795	1,281,469
Retained earnings	114,384	50,519
Treasury stock at cost, 24,746,567 and 17,796,089 shares at November 30, 2009 and February 28, 2009, respectively	(382,528)	(236,283)
Accumulated other comprehensive income	4,528	10,327

Total stockholders’ equity	1,107,200	1,106,053

Total liabilities and stockholders’ equity	$1,855,829	$1,753,636

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands—except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2009	November 30, 2008	November 30, 2009	November 30, 2008
Revenue:
Subscriptions	$164,432	$135,451	$469,496	$401,854
Training and services	29,914	29,881	82,872	84,497

Total subscription and training and services revenue	194,346	165,332	552,368	486,351

Cost of subscription and training and services revenue:
Cost of subscriptions	11,010	8,771	32,033	27,448
Cost of training and services	18,588	17,765	52,474	53,025

Total cost of subscription and training and services revenue	29,598	26,536	84,507	80,473

Gross profit	164,748	138,796	467,861	405,878
Operating expense:
Sales and marketing	71,498	58,514	202,242	177,350
Research and development	38,605	34,544	110,068	95,184
General and administrative	26,102	24,768	74,411	71,060
Litigation settlement	8,750	—	8,750	—

Total operating expense	144,955	117,826	395,471	343,594

Income from operations	19,793	20,970	72,390	62,284
Interest income	2,206	9,294	8,161	30,568
Interest expense	(42)	(1,249)	(138)	(4,365)
Other income (expense), net	3,295	4,501	6,580	8,025

Income before provision for income taxes	25,252	33,516	86,993	96,512
Provision for income taxes	8,838	9,211	23,128	33,779

Net income	$16,414	$24,305	$63,865	$62,733

Basic net income per common share	$0.09	$0.13	$0.34	$0.33

Diluted net income per common share	$0.08	$0.12	$0.33	$0.30

Weighted average shares outstanding
Basic	187,450	190,665	187,823	190,978
Diluted	193,733	208,408	193,366	215,605

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands—Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009	2008
Cash flows from operating activities:
Net income	$16,414	$24,305	$63,865	$62,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,595	10,561	33,847	29,486
Share-based compensation expense	12,557	12,251	34,246	33,682
Deferred income taxes	9,578	7,031	15,066	27,260
Excess tax benefits from share-based payment arrangements	(9,524)	(14,790)	(27,280)	(39,246)
Gain on sale of investments in equity securities	(4,584)	—	(8,247)	(4,996)
Gain from repurchase of convertible debentures	—	(4,129)	—	(4,129)
Amortization of debt issuance costs	—	627	—	2,131
Other	(198)	314	(205)	177
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable	(21,742)	(7,650)	(1,130)	13,687
Prepaid expenses and other current assets	2,923	(7,400)	7,855	(14,308)
Accounts payable	(843)	1,836	6,944	(6,138)
Accrued expenses	14,651	8,774	16,836	18,576
Deferred revenue	23,446	27,503	35,963	58,217
Other assets	(124)	(85)	(402)	(355)

Net cash provided by operating activities	54,149	59,148	177,358	176,777

Cash flows from investing activities:
Purchase of investment in debt securities available-for-sale	(245,788)	—	(534,260)	(331,705)
Proceeds from sales and maturities of investment in debt securities available-for-sale	93,089	77,498	299,193	427,314
Proceeds from sales of investment in equity securities available-for-sale	4,312	—	8,371	5,568
Acquisitions of businesses, net of cash acquired	—	(101,338)	—	(148,140)
Net purchases of strategic equity investments	(1,368)	—	(1,368)	—
Purchase of developed technologies and other intangible assets	(847)	(779)	(2,917)	(3,121)
Purchase of property and equipment	(8,655)	(4,212)	(21,318)	(18,164)

Net cash used in investing activities	(159,257)	(28,831)	(252,299)	(68,248)

Cash flows from financing activities:
Excess tax benefits from share-based payment arrangements	9,524	14,790	27,280	39,246
Proceeds from exercise of common stock options	44,985	449	63,574	17,238
Payments related to net settlement of share-based compensation awards	(6,754)	(1,221)	(9,054)	(1,221)
Purchase of treasury stock	(52,289)	(29,999)	(146,246)	(39,365)
Structured stock repurchase	—	—	—	1,989
Repurchase of convertible debentures	—	(280,058)	—	(280,058)
Payments on other borrowings	—	(48)	(900)	(72)

Net cash used in financing activities	(4,534)	(296,087)	(65,346)	(262,243)

Effect of foreign currency exchange rates on cash and cash equivalents	6,299	(1,850)	14,448	(4,169)

Net decrease in cash and cash equivalents	(103,343)	(267,620)	(125,839)	(157,883)
Cash and cash equivalents at beginning of the period	493,052	787,457	515,548	677,720

Cash and cash equivalents at end of the period	$389,709	$519,837	$389,709	$519,837

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

NOTE 2—Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three months and nine months ended November 30, 2009 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months and nine months ended November 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2010. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting. For further information, see the Company’s Consolidated Financial Statements, including notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009.

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

Impairment of Goodwill and Other Long-Lived Assets

The Company tests goodwill for impairment annually and whenever events or circumstances indicate an impairment may have occurred. Accounting principles generally accepted in the U.S. require goodwill be tested at least annually using a two-step process that begins with identifying potential impairment. Potential impairment is identified if the fair value of the reporting unit to which goodwill applies is less than the recognized or book value of the related reporting entity, including such goodwill. Where the book value of a reporting entity, including related goodwill, is greater than the reporting entity’s fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. For the three months and nine months ended November 30, 2009 and November 30, 2008, the Company did not identify any potential impairment related to its goodwill.

The Company evaluates the recoverability of its property and equipment and other long-lived assets whenever events or changes in circumstances indicate an impairment may have occurred. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets. For the three months and nine months ended November 30, 2009 and November 30, 2008, no potential impairment losses related to the Company’s long-lived assets were identified.

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

Unrealized gains and temporary losses on investments classified as available for sale are included within accumulated other comprehensive income, net of any related tax effect. Upon realization, such amounts are reclassified from accumulated other comprehensive income to investment income. Realized gains and losses and other than temporary impairments, if any, are reflected in the statements of operations as other income, net. The Company does not recognize changes in the fair value of its investments in income unless a decline in value is considered other-than-temporary. At November 30, 2009 and February 28, 2009, the vast majority of the Company’s investments were priced by pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, the Company assesses other factors to determine the security’s market value, including broker quotes or model valuations. Independent price verifications of all holdings are performed by pricing vendors which are then reviewed by the Company. In the event a price fails a pre-established tolerance check, it is researched so that the Company can assess the cause of the variance to determine what the Company believes is the appropriate fair market value.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at November 30, 2009 (in thousands):

	As of November 30, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$269,455	$269,455	$—	$—
Available-for-sale securities (1):
Treasuries	9,327	9,327	—	—
Certificate of deposit	46,976	—	46,976	—
Commercial paper	17,449	—	17,449
Agencies	342,437	—	342,437	—
Municipals	11,787	—	11,787
Corporates	164,732	—	164,732	—
Equities	8,651	8,651	—	—
Foreign currency derivatives (2)	15	—	15	—
Liabilities:
Foreign currency derivatives (3)	(20)	—	(20)	—

Total	$870,809	$287,433	$583,376	$—

(1)	Included in either cash and cash equivalents or investments in debt and equity securities in the Company’s Consolidated Balance Sheet at November 30, 2009, in addition to $88.3 million of cash.

(2)	Included in prepaid expenses and other current assets in the Company’s Consolidated Balance Sheet at November 30, 2009.

(3)	Included in accrued expenses in the Company’s Consolidated Balance Sheet at November 30, 2009.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at February 28, 2009 (in thousands):

	As of February 28, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$417,632	$417,632	$—	$—
Available-for-sale securities (1):
Treasuries	17,163	17,163	—	—
Certificates of deposit	27,133	—	27,133	—
Agencies	183,636	—	183,636	—
Corporates	122,899	—	122,899	—
Equities	6,022	6,022	—	—
Foreign currency derivatives (2)	30	—	30	—
Liabilities:
Foreign currency derivatives (3)	(64)	—	(64)	—

Total	$774,451	$440,817	$333,634	$—

(1)	Included in either cash and cash equivalents or investments in debt and equity securities in the Company’s Consolidated Balance Sheet at February 28, 2009, in addition to $71.6 million of cash.

(2)	Included in prepaid expenses and other current assets in the Company’s Consolidated Balance Sheet at February 28, 2009.

(3)	Included in accrued expenses in the Company’s Consolidated Balance Sheet at February 28, 2009.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table represents the Company’s investments measured at fair value as of November 30, 2009 (in thousands):

					Balance Sheet Classification
					Cash Equivalent Marketable Securities	Short-term Marketable Securities	Long-term Marketable Securities
	Amortized Cost	Gross Unrealized		Aggregate Fair Value
		Gains	Losses (1)
Money markets	$269,455	$—	$—	$269,455	$269,455	$—	$—
Treasuries	9,272	55	—	9,327	—	7,492	1,835
Certificates of deposit	46,976	—	—	46,976	31,981	14,995	—
Commercial paper	17,449	—	—	17,449		17,449	—
Agencies	341,691	779	(33)	342,437	—	182,851	159,586
Municipals	11,775	14	(2)	11,787		11,787	—
Corporates	162,434	2,346	(48)	164,732	—	104,962	59,770
Equities	550	8,101	—	8,651	—	8,651	—

Total	$859,602	$11,295	$(83)	$870,814	$301,436	$348,187	$221,191

(1)	Accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer totaled less than $0.1 million at November 30, 2009.

The following table represents the Company’s investments measured at fair value as of February 28, 2009 (in thousands):

					Balance Sheet Classification
					Cash Equivalent Marketable Securities	Short-term Marketable Securities	Long-term Marketable Securities
	Amortized Cost	Gross Unrealized		Aggregate Fair Value
		Gains	Losses (1)
Money Markets	$417,632	$—	$—	$417,632	$417,632	$—	$—
Treasury	16,873	290	—	17,163	—	15,316	1,847
Certificate of Deposit	27,133	—	—	27,133	26,312	821	—
Agencies	182,683	989	(36)	183,636	—	70,364	113,272
Corporates	123,874	784	(1,759)	122,899	—	54,655	68,244
Equities	1,307	4,715	—	6,022	—	6,022	—

Total	$769,502	$6,778	$(1,795)	$774,485	$443,944	$147,178	$183,363

(1)	Accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer totaled $0.3 million at February 28, 2009.

Internal Use Software

The Company capitalized $4.0 million and $3.7 million in costs related to the development of internal use software for its website, enterprise resource planning system and systems management applications during the nine months ended November 30, 2009 and November 30, 2008, respectively. The Company amortizes the costs of computer software developed for internal use on a straight-line basis over an estimated useful life of five years. The carrying value of internal use software is included in property and equipment on the Company’s Consolidated Balance Sheets.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Capitalized Software Costs

Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. As a result of the Company’s practice of releasing source code that it has developed on a weekly basis for unrestricted download on the Internet, there is generally no passage of time between achievement of technological feasibility and the availability of the Company’s product for general release. Therefore, at November 30, 2009 and February 28, 2009, the Company had no internally developed capitalized software costs for products to be sold to third parties.

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

Share-Based Compensation

The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements for the three months and six ended November 30, 2009 and November 30, 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2009	November 30, 2008	November 30, 2009	November 30, 2008
Cost of revenue	$916	$723	$2,475	$2,047
Sales and marketing	3,627	3,352	9,875	9,554
Research and development	3,239	3,715	9,588	9,769
General and administrative	4,775	4,461	12,308	12,312

Total share-based compensation	$12,557	$12,251	$34,246	$33,682

Share-based compensation expense qualifying for capitalization was insignificant for each of the three months and nine months ended November 30, 2009 and November 30, 2008. Accordingly, no share-based compensation expense was capitalized during the three months and nine months ended November 30, 2009 and November 30, 2008.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the three months and nine months ended November 30, 2009, the Company granted the following share-based awards:

	Three Months Ended		Nine Months Ended
	Shares and Shares Underlying Awards	Weighted Average Per Share Fair Value	Shares and Shares Underlying Awards	Weighted Average Per Share Fair Value
Options	86,430	$11.10	100,080	$10.63
Nonvested shares and share units	2,162,195	$28.63	2,421,250	$27.66
Performance share units—target (1)	—	$—	171,667	$19.73
Performance share units—target (2)	—	$—	171,667	$29.61
Deferred share units	786	$28.61	27,753	$21.05

Total awards	2,249,411	$27.96	2,892,417	$26.66

(1)	On May 13, 2009, the Compensation Committee of the Company’s Board of Directors approved a Performance Share Unit Agreement for use with certain grants of performance share units (“PSUs”) to executive officers under the Red Hat, Inc. 2004 Amended and Restated Long-Term Incentive Plan, as Amended and Restated (the “2004 Long-Term Incentive Plan”), in FY2010. During the three months ended May 31, 2009, certain executive officers were awarded a target number of PSUs, and depending on the Company’s financial performance relative to a specified peer group of companies, these executive officers may earn up to a maximum of 200% of the target number of PSUs over a performance period with three separate performance segments noted below. In respect of the first performance segment, which is the period from March 1, 2009 through February 28, 2010, up to 25% of the maximum number of PSUs may be earned. In respect of the second performance segment, which is the period from March 1, 2009 through February 28, 2011, up to 50% of the maximum number of PSUs (less the amount of PSUs earned in respect of the first performance segment) may be earned. In respect of the third and final performance segment, which is the period from March 1, 2009 through February 29, 2012, up to 100% of the maximum number of PSUs (less the aggregate amount of PSUs earned in respect of the first and second performance segments) may be earned.

(2)	On June 23, 2009, the Compensation Committee of the Company’s Board of Directors approved a Performance Share Unit Agreement for use with certain grants of performance share units (“Share Price PSUs”) in FY2010 to executive officers under the 2004 Long-Term Incentive Plan. During the three months ended August 31, 2009, certain executive officers were awarded a target number of Share Price PSUs, and depending on the performance of the Company’s common stock over a thirty-six month performance period beginning on March 26, 2009 relative to the performance of the stock price of specified peer companies, each of these executive officers may earn up to a maximum of 200% of the target number of Share Price PSUs. Each executive officer will receive a single payout following the end of the performance period.

Sales and Marketing Expenses

Sales and marketing expenses consist of costs, including salaries, sales commissions and related expenses, such as travel, of all personnel involved in the sales and marketing process. Sales and marketing expenses also include costs of advertising, sales lead generation programs, cooperative marketing arrangements and trade shows. Payments made to resellers or other customers are reported in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 605-50 Customer Payments and Incentives (formerly referenced as Emerging Issues Task Force Issue Number 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)) (“ASC

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

605-50”). All costs of advertising, to the extent allowable by ASC 605-50, are expensed as incurred. Advertising expense totaled $7.0 million and $4.2 million for the three months ended November 30, 2009 and November 30, 2008, respectively. Advertising expense for the nine months ended November 30, 2009 and November 30, 2008 totaled $17.9 million and $13.8 million, respectively.

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

The Company continues to assess the realizability of its deferred tax assets, which primarily consist of share-based compensation expense deductions, deferred revenue and tax credit carryforwards. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As of November 30, 2009, the net deferred tax asset balance was $80.4 million, of which $13.5 million was offset by a valuation allowance. The Company continues to maintain a valuation allowance against its deferred tax assets with respect to certain foreign net operating losses (“NOLs”) and tax carryforwards that are subject to limitations under Section 382 of the Internal Revenue Code.

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

Foreign exchange gains and losses, which result from the process of remeasuring foreign currency transactions into the appropriate functional currency, are included in other income, net in the Company’s

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Consolidated Statements of Operations. Net foreign exchange losses included in other income was $0.5 million for the three months and $0.8 million for nine months ended November 30, 2009. Net foreign exchange gains and losses included in other income for the three months and nine months ended November 30, 2008 were a gain of $0.4 million and a loss of $0.6 million, respectively. The impact of changes in foreign currency exchange rates resulting from the translation of foreign currency financial statements into U.S. Dollars for financial reporting purposes is included in other comprehensive income, which is a separate component of stockholders’ equity. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average rates for the period.

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

The Company performs credit evaluations to reduce credit risk and generally requires no collateral from its customers. Management estimates the allowance for uncollectible accounts based on their historical experience and credit evaluation. The Company’s standard credit terms are net 30 days in the U.S., net 30 to 45 days in EMEA, and range from net 30 to net 60 days in Asia Pacific. At November 30, 2009 no individual customer accounted for more than 10% of the Company’s accounts receivable. At February 28, 2009, one customer accounted for 12% of the Company’s accounts receivable.

For the three months and nine months ended November 30, 2009 and November 30, 2008, there were no individually significant customers from which the Company generated revenue.

Net Income Per Common Share

The Company computes basic net income per common share by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income adjusted for interest expense and amortization of debt issuance costs associated with the convertible debentures, by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of shares issuable upon the exercise of stock options or vesting of share-based awards and convertible securities such as the Company’s convertible debentures. Diluted net income per share for the three months and nine months ended November 30, 2008, assumes the conversion of the convertible debentures using the “if converted” method. For the three months and nine months ended November 30, 2009, the Company had no convertible debentures outstanding and as a result, an adjustment to diluted net income for related interest or amortization expense was not required.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table reconciles the numerators and denominators of the earnings per share calculation for the three months and nine months ended November 30, 2009 and November 30, 2008 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 30, 2009	November 30, 2008	November 30, 2009	November 30, 2008
Diluted net income per share computation:
Net income	$16,414	$24,305	$63,865	$62,733
Interest expense on convertible debt, net of related tax	—	387	—	1,273
Amortization of debt issuance costs, net of related tax	—	455	—	1,386

Net income—diluted	$16,414	$25,147	$63,865	$65,392

Weighted average common shares outstanding	187,450	190,665	187,823	190,978
Incremental shares attributable to assumed vesting or exercise of outstanding equity award shares	6,283	3,888	5,543	5,140
Incremental shares attributable to assumed conversion of convertible debentures	—	13,855	—	19,487

Diluted shares	193,733	208,408	193,366	215,605

Diluted net income per share	$0.08	$0.12	$0.33	$0.30

The following share awards are not included in the computation of diluted earnings per share because the aggregate value of proceeds considered received upon either exercise or vesting were greater than the average market price of the Company’s common stock during the related periods and the effect of including such share awards in the computation would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2009	November 30, 2008	November 30, 2009	November 30, 2008
Number of shares considered anti-dilutive for calculating diluted net income per share:	2,867	12,140	4,625	9,422

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company has offices in more than 65 locations around the world. The Company manages its international business on an Americas-wide, EMEA-wide and Asia Pacific-wide basis. The following summarizes revenue, net income (loss) and total assets by geographic segment at and for the three months ended November 30, 2009 and November 30, 2008 (in thousands):

	Americas	EMEA	Asia Pacific	Total
	Three Months Ended November 30, 2009
Revenue from unaffiliated customers	$121,943	$45,227	$27,176	$194,346
Net income (loss)	$12,444	$5,467	$(1,497)	$16,414
Total assets	$1,571,491	$194,355	$89,983	$1,855,829

	Americas	EMEA	Asia Pacific	Total
	Three Months Ended November 30, 2008
Revenue from unaffiliated customers	$108,519	$34,807	$22,006	$165,332
Net income (loss)	$23,179	$1,968	$(842)	$24,305
Total assets	$1,771,978	$119,053	$73,448	$1,964,479

The following summarizes revenue, net income (loss) and total assets by geographic segment at and for the nine months ended November 30, 2009 and November 30, 2008 (in thousands):

	Americas	EMEA	Asia Pacific	Total
	Nine Months Ended November 30, 2009
Revenue from unaffiliated customers	$352,308	$123,356	$76,704	$552,368
Net income (loss)	$55,240	$12,770	$(4,145)	$63,865
Total assets	$1,571,491	$194,355	$89,983	$1,855,829

	Americas	EMEA	Asia Pacific	Total
	Nine Months Ended November 30, 2008
Revenue from unaffiliated customers	$314,627	$106,760	$64,964	$486,351
Net income (loss)	$57,436	$10,551	$(5,254)	$62,733
Total assets	$1,771,978	$119,053	$73,448	$1,964,479

The following table lists, for the three months ended November 30, 2009 and November 30, 2008, revenue from unaffiliated customers in the United States, the Company’s country of domicile, revenue from unaffiliated customers in Japan which, in terms of revenue, was the only individually material country outside the United States and revenue from other foreign countries (in thousands).

	Three Months Ended November 30, 2009	Three Months Ended November 30, 2008
United States, the Company’s country of domicile	$110,413	$98,848
Japan	15,700	12,431
Other foreign	68,233	54,053

Total revenue from unaffiliated customers	$194,346	$165,332

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table lists, for the nine months ended November 30, 2009 and November 30, 2008, revenue from unaffiliated customers in the United States, the Company’s country of domicile, revenue from unaffiliated customers in Japan, which in terms of revenue, was the only individually material country outside the United States and revenue from other foreign countries (in thousands).

	Nine Months Ended November 30, 2009	Nine Months Ended November 30, 2008
United States, the Company’s country of domicile	$316,702	$287,632
Japan	44,419	36,266
Other foreign	191,247	162,453

Total revenue from unaffiliated customers	$552,368	$486,351

Total tangible long-lived assets located in the United States, the Company’s country of domicile, and similar tangible long-lived assets held outside the United States are summarized in the following table as of November 30, 2009 and February 28, 2009 (in thousands):

	As of November 30, 2009	As of February 28, 2009
United States, the Company’s country of domicile	$52,007	$53,106
Foreign	21,213	14,807

Total tangible long-lived assets	$73,220	$67,913

Comprehensive Income

The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income for the three months and nine months ended November 30, 2009 and November 30, 2008 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2009	November 30, 2008	November 30, 2009	November 30, 2008
Comprehensive income:
Net income	$16,414	$24,305	$63,865	$62,733
Foreign currency translation adjustments	(4,021)	6,736	(12,029)	8,824
Change in unrealized losses on marketable debt securities—available-for-sale	(219)	(1,736)	2,844	(8,540)
Change in unrealized gains on marketable equity securities—available-for-sale	(999)	(6,168)	3,386	7,934

Total comprehensive income, net of taxes	$11,175	$23,137	$58,066	$70,951

As of November 30, 2009 the Company holds investments in debt securities available for sale with a net accumulated unrealized gain of $3.1 million and investments in equity securities available for sale with a net accumulated unrealized gain of $8.1 million. As of February 28, 2009, the Company held investments in debt securities available for sale with a net accumulated unrealized gain of $0.3 million and investments in equity securities available for sale with a net accumulated unrealized gain of $4.7 million.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Recent Accounting Pronouncements

In May 2009, the FASB issued authoritative guidance regarding subsequent events. The authoritative guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The authoritative guidance requires disclosure of the date through which subsequent events have been evaluated and whether that date represents the date the financial statements were issued or were available to be issued. The authoritative guidance is effective for interim and annual periods ending after June 15, 2009. The Company has evaluated subsequent events through January 11, 2010, the date of issuance of the accompanying consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“the Codification”). The Codification, which was launched on July 1, 2009, became the single source of authoritative non-governmental U.S. generally accepted accounting principles (“GAAP”), superseding various existing authoritative accounting pronouncements. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the Codification for its reporting period ending on November 30, 2009. The adoption of the Codification had no significant impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value, (“Update 2009-05”). Update 2009-05 clarifies that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. On November 1, 2009 the Company adopted Update 2009-05. There was no significant impact on the Company’s consolidated financial statements.

NOTE 3—Business Combinations

Acquisition of Qumranet, Inc.

On September 4, 2008, the Company completed its acquisition of Qumranet, Inc. (“Qumranet”), a privately held software company that produces and sells virtualization technologies. The acquisition of Qumranet broadens the Company’s technology solutions, communities of development and use, and additional influence in, and acceptance of, virtualization technology in the Linux kernel, upon which the Company’s Red Hat Enterprise Linux platform is based. Under the terms of the purchase agreement the Company paid approximately $104.8 million in cash. The total consideration paid by the Company in connection with the acquisition as of November 30, 2009 is summarized in the following table (in thousands):

Total Consideration
Cash consideration paid to and or on behalf of Qumranet stockholders	$104,772
Transaction costs	703

Total consideration	$105,475

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Pro forma consolidated financial information

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the nine months ended November 30, 2008 (in thousands, except per share amounts) as if the acquisition of Qumranet had occurred at March 1, 2008, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisitions actually taken place at the beginning of the period.

Nine Months Ended November 30, 2008
Revenue	$486,476
Net income	$57,060
Diluted net income	$59,719
Basic net income per common share	$0.30
Diluted net income per common share	$0.28

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Goodwill

The following is a summary of goodwill for the nine months ended November 30, 2009 (in thousands):

Balance at February 28, 2009	$438,109
Less: adjustments to purchase price for finalization of allocation	(372)
Impact of foreign currency fluctuations	1,760

Balance at November 30, 2009	$439,497

NOTE 4—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of purchased technologies, customer and reseller relationships, trademarks, copyrights and patents, which are amortized over the estimated useful life, generally on a straight line basis with the exception of customer contracts and relationships which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit. Useful lives range from three to twelve years for purchased technologies and customer and reseller relationships and three to ten years for trademarks, copyrights and patents. As of November 30, 2009 and February 28, 2009, trademarks with an indefinite estimated useful life totaled $9.9 million and $9.1 million, respectively. Amortization expense associated with identifiable intangible assets was $5.0 million and $5.1 million for the three months ended November 30, 2009 and November 30, 2008, respectively. For the nine months ended November 30, 2009 and November 30, 2008 amortization expense associated with identifiable intangible assets was $15.0 million and $12.7 million, respectively. The following is a summary of identifiable intangible assets (in thousands):

	November 30, 2009			February 28, 2009
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$51,378	$(12,699)	$38,679	$47,046	$(10,296)	$36,750
Purchased technologies	42,652	(22,365)	20,287	43,972	(19,108)	24,864
Customer and reseller relationships	80,843	(27,763)	53,080	80,704	(20,141)	60,563

Total identifiable intangible assets	$174,873	$(62,827)	$112,046	$171,722	$(49,545)	$122,177

NOTE 5—Income Taxes

Income Tax Expense

During the three months and nine months ended November 30, 2009, the Company recorded $8.8 million and $23.1 million, respectively of income tax expense. Tax expense for the nine months ended November 30, 2009 includes a discrete tax benefit from research tax credits, net of a corresponding reduction of NOLs, which resulted in a net reduction of income tax expense of $7.3 million. Excluding the impact of the discrete tax benefit, the Company’s estimated annual effective tax rate was 35% as of November 30, 2009. The estimated annual effective tax rate as of November 30, 2009, which equals the U.S., includes state income taxes which are offset by foreign income taxed at different rates. The Company’s estimated annual effective tax rate as of November 30, 2008 was 35%.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the Company’s tax provision for the three months and nine months ended November 30, 2009 and November 30, 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2009	November 30, 2008	November 30, 2009	November 30, 2008
Provision for income taxes:
Income before provision for income taxes	$25,252	$33,516	$86,993	$96,512
Estimated annual effective tax rate on current year ordinary income (1)	35%	27%	35%	35%

Provision for income taxes on current year ordinary income	8,838	9,211	30,449	33,779
Discrete tax benefit from research tax credit carryforwards	—	—	7,319	—

Provision for income taxes	$8,838	$9,211	$23,128	$33,779

(1)	An effective income tax rate of 27% for the three months ended November 30, 2008 results from a change in the Company’s estimated annual effective tax rate from 39% as of August 31, 2008 to 35% as of November 30, 2008.

Deferred Taxes

As of November 30, 2009, the net deferred tax asset balance was $80.4 million, of which $13.5 million was offset by a valuation allowance. The Company continues to maintain a valuation allowance against its deferred tax assets with respect to certain foreign NOLs and acquired tax carryforwards that are subject to limitations under Section 382 of the Internal Revenue Code.

As of November 30, 2009, the Company had U.S. federal and state NOL carryforwards of approximately $14.0 million and $33.7 million, respectively. As of November 30, 2009, the Company had a U.S. federal research tax credit carryforward of approximately $12.8 million and a U.S. foreign tax credit carryforward of approximately $12.6 million. These NOL and tax credit carryforwards are scheduled to expire in varying amounts beginning in 2010.

Uncertain Tax Positions

The Company’s unrecognized tax benefits were $46.5 million as of November 30, 2009 and $38.5 million as of February 28, 2009. The Company’s unrecognized tax benefits at November 30, 2009 and February 28, 2009, which, if recognized, would impact its effective tax rate were $24.3 million and $15.9 million, respectively.

During the three months and nine months ended November 30, 2009, the amount of unrecognized tax benefits increased by approximately $0.4 million and $8.0 million, respectively, primarily as a result of increases with respect to tax positions taken during prior periods. The Company does not currently expect any other significant changes in its unrecognized tax benefits for the next 12 months. No settlements of uncertain income tax positions or reductions in long-term obligations related to unrecognized tax benefits occurred during the nine months ended November 30, 2009.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as income tax expense. Accrued interest and penalties related to unrecognized tax benefits totaled $1.5 million and $0.9 million as of November 30, 2009 and February 28, 2009, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of November 30, 2009. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs:

Tax Jurisdiction	Years Subject to Income Tax Examination

U.S. federal	1994 – Present

North Carolina	1999 – Present

Ireland	2001 – Present

Japan*	2008 – Present

*	The Company has been examined for income tax for years through February 28, 2007. However, the statute of limitations remains open for 5 years.

The Company is currently undergoing an income tax examination by the U.S. Internal Revenue Service with respect to its fiscal 2007.

The Company or one of its subsidiaries is currently undergoing an income tax examination in Germany.

The Company believes it has adequately provided for any reasonably foreseeable outcomes related to tax audits.

NOTE 6—Commitments and Contingencies

As of November 30, 2009, the Company leased office space and certain equipment under various non-cancelable operating leases. Rent expense under operating leases was $6.0 million for the three months ended November 30, 2009 and $5.7 million for the three months ended November 30, 2008. For the nine months ended November 30, 2009 and November 30, 2008 rent expense under operating leases was $17.1 million and $16.8 million, respectively.

In January 2002, the Company assumed the lease obligation of an unrelated third party for an office building which serves as the Company’s headquarters. This lease terminates in June 2020. As compensation to the Company for assuming this obligation, the third party paid rent on the Company’s behalf from the commencement of the sublease until February 2003, is allowing the Company the use of all furniture and fixtures, including building improvements, that were in the building at the time of the commencement of the sublease, and paid the Company a certain monthly amount through October 2002, to offset the operating expenses of this building, all of which was valued in the aggregate at $5.9 million. Included in the aggregate amount was $3.6 million representing the fair value of furniture and fixtures. This credit balance began to amortize, as a reduction to related rent expense, in fiscal 2004 and will continue to do so until the lease terminates in June 2020. The furniture and fixtures were depreciated over a period of seven years. As of

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

November 30, 2009 and February 28, 2009, the carrying amount of the long-term deferred lease credit was $4.0 million and $4.4 million, respectively.

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

During the three months ended November 30, 2009 the Company repurchased 1,900,000 shares under the program for $52.3 million, including transaction costs. As of November 30, 2009, the remaining amount available under the program for the repurchase of Common Stock was $99.8 million. See NOTE 10 to the Consolidated Financial Statements for a discussion of shares repurchased under the program subsequent to November 30, 2009.

NOTE 8—Foreign Currency Exchange Rate Risk

The Company transacts business in various foreign countries and is, therefore, subject to risk of foreign currency exchange rate fluctuations. The Company sometimes enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. All derivative instruments are recorded on the Consolidated Balance Sheets at their

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

respective fair market values. The Company has elected not to prepare and maintain the documentation required to qualify as an accounting hedge and, therefore, changes in fair value are recorded in the Consolidated Statements of Operations.

The effects of derivative instruments on the Company’s consolidated financial statements are as follows as of November 30, 2009 and for the three months and nine months then ended (in thousands):

	As of November 30, 2009			Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended November 30, 2009	Nine Months Ended November 30, 2009
	Balance Sheet Location	Fair Value	Notional Value		Amount of Gain (Loss) Recognized in Income on Derivative
Assets—foreign currency forward contracts not designated as hedges	Prepaid expenses and other current assets	$15	$1,821	Other income, net	$40	$225
Liabilities—foreign currency forward contracts not designated as hedges	Accrued expenses	$(20)	$2,145	Other income, net	$(66)	$(317)

TOTAL		$(5)	$3,966		$(26)	$(92)

NOTE 9—Legal Proceedings

Commencing on or about March 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. Approximately 310 other IPO issuers were named as defendants in similar class action complaints (together, the “IPO Allocation Actions”). On August 8, 2001, Chief Judge Michael Mukasey of the U.S. District Court for the Southern District of New York issued an order that transferred all of the IPO Allocation Actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings (Case No. 21 MC 92). The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages, attorneys’ and expert fees and other unspecified costs. In October of 2002, the individual director and officer defendants of the Company were dismissed from the case without prejudice. In October of 2004, the District Court certified a class in six of the 310 actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Company’s action is not one of the focus cases. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification with respect to the focus cases and remanded the matter for further consideration. In September 2007, discovery moved forward in the focus cases and plaintiff filed and amended complaints against the focus case issuer and underwriter defendants. Defendants in the focus cases filed motions to dismiss the second amended complaints in November 2007 and filed their oppositions to

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

plaintiffs’ motion for class certification in December 2007. The motions to dismiss in the focus cases were granted in part and denied in part, and the issue of class certification is currently pending before the Court. On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a settlement agreement to resolve the lawsuit, to which the Company has consented and for which payments called for by the settlement agreement are to be paid by the defendant insurers. The trial court heard arguments on September 10, 2009 on the fairness of the settlement. In an opinion and order filed October 5, 2009, the trial court granted plaintiffs' motion for approval of the settlement and directed the clerk of court to close the action. Notices of appeal in the matter have been filed.

In the summer of 2004, 14 class action lawsuits were filed against the Company and several of its former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of North Carolina. In each of the actions, plaintiffs sought to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arose in connection with the Company announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs asserted that certain former officers (the “Individual Defendants”) and the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), and Rule 10b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs sought unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in the Company’s common stock, disgorgement by the Company’s former chief executive officer and former chief financial officer of certain compensation and profits from trading in the Company’s common stock pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 and other relief. As of September 8, 2004, all of these class action lawsuits were consolidated into a single action referenced as Civil Action No. 5:04-CV-473BR and titled In re Red Hat, Inc. Securities Litigation. On May 6, 2005, the plaintiffs filed an amended consolidated class action complaint. On July 29, 2005, the Company, on behalf of itself and the Individual Defendants, filed a motion to dismiss the action for failure to state a claim upon which relief may be granted. Also on that date, PricewaterhouseCoopers LLP (“PwC”), another defendant, filed a separate motion to dismiss. On May 12, 2006, the Court issued an order granting the motion to dismiss the Securities Exchange Act claims against several of the Individual Defendants, but denying the motion to dismiss the Securities Exchange Act claims against the Company, its former chief executive officer and former chief financial officer. The Court dismissed the claims under the Sarbanes-Oxley Act in their entirety, and also granted PwC’s motion to dismiss. On November 6, 2006, the plaintiffs filed a motion for class certification. Subsequent to the filing of that motion, several plaintiffs withdrew as potential class representatives, and the Company opposed the certification of the remaining proposed class representatives. On May 11, 2007, the Court entered an order denying class certification and denying all other pending motions as moot. Thereafter, on July 13, 2007 Charles Gilbert filed a renewed motion for appointment as lead plaintiff and approval of selection of lead counsel. On November 13, 2007, the Court entered an Order allowing Gilbert’s motion, appointing him lead plaintiff and adding him as a party plaintiff and appointing lead counsel. On January 14, 2008, Gilbert’s counsel filed a motion to certify the action as a class action. On August 28, 2009, the Court entered an Order certifying the action as a class action, appointing Gilbert as the class representative, and defining the class as “all purchasers of the common stock of Red Hat, Inc. between December 17, 2002, and July 12, 2004, inclusive and who were damaged thereby,” excluding Company insiders. On December 15, 2009, the Company announced that it had reached an agreement in principle to settle this matter, subject, among other matters, to completion of a final written settlement agreement and court approval. The Company recorded, for its quarter ended November 30, 2009, an estimated liability in the amount of $8.8 million for its portion of the proposed settlement. Should the efforts to settle this matter not be successful, the Company intends to vigorously defend itself in this matter. There can be no assurance, however, that the

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Company would be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved.

On October 9, 2007, IP Innovation, LLC and Technology Licensing Corporation filed a complaint in the Eastern District of Texas (Civil Action No. 2-07CV-447) against Red Hat, Inc. and Novell, Inc., alleging direct and indirect infringement of U.S. Patent Nos. 5,072,412, 5,394,521 and 5,533,183 with regard to aspects of the Company’s Linux-based products. The Company answered the complaint on February 1, 2008, including counterclaims against plaintiffs for declaratory judgment of invalidity, unenforceability and noninfringement of the patents-in-suit, and the plaintiffs filed a reply to those counterclaims on February 11, 2008. The court issued a memorandum opinion and order denying defendants’ motion for partial summary judgment for invalidity due to indefiniteness and construing disputed claim terms on August 10, 2009. Discovery in the case has closed, and trial has been scheduled for April 12, 2010. Based on information available to date, the Company believes it has meritorious defenses to this matter and does not anticipate that the lawsuit will have a material adverse effect on its business, financial position and results of operations. There can be no assurance, however, that the Company will be successful in its defense. The Company estimates that an adverse resolution of the lawsuit could result in damages ranging from approximately $0.1 million to $11.0 million.

On March 3, 2009, Software Tree LLC filed a complaint in the Eastern District of Texas (Civil Action No. 6:09-cv-00097-LED) against Red Hat, Inc., Hewlett-Packard Co., Genuitec, L.L.C., and Dell, Inc. alleging direct and indirect infringement of U.S. Patent No. 6,163,776 with regard to aspects of the Company’s JBoss Hibernate product, among other products of the Defendants. The complaint seeks, among other relief, compensatory damages, enhanced damages and injunctive relief. The Company answered the complaint on April 7, 2009 and denied the allegations of direct and indirect infringement, asserted affirmative defenses and filed a counterclaim seeking a declaration that the patent was invalid, unenforceable and not infringed. Discovery in the case is proceeding, and trial has been scheduled for September 13, 2010. Based on the Company’s efforts to date, it believes it has meritorious defenses to this matter, and intends to vigorously defend itself. There can be no assurance, however, that the Company will be successful in its defense, and an adverse resolution of the lawsuit could have a material adverse effect on its business, financial position and results of operation, including its ability to continue to commercialize the technologies implicated in the litigation.

On December 9, 2009, the Company filed a complaint in the Eastern District of Texas (Civil Action No. 6:09-cv-00549) against Bedrock Computer Technologies LLC (“Bedrock”) seeking a declaratory judgment that United States Patent No. 5,893,120 (“'120 Patent”) is invalid, unenforceable and not infringed. The complaint states that Bedrock brought an action in which it wrongly accused some customers of the Company of infringing the '120 Patent based on their use of computer equipment configured with or utilizing software based on various versions of the Linux operating system. The complaint seeks a declaration that anyone's use, sale, or offer for sale of the Linux kernel distributed by the Company has not and does not in any manner infringe any claim of the patent or otherwise infringe or violate any rights of Bedrock and that the '120 Patent is invalid and unenforceable. Bedrock is entitled to answer or otherwise respond to the complaint.

The Company also experiences other routine litigation in the normal course of its business. The Company believes that the outcome of this routine litigation will not have a material adverse effect on its financial position and results of operations.

NOTE 10—Subsequent Events

On December 15, 2009, the Company announced that it had reached an agreement to settle the class action lawsuit, pending in the United States District Court for the Eastern District of North Carolina, brought on behalf

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

of a class of shareholders in connection with the restatement of financial results which we announced in July 2004. The Company has recognized in its consolidated financial statements as of and for the three months and nine months ended November 30, 2009, an $8.8 million expense and corresponding accrued liability for the Company’s portion of the settlement.

From December 1, 2009 through January 8, 2010, the Company repurchased an aggregate of 1,080,000 shares of its common stock for $33.4 million. These repurchases were made pursuant to the Company’s previously announced repurchase program. See NOTE 7 to the Consolidated Financial Statements for further discussion of the repurchase program. As of January 8, 2010, the amount available for repurchase of common stock under the program was $66.4 million.

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

Revenue.    For the three months ended November 30, 2009 total revenue increased 17.5% or $29.0 million to $194.3 million from $165.3 million for the three months ended November 30, 2008. Subscription revenue increased 21.4% or $29.0 million, driven primarily by additional subscriptions related to our principal RHEL technologies, which have gained broader market acceptance in mission-critical areas of computing, and our international expansion. The increase is, in part, a result of the continued migration of enterprises in industries such as telecommunications, government and financial services to our open source platform from a proprietary Unix platform. Training and services revenue remained unchanged at $29.9 million for the three months ended November 30, 2009 as compared to the same period ended November 30, 2008. The flat revenue was a result of a challenging economic environment in which enterprises are scaling back discretionary spending in areas such as training and travel.

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

Deferred Revenue.    Our deferred revenue, current and long-term, balance at November 30, 2009 was $618.7 million. Because of our subscription model and revenue recognition policies, deferred revenue improves predictability of future revenue. Deferred revenue at November 30, 2009 increased $75.7 million or 13.9% as compared to the balance at February 28, 2009 of $543.1 million. As a result of changes in foreign currency exchange rates, our deferred revenue balance at November 30, 2009 was $39.7 million higher than what it would have been if spot exchange rates on that date were the same as at February 28, 2009.

Subscriptions.    Our enterprise technologies are sold under subscription agreements. These agreements typically have a one- or three-year subscription period. The subscription entitles the end user to maintenance, which generally consists of a specified level of support, as well as security updates, bug fixes, functionality enhancements and upgrades to the technology, when and if available, during the term of the subscription through our integrated management technologies, RHN, RHN Satellite, JBoss ON and JBoss CSP. Our customers have the ability to purchase higher levels of subscriptions that increase the level of support the customer is entitled to receive. Subscription revenue increased sequentially for the first, second and third quarter of fiscal 2010 and each quarter of fiscal 2009, 2008 and 2007 and is being driven primarily by the increased market acceptance and use of open source software by the enterprise and our expansion of sales channels and geographic footprint during these periods.

Revenue by geography.    We operate our business in three geographic regions: The Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Japan, Singapore, India, Australia, South Korea and China). In the three months ended November 30, 2009, approximately $83.9 million or 43.2% of our revenue was generated outside the United States compared to approximately $66.5 million or 40.2% for the three months ended November 30, 2008. Our international operations are expected to continue increasing as our international sales force and channels become more mature and as we enter new locations or expand our presence in existing locations. As of November 30, 2009, we had offices in more than 65 locations throughout the world.

Gross profit margin.    Primarily as a result of changes in mix with a greater proportion of total revenue generated by subscription revenue, gross profit margin increased to 84.8% for the three months ended November 30, 2009 from 83.9% for the three months ended November 30, 2008. Training and services revenue decreased as a percentage of total revenue to 15.4% for the three months ended November 30, 2009 from 18.1% for the three months ended November 30, 2008.

Income from operations.    Operating income was 10.2% and 12.7% of total revenue for the three months ended November 30, 2009 and November 30, 2008, respectively. The decrease in operating income as a percentage of revenue is a result of an $8.8 million expense, representing our portion of an agreement in principle to settle the class action lawsuit brought on behalf of certain shareholders in connection with the restatement of our financial results announced in July 2004. Excluding the litigation settlement expense, operating income as a percentage of revenue was 14.7% as compared to 12.7% for the same period ended November 30, 2008, and this increase is primarily the result of changes in mix, described above. Additionally, operating expenses as a percentage of revenue, excluding the litigation settlement expense, decreased to 70.0% for the three months ended November 30, 2009 from 71.3% for the three months ended November 30, 2008 as efficiencies realized in our general and administrative functions offset additional sales and marketing expenses related to our recent Red Hat Summit-JBoss World conference. General and administrative expenses as a percentage of revenue decreased to 13.4% for the three months ended November 30, 2009 from 15.0% for the three months ended November 30, 2008.

Cash, cash equivalents, investments in debt and equity securities and cash flow from operations.    Cash, cash equivalents and short-term and long-term available-for-sale investments in securities balances at November 30, 2009 totaled $959.1 million. During the three months ended November 30, 2009, we repurchased $52.3 million of our common stock under a previously announced common stock repurchase program which was partially offset by employees’ exercise of stock options which generated $45.0 million of cash proceeds. Cash generated from operating activities for the three months ended November 30, 2009 totaled $54.1 million, primarily as a result of the increase in subscription revenue and billings during the same period. Our significant cash balance gives us a measure of flexibility to take advantage of opportunities such as acquisitions, increasing investment in international areas and repurchasing our own common stock.

Foreign currency exchange rates’ impact on results of operations.    Approximately 43.2% of our revenue for the three months ended November 30, 2009 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from the third quarter of our prior fiscal year ended February 28, 2009, our revenue and operating expenses from non-U.S. operations for the three months ended November 30, 2009 would have been lower than we reported using the average exchange rates for the third quarter of our current fiscal year ending February 28, 2010 by approximately $6.9 million and $4.6 million, respectively, which would have resulted in income from operations being $2.3 million lower. Using the average foreign currency exchange rates from the nine months ending November 30, 2008, our revenue and operating expenses from non-U.S. operations for the nine months ended November 30, 2009 would have been higher than we reported using the average exchange rates for the nine months ending November 30, 2009 by approximately $1.8 million and $3.6 million, respectively, which would have resulted in income from operations being $1.8 million lower.

Business combinations.    On September 4, 2008, we announced our acquisition of Qumranet, including its Kernel Virtualized Machine (“KVM”) and SolidICE virtualization technologies, for approximately $104.8 million in cash. The acquisition provides server and desktop virtualization technologies and expertise, related virtualization management capabilities, communities of development and use, and additional influence in, and acceptance of, virtualization technology in the Linux kernel, upon which our Red Hat Linux platform is based. For further discussion, see NOTE 3 to the Consolidated Financial Statements.

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

Revenue recognition

We recognize revenue in accordance with FASB ASC Section 985-605 (formerly referenced as Statement of Position No. 97-2, Software Revenue Recognition). We establish persuasive evidence of an arrangement for each type of revenue transaction based on either a signed contract with the end customer, a click-through contract on our website whereby the customer agrees to our standard subscription terms, signed or click-through distribution contracts with OEMs and other resellers, or, in the case of individual training seats, through receipt of payment which indicates acceptance of our training agreement terms.

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

Impairment of goodwill and other long-lived assets

We test goodwill for impairment annually and whenever events or circumstances indicate an impairment may exist. We test goodwill at least annually using a two-step process that begins with identifying any potential impairment. Potential impairment is identified if the fair value of the reporting unit to which goodwill applies is less than the recognized or book value of the related reporting entity, including such goodwill. Where the book value of a reporting entity, including related goodwill, is greater than the reporting entity’s fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. For the three months and nine months ended November 30, 2009 and November 30, 2008, we did not identify any potential impairment related to our goodwill.

We evaluate the recoverability of our property and equipment and other long-lived assets whenever events or changes in circumstances indicate an impairment may have occurred. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets. For the three months and nine months ended November 30, 2009 and November 30, 2008, no potential impairment losses related to our long-lived assets were identified. For further discussion, see NOTE 2 to the Consolidated Financial Statements.

Share-based compensation

Effective March 1, 2006, we adopted the fair value recognition provisions of FASB ASC Section 718 Compensation-Stock Compensation (formerly referenced as Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment) (“ASC 718”), using the modified-prospective transition method. Under the modified-prospective method, compensation costs include (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, March 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (“SFAS 123”) and (b) compensation costs for all share-based awards granted or modified on or subsequent to March 1, 2006, based on the grant date fair value estimated in accordance with the provisions of ASC 718.

In applying ASC 718, we are required to make estimates and assumptions with regards to the number of share-based awards that we expect will ultimately vest and the amount of tax benefits we expect will ultimately be realized, among other things. The amount of share-based awards that actually vest and the amount of tax benefits from share-based awards actually realized may differ significantly from our estimates. For further discussion, see NOTE 2 to the Consolidated Financial Statements.

Deferred taxes and uncertain tax positions

We account for income taxes using the liability method in which deferred tax assets or liabilities are recognized for the temporary differences between financial reporting and tax bases of our assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse.

We continue to assess the realizability of our deferred tax assets, which primarily consist of share-based compensation expense deductions, deferred revenue and tax credit carryforwards. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As of November 30, 2009, the net deferred tax asset balance was $80.4 million, of which $13.5 million was offset by a valuation allowance. We continue to maintain a valuation allowance against our deferred tax assets with respect to certain foreign NOLs and tax carryforwards that are subject to limitations under Section 382 of the Internal Revenue Code.

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

RESULTS OF OPERATIONS

Three months ended November 30, 2009 and November 30, 2008

The following table is a summary of our results of operations for the three months ended November 30, 2009 and November 30, 2008 (in thousands):

	Three Months Ended (Unaudited)
	November 30, 2009	November 30, 2008	$ Change	% Change
Revenue:
Subscriptions	$164,432	$135,451	$28,981	21.4%
Training and services	29,914	29,881	33	0.1

Total subscription and training and services revenue	194,346	165,332	29,014	17.5

Cost of subscription and training and services revenue:
Cost of subscriptions	11,010	8,771	2,239	25.5
As a % of subscription revenue	6.7%	6.5%
Cost of training and services	18,588	17,765	823	4.6
As a % of training and services revenue	62.1%	59.5%

Total cost of subscription and training and services revenue	29,598	26,536	3,062	11.5
As a % of total revenue	15.2%	16.1%

Total gross profit	164,748	138,796	25,952	18.7

Operating expense:
Sales and marketing	71,498	58,514	12,984	22.2
Research and development	38,605	34,544	4,061	11.8
General and administrative	26,102	24,768	1,334	5.4
Litigation settlement	8,750	—	8,750	—

Total operating expense	144,955	117,826	27,129	23.0

Income from operations	19,793	20,970	(1,177)	(5.6)
Interest income	2,206	9,294	(7,088)	(76.3)
Interest expense	(42)	(1,249)	1,207	96.6
Other income, net	3,295	4,501	(1,206)	(26.8)

Income before provision for income taxes	25,252	33,516	(8,264)	(24.7)
Provision for income taxes	8,838	9,211	(373)	(4.0)

Net income	$16,414	$24,305	$(7,891)	(32.5)%

Gross profit margin-subscriptions	93.3%	93.5%
Gross profit margin-training and services	37.9%	40.5%
Gross profit margin	84.8%	83.9%
As a % of total revenue:
Subscription revenue	84.6%	81.9%
Training and services revenue	15.4%	18.1%
Sales and marketing expense	36.8%	35.4%
Research and development expense	19.9%	20.9%
General and administrative expense	13.4%	15.0%
Litigation settlement	4.5%	—
Total operating expenses	74.6%	71.3%
Income from operations	10.2%	12.7%
Income before provision for income taxes	13.0%	20.3%
Net income	8.4%	14.7%
Effective income tax rate for the three months ended	35.0%	27.5%

Revenue

Subscription revenue

Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat enterprise technologies, increased by 21.4% or $29.0 million to $164.4 million for the three months ended November 30, 2009 from $135.4 million for the three months ended November 30, 2008. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion, and continuing innovation, which attracts new customers and helps to drive renewals from existing customers.

Training and services revenue

Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees for services received from customers for consulting regarding our offerings, deployment of Red Hat enterprise technologies and for delivery of added functionality to Red Hat enterprise technologies for our major customers and OEM partners. Total training and services revenue was unchanged at $29.9 million for the three months ended November 30, 2009 as compared to the three months ended November 30, 2008. Training revenue decreased 7.9% or $1.0 million as some enterprises reduced overall spending on discretionary items such as training and related travel in response to the challenging overall economic environment. Offsetting the decrease in training revenue, our services revenue increased by 5.7% or $1.0 million. Combined training and services revenue decreased as a percentage of total revenue to 15.4% for the three months ended November 30, 2009 from 18.1% for the three months ended November 30, 2008.

Cost of revenue

Cost of subscription revenue

The cost of subscription revenue primarily consists of expenses we incur to support, distribute, manufacture and package Red Hat enterprise technologies. These costs include labor related cost to provide technical support and maintenance, as well as cost for fulfillment, physical media, literature, packaging and shipping. Cost of subscription revenue increased by 25.5% or $2.2 million to $11.0 million for the three months ended November 30, 2009 from $8.8 million for the three months ended November 30, 2008. The increase is primarily the result of continued additions to our technical support staff to meet the demands of our growing subscriber base for support and maintenance. Gross profit margin on subscriptions decreased slightly to 93.3% for the three months ended November 30, 2009 from 93.5% for the three months ended November 30, 2008.

Cost of training and services revenue

Cost of training and services revenue is mainly comprised of personnel and third-party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to various customers. Cost of training and services revenue increased by 4.6% or $0.8 million to $18.6 million for the three months ended November 30, 2009 from $17.8 million for the three months ended November 30, 2008. The cost to deliver training increased 1.5% or $0.1 million to $7.2 million for the three months ended November 30, 2009 compared to $7.1 million for the three months ended November 30, 2008. The increase in training costs relate primarily to increased internal training facilities costs which are relatively fixed in comparison to training revenues. Costs to deliver our services revenue increased by 6.7% or $0.7 million primarily as a result of increased travel and facilities costs. As a result of the reduction in training revenue, without a corresponding reduction in training costs, due to the fixed nature of our internal training facilities costs, total costs to deliver training and services as a percentage of training and services revenue increased to 62.1% for the three months ended November 30, 2009 from 59.5% for the three months ended November 30, 2008.

Gross profit

Primarily as a result of changes in mix with a greater proportion of total revenue generated by subscription revenue, gross profit margin increased to 84.8% for the three months ended November 30, 2009 from 83.9% for the three months ended November 30, 2008. Training and services revenue decreased as a percentage of total revenue to 15.4% for the three months ended November 30, 2009 from 18.1% for the three months ended November 30, 2008.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 22.2% or $13.0 million to $71.5 million for the three months ended November 30, 2009 from $58.5 million for the three months ended November 30, 2008. This increase was partially due to an $8.7 million increase in selling costs, primarily related to increased employee compensation, attributable to the expansion of our sales force as compared to the prior year. The remaining increase relates to marketing costs, which grew $4.3 million or 36.8% for the three months ended November 30, 2009 as compared to the three months ended November 30, 2008. The increase in marketing costs are due to significant investments made to expand our distribution channel and promote our new technologies, including virtualization. Sales and marketing expense as a percentage of revenue increased to 36.8% for the three months ended November 30, 2009 from 35.4% for the three months ended November 30, 2008.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased by 11.8% or $4.1 million to $38.6 million for the three months ended November 30, 2009 from $34.5 million for the three months ended November 30, 2008. The increase in research and development costs primarily resulted from both the expansion of our engineering group through direct hires and the acquisition of businesses and technologies. Employee compensation increased by $3.3 million. The remaining increase in research and development costs relates to process and technology infrastructure enhancements, which increased $0.8 million. Research and development expense was 19.9% and 20.9% of total revenue for the three months ended November 30, 2009 and November 30, 2008, respectively. Investing in research and development has been a priority for Red Hat, and we anticipate continued spending as we expand our capabilities in middleware, virtualization, cloud computing and other technologies.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including information systems, finance, accounting, legal, human resources and facilities expense. General and administrative expense increased by 5.4% or $1.3 million to $26.1 million for the three months ended November 30, 2009 from $24.8 million for the three months ended November 30, 2008. The net increase relates to process and technology infrastructure enhancements, including incremental depreciation and amortization charges which increased $0.7 million and other employee benefit costs which increased $0.6 million. General and administrative expense decreased as a percentage of revenue to 13.4% for the three months ended November 30, 2009 from 15.0% for the three months ended November 30, 2008 as we continued to leverage our corporate functions.

Litigation settlement

On December 15, 2009 we announced that we had reached an agreement in principle to settle the class action lawsuit, pending in the United States District Court for the Eastern District of North Carolina, brought on behalf of a class of shareholders in connection with the restatement of our financial results announced in July 2004. The $8.8 million expense we recorded for the three months ended November 30, 2009 represents our portion of the settlement.

Interest income

Interest income consists of interest income earned on cash deposits in money market accounts and investments in short and long-term fixed income instruments. Interest income decreased by 76.3% or $7.1 million to $2.2 million for the three months ended November 30, 2009 from $9.3 million for the three months ended November 30, 2008. The decrease in interest income for the three months ended November 30, 2009 is attributable to (i) lower yields on our investments due to an overall lower interest rate environment and (ii) lower cash balances, which were reduced by outlays for acquisitions and the repurchase and redemption of our convertible debentures and repurchase of our common stock.

Interest expense

Prior year’s interest expense primarily consists of interest and the related amortization of deferred debt issuance costs associated with the convertible debentures and totaled $1.2 million for the three months ended November 30, 2008. During the second half of fiscal 2009 we repurchased or redeemed all of our outstanding convertible debentures. Accordingly, there was no interest expense or related amortization of debt issuance costs associated with the convertible debentures for the three months ended November 30, 2009.

Other income, net

Other income, net consists of net gains and losses realized on the sale of investments, gains realized on the repurchase of our convertible debentures and foreign currency transaction and revaluation gains and losses. Other income, net decreased by 26.8% or $1.2 million to $3.3 million for the three months ended November 30, 2009 from $4.5 million for the three months ended November 30, 2008. The decrease is due to foreign currency transactions. For the three months ended November 30, 2009 we recognized net losses from foreign currency transactions of $0.5 million as compared to the three months ended November 30, 2008 in which we recognized a $0.6 million net gain from foreign currency transactions.

Income taxes

During the three months ended November 30, 2009, we recorded $8.8 million of income tax expense, which is based on our estimated annual effective tax rate of 35%. The estimated annual effective tax rate, which equals the U.S. federal statutory rate of 35%, includes state income taxes that are offset by foreign income taxed at different rates.

During the three months ended November 30, 2008, we recorded $9.2 million of income tax expense, which resulted in an effective tax rate of 27% for the three months ended November 30, 2008. The lower effective rate resulted from a change in our then estimated annual effective tax from 39% as of August 31, 2008 to 35% as of November 30, 2008. Our then estimated annual effective tax rate of 35%, which equaled the U.S. federal statutory rate of 35%, included state income taxes which were offset by foreign income taxed at different rates.

Nine months ended November 30, 2009 and November 30, 2008

The following table is a summary of our results of operations for the nine months ended November 30, 2009 and November 30, 2008 (in thousands):

	Nine Months Ended (Unaudited)
	November 30, 2009	November 30, 2008	$ Change	% Change
Revenue:
Subscriptions	$469,496	$401,854	$67,642	16.8%
Training and services	82,872	84,497	(1,625)	(1.9)

Total subscription and training and services revenue	552,368	486,351	66,017	13.6

Cost of subscription and training and services revenue:
Cost of subscriptions	32,033	27,448	4,585	16.7
As a % of subscription revenue	6.8%	6.8%
Cost of training and services	52,474	53,025	(551)	(1.0)
As a % of training and services revenue	63.3%	62.8%

Total cost of subscription and training and services revenue	84,507	80,473	4,034	5.0
As a % of total revenue	15.3%	16.5%

Total gross profit	467,861	405,878	61,983	15.3

Operating expense:
Sales and marketing	202,242	177,350	24,892	14.0
Research and development	110,068	95,184	14,884	15.6
General and administrative	74,411	71,060	3,351	4.7
Litigation settlement	8,750	—	8,750	—

Total operating expense	395,471	343,594	51,877	15.1

Income from operations	72,390	62,284	10,106	16.2
Interest income	8,161	30,568	(22,407)	(73.3)
Interest expense	(138)	(4,365)	4,227	96.8
Other income, net	6,580	8,025	(1,445)	(18.0)

Income before provision for income taxes	86,993	96,512	(9,519)	(9.9)
Provision for income taxes	23,128	33,779	(10,651)	(31.5)

Net income	$63,865	$62,733	$1,132	1.8%

Gross profit margin-subscriptions	93.2%	93.2%
Gross profit margin-training and services	36.7%	37.2%
Gross profit margin	84.7%	83.5%
As a % of total revenue:
Subscription revenue	85.0%	82.6%
Training and services revenue	15.0%	17.4%
Sales and marketing expense	36.6%	36.5%
Research and development expense	19.9%	19.6%
General and administrative expense	13.5%	14.6%
Litigation settlement	1.6%	—
Total operating expenses	71.6%	70.6%
Income from operations	13.1%	12.8%
Income before provision for income taxes	15.7%	19.8%
Net income	11.6%	12.9%
Estimated annual effective income tax rate (1)	35.0%	35.0%

(1)	Estimated annual effective tax rate is based on estimated annual ordinary income and excludes discrete benefits from research tax credits of $7.3 million we recognized during the nine months ended November 30, 2009. See NOTE 5 to the Consolidated Financial Statements for further discussion.

Revenue

Subscription revenue

Subscription revenue increased by 16.8% or $67.6 million to $469.5 million for the nine months ended November 30, 2009 from $401.9 million for the nine months ended November 30, 2008. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion, and continuing innovation, which attracts new customers and helps to drive renewals from existing customers.

Training and services revenue

Total training and services revenue decreased by 1.9% or $1.6 million to $82.9 million for the nine months ended November 30, 2009 from $84.5 million for the nine months ended November 30, 2008. Training revenue decreased 11.6% or $4.1 million as some enterprises reduced overall spending on discretionary items such as training and related travel in response to the challenging overall economic environment. Partially offsetting the reduction in training revenue, our services revenue increased by 5.1% or $2.5 million. Combined training and services revenue decreased as a percentage of total revenue to 15.0% for the nine months ended November 30, 2009 from 17.4% for the nine months ended November 30, 2008.

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue increased by 16.7% or $4.6 million to $32.0 million for the nine months ended November 30, 2009 from $27.4 million for the nine months ended November 30, 2008. The increase is primarily the result of continued additions to our technical support staff to meet the demands of our growing subscriber base for support and maintenance. As the number of open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will continue to occur at a rate slower than that of subscription revenue growth due to economies of scale. Gross profit margin on subscriptions was 93.2% for each of the nine months ended November 30, 2009 and November 30, 2008.

Cost of training and services revenue

Cost of training and services revenue decreased by 1.0% or $0.6 million to $52.5 million for the nine months ended November 30, 2009 from $53.0 million for the nine months ended November 30, 2008. The cost to deliver training decreased 8.5% or $1.8 million to $20.0 million for the nine months ended November 30, 2009 compared to $21.8 million for the nine months ended November 30, 2008. The overall decrease in training costs is driven by a decrease in external training costs such as rental expense for offsite training rooms and outsourced instructors in response to an overall reduced demand for our training services during the first half of fiscal 2010. Costs to deliver our services revenue increased by 4.1% or $1.3 million primarily as a result of increased travel and internal facilities costs. Because a significant portion of our costs to deliver both training and professional services are fixed in nature, as compared to our training and services revenue, overall costs to deliver training and services as a percentage of training and services revenue increased to 63.3% for the nine months ended November 30, 2009 from 62.8% for the nine months ended November 30, 2008.

Gross profit

Primarily as a result of changes in mix with a greater proportion of total revenue generated by subscription revenue, gross profit margin increased to 84.7% for the nine months ended November 30, 2009 from 83.5% for the year nine months ended November 30, 2008. Training and services revenue decreased as a percentage of total revenue to 15.0% for the nine months ended November 30, 2009 from 17.4% for the nine months ended November 30, 2008.

Operating expenses

Sales and marketing

Sales and marketing expense increased by 14.0% or $24.9 million to $202.2 million for the nine months ended November 30, 2009 from $177.4 million for the nine months ended November 30, 2008. This increase was partially due to a $16.6 million increase in selling costs, primarily related to increased employee compensation, attributable to the expansion of our sales force from the prior year. The remaining increase relates to marketing costs, which grew $8.3 million or 24.1% for the nine months ended November 30, 2009 as compared to the nine months ended November 30, 2008. The increase in marketing costs includes $5.0 million related to increased advertising and tradeshow expenditures. Sales and marketing expense as a percentage of revenue increased to 36.6% for the nine months ended November 30, 2009 from 36.5% for the nine months ended November 30, 2008.

Research and development

Research and development expense increased by 15.6% or $14.9 million to $110.1 million for the nine months ended November 30, 2009 from $95.2 million for the nine months ended November 30, 2008. The increase in research and development costs primarily resulted from both the expansion of our engineering group through direct hires and the acquisition of businesses and technologies. Employee compensation increased by $10.1 million. The remaining increase in research and development costs relates primarily to process and technology infrastructure enhancements, which increased $4.0 million. Research and development expense was 19.9% and 19.6% of total revenue for the nine months ended November 30, 2009 and November 30, 2008, respectively. Incremental costs described above related to Qumranet totaled $7.4 million for the nine months ended November 30, 2009.

General and administrative

General and administrative expense increased by 4.7% or $3.4 million to $74.4 million for the nine months ended November 30, 2009 from $71.1 million for the nine months ended November 30, 2008. Increased headcount across all functions to help the business scale increased employee compensation costs by $1.6 million for the nine months ended November 30, 2009 as compared to the nine months ended November 30, 2008. The remaining net increase in general and administrative expenses of $1.8 million for the nine months ended November 30, 2009 as compared to the nine months ended November 30, 2008 relate to process and technology infrastructure enhancements, including incremental depreciation and amortization charges. General and administrative expense decreased as a percentage of revenue to 13.5% for the nine months ended November 30, 2009 from 14.6% for the nine months ended November 30, 2008 as we continued to leverage our corporate functions.

Litigation settlement

On December 15, 2009 we announced that we had reached an agreement in principle to settle the class action lawsuit, pending in the United States District Court for the Eastern District of North Carolina, brought on behalf of a class of shareholders in connection with the restatement of our financial results announced in July 2004. The $8.8 million expense we recorded for the nine months ended November 30, 2009 represents our portion of the settlement.

Interest income

Interest income decreased by 73.3% or $22.4 million to $8.2 million for the nine months ended November 30, 2009 from $30.6 million for the nine months ended November 30, 2008. The decrease in interest income for the nine months ended November 30, 2009 is attributable to (i) lower yields on our investments due to an overall lower interest rate environment and (ii) lower cash balances, which were reduced by outlays for acquisitions and the repurchase and redemption of our convertible debentures and repurchase of our common stock.

Interest expense

Prior year’s interest expense primarily consists of interest and the related amortization of deferred debt issuance costs associated with the convertible debentures and totaled $4.1 million for the nine months ended November 30, 2008. During the second half of fiscal 2009 we repurchased or redeemed all of our outstanding convertible debentures. Accordingly, there was no interest expense or related amortization of debt issuance costs associated with the convertible debentures for the nine months ended November 30, 2009.

Other income, net

Other income, net decreased by 18.0% or $1.4 million to $6.6 million for the nine months ended November 30, 2009 from $8.0 million for the nine months ended November 30, 2008. The decrease is primarily due to a reduction of realized gains from the repurchase or redemption of our convertible debentures which totaled $4.1 million for the nine months ended November 30, 2008. Partially offsetting the prior year’s gain from the repurchase or redemption of our convertible debentures was a $3.3 million increase in gains realized from the sale of our investments in available-for-sale equity securities for the nine months ended November 30, 2009. The remaining decrease in other income, net is due to changes in exchange rates related to foreign currency transactions.

Income taxes

During the nine months ended November 30, 2009 and November 30, 2008, we recorded $23.1 million and $33.8 million, respectively of income tax expense. Tax expense for the nine months ended November 30, 2009 includes a discrete tax benefit from research tax credits, net of a corresponding reduction of NOLs, which resulted in a net reduction of income tax expense of $7.3 million. Excluding the impact of the discrete tax benefit, our estimated annual effective tax rate was 35% as of November 30, 2009. The estimated annual effective tax rate as of November 30, 2009, which equals the U.S. federal statutory rate of 35%, includes state income taxes which are offset by foreign income taxed at different rates.

Our estimated annual effective tax rate as of November 30, 2008 was 35%, which also equaled the U.S. federal statutory rate of 35%, and included state income taxes which were offset by foreign income taxed at different rates.

LIQUIDITY AND CAPITAL RESOURCES

We have historically derived a significant portion of our liquidity and operating capital from cash flows from operations as well as the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and follow-on public offerings, the issuance of convertible debentures and borrowings under working capital lines of credit. At November 30, 2009, we had total cash and investments of $959.1 million, which was comprised of $389.7 million in cash and cash equivalents, $339.5 million of short-term, available-for-sale fixed-income investments, $8.7 million of available-for-sale equity securities and $221.2 million of long-term, available-for-sale fixed-income investments. This compares to total cash and investments of $846.1 million at February 28, 2009.

We believe that we currently have sufficient liquidity with $389.7 million in cash and cash equivalents on hand, and we presently do not intend to liquidate our short and long-term investments in debt securities prior to their scheduled maturity dates. However, in the event that we did liquidate these investments prior to their scheduled maturities and there were adverse changes in market interest rates or the overall economic environment, we could be required to recognize a realized loss on those investments when we liquidate. At November 30, 2009, we have accumulated unrealized gains of $3.1 million on our investments in debt securities compared to an accumulated unrealized gain of $0.3 million at February 28, 2009. At November 30, 2009 and February 28, 2009, accumulated unrealized gains related to short-term equity securities available for sale totaled $8.1 million and $4.7 million, respectively.

Nine months ended November 30, 2009

Cash flows—overview

At November 30, 2009, cash and cash equivalents totaled $389.7 million, a decrease of $125.8 million as compared to February 28, 2009. The decrease in cash and cash equivalents for the nine months ended November 30, 2009 is a result of net cash used for investing and financing activities. During the nine months ended November 30, 2009, we repurchased 6,950,478 shares of our common stock at an average price of $21.04 per share totaling $146.2 million, including transactions costs. Purchases of available-for-sale debt securities, net of proceeds from sales and maturities, totaled $235.1 million for the nine months ended November 30, 2009. These investing and financing uses of cash were partially offset by cash generated from operating activities and equity transactions related to employee share-based compensation awards, which totaled $177.4 million and $81.8 million, respectively for the nine months ended November 30, 2009. Net cash generated by operating activities and used for investing and financing activities is further described below.

Cash flows from operations

Cash provided by operations of $177.4 million during the nine months ended November 30, 2009 includes net income of $63.9 million, adjustments to exclude the impact of non-cash revenues and expenses, which totaled a $47.4 million net source of cash, and changes in working capital, which totaled a $66.1 million net source of cash. Cash provided by changes in operating assets and liabilities for the nine months ended November 30, 2009 was primarily the result of an increase in our deferred revenue which generated operating cash flow of $36.0 million. The increase in deferred revenue is due to growth in billings as we generally bill our customers in advance of subscription periods. This increase in deferred revenue of $36.0 million excludes the impact of foreign currency translation which increased our total consolidated deferred revenue by $39.7 million for the nine months ended November 30, 2009.

Cash flows from investing

Cash used in investing activities of $252.3 million for the nine months ended November 30, 2009 includes net purchases of investments in available-for-sale debt securities of $235.0 million. Investments in property and equipment, primarily related to process and information technology infrastructure enhancements, totaled $21.3 million for the nine months ended November 30, 2009. Investments in patents and externally developed technology totaled $2.9 million for the nine months ended November 30, 2009. Partially offsetting these investments were proceeds from the sale of available-for-sale equity securities which totaled $8.4 million for the nine months ended November 30, 2009.

Cash flows from financing

Cash used in financing activities of $65.3 million for the nine months ended November 30, 2009 includes $146.2 million used to repurchase 6,950,478 shares of our common stock at an average price of $21.04 per share, including transaction costs. Payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to restricted share awards vesting during the nine months ended November 30, 2009 totaled $9.1 million. Partially offsetting financing activities using cash were excess tax benefits related to share-based employee compensation which totaled $27.3 million and proceeds from employees’ exercise of common stock options which totaled $63.6 million. Payments on other borrowings totaled $0.9 million for the nine months ended November 30, 2009.

Investments in debt and equity securities

Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. At November 30, 2009 and February 28, 2009, the vast majority of our investments were priced by pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the securities’ market value, including broker quotes or model valuations. Independent price verifications of all of our holdings are performed by the pricing vendors, which we review. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

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

Given our historically strong operating cash flow and the $959.1 million of cash and investments held at November 30, 2009, we do not presently anticipate the need to raise cash to fund our operations, either through the sale of additional equity or through the issuance of debt, in the foreseeable future. However, we may take advantage of favorable capital market situations that may arise from time to time to raise additional capital.

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

Off-balance sheet arrangements

As of November 30, 2009 and February 28, 2009, we have no off-balance sheet financing arrangements and do not utilize any “structured debt”, “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued authoritative guidance regarding subsequent events. The authoritative guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The authoritative guidance requires disclosure of the date through which subsequent events have been evaluated and whether that date represents the date the financial statements were issued or were available to be issued. The authoritative guidance is effective for interim and annual periods ending after June 15, 2009. We have evaluated subsequent events through January 11, 2010, the date of issuance of the accompanying consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“the Codification”). The Codification, which was launched on July 1, 2009, became the single source of authoritative non-governmental U.S. generally accepted accounting principles (“GAAP”), superseding various existing authoritative accounting pronouncements. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the Codification for our reporting period ending on November 30, 2009. The adoption of the Codification had no significant impact on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value, (“Update 2009-05”). Update 2009-05 clarifies that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. On November 1, 2009 we adopted Update 2009-05. There was no significant impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency exchange rate fluctuations and changes in the market value of our investments.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of fixed-income securities, including both government and corporate obligations and money market funds. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or perceived credit risk related to the securities’ issuers. A hypothetical one percentage point change in interest rates would result in a $3.4 million change in interest income on an annual basis.

Investment Risk

The fair market value of our investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $7.7 million decrease in the fair value of our available-for-sale investment securities as of November 30, 2009.

Credit Risk

The fair market values of our investment portfolio and cash balances are exposed to counterparty credit risk. Accordingly, while we periodically review our portfolio for risk mitigation, the principal values of our cash balances, money market accounts and investments in available-for-sale securities could suffer a loss of value.

Derivative Instruments

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We sometimes enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. All derivative instruments are recorded on the Consolidated Balance Sheets at their respective fair market values in accordance with FASB ASC Section 815 (formerly referenced as Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities). The Company has elected not to prepare and maintain the documentation required to qualify as an accounting hedge and, therefore, changes in fair value are recorded in the Consolidated Statements of Operations.

The aggregate notional amount of outstanding forward contracts at November 30, 2009 was $4.0 million. The fair value of these outstanding contracts at November 30, 2009 was gross, a less than $0.1 million asset and a less than $0.1 million liability, and is recorded in prepaid expenses and other current assets and accrued expenses, respectively on the Consolidated Balance Sheets. The forward contracts generally expire within two months of the period ended November 30, 2009. The forward contracts will settle in Swiss francs, Swedish krona, Czech koruna, Canadian dollars and Norwegian kroner.

The aggregate notional amount of outstanding forward contracts at February 28, 2009 was $3.8 million. The fair value of these outstanding contracts at February 28, 2009 was gross, a $0.1 million liability and a less than $0.1 million asset, and is recorded in accrued expenses on the Consolidated Balance Sheets.

Foreign Currency Risk

Approximately 43.2% of our revenue for the three months ended November 30, 2009 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Impact on results of operations for the three months ended November 30, 2009:

Using the average foreign currency exchange rates from the third quarter of our fiscal year ended February 28, 2009, our revenue and operating expenses from non-U.S. operations for the three months ended November 30, 2009, would have been lower than we reported using the exchange rates for the three months ending November 30, 2009 by approximately $6.9 million and $4.6 million, respectively, which would have resulted in income from operations being $2.3 million lower.

Impact on results of operations for the nine months ended November 30, 2009:

Using the average foreign currency exchange rates from the first three quarters of our fiscal year ended February 28, 2009, our revenue and operating expenses from non-U.S. operations for the nine months ended November 30, 2009, would have been higher than we reported using the exchange rates for the nine months ending November 30, 2009 by approximately $1.8 million and $3.6 million, respectively, which would have resulted in income from operations being $1.8 million lower.

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

Commencing on or about March 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. Approximately 310 other IPO issuers were named as defendants in similar class action complaints (together, the “IPO Allocation Actions”). On August 8, 2001, Chief Judge Michael Mukasey of the U.S. District Court for the Southern District of New York issued an order that transferred all of the IPO Allocation Actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings (Case No. 21 MC 92). The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages, attorneys’ and expert fees and other unspecified costs. In October of 2002, the individual director and officer defendants of the Company were dismissed from the case without prejudice. In October of 2004, the District Court certified a class in six of the 310 actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Company’s action is not one of the focus cases. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification with respect to the focus cases and remanded the matter for further consideration. In September 2007, discovery moved forward in the focus cases and plaintiff filed and amended complaints against the focus case issuer and underwriter defendants. Defendants in the focus cases filed motions to dismiss the second amended complaints in November 2007 and filed their oppositions to plaintiffs’ motion for class certification in December 2007. The motions to dismiss in the focus cases were granted in part and denied in part, and the issue of class certification is currently pending before the Court. On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a settlement agreement to resolve the lawsuit, to which the Company has consented and for which payments called for by the settlement agreement are to be paid by the defendant insurers. The trial court heard arguments on September 10, 2009 on the fairness of the settlement. In an opinion and order filed October 5, 2009, the trial court granted plaintiffs' motion for approval of the settlement and directed the clerk of court to close the action. Notices of appeal in the matter have been filed.

In the summer of 2004, 14 class action lawsuits were filed against the Company and several of its former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of North Carolina. In each of the actions, plaintiffs sought to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arose in connection with the Company announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs asserted that certain former officers (the “Individual Defendants”) and the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), and Rule 10b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs sought unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in the Company’s common stock, disgorgement by the Company’s former chief executive officer and former chief financial officer of certain compensation and profits from trading in the Company’s common stock pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 and other relief. As of September 8, 2004, all of these class action lawsuits were consolidated into a single action referenced as Civil Action No. 5:04-CV-473BR and titled In re Red Hat, Inc. Securities Litigation. On May 6, 2005, the plaintiffs filed an amended consolidated class action complaint. On July 29, 2005, the Company, on behalf of itself and the Individual Defendants, filed a motion to dismiss the action for failure to state a claim upon which relief may be granted. Also on that date, PricewaterhouseCoopers LLP (“PwC”), another defendant, filed a separate motion to dismiss. On May 12, 2006, the Court issued an order granting the motion to dismiss the Securities Exchange Act claims against several of the Individual Defendants, but denying the motion to dismiss the Securities Exchange Act claims against the Company, its former chief executive officer and former chief financial officer. The Court dismissed the claims under the Sarbanes-Oxley Act in their entirety, and also granted PwC’s motion to dismiss. On November 6, 2006, the plaintiffs filed a motion for class certification. Subsequent to the filing of that motion, several plaintiffs withdrew as potential class representatives, and the Company opposed the certification of the remaining proposed class representatives. On May 11, 2007, the Court entered an order denying class certification and denying all other pending motions as moot. Thereafter, on July 13, 2007 Charles Gilbert filed a renewed motion for appointment as lead plaintiff and approval of selection of lead counsel. On November 13, 2007, the Court entered an Order allowing Gilbert’s motion, appointing him lead plaintiff and adding him as a party plaintiff and appointing lead counsel. On January 14, 2008, Gilbert’s counsel filed a motion to certify the action as a class action. On August 28, 2009, the Court entered an Order certifying the action as a class action, appointing Gilbert as the class representative, and defining the class as “all purchasers of the common stock of Red Hat, Inc. between December 17, 2002, and July 12, 2004, inclusive and who were damaged thereby,” excluding Company insiders. On December 15, 2009, the Company announced that it had reached an agreement in principle to settle this matter, subject, among other matters, to completion of a final written settlement agreement and court approval. The Company recorded, for its quarter ended November 30, 2009, an estimated liability in the amount of $8.8 million for its portion of the proposed settlement. Should the efforts to settle this matter not be successful, the Company intends to vigorously defend itself in this matter. There can be no assurance, however, that the Company would be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved.

On October 9, 2007, IP Innovation, LLC and Technology Licensing Corporation filed a complaint in the Eastern District of Texas (Civil Action No. 2-07CV-447) against Red Hat, Inc. and Novell, Inc., alleging direct and indirect infringement of U.S. Patent Nos. 5,072,412, 5,394,521 and 5,533,183 with regard to aspects of the Company’s Linux-based products. The Company answered the complaint on February 1, 2008, including counterclaims against plaintiffs for declaratory judgment of invalidity, unenforceability and noninfringement of the patents-in-suit, and the plaintiffs filed a reply to those counterclaims on February 11, 2008. The court issued a memorandum opinion and order denying defendants’ motion for partial summary judgment for invalidity due to indefiniteness and construing disputed claim terms on August 10, 2009. Discovery in the case has closed, and trial has been scheduled for April 12, 2010. Based on information available to date, the Company believes it has meritorious defenses to this matter and does not anticipate that the lawsuit will have a material adverse effect on its business, financial position and results of operations. There can be no assurance, however, that the Company will be successful in its defense. The Company estimates that an adverse resolution of the lawsuit could result in damages ranging from approximately $0.1 million to $11.0 million.

On March 3, 2009, Software Tree LLC filed a complaint in the Eastern District of Texas (Civil Action No. 6:09-cv-00097-LED) against Red Hat, Inc., Hewlett-Packard Co., Genuitec, L.L.C., and Dell, Inc. alleging direct and indirect infringement of U.S. Patent No. 6,163,776 with regard to aspects of the Company’s JBoss Hibernate product, among other products of the Defendants. The complaint seeks, among other relief, compensatory damages, enhanced damages and injunctive relief. The Company answered the complaint on April 7, 2009 and denied the allegations of direct and indirect infringement, asserted affirmative defenses and filed a counterclaim seeking a declaration that the patent was invalid, unenforceable and not infringed. Discovery in the case is proceeding, and trial has been scheduled for September 13, 2010. Based on the Company’s efforts to date, it believes it has meritorious defenses to this matter, and intends to vigorously defend itself. There can be no assurance, however, that the Company will be successful in its defense, and an adverse resolution of the lawsuit could have a material adverse effect on its business, financial position and results of operation, including its ability to continue to commercialize the technologies implicated in the litigation.

On December 9, 2009, the Company filed a complaint in the Eastern District of Texas (Civil Action No. 6:09-cv-00549) against Bedrock Computer Technologies LLC (“Bedrock”) seeking a declaratory judgment that United States Patent No. 5,893,120 (“'120 Patent”) is invalid, unenforceable and not infringed. The complaint states that Bedrock brought an action in which it wrongly accused some customers of the Company of infringing the '120 Patent based on their use of computer equipment configured with or utilizing software based on various versions of the Linux operating system. The complaint seeks a declaration that anyone's use, sale, or offer for sale of the Linux kernel distributed by the Company has not and does not in any manner infringe any claim of the patent or otherwise infringe or violate any rights of Bedrock and that the '120 Patent is invalid and unenforceable. Bedrock is entitled to answer or otherwise respond to the complaint.

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

Following our announcement in July 2004 of our intention to restate certain historical financial statements, 14 class action lawsuits were commenced against us and certain of our current and former directors and officers, by or on behalf of persons claiming to be our stockholders and persons claiming to have purchased or otherwise acquired our securities at specified dates beginning as early as June 19, 2001 and continuing through July 13, 2004. The 14 class action lawsuits have since been consolidated into a single lawsuit. Additional lawsuits or legal proceedings may be commenced against us. If we do not prevail in these matters, we could be required to pay substantial damages or settlement costs, which could have a material adverse affect on our financial condition or results of operations. See “Legal Proceedings” for additional information on this and other certain matters that may affect our performance or stock price.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below sets forth information regarding the Company’s purchases of its Common Stock during its third fiscal quarter ended November 30, 2009:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
September 1, 2009—September 30, 2009	153	$24.98	—	$152.1 million
October 1, 2009—October 31, 2009	2,141,406	$27.65	1,900,000	$99.8 million
November 1, 2009—November 30, 2009	203	$28.61	—	$99.8 million

Total	2,141,762	$27.65	1,900,000	$99.8 million

(1)	During the three months ended November 30, 2009, the Company withheld an aggregate of 241,762 shares of common stock from employees to satisfy minimum tax withholding obligations relating to the vesting of restricted share awards. These shares were not withheld pursuant to the program described in Note 2 below.

(2)	On November 17, 2008, the Company announced that its Board of Directors had amended the repurchase program that was announced in October 2006 to authorize the repurchase of up to an aggregate of $250.0 million of common stock, without regard to amounts previously repurchased. The amended program expires on the earlier of (i) October 31, 2010 or (ii) a determination by the Board of Directors, the Chief Executive Officer or the Chief Financial Officer to discontinue the program. As of November 30, 2009, the amount available under the program for the repurchase of common stock was $99.8 million. See Note 10 to the Consolidated Financial Statements for information regarding shares repurchased under the program subsequent to November 30, 2009.

ITEM 6.	EXHIBITS

(a) List of Exhibits

Exhibit No.		Description of Exhibit

10.1	*+	Red Hat, Inc. Stock Ownership Policy for Directors and Senior Executives, effective as of March 1, 2010 (incorporated by reference to Exhibit 99.1 to the registrant's Current Report filed on Form 8-K with the SEC on November 24, 2009 (File No. 001-33162)).

31.1		Certification of the registrant's Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of the registrant's Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of the registrant's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

*	Indicates a management contract or compensatory plan, contract or arrangement.

+	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

Date: January 11, 2010	By:	/s/ JAMES M. WHITEHURST
James M. Whitehurst President and Chief Executive Officer (Duly Authorized Officer on Behalf of the Registrant)

RED HAT, INC.

Date: January 11, 2010	By:	/s/ CHARLES E. PETERS, JR.
Charles E. Peters, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

RED HAT, INC.

Date: January 11, 2010	By:	/s/ MARK E. COOK
Mark E. Cook Vice President and Controller (Principal Accounting Officer)