Form 10-Q
period 2010-05-31
RED HAT INC
filed 2010-07-09
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

As of July 2, 2010, there were 188,935,864 shares of common stock outstanding.

RED HAT, INC.

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands—except share and per share amounts)

	May 31, 2010 (Unaudited)	February 28, 2010 (1)
ASSETS
Current assets:
Cash and cash equivalents	$478,370	$388,118
Investments in debt and equity securities, short-term	345,428	372,656
Accounts receivable, net of allowances for doubtful accounts of $2,165 and $2,295, respectively	117,426	139,436
Deferred tax assets, net	50,099	57,951
Prepaid expenses	43,187	44,116
Other current assets	941	842

Total current assets	1,035,451	1,003,119
Property and equipment, net of accumulated depreciation and amortization of $122,575 and $116,971, respectively	69,952	71,708
Goodwill	438,143	438,749
Identifiable intangibles, net	104,389	108,213
Investments in debt securities, long-term	143,967	209,411
Other assets, net	39,966	39,672

Total assets	$1,831,868	$1,870,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,028	$16,483
Accrued expenses	65,569	68,334
Deferred revenue	469,141	480,572
Other current obligations	530	878

Total current liabilities	546,268	566,267
Deferred lease credits	4,288	4,184
Long-term deferred revenue	156,473	165,288
Other long-term obligations	23,547	24,081
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 218,377,164 and 215,161,306 shares issued, and 188,074,378 and 187,351,195 shares outstanding at May 31, 2010 and February 28, 2010, respectively	22	22
Additional paid-in capital	1,488,655	1,444,848
Retained earnings	161,843	137,772
Treasury stock at cost, 30,302,786 and 27,810,111 shares at May 31, 2010 and February 28, 2010, respectively	(547,008)	(472,646)
Accumulated other comprehensive (loss) income	(2,220)	1,056

Total stockholders’ equity	1,101,292	1,111,052

Total liabilities and stockholders’ equity	$1,831,868	$1,870,872

(1)	Derived from audited financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands—except per share amounts)

(Unaudited)

	Three Months Ended
	May 31, 2010	May 31, 2009
Revenue:
Subscriptions	$179,076	$148,790
Training and services	30,068	25,598

Total subscription and training and services revenue	209,144	174,388

Cost of subscription and training and services revenue:
Cost of subscriptions	12,664	10,050
Cost of training and services	20,574	16,418

Total cost of subscription and training and services revenue	33,238	26,468

Gross profit	175,906	147,920
Operating expense:
Sales and marketing	74,564	63,977
Research and development	40,658	35,102
General and administrative	26,445	23,785

Total operating expense	141,667	122,864

Income from operations	34,239	25,056
Interest income	1,663	3,430
Other income (expense), net	1,130	(3)

Income before provision for income taxes	37,032	28,483
Provision for income taxes	12,961	9,969

Net income	$24,071	$18,514

Basic net income per common share	$0.13	$0.10

Diluted net income per common share	$0.12	$0.10

Weighted average shares outstanding
Basic	187,926	188,916
Diluted	193,266	194,382

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	May 31, 2010	May 31, 2009
Cash flows from operating activities:
Net income	$24,071	$18,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,722	10,810
Share-based compensation expense	13,174	10,676
Deferred income taxes	8,352	6,428
Excess tax benefits from share-based payment arrangements	(11,007)	(14,200)
Other	(719)	(124)
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable	19,525	26,278
Accounts payable	(5,069)	2,997
Accrued expenses	1,540	(3,029)
Deferred revenue	(1,058)	2,361
Other	113	492

Net cash provided by operating activities	60,644	61,203

Cash flows from investing activities:
Purchase of investment in debt securities available for sale	(110,343)	(157,034)
Proceeds from sales and maturities of investment in debt securities available for sale	198,318	122,449
Proceeds from sales of investment in equity securities available for sale	548	221
Purchase of developed software and other intangible assets	(1,621)	(989)
Purchase of property and equipment	(6,722)	(6,028)

Net cash provided by (used in) investing activities	80,180	(41,381)

Cash flows from financing activities:
Excess tax benefits from share-based payment arrangements	11,007	14,200
Proceeds from exercise of common stock options	37,688	4,400
Payments related to net settlement of employee share-based awards	(7,055)	(1,798)
Purchase of treasury stock	(74,362)	(46,771)
Payments on other borrowings	(877)	(900)

Net cash used in financing activities	(33,599)	(30,869)

Effect of foreign currency exchange rates on cash and cash equivalents	(16,973)	6,115

Net increase (decrease) in cash and cash equivalents	90,252	(4,932)
Cash and cash equivalents at beginning of period	388,118	515,548

Cash and cash equivalents at end of period	$478,370	$510,616

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

NOTE 2—Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three months ended May 31, 2010 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months ended May 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2011. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting. For further information, see the Company’s Consolidated Financial Statements, including notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2010.

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

Subscription Revenue

Subscription revenue is comprised of direct and indirect sales of Red Hat enterprise technologies. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding subscription agreement for the purchase of a subscription, subscription services are made available to the customer and the customer is billed. The deferred revenue amount is recognized as revenue ratably over the life of the subscription. Red Hat enterprise technologies are generally offered with either one or three-year base subscription periods; the majority of the Company’s subscriptions have one-year terms. Under these subscription agreements, renewal rates are generally specified for one or three-year renewal terms. The base subscription generally entitles the end user to the technology itself and post-contract customer support (“PCS”) generally consisting of a specified level of customer support and security errata, bug fixes, functionality enhancements to the technology and upgrades to new versions of the technologies, each on a when-and-if available basis, during the term of the subscription. The Company sells its offerings through two principal channels: (1) direct, which includes sales by the Company’s sales-force as well as web store sales, and (2) indirect, which includes distributors, resellers, systems integrators and OEMs. The Company recognizes revenue from the sale of Red Hat enterprise technologies ratably over the period of the subscription beginning on the commencement date of the subscription agreement.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Deferred Commissions

Deferred commissions are the incremental costs that are directly associated with non-cancelable subscription contracts with customers and consist of sales commissions paid to the Company’s sales force. The commissions are deferred and amortized over a period that approximates the period of the subscription term. The commission payments are paid in full subsequent to the month in which the customer’s service commences. The deferred commission amounts are recoverable through the future revenue streams under the non-cancelable customer contracts. In addition, the Company has the ability and intent under the commission plans with its sales force to recover commissions previously paid to its sales force in the event that customers breach the terms of their subscription agreements and do not fully pay for their subscription agreements. Amortization of deferred commissions is included in sales and marketing expense in the accompanying Consolidated Statements of Operations. Deferred commissions are included in prepaid expenses on the accompanying Consolidated Balance Sheets.

Impairment of Goodwill and Other Long-Lived Assets

The Company tests goodwill for impairment annually and whenever events or circumstances indicate that an impairment may have occurred. Accounting principles generally accepted in the U.S. require goodwill be tested at least annually using a two-step process that begins with identifying potential impairment. Potential impairment is identified if the fair value of the reporting unit to which goodwill applies is less than the recognized or book value of the related reporting entity, including such goodwill. Where the book value of a reporting entity, including related goodwill, is greater than the reporting entity’s fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. During the three months ended May 31, 2010 and May 31, 2009, the Company did not identify any potential impairment related to its goodwill or potential risk related to the underlying reporting unit.

The Company evaluates the recoverability of its property and equipment and other long-lived assets whenever events or changes in circumstances indicate that an impairment may have occurred. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets. During the three months ended May 31, 2010 and May 31, 2009, no significant impairment losses related to the Company’s long-lived assets were identified.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Unrealized gains and temporary losses on investments classified as available for sale are included within accumulated other comprehensive income, net of any related tax effect. Upon realization, such amounts are reclassified from accumulated other comprehensive income to investment income. Realized gains and losses and other than temporary impairments, if any, are reflected in the statements of operations as other income, net. The Company does not recognize changes in the fair value of its investments in income unless a decline in value is considered other-than-temporary. At May 31, 2010 and February 28, 2010, the vast majority of the Company’s investments were priced by pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, the Company assesses other factors to determine the security’s market value, including broker quotes or model valuations. Independent price verifications of all holdings are performed by pricing vendors which are then reviewed by the Company. In the event a price fails a pre-established tolerance check, it is researched so that the Company can assess the cause of the variance to determine what the Company believes is the appropriate fair market value.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at May 31, 2010 (in thousands):

	As of May 31, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$175,279	$175,279	$—	$—
Available-for-sale securities (1):
Treasuries	55,448	55,448	—	—
Certificates of deposit	141,244	—	141,244	—
Commercial paper	62,280	—	62,280	—
Agencies	299,441	—	299,441	—
Municipal bonds	11,764	—	11,764	—
Corporates	149,420	—	149,420	—
Equities (1)	3,684	3,684	—	—
Foreign currency derivatives (2)	73	—	73	—
Liabilities:
Foreign currency derivatives (3)	(141)	—	(141)	—

Total	$898,492	$234,411	$664,081	$—

(1)	Included in either cash and cash equivalents or investments in debt and equity securities in the Company’s Consolidated Balance Sheet at May 31, 2010, in addition to $69.2 million of cash.

(2)	Included in prepaid expenses and other current assets in the Company’s Consolidated Balance Sheet at May 31, 2010.

(3)	Included in accrued expenses in the Company’s Consolidated Balance Sheet at May 31, 2010.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table represents the Company’s investments measured at fair value as of May 31, 2010 (in thousands):

					Balance Sheet Classification
					Cash Equivalent Marketable Securities	Short-term Marketable Securities	Long-term Marketable Securities
	Amortized Cost	Gross Unrealized		Aggregate Fair Value
		Gains	Losses (1)
Money markets	$175,279	$—	$—	$175,279	$175,279	$—	$—
Treasury	55,420	28	—	55,448	46,149	9,299	—
Certificates of deposit	141,242	2	—	141,244	125,562	15,682	—
Commercial paper	62,280	—	—	62,280	37,890	24,390	—
Agencies	299,308	181	(48)	299,441	23,496	166,417	109,528
Municipal bonds	11,763	1	—	11,764	—	11,764	—
Corporates	149,070	653	(303)	149,420	789	114,192	34,439
Equities	246	3,438	—	3,684	—	3,684	—

Total	$894,608	$4,303	$(351)	$898,560	$409,165	$345,428	$143,967

(1)	Accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer totaled less than $0.1 million at May 31, 2010.

The following table represents the Company’s investments measured at fair value as of February 28, 2010 (in thousands):

					Balance Sheet Classification
					Cash Equivalent Marketable Securities	Short-term Marketable Securities	Long-term Marketable Securities
	Amortized Cost	Gross Unrealized		Aggregate Fair Value
		Gains	Losses (1)
Money markets	$216,624	$—	$—	$216,624	$216,624	$—	$—
Treasury	9,253	41	—	9,294	—	9,294	—
Certificates of deposit	133,810	—	—	133,810	108,060	25,750	—
Commercial paper	21,367	—	—	21,367	—	21,367	—
Agencies	348,940	452	(54)	349,338	—	196,524	152,814
Municipal bonds	11,739	15	—	11,754	—	11,754	—
Corporates	159,596	1,399	(80)	160,915	1,038	103,280	56,597
Equities	278	4,409	—	4,687	—	4,687	—

Total	$901,607	$6,316	$(134)	$907,789	$325,722	$372,656	$209,411

(1)	Accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer totaled less than $0.1 million at February 28, 2010.

Internal Use Software

The Company capitalized $0.5 million and $1.4 million in costs related to the development of internal use software for its enterprise resource planning system and systems management applications during the three months ended May 31, 2010 and May 31, 2009, respectively. The Company amortizes the costs of computer software developed for internal use on a straight-line basis over an estimated useful life of five years. The carrying value of internal use software is included in property and equipment on the Company’s Consolidated Balance Sheets.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Capitalized Software Costs

Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. As a result of the Company’s practice of releasing source code that it has developed on a weekly basis for unrestricted download on the Internet, there is generally no passage of time between achievement of technological feasibility and the availability of the Company’s product for general release. Therefore, at May 31, 2010 and February 28, 2010, the Company had no internally developed capitalized software costs for products to be sold to third parties.

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

Share-Based Compensation

The Company measures share-based compensation cost at grant date, based on the estimated fair value of the award and recognizes the cost over the employee requisite service period typically on a straight-line basis, net of estimated forfeitures. The Company estimates the fair value of stock options using the Black-Scholes-Merton valuation model. The fair value of nonvested share awards, nonvested share units and performance share units are measured at their underlying closing share price on the day of grant.

The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements for the three months ended May 31, 2010 and May 31, 2009 (in thousands):

	Three Months Ended May 31, 2010	Three Months Ended May 31, 2009
Cost of revenue	$1,191	$800
Sales and marketing	3,776	3,110
Research and development	3,355	3,274
General and administrative	4,852	3,492

Total share-based compensation	$13,174	$10,676

Share-based compensation expense qualifying for capitalization was insignificant for each of the three months ended May 31, 2010 and May 31, 2009. Accordingly, no share-based compensation expense was capitalized during the three months ended May 31, 2010 and May 31, 2009.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Estimated annual forfeitures—An estimated forfeiture rate of 15% per annum, which approximates the Company’s historical rate, was applied to options and nonvested share units. Awards are adjusted to actual forfeiture rates at vesting. The Company reassesses its estimated forfeiture rate annually or when new information, including actual forfeitures, indicate a change is appropriate.

During the three months ended May 31, 2010, the Company granted the following share-based awards:

	Three Months Ended May 31, 2010
	Shares and Shares Underlying Awards	Weighted Average Per Share Fair Value
Nonvested share units	296,140	$31.10
Performance share units—target (1)	313,336	$29.31
Performance share awards (2)	166,664	$29.31
Deferred share units	652	$30.52

Total awards	776,792	$29.99

(1)	On May 19, 2010, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved a form of award agreement for use with grants of performance share units in FY2011 (“PSUs”) with payouts based on the Company’s financial performance (the “FY2011 Operating Performance PSU Agreement”) and a form of award agreement for use with grants of PSUs in FY2011 with payouts based on the performance of the Company’s common stock (the “FY2011 Share Price Performance PSU Agreement”). Under the FY2011 Operating Performance PSU Agreement, an executive will be granted an award for a target number of PSUs, and depending on the Company’s financial performance, the executive may earn up to 200% of the target number of PSUs (the “Maximum PSUs”) over a performance period with three separate performance segments corresponding to three fiscal years of the Company. Up to 25% of the Maximum PSUs may be earned in respect of the first performance segment; up to 50% of the Maximum PSUs may be earned in respect of the second performance segment, less the amount earned in the first performance segment; and up to 100% of the Maximum PSUs may be earned in respect of the third performance segment, less the amount earned in the first and second performance segments. Under the FY2011 Share Price Performance PSU Agreement, an executive will be granted an award for a target number of PSUs, and depending on the performance of the Company’s common stock over a thirty-six month period beginning on March 1, 2010 (the “Share Price Performance Period”), the executive may earn up to 200% of the target number of PSUs. The number of PSUs earned, according to the formula specified in the FY2011 Share Price Performance PSU Agreement, will be determined based on a comparison of the performance of the Company’s stock price relative to the performance of the stock price of specified peer companies during the Share Price Performance Period. This performance is measured by the change in the average price of common stock calculated over the ninety-day periods ending at both the beginning and the end of the Share Price Performance Period.

(2)	On May 19, 2010, the Compensation Committee approved a form of award agreement for use with grants of performance-based restricted stock awards in FY2011 (the “Performance RSA Agreement”). Under the Performance RSA Agreement, executives are awarded shares of the Company’s common stock subject to achievement of a specified dollar amount of total revenues established by the Committee as the performance objective for FY2011 (the “RSA Performance Goal”). If the Company fails to achieve the RSA Performance Goal for FY2011, then all shares of restricted stock subject to the award are forfeited. If the Company achieves the RSA Performance Goal for FY2011, 25% of the restricted stock vests on July 16, 2011, and the remainder vests ratably on a quarterly basis over the course of the subsequent three–year period, provided that the executive’s business relationship with the Company has not ceased.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Sales and Marketing Expenses

Sales and marketing expenses consist of costs, including salaries, sales commissions and related expenses, such as travel, of all personnel involved in the sales and marketing process. Sales and marketing expenses also include costs of advertising, sales lead generation programs, cooperative marketing arrangements and trade shows. Payments made to resellers or other customers are reported in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 605-50 Customer Payments and Incentives (formerly referenced as Emerging Issues Task Force Issue Number 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)) (“ASC 605-50”). All costs of advertising, to the extent allowable by ASC 605-50, are expensed as incurred. Advertising expense totaled $5.5 million and $5.3 million for the three months ended May 31, 2010 and May 31, 2009, respectively.

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

The Company continues to assess the realizability of its deferred tax assets, which primarily consist of share-based compensation expense deductions, tax credit carryforwards and deferred revenue. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As of May 31, 2010, the net deferred tax asset balance was $72.3 million, of which $6.2 million was offset by a valuation allowance. The Company continues to maintain a valuation allowance against its deferred tax assets with respect to certain foreign net operating loss (“NOL”) carryforwards.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Foreign Currency Translation

The Euro has been determined to be the primary functional currency for the Company’s European operations and local currencies have been determined to be the functional currencies for the Company’s Asia Pacific and South American operations. Foreign exchange gains and losses, which result from the process of remeasuring foreign currency transactions into the appropriate functional currency, are included in other income, net in the Company’s Consolidated Statements of Operations. Net foreign exchange gains and losses included in other income, net were a $0.6 million gain and a less than $0.1 million loss for the three months ended May 31, 2010 and May 31, 2009, respectively. The impact of changes in foreign currency exchange rates resulting from the translation of foreign currency financial statements into U.S. dollars for financial reporting purposes is included in other comprehensive income, which is a separate component of stockholders’ equity. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average rates for the period.

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

The Company performs credit evaluations to reduce credit risk and generally requires no collateral from its customers. Management estimates the allowance for uncollectible accounts based on their historical experience and credit evaluation. The Company’s standard credit terms are net 30 days in the U.S., net 30 to 45 days in EMEA, and range from net 30 to net 60 days in Asia Pacific. At May 31, 2010 one customer accounted for approximately 12.3% of the Company’s accounts receivable. At February 28, 2010, no individual customer accounted for more than 10% of the Company’s accounts receivable. For the three months ended May 31, 2010 and May 31, 2009, there were no individually significant customers from which the Company generated revenue.

Net Income Per Common Share

The Company computes basic net income per common share by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of shares issuable upon the exercise of stock options or vesting of share-based awards.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table reconciles the numerators and denominators of the earnings per share calculation for the three months ended May 31, 2010 and May 31, 2009 (in thousands, except per share amounts):

	Three Months Ended
	May 31, 2010	May 31, 2009
Net income and net income—diluted	$24,071	$18,514

Weighted average common shares outstanding	187,926	188,916
Incremental shares attributable to assumed vesting or exercise of outstanding equity awards	5,340	5,466

Diluted shares	193,266	194,382

Diluted net income per share	$0.12	$0.10

The following shares awards are not included in the computation of diluted earnings per share because the aggregate value of proceeds considered received upon either exercise or vesting were greater than the average market price of the Company’s common stock during the related periods and the effect of including such share awards in the computation would be anti-dilutive (in thousands):

	Three Months Ended
	May 31, 2010	May 31, 2009
Number of shares considered anti-dilutive for calculating diluted EPS	183	9,058

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

The Company has offices in more than 65 locations around the world. The Company manages its international business on an Americas-wide, EMEA-wide and Asia Pacific-wide basis. The following summarizes revenue, net income (loss) and total assets by geographic segment at and for the three months ended May 31, 2010 and May 31, 2009 (in thousands):

	Americas	EMEA	Asia Pacific	Total
	Three Months Ended May 31, 2010
Revenue from unaffiliated customers	$134,605	$45,561	$28,978	$209,144
Net income (loss)	$18,954	$6,913	$(1,796)	$24,071
Total assets	$1,536,304	$195,906	$99,658	$1,831,868

	Three Months Ended May 31, 2009
Revenue from unaffiliated customers	$113,850	$37,040	$23,498	$174,388
Net income (loss)	$17,195	$3,127	$(1,808)	$18,514
Total assets	$1,528,234	$161,528	$76,061	$1,765,823

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table lists, for the three months ended May 31, 2010 and May 31, 2009, revenue from unaffiliated customers in the United States, the Company’s country of domicile, revenue from unaffiliated customers in Japan, which in terms of revenue, was the only individually material country outside the United States and revenue from other foreign countries.

	Three Months Ended May 31, 2010	Three Months Ended May 31, 2009
United States, the Company’s country of domicile	$119,246	$102,567
Japan	16,647	13,843
Other foreign	73,251	57,978

Total revenue from unaffiliated customers	$209,144	$174,388

Total tangible long-lived assets located in the United States, the Company’s country of domicile, and similar tangible long-lived assets held outside the United States are summarized in the following table as of May 31, 2010 and February 28, 2010:

	As of May 31, 2010	As of February 28, 2010
United States, the Company’s country of domicile	$51,147	$51,523
Foreign	18,805	20,185

Total tangible long-lived assets	$69,952	$71,708

Comprehensive Income

The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments, and unrealized gains and losses on marketable securities classified as available for sale. Comprehensive income for the three months ended May 31, 2010 and May 31, 2009 was as follows (in thousands):

	Three Months Ended
	May 31, 2010	May 31, 2009
Comprehensive income:
Net income	$24,071	$18,514
Foreign currency translation adjustments	(1,858)	(7,405)
Change in unrealized gains (losses) on investments in debt and equity securities available for sale	(1,418)	9,293

Total comprehensive income, net of taxes	$20,795	$20,402

As of May 31, 2010 the Company holds investments in debt securities available for sale with an accumulated unrealized gain of $0.6 million and investments in equity securities available for sale with an accumulated unrealized gain of $3.4 million, respectively. As of February 28, 2010, the Company held investments in debt securities available for sale with an accumulated unrealized gain of $1.7 million and investments in equity securities available for sale with an accumulated unrealized gain of $4.4 million.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Recent Accounting Pronouncements

In January 2010, the FASB issued amended guidance to improve disclosure requirements related to Fair Value Measurements and Disclosures-Overall Subtopic 820-10 of the FASB Accounting Standards Codification (“ASC 820-10”) originally issued as FASB Statement No. 157, Fair value Measurements. The amended guidance requires companies to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for such transfers. These additional disclosure requirements were effective for reporting periods beginning March 1, 2010. For the three months ended May 31, 2010, the Company did not have any transfers in and out of Level 1 and Level 2 fair value measurements. The amended guidance also requires additional disclosures related to Level 3 fair value measurements. The Company does not currently have Level 3 fair value measurements.

NOTE 3—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of purchased technologies, customer and reseller relationships, trademarks, copyrights and patents, which are amortized over the estimated useful life, generally on a straight line basis with the exception of customer contracts and relationships which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit. Useful lives range from three to twelve years for purchased technologies and customer and reseller relationships and three to ten years for trademarks, copyrights and patents. As of May 31, 2010 and February 28, 2010, trademarks with an indefinite estimated useful life totaled $9.0 million. Amortization expense associated with identifiable intangible assets was $4.5 million and $5.0 million for the three months ended May 31, 2010 and May 31, 2009, respectively. The following is a summary of identifiable intangible assets (in thousands):

	May 31, 2010			February 28, 2010
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$52,954	$(14,315)	$38,639	$52,204	$(13,504)	$38,700
Purchased technologies	42,236	(24,801)	17,435	42,444	(23,593)	18,851
Customer and reseller relationships	80,686	(32,371)	48,315	80,760	(30,098)	50,662

Total identifiable intangible assets	$175,876	$(71,487)	$104,389	$175,408	$(67,195)	$108,213

NOTE 4—Income Taxes

Income Tax Expense

During the three months ended May 31, 2010 and May 31, 2009, the Company recorded $13.0 million and $10.0 million, respectively of income tax expense, which resulted in an estimated annual effective tax rate of 35% for each of the three months ended May 31, 2010 and May 31, 2009. The Company’s estimated annual effective tax rate, which equaled the U.S. federal statutory rate of 35%, includes state income taxes which were offset by foreign income taxed at different rates.

Deferred Taxes

As of May 31, 2010, the net deferred tax asset balance was $72.3 million, of which $6.2 million was offset by a valuation allowance. The Company continues to maintain a valuation allowance against its deferred tax assets with respect to certain foreign NOLs.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of May 31, 2010, the Company had U.S. state NOL carryforwards of approximately $27.5 million. As of May 31,2010, the Company had a U.S. federal research tax credit carryforward of approximately $31.2 million and a U.S. foreign tax credit carryforward of approximately $9.1 million. These NOL and tax credit carryforwards are scheduled to expire in varying amounts beginning in 2011.

Unrecognized tax benefits

The Company’s unrecognized tax benefits were $43.9 million as of May 31, 2010 and $43.4 million as of February 28, 2010. The Company’s unrecognized tax benefits at May 31, 2010 and February 28, 2010, which, if recognized, would affect the Company’s effective tax rate, were $36.6 million and $36.1 million, respectively.

During the three months ended May 31, 2010, the amount of unrecognized tax benefits increased $0.5 million, primarily as a result of increases with respect to tax positions taken during prior periods. The Company does not currently anticipate any significant changes in its unrecognized tax benefits for the next 12 months. No settlements of uncertain income tax positions or reductions in long-term obligations related to unrecognized tax benefits occurred during the three months ended May 31, 2010.

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as income tax expense. Accrued interest and penalties related to unrecognized tax benefits totaled $1.4 million and $1.1 million as of May 31, 2010 and February 28, 2010, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of May 31, 2010. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs:

Tax Jurisdiction	Years Subject to Income Tax Examination

U.S. federal	1994 – Present

North Carolina	1999 – Present

Ireland	2006 – Present

Japan*	2008 – Present

*	The Company has been examined for income tax for years through February 28, 2007. However, the statute of limitations remains open for 5 years.

The Company is currently undergoing an income tax examination by the U.S. Internal Revenue Service with respect to its fiscal year ended February 28, 2007.

The Company or one of its subsidiaries is currently undergoing income tax examinations in Argentina, Germany and India.

The Company believes it has adequately provided for any reasonably foreseeable outcomes related to tax audits.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 5—Commitments and Contingencies

As of May 31, 2010, the Company leased office space and certain equipment under various non-cancelable operating leases. Rent expense under operating leases was $5.4 million for each of the three months ended May 31, 2010 and May 31, 2009.

In January 2002, the Company assumed the lease obligation of an unrelated third party for an office building which serves as the Company’s headquarters. This lease terminates in June 2020. As compensation to the Company for assuming this obligation, the third party paid rent on the Company’s behalf from the commencement of the sublease until February 2003, is allowing the Company the use of all furniture and fixtures, including building improvements, that were in the building at the time of the commencement of the sublease, and paid the Company a certain monthly amount through October 2002, to offset the operating expenses of this building, all of which was valued in the aggregate at $5.9 million. Included in the aggregate amount was $3.6 million representing the fair value of furniture and fixtures. This credit balance began to amortize, as a reduction to related rent expense, in fiscal 2004 and will continue to do so until the lease terminates in June 2020. The furniture and fixtures were depreciated over a period of seven years. As of May 31, 2010 and February 28, 2010, the carrying amount of the long-term deferred lease credit was $3.7 million and $3.8 million, respectively.

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

NOTE 6—Share Repurchase Program

On March 24, 2010, the Company announced that its Board of Directors had authorized the repurchase of up to an aggregate of $300.0 million of the Company’s common stock from time to time in open market or privately negotiated transactions, as applicable. The program will expire on the earlier of (i) March 31, 2012 or (ii) a determination by the Board of Directors, Chief Executive Officer or Chief Financial Officer to discontinue the program.

As of May 31, 2010, the amount available under the program for the repurchase of the Company’s common stock was $235.3 million. See NOTE 9 to the Consolidated Financial Statements for a discussion of shares repurchased under the program subsequent to May 31, 2010.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 7—Foreign Currency Exchange Rate Risk

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

The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows as of May 31, 2010 and for the three months then ended (in thousands):

	As of May 31, 2010			Three Months Ended May 31, 2010
	Balance Sheet Location	Fair Value	Notional Value	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$73	$8,835	Other income, net	$155
Liabilities—foreign currency forward contracts not designated as hedges	Accrued expenses	$(141)	$14,497	Other income, net	$(663)

TOTAL		$(68)	$23,332		$(508)

The aggregate notional amount of outstanding forward contracts at February 28, 2010 was $3.9 million. The fair value of these outstanding contracts at February 28, 2010 was gross, a $0.1 million asset and a less than $0.1 million liability, and is recorded in other current assets and accrued expenses, respectively on the Consolidated Balance Sheet.

NOTE 8—Legal Proceedings

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

between December 17, 2002, and July 12, 2004, inclusive and who were damaged thereby,” excluding Company insiders. On December 15, 2009, the Company announced that it had reached an agreement in principle to settle this matter, subject, among other matters, to completion of a final written settlement agreement and court approval. The Company recorded, for its quarter ended November 30, 2009, an estimated liability in the amount of $8.8 million for its portion of the proposed settlement. On March 29, 2010, counsel for the class filed a Motion for Preliminary Approval of the Settlement and, on June 11, 2010, a United States Magistrate Judge issued a Memorandum and Recommendation to the presiding judge that the motion be approved. Should the efforts to settle this matter not be successful, the Company intends to vigorously defend itself in this matter. There can be no assurance, however, that the Company would be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved.

On October 9, 2007, IP Innovation, LLC and Technology Licensing Corporation filed a complaint in the Eastern District of Texas (Civil Action No. 2-07CV-447) against Red Hat, Inc. and Novell, Inc., alleging direct and indirect infringement of U.S. Patent Nos. 5,072,412, 5,394,521 and 5,533,183 with regard to aspects of the Company’s Linux-based products. The complaint seeks, among other relief, compensatory damages. The Company answered the complaint on February 1, 2008, including counterclaims against plaintiffs for declaratory judgment of invalidity, unenforceability and noninfringement of the patents-in-suit, and the plaintiffs filed a reply to those counterclaims on February 11, 2008. The court issued a memorandum opinion and order denying defendants’ motion for partial summary judgment for invalidity due to indefiniteness and construing disputed claim terms on August 10, 2009. The trial in the case began on April 26 and concluded on April 30 with a jury verdict that the patent in suit was invalid and not infringed. Post trial motions are currently pending, and the plaintiffs’ time for appeal has not expired.

On March 3, 2009, Software Tree LLC filed a complaint in the Eastern District of Texas (Civil Action No. 6:09-cv-00097-LED) against Red Hat, Inc., Hewlett-Packard Co., Genuitec, L.L.C., and Dell, Inc. alleging direct and indirect infringement of U.S. Patent No. 6,163,776 with regard to aspects of the Company’s JBoss Hibernate product, among other products of the Defendants. The complaint seeks, among other relief, compensatory damages, enhanced damages and injunctive relief. The Company answered the complaint on April 7, 2009 and denied the allegations of direct and indirect infringement, asserted affirmative defenses and filed a counterclaim seeking a declaration that the patent was invalid, unenforceable and not infringed. Discovery in the case is proceeding, and trial has been scheduled for October 12, 2010. Based on the Company’s efforts to date, it believes it has meritorious defenses to this matter, and intends to vigorously defend itself. There can be no assurance, however, that the Company will be successful in its defense, and an adverse resolution of the lawsuit could have a material adverse effect on its business, financial position and results of operation, including its ability to continue to commercialize the technologies implicated in the litigation.

On December 9, 2009, the Company filed a complaint in the Eastern District of Texas (Civil Action No. 6:09-cv-00549) against Bedrock Computer Technologies LLC (“Bedrock”) seeking a declaratory judgment that United States Patent No. 5,893,120 (“‘120 Patent”) is invalid, unenforceable and not infringed. The complaint states that Bedrock brought an action in which it wrongly accused some customers of the Company of infringing the ‘120 Patent based on their use of computer equipment configured with or utilizing software based on various versions of the Linux operating system. The complaint seeks a declaration that anyone’s use, sale, or offer for sale of the Linux kernel distributed by the Company has not and does not in any manner infringe any claim of the patent or otherwise infringe or violate any rights of Bedrock and that the ‘120 Patent is invalid and unenforceable. On January 29, 2010, Bedrock responded denying the contentions in the complaint and asserting a counterclaim alleging that Red Hat has directly and indirectly infringed the ‘120 Patent. On February 22, 2010,

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Red Hat replied to the counterclaim denying the allegations of infringement and asserting affirmative defenses. On March 26, 2010, Bedrock filed its first amended answer and counterclaim with crossclaims against fifteen parties. Trial in the case has been scheduled for October 11, 2011. Based on information available to date, the Company believes it has meritorious defenses to the counterclaims and does not anticipate that the counterclaims will have a material adverse effect on its business, financial position and results of operations. There can be no assurance, however, that the Company will be successful in its defense.

On January 21, 2010, JuxtaComm-Texas Software, LLC filed a complaint in the Eastern District of Texas (Civil Action No. 6 10-CV-00011-LED) against twenty-two defendants, including Red Hat, Inc., alleging direct and indirect infringement of U.S. Patent No. 6,195,662. The complaint seeks, among other relief, compensatory damages, enhanced damages, and injunctive relief. On May 6, 2010, the Company answered the amended complaint and denied the allegations of direct and indirect infringement, asserted affirmative defenses and filed a counterclaim seeking a declaration that the patent was invalid, unenforceable and not infringed. Based on the Company’s efforts to date, it believes it has meritorious defenses to this matter, and intends to vigorously defend itself. There can be no assurance, however, that the Company will be successful in its defense, and an adverse resolution of the lawsuit could have a material adverse effect on its business, financial position and results of operation, including its ability to continue to commercialize the technologies implicated in the litigation.

On February 19, 2010, Implicit Networks, Inc. filed a complaint in the Northern District of California (Civil Action CV 10 720) against Red Hat, Inc. and VMWare, Inc. alleging direct and indirect infringement of U.S. Patent No. 6,324,685 and No. 6,976,248 with regard to the Company's JBoss Application Server product family, as well as products of the other defendant. The complaint seeks, among other relief, compensatory damages, enhanced damages, and injunctive relief. The Company's response to the complaint is due July 29, 2010. Based on the Company’s efforts to date, it believes it has meritorious defenses to this matter, and intends to vigorously defend itself. There can be no assurance, however, that the Company will be successful in its defense, and an adverse resolution of the lawsuit could have a material adverse effect on its business, financial position and results of operation, including its ability to continue to commercialize the technologies implicated in the litigation.

The Company also experiences routine litigation in the normal course of its business, including patent litigation. The Company presently believes that the outcome of this routine litigation will not have a material adverse effect on its financial position and results of operations.

NOTE 9—Subsequent Events

From June 1, 2010 through July 08, 2010, the Company repurchased an aggregate of 175,600 shares of its common stock for $5.0 million. These repurchases were made pursuant to the Company’s previously announced repurchase program. See NOTE 6 to the Consolidated Financial Statements for further discussion of the repurchase program. As of July 08, 2010, the amount available for repurchase of common stock under the program was $230.3 million.

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

Revenue.    For the three months ended May 31, 2010 total revenue increased 19.9% or $34.8 million to $209.1 million from $174.4 million for the three months ended May 31, 2009. Subscription revenue increased 20.4% or $30.3 million, driven primarily by additional subscriptions related to our principal RHEL technologies, which continue to gain broader market acceptance in mission-critical areas of computing, and our international expansion. The increase is, in part, a result of the continued migration of enterprises in industries such as telecommunications, government and financial services to our open source platform from a proprietary Unix platform. Training and services revenue increased 17.5% or $4.5 million for the three months ended May 31, 2010 as compared to the same period ended May 31, 2009. The increase is driven primarily by an improving economic environment in which enterprises are increasing discretionary spending in areas such as IT training and consulting.

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

Deferred Revenue.    Our deferred revenue, current and long-term, balance at May 31, 2010 was $625.6 million. Because of our subscription model and revenue recognition policies, deferred revenue improves predictability of future revenue. Deferred revenue at May 31, 2010 decreased $20.2 million or 3.1% as compared to the balance at February 28, 2010 of $645.9 million. The decrease was driven primarily by changes in foreign currency exchange rates, which accounted for $19.2 million of the decrease. The remaining decrease of $1.0 million results from shift in mix in which a number of our largest deals included an initial consulting component resulting in lower-upfront invoicing.

Subscriptions.    Our enterprise technologies are sold under subscription agreements. These agreements typically have a one- or three-year subscription period. The subscription entitles the end user to maintenance, which generally consists of a specified level of support, as well as security updates, bug fixes, functionality enhancements and upgrades to the technology, when and if available, during the term of the subscription through our integrated management technologies, RHN, RHN Satellite, JBoss ON and JBoss CSP. Our customers have the ability to purchase higher levels of subscriptions that increase the level of support the customer is entitled to receive. Subscription revenue increased sequentially for the first quarter of 2010 and each quarter of fiscal 2010, 2009 and 2008 and is being driven primarily by the increased market acceptance and use of open source software by the enterprise and our expansion of sales channels and geographic footprint during these periods.

Revenue by geography.    We operate our business in three geographic regions: the Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Japan, Singapore, India, Australia, South Korea and China). In the three months ended May 31, 2010, approximately $89.9 million or 43.0% of our revenue was generated outside the United States compared to approximately $71.8 million or 41.2% for the three months ended May 31, 2009. Our international operations are expected to continue to grow as our international sales force and channels become more mature and as we enter new locations or expand our presence in existing locations. As of May 31, 2010 we had offices in more than 65 locations throughout the world.

Gross profit margin.    Primarily as a result of investments made in process and technology infrastructure enhancements to support the delivery of our subscriptions and services, gross profit margin decreased to 84.1% for the three months ended May 31, 2010 from 84.8% for the three months ended May 31, 2009.

Income from operations.    Operating income was 16.4% and 14.4% of total revenue for the three months ended May 31, 2010 and the three months ended May 31, 2009, respectively. The increase in operating income as a percentage of revenue is a result of the decrease in operating expenses relative to revenue as we continued to focus on managing discretionary spending and leveraging existing resources within corporate functions. Overall operating expenses as a percentage of revenue decreased to 67.7% for the three months ended May 31, 2010 from 70.5% for the three months ended May 31, 2009.

Cash, cash equivalents, investments in debt and equity securities and cash flow from operations.    Cash, cash equivalents and short-term and long-term available-for-sale investments in securities balances at May 31, 2010 totaled $967.8 million. During the three months ended May 31, 2010, we repurchased $74.4 million of our common stock, which was partially offset by employees’ exercise of stock options which generated $37.7 million of cash proceeds. Cash generated from operating activities for the three months ended May 31, 2010 totaled $60.6 million, primarily as a result of the increase in subscription revenue and billings during the same period. Our significant cash balance gives us a measure of flexibility to take advantage of opportunities such as acquisitions, increasing investment in international areas and repurchasing our own common stock.

Foreign currency exchange rates’ impact on results of operations.    Approximately 43.0% of our revenue for the three months ended May 31, 2010 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions results in increased revenue and operating expenses from operations for our non-U.S. operations. Similarly, our revenue and operating expenses will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from the first quarter of our prior fiscal year ended February 28, 2010, our revenue and operating expenses from non-U.S. operations for the three months ended May 31, 2010 would have been lower than we reported using the average exchange rates for the first quarter of our current fiscal year ending February 28, 2011 by approximately $2.9 million and $2.9 million, respectively, which would have resulted in income from operations being unchanged.

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

Impairment of goodwill and other long-lived assets

We test goodwill for impairment annually and whenever events or circumstances indicate an impairment may exist. We test goodwill at least annually using a two-step process that begins with identifying any potential impairment. Potential impairment is identified if the fair value of the reporting unit to which goodwill applies is less than the recognized or book value of the related reporting entity, including such goodwill. Where the book value of a reporting entity, including related goodwill, is greater than the reporting entity’s fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. For the three months ended May 31, 2010 and May 31, 2009, we did not identify any potential impairment related to our goodwill or potential risk related to the underlying reporting unit.

We evaluate the recoverability of our property and equipment and other long-lived assets whenever events or changes in circumstances indicate that an impairment may have occurred. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets. For the three months May 31, 2010 and May 31, 2009, no significant impairment losses related to our long-lived assets were identified. For further discussion, see NOTE 2 to the Consolidated Financial Statements.

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

We continue to assess the realizability of our deferred tax assets, which primarily consist of share-based compensation expense deductions, tax credit carryforwards and deferred revenue. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As of May 31, 2010, the net deferred tax asset balance was $72.3 million, of which $6.2 million was offset by a valuation allowance. We continue to maintain a valuation allowance against our deferred tax assets with respect to certain foreign net operating loss (“NOL”) carryforwards.

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

RESULTS OF OPERATIONS

Three months ended May 31, 2010 and May 31, 2009

The following table is a summary of our results of operations for the three months ended May 31, 2010 and May 31, 2009 (in thousands):

	Three Months Ended (Unaudited)
	May 31, 2010	May 31, 2009	$ Change	% Change
Revenue:
Subscriptions	$179,076	$148,790	$30,286	20.4%
Training and services	30,068	25,598	4,470	17.5

Total subscription and training and services revenue	209,144	174,388	34,756	19.9

Cost of subscription and training and services revenue:
Cost of subscriptions	12,664	10,050	2,614	26.0
As a % of subscription revenue	7.1%	6.8%
Cost of training and services	20,574	16,418	4,156	25.3
As a % of training and services revenue	68.4%	64.1%

Total cost of subscription and training and services revenue	33,238	26,468	6,770	25.6
As a % of total revenue	15.9%	15.2%

Total gross profit	175,906	147,920	27,986	18.9

Operating expense:
Sales and marketing	74,564	63,977	10,587	16.5
Research and development	40,658	35,102	5,556	15.8
General and administrative	26,445	23,785	2,660	11.2

Total operating expense	141,667	122,864	18,803	15.3

Income from operations	34,239	25,056	9,183	36.6
Interest income	1,663	3,430	(1,767)	(51.5)
Other income (expense), net	1,130	(3)	1,133	—

Income before provision for income taxes	37,032	28,483	8,549	30.0
Provision for income taxes	12,961	9,969	2,992	30.0

Net income	$24,071	$18,514	$5,557	30.0%

Gross profit margin-subscriptions	92.9%	93.2%
Gross profit margin-training and services	31.6%	35.9%
Gross profit margin	84.1%	84.8%
As a % of total revenue:
Subscription revenue	85.6%	85.3%
Training and services revenue	14.4%	14.7%
Sales and marketing expense	35.7%	36.7%
Research and development expense	19.4%	20.1%
General and administrative expense	12.6%	13.6%
Total operating expenses	67.7%	70.5%
Income from operations	16.4%	14.4%
Income before provision for income taxes	17.7%	16.3%
Net income	11.5%	10.6%
Estimated annual effective income tax rate	35.0%	35.0%

Revenue

Subscription revenue

Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat enterprise technologies, increased by 20.4% or $30.3 million to $179.1 million for the three months ended May 31, 2010 from $148.8 million for the three months ended May 31, 2009. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion, and continuing innovation, which attracts new customers and helps to drive renewals from existing customers.

Training and services revenue

Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees received from customers for consulting services regarding our offerings, deployment of Red Hat enterprise technologies and for delivery of added functionality to Red Hat enterprise technologies for our major customers and OEM partners. Total training and services revenue increased by 17.5% or $4.5 million to $30.1 million for the three months ended May 31, 2010 from $25.6 million for the three months ended May 31, 2009. Training revenue increased 6.6% or $0.6 million as some enterprises begin to increase overall spending on discretionary items such as training and related travel in response to a better overall economic environment. Our services revenue increased by 23.7% or $3.9 million as a result of both increased subscription sales and a better overall economic environment. Combined training and services revenue decreased as a percentage of total revenue to 14.4% for the three months ended May 31, 2010 from 14.7% for the three months ended May 31, 2009.

Cost of revenue

Cost of subscription revenue

The cost of subscription revenue primarily consists of expenses we incur to support, distribute, manufacture and package Red Hat enterprise technologies. These costs include labor related cost to provide technical support and maintenance, as well as cost for fulfillment, physical media, literature, packaging and shipping. Cost of subscription revenue increased by 26.0% or $2.6 million to $12.7 million for the three months ended May 31, 2010 from $10.1 million for the three months ended May 31, 2009. The increase is partially the result of continued additions to our technical support staff to meet the demands of our growing subscriber base for support and maintenance, and includes additional compensation of $1.0 million. The remaining increase relates primarily to process and technology infrastructure investments which, including depreciation and amortization, increased by $1.1 million. As the number of open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will occur at a rate slower than that of subscription revenue growth due to economies of scale. As a result of the process and technology infrastructure investments, gross profit margin on subscriptions decreased to 92.9% for the three months ended May 31, 2010 from 93.2% for the three months ended May 31, 2009.

Cost of training and services revenue

Cost of training and services revenue is mainly comprised of personnel and third-party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to various customers. Cost of training and services revenue increased by 25.3% or $4.2 million to $20.6 million for the three months ended May 31, 2010 from $16.4 million for the three months ended May 31, 2009. The cost to deliver training increased 21.6% or $1.3 million to $7.6 million for the three months ended May 31, 2010 compared to $6.3 million for the three months ended May 31, 2009. The increase in training costs was related to both increased training revenue and investments in process and technology infrastructure enhancements which, including depreciation and amortization, totaled approximately $1.2 million. Costs to deliver our services revenue increased by 27% or $2.8 million and primarily relates to increased services revenue. As a result of the process and technology infrastructure investments, total costs to deliver training and services as a percentage of training and services revenue increased to 68.4% for the three months ended May 31, 2010 from 64.1% for the three months ended May 31, 2009.

Gross profit

Primarily as a result of investments made in process and technology infrastructure enhancements to support the delivery of our subscriptions and services, gross profit margin decreased to 84.1% for the three months ended May 31, 2010 from 84.8% for the three months ended May 31, 2009.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 16.5% or $10.6 million to $74.6 million for the three months ended May 31, 2010 from $64.0 million for the three months ended May 31, 2009. This increase was primarily due to an $8.9 million increase in selling costs, which includes $5.8 million of additional employee compensation expense attributable to the expansion of our sales force from the prior year. The remaining increase primarily relates to marketing costs, which grew $1.7 million or 12.8% for the three months ended May 31, 2010 as compared to the three months ended May 31, 2009. The increase in marketing costs includes $1.0 million related to increased headcount to support our expanding marketing efforts. Sales and marketing expense as a percentage of revenue decreased to 35.7% for the three months ended May 31, 2010 from 36.7% for the three months ended May 31, 2009 as we continue to leverage our existing infrastructure to generate increased sales.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased by 15.8% or $5.6 million to $40.7 million for the three months ended May 31, 2010 from $35.1 million for the three months ended May 31, 2009. The increase in research and development costs primarily resulted from the expansion of our engineering group through direct hires. Employee compensation increased by $4.3 million. The remaining increase in research and development costs relates primarily to process and technology infrastructure enhancements, which increased $1.5 million. Research and development expense was 19.4% and 20.1% of total revenue for the three months ended May 31, 2010 and May 31, 2009, respectively.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including information systems, finance, accounting, legal, human resources and facilities expense. General and administrative expense increased by 11.2% or $2.7 million to $26.4 million for the three months ended May 31, 2010 from $23.8 million for the three months ended May 31, 2009. The increase in general and administrative expenses of $2.7 million for the three months ended May 31, 2010 as compared to the three months ended May 31, 2009, relates to increased outside services fees, which were primarily for outside legal services. General and administrative expense decreased as a percentage of revenue to 12.6% for the three months ended May 31, 2010 from 13.6% for the three months ended May 31, 2009 as we continued to leverage our corporate functions.

Interest income

Interest income decreased by 51.5% or $1.8 million to $1.7 million for the three months ended May 31, 2010 from $3.4 million for the three months ended May 31, 2009. The decrease in interest income for the three months ended May 31, 2010 is attributable to lower yields on our investments due to an overall lower interest rate environment.

Other income (expense), net

Other income (expense), net increased $1.1 million for the three months ended May 31, 2010 as compared to the three months ended May 31, 2009. The increase includes gains realized from the sale of our investments in available-for-sale equity securities of $0.5 million and $0.6 million in gains resulting from changes in foreign currency exchange rates.

Income taxes

During the three months ended May 31, 2010 and May 31, 2009, we recorded $13.0 million and $10.0 million, respectively of income tax expense, which resulted in an estimated annual effective tax rate of 35%. Our annual effective tax rate of 35%, which equals the U.S. federal statutory rate of 35%, includes state income taxes which are offset by foreign income taxed at different rates.

LIQUIDITY AND CAPITAL RESOURCES

We have historically derived a significant portion of our liquidity and operating capital from cash flows from operations as well as the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and follow-on public offerings, the issuance of convertible debentures and borrowings under working capital lines of credit. At May 31, 2010, we had total cash and investments of $967.8 million, which was comprised of $478.4 million in cash and cash equivalents, $338.4 million of short-term, available-for-sale fixed-income investments, $3.7 million of available-for-sale equity securities, $144.0 million of long-term, available-for-sale fixed-income investments, and $3.3 million in certificates of deposit with maturity dates greater than 30 days. This compares to total cash and investments of $970.2 million at February 28, 2010.

We believe that we currently have sufficient liquidity with $478.4 million in cash and cash equivalents on hand, and we presently do not intend to liquidate our short and long-term investments in debt securities prior to their scheduled maturity dates. However, in the event that we did liquidate these investments prior to their scheduled maturities and there were adverse changes in market interest rates or the overall economic environment, we could be required to recognize a realized loss on those investments when we liquidate. At May 31, 2010, we have accumulated unrealized gains of $0.6 million on our investments in debt securities compared to an accumulated unrealized gain of $1.7 million at February 28, 2010. At May 31, 2010 and February 28, 2010, accumulated unrealized gains related to short-term equity securities available for sale totaled $3.4 million and $4.4 million, respectively.

Three months ended May 31, 2010

Cash flows—overview

At May 31, 2010, cash and cash equivalents totaled $478.4 million, an increase of $90.3 million as compared to February 28, 2010. The increase in cash and cash equivalents for the three months ended May 31, 2010 is a result of net cash provided by operations and investing activities. During the three months ended May 31, 2010, maturities of available-for-sale debt securities, net of purchases provided cash of $88.0 million. Cash generated from operating activities totaled $60.6 million. Partially offsetting cash provided by operating and investing activities was cash used to repurchase 2,492,675 shares of our common stock at a total cost of $74.4 million. Net cash generated by operating activities and used for investing and financing activities is further described below.

Cash flows from operations

Cash provided by operations of $60.6 million during the three months ended May 31, 2010 includes net income of $24.1 million, adjustments to exclude the impact of non-cash revenues and expenses, which totaled a

$21.5 million net source of cash, and changes in working capital, which totaled a $15.1 million net source of cash. Cash provided by changes in operating assets and liabilities for the three months ended May 31, 2010 was primarily the result of collections on our prior quarter’s significant billings which generated operating cash flow of $19.5 million. The difference between the decrease in deferred revenue as reported on our Consolidated Balance Sheet of $20.2 million and the cash used in operating activities related to deferred revenue as reported on our Consolidated Statement of Cash Flows of $1.1 million is due to differences between the exchange rates in effect as of the end of the quarter used for translating balance sheet items and the average exchange rates during the quarter used for translating cash flows.

Cash flows from investing

Cash provided by investing activities of $80.2 million for the three months ended May 31, 2010 includes net maturities of investments in debt securities of $88.0 million. Investments in property and equipment, primarily related to process and information technology infrastructure enhancements, totaled $6.7 million for the three months ended May 31, 2010. Investments in patents and externally developed technology totaled $1.6 million for the three months ended May 31, 2010.

Cash flows from financing

Cash used in financing activities of $33.6 million for the three months ended May 31, 2010 includes $74.4 million used to repurchase 2,492,675 shares of our common stock at an average price of $29.83 per share, including transaction costs. Payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to restricted share awards vesting during the three months ended May 31, 2010 totaled $7.1 million. Partially offsetting financing activities using cash were proceeds from excess tax benefits related to share-based employee compensation which totaled $11.0 million and proceeds from employees’ exercise of common stock options which totaled $37.7 million. Payments on other borrowings totaled $0.9 million for the three months ended May 31, 2010.

Investments in debt and equity securities

Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. At May 31, 2010 and February 28, 2010, the vast majority of our investments were priced by pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the securities’ market value, including broker quotes or model valuations. Independent price verifications of all of our holdings are performed by the pricing vendors, which we review. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

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

Given our historically strong operating cash flow and the $967.8 million of cash and investments held at May 31, 2010, we do not presently anticipate the need to raise cash to fund our operations, either through the sale of additional equity or through the issuance of debt, in the foreseeable future. However, we may take advantage of favorable capital market situations that may arise from time to time to raise additional capital.

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

Off-balance sheet arrangements

As of May 31, 2010 and February 28, 2010, we have no off-balance sheet financing arrangements and do not utilize any “structured debt”, “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010 the FASB issued amended guidance to improve disclosure requirements related to Fair Value Measurements and Disclosures-Overall Subtopic 820-10 of the FASB Accounting Standards Codification (“ASC 820-10”) originally issued as FASB Statement No. 157, Fair Value Measurements. The amended guidance requires companies to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for such transfers. These additional disclosure requirements were effective for reporting periods beginning March 1, 2010. For the three months ended May 31, 2010, we did not have any transfers in and out of Level 1 and Level 2 fair value measurements. The amended guidance also requires additional disclosures related to Level 3 fair value measurements. We do not currently have Level 3 fair value measurements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency exchange rate fluctuations and changes in the market value of our investments.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of fixed-income securities, including both government and corporate obligations and money market funds. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or perceived credit risk related to the securities’ issuers. A hypothetical one percentage point change in interest rates would result in a $6.7 million change in interest income on an annual basis.

Investment Risk

The fair market value of our investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $2.5 million decrease in the fair value of our available-for-sale investment securities as of May 31, 2010.

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

The aggregate notional amount of outstanding forward contracts at May 31, 2010 was $23.3 million. The fair value of these outstanding contracts at May 31, 2010 was, gross, a less than $0.1 million asset and a $0.1 million liability, and is recorded in prepaid expenses and other current assets and accrued expenses, respectively on the Consolidated Balance Sheets. The forward contracts generally expire within three months of the period ended May 31, 2010. The forward contracts will settle in Euro dollars, Japanese yen, Swiss francs, Swedish krona, Czech koruna, Canadian dollars, Indian rupees, British pounds, South Korean won and Norwegian kroner.

The aggregate notional amount of outstanding forward contracts at February 28, 2010 was $8.4 million. The fair value of these outstanding contracts at February 28, 2010 was, gross, a less than $0.1 million asset and a less than $0.1 million liability, and is recorded in prepaid expenses and other current assets and accrued expenses, respectively on the Consolidated Balance Sheets.

Foreign Currency Risk

Approximately 43.0% of our revenue for the three months ended May 31, 2010 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency statements results in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decreases if the U.S. dollar strengthens against foreign currencies.

Impact on results of operations for the three months ended May 31, 2010:

Using the average foreign currency exchange rates from the first quarter of our prior fiscal year ended February 28, 2010, our revenue and operating expenses from non-U.S. operations for the three months ended May 31, 2010 would have been lower than we reported using the average exchange rates for the first quarter of our current fiscal year ending February 28, 2011 by approximately $2.9 million and $2.9 million, respectively, which would have resulted in income from operations being unchanged. For further discussion, see NOTE 2 to the Consolidated Financial Statements.

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

In the summer of 2004, 14 class action lawsuits were filed against the Company and several of its former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of North Carolina. In each of the actions, plaintiffs sought to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arose in connection with the Company’s announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs asserted that certain former officers (the “Individual Defendants”) and the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), and Rule 10b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs sought unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in the Company’s common stock, disgorgement by the Company’s former chief executive officer and former chief financial officer of certain compensation and profits from trading in the Company’s common stock pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 and other relief. As of September 8, 2004, all of these class action lawsuits were consolidated into a single action referenced as Civil Action No. 5:04-CV-473BR and titled In re Red Hat, Inc. Securities Litigation. On May 6, 2005, the plaintiffs filed an amended consolidated class action complaint. On July 29, 2005, the Company, on behalf of itself and the Individual Defendants, filed a motion to dismiss the action for failure to state a claim upon which relief may be granted. Also on that date, PricewaterhouseCoopers LLP (“PwC”), another defendant, filed a separate motion to dismiss. On May 12, 2006, the Court issued an order granting the motion to dismiss the Securities Exchange Act claims against several of the Individual Defendants, but denying the motion to dismiss the Securities Exchange Act claims against the Company, its former chief executive officer and former chief financial officer. The Court dismissed the claims under the Sarbanes-Oxley Act in their entirety, and also granted PwC’s motion to dismiss. On November 6, 2006, the plaintiffs filed a motion for class certification. Subsequent to the filing of that motion, several plaintiffs withdrew as potential class representatives, and the Company opposed the certification of the remaining proposed class representatives. On May 11, 2007, the Court entered an order denying class certification and denying all other pending motions as moot. Thereafter, on July 13, 2007 Charles Gilbert filed a renewed motion for appointment as lead plaintiff and approval of selection of lead counsel. On November 13, 2007, the Court entered an Order allowing Gilbert’s motion, appointing him lead plaintiff, adding him as a party plaintiff and appointing lead counsel. On January 14, 2008, Gilbert’s counsel filed a motion to certify the action as a class action. On August 28, 2009, the Court entered an Order certifying the action as a class action, appointing Gilbert as the class representative, and defining the class as “all purchasers of the common stock of Red Hat, Inc. between December 17, 2002, and July 12, 2004, inclusive and who were damaged thereby,” excluding Company insiders. On December 15, 2009, the Company announced that it had reached an agreement in principle to settle this matter, subject, among other matters, to completion of a final written settlement agreement and court approval. The Company recorded, for its quarter ended November 30, 2009, an estimated liability in the amount of $8.8 million for its portion of the proposed settlement. On March 29, 2010, counsel for the class filed a Motion for Preliminary Approval of the Settlement and, on June 11, 2010, a United States Magistrate Judge issued a Memorandum and Recommendation to the presiding judge that the motion be approved. Should the efforts to settle this matter not be successful, the Company intends to vigorously defend itself in this matter. There can be no assurance, however, that the Company would be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved.

On October 9, 2007, IP Innovation, LLC and Technology Licensing Corporation filed a complaint in the Eastern District of Texas (Civil Action No. 2-07CV-447) against Red Hat, Inc. and Novell, Inc., alleging direct and indirect infringement of U.S. Patent Nos. 5,072,412, 5,394,521 and 5,533,183 with regard to aspects of the Company’s Linux-based products. The complaint seeks, among other relief, compensatory damages. The Company answered the complaint on February 1, 2008, including counterclaims against plaintiffs for declaratory judgment of invalidity, unenforceability and noninfringement of the patents-in-suit, and the plaintiffs filed a reply to those counterclaims on February 11, 2008. The court issued a memorandum opinion and order denying defendants’ motion for partial summary judgment for invalidity due to indefiniteness and construing disputed claim terms on August 10, 2009. The trial in the case began on April 26 and concluded on April 30 with a jury verdict that the patent in suit was invalid and not infringed. Post trial motions are currently pending, and the plaintiffs' time for appeal has not expired.

On March 3, 2009, Software Tree LLC filed a complaint in the Eastern District of Texas (Civil Action No. 6:09-cv-00097-LED) against Red Hat, Inc., Hewlett-Packard Co., Genuitec, L.L.C., and Dell, Inc. alleging direct and indirect infringement of U.S. Patent No. 6,163,776 with regard to aspects of the Company’s JBoss Hibernate product, among other products of the Defendants. The complaint seeks, among other relief, compensatory damages, enhanced damages and injunctive relief. The Company answered the complaint on April 7, 2009 and denied the allegations of direct and indirect infringement, asserted affirmative defenses and filed a counterclaim seeking a declaration that the patent was invalid, unenforceable and not infringed. Discovery in the case is proceeding, and trial has been scheduled for October 12, 2010. Based on the Company’s efforts to date, it believes it has meritorious defenses to this matter, and intends to vigorously defend itself. There can be no assurance, however, that the Company will be successful in its defense, and an adverse resolution of the lawsuit could have a material adverse effect on its business, financial position and results of operation, including its ability to continue to commercialize the technologies implicated in the litigation.

On December 9, 2009, the Company filed a complaint in the Eastern District of Texas (Civil Action No. 6:09-cv-00549) against Bedrock Computer Technologies LLC (“Bedrock”) seeking a declaratory judgment that United States Patent No. 5,893,120 (“‘120 Patent”) is invalid, unenforceable and not infringed. The complaint states that Bedrock brought an action in which it wrongly accused some customers of the Company of infringing the ‘120 Patent based on their use of computer equipment configured with or utilizing software based on various versions of the Linux operating system. The complaint seeks a declaration that anyone’s use, sale, or offer for sale of the Linux kernel distributed by the Company has not and does not in any manner infringe any claim of the patent or otherwise infringe or violate any rights of Bedrock and that the ‘120 Patent is invalid and unenforceable. On January 29, 2010, Bedrock responded denying the contentions in the complaint and asserting a counterclaim alleging that Red Hat has directly and indirectly infringed the ‘120 Patent. On February 22, 2010, Red Hat replied to the counterclaim denying the allegations of infringement and asserting affirmative defenses. On March 26, 2010, Bedrock filed its first amended answer and counterclaim with crossclaims against fifteen parties. Trial in the case has been scheduled for October 11, 2011. Based on information available to date, the Company believes it has meritorious defenses to the counterclaims and does not anticipate that the counterclaims will have a material adverse effect on its business, financial position and results of operations. There can be no assurance, however, that the Company will be successful in its defense.

On January 21, 2010, JuxtaComm-Texas Software, LLC filed a complaint in the Eastern District of Texas (Civil Action No. 6 10-CV-00011-LED) against twenty-two defendants, including Red Hat, Inc., alleging direct and indirect infringement of U.S. Patent No. 6,195,662. The complaint seeks, among other relief, compensatory damages, enhanced damages, and injunctive relief. On May 6, 2010, the Company answered the amended complaint and denied the allegations of direct and indirect infringement, asserted affirmative defenses and filed a counterclaim seeking a declaration that the patent was invalid, unenforceable and not infringed. Based on the Company’s efforts to date, it believes it has meritorious defenses to this matter, and intends to vigorously defend itself. There can be no assurance, however, that the Company will be successful in its defense, and an adverse resolution of the lawsuit could have a material adverse effect on its business, financial position and results of operation, including its ability to continue to commercialize the technologies implicated in the litigation.

On February 19, 2010, Implicit Networks, Inc. filed a complaint in the Northern District of California (Civil Action CV 10 720) against Red Hat, Inc. and VMWare, Inc. alleging direct and indirect infringement of U.S. Patent No. 6,324,685 and No. 6,976,248 with regard to the Company's JBoss Application Server product family, as well as products of the other defendant. The complaint seeks, among other relief, compensatory damages, enhanced damages, and injunctive relief. The Company's response to the complaint is due July 29, 2010. Based on the Company’s efforts to date, it believes it has meritorious defenses to this matter, and intends to vigorously defend itself. There can be no assurance, however, that the Company will be successful in its defense, and an adverse resolution of the lawsuit could have a material adverse effect on its business, financial position and results of operation, including its ability to continue to commercialize the technologies implicated in the litigation.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below sets forth information regarding the Company’s purchases of its Common Stock during its first fiscal quarter ended May 31, 2010:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
March 1, 2010—March 31, 2010	763,023	$29.31	762,860	$287.3 million
April 1, 2010—April 30, 2010	1,444,563	$30.68	1,216,203	$250.0 million
May 1, 2010—May 31, 2010	513,815	$28.66	513,612	$235.3 million

Total	2,721,401	$29.92	2,492,675	$235.3 million

(1)	During the three months ended May 31, 2010, the Company withheld an aggregate of 228,726 shares of Common stock from employees to satisfy minimum tax withholding obligations relating to the vesting of restricted share awards. These shares were not withheld pursuant to the program described in Note 2 below.

(2)	On November 17, 2008, the Company announced that its Board of Directors had amended the repurchase program that was announced in October 2006 to authorize the repurchase of up to an aggregate of $250.0 million of Common Stock, without regard to amounts previously repurchased. The amended program expires on the earlier of (i) October 31, 2010 or (ii) a determination by the Board of Directors, the Chief Executive Officer or the Chief Financial Officer to discontinue the program. As of February 28, 2010 the amount available under the program for the repurchase of common stock was $9.7 million. On March 24, 2010, the Company announced that its Board of Directors had authorized the repurchase of up to an aggregate of $300.0 million of the Company’s common stock from time to time in open market or privately negotiated transactions, as applicable. The program will expire on the earlier of (i) March 31, 2012 or (ii) a determination by the Board of Directors, Chief Executive Officer or Chief Financial Officer to discontinue the program. See Note 9 to the Consolidated Financial Statements for a discussion of shares repurchased under the program subsequent to May 31, 2010.

ITEM 6.	EXHIBITS

(a) List of Exhibits

Exhibit No.		Description of Exhibit

10.1	*+	Executive Base Salaries and Target Award Amounts under Red Hat, Inc.’s Executive Variable Compensation Plan for the Fiscal Year Ending February 28, 2011 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2010 (File No. 001-33162)).

10.2	*+	Form of Performance Share Unit Agreement (Fiscal Year 2011 Operating Performance Form) adopted May 19, 2010 (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report filed on Form 8-K with the SEC on May 25, 2010 (File No. 001-33162)).

10.3	*+	Form of Performance Share Unit Agreement (Fiscal Year 2011 Share Price Performance Form) adopted May 19, 2010 (incorporated by reference to Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2010 (File No. 001-33162)).

10.4	*+	Form of Performance Restricted Stock Agreement adopted May 19, 2010 (incorporated by reference to Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2010 (File No. 001-33162)).

Exhibit No.	Description of Exhibit

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the registrant’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

*	Indicates a management contract or compensatory plan, contract or arrangement.

+	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

Date: July 9, 2010	By:	/s/ JAMES M. WHITEHURST
James M. Whitehurst President and Chief Executive Officer (Duly Authorized Officer on Behalf of the Registrant)

RED HAT, INC.

Date: July 9, 2010	By:	/s/ CHARLES E. PETERS, JR.
Charles E. Peters, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

RED HAT, INC.

Date: July 9, 2010	By:	/s/ MARK E. COOK
Mark E. Cook Vice President and Controller (Principal Accounting Officer)