Form 10-Q/A
period 2010-05-31
RED HAT INC
filed 2010-08-20
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Red Hat, Inc. is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to correct an erroneous date reference contained in one of the officer certifications included in its Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2010, as filed with the Securities and Exchange Commission (the “SEC”) on July 9, 2010 (the “Original 10-Q”).

Specifically, this Amendment is being filed to correct a typographical error in the certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by changing the date in the first paragraph from “May 31, 2009” to “May 31, 2010.” This Amendment includes new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1, 31.2 and 32.1 hereto.

Except as described above, we have not modified or updated any disclosures contained in the Original 10-Q. Accordingly, this Amendment does not reflect events occurring after the date of filing of the Original 10-Q and therefore continues to speak only as of the date of the Original 10-Q.

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

RED HAT, INC.

Date: August 20, 2010	By:	/s/ JAMES M. WHITEHURST
James M. Whitehurst President and Chief Executive Officer (Duly Authorized Officer on Behalf of the Registrant)

RED HAT, INC.

Date: August 20, 2010	By:	/s/ CHARLES E. PETERS, JR.
Charles E. Peters, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

RED HAT, INC.

Date: August 20, 2010	By:	/s/ MARK E. COOK
Mark E. Cook Vice President and Controller (Principal Accounting Officer)