Form 10-Q
period 2010-08-31
RED HAT INC
filed 2010-10-08
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

As of October 4, 2010, there were 190,581,328 shares of common stock outstanding.

RED HAT, INC.

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands—except share and per share amounts)

	August 31, 2010 (Unaudited)	February 28, 2010 (1)
ASSETS
Current assets:
Cash and cash equivalents	$669,227	$388,118
Investments in debt and equity securities, short-term	305,991	372,656
Accounts receivable, net of allowances for doubtful accounts of $1,829 and $2,295, respectively	125,993	139,436
Deferred tax assets, net	68,618	57,951
Prepaid expenses	48,076	44,116
Other current assets	1,929	842

Total current assets	1,219,834	1,003,119
Property and equipment, net of accumulated depreciation and amortization of $125,917 and $116,971, respectively	71,544	71,708
Goodwill	438,376	438,749
Identifiable intangibles, net	101,412	108,213
Investments in debt securities, long-term	74,933	209,411
Other assets, net	37,496	39,672

Total assets	$1,943,595	$1,870,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,368	$16,483
Accrued expenses	70,267	68,334
Deferred revenue	483,477	480,572
Other current obligations	530	878

Total current liabilities	567,642	566,267
Deferred lease credits	4,257	4,184
Long-term deferred revenue	166,158	165,288
Other long-term obligations	23,546	24,081
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	0	0
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 220,164,414 and 215,161,306 shares issued, and 189,686,030 and 187,351,195 shares outstanding at August 31, 2010 and February 28, 2010, respectively	22	22
Additional paid-in capital	1,552,830	1,444,848
Retained earnings	185,499	137,772
Treasury stock at cost, 30,478,384 and 27,810,111 shares at August 31, 2010 and February 28, 2010, respectively	(552,002)	(472,646)
Accumulated other comprehensive (loss) income	(4,357)	1,056

Total stockholders’ equity	1,181,992	1,111,052

Total liabilities and stockholders’ equity	$1,943,595	$1,870,872

(1)	Derived from audited financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands—except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009
Revenue:
Subscriptions	$186,183	$156,273	$365,259	$305,063
Training and services	33,578	27,360	63,646	52,958

Total subscription and training and services revenue	219,761	183,633	428,905	358,021

Cost of subscription and training and services revenue:
Cost of subscriptions	12,256	10,972	24,920	21,023
Cost of training and services	23,446	17,468	44,019	33,886

Total cost of subscription and training and services revenue	35,702	28,440	68,939	54,909

Gross profit	184,059	155,193	359,966	303,112
Operating expense:
Sales and marketing	79,434	66,768	153,998	130,745
Research and development	42,361	36,360	83,019	71,462
General and administrative	28,193	24,523	54,638	48,308

Total operating expense	149,988	127,651	291,655	250,515

Income from operations	34,071	27,542	68,311	52,597
Interest income	1,775	2,524	3,438	5,955
Other income, net	548	3,192	1,677	3,189

Income before provision for income taxes	36,394	33,258	73,426	61,741
Provision for income taxes	12,738	4,321	25,699	14,290

Net income	$23,656	$28,937	$47,727	$47,451

Basic net income per common share	$0.13	$0.15	$0.25	$0.25

Diluted net income per common share	$0.12	$0.15	$0.25	$0.25

Weighted average shares outstanding
Basic	189,027	187,099	188,477	188,007
Diluted	193,560	192,659	193,457	193,060

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2010	2009	2010	2009
Cash flows from operating activities:
Net income	$23,656	$28,937	$47,727	$47,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,689	11,442	23,411	22,252
Share-based compensation expense	15,675	11,013	28,849	21,689
Deferred income taxes	13,434	(940)	21,786	5,489
Excess tax benefits from share-based payment arrangements	(10,192)	(3,556)	(21,199)	(17,756)
Gain on sale of investments in equity securities	(601)	(3,465)	(1,117)	(3,663)
Other	319	(80)	116	(6)
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable	(6,794)	(5,666)	12,732	20,612
Prepaid expenses	(4,153)	2,945	(4,744)	3,371
Accounts payable	2,187	4,790	(2,882)	7,788
Accrued expenses	6,712	5,214	8,252	2,185
Deferred revenue	13,439	10,155	12,381	12,516
Other	(1,087)	1,216	(384)	1,280

Net cash provided by operating activities	64,284	62,005	124,928	123,208

Cash flows from investing activities:
Purchase of investment in debt securities available-for-sale	(110,021)	(131,437)	(220,364)	(288,472)
Proceeds from sales and maturities of investment in debt securities available-for-sale	215,811	83,655	414,129	206,104
Proceeds from sales of investment in equity securities available-for-sale	609	3,838	1,157	4,059
Purchase of developed technologies and other intangible assets	(1,324)	(1,081)	(2,945)	(2,070)
Purchase of property and equipment	(8,371)	(6,635)	(15,093)	(12,662)

Net cash provided by (used in) investing activities	96,704	(51,660)	176,884	(93,041)

Cash flows from financing activities:
Excess tax benefits from share-based payment arrangements	10,192	3,556	21,199	17,756
Proceeds from exercise of common stock options	18,011	14,189	55,699	18,589
Payments related to net settlement of share-based compensation awards	(1,135)	(502)	(8,190)	(2,300)
Purchase of treasury stock	(4,994)	(47,186)	(79,355)	(93,957)
Payments on other borrowings	0	0	(877)	(900)

Net cash provided by (used in) financing activities	22,074	(29,943)	(11,524)	(60,812)

Effect of foreign currency exchange rates on cash and cash equivalents	7,795	2,034	(9,179)	8,149

Net increase (decrease) in cash and cash equivalents	190,857	(17,564)	281,109	(22,496)
Cash and cash equivalents at beginning of the period	478,370	510,616	388,118	515,548

Cash and cash equivalents at end of the period	$669,227	$493,052	$669,227	$493,052

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

NOTE 2—Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three months and six months ended August 31, 2010 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months and six months ended August 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2011. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting. For further information, see the Company’s Consolidated Financial Statements, including notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2010.

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

Impairment of Goodwill and Other Long-Lived Assets

The Company tests goodwill for impairment annually and whenever events or circumstances indicate that an impairment may have occurred. Accounting principles generally accepted in the U.S. require goodwill be tested at least annually using a two-step process that begins with identifying potential impairment. Potential impairment is identified if the fair value of the reporting unit to which goodwill applies is less than the recognized or book value of the related reporting entity, including such goodwill. Where the book value of a reporting entity, including related goodwill, is greater than the reporting entity’s fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. During the three months and six months ended August 31, 2010 and August 31, 2009, the Company did not identify any potential impairment related to its goodwill or potential risk related to the underlying reporting unit.

The Company evaluates the recoverability of its property and equipment and other long-lived assets whenever events or changes in circumstances indicate that an impairment may have occurred. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets. During the three months and six months ended August 31, 2010 and August 31, 2009, no significant impairment losses related to the Company’s long-lived assets were identified.

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

Unrealized gains and temporary losses on investments classified as available for sale are included within accumulated other comprehensive income, net of any related tax effect. Upon realization, such amounts are reclassified from accumulated other comprehensive income to investment income. Realized gains and losses and other than temporary impairments, if any, are reflected in the statements of operations as other income, net. The Company does not recognize changes in the fair value of its investments in income unless a decline in value is considered other-than-temporary. At August 31, 2010 and February 28, 2010, the vast majority of the Company’s investments were priced by pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, the Company assesses other factors to determine the security’s market value, including broker quotes or model valuations. Independent price verifications of all holdings are performed by pricing vendors which are then reviewed by the Company. In the event a price fails a pre-established tolerance check, it is researched so that the Company can assess the cause of the variance to determine what the Company believes is the appropriate fair market value.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at August 31, 2010 (in thousands):

	As of August 31, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$315,853	$315,853	$—	$—
Available-for-sale securities (1):
Treasuries	1,766	1,766	—	—
Certificates of deposit	23,014	—	23,014	—
Commercial paper	121,793	—	121,793	—
Agencies	294,261	—	294,261	—
Corporates	113,618	—	113,618	—
Equities (1)	3,480	3,480	—	—
Foreign currency derivatives (2)	65	—	65	—
Liabilities:
Foreign currency derivatives (3)	(77)	—	(77)	—

Total	$873,773	$321,099	$552,674	$—

(1)	Included in either cash and cash equivalents or investments in debt and equity securities in the Company’s Consolidated Balance Sheet at August 31, 2010, in addition to $176.4 million of cash.

(2)	Included in other current assets in the Company’s Consolidated Balance Sheet at August 31, 2010.

(3)	Included in accrued expenses in the Company’s Consolidated Balance Sheet at August 31, 2010.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at February 28, 2010 (in thousands):

	As of February 28, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$216,624	$216,624	$—	$—
Available-for-sale securities (1):
Treasuries	9,294	9,294	—	—
Certificates of deposit	133,810	—	133,810	—
Commercial paper	21,367	—	21,367	—
Agencies	349,338	—	349,338	—
Municipal bonds	11,754	—	11,754	—
Corporates	160,915	—	160,915	—
Equities (1)	4,687	4,687	—	—
Foreign currency derivatives (2)	77	—	77	—
Liabilities:
Foreign currency derivatives (3)	(4)	—	(4)	—

Total	$907,862	$230,605	$677,257	$—

(1)	Included in either cash and cash equivalents or investments in debt and equity securities in the Company’s Consolidated Balance Sheet at February 28, 2010, in addition to $62.4 million of cash.

(2)	Included in other current assets in the Company’s Consolidated Balance Sheet at February 28, 2010.

(3)	Included in accrued expenses in the Company’s Consolidated Balance Sheet at February 28, 2010.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table represents the Company’s investments measured at fair value as of August 31, 2010 (in thousands):

					Balance Sheet Classification
					Cash Equivalent Marketable Securities	Short-term Marketable Securities	Long-term Marketable Securities
	Amortized Cost	Gross Unrealized		Aggregate Fair Value
		Gains	Losses (1)
Money markets	$315,853	$—	$—	$315,853	$315,853	$—	$—
Treasury	1,750	16	—	1,766	—	1,766	—
Certificates of deposit	23,014	—	—	23,014	75	22,939	—
Commercial paper	121,794	—	(1)	121,793	58,906	62,887	—
Agencies	294,136	127	(2)	294,261	118,027	122,052	54,182
Corporates	113,057	581	(20)	113,618	—	92,867	20,751
Equities	208	3,272	—	3,480	—	3,480	—

Total	$869,812	$3,996	$(23)	$873,785	$492,861	$305,991	$74,933

(1)	As of August 31, 2010, there were no accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer.

The following table represents the Company’s investments measured at fair value as of February 28, 2010 (in thousands):

					Balance Sheet Classification
					Cash Equivalent Marketable Securities	Short-term Marketable Securities	Long-term Marketable Securities
	Amortized Cost	Gross Unrealized		Aggregate Fair Value
		Gains	Losses (1)
Money markets	$216,624	$—	$—	$216,624	$216,624	$—	$—
Treasury	9,253	41	—	9,294	—	9,294	—
Certificates of deposit	133,810	—	—	133,810	108,060	25,750	—
Commercial paper	21,367	—	—	21,367	—	21,367	—
Agencies	348,940	452	(54)	349,338	—	196,524	152,814
Municipal bonds	11,739	15	—	11,754	—	11,754	—
Corporates	159,596	1,399	(80)	160,915	1,038	103,280	56,597
Equities	278	4,409	—	4,687	—	4,687	—

Total	$901,607	$6,316	$(134)	$907,789	$325,722	$372,656	$209,411

(1)	Accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer totaled less than $0.1 million at February 28, 2010.

Internal Use Software

The Company capitalized $3.2 million and $1.7 million in costs related to the development of internal use software for its enterprise resource planning system and systems management applications during the six months ended August 31, 2010 and August 31, 2009, respectively. The Company amortizes the costs of computer software developed for internal use on a straight-line basis over an estimated useful life of five years. The carrying value of internal use software is included in property and equipment on the Company’s Consolidated Balance Sheets.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Capitalized Software Costs

Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. As a result of the Company’s practice of releasing source code that it has developed on a weekly basis for unrestricted download on the Internet, there is generally no passage of time between achievement of technological feasibility and the availability of the Company’s product for general release. Therefore, at August 31, 2010 and February 28, 2010, the Company had no internally developed capitalized software costs for products to be sold to third parties.

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

Share-Based Compensation

The Company measures share-based compensation cost at grant date, based on the estimated fair value of the award and recognizes the cost over the employee requisite service period typically on a straight-line basis, net of estimated forfeitures. The Company estimates the fair value of stock options using the Black-Scholes-Merton valuation model. The fair value of nonvested share awards, nonvested share units and performance share units are measured at their underlying closing share price on the date of grant.

The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements for the three months and six months ended August 31, 2010 and August 31, 2009 (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009
Cost of revenue	$1,370	$759	$2,561	$1,560
Sales and marketing	4,771	3,138	8,547	6,248
Research and development	4,080	3,075	7,435	6,348
General and administrative	5,454	4,041	10,306	7,533

Total share-based compensation	$15,675	$11,013	$28,849	$21,689

Share-based compensation expense qualifying for capitalization was insignificant for each of the three months and six months ended August 31, 2010 and August 31, 2009. Accordingly, no share-based compensation expense was capitalized during the three months and six ended August 31, 2010 and August 31, 2009.

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

During the three months and six months ended August 31, 2010, the Company granted the following share-based awards:

	Three Months Ended		Six Months Ended
	Shares and Shares Underlying Awards	Weighted Average Per Share Fair Value	Shares and Shares Underlying Awards	Weighted Average Per Share Fair Value
Options	4,111	$10.68	4,111	$10.68
Nonvested shares and share units	274,421	$31.58	570,561	$31.33
Performance share units—target (1)	—	$—	313,336	$29.31
Performance share awards (2)	—	$—	166,664	$29.31
Deferred share units	21,930	$31.56	22,582	$31.53

Total awards	300,462	$31.29	1,077,254	$30.36

(1)	On May 19, 2010, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved a form of award agreement for use with grants of performance share units in FY2011 (“PSUs”) with payouts based on the Company’s financial performance (the “FY2011 Operating Performance PSU Agreement”) and a form of award agreement for use with grants of PSUs in FY2011 with payouts based on the performance of the Company’s common stock (the “FY2011 Share Price Performance PSU Agreement”). Under the FY2011 Operating Performance PSU Agreement, an executive will be granted an award for a target number of PSUs, and depending on the Company’s financial performance, the executive may earn up to 200% of the target number of PSUs (the “Maximum PSUs”) over a performance period with three separate performance segments corresponding to three fiscal years of the Company. Up to 25% of the Maximum PSUs may be earned in respect of the first performance segment; up to 50% of the Maximum PSUs may be earned in respect of the second performance segment, less the amount earned in the first performance segment; and up to 100% of the Maximum PSUs may be earned in respect of the third performance segment, less the amount earned in the first and second performance segments. Under the FY2011 Share Price Performance PSU Agreement, an executive will be granted an award for a target number of PSUs, and depending on the performance of the Company’s common stock over a thirty-six month period beginning on March 1, 2010 (the “Share Price Performance Period”), the executive may earn up to 200% of the target number of PSUs. The number of PSUs earned, according to the formula specified in the FY2011 Share Price Performance PSU Agreement, will be determined based on a comparison of the performance of the Company’s stock price relative to the performance of the stock price of specified peer companies during the Share Price Performance Period. This performance is measured by the change in the average price of common stock calculated over the ninety-day periods ending at both the beginning and the end of the Share Price Performance Period.

(2)

On May 19, 2010, the Compensation Committee approved a form of award agreement for use with grants of performance-based restricted stock awards in FY2011 (the “Performance RSA Agreement”). Under the Performance RSA Agreement, executives are awarded shares of the Company’s common stock subject to achievement of a specified dollar amount of total revenues established by the Committee as the performance objective for FY2011 (the “RSA Performance Goal”). If the Company fails to achieve the RSA Performance Goal for FY2011, then all shares of restricted stock subject to the award are forfeited. If the Company

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

achieves the RSA Performance Goal for FY2011, 25% of the restricted stock vests on July 16, 2011, and the remainder vests ratably on a quarterly basis over the course of the subsequent three-year period, provided that the executive’s business relationship with the Company has not ceased.

Sales and Marketing Expenses

Sales and marketing expenses consist of costs, including salaries, sales commissions and related expenses, such as travel, of all personnel involved in the sales and marketing process. Sales and marketing expenses also include costs of advertising, sales lead generation programs, cooperative marketing arrangements and trade shows. Payments made to resellers or other customers are reported in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 605-50 Customer Payments and Incentives (formerly referenced as Emerging Issues Task Force Issue Number 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)) (“ASC 605-50”). All costs of advertising, to the extent allowable by ASC 605-50, are expensed as incurred. Advertising expense totaled $6.8 million and $5.6 million for the three months ended August 31, 2010 and August 31, 2009, respectively. For the six months ended August 31, 2010 and August 31, 2009, advertising expense totaled $12.3 million and $10.9 million, respectively.

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

The Company continues to assess the realizability of its deferred tax assets, which primarily consist of share-based compensation expense deductions, tax credit carryforwards and deferred revenue. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As of August 31, 2010, the deferred tax asset balance was $88.1 million, of which $6.0 million was offset by a valuation allowance. The Company continues to maintain a valuation allowance against its deferred tax assets with respect to certain foreign net operating loss (“NOL”) carryforwards.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

assets and (iii) evaluating the amount of unrecognized tax benefits, as well as the interest and penalties related to such uncertain tax positions. The Company’s estimates and assumptions may differ significantly from tax benefits ultimately realized.

Foreign Currency Translation

The Euro has been determined to be the primary functional currency for the Company’s European operations and local currencies have been determined to be the functional currencies for the Company’s Asia Pacific and South American operations. Foreign exchange gains and losses, which result from the process of remeasuring foreign currency transactions into the appropriate functional currency, are included in other income, net in the Company’s Consolidated Statements of Operations. Net foreign exchange loss included in other income, net was $0.1 million and $0.3 million for the three months ended August 31, 2010 and August 31, 2009, respectively. For the six months ended August 31, 2010 and August 31, 2009, net foreign exchange gains and losses included in other income, net totaled a $0.5 million gain and a $0.3 million loss, respectively. The impact of changes in foreign currency exchange rates resulting from the translation of foreign currency financial statements into U.S. dollars for financial reporting purposes is included in other comprehensive income, which is a separate component of stockholders’ equity. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average rates for the period.

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

The Company performs credit evaluations to reduce credit risk and generally requires no collateral from its customers. Management estimates the allowance for uncollectible accounts based on their historical experience and credit evaluation. The Company’s standard credit terms are net 30 days in the U.S., net 30 to 45 days in EMEA, and range from net 30 to net 60 days in Asia Pacific. At August 31, 2010 one customer accounted for approximately 11% of the Company’s accounts receivable. At February 28, 2010, no individual customer accounted for more than 10% of the Company’s accounts receivable. For the three months and six months ended August 31, 2010 and August 31, 2009, there were no individually significant customers from which the Company generated revenue.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table reconciles the numerators and denominators of the earnings per share calculation for the three months and six months ended August 31, 2010 and August 31, 2009 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009
Net income and net income—diluted	$23,656	$28,937	$47,727	$47,451

Weighted average common shares outstanding	189,027	187,099	188,477	188,007
Incremental shares attributable to assumed vesting or exercise of outstanding equity awards shares	4,533	5,560	4,980	5,053

Diluted shares	193,560	192,659	193,457	193,060

Diluted net income per share	$0.12	$0.15	$0.25	$0.25

The following share awards are not included in the computation of diluted earnings per share because the aggregate value of proceeds considered received upon either exercise or vesting were greater than the average market price of the Company’s common stock during the related periods and the effect of including such share awards in the computation would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009
Number of shares considered anti-dilutive for calculating diluted net income per share:	86	4,122	149	6,780

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

The Company has offices in more than 65 locations around the world. The Company manages its international business on an Americas-wide, EMEA-wide and Asia Pacific-wide basis. The following summarizes revenue, net income (loss) and total assets by geographic segment at and for the three months ended August 31, 2010 and August 31, 2009 (in thousands):

	Americas	EMEA	Asia Pacific	Total
	Three Months Ended August 31, 2010
Revenue from unaffiliated customers	$142,588	$46,430	$30,743	$219,761
Net income (loss)	$14,532	$10,040	$(916)	$23,656
Total assets	$1,615,079	$217,060	$111,456	$1,943,595

	Three Months Ended August 31, 2009
Revenue from unaffiliated customers	$116,515	$41,089	$26,029	$183,633
Net income (loss)	$25,601	$4,176	$(840)	$28,937
Total assets	$1,541,582	$171,161	$80,329	$1,793,072

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following summarizes revenue, net income (loss) and total assets by geographic segment at and for the six months ended August 31, 2010 and August 31, 2009 (in thousands):

	Americas	EMEA	Asia Pacific	Total
	Six Months Ended August 31, 2010
Revenue from unaffiliated customers	$277,193	$91,991	$59,721	$428,905
Net income (loss)	$33,486	$16,953	$(2,712)	$47,727
Total assets	$1,615,079	$217,060	$111,456	$1,943,595

	Americas	EMEA	Asia Pacific	Total
	Six Months Ended August 31, 2009
Revenue from unaffiliated customers	$230,364	$78,129	$49,528	$358,021
Net income (loss)	$42,796	$7,303	$(2,648)	$47,451
Total assets	$1,541,582	$171,161	$80,329	$1,793,072

The following table lists, for the three months ended August 31, 2010 and August 31, 2009, revenue from unaffiliated customers in the United States, the Company’s country of domicile, revenue from unaffiliated customers in Japan, which in terms of revenue, was the only individually material country outside the United States and revenue from other foreign countries.

	Three Months Ended August 31, 2010	Three Months Ended August 31, 2009
United States, the Company’s country of domicile	$126,341	$105,522
Japan	17,830	14,876
Other foreign	75,590	63,235

Total revenue from unaffiliated customers	$219,761	$183,633

The following table lists, for the six months ended August 31, 2010 and August 31, 2009, revenue from unaffiliated customers in the United States, the Company’s country of domicile, revenue from unaffiliated customers in Japan, which in terms of revenue, was the only individually material country outside the United States and revenue from other foreign countries.

	Six Months Ended August 31, 2010	Six Months Ended August 31, 2009
United States, the Company’s country of domicile	$242,801	$208,159
Japan	34,478	28,719
Other foreign	151,626	121,143

Total revenue from unaffiliated customers	$428,905	$358,021

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Total tangible long-lived assets located in the United States, the Company’s country of domicile, and similar tangible long-lived assets held outside the United States are summarized in the following table as of August 31, 2010 and February 28, 2010:

	As of August 31, 2010	As of February 28, 2010
United States, the Company’s country of domicile	$52,677	$51,523
Foreign	18,867	20,185

Total tangible long-lived assets	$71,544	$71,708

Comprehensive Income

The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income for the three months and six months ended August 31, 2010 and August 31, 2009 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009
Comprehensive income:
Net income	$23,656	$28,937	$47,727	$47,451
Foreign currency translation adjustments	(2,142)	(603)	(4,001)	(8,007)
Change in unrealized losses on marketable debt securities—available-for-sale	113	504	(673)	3,063
Change in unrealized gains on marketable equity securities—available-for-sale	(108)	(2,350)	(739)	4,385

Total comprehensive income, net of taxes	$21,519	$26,488	$42,314	$46,892

As of August 31, 2010 the Company holds investments in debt securities available for sale with an accumulated unrealized gain of $0.7 million and investments in equity securities available for sale with an accumulated unrealized gain of $3.3 million. As of February 28, 2010, the Company held investments in debt securities available for sale with an accumulated unrealized gain of $1.7 million and investments in equity securities available for sale with an accumulated unrealized gain of $4.4 million.

Recent Accounting Pronouncements

In January 2010, the FASB issued amended guidance to improve disclosure requirements related to Fair Value Measurements and Disclosures-Overall Subtopic 820-10 of the FASB Accounting Standards Codification (“ASC 820-10”) originally issued as FASB Statement No. 157, Fair value Measurements. The amended guidance requires companies to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for such transfers. These additional disclosure requirements were effective for reporting periods beginning March 1, 2010. For the three months ended August 31, 2010, the Company did not have any transfers in and out of Level 1 and Level 2 fair value measurements. The amended guidance also requires additional disclosures related to Level 3 fair value measurements. The Company does not currently have Level 3 fair value measurements.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 3—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of purchased technologies, customer and reseller relationships, trademarks, copyrights and patents, which are amortized over the estimated useful life, generally on a straight line basis with the exception of customer contracts and relationships which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit. Useful lives range from three to twelve years for purchased technologies and customer and reseller relationships and three to ten years for trademarks, copyrights and patents. As of August 31, 2010 and February 28, 2010, trademarks with an indefinite estimated useful life totaled $8.4 million and $9.0 million, respectively. Amortization expense associated with identifiable intangible assets was $4.5 million and $5.0 million for the three months ended August 31, 2010 and August 31, 2009, respectively. For the six months ended August 31, 2010 and August 31, 2009, amortization expense associated with identifiable intangible assets was $9.0 million and $10.0 million, respectively. The following is a summary of identifiable intangible assets (in thousands):

	August 31, 2010			February 28, 2010
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$54,496	$(15,137)	$39,359	$52,204	$(13,504)	$38,700
Purchased technologies	42,028	(26,009)	16,019	42,444	(23,593)	18,851
Customer and reseller relationships	80,704	(34,670)	46,034	80,760	(30,098)	50,662

Total identifiable intangible assets	$177,228	$(75,816)	$101,412	$175,408	$(67,195)	$108,213

NOTE 4—Income Taxes

Income Tax Expense

During the three months and six months ended August 31, 2010, the Company recorded $12.7 million and $25.7 million of income tax expense, which was based on an estimated annual effective tax rate of 35%. The Company’s estimated annual effective tax rate, which equaled the U.S. federal statutory rate of 35%, includes state income taxes which were offset by foreign income taxed at different rates.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the Company’s tax provision for the three months and six months ended August 31, 2010 and August 31, 2009.

	Three Months Ended		Six Months Ended
	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009
Provision for income taxes:
Income before provision for income taxes	$36,394	$33,258	$73,426	$61,741
Estimated annual effective tax rate on current year ordinary income	35%	35%	35%	35%

Provision for income taxes on current year ordinary income	12,738	11,640	25,699	21,609
Discrete tax benefit from research tax credit carryforwards	—	7,319	—	7,319

Provision for income taxes	$12,738	$4,321	$25,699	$14,290

Deferred Taxes

As of August 31, 2010, the net deferred tax asset balance was $88.1 million, of which $6.0 million was offset by a valuation allowance. The Company continues to maintain a valuation allowance against its deferred tax assets with respect to certain foreign NOLs.

As of August 31, 2010, the Company had U.S. state NOL carryforwards of approximately $27.5 million. As of August 31, 2010, the Company had a U.S. federal research tax credit carryforward of approximately $31.2 million and a U.S. foreign tax credit carryforward of approximately $9.5 million. These NOL and tax credit carryforwards are scheduled to expire in varying amounts beginning in 2011.

Unrecognized tax benefits

The Company’s unrecognized tax benefits were $44.5 million as of August 31, 2010 and $43.4 million as of February 28, 2010. The Company’s unrecognized tax benefits at August 31, 2010 and February 28, 2010, which, if recognized, would affect the Company’s effective tax rate, were $37.0 million and $36.1 million, respectively.

During the three months and six months ended August 31, 2010, the amount of unrecognized tax benefits increased $0.5 million and $1.1 million, respectively, primarily as a result of increases with respect to tax positions taken during prior periods. The Company does not currently anticipate any significant changes in its unrecognized tax benefits for the next 12 months. No settlements of uncertain income tax positions or reductions in long-term obligations related to unrecognized tax benefits occurred during the three months and six months ended August 31, 2010.

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as income tax expense. Accrued interest and penalties related to unrecognized tax benefits totaled $1.2 million and $1.1 million as of August 31, 2010 and February 28, 2010, respectively.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of August 31, 2010. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs:

Tax Jurisdiction	Years Subject to Income Tax Examination
U.S. federal	1994 – Present

North Carolina	1999 – Present

Ireland	2006 – Present

Japan*	2008 – Present

*	The Company has been examined for income tax for years through February 28, 2007. However, the statute of limitations remains open for 5 years.

An income tax examination by the U.S. Internal Revenue Service with respect to the Company’s fiscal year ended February 28, 2007 has been completed. There were no significant adjustments resulting from the examination.

The Company or one of its subsidiaries is currently undergoing income tax examinations in Argentina, Germany and India.

The Company believes it has adequately provided for any reasonably foreseeable outcomes related to tax audits.

NOTE 5—Commitments and Contingencies

As of August 31, 2010, the Company leased office space and certain equipment under various non-cancelable operating leases. Rent expense under operating leases was $5.6 million and $5.7 million for the three months ended August 31, 2010 and August 31, 2009, respectively. For each of the six months ended August 31, 2010 and August 31, 2009, rent expense under operating leases was $11.1 million.

In January 2002, the Company assumed the lease obligation of an unrelated third party for an office building which serves as the Company’s headquarters. This lease terminates in June 2020. As compensation to the Company for assuming this obligation, the third party paid rent on the Company’s behalf from the commencement of the sublease until February 2003, is allowing the Company the use of all furniture and fixtures, including building improvements, that were in the building at the time of the commencement of the sublease, and paid the Company a certain monthly amount through October 2002, to offset the operating expenses of this building, all of which was valued in the aggregate at $5.9 million. Included in the aggregate amount was $3.6 million representing the fair value of furniture and fixtures. This credit balance began to amortize, as a reduction to related rent expense, in fiscal 2004 and will continue to do so until the lease terminates in June 2020. The furniture and fixtures were depreciated over a period of seven years. As of August 31, 2010 and February 28, 2010, the carrying amount of the long-term deferred lease credit was $3.7 million and $3.8 million, respectively.

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

As of August 31, 2010, the amount available under the program for the repurchase of the Company’s common stock was $230.4 million.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The effects of derivative instruments on the Company’s consolidated financial statements are as follows as of August 31, 2010 and for the three months and six months then ended (in thousands):

	As of August 31, 2010				Three Months Ended August 31, 2010	Six Months Ended August 31, 2010
	Balance Sheet Location	Fair Value	Notional Value	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$65	$3,331	Other income, net	$290	$445
Liabilities—foreign currency forward contracts not designated as hedges	Accrued expenses	$(77)	$17,924	Other income, net	$(382)	$(1,045)

TOTAL		$(12)	$21,255		$(92)	$(600)

The aggregate notional amount of outstanding forward contracts at February 28, 2010 was $8.4 million. The fair value of these outstanding contracts at February 28, 2010 was gross, a $0.1 million asset and a less than $0.1 million liability, and is recorded in other current assets and accrued expenses, respectively on the Consolidated Balance Sheet.

NOTE 8—Legal Proceedings

Commencing on or about March 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. Approximately 310 other IPO issuers were named as defendants in similar class action complaints (together, the “IPO Allocation Actions”). On August 8, 2001, Chief Judge Michael Mukasey of the U.S. District Court for the Southern District of New York issued an order that transferred all of the IPO Allocation Actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings (Case No. 21 MC 92). The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages, attorneys’ and expert fees and other unspecified costs. In October of 2002, the individual director and officer defendants of the Company were dismissed from the case without prejudice. In October of 2004, the District Court certified a class in six of the 310 actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Company’s action is not one of the focus cases. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification with respect to the focus cases and remanded the matter for further consideration. In September 2007, discovery moved forward in the focus cases and plaintiff filed and amended complaints against the focus case issuer and underwriter defendants. Defendants in the focus cases filed motions to dismiss the second amended complaints in November 2007 and filed their oppositions to plaintiffs’ motion for class certification in December 2007. The motions to dismiss in the focus cases were granted in part. On April 2, 2009, the plaintiffs’ executive committee on behalf of the proposed class filed a

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

motion for preliminary approval of a settlement agreement to resolve the lawsuit, to which the Company has consented and for which payments called for by the settlement agreement are to be paid by the defendant insurers. The trial court heard arguments on September 10, 2009 on the fairness of the settlement. In an opinion and order filed October 5, 2009, the trial court approved the class, granted plaintiffs’ motion for approval of the settlement and directed the clerk of the court to close the action. Notices of appeal in the matter have been filed, and the appeal is pending before the Court of Appeals for the Second Circuit.

In the summer of 2004, 14 class action lawsuits were filed against the Company and several of its former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of North Carolina. In each of the actions, plaintiffs sought to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arose in connection with the Company’s announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs asserted that certain former officers (the “Individual Defendants”) and the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), and Rule 10b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs sought unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in the Company’s common stock, disgorgement by the Company’s former chief executive officer and former chief financial officer of certain compensation and profits from trading in the Company’s common stock pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 and other relief. As of September 8, 2004, all of these class action lawsuits were consolidated into a single action referenced as Civil Action No. 5:04-CV-473BR and titled In re Red Hat, Inc. Securities Litigation. On May 6, 2005, the plaintiffs filed an amended consolidated class action complaint. On July 29, 2005, the Company, on behalf of itself and the Individual Defendants, filed a motion to dismiss the action for failure to state a claim upon which relief may be granted. Also on that date, PricewaterhouseCoopers LLP (“PwC”), another defendant, filed a separate motion to dismiss. On May 12, 2006, the Court issued an order granting the motion to dismiss the Securities Exchange Act claims against several of the Individual Defendants, but denying the motion to dismiss the Securities Exchange Act claims against the Company, its former chief executive officer and former chief financial officer. The Court dismissed the claims under the Sarbanes-Oxley Act in their entirety, and also granted PwC’s motion to dismiss. On November 6, 2006, the plaintiffs filed a motion for class certification. Subsequent to the filing of that motion, several plaintiffs withdrew as potential class representatives, and the Company opposed the certification of the remaining proposed class representatives. On May 11, 2007, the Court entered an order denying class certification and denying all other pending motions as moot. Thereafter, on July 13, 2007 Charles Gilbert filed a renewed motion for appointment as lead plaintiff and approval of selection of lead counsel. On November 13, 2007, the Court entered an Order allowing Gilbert’s motion, appointing him lead plaintiff, adding him as a party plaintiff and appointing lead counsel. On January 14, 2008, Gilbert’s counsel filed a motion to certify the action as a class action. On August 28, 2009, the Court entered an Order certifying the action as a class action, appointing Gilbert as the class representative, and defining the class as “all purchasers of the common stock of Red Hat, Inc. between December 17, 2002, and July 12, 2004, inclusive and who were damaged thereby,” excluding Company insiders. On December 15, 2009, the Company announced that it had reached an agreement in principle to settle this matter, subject, among other matters, to completion of a final written settlement agreement and court approval. The Company recorded, for its quarter ended November 30, 2009, an estimated liability in the amount of $8.8 million for its portion of the proposed settlement. On March 29, 2010, counsel for the class filed a Motion for Preliminary Approval of the Settlement and, on June 11, 2010, a United States Magistrate Judge issued a Memorandum and Recommendation to the presiding judge that the motion be approved. On July 8, 2010, the presiding judge approved the motion and set the hearing for the final fairness hearing on December 7,

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2010. Should the efforts to settle this matter not be successful, the Company intends to vigorously defend itself in this matter. There can be no assurance, however, that the Company would be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved.

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

On March 3, 2009, Software Tree LLC filed a complaint in the Eastern District of Texas (Civil Action No. 6:09-cv-00097-LED) against Red Hat, Inc. and others alleging direct and indirect infringement of U.S. Patent No. 6,163,776 with regard to aspects of the Company’s JBoss Hibernate product, among other products of the Defendants. The complaint seeks, among other relief, compensatory damages, enhanced damages and injunctive relief. The Company answered the complaint on April 7, 2009 and denied the allegations of direct and indirect infringement, asserted affirmative defenses and filed a counterclaim seeking a declaration that the patent was invalid, unenforceable and not infringed. The parties filed a joint stipulation of dismissal on October 6, 2010, in which Software Tree stipulated to dismissal with prejudice of its claims and Red Hat stipulated to dismissal without prejudice of its counterclaims.

On December 9, 2009, the Company filed a complaint in the Eastern District of Texas (Civil Action No. 6:09-cv-00549) against Bedrock Computer Technologies LLC (“Bedrock”) seeking a declaratory judgment that United States Patent No. 5,893,120 (“‘120 Patent”) is invalid, unenforceable and not infringed. The complaint states that Bedrock brought an action in which it wrongly accused some customers of the Company of infringing the ‘120 Patent based on their use of computer equipment configured with or utilizing software based on various versions of the Linux operating system. The complaint seeks a declaration that anyone’s use, sale, or offer for sale of the Linux kernel distributed by the Company has not and does not in any manner infringe any claim of the patent or otherwise infringe or violate any rights of Bedrock and that the ‘120 Patent is invalid and unenforceable. On January 29, 2010, Bedrock responded denying the contentions in the complaint and asserting a counterclaim alleging that Red Hat has directly and indirectly infringed the ‘120 Patent. On February 22, 2010, Red Hat replied to the counterclaim denying the allegations of infringement and asserting affirmative defenses. On March 26, 2010, Bedrock filed its first amended answer and counterclaim with crossclaims against fifteen parties. Trial in the case has been scheduled for October 11, 2011. Based on information available to date, the Company believes it has meritorious defenses to the counterclaims and intends to vigorously defend itself. There can be no assurance, however, that the Company will be successful in its defense, and an adverse resolution of the counterclaims could have a material adverse effect on its business, financial position and results of operations, including its ability to continue to commercialize the technologies implicated in the litigation.

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

Open source software is an alternative to proprietary software and represents a different model for the development and licensing of commercial software code than that typically used for proprietary software. Because open source software code is often freely shared, there are customarily no licensing fees for the distribution of open source software. Therefore, we do not recognize revenue from the licensing of the code itself. We provide value to our customers through the aggregation, integration, testing, certification, delivery, maintenance and support of our Red Hat enterprise technologies, and by providing a level of scalability, stability and accountability for the enterprise technologies we package and distribute. Moreover, because communities of developers not employed by us assist with the creation of our open source offerings, opportunities for further innovation of our offerings are supplemented by these communities.

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

Revenue.    For the three months ended August 31, 2010, total revenue increased 19.7% or $36.1 million to $219.8 million from $183.6 million for the three months ended August 31, 2009. Subscription revenue increased 19.1% or $29.9 million, driven primarily by additional subscriptions related to our principal RHEL technologies, which continue to gain broader market acceptance in mission-critical areas of computing, and our expansion of sales channels and geographic footprint. The increase is, in part, a result of the continued migration of enterprises in industries such as telecommunications, government and financial services to our open source platform from a proprietary Unix platform. Training and services revenue increased 22.7% or $6.2 million for the three months ended August 31, 2010 as compared to the same period ended August 31, 2009. The increase is driven primarily by an improving economic environment in which enterprises are increasing discretionary spending in areas such as IT training and consulting.

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

Deferred Revenue.    Our deferred revenue, current and long-term, balance at August 31, 2010 was $649.6 million. Because of our subscription model and revenue recognition policies, deferred revenue improves predictability of future revenue. Deferred revenue at August 31, 2010 increased $3.8 million or 0.6% as compared to the balance at February 28, 2010 of $645.9 million. As a result of changes in foreign currency exchange rates, our deferred revenue balance at August 31, 2010 was $8.6 million lower than what it would have been if spot exchange rates on that date were the same as at February 28, 2010.

Subscriptions.    Our enterprise technologies are sold under subscription agreements. These agreements typically have a one- or three-year subscription period. The subscription entitles the end user to maintenance, which generally consists of a specified level of support, as well as security updates, bug fixes, functionality enhancements and upgrades to the technology, when and if available, during the term of the subscription through our integrated management technologies, RHN, RHN Satellite, JBoss ON and JBoss CSP. Our customers have the ability to purchase higher levels of subscriptions that increase the level of support the customer is entitled to receive. Subscription revenue increased sequentially for the first and second quarters of fiscal 2011 and each quarter of fiscal 2010 and 2009 and is being driven primarily by the increased market acceptance and use of open source software by the enterprise and our expansion of sales channels and geographic footprint during these periods.

Revenue by geography.    We operate our business in three geographic regions: the Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Japan, Singapore, India, Australia, South Korea and China). In the three months ended August 31, 2010, approximately $93.4 million or 42.5% of our revenue was generated outside the United States compared to approximately $78.1 million or 42.5% for the three months ended August 31, 2009. Our international operations are expected to continue to grow as our international sales force and channels become more mature and as we enter new locations or expand our presence in existing locations. As of August 31, 2010, we had offices in more than 65 locations throughout the world.

Gross profit margin.    Primarily as a result of investments made in process and technology infrastructure enhancements to support the delivery of our training and professional services, gross profit margin decreased to 83.8% for the three months ended August 31, 2010 from 84.5% for the three months ended August 31, 2009.

Income from operations.    Operating income was 15.5% and 15.0% of total revenue for the three months ended August 31, 2010 and August 31, 2009, respectively. The increase in operating income as a percentage of revenue is a result of the decrease in operating expenses relative to revenue as we continued to focus on managing discretionary spending and leveraging existing resources within corporate functions. Overall operating expenses as a percentage of revenue decreased to 68.3% for the three months ended August 31, 2010 from 69.5% for the three months ended August 31, 2009.

Cash, cash equivalents, investments in debt and equity securities and cash flow from operations.    Cash, cash equivalents and short-term and long-term available-for-sale investments in securities balances at August 31, 2010 totaled $1.05 billion. Cash generated from operating activities for the three months ended August 31, 2010 totaled $64.3 million, primarily as a result of the increase in subscription revenue and billings during the same period. Additionally, employees’ exercise of stock options generated $18.0 million of cash proceeds for the three months ended August 31, 2010.

Our significant cash balance gives us a measure of flexibility to take advantage of opportunities such as acquisitions, increasing investment in international areas and repurchasing our own common stock. During the three months ended August 31, 2010, we repurchased $5.0 million of our common stock.

Foreign currency exchange rates’ impact on results of operations.    Approximately 42.5% of our revenue for the three months ended August 31, 2010 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions results in increased revenue and operating expenses from operations for our non-U.S. operations. Similarly, our revenue and operating expenses will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from the second quarter of our prior fiscal year ended February 28, 2010, our revenue and operating expenses from non-U.S. operations for the three months ended August 31, 2010 would have been higher than we reported using the average exchange rates for the second quarter of our current fiscal year ending February 28, 2011 by approximately $3.0 million and $1.4 million, respectively, which would have resulted in income from operations being higher by $1.6 million.

In our fiscal year ending February 28, 2011, we expect to focus on, among other things, (i) gaining widespread acceptance and deployment of Red Hat enterprise technologies by enterprise users globally, (ii) generating increasing revenue from our existing customer base by renewing existing subscriptions and providing additional value to our customers and by growing the number of enterprise technologies that comprise our open source architecture, (iii) generating increased revenue by providing additional systems management, developer support and other targeted services and (iv) generating increasing revenue from additional market penetration through a broader and deeper set of channel partner relationships, including OEMs, VARs and systems integrators and our own international expansion, among other means.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies and estimates include the following:

•	Revenue recognition;

•	Impairment of goodwill and other long-lived assets;

•	Share-based compensation; and

•	Deferred taxes and uncertain tax positions.

Revenue recognition

We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 985-605 (formerly referenced as Statement of Position No. 97-2, Software Revenue Recognition). We establish persuasive evidence of a sales arrangement for each type of revenue transaction based on either a signed contract with the end customer, a click-through contract on our website whereby the customer agrees to our standard subscription terms, signed or click-through distribution contracts with OEMs and other resellers, or, in the case of individual training seats, through receipt of payment which indicates acceptance of our training agreement terms.

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

Impairment of goodwill and other long-lived assets

We test goodwill for impairment annually and whenever events or circumstances indicate an impairment may exist. We test goodwill at least annually using a two-step process that begins with identifying any potential impairment. Potential impairment is identified if the fair value of the reporting unit to which goodwill applies is less than the recognized or book value of the related reporting entity, including such goodwill. Where the book value of a reporting entity, including related goodwill, is greater than the reporting entity’s fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. For the three months and six months ended August 31, 2010 and August 31, 2009, we did not identify any potential impairment related to our goodwill or potential risk related to the underlying reporting unit.

We evaluate the recoverability of our property and equipment and other long-lived assets whenever events or changes in circumstances indicate that an impairment may have occurred. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets. For the three months and six months ended August 31, 2010 and August 31, 2009, no significant impairment losses related to our long-lived assets were identified. For further discussion, see NOTE 2 to the Consolidated Financial Statements.

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

We continue to assess the realizability of our deferred tax assets, which primarily consist of share-based compensation expense deductions, tax credit carryforwards and deferred revenue. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As of August 31, 2010, the deferred tax asset balance was $88.1 million, of which $6.0 million was offset by a valuation allowance. We continue to maintain a valuation allowance against our deferred tax assets with respect to certain foreign net operating loss (“NOL”) carryforwards.

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

RESULTS OF OPERATIONS

Three months ended August 31, 2010 and August 31, 2009

The following table is a summary of our results of operations for the three months ended August 31, 2010 and August 31, 2009 (in thousands):

	Three Months Ended (Unaudited)
	August 31, 2010	August 31, 2009	$ Change	% Change
Revenue:
Subscriptions	$186,183	$156,273	$29,910	19.1%
Training and services	33,578	27,360	6,218	22.7

Total subscription and training and services revenue	219,761	183,633	36,128	19.7

Cost of subscription and training and services revenue:
Cost of subscriptions	12,256	10,972	1,284	11.7
As a % of subscription revenue	6.6%	7.0%
Cost of training and services	23,446	17,468	5,978	34.2
As a % of training and services revenue	69.8%	63.8%

Total cost of subscription and training and services revenue	35,702	28,440	7,262	25.5
As a % of total revenue	16.2%	15.5%

Total gross profit	184,059	155,193	28,866	18.6

Operating expense:
Sales and marketing	79,434	66,768	12,666	19.0
Research and development	42,361	36,360	6,001	16.5
General and administrative	28,193	24,523	3,670	15.0

Total operating expense	149,988	127,651	22,337	17.5

Income from operations	34,071	27,542	6,529	23.7
Interest income	1,775	2,524	(749)	(29.7)
Other income, net	548	3,192	(2,644)	(82.8)

Income before provision for income taxes	36,394	33,258	3,136	9.4
Provision for income taxes	12,738	4,321	8,417	194.8

Net income	$23,656	$28,937	$(5,281)	(18.3)%

Gross profit margin-subscriptions	93.4%	93.0%
Gross profit margin-training and services	30.2%	36.2%
Gross profit margin	83.8%	84.5%
As a % of total revenue:
Subscription revenue	84.7%	85.1%
Training and services revenue	15.3%	14.9%
Sales and marketing expense	36.1%	36.4%
Research and development expense	19.3%	19.8%
General and administrative expense	12.8%	13.4%
Total operating expenses	68.3%	69.5%
Income from operations	15.5%	15.0%
Income before provision for income taxes	16.6%	18.1%
Net income	10.8%	15.8%
Estimated annual effective income tax rate (1)	35.0%	35.0%

(1)	Estimated annual effective tax rate is based on estimated annual ordinary income and excludes discrete benefits from research tax credits of $7.3 million we recognized during the three months ended August 31, 2009. See NOTE 5 to the Consolidated Financial Statements for further discussion.

Revenue

Subscription revenue

Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat enterprise technologies, increased by 19.1% or $29.9 million to $186.2 million for the three months ended August 31, 2010 from $156.3 million for the three months ended August 31, 2009. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion, and continuing innovation, which attracts new customers and helps to drive renewals from existing customers.

Training and services revenue

Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees received from customers for consulting services regarding our offerings and the deployment of Red Hat enterprise technologies and for delivery of added functionality to Red Hat enterprise technologies for our major customers and OEM partners. Total training and services revenue increased by 22.7% or $6.2 million to $33.6 million for the three months ended August 31, 2010 from $27.4 million for the three months ended August 31, 2009. Training revenue increased 5.4% or $0.6 million as some enterprises begin to increase overall spending on discretionary items such as training and related travel in response to a better overall economic environment. Our services revenue increased by 33.7% or $5.6 million as a result of both increased subscription sales and a better overall economic environment. Combined training and services revenue increased as a percentage of total revenue to 15.3% for the three months ended August 31, 2010 from 14.9% for the three months ended August 31, 2009.

Cost of revenue

Cost of subscription revenue

The cost of subscription revenue primarily consists of expenses we incur to support, distribute, manufacture and package Red Hat enterprise technologies. These costs include labor related cost to provide technical support and maintenance, as well as cost for fulfillment, physical media, literature, packaging and shipping. Cost of subscription revenue increased by 11.7% or $1.3 million to $12.3 million for the three months ended August 31, 2010 from $11.0 million for the three months ended August 31, 2009. The increase is partially the result of continued additions to our technical support staff to meet the demands of our growing subscriber base for support and maintenance, and includes additional compensation expense of $0.6 million. The remaining increase relates primarily to process and technology infrastructure investments which, including depreciation and amortization, increased by $0.5 million. As the number of Red Hat enterprise technology subscriptions continues to increase, we expect associated support cost also will continue to increase, although we anticipate this will occur at a rate slower than that of subscription revenue growth due to economies of scale. As a result, gross profit margin on subscriptions increased to 93.4% for the three months ended August 31, 2010 from 93.0% for the three months ended August 31, 2009.

Cost of training and services revenue

Cost of training and services revenue is mainly comprised of personnel and third-party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to various customers. Cost of training and services revenue increased by 34.2% or $6.0 million to $23.4 million for the three months ended August 31, 2010 from $17.5 million for the three months ended August 31, 2009. The cost to deliver training increased 21.6% or $1.4 million to $7.9 million for the three months ended August 31, 2010 compared to $6.5 million for the three months ended August 31, 2009. The increase in training costs was primarily due to the use of outside contractors and off-site training facilities to deliver training services, which increased training costs by $0.9 million for the three months ended August 31, 2010. The remaining increase was primarily due to investments in process and technology infrastructure enhancements which totaled approximately

$0.3 million. Costs to deliver our services revenue increased by 40.9% or $4.6 million and primarily relates to increased services revenue. Total costs to deliver training and services as a percentage of training and services revenue increased to 69.8% for the three months ended August 31, 2010 from 63.8% for the three months ended August 31, 2009.

Gross profit

Primarily as a result of investments made in process and technology infrastructure enhancements to support the delivery of our training and professional services, gross profit margin decreased to 83.8% for the three months ended August 31, 2010 from 84.5% for the three months ended August 31, 2009.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 19.0% or $12.7 million to $79.4 million for the three months ended August 31, 2010 from $66.8 million for the three months ended August 31, 2009. Selling costs increased $9.4 million and includes $7.2 million of additional employee compensation expense attributable to the expansion of our sales force from the prior year. Marketing costs grew $3.3 million or 23.2% for the three months ended August 31, 2010 as compared to the three months ended August 31, 2009. The increase in marketing costs includes $1.5 million related to increased headcount to support our expanding marketing efforts. The remaining increase in sales and marketing costs primarily relates to incremental advertising costs and process and technology infrastructure enhancements which increased $1.2 million and $1.6 million, respectively for the three months ended August 31, 2010 as compared to the three months ended August 31, 2009. Sales and marketing expense as a percentage of revenue decreased to 36.1% for the three months ended August 31, 2010 from 36.4% for the three months ended August 31, 2009 as we continue to leverage our existing infrastructure to generate increased sales.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased by 16.5% or $6.0 million to $42.4 million for the three months ended August 31, 2010 from $36.4 million for the three months ended August 31, 2009. The increase in research and development costs primarily resulted from the expansion of our engineering group through direct hires. Employee compensation increased by $4.9 million. The remaining increase in research and development costs relates primarily to process and technology infrastructure enhancements, which increased $0.9 million. Research and development expense was 19.3% and 19.8% of total revenue for the three months ended August 31, 2010 and August 31, 2009, respectively.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including information systems, finance, accounting, legal, human resources and facilities expense. General and administrative expense increased by 15.0% or $3.7 million to $28.2 million for the three months ended August 31, 2010 from $24.5 million for the three months ended August 31, 2009. The increase in general and administrative expenses of $3.7 million for the three months ended August 31, 2010 as compared to the three months ended August 31, 2009, includes $2.5 million of increased compensation expense, of which $1.4 million relates to non-cash share-based compensation expense. The remaining increase is due to outside services fees, which were primarily for outside legal services. General and administrative expense decreased as a percentage of revenue to 12.8% for the three months ended August 31, 2010 from 13.4% for the three months ended August 31, 2009 as we continued to leverage our corporate functions.

Interest income

Interest income decreased by 29.7% or $0.7 million to $1.8 million for the three months ended August 31, 2010 from $2.5 million for the three months ended August 31, 2009. The decrease in interest income for the three months ended August 31, 2010 is attributable to lower yields on our investments due to an overall lower interest rate environment.

Other income, net

Other income, net decreased $2.6 million for the three months ended August 31, 2010 as compared to the three months ended August 31, 2009. Gains realized from the sale of our investments in available-for-sale equity securities totaled $0.6 million for the three months ended August 31, 2010 which was $2.9 million lower than the $3.5 million of gains realized from the sale of available-for-sale equity securities during the three months ended August 31, 2009. Partially offsetting the reduced gains from the sale of equity investments were gains resulting from changes in foreign currency exchange rates which increased $0.2 million for the three months ended August 31, 2010.

Income taxes

During the three months ended August 31, 2010 and August 31, 2009, the Company recorded $12.7 million and $4.3 million, respectively of income tax expense. Tax expense for the three months ended August 31, 2010 of $12.7 million was based on an estimated annual effective tax rate of 35%. Our estimated annual effective tax rate of 35%, which equals the U.S. federal statutory rate of 35%, includes state income taxes which are offset by foreign income taxed at different rates. Tax expense for the three months ended August 31, 2009 of $4.3 million includes a discrete tax benefit from research tax credits, net of a corresponding reduction of NOLs, which resulted in a net reduction of income tax expense of $7.3 million. Excluding the impact of the discrete tax benefit, the Company’s estimated annual effective tax rate was 35% for the three months ended August 31, 2009. The estimated annual effective tax rate for the three months ended August 31, 2009, which equaled the U.S. federal statutory rate of 35%, includes state income taxes which were offset by foreign income taxed at different rates.

Six months ended August 31, 2010 and August 31, 2009

The following table is a summary of our results of operations for the six months ended August 31, 2010 and August 31, 2009 (in thousands):

	Six Months Ended (Unaudited)
	August 31, 2010	August 31, 2009	$ Change	% Change
Revenue:
Subscriptions	$365,259	$305,063	$60,196	19.7%
Training and services	63,646	52,958	10,688	20.2

Total subscription and training and services revenue	428,905	358,021	70,884	19.8

Cost of subscription and training and services revenue:
Cost of subscriptions	24,920	21,023	3,897	18.5
As a % of subscription revenue	6.8%	6.9%
Cost of training and services	44,019	33,886	10,133	29.9
As a % of training and services revenue	69.2%	64.0%

Total cost of subscription and training and services revenue	68,939	54,909	14,030	25.6
As a % of total revenue	16.1%	15.3%

Total gross profit	359,966	303,112	56,854	18.8

Operating expense:
Sales and marketing	153,998	130,745	23,253	17.8
Research and development	83,019	71,462	11,557	16.2
General and administrative	54,638	48,308	6,330	13.1

Total operating expense	291,655	250,515	41,140	16.4

Income from operations	68,311	52,597	15,714	29.9
Interest income	3,438	5,955	(2,517)	(42.3)
Other income (expense), net	1,677	3,189	(1,512)	(47.4)

Income before provision for income taxes	73,426	61,741	11,685	18.9
Provision for income taxes	25,699	14,290	11,409	79.8

Net income	$47,727	$47,451	$276	0.6%

Gross profit margin-subscriptions	93.2%	93.1%
Gross profit margin-training and services	30.8%	36.0%
Gross profit margin	83.9%	84.7%
As a % of total revenue:
Subscription revenue	85.2%	85.2%
Training and services revenue	14.8%	14.8%
Sales and marketing expense	35.9%	36.5%
Research and development expense	19.4%	20.0%
General and administrative expense	12.7%	13.5%
Total operating expenses	68.0%	70.0%
Income from operations	15.9%	14.7%
Income before provision for income taxes	17.1%	17.2%
Net income	11.1%	13.3%
Estimated annual effective income tax rate (1)	35.0%	35.0%

(1)	Estimated annual effective tax rate is based on estimated annual ordinary income and excludes discrete benefits from research tax credits of $7.3 million we recognized during the six months ended August 31, 2009. See NOTE 5 to the Consolidated Financial Statements for further discussion.

Revenue

Subscription revenue

Subscription revenue increased by 19.7% or $60.2 million to $365.3 million for the six months ended August 31, 2010 from $305.1 million for the six months ended August 31, 2009. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion, and continuing innovation, which attracts new customers and helps to drive renewals from existing customers.

Training and services revenue

Total training and services revenue increased by 20.2% or $10.7 million to $63.6 million for the six months ended August 31, 2010 from $53.0 million for the six months ended August 31, 2009. Training revenue increased 6.0% or $1.2 million as some enterprises begin to increase overall spending on discretionary items such as training and related travel in response to a better overall economic environment. Our services revenue increased by 28.8% or $9.5 million as a result of both a better overall economic environment and increased subscription sales. Combined training and services revenue as a percentage of total revenue was 14.8% for the each of the six months ended August 31, 2010 and August 31, 2009.

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue increased by 18.5% or $3.9 million to $24.9 million for the six months ended August 31, 2010 from $21.0 million for the six months ended August 31, 2009. The increase is partially the result of continued additions to our technical support staff to meet the demands of our growing subscriber base for support and maintenance, and includes additional compensation of $1.6 million. The remaining increase relates primarily to process and technology infrastructure investments which increased by $1.9 million. As the number of open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will occur at a rate slower than that of subscription revenue growth due to economies of scale. As a result, gross profit margin on subscriptions increased to 93.2% for the six months ended August 31, 2010 from 93.1% for the six months ended August 31, 2009.

Cost of training and services revenue

Cost of training and services revenue increased by 29.9% or $10.1 million to $44.0 million for the six months ended August 31, 2010 from $33.9 million for the six months ended August 31, 2009. The cost to deliver training increased 21.6% or $2.8 million to $15.5 million for the six months ended August 31, 2010 compared to $12.8 million for the six months ended August 31, 2009. The increase in training costs was related to both increased training revenue and investments in process and technology infrastructure enhancements which, including depreciation and amortization, totaled approximately $1.4 million. Costs to deliver our services revenue increased by 34.2% or $7.3 million and primarily relates to increased services revenue. As a result of the process and technology infrastructure investments, total costs to deliver training and services as a percentage of training and services revenue increased to 69.2% for the six months ended August 31, 2010 from 64.0% for the six months ended August 31, 2009.

Gross profit

Primarily as a result of investments made in process and technology infrastructure enhancements to support the delivery of our training and professional services, gross profit margin decreased to 83.9% for the six months ended August 31, 2010 from 84.7% for the six months ended August 31, 2009.

Operating expenses

Sales and marketing

Sales and marketing expense increased by 17.8% or $23.3 million to $154.0 million for the six months ended August 31, 2010 from $130.7 million for the six months ended August 31, 2009. Selling costs increased $18.3 million and includes $14.9 million of additional employee compensation and travel related expense attributable to the expansion of our sales force from the prior year. Marketing costs grew $4.9 million or 18.2% for the six months ended August 31, 2010 as compared to the six months ended August 31, 2009. The increase in marketing costs includes $2.5 million related to increased headcount to support our expanding marketing efforts. The remaining increase in sales and marketing costs primarily relates to incremental advertising costs and process and technology infrastructure enhancements which increased $1.3 million and $3.0 million, respectively for the six months ended August 31, 2010 as compared to the six months ended August 31, 2009. Sales and marketing expense as a percentage of revenue decreased to 35.9% for the six months ended August 31, 2010 from 36.5% for the six months ended August 31, 2009 as we continue to leverage our existing infrastructure to generate increased sales.

Research and development

Research and development expense increased by 16.2% or $11.6 million to $83.0 million for the six months ended August 31, 2010 from $71.5 million for the six months ended August 31, 2009. The increase in research and development costs primarily resulted from the expansion of our engineering group through direct hires. Employee compensation increased by $9.3 million. The remaining increase in research and development costs relates primarily to process and technology infrastructure enhancements, which increased $2.5 million. Research and development expense was 19.4% and 20.0% of total revenue for the six months ended August 31, 2010 and August 31, 2009, respectively.

General and administrative

General and administrative expense increased by 13.1% or $6.3 million to $54.6 million for the six months ended August 31, 2010 from $48.3 million for the six months ended August 31, 2009. The increase in general and administrative expenses of $6.3 million for the six months ended August 31, 2010 as compared to the six months ended August 31, 2009, includes $3.8 million of increased compensation expense, of which $2.8 million relates to non-cash share-based compensation expense. The remaining increase is due to outside services fees, which were primarily for outside legal services. General and administrative expense decreased as a percentage of revenue to 12.7% for the six months ended August 31, 2010 from 13.5% for the six months ended August 31, 2009 as we continued to leverage our corporate functions.

Interest income

Interest income decreased by 42.3% or $2.5 million to $3.4 million for the six months ended August 31, 2010 from $6.0 million for the six months ended August 31, 2009. The decrease in interest income for the six months ended August 31, 2010 is attributable to lower yields on our investments due to an overall lower interest rate environment.

Other income, net

Other income, net decreased $1.5 million for the six months ended August 31, 2010 as compared to the six months ended August 31, 2009. Gains realized from the sale of our investments in available-for-sale equity securities totaled $1.1 million for the six months ended August 31, 2010 which was $2.5 million lower than the $3.7 million of gains realized from the sale of equity securities during the six months ended August 31, 2009. Partially offsetting the reduced gains from the sale of equity investments were gains resulting from changes in foreign currency exchange rates which increased $0.8 million for the six months ended August 31, 2010.

Income taxes

During the six months ended August 31, 2010 and August 31, 2009, the Company recorded $25.7 million and $14.3 million, respectively of income tax expense. Tax expense for the six months ended August 31, 2010 of $25.7 million was based on an estimated annual effective tax rate of 35%. Our estimated annual effective tax rate of 35%, which equals the U.S. federal statutory rate of 35%, includes state income taxes which are offset by foreign income taxed at different rates. Tax expense for the six months ended August 31, 2009 includes a discrete tax benefit from research tax credits, net of a corresponding reduction of NOLs, which resulted in a net reduction of income tax expense of $7.3 million. Excluding the impact of the discrete tax benefit, the Company’s estimated annual effective tax rate was 35% for the six months ended August 31, 2009. The estimated annual effective tax rate for the six months ended August 31, 2009, which equaled the U.S. federal statutory rate of 35%, includes state income taxes which were offset by foreign income taxed at different rates.

LIQUIDITY AND CAPITAL RESOURCES

We have historically derived a significant portion of our liquidity and operating capital from cash flows from operations as well as the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and follow-on public offerings, the issuance of convertible debentures and borrowings under working capital lines of credit. At August 31, 2010, we had total cash and investments of $1.05 billion, which was comprised of $669.2 million in cash and cash equivalents, $286.9 million of short-term, available-for-sale fixed-income investments, $3.5 million of available-for-sale equity securities, $74.9 million of long-term, available-for-sale fixed-income investments, and $15.6 million in certificates of deposit with maturity dates greater than 30 days. This compares to total cash and investments of $970.2 million at February 28, 2010.

We believe that we currently have sufficient liquidity with $669.2 million in cash and cash equivalents on hand, and we presently do not intend to liquidate our short and long-term investments in debt securities prior to their scheduled maturity dates. However, in the event that we did liquidate these investments prior to their scheduled maturities and there were adverse changes in market interest rates or the overall economic environment, we could be required to recognize a realized loss on those investments when we liquidate. At August 31, 2010, we have accumulated unrealized gains of $0.7 million on our investments in debt securities compared to an accumulated unrealized gain of $1.7 million at February 28, 2010. At August 31, 2010 and February 28, 2010, accumulated unrealized gains related to short-term equity securities available for sale totaled $3.3 million and $4.4 million, respectively.

Six months ended August 31, 2010

Cash flows—overview

At August 31, 2010, cash and cash equivalents totaled $669.2 million, an increase of $281.1 million as compared to February 28, 2010. The increase in cash and cash equivalents for the six months ended August 31, 2010 is a result of net cash provided by operations and investing activities. During the six months ended August 31, 2010, maturities of available-for-sale debt securities, net of purchases provided cash of $193.8 million. Cash generated from operating activities totaled $124.9 million. Partially offsetting cash provided by operating and investing activities was cash used to repurchase 2,668,275 shares of our common stock at a total cost of $79.4 million. Net cash generated by operating activities and used for investing and financing activities is further described below.

Cash flows from operations

Cash provided by operations of $124.9 million during the six months ended August 31, 2010 includes net income of $47.7 million, adjustments to exclude the impact of non-cash revenues and expenses, which totaled $51.8 million net source of cash, and changes in working capital, which totaled a $25.4 million net source of cash. Cash provided by changes in operating assets and liabilities for the six months ended August 31, 2010 was primarily the result of collections on our prior quarters’ billings which generated operating cash flow of $12.7 million and an increase in our deferred revenue which generated operating cash flow of $12.4 million. The increase in deferred revenue is due to growth in billings as we generally bill our customers in advance of subscription periods. The difference between the decrease in deferred revenue as reported on our Consolidated Balance Sheet of $3.8 million and the cash generated from operating activities related to deferred revenue as reported on our Consolidated Statement of Cash Flows of $12.4 million is due to differences between the exchange rates in effect as of the end of the quarter used for translating balance sheet items and the average exchange rates during the six months ended August 31, 2010 used for translating cash flows. Cash generated from deferred income taxes of $21.8 million was primarily due to share-based compensation deductions which were in excess of amounts originally recognized in our consolidated statements of operations. Excess tax benefits from share-based compensation, which totaled $21.2 million, is considered a financing source of cash.

Cash flows from investing

Cash provided by investing activities of $176.9 million for the six months ended August 31, 2010 includes net maturities of investments in debt securities of $193.8 million. Investments in property and equipment, primarily related to process and information technology infrastructure enhancements, totaled $15.1 million for the six months ended August 31, 2010. Investments in other intangible assets totaled $2.9 million for the six months ended August 31, 2010.

Cash flows from financing

Cash used in financing activities of $11.5 million for the six months ended August 31, 2010 includes $79.4 million used to repurchase 2,668,275 shares of our common stock at an average price of $29.74 per share, including transaction costs. Payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to restricted share awards vesting during the six months ended August 31, 2010 totaled $8.2 million. Partially offsetting financing activities using cash were proceeds from excess tax benefits related to share-based employee compensation which totaled $21.2 million and proceeds from employees’ exercise of common stock options which totaled $55.7 million. Payments on other borrowings totaled $0.9 million for the six months ended August 31, 2010.

Investments in debt and equity securities

Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. At August 31, 2010 and February 28, 2010, the vast majority of our investments were priced by pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the securities’ market value, including broker quotes or model valuations. Independent price verifications of all of our holdings are performed by the pricing vendors, which we review. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

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

Given our historically strong operating cash flow and the $1.05 billion of cash and investments held at August 31, 2010, we do not presently anticipate the need to raise cash to fund our operations, either through the sale of additional equity or through the issuance of debt, in the foreseeable future. However, we may take advantage of favorable capital market situations that may arise from time to time to raise additional capital.

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

Off-balance sheet arrangements

As of August 31, 2010 and February 28, 2010, we have no off-balance sheet financing arrangements and do not utilize any “structured debt”, “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010 the FASB issued amended guidance to improve disclosure requirements related to Fair Value Measurements and Disclosures-Overall Subtopic 820-10 of the FASB Accounting Standards Codification (“ASC 820-10”) originally issued as FASB Statement No. 157, Fair Value Measurements. The amended guidance requires companies to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for such transfers. These additional disclosure requirements were effective for reporting periods beginning March 1, 2010. For the three months ended August 31, 2010, we did not have any transfers in and out of Level 1 and Level 2 fair value measurements. The amended guidance also requires additional disclosures related to Level 3 fair value measurements. We do not currently have Level 3 fair value measurements.

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

Investment Risk

The fair market value of our investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $1.4 million decrease in the fair value of our available-for-sale investment securities as of August 31, 2010.

Credit Risk

The fair market values of our investment portfolio and cash balances are exposed to counterparty credit risk. Accordingly, while we periodically review our portfolio for risk mitigation, the principal values of our cash balances, money market accounts and investments in available-for-sale securities could suffer a loss of value.

Derivative Instruments

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We sometimes enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. All derivative instruments are recorded on the Consolidated Balance Sheets at their respective fair market values in accordance with FASB ASC Section 815 (formerly referenced as Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities). The Company has elected not to prepare and maintain the documentation required to qualify its forward contracts for hedge accounting treatment and, therefore, changes in fair value are recorded in the Consolidated Statements of Operations.

The aggregate notional amount of outstanding forward contracts at August 31, 2010 was $21.3 million. The fair value of these outstanding contracts at August 31, 2010 was, gross, a less than $0.1 million asset and a $0.1 million liability, and is recorded in other current assets and accrued expenses, respectively on the Consolidated Balance Sheets. The forward contracts generally expire within three months of the period ended August 31, 2010. The forward contracts will settle in Euro dollars, Japanese yen, Swiss francs, Swedish krona, Czech koruna, Canadian dollars, Indian rupees, British pounds, South Korean won, Israeli Shekels, Singapore dollars, Australian dollars and Norwegian kroner.

The aggregate notional amount of outstanding forward contracts at February 28, 2010 was $8.4 million. The fair value of these outstanding contracts at February 28, 2010 was, gross, a less than $0.1 million asset and a less than $0.1 million liability, and is recorded in other current assets and accrued expenses, respectively on the Consolidated Balance Sheets.

Foreign Currency Risk

Approximately 42.5% of our revenue for the three months ended August 31, 2010 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency statements results in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decreases if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from the second quarter of our prior fiscal year ended February 28, 2010, our revenue and operating expenses from non-U.S. operations for the three months ended August 31, 2010 would have been higher than we reported using the average exchange rates for the second quarter of our current fiscal year ending February 28, 2011 by approximately $3.0 million and $1.4 million, respectively, which would have resulted in income from operations being higher by approximately $1.6 million. For further discussion, see NOTE 2 to the Consolidated Financial Statements.

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

Commencing on or about March 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. Approximately 310 other IPO issuers were named as defendants in similar class action complaints (together, the “IPO Allocation Actions”). On August 8, 2001, Chief Judge Michael Mukasey of the U.S. District Court for the Southern District of New York issued an order that transferred all of the IPO Allocation Actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings (Case No. 21 MC 92). The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages, attorneys’ and expert fees and other unspecified costs. In October of 2002, the individual director and officer defendants of the Company were dismissed from the case without prejudice. In October of 2004, the District Court certified a class in six of the 310 actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Company’s action is not one of the focus cases. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification with respect to the focus cases and remanded the matter for further consideration. In September 2007, discovery moved forward in the focus cases and plaintiff filed and amended complaints against the focus case issuer and underwriter defendants. Defendants in the focus cases filed motions to dismiss the second amended complaints in November 2007 and filed their oppositions to plaintiffs’ motion for class certification in December 2007. The motions to dismiss in the focus cases were granted in part. On April 2, 2009, the plaintiffs’ executive committee on behalf of the proposed class filed a motion for preliminary approval of a settlement agreement to resolve the lawsuit, to which the Company has consented and for which payments called for by the settlement agreement are to be paid by the defendant insurers. The trial court heard arguments on September 10, 2009 on the fairness of the settlement. In an opinion and order filed October 5, 2009, the trial court approved the class, granted plaintiffs’ motion for approval of the settlement and directed the clerk of the court to close the action. Notices of appeal in the matter have been filed, and the appeal is pending before the Court of Appeals for the Second Circuit.

In the summer of 2004, 14 class action lawsuits were filed against the Company and several of its former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of North Carolina. In each of the actions, plaintiffs sought to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arose in connection with the Company’s announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs asserted that certain former officers (the “Individual Defendants”) and the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), and Rule 10b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs sought unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in the Company’s common stock, disgorgement by the Company’s former chief executive officer and former chief financial officer of certain compensation and profits from trading in the Company’s common stock pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 and other relief. As of September 8, 2004, all of these class action lawsuits were consolidated into a single action referenced as Civil Action No. 5:04-CV-473BR and titled In re Red Hat, Inc. Securities Litigation. On May 6, 2005, the plaintiffs filed an amended consolidated class action complaint. On July 29, 2005, the Company, on behalf of itself and the Individual Defendants, filed a motion to dismiss the action for failure to state a claim upon which relief may be granted. Also on that date, PricewaterhouseCoopers LLP (“PwC”), another defendant, filed a separate motion to dismiss. On May 12, 2006, the Court issued an order granting the motion to dismiss the Securities Exchange Act claims against several of the Individual Defendants, but denying the motion to dismiss the Securities Exchange Act claims against the Company, its former chief executive officer and former chief financial officer. The Court dismissed the claims under the Sarbanes-Oxley Act in their entirety, and also granted PwC’s motion to dismiss. On November 6, 2006, the plaintiffs filed a motion for class certification. Subsequent to the filing of that motion, several plaintiffs withdrew as potential class representatives, and the Company opposed the certification of the remaining proposed class representatives. On May 11, 2007, the Court entered an order denying class certification and denying all other pending motions as moot. Thereafter, on July 13, 2007 Charles Gilbert filed a renewed motion for appointment as lead plaintiff and approval of selection of lead counsel. On November 13, 2007, the Court entered an Order allowing Gilbert’s motion, appointing him lead plaintiff, adding him as a party plaintiff and appointing lead counsel. On January 14, 2008, Gilbert’s counsel filed a motion to certify the action as a class action. On August 28, 2009, the Court entered an Order certifying the action as a class action, appointing Gilbert as the class representative, and defining the class as “all purchasers of the common stock of Red Hat, Inc. between December 17, 2002, and July 12, 2004, inclusive and who were damaged thereby,” excluding Company insiders. On December 15, 2009, the Company announced that it had reached an agreement in principle to settle this matter, subject, among other matters, to completion of a final written settlement agreement and court approval. The Company recorded, for its quarter ended November 30, 2009, an estimated liability in the amount of $8.8 million for its portion of the proposed settlement. On March 29, 2010, counsel for the class filed a Motion for Preliminary Approval of the Settlement and, on June 11, 2010, a United States Magistrate Judge issued a Memorandum and Recommendation to the presiding judge that the motion be approved. On July 8, 2010, the presiding judge approved the motion and set the hearing for the final fairness hearing on December 7, 2010. Should the efforts to settle this matter not be successful, the Company intends to vigorously defend itself in this matter. There can be no assurance, however, that the Company would be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved.

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

On March 3, 2009, Software Tree LLC filed a complaint in the Eastern District of Texas (Civil Action No. 6:09-cv-00097-LED) against Red Hat, Inc. and others alleging direct and indirect infringement of U.S. Patent No. 6,163,776 with regard to aspects of the Company’s JBoss Hibernate product, among other products of the Defendants. The complaint seeks, among other relief, compensatory damages, enhanced damages and injunctive relief. The Company answered the complaint on April 7, 2009 and denied the allegations of direct and indirect infringement, asserted affirmative defenses and filed a counterclaim seeking a declaration that the patent was invalid, unenforceable and not infringed. The parties filed a joint stipulation of dismissal on October 6, 2010, in which Software Tree stipulated to dismissal with prejudice of its claims and Red Hat stipulated to dismissal without prejudice of its counterclaims.

On December 9, 2009, the Company filed a complaint in the Eastern District of Texas (Civil Action No. 6:09-cv-00549) against Bedrock Computer Technologies LLC (“Bedrock”) seeking a declaratory judgment that United States Patent No. 5,893,120 (“‘120 Patent”) is invalid, unenforceable and not infringed. The complaint states that Bedrock brought an action in which it wrongly accused some customers of the Company of infringing the ‘120 Patent based on their use of computer equipment configured with or utilizing software based on various versions of the Linux operating system. The complaint seeks a declaration that anyone’s use, sale, or offer for sale of the Linux kernel distributed by the Company has not and does not in any manner infringe any claim of the patent or otherwise infringe or violate any rights of Bedrock and that the ‘120 Patent is invalid and unenforceable. On January 29, 2010, Bedrock responded denying the contentions in the complaint and asserting a counterclaim alleging that Red Hat has directly and indirectly infringed the ‘120 Patent. On February 22, 2010, Red Hat replied to the counterclaim denying the allegations of infringement and asserting affirmative defenses. On March 26, 2010, Bedrock filed its first amended answer and counterclaim with crossclaims against fifteen parties. Trial in the case has been scheduled for October 11, 2011. Based on information available to date, the Company believes it has meritorious defenses to the counterclaims and intends to vigorously defend itself. There can be no assurance, however, that the Company will be successful in its defense, and an adverse resolution of the counterclaims could have a material adverse effect on its business, financial position and results of operations, including its ability to continue to commercialize the technologies implicated in the litigation.

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

Our future success depends on the continued services and effectiveness of a number of key officers and employees. The loss of the technical knowledge and industry expertise of any of these individuals could seriously impede our success. Moreover, the loss of these individuals, particularly to a competitor, some of which may be in a position to offer greater compensation, and any resulting loss of customers could reduce our market share and diminish the Red Hat brand and adversely affect our business or stock price.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below sets forth information regarding the Company’s purchases of its Common Stock during its second fiscal quarter ended August 31, 2010:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
June 1, 2010—June 30, 2010	175,753	$28.44	175,600	$230.4 million
July 1, 2010—July 31, 2010	35,594	$31.58	—	$230.4 million
August 1, 2010—August 31, 2010	203	$31.02	—	$230.4 million

Total	211,550	$28.97	175,600	$230.4 million

(1)	During the three months ended August 31, 2010, the Company withheld an aggregate of 35,950 shares of Common stock from employees to satisfy minimum tax withholding obligations relating to the vesting of restricted share awards. These shares were not withheld pursuant to the program described in Note 2 below.

(2)	On March 24, 2010, the Company announced that its Board of Directors had authorized the repurchase of up to an aggregate of $300.0 million of the Company’s common stock from time to time in open market or privately negotiated transactions, as applicable. The program will expire on the earlier of (i) March 31, 2012 or (ii) a determination by the Board of Directors, Chief Executive Officer or Chief Financial Officer to discontinue the program.

ITEM 6.	EXHIBITS

(a) List of Exhibits

Exhibit No.	Description of Exhibit

10.1*	Form of Restricted Stock Unit Agreement pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (Non-executive)

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the registrant’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

Date: October 8, 2010	By:	/s/ JAMES M. WHITEHURST
James M. Whitehurst President and Chief Executive Officer (Duly Authorized Officer on Behalf of the Registrant)

RED HAT, INC.

Date: October 8, 2010	By:	/s/ CHARLES E. PETERS, JR.
Charles E. Peters, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

RED HAT, INC.

Date: October 8, 2010	By:	/s/ MARK E. COOK
Mark E. Cook Vice President and Controller (Principal Accounting Officer)