Form 10-Q
period 2010-11-30
RED HAT INC
filed 2011-01-10
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

As of January 4, 2011, there were 192,961, 296 shares of common stock outstanding.

RED HAT, INC.

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands—except share and per share amounts)

	November 30, 2010 (Unaudited)	February 28, 2010 (1)
ASSETS
Current assets:
Cash and cash equivalents	$594,914	$388,118
Investments in debt and equity securities, short-term	250,528	372,656
Accounts receivable, net of allowances for doubtful accounts of $1,824 and $2,295, respectively	151,612	139,436
Deferred tax assets, net	37,004	57,951
Prepaid expenses	53,374	44,116
Other current assets	954	842

Total current assets	1,088,386	1,003,119
Property and equipment, net of accumulated depreciation and amortization of $131,065 and $116,971, respectively	74,860	71,708
Goodwill	463,552	438,749
Identifiable intangibles, net	112,980	108,213
Investments in debt securities, long-term	251,538	209,411
Other assets, net	37,397	39,672

Total assets	$2,028,713	$1,870,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,101	$16,483
Accrued expenses	85,959	68,334
Deferred revenue	509,192	480,572
Other current obligations	638	878

Total current liabilities	614,890	566,267
Deferred lease credits	4,356	4,184
Long-term deferred revenue	176,043	165,288
Other long-term obligations	23,468	24,081
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	0	0
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 223,383,973 and 215,161,306 shares issued, and 192,905,587 and 187,351,195 shares outstanding at November 30, 2010 and February 28, 2010, respectively	22	22
Additional paid-in capital	1,554,214	1,444,848
Retained earnings	211,516	137,772
Treasury stock at cost, 30,478,386 and 27,810,111 shares at November 30, 2010 and February 28, 2010, respectively	(552,001)	(472,646)
Accumulated other comprehensive (loss) income	(3,795)	1,056

Total stockholders’ equity	1,209,956	1,111,052

Total liabilities and stockholders’ equity	$2,028,713	$1,870,872

(1)	Derived from audited financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands—except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2010	November 30, 2009	November 30, 2010	November 30, 2009
Revenue:
Subscriptions	$198,842	$164,432	$564,101	$469,496
Training and services	36,734	29,914	100,380	82,872

Total subscription and training and services revenue	235,576	194,346	664,481	552,368

Cost of subscription and training and services revenue:
Cost of subscriptions	13,336	11,010	38,256	32,033
Cost of training and services	26,408	18,588	70,427	52,474

Total cost of subscription and training and services revenue	39,744	29,598	108,683	84,507

Gross profit	195,832	164,748	555,798	467,861
Operating expense:
Sales and marketing	85,138	71,498	239,136	202,242
Research and development	43,083	38,605	126,102	110,068
General and administrative	29,655	26,102	84,294	74,411
Litigation settlement	0	8,750	0	8,750

Total operating expense	157,876	144,955	449,532	395,471

Income from operations	37,956	19,793	106,266	72,390
Interest income	1,608	2,206	5,046	8,161
Other income, net	462	3,253	2,140	6,442

Income before provision for income taxes	40,026	25,252	113,452	86,993
Provision for income taxes	14,009	8,838	39,708	23,128

Net income	$26,017	$16,414	$73,744	$63,865

Basic net income per common share	$0.14	$0.09	$0.39	$0.34

Diluted net income per common share	$0.13	$0.08	$0.38	$0.33

Weighted average shares outstanding
Basic	191,296	187,450	189,410	187,823
Diluted	196,908	193,733	195,723	193,366

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2010	2009	2010	2009
Cash flows from operating activities:
Net income	$26,017	$16,414	$73,744	$63,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,829	11,595	35,240	33,847
Share-based compensation expense	15,340	12,557	44,189	34,246
Deferred income taxes	7,911	9,578	29,697	15,066
Excess tax benefits from share-based payment arrangements	(10,800)	(9,524)	(31,999)	(27,280)
Gain on sale of investments in equity securities	(1,726)	(4,584)	(2,843)	(8,247)
Other	673	(198)	789	(205)
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable	(23,762)	(21,742)	(11,030)	(1,130)
Prepaid expenses	(4,613)	1,810	(9,357)	5,180
Accounts payable	5,544	(843)	2,662	6,944
Accrued expenses	16,343	14,651	24,595	16,836
Deferred revenue	26,803	23,446	39,184	35,963
Other	1,261	989	877	2,273

Net cash provided by operating activities	70,820	54,149	195,748	177,358

Cash flows from investing activities:
Purchase of investment in debt securities available-for-sale	(314,729)	(245,788)	(535,093)	(534,260)
Proceeds from sales and maturities of investment in debt securities available-for-sale	191,259	93,089	605,388	299,193
Proceeds from sales of investment in equity securities available-for-sale	1,843	4,312	3,000	8,371
Acquisition of business, net of cash acquired	(31,381)	0	(31,381)	0
Purchase of developed technologies and other intangible assets	(9,481)	(847)	(12,426)	(2,917)
Purchase of strategic equity investments	0	(1,368)	0	(1,368)
Purchase of property and equipment	(10,079)	(8,655)	(25,171)	(21,318)

Net cash provided by (used in) investing activities	(172,568)	(159,257)	4,317	(252,299)

Cash flows from financing activities:
Excess tax benefits from share-based payment arrangements	10,800	9,524	31,999	27,280
Proceeds from exercise of common stock options	24,654	44,985	80,353	63,574
Payments related to net settlement of share-based compensation awards	(14,899)	(6,754)	(23,089)	(9,054)
Purchase of treasury stock	0	(52,289)	(79,355)	(146,246)
Proceeds from other borrowings	335	0	335	0
Payments on other borrowings	0	0	(877)	(900)

Net cash provided by (used in) financing activities	20,890	(4,534)	9,366	(65,346)

Effect of foreign currency exchange rates on cash and cash equivalents	6,545	6,299	(2,635)	14,448

Net increase (decrease) in cash and cash equivalents	(74,313)	(103,343)	206,796	(125,839)
Cash and cash equivalents at beginning of the period	669,227	493,052	388,118	515,548

Cash and cash equivalents at end of the period	$594,914	$389,709	$594,914	$389,709

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

NOTE 2—Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three months and nine months ended November 30, 2010 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months and nine months ended November 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2011. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting. For further information, see the Company’s Consolidated Financial Statements, including notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2010.

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

Impairment of Goodwill and Other Long-Lived Assets

The Company tests goodwill for impairment annually and whenever events or circumstances indicate that an impairment may have occurred. Accounting principles generally accepted in the U.S. require goodwill be tested at least annually using a two-step process that begins with identifying potential impairment. Potential impairment is identified if the fair value of the reporting unit to which goodwill applies is less than the recognized or book value of the related reporting entity, including such goodwill. Where the book value of a reporting entity, including related goodwill, is greater than the reporting entity’s fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. During the three months and nine months ended November 30, 2010 and November 30, 2009, the Company did not identify any potential impairment related to its goodwill or potential risk related to the underlying reporting unit.

The Company evaluates the recoverability of its property and equipment and other long-lived assets whenever events or changes in circumstances indicate that an impairment may have occurred. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets. During the three months and nine months ended November 30, 2010 and November 30, 2009, no significant impairment losses related to the Company’s long-lived assets were identified.

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

Unrealized gains and temporary losses on investments classified as available for sale are included within accumulated other comprehensive income, net of any related tax effect. Upon realization, such amounts are reclassified from accumulated other comprehensive income to other income, net. Realized gains and losses and other than temporary impairments, if any, are reflected in the statements of operations as other income, net. The Company does not recognize changes in the fair value of its investments in income unless a decline in value is considered other-than-temporary. At November 30, 2010 and February 28, 2010, the vast majority of the Company’s investments were priced by pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, the Company assesses other factors to determine the security’s market value, including broker quotes or model valuations. Independent price verifications of all holdings are performed by pricing vendors which are then reviewed by the Company. In the event a price fails a pre-established tolerance check, it is researched so that the Company can assess the cause of the variance to determine what the Company believes is the appropriate fair market value.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at November 30, 2010 (in thousands):

	As of November 30, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$474,534	$474,534	$—	$—
Available-for-sale securities (1):
Treasuries	1,766	1,766	—	—
Certificates of deposit	19,240	—	19,240	—
Commercial paper	34,928	—	34,928	—
Agencies	272,967	—	272,967	—
Municipal bonds	13,216		13,216
Corporates	163,943	—	163,943	—
Equities (1)	3,006	3,006	—	—
Foreign currency derivatives (2)	22	—	22	—
Liabilities:
Foreign currency derivatives (3)	(194)	—	(194)	—

Total	$983,428	$479,306	$504,122	$—

(1)	Included in either cash and cash equivalents or investments in debt and equity securities in the Company’s Consolidated Balance Sheet at November 30, 2010, in addition to $113.4 million of cash.

(2)	Included in other current assets in the Company’s Consolidated Balance Sheet at November 30, 2010.

(3)	Included in accrued expenses in the Company’s Consolidated Balance Sheet at November 30, 2010.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table represents the Company’s investments measured at fair value as of November 30, 2010 (in thousands):

					Balance Sheet Classification
	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Cash Equivalent Marketable Securities	Short-term Marketable Securities	Long-term Marketable Securities
		Gains	Losses (1)
Money markets	$474,534	$—	$—	$474,534	$474,534	$—	$—
Treasury	1,761	5	—	1,766	—	1,766	—
Certificates of deposit	19,240	—	—	19,240	—	19,240	—
Commercial paper	34,936	1	(9)	34,928	7,000	27,928	—
Agencies	272,909	191	(133)	272,967	—	90,976	181,991
Municipals	13,218		(2)	13,216	—	13,216	—
Corporates	163,695	395	(147)	163,943	—	94,396	69,547
Equities	121	2,885	—	3,006	—	3,006	—

Total	$980,414	$3,477	$(291)	$983,600	$481,534	$250,528	$251,538

(1)	As of November 30, 2010, there were no accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer.

The following table represents the Company’s investments measured at fair value as of February 28, 2010 (in thousands):

					Balance Sheet Classification
	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Cash Equivalent Marketable Securities	Short-term Marketable Securities	Long-term Marketable Securities
		Gains	Losses (1)
Money markets	$216,624	$—	$—	$216,624	$216,624	$—	$—
Treasury	9,253	41	—	9,294	—	9,294	—
Certificates of deposit	133,810	—	—	133,810	108,060	25,750	—
Commercial paper	21,367	—	—	21,367	—	21,367	—
Agencies	348,940	452	(54)	349,338	—	196,524	152,814
Municipal bonds	11,739	15	—	11,754	—	11,754	—
Corporates	159,596	1,399	(80)	160,915	1,038	103,280	56,597
Equities	278	4,409	—	4,687	—	4,687	—

Total	$901,607	$6,316	$(134)	$907,789	$325,722	$372,656	$209,411

(1)	Accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer totaled less than $0.1 million at February 28, 2010.

Internal-Use Software

The Company capitalized $5.1 million and $4.0 million in costs related to the development of internal use software for its enterprise resource planning system and systems management applications during the nine

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

months ended November 30, 2010 and November 30, 2009, respectively. The Company amortizes the costs of computer software developed for internal use on a straight-line basis over an estimated useful life of five years. The carrying value of internal use software is included in property and equipment on the Company’s Consolidated Balance Sheets.

Capitalized Software Costs

Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. As a result of the Company’s practice of releasing source code that it has developed on a weekly basis for unrestricted download on the Internet, there is generally no passage of time between achievement of technological feasibility and the availability of the Company’s product for general release. Therefore, at November 30, 2010 and February 28, 2010, the Company had no internally developed capitalized software costs for products to be sold to third parties.

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

The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements for the three months and nine months ended November 30, 2010 and November 30, 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2010	November 30, 2009	November 30, 2010	November 30, 2009
Cost of revenue	$1,607	$916	$4,168	$2,475
Sales and marketing	4,922	3,627	13,469	9,875
Research and development	3,960	3,239	11,395	9,588
General and administrative	4,851	4,775	15,157	12,308

Total share-based compensation	$15,340	$12,557	$44,189	$34,246

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Share-based compensation expense qualifying for capitalization was insignificant for each of the three months and nine months ended November 30, 2010 and November 30, 2009. Accordingly, no share-based compensation expense was capitalized during the three months and nine months ended November 30, 2010 and November 30, 2009.

Estimated annual forfeitures—An estimated forfeiture rate of 15% per annum, which approximates the Company’s historical rate, was applied to options and nonvested share units. Awards are adjusted to actual forfeiture rates at vesting. The Company reassesses its estimated forfeiture rate annually or when new information, including actual forfeitures, indicate a change is appropriate.

During the three months and nine months ended November 30, 2010, the Company granted the following share-based awards:

	Three Months Ended		Nine Months Ended
	Shares and Shares Underlying Awards	Weighted Average Per Share Fair Value	Shares and Shares Underlying Awards	Weighted Average Per Share Fair Value
Options	56,553	$13.35	60,664	$13.17
Nonvested shares and share units	1,415,604	$39.82	1,986,165	$37.38
Performance share units—target (1)	—	$—	313,336	$29.31
Performance share awards (2)	—	$—	166,664	$29.31
Deferred share units	515	$41.31	23,097	$31.75

Total awards	1,472,672	$38.80	2,549,926	$35.23

(1)	On May 19, 2010, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved a form of award agreement for use with grants of performance share units in FY2011 (“PSUs”) with payouts based on the Company’s financial performance (the “FY2011 Operating Performance PSU Agreement”) and a form of award agreement for use with grants of PSUs in FY2011 with payouts based on the performance of the Company’s common stock (the “FY2011 Share Price Performance PSU Agreement”). Under the FY2011 Operating Performance PSU Agreement, an executive will be granted an award for a target number of PSUs, and depending on the Company’s financial performance, the executive may earn up to 200% of the target number of PSUs (the “Maximum PSUs”) over a performance period with three separate performance segments corresponding to three fiscal years of the Company. Up to 25% of the Maximum PSUs may be earned in respect of the first performance segment; up to 50% of the Maximum PSUs may be earned in respect of the second performance segment, less the amount earned in the first performance segment; and up to 100% of the Maximum PSUs may be earned in respect of the third performance segment, less the amount earned in the first and second performance segments. Under the FY2011 Share Price Performance PSU Agreement, an executive will be granted an award for a target number of PSUs, and depending on the performance of the Company’s common stock over a thirty-nine month period beginning on March 1, 2010 (the “Share Price Performance Period”), the executive may earn up to 200% of the target number of PSUs. The number of PSUs earned, according to the formula specified in the FY2011 Share Price Performance PSU Agreement, will be determined based on a comparison of the performance of the Company’s stock price relative to the performance of the stock price of specified peer companies during the Share Price Performance Period. This performance is measured by the change in the average price of common stock calculated over the ninety-day periods ending at both the beginning and the end of the Share Price Performance Period.

(2)	On May 19, 2010, the Compensation Committee approved a form of award agreement for use with grants of performance-based restricted stock awards in FY2011 (the “Performance RSA Agreement”). Under the

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Sales and Marketing Expenses

Sales and marketing expenses consist of costs, including salaries, sales commissions and related expenses, such as travel, of all personnel involved in the sales and marketing process. Sales and marketing expenses also include costs of advertising, sales lead generation programs, cooperative marketing arrangements and trade shows. Payments made to resellers or other customers are reported in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 605-50 Customer Payments and Incentives (formerly referenced as Emerging Issues Task Force Issue Number 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)) (“ASC 605-50”). All costs of advertising, to the extent allowable by ASC 605-50, are expensed as incurred. Advertising expense totaled $6.9 million and $7.0 million for the three months ended November 30, 2010 and November 30, 2009, respectively. For the nine months ended November 30, 2010 and November 30, 2009, advertising expense totaled $19.2 million and $17.9 million, respectively.

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

The Company continues to assess the realizability of its deferred tax assets, which primarily consist of share-based compensation expense deductions, tax credit carryforwards and deferred revenue. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As of November 30, 2010, the deferred tax asset balance was $57.1 million, of which $6.7 million was offset by a valuation allowance. The Company continues to maintain a valuation allowance against its deferred tax assets with respect to certain foreign net operating loss (“NOL”) carryforwards.

With respect to foreign earnings, it is the Company’s policy to invest the earnings of foreign subsidiaries indefinitely outside the U.S. From time to time, however, the Company may remit a portion of these earnings to the extent it incurs no additional U.S. tax and it is otherwise feasible.

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

Foreign Currency Translation

The Euro has been determined to be the primary functional currency for the Company’s European operations and local currencies have been determined to be the functional currencies for the Company’s Asia Pacific and South American operations. Foreign exchange gains and losses, which result from the process of remeasuring foreign currency transactions into the appropriate functional currency, are included in other income, net in the Company’s Consolidated Statements of Operations. Net foreign exchange loss included in other income, net was $0.7 million and $0.5 million for the three months ended November 30, 2010 and November 30, 2009, respectively. For the nine months ended November 30, 2010 and November 30, 2009, net foreign exchange loss included in other income, net totaled $0.3 million and $0.8 million, respectively. The impact of changes in foreign currency exchange rates resulting from the translation of foreign currency financial statements into U.S. dollars for financial reporting purposes is included in other comprehensive income, which is a separate component of stockholders’ equity. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average rates for the period.

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

The Company performs credit evaluations to reduce credit risk and generally requires no collateral from its customers. Management estimates the allowance for uncollectible accounts based on their historical experience and credit evaluation. The Company’s standard credit terms are net 30 days in the U.S., net 30 to 45 days in EMEA, and range from net 30 to net 60 days in Asia Pacific. At November 30, 2010 one customer accounted for approximately 12% of the Company’s accounts receivable. At February 28, 2010, no individual customer accounted for more than 10% of the Company’s accounts receivable. For the three months and nine months ended November 30, 2010 and November 30, 2009, there were no individually significant customers from which the Company generated revenue.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table reconciles the numerators and denominators of the earnings per share calculation for the three months and nine months ended November 30, 2010 and November 30, 2009 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 30, 2010	November 30, 2009	November 30, 2010	November 30, 2009
Net income and net income—diluted	$26,017	$16,414	$73,744	$63,865

Weighted average common shares outstanding	191,296	187,450	189,410	187,823
Incremental shares attributable to assumed vesting or exercise of outstanding equity awards shares	5,612	6,283	6,313	5,543

Diluted shares	196,908	193,733	195,723	193,366

Diluted net income per share	$0.13	$0.08	$0.38	$0.33

The following share awards are not included in the computation of diluted earnings per share because the aggregate value of proceeds considered received upon either exercise or vesting were greater than the average market price of the Company’s common stock during the related periods and the effect of including such share awards in the computation would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2010	November 30, 2009	November 30, 2010	November 30, 2009
Number of shares considered anti-dilutive for calculating diluted net income per share:	32	2,867	314	4,625

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

The Company has offices in more than 65 locations around the world. The Company manages its international business on an Americas-wide, EMEA-wide and Asia Pacific-wide basis. The following summarizes revenue, net income (loss) and total assets by geographic segment at and for the three months ended November 30, 2010 and November 30, 2009 (in thousands):

	Americas	EMEA	Asia Pacific	Total
	Three Months Ended November 30, 2010
Revenue from unaffiliated customers	$150,739	$53,864	$30,973	$235,576
Net income (loss)	$18,379	$8,164	$(526)	$26,017
Total assets	$1,653,916	$254,798	$119,999	$2,028,713

	Three Months Ended November 30, 2009
Revenue from unaffiliated customers	$121,943	$45,227	$27,176	$194,346
Net income (loss)	$12,444	$5,467	$(1,497)	$16,414
Total assets	$1,571,491	$194,355	$89,983	$1,855,829

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following summarizes revenue, net income (loss) and total assets by geographic segment at and for the nine months ended November 30, 2010 and November 30, 2009 (in thousands):

	Americas	EMEA	Asia Pacific	Total
	Nine Months Ended November 30, 2010
Revenue from unaffiliated customers	$427,932	$145,854	$90,695	$664,481
Net income (loss)	$51,865	$25,117	$(3,238)	$73,744
Total assets	$1,653,916	$254,798	$119,999	$2,028,713

	Americas	EMEA	Asia Pacific	Total
	Nine Months Ended November 30, 2009
Revenue from unaffiliated customers	$352,308	$123,356	$76,704	$552,368
Net income (loss)	$55,240	$12,770	$(4,145)	$63,865
Total assets	$1,571,491	$194,355	$89,983	$1,855,829

The following table lists, for the three months ended November 30, 2010 and November 30, 2009, revenue from unaffiliated customers in the United States, the Company’s country of domicile, revenue from unaffiliated customers in Japan, which in terms of revenue, was the only individually material country outside the United States and revenue from other foreign countries.

	Three Months Ended November 30, 2010	Three Months Ended November 30, 2009
United States, the Company’s country of domicile	$130,962	$110,413
Japan	19,874	15,700
Other foreign	84,740	68,233

Total revenue from unaffiliated customers	$235,576	$194,346

The following table lists, for the nine months ended November 30, 2010 and November 30, 2009, revenue from unaffiliated customers in the United States, the Company’s country of domicile, revenue from unaffiliated customers in Japan, which in terms of revenue, was the only individually material country outside the United States and revenue from other foreign countries.

	Nine Months Ended November 30, 2010	Nine Months Ended November 30, 2009
United States, the Company’s country of domicile	$373,701	$316,702
Japan	54,351	44,419
Other foreign	236,429	191,247

Total revenue from unaffiliated customers	$664,481	$552,368

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Total tangible long-lived assets located in the United States, the Company’s country of domicile, and similar tangible long-lived assets held outside the United States are summarized in the following table as of November 30, 2010 and February 28, 2010:

	As of November 30, 2010	As of February 28, 2010
United States, the Company’s country of domicile	$54,084	$51,523
Foreign	20,776	20,185

Total tangible long-lived assets	$74,860	$71,708

Comprehensive Income

The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income for the three months and nine months ended November 30, 2010 and November 30, 2009 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2010	November 30, 2009	November 30, 2010	November 30, 2009
Comprehensive income:
Net income	$26,017	$16,414	$73,744	$63,865
Foreign currency translation adjustments	1,074	(4,021)	(2,927)	(12,029)
Change in accumulated unrealized gain on marketable debt securities—available-for-sale	(260)	(219)	(933)	2,844
Change in accumulated unrealized gain on marketable equity securities—available-for-sale	(251)	(999)	(991)	3,386

Total comprehensive income, net of taxes	$26,580	$11,175	$68,893	$58,066

As of November 30, 2010 the Company holds investments in debt securities available for sale with an accumulated unrealized gain of $0.3 million and investments in equity securities available for sale with an accumulated unrealized gain of $2.9 million. As of February 28, 2010, the Company held investments in debt securities available for sale with an accumulated unrealized gain of $1.7 million and investments in equity securities available for sale with an accumulated unrealized gain of $4.4 million.

Recent Accounting Pronouncements

In January 2010, the FASB issued amended guidance to improve disclosure requirements related to Fair Value Measurements and Disclosures-Overall Subtopic 820-10 of the FASB Accounting Standards Codification (“ASC 820-10”) originally issued as FASB Statement No. 157, Fair value Measurements. The amended guidance requires companies to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for such transfers. These additional disclosure requirements were effective for reporting periods beginning March 1, 2010. For the three months and nine months ended November 30, 2010, the Company did not have any transfers in and out of Level 1 and Level 2 fair value measurements. The amended guidance also requires additional disclosures related to Level 3 fair value measurements. The Company does not currently have Level 3 fair value measurements.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 3—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of purchased technologies, customer and reseller relationships, trademarks, copyrights and patents, which are amortized over the estimated useful life, generally on a straight line basis with the exception of customer contracts and relationships which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit. Useful lives range from three to twelve years for purchased technologies and customer and reseller relationships and three to ten years for trademarks, copyrights and patents. As of November 30, 2010 and February 28, 2010, trademarks with an indefinite estimated useful life totaled $8.7 million and $9.0 million, respectively. Amortization expense associated with identifiable intangible assets was $4.7 million and $5.0 million for the three months ended November 30, 2010 and November 30, 2009, respectively. For the nine months ended November 30, 2010 and November 30, 2009, amortization expense associated with identifiable intangible assets was $13.7 million and $15.0 million, respectively. The following is a summary of identifiable intangible assets (in thousands):

	November 30, 2010			February 28, 2010
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$56,027	$(15,971)	$40,056	$52,204	$(13,504)	$38,700
Purchased technologies	56,386	(27,218)	29,168	42,444	(23,593)	18,851
Customer and reseller relationships	80,730	(36,974)	43,756	80,760	(30,098)	50,662

Total identifiable intangible assets	$193,143	$(80,163)	$112,980	$175,408	$(67,195)	$108,213

NOTE 4—Income Taxes

Income Tax Expense

During the three months and nine months ended November 30, 2010, the Company recorded $14.0 million and $39.7 million of income tax expense, which was based on an estimated annual effective tax rate of 35%. The Company’s estimated annual effective tax rate, which equaled the U.S. federal statutory rate of 35%, includes state income taxes which were offset by foreign income taxed at different rates.

During the three months and nine months ended November 30, 2009, the Company recorded $8.8 million and $23.1 million, respectively of income tax expense. Tax expense for the nine months ended November 30, 2009 includes a discrete tax benefit from research tax credits, net of a corresponding reduction of NOLs, which resulted in a net reduction of income tax expense of $7.3 million. Excluding the impact of the discrete tax benefit, the Company’s estimated annual effective tax rate was 35% for the three months and nine months ended November 30, 2009. The estimated annual effective tax rate for the three months and nine months ended November 30, 2009, which equals the U.S. federal statutory rate of 35%, includes state income taxes which are offset by foreign income taxed at different rates.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the Company’s tax provision for the three months and nine months ended November 30, 2010 and November 30, 2009.

	Three Months Ended		Nine Months Ended
	November 30, 2010	November 30, 2009	November 30, 2010	November 30, 2009
Provision for income taxes:
Income before provision for income taxes	$40,026	$25,252	$113,452	$86,993
Estimated annual effective tax rate on current year ordinary income	35%	35%	35%	35%

Provision for income taxes on current year ordinary income	14,009	8,838	39,708	30,447
Discrete tax benefit from research tax credit carryforwards	—	—	—	7,319

Provision for income taxes	$14,009	$8,838	$39,708	$23,128

Deferred Taxes

As of November 30, 2010, the deferred tax asset balance was $57.1 million, of which $6.7 million was offset by a valuation allowance. The Company continues to maintain a valuation allowance against its deferred tax assets with respect to certain foreign NOLs.

As of November 30, 2010, the Company had U.S. state NOL carryforwards of approximately $130.0 million. As of November 30, 2010, the Company had a U.S. federal research tax credit carryforward of approximately $32.6 million and a U.S. foreign tax credit carryforward of approximately $9.6 million. These NOL and tax credit carryforwards are scheduled to expire in varying amounts beginning in 2011.

Unrecognized tax benefits

The Company’s unrecognized tax benefits were $45.0 million as of November 30, 2010 and $43.4 million as of February 28, 2010. The Company’s unrecognized tax benefits at November 30, 2010 and February 28, 2010, which, if recognized, would affect the Company’s effective tax rate, were $36.7 million and $36.1 million, respectively.

During the three months and nine months ended November 30, 2010, the amount of unrecognized tax benefits increased $0.5 million and $1.6 million, respectively, primarily as a result of increases with respect to tax positions taken during prior periods. The Company does not currently anticipate any significant changes in its unrecognized tax benefits for the next 12 months. No settlements of uncertain income tax positions or reductions in long-term obligations related to unrecognized tax benefits occurred during the three months and nine months ended November 30, 2010.

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as income tax expense. Accrued interest and penalties related to unrecognized tax benefits totaled $1.2 million and $1.1 million as of November 30, 2010 and February 28, 2010, respectively.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of November 30, 2010. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs:

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

NOTE 5—Commitments and Contingencies

As of November 30, 2010, the Company leased office space and certain equipment under various non-cancelable operating leases. Rent expense under operating leases was $6.0 million for each of the three months ended November 30, 2010 and November 30, 2009, respectively. For each of the nine months ended November 30, 2010 and November 30, 2009, rent expense under operating leases was $17.1 million.

In January 2002, the Company assumed the lease obligation of an unrelated third party for an office building which serves as the Company’s headquarters. This lease terminates in June 2020. As compensation to the Company for assuming this obligation, the third party paid rent on the Company’s behalf from the commencement of the sublease until February 2003, is allowing the Company the use of all furniture and fixtures, including building improvements, that were in the building at the time of the commencement of the sublease, and paid the Company a certain monthly amount through October 2002, to offset the operating expenses of this building, all of which was valued in the aggregate at $5.9 million. Included in the aggregate amount was $3.6 million representing the fair value of furniture and fixtures. This credit balance began to amortize, as a reduction to related rent expense, in fiscal 2004 and will continue to do so until the lease terminates in June 2020. The furniture and fixtures were depreciated over a period of seven years. As of November 30, 2010 and February 28, 2010, the carrying amount of the long-term deferred lease credit was $3.6 million and $3.8 million, respectively.

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

As of November 30, 2010, the amount available under the program for the repurchase of the Company’s common stock was $230.4 million.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The effects of derivative instruments on the Company’s consolidated financial statements are as follows as of November 30, 2010 and for the three months and nine months then ended (in thousands):

					Amount of Gain (Loss) Recognized in Income from Derivative Instruments
	As of November 30, 2010			Location of Gain (Loss) Recognized in Income from Derivative Instruments	Three Months Ended		Nine Months Ended
	Balance Sheet Location	Fair Value	Notional Value		November 30, 2010	November 30, 2009	November 30, 2010	November 30, 2009
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$22	$1,929	Other income, net	$472	$40	$917	$225
Liabilities—foreign currency forward contracts not designated as hedges	Accrued expenses	$(194)	$19,351	Other income, net	$(324)	$(66)	$(1,369)	$(317)

TOTAL		$(172)	$21,280		$148	$(26)	$(452)	$(92)

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

In the summer of 2004, 14 class action lawsuits were filed against the Company and several of its former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of North Carolina. In each of the actions, plaintiffs sought to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arose in connection with the Company’s announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs asserted that certain former officers (the “Individual Defendants”) and the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), and Rule 10b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs sought unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in the Company’s common stock, disgorgement by the Company’s former chief executive officer and former chief financial officer of certain compensation and profits from trading in the Company’s common stock pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 and other relief. As of September 8, 2004, all of these class action lawsuits were consolidated into a single action referenced as Civil Action No. 5:04-CV-473BR and titled In re Red Hat, Inc. Securities Litigation. On May 6, 2005, the plaintiffs filed an amended consolidated class action complaint. On July 29, 2005, the Company, on behalf of itself and the Individual Defendants, filed a motion to dismiss the action for failure to state a claim upon which relief may be granted. Also on that date, PricewaterhouseCoopers LLP (“PwC”), another defendant, filed a separate motion to dismiss. On May 12, 2006, the Court issued an order granting the motion to dismiss the Securities Exchange Act claims against several of the Individual Defendants, but denying the motion to dismiss the Securities Exchange Act claims against the Company, its former chief executive officer and former chief financial officer. The Court dismissed the claims under the Sarbanes-Oxley Act in their entirety, and also granted PwC’s motion to dismiss. On November 6, 2006, the plaintiffs filed a motion for class certification. Subsequent to the filing of that motion, several plaintiffs withdrew as potential class representatives, and the Company opposed the certification of the remaining proposed class representatives. On May 11, 2007, the Court entered an order denying class certification and denying all other pending motions as moot. Thereafter, on July 13, 2007 Charles Gilbert filed a renewed motion for appointment as lead plaintiff and approval of selection of lead counsel. On November 13, 2007, the Court entered an Order allowing Gilbert’s motion, appointing him lead plaintiff, adding him as a party plaintiff and appointing lead counsel. On January 14, 2008, Gilbert’s counsel filed a motion to certify the action as a class action. On August 28, 2009, the Court entered an Order certifying the action as a class action, appointing Gilbert as the class representative, and defining the class as “all purchasers of the common stock of Red Hat, Inc. between December 17, 2002, and July 12, 2004, inclusive and who were damaged thereby,” excluding Company insiders. On December 15, 2009, the Company announced that it had reached an agreement in principle to settle this matter, subject, among other matters, to completion of a final written settlement agreement and court approval. The Company recorded, for its quarter ended November 30, 2009, an estimated liability in the amount of $8.8 million for its portion of the proposed settlement. On March 29, 2010, counsel for the class filed a Motion for Preliminary Approval of the Settlement and, on June 11, 2010, a United States Magistrate Judge issued a Memorandum and Recommendation to the presiding judge that the motion be approved. On July 8, 2010, the presiding judge approved the motion and set the hearing for the final fairness hearing on December 7, 2010. The settlement was approved by the District Court in an order dated December 10, 2010.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On October 9, 2007, IP Innovation, LLC and Technology Licensing Corporation filed a complaint in the Eastern District of Texas (Civil Action No. 2-07CV-447) against Red Hat, Inc. and Novell, Inc., alleging direct and indirect infringement of U.S. Patent Nos. 5,072,412, 5,394,521 and 5,533,183 with regard to aspects of the Company’s Linux-based products. The complaint seeks, among other relief, compensatory damages. The Company answered the complaint on February 1, 2008, including counterclaims against plaintiffs for declaratory judgment of invalidity, unenforceability and noninfringement of the patents-in-suit, and the plaintiffs filed a reply to those counterclaims on February 11, 2008. The court issued a memorandum opinion and order denying defendants’ motion for partial summary judgment for invalidity due to indefiniteness and construing disputed claim terms on August 10, 2009. The trial in the case began on April 26 and concluded on April 30 with a jury verdict that the patent in suit was invalid and not infringed. The judgment was not appealed, and the plaintiffs’ time for appeal has expired.

On December 9, 2009, the Company filed a complaint in the Eastern District of Texas (Civil Action No. 6:09-cv-00549) against Bedrock Computer Technologies LLC (“Bedrock”) seeking a declaratory judgment that United States Patent No. 5,893,120 (“120 Patent”) is invalid, unenforceable and not infringed. The complaint states that Bedrock brought an action in which it wrongly accused some customers of the Company of infringing the ‘120 Patent based on their use of computer equipment configured with or utilizing software based on various versions of the Linux operating system. The complaint seeks a declaration that anyone’s use, sale, or offer for sale of the Linux kernel distributed by the Company has not and does not in any manner infringe any claim of the patent or otherwise infringe or violate any rights of Bedrock and that the ‘120 Patent is invalid and unenforceable. On January 29, 2010, Bedrock responded denying the contentions in the complaint and asserting a counterclaim alleging that Red Hat has directly and indirectly infringed the ‘120 Patent. On February 22, 2010, Red Hat replied to the counterclaim denying the allegations of infringement and asserting affirmative defenses. On March 26, 2010, Bedrock filed its first amended answer and counterclaim with crossclaims against fifteen parties. Trial in the case has been scheduled for October 11, 2011. Based on information available to date, the Company believes it has meritorious defenses to the counterclaims and intends to vigorously defend itself. There can be no assurance, however, that the Company will be successful in its defense, and an adverse resolution of the counterclaims could have a material adverse effect on its business, financial position and results of operations, including its ability to continue to commercialize the technologies implicated in the litigation.

The Company also experiences routine litigation in the normal course of its business, including patent litigation. The Company presently believes that the outcome of this routine litigation will not have a material adverse effect on its financial position and results of operations.

NOTE 9—Business Combination

On November 18, 2010, the Company acquired Makara, Inc. (“Makara”). The acquisition of Makara, a developer of deployment and management solutions for applications in the cloud, is intended to accelerate the development of the Company’s Platform-as-a-Service solution. The Company acquired Makara for cash consideration of $31.4 million, net of $0.6 million of cash acquired. The net cash consideration transferred of $31.4 million has been allocated to the Company’s assets as follows: $24.8 million to goodwill, $6.5 million to identifiable intangible assets and the remaining $0.1 million to current assets.

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

Revenue.    For the three months ended November 30, 2010, total revenue increased 21.2% or $41.2 million to $235.6 million from $194.3 million for the three months ended November 30, 2009. Subscription revenue increased 20.9% or $34.4 million, driven primarily by additional subscriptions related to our principal RHEL technologies, which continue to gain broader market acceptance in mission-critical areas of computing, and our expansion of sales channels and geographic footprint. The increase is, in part, a result of the continued migration of enterprises in industries such as telecommunications, government and financial services to our open source solutions from proprietary technologies. Training and services revenue increased 22.8% or $6.8 million for the three months ended November 30, 2010 as compared to the same period ended November 30, 2009. The increase is driven primarily by an improving economic environment in which enterprises are increasing discretionary spending in areas such as IT training and consulting.

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

Deferred Revenue.    Our deferred revenue, current and long-term, balance at November 30, 2010 was $685.2 million. Because of our subscription model and revenue recognition policies, deferred revenue improves predictability of future revenue. Deferred revenue at November 30, 2010 increased $39.4 million or 6.1% as compared to the balance at February 28, 2010 of $645.9 million.

Subscriptions.    Our enterprise technologies are sold under subscription agreements. These agreements typically have a one- or three-year subscription period. The subscription entitles the end user to maintenance, which generally consists of a specified level of support, as well as security updates, bug fixes, functionality enhancements and upgrades to the technology, when and if available, during the term of the subscription through our integrated management technologies, RHN, RHN Satellite, JBoss ON and JBoss CSP. Our customers have the ability to purchase higher levels of subscriptions that increase the level of support the customer is entitled to receive. Subscription revenue increased sequentially for the first, second and third quarters of fiscal 2011 and each quarter of fiscal 2010 and 2009 and is being driven primarily by the increased market acceptance and use of open source software by the enterprise and our expansion of sales channels and geographic footprint during these periods.

Revenue by geography.    We operate our business in three geographic regions: the Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Japan, Singapore, India, Australia, South Korea and China). In the three months ended November 30, 2010, approximately $104.6 million or 44.4% of our revenue was generated outside the United States compared to approximately $83.9 million or 43.2% for the three months ended November 30, 2009. Our international operations are expected to continue to grow as our international sales force and channels become more mature and as we enter new locations or expand our presence in existing locations. As of November 30, 2010, we had offices in more than 65 locations throughout the world.

Gross profit margin.    Primarily as a result of investments made in process and technology infrastructure enhancements to support the delivery of our training and professional services, gross profit margin decreased to 83.1% for the three months ended November 30, 2010 from 84.8% for the three months ended November 30, 2009.

Income from operations.    Operating income was 16.1% and 10.2% of total revenue for the three months ended November 30, 2010 and November 30, 2009, respectively. Operating income as a percentage of revenue for the three months ended November 30, 2009, includes the impact of an $8.8 million expense representing our portion of the settlement of a class action lawsuit brought on behalf of certain shareholders in connection with the restatement of our financial results announced in July 2004. Excluding the impact of the litigation settlement expense during the three months ended November 30, 2009, the remaining increase in operating income as a percentage of revenue is a result of the decrease in operating expenses relative to revenue as we continued to focus on managing discretionary spending and leveraging existing resources within corporate functions. Overall operating expenses as a percentage of revenue decreased to 67.0% for the three months ended November 30, 2010 from 74.6% for the three months ended November 30, 2009.

Business combinations.    On November 18, 2010, we acquired Makara, a developer of deployment and management solutions for applications in the cloud. For further discussion see Note 9 to the Consolidated Financial Statements.

Cash, cash equivalents, investments in debt and equity securities and cash flow from operations.    Cash, cash equivalents and short-term and long-term available-for-sale investments in securities balances at November 30, 2010 totaled $1.1 billion. Cash generated from operating activities for the three months ended November 30, 2010 totaled $70.8 million, primarily as a result of the increase in subscription revenue and billings during the same period. Additionally, employees’ exercise of stock options generated $24.7 million of cash proceeds for the three months ended November 30, 2010.

Our significant cash balance gives us a measure of flexibility to take advantage of opportunities such as acquisitions, increasing investment in international areas and repurchasing our own common stock.

Foreign currency exchange rates’ impact on results of operations.    Approximately 44.4% of our revenue for the three months ended November 30, 2010 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions results in increased revenue and operating expenses from operations for our non-U.S. operations. Similarly, our revenue and operating expenses will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from the third quarter of our prior fiscal year ended February 28, 2010, our revenue and operating expenses from non-U.S. operations for the three months ended November 30, 2010 would have been lower than we reported using the average exchange rates for the third quarter of our current fiscal year ending February 28, 2011 by approximately $2.3 million and $2.2 million, respectively, which would have resulted in income from operations being lower by $0.1 million.

In our fiscal year ending February 28, 2011, we have focused and expect to continue focusing on, among other things, (i) gaining widespread acceptance and deployment of Red Hat enterprise technologies by enterprise users globally, (ii) generating increasing revenue from our existing customer base by renewing existing subscriptions and providing additional value to our customers and by growing the number of enterprise technologies that comprise our open source architecture, (iii) generating increased revenue by providing additional systems management, developer support and other targeted services and (iv) generating increasing revenue from additional market penetration through a broader and deeper set of channel partner relationships, including OEMs, VARs and systems integrators and our own international expansion, among other means.

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

Impairment of goodwill and other long-lived assets

We test goodwill for impairment annually and whenever events or circumstances indicate an impairment may exist. We test goodwill at least annually using a two-step process that begins with identifying any potential impairment. Potential impairment is identified if the fair value of the reporting unit to which goodwill applies is less than the recognized or book value of the related reporting entity, including such goodwill. Where the book value of a reporting entity, including related goodwill, is greater than the reporting entity’s fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. For the three months and nine months ended November 30, 2010 and November 30, 2009, we did not identify any potential impairment related to our goodwill or potential risk related to the underlying reporting unit.

We evaluate the recoverability of our property and equipment and other long-lived assets whenever events or changes in circumstances indicate that an impairment may have occurred. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets. For the three months and nine months ended November 30, 2010 and November 30, 2009, no significant impairment losses related to our long-lived assets were identified. For further discussion, see NOTE 2 to the Consolidated Financial Statements.

Share-based compensation

We account for share-based compensation under the provisions of FASB ASC Section 718 Compensation-Stock Compensation (formerly referenced as Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment) (“ASC 718). In applying ASC 718, we are required to make estimates and assumptions with regards to the number of share-based awards that we expect will ultimately vest and the amount of tax benefits we expect will ultimately be realized, among other things. The amount of share-based awards that actually vest and the amount of tax benefits from share-based awards actually realized may differ significantly from our estimates. For further discussion, see NOTE 2 to the Consolidated Financial Statements.

Deferred taxes and uncertain tax positions

We account for income taxes using the liability method in which deferred tax assets or liabilities are recognized for the temporary differences between financial reporting and tax bases of our assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse.

We continue to assess the realizability of our deferred tax assets, which primarily consist of share-based compensation expense deductions, tax credit carryforwards and deferred revenue. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As of November 30, 2010, the deferred tax asset balance was $57.1 million, of which $6.7 million was offset by a valuation allowance. We continue to maintain a valuation allowance against our deferred tax assets with respect to certain foreign net operating loss (“NOL”) carryforwards.

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

RESULTS OF OPERATIONS

Three months ended November 30, 2010 and November 30, 2009

The following table is a summary of our results of operations for the three months ended November 30, 2010 and November 30, 2009 (in thousands):

	Three Months Ended (Unaudited)		$ Change	% Change
	November 30, 2010	November 30, 2009
Revenue:
Subscriptions	$198,842	$164,432	$34,410	20.9%
Training and services	36,734	29,914	6,820	22.8

Total subscription and training and services revenue	235,576	194,346	41,230	21.2

Cost of subscription and training and services revenue:
Cost of subscriptions	13,336	11,010	2,326	21.1
As a % of subscription revenue	6.7%	6.7%
Cost of training and services	26,408	18,588	7,820	42.1
As a % of training and services revenue	71.9%	62.1%

Total cost of subscription and training and services revenue	39,744	29,598	10,146	34.3
As a % of total revenue	16.9%	15.2%

Total gross profit	195,832	164,748	31,084	18.9

Operating expense:
Sales and marketing	85,138	71,498	13,640	19.1
Research and development	43,083	38,605	4,478	11.6
General and administrative	29,655	26,102	3,553	13.6
Litigation settlement	0	8,750	(8,750)	(100.0)

Total operating expense	157,876	144,955	12,921	8.9

Income from operations	37,956	19,793	18,163	91.8
Interest income	1,608	2,206	(598)	(27.1)
Other income, net	462	3,253	(2,791)	(85.8)

Income before provision for income taxes	40,026	25,252	14,774	58.5
Provision for income taxes	14,009	8,838	5,171	58.5

Net income	$26,017	$16,414	$9,603	58.5%

Gross profit margin-subscriptions	93.3%	93.3%
Gross profit margin-training and services	28.1%	37.9%
Gross profit margin	83.1%	84.8%
As a % of total revenue:
Subscription revenue	84.4%	84.6%
Training and services revenue	15.6%	15.4%
Sales and marketing expense	36.1%	36.8%
Research and development expense	18.3%	19.9%
General and administrative expense	12.6%	13.4%
Litigation settlement	0.0%	4.5%
Total operating expenses	67.0%	74.6%
Income from operations	16.1%	10.2%
Income before provision for income taxes	17.0%	13.0%
Net income	11.0%	8.4%
Estimated annual effective income tax rate	35.0%	35.0%

Revenue

Subscription revenue

Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat enterprise technologies, increased by 20.9% or $34.4 million to $198.8 million for the three months ended November 30, 2010 from $164.4 million for the three months ended November 30, 2009. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion, and continuing innovation, which attracts new customers and helps to drive renewals from existing customers.

Training and services revenue

Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees received from customers for consulting services regarding our offerings and the deployment of Red Hat enterprise technologies and for delivery of added functionality to Red Hat enterprise technologies for our major customers and OEM partners. Total training and services revenue increased by 22.8% or $6.8 million to $36.7 million for the three months ended November 30, 2010 from $29.9 million for the three months ended November 30, 2009. Training revenue increased 9.8% or $1.1 million as some enterprises began to increase overall spending on discretionary items such as training and related travel in response to a better overall economic environment. Our services revenue increased by 30.8% or $5.7 million as a result of increased subscription sales and a better overall economic environment. Combined training and services revenue increased as a percentage of total revenue to 15.6% for the three months ended November 30, 2010 from 15.4% for the three months ended November 30, 2009.

Cost of revenue

Cost of subscription revenue

The cost of subscription revenue primarily consists of expenses we incur to support, distribute, manufacture and package Red Hat enterprise technologies. These costs include labor related cost to provide technical support and maintenance, as well as cost for fulfillment, physical media, literature, packaging and shipping. Cost of subscription revenue increased by 21.1% or $2.3 million to $13.3 million for the three months ended November 30, 2010 from $11.0 million for the three months ended November 30, 2009. The increase is partially the result of continued additions to our technical support staff to meet the demands of our growing subscriber base for support and maintenance, and includes additional compensation expense of $1.3 million. The remaining increase relates primarily to process and technology infrastructure investments which, including depreciation and amortization, increased by $0.9 million. As the number of Red Hat enterprise technology subscriptions continues to increase, we expect associated support cost also will continue to increase, although we anticipate this will occur at a rate slower than that of subscription revenue growth due to economies of scale. Gross profit margin on subscriptions was 93.3% for each of the three months ended November 30, 2010 and November 30, 2009.

Cost of training and services revenue

Cost of training and services revenue is mainly comprised of personnel and third-party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to various customers. Cost of training and services revenue increased by 42.1% or $7.8 million to $26.4 million for the three months ended November 30, 2010 from $18.6 million for the three months ended November 30, 2009. The cost to deliver training increased 19.1% or $1.4 million to $8.6 million for the three months ended November 30, 2010 compared to $7.2 million for the three months ended November 30, 2009. The increase in training costs was primarily due to the use of outside contractors and off-site training facilities to deliver training services, which increased training costs by $1.0 million for the three months ended November 30, 2010. The remaining increase was primarily due to increased employee compensation of $0.2 million and investments in process and technology infrastructure enhancements which totaled approximately $0.2 million. Costs to deliver our services revenue increased by 55.7% or $6.4 million and primarily relates to the use of outside contractors and additional employee compensation expense associated with additions to our staff to support increased services revenue. Total costs to deliver training and services as a percentage of training and services revenue increased to 71.9% for the three months ended November 30, 2010 from 62.1% for the three months ended November 30, 2009.

Gross profit

Primarily as a result of investments made in process and technology infrastructure enhancements to support the delivery of our training and professional services, gross profit margin decreased to 83.1% for the three months ended November 30, 2010 from 84.8% for the three months ended November 30, 2009.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 19.1% or $13.6 million to $85.1 million for the three months ended November 30, 2010 from $71.5 million for the three months ended November 30, 2009. Selling costs increased $11.2 million and includes $8.4 million of additional employee compensation expense attributable to the expansion of our sales force from the prior year. Marketing costs grew $2.4 million or 15.0% for the three months ended November 30, 2010 as compared to the three months ended November 30, 2009. The increase in marketing costs includes $1.4 million related to increased headcount to support our expanding marketing efforts. The remaining increase in sales and marketing costs primarily relates to process and technology infrastructure enhancements which increased $1.8 million for the three months ended November 30, 2010 as compared to the three months ended November 30, 2009. Sales and marketing expense as a percentage of revenue decreased to 36.1% for the three months ended November 30, 2010 from 36.8% for the three months ended November 30, 2009 as we continue to leverage our existing infrastructure to generate increased sales.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased by 11.6% or $4.5 million to $43.1 million for the three months ended November 30, 2010 from $38.6 million for the three months ended November 30, 2009. The increase in research and development costs primarily resulted from the expansion of our engineering group through direct hires. Employee compensation increased by $3.8 million. The remaining increase in research and development costs relates primarily to process and technology infrastructure enhancements, which increased $0.8 million. Research and development expense was 18.3% and 19.9% of total revenue for the three months ended November 30, 2010 and November 30, 2009, respectively.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including information systems, finance, accounting, legal, human resources and facilities expense. General and administrative expense increased by 13.6% or $3.6 million to $29.7 million for the three months ended November 30, 2010 from $26.1 million for the three months ended November 30, 2009. The increase in general and administrative expenses is due to outside professional services fees, which were primarily for outside legal services. General and administrative expense decreased as a percentage of revenue to 12.6% for the three months ended November 30, 2010 from 13.4% for the three months ended November 30, 2009 as we continued to leverage our corporate functions.

Litigation settlement

On December 15, 2009, we announced that we had reached an agreement in principle to settle the class action lawsuit then pending in the United States District Court for the Eastern District of North Carolina, brought on behalf of a class of shareholders in connection with the restatement of our financial results announced in July 2004. The $8.8 million expense we recorded for the three months ended November 30, 2009 represents our portion of the payment pursuant to such settlement.

Interest income

Interest income decreased by 27.1% or $0.6 million to $1.6 million for the three months ended November 30, 2010 from $2.2 million for the three months ended November 30, 2009. The decrease in interest income for the three months ended November 30, 2010 is attributable to lower yields on our investments due to an overall lower interest rate environment.

Other income, net

Other income, net decreased $2.8 million for the three months ended November 30, 2010 as compared to the three months ended November 30, 2009. Gains realized from the sale of our investments in available-for-sale equity securities totaled $1.7 million for the three months ended November 30, 2010 which was $2.9 million lower than the $4.6 million of gains realized from the sale of available-for-sale equity securities during the three months ended November 30, 2009.

Income taxes

During the three months ended November 30, 2010 and November 30, 2009, the Company recorded $14.0 million and $8.8 million, respectively of income tax expense. Tax expense for the three months ended November 30, 2010 of $14.0 million was based on an estimated annual effective tax rate of 35%. Our estimated annual effective tax rate of 35%, which equals the U.S. federal statutory rate of 35%, includes state income taxes which are offset by foreign income taxed at different rates. Tax expense for the three months ended November 30, 2009 of $8.8 million was based on an estimated annual effective tax rate of 35%. The estimated annual effective tax rate for the three months ended November 30, 2009, which equaled the U.S. federal statutory rate of 35%, includes state income taxes which were offset by foreign income taxed at different rates.

Nine months ended November 30, 2010 and November 30, 2009

The following table is a summary of our results of operations for the nine months ended November 30, 2010 and November 30, 2009 (in thousands):

	Nine Months Ended (Unaudited)		$ Change	% Change
	November 30, 2010	November 30, 2009
Revenue:
Subscriptions	$564,101	$469,496	$94,605	20.2%
Training and services	100,380	82,872	17,508	21.1

Total subscription and training and services revenue	664,481	552,368	112,113	20.3

Cost of subscription and training and services revenue:
Cost of subscriptions	38,256	32,033	6,223	19.4
As a % of subscription revenue	6.8%	6.8%
Cost of training and services	70,427	52,474	17,953	34.2
As a % of training and services revenue	70.2%	63.3%

Total cost of subscription and training and services revenue	108,683	84,507	24,176	28.6
As a % of total revenue	16.4%	15.3%

Total gross profit	555,798	467,861	87,937	18.8

Operating expense:
Sales and marketing	239,136	202,242	36,894	18.2
Research and development	126,102	110,068	16,034	14.6
General and administrative	84,294	74,411	9,883	13.3
Litigation settlement	0	8,750	(8,750)	(100.0)

Total operating expense	449,532	395,471	54,061	13.7

Income from operations	106,266	72,390	33,876	46.8
Interest income	5,046	8,161	(3,115)	(38.2)
Other income (expense), net	2,140	6,442	(4,302)	(66.8)

Income before provision for income taxes	113,452	86,993	26,459	30.4
Provision for income taxes	39,708	23,128	16,580	71.7

Net income	$73,744	$63,865	$9,879	15.5%

Gross profit margin-subscriptions	93.2%	93.2%
Gross profit margin-training and services	29.8%	36.7%
Gross profit margin	83.6%	84.7%
As a % of total revenue:
Subscription revenue	84.9%	85.0%
Training and services revenue	15.1%	15.0%
Sales and marketing expense	36.0%	36.6%
Research and development expense	19.0%	19.9%
General and administrative expense	12.7%	13.5%
Litigation settlement	0.0%	1.6%
Total operating expenses	67.7%	71.6%
Income from operations	16.0%	13.1%
Income before provision for income taxes	17.1%	15.7%
Net income	11.1%	11.6%
Estimated annual effective income tax rate (1)	35.0%	35.0%

(1)	Estimated annual effective tax rate is based on estimated annual ordinary income and excludes discrete benefits from research tax credits of $7.3 million we recognized during the nine months ended November 30, 2009. See NOTE 5 to the Consolidated Financial Statements for further discussion.

Revenue

Subscription revenue

Subscription revenue increased by 20.2% or $94.6 million to $564.1 million for the nine months ended November 30, 2010 from $469.5 million for the nine months ended November 30, 2009. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion, and continuing innovation, which attracts new customers and helps to drive renewals from existing customers.

Training and services revenue

Total training and services revenue increased by 21.1% or $17.5 million to $100.4 million for the nine months ended November 30, 2010 from $82.9 million for the nine months ended November 30, 2009. Training revenue increased 7.4% or $2.3 million as some enterprises begin to increase overall spending on discretionary items such as training and related travel in response to a better overall economic environment. Our services revenue increased by 29.5% or $15.2 million as a result of both a better overall economic environment and increased subscription sales. Combined training and services revenue as a percentage of total revenue was 15.1% and 15.0% for the nine months ended November 30, 2010 and November 30, 2009, respectively.

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue increased by 19.4% or $6.2 million to $38.3 million for the nine months ended November 30, 2010 from $32.0 million for the nine months ended November 30, 2009. The increase is partially the result of continued additions to our technical support staff to meet the demands of our growing subscriber base for support and maintenance, and includes additional compensation of $2.9 million. The remaining increase relates primarily to process and technology infrastructure investments which increased by $3.2 million. As the number of open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will occur at a rate slower than that of subscription revenue growth due to economies of scale. Gross profit margin on subscriptions was 93.2% for each of the nine months ended November 30, 2010 and November 30, 2009.

Cost of training and services revenue

Cost of training and services revenue increased by 34.2% or $18.0 million to $70.4 million for the nine months ended November 30, 2010 from $52.5 million for the nine months ended November 30, 2009. The cost to deliver training increased 20.7% or $4.1 million to $24.1 million for the nine months ended November 30, 2010 compared to $20.0 million for the nine months ended November 30, 2009. The increase in training costs was primarily due to the use of outside contractors and off-site training facilities to deliver training services, which increased training costs by $1.6 million for the nine months ended November 30, 2010. The remaining increase was primarily due to increased employee compensation and related travel expense of $0.7 million and investments in process and technology infrastructure enhancements which totaled approximately $1.5 million. Costs to deliver our services revenue increased by 41.7% or $13.9 million and primarily relates to the use of outside contractors and additional employee compensation expense associated with additions to our staff to support increased services revenue. Total costs to deliver training and services as a percentage of training and services revenue increased to 70.2% for the nine months ended November 30, 2010 from 63.3% for the nine months ended November 30, 2009.

Gross profit

Primarily as a result of investments made in process and technology infrastructure enhancements to support the delivery of our training and professional services, gross profit margin decreased to 83.6% for the nine months ended November 30, 2010 from 84.7% for the nine months ended November 30, 2009.

Operating expenses

Sales and marketing

Sales and marketing expense increased by 18.2% or $36.9 million to $239.1 million for the nine months ended November 30, 2010 from $202.2 million for the nine months ended November 30, 2009. Selling costs increased $29.6 million and includes $24.0 million of additional employee compensation and travel related expense attributable to the expansion of our sales force from the prior year. Marketing costs grew $7.3 million or 17.0% for the nine months ended November 30, 2010 as compared to the nine months ended November 30, 2009. The increase in marketing costs includes $3.9 million related to increased headcount to support our expanding marketing efforts. The remaining increase in sales and marketing costs primarily relates to incremental advertising costs and process and technology infrastructure enhancements which increased $1.3 million and $5.0 million, respectively for the nine months ended November 30, 2010 as compared to the nine months ended November 30, 2009. Sales and marketing expense as a percentage of revenue decreased to 36.0% for the nine months ended November 30, 2010 from 36.6% for the nine months ended November 30, 2009 as we continue to leverage our existing infrastructure to generate increased sales.

Research and development

Research and development expense increased by 14.6% or $16.0 million to $126.1 million for the nine months ended November 30, 2010 from $110.1 million for the nine months ended November 30, 2009. The increase in research and development costs primarily resulted from the expansion of our engineering group through direct hires. Employee compensation increased by $13.1million. The remaining increase in research and development costs relates primarily to process and technology infrastructure enhancements, which increased $3.4 million. Research and development expense was 19.0% and 19.9% of total revenue for the nine months ended November 30, 2010 and November 30, 2009, respectively.

General and administrative

General and administrative expense increased by 13.3% or $9.9 million to $84.3 million for the nine months ended November 30, 2010 from $74.4 million for the nine months ended November 30, 2009. The increase in general and administrative expenses is due to outside professional services fees, which were primarily for outside legal services. General and administrative expense decreased as a percentage of revenue to 12.7% for the nine months ended November 30, 2010 from 13.5% for the nine months ended November 30, 2009 as we continued to leverage our corporate functions.

Litigation settlement

On December 15, 2009, we announced that we had reached an agreement in principle to settle the class action lawsuit, then pending in the United States District Court for the Eastern District of North Carolina, brought on behalf of a class of shareholders in connection with the restatement of our financial results announced in July 2004. The $8.8 million expense we recorded for the nine months ended November 30, 2009 represents our portion of the payment pursuant to such settlement.

Interest income

Interest income decreased by 38.2% or $3.1 million to $5.0 million for the nine months ended November 30, 2010 from $8.2 million for the nine months ended November 30, 2009. The decrease in interest income for the nine months ended November 30, 2010 is attributable to lower yields on our investments due to an overall lower interest rate environment.

Other income, net

Other income, net decreased $4.3 million for the nine months ended November 30, 2010 as compared to the nine months ended November 30, 2009. Gains realized from the sale of our investments in available-for-sale equity securities totaled $2.8 million for the nine months ended November 30, 2010 which was $5.4 million lower than the $8.2 million of gains realized from the sale of equity securities during the nine months ended November 30, 2009. Partially offsetting the reduced gains from the sale of equity investments were reduced losses resulting from changes in foreign currency exchange rates which decreased $0.5 million for the nine months ended November 30, 2010.

Income taxes

During the nine months ended November 30, 2010 and November 30, 2009, the Company recorded $39.7 million and $23.1 million, respectively of income tax expense. Tax expense for the nine months ended November 30, 2010 of $39.7 million was based on an estimated annual effective tax rate of 35%. Our estimated annual effective tax rate of 35%, which equals the U.S. federal statutory rate of 35%, includes state income taxes which are offset by foreign income taxed at different rates. Tax expense for the nine months ended November 30, 2009 includes a discrete tax benefit from research tax credits, net of a corresponding reduction of NOLs, which resulted in a net reduction of income tax expense of $7.3 million. Excluding the impact of the discrete tax benefit, the Company’s estimated annual effective tax rate was 35% for the nine months ended November 30, 2009. The estimated annual effective tax rate for the nine months ended November 30, 2009, which equaled the U.S. federal statutory rate of 35%, includes state income taxes which were offset by foreign income taxed at different rates.

LIQUIDITY AND CAPITAL RESOURCES

We have historically derived a significant portion of our liquidity and operating capital from cash flows from operations as well as the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and follow-on public offerings, the issuance of convertible debentures and borrowings under working capital lines of credit. At November 30, 2010, we had total cash and investments of $1.1 billion, which was comprised of $594.9 million in cash and cash equivalents, $232.8 million of short-term, available-for-sale fixed-income investments, $3.0 million of available-for-sale equity securities, $251.5 million of long-term, available-for-sale fixed-income investments, and $14.7 million in certificates of deposit with maturity dates greater than 30 days. This compares to total cash and investments of $970.2 million at February 28, 2010.

With $594.9 million in cash and cash equivalents on hand, we believe our cash and cash equivalent balances should be sufficient to satisfy our cash requirements for the next twelve months. We presently do not intend to liquidate our short and long-term investments in debt securities prior to their scheduled maturity dates. However, in the event that we did liquidate these investments prior to their scheduled maturities and there were adverse changes in market interest rates or the overall economic environment, we could be required to recognize a realized loss on those investments when we liquidate. At November 30, 2010, we have accumulated unrealized gains of $0.3 million on our investments in debt securities compared to an accumulated unrealized gain of $1.7 million at February 28, 2010. At November 30, 2010 and February 28, 2010, accumulated unrealized gains related to short-term equity securities available for sale totaled $2.9 million and $4.4 million, respectively.

Nine months ended November 30, 2010

Cash flows—overview

At November 30, 2010, cash and cash equivalents totaled $594.9 million, an increase of $206.8 million as compared to February 28, 2010. The increase in cash and cash equivalents for the nine months ended November 30, 2010 is primarily the result of cash provided by operations which generated $195.7 million. Also contributing to the increase in cash was proceeds from employees’ exercise of stock options which totaled $80.4 million for the nine months ended November 30, 2010. Partially offsetting cash provided by operating and stock option proceeds was cash used to repurchase 2,668,275 shares of our common stock at a total cost of $79.4 million. Net cash generated by operating activities and used for investing and financing activities is further described below.

Cash flows from operations

Cash provided by operations of $195.7 million during the nine months ended November 30, 2010 includes net income of $73.7 million, adjustments to exclude the impact of non-cash revenues and expenses, which totaled $75.1 million net source of cash, and changes in working capital, which totaled a $46.9 million net source of cash. Cash provided by changes in operating assets and liabilities for the nine months ended November 30, 2010 was primarily the result of an increase in deferred revenue which generated operating cash flow of $39.2 million. The increase in deferred revenue is due to growth in billings as we generally bill our customers in advance of subscription periods. Cash generated from deferred income taxes of $29.7 million was primarily due to share-based compensation deductions which were in excess of amounts originally recognized in our consolidated statements of operations. Excess tax benefits from share-based compensation, which totaled $32.0 million, is considered a financing source of cash.

Cash flows from investing

Cash provided by investing activities of $4.3 million for the nine months ended November 30, 2010 includes net maturities of investments in debt securities of $70.3 million. Partially offsetting net maturities of debt securities was cash used to purchase Makara, a developer of deployment and management solutions for applications in the cloud, which totaled $31.4 million, net of cash acquired. Investments in property and equipment, primarily related to process and information technology infrastructure enhancements, totaled $25.2 million for the nine months ended November 30, 2010. Investments in other intangible assets totaled $12.4 million for the nine months ended November 30, 2010.

Cash flows from financing

Cash provided by financing activities of $9.4 million for the nine months ended November 30, 2010 includes proceeds from employees’ exercise of common stock options which totaled $80.4 million and proceeds from excess tax benefits related to share-based employee compensation which totaled $32.0 million. Partially offsetting cash provided by employees’ exercise of stock options was cash of $79.4 million used to repurchase 2,668,275 shares of our common stock at an average price of $29.74 per share, including transaction costs. Payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to restricted share awards vesting during the nine months ended November 30, 2010 totaled $23.1 million.

Investments in debt and equity securities

Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. At November 30, 2010 and February 28, 2010, the vast majority of our investments were priced by pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the securities’ market value, including broker quotes or model valuations. Independent price verifications of all of our holdings are performed by the pricing vendors, which we review. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

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

Given our historically strong operating cash flow and the $1.1 billion of cash and investments held at November 30, 2010, we do not presently anticipate the need to raise cash to fund our operations, either through the sale of additional equity or through the issuance of debt, in the foreseeable future. However, we may take advantage of favorable capital market situations that may arise from time to time to raise additional capital.

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

Off-balance sheet arrangements

As of November 30, 2010 and February 28, 2010, we have no off-balance sheet financing arrangements and do not utilize any “structured debt”, “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010 the FASB issued amended guidance to improve disclosure requirements related to Fair Value Measurements and Disclosures-Overall Subtopic 820-10 of the FASB Accounting Standards Codification (“ASC 820-10”) originally issued as FASB Statement No. 157, Fair Value Measurements. The amended guidance requires companies to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for such transfers. These additional disclosure requirements were effective for reporting periods beginning March 1, 2010. For the three months and nine months ended November 30, 2010, we did not have any transfers in and out of Level 1 and Level 2 fair value measurements. The amended guidance also requires additional disclosures related to Level 3 fair value measurements. We do not currently have Level 3 fair value measurements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency exchange rate fluctuations and changes in the market value of our investments.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of fixed-income securities, including both government and corporate obligations and money market funds. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or perceived credit risk related to the securities’ issuers. A hypothetical one percentage point change in interest rates, assuming a parallel shift of all interest rates, would result in a $7.0 million change in annual interest income derived from investments in our portfolio as of November 30, 2010. For further discussion related to our investments as of November 30, 2010 and February 28, 2010, see Note 2 to the Consolidated Financial Statements.

Investment Risk

The fair market value of our investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $4.4 million decrease in the fair value of our available-for-sale investment securities as of November 30, 2010. For further discussion related to our investments as of November 30, 2010 and February 28, 2010, see Note 2 to the Consolidated Financial Statements.

Credit Risk

The fair market values of our investment portfolio and cash balances are exposed to counterparty credit risk. Accordingly, while we periodically review our portfolio in an effort to mitigate counterparty risk, the principal values of our cash balances, money market accounts and investments in available-for-sale securities could suffer a loss of value.

Foreign Currency Risk

Approximately 44.4% of our revenue for the three months ended November 30, 2010 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency statements results in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decreases if the U.S. dollar strengthens against foreign currencies.

Three Months Ended November 30, 2010

Using the average foreign currency exchange rates from the third quarter of our prior fiscal year ended February 28, 2010, our revenue and operating expenses from non-U.S. operations for the three months ended November 30, 2010 would have been lower than we reported using the average exchange rates for the third quarter of our current fiscal year ending February 28, 2011 by approximately $2.3 million and $2.2 million, respectively, which would have resulted in income from operations being lower by approximately $0.1 million. For further discussion, see NOTE 2 and NOTE 7 to the Consolidated Financial Statements.

Nine Months Ended November 30, 2010

Using the average foreign currency exchange rates from the nine month period ended November 30, 2009, our revenue from non-U.S. operations for the nine months ended November 30, 2010 would have been higher than we reported using the average exchange rates for the nine months ending November 30, 2010 by approximately $1.5 million. Under the same assumptions, operating expenses would have been lower than we reported by approximately $0.3 million, which would have resulted in income from operations being higher by approximately $1.8 million. For further discussion, see NOTE 2 and NOTE 7 to the Consolidated Financial Statements.

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

The aggregate notional amount of outstanding forward contracts at November 30, 2010 was $21.3 million. The fair value of these outstanding contracts at November 30, 2010 was, gross, a less than $0.1 million asset and a $0.2 million liability, and is recorded in other current assets and accrued expenses, respectively on the Consolidated Balance Sheets. The forward contracts generally expire within three months of the period ended November 30, 2010. The forward contracts will settle in Euro dollars, Japanese yen, Swiss francs, Swedish krona, Czech koruna, Canadian dollars, Indian rupees, British pounds, South Korean won, Israeli Shekels, Singapore dollars, Hong Kong dollars and Norwegian kroner.

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

In the summer of 2004, 14 class action lawsuits were filed against the Company and several of its former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of North Carolina. In each of the actions, plaintiffs sought to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arose in connection with the Company’s announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs asserted that certain former officers (the “Individual Defendants”) and the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), and Rule 10b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs sought unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in the Company’s common stock, disgorgement by the Company’s former chief executive officer and former chief financial officer of certain compensation and profits from trading in the Company’s common stock pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 and other relief. As of September 8, 2004, all of these class action lawsuits were consolidated into a single action referenced as Civil Action No. 5:04-CV-473BR and titled In re Red Hat, Inc. Securities Litigation. On May 6, 2005, the plaintiffs filed an amended consolidated class action complaint. On July 29, 2005, the Company, on behalf of itself and the Individual Defendants, filed a motion to dismiss the action for failure to state a claim upon which relief may be granted. Also on that date, PricewaterhouseCoopers LLP (“PwC”), another defendant, filed a separate motion to dismiss. On May 12, 2006, the Court issued an order granting the motion to dismiss the Securities Exchange Act claims against several of the Individual Defendants, but denying the motion to dismiss the Securities Exchange Act claims against the Company, its former chief executive officer and former chief financial officer. The Court dismissed the claims under the Sarbanes-Oxley Act in their entirety, and also granted PwC’s motion to dismiss. On November 6, 2006, the plaintiffs filed a motion for class certification. Subsequent to the filing of that motion, several plaintiffs withdrew as potential class representatives, and the Company opposed the certification of the remaining proposed class representatives. On May 11, 2007, the Court entered an order denying class certification and denying all other pending motions as moot. Thereafter, on July 13, 2007 Charles Gilbert filed a renewed motion for appointment as lead plaintiff and approval of selection of lead counsel. On November 13, 2007, the Court entered an Order allowing Gilbert’s motion, appointing him lead plaintiff, adding him as a party plaintiff and appointing lead counsel. On January 14, 2008, Gilbert’s counsel filed a motion to certify the action as a class action. On August 28, 2009, the Court entered an Order certifying the action as a class action, appointing Gilbert as the class representative, and defining the class as “all purchasers of the common stock of Red Hat, Inc. between December 17, 2002, and July 12, 2004, inclusive and who were damaged thereby,” excluding Company insiders. On December 15, 2009, the Company announced that it had reached an agreement in principle to settle this matter, subject, among other matters, to completion of a final written settlement agreement and court approval. The Company recorded, for its quarter ended November 30, 2009, an estimated liability in the amount of $8.8 million for its portion of the proposed settlement. On March 29, 2010, counsel for the class filed a Motion for Preliminary Approval of the Settlement and, on June 11, 2010, a United States Magistrate Judge issued a Memorandum and Recommendation to the presiding judge that the motion be approved. On July 8, 2010, the presiding judge approved the motion and set the hearing for the final fairness hearing on December 7, 2010. The settlement was approved by the District Court in an order dated December 10, 2010.

On October 9, 2007, IP Innovation, LLC and Technology Licensing Corporation filed a complaint in the Eastern District of Texas (Civil Action No. 2-07CV-447) against Red Hat, Inc. and Novell, Inc., alleging direct and indirect infringement of U.S. Patent Nos. 5,072,412, 5,394,521 and 5,533,183 with regard to aspects of the Company’s Linux-based products. The complaint seeks, among other relief, compensatory damages. The Company answered the complaint on February 1, 2008, including counterclaims against plaintiffs for declaratory judgment of invalidity, unenforceability and noninfringement of the patents-in-suit, and the plaintiffs filed a reply to those counterclaims on February 11, 2008. The court issued a memorandum opinion and order denying defendants’ motion for partial summary judgment for invalidity due to indefiniteness and construing disputed claim terms on August 10, 2009. The trial in the case began on April 26 and concluded on April 30 with a jury verdict that the patent in suit was invalid and not infringed. The judgment was not appealed, and the plaintiffs’ time for appeal has expired.

On December 9, 2009, the Company filed a complaint in the Eastern District of Texas (Civil Action No. 6:09-cv-00549) against Bedrock Computer Technologies LLC (“Bedrock”) seeking a declaratory judgment that United States Patent No. 5,893,120 (“120 Patent”) is invalid, unenforceable and not infringed. The complaint states that Bedrock brought an action in which it wrongly accused some customers of the Company of infringing the ‘120 Patent based on their use of computer equipment configured with or utilizing software based on various versions of the Linux operating system. The complaint seeks a declaration that anyone’s use, sale, or offer for sale of the Linux kernel distributed by the Company has not and does not in any manner infringe any claim of the patent or otherwise infringe or violate any rights of Bedrock and that the ‘120 Patent is invalid and unenforceable. On January 29, 2010, Bedrock responded denying the contentions in the complaint and asserting a counterclaim alleging that Red Hat has directly and indirectly infringed the ‘120 Patent. On February 22, 2010, Red Hat replied to the counterclaim denying the allegations of infringement and asserting affirmative defenses. On March 26, 2010, Bedrock filed its first amended answer and counterclaim with crossclaims against fifteen parties. Trial in the case has been scheduled for October 11, 2011. Based on information available to date, the Company believes it has meritorious defenses to the counterclaims and intends to vigorously defend itself. There can be no assurance, however, that the Company will be successful in its defense, and an adverse resolution of the counterclaims could have a material adverse effect on its business, financial position and results of operations, including its ability to continue to commercialize the technologies implicated in the litigation.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below sets forth information regarding the Company’s purchases of its Common Stock during its third fiscal quarter ended November 30, 2010:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
September 1, 2010—September 30, 2010	153	$38.74	—	$230.4 million
October 1, 2010—October 31, 2010	374,016	$39.82	—	$230.4 million
November 1, 2010—November 30, 2010	—	$—	—	$230.4 million

Total	374,169	$39.82	—	$230.4 million

(1)	During the three months ended November 30, 2010, the Company withheld an aggregate of 374,169 shares of Common stock from employees to satisfy minimum tax withholding obligations relating to the vesting of restricted share awards. These shares were not withheld pursuant to the program described in Note 2 below.

(2)	On March 24, 2010, the Company announced that its Board of Directors had authorized the repurchase of up to an aggregate of $300.0 million of the Company’s common stock from time to time in open market or privately negotiated transactions, as applicable. The program will expire on the earlier of (i) March 31, 2012 or (ii) a determination by the Board of Directors, Chief Executive Officer or Chief Financial Officer to discontinue the program.

ITEM 6.	EXHIBITS

(a) List of Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the registrant’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

Date: January 10, 2011	By:	/S/ JAMES M. WHITEHURST
James M. Whitehurst President and Chief Executive Officer (Duly Authorized Officer on Behalf of the Registrant)

RED HAT, INC.

Date: January 10, 2011	By:	/S/ CHARLES E. PETERS, JR.
Charles E. Peters, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

RED HAT, INC.

Date: January 10, 2011	By:	/S/ MARK E. COOK
Mark E. Cook Vice President and Controller (Principal Accounting Officer)