Form 10-K
period 2011-02-28
RED HAT INC
filed 2011-04-29
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 28, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of August 31, 2010 was approximately $5.5 billion based on the closing price of $34.55 of our common stock as reported by the New York Stock Exchange on August 31, 2010. For purposes of the immediately preceding sentence, the term “affiliate” consists of each director, executive officer and greater than 10% stockholder of the registrant. There were 193,024,423 shares of common stock outstanding as of April 14, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Red Hat, Inc.’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with its annual meeting of stockholders to be held on August 11, 2011 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such documents shall not be deemed filed as part of this Annual Report on Form 10-K.

ITEM 1.	BUSINESS

OVERVIEW

We are a global leader in providing open source software solutions to the enterprise, including our core enterprise operating system platform, Red Hat Enterprise Linux, our enterprise middleware platform, JBoss Enterprise Middleware, our virtualization and cloud solutions and other Red Hat enterprise technologies. We employ an open source software development and licensing model that uses the collaborative input of an international community of contributors to develop and enhance software. We actively participate in this community-oriented development process, often in a leadership role, and leverage it to create our Red Hat- and JBoss-branded enterprise technologies.

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

Red Hat’s participation in the community-driven development process is illustrated by Red Hat’s sponsorship role in the Fedora Project and the JBoss.org communities. This participation enables us to leverage the efforts of these international communities, which we believe allows us to reduce both development cost and time and to enhance community acceptance and support of our products and technologies. Thus, we are able to use the Fedora Project and the JBoss.org communities as proving grounds and virtual laboratories for innovations that we can draw upon for inclusion in our enterprise technologies. Additionally, the open and transparent nature of these projects provides our customers and potential customers with access and insights into the future direction of Red Hat products and technologies.

We offer a choice of operating systems and virtualization options for mainframes, servers, work stations and desktops that support multiple application areas, including software as a service, cloud deployments, edge-of-network applications, information technology infrastructure (applications such as database, ERP and large web servers), mainframe computing, data centers, technical/developer workstations and corporate desktops.

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

Our hosted content distribution offerings, such as Red Hat Network (“RHN”), permit these Red Hat enterprise technologies to be updated and configured. Our management offerings, Red Hat Network Satellite (“RHN Satellite”) and JBoss Operations Network (“JBoss ON”), permit our customers to provision, update, monitor and manage these and other technologies in an automated fashion. Red Hat’s Customer Portal provides customers with simplified and streamlined access to Red Hat support services and tools for knowledge and troubleshooting, software downloads and account management.

Our service offerings consist of training, consulting and support designed to meet the needs of the enterprise. Our service capabilities promote further adoption and use of open source solutions within the enterprise, as well as reinforce our Red Hat and JBoss brands. Our training services consist of an array of courses that are designed to cover the full range of Red Hat’s products and enable customers to leverage the benefits of our enterprise technologies in their IT environments. We also offer the services of experienced consultants to assist with the technology needs of our customers. In addition, we provide varying levels of technical support services to assist customers with installing, configuring and using Red Hat and JBoss enterprise technologies.

In addition to our development and licensing models, we believe that our business model differentiates Red Hat from many software companies. We provide Red Hat enterprise technologies under annual or multi-year subscriptions. Throughout the life of a subscription, a customer is entitled to specified levels of support as well as security updates, bug fixes, functionality enhancements and upgrades to the technology, when and if available, via the Red Hat Customer Portal. This business model allows the customer to access consistent improvements to and innovations in our technologies and the services it needs for the duration of the subscription.

We sell subscriptions to Red Hat enterprise technologies directly to customers and indirectly through various channels of distribution. We sell directly to customers through our sales force and our web store. Our indirect sales channels include distributors, systems integrators, value added resellers (“VARs”), telecom/network technology companies, cloud computing providers, hosting providers and independent software vendors (“ISVs”). In addition, leading global server and workstation hardware original equipment manufacturers (“OEMs”) support and pre-load Red Hat enterprise technologies on various servers and workstations and also sell their hardware together with Red Hat Enterprise Linux as part of pre-configured solutions. Red Hat Enterprise Linux and JBoss Enterprise Middleware technologies also have gained widespread support from many of the leading ISVs and independent hardware vendors (“IHVs”). With the support and tools we make available, many of these companies have engineered and certified that their offerings run on or with Red Hat Enterprise Linux, JBoss Enterprise Middleware technologies and Red Hat Enterprise Virtualization or, in the case of some IHVs and ISVs, have built their products using Red Hat Enterprise Linux, JBoss Enterprise Middleware and Red Hat Enterprise Virtualization. We believe widespread support from these companies helps to increase the level of market acceptance and adoption of our enterprise technologies.

As the benefits of open source software become more widely recognized, acceptance of open source software by mainstream enterprise users continues to grow. We see this growth in the number of Linux server operating systems in use today, the increasing number of JBoss Enterprise Middleware deployments and an increased level of interest in open source virtualization and cloud technologies.

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

Under the proprietary model of software development, a software vendor generally develops the code itself or acquires components from other vendors, without the input from a wider community of participants. The vendor generally licenses to the user only the machine-readable binary (or object) code, with no or limited rights to copy, modify or redistribute that code, and does not make the source code available to the user or other developers. Moreover, peer review and collaborative enhancements are not readily possible because of the lack of access to the source code. In contrast, under the open source development model, the software vendor provides users and other developers with access both to the binary code and the source code and permits the user to use, copy, modify and redistribute the code to others.

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

We believe that open source software is a viable and arguably superior alternative to traditional proprietary software. As compared to the proprietary model, the open source model:

•	allows a company’s in-house development team to collaborate and innovate with a global community of independent developers and testers;

•	provides the user access to both binary and source code, and the right to inspect, copy, modify and redistribute the software;

•	offers greater flexibility through open rather than proprietary protocols and formats; and

•	permits the user ongoing access to improvements made to the software that are distributed by others.

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

Challenges to the widespread adoption of open source by the enterprise

Despite a strong initial market acceptance of Red Hat Enterprise Linux, JBoss Enterprise Middleware and other Red Hat enterprise technologies by large enterprises, a number of obstacles exist to the continued growth and adoption of these technologies within the enterprise, including:

•

competition from well-established proprietary software industry participants such as Hewlett-Packard Company (“HP”), International Business Machines Corporation (“IBM”), Microsoft Corporation (“Microsoft”), Oracle Corporation (including Sun Microsystems, Inc., which Oracle acquired in early 2010) (“Oracle”) and VMware, Inc. (“VMware”);

•	a limited number of established, profitable and viable open source industry participants;

•	uncertainty as to the long-term success of a development, licensing and business model not based on limiting access to proprietary technology; and

•	potential concern over threats of intellectual property infringement claims.

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

•

our ability to generate increasing revenue from channel partner and other strategic relationships, including distributors, OEMs, other hardware vendors, ISVs, cloud computing providers, VARs and systems integrators;

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

Our open source software operating system

One of the most widely known open source technologies is the Linux kernel, the operating system engine of Red Hat Enterprise Linux. An operating system is the software that allows a computer and its various hardware and software components to interact. A worldwide community of developers collaborates to improve the Linux kernel, and we believe we are able to integrate the best of those improvements into our stable, yet innovative and high-performance Red Hat Enterprise Linux platform. Moreover, as discussed below, Red Hat Enterprise Linux enjoys the support of major OEMs and ISVs, increasing the interest of developers in adding further enhancements to the Linux kernel.

We seek to engineer Red Hat Enterprise Linux to be a comprehensive, technically advanced, reliable and stable operating system. Red Hat Enterprise Linux is an integrated, open source operating system that is designed to meet the performance, reliability and scalability demands of chief information officers of large and small enterprises, from the edge of the network to cloud deployments to the data center.

Our operating system is intended to be:

•	flexible and scalable—capable of running clusters of thousands of systems in a large enterprise on a single device;

•	functional—able to handle discrete or multiple applications accessed by multiple users;

•	adaptable—allowing the user to modify the software to meet particular needs and requirements;

•	stable and reliable—constantly reviewed and fine-tuned by developers worldwide;

•	secure—offering some of the highest levels of security in the commercial operating system market;

•	cost-effective—lowering the total cost of ownership; and

•	high performing—yielding an array of quality performance results using industry benchmarks.

Our virtualization solutions

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

The Red Hat Enterprise Virtualization portfolio is a set of virtualization products that includes a standalone hypervisor and management tools. Our virtualization offerings are intended to permit customers to maximize resource allocation and operational flexibility. The combination of Red Hat Enterprise Virtualization and other Red Hat enterprise technologies provides a foundation for enterprises to deploy both public and private clouds.

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

Our middleware tools and platforms are intended to be:

•	easily deployable—decreasing development complexity;

•	intuitive—improving end-user experience;

•	effective—reducing business process friction;

•	flexible—working with many different applications and enterprise environments; and

•	cost-effective—lowering the total cost of ownership.

Our systems management solutions

RHN, RHN Satellite, Red Hat Customer Portal and JBoss ON provide software distribution and management solutions for Red Hat Enterprise Linux and JBoss Enterprise Middleware technologies. With a focus on open standards and scalability, our systems management solutions help organizations increase productivity, lower costs and enhance security by provisioning, managing, monitoring and updating systems.

These systems management solutions provide organizations with flexibility, security and scalability. Red Hat’s customers can manage their deployments by connecting to Red Hat’s hosted servers as part of a base subscription, or by implementing the enhanced on-site functionality of RHN Satellite and JBoss ON.

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

Support by leading independent software and hardware vendors and systems integrators

To facilitate the widespread deployment of Red Hat Enterprise Linux, JBoss Enterprise Middleware and Red Hat Enterprise Virtualization, we have focused on gaining broad support for our technologies from the providers of hardware, software and systems integrator services critical to the large enterprise. For example, leading software vendors with applications that run on, or with, our enterprise technologies include BMC Software, Inc. (“BMC”), CA, Inc. (“CA”), EMC Corporation (“EMC”), HP, IBM, Microsoft, Oracle, SAP AG (“SAP”), SAS Institute Inc. (“SAS”), Sybase, Inc. (“Sybase”), Symantec Corporation (“Symantec”) and VMware. In addition, we have certification and pre-load arrangements with leading hardware providers including HP, IBM and Dell Inc. (“Dell”), as well as Cisco Systems, Inc. (“Cisco”), Fujitsu Limited (“Fujitsu”), Hitachi, Ltd (“Hitachi”) and NEC Corporation (“NEC”), and certification agreements with leading networking and storage companies including Cisco, EMC, HP, NetApp, Inc., Nokia Corporation and Nokia Siemens Networks. We also have strategic alliance relationships with the leading semiconductor providers Advanced Micro Devices, Inc. (“AMD”) and Intel Corporation (“Intel”).

An online destination for the open source community

We are dedicated to helping serve the interests and needs of open source software users and developers online. Our websites, which include redhat.com, jboss.org, fedoraproject.org and opensource.com, serve as a substantial resource for information related to open source initiatives. These websites contain news we believe to be of interest to open source users and developers, features for the open source community, a commerce site and a point-of-access for software downloads and upgrades. Visitors to our websites can organize and participate in user groups, make available incremental code improvements and bug fixes and share knowledge regarding the use and development of open source software and methods. By acting as a publisher of open source information and by facilitating the interaction of developers, particularly through the Fedora and JBoss.org projects, we believe our websites have become community centers for open source. Additionally, redhat.com serves as a primary customer interface, web store and order mechanism for many of our products and services.

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

Geographic Areas

As of February 28, 2011, Red Hat had more than 70 locations around the world, including offices in North America, South America, Europe, Asia and Australia. As stated above, we manage our international business on the basis of three geographic business units: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific. See NOTE 2 and NOTE 20 to our Consolidated Financial Statements for further discussion of our geographic areas of operation. See Item 1A, “Risk Factors”, for a discussion of some of the risks attendant to our operations.

Backlog

The total value of all non-cancellable subscription and service agreements at February 28, 2011, included deferred revenue classified as a current liability of $572.6 million, long-term deferred revenue of $199.6 million and backlog (the value of customer contracts to be billed in the future) not reflected in our financial statements in excess of $190.0 million. The total value of all non-cancellable subscription and service agreements at February 28, 2010, included deferred revenue classified as a current liability of $480.6 million, long-term deferred revenue of $165.3 million and backlog not reflected in our financial statements in excess of $190.0 million. The amount of backlog at February 28, 2011 that we expect to be billed during the fiscal year ending February 29, 2012 is in excess of $120.0 million.

BUSINESS STRATEGY

Our business strategy is designed to (i) gain widespread adoption of Red Hat enterprise technologies, including virtualization and cloud technologies, by enterprise users globally, (ii) generate increasing revenue from our existing customer base by renewing existing subscriptions and providing additional value to our customers, and by growing the number of enterprise technologies that comprise our open source architecture, (iii) generate increasing revenue by providing additional systems management, support and other targeted services and (iv) generate increasing revenue from channel partner and other strategic relationships, including distributors, OEMs, IHVs, ISVs, cloud computing providers, VARs and systems integrators and our own international expansion, among other means.

The key elements of our strategy aim to:

Increase the adoption of Red Hat enterprise technologies by enterprise users globally

A growing number of enterprise users view Red Hat Enterprise Linux as a mainstream operating system and JBoss Enterprise Middleware as a viable middleware platform for mission-critical areas of their information technology infrastructure. An increasing number of these users deploy JBoss Enterprise Middleware as a comprehensive middleware reference architecture and product portfolio for development, deployment and integration of distributed applications, business processes and web services used in a service-oriented architecture. In addition, we see increasing interest among enterprise users for our virtualization and virtualization management offerings. We seek to promote further adoption of our enterprise technologies by expanding the breadth and depth of our technology and service offerings (such as messaging, high performance computing, realtime and virtualization), bringing new management services to market, improving our technology infrastructure to ease the purchasing and renewal process, offering expanded services, focusing on new geographic markets, and capitalizing on the success of our existing strategic relationships. We believe the relationships with our strategic partners will continue to stimulate the technical advancement and widespread distribution of our enterprise technologies and the growth of existing third-party enterprise applications using Red Hat enterprise technologies. We believe that the low-cost, high-value offerings from Red Hat are a catalyst for change in the IT industry, enabling new deployments and migrations, which encourage a larger ecosystem of compatible hardware and software solutions.

Continue to expand cloud computing offerings

We intend to continue to expand our product offerings that optimize resource allocation and enhance performance and flexibility in cloud computing environments.

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

Continue to expand routes to market

We intend to continue to grow our traditional distribution, VAR, OEM, IHV, ISV and channel partner networks on a global basis. In addition, we are enhancing our relationships with systems integrators in order to expand our reach into customers who traditionally rely on system integrators for advice and recommendations regarding their technology purchases.

Continue to pursue strategic acquisitions and alliances

We expect to continue to pursue a selective acquisition strategy as opportunities arise to complement and expand our offerings and service capabilities. We also intend to create and extend our strategic alliances where it is beneficial to our business.

Continue to grow our presence in international markets

We have operations in a number of countries in the Americas, EMEA and Asia Pacific, with over 70 offices worldwide. We expect to continue to expand our operations geographically.

We offer our technologies and documentation in various languages. See NOTE 2 and NOTE 20 to the Consolidated Financial Statements for a discussion of our revenue by geographic area.

Continue to invest in the development of open source technologies

We intend to continue to invest significant resources in the development of new open source technologies in areas that include messaging, virtualization, cloud computing, real-time computing, middleware, management, security and identity, capitalizing on our substantial experience working with the open source model and community. We expect this continued investment to take the form of expenditures on internal development efforts, as well as continued funding of third-party open source projects and the expansion of our developer services.

PRODUCTS AND SERVICES

Red Hat’s software solutions, consisting of Red Hat enterprise technologies such as Red Hat Enterprise Linux, JBoss Enterprise Middleware and Red Hat Enterprise Virtualization are at the center of our subscription strategy and our open source architecture. Our services offerings, principally directed toward our medium and large enterprise customers and the leading hardware providers with whom we have strategic relationships, include technical support and maintenance, training, professional consulting services, engineering services and hardware certification.

Generally, we provide our enterprise technologies with related services in the form of annual or multi-year subscriptions. Our subscriptions include a bundle of services encompassing product delivery, problem resolution, ongoing corrections, enhancements and new versions, certified capability with a portfolio of hardware and software applications and Red Hat’s Open Source Assurance program. The subscriptions offer varying levels of support services as well as access to basic software updates and configuration management functionality via our integrated management technologies RHN, RHN Satellite, Red Hat Customer Portal and JBoss ON.

Red Hat Enterprise Linux technologies

Red Hat Enterprise Linux is an operating system built from various open source software packages including the Linux kernel, and is designed expressly for enterprise computing. Red Hat Enterprise Linux delivers the features required for commercial deployments, including:

•	Support for a wide range of ISV applications from vendors such as BMC, CA, EMC, HP, IBM, Microsoft, Oracle, SAP, SAS, Sybase and Symantec;

•	Certification on multiple architectures and leading OEM platforms, including Cisco, Dell, Fujitsu, HP, Hitachi, IBM, NEC and Oracle;

•	Comprehensive technical support, with up to 24x7, one-hour response, available both from Red Hat and selected ISV/OEM partners;

•	Performance and scalability in accordance with leading industry benchmarks;

•	Stability based upon periodic upgrade cycles on a when-and-if-available basis and multiyear support lifecycle; and

•	Virtualization capability incorporated into the core operating system.

The Red Hat Enterprise Linux platform is well-suited for a broad range of applications across the IT structure of an enterprise. In addition, Red Hat offers a portfolio of add-ons that extends the features of Red Hat Enterprise Linux. These add-ons, which are designed to tailor a customer’s computing environment to suit specific customer requirements, include:

•	High Availability—provides on-demand failover services between nodes within a cluster intended to make applications highly available.

•	Resilient Storage—enables a shared storage or clustered file system to access the same storage device over a network.

•	Network Load Balancer—provides redundancy for web serving, databases, networking and storage.

•	Scalable File System—provides support for file systems that are between 16 and 100 terabytes in size using advanced features such as 64-bit journaling and advanced locking algorithms.

•	High Performance Network—delivers remote directory memory access over converged Ethernet helping improve network latency and capacity.

•

Smart Management—includes Red Hat Network Satellite management and provisioning modules that allow a customer to provision, patch, configure and control Red Hat Enterprise Linux development, test and production systems.

•	Extended Update Support—extends the support period of a Red Hat Enterprise Linux update for up to 18 months and delivers overlapping release support to give enterprise customers more flexibility.

We believe that these add-ons provide customers with increased flexibility and choice.

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

Red Hat Enterprise Virtualization

Red Hat Enterprise Virtualization for Servers is designed to enhance the capital and operational efficiencies of our customers by increasing server utilization and deployment flexibility. Our virtualization solution for servers includes the following components:

•	Red Hat Enterprise Virtualization Hypervisor—a hypervisor based on KVM technology that essentially converts the Red Hat Enterprise Linux kernel into a virtualization platform.

•

Red Hat Enterprise Virtualization Manager—a server virtualization management system that provides advanced capabilities for both host and guest operating systems, including high availability, live migration, power manager, storage manager and system scheduler.

Red Hat Enterprise Virtualization for Servers is designed to be compatible with Red Hat Enterprise Linux and its wide ecosystem of certified hardware systems and software applications. Our virtualization solution allows enterprises to centrally manage virtual environments.

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

Red Hat systems management solutions

RHN, RHN Satellite, Red Hat Customer Portal and JBoss ON provide management and software delivery services for Red Hat Enterprise Linux and JBoss Enterprise Middleware technologies. With a focus on open standards and scalability, our management solutions help organizations increase productivity, lower costs and enhance security by provisioning, managing, monitoring and updating systems.

Services for Red Hat Enterprise Linux and JBoss Enterprise Middleware are available to provide organizations with flexibility, security and scalability based on their size and needs. Red Hat’s customers can manage their deployments by connecting to Red Hat’s hosted servers or by implementing the enhanced functionality of RHN Satellite and JBoss ON.

Red Hat Network—Through RHN, Red Hat provides an on-line method for its customers to obtain certified software and upgrades and to manage, provision and monitor deployments of Red Hat Enterprise Linux.

RHN Update Module—The RHN Update Module is an entry-level offering included with each subscription for Red Hat Enterprise Linux, providing functionality enhancements and upgrades to individual systems. The RHN Update Module includes functionality such as a graphical user interface, priority notification, errata information, and Red Hat Package Manager dependency checking and auto update. RHN Update Module also gives customers access to electronic delivery of software related to their Red Hat subscriptions. This is the default method for accessing subscription services for Red Hat Enterprise Linux.

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

RHN Smart Management—RHN Smart Management allows customers to provision and manage systems running Red Hat enterprise technology. Designed to enable scalable enterprise administration, RHN Smart Management features systems grouping, role-based administration and scheduled actions.

RHN Monitoring Module—The RHN Monitoring Module, only available for RHN Satellite deployments, adds performance-tracking capabilities. Users can configure monitoring checks based on numerous pre-built probes, or they can create their own. Email or pager warnings send alerts when defined performance thresholds are crossed.

Red Hat Customer Portal—Through RHCP, Red Hat provides an online method for Red Hat Enterprise Linux and JBoss Enterprise Middleware customers to obtain certified software, access to a knowledge base and software update alerts and advisories, as well as interact with our technical support engineers.

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

Training—Our training services consist of an array of performance-based courses designed to meet the diverse needs of our customers. We deliver more than 30 Red Hat Enterprise Linux and JBoss Enterprise Middleware courses worldwide in classroom, corporate on-site and online settings. These courses span topics such as system administration and advanced enterprise development, deployment security, middleware and role-based offerings. Certification paths include Red Hat Certified Technician, Red Hat Certified Engineer, Red Hat Certified Data Specialist, Red Hat Certified Security Specialist, Red Hat Certified Virtualization Administrator, Red Hat Certified Architect and JBoss Certified Application Administrator.

Consulting—We offer the services of experienced consultants to assist with the technology infrastructure needs of our customers. Our offerings include assessments, installations, upgrade planning, platform migrations, solution integration and application development.

Support—Our Red Hat subscriptions generally include varying levels of technical support to assist customers with installing, configuring and using Red Hat enterprise technologies. Additionally, we offer a technical account management (“TAM”) service for customers that require a more personalized support relationship. The TAM service is designed to offer a highly skilled, proactive support engineer who understands a customer’s IT infrastructure and serves as a primary point of contact for technical support that is tailored to the customer’s business.

COMPETITION

In the operating systems market, we compete with a number of large and well-established companies that have significantly greater financial resources, larger development staffs and more extensive marketing and distribution capabilities. These competitors include Microsoft and Oracle, each of which offers hardware-independent, multi-user operating systems, and various virtualization software for Intel platforms that competes with Red Hat’s offerings. Moreover, HP, IBM, Oracle and Unisys Corporation each offer the UNIX operating system. Many of these competitors bundle competitive operating systems, such as UNIX, with their own hardware and additional software offerings, thereby making it more difficult for us to penetrate their customer bases. In addition, with virtualization emerging as an important element of the operating environment, software companies like VMware, Microsoft and Citrix Systems, Inc. (“Citrix”) that offer virtualization solutions are also competitors to Red Hat. No assurance can be given that our efforts to compete effectively will be sufficient.

Within the specific category of Linux operating systems, our chief competitor has historically been Novell, Inc. (“Novell”), with its SUSE brand of Linux. In 2006, Oracle, a large and well-capitalized company, also began to sell support for its version of the Linux operating system. See Item 1A, “Risk Factors”. Other, less well-capitalized, Linux brands include Ubuntu, Debian, Mandriva, and other regionally-specific distributions. The financial and legal barriers to creating a new Linux distribution are relatively low because the open source license governing Linux distributions permits copying, modification and redistribution.

In the middleware market, we compete with a number of large and well-established companies that have significantly greater financial resources, larger development staffs and more extensive marketing and distribution capabilities. These competitors include, but are not limited to, IBM, Microsoft, Oracle and VMware, all of which offer portfolios of enterprise Java and non-Java middleware products. All of these vendors offer the majority of their middleware products under a typical proprietary software license model. IBM and Oracle often bundle hardware and software for their customers, making it more difficult to penetrate these customer bases. Our middleware offering is heavily dependent on the Java programming language, which is controlled by Oracle.

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

With our services offerings, we face competition in the market for services related to the deployment of our enterprise technologies and the development and integration of applications. Our competitors in the market include HP, IBM and Oracle, as well as other technology consulting companies.

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

The open source software market is not characterized by the traditional barriers to entry that are found in the proprietary software model due to the nature of open source technology. For example, anyone can use, copy, modify and redistribute Red Hat Enterprise Linux, JBoss Enterprise Middleware and our other open source products. However, they are not permitted to refer to these products as “Red Hat” or “JBoss” products unless they have a formal business relationship with us that allows such references. Moreover, as it relates to our enterprise technologies and management offerings, our customers agree that during their support relationship with Red Hat, they will purchase a support subscription for each computer system, CPU or other unit on which they deploy Red Hat’s software. In addition, the primary means by which customers can receive a certified version of Red Hat enterprise software and receive certified functionality enhancements and upgrades to a copy of Red Hat enterprise software is to purchase and maintain a current subscription directly from us or our partners with whom we have agreements.

We believe that the major factors affecting the competitive landscape for our products include:

•	the name and reputation of the vendor;

•	the ability to adapt development, sales, marketing and support to the open source model;

•	the product price, performance, reliability and functionality;

•	the alliances of the vendor with major industry hardware and/or software providers;

•	the quality of support and consulting services;

•	the financial and value relationship of subscription services;

•	the number of Global 2000 reference accounts;

•	the number of cloud computing partners and reference accounts;

•	the availability of third-party enterprise infrastructure applications that are compatible with the technology;

•	the breadth of hardware and software ecosystem compatibility;

•	the management framework for administering the software technologies;

•	the distribution strength and number of distribution partners of the vendor; and

•	the strength of the vendor’s relationships and reputation in the open source community.

Although we believe that overall we generally compete on par or favorably with many of our competitors in a number of respects, including product performance, price and breadth of hardware and software compatibility, we believe that a number of our key competitors currently have superior distribution capabilities. In addition, there are significantly more enterprise infrastructure applications available for competing operating systems technologies, such as Windows, than there are for Red Hat Enterprise Linux. An integral part of our strategy has been to help address these shortcomings by, among other methods, strengthening our existing strategic relationships and entering into new ones to expand our distribution capabilities and by attracting more attention to the open source movement. Also, increasing the volume of installed subscriptions of Red Hat enterprise technologies should create additional opportunities and incentives for software developers to write more applications that are compatible with Red Hat enterprise technologies.

SOFTWARE ENGINEERING AND DEVELOPMENT

We have invested, and intend to continue to invest, significant resources in product and technology development. We expended $171.3 million, $148.4 million and $130.2 million, in our fiscal years ended February 28, 2011, February 28, 2010 and February 28, 2009, respectively, in research and development costs. We focus and modify our product development efforts based on the needs of users and changes in the marketplace. We are currently focusing our development efforts on improving or adding the functionality to our offerings that are needed by the Global 2000 or required for leading third-party applications upon which the Global 2000 are dependent. However, any upgrades and enhancements are offered on a when-and-if-available basis.

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

Our software development engineers perform extensive testing of Red Hat Enterprise Linux, JBoss Enterprise Middleware, Red Hat Enterprise Virtualization, RHN, RHN Satellite, Red Hat Customer Portal, JBoss ON, JBoss Developer Studio and other Red Hat enterprise technologies. We use various industry methods of quality assurance testing to help ensure that our enterprise technologies are solidly engineered and ready for use by our customers when delivered. We also work closely with leading hardware and software vendors to help ensure that their hardware and applications will operate effectively with Red Hat enterprise platforms.

In addition, we continue to invest substantial resources in the development and commercialization of open source technologies that provide added value in addition to the operating system.

INTELLECTUAL PROPERTY

Most of our products, such as Red Hat Enterprise Linux and JBoss Enterprise Middleware, are built primarily from software components licensed to the general public under various open source licenses. While some components are developed by our own employees, Red Hat obtains many components from software developed and released by contributors to independent open source software development projects. Open source licenses grant the licensee broad permissions to use, copy, modify and distribute the software. Certain open source licenses, such as the GNU General Public License (“GPL”), impose significant limits on a distributor’s ability to license derivative works under more restrictive terms and generally require the distributor to disclose the source code of such works. The inclusion of software components governed by such licenses in our products limits our ability to use traditional proprietary commercial software licensing models for those products. As a result, while we have substantial copyright interests in our software products, open source development and product licensing practices may have the effect of limiting the value of our software copyright assets. Consequently, our trademarks may represent our most valuable intellectual property. We also generally enter into confidentiality and nondisclosure agreements with our employees and consultants and seek to control access to and distribution of our confidential documentation and other proprietary information.

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

Red Hat also seeks patent protection of some of the innovative ideas of our software developers. Not all of these inventions are applicable to our current technologies. Some provide protection to new and other technologies. Moreover, our principal objectives in seeking patent protection are to provide a measure of deterrence against the potential patent infringement claims of third parties and to help ensure that new technologies and innovations covered by our patents remain open. As part of Red Hat’s commitment to the open source community, we provide our Patent Promise, an undertaking, subject to certain limitations, not to enforce our patent rights against users of open source software. This permits the development and distribution of open source applications by third parties that could otherwise infringe on our patents. For these reasons, it is unlikely that our patents will, of themselves, provide us substantial revenue. We are also a founding member and active participant, along with other industry leaders (including IBM, NEC, Philips, Sony and Novell) in the Open Invention Network LLC, which acquires patents with the goal of promoting innovation in open source for the Linux platform.

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

EMPLOYEES

As of February 28, 2011, Red Hat had more than 3,700 employees. From time to time, we also employ independent contractors. Our employees are not represented by any labor union and are not recognized under a collective bargaining agreement, and we have never experienced a work stoppage. We believe our relations with our employees are generally good.

AVAILABLE INFORMATION

We maintain a website at www.redhat.com. We make available, free of charge on our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), as soon as reasonably practicable after we electronically file those reports with, or furnish them to the Securities and Exchange Commission (the “SEC”). We also similarly make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Securities Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. We are not including the information contained at www.redhat.com, or at any other Internet address, as part of, or incorporating it by reference into, this Annual Report on Form 10K.

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

Economic weakness and uncertainty, tightened credit markets and constrained IT spending from time to time contribute to slowdowns in the technology industry, as well as in the specific segments and markets in which we operate, which may result in reduced demand and increased price competition for our products and services. Our operating results in one or more geographic regions may also be affected by uncertain or changing economic conditions within that region, such as the challenges that are currently affecting economic conditions in the United States and elsewhere. Continuing uncertainty about future economic conditions may, among other things, negatively impact our current and prospective customers and result in delays or reductions in technology purchases or lengthen our sales cycle. Adverse economic conditions also may negatively impact our ability to obtain payment for outstanding debts owed to us by our customers or other parties with whom we do business. In addition, these conditions may impact our investment portfolio, and we could determine that some of our investments have experienced an other-than-temporary decline in fair value, requiring an impairment charge that could adversely impact our financial condition and results of operations. Also, these conditions may make it more difficult to forecast operating results. If global economic and market conditions, or economic conditions in the United States or other key markets, remain uncertain or persist, spread or deteriorate further, companies may delay or reduce their IT spending, which could adversely affect our business, financial condition and results of operations.

If we fail to continue to establish and maintain strategic distribution and other collaborative relationships with industry-leading companies, we may not be able to attract and retain a larger customer base.

Our success depends in part on our ability to continue to establish and maintain strategic distribution and other collaborative relationships with industry-leading hardware manufacturers, distributors, software vendors and enterprise solutions providers such as Cisco Systems, Inc. (“Cisco”), Dell Inc. (“Dell”), Fujitsu Limited (“Fujitsu”), Hewlett-Packard Co. (“HP”), International Business Machines Corporation (“IBM”), NEC Corporation (“NEC”), Oracle Corporation (“Oracle”), SAP AG (“SAP”) and others. These relationships allow us to offer our products and services to a much larger customer base than we would otherwise be able through our direct sales and marketing efforts. We may not be able to maintain these relationships or replace them on attractive terms. In addition, our existing strategic relationships do not, and any future strategic relationships may not, afford us any exclusive marketing or distribution rights. Some of our channel partners offer competing products and services. As a result of these factors, many of the companies with which we have strategic alliances may choose to pursue alternative technologies and develop alternative products and services in addition to or in lieu of our products and services, either on their own or in collaboration with others, including our competitors. Moreover, we cannot guarantee that the companies with which we have strategic relationships will market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support.

We rely, to a significant degree, on indirect sales channels for the distribution of our products and services, and disruption within these channels could adversely affect our business and results of operations.

We use a variety of different indirect distribution methods to sell our products and services, including channel partners such as OEMs, distributors and resellers. A number of these partners in turn distribute via their own networks of channel partners with whom we have no direct relationship. We rely, to a significant degree, on each of our channel partners to select, screen and maintain relationships with its distribution network and for the distribution of our products and services in a manner that is consistent with Red Hat’s quality standards. Our channel partners may not distribute and market our products and services effectively.

Recruiting and retaining qualified channel partners and training them in the use of our enterprise technologies requires significant time and resources. If we fail to devote sufficient resources to support and expand our network of channel partners, our results of operations may be adversely affected. In addition, because we rely on channel partners for the indirect distribution of our enterprise technologies, we may have little or no contact with the ultimate end-users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, support ongoing customer requirements, estimate end-user demand, respond to evolving customer needs and obtain subscription renewals from end-users.

If our indirect distribution channel is disrupted, we may be required to devote more resources to distribute our products directly and support our customers, which may not be as effective and could lead to higher costs, reduced revenue and growth that is slower than expected.

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

As part of our business strategy, we have in the past entered into business combinations and acquisitions, and we may continue to do so in the future. Acquisitions present significant challenges and risks, including:

•	The difficulty of integrating the operations, systems, technology and personnel of the acquired business;

•

The difficulty of gathering full information regarding a company or technology prior to an acquisition, including the identification and assessment of liabilities, claims or other circumstances that could result in litigation or regulatory exposure, unfavorable accounting treatment, unexpected tax implications and other adverse effects on our business;

•	The maintenance of acceptable standards, controls, procedures and policies;

•	The potential disruption of our ongoing business and distraction of management;

•	The impairment of relationships with our employees and customers as a result of any integration of new management and other personnel;

•	The inability to maintain relationships with customers of the acquired business;

•	Cultural challenges associated with integrating employees from the acquired company into our organization;

•	The potential loss of key employees of the acquired business;

•

Challenges in maintaining good and effective relations with existing business partners or of those of the acquired business, including as a result of the changes in the competitive landscape effected by the acquisition;

•	The difficulty and expense of incorporating and further developing acquired technology and rights into our products and services and of maintaining quality standards consistent with our brand;

•	The potential failure to achieve the expected benefits of the combination or acquisition;

•	Expenses related to the acquisition;

•	Claims and liabilities we may assume from the acquired business or technology, or that are otherwise related to the acquisition;

•	Operating expenses related to the acquired business or technology;

•	The risk of entering new markets in which we have little or no experience;

•	Potential impairment of tangible assets and intangible assets and goodwill acquired in acquisitions;

•

For foreign transactions, additional risks related to the integration of operations across different cultures and languages, and the economic, political, and regulatory risks associated with specific countries; and

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

We have expanded our operations rapidly in recent years. For example, our total revenue increased from $748.2 million for the fiscal year ended February 28, 2010 to $909.3 million for the fiscal year ended February 28, 2011. Moreover, the total number of our employees increased from over 3,200 as of February 28, 2010 to over 3,700 as of February 28, 2011 and is expected to generally increase in the foreseeable future. In addition, we continue to explore ways to extend our product and service offerings and geographic reach. Our growth has placed and will likely continue to place a strain on our management systems, information systems, resources and internal controls. Our ability to successfully offer products and services and implement our business plan requires adequate information systems and resources and oversight from our senior management.

As we expand in international markets, these challenges increase as a result of the need to support a growing business in an environment of multiple languages, cultures, customs, legal systems, dispute resolution systems, regulatory systems and commercial practices. As we grow, we must also continue to hire, train, supervise and manage new employees. We may not be able to adequately screen and hire or adequately train, supervise and manage sufficient personnel or develop management, or effectively manage and develop our controls and oversight functions and information systems to adequately manage our expansion effectively. If we are unable to adequately manage our growth and expansion, our business, operating results and financial condition could be materially adversely affected.

We include software licensed from other parties in our enterprise technology offerings, the loss of which could increase our costs and delay software shipments.

We utilize various types of software licensed from unaffiliated third parties in our enterprise technology offerings. Aspects of our business could be disrupted if any of the software we license from others or functional equivalents of this software were no longer available to us, no longer offered to us on commercially reasonable terms or changed in ways or included defects that made the third-party software unsuitable for our use. In these cases, we would be required to either redesign our products to function with software available from other parties, develop these components ourselves or eliminate the functionality, which could result in increased costs, the need to mitigate customer issues, delays in our product shipments and the release of new product offerings and limit the features available in our current or future products.

We may not be able to continue to attract and retain capable management.

Our future success depends on the continued services and effectiveness of a number of key management personnel, including our CEO, who assumed his role on January 1, 2008. Our ability to retain key management personnel or hire capable new management personnel as we grow may be challenged to the extent the technology sector performs well and/or if companies with more generous compensation packages or greater perceived growth opportunities compete for the same personnel. In addition, historically we have used share-based compensation as a key component of our compensation packages. Changes in the accounting for share-based compensation could adversely affect our earnings or force us to use more cash compensation to attract and retain capable personnel. If the price of our common stock falls, the value of our share-based awards to the recipient is reduced. Such events, or if we are unable to secure shareholder approval for increases in the number of shares eligible for share-based compensation grants, could adversely affect our ability to successfully attract and retain key management personnel. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key management personnel could hinder our strategic planning and execution.

We depend on our key non-management employees, the loss of which could adversely affect our business or stock price and diminish the Red Hat brand.

Competition in our industry for qualified employees, especially technical employees, is intense and from time to time our competitors directly target our employees. The loss of the technical knowledge and industry expertise of any of these individuals could seriously impede our success. Moreover, the loss of these individuals, particularly to a competitor, some of which may be in a position to offer greater compensation, and any resulting loss of customers could reduce our market share and diminish the Red Hat brand and adversely affect our business or stock price. We have from time to time in the past experienced, and we may experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

A number of our key employees have become, or will soon become, vested in a significant amount of their equity compensation awards. Employees may be more likely to leave us after a significant portion of their equity compensation awards fully vest, especially if the shares underlying the equity awards have significantly appreciated in value. If we do not succeed in retaining and motivating our key employees and attracting new key personnel, our business, its financial performance and our stock price may decline.

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

We provide Red Hat enterprise technologies under annual or multi-year subscriptions. Through the life of a subscription, a customer is entitled to specified levels of support as well as security updates, bug fixes, functionality enhancements and upgrades to the technology, when and if available, via the Red Hat Customer Portal. While we believe this practice complies with the requirements of the GNU General Public License, and while we have reviewed this practice with the Free Software Foundation, the organization that maintains and provides interpretations of the GNU General Public License, we may still encounter customer resistance to this distribution model or customers may fail to honor the terms of our subscription agreements. To the extent we are unsuccessful in promoting or defending this distribution model, our business and operating results could be materially and adversely affected. In addition, our customers generally undertake a significant evaluation process that may result in a lengthy sales cycle. We spend substantial time, effort, and money on our sales efforts without any assurance that our efforts will produce any sales. As technologies and the markets for our enterprise offerings change, our subscription-based contract model may no longer meet the needs of our customers. If we are unable to adapt our contract model to changes in the marketplace, our business and operating results could be adversely impacted.

If our current and future customers do not renew their subscription agreements with us, our operating results may be adversely impacted.

Our customers may not renew their subscriptions for our services after the expiration of their subscription agreements and in fact, some customers elect not to do so. In addition, our customers may opt for a lower-priced edition of our offerings or for fewer subscriptions. We have limited historical data with respect to rates of customer subscription renewals, so we cannot accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our services and their ability to continue their operations and spending levels. Government contracts could be subject to future funding that may affect the extension or termination of programs and generally are subject to the right of the government to terminate for convenience or non-appropriation. If we experience a decline in the renewal rates for our customers or they opt for lower-priced editions of our offerings or fewer subscriptions, our operating results may be adversely impacted.

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

If third-party enterprise hardware and software providers do not continue to make offerings compatible with our offerings, our software may cease to be competitive and our business and financial performance may be adversely affected.

The competitive position of our offerings is dependent on their compatibility with offerings of third-party enterprise hardware and software companies. To the extent that a software or hardware vendor might have or develop products that compete with ours, the vendor may have an incentive to seek to limit the performance, functionality or compatibility of our offerings when used with one or more of the vendor’s offerings. In addition, these vendors may fail to support or issue statements of compatibility or certification of our offerings when used with their offerings. We intend to encourage the development of additional applications that operate on both current and new versions of our offerings by, among other means, attracting third-party developers to Red Hat Enterprise Linux and JBoss Enterprise middleware technologies, providing open source tools to create these applications and maintaining our existing developer relationships through marketing and technical support. We intend to encourage the compatibility of our software with various third-party hardware and software offerings by maintaining and expanding our relationships, both business and technical, with relevant independent hardware and software vendors. If we are not successful in achieving these goals, however, our products may not be competitive and our business and financial performance may be adversely affected.

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

Because of the characteristics of open source software, there are few technology barriers to entry in the open source market by new competitors and it may be relatively easy for competitors, some of which may have greater resources than we have, to enter our markets and compete with us.

One of the characteristics of open source software is that anyone can modify and redistribute the existing open source software and use it to compete with us. Such competition can develop without the degree of overhead and lead time required by traditional proprietary software companies. It is possible for new competitors with greater resources than ours to develop their own open source solutions, potentially reducing the demand for, and putting price pressure on, our solutions. For example, Oracle Corporation (“Oracle”) has developed its own version of the Linux operating system and sells support both for its version of the Linux operating system and for Red Hat Enterprise Linux. In addition, some competitors make their open source software available for free download and use on an ad hoc basis or may position their open source software as a loss leader. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure and/or the availability of open source software will not result in price reductions, reduced operating margins and loss of market share, any one of which could seriously harm our business.

Industry consolidation may lead to increased competition and may harm our operating results.

There has been a trend in industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. For example, in early 2010, Oracle completed its acquisition of Sun Microsystems, Inc. (“Sun”). Oracle’s acquisition of Sun creates a large, integrated supplier of enterprise software that also provides hardware optimized for these software products. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could have a material adverse effect on our business, financial condition and results of operations.

Our continued success depends on our ability to adapt to a rapidly changing industry. Investment in new business strategies and initiatives could disrupt our ongoing business and may present risks not originally contemplated.

We operate in highly competitive markets that are characterized by rapid technological change and frequent new product and service announcements. We must continue to invest significant resources in research and development in order to enhance our existing products and services and introduce new high-quality products and services. If we are unable to ensure that our users and customers have a high-quality experience with our products and services, then they may become dissatisfied and move to competitors’ products and services. In addition, if we are unable to predict user preferences or industry changes, or if we are unable to modify our products and services on a timely basis, we may lose customers.

Our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to improve the performance and reliability of our services. Our failure to adapt to such changes could harm our business. In addition, the widespread adoption of other technological changes could require substantial expenditures to modify or adapt our services or infrastructure. Delays in developing, completing or shipping new or enhanced offerings and technologies could result in delayed or reduced revenue for those offerings and could also adversely affect customer acceptance of those offerings and technologies. The success of new and enhanced offering introductions depends on several factors, including our ability to develop and complete new products in a timely manner, successfully promote the offerings, manage the risks associated with the offerings, make sufficient resources available to support them and address any quality or other defects in the early stages of introduction.

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

Our continued success depends on our ability to maintain and enhance a strong brand.

We believe that the brand identity that we have developed has contributed significantly to the success of our business. We also believe that maintaining and enhancing the Red Hat brand is important to expanding our customer base and attracting talented employees. In order to maintain and enhance our brand, we may be required to make substantial investments that may not be successful. If we fail to promote and maintain our brand, or if we incur excessive costs in doing so, our business, operating results and financial condition may be materially and adversely affected. Maintaining our brand will depend in part on our ability to remain a leader in open source technology and our ability to continue to provide high-quality products and services.

Our Red Hat Enterprise Virtualization and cloud computing offerings are based on emerging technologies, and the potential market for these offerings remains uncertain.

Our Red Hat Enterprise Virtualization and cloud computing product offerings and related services are based on emerging technologies, the success of which will depend on the perceived technological and operational benefits and cost savings associated with the adoption of these technologies. The market for these products and services remains uncertain. In addition, we may make errors in predicting and reacting to relevant business trends. To the extent that the adoption of virtualization and cloud computing offerings occurs more slowly or less pervasively than we expect, the revenue growth associated with these products and services may be slower than currently expected, which could adversely affect our business, operating results and financial condition.

If our growth rate slows, our stock price could be adversely impacted.

As the markets for our products mature and the scale of our business increases, the rate of growth in our product sales will likely be lower than those we have experienced in earlier periods. In addition, to the extent that the adoption of our products and services occurs more slowly or is less pervasive than we expect, our revenue growth rates may slow materially or our revenue may decline substantially, which could adversely affect our stock price.

Security and privacy breaches may expose us to liability and harm our reputation and business.

Our security and testing measures may not prevent security breaches that could harm our business. Advances in computer capabilities, new discoveries in the field of cryptography, inadequate technology or facility security measures or other factors may result in a compromise or breach of our systems and the data we process. Our security measures may be breached as a result of actions by third parties or employee error or malfeasance. Any compromise of our systems or the data we process could harm our reputation or financial condition and, therefore, our business. In addition, a party who is able to circumvent our security measures or exploit inadequacies in our security measures, could, among other effects, misappropriate proprietary information, cause interruptions in our operations or expose customers to computer viruses or other disruptions or vulnerabilities. Actual or perceived vulnerabilities may lead to claims against us by customers, partners or other third parties, which could be material. While our customer agreements typically contain provisions that seek to limit our liability, there is no assurance these provisions will be enforceable and effective under applicable law. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

We are vulnerable to system failures, which could harm our reputation and business.

We rely on our technology infrastructure for many functions, including selling our products and services, supporting our partners, fulfilling orders and billing, collecting and making payments. Our systems are vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, terrorist attacks, computer intrusions and viruses, software errors, computer denial-of-service attacks and other events. A significant number of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Our systems are also subject to break-ins, sabotage and intentional acts of vandalism by internal employees, contractors and third parties. Despite any precautions we may take, such problems could result in, among other consequences, interruptions in our services, which could harm our reputation, business and financial condition. We do not carry business interruption insurance sufficient to protect us from all losses that may result from interruptions in our services as a result of system failures or to cover all contingencies. Any interruption in the availability of our websites and on-line interactions with customers and partners would create a large volume of user questions and complaints that would need to be addressed by our support personnel. If our support personnel cannot meet this demand, customer and partner satisfaction levels may fall, which in turn could cause additional claims, reduced revenue or loss of customers.

A decline in or reprioritization of funding in the U.S. government budget or delays in the budget process could adversely affect our business and future financial performance.

We derive, and expect to continue to derive, a portion of our revenue from U.S. government agencies. Concerns about increased deficit spending, along with continued economic challenges, continue to place pressure on U.S. government spending. The termination of, or delayed or reduced funding for, programs or contracts from which we derive revenue could adversely affect our business and financial performance.

If we fail to comply with our customer contracts or government contracting regulations, our business could suffer.

Our contracts with our customers may include unique and specialized performance requirements. In particular, our contracts with federal, state, provincial and local governmental customers are subject to various procurements regulations, contract provisions and other requirements relating to their formation, administration and performance. Any failure by us to comply with the specific provisions in our customer contracts or any violation of government contracting regulations could result in the imposition of various civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments and, in the case of our government contracts, fines and suspension from future government contracting. In addition, we may be subject to qui tam litigation, the process by which a private individual sues or prosecutes on behalf of the government relating to government contracts and shares in the proceeds of any successful litigation or settlement, which could include claims for up to treble damages. Further, any negative publicity related to our customer contracts or any proceedings surrounding them, regardless of its accuracy, may damage our business and affect our ability to compete for new contracts. There is increased pressure for governments and their agencies, both domestically and internationally, to reduce spending. If our customer contracts are terminated, if we are suspended from government work, or if our ability to compete for new contracts is adversely affected, we could suffer an adverse effect on our business, operating results or financial condition.

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

We are vulnerable to claims that our products infringe third-party intellectual property rights, including patent, copyright and trade secrets because our products are comprised of software components, many of which are developed by numerous independent parties. Moreover, because the scope of software patent protection is often not well defined or readily determinable, patent applications in the United States are not publicly disclosed at the time of filing, and the number of software patents that are issued each year is significant and growing, we may be unable to assess the relevance of patents to our products, or take appropriate responsive action, in a timely or economic manner. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims. In the past, our products have been subject to intellectual property infringement claims. We expect these claims to increase as the size of our business and market share grow, the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Defending patent infringement, copyright infringement and/or trade secret claims, even claims without significant merit, can be time consuming, expensive and divert the attention of technical and management personnel.

An adverse legal decision regarding the intellectual property in and to our technology and other offerings could harm our business and may do so materially. See “Legal Proceedings”.

Our activities, or the activities of our partners, may violate anticorruption laws and regulations that apply to us.

In many foreign countries, particularly in certain developing economies, it is not uncommon to engage in business practices that are prohibited by regulations that may apply to us, such as the U.S. Foreign Corrupt Practices Act and similar laws. Although we have policies and procedures designed to promote compliance with these laws, our employees, contractors, partners and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies and procedures. Any violation of our policies and procedures could result in a violation of applicable law and adversely affect our business and financial performance.

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

In addition, failures in our products could cause system or other failures for our customers who may assert warranty and other claims for substantial damages against us. Although our agreements with our customers often contain provisions which seek to limit our exposure to potential product liability claims, it is possible that these provisions may not be effective or enforceable under the laws of some jurisdictions. In addition, our insurance policies may not adequately limit our exposure to this type of claim. These claims, even if unsuccessful, could be costly and time consuming to defend and could materially harm our business.

Our efforts to protect our trademarks may not be adequate to prevent third parties from misappropriating our intellectual property rights in our trademarks.

Our collection of trademarks is valuable and important to our business. The protective steps we have taken in the past have been, and may in the future continue to be, inadequate to protect and deter misappropriation of our trademark rights. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our trademark rights in a timely manner. We have registered some of our trademarks in countries in North America, South America, Europe, Asia, Africa and Australia and have other trademark applications pending in various countries around the world. Effective trademark protection may not be available in every country in which we offer or intend to offer our products and services. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. Failure to adequately protect our trademark rights could damage or even destroy the Red Hat brand and impair our ability to compete effectively. Furthermore, defending or enforcing our trademark rights could result in the expenditure of significant financial and managerial resources.

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

Lawsuits or legal proceedings may be commenced against us. These disputes and proceedings may involve significant expense and divert the attention of management and other employees. If we do not prevail in these matters, we could be required to pay substantial damages or settlement costs, which could have a material adverse affect on our financial condition or results of operations. See “Legal Proceedings” for additional information on this and other certain matters that may affect our performance or stock price.

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

RISKS RELATED TO FINANCIAL UNCERTAINTY

Our quarterly and annual operating results may not be a reliable indicator of our future financial performance.

Due to the unpredictability of the technology spending environment, among other reasons, our revenue and operating results have fluctuated and may continue to fluctuate. We base our current and projected future expense levels, in part, on our estimates of future revenue. Our expenses are, to a large extent, fixed in the short term. Accordingly, we may not be able to adjust our spending quickly enough to protect our projected operating results for a quarter if our revenue in that quarter falls short of our expectations. If, among other considerations, our future financial performance falls below the expectations of securities analysts or investors or we are unable to increase or maintain profitability, the market price of our common stock may decline.

Our stock price has been volatile historically and may continue to be volatile. Further, the sale of our common stock by significant stockholders may cause the price of our common stock to decrease.

The trading price of our common stock has been and may continue to be subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, announcements relating to strategic decisions, announcements related to key personnel, customer purchase delays, service disruptions, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, news reports relating to trends in our markets, general economic conditions and other risks listed herein.

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

In the market for operating systems, we face significant competition from larger companies with greater financial, operational and technical resources and name recognition than we have. Competitors, which offer hardware-independent multi-user operating systems for Intel platforms and/or Linux and UNIX-based operating systems, include Microsoft Corporation (“Microsoft”), Oracle, Novell, Inc. (“Novell”), IBM and HP.

In the market for middleware offerings, we face significant competition from larger companies with greater financial, operational and technical resources and name recognition than we have. These competitors include, but are not limited to, IBM, Microsoft and Oracle, all of which offer broad portfolios of enterprise Java and non-Java middleware products. IBM and Oracle bundle hardware and software for their customers, making it more difficult to penetrate these customer bases.

In the market for virtualization and cloud offerings, we face significant competition from larger companies with greater financial, operational and technical resources and name recognition than we have. These competitors include, but are not limited to, VMware, Microsoft, Citrix Systems, Inc. and Oracle.

In the market for services offerings, we face significant competition from larger companies with greater financial, operational and technical resources and name recognition than we have, including those that currently provide service and training related to the Linux operating system as well as other operating systems, particularly UNIX-based operating systems, due to the fact that Linux-and UNIX-based operating systems share many common features. These larger companies, including IBM, Oracle and HP, may be able to leverage their existing service organizations and provide higher levels of consulting and training on a more cost-effective basis than we can.

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

We may not be able to meet the financial and operational challenges that we will encounter as our international operations, which represented approximately 43.7% of our total revenue for the fiscal year ended February 28, 2011, continue to expand.

Our international operations accounted for approximately 43.7% of total revenue for the fiscal year ended February 28, 2011. As we expand our international operations, we may have difficulty managing and administering a globally dispersed business and we may need to expend additional funds to, among other activities, reorganize our sales force and technical support services team, outsource or supplement general and administrative functions, staff key management positions, obtain additional information technology infrastructure and successfully localize software products for a significant number of international markets, which may negatively affect our operating results.

Additional challenges associated with the conduct of our business overseas that may negatively affect our operating results include:

•	Fluctuations in exchange rates;

•	Different pricing environments;

•	Longer payment cycles and less financial stability of customers;

•	Compliance with a wide variety of foreign laws;

•	Difficulty selecting and monitoring channel partners outside of the United States;

•	Lower levels of availability or use of the internet, through which our software is often delivered;

•

Difficulty protecting our intellectual property rights overseas due to, among other reasons, the uncertainty of laws and enforcement in certain countries relating to the protection of intellectual property rights;

•	Difficulty in staffing, developing and managing foreign operations as a result of distance, language, legal, cultural and other differences;

•	Difficulty maintaining quality standards consistent with the Red Hat brand;

•	Export control regulations could prevent us from shipping our products into and out of certain markets;

•	Public health risks and natural disasters, particularly in areas in which we have significant operations;

•	Limitations on the repatriation and investment of funds and foreign currency exchange restrictions;

•	Changes in import/export duties, quotas or other trade barriers could affect the competitive pricing of our products and services and reduce our market share in some countries; and

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

We are subject to income and other taxes in the U.S. and in numerous foreign jurisdictions. Our domestic and foreign tax liabilities are subject to the allocation of revenue and expenses in different jurisdictions. Additionally, the amount of taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we operate. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly subject to audits by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our financial statements in the period or periods for which that determination is made.

We earn a significant amount of our operating income from outside the U.S., and any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates for the company. In addition, there have been proposals to change U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form this proposed legislation will pass, if enacted it could have a material adverse impact on our tax expense and cash flow.

Because we recognize revenue from subscriptions for our service over the term of the subscription, downturns or upturns in sales may not be immediately reflected in our operating results.

We generally recognize subscription revenue from customers ratably over the term of their subscription agreements, which are generally 12 to 36 months. As a result, much of the revenue we report in each quarter is deferred revenue from subscription agreements entered into during previous quarters. Consequently, a decline in subscriptions in any one quarter will not necessarily be fully reflected in the revenue in that quarter and will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect this reduced revenue. Accordingly, the effect of significant downturns in sales and market acceptance of our service, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings.

Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined resulting in an adverse impact on our results of operations.

We may be exposed to potential risks if we do not have an effective system of disclosure controls or internal controls

We must comply, on an on-going basis, with the requirements of the Sarbanes-Oxley Act of 2002, including those provisions that establish the requirements for both management and auditors of public companies with respect to reporting on internal control over financial reporting. We cannot be certain that measures we have taken, and will take, will be sufficient or timely completed to meet these requirements on an on-going basis, or that we will be able to implement and maintain adequate disclosure controls and controls over our financial processes and reporting in the future, particularly in light of our rapid growth, international expansion and changes in our products and services, which are expected to result in on-going changes to our control systems and areas of potential risk.

If we fail to maintain an effective system of disclosure controls or internal control over financial reporting, including satisfaction of the requirements of the Sarbanes-Oxley Act, we may not be able to accurately or timely report on our financial results or adequately identify and reduce fraud. As a result, the financial position of our business could be harmed; current and potential future shareholders could lose confidence in us and/or our reported financial results, which may cause a negative effect on our trading price; and we could be exposed to litigation or regulatory proceedings, which may be costly or divert management attention.

Changes in accounting principles and guidance, or their interpretation, could result in unfavorable accounting charges or effects, including changes to previously filed financial statements, which could cause our stock to decline.

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a significant effect on our reported results and may retroactively affect previously reported results.

Our investment portfolio is subject to credit and illiquidity risks and fluctuations in the market value of our investments and interest rates. These risks may result in an impairment in or the loss of all or a portion of the value of our investments, an inability to sell our investments or a decline in interest income.

We maintain an investment portfolio of various holdings, types and maturities. Our portfolio as of February 28, 2011 consisted primarily of money market funds, U.S. government securities, certificates of deposit, agency securities, corporate securities and equity securities. Although we follow an established investment policy and seek to minimize the risks associated with our investments by investing primarily in investment grade, highly liquid securities and by limiting the amounts invested with any one institution, type of security or issuer, we cannot give assurances that the assets in our investment portfolio will not lose value or become impaired, or that our interest income will not decline.

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

Our investments in private companies are subject to risk of loss of investment capital. Some of these investments may have been made to further our strategic objectives and support our key business initiatives. Our investments in private companies are inherently risky because the markets for the technologies they have under development are typically in the early stages and may never materialize. We could lose the value of our entire investment in these companies.

We are subject to risks of currency fluctuations and related hedging operations.

A portion of our business is conducted in currencies other than the U.S. dollar. Changes in exchange rates among other currencies and the U.S. dollar will affect our net revenue, operating expenses and operating margins. We cannot predict the impact of future exchange rate fluctuations. As we expand international operations, our exposure to exchange rate fluctuations increases. We use financial instruments, primarily forward purchase contracts, to economically hedge U.S. dollar and other currency commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. If these hedging activities are not successful or we change or reduce these hedging activities in the future, we may experience significant unexpected expenses from fluctuations in exchange rates. For information regarding our hedging activity, see “Quantitative and Qualitative Disclosures About Market Risk”.

Natural disasters and geo-political events could adversely affect our financial performance.

The occurrence of one or more epidemics or natural disasters, such as the recent earthquakes in Japan and related events, or geo-political events, such as civil unrest or terrorist attacks in a country in which we operate or in which our suppliers or our customers are located, could disrupt and adversely affect our operations and financial performance. Such events could result in physical damage to, or the complete loss of, one or more of our facilities, the lack of an adequate work force in a market, the inability of our associates to reach or have transportation to our facilities directly affected by such events, the evacuation of the populace from areas in which our facilities are located, changes in the purchasing patterns of our customers, the temporary or long-term disruption in the supply of computer hardware and related components, the disruption or delay in the manufacture and transport of goods overseas, the disruption of utility services to our facilities or to suppliers, partners or customers, and disruption in our communications with our customers.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters is currently located in a leased facility in Raleigh, North Carolina, which consists of approximately 120,000 square feet. In January 2002, we assumed this lease from an unrelated third-party. The lease, which has an original term of 20 years, will expire on June 10, 2020. The annual rental expense under this lease is approximately $1.7 million. In March 2006, we assumed a second lease in Raleigh, North Carolina as part of our headquarters facilities which consisted of approximately 25,000 square feet. In 2007, 2008, 2009 and 2010, we acquired under this second lease an additional 25,000 square feet, 10,000 square feet, 8,000 square feet and 5,500 square feet, respectively, further expanding our headquarters facilities. The term for this second lease, as amended, will expire on February 28, 2017. The term for 8,000 and 5,500 square feet on the second lease, as amended, will expire on January 31, 2015 and May 31, 2015 respectively. The annual rental expense under this second lease is approximately $1.8 million.

In addition to our headquarters, we have leased office facilities in 30 countries and more than 70 locations. Significant locations in North America include Atlanta, Georgia; Dallas, Texas; Mountain View, California; Richmond, Virginia; Toronto, Canada; Tyson’s Corner, Virginia and Westford, Massachusetts. Significant locations in Latin America include Buenos Aires, Argentina and Sao Paulo, Brazil. Significant locations in EMEA (Europe, Middle East and Africa) include Brno, Czech Republic; Cork, Ireland; Farnborough, United Kingdom; Madrid, Spain; Munich, Germany; Puteaux, France; Ra’anana, Israel; Stockholm, Sweden and Stuttgart, Germany. Significant locations in Asia Pacific include Beijing, China; Brisbane, Australia; Melbourne, Australia; Mumbai, India; Pune, India; Singapore; Sydney, Australia and Tokyo, Japan. We believe that in all material respects our properties have been satisfactorily maintained, are in good condition and are suitable for our operations.

ITEM 3.	LEGAL PROCEEDINGS

Commencing on or about March 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. Approximately 310 other IPO issuers were named as defendants in similar class action complaints (together, the “IPO Allocation Actions”). On August 8, 2001, Chief Judge Michael Mukasey of the U.S. District Court for the Southern District of New York issued an order that transferred all of the IPO Allocation Actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings (Case No. 21 MC 92). The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages, attorneys’ and expert fees and other unspecified costs. In October of 2002, the individual director and officer defendants of the Company were dismissed from the case without prejudice. In October of 2004, the District Court certified a class in six of the 310 actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Company’s action is not one of the focus cases. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification with respect to the focus cases and remanded the matter for further consideration. In September 2007, discovery moved forward in the focus cases and plaintiff filed and amended complaints against the focus case issuer and underwriter defendants. Defendants in the focus cases filed motions to dismiss the second amended complaints in November 2007 and filed their oppositions to plaintiffs’ motion for class certification in December 2007. The motions to dismiss in the focus cases were granted in part. On April 2, 2009, the plaintiffs’ executive committee on behalf of the proposed class filed a motion for preliminary approval of a settlement agreement to resolve the lawsuit, to which the Company has consented and for which payments called for by the settlement agreement are to be paid by the defendant insurers. The trial court heard arguments on September 10, 2009 on the fairness of the settlement. In an opinion and order filed October 5, 2009, the trial court approved the class, granted plaintiffs’ motion for approval of the settlement and directed the clerk of the court to close the action. Appeals have been filed and briefed before the Court of Appeals for the Second Circuit.

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

On December 9, 2009, the Company filed a complaint in the Eastern District of Texas (Civil Action No. 6:09-cv-00549) against Bedrock Computer Technologies LLC (“Bedrock”) seeking a declaratory judgment that United States Patent No. 5,893,120 (the “‘120 Patent”) is invalid, unenforceable and not infringed. The complaint states that Bedrock brought an action in which it wrongly accused some customers of the Company of infringing the ‘120 Patent based on their use of computer equipment configured with or utilizing software based on various versions of the Linux operating system. The complaint seeks a declaration that anyone’s use, sale, or offer for sale of the Linux kernel distributed by the Company has not and does not in any manner infringe any claim of the ‘120 patent or otherwise infringe or violate any rights of Bedrock and that the ‘120 Patent is invalid and unenforceable. On January 29, 2010, Bedrock responded denying the contentions in the complaint and asserting a counterclaim alleging that Red Hat has directly and indirectly infringed the ‘120 Patent. On February 22, 2010, Red Hat replied to the counterclaim denying the allegations of infringement and asserting affirmative defenses. On March 26, 2010, Bedrock filed its first amended answer and counterclaim with crossclaims against fifteen parties. The claim construction hearing has been scheduled for May 12, 2011 and trial in the case has been scheduled for October 11, 2011. Based on information available to date, the Company believes it has meritorious defenses to the counterclaims and intends to vigorously defend itself. There can be no assurance, however, that the Company will be successful in its defense, and an adverse resolution of the counterclaims could have a material adverse effect on its business, financial position and results of operations, including its ability to continue to commercialize the technologies implicated in the litigation.

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

Market Information

Our common stock trades on the New York Stock Exchange under the symbol “RHT”. The chart below sets forth the high and low sales information for each of the quarters of the fiscal years ended February 28, 2011 and February 28, 2010.

	FY 2011		FY 2010
Quarter	High	Low	High	Low
First	$32.19	$26.69	$20.39	$12.98
Second	$35.27	$27.82	$23.72	$18.11
Third	$43.79	$35.04	$28.94	$22.20
Fourth	$49.00	$39.42	$31.76	$26.52

Holders

As of April 14, 2011, we estimate that there were 1,824 registered stockholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We anticipate that our future earnings will be retained for the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison of cumulative total return (equal to dividends plus stock appreciation) during the period from February 28, 2006 through February 28, 2011 for:

•	Red Hat, Inc.;

•

A peer group consisting of Akamai Technologies, Inc., Ansys, Inc., Autodesk, Inc., BMC, Cadence Design Systems, Inc., Citrix, Compuware Corporation, Jack Henry & Associates, Inc., McAfee, Inc., Micros Systems, Inc., Novell, Progress Software Corporation, RealNetworks, Inc., Salesforce.com, Inc., TIBCO Software, Inc., VMWare, Inc. and Verisign, Inc. (the “Stock Performance Peer Group”); and

•	the S&P 500 Index.

We are required to provide a line-graph presentation comparing cumulative, five-year stockholder returns on an indexed basis with a broad equity market index and either a published industry index or an index of peer companies selected by Red Hat. In our index of peer group companies, we have selected peer companies considered to be peers for purposes of benchmarking executive compensation during the fiscal year ending February 28, 2011.

COMPARISON OF FIVE-YEAR CUMULATIVE

TOTAL RETURN AMONG RED HAT,

STOCK PERFORMANCE PEER GROUP AND S&P 500 INDEX

	2/28/06	2/28/07	2/29/08	2/28/09	2/28/10	2/28/11
RED HAT, INC.	$100.00	$83.55	$66.36	$50.95	$104.39	$153.63
PEER GROUP	$100.00	$116.70	$113.18	$66.43	$111.47	$129.86
S&P 500 INDEX	$100.00	$111.96	$107.93	$61.21	$93.99	$115.22

Notes:

•	Assumes initial investment of $100.00 on February 28, 2006. Total return includes reinvestment of dividends.

•	The lines represent monthly index levels derived from compounded daily returns that include all dividends.

•	If the monthly interval, based on the fiscal year-end, ends on a day that is not a trading day, the preceding trading day is used.

•	The index level for all series was set to $100.00 on February 28, 2006.

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

•	The stock price performance shown in the graph is not necessarily indicative of future price performance.

Issuer Purchases of Equity Securities

The table below sets forth information regarding the Company’s purchases of its common stock during its fourth fiscal quarter ended February 28, 2011:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 1, 2010 – December 31, 2010	—	$—	—	$230.4 million
January 1, 2011 – January 31, 2011	317,198	$43.99	248,300	$219.6 million
February 1, 2011 – February 28, 2011	4,700	$39.52	4,700	$219.4 million

Total	321,898	$43.92	253,000	$219.4 million

(1)	During the three months ended February 28, 2011, the Company withheld an aggregate of 68,898 shares of common stock from employees to satisfy minimum tax withholding obligations relating to the vesting of restricted share awards. These shares were not withheld pursuant to the program described in Note 2 below.
(2)	On March 24, 2010, the Company announced that its Board of Directors had authorized the repurchase of up to an aggregate of $300.0 million of the Company’s common stock from time to time in open market or privately negotiated transactions, as applicable. The program will expire on the earlier of (i) March 31, 2012 or (ii) a determination by the Board of Directors, Chief Executive Officer or Chief Financial Officer to discontinue the program. See NOTE 17 to the Consolidated Financial Statements for information regarding the Company’s $300.0 million stock repurchase program announced on March 24, 2010.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for each of the Company’s fiscal years in the five-year period ended February 28, 2011. The selected balance sheet data as of February 28, 2011 and February 28, 2010 and the selected statement of operations data for the fiscal years ended February 28, 2011, February 28, 2010 and February 28, 2009 are derived from our Consolidated Financial Statements contained in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein. The selected statement of operations data for the fiscal years ended February 29, 2008 and February 28, 2007 and the selected balance sheet data as of February 28, 2009, February 29, 2008 and February 28, 2007, are derived from our Consolidated Financial Statements contained in the Annual Reports on Form 10-K for the years ended February 28, 2009 and February 29, 2008.

	Year Ended
	February 28, 2011	February 28, 2010	February 28, 2009	February 29, 2008	February 28, 2007
	(in thousands, except per share data)
SELECTED STATEMENT OF OPERATIONS DATA
Revenue:
Subscriptions	$773,404	$638,654	$541,210	$449,811	$341,206
Training and services	135,873	109,582	111,362	73,205	59,418

Total subscription and training and services revenue	$909,277	$748,236	$652,572	$523,016	$400,624
Gross profit	$758,990	$634,391	$546,446	$442,363	$335,888
Income from operations	$145,676	$100,349	$82,521	$70,372	$52,289
Interest income	$6,743	$10,381	$36,473	$58,541	$43,738
Other income (expense), net	$1,275	$10,772	$2,538	$(4,373)	$(5,568)
Net income	$107,278	$87,253	$78,721	$76,667	$59,907
Basic net income per common share	$0.56	$0.46	$0.41	$0.40	$0.32
Diluted net income per common share	$0.55	$0.45	$0.39	$0.36	$0.29
Weighted average shares outstanding
Basic	190,294	187,845	190,772	193,485	189,347
Diluted	196,353	193,546	211,344	221,313	218,823

(1)	For the years ended February 28, 2009, February 29, 2008 and February 28, 2007, other income (expense), net included interest expense of $4.8 million, $6.3 million and $6.0 million, respectively, related to the Company’s then outstanding convertible debt.

	As of
	February 28, 2011	February 28, 2010	February 28, 2009	February 29, 2008	February 28, 2007
	(in thousands)
SELECTED BALANCE SHEET DATA
Total cash and investments in debt and equity securities (available-for-sale, short- and long-term)	$1,192,391	$970,185	$846,089	$1,331,943	$1,156,094
Working capital (1)	$504,757	$436,852	$444,183	$222,608	$706,702
Total assets	$2,199,322	$1,870,872	$1,753,636	$2,079,982	$1,785,854
Convertible debentures (1)	$—	$—	$—	$570,000	$570,000
Stockholders’ equity	$1,290,699	$1,111,052	$1,106,053	$951,191	$821,236

(1)	Convertible debentures with an aggregate face amount of $570.0 million were reclassified from non-current to current during the fourth quarter of the fiscal year ended February 29, 2008, and as a result are included in working capital as of February 29, 2008. All of the debentures were repurchased or redeemed by the Company during the fiscal year ended February 28, 2009 and as a result, no balance was outstanding as of February 28, 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a global leader in providing open source software solutions to the enterprise, including our core enterprise operating system platform, Red Hat Enterprise Linux (“RHEL”), our enterprise middleware platform, JBoss Enterprise Middleware, our virtualization and cloud solutions and other Red Hat enterprise technologies.

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

Revenue.    For the year ended February 28, 2011, total revenue increased 21.5% or $161.0 million to $909.3 million from $748.2 million for the year ended February 28, 2010. Subscription revenue increased 21.1% or $134.8 million, driven primarily by additional subscriptions related to our principal RHEL technologies, which continue to gain broader market acceptance in mission-critical areas of computing, and our expansion of sales channels and geographic footprint. The increase is, in part, a result of the continued migration of enterprises in industries such as telecommunications, government and financial services to our open source solutions from proprietary technologies. Training and services revenue increased 24.0% or $26.3 million for the year ended February 28, 2011 as compared to the year ended February 28, 2010. The increase is driven primarily by an improving economic environment in which enterprises are increasing discretionary spending in areas such as IT training and consulting.

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

•

our ability to generate increasing revenue from channel partner and other strategic relationships, including distributors, OEMs, other hardware partners, ISVs, cloud computing providers, VARs and system integrators;

•	our ability to generate subscription revenue for Red Hat enterprise technologies; and

•	our ability to provide customers with consulting and training services that generate additional revenue.

Deferred Revenue.     Our deferred revenue, current and long-term, balance at February 28, 2011 was $772.3 million. Because of our subscription model and revenue recognition policies, deferred revenue improves predictability of future revenue. Deferred revenue at February 28, 2011 increased $126.4 million or 19.6% as compared to the balance at February 28, 2010 of $645.9 million.

The change in deferred revenue reported on our Consolidated Balance Sheets of $126.4 million differs from the $112.7 million change in deferred revenue we reported on our Consolidated Statement of Cash Flows for the year ended February 28, 2011 due to changes in foreign currency exchange rates used to translate deferred revenue balances from our foreign subsidiaries’ functional currency into U.S. dollars.

Subscriptions.    Our enterprise technologies are sold under subscription agreements. These agreements typically have a one- or three-year subscription period. The subscription entitles the end user to maintenance, which generally consists of a specified level of support, as well as security updates, bug fixes, functionality enhancements and upgrades to the technology, when and if available, during the term of the subscription. Our customers have the ability to purchase higher levels of subscriptions that increase the level of support the customer is entitled to receive. Subscription revenue increased sequentially for each quarter of fiscal 2011, 2010 and 2009 and is being driven primarily by the increased market acceptance and use of open source software by the enterprise and our expansion of sales channels and geographic footprint during these periods.

Revenue by geography.    We operate our business in three geographic regions: the Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Japan, Singapore, India, Australia, South Korea and China). During the year ended February 28, 2011, approximately $397.0 million or 43.7% of our revenue was generated outside the United States compared to approximately $324.9 million or 43.4% for the year ended February 28, 2010. Our international operations are expected to continue to grow as our international sales force and channels become more mature and as we enter new locations or expand our presence in existing locations. As of February 28, 2011, we had offices in more than 70 locations throughout the world.

Gross profit margin.    Primarily as a result of investments made during our current fiscal year in process and technology infrastructure enhancements to support the delivery of our training and professional services across a growing geographic footprint, gross profit margin decreased to 83.5% for the year ended February 28, 2011 from 84.8% for the year ended February 28, 2010. For fiscal 2012, we intend to continue investing in our global training and professional services business.

Income from operations.    Operating income was 16.0% and 13.4% of total revenue for the years ended February 28, 2011 and February 28, 2010, respectively. Operating income as a percentage of revenue for the year ended February 28, 2010, includes the impact of an $8.8 million expense representing our portion of the settlement of a class action lawsuit brought on behalf of certain shareholders in connection with the restatement of our financial results announced in July 2004. Excluding the impact of the litigation settlement expense during the year ended February 28, 2010, the remaining increase in operating income as a percentage of revenue is a result of the decrease in operating expenses relative to revenue as we continued to focus on managing discretionary spending and leveraging existing resources within corporate functions. Overall operating expenses as a percentage of revenue decreased to 67.5% for the year ended February 28, 2011 from 71.4% for the year ended February 28, 2010.

Business combinations.    On November 19, 2010, we acquired Makara, a developer of deployment and management solutions for applications in the cloud. For further discussion, see NOTE 3 to the Consolidated Financial Statements.

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

Cash, cash equivalents, investments in debt and equity securities and cash flow from operations.    Cash, cash equivalents and short-term and long-term available-for-sale investments in securities balances at February 28, 2011 totaled $1.2 billion. Cash generated from operating activities for the year ended February 28, 2011 totaled $290.7 million, primarily as a result of the increase in subscription revenue and billings during the same period. Additionally, employees’ exercise of stock options generated $84.4 million of cash proceeds for the year ended February 28, 2011.

Our significant cash balance gives us a measure of flexibility to take advantage of opportunities such as acquisitions, increasing investment in international areas and repurchasing our own common stock.

Foreign currency exchange rates’ impact on results of operations.    Approximately 43.7% of our revenue for the year ended February 28, 2011 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions results in increased revenue and operating expenses from operations for our non-U.S. operations. Similarly, our revenue and operating expenses will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from our prior fiscal year ended February 28, 2010, our revenue and operating expenses from non-U.S. operations for the year ended February 28, 2011 would have been higher than we reported using the average exchange rates for the current fiscal year ending February 28, 2011 by approximately $0.9 million and $2.5 million, respectively, which would have resulted in income from operations being lower by $1.6 million.

In our fiscal year ended February 28, 2011, we have focused and expect in our fiscal year ending February 29, 2012 to continue to focus on, among other things, (i) gaining widespread acceptance and deployment of Red Hat enterprise technologies by enterprise users globally, (ii) generating increasing revenue from our existing customer base by renewing existing subscriptions, providing additional value to our customers and by growing the number of enterprise technologies that comprise our open source architecture, (iii) generating increased revenue by providing additional systems management, developer support and other targeted services and (iv) generating increasing revenue from additional market penetration through a broader and deeper set of channel partner relationships, including OEMs, VARs and systems integrators and our own international expansion, among other means.

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

Subscription revenue

Subscription revenue is comprised of direct and indirect sales of Red Hat enterprise technologies. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding subscription agreement for the purchase of a subscription, subscription services are made available to the customer and the customer is billed. The deferred revenue amount is recognized as revenue ratably over the life of the subscription. Red Hat enterprise technologies are generally offered with either one or three-year base subscription periods; the majority of our subscriptions have one-year terms. Under these subscription agreements, renewal rates are generally specified for one or three-year renewal terms. The base subscription generally entitles the end user to the technology itself and post-contract customer support (“PCS”), generally consisting of a specified level of customer support and security errata, bug fixes, functionality enhancements to the technology and upgrades to new versions of the technologies, each on a when-and-if available basis, during the term of the subscription. We sell our technology offerings through two principal channels: (1) direct, which includes sales by our sales force as well as web store sales, and (2) indirect, which includes distributors, resellers, systems integrators and OEMs. We recognize revenue from the sale of Red Hat enterprise technologies ratably over the period of the subscription beginning on the commencement date of the subscription agreement.

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

Goodwill and other long-lived assets

We test goodwill for impairment annually and whenever events or circumstances indicate an impairment may exist. We test goodwill at least annually using a two-step process that begins with identifying any potential impairment. Potential impairment is identified if the fair value of the reporting unit to which goodwill applies is less than the recognized or book value of the related reporting entity, including such goodwill. Where the book value of a reporting entity, including related goodwill, is greater than the reporting entity’s fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. For the three years ended February 28, 2011, we did not identify any potential impairment related to our goodwill.

We evaluate the recoverability of our property and equipment and other long-lived assets whenever events or changes in circumstances indicate that an impairment may have occurred. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. Impairment losses are measured as the amount by which the carrying value exceeds the fair value of the assets. For the three years ended February 28, 2011, no significant impairment losses related to our long-lived assets were identified. For further discussion, see NOTE 2 to the Consolidated Financial Statements.

Share-based compensation

We account for share-based compensation under the provisions of FASB ASC Section 718 Compensation-Stock Compensation (formerly referenced as Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment) (“ASC 718). In applying ASC 718, we are required to make estimates and assumptions with regards to the number of share-based awards that we expect will ultimately vest and the amount of tax benefits we expect will ultimately be realized, among other things. The amount of share-based awards that actually vest and the amount of tax benefits from share-based awards actually realized may differ significantly from our estimates. For further discussion, see NOTE 2 and NOTE 13 to the Consolidated Financial Statements.

Deferred taxes and uncertain tax positions

We account for income taxes using the liability method in which deferred tax assets or liabilities are recognized for the temporary differences between financial reporting and tax bases of our assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse.

We continue to assess the realizability of our deferred tax assets, which primarily consist of share-based compensation expense deductions, tax credit carryforwards and deferred revenue. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As of February 28, 2011, deferred tax assets totaled $113.8 million, of which $5.8 million was offset by a valuation allowance. We continue to maintain a valuation allowance against our deferred tax assets with respect to certain foreign net operating loss (“NOL”) carryforwards. For further discussion regarding deferred income taxes see NOTE 2 and NOTE 11 to the Consolidated Financial Statements.

With respect to foreign earnings, it is our policy to invest the earnings of foreign subsidiaries indefinitely outside the U.S. From time to time, however, we may remit a portion of these earnings to the extent we incur no additional U.S. tax and it is otherwise feasible.

Because tax laws are complex and subject to different interpretations, significant judgment is required. As a result, we make certain estimates and assumptions, in (i) calculating our income tax expense, deferred tax assets and deferred tax liabilities, (ii) determining any valuation allowance recorded against deferred tax assets and (iii) evaluating the amount of unrecognized tax benefits, as well as the interest and penalties related to such uncertain tax positions. Our estimates and assumptions may differ significantly from tax benefits ultimately realized. For further discussion regarding uncertain tax positions see NOTE 11 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Years ended February 28, 2011 and February 28, 2010

The following table is a summary of our results of operations for the years ended February 28, 2011 and February 28, 2010 (in thousands):

	Year Ended
	February 28, 2011	February 28, 2010	$ Change	% Change
Revenue:
Subscriptions	$773,404	$638,654	$134,750	21.1%
Training and services	135,873	109,582	26,291	24.0

Total subscription and training and services revenue	$909,277	$748,236	$161,041	21.5%

Cost of subscription and training and services revenue:
Cost of subscriptions	52,997	43,426	9,571	22.0
As a % of subscription revenue	6.9%	6.8%
Cost of training and services	97,290	70,419	26,871	38.2
As a % of training and services revenue	71.6%	64.3%

Total cost of subscription and training and services revenue	$150,287	$113,845	$36,442	32.0%
As a % of total revenue	16.5%	15.2%

Total gross profit	$758,990	$634,391	$124,599	19.6%

Operating expense:
Sales and marketing	327,408	272,705	54,703	20.1
Research and development	171,253	148,360	22,893	15.4
General and administrative	114,653	104,227	10,426	10.0
Litigation settlement	0	8,750	(8,750)	(100.0)

Total operating expense	$613,314	$534,042	$79,272	14.8%

Income from operations	145,676	100,349	45,327	45.2
Interest income	6,743	10,381	(3,638)	(35.0)
Other income, net	1,275	10,772	(9,497)	(88.2)

Income before provision for income taxes	$153,694	$121,502	$32,192	26.4%
Provision for income taxes	46,416	34,249	12,167	35.5

Net income	$107,278	$87,253	$20,025	23.0%

Gross profit margin—subscriptions	93.1%	93.2%
Gross profit margin—training and services	28.4%	35.7%
Gross profit margin	83.5%	84.8%
As a % of total revenue:
Subscription revenue	85.1%	85.4%
Training and services revenue	14.9%	14.6%
Sales and marketing expense	36.0%	36.4%
Research and development expense	18.8%	19.8%
General and administrative expense	12.6%	13.9%
Litigation settlement	0.0%	1.2%
Total operating expenses	67.5%	71.4%
Income from operations	16.0%	13.4%
Income before provision for income taxes	16.9%	16.2%
Net income	11.8%	11.7%
Effective income tax rate	30.2%	28.2%

Revenue

Subscription revenue

Subscription revenue increased by 21.1% or $134.8 million to $773.4 million for the year ended February 28, 2011 from $638.7 million for the year ended February 28, 2010. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion, and continuing innovation, which attracts new customers and helps to drive renewals from existing customers.

Training and services revenue

Total training and services revenue increased by 24.0% or $26.3 million to $135.9 million for the year ended February 28, 2011 from $109.6 million for the year ended February 28, 2010. Training revenue increased 8.8% or $3.7 million as some enterprises began to increase overall spending on discretionary items such as training and related travel in response to a better overall economic environment. Our services revenue increased by 33.3% or $22.6 million as a result of both a better overall economic environment and increased subscription sales. Combined training and services revenue as a percentage of total revenue was 14.9% and 14.6% for the year ended February 28, 2011 and February 28, 2010, respectively.

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue increased by 22.0% or $9.6 million to $53.0 million for the year ended February 28, 2011 from $43.4 million for the year ended February 28, 2010. The increase is partially the result of continued additions to our technical support staff to meet the demands of our growing subscriber base for support and maintenance, and includes additional compensation of $4.3 million. The remaining increase relates primarily to process and technology infrastructure investments which increased by $4.1 million. As the number of open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will occur at a overall slower rate than that of subscription revenue growth due to economies of scale. Gross profit margin on subscriptions was 93.1% and 93.2% for the year ended February 28, 2011 and February 28, 2010, respectively.

Cost of training and services revenue

Cost of training and services revenue increased by 38.2% or $26.9 million to $97.3 million for the year ended February 28, 2011 from $70.4 million for the year ended February 28, 2010. The cost to deliver training increased 21.1% or $5.6 million to $32.3 million for the year ended February 28, 2011 compared to $26.7 million for the year ended February 28, 2010. The increase in training costs was primarily due to the use of outside contractors and off-site training facilities to deliver training services, which increased training costs by $2.6 million for the year ended February 28, 2011. The remaining increase was primarily due to increased employee compensation and related travel expense of $0.9 million and investments in process and technology infrastructure enhancements which totaled approximately $2.0 million. Costs to deliver our services revenue increased by 47.8% or $21.3 million and primarily relate to the use of outside contractors and additional employee compensation expense associated with additions to our staff to support increased services revenue. Total costs to deliver training and services as a percentage of training and services revenue increased to 71.6% for the year ended February 28, 2011 from 64.3% for the year ended February 28, 2010.

Gross profit

Primarily as a result of investments made during our current fiscal year in process and technology infrastructure enhancements to support the delivery of our training and professional services across a growing geographic footprint, gross profit margin decreased to 83.5% for the year ended February 28, 2011 from 84.8% for the year ended February 28, 2010. For fiscal 2012, we intend to continue investing in our global training and professional services business.

Operating expenses

Sales and marketing

Sales and marketing expense increased by 20.1% or $54.7 million to $327.4 million for the year ended February 28, 2011 from $272.7 million for the year ended February 28, 2010. Selling costs increased $43.2 million and includes $35.2 million of additional employee compensation and travel related expense attributable to the expansion of our sales force from the prior year. Marketing costs grew $11.5 million or 20.2% for the year ended February 28, 2011 as compared to the year ended February 28, 2010. The increase in marketing costs includes $6.0 million related to increased headcount to support our expanding marketing efforts. The remaining increase in sales and marketing costs primarily relates to incremental advertising costs and process and technology infrastructure enhancements which increased $2.1 million and $6.9 million, respectively for the year ended February 28, 2011 as compared to the year ended February 28, 2010. Sales and marketing expense as a percentage of revenue decreased to 36.0% for the year ended February 28, 2011 from 36.4% for the year ended February 28, 2010 as we continue to leverage our existing infrastructure to generate increased sales.

Research and development

Research and development expense increased by 15.4% or $22.9 million to $171.3 million for the year ended February 28, 2011 from $148.4 million for the year ended February 28, 2010. The increase in research and development costs primarily resulted from the expansion of our engineering group through direct hires. Employee compensation increased by $17.9 million. The remaining increase in research and development costs relates primarily to process and technology infrastructure enhancements, which increased $3.6 million. Research and development expense was 18.8% and 19.8% of total revenue for the year ended February 28, 2011 and February 28, 2010, respectively.

General and administrative

General and administrative expense increased by 10.0% or $10.4 million to $114.7 million for the year ended February 28, 2011 from $104.2 million for the year ended February 28, 2010. The increase in general and administrative expenses is due to outside professional services fees, which were primarily for outside legal services. General and administrative expense decreased as a percentage of revenue to 12.6% for the year ended February 28, 2011 from 13.9% for the year ended February 28, 2010 as we continued to leverage our corporate functions.

Litigation settlement

On December 15, 2009, we announced that we had reached an agreement in principle to settle the class action lawsuit, then pending in the United States District Court for the Eastern District of North Carolina, brought on behalf of a class of shareholders in connection with the restatement of our financial results announced in July 2004. The $8.8 million expense we recorded for the year ended February 28, 2010 represents our portion of the payment pursuant to such settlement.

Interest income

Interest income decreased by 35.0% or $3.6 million to $6.7 million for the year ended February 28, 2011 from $10.4 million for the year ended February 28, 2010. The decrease in interest income for the year ended February 28, 2011 is attributable to lower yields on our investments due to an overall lower interest rate environment.

Other income, net

Other income, net decreased $9.5 million for the year ended February 28, 2011 as compared to the year ended February 28, 2010. Gains realized from the sale of our investments in available-for-sale equity securities totaled $3.7 million for the year ended February 28, 2011 which was $9.0 million lower than the $12.7 million of gains realized from the sale of equity securities during the year ended February 28, 2010. The remaining decrease is the result of increased losses resulting from changes in foreign currency exchange rates for the year ended February 28, 2011.

Income taxes

During the year ended February 28, 2011 and February 28, 2010, the Company recorded $46.4 million and $34.2 million, respectively of income tax expense. Tax expense for the year ended February 28, 2011 of $46.4 million resulted in an effective tax rate of 30.2%. Our effective tax rate of 30.2% differs from the U.S. federal statutory rate of 35.0% primarily due to foreign income taxed at different rates and foreign tax credits which were partially offset by state income tax expense. The provision for income tax for the year ended February 28, 2011 consists of $35.7 million of U.S. income tax expense and $10.7 million of foreign income tax expense.

During the year ended February 28, 2010, we recorded $34.2 million of income tax expense, which resulted in an annual effective tax rate of 28.2%. Our income tax expense for the year ended February 28, 2010 includes a discrete tax benefit from research tax credits, net of a corresponding reduction of NOLs, which resulted in a net reduction of income tax expense of $7.3 million. Excluding the impact of the discrete tax benefit, our annual effective tax rate was 34.2%, which differs from the U.S. federal statutory rate of 35.0% primarily due to foreign income taxed at different rates and foreign tax credits which were partially offset by state income tax expense. The provision for income tax for the year ended February 28, 2010 consisted of $24.8 million of U.S. income tax expense and $9.4 million of foreign income tax expense.

Years ended February 28, 2010 and February 28, 2009

The following table is a summary of our results of operations for the years ended February 28, 2010 and February 28, 2009 (in thousands):

	Year Ended
	February 28, 2010	February 28, 2009	$ Change	% Change
Revenue:
Subscriptions	$638,654	$541,210	$97,444	18.0%
Training and services	109,582	111,362	(1,780)	(1.6)

Total subscription and training and services revenue	$748,236	$652,572	$95,664	14.7

Cost of subscription and training and services revenue:
Cost of subscriptions	43,426	37,267	6,159	16.5
As a % of subscription revenue	6.8%	6.9%
Cost of training and services	70,419	68,859	1,560	2.3
As a % of training and services revenue	64.3%	61.8%

Total cost of subscription and training and services revenue	$113,845	$106,126	$7,719	7.3
As a % of total revenue	15.2%	16.3%

Total gross profit	$634,391	$546,446	$87,945	16.1

Operating expense:
Sales and marketing	272,705	238,552	34,153	14.3
Research and development	148,360	130,177	18,183	14.0
General and administrative	104,227	95,196	9,031	9.5
Litigation settlement	8,750	—	8,750	—

Total operating expense	$534,042	$463,925	$70,117	15.1

Income from operations	100,349	82,521	17,828	21.6
Interest income	10,381	36,473	(26,092)	(71.5)
Other income, net	10,772	2,538	8,234	324.4

Income before provision for income taxes	$121,502	$121,532	$(30)	—
Provision for income taxes	34,249	42,811	(8,562)	(20.0)

Net income	$87,253	$78,721	$8,532	10.8%

Gross profit margin—subscriptions	93.2%	93.1%
Gross profit margin—training and services	35.7%	38.2%
Gross profit margin	84.8%	83.7%
As a % of total revenue:
Subscription revenue	85.4%	82.9%
Training and services revenue	14.6%	17.1%
Sales and marketing expense	36.4%	36.6%
Research and development expense	19.8%	19.9%
General and administrative expense	13.9%	14.6%
Litigation settlement	1.2%	—
Total operating expenses	71.4%	71.1%
Income from operations	13.4%	12.6%
Interest income	1.4%	5.6%
Other income, net	1.4%	0.3%
Income before provision for income taxes	16.2%	18.6%
Net income	11.7%	12.1%
Effective income tax rate	28.2%	35.2%

Revenue

Subscription revenue

Subscription revenue increased by 18.0% or $97.4 million to $638.7 million for the year ended February 28, 2010 from $541.2 million for the year ended February 28, 2009. The increase in subscription revenue was primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion, and continuing innovation, which attracted new customers and helped to drive renewals from existing customers.

Training and services revenue

Training and services revenue decreased by 1.6% or $1.8 million to $109.6 million for the year ended February 28, 2010 from $111.4 million for the year ended February 28, 2009. Training revenue decreased 8.3% or $3.7 million as some enterprises reduced overall spending on discretionary items such as training and related travel in response to the challenging overall economic environment. Services revenue, which increased 3.0% or $2.0 million over the prior year, partially offset the reduction in training revenue. Combined training and services revenue decreased as a percentage of total revenue to 14.6% for the year ended February 28, 2010 from 17.1% for the year ended February 28, 2009.

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

Operating expenses

Sales and marketing

Sales and marketing expense increased by 14.3% or $34.2 million to $272.7 million for the year ended February 28, 2010 from $238.6 million for the year ended February 28, 2009. This increase was partially due to a $23.3 million increase in selling costs, primarily related to increased employee compensation attributable to the expansion of our sales force from the prior year. The remaining increase related to marketing costs, which grew $10.8 million or 23.4% for the year ended February 28, 2010 as compared to the year ended February 28, 2009. The increase in marketing costs included $6.3 million related to increased advertising and tradeshow expenditures. Sales and marketing expense as a percentage of revenue decreased to 36.4% for the year ended February 28, 2010 from 36.6% for the year ended February 28, 2009 as we leveraged our existing infrastructure to generate increased sales.

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

Litigation settlement

On December 15, 2009, we announced that we had reached an agreement in principle to settle the class action lawsuit, then pending in the United States District Court for the Eastern District of North Carolina, brought on behalf of a class of shareholders in connection with the restatement of our financial results announced in July 2004. The $8.8 million expense we recorded for the year ended February 28, 2010 represents our portion of the payment pursuant to such settlement.

Interest income

Interest income decreased by 71.5% or $26.1 million to $10.4 million for the year ended February 28, 2010 from $36.5 million for the year ended February 28, 2009. The decrease in interest income for the year ended February 28, 2010 was attributable to (i) lower yields on our investments due to an overall lower interest rate environment and (ii) lower cash balances, which were reduced by outlays for acquisitions and the repurchase and redemption of our convertible debentures and repurchases of our common stock.

Other income, net

Other income, net increased by 324.4% or $8.2 million to $10.8 million for the year ended February 28, 2010 from $2.5 million for the year ended February 28, 2009. The increase was primarily due to an increase in gains realized from the sale of our investments in available-for-sale equity securities for the year ended February 28, 2010 which increased $8.8 million as compared to gains realized during the year ended February 28, 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

We have historically derived a significant portion of our liquidity and operating capital from cash flows from operations as well as the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and follow-on public offerings, the issuance of convertible debentures and borrowings under working capital lines of credit. At February 28, 2011, we had total cash and investments of $1.2 billion, which was comprised of $642.6 million in cash and cash equivalents, $213.5 million of short-term, available-for-sale fixed-income investments, $2.7 million of available-for-sale equity securities, $331.8 million of long-term, available-for-sale fixed-income investments, and $1.8 million in certificates of deposit with maturity dates greater than 30 days. This compares to total cash and investments of $970.2 million at February 28, 2010.

With $642.6 million in cash and cash equivalents on hand, we believe our cash and cash equivalent balances should be sufficient to satisfy our cash requirements for the next twelve months and for the foreseeable future. We presently do not intend to liquidate our short and long-term investments in debt securities prior to their scheduled maturity dates. However, in the event that we did liquidate these investments prior to their scheduled maturities and there were adverse changes in market interest rates or the overall economic environment, we could be required to recognize a realized loss on those investments when we liquidate. At February 28, 2011, we have an accumulated unrealized loss of $0.5 million on our investments in debt securities compared to an accumulated unrealized gain of $1.7 million at February 28, 2010. At February 28, 2011 and February 28, 2010, accumulated unrealized gains related to short-term equity securities available for sale totaled $2.6 million and $4.4 million, respectively.

Year ended February 28, 2011

Cash flows—overview

At February 28, 2011, cash and cash equivalents totaled $642.6 million, an increase of $254.5 million as compared to February 28, 2010. The increase in cash and cash equivalents for the year ended February 28, 2011 is primarily the result of cash provided by operations which generated $290.7 million. Also contributing to the increase in cash was proceeds from employees’ exercise of stock options which totaled $84.4 million for the year ended February 28, 2011. Partially offsetting cash provided by operating activities and stock option proceeds was cash used to repurchase 2,921,275 shares of our common stock at a total cost of $90.1 million and investments in tangible assets and a business which totaled $32.8 million and $31.4 million, respectively. Net cash generated by operating activities and used for investing and financing activities is further described below.

Cash flows from operations

Cash provided by operations of $290.7 million during the year ended February 28, 2011 includes net income of $107.3 million, adjustments to exclude the impact of non-cash revenues and expenses, which totaled $97.9 million net source of cash, and changes in working capital, which totaled an $85.6 million net source of cash. Cash provided by changes in operating assets and liabilities for the year ended February 28, 2011 was primarily the result of an increase in deferred revenue which generated operating cash flow of $112.7 million. The increase in deferred revenue is due to growth in billings as we generally bill our customers in advance of subscription periods. Cash generated from deferred income taxes of $33.8 million was primarily due to share-based compensation deductions which were in excess of amounts originally recognized in our consolidated statements of operations. Excess tax benefits from share-based compensation, which totaled $42.3 million, is considered a financing source of cash.

Cash flows from investing

Cash used in investing activities of $54.9 million for the year ended February 28, 2011 includes cash used to purchase Makara, a developer of deployment and management solutions for applications in the cloud, which totaled $31.4 million, net of cash acquired; investments in property and equipment, primarily related to process and information technology infrastructure enhancements, which totaled $32.8 million for the year ended February 28, 2011; and investments in other intangible assets, primarily patents, which totaled $14.1 million for the year ended February 28, 2011. Partially offsetting these uses were net maturities of debt securities which totaled $19.4 million for the year ended February 28, 2011.

Cash flows from financing

Cash provided by financing activities of $9.8 million for the year ended February 28, 2011 includes proceeds from employees’ exercise of common stock options which totaled $84.4 million and proceeds from excess tax benefits related to share-based employee compensation which totaled $42.3 million. Partially offsetting cash provided by employees’ exercise of stock options was cash of $90.1 million used to repurchase 2,921,275 shares of our common stock at an average price of $30.92 per share, including transaction costs. Payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to restricted share awards vesting during the year ended February 28, 2011 totaled $26.3 million.

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

Year ended February 28, 2009

Cash flows—overview

At February 28, 2009, cash and cash equivalents totaled $515.5 million, a decrease of $162.2 million as compared to February 29, 2008. The decrease in cash and cash equivalents for the year ended February 28, 2009 was a result of net cash used for investing and financing activities. During the year ended February 28, 2009, we repurchased and redeemed for $565.6 million our convertible debentures with an aggregate face amount of $570.0 million and repurchased 2,875,052 million shares of our common stock at an average price of $14.70 per share totaling $42.3 million. Additionally, during the third quarter of fiscal 2009 we acquired Qumranet for net cash of $101.3 million. These significant investing and financing uses of cash were partially offset by cash generated from operating activities, which totaled $236.4 million for the year ended February 28, 2009, and proceeds from sales and maturities of our available-for-sale securities which, net of purchases, totaled $317.2 million for the year ended February 28, 2009. Net cash generated by operating activities and investing and used for financing activities are further described below.

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

Investments in debt and equity securities

Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. At February 28, 2011 and February 28, 2010, the vast majority of our investments were priced by pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the securities’ market value, including broker quotes or model valuations. Independent price verifications of all of our holdings are performed by the pricing vendors, which we review. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

Capital requirements

We have experienced a substantial increase in our operating expenses since our inception in connection with the growth of our operations, the development of our enterprise technologies, the expansion of our services operations and our acquisition activity. Our capital requirements during the year ending February 29, 2012 will depend on numerous factors, including the amount of resources we devote to:

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

Given our historically strong operating cash flow and the $1.2 billion of cash and investments held at February 28, 2011, we do not presently anticipate the need to raise cash to fund our operations, either through the sale of additional equity or through the issuance of debt, in the foreseeable future. However, we may take advantage of favorable capital market situations that may arise from time to time to raise additional capital.

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

Off-balance sheet arrangements

As of February 28, 2011 and February 28, 2010, we have no off-balance sheet financing arrangements and do not utilize any “structured debt”, “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

Contractual obligations

The following table summarizes our principal contractual obligations at February 28, 2011 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$87,426	$21,851	$28,595	$18,010	$18,970
Purchase obligations	—	—	—	—	—
Other debt obligations, including related interest	575	575	—	—	—

Total	$88,001	$22,426	$28,595	$18,010	$18,970

Because we are unable to reasonably estimate the timing of settlements and any future payments related to uncertain tax positions, such liabilities are not included in the above table. However, as of February 28, 2011, we have recognized a total of $23.8 million related to such liabilities, which are included in other long-term obligations on our Consolidated Balance Sheet.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued guidance amending disclosure requirements related to Fair Value Measurements and Disclosures-Overall Subtopic 820-10 of the FASB Accounting Standards Codification (“ASC 820-10”) originally issued as FASB Statement No. 157, Fair Value Measurements. The amended guidance requires companies to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for such transfers. These additional disclosure requirements were effective for reporting periods beginning March 1, 2010. For the year ended February 28, 2011, we did not have any transfers in and out of Level 1 and Level 2 fair value measurements. The amended guidance also requires additional disclosures related to Level 3 fair value measurements. We do not currently have Level 3 fair value measurements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency exchange rate fluctuations and changes in the market value of our investments.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of fixed-income securities, including both government and corporate obligations and money market funds. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or perceived credit risk related to the securities’ issuers. A hypothetical one percentage point change in interest rates, assuming a parallel shift of all interest rates, would result in an $8.0 million change in annual interest income derived from investments in our portfolio as of February 28, 2011. For further discussion related to our investments as of February 28, 2011 and February 28, 2010, see NOTE 2 and NOTE 18 to the Consolidated Financial Statements.

Investment Risk

The fair market value of our investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $10.2 million decrease in the fair value of our available-for-sale investment securities as of February 28, 2011. For further discussion related to our investments as of February 28, 2011 and February 28, 2010, see NOTE 2 and NOTE 18 to the Consolidated Financial Statements.

Credit Risk

The fair market values of our investment portfolio and cash balances are exposed to counterparty credit risk. Accordingly, while we periodically review our portfolio in an effort to mitigate counterparty risk, the principal values of our cash balances, money market accounts and investments in available-for-sale securities could suffer a loss of value.

Foreign Currency Risk

Approximately 43.7% of our revenue for the year ended February 28, 2011 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency statements results in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decreases if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from the year ended February 28, 2010, our revenue from non-U.S. operations for the year ended February 28, 2011 would have been higher than we reported using the average exchange rates for the year ending February 28, 2011 by approximately $0.9 million. Under the same assumptions, operating expenses would have been higher than we reported by approximately $2.5 million, which would have resulted in income from operations being lower by approximately $1.6 million. For further discussion, see NOTE 2 and NOTE 10 to the Consolidated Financial Statements.

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

The aggregate notional amount of outstanding forward contracts at February 28, 2011 was $64.5 million. The fair value of these outstanding contracts at February 28, 2011 was a gross $0.4 million asset and a gross $0.1 million liability, and is recorded in other current assets and accrued expenses, respectively on the Consolidated Balance Sheets. The forward contracts generally expire within three months of the period ended February 28, 2011. The forward contracts will settle in Japanese yen, Swiss francs, Swedish krona, Czech koruna, Canadian dollars, Singapore dollars and Australian dollars.

The aggregate notional amount of outstanding forward contracts at February 28, 2010 was $8.4 million. The fair value of these outstanding contracts at February 28, 2010 was, gross, a less than $0.1 million asset and a less than $0.1 million liability, and is recorded in other current assets and accrued expenses, respectively on the Consolidated Balance Sheets.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Management on Internal Control Over Financial Reporting	64

Report of Independent Registered Public Accounting Firm	65

Financial Statements:

Consolidated Balance Sheets at February 28, 2011 and February 28, 2010	66

Consolidated Statements of Operations for the years ended February 28, 2011, February 28, 2010 and February 28, 2009	67

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended February 28, 2011, February 28, 2010 and February 28, 2009	68

Consolidated Statements of Cash Flows for the years ended February 28, 2011, February 28, 2010 and February 28, 2009	69

Notes to Consolidated Financial Statements	70

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

Our independent registered public accounting firm, which has audited the financial statements included in Part II, Item 8 of this report, has also audited the effectiveness of the Company’s internal control over financial reporting as of February 28, 2011, as stated in their report, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Red Hat, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Red Hat, Inc. and its subsidiaries at February 28, 2011 and February 28, 2010, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing in Item 8. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina
April 22, 2011

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands—except share and per share amounts)

	February 28, 2011	February 28, 2010
ASSETS
Current assets:
Cash and cash equivalents	$642,630	$388,118
Investments in debt and equity securities, short-term	217,970	372,656
Accounts receivable, net of allowances for doubtful accounts of $1,379 and $2,295, respectively	184,741	139,436
Deferred tax assets, net	75,720	57,951
Prepaid expenses	62,364	44,116
Other current assets	1,133	842

Total current assets	$1,184,558	$1,003,119
Property and equipment, net of accumulated depreciation and amortization of $139,753 and $116,971, respectively	75,558	71,708
Goodwill	463,673	438,749
Identifiable intangibles, net	109,932	108,213
Investments in debt securities, long-term	331,791	209,411
Other assets, net	33,810	39,672

Total assets	$2,199,322	$1,870,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,285	$16,483
Accrued expenses	90,229	68,334
Deferred revenue	572,637	480,572
Other current obligations	650	878

Total current liabilities	$679,801	$566,267
Deferred lease credits	5,215	4,184
Long-term deferred revenue	199,617	165,288
Other long-term obligations	23,990	24,081
Commitments and contingencies (NOTE 14)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 223,778,248 and 215,161,306 shares issued, 193,046,862 and 187,351,195 shares outstanding at February 28, 2011 and February 28, 2010, respectively	22	22
Additional paid-in capital	1,610,238	1,444,848
Retained earnings	245,050	137,772
Treasury stock at cost, 30,731,386 and 27,810,111 shares at February 28, 2011 and February 28, 2010, respectively	(562,792)	(472,646)
Accumulated other comprehensive (loss) income	(1,819)	1,056

Total stockholders’ equity	$1,290,699	$1,111,052

Total liabilities and stockholders’ equity	$2,199,322	$1,870,872

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands—except per share amounts)

	Year Ended
	February 28, 2011	February 28, 2010	February 28, 2009
Revenue:
Subscriptions	$773,404	$638,654	$541,210
Training and services	135,873	109,582	111,362

Total subscription and training and services revenue	$909,277	$748,236	$652,572

Cost of subscription and training and services revenue:
Cost of subscriptions	52,997	43,426	37,267
Cost of training and services	97,290	70,419	68,859

Total cost of subscription and training and services revenue	$150,287	$113,845	$106,126

Gross profit	$758,990	$634,391	$546,446
Operating expense:
Sales and marketing	327,408	272,705	238,552
Research and development	171,253	148,360	130,177
General and administrative	114,653	104,227	95,196
Litigation settlement	0	8,750	0

Total operating expense	$613,314	$534,042	$463,925

Income from operations	145,676	100,349	82,521
Interest income	6,743	10,381	36,473
Other income, net	1,275	10,772	2,538

Income before provision for income taxes	$153,694	$121,502	$121,532
Provision for income taxes	46,416	34,249	42,811

Net income	$107,278	$87,253	$78,721

Basic net income per common share	$0.56	$0.46	$0.41

Diluted net income per common share	$0.55	$0.45	$0.39

Weighted average shares outstanding
Basic	190,294	187,845	190,772
Diluted	196,353	193,546	211,344

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at February 29, 2008	—	—	205,732	$21	$1,170,328	$(28,202)	$(192,946)	$1,990	$951,191
Net income	—	—	—	—	—	78,721	—	—	78,721
Other comprehensive income:
Unrealized gain on investments in marketable securities, net of tax	—	—	—	—	—	—	—	(272)	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	8,609	—

Other comprehensive income	—	—	—	—	—	—	—	8,337	8,337

Comprehensive income	—	—	—	—	—	—	—	—	87,058
Exercise of common stock options	—	—	2,063	—	18,355	—	—	—	18,355
Common stock repurchase	—	—	—	—	—	—	(42,318)	—	(42,318)
Structured stock repurchase	—	—	—	—	1,989	—	—	—	1,989
Share-based compensation expense	—	—	—	—	48,315	—	—	—	48,315
Tax benefits related to share-based awards	—	—	—	—	44,161	—	—	—	44,161
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	—	—	—	(1,679)	—	(1,019)	—	(2,698)

Balance at February 28, 2009	—	—	207,795	$21	$1,281,469	$50,519	$(236,283)	$10,327	$1,106,053

Net income	—	—	—	—	—	87,253	—	—	87,253
Other comprehensive income:
Unrealized loss on investments in marketable securities, net of tax	—	—	—	—	—	—	—	(988)	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(8,283)	—

Other comprehensive income (loss)	—	—	—	—	—	—	—	(9,271)	(9,271)

Comprehensive income	—	—	—	—	—	—	—	—	77,982
Exercise of common stock options	—	—	7,366	1	103,332	—	—	—	103,333
Common stock repurchase	—	—	—	—	—	—	(236,363)	—	(236,363)
Share-based compensation expense	—	—	—	—	48,288	—	—	—	48,288
Tax benefits related to share-based awards	—	—	—	—	23,614	—	—	—	23,614
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	—	—	—	(11,855)	—	—	—	(11,855)

Balance at February 28, 2010	—	—	215,161	$22	$1,444,848	$137,772	$(472,646)	$1,056	$1,111,052

Net income	—	—	—	—	—	107,278	—	—	107,278
Other comprehensive income:
Unrealized loss on investments in marketable securities, net of tax	—	—	—	—	—	—	—	(2,566)	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(309)	—

Other comprehensive income (loss)	—	—	—	—	—	—	—	(2,875)	(2,875)

Comprehensive income	—	—	—	—	—	—	—	—	104,403
Exercise of common stock options	—	—	8,617	—	84,443	—	—	—	84,443
Common stock repurchase	—	—	—	—	—	—	(90,146)	—	(90,146)
Share-based compensation expense	—	—	—	—	60,597	—	—	—	60,597
Tax benefits related to share-based awards	—	—	—	—	46,600	—	—	—	46,600
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	—	—	—	(26,250)	—	—	—	(26,250)

Balance at February 28, 2011	—	—	223,778	$22	$1,610,238	$245,050	$(562,792)	$(1,819)	$1,290,699

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	February 28, 2011	February 28, 2010	February 28, 2009
Cash flows from operating activities:
Net income	$107,278	$87,253	$78,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,997	45,861	40,309
Deferred income taxes	33,848	20,636	38,979
Excess tax benefits from share-based payment arrangements	(42,291)	(35,569)	(51,137)
Share-based compensation expense	60,597	48,288	48,315
Gain from repurchase of convertible debentures	0	0	(4,129)
Amortization of debt issuance costs	0	0	2,319
Gain on sale of available-for-sale securities	(3,746)	(12,656)	(3,848)
Other	1,505	1,248	1,094
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable	(41,512)	(7,290)	(2,341)
Prepaid expenses	(17,220)	(630)	(18,606)
Accounts payable	(381)	6,569	(7,275)
Accrued expenses	29,915	15,423	17,056
Deferred revenue	112,724	82,625	97,861
Other	2,034	3,491	(879)

Net cash provided by operating activities	$290,748	$255,249	$236,439

Cash flows from investing activities:
Purchase of investment in debt securities available-for-sale	(751,420)	(666,890)	(396,810)
Proceeds from sales and maturities of investment in debt securities available-for-sale	770,860	412,514	714,015
Acquisitions of businesses, net of cash acquired	(31,381)	0	(148,140)
Proceeds from sales of investment in equity securities available for sale	3,938	13,053	5,568
Purchase of strategic equity investments	0	(1,768)	0
Purchase of developed software and other intangible assets	(14,093)	(4,692)	(3,932)
Purchase of property and equipment	(32,759)	(28,420)	(24,485)

Net cash provided by (used in) investing activities	$(54,855)	$(276,203)	$146,216

Cash flows from financing activities:
Excess tax benefits from share-based payment arrangements	42,291	35,569	51,137
Redemption and repurchase of convertible debentures	0	0	(565,558)
Proceeds from exercise of common stock options	84,443	103,332	18,355
Purchase of treasury stock	(90,146)	(236,393)	(42,319)
Structured stock repurchase	0	0	1,989
Proceeds from other borrowings	318	0	0
Payments on other borrowings	(876)	(900)	(69)
Payments related to settlement of employee shared-based awards	(26,250)	(11,855)	(2,698)

Net cash provided by (used in) financing activities	$9,780	$(110,247)	$(539,163)

Effect of foreign currency exchange rates on cash and cash equivalents	$8,839	$3,771	$(5,664)

Net increase (decrease) in cash and cash equivalents	$254,512	$(127,430)	$(162,172)
Cash and cash equivalents at beginning of year	388,118	515,548	677,720

Cash and cash equivalents at end of year	$642,630	$388,118	$515,548

Supplemental cash flow information:
Cash paid during the year for:
Interest	$122	$129	$2,475
Income taxes	$8,121	$5,730	$4,950

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Company

Red Hat, Inc., incorporated in Delaware, together with its subsidiaries (“Red Hat” or the “Company”) is a global leader in providing open source software solutions to the enterprise. The Company is also the market leader in providing enterprise-ready open source operating system platforms. The Company applies its technology leadership to create its: enterprise operating platform, Red Hat Enterprise Linux; enterprise middleware platform, JBoss Enterprise Middleware; virtualization solutions and other infrastructure technology solutions, based on open source technology. The Company’s enterprise solutions are intended to meet the functionality requirements and performance demands of the enterprise and third-party computer hardware and software applications that are critical to the enterprise. The Company provides these solutions through content distribution and management services, Red Hat Network, RHN Satellite and JBoss Operations Network, which allow various Red Hat enterprise technologies to be updated and configured and the performance of these and other technologies to be monitored in an automated fashion. These solutions reflect the Company’s continuing commitment to provide an enterprise-wide infrastructure platform and developer solutions based on open source technology. The Company derives its revenue and generates its cash from customers primarily from two sources: (i) subscriptions for its enterprise technologies and (ii) training and services revenue, as further described below in NOTE 2, Summary of Significant Accounting Policies.

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

Subscription Revenue

Subscription revenue is comprised of direct and indirect sales of Red Hat enterprise technologies. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding subscription agreement for the purchase of a subscription, subscription services are made available to the customer and the customer is billed. The deferred revenue amount is recognized as revenue ratably over the life of the subscription. Red Hat

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

enterprise technologies are generally offered with either one or three-year base subscription periods; the majority of the Company’s subscriptions have one-year terms. Under these subscription agreements, renewal rates are generally specified for one or three-year renewal terms. Subscriptions generally entitle the end user to the technology itself and post-contract customer support (“PCS”), generally consisting of varying levels of support services as well as access to security errata, bug fixes, functionality enhancements to the technology and upgrades to new versions of the technologies, each on a when-and-if available basis, during the term of the subscription. The Company sells its offerings through two principal channels: (1) direct, which includes sales by the Company’s sales force as well as web store sales, and (2) indirect, which includes distributors, resellers, systems integrators and OEMs. The Company recognizes revenue from the sale of Red Hat enterprise technologies ratably over the period of the subscription beginning on the commencement date of the subscription agreement.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Long-Lived Assets

The Company tests goodwill for impairment annually and whenever events or circumstances indicate that an impairment may have occurred. Accounting principles generally accepted in the U.S. require goodwill be tested at least annually using a two-step process that begins with identifying potential impairment. Potential impairment is identified if the fair value of the reporting unit to which goodwill applies is less than the recognized or book value of the related reporting entity, including such goodwill. Where the book value of a reporting entity, including related goodwill, is greater than the reporting entity’s fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The annual impairment test is performed during the Company’s fourth quarter. For the years ended February 28, 2011, February 28, 2010 and February 28, 2009, the Company did not identify any potential impairment related to its goodwill.

The Company evaluates the recoverability of its property and equipment and other long-lived assets whenever events or changes in circumstances indicate that an impairment may have occurred. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets. For the years ended February 28, 2011, February 28, 2010 and February 28, 2009, no significant impairment losses related to the Company’s long-lived assets were identified.

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

Fair Value Measurements

Fair value is defined as the exchange price that would be received for the purchase of an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for such asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value should maximize the use of observable inputs and minimize the use of unobservable inputs. To measure fair value, the Company uses the following fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable:

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

Unrealized gains and temporary losses on investments classified as available for sale are included within accumulated other comprehensive income, net of any related tax effect. Upon realization, such amounts are reclassified from accumulated other comprehensive income to other income, net. Realized gains and losses and other than temporary impairments, if any, are reflected in the statements of operations as other income, net. The Company does not recognize changes in the fair value of its investments in income unless a decline in value is considered other-than-temporary. The vast majority of the Company’s investments are priced by pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, the Company assesses other factors to determine the security’s market value, including broker quotes or model valuations. Independent price verifications of all holdings are performed by pricing vendors which are then reviewed by the Company. In the event a price fails a pre-established tolerance check, it is researched so that the Company can assess the cause of the variance to determine what the Company believes is the appropriate fair market value. See NOTE 18 for further discussion on fair value measurements.

The Company minimizes its credit risk associated with investments by investing primarily in investment grade, liquid securities. The Company’s policy is designed to limit exposures to any one issuer depending on credit quality. Periodic evaluations of the relative credit standing of those issuers are considered in the Company’s investment strategy.

Internal Use Software

The Company capitalizes costs related to the development of internal use software for its website, enterprise resource planning system and systems management applications. The Company amortizes the costs of computer software developed for internal use on a straight-line basis over an estimated useful life of five years. The carrying value of internal use software is included in property and equipment on the Company’s Consolidated Balance Sheets.

Capitalized Software Costs

Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. As a result of the Company’s practice of releasing source code

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that it has developed on a weekly basis for unrestricted download on the Internet, there is generally no passage of time between achievement of technological feasibility and the availability of the Company’s product for general release. Therefore, at February 28, 2011 and February 28, 2010, the Company had no internally developed capitalized software costs for products to be sold to third parties.

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

Share-Based Compensation

The Company measures share-based compensation cost at grant date, based on the estimated fair value of the award and recognizes the cost over the employee requisite service period typically on a straight-line basis, net of estimated forfeitures. The Company estimates the fair value of stock options using the Black-Scholes-Merton valuation model. The fair value of nonvested share awards, nonvested share units and performance share units are measured at their underlying closing share price on the date of grant. The Company’s share-based compensation is described further in NOTE 13.

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

Advertising expense totaled $25.5 million, $23.5 million, and $18.1 million for the years ended February 28, 2011, February 28, 2010 and February 28, 2009, respectively.

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

Because tax laws are complex and subject to different interpretations, significant judgment is required. As a result, the Company makes certain estimates and assumptions in (i) calculating its income tax expense, deferred tax assets and deferred tax liabilities, (ii) determining any valuation allowance recorded against deferred tax assets and (iii) evaluating the amount of unrecognized tax benefits, as well as the interest and penalties related to such uncertain tax positions. The Company’s estimates and assumptions may differ significantly from tax benefits ultimately realized. The Company’s income tax expense and deferred taxes are described further in NOTE 11.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company performs credit evaluations to reduce credit risk and generally requires no collateral from its customers. Management estimates the allowance for uncollectible accounts based on their historical experience and credit evaluation. The Company’s standard credit terms are net 30 days in North America, net 30 to 45 days in EMEA, Central America and South America, and range from net 30 to net 60 days in Asia Pacific.

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

For the year ended February 28, 2009, the Company’s diluted net income was adjusted for interest expense and amortization of debt issuance costs associated with the Company’s convertible debentures which had been outstanding during the year ended February 28, 2009. Potential common share equivalents for the year ended February 28, 2009, consisted of shares issuable upon the exercise of stock options, vesting of share-based awards and conversion of convertible securities such as the Company’s convertible debentures. Diluted net income per share for the year ended February 28, 2009, assumes the conversion of the convertible debentures using the “if converted” method. See NOTE 19 for the reconciliation of the calculation of net income per common share.

Segment Reporting

The Company is organized primarily on the basis of three geographic business units: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific. These business units are aggregated into one reportable segment due to the similarity in nature of products provided, financial performance economics (e.g., revenue growth and gross margin), methods of distribution (direct and indirect) and customer classification (e.g., distributors, resellers and enterprise).

The Company has offices in more than 70 locations around the world. The Company manages its international business on an Americas-wide, EMEA-wide and Asia Pacific-wide basis. See NOTE 20 for further discussion.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In January 2010, the FASB issued guidance amending disclosure requirements related to Fair Value Measurements and Disclosures-Overall Subtopic 820-10 of the FASB Accounting Standards Codification (“ASC 820-10”) originally issued as FASB Statement No. 157, Fair Value Measurements. The amended guidance requires companies to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for such transfers. These additional disclosure requirements were effective for reporting periods beginning March 1, 2010. For the year ended February 28, 2011, the Company did not have any transfers in and out of Level 1 and Level 2 fair value measurements. The amended guidance also requires additional disclosures related to Level 3 fair value measurements. The Company does not currently have Level 3 fair value measurements.

NOTE 3—Business Combinations

Acquisition of Qumranet, Inc.

On September 4, 2008, the Company completed its acquisition of Qumranet, Inc. (“Qumranet”), a privately held software company that produced and sold virtualization technologies. The acquisition of Qumranet broadened the Company’s technology solutions, communities of development and use, and additional influence in, and acceptance of, virtualization technology in the Linux kernel, upon which the Company’s Red Hat Enterprise Linux platform is based. Under the terms of the purchase agreement the Company paid approximately $104.8 million in cash. The total consideration paid by the Company in connection with the acquisition is summarized in the following table (in thousands):

Total Consideration
Cash consideration paid to and/or on behalf of Qumranet stockholders	$104,772
Transaction costs	703

Total consideration	$105,475

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Pro forma consolidated financial information

The following unaudited pro forma consolidated financial information reflects the results of operations (in thousands, except per share amounts) of the Company for the year ended February 28, 2009 as if the acquisition of Qumranet had occurred at the beginning of the year, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisition actually taken place at the beginning of the year.

Year Ended February 28, 2009
Revenue	$652,697
Net income	$73,048
Basic net income per common share	$0.38
Diluted net income per common share	$0.36

Goodwill and other business combinations

The Company completed its annual goodwill impairment test in February 2011. No goodwill impairment was deemed to have occurred. The following is a summary of goodwill for the years ended February 28, 2011, February 28, 2010 and February 28, 2009 (in thousands):

Balance at February 29, 2008	$340,314
Add: acquisition of Qumranet	80,030
Add: acquisition of other businesses (1)	19,723
Impact of foreign currency fluctuations and other	(1,958)

Balance at February 28, 2009	$438,109
Less: adjustment to Qumranet purchase price for finalization of allocation	(253)
Impact of foreign currency fluctuations	893

Balance at February 28, 2010	$438,749
Add: acquisition of Makara (2)	24,681
Impact of foreign currency fluctuations	243

Balance at February 28, 2011	$463,673

(1)	During the year ended February 28, 2009, goodwill additions represent the excess of purchase price over tangible and identifiable intangible assets of businesses acquired which provide the Company additional services capability within the middleware and security management markets. The aggregate purchase price paid for these businesses, net of cash acquired, totaled $46.8 million.
(2)	During the year ended February 28, 2011, goodwill additions represent the excess of purchase price over tangible and identifiable intangible assets of Makara, a developer of deployment and management solutions for applications in the cloud. The purchase price paid for the business, net of cash acquired, totaled $31.4 million.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. Activity in the Company’s allowance for doubtful accounts for the years ended February 28, 2011, February 28, 2010 and February 28, 2009 is presented in the following table (in thousands):

	Balance at beginning of period	Charged to (recovery of) expense	Adjustments (1)	Balance at end of period
2009	$2,211	$495	$(319)	$2,387
2010	$2,387	$(295)	$203	$2,295
2011	$2,295	$(260)	$(656)	$1,379

(1)	Represents foreign currency translation adjustments and amounts written-off as uncollectible accounts receivable.

At February 28, 2011 and February 28, 2010, no individual customer accounted for more than 10% of the Company’s accounts receivable. For the years ended February 28, 2011, February 28, 2010 and February 28, 2009, there were no individual customers from which the Company generated 10% or greater revenue.

NOTE 5—Property and Equipment

The Company’s property and equipment is recorded at cost and consists of the following (in thousands):

	February 28, 2011	February 28, 2010
Computer equipment	$88,626	$75,354
Software, including software developed for internal use	80,046	74,742
Furniture and fixtures	13,201	11,645
Leasehold improvements	33,438	26,938

Property and Equipment	$215,311	$188,679
Less: accumulated depreciation	(139,753)	(116,971)

Property and equipment, net	$75,558	$71,708

The useful lives of property and equipment range from three to seven years. Depreciation expense recognized in the Company’s Consolidated Financial Statements for the years ended February 28, 2011, February 28, 2010 and February 28, 2009 is summarized as follows (in thousands):

	Year Ended February 28, 2011	Year Ended February 28, 2010	Year Ended February 28, 2009
Total depreciation expense	$29,036	$26,213	$22,883

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of purchased technologies, customer and reseller relationships, trademarks, copyrights and patents, which are amortized over the estimated useful life, generally on a straight-line basis with the exception of customer contracts and relationships which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit. Useful lives range from three to ten years. As of February 28, 2011 and February 28, 2010, trademarks with an indefinite estimated useful life totaled $9.1 million and $9.0 million, respectively. The following is a summary of identifiable intangible assets (in thousands):

	February 28, 2011			February 28, 2010
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$58,122	$(16,817)	$41,305	$52,204	$(13,504)	$38,700
Purchased technologies	59,233	(32,081)	27,152	44,483	(25,632)	18,851
Customer and reseller relationships	80,768	(39,293)	41,475	80,760	(30,098)	50,662

Total identifiable intangible assets	$198,123	$(88,191)	$109,932	$177,447	$(69,234)	$108,213

Amortization expense associated with identifiable intangible assets recognized in the Company’s Consolidated Financial Statements for the years ended February 28, 2011, February 28, 2010 and February 28, 2009 is summarized as follows (in thousands):

	Year Ended February 28, 2011	Year Ended February 28, 2010	Year Ended February 28, 2009
Total amortization expense	$18,961	$19,648	$17,426

As of February 28, 2011, amortization expense on existing intangibles for the next five fiscal years is as follows (in thousands):

2012	$18,586
2013	$16,046
2014	$13,462
2015	$10,560
2016	$7,181

NOTE 7—Other Assets, Net

Other assets, net were comprised of the following (in thousands):

	February 28, 2011	February 28, 2010
Equity-method investment	$15,815	$17,252
Cost-basis investments	2,232	2,732
Net non-current deferred tax assets (see NOTE 11)	10,610	14,967
Security deposits	5,153	4,721

Total	$33,810	$39,672

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company reviews its non-marketable cost-basis investments in equity securities for other than temporary declines in fair value based on prices recently paid for shares in that company, as well as changes in market conditions. The carrying values are not necessarily representative of the amounts that the Company could realize in a current transaction. During the years ended February 28, 2011, February 28, 2010 and February 28, 2009, no significant losses were recognized for equity investments in other companies.

Equity-method investment represents the Company’s investment in Open Inventions Network LLC (“OIN”) and the related share of OIN’s accumulated deficit. The Company uses the equity method to account for its investment in OIN. The equity method requires the Company to increase or decrease the carrying amount of its investment in OIN to reflect the Company’s pro rata share of OIN’s gains and losses, respectively.

NOTE 8—Prepaid Expenses

Prepaid expenses include sales commissions, taxes and insurance. Sales commissions are the incremental costs that are directly associated with non-cancelable subscription contracts with customers and consist of sales commissions paid to the Company’s sales force. The commissions are deferred and amortized over a period to approximate the period of the subscription term. For further discussion on deferred commissions see NOTE 2 to the Consolidated Financial Statements. Prepaid expenses, including sales commissions, were comprised of the following (in thousands):

	February 28, 2011	February 28, 2010
Sales commissions	$50,134	$30,782
Taxes	5,034	4,598
Insurance	762	390
Other	6,434	8,346

Total	$62,364	$44,116

NOTE 9—Accrued Expenses

Accrued expenses were comprised of the following (in thousands):

	February 28, 2011	February 28, 2010
Wages and other compensation related expenses	$59,400	$41,990
Other trade payables	22,541	14,885
Income and other taxes payable	7,251	10,375
Other	1,037	1,084

Total accrued expenses	$90,229	$68,334

NOTE 10—Foreign Currency Exchange Rate Risk

The Company transacts business in various foreign countries and is, therefore, subject to risk of foreign currency exchange rate fluctuations. The Company from time to time enters into forward contracts to hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. All derivative instruments are recorded on the Consolidated Balance

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sheets at their respective fair market values. The Company has elected not to prepare and maintain the documentation required to qualify for hedge accounting treatment and, therefore, changes in fair value are recorded in the Consolidated Statements of Operations.

The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows as of February 28, 2011 and for the year then ended (in thousands):

				Year Ended February 28, 2011
	As of February 28, 2011			Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
	Balance Sheet Location	Fair Value	Notional Value
Assets—foreign currency forward contracts not designated as hedges	Prepaid expenses and other current assets	$434	$47,457	Other income, net	$1,631
Liabilities—foreign currency forward contracts not designated as hedges	Accrued expenses	(96)	17,005	Other income, net	(1,583)

TOTAL		$338	$64,462		$48

The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows as of February 28, 2010 and for the year then ended (in thousands):

				Year Ended February 28, 2010
	As of February 28, 2010			Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
	Balance Sheet Location	Fair Value	Notional Value
Assets—foreign currency forward contracts not designated as hedges	Prepaid expenses and other current assets	$77	$3,888	Other income, net	$387
Liabilities—foreign currency forward contracts not designated as hedges	Accrued expenses	(4)	4,548	Other income, net	(442)

TOTAL		$73	$8,436		$(55)

NOTE 11—Income Taxes

The U.S. and foreign components of the Company’s income before provision for income taxes consisted of the following (in thousands):

	February 28, 2011	February 28, 2010	February 28, 2009
U.S.	$109,044	$92,130	$116,293
Foreign	44,650	29,372	5,239

Income before provision for income taxes	$153,694	$121,502	$121,532

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the Company’s provision for income taxes consisted of the following (in thousands):

	February 28, 2011	February 28, 2010	February 28 2009
Current:
Foreign	$7,675	$10,445	$3,206
Federal	14,553	13,615	(1,642)
State	760	4,368	775

Current tax expense	$22,988	$28,428	$2,339
Deferred:
Foreign	3,037	(998)	(1,628)
Federal	16,810	9,119	39,298
State	3,581	(2,300)	2,802

Deferred tax expense	$23,428	$5,821	$40,472

Net provision for income taxes	$46,416	$34,249	$42,811

Significant components of the Company’s deferred tax assets and liabilities at February 28, 2011 and February 28, 2010, consist of the following (in thousands):

	February 28, 2011	February 28, 2010
Deferred tax assets:
Foreign net operating loss carryforwards	$7,034	$14,620
Domestic credit carryforwards	44,203	26,955
Goodwill	7,275	3,163
Share-based compensation	19,044	22,668
Deferred revenue and costs	33,318	34,396
Other	2,877	7,459

Total deferred tax assets	$113,751	$109,261
Valuation allowance for deferred tax assets	(5,751)	(6,770)

Total deferred tax assets, net of valuation allowance	$108,000	$102,491

Deferred tax liabilities:
Fixed and intangible assets	20,171	26,218
Other	1,499	3,355

Total deferred tax liabilities	$21,670	$29,573

Net deferred tax asset	$86,330	$72,918

Net current deferred tax asset	$75,720	$57,951
Net non-current deferred tax asset, recorded in other assets, net	10,610	14,967

Net deferred tax asset	$86,330	$72,918

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of February 28, 2011, the Company continues to maintain a valuation allowance against its deferred tax assets with respect to certain foreign NOLs. The following is a summary of the Company’s valuation allowance for the three years ended February 28, 2011 (in thousands):

Balance at February 29, 2008	$58,805
Add: Provisions for valuation allowance	1,572
Less: Release of valuation allowance	(47,993)

Balance at February 28, 2009	$12,384
Add: Provisions for valuation allowance	2,622
Less: Release of valuation allowance	(8,236)

Balance at February 28, 2010	$6,770
Add: Provisions for valuation allowance	33
Less: Release of valuation allowance	(1,052)

Balance at February 28, 2011	$5,751

As of February 28, 2011, the Company had U.S. federal and state NOL carryforwards of $32.5 million and $83.1 million, respectively. These NOLs consist of share-based compensation expense deductions which were in excess of amounts recognized in the Company’s results from financial operations. Accordingly, the resulting excess tax benefit will be recognized as an increase to additional paid in capital when realized. The NOL carryforwards expire in varying amounts beginning in 2012. As of February 28, 2011, the Company had a U.S. research tax credit carryforward of $36.2 million and a U.S. foreign tax credit of $22.3 million. These tax credit carryforwards expire in varying amounts beginning in 2012.

Taxes computed at the statutory federal income tax rates are reconciled to the provision for income taxes for the years ended February 28, 2011, February 28, 2010 and February 28, 2009, respectively, as follows (in thousands):

	February 28, 2011	February 28, 2010	February 28, 2009
Effective rate	30.2%	28.2%	35.2%
Provision at federal statutory rate, 35%	$53,834	$42,526	$42,543
State tax (net of federal tax benefit)	4,341	2,068	3,576
Foreign rate differential	(5,280)	(2,173)	(2,276)
Israel tax holiday (1)	(2,671)	0	0
Deemed foreign dividend	5,348	0	0
Nondeductible items	5,625	875	832
Research and development tax credit	(3,690)	(7,800)	0
Foreign tax credit	(11,357)	(1,577)	(2,406)
Other	266	330	542

Provision for income taxes	$46,416	$34,249	$42,811

(1)	The Company qualifies for a tax holiday in Israel which began during the fiscal year ended February 28, 2011 and is scheduled to terminate as of the fiscal year ending February 29, 2020. The tax holiday provides for an exemption from income tax in the first two years, and for a reduced rate of taxation on income generated in Israel for the subsequent eight years. Tax savings realized from this holiday for the year ended February 28, 2011 totaled $2.9 million, which increased the Company’s diluted earnings per share by $0.01.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has not provided U.S. deferred taxes on the cumulative earnings of foreign subsidiaries that have been reinvested outside the U.S. indefinitely; these earnings were $46.0 million at February 28, 2011. Determination of the deferred tax liability, if any, on these earnings reinvested indefinitely outside the U.S. is not practicable because of available foreign tax credits. It is the Company’s policy to invest the earnings of foreign subsidiaries indefinitely outside the U.S. From time to time, however, the Company remits a portion of these earnings to the extent it does not incur additional U.S. tax and it is otherwise feasible. The Company has provided U.S. income taxes on the earnings of certain foreign subsidiaries that are not considered as permanently reinvested outside the U.S. The U.S. income tax on such earnings is completely offset by U.S. foreign tax credits.

Unrecognized tax benefits

The following table reconciles unrecognized tax benefits for the three years ended February 28, 2011 (in thousands):

Balance at February 29, 2008	$35,880
Additions based on tax positions related to the current year	2,627

Balance at February 28, 2009	$38,507
Additions based on tax positions related to the current year	2,320
Additions based on tax positions related to prior years	2,977
Reductions related to settlements with tax authorities	(430)

Balance at February 28, 2010	$43,374
Additions based on tax positions related to the current year	3,782
Additions based on tax positions related to prior years	2,292
Reductions related to change in effective tax rate	(7,365)

Balance at February 28, 2011	$42,083

The Company’s unrecognized tax benefits as February 28, 2011 and February 28, 2010, which, if recognized, would affect the Company’s effective tax rate were $38.1 million and $36.1 million, respectively.

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as income tax expense. Accrued interest and penalties related to unrecognized tax benefits totaled $3.1 million and $1.1 million as of February 28, 2011 and February 28, 2010, respectively.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of February 28, 2011. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs:

Tax Jurisdiction	Years Subject to Income Tax Examination
U.S. federal	1994 – Present
North Carolina	1999 – Present
Ireland	2006 – Present
Japan*	2008 – Present

*	The Company has been examined for income tax for years through February 28, 2007. However, the statute of limitations remains open for five years.

An income tax examination by the U.S. Internal Revenue Service with respect to the Company’s fiscal year ended February 28, 2007 has been completed. There were no significant adjustments resulting from the examination.

The Company or one of its subsidiaries is currently undergoing income tax examinations in France, Germany and India.

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

The Company purchased 2,921,275 shares, 10,014,022 shares and 2,875,052 shares of its common stock during the fiscal years ended February 28, 2011, February 28, 2010 and February 28, 2009, respectively, at an aggregate cost of $90.1 million, $236.4 million and $42.3 million, respectively. This amount is recorded as treasury stock on the Company’s Consolidated Balance Sheets.

Preferred Stock

At February 28, 2011, the Company has authorized 5,000,000 shares of preferred stock with a par value of $0.0001 per share. No shares of preferred stock were outstanding as of February 28, 2011 or February 28, 2010.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13—Share-based Awards

Overview

The Company’s 2004 Long-Term Incentive Plan, as amended and restated (the “2004 Plan”), provides for the granting of stock options, service-based share awards and performance-based share awards, among other awards. As of February 28, 2011, there were 6.7 million shares of common stock reserved for issuance under future share-based awards to be granted to any employee, officer or director or consultant of the Company at terms and prices to be determined by the Board of Directors.

The following table summarizes share-based awards, by type, granted during the years ended February 28, 2011, February 28, 2010 and February 28, 2009:

	Awards Granted Year Ended February 28, 2011		Awards Granted Year Ended February 28, 2010		Awards Granted Year Ended February 28, 2009
	Shares and Shares Underlying Awards	Weighted Average Per Share Award Fair Value	Shares and Shares Underlying Awards	Weighted Average Per Share Award Fair Value	Shares and Shares Underlying Awards	Weighted Average Per Share Award Fair Value
Stock options	83,891	$19.92	100,080	$10.63	84,460	$4.66
Service-based shares and share units	2,542,479	$37.98	2,598,916	$27.71	3,557,434	$14.21
Performance-based shares and share units—target	313,336	$29.31	343,334	$19.68	202,500	$23.82

Total share-based awards	2,939,706	$36.54	3,042,330	$26.24	3,844,394	$14.51

The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements for the years ended February 28, 2011, February 28, 2010 and February 28, 2009 (in thousands):

	Year Ended February 28, 2011	Year Ended February 28, 2010	Year Ended February 28, 2009
Cost of revenue	$6,053	$3,630	$3,065
Sales and marketing	18,971	14,041	13,826
Research and development	15,639	13,614	14,027
General and administrative	19,934	17,003	17,397

Total share-based compensation expense	$60,597	$48,288	$48,315

Share-based compensation expense qualifying for capitalization was insignificant for each of the Company’s fiscal years ended February 28, 2011, February 28, 2010 and February 28, 2009. Accordingly, no share-based compensation expense was capitalized during these years.

Estimated annual forfeitures—During the fourth quarter of fiscal 2011, the Company reassessed its estimated forfeiture rate. Based on recent historical trends and management’s expectations regarding future trends, the Company has adjusted its estimated forfeiture rate to 10.0% per annum from 15.0% per annum. The impact of the adjustment on current year’s financial results totaled $0.6 million additional expense. The forfeiture rate is applied to awards of options and service-based share units. Award expense is adjusted to reflect actual forfeiture rates at vesting. The Company reassesses its estimated forfeiture rate annually.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The total fair value of stock options recognized in the Consolidated Financial Statements for the years ended February 28, 2011, February 28, 2010 and February 28, 2009 was as follows (in thousands):

	Year Ended February 28, 2011	Year Ended February 28, 2010	Year Ended February 28, 2009
Total fair value of stock options recognized	$6,038	$11,381	$20,124

The following table summarizes the activity for the Company’s stock options for the years ended February 28, 2011, February 28, 2010 and February 28, 2009:

	Shares Underlying Options	Weighted Average Exercise Price Per Share
Outstanding at February 29, 2008	18,439,416	$15.73

Granted	84,460	13.15
Exercised	(1,583,329)	11.59
Forfeited	(1,135,185)	20.32

Outstanding at February 28, 2009	15,805,362	$15.80

Granted	100,080	27.40
Exercised	(6,217,251)	16.62
Forfeited	(463,882)	62.97

Outstanding at February 28, 2010	9,224,309	$13.03

Granted (1)	83,891	33.59
Exercised	(7,071,001)	11.94
Forfeited	(207,711)	19.25

Outstanding at February 28, 2011	2,029,488	$16.88

(1)	Amount includes 10,129 partially vested options assumed as part of a business combination.

As described above, options are typically granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. No options were granted during the three years ended February 28, 2011 with exercise prices less than the grant date fair value of the Company’s common stock.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes information, as of February 28, 2011, about the Company’s outstanding and exercisable stock options:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.00 – $10.00	590,230	1.8	$5.91	570,687	$6.00
$10.01 – $20.00	954,525	1.7	$19.09	788,072	$19.20
$20.01 – $30.00	423,136	1.7	$23.54	298,265	$22.99
$30.01 and over	61,597	4.6	$41.85	502	$341.37

Total	2,029,488	1.8	$16.88	1,657,526	$15.43

The following summarizes the intrinsic value, as of February 28, 2011, of the Company’s outstanding, exercisable and expected to vest stock options:

Intrinsic Value of Stock Options	Number of Stock Options	Weighted Average Remaining Contractual Life	Intrinsic Value at February 28, 2011 (in thousands)
Outstanding	2,029,488	1.8	$49,685
Exercisable	1,657,526	1.6	$42,987
Expected to vest (assuming annual forfeiture rate of 10%)	330,780	2.9	$6,054

The intrinsic value of stock options exercised during the years ended February 28, 2011, February 28, 2010 and February 28, 2009 was as follows (in thousands):

	Year Ended February 28, 2011	Year Ended February 28, 2010	Year Ended February 28, 2009
Total intrinsic value of stock options exercised	$161,796	$62,804	$13,210

As of February 28, 2011, compensation cost related to unvested stock options not yet recognized in the Company’s Consolidated Financial Statements totaled $3.2 million. The weighted average period over which these unvested stock options are expected to be recognized is approximately 1.0 years.

The fair values of options granted during the years ended February 28, 2011, February 28, 2010 and February 28, 2009 were estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the following weighted average assumptions:

	Year Ended February 28, 2011	Year Ended February 28, 2010	Year Ended February 28, 2009
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	0.70%	1.59%	2.01%
Expected volatility (1)	46.84%	53.51%	47.45%
Expected life (in years) (2)	3.27	3.27	3.27
Weighted average fair value of options granted during the period	$17.32	$10.63	$4.66

(1)

The expected volatility rates for options granted during the years ended February 28, 2011, February 28, 2010 and February 28, 2009 were estimated based on an approximate equal weighting of the historical

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

volatility of the Company’s common stock over a period of approximately 3.27 years and the implied volatility of publicly traded options for the Company’s common stock.
(2)	The expected term for options granted during the years ended February 28, 2011, February 28, 2010 and February 28, 2009 was determined based on the Company’s historical exercise data. The Company reassesses its estimate of expected term annually or when new information indicates a change is appropriate.

Service-based Share Awards

Service-based share awards include nonvested shares, nonvested share units and deferred share units granted under the 2004 Plan. Nonvested shares and share units generally vest, subject to continued service to the Company, 25% on the first anniversary of the date of grant and (i) 6.25% on the first day of each subsequent three-month period for nonvested shares and (ii) 25% each year over a four-year period beginning on the date of grant for nonvested share units. Nonvested shares and nonvested share units are generally amortized to expense on a straight-line basis over four years. Deferred share units are awarded to directors and generally vest within one year when issued in lieu of annual share awards or immediately when issued in lieu of cash.

The total fair value of service-based share awards recognized in the Company’s Consolidated Financial Statements for the three years ended February 28, 2011 was as follows (in thousands):

	Year Ended February 28, 2011	Year Ended February 28, 2010	Year Ended February 28, 2009
Total fair value of service-based awards recognized	$44,050	$28,419	$16,954

The following table summarizes the activity for the Company’s service-based share awards for the years ended February 28, 2011, February 28, 2010 and February 28, 2009:

	Nonvested Shares and Share Units	Weighted Average Grant-date Fair Value
Service-based share awards at February 29, 2008	2,014,367	$20.57

Granted	3,557,434	14.21
Vested	(517,810)	20.24
Forfeited	(191,942)	18.55

Service-based share awards at February 28, 2009	4,862,049	$16.06

Granted	2,598,916	27.71
Vested	(1,414,665)	16.79
Forfeited	(261,374)	17.92

Service-based share awards at February 28, 2010	5,784,926	$21.03

Granted	2,542,479	37.98
Vested	(1,800,281)	20.43
Forfeited	(733,786)	21.52

Service-based share awards at February 28, 2011	5,793,338	$28.60

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the intrinsic value, as of February 28, 2011, of the Company’s service-based awards outstanding and expected to vest:

Intrinsic Value of Service-based Awards	Number of Shares and Share Units	Weighted Average Remaining Vesting Period	Intrinsic Value at February 28, 2011 (in thousands)
Outstanding	5,793,338	1.6	$239,149
Expected to vest (assuming annual forfeiture rate of 10%)	4,934,307	1.6	$203,688

The intrinsic value of service-based awards vesting during the three years ended February 28, 2011 was as follows (in thousands):

	Year Ended February 28, 2011	Year Ended February 28, 2010	Year Ended February 28, 2009
Total fair value of service-based awards vesting	$70,493	$38,297	$7,244

As of February 28, 2011, compensation cost related to service-based share awards not yet recognized in the Company’s Consolidated Financial Statements totaled $145.1 million. The weighted average period over which these nonvested awards are expected to be recognized is approximately 1.6 years.

Performance-based Share Awards

Under the 2004 Plan, certain executive officers were awarded a target number of performance share units (“PSUs”) PSUs. The PSU payouts are either based on (i) the Company’s financial performance (“performance condition”) or (ii) the performance of the Company’s common stock (“market condition”). Following are general descriptions of the two types of performance-based awards granted to certain executive officers.

PSUs with Performance Conditions

Depending on the Company’s financial performance relative to the financial performance of specified peer companies, executives may earn up to 200% of the target number of PSUs (the “Maximum PSUs”) over a performance period with three separate performance segments corresponding to three fiscal years of the Company. Up to 25% of the Maximum PSUs may be earned in respect of the first performance segment; up to 50% of the Maximum PSUs may be earned in respect of the second performance segment, less the amount earned in the first performance segment; and up to 100% of the Maximum PSUs may be earned in respect of the third performance segment, less the amount earned in the first and second performance segments.

PSUs with Market Conditions

Depending on the performance of the Company’s common stock over a performance period of approximately three years, executives may earn up to 200% of the target number of PSUs. The number of PSUs earned is determined based on a comparison of the performance of the Company’s stock price relative to the performance of the stock price of specified peer companies during the performance period. Each executive officer will receive a number of shares of common stock equal to the number of PSUs earned in a single payout following the end of the performance period.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity for the Company’s PSUs for the years ended February 28, 2011, February 28, 2010 and February 28, 2009:

	At Target		Potential
Activity	Shares Underlying Performance Share Units	Weighted Average Grant Date Fair Value	Underlying Shares Vesting and Available to Vest (1)
Outstanding at February 29, 2008	232,625	$21.00	465,250

Granted	202,500	$23.82	405,000
Vested	(46,525)	$21.00	(93,050)
Forfeited	0	—	0

Outstanding at February 28, 2009	388,600	$22.47	777,200

Granted	343,334	$19.68	686,668
Vested	(120,413)	$22.20	(190,200)
Forfeited	0	—	0

Outstanding at February 28, 2010	611,521	$20.96	1,273,668

Granted	313,336	$29.31	626,672
Vested	(209,856)	$21.43	(451,725)
Forfeited	0	—	(18,610)

Outstanding at February 28, 2011	715,001	$24.48	1,430,005

(1)	Vested and forfeited amounts represent the actual number of shares vesting and forfeited during the year. Outstanding represents the remaining maximum potential shares available to vest as of the period ended.

The total fair value of performance-based share awards recognized in the Company’s Consolidated Financial Statements for the three years ended February 28, 2011 was as follows (in thousands):

	Year Ended February 28, 2011	Year Ended February 28, 2010	Year Ended February 28, 2009
Total fair value of performance-based awards recognized	$10,509	$8,488	$11,237

The total fair value of performance-based share awards vesting during the three years ended February 28, 2011 was as follows (in thousands):

	Year Ended February 28, 2011	Year Ended February 28, 2010	Year Ended February 28, 2009
Total fair value of performance-based awards vesting	$13,904	$3,380	$1,964

As of February 28, 2011, the number of shares subject to PSU awards expected to vest and the related intrinsic value was 1,390,838 and $57.4 million, respectively. Compensation expense related to PSUs expected to vest but not yet recognized in the Consolidated Financial Statements totaled $11.2 million as of February 28, 2011. The weighted average period over which these awards are expected to be recognized is approximately 1.0 year.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—Commitments and Contingencies

As of February 28, 2011, the Company leased office space and certain equipment under various non-cancelable operating leases. Future minimum lease payments required under the operating leases at February 28, 2011 are as follows (in thousands):

Fiscal Year	Operating Leases
2012	$21,851
2013	15,684
2014	12,911
2015	9,585
2016	8,425
Thereafter	18,970

Total minimum lease payments	$87,426

Rent expense under operating leases for the fiscal years ended February 28, 2011, February 28, 2010 and February 28, 2009 is provided in the following table (in thousands):

	Year Ended February 28, 2011	Year Ended February 28, 2010	Year Ended February 28, 2009
Total operating lease expense	$22,973	$22,344	$22,492

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

It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the facts and circumstances involved in each particular agreement. The Company does not record a liability for claims related to indemnification unless the Company concludes that the likelihood of a material claim is probable and estimable. Payments pursuant to these indemnification claims during the year ended February 28, 2011 were in the aggregate immaterial.

NOTE 15—Legal Proceedings

Commencing on or about March 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. Approximately 310 other IPO issuers were named as defendants in similar class action complaints (together, the “IPO Allocation Actions”). On August 8, 2001, Chief Judge Michael Mukasey of the U.S. District Court for the Southern District of New York issued an order that transferred all of the IPO Allocation Actions, including the complaints involving the Company, to one judge for coordinated pre-trial

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

proceedings (Case No. 21 MC 92). The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages, attorneys’ and expert fees and other unspecified costs. In October of 2002, the individual director and officer defendants of the Company were dismissed from the case without prejudice. In October of 2004, the District Court certified a class in six of the 310 actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Company’s action is not one of the focus cases. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification with respect to the focus cases and remanded the matter for further consideration. In September 2007, discovery moved forward in the focus cases and plaintiff filed and amended complaints against the focus case issuer and underwriter defendants. Defendants in the focus cases filed motions to dismiss the second amended complaints in November 2007 and filed their oppositions to plaintiffs’ motion for class certification in December 2007. The motions to dismiss in the focus cases were granted in part. On April 2, 2009, the plaintiffs’ executive committee on behalf of the proposed class filed a motion for preliminary approval of a settlement agreement to resolve the lawsuit, to which the Company has consented and for which payments called for by the settlement agreement are to be paid by the defendant insurers. The trial court heard arguments on September 10, 2009 on the fairness of the settlement. In an opinion and order filed October 5, 2009, the trial court approved the class, granted plaintiffs’ motion for approval of the settlement and directed the clerk of the court to close the action. Appeals have been filed and briefed before the Court of Appeals for the Second Circuit.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On December 9, 2009, the Company filed a complaint in the Eastern District of Texas (Civil Action No. 6:09-cv-00549) against Bedrock Computer Technologies LLC (“Bedrock”) seeking a declaratory judgment that United States Patent No. 5,893,120 (the “’120 Patent”) is invalid, unenforceable and not infringed. The complaint states that Bedrock brought an action in which it wrongly accused some customers of the Company of infringing the ‘120 Patent based on their use of computer equipment configured with or utilizing software based on various versions of the Linux operating system. The complaint seeks a declaration that anyone’s use, sale, or offer for sale of the Linux kernel distributed by the Company has not and does not in any manner infringe any claim of the ‘120 patent or otherwise infringe or violate any rights of Bedrock and that the ‘120 Patent is invalid and unenforceable. On January 29, 2010, Bedrock responded denying the contentions in the complaint and asserting a counterclaim alleging that Red Hat has directly and indirectly infringed the ‘120 Patent. On February 22, 2010, Red Hat replied to the counterclaim denying the allegations of infringement and asserting affirmative defenses. On March 26, 2010, Bedrock filed its first amended answer and counterclaim with crossclaims against fifteen parties. The claim construction hearing has been scheduled for May 12, 2011 and trial in the case has been scheduled for October 11, 2011. Based on information available to date, the Company believes it has meritorious defenses to the counterclaims and intends to vigorously defend itself. There can be no assurance, however, that the Company will be successful in its defense, and an adverse resolution of the counterclaims could have a material adverse effect on its business, financial position and results of operations, including its ability to continue to commercialize the technologies implicated in the litigation.

The Company also experiences routine litigation in the normal course of its business, including patent litigation. The Company presently believes that the outcome of this routine litigation will not have a material adverse effect on its financial position and results of operations.

NOTE 16—Employee Benefit Plans

401(k) Plan

The Company provides a retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended (“IRC”). Participants may elect to contribute a portion of their annual compensation to the plan, after complying with certain limitations set by the IRC. Employees are eligible to participate in the plan if they are over 21 years of age. The Company has the option to make contributions to the plan and contributed to

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the plan for the years ended February 28, 2011, February 28, 2010 and February 28, 2009 as follows (in thousands):

	Year Ended February 28, 2011	Year Ended February 28, 2010	Year Ended February 28, 2009
Total contributions to employee benefit plans	$8,683	$7,218	$6,019

NOTE 17—Share Repurchase Program

On March 24, 2010, the Company announced that its Board of Directors had authorized the repurchase of up to an aggregate of $300.0 million of the Company’s common stock from time to time in open market or privately negotiated transactions, as applicable. The program will expire on the earlier of (i) March 31, 2012 or (ii) a determination by the Board of Directors, Chief Executive Officer or Chief Financial Officer to discontinue the program. During the year ended February 28, 2011, the Company repurchased 2,921,275 shares under the program for $90.1 million, including transaction costs. As of February 28, 2011, the remaining amount available under the program for the repurchase of common stock was $219.4 million.

NOTE 18—Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at February 28, 2011 (in thousands):

	As of February 28, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$532,537	$532,537	$0	$0
Available-for-sale securities (1):
Certificates of deposit	1,840	0	1,840	0
Commercial paper	27,562	0	27,562	0
Agencies	312,136	0	312,136	0
Municipal bonds	13,249	0	13,249	0
Corporates	193,916	0	193,916	0
Equities (1)	2,677	2,677	0	0
Foreign currency derivatives (2)	434	0	434	0
Liabilities:
Foreign currency derivatives (3)	(96)	0	(96)	0

Total	$1,084,255	$535,214	$549,041	$0

(1)	Included in either cash and cash equivalents or investments in debt and equity securities in the Company’s Consolidated Balance Sheet at February 28, 2011 in addition to $108.5 million of cash.
(2)	Included in other current assets in the Company’s Consolidated Balance Sheet at February 28, 2011.
(3)	Included in accrued expenses in the Company’s Consolidated Balance Sheet at February 28, 2011.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at February 28, 2010 (in thousands):

	As of February 28, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$216,624	$216,624	$0	$0
Available-for-sale securities (1):
Treasuries	9,294	9,294	0	0
Certificates of deposit	133,810	0	133,810	0
Commercial paper	21,367	0	21,367	0
Agencies	349,338	0	349,338	0
Municipal bonds	11,754	0	11,754	0
Corporates	160,915	0	160,915	0
Equities (1)	4,687	4,687	0	0
Foreign currency derivatives (2)	77	0	77	0
Liabilities:
Foreign currency derivatives (3)	(4)	0	(4)	0

Total	$907,862	$230,605	$677,257	$0

(1)	Included in either cash and cash equivalents or investments in debt and equity securities in the Company’s Consolidated Balance Sheet at February 28, 2010, in addition to $62.4 million of cash.
(2)	Included in other current assets in the Company’s Consolidated Balance Sheet at February 28, 2010.
(3)	Included in accrued expenses in the Company’s Consolidated Balance Sheet at February 28, 2010.

The following table represents the Company’s investments measured at fair value as of February 28, 2011 (in thousands):

					Balance Sheet Classification
	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Cash Equivalent Marketable Securities	Short-term Marketable Securities	Long-term Marketable Securities
		Gains	Losses(1)
Money markets	$532,537	$0	$0	$532,537	$532,537	$0	$0
Certificates of deposit	1,840	0	0	1,840	20	1,820	0
Commercial paper	27,558	4	0	27,562	1,600	25,962	0
Agencies	313,133	70	(1,067)	312,136	0	85,350	226,786
Municipals	13,259	0	(10)	13,249	0	13,249	0
Corporates	193,373	647	(103)	193,917	0	88,912	105,005
Equities	85	2,592	0	2,677	0	2,677	0

Total	$1,081,785	$3,313	$(1,180)	$1,083,918	$534,157	$217,970	$331,791

(1)	As of February 28, 2011, there were no accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the Company’s investments measured at fair value as of February 28, 2010 (in thousands):

					Balance Sheet Classification
	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Cash Equivalent Marketable Securities	Short-term Marketable Securities	Long-term Marketable Securities
		Gains	Losses(1)
Money markets	$216,624	$0	$0	$216,624	$216,624	$0	$0
Treasury	9,253	41	0	9,294	0	9,294	0
Certificates of deposit	133,810	0	0	133,810	108,060	25,750	0
Commercial paper	21,367	0	0	21,367	0	21,367	0
Agencies	348,940	452	(54)	349,338	0	196,524	152,814
Municipal bonds	11,739	15	0	11,754	0	11,754	0
Corporates	159,596	1,399	(80)	160,915	1,038	103,280	56,597
Equities	278	4,409	0	4,687	0	4,687	0

Total	$901,607	$6,316	$(134)	$907,789	$325,722	$372,656	$209,411

(1)	Accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer totaled less than $0.1 million at February 28, 2010.

The following table summarizes the stated maturities of the Company’s investment in debt securities at February 28, 2011 (in thousands):

	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Maturity of short and long term debt securities	$547,084	$215,293	$193,246	$138,545	$0

NOTE 19—Earnings Per Share

The following table reconciles the numerators and denominators of the earnings per share calculation for the years ended February 28, 2011, February 28, 2010 and February 28, 2009 (in thousands, except per share amounts):

	Year Ended
	February 28, 2011	February 28, 2010	February 28, 2009
Diluted net income per share computation:
Net income	$107,278	$87,253	$78,721
Interest expense on convertible debt, net of related tax	0	0	1,413
Amortization of debt issuance costs, net of related tax	0	0	1,463

Net income—diluted	$107,278	$87,253	$81,597

Weighted average common shares outstanding	190,294	187,845	190,772
Incremental shares attributable to assumed vesting or exercise of outstanding equity award shares	6,059	5,701	4,942
Incremental shares attributable to assumed conversion of convertible debentures	0	0	15,630

Diluted shares	196,353	193,546	211,344

Diluted net income per share	$0.55	$0.45	$0.39

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following share awards are not included in the computation of diluted earnings per share because the aggregate value of proceeds considered received upon either exercise or vesting was greater than the average market price of the Company’s common stock during the related periods and the effect of including such share awards in the computation would be anti-dilutive (in thousands):

	Year Ended
	February 28, 2011	February 28, 2010	February 28, 2009
Number of shares considered anti-dilutive for calculating diluted EPS	649	3,525	9,269

NOTE 20—Segment Reporting

The following summarizes revenue, net income (loss) and total assets by geographic segment at and for the years ended February 28, 2011, February 28, 2010 and February 28, 2009 (in thousands):

	Americas	EMEA	Asia Pacific	Total
	Year Ended February 28, 2011
Revenue from unaffiliated customers	$583,795	$199,646	$125,836	$909,277
Net income	$65,526	$42,437	$(685)	$107,278
Total assets	$1,737,946	$329,455	$131,921	$2,199,322

	Year Ended February 28, 2010
Revenue from unaffiliated customers	$474,633	$168,134	$105,469	$748,236
Net income (loss)	$62,849	$20,263	$4,141	$87,253
Total assets	$1,566,140	$205,097	$99,635	$1,870,872

	Year Ended February 28, 2009
Revenue from unaffiliated customers	$421,994	$141,679	$88,899	$652,572
Net income (loss)	$73,120	$11,552	$(5,951)	$78,721
Total assets	$1,539,840	$142,539	$71,257	$1,753,636

The following table lists, for the years ended February 28, 2011, February 28, 2010 and February 28, 2009, revenue from unaffiliated customers in the United States, the Company’s country of domicile, revenue from unaffiliated customers in Japan, which in terms of revenue was the only individual country outside the United States to generate 10% or more of revenue, and revenue from other foreign countries (in thousands):

	Year Ended February 28, 2011	Year Ended February 28, 2010	Year Ended February 28, 2009
United States, the Company’s country of domicile	$512,288	$423,295	$385,556
Japan	74,807	60,725	50,531
Other foreign	322,182	264,216	216,485

Total revenue from unaffiliated customers	$909,277	$748,236	$652,572

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total tangible long-lived assets located in the United States, the Company’s country of domicile, and similar tangible long-lived assets held outside the United States are summarized in the following table for the years ended February 28, 2011 and February 28, 2010 (in thousands):

	As of February 28, 2011	As of February 28, 2010	As of February 28, 2009
United States, the Company’s country of domicile	$53,722	$51,523	$53,106
Foreign	21,836	20,185	14,807

Total tangible long-lived assets	$75,558	$71,708	$67,913

NOTE 21—Unaudited Quarterly Results

Below are unaudited condensed quarterly results for the year ended February 28, 2011:

	Year Ended February 28, 2011 Unaudited
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except per share data)
Revenue:
Subscriptions	$209,303	$198,842	$186,183	$179,076
Training and services	35,493	36,734	33,578	30,068

Total subscription and training and services revenue	$244,796	$235,576	$219,761	$209,144
Gross profit	$203,193	$195,832	$184,059	$175,906
Income from operations	$39,410	$37,956	$34,071	$34,239
Interest income	$1,697	$1,608	$1,775	$1,663
Other income (expense), net	$(865)	$462	$548	$1,130
Net income and diluted net income	$33,534	$26,017	$23,656	$24,071
Net income per common share (1):
Basic	$0.17	$0.14	$0.13	$0.13
Diluted	$0.17	$0.13	$0.12	$0.12
Weighted average shares outstanding:
Basic	192,996	191,296	189,027	187,926
Diluted	197,878	196,908	193,560	193,266

(1)	Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the reported annual earnings per common share.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Below are unaudited condensed quarterly results for the year ended February 28, 2010:

	Year Ended February 28, 2010 Unaudited
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except per share data)
Revenue:
Subscriptions	$169,159	$164,432	$156,273	$148,790
Training and services	26,710	29,914	27,360	25,598

Total subscription and training and services revenue	$195,869	$194,346	$183,633	$174,388
Gross profit	$166,530	$164,748	$155,193	$147,920
Income from operations	$27,958	$19,793	$27,542	$25,056
Interest income	$2,220	$2,206	$2,525	$3,430
Other income (expense), net	$4,331	$3,253	$3,191	$(3)
Net income and diluted net income	$23,388	$16,414	$28,937	$18,514
Net income per common share (1):
Basic	$0.12	$0.09	$0.15	$0.10
Diluted	$0.12	$0.08	$0.15	$0.10
Weighted average shares outstanding:
Basic	187,911	187,450	187,099	188,916
Diluted	193,822	193,733	192,659	194,382

(1)	Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the reported annual earnings per common share.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our accountants on accounting and financial disclosure matters.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We intend to file with the SEC a definitive proxy statement with respect to our Annual Meeting of Stockholders to be held on August 11, 2011 (the “2011 Annual Meeting”). The information under the sections entitled “Item No. 1—Election of Directors”, “Corporate Governance and Board of Directors Information”, “Compensation and Other Information Concerning Executive Officers” and “Other Matters” from the definitive proxy statement for the 2011 Annual Meeting, which is to be filed with the SEC not later than 120 days after the close of our fiscal year ended February 28, 2011 (the “2011 Proxy Statement”), is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the sections entitled “Compensation and Other Information Concerning Executive Officers” and “Corporate Governance and Board of Directors Information” from the 2011 Proxy Statement is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the sections entitled “Beneficial Ownership of Our Common Stock” and “Compensation and Other Information Concerning Executive Officers” from the 2011 Proxy Statement is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the section entitled “Corporate Governance and Board of Directors Information” from the 2011 Proxy Statement is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the section entitled “Item No. 2—Ratification of Selection of Independent Registered Public Accounting Firm” from the 2011 Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report under “Item 8—Financial Statements and Supplementary Data”:

1. Financial Statements:

Report of Independent Registered Public Accounting Firm	65
Consolidated Balance Sheets at February 28, 2011 and February 28, 2010	66
Consolidated Statements of Operations for the years ended February 28, 2011, February 28, 2010 and February 28, 2009	67
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended February 28, 2011, February 28, 2010 and February 28, 2009	68
Consolidated Statements of Cash Flows for the years ended February 28, 2011, February 28, 2010 and February 28, 2009	69
Notes to Consolidated Financial Statements	70

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

10.5*	Form of Long Term Incentive Plan Non-Qualified Stock Option Agreement for Directors pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated

10.6*	Form of Long Term Incentive Plan Restricted Stock Agreement pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated

10.7*	Form of Non-Qualified Stock Option Agreement pursuant to Red Hat, Inc. 1999 Stock Option and Incentive Plan, as amended

10.8*	Form of Incentive Plan and Stock Option Agreement pursuant to Red Hat, Inc. 1999 Stock Option and Incentive Plan, as amended

10.9-	Limited Liability Company Agreement of Open Inventions Network dated November 8, 2005

10.10*	Form of Long-Term Incentive Plan Restricted Stock Agreement pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated

10.11+*	2006 Performance Compensation Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report filed on Form 8-K with the SEC on August 23, 2006 (File no. 000-26281))

10.12+*

Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 10, 2008 (File no. 001-33162))

10.13+*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report filed on Form 8-K with the SEC on February 28, 2007 (File No. 001-33162))

10.14+*

Form of Restricted Stock Award Agreement pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report filed on Form 8-K with the SEC on February 28, 2007 (File No. 001-33162))

10.15+*

Form of Non-Qualified Stock Option Agreement for Executive Employees pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report filed on Form 8-K with the SEC on February 28, 2007 (File No. 001-33162))

10.16+*

Form of Amendment to Equity Awards of Executive pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report filed on Form 8-K with the SEC on February 28, 2007 (File No. 001-33162))

10.17+*

Senior Management Change in Control Severance Policy (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report filed on Form 8-K with the SEC on February 28, 2007 (File No. 001-33162))

Exhibit No.	Description of Exhibits

10.18+*	Executive Variable Compensation Plan (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report filed on Form 8-K with the SEC on May 16, 2007 (File No. 001-33162))

10.19+*

Form of Restricted Stock Unit Agreement pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (Non-Executive, U.S. Participants) (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on October 10, 2007 (File No. 001-33162))

10.20+*

Form of Restricted Stock Unit Agreement pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (Non-Executive, Non U.S. Participants) (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on October 10, 2007 (File No. 001-33162))

10.21+*

Form of Performance Share Unit Agreement pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report filed on Form 8-K with the SEC on October 15, 2007 (File No. 001-33162))

10.22+*

Executive Employment Agreement, dated December 19, 2007, between Red Hat, Inc. and James M. Whitehurst (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on January 9, 2008 (File No. 001-33162))

10.23+*

Form of Amendment to Performance Share Unit Agreement pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.38 to the registrant’s Annual Report filed on Form 10-K with the SEC on April 29, 2008 (File No. 001-33162))

10.24+*

Form of Director Deferred Stock Unit Agreement pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.39 to the registrant’s Annual Report filed on Form 10-K with the SEC on April 29, 2008 (File No. 001-33162))

10.25+*	2008 Independent Director Compensation Plan (incorporated by reference to Exhibit 10.42 to the registrant’s Annual Report filed on Form 10-K with the SEC on April 29, 2008 (File No. 001-33162))

10.26+*

Form of Performance Share Unit Agreement adopted May 2008 pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report filed on Form 8-K with the SEC on May 23, 2008 (File No. 001-33162))

10.27+*

Form of Director Deferred Stock Unit Agreement (Vested) pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on July 10, 2008 (File No. 001-33162))

10.28+*

Form of Director Deferred Stock Unit Agreement (With Vesting) pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on July 10, 2008 (File No. 001-33162))

10.29+*

Form of Director Restricted Stock Unit Agreement pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on July 10, 2008 (File No. 001-33162))

Exhibit No.	Description of Exhibits

10.30+*	Senior Management Severance Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report filed on Form 8-K with the SEC on December 29, 2008 (File No. 001-33162))

10.31+*

Form of Executive Agreement by and between Red Hat, Inc. and each Plan Participant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report filed on Form 8-K with the SEC on December 29, 2008 (File No. 001-33162))

10.32+*

Form of Amendment to Equity Awards with Independent Directors (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on January 9, 2009 (File No. 001-33162))

10.33+*

Letter Agreement dated December 23, 2008 between Red Hat, Inc. and James M. Whitehurst amending the Executive Employment Agreement between the parties dated December 19, 2007 (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on January 9, 2009 (File No. 001-33162))

10.34+*

Employee Inventions Assignment Agreement and Restrictive Obligations Agreement dated January 1, 2008 between Red Hat, Inc. and James M. Whitehurst (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on January 9, 2009 (File No. 001-33162))

10.35+*

Executive Base Salaries and Target Award Amounts under Red Hat, Inc.’s Executive Variable Compensation Plan for the Fiscal Year Ending February 28, 2010 (incorporated by reference to Exhibit 99.1 to registrant’s Current Report filed on Form 8-K with the SEC on May 19, 2009 (File No. 001-33162))

10.36+*

Form of Performance Share Unit Agreement adopted May 13, 2009 (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report filed on Form 8-K with the SEC on May 19, 2009 (File No. 001-33162))

10.37+*	Clawback Policy of Red Hat, Inc. adopted May 13, 2009 (incorporated by reference to Exhibit 99.3 to the registrant’s Current Report filed on Form 8-K with the SEC on May 19, 2009 (File No. 001-33162))

10.38+*

Form of Performance Share Unit Agreement (Fiscal Year 2010-SPP Form) adopted June 23, 2009 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report filed on Form 8-K with the SEC on June 29, 2009 (File No. 001-33162))

10.39+*

Target Share Price Performance Units awarded to named executive officers on June 23, 2009 (incorporated by reference to Exhibit 99.2 to registrant’s Current Report filed on Form 8-K with the SEC on June 29, 2009 (File No. 001-33162))

10.40+*

Performance Compensation Plan as Amended and Restated Effective June 19, 2008 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on July 10, 2009 (File No. 001-33162))

10.41+*

Red Hat, Inc. 2010 Non-Employee Director Compensation Plan effective January 1, 2010 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on October 5, 2009 (File No. 001-33162))

10.42+*

Red Hat, Inc. Stock Ownership Policy for Directors and Senior Executives, amended and restated as of March 21, 2011 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report filed on Form 8-K with the SEC on March 25, 2011 (File No. 001-33162))

10.43+*

Red Hat, Inc. 2010 Non-Employee Director Compensation Plan amended and restated effective March 1, 2010 (incorporated by reference to Exhibit 10.59 to the registrant’s Annual Report filed on Form 10-K with the SEC on April 29, 2010 (File No. 001-33162))

Exhibit No.	Description of Exhibits

10.44+*

Form of Performance Share Unit Agreement (Fiscal Year 2011 Operating Performance Form) adopted May 19, 2010 (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report filed on Form 8-K with the SEC on May 25, 2010 (File No. 001-33162))

10.45+*

Form of Performance Share Unit Agreement (Fiscal Year 2011 Share Price Performance Form) adopted May 19, 2010 (incorporated by reference to Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2010 (File No. 001-33162))

10.46+*

Form of Performance Restricted Stock Agreement adopted May 19, 2010 (incorporated by reference to Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2010 (File No. 001-33162))

10.47+*

Form of Restricted Stock Unit Agreement (Non-executive) pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated, adopted August 11, 2010 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on October 8, 2010 (File No. 001-33162))

10.48+*

Executive Base Salaries and Target Award Amounts under Red Hat, Inc.’s Executive Variable Compensation Plan for the Fiscal Year Ending February 28, 2011 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2010 (File No. 001-33162))

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

Date: April 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JAMES M. WHITEHURST James M. Whitehurst	President, Chief Executive Officer and Director (principal executive officer)	April 29, 2011

/S/ CHARLES E. PETERS, JR. Charles E. Peters, Jr.	Executive Vice President and Chief Financial Officer (principal financial officer)	April 29, 2011

/S/ MARK E. COOK Mark E. Cook	Vice President Finance and Controller (principal accounting officer)	April 29, 2011

/S/ SOHAIB ABBASI Sohaib Abbasi	Director	April 29, 2011

/S/ W. STEVE ALBRECHT W. Steve Albrecht	Director	April 29, 2011

/S/ MICHELINE CHAU Micheline Chau	Director	April 29, 2011

/S/ JEFFREY J. CLARKE Jeffrey J. Clarke	Director	April 29, 2011

/S/ MARYE ANNE FOX Marye Anne Fox	Director	April 29, 2011

/S/ NARENDRA K. GUPTA Narendra K. Gupta	Director	April 29, 2011

/S/ WILLIAM S. KAISER William S. Kaiser	Director	April 29, 2011

/S/ DONALD H. LIVINGSTONE Donald H. Livingstone	Director	April 29, 2011

/S/ HENRY HUGH SHELTON Henry Hugh Shelton	Chairman of the Board of Directors	April 29, 2011

Exhibit Index

Exhibit No.	Exhibit

10.5	Form of Long Term Incentive Plan Non-Qualified Stock Option Agreement for Directors pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated

10.6	Form of Long Term Incentive Plan Restricted Stock Agreement pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated

10.7	Form of Non-Qualified Stock Option Agreement pursuant to Red Hat, Inc. 1999 Stock Option and Incentive Plan, as amended

10.8	Form of Incentive Plan and Stock Option Agreement pursuant to Red Hat, Inc. 1999 Stock Option and Incentive Plan, as amended

10.9	Limited Liability Company Agreement of Open Inventions Network dated November 8, 2005

10.10	Form of Long-Term Incentive Plan Restricted Stock Agreement pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated

21.1	Subsidiaries of Red Hat, Inc.

23.1	Consent of PricewaterhouseCoopers LLP

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