Form 10-Q
period 2011-05-31
RED HAT INC
filed 2011-07-07
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

As of June 30, 2011, there were 193,022,425 shares of common stock outstanding.

RED HAT, INC.

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands—except share and per share amounts)

	May 31, 2011 (Unaudited)	February 28, 2011 (1)
ASSETS
Current assets:
Cash and cash equivalents	$710,223	$642,630
Investments in debt and equity securities, short-term	200,258	217,970
Accounts receivable, net of allowances for doubtful accounts of $2,200 and $1,379, respectively	154,939	184,741
Deferred tax assets, net	75,192	75,720
Prepaid expenses	66,607	62,364
Other current assets	1,016	1,133

Total current assets	1,208,235	1,184,558
Property and equipment, net of accumulated depreciation and amortization of $148,512 and $139,753, respectively	77,754	75,558
Goodwill	465,563	463,673
Identifiable intangibles, net	106,461	109,932
Investments in debt securities, long-term	356,260	331,791
Other assets, net	33,568	33,810

Total assets	$2,247,841	$2,199,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,357	$16,285
Accrued expenses	85,052	90,229
Deferred revenue	584,348	572,637
Other current obligations	340	650

Total current liabilities	686,097	679,801
Deferred lease credits	5,113	5,215
Long-term deferred revenue	201,693	199,617
Other long-term obligations	24,435	23,990
Commitments and contingencies (NOTE 12 and NOTE 13)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 224,431,523 and 223,778,248 shares issued, and 193,263,196 and 193,046,862 shares outstanding at May 31, 2011 and February 28, 2011, respectively	22	22
Additional paid-in capital	1,633,083	1,610,238
Retained earnings	277,500	245,050
Treasury stock at cost, 31,168,327 and 30,731,386 shares at May 31, 2011 and February 28, 2011, respectively	(581,738)	(562,792)
Accumulated other comprehensive income (loss)	1,636	(1,819)

Total stockholders’ equity	1,330,503	1,290,699

Total liabilities and stockholders’ equity	$2,247,841	$2,199,322

(1)	Derived from audited financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands—except per share amounts)

(Unaudited)

	Three Months Ended
	May 31, 2011	May 31, 2010
Revenue:
Subscriptions	$225,533	$179,076
Training and services	39,213	30,068

Total subscription and training and services revenue	264,746	209,144

Cost of subscription and training and services revenue:
Cost of subscriptions	15,239	12,664
Cost of training and services	27,208	20,574

Total cost of subscription and training and services revenue	42,447	33,238

Gross profit	222,299	175,906
Operating expense:
Sales and marketing	97,325	74,564
Research and development	48,288	40,658
General and administrative	31,327	26,445

Total operating expense	176,940	141,667

Income from operations	45,359	34,239
Interest income	1,936	1,663
Other income (expense), net	(266)	1,130

Income before provision for income taxes	47,029	37,032
Provision for income taxes	14,579	12,961

Net income	$32,450	$24,071

Basic net income per common share	$0.17	$0.13

Diluted net income per common share	$0.17	$0.12

Weighted average shares outstanding
Basic	193,155	187,926
Diluted	196,287	193,266

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	May 31, 2011	May 31, 2010
Cash flows from operating activities:
Net income	$32,450	$24,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,739	11,722
Share-based compensation expense	16,187	13,174
Deferred income taxes	11,055	8,352
Excess tax benefits from share-based payment arrangements	(8,560)	(11,007)
Gain on sale of available-for-sale equity securities	(644)	(516)
Other	567	(203)
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable	32,042	19,525
Prepaid expenses	(3,293)	(591)
Accounts payable	(90)	(5,069)
Accrued expenses	(3,849)	1,540
Deferred revenue	1,270	(1,058)
Other	338	704

Net cash provided by operating activities	90,212	60,644

Cash flows from investing activities:
Purchase of investment in debt securities available for sale	(180,850)	(110,343)
Proceeds from sales and maturities of investment in debt securities available for sale	172,583	198,318
Proceeds from sales of investment in equity securities available for sale	665	548
Purchase of developed software and other intangible assets	(2,543)	(1,621)
Purchase of property and equipment	(8,657)	(6,722)

Net cash provided by (used in) investing activities	(18,802)	80,180

Cash flows from financing activities:
Excess tax benefits from share-based payment arrangements	8,560	11,007
Proceeds from exercise of common stock options	5,043	37,688
Payments related to net settlement of employee share-based awards	(9,033)	(7,055)
Purchase of treasury stock	(18,946)	(74,362)
Payments on other borrowings	(594)	(877)

Net cash used in financing activities	(14,970)	(33,599)

Effect of foreign currency exchange rates on cash and cash equivalents	11,153	(16,973)

Net increase in cash and cash equivalents	67,593	90,252
Cash and cash equivalents at beginning of period	642,630	388,118

Cash and cash equivalents at end of period	$710,223	$478,370

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—Company

Red Hat, Inc., incorporated in Delaware, together with its subsidiaries (“Red Hat” or the “Company”) is a global leader in providing open source software solutions to the enterprise. The Company is also the market leader in providing enterprise-ready open source operating system platforms. The Company applies its technology leadership to create its: enterprise operating platform, Red Hat Enterprise Linux; enterprise middleware platform, JBoss Enterprise Middleware; virtualization solutions and other infrastructure technology solutions, based on open source technology. The Company’s enterprise solutions are intended to meet the functionality requirements and performance demands of the enterprise and third-party computer hardware and software applications that are critical to the enterprise. The Company provides these solutions through content distribution and management services, Red Hat Network, RHN Satellite and JBoss Operations Network, which allow various Red Hat enterprise technologies to be updated and configured and the performance of these and other technologies to be monitored in an automated fashion. These solutions reflect the Company’s continuing commitment to provide an enterprise-wide infrastructure platform and developer solutions based on open source technology. The Company derives its revenue and generates its cash from customers primarily from two sources: (i) subscriptions for its enterprise technologies and (ii) training and services revenue, as further described below in NOTE 2, Summary of Significant Accounting Policies contained in the Company’s Annual report on Form 10-K for the year ended February 28, 2011.

NOTE 2—Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three months ended May 31, 2011 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months ended May 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending February 29, 2012. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting. For further information, see the Company’s Consolidated Financial Statements, including notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2011.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation. There are no significant foreign exchange restrictions on the Company’s foreign subsidiaries.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies from those described in NOTE 2 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended February 28, 2011. These unaudited financial statements should be read in conjunction with such Annual Report on Form 10-K.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for the Company in its first quarter of fiscal 2013 and should be applied retrospectively. The Company currently believes there will be no significant impact on its consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for the Company in its fourth quarter of fiscal 2012 and should be applied prospectively. The Company does not currently have level 3 fair value measurements. The Company is currently evaluating the impact of adopting ASU 2011-04, but currently believes there will be no significant impact on its consolidated financial statements.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 3—Changes in Equity and Other Comprehensive Income

The following table summarizes the changes in the Company’s stockholders’ equity, including other comprehensive income, during the three months ended May 31, 2011 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at February 28, 2011	$22	$1,610,238	$245,050	$(562,792)	$(1,819)	$1,290,699
Net income	0	0	32,450	0	0	32,450
Other comprehensive income:
Foreign currency translation adjustment	0	0	0	0	2,624	0
Unrealized gain (loss) on securities during period	0	0	0	0	1,483	0
Reclassification for (gain) loss recognized during period	0	0	0	0	(652)	0

Other comprehensive income, net of tax	0	0	0	0	3,455	3,455

Comprehensive income	0	0	0	0	0	35,905
Exercise of common stock options	0	5,043	0	0	0	5,043
Common stock repurchase (also see NOTE 10 and NOTE 14)	0	0	0	(18,946)	0	(18,946)
Share-based compensation expense	0	16,187	0	0	0	16,187
Tax benefits related to share-based awards	0	10,648	0	0	0	10,648
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	0	(9,033)	0	0	0	(9,033)

Balance at May 31, 2011	$22	$1,633,083	$277,500	$(581,738)	$1,636	$1,330,503

The following table summarizes the changes in the Company’s stockholders’ equity, including other comprehensive income, during the three months ended May 31, 2010 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at February 28, 2010	$22	$1,444,848	$137,772	$(472,646)	$1,056	$1,111,052
Net income	0	0	24,071	0	0	24,071
Other comprehensive income:
Foreign currency translation adjustment	0	0	0	0	(1,858)	0
Unrealized gain (loss) on securities during period	0	0	0	0	(914)	0
Reclassification for (gain) loss recognized during period	0	0	0	0	(504)	0

Other comprehensive income, net of tax	0	0	0	0	(3,276)	(3,276)

Comprehensive income	0	0	0	0	0	20,795
Exercise of common stock options	0	37,688	0	0	0	37,688
Common stock repurchase	0	0	0	(74,362)	0	(74,362)
Share-based compensation expense	0	13,174	0	0	0	13,174
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	0	(7,055)	0	0	0	(7,055)

Balance at May 31, 2010	$22	$1,488,655	$161,843	$(547,008)	$(2,220)	$1,101,292

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 4—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of purchased technologies, customer and reseller relationships, trademarks, copyrights and patents, which are amortized over the estimated useful life, generally on a straight-line basis with the exception of customer contracts and relationships which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit. Useful lives range from three to twelve years for purchased technologies and customer and reseller relationships and three to ten years for trademarks, copyrights and patents. As of May 31, 2011 and February 28, 2011, trademarks with an indefinite estimated useful life totaled $9.1 million. The following is a summary of identifiable intangible assets (in thousands):

	May 31, 2011			February 28, 2011
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$60,030	$(17,662)	$42,368	$58,122	$(16,817)	$41,305
Purchased technologies	58,780	(34,004)	24,776	59,233	(32,081)	27,152
Customer and reseller relationships	80,803	(41,486)	39,317	80,768	(39,293)	41,475

Total identifiable intangible assets	$199,613	$(93,152)	$106,461	$198,123	$(88,191)	$109,932

Amortization expense associated with identifiable intangible assets recognized in the Company’s Consolidated Financial Statements for the three months ended May 31, 2011 and May 31, 2010 is summarized as follows (in thousands):

	Three Months Ended May 31, 2011	Three Months Ended May 31, 2010
Cost of revenue	$979	$704
Sales and marketing	1,959	2,086
Research and development	1,157	925
General and administrative	846	822

Total amortization expense	$4,941	$4,537

NOTE 5—Income Taxes

Income Tax Expense

During the three months ended May 31, 2011 and May 31, 2010, the Company recorded $14.6 million and $13.0 million, respectively of income tax expense, which resulted in an estimated annual effective tax rate of 31% and 35% for the three months ended May 31, 2011 and May 31, 2010, respectively.

The Company’s estimated annual effective tax rate of 31% for fiscal 2012 differs from the U.S. federal statutory rate of 35% principally due to foreign income taxed at lower rates.

The Company’s estimated annual effective tax rate for the three months ended May 31, 2010, was 35% but the effective tax rate for the full year ended February 28, 2011 was 30% due to reinstatement of the U.S. federal research tax credit, approval of a tax holiday in Israel and certain other events that occurred during the fourth quarter of fiscal 2011.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Deferred Taxes

As of May 31, 2011, the deferred tax asset balance was $119.5 million, of which $5.4 million was offset by a valuation allowance. The Company continues to maintain a valuation allowance against its deferred tax assets with respect to certain foreign NOLs.

As of May 31, 2011, the Company had U.S. federal and state NOL carryforwards of approximately $14.6 million and $66.1 million, respectively. As of May 31, 2011, the Company had a U.S. federal research tax credit carryforward of approximately $37.0 million and a U.S. foreign tax credit carryforward of approximately $22.6 million. These NOL and tax credit carryforwards are scheduled to expire in varying amounts beginning in 2013.

Unrecognized tax benefits

The Company’s unrecognized tax benefits were $42.7 million as of May 31, 2011 and $42.1 million as of February 28, 2011. The Company’s unrecognized tax benefits at May 31, 2011 and February 28, 2011, which, if recognized, would affect the Company’s effective tax rate, were $38.7 million and $38.1 million, respectively.

During the three months ended May 31, 2011, the amount of unrecognized tax benefits increased $0.6 million, primarily as a result of increases with respect to tax positions taken during prior periods. The results and timing of the resolution of tax audits is highly uncertain and the Company is unable to estimate the range of possible changes to the balance of unrecognized tax benefits. However, the Company does not currently anticipate any significant changes in its unrecognized tax benefits for the next 12 months. No settlements of uncertain income tax positions or reductions in long-term obligations related to unrecognized tax benefits occurred during the three months ended May 31, 2011.

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as income tax expense. Accrued interest and penalties related to unrecognized tax benefits totaled $3.1 million as of May 31, 2011 and February 28, 2011.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of May 31, 2011. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs:

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company believes it has adequately provided for any reasonably foreseeable outcomes related to tax audits.

NOTE 6—Assets and Liabilities Measured at Fair Value on a Recurring Basis

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at May 31, 2011 (in thousands):

	As of May 31, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$464,705	$464,705	$0	$0
Available-for-sale securities (1):
Certificates of deposit	11,090	0	11,090	0
Commercial paper	33,915	0	33,915	0
Agencies	297,626	0	297,626	0
Municipal bonds	13,139	0	13,139	0
Corporates	202,992	0	202,992	0
Equities (1)	2,389	2,389	0	0
Foreign currency derivatives (2)	133	0	133	0
Liabilities:
Foreign currency derivatives (3)	(254)	0	(254)	0

Total	$1,025,735	$467,094	$558,641	$0

(1)	Included in either cash and cash equivalents or investments in debt and equity securities in the Company’s Consolidated Balance Sheet at May 31, 2011, in addition to $240.9 million of cash.

(2)	Included in other current assets in the Company’s Consolidated Balance Sheet at May 31, 2011.

(3)	Included in accrued expenses in the Company’s Consolidated Balance Sheet at May 31, 2011.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table represents the Company’s investments measured at fair value as of May 31, 2011 (in thousands):

	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Balance Sheet Classification
					Cash Equivalent Marketable Securities	Short-term Marketable Securities	Long-term Marketable Securities

		Gains	Losses (1)
Money markets	$464,705	$0	$0	$464,705	$464,705	$0	$0
Certificates of deposit	11,090	0	0	11,090	3,819	7,271	0
Commercial paper	33,914	1	0	33,915	0	33,915	0
Agencies	297,306	328	(8)	297,626	0	43,462	254,164
Municipal bonds	13,114	25	0	13,139	0	9,009	4,130
Corporates	202,387	798	(193)	202,992	814	104,212	97,966
Equities	64	2,325	0	2,389	0	2,389	0

Total	$1,022,580	$3,477	$(201)	$1,025,856	$469,338	$200,258	$356,260

(1)	As of May 31, 2011, there were no accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer.

The following table represents the Company’s investments measured at fair value as of February 28, 2011 (in thousands):

	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Balance Sheet Classification
					Cash Equivalent Marketable Securities	Short-term Marketable Securities	Long-term Marketable Securities
		Gains	Losses (1)
Money markets	$532,537	$0	$0	$532,537	$532,537	$0	$0
Certificates of deposit	1,840	0	0	1,840	20	1,820	0
Commercial paper	27,558	4	0	27,562	1,600	25,962	0
Agencies	313,133	70	(1,067)	312,136	0	85,350	226,786
Municipal bonds	13,259	0	(10)	13,249	0	13,249	0
Corporates	193,373	647	(103)	193,917	0	88,912	105,005
Equities	85	2,592	0	2,677	0	2,677	0

Total	$1,081,785	$3,313	$(1,180)	$1,083,918	$534,157	$217,970	$331,791

(1)	As of February 28, 2011, there were no accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer.

NOTE 7—Derivative Instruments

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows as of May 31, 2011 and for the three months then ended (in thousands):

	As of May 31, 2011			Three Months Ended May 31, 2011
	Balance Sheet Location	Fair Value	Notional Value	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$133	$44,860	Other income, net	$532
Liabilities—foreign currency forward contracts not designated as hedges	Accrued expenses	$(254)	$57,976	Other income, net	$(494)

TOTAL		$(121)	$102,836		$38

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

NOTE 8—Share-based Awards

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements for the three months ended May 31, 2011 and May 31, 2010 (in thousands):

	Three Months Ended May 31, 2011	Three Months Ended May 31, 2010
Cost of revenue	$1,790	$1,191
Sales and marketing	5,571	3,776
Research and development	4,193	3,355
General and administrative	4,633	4,852

Total share-based compensation	$16,187	$13,174

Share-based compensation expense qualifying for capitalization was insignificant for each of the three months ended May 31, 2011 and May 31, 2010. Accordingly, no share-based compensation expense was capitalized during the three months ended May 31, 2011 and May 31, 2010.

Estimated annual forfeitures—An estimated forfeiture rate of 10.0% per annum, which approximates the Company’s historical rate, was applied to options and nonvested share units. Awards are adjusted to actual forfeiture rates at vesting. The Company reassesses its estimated forfeiture rate annually or when new information, including actual forfeitures, indicate a change is appropriate.

During the three months ended May 31, 2011, the Company granted the following share-based awards:

	Three Months Ended May 31, 2011
	Shares and Shares Underlying Awards	Weighted Average Per Share Fair Value
Options	2,362	$15.63
Nonvested share units	130,166	$45.26
Performance share units—target (1)	316,668	$43.60
Performance share awards (2)	158,332	$43.60
Deferred share units	14,689	$45.28

Total awards	622,217	$43.88

(1)

On May 25, 2011, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved a form of award agreement for use with grants of performance share units (“PSUs”) in FY2012 with payouts based on the Company’s financial performance (the “FY2012 Operating Performance PSU Agreement”) and a form of award agreement for use with grants of PSUs in FY2012 with payouts based on the performance of the Company’s common stock (the “FY2012 Share Price Performance PSU Agreement”). Under the FY2012 Operating Performance PSU Agreement, an executive will be granted an award for a target number of PSUs, and depending on the Company’s financial performance, the executive may earn up to 200% of the target number of PSUs (the “Maximum PSUs”) over a performance period with three separate performance segments corresponding to three fiscal years of the Company. Up to 25% of the Maximum PSUs may be earned in respect of the first performance segment; up to 50% of the Maximum PSUs may be earned in respect of the second performance segment, less the amount earned in the first performance segment; and up to 100% of the Maximum PSUs may be earned in respect of the third performance segment, less the amount earned in the first and second performance segments. Under the FY2012 Share Price Performance PSU Agreement, an executive will be granted an award for a target

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

number of PSUs, and depending on the performance of the Company’s common stock over a thirty-six month period beginning on March 1, 2011 (the “Share Price Performance Period”), the executive may earn up to 200% of the target number of PSUs. The number of PSUs earned, according to the formula specified in the FY2012 Share Price Performance PSU Agreement, will be determined based on a comparison of the performance of the Company’s stock price relative to the performance of the stock price of specified peer companies during the Share Price Performance Period. This performance is measured by the change in the average price of common stock calculated over the ninety-day periods ending at both the beginning and the end of the Share Price Performance Period.

(2)	On May 25, 2011, the Compensation Committee approved a form of award agreement for use with grants of performance-based restricted stock awards in FY2012 (the “Performance RSA Agreement”). Under the Performance RSA Agreement, executives are awarded shares of the Company’s common stock subject to achievement of a specified dollar amount of total revenues established by the Committee as the performance objective for FY2012 (the “RSA Performance Goal”). If the Company fails to achieve the RSA Performance Goal for FY2012, then all shares of restricted stock subject to the award are forfeited. If the Company achieves the RSA Performance Goal for FY2012, 25% of the restricted stock vests on July 16, 2012, and the remainder vests ratably on a quarterly basis over the course of the subsequent three–year period, provided that the executive’s business relationship with the Company has not ceased.

NOTE 9—Earnings Per Share

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

The following table reconciles the numerators and denominators of the earnings per share calculation for the three months ended May 31, 2011 and May 31, 2010 (in thousands, except per share amounts):

	Three Months Ended
	May 31, 2011	May 31, 2010
Net income and net income—diluted	$32,450	$24,071

Weighted average common shares outstanding	193,155	187,926
Incremental shares attributable to assumed vesting or exercise of outstanding equity awards	3,132	5,340

Diluted shares	196,287	193,266

Diluted net income per share	$0.17	$0.12

The following shares awards are not included in the computation of diluted earnings per share because the aggregate value of proceeds considered received upon either exercise or vesting were greater than the average market price of the Company’s common stock during the related periods and the effect of including such share awards in the computation would be anti-dilutive (in thousands):

	Three Months Ended
	May 31, 2011	May 31, 2010
Number of shares considered anti-dilutive for calculating diluted EPS	55	183

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 10—Share Repurchase Program

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

As of May 31, 2011, the amount available under the program for the repurchase of the Company’s common stock was $200.8 million. See NOTE 14 to the Consolidated Financial Statements for a discussion of shares repurchased under the program subsequent to May 31, 2011.

NOTE 11—Segment Reporting

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

The following table lists, for the three months ended May 31, 2011 and May 31, 2010, revenue from unaffiliated customers in the United States, the Company’s country of domicile, revenue from unaffiliated customers in Japan, which in terms of revenue, was the only individually material country outside the United States and revenue from other foreign countries.

	Three Months Ended May 31, 2011	Three Months Ended May 31, 2010
United States, the Company’s country of domicile	$144,029	$119,246
Japan	21,246	16,647
Other foreign	99,471	73,251

Total revenue from unaffiliated customers	$264,746	$209,144

Total tangible long-lived assets located in the United States, the Company’s country of domicile, and similar tangible long-lived assets held outside the United States are summarized in the following table as of May 31, 2011 and February 28, 2011:

	As of May 31, 2011	As of February 28, 2011
United States, the Company’s country of domicile	$53,684	$53,722
Foreign	24,070	21,836

Total tangible long-lived assets	$77,754	$75,558

As of May 31, 2011 and February 28, 2011, no individual customer accounted for more than 10% of the Company’s accounts receivable. For each of the three months ended May 31, 2011 and May 31, 2010 there were no individual customers from which the Company generated 10% or greater revenue.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 12—Commitments and Contingencies

As of May 31, 2011, the Company leased office space and certain equipment under various non-cancelable operating leases. Rent expense under operating leases was $6.0 million and $5.4 million for the three months ended May 31, 2011 and May 31, 2010, respectively.

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

NOTE 13—Legal Proceedings

Commencing on or about March 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. Approximately 310 other IPO issuers were named as defendants in similar class action complaints (together, the “IPO Allocation Actions”). On August 8, 2001, Chief Judge Michael Mukasey of the U.S. District Court for the Southern District of New York issued an order that transferred all of the IPO Allocation Actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings (Case No. 21 MC 92). The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages, attorneys’ and expert fees and other unspecified costs. In October of 2002, the individual director and officer defendants of the Company were dismissed from the case without prejudice. In October of 2004, the District Court certified a class in six of the 310 actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Company’s action is not one of the focus cases. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification with respect to the focus cases and remanded the matter for further consideration. In September 2007, discovery moved forward in the focus cases and plaintiff filed and amended complaints against the focus case issuer and underwriter defendants. Defendants in the focus cases filed motions to dismiss the second amended complaints in November 2007 and filed their oppositions to plaintiffs’ motion for class certification in December 2007. The motions to dismiss in the focus cases were granted in part. On April 2, 2009, the plaintiffs’ executive committee on behalf of the proposed class filed a

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

motion for preliminary approval of a settlement agreement to resolve the lawsuit, to which the Company has consented and for which payments called for by the settlement agreement are to be paid by the defendant insurers. The trial court heard arguments on September 10, 2009 on the fairness of the settlement. In an opinion and order filed October 5, 2009, the trial court approved the class, granted plaintiffs’ motion for approval of the settlement and directed the clerk of the court to close the action. Appeals have been filed and briefed before the Court of Appeals for the Second Circuit. On May 17, 2011, the Second Circuit issued a ruling on the two pending appeals, granting the motion to dismiss one of the appeals, and remanding the other appeal back to the District Court to determine procedural issues relating to the standing of the remaining objector-appellant.

In the summer of 2004, 14 class action lawsuits were filed against the Company and several of its former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of North Carolina. In each of the actions, plaintiffs sought to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arose in connection with the Company’s announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs asserted that certain former officers (the “Individual Defendants”) and the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), and Rule l0b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs sought unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in the Company’s common stock, disgorgement by the Company’s former chief executive officer and former chief financial officer of certain compensation and profits from trading in the Company’s common stock pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 and other relief. As of September 8, 2004, all of these class action lawsuits were consolidated into a single action referenced as Civil Action No. 5:04-C V-473BR and titled In re Red Hat, Inc. Securities Litigation. On May 6, 2005, the plaintiffs filed an amended consolidated class action complaint. On July 29, 2005, the Company, on behalf of itself and the Individual Defendants, filed a motion to dismiss the action for failure to state a claim upon which relief may be granted. Also on that date, PricewaterhouseCoopers LLP (“PwC”), another defendant, filed a separate motion to dismiss. On May 12, 2006, the Court issued an order granting the motion to dismiss the Securities Exchange Act claims against several of the Individual Defendants, but denying the motion to dismiss the Securities Exchange Act claims against the Company, its former chief executive officer and former chief financial officer. The Court dismissed the claims under the Sarbanes-Oxley Act in their entirety, and also granted PwC’s motion to dismiss. On November 6, 2006, the plaintiffs filed a motion for class certification. Subsequent to the filing of that motion, several plaintiffs withdrew as potential class representatives, and the Company opposed the certification of the remaining proposed class representatives. On May 11, 2007, the Court entered an order denying class certification and denying all other pending motions as moot. Thereafter, on July 13, 2007 Charles Gilbert filed a renewed motion for appointment as lead plaintiff and approval of selection of lead counsel. On November 13, 2007, the Court entered an Order allowing Gilbert’s motion, appointing him lead plaintiff, adding him as a party plaintiff and appointing lead counsel. On January 14, 2008, Gilbert’s counsel filed a motion to certify the action as a class action. On August 28, 2009, the Court entered an Order certifying the action as a class action, appointing Gilbert as the class representative, and defining the class as “all purchasers of the common stock of Red Hat, Inc. between December 17, 2002, and July 12, 2004, inclusive and who were damaged thereby,” excluding Company insiders. On December 15, 2009, the Company announced that it had reached an agreement in principle to settle this matter, subject, among other matters, to completion of a final written settlement agreement and court approval. The Company recorded, for its quarter ended November 30, 2009, an estimated liability in the amount of $8.8 million for its portion of the proposed settlement. On March 29, 2010, counsel for the class filed a Motion for Preliminary Approval of the Settlement and, on June 11, 2010, a United States Magistrate Judge issued a

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Memorandum and Recommendation to the presiding judge that the motion be approved. On July 8, 2010, the presiding judge approved the motion and set the hearing for the final fairness hearing on December 7, 2010. The settlement was approved by the District Court in an order dated December 10, 2010.

On December 9, 2009, the Company filed a complaint in the Eastern District of Texas (Civil Action No. 6:09-cv-00549) against Bedrock Computer Technologies LLC (“Bedrock”) seeking a declaratory judgment that United States Patent No. 5,893,120 (the “120 Patent”) is invalid, unenforceable and not infringed. The complaint states that Bedrock brought an action in which it wrongly accused some customers of the Company of infringing the ‘120 Patent based on their use of computer equipment configured with or utilizing software based on various versions of the Linux operating system. The complaint seeks a declaration that anyone’s use, sale, or offer for sale of the Linux kernel distributed by the Company has not and does not in any manner infringe any claim of the ‘120 patent or otherwise infringe or violate any rights of Bedrock and that the ‘120 Patent is invalid and unenforceable. On January 29, 2010, Bedrock responded denying the contentions in the complaint and asserting a counterclaim alleging that Red Hat has directly and indirectly infringed the ‘120 Patent. On February 22, 2010, Red Hat replied to the counterclaim denying the allegations of infringement and asserting affirmative defenses. On March 26, 2010, Bedrock filed its first amended answer and counterclaim with crossclaims against fifteen parties. Pursuant to a joint stipulation of dismissal, the Court dismissed Bedrock’s claims with prejudice and Red Hat’s counterclaims without prejudice on June 21, 2011.

The Company also experiences routine litigation in the normal course of its business, including patent litigation. The Company presently believes that the outcome of this routine litigation will not have a material adverse effect on its financial position and results of operations.

NOTE 14—Subsequent Events

From June 1, 2011 through July 7, 2011, the Company repurchased an aggregate of 348,247 shares of its common stock for $15.0 million. These repurchases were made pursuant to the Company’s previously announced repurchase program. See NOTE 10 to the Consolidated Financial Statements for further discussion of the repurchase program. As of July 7, 2011, the amount available for repurchase of common stock under the program was $185.8 million.

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

We derive our revenue and generate cash from customers primarily from two sources: (i) subscription revenue and (ii) training and services revenue. These arrangements typically involve subscriptions to Red Hat enterprise technologies. Our revenue is affected by, among other factors, corporate, government and consumer spending levels. In evaluating the performance of our business, we consider a number of factors, including total revenue, deferred revenue, operating income, operating margin and cash flows from operations. The arrangements with our customers that produce this revenue and cash are explained in further detail in Part II, Item 7 under “Critical Accounting Policies and Estimates” and in NOTE 2 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended February 28, 2011.

Revenue.    For the three months ended May 31, 2011, total revenue increased 26.6% or $55.6 million to $264.7 million from $209.1 million for the three months ended May 31, 2010. Subscription revenue increased 25.9% or $46.5 million, driven primarily by additional subscriptions related to our principal RHEL technologies, which continue to gain broader market acceptance in mission-critical areas of computing, and our expansion of sales channels and geographic footprint. The increase is, in part, a result of the continued migration of enterprises in industries such as financial services, government, technology and telecommunications to our open source solutions from proprietary technologies. Training and services revenue increased 30.4% or $9.1 million for the three months ended May 31, 2011 as compared to the three months ended May 31, 2010. The increase is driven primarily by customer interest in new products and technologies and an improving economic environment in which enterprises are increasing discretionary spending in areas such as IT training and consulting.

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

Deferred Revenue.    Our deferred revenue, current and long-term, balance at May 31, 2011 was $786.0 million. Because of our subscription model and revenue recognition policies, deferred revenue improves predictability of future revenue. Deferred revenue at May 31, 2011 increased $13.8 million or 1.8% as compared to the balance at February 28, 2011 of $772.3 million.

The change in deferred revenue reported on our Consolidated Balance Sheets of $13.8 million differs from the $1.3 million change in deferred revenue we reported on our Consolidated Statement of Cash Flows for the three months ended May 31, 2011 due to changes in foreign currency exchange rates used to translate deferred revenue balances from our foreign subsidiaries’ functional currency into U.S. dollars.

Subscriptions.    Our enterprise technologies are sold under subscription agreements. These agreements typically have a one- or three-year subscription period. The subscription entitles the end user to maintenance, which generally consists of a specified level of support, as well as security updates, bug fixes, functionality enhancements and upgrades to the technology, when and if available, during the term of the subscription. Our customers have the ability to purchase higher levels of subscriptions that increase the level of support the customer is entitled to receive. Subscription revenue increased for the first quarter of fiscal 2012 and sequentially for each quarter of fiscal 2011, 2010 and 2009 and is being driven primarily by the increased market acceptance and use of open source software by the enterprise and our expansion of sales channels and geographic footprint during these periods.

Revenue by geography.    We operate our business in three geographic regions: the Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Japan, Singapore, India, Australia, South Korea and China). During the year three months ended May 31, 2011, approximately $120.7 million or 45.6% of our revenue was generated outside the United States compared to approximately $89.9 million or 43.0% for the three months ended May 31, 2010. Our international operations are expected to continue to grow as our international sales force and channels become more mature and as we enter new locations or expand our presence in existing locations. As of May 31, 2011, we had offices in more than 70 locations throughout the world.

Gross profit margin.    Training and services revenue increased to 14.8% of total revenue for the three months ended May 31, 2011 from 14.4% of total revenue for the three months ended May 31, 2010. As a result of this slight product-mix shift from subscriptions to training and services, overall gross profit margin decreased 10 basis points to 84.0% for the three months ended May 31, 2011from 84.1% for the three months ended May 31, 2010.

Income from operations.    Operating income was 17.1% and 16.4% of total revenue for the three months ended May 31, 2011 and May 31, 2010, respectively. The increase in operating income as a percentage of revenue is a result of the decrease in non-sales related operating expenses relative to revenue as we continued to focus on managing discretionary spending and leveraging existing resources within corporate functions. Overall operating expenses as a percentage of revenue decreased to 66.8% for the three months ended May 31, 2011 from 67.7% for the three months ended May 31, 2010.

Cash, cash equivalents, investments in debt and equity securities and cash flow from operations.    Cash, cash equivalents and short-term and long-term available-for-sale investments in securities balances at May 31, 2011 totaled $1.3 billion. Cash generated from operating activities for the three months ended May 31, 2011 totaled $90.2 million, primarily as a result of the increase in subscription revenue, billings and collections during the same period.

Our significant cash balance gives us a measure of flexibility to take advantage of opportunities such as acquisitions, increasing investment in international areas and repurchasing our own common stock.

Foreign currency exchange rates’ impact on results of operations.    Approximately 45.6% of our revenue for the three months ended May 31, 2011 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions results in increased revenue and operating expenses from operations for our non-U.S. operations. Similarly, our revenue and operating expenses will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from the first quarter of our prior fiscal year ended February 28, 2011, our revenue and operating expenses from non-U.S. operations for the three months ended May 31, 2011 would have been lower than we reported using the average exchange rates for the first quarter of our current fiscal year ending February 29, 2012 by approximately $8.7 million and $5.8 million, respectively, which would have resulted in income from operations being lower by $2.9 million.

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

RESULTS OF OPERATIONS

Three months ended May 31, 2011 and May 31, 2010

The following table is a summary of our results of operations for the three months ended May 31, 2011 and May 31, 2010 (in thousands):

	Three Months Ended (Unaudited)
	May 31, 2011	May 31, 2010	$ Change	% Change
Revenue:
Subscriptions	$225,533	$179,076	$46,457	25.9%
Training and services	39,213	30,068	9,145	30.4

Total subscription and training and services revenue	264,746	209,144	55,602	26.6

Cost of subscription and training and services revenue:
Cost of subscriptions	15,239	12,664	2,575	20.3
As a % of subscription revenue	6.8%	7.1%
Cost of training and services	27,208	20,574	6,634	32.2
As a % of training and services revenue	69.4%	68.4%

Total cost of subscription and training and services revenue	42,447	33,238	9,209	27.7
As a % of total revenue	16.0%	15.9%

Total gross profit	222,299	175,906	46,393	26.4

Operating expense:
Sales and marketing	97,325	74,564	22,761	30.5
Research and development	48,288	40,658	7,630	18.8
General and administrative	31,327	26,445	4,882	18.5

Total operating expense	176,940	141,667	35,273	24.9

Income from operations	45,359	34,239	11,120	32.5
Interest income	1,936	1,663	273	16.4
Other income (expense), net	(266)	1,130	(1,396)	(123.5)

Income before provision for income taxes	47,029	37,032	9,997	27.0
Provision for income taxes	14,579	12,961	1,618	12.5

Net income	$32,450	$24,071	$8,379	34.8%

Gross profit margin-subscriptions	93.2%	92.9%
Gross profit margin-training and services	30.6%	31.6%
Gross profit margin	84.0%	84.1%
As a % of total revenue:
Subscription revenue	85.2%	85.6%
Training and services revenue	14.8%	14.4%
Sales and marketing expense	36.8%	35.7%
Research and development expense	18.2%	19.4%
General and administrative expense	11.8%	12.6%
Total operating expenses	66.8%	67.7%
Income from operations	17.1%	16.4%
Income before provision for income taxes	17.8%	17.7%
Net income	12.3%	11.5%
Estimated annual effective income tax rate	31.0%	35.0%

Revenue

Subscription revenue

Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat enterprise technologies, increased by 25.9% or $46.5 million to $225.5 million for the three months ended May 31, 2011 from $179.1 million for the three months ended May 31, 2010. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion, and continuing innovation, which attracts new customers and helps to drive renewals from existing customers.

Training and services revenue

Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees received from customers for consulting services regarding our offerings, deployment of Red Hat enterprise technologies and for delivery of added functionality to Red Hat enterprise technologies for our major customers and OEM partners. Total training and services revenue increased by 30.4% or $9.1 million to $39.2 million for the three months ended May 31, 2011 from $30.1 million for the three months ended May 31, 2010. Training revenue increased 29.0% or $2.9 million as some enterprises continued to increase overall spending on discretionary items such as training and related travel in response to a better overall economic environment. Our services revenue increased by 31.1% or $6.2 million as a result of both a better overall economic environment and increased subscription sales. Combined training and services revenue increased as a percentage of total revenue to 14.8% for the three months ended May 31, 2011 from 14.4% for the three months ended May 31, 2010.

Cost of revenue

Cost of subscription revenue

The cost of subscription revenue primarily consists of expenses we incur to support, distribute, manufacture and package Red Hat enterprise technologies. These costs include labor related cost to provide technical support and maintenance, as well as cost for fulfillment, physical media, literature, packaging and shipping. Cost of subscription revenue increased by 20.3% or $2.6 million to $15.2 million for the three months ended May 31, 2011 from $12.7 million for the three months ended May 31, 2010. The increase is partially the result of continued additions to our technical support staff to meet the demands of our growing subscriber base for support and maintenance, and includes additional compensation of $2.4 million. As the number of open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will occur at a rate slower than that of subscription revenue growth due to economies of scale. As a result of such economies, gross profit margin on subscriptions increased to 93.2% for the three months ended May 31, 2011 from 92.9% for the three months ended May 31, 2010.

Cost of training and services revenue

Cost of training and services revenue is mainly comprised of personnel and third-party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to various types of customers. Cost of training and services revenue increased by 32.2% or $6.6 million to $27.2 million for the three months ended May 31, 2011 from $20.6 million for the three months ended May 31, 2010. The cost to deliver training increased 11.3% or $0.9 million to $8.5 million for the three months ended May 31, 2011 compared to $7.6 million for the three months ended May 31, 2010. The increase in training costs was primarily due to the use of outside contractors to deliver training services, which increased training costs by $1.2 million for the three months ended May 31, 2011 as compared to the three months ended May 31, 2010. Costs to deliver our services revenue increased by 44.2% or $5.8 million and primarily relate to additional employee compensation and travel associated with additions to our staff and the use of outside contractors which increased $3.6 million and $0.7 million, respectively. The remaining increase in costs to deliver our engineering and professional services relates to process and technology infrastructure investments we continue to make to enhance the delivery of our services. Total costs to deliver training and services as a percentage of training and services revenue increased to 69.4% for the three months ended May 31, 2011 from 68.4% for the three months ended May 31, 2010.

Gross profit

Training and services revenue increased to 14.8% of total revenue for the three months ended May 31, 2011 from 14.4% of total revenue for the three months ended May 31, 2010. As a result of this slight product-mix shift from subscriptions to training and services, overall gross profit margin decreased 10 basis points to 84.0% for the three months ended May 31, 2011 from 84.1% for the three months ended May 31, 2010.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 30.5% or $22.8 million to $97.3 million for the three months ended May 31, 2011 from $74.6 million for the three months ended May 31, 2010. This increase was primarily due to a $17.6 million increase in selling costs, which includes $15.7 million of additional employee compensation expense attributable to the expansion of our sales force from the prior year. The remaining increase relates to marketing costs, which grew $5.2 million or 35.4% for the three months ended May 31, 2011 as compared to the three months ended May 31, 2010. The increase in marketing costs includes $2.7 million related to increased headcount to support our expanding marketing efforts and $1.3 million related to our annual conference which we hosted during the first quarter of fiscal 2012. Our annual conference for fiscal 2011 was held during second quarter. Sales and marketing expense increased as a percentage of revenue to 36.8% for the three months ended May 31, 2011 from 35.7% for the three months ended May 31, 2010 as we continue to invest in our sales and marketing function to expand the breadth of our global sales coverage and depth of our product sales coverage.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased by 18.8% or $7.6 million to $48.3 million for the three months ended May 31, 2011 from $40.7 million for the three months ended May 31, 2010. The increase in research and development costs primarily resulted from the expansion of our engineering group through direct hires. Employee compensation increased by $6.8 million. The remaining increase in research and development costs relates primarily to process and technology infrastructure enhancements, which increased $0.6 million. Research and development expense was 18.2% and 19.4% of total revenue for the three months ended May 31, 2011 and May 31, 2010, respectively.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including information systems, finance, accounting, legal, human resources and facilities expense. General and administrative expense increased by 18.5% or $4.9 million to $31.3 million for the three months ended May 31, 2011 from $26.4 million for the three months ended May 31, 2010. The increase in general and administrative expenses results from increased compensation-related expense of $2.2 million, litigation related costs, which increased $1.8 million and additional allowances for bad debt of $0.9 million. General and administrative expense decreased as a percentage of revenue to 11.8% for the three months ended May 31, 2011 from 12.6% for the three months ended May 31, 2010 as we continued to leverage our corporate functions.

Interest income

Interest income increased by 16.4% or $0.3 million to $1.9 million for the three months ended May 31, 2011 from $1.7 million for the three months ended May 31, 2010. The increase in interest income for the three months ended May 31, 2011 is attributable to yields earned on our higher cash and investment balances.

Other income (expense), net

Other income (expense), net decreased $1.4 million for the three months ended May 31, 2011 as compared to the three months ended May 31, 2010. The decrease is due to losses realized on settlement of foreign-currency transactions as a result of changes in foreign currency exchange rates.

Income taxes

During the three months ended May 31, 2011, we recorded $14.6 million of income tax expense, which is based on an estimated annual effective tax rate of 31.0%. Our estimated annual effective tax rate of 31.0% is less than the U.S. federal statutory rate of 35% principally due to foreign income taxed at lower rates.

During the three months ended May 31, 2010, we recorded $13.0 million of income tax expense, which was based on a then estimated annual effective tax rate of 35%. Our estimated annual effective tax rate for the three months ended May 31, 2010, was 35% but the effective rate for the full year ended February 28, 2011 was 30% due to reinstatement of the U.S. federal research tax credit, approval of a tax holiday in Israel and certain other events that occurred during the fourth quarter of fiscal 2011.

LIQUIDITY AND CAPITAL RESOURCES

We have historically derived a significant portion of our liquidity and operating capital from cash flows from operations as well as the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and follow-on public offerings, the issuance of convertible debentures and borrowings under working capital lines of credit. At May 31, 2011, we had total cash and investments of $1.3 billion, which was comprised of $710.2 million in cash and cash equivalents, $190.6 million of short-term, available-for-sale fixed-income investments, $2.4 million of available-for-sale equity securities, $356.3 million of long-term, available-for-sale fixed-income investments, and $7.3 million in certificates of deposit with maturity dates greater than 30 days. This compares to total cash and investments of $1.2 billion at February 28, 2011.

With $710.2 million in cash and cash equivalents on hand, we believe our cash and cash equivalent balances should be sufficient to satisfy our cash requirements for the next twelve months and for the foreseeable future. We presently do not intend to liquidate our short and long-term investments in debt securities prior to their scheduled maturity dates. However, in the event that we did liquidate these investments prior to their scheduled maturities and there were adverse changes in market interest rates or the overall economic environment, we could be required to recognize a realized loss on those investments when we liquidate. At May 31, 2011, we have an accumulated unrealized gain of $1.0 million on our investments in debt securities compared to an accumulated unrealized loss of $0.5 million at February 28, 2011. At May 31, 2011 and February 28, 2011, accumulated unrealized gains related to short-term equity securities available for sale totaled $2.3 million and $2.6 million, respectively.

Three months ended May 31, 2011

Cash flows—overview

At May 31, 2011, cash and cash equivalents totaled $710.2 million, an increase of $67.6 million as compared to February 28, 2011. The increase in cash and cash equivalents for the three months ended May 31, 2011 is primarily the result of cash provided by operations which generated $90.2 million. Partially offsetting cash provided by operating activities was cash used to repurchase 436,941 shares of our common stock at a total cost of $18.9 million and investments in tangible assets which totaled $8.7 million. Net cash generated by operating activities and used for investing and financing activities is further described below.

Cash flows from operations

Cash provided by operations of $90.2 million during the three months ended May 31, 2011 includes net income of $32.5 million, adjustments to exclude the impact of non-cash revenues and expenses, which totaled $31.3 million net source of cash, and changes in operating assets and liabilities, which totaled a $26.4 million net source of cash. Cash provided by changes in operating assets and liabilities for the three months ended May 31, 2011 was primarily the result of collections on our prior quarter’s significant billings which generated operating cash flow of $32.0 million. Cash generated from deferred income taxes of $11.1 million was primarily due to share-based compensation deductions which were in excess of amounts originally recognized in our consolidated statements of operations. Excess tax benefits from share-based compensation, which totaled $8.6 million, is considered a financing source of cash.

Cash flows from investing

Cash used in investing activities of $18.8 million for the three months ended May 31, 2011 includes net purchases of available-for-sale debt securities of $8.3 million, investments in property and equipment of $8.7 million, primarily related to process and information technology infrastructure enhancements and investments in other intangible assets, primarily patents, of $2.5 million.

Cash flows from financing

Cash used in financing activities of $15.0 million for the three months ended May 31, 2011 includes $18.9 million used to repurchase 436,941 shares of our common stock. Payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to restricted share awards vesting during the three months ended May 31, 2011 totaled $9.0 million. Partially offsetting financing activities using cash were proceeds from excess tax benefits related to share-based employee compensation which totaled $8.6 million and proceeds from employees’ exercise of common stock options which totaled $5.0 million. Payments on other borrowings totaled $0.6 million for the three months ended May 31, 2011.

Investments in debt and equity securities

Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. At May 31, 2011 and February 28, 2011, the vast majority of our investments were priced by pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the securities’ market value, including broker quotes or model valuations. Independent price verifications of all of our holdings are performed by the pricing vendors, which we review. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

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

Given our historically strong operating cash flow and the $1.3 billion of cash and investments held at May 31, 2011, we do not presently anticipate the need to raise cash to fund our operations, either through the sale of additional equity or through the issuance of debt, in the foreseeable future. However, we may take advantage of favorable capital market situations that may arise from time to time to raise additional capital.

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

Off-balance sheet arrangements

As of May 31, 2011 and February 28, 2011, we have no off-balance sheet financing arrangements and do not utilize any “structured debt”, “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency exchange rate fluctuations and changes in the market value of our investments.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of fixed-income securities, including both government and corporate obligations and money market funds. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or perceived credit risk related to the securities’ issuers. A hypothetical one percentage point change in interest rates, assuming a parallel shift of all interest rates, would result in an $8.0 million change in annual interest income derived from investments in our portfolio as of May 31, 2011. For further discussion related to our investments as of May 31, 2011 and February 28, 2011, see NOTE 6 to the Consolidated Financial Statements.

Investment Risk

The fair market value of our investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $5.8 million decrease in the fair value of our available-for-sale investment securities as of May 31, 2011. For further discussion related to our investments as of May 31, 2011 and February 28, 2011, see NOTE 6 to the Consolidated Financial Statements.

Credit Risk

The fair market values of our investment portfolio and cash balances are exposed to counterparty credit risk. Accordingly, while we periodically review our portfolio in an effort to mitigate counterparty risk, the principal values of our cash balances, money market accounts and investments in available-for-sale securities could suffer a loss of value.

Foreign Currency Risk

Approximately 45.6% of our revenue for the three months ended May 31, 2011 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency statements results in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decreases if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from the first quarter of our prior fiscal year ended February 28, 2011, our revenue and operating expenses from non-U.S. operations for the three months ended May 31, 2011 would have been lower than we reported using the average exchange rates for the first quarter of our current fiscal year ending February 29, 2012 by approximately $8.7 million and $5.8 million, respectively, which would have resulted in income from operations being lower by $2.9 million.

Derivative Instruments

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We sometimes enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. All derivative instruments are recorded on the Consolidated Balance Sheets at their respective fair market values in accordance with FASB ASC Section 815 (formerly referenced as Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities). The Company has elected not to prepare and maintain the documentation required to qualify its forward contracts for hedge accounting treatment and, therefore, changes in fair value are recorded in the Consolidated Statements of Operations. For further discussion related to our management of foreign currency risk see NOTE 7 to the Consolidated Financial Statements.

The aggregate notional amount of outstanding forward contracts at May 31, 2011 was $102.8 million. The fair value of these outstanding contracts at May 31, 2011 was a gross $0.1 million asset and a gross $0.3 million liability, and is recorded in other current assets and accrued expenses, respectively on the Consolidated Balance Sheets. The forward contracts generally expire within three months of the period ended May 31, 2011. The forward contracts will settle in Euros, Japanese yen, Swiss francs, Swedish krona, Czech koruna, Canadian dollars, Singapore dollars, Australian dollars, Mexican pesos and Norwegian krona.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for us in our first quarter of fiscal 2013 and should be applied retrospectively. We currently believe there will be no significant impact on our consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for us in our fourth quarter of fiscal 2012 and should be applied prospectively. We do not currently have level 3 fair value measurements. We are currently evaluating the impact of adopting ASU 2011-04, but currently believe there will be no significant impact on our consolidated financial statements.

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

Commencing on or about March 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. Approximately 310 other IPO issuers were named as defendants in similar class action complaints (together, the “IPO Allocation Actions”). On August 8, 2001, Chief Judge Michael Mukasey of the U.S. District Court for the Southern District of New York issued an order that transferred all of the IPO Allocation Actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings (Case No. 21 MC 92). The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages, attorneys’ and expert fees and other unspecified costs. In October of 2002, the individual director and officer defendants of the Company were dismissed from the case without prejudice. In October of 2004, the District Court certified a class in six of the 310 actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Company’s action is not one of the focus cases. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification with respect to the focus cases and remanded the matter for further consideration. In September 2007, discovery moved forward in the focus cases and plaintiff filed and amended complaints against the focus case issuer and underwriter defendants. Defendants in the focus cases filed motions to dismiss the second amended complaints in November 2007 and filed their oppositions to plaintiffs’ motion for class certification in December 2007. The motions to dismiss in the focus cases were granted in part. On April 2, 2009, the plaintiffs’ executive committee on behalf of the proposed class filed a motion for preliminary approval of a settlement agreement to resolve the lawsuit, to which the Company has consented and for which payments called for by the settlement agreement are to be paid by the defendant insurers. The trial court heard arguments on September 10, 2009 on the fairness of the settlement. In an opinion and order filed October 5, 2009, the trial court approved the class, granted plaintiffs’ motion for approval of the settlement and directed the clerk of the court to close the action. Appeals have been filed and briefed before the Court of Appeals for the Second Circuit. On May 17, 2011, the Second Circuit issued a ruling on the two pending appeals, granting the motion to dismiss one of the appeals, and remanding the other appeal back to the District Court to determine procedural issues relating to the standing of the remaining objector-appellant.

In the summer of 2004, 14 class action lawsuits were filed against the Company and several of its former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of North Carolina. In each of the actions, plaintiffs sought to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arose in connection with the Company’s announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs asserted that certain former officers (the “Individual Defendants”) and the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), and Rule l0b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs sought unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in the Company’s common stock, disgorgement by the Company’s former chief executive officer and former chief financial officer of certain compensation and profits from trading in the Company’s common stock pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 and other relief. As of September 8, 2004, all of these class action lawsuits were consolidated into a single action referenced as Civil Action No. 5:04-C V-473BR and titled In re Red Hat, Inc. Securities Litigation. On May 6, 2005, the plaintiffs filed an amended consolidated class action complaint. On July 29, 2005, the Company, on behalf of itself and the Individual Defendants, filed a motion to dismiss the action for failure to state a claim upon which relief may be granted. Also on that date,

PricewaterhouseCoopers LLP (“PwC”), another defendant, filed a separate motion to dismiss. On May 12, 2006, the Court issued an order granting the motion to dismiss the Securities Exchange Act claims against several of the Individual Defendants, but denying the motion to dismiss the Securities Exchange Act claims against the Company, its former chief executive officer and former chief financial officer. The Court dismissed the claims under the Sarbanes-Oxley Act in their entirety, and also granted PwC’s motion to dismiss. On November 6, 2006, the plaintiffs filed a motion for class certification. Subsequent to the filing of that motion, several plaintiffs withdrew as potential class representatives, and the Company opposed the certification of the remaining proposed class representatives. On May 11, 2007, the Court entered an order denying class certification and denying all other pending motions as moot. Thereafter, on July 13, 2007 Charles Gilbert filed a renewed motion for appointment as lead plaintiff and approval of selection of lead counsel. On November 13, 2007, the Court entered an Order allowing Gilbert’s motion, appointing him lead plaintiff, adding him as a party plaintiff and appointing lead counsel. On January 14, 2008, Gilbert’s counsel filed a motion to certify the action as a class action. On August 28, 2009, the Court entered an Order certifying the action as a class action, appointing Gilbert as the class representative, and defining the class as “all purchasers of the common stock of Red Hat, Inc. between December 17, 2002, and July 12, 2004, inclusive and who were damaged thereby,” excluding Company insiders. On December 15, 2009, the Company announced that it had reached an agreement in principle to settle this matter, subject, among other matters, to completion of a final written settlement agreement and court approval. The Company recorded, for its quarter ended November 30, 2009, an estimated liability in the amount of $8.8 million for its portion of the proposed settlement. On March 29, 2010, counsel for the class filed a Motion for Preliminary Approval of the Settlement and, on June 11, 2010, a United States Magistrate Judge issued a Memorandum and Recommendation to the presiding judge that the motion be approved. On July 8, 2010, the presiding judge approved the motion and set the hearing for the final fairness hearing on December 7, 2010. The settlement was approved by the District Court in an order dated December 10, 2010.

On December 9, 2009, the Company filed a complaint in the Eastern District of Texas (Civil Action No. 6:09-cv-00549) against Bedrock Computer Technologies LLC (“Bedrock”) seeking a declaratory judgment that United States Patent No. 5,893,120 (the “120 Patent”) is invalid, unenforceable and not infringed. The complaint states that Bedrock brought an action in which it wrongly accused some customers of the Company of infringing the ‘120 Patent based on their use of computer equipment configured with or utilizing software based on various versions of the Linux operating system. The complaint seeks a declaration that anyone’s use, sale, or offer for sale of the Linux kernel distributed by the Company has not and does not in any manner infringe any claim of the ‘120 patent or otherwise infringe or violate any rights of Bedrock and that the ‘120 Patent is invalid and unenforceable. On January 29, 2010, Bedrock responded denying the contentions in the complaint and asserting a counterclaim alleging that Red Hat has directly and indirectly infringed the ‘120 Patent. On February 22, 2010, Red Hat replied to the counterclaim denying the allegations of infringement and asserting affirmative defenses. On March 26, 2010, Bedrock filed its first amended answer and counterclaim with crossclaims against fifteen parties. Pursuant to a joint stipulation of dismissal, the Court dismissed Bedrock’s claims with prejudice and Red Hat’s counterclaims without prejudice on June 21, 2011.

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

Our future success depends on the continued services and effectiveness of a number of key management personnel. Our ability to retain key management personnel or hire capable new management personnel as we grow may be challenged to the extent the technology sector performs well and/or if companies with more generous compensation packages or greater perceived growth opportunities compete for the same personnel. In addition, historically we have used share-based compensation as a key component of our compensation packages. Changes in the accounting for share-based compensation could adversely affect our earnings or force us to use more cash compensation to attract and retain capable personnel. If the price of our common stock falls, the value of our share-based awards to the recipient is reduced. Such events, or if we are unable to secure shareholder approval for increases in the number of shares eligible for share-based compensation grants, could adversely affect our ability to successfully attract and retain key management personnel. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key management personnel could hinder our strategic planning and execution.

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

In the market for operating systems, we face significant competition from larger companies with greater financial, operational and technical resources and name recognition than we have. Competitors, which offer hardware-independent multi-user operating systems for Intel platforms and/or Linux and UNIX-based operating systems, include Microsoft Corporation (“Microsoft”), Oracle, IBM and HP.

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

We may be exposed to potential risks if we do not have an effective system of disclosure controls or internal controls.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below sets forth information regarding the Company’s purchases of its Common Stock during its first fiscal quarter ended May 31, 2011:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
March 1, 2011—March 31, 2011	154,893	$40.51	154,465	$213.3 million
April 1, 2011—April 30, 2011	248,563	$46.43	55,600	$210.8 million
May 1, 2011—May 31, 2011	227,585	$44.11	226,876	$200.8 million

Total	631,041	$44.14	436,941	$200.8 million

(1)	During the three months ended May 31, 2011, the Company withheld an aggregate of 194,100 shares of Common stock from employees to satisfy minimum tax withholding obligations relating to the vesting of restricted share awards. These shares were not withheld pursuant to the program described in Note 2 below.

(2)	On March 24, 2010, the Company announced that its Board of Directors had authorized the repurchase of up to an aggregate of $300.0 million of the Company’s common stock from time to time in open market or privately negotiated transactions, as applicable. The program will expire on the earlier of (i) March 31, 2012 or (ii) a determination by the Board of Directors, Chief Executive Officer or Chief Financial Officer to discontinue the program. See NOTE 10 to the Consolidated Financial Statements for information regarding the Company’s $300.0 million stock repurchase program announced on March 24, 2010. See NOTE 14 to the Consolidated Financial Statements for a discussion of shares repurchased under the program subsequent to May 31, 2011.

ITEM 6.	EXHIBITS

(a) List of Exhibits

Exhibit No.		Exhibit

10.1	*+	Red Hat, Inc. Stock Ownership Policy For Directors and Senior Executives, amended and restated as of March 21, 2011 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 25, 2011 (File No. 001-33162)).

10.2	*+	Executive Base Salaries and Target Award Amounts under Red Hat, Inc.’s Executive Variable Compensation Plan for the Fiscal Year Ending February 28, 2012 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2011 (File No. 001-33162)).

10.3	*+	Form of Operating Performance Performance Share Unit Agreement adopted May 25, 2011 (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report filed on Form 8-K with the SEC on May 27, 2011 (File No. 001-33162)).

10.4	*+	Form of Share Price Performance Performance Share Unit Agreement adopted May 25, 2011 (incorporated by reference to Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2011 (File No. 001-33162)).

10.5	*+	Peer Group for PSUs to be Granted in FY2012 (incorporated by reference to Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2011 (File No. 001-33162)).

Exhibit No.	Exhibit

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the registrant’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a management contract or compensatory plan, contract or arrangement.
+	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

Date: July 7, 2011	By:	/S/ JAMES M. WHITEHURST
James M. Whitehurst President and Chief Executive Officer (Duly Authorized Officer on Behalf of the Registrant)

RED HAT, INC.

Date: July 7, 2011	By:	/S/ CHARLES E. PETERS, JR.
Charles E. Peters, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

RED HAT, INC.

Date: July 7, 2011	By:	/S/ MARK E. COOK
Mark E. Cook Vice President and Controller (Principal Accounting Officer)