Form 10-Q
period 2011-08-31
RED HAT INC
filed 2011-10-06
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

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

As of September 30, 2011, there were 192,839,172 shares of common stock outstanding.

RED HAT, INC.

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands—except share and per share amounts)

	August 31, 2011 (Unaudited)	February 28, 2011 (1)
ASSETS
Current assets:
Cash and cash equivalents	$737,458	$642,630
Investments in debt and equity securities, short-term	199,781	217,970
Accounts receivable, net of allowances for doubtful accounts of $2,171 and $1,379, respectively	175,703	184,741
Deferred tax assets, net	79,707	75,720
Prepaid expenses	66,557	62,364
Other current assets	1,583	1,133

Total current assets	1,260,789	1,184,558
Property and equipment, net of accumulated depreciation and amortization of $153,973 and $139,753, respectively	81,478	75,558
Goodwill	465,558	463,673
Identifiable intangibles, net	102,363	109,932
Investments in debt securities, long-term	363,862	331,791
Other assets, net	34,480	33,810

Total assets	$2,308,530	$2,199,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,142	$16,285
Accrued expenses	88,736	90,229
Deferred revenue	601,627	572,637
Other current obligations	457	650

Total current liabilities	706,962	679,801
Deferred lease credits	5,056	5,215
Long-term deferred revenue	211,527	199,617
Other long-term obligations	23,814	23,990
Commitments and contingencies (NOTE 12 and NOTE 13)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 224,805,911 and 223,778,248 shares issued, and 192,747,405 and 193,046,862 shares outstanding at August 31, 2011 and February 28, 2011, respectively	22	22
Additional paid-in capital	1,664,433	1,610,238
Retained earnings	317,467	245,050
Treasury stock at cost, 32,058,506 and 30,731,386 shares at August 31, 2011 and February 28, 2011, respectively	(619,744)	(562,792)
Accumulated other comprehensive loss	(1,007)	(1,819)

Total stockholders’ equity	1,361,171	1,290,699

Total liabilities and stockholders’ equity	$2,308,530	$2,199,322

(1)	Derived from audited financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands—except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
Revenue:
Subscriptions	$238,337	$186,183	$463,870	$365,259
Training and services	42,983	33,578	82,196	63,646

Total subscription and training and services revenue	281,320	219,761	546,066	428,905

Cost of subscription and training and services revenue:
Cost of subscriptions	16,596	12,256	31,835	24,920
Cost of training and services	30,043	23,446	57,251	44,019

Total cost of subscription and training and services revenue	46,639	35,702	89,086	68,939

Gross profit	234,681	184,059	456,980	359,966
Operating expense:
Sales and marketing	99,730	79,434	197,056	153,998
Research and development	51,488	42,361	99,776	83,019
General and administrative	30,985	28,193	62,311	54,638

Total operating expense	182,203	149,988	359,143	291,655

Income from operations	52,478	34,071	97,837	68,311
Interest income	2,127	1,775	4,063	3,438
Other income, net	326	548	59	1,677

Income before provision for income taxes	54,931	36,394	101,959	73,426
Provision for income taxes	14,963	12,738	29,542	25,699

Net income	$39,968	$23,656	$72,417	$47,727

Basic net income per common share	$0.21	$0.13	$0.38	$0.25

Diluted net income per common share	$0.20	$0.12	$0.37	$0.25

Weighted average shares outstanding
Basic	192,937	189,027	193,046	188,477
Diluted	196,171	193,560	196,428	193,457

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2011	2010	2011	2010
Cash flows from operating activities:
Net income	$39,968	$23,656	$72,417	$47,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,147	11,689	25,886	23,411
Share-based compensation expense	18,753	15,675	34,940	28,849
Deferred income taxes	8,155	13,434	19,210	21,786
Excess tax benefits from share-based payment arrangements	(8,112)	(10,192)	(16,672)	(21,199)
Gain on sale of investments in equity securities	(663)	(601)	(1,307)	(1,117)
Other	423	319	990	116
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable	(20,457)	(6,794)	11,585	12,732
Prepaid expenses	65	(4,153)	(3,228)	(4,744)
Accounts payable	(286)	2,187	(376)	(2,882)
Accrued expenses	3,614	6,712	(235)	8,252
Deferred revenue	22,851	13,439	24,121	12,381
Other	(357)	(1,087)	(19)	(384)

Net cash provided by operating activities	77,101	64,284	167,312	124,928

Cash flows from investing activities:
Purchase of investment in debt securities available-for-sale	(220,436)	(110,021)	(401,286)	(220,364)
Proceeds from sales and maturities of investment in debt securities available-for-sale	208,693	215,811	381,276	414,129
Proceeds from sales of investment in equity securities available-for-sale	681	609	1,346	1,157
Purchase of strategic equity investments	(1,000)	0	(1,000)	0
Purchase of developed technologies and other intangible assets	(1,059)	(1,324)	(3,602)	(2,945)
Purchase of property and equipment	(11,523)	(8,371)	(20,179)	(15,093)

Net cash provided by (used in) investing activities	(24,644)	96,704	(43,445)	176,884

Cash flows from financing activities:
Excess tax benefits from share-based payment arrangements	8,112	10,192	16,672	21,199
Proceeds from exercise of common stock options	3,370	18,011	8,413	55,699
Payments related to net settlement of share-based compensation awards	(2,952)	(1,135)	(11,985)	(8,190)
Purchase of treasury stock	(38,006)	(4,994)	(56,952)	(79,355)
Payments on other borrowings	(94)	0	(688)	(877)

Net cash provided by (used in) financing activities	(29,570)	22,074	(44,540)	(11,524)

Effect of foreign currency exchange rates on cash and cash equivalents	4,348	7,795	15,501	(9,179)

Net increase in cash and cash equivalents	27,235	190,857	94,828	281,109
Cash and cash equivalents at beginning of the period	710,223	478,370	642,630	388,118

Cash and cash equivalents at end of the period	$737,458	$669,227	$737,458	$669,227

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—Company

Red Hat, Inc., incorporated in Delaware, together with its subsidiaries (“Red Hat” or the “Company”) is a global leader in providing open source software solutions to the enterprise. The Company is also the market leader in providing enterprise-ready open source operating system platforms. The Company applies its technology leadership to create its: enterprise operating platform, Red Hat Enterprise Linux; enterprise middleware platform, JBoss Enterprise Middleware; virtualization solutions and other infrastructure technology solutions, based on open source technology. The Company’s enterprise solutions are intended to meet the functionality requirements and performance demands of the enterprise and third-party computer hardware and software applications that are critical to the enterprise. The Company provides these solutions through content distribution and management services, Red Hat Network, RHN Satellite and JBoss Operations Network, which allow various Red Hat enterprise technologies to be updated and configured and the performance of these and other technologies to be monitored in an automated fashion. These solutions reflect the Company’s continuing commitment to provide an enterprise-wide infrastructure platform and developer solutions based on open source technology. The Company derives its revenue and generates its cash from customers primarily from two sources: (i) subscriptions for its enterprise technologies and (ii) training and services revenue, as further described below in NOTE 2, Summary of Significant Accounting Policies contained in the Company’s Annual report on Form 10-K for the year ended February 28, 2011 (“fiscal 2011”).

NOTE 2—Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three months and six months ended August 31, 2011 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months and six months ended August 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending February 29, 2012 (“fiscal 2012”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting. For further information, see the Company’s Consolidated Financial Statements, including notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2011.

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

Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (ASU 2011-08), to simplify how entities test goodwill for impairment. ASU 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. ASU 2011-08 is effective for the Company in the first quarter of its fiscal year ending February 28, 2013 (“fiscal 2013”) but is eligible for early adoption. The Company currently believes there will be no significant impact on its consolidated financial statements.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 3—Changes in Equity and Other Comprehensive Income

The following table summarizes the changes in the Company’s stockholders’ equity, including other comprehensive income, during the three months ended August 31, 2011 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at May 31, 2011	$22	$1,633,083	$277,499	$(581,738)	$1,636	$1,330,502
Net income	0	0	39,968	0	0	39,968
Other comprehensive income:
Foreign currency translation adjustment	0	0	0	0	(9)
Unrealized gain (loss) on securities during period	0	0	0	0	(1,970)
Reclassification for (gain) loss recognized during period	0	0	0	0	(664)

Other comprehensive income, net of tax	0	0	0	0	(2,643)	(2,643)

Comprehensive income	0	0	0	0	0	37,325
Exercise of common stock options	0	3,370	0	0	0	3,370
Common stock repurchase (also see NOTE 10)	0	0	0	(38,006)	0	(38,006)
Share-based compensation expense	0	18,753	0	0	0	18,753
Tax benefits related to share-based awards	0	12,179	0	0	0	12,179
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	0	(2,952)	0	0	0	(2,952)

Balance at August 31, 2011	$22	$1,664,433	$317,467	$(619,744)	$(1,007)	$1,361,171

The following table summarizes the changes in the Company’s stockholders’ equity, including other comprehensive income, during the three months ended August 31, 2010 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at May 31, 2010	$22	$1,488,655	$161,843	$(547,008)	$(2,220)	$1,101,292
Net income	0	0	23,656	0	0	23,656
Other comprehensive income:
Foreign currency translation adjustment	0	0	0	0	(2,142)
Unrealized gain (loss) on securities during period	0	0	0	0	541
Reclassification for (gain) loss recognized during period	0	0	0	0	(536)

Other comprehensive income, net of tax	0	0	0	0	(2,137)	(2,137)

Comprehensive income	0	0	0	0	0	21,519
Exercise of common stock options	0	18,011	0	0	0	18,011
Common stock repurchase	0	0	0	(4,994)	0	(4,994)
Share-based compensation expense	0	15,675	0	0	0	15,675
Tax benefits related to share-based awards	0	31,624	0	0	0	31,624
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	0	(1,135)	0	0	0	(1,135)

Balance at August 31, 2010	$22	$1,552,830	$185,499	$(552,002)	$(4,357)	$1,181,992

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the changes in the Company’s stockholders’ equity, including other comprehensive income, during the six months ended August 31, 2011 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at February 28, 2011	$22	$1,610,238	$245,050	$(562,792)	$(1,819)	$1,290,699
Net income	0	0	72,417	0	0	72,417
Other comprehensive income:
Foreign currency translation adjustment	0	0	0	0	2,615
Unrealized gain (loss) on securities during period	0	0	0	0	(487)
Reclassification for (gain) loss recognized during period	0	0	0	0	(1,316)

Other comprehensive income, net of tax	0	0	0	0	812	812

Comprehensive income	0	0	0	0	0	73,229
Exercise of common stock options	0	8,413	0	0	0	8,413
Common stock repurchase (also see NOTE 10)	0	0	0	(56,952)	0	(56,952)
Share-based compensation expense	0	34,940	0	0	0	34,940
Tax benefits related to share-based awards	0	22,827	0	0	0	22,827
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	0	(11,985)	0	0	0	(11,985)

Balance at August 31, 2011	$22	$1,664,433	$317,467	$(619,744)	$(1,007)	$1,361,171

The following table summarizes the changes in the Company’s stockholders’ equity, including other comprehensive income, during the six months ended August 31, 2010 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at February 28, 2010	$22	$1,444,848	$137,772	$(472,646)	$1,056	$1,111,052
Net income	0	0	47,727	0	0	47,727
Other comprehensive income:
Foreign currency translation adjustment	0	0	0	0	(4,001)
Unrealized gain (loss) on securities during period	0	0	0	0	(372)
Reclassification for (gain) loss recognized during period	0	0	0	0	(1,040)

Other comprehensive income, net of tax	0	0	0	0	(5,413)	(5,413)

Comprehensive income	0	0	0	0	0	42,314
Exercise of common stock options	0	55,699	0	0	0	55,699
Common stock repurchase	0	0	0	(79,356)	0	(79,356)
Share-based compensation expense	0	28,849	0	0	0	28,849
Tax benefits related to share-based awards	0	31,624	0	0	0	31,624
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	0	(8,190)	0	0	0	(8,190)

Balance at August 31, 2010	$22	$1,552,830	$185,499	$(552,002)	$(4,357)	$1,181,992

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 4—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of purchased technologies, customer and reseller relationships, trademarks, copyrights and patents, which are amortized over the estimated useful life, generally on a straight-line basis with the exception of customer contracts and relationships which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit. Useful lives range from three to twelve years for purchased technologies and customer and reseller relationships and three to ten years for trademarks, copyrights and patents. As of August 31, 2011 and February 28, 2011, trademarks with an indefinite estimated useful life totaled $9.5 million and $9.1 million, respectively. The following is a summary of identifiable intangible assets (in thousands):

	August 31, 2011			February 28, 2011
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$61,131	$(18,528)	$42,603	$58,122	$(16,817)	$41,305
Purchased technologies	58,780	(36,164)	22,616	59,233	(32,081)	27,152
Customer and reseller relationships	80,807	(43,663)	37,144	80,768	(39,293)	41,475

Total identifiable intangible assets	$200,718	$(98,355)	$102,363	$198,123	$(88,191)	$109,932

Amortization expense associated with identifiable intangible assets recognized in the Company’s Consolidated Financial Statements for the three months and six months ended August 31, 2011 and August 31, 2010 is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
Cost of revenue	$1,216	$704	$2,195	$1,408
Sales and marketing	1,958	2,075	3,918	4,161
Research and development	1,157	925	2,313	1,850
General and administrative	865	833	1,711	1,655

Total amortization expense	$5,196	$4,537	$10,137	$9,074

NOTE 5—Income Taxes

Income Tax Expense

During the three months and six months ended August 31, 2011, the Company recorded $15.0 million and $29.5 million of income tax expense. Tax expense for the three months and six months ended August 31, 2011 includes a net discrete tax benefit primarily from a reversal of the valuation allowance on the NOL of a foreign subsidiary, which resulted in a net reduction of income tax expense of $2.1 million. Excluding the impact of the discrete tax benefit, the Company’s estimated annual effective tax rate was 31.0% for the three months and six months ended August 31, 2011, which was based on an estimated annual effective tax rate of 31.0%. The Company’s estimated annual effective tax rate of 31.0% for fiscal 2012 differs from the U.S. federal statutory rate of 35% principally due to foreign income taxed at lower rates.

During the three months and six months ended August 31, 2010, the Company recorded $12.7 million and $25.7 million of income tax expense, which was based on an estimated annual effective tax rate of 35%. The

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

effective tax rate for the full year ended February 28, 2011 was 30% due to reinstatement of the U.S. federal research tax credit, approval of a tax holiday in Israel and certain other events that occurred during the fourth quarter of fiscal 2011.

The following table summarizes the Company’s tax provision for the three months and six months ended August 31, 2011 and August 31, 2010:

	Three Months Ended		Six Months Ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
Provision for income taxes:
Income before provision for income taxes	$54,931	$36,394	$101,959	$73,426
Estimated annual effective tax rate on current year ordinary income	31%	35%	31%	35%

Provision for income taxes on current year ordinary income	17,029	12,738	31,608	25,699
Net discrete tax benefit from a reversal of the valuation allowance on the NOL of a foreign subsidiary	2,066	0	2,066	0

Provision for income taxes	$14,963	$12,738	$29,542	$25,699

Deferred Taxes

As of August 31, 2011, deferred tax assets (current and non-current) totaled $110.0 million, of which $2.4 million was offset by a valuation allowance. The Company continues to maintain a valuation allowance against its deferred tax assets with respect to certain foreign NOLs.

As of August 31, 2011, the Company had state NOL carryforwards of approximately $57.9 million. As of August 31, 2011, the Company had a U.S. federal research tax credit carryforward of approximately $38.0 million and a U.S. foreign tax credit carryforward of approximately $20.2 million. These NOL and tax credit carryforwards are scheduled to expire in varying amounts beginning in 2013.

Unrecognized tax benefits

The Company’s unrecognized tax benefits were $42.5 million as of August 31, 2011 and $42.1 million as of February 28, 2011. The Company’s unrecognized tax benefits at August 31, 2011 and February 28, 2011, which, if recognized, would affect the Company’s effective tax rate, were $38.5 million and $38.1 million, respectively.

During the three months and six months ended August 31, 2011, the amount of unrecognized tax benefits decreased $0.2 million and increased $0.4 million, respectively, primarily as a result of changes with respect to tax positions taken during prior periods. The results and timing of the resolution of tax audits is highly uncertain and the Company is unable to estimate the range of possible changes to the balance of unrecognized tax benefits. However, the Company does not currently anticipate any significant changes in its unrecognized tax benefits for the next 12 months. During the three months and six months ended August 31, 2011, there was a settlement of an uncertain income tax position and a reduction in long term obligations related to unrecognized tax benefits, the amount of which is insignificant.

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as income tax expense. Accrued interest and penalties related to unrecognized tax benefits totaled $3.1 million as of August 31, 2011 and $3.1 million as February 28, 2011.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of August 31, 2011. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs:

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

The Company or one of its subsidiaries is currently undergoing income tax examinations in India and Japan.

The tax examinations in France and Germany have been concluded with no significant adjustments.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at August 31, 2011 (in thousands):

	As of August 31, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$512,396	$512,396	$0	$0
Available-for-sale securities (1):
Certificates of deposit	20,730	0	20,730	0
Commercial paper	28,446	0	28,446	0
Agencies	306,790	0	306,790	0
Municipal bonds	13,126	0	13,126	0
Corporates	205,173	0	205,173	0
Equities (1)	1,419	1,419	0	0
Derivative instruments (2)	223	0	223	0
Liabilities:
Derivative instruments (3)	(118)	0	(118)	0

Total	$1,088,185	$513,815	$574,370	$0

(1)	Included in either cash and cash equivalents or investments in debt and equity securities in the Company’s Consolidated Balance Sheet at August 31, 2011, in addition to $213.0 million of cash.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(2)	Included in other current assets in the Company’s Consolidated Balance Sheet at August 31, 2011.

(3)	Included in accrued expenses in the Company’s Consolidated Balance Sheet at August 31, 2011.

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at February 28, 2011 (in thousands):

	As of February 28, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$532,537	$532,537	$0	$0
Available-for-sale securities (1):
Certificates of deposit	1,840	0	1,840	0
Commercial paper	27,562	0	27,562	0
Agencies	312,136	0	312,136	0
Municipal bonds	13,249	0	13,249	0
Corporates	193,916	0	193,916	0
Equities (1)	2,677	2,677	0	0
Derivative instruments (2)	434	0	434	0
Liabilities:
Derivative instruments (3)	(96)	0	(96)	0

Total	$1,084,255	$535,214	$549,041	$0

(1)	Included in either cash and cash equivalents or investments in debt and equity securities in the Company’s Consolidated Balance Sheet at February 28, 2011 in addition to $108.5 million of cash.

(2)	Included in other current assets in the Company’s Consolidated Balance Sheet at February 28, 2011.

(3)	Included in accrued expenses in the Company’s Consolidated Balance Sheet at February 28, 2011.

The following table represents the Company’s investments measured at fair value as of August 31, 2011 (in thousands):

	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Balance Sheet Classification
					Cash Equivalent Marketable Securities	Short-term Marketable Securities	Long-term Marketable Securities

		Gains	Losses (1)
Money markets	$512,396	$0	$0	$512,396	$512,396	$0	$0
Certificates of deposit	20,730	0	0	20,730	6,541	14,189	0
Commercial paper	28,438	8	0	28,446	3,500	24,946	0
Agencies	306,616	216	(42)	306,790	2,000	49,717	255,073
Municipal bonds	13,089	37	0	13,126	0	9,024	4,102
Corporates	207,298	89	(2,214)	205,173	0	100,486	104,687
Equities	46	1,373	0	1,419	0	1,419	0

Total	$1,088,613	$1,723	$(2,256)	$1,088,080	$524,437	$199,781	$363,862

(1)	As of August 31, 2011, there were no accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer.

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

NOTE 7—Derivative Instruments

The Company transacts business in various foreign countries and is, therefore, subject to risk of foreign currency exchange rate fluctuations. The Company from time to time enters into forward contracts to hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. These derivative instruments are recorded on the Consolidated Balance Sheets at their respective fair market values. The Company has elected not to prepare and maintain the documentation required to qualify for hedge accounting treatment and, therefore, changes in fair value are recorded in the Consolidated Statements of Operations.

The effects of forward contracts on the Company’s Consolidated Financial Statements are as follows as of August 31, 2011 and for the three months and six months then ended (in thousands):

	As of August 31, 2011				Three Months Ended August 31, 2011	Six Months Ended August 31, 2011
	Balance Sheet Location	Fair Value	Notional Value	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$150	$12,813	Other income, net	$452	$999
Liabilities—foreign currency forward contracts not designated as hedges	Accrued expenses	$(118)	$46,364	Other income, net	$(208)	$(717)

TOTAL		$32	$59,177		$244	$282

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The effects of forward contracts on the Company’s Consolidated Financial Statements are as follows as of August 31, 2010 and for the three months and six months then ended (in thousands):

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

The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements for the three months and six months ended August 31, 2011 and August 31, 2010 (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
Cost of revenue	$1,842	$1,370	$3,631	$2,561
Sales and marketing	6,101	4,771	11,672	8,547
Research and development	4,883	4,080	9,077	7,435
General and administrative	5,927	5,454	10,560	10,306

Total share-based compensation	$18,753	$15,675	$34,940	$28,849

Share-based compensation expense qualifying for capitalization was insignificant for each of the three months and six months ended August 31, 2011 and August 31, 2010. Accordingly, no share-based compensation expense was capitalized during the three months and six months ended August 31, 2011 and August 31, 2010.

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

During the three months and six months ended August 31, 2011, the Company granted the following share-based awards:

	Three Months Ended		Six Months Ended
	Shares and Shares Underlying Awards	Weighted Average Per Share Fair Value	Shares and Shares Underlying Awards	Weighted Average Per Share Fair Value
Options	11,026	$14.49	13,388	$14.69
Nonvested shares and share units	195,598	$43.05	325,764	$43.93
Performance share units—target (1)	0	$0.00	316,668	$43.60
Performance share awards (2)	9,488	$43.05	167,820	$43.57
Deferred share units	23,274	$43.05	37,963	$43.95

Total awards	239,386	$41.73	861,603	$43.28

(1)	On May 25, 2011, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved a form of award agreement for use with grants of performance share units (“PSUs”) in FY2012 with payouts based on the Company’s financial performance (the “FY2012 Operating Performance PSU Agreement”) and a form of award agreement for use with grants of PSUs in FY2012 with payouts based on the performance of the Company’s common stock (the “FY2012 Share Price Performance PSU Agreement”). Under the FY2012 Operating Performance PSU Agreement, an executive will be granted an award for a target number of PSUs, and depending on the Company’s financial performance, the executive may earn up to 200% of the target number of PSUs (the “Maximum PSUs”) over a performance period with three separate performance segments corresponding to three fiscal years of the Company. Up to 25% of the Maximum PSUs may be earned in respect of the first performance segment; up to 50% of the Maximum PSUs may be earned in respect of the second performance segment, less the amount earned in the first performance segment; and up to 100% of the Maximum PSUs may be earned in respect of the third performance segment, less the amount earned in the first and second performance segments. Under the FY2012 Share Price Performance PSU Agreement, an executive will be granted an award for a target number of PSUs, and depending on the performance of the Company’s common stock over a thirty-six month period beginning on March 1, 2011 (the “Share Price Performance Period”), the executive may earn up to 200% of the target number of PSUs. The number of PSUs earned, according to the formula specified in the FY2012 Share Price Performance PSU Agreement, will be determined based on a comparison of the performance of the Company’s stock price relative to the performance of the stock price of specified peer companies during the Share Price Performance Period. This performance is measured by the change in the average price of common stock calculated over the ninety-day periods ending at both the beginning and the end of the Share Price Performance Period.

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

The following table reconciles the numerators and denominators of the earnings per share calculation for the three months and six months ended August 31, 2011 and August 31, 2010 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
Net income and net income—diluted	$39,968	$23,656	$72,417	$47,727

Weighted average common shares outstanding	192,937	189,027	193,046	188,477
Incremental shares attributable to assumed vesting or exercise of outstanding equity awards shares	3,234	4,533	3,382	4,980

Diluted shares	196,171	193,560	196,428	193,457

Diluted net income per share	$0.20	$0.12	$0.37	$0.25

The following shares awards are not included in the computation of diluted earnings per share because the aggregate value of proceeds considered received upon either exercise or vesting were greater than the average market price of the Company’s common stock during the related periods and the effect of including such share awards in the computation would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
Number of shares considered anti-dilutive for calculating diluted net income per share:	752	86	58	149

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

As of August 31, 2011, the amount available under the program for the repurchase of the Company’s common stock was $162.8 million.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 11—Segment Reporting

The Company is organized primarily on the basis of three geographic business segments: the Americas (U.S., Latin America and Canada), EMEA (Europe, Middle East and Africa) and Asia Pacific. These business segments are aggregated into one reportable segment due to the similarity in nature of products provided, financial performance economics (e.g., revenue growth and gross margin), methods of distribution (direct and indirect) and customer classification and base (e.g., distributors, resellers and enterprise).

The following table lists, for the three months and six months ended August 31, 2011 and August 31, 2010, revenue from unaffiliated customers in the United States, the Company’s country of domicile, revenue from unaffiliated customers in Japan, which in terms of revenue, was the only individually material country outside the United States and revenue from other foreign countries.

	Three Months Ended		Six Months Ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
United States, the Company’s country of domicile	$153,300	$126,341	$297,861	$242,801
Japan	22,634	17,830	43,880	34,478
Other foreign	105,386	75,590	204,325	151,626

Total revenue from unaffiliated customers	$281,320	$219,761	$546,066	$428,905

Total tangible long-lived assets located in the United States, the Company’s country of domicile, and similar tangible long-lived assets held outside the United States are summarized in the following table as of August 31, 2011 and February 28, 2011:

	As of August 31, 2011	As of February 28, 2011
United States, the Company’s country of domicile	$55,743	$53,722
Foreign	25,735	21,836

Total tangible long-lived assets	$81,478	$75,558

As of August 31, 2011 and February 28, 2011, no individual customer accounted for more than 10% of the Company’s accounts receivable. For each of the three months and six months ended August 31, 2011 and August 31, 2010 there were no individual customers from which the Company generated 10% or greater revenue.

NOTE 12—Commitments and Contingencies

As of August 31, 2011, the Company leased office space and certain equipment under various non-cancelable operating leases. Rent expense under operating leases was $6.2 million and $5.6 million for the three months ended August 31, 2011 and August 31, 2010, respectively. Rent expense under operating leases for the six months ended August 31, 2011 and August 31, 2010 was $12.2 million and $11.1 million, respectively.

Product Indemnification

The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party from losses arising in connection with the Company’s services or products, or from losses arising in connection with certain events defined within a particular contract, which may include litigation or claims

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NOTE 13—Legal Proceedings

Commencing on or about March 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. Approximately 310 other IPO issuers were named as defendants in similar class action complaints (together, the “IPO Allocation Actions”). On August 8, 2001, Chief Judge Michael Mukasey of the U.S. District Court for the Southern District of New York issued an order that transferred all of the IPO Allocation Actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings (Case No. 21 MC 92). The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages, attorneys’ and expert fees and other unspecified costs. In October of 2002, the individual director and officer defendants of the Company were dismissed from the case without prejudice. In October of 2004, the District Court certified a class in six of the 310 actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Company’s action is not one of the focus cases. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification with respect to the focus cases and remanded the matter for further consideration. In September 2007, discovery moved forward in the focus cases and plaintiff filed and amended complaints against the focus case issuer and underwriter defendants. Defendants in the focus cases filed motions to dismiss the second amended complaints in November 2007 and filed their oppositions to plaintiffs’ motion for class certification in December 2007. The motions to dismiss in the focus cases were granted in part. On April 2, 2009, the plaintiffs’ executive committee on behalf of the proposed class filed a motion for preliminary approval of a settlement agreement to resolve the lawsuit, to which the Company has consented and for which payments called for by the settlement agreement are to be paid by the defendant insurers. The trial court heard arguments on September 10, 2009 on the fairness of the settlement. In an opinion and order filed October 5, 2009, the trial court approved the class, granted plaintiffs’ motion for approval of the settlement and directed the clerk of the court to close the action. Appeals have been filed and briefed before the Court of Appeals for the Second Circuit. On May 17, 2011, the Second Circuit issued a ruling on the two pending appeals, granting the motion to dismiss one of the appeals, and remanding the other appeal back to the District Court to determine procedural issues relating to the standing of the remaining objector-appellant. On August 25, 2011, the Court rejected the claims of that remaining objector-appellant. A notice of appeal of this decision was filed on September 26, 2011.

In the summer of 2004, 14 class action lawsuits were filed against the Company and several of its former officers on behalf of investors who purchased the Company’s securities during various periods from June 19,

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company also experiences routine litigation in the normal course of its business, including patent litigation. The Company presently believes that the outcome of this routine litigation will not have a material adverse effect on its financial position, results of operations or cash flows.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 14—Subsequent Events

On October 3, 2011, the Company entered into a definitive agreement to acquire Gluster Inc., a Delaware corporation (“Gluster”).

The consideration to be paid by the Company at the closing is approximately $136.0 million in cash. As a part of the transaction, the Company will also assume all unvested Gluster equity interests outstanding at the effective time of the merger and issue Red Hat restricted stock units to certain employees of Gluster.

The closing of the transaction is conditioned upon customary closing conditions.

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

Revenue.    For the three months ended August 31, 2011, total revenue increased 28.0% or $61.6 million to $281.3 million from $219.8 million for the three months ended August 31, 2010. Subscription revenue increased 28.0% or $52.2 million, driven primarily by additional subscriptions related to our principal RHEL technologies, which continue to gain broader market acceptance in mission-critical areas of computing, and our expansion of sales channels and geographic footprint. The increase is, in part, a result of the continued migration of enterprises in industries such as financial services, government, technology and telecommunications to our open source solutions from proprietary technologies. Training and services revenue increased 28.0% or $9.4 million for the three months ended August 31, 2011 as compared to the three months ended August 31, 2010. The increase is driven primarily by customer interest in new products and technologies and an economic environment in which some enterprises are increasing overall spending on discretionary items such as training and services despite the current economic environment.

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

Deferred Revenue.    Our deferred revenue, current and long-term, balance at August 31, 2011 was $813.2 million. Because of our subscription model and revenue recognition policies, deferred revenue improves predictability of future revenue. Deferred revenue at August 31, 2011 increased $40.9 million or 5.3% as compared to the balance at February 28, 2011 of $772.3 million.

The change in deferred revenue reported on our Consolidated Balance Sheets of $40.9 million differs from the $24.1 million change in deferred revenue we reported on our Consolidated Statement of Cash Flows for the six months ended August 31, 2011 due to changes in foreign currency exchange rates used to translate deferred revenue balances from our foreign subsidiaries’ functional currency into U.S. dollars.

Subscriptions.    Our enterprise technologies are sold under subscription agreements. These agreements typically have a one- or three-year subscription period. The subscription entitles the end user to maintenance, which generally consists of a specified level of support, as well as security updates, bug fixes, functionality enhancements and upgrades to the technology, when and if available, during the term of the subscription. Our customers have the ability to purchase higher levels of subscriptions that increase the level of support the customer is entitled to receive. Subscription revenue increased for the first and second quarters of fiscal 2012 and sequentially for each quarter of fiscal 2011, 2010 and 2009 and is being driven primarily by the increased market acceptance and use of open source software by the enterprise and our expansion of sales channels and geographic footprint during these periods.

Revenue by geography.    We operate our business in three geographic regions: the Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Japan, Singapore, India, Australia, South Korea and China). In the three months ended August 31, 2011, approximately $128.0 million or 45.5% of our revenue was generated outside the United States compared to approximately $93.4 million or 42.5% for the three months ended August 31, 2010. Our international operations are expected to continue to grow as our international sales force and channels become more mature and as we enter new locations or expand our presence in existing locations. As of August 31, 2011, we had offices in more than 70 locations throughout the world.

Gross profit margin.    Gross profit margin decreased to 83.4% for the three months ended August 31, 2011 from 83.8% for the three months ended August 31, 2010 as a result of increased amortization expense related to investments in purchased technology.

Income from operations.    Operating income was 18.7% and 15.5% of total revenue for the three months ended August 31, 2011 and August 31, 2010, respectively. The increase in operating income as a percentage of revenue is a result of the decrease in operating expenses relative to revenue as we continued to focus on managing discretionary spending and leveraging existing resources within corporate functions. Overall operating expenses as a percentage of revenue decreased to 64.8% for the three months ended August 31, 2011 from 68.3% for the three months ended August 31, 2010.

Cash, cash equivalents, investments in debt and equity securities and cash flow from operations.    Cash, cash equivalents and short-term and long-term available-for-sale investments in securities balances at August 31, 2011 totaled $1.3 billion. Cash generated from operating activities for the three months ended August 31, 2011 totaled $77.1 million, primarily as a result of the increase in subscription revenue, billings and collections during the same period.

Our significant cash balance gives us a measure of flexibility to take advantage of opportunities such as acquisitions, increasing investment in international areas and repurchasing our own common stock.

Foreign currency exchange rates’ impact on results of operations.    Approximately 45.5% of our revenue for the three months ended August 31, 2011 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions results in increased revenue and operating expenses from operations for our non-U.S. operations. Similarly, our revenue and operating expenses will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from the second quarter of our prior fiscal year ended February 28, 2011, our revenue and operating expenses from non-U.S. operations for the three months ended August 31, 2011 would have been lower than we reported using the average exchange rates for the second quarter of our current fiscal year ending February 29, 2012 by approximately $12.6 million and $8.6 million, respectively, which would have resulted in income from operations being lower by $4.0 million.

Using the average foreign currency exchange rates from the first six months of our prior fiscal year ended February 28, 2011, our revenue and operating expenses from non-U.S. operations for the six months ended August 31, 2011 would have been lower than we reported using the average exchange rates for the first six months of our current fiscal year ending February 29, 2012 by approximately $19.1 million and $12.8 million, respectively, which would have resulted in income from operations being lower by $6.3 million.

In our fiscal year ended February 28, 2011, we focused and expect in our fiscal year ending February 29, 2012 to continue to focus on, among other things, (i) gaining widespread acceptance and deployment of Red Hat enterprise technologies by enterprise users globally, (ii) generating increasing revenue from our existing customer base by renewing existing subscriptions, providing additional value to our customers and by growing the number of enterprise technologies that comprise our open source architecture, (iii) generating increased revenue by providing additional systems management, developer support and other targeted services and (iv) generating increasing revenue from additional market penetration through a broader and deeper set of channel partner relationships, including OEMs, VARs and systems integrators and our own international expansion, among other means.

RESULTS OF OPERATIONS

Three months ended August 31, 2011 and August 31, 2010

The following table is a summary of our results of operations for the three months ended August 31, 2011 and August 31, 2010 (in thousands):

	Three Months Ended (Unaudited)
	August 31, 2011	August 31, 2010	$ Change	% Change
Revenue:
Subscriptions	$238,337	$186,183	$52,154	28.0%
Training and services	42,983	33,578	9,405	28.0

Total subscription and training and services revenue	281,320	219,761	61,559	28.0

Cost of subscription and training and services revenue:
Cost of subscriptions	16,596	12,256	4,340	35.4
As a % of subscription revenue	7.0%	6.6%
Cost of training and services	30,043	23,446	6,597	28.1

As a % of training and services revenue	69.9%	69.8%
Total cost of subscription and training and services revenue	46,639	35,702	10,937	30.6
As a % of total revenue	16.6%	16.2%

Total gross profit	234,681	184,059	50,622	27.5

Operating expense:
Sales and marketing	99,730	79,434	20,296	25.6
Research and development	51,488	42,361	9,127	21.5
General and administrative	30,985	28,193	2,792	9.9

Total operating expense	182,203	149,988	32,215	21.5

Income from operations	52,478	34,071	18,407	54.0
Interest income	2,127	1,775	352	19.8
Other income, net	326	548	(222)	(40.5)

Income before provision for income taxes	54,931	36,394	18,537	50.9
Provision for income taxes	14,963	12,738	2,225	17.5

Net income	$39,968	$23,656	$16,312	69.0%

Gross profit margin-subscriptions	93.0%	93.4%
Gross profit margin-training and services	30.1%	30.2%
Gross profit margin	83.4%	83.8%
As a % of total revenue:
Subscription revenue	84.7%	84.7%
Training and services revenue	15.3%	15.3%
Sales and marketing expense	35.5%	36.1%
Research and development expense	18.3%	19.3%
General and administrative expense	11.0%	12.8%
Total operating expenses	64.8%	68.3%
Income from operations	18.7%	15.5%
Income before provision for income taxes	19.5%	16.6%
Net income	14.2%	10.8%
Estimated annual effective income tax rate (1)	31.0%	35.0%

(1)	Estimated annual effective tax rate is based on estimated ordinary income and excludes certain discrete tax benefits of $2.1 million that we recognized during the three months ended August 31, 2011.

Revenue

Subscription revenue

Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat enterprise technologies, increased by 28.0% or $52.2 million to $238.3 million for the three months ended August 31, 2011 from $186.2 million for the three months ended August 31, 2010. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion, and continuing innovation, which attracts new customers and helps to drive renewals from existing customers.

Training and services revenue

Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees received from customers for consulting services regarding our offerings, deployment of Red Hat enterprise technologies and for delivery of added functionality to Red Hat enterprise technologies for our major customers and OEM partners. Total training and services revenue increased by 28.0% or $9.4 million to $43.0 million for the three months ended August 31, 2011 from $33.6 million for the three months ended August 31, 2010. Training revenue increased 14.4% or $1.6 million as some enterprises continued to increase overall spending on discretionary items such as training despite the current economic environment. Our services revenue increased by 34.8% or $7.8 million as a result of both continued increase in discretionary spending and increased subscription sales. Combined training and services revenue as a percentage of total revenue was 15.3% for each of the three month periods ended August 31, 2011 and August 31, 2010.

Cost of revenue

Cost of subscription revenue

The cost of subscription revenue primarily consists of expenses we incur to support, distribute, manufacture and package Red Hat enterprise technologies. These costs include labor related cost to provide technical support and maintenance, as well as cost for fulfillment, physical media, literature, packaging and shipping. Cost of subscription revenue increased by 35.4% or $4.3 million to $16.6 million for the three months ended August 31, 2011 from $12.3 million for the three months ended August 31, 2010. The increase is partially the result of continued additions to our technical support staff to meet the demands of our growing subscriber base for support and maintenance, and includes additional compensation expense of $2.8 million. The remaining variance is primarily due to increased amortization expense related to purchased technology which increased $0.7 million for the three months ended August 31, 2011 as compared to the three months ended August 31, 2010. As the number of open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will occur at a rate slower than that of subscription revenue growth due to economies of scale. As a result of investments in purchased technology, our gross profit margin on subscriptions decreased to 93.0% for the three months ended August 31, 2011 from 93.4% for the three months ended August 31, 2010.

Cost of training and services revenue

Cost of training and services revenue is mainly comprised of personnel and third-party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to various types of customers. Cost of training and services revenue increased by 28.1% or $6.6 million to $30.0 million for the three months ended August 31, 2011 from $23.4 million for the three months ended August 31, 2010. The cost to deliver training increased 4.8% or $0.4 million to $8.3 million for the three months ended August 31, 2011 compared to $7.9 million for the three months ended August 31, 2010. The increase in training costs was primarily due to the increased volume of classes offered during the period. Costs to deliver our services revenue increased by 40.0% or $6.2 million and primarily relate to additional compensation expense and travel associated with additions to our staff and the use of outside contractors which increased $3.6 million and $1.3 million, respectively. The remaining increase in costs to deliver our engineering and professional services relates to process and technology infrastructure investments we continue to make to enhance the delivery of our services. Total costs to deliver training and services as a percentage of training and services revenue increased to 69.9% for the three months ended August 31, 2011 from 69.8% for the three months ended August 31, 2010.

Gross profit

Gross profit margin decreased to 83.4% for the three months ended August 31, 2011 from 83.8% for the three months ended August 31, 2010 as a result of increased amortization expense related to investments in purchased technology.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 25.6% or $20.3 million to $99.7 million for the three months ended August 31, 2011 from $79.4 million for the three months ended August 31, 2010. This increase was primarily due to a $17.3 million increase in selling costs, which includes $15.4 million of additional compensation expense attributable to the expansion of our sales force from the prior year. The remaining increase relates to marketing costs, which grew $3.0 million or 17.2% for the three months ended August 31, 2011 as compared to the three months ended August 31, 2010. The increase in marketing costs includes $2.6 million related to increased headcount to support our expanding marketing efforts. Sales and marketing expense decreased as a percentage of revenue to 35.5% for the three months ended August 31, 2011 from 36.1% for the three months ended August 31, 2010 as we began to leverage previous investments made to our sales and marketing functions.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased by 21.5% or $9.1 million to $51.5 million for the three months ended August 31, 2011 from $42.4 million for the three months ended August 31, 2010. The increase in research and development costs primarily resulted from the expansion of our engineering group through direct hires. Compensation expense increased by $7.9 million. The remaining increase in research and development costs relates primarily to process and technology infrastructure enhancements, which increased $1.1 million. Research and development expense was 18.3% and 19.3% of total revenue for the three months ended August 31, 2011 and August 31, 2010, respectively.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including information systems, finance, accounting, legal, human resources and facilities expense. General and administrative expense increased by 9.9% or $2.8 million to $31.0 million for the three months ended August 31, 2011 from $28.2 million for the three months ended August 31, 2010. The increase in general and administrative expenses results from increased compensation expense of $1.8 million. General and administrative expense decreased as a percentage of revenue to 11.0% for the three months ended August 31, 2011 from 12.8% for the three months ended August 31, 2010 as we continued to leverage our corporate functions.

Interest income

Interest income increased by 19.8% or $0.4 million to $2.1 million for the three months ended August 31, 2011 from $1.8 million for the three months ended August 31, 2010. The increase in interest income for the three months ended August 31, 2011 is attributable to yields earned on our higher cash and investment balances.

Other income, net

Other income, net decreased $0.2 million for the three months ended August 31, 2011 as compared to the three months ended August 31, 2010. The decrease is due to reduced gains from the sale of available-for-sale equity securities for the three months ended August 31, 2011 as compared to the same period ended August 31, 2010.

Income taxes

During the three months ended August 31, 2011, we recorded $15.0 million of income tax expense, which is based on an estimated annual effective tax rate of 31.0%, net of a discrete tax benefit of $2.1 million primarily related to a reversal of the valuation allowance on the NOL of a foreign subsidiary. Excluding the impact of the discrete tax benefit, our estimated annual effective tax rate of 31.0% is less than the U.S. federal statutory rate of 35% principally due to foreign income taxed at lower rates.

During the three months ended August 31, 2010, we recorded $12.7 million of income tax expense, which was based on a then estimated annual effective tax rate of 35%. Our estimated annual effective tax rate for the three months ended August 31, 2010, was 35% but the effective rate for the full year ended February 28, 2011 was 30% due to reinstatement of the U.S. federal research tax credit, approval of a tax holiday in Israel and certain other events that occurred during the fourth quarter of fiscal 2011.

Six months ended August 31, 2011 and August 31, 2010

The following table is a summary of our results of operations for the six months ended August 31, 2011 and August 31, 2010 (in thousands):

	Six Months Ended (Unaudited)
	August 31, 2011	August 31, 2010	$ Change	% Change
Revenue:
Subscriptions	$463,870	$365,259	$98,611	27.0%
Training and services	82,196	63,646	18,550	29.1

Total subscription and training and services revenue	546,066	428,905	117,161	27.3

Cost of subscription and training and services revenue:
Cost of subscriptions	31,835	24,920	6,915	27.7
As a % of subscription revenue	6.9%	6.8%
Cost of training and services	57,251	44,019	13,232	30.1
As a % of training and services revenue	69.7%	69.2%

Total cost of subscription and training and services revenue	89,086	68,939	20,147	29.2
As a % of total revenue	16.3%	16.1%

Total gross profit	456,980	359,966	97,014	27.0

Operating expense:
Sales and marketing	197,056	153,998	43,058	28.0
Research and development	99,776	83,019	16,757	20.2
General and administrative	62,311	54,638	7,673	14.0

Total operating expense	359,143	291,655	67,488	23.1

Income from operations	97,837	68,311	29,526	43.2
Interest income	4,063	3,438	625	18.2
Other income, net	59	1,677	(1,618)	(96.5)

Income before provision for income taxes	101,959	73,426	28,533	38.9
Provision for income taxes	29,542	25,699	3,843	15.0

Net income	$72,417	$47,727	$24,690	51.7%

Gross profit margin-subscriptions	93.1%	93.2%
Gross profit margin-training and services	30.3%	30.8%
Gross profit margin	83.7%	83.9%
As a % of total revenue:
Subscription revenue	84.9%	85.2%
Training and services revenue	15.1%	14.8%
Sales and marketing expense	36.1%	35.9%
Research and development expense	18.3%	19.4%
General and administrative expense	11.4%	12.7%
Total operating expenses	65.8%	68.0%
Income from operations	17.9%	15.9%
Income before provision for income taxes	18.7%	17.1%
Net income	13.3%	11.1%
Estimated annual effective income tax rate (1)	31.0%	35.0%

(1)	Estimated annual effective tax rate is based on estimated ordinary income and excludes certain discrete tax benefits of $2.1 million that we recognized during the six months ended August 31, 2011.

Revenue

Subscription revenue

Subscription revenue increased by 27.0% or $98.6 million to $463.9 million for the six months ended August 31, 2011 from $365.3 million for the six months ended August 31, 2010. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion, and continuing innovation, which attracts new customers and helps to drive renewals from existing customers.

Training and services revenue

Total training and services revenue increased by 29.1% or $18.6 million to $82.2 million for the six months ended August 31, 2011 from $63.6 million for the six months ended August 31, 2010. Training revenue increased 21.3% or $5.0 million as some enterprises continued to increase overall spending on discretionary items such as training and related travel. Our services revenue increased by 33.1% or $14.1 million as a result of both a continued increase in discretionary spending and increased subscription sales. Combined training and services revenue increased as a percentage of total revenue to 15.1% for the six months ended August 31, 2011 from 14.8% for the six months ended August 31, 2010.

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue increased by 27.7% or $6.9 million to $31.8 million for the six months ended August 31, 2011 from $24.9 million for the six months ended August 31, 2010. The increase is partially the result of continued additions to our technical support staff to meet the demands of our growing subscriber base for support and maintenance, and includes additional compensation expense of $5.2 million. The remaining variance is primarily due to increased amortization expense related to purchased technology which increased $1.0 million for the six months ended August 31, 2011 as compared to the six months ended August 31, 2010. As the number of open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will occur at a rate slower than that of subscription revenue growth due to economies of scale. As a result investments in purchased technology, gross profit margin on subscriptions decreased to 93.1% for the six months ended August 31, 2011 from 93.2% for the six months ended August 31, 2010.

Cost of training and services revenue

Cost of training and services revenue increased by 30.1% or $13.2 million to $57.3 million for the six months ended August 31, 2011 from $44.0 million for the six months ended August 31, 2010. The cost to deliver training increased 8.0% or $1.2 million to $16.8 million for the six months ended August 31, 2011 compared to $15.6 million for the six months ended August 31, 2010. The increase in training costs was primarily due to the increased volume of classes offered during the period. Costs to deliver our services revenue increased by 41.7% or $12.0 million and primarily relate to additional compensation and travel expenses associated with additions to our staff and the use of outside contractors which increased $7.3 million and $2.0 million, respectively. The remaining increase in costs to deliver our engineering and professional services relates to process and technology infrastructure investments we continue to make to enhance the delivery of our services. Total costs to deliver training and services as a percentage of training and services revenue increased to 69.7% for the six months ended August 31, 2011 from 69.2% for the six months ended August 31, 2010.

Gross profit

Training and services revenue increased to 15.1% of total revenue for the six months ended August 31, 2011 from 14.8% of total revenue for the six months ended August 31, 2010. As a result of this slight product-mix shift from subscriptions to training and services and investments made in purchased technology, overall gross profit margin decreased to 83.7% for the six months ended August 31, 2011 from 83.9% for the six months ended August 31, 2010.

Operating expenses

Sales and marketing

Sales and marketing expense increased by 28.0% or $43.1 million to $197.1 million for the six months ended August 31, 2011 from $154.0 million for the six months ended August 31, 2010. This increase was primarily due to a $34.9 million increase in selling costs, which includes $31.1 million of additional employee compensation expense attributable to the expansion of our sales force from the prior year. The remaining increase relates to marketing costs, which grew $8.2 million or 25.6% for the six months ended August 31, 2011 as compared to the six months ended August 31, 2010. The increase in marketing costs includes $5.3 million of compensation expense related to increased headcount to support our expanding marketing efforts and $1.0 million related to an increase in advertising costs. Sales and marketing expense increased as a percentage of revenue to 36.1% for the six months ended August 31, 2011 from 35.9% for the six months ended August 31, 2010 as we continue to invest in our sales and marketing function to expand the breadth of our global sales coverage and depth of our product sales coverage.

Research and development

Research and development expense increased by 20.2% or $16.8 million to $99.8 million for the six months ended August 31, 2011 from $83.0 million for the six months ended August 31, 2010. The increase in research and development costs primarily resulted from the expansion of our engineering group through direct hires. Compensation expense increased by $14.7 million. The remaining increase in research and development costs relates primarily to process and technology infrastructure enhancements, which increased $1.8 million. Research and development expense was 18.3% and 19.4% of total revenue for the six months ended August 31, 2011 and August 31, 2010, respectively.

General and administrative

General and administrative expense increased by 14.0% or $7.7 million to $62.3 million for the six months ended August 31, 2011 from $54.6 million for the six months ended August 31, 2010. The increase in general and administrative expenses results from increased compensation expense of $3.6 million, outside professional service fees, which increased $1.8 million and additional allowances for bad debt of $1.0 million. The remaining increase in general and administrative costs relates primarily to process and technology infrastructure enhancements, which increased $0.5 million. General and administrative expense decreased as a percentage of revenue to 11.4% for the six months ended August 31, 2011 from 12.7% for the six months ended August 31, 2010 as we continued to leverage our corporate functions.

Interest income

Interest income increased by 18.2% or $0.6 million to $4.1 million for the six months ended August 31, 2011 from $3.4 million for the six months ended August 31, 2010. The increase in interest income for the six months ended August 31, 2011 is attributable to yields earned on our higher cash and investment balances.

Other income, net

Other income, net decreased $1.6 million for the six months ended August 31, 2011 as compared to the six months ended August 31, 2010. The decrease is primarily due to losses realized on settlement of foreign-currency transactions as a result of changes in foreign currency exchange rates.

Income taxes

During the six months ended August 31, 2011, we recorded $29.5 million of income tax expense, which is based on an estimated annual effective tax rate of 31.0%, net of a discrete tax benefit of $2.1 million primarily related to a reversal of the valuation allowance on the NOL of a foreign subsidiary. Excluding the impact of the discrete tax benefit, our estimated annual effective tax rate of 31.0% is less than the U.S. federal statutory rate of 35% principally due to foreign income taxed at lower rates.

During the six months ended August 31, 2010, we recorded $25.7 million of income tax expense, which was based on a then estimated annual effective tax rate of 35%. Our estimated annual effective tax rate for the six months ended August 31, 2010, was 35% but the effective rate for the full year ended February 28, 2011 was 30% due to reinstatement of the U.S. federal research tax credit, approval of a tax holiday in Israel and certain other events that occurred during the fourth quarter of fiscal 2011.

LIQUIDITY AND CAPITAL RESOURCES

We have historically derived a significant portion of our liquidity and operating capital from cash flows from operations as well as the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and follow-on public offerings, the issuance of convertible debentures and borrowings under working capital lines of credit. At August 31, 2011, we had total cash and investments of $1.3 billion, which was comprised of $737.5 million in cash and cash equivalents, $184.2 million of short-term, available-for-sale fixed-income investments, $1.4 million of available-for-sale equity securities, $363.9 million of long-term, available-for-sale fixed-income investments, and $14.2 million in certificates of deposit with maturity dates greater than 30 days. This compares to total cash and investments of $1.2 billion at February 28, 2011.

With $737.5 million in cash and cash equivalents on hand, we believe our cash and cash equivalent balances should be sufficient to satisfy our cash requirements for the next twelve months and for the foreseeable future. We presently do not intend to liquidate our short and long-term investments in debt securities prior to their scheduled maturity dates. However, in the event that we did liquidate these investments prior to their scheduled maturities and there were adverse changes in market interest rates or the overall economic environment, we could be required to recognize a realized loss on those investments when we liquidate. At August 31, 2011 and February 28, 2011, accumulated unrealized losses on our available-for-sale debt securities totaled $1.9 million and $0.5 million, respectively. At August 31, 2011 and February 28, 2011, accumulated unrealized gains related to our short-term equity securities available for sale totaled $1.4 million and $2.6 million, respectively.

Six months ended August 31, 2011

Cash flows—overview

At August 31, 2011, cash and cash equivalents totaled $737.5 million, an increase of $94.8 million as compared to February 28, 2011. The increase in cash and cash equivalents for the six months ended August 31, 2011 is primarily the result of cash provided by operations which generated $167.3 million. Partially offsetting cash provided by operating activities was cash used to repurchase 1.3 million shares of our common stock at a total cost of $57.0 million and investments in tangible assets which totaled $20.2 million. Net cash generated by operating activities and used for investing and financing activities is further described below.

Cash flows from operations

Cash provided by operations of $167.3 million during the six months ended August 31, 2011 includes net income of $72.4 million, adjustments to exclude the impact of non-cash revenues and expenses, which totaled $63.0 million net source of cash, and changes in operating assets and liabilities, which totaled a $31.8 million net source of cash. Cash provided by changes in operating assets and liabilities for the six months ended August 31, 2011 was primarily the result of an increase in our deferred revenue which generated operating cash flow of

$24.1 million and collections on our fourth quarter fiscal 2011’s significant billings which generated operating cash flow of $11.6 million. Cash generated from deferred income taxes of $19.2 million was primarily due to share-based compensation deductions which were in excess of amounts originally recognized in our consolidated statements of operations. Excess tax benefits from share-based compensation, which totaled $16.7 million, is considered a financing source of cash.

Cash flows from investing

Cash used in investing activities of $43.4 million for the six months ended August 31, 2011 includes net purchases of available-for-sale debt securities of $20.0 million, investments in property and equipment of $20.2 million, primarily related to process and information technology infrastructure enhancements and investments in other intangible assets, primarily patents, of $3.6 million.

Cash flows from financing

Cash used in financing activities of $44.5 million for the six months ended August 31, 2011 includes $57.0 million used to repurchase 1.3 million shares of our common stock. Payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to restricted share awards vesting during the six months ended August 31, 2011 totaled $12.0 million. Partially offsetting financing activities using cash were proceeds from excess tax benefits related to share-based employee compensation which totaled $16.7 million and proceeds from employees’ exercise of common stock options which totaled $8.4 million. Payments on other borrowings totaled $0.7 million for the six months ended August 31, 2011.

Investments in debt and equity securities

Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. At August 31, 2011 and February 28, 2011, the vast majority of our investments were priced by pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the securities’ market value, including broker quotes or model valuations. Independent price verifications of all of our holdings are performed by the pricing vendors, which we review. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

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

Given our historically strong operating cash flow and the $1.3 billion of cash and investments held at August 31, 2011, we do not presently anticipate the need to raise cash to fund our operations, either through the sale of additional equity or through the issuance of debt, in the foreseeable future. However, we may take advantage of favorable capital market situations that may arise from time to time to raise additional capital.

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

Off-balance sheet arrangements

As of August 31, 2011 and February 28, 2011, we have no off-balance sheet financing arrangements and do not utilize any “structured debt”, “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency exchange rate fluctuations and changes in the market value of our investments.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of fixed-income securities, including both government and corporate obligations and money market funds. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or perceived credit risk related to the securities’ issuers. A hypothetical one percentage point change in interest rates, assuming a parallel shift of all interest rates, would result in an $8.0 million change in annual interest income derived from investments in our portfolio as of August 31, 2011. For further discussion related to our investments as of August 31, 2011 and February 28, 2011, see NOTE 6 to the Consolidated Financial Statements.

Investment Risk

The fair market value of our investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $5.3 million decrease in the fair value of our available-for-sale investment securities as of August 31, 2011. For further discussion related to our investments as of August 31, 2011 and February 28, 2011, see NOTE 6 to the Consolidated Financial Statements.

Credit Risk

The fair market values of our investment portfolio and cash balances are exposed to counterparty credit risk. Accordingly, while we periodically review our portfolio in an effort to mitigate counterparty risk, the principal values of our cash balances, money market accounts and investments in available-for-sale securities could suffer a loss of value.

Foreign Currency Risk

Approximately 45.5% of our revenue for the three months ended August 31, 2011 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency statements results in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decreases if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from the second quarter of our prior fiscal year ended February 28, 2011, our revenue and operating expenses from non-U.S. operations for the three months ended August 31, 2011 would have been lower than we reported using the average exchange rates for the second quarter of our current fiscal year ending February 29, 2012 by approximately $12.6 million and $8.6 million, respectively, which would have resulted in income from operations being lower by $4.0 million.

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

The aggregate notional amount of outstanding forward contracts at August 31, 2011 was $59.2 million. The fair value of these outstanding contracts at August 31, 2011 was a gross $0.2 million asset and a gross $0.1 million liability, and is recorded in other current assets and accrued expenses, respectively on the Consolidated Balance Sheets. The forward contracts generally expire within three months of the period ended August 31, 2011. The forward contracts will settle in Euros, Japanese yen, Swiss francs, Swedish krona, Czech koruna, Canadian dollars, Singapore dollars, Australian dollars, Mexican pesos and Norwegian krona.

The aggregate notional amount of outstanding forward contracts at February 28, 2011 was $64.5 million. The fair value of these outstanding contracts at February 28, 2011 was a gross $0.4 million asset and a gross $0.1 million liability, and is recorded in other current assets and accrued expenses, respectively on the Consolidated Balance Sheets. The forward contracts generally expire within three months of the period ended February 28, 2011. The forward contracts will settle in Australian dollars, British pounds, Canadian dollars, Czech koruna, Hong Kong dollars, Japanese yen, New Zealand dollars, Swiss francs, Swedish krona and Singapore dollars.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (ASU 2011-08), to simplify how entities test goodwill for impairment. ASU 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. ASU 2011-08 is effective for us in our first quarter of fiscal 2013 but is eligible for early adoption. We currently believe there will be no significant impact on our consolidated financial statements.

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

Commencing on or about March 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. Approximately 310 other IPO issuers were named as defendants in similar class action complaints (together, the “IPO Allocation Actions”). On August 8, 2001, Chief Judge Michael Mukasey of the U.S. District Court for the Southern District of New York issued an order that transferred all of the IPO Allocation Actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings (Case No. 21 MC 92). The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages, attorneys’ and expert fees and other unspecified costs. In October of 2002, the individual director and officer defendants of the Company were dismissed from the case without prejudice. In October of 2004, the District Court certified a class in six of the 310 actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Company’s action is not one of the focus cases. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification with respect to the focus cases and remanded the matter for further consideration. In September 2007, discovery moved forward in the focus cases and plaintiff filed and amended complaints against the focus case issuer and underwriter defendants. Defendants in the focus cases filed motions to dismiss the second amended complaints in November 2007 and filed their oppositions to plaintiffs’ motion for class certification in December 2007. The motions to dismiss in the focus cases were granted in part. On April 2, 2009, the plaintiffs’ executive committee on behalf of the proposed class filed a motion for preliminary approval of a settlement agreement to resolve the lawsuit, to which the Company has consented and for which payments called for by the settlement agreement are to be paid by the defendant insurers. The trial court heard arguments on September 10, 2009 on the fairness of the settlement. In an opinion and order filed October 5, 2009, the trial court approved the class, granted plaintiffs’ motion for approval of the settlement and directed the clerk of the court to close the action. Appeals have been filed and briefed before the Court of Appeals for the Second Circuit. On May 17, 2011, the Second Circuit issued a ruling on the two pending appeals, granting the motion to dismiss one of the appeals, and remanding the other appeal back to the District Court to determine procedural issues relating to the standing of the remaining objector-appellant. On August 25, 2011, the Court rejected the claims of that remaining objector-appellant. A notice of appeal of this decision was filed on September 26, 2011.

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

The Company also experiences routine litigation in the normal course of its business, including patent litigation. The Company presently believes that the outcome of this routine litigation will not have a material adverse effect on its financial position, results of operations or cash flows.

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

We operate in highly competitive markets that are characterized by rapid technological change and frequent new product and service announcements. We must continue to invest significant resources in research and development in order to enhance our existing products and services and introduce new high-quality products and services. If we are unable to ensure that our users and customers have a high-quality experience with our products and services, then they may become dissatisfied and move to competitors’ products and services. In addition, if we are unable to predict user preferences or industry changes, or if we are unable to modify our products and services on a timely basis, we may lose customers. Technological changes, such as the adoption of virtualization and cloud-based technology solutions, may reduce demand for some of our existing product offerings.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below sets forth information regarding the Company’s purchases of its common stock during its second fiscal quarter ended August 31, 2011:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
June 1, 2011—June 30, 2011	348,668	$43.10	348,247	$185.8 million
July 1, 2011—July 31, 2011	209,739	$42.86	140,332	$179.8 million
August 1, 2011—August 31, 2011	402,922	$42.32	401,600	$162.8 million

Total	961,329	$42.72	890,179	$162.8 million

(1)	During the three months ended August 31, 2011, the Company withheld an aggregate of 71,150 shares of common stock from employees to satisfy minimum tax withholding obligations relating to the vesting of restricted share awards. These shares were not withheld pursuant to the program described in Note 2 below.

(2)	On March 24, 2010, the Company announced that its Board of Directors had authorized the repurchase of up to an aggregate of $300.0 million of the Company’s common stock from time to time in open market or privately negotiated transactions, as applicable. The program will expire on the earlier of (i) March 31, 2012 or (ii) a determination by the Board of Directors, Chief Executive Officer or Chief Financial Officer to discontinue the program. See NOTE 10 to the Consolidated Financial Statements for information regarding the Company’s $300.0 million stock repurchase program announced on March 24, 2010.

ITEM 6.	EXHIBITS

(a) List of Exhibits

Exhibit No.	Exhibit

10.1*+	Red Hat, Inc. Performance Compensation Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 16, 2011 (File No. 001-33162))

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the registrant’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit No.	Exhibit

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a management contract or compensatory plan, contract or arrangement.
+	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

Date: October 6, 2011	By:	/S/ JAMES M. WHITEHURST
James M. Whitehurst President and Chief Executive Officer (Duly Authorized Officer on Behalf of the Registrant)

RED HAT, INC.

Date: October 6, 2011	By:	/S/ CHARLES E. PETERS, JR.
Charles E. Peters, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

RED HAT, INC.

Date: October 6, 2011	By:	/S/ MARK E. COOK
Mark E. Cook Vice President and Controller (Principal Accounting Officer)