Form 10-Q
period 2011-11-30
RED HAT INC
filed 2012-01-09
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

As of December 30, 2011, there were 193,137,311 shares of common stock outstanding.

RED HAT, INC.

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands—except share and per share amounts)

	November 30, 2011 (Unaudited)	February 28, 2011 (1)
ASSETS
Current assets:
Cash and cash equivalents	$526,665	$642,630
Investments in debt and equity securities, short-term	281,647	217,970
Accounts receivable, net of allowances for doubtful accounts of $1,923 and $1,379, respectively	206,449	184,741
Deferred tax assets, net	69,460	75,720
Prepaid expenses	67,422	62,364
Other current assets	2,175	1,133

Total current assets	1,153,818	1,184,558
Property and equipment, net of accumulated depreciation and amortization of $159,288 and $139,753, respectively	83,925	75,558
Goodwill	591,061	463,673
Identifiable intangibles, net	104,566	109,932
Investments in debt securities, long-term	408,455	331,791
Other assets, net	38,449	33,810

Total assets	$2,380,274	$2,199,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,405	$16,285
Accrued expenses	101,107	90,229
Deferred revenue	609,746	572,637
Other current obligations	632	650

Total current liabilities	733,890	679,801
Deferred lease credits	5,058	5,215
Long-term deferred revenue	209,869	199,617
Other long-term obligations	24,060	23,990
Commitments and contingencies (NOTE 12 and NOTE 13)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 226,208,941 and 223,778,248 shares issued, and 194,150,435 and 193,046,862 shares outstanding at November 30, 2011 and February 28, 2011, respectively	23	22
Additional paid-in capital	1,679,955	1,610,238
Retained earnings	355,707	245,050
Treasury stock at cost, 32,058,506 and 30,731,386 shares at November 30, 2011 and February 28, 2011, respectively	(619,744)	(562,792)
Accumulated other comprehensive loss	(8,544)	(1,819)

Total stockholders’ equity	1,407,397	1,290,699

Total liabilities and stockholders’ equity	$2,380,274	$2,199,322

(1)	Derived from audited financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands—except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010
Revenue:
Subscriptions	$246,538	$198,842	$710,408	$564,101
Training and services	43,488	36,734	125,684	100,380

Total subscription and training and services revenue	290,026	235,576	836,092	664,481

Cost of subscription and training and services revenue:
Cost of subscriptions	17,041	13,336	48,876	38,256
Cost of training and services	28,148	26,408	85,399	70,427

Total cost of subscription and training and services revenue	45,189	39,744	134,275	108,683

Gross profit	244,837	195,832	701,817	555,798
Operating expense:
Sales and marketing	107,561	85,138	304,617	239,136
Research and development	53,739	43,083	153,515	126,102
General and administrative	29,965	29,655	92,277	84,294

Total operating expense	191,265	157,876	550,409	449,532

Income from operations	53,572	37,956	151,408	106,266
Interest income	2,075	1,608	6,138	5,046
Other income, net	(227)	462	(167)	2,140

Income before provision for income taxes	55,420	40,026	157,379	113,452
Provision for income taxes	17,180	14,009	46,722	39,708

Net income	$38,240	$26,017	$110,657	$73,744

Basic net income per common share	$0.20	$0.14	$0.57	$0.39

Diluted net income per common share	$0.19	$0.13	$0.56	$0.38

Weighted average shares outstanding
Basic	193,393	191,296	193,162	189,410
Diluted	196,468	196,908	196,493	195,723

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010
Cash flows from operating activities:
Net income	$38,240	$26,017	$110,657	$73,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,392	11,829	38,278	35,240
Share-based compensation expense	20,770	15,340	55,710	44,189
Deferred income taxes	17,015	7,911	36,225	29,697
Excess tax benefits from share-based payment arrangements	(7,626)	(10,800)	(24,298)	(31,999)
Gain on sale of investments in equity securities	0	(1,726)	(1,307)	(2,843)
Other	(233)	673	757	789
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable	(35,014)	(23,762)	(23,429)	(11,030)
Prepaid expenses	(3,096)	(4,613)	(6,324)	(9,357)
Accounts payable	6,585	5,544	6,209	2,662
Accrued expenses	15,621	16,343	15,386	24,595
Deferred revenue	32,046	26,803	56,167	39,184
Other	(144)	1,261	(159)	877

Net cash provided by operating activities	96,556	70,820	263,872	195,748

Cash flows from investing activities:
Purchase of investment in debt securities available-for-sale	(329,730)	(314,729)	(731,016)	(535,093)
Proceeds from sales and maturities of investment in debt securities available-for-sale	196,991	191,259	578,267	605,388
Proceeds from sales of investment in equity securities available-for-sale	0	1,843	1,346	3,000
Acquisition of business, net of cash acquired	(135,210)	(31,381)	(135,210)	(31,381)
Purchase of strategic equity investments	(1,622)	0	(2,622)	0
Purchase of developed technologies and other intangible assets	(643)	(9,481)	(4,245)	(12,426)
Purchase of property and equipment	(11,115)	(10,079)	(31,294)	(25,171)

Net cash provided by (used in) investing activities	(281,329)	(172,568)	(324,774)	4,317

Cash flows from financing activities:
Excess tax benefits from share-based payment arrangements	7,626	10,800	24,298	31,999
Proceeds from exercise of common stock options	7,139	24,654	15,552	80,353
Payments related to net settlement of share-based compensation awards	(20,118)	(14,899)	(32,103)	(23,089)
Purchase of treasury stock	0	0	(56,952)	(79,355)
Proceeds from other borrowings	66	335	66	335
Payments on other borrowings	(136)	0	(825)	(877)

Net cash provided by (used in) financing activities	(5,423)	20,890	(49,964)	9,366

Effect of foreign currency exchange rates on cash and cash equivalents	(20,597)	6,545	(5,099)	(2,635)

Net increase (decrease) in cash and cash equivalents	(210,793)	(74,313)	(115,965)	206,796
Cash and cash equivalents at beginning of the period	737,458	669,227	642,630	388,118

Cash and cash equivalents at end of the period	$526,665	$594,914	$526,665	$594,914

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—Company

Red Hat, Inc., incorporated in Delaware, together with its subsidiaries (“Red Hat” or the “Company”) is a global leader in providing open source software solutions to the enterprise. The Company is also the market leader in providing enterprise-ready open source operating system platforms. The Company applies its technology leadership to create its: enterprise operating platform, Red Hat Enterprise Linux; enterprise middleware platform, JBoss Enterprise Middleware; virtualization solutions and other infrastructure technology solutions, based on open source technology. The Company’s enterprise solutions are intended to meet the functionality requirements and performance demands of the enterprise and third-party computer hardware and software applications that are critical to the enterprise. The Company provides these solutions through content distribution and management services, Red Hat Network, RHN Satellite and JBoss Operations Network, which allow various Red Hat enterprise technologies to be updated and configured and the performance of these and other technologies to be monitored in an automated fashion. These solutions reflect the Company’s continuing commitment to provide an enterprise-wide infrastructure platform and developer solutions based on open source technology. The Company derives its revenue and generates its cash from customers primarily from two sources: (i) subscriptions for its enterprise technologies and (ii) training and services revenue, as further described in NOTE 2, Summary of Significant Accounting Policies contained in the Company’s Annual report on Form 10-K for the year ended February 28, 2011 (“fiscal 2011”).

NOTE 2—Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three months and nine months ended November 30, 2011 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months and nine months ended November 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending February 29, 2012 (“fiscal 2012”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting. For further information, see the Company’s Consolidated Financial Statements, including notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2011.

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

Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. ASU 2011-11 is effective for the Company in the first quarter of its fiscal year ending February 28, 2014 (“fiscal 2014”). The Company currently believes there will be no significant impact on its consolidated financial statements.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 3—Changes in Equity and Other Comprehensive Income

The following table summarizes the changes in the Company’s stockholders’ equity, including other comprehensive income, during the three months ended November 30, 2011 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at August 31, 2011	$22	$1,664,433	$317,467	$(619,744)	$(1,007)	$1,361,171
Net income	0	0	38,240	0	0	38,240
Other comprehensive income:
Foreign currency translation adjustment					(6,575)
Unrealized gain (loss) on securities during period					(924)
Reclassification for (gain) loss recognized during period					(38)

Other comprehensive income, net of tax					(7,537)	(7,537)

Comprehensive income			38,240		(7,537)	30,703
Exercise of common stock options	1	7,138	0	0	0	7,139
Share-based compensation expense	0	20,770	0	0	0	20,770
Assumed employee share-based awards from acquisitions	0	1,244	0	0	0	1,244
Tax benefits related to share-based awards	0	6,488	0	0	0	6,488
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	0	(20,118)	0	0	0	(20,118)

Balance at November 30, 2011	$23	$1,679,955	$355,707	$(619,744)	$(8,544)	$1,407,397

The following table summarizes the changes in the Company’s stockholders’ equity, including other comprehensive income, during the three months ended November 30, 2010 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at August 31, 2010	$22	$1,552,830	$185,499	$(552,001)	$(4,357)	$1,181,993
Net income	0	0	26,017	0	0	26,017
Other comprehensive income:
Foreign currency translation adjustment					1,074
Unrealized gain (loss) on securities during period					865
Reclassification for (gain) loss recognized during period					(1,377)

Other comprehensive income, net of tax					562	562

Comprehensive income			26,017		562	26,579
Exercise of common stock options	0	24,654	0	0	0	24,654
Share-based compensation expense	0	15,340	0	0	0	15,340
Tax benefits related to share-based awards	0	(23,711)	0	0	0	(23,711)
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	0	(14,899)	0	0	0	(14,899)

Balance at November 30, 2010	$22	$1,554,214	$211,516	$(552,001)	$(3,795)	$1,209,956

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the changes in the Company’s stockholders’ equity, including other comprehensive income, during the nine months ended November 30, 2011 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at February 28, 2011	$22	$1,610,238	$245,050	$(562,792)	$(1,819)	$1,290,699
Net income	0	0	110,657	0	0	110,657
Other comprehensive income:
Foreign currency translation adjustment					(3,960)
Unrealized gain (loss) on securities during period					(1,411)
Reclassification for (gain) loss recognized during period					(1,354)

Other comprehensive income, net of tax					(6,725)	(6,725)

Comprehensive income			110,657		(6,725)	103,932
Exercise of common stock options	1	15,552	0	0	0	15,553
Common stock repurchase (also see NOTE 10)	0	0	0	(56,952)	0	(56,952)
Share-based compensation expense	0	55,710	0	0	0	55,710
Assumed employee share-based awards from acquisitions	0	1,244				1,244
Tax benefits related to share-based awards	0	29,314	0	0	0	29,314
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	0	(32,103)	0	0	0	(32,103)

Balance at November 30, 2011	$23	$1,679,955	$355,707	$(619,744)	$(8,544)	$1,407,397

The following table summarizes the changes in the Company’s stockholders’ equity, including other comprehensive income, during the nine months ended November 30, 2010 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at February 28, 2010	$22	$1,444,848	$137,772	$(472,646)	$1,056	$1,111,052
Net income	0	0	73,744	0	0	73,744
Other comprehensive income:
Foreign currency translation adjustment					(2,927)
Unrealized gain (loss) on securities during period					493
Reclassification for (gain) loss recognized during period					(2,417)

Other comprehensive income, net of tax					(4,851)	(4,851)

Comprehensive income			73,744		(4,851)	68,893
Exercise of common stock options	0	80,353	0	0	0	80,353
Common stock repurchase	0	0	0	(79,355)	0	(79,355)
Share-based compensation expense	0	44,189	0	0	0	44,189
Tax benefits related to share-based awards	0	7,913	0	0	0	7,913
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	0	(23,089)	0	0	0	(23,089)

Balance at November 30, 2010	$22	$1,554,214	$211,516	$(552,001)	$(3,795)	$1,209,956

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 4—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of purchased technologies, customer and reseller relationships, trademarks, copyrights and patents, which are amortized over the estimated useful life, generally on a straight-line basis with the exception of customer contracts and relationships which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit. Useful lives range from three to twelve years for purchased technologies and customer and reseller relationships and three to ten years for trademarks, copyrights and patents. As of November 30, 2011 and February 28, 2011, trademarks with an indefinite estimated useful life totaled $9.4 million and $9.1 million, respectively. The following is a summary of identifiable intangible assets (in thousands):

	November 30, 2011			February 28, 2011
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$61,639	$(19,432)	$42,207	$58,122	$(16,817)	$41,305
Purchased technologies	58,780	(37,778)	21,002	59,233	(32,081)	27,152
Customer and reseller relationships	86,942	(45,585)	41,357	80,768	(39,293)	41,475

Total identifiable intangible assets	$207,361	$(102,795)	$104,566	$198,123	$(88,191)	$109,932

Amortization expense associated with identifiable intangible assets recognized in the Company’s Consolidated Financial Statements for the three months and nine months ended November 30, 2011 and November 30, 2010 is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010
Cost of revenue	$669	$887	$2,864	$2,295
Sales and marketing	1,957	2,076	5,874	6,237
Research and development	940	925	3,254	2,775
General and administrative	905	839	2,616	2,494

Total amortization expense	$4,471	$4,727	$14,608	$13,801

NOTE 5—Income Taxes

Income Tax Expense

During the three months and nine months ended November 30, 2011, the Company recorded $17.2 million and $46.7 million of income tax expense, respectively. Tax expense for the nine months ended November 30, 2011 includes a net discrete tax benefit primarily from a reversal of the valuation allowance on the NOL of a foreign subsidiary, which resulted in a net reduction of income tax expense of $2.1 million. Excluding the impact of the discrete tax benefit, the Company’s estimated annual effective tax rate was 31.0% for the three months and nine months ended November 30, 2011. The Company’s estimated annual effective tax rate excluding the discrete item of 31.0% for fiscal 2012 differs from the U.S. federal statutory rate of 35.0% principally due to foreign income taxed at lower rates.

During the three months and nine months ended November 30, 2010, the Company recorded $14.0 million and $39.7 million of income tax expense, which was based on an estimated annual effective tax rate of 35.0%. The effective tax rate for the full year ended February 28, 2011 was 30.0% due to reinstatement of the U.S. federal research tax credit, approval of a tax holiday in Israel and certain other events that occurred during the fourth quarter of fiscal 2011.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the Company’s tax provision for the three months and nine months ended November 30, 2011 and November 30, 2010:

	Three Months Ended		Nine Months Ended
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010
Provision for income taxes:
Income before provision for income taxes	$55,420	$40,026	$157,379	$113,452
Estimated annual effective tax rate on current year ordinary income	31%	35%	31%	35%

Provision for income taxes on current year ordinary income	17,180	14,009	48,787	39,708
Net discrete tax benefit from a reversal of the valuation allowance on the NOL of a foreign subsidiary	0	0	2,065	0

Provision for income taxes	$17,180	$14,009	$46,722	$39,708

Deferred Taxes

As of November 30, 2011, deferred tax assets (current and non-current) totaled $109.3 million, of which $1.9 million was offset by a valuation allowance. The Company continues to maintain a valuation allowance against its deferred tax assets with respect to certain foreign NOLs.

As of November 30, 2011, the Company had state NOL carryforwards of approximately $66.1 million. As of November 30, 2011, the Company had a U.S. federal research tax credit carryforward of approximately $39.6 million and a U.S. foreign tax credit carryforward of approximately $14.3 million. These NOL and tax credit carryforwards are scheduled to expire in varying amounts beginning in 2013.

Unrecognized tax benefits

The Company’s unrecognized tax benefits were $43.0 million as of November 30, 2011 and $42.1 million as of February 28, 2011. The Company’s unrecognized tax benefits at November 30, 2011 and February 28, 2011, which, if recognized, would affect the Company’s effective tax rate, were $39.0 million and $38.1 million, respectively.

During the three months and nine months ended November 30, 2011, the amount of unrecognized tax benefits increased $0.5 million and $0.9 million, respectively, primarily as a result of changes with respect to tax positions taken during prior periods. The results and timing of the resolution of tax audits is highly uncertain and the Company is unable to estimate the range of possible changes to the balance of unrecognized tax benefits. However, the Company does not currently anticipate any significant changes in its unrecognized tax benefits for the next 12 months. During the nine months ended November 30, 2011, there was a settlement of an uncertain income tax position and a reduction in long term obligations related to unrecognized tax benefits, the amount of which is insignificant.

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as income tax expense. Accrued interest and penalties related to unrecognized tax benefits totaled $3.2 million as of November 30, 2011 and $3.1 million as February 28, 2011.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of November 30, 2011. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs:

Tax Jurisdiction	Years Subject to Income Tax Examination
U.S. federal*	1994 – Present
North Carolina	1999 – Present
Ireland	2006 – Present
Japan**	2012 – Present

*	An income tax examination by the U.S. Internal Revenue Service with respect to the Company’s fiscal year ended February 28, 2007 has been completed. There were no significant adjustments resulting from the examination.

**	The Company has been examined for income tax for years through February 28, 2011. However, the statute of limitations remains open for 5 years.

The Company or one of its subsidiaries is currently undergoing an income tax examination in India.

The tax examination in Japan has been concluded with no significant adjustments.

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

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at November 30, 2011 (in thousands):

	As of November 30, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$337,394	$337,394	$0	$0
Available-for-sale securities (1):
Treasuries	753	753	0	0
Certificates of deposit	15,716	0	15,716	0
Commercial paper	30,470	0	30,470	0
Agencies	325,636	0	325,636	0
Municipal bonds	13,160	0	13,160	0
Corporates	310,709	0	310,709	0
Equities (1)	1,683	1,683	0	0
Derivative instruments (2)	39	0	39	0
Liabilities:
Derivative instruments (3)	(157)	0	(157)	0

Total	$1,035,403	$339,830	$695,573	$0

(1)	Included in either cash and cash equivalents or investments in debt and equity securities in the Company’s Consolidated Balance Sheet at November 30, 2011, in addition to $181.3 million of cash.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(2)	Included in other current assets in the Company’s Consolidated Balance Sheet at November 30, 2011.

(3)	Included in accrued expenses in the Company’s Consolidated Balance Sheet at November 30, 2011.

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at February 28, 2011 (in thousands):

	As of February 28, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$532,537	$532,537	$0	$0
Available-for-sale securities (1):
Certificates of deposit	1,840	0	1,840	0
Commercial paper	27,562	0	27,562	0
Agencies	312,136	0	312,136	0
Municipal bonds	13,249	0	13,249	0
Corporates	193,917	0	193,917	0
Equities (1)	2,677	2,677	0	0
Derivative instruments (2)	434	0	434	0
Liabilities:
Derivative instruments (3)	(96)	0	(96)	0

Total	$1,084,256	$535,214	$549,042	$0

(1)	Included in either cash and cash equivalents or investments in debt and equity securities in the Company’s Consolidated Balance Sheet at February 28, 2011 in addition to $108.5 million of cash.

(2)	Included in other current assets in the Company’s Consolidated Balance Sheet at February 28, 2011.

(3)	Included in accrued expenses in the Company’s Consolidated Balance Sheet at February 28, 2011.

The following table represents the Company’s investments measured at fair value as of November 30, 2011 (in thousands):

	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Balance Sheet Classification
					Cash Equivalent Marketable Securities	Short-term Marketable Securities	Long-term Marketable Securities
		Gains	Losses (1)
Money markets	$337,394	$0	$0	$337,394	$337,394	$0	$0
Treasuries	753	0	0	753	0	753	0
Certificates of deposit	15,716	0	0	15,716	525	15,191	0
Commercial paper	30,463	7	0	30,470	7,500	22,970	0
Agencies	325,638	117	(119)	325,636	0	47,458	278,178
Municipal bonds	13,129	31	0	13,160	0	9,040	4,120
Corporates	314,318	146	(3,755)	310,709	0	184,552	126,157
Equities	45	1,638	0	1,683	0	1,683	0

Total	$1,037,456	$1,939	$(3,874)	$1,035,521	$345,419	$281,647	$408,455

(1)	Accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer totaled $0.8 million at November 30, 2011.

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

The effects of forward contracts on the Company’s Consolidated Financial Statements are as follows as of November 30, 2011 and for the three months and nine months then ended (in thousands):

	As of November 30, 2011			Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended November 30, 2011	Nine Months Ended November 30, 2011
	Balance Sheet Location	Fair Value	Notional Value		Amount of Gain (Loss) Recognized in Income on Derivative
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$39	$8,764	Other income, net	$203	$1,202
Liabilities—foreign currency forward contracts not designated as hedges	Accrued expenses	$(157)	$21,111	Other income, net	$(1,434)	$(2,151)

TOTAL		$(118)	$29,875		$(1,231)	$(949)

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The effects of forward contracts on the Company’s Consolidated Financial Statements are as follows as of November 30, 2010 and for the three months and nine months then ended (in thousands):

	As of November 30, 2010				Three Months Ended November 30, 2010	Nine Months Ended November 30, 2010
	Balance Sheet Location	Fair Value	Notional Value	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$22	$1,929	Other income, net	$472	$917
Liabilities—foreign currency forward contracts not designated as hedges	Accrued expenses	$(194)	$19,351	Other income, net	$(324)	$(1,369)

TOTAL		$(172)	$21,280		$148	$(452)

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

The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements for the three months and nine months ended November 30, 2011 and November 30, 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010
Cost of revenue	$2,245	$1,607	$5,877	$4,168
Sales and marketing	7,157	4,922	18,829	13,469
Research and development	5,368	3,960	14,445	11,395
General and administrative	6,000	4,851	16,559	15,157

Total share-based compensation	$20,770	$15,340	$55,710	$44,189

Share-based compensation expense qualifying for capitalization was insignificant for each of the three months and nine months ended November 30, 2011 and November 30, 2010. Accordingly, no share-based compensation expense was capitalized during the three months and nine months ended November 30, 2011 and November 30, 2010.

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

During the three months and nine months ended November 30, 2011, the Company granted the following share-based awards:

	Three Months Ended		Nine Months Ended
	Shares and Shares Underlying Awards	Weighted Average Per Share Fair Value	Shares and Shares Underlying Awards	Weighted Average Per Share Fair Value
Options	31,065	$15.87	44,453	$15.52
Nonvested shares and share units	1,782,920	$45.38	2,108,684	$45.16
Performance share units—target (1)	0	$0.00	316,668	$43.60
Performance share awards (2)	0	$0.00	167,820	$43.57
Deferred share units	1,117	$52.72	39,080	$44.20

Total awards	1,815,102	$44.88	2,676,705	$44.37

(1)	On May 25, 2011, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved a form of award agreement for use with grants of performance share units (“PSUs”) in FY2012 with payouts based on the Company’s financial performance (the “FY2012 Operating Performance PSU Agreement”) and a form of award agreement for use with grants of PSUs in FY2012 with payouts based on the performance of the Company’s common stock (the “FY2012 Share Price Performance PSU Agreement”). Under the FY2012 Operating Performance PSU Agreement, an executive will be granted an award for a target number of PSUs, and depending on the Company’s financial performance, the executive may earn up to 200% of the target number of PSUs (the “Maximum PSUs”) over a performance period with three separate performance segments corresponding to three fiscal years of the Company. Up to 25% of the Maximum PSUs may be earned in respect of the first performance segment; up to 50% of the Maximum PSUs may be earned in respect of the second performance segment, less the amount earned in the first performance segment; and up to 100% of the Maximum PSUs may be earned in respect of the third performance segment, less the amount earned in the first and second performance segments. Under the FY2012 Share Price Performance PSU Agreement, an executive will be granted an award for a target number of PSUs, and depending on the performance of the Company’s common stock over a thirty-six month period beginning on March 1, 2011 (the “Share Price Performance Period”), the executive may earn up to 200% of the target number of PSUs. The number of PSUs earned, according to the formula specified in the FY2012 Share Price Performance PSU Agreement, will be determined based on a comparison of the performance of the Company’s stock price relative to the performance of the stock price of specified peer companies during the Share Price Performance Period. This performance is measured by the change in the average price of common stock calculated over the ninety-day periods ending at both the beginning and the end of the Share Price Performance Period.

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

The following table reconciles the numerators and denominators of the earnings per share calculation for the three months and nine months ended November 30, 2011 and November 30, 2010 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010
Net income and net income—diluted	$38,240	$26,017	$110,657	$73,744

Weighted average common shares outstanding	193,393	191,296	193,162	189,410
Incremental shares attributable to assumed vesting or exercise of outstanding equity awards shares	3,075	5,612	3,331	6,313

Diluted shares	196,468	196,908	196,493	195,723

Diluted net income per share	$0.19	$0.13	$0.56	$0.38

The following shares awards are not included in the computation of diluted earnings per share because the aggregate value of proceeds considered received upon either exercise or vesting were greater than the average market price of the Company’s common stock during the related periods and the effect of including such share awards in the computation would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010
Number of shares considered anti-dilutive for calculating diluted net income per share:	771	32	286	314

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

As of November 30, 2011, the amount available under the program for the repurchase of the Company’s common stock was $162.8 million. See NOTE 15 to the Consolidated Financial Statements for a discussion of shares repurchased under the program subsequent to November 30, 2011.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 11—Segment Reporting

The Company is organized primarily on the basis of three geographic business segments: the Americas (U.S., Latin America and Canada), EMEA (Europe, Middle East and Africa) and Asia Pacific. These business segments are aggregated into one reportable segment due to the similarity in nature of products and services provided, financial performance economic characteristics (e.g., revenue growth and gross margin), methods of production and distribution and customer classes (e.g., distributors, resellers and enterprise).

The following table lists, for the three months and nine months ended November 30, 2011 and November 30, 2010, revenue from unaffiliated customers in the United States, the Company’s country of domicile, revenue from unaffiliated customers in Japan, which in terms of revenue was the only individually material country outside the United States, and revenue from other foreign countries.

	Three Months Ended		Nine Months Ended
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010
United States, the Company’s country of domicile	$159,875	$130,962	$457,203	$373,701
Japan	22,901	19,874	66,781	54,351
Other foreign	107,250	84,740	312,108	236,429

Total revenue from unaffiliated customers	$290,026	$235,576	$836,092	$664,481

Total tangible long-lived assets located in the United States, the Company’s country of domicile, and similar tangible long-lived assets held outside the United States are summarized in the following table as of November 30, 2011 and February 28, 2011:

	As of November 30, 2011	As of February 28, 2011
United States, the Company’s country of domicile	$57,490	$53,722
Foreign	26,435	21,836

Total tangible long-lived assets	$83,925	$75,558

As of November 30, 2011, one customer accounted for 11% of the Company’s accounts receivable. At February 28, 2011, no individual customer accounted for more than 10% of the Company’s accounts receivable. For each of the three months and nine months ended November 30, 2011 and November 30, 2010 there were no individual customers from which the Company generated 10% or greater revenue.

NOTE 12—Commitments and Contingencies

As of November 30, 2011, the Company leased office space and certain equipment under various non-cancelable operating leases. Rent expense under operating leases was $6.0 million for each of the three months ended November 30, 2011 and November 30, 2010. Rent expense under operating leases for the nine months ended November 30, 2011 and November 30, 2010 was $18.2 million and $17.1 million, respectively.

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

NOTE 13—Legal Proceedings

Commencing on or about March 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. Approximately 310 other IPO issuers were named as defendants in similar class action complaints (together, the “IPO Allocation Actions”). On August 8, 2001, Chief Judge Michael Mukasey of the U.S. District Court for the Southern District of New York issued an order that transferred all of the IPO Allocation Actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings (Case No. 21 MC 92). The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages, attorneys’ and expert fees and other unspecified costs. In October of 2002, the individual director and officer defendants of the Company were dismissed from the case without prejudice. In October of 2004, the District Court certified a class in six of the 310 actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Company’s action is not one of the focus cases. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification with respect to the focus cases and remanded the matter for further consideration. In September 2007, discovery moved forward in the focus cases and plaintiff filed and amended complaints against the focus case issuer and underwriter defendants. Defendants in the focus cases filed motions to dismiss the second amended complaints in November 2007 and filed their oppositions to plaintiffs’ motion for class certification in December 2007. The motions to dismiss in the focus cases were granted in part. On April 2, 2009, the plaintiffs’ executive committee on behalf of the proposed class filed a motion for preliminary approval of a settlement agreement to resolve the lawsuit, to which the Company has consented and for which payments called for by the settlement agreement are to be paid by the defendant insurers. The trial court heard arguments on September 10, 2009 on the fairness of the settlement. In an opinion and order filed October 5, 2009, the trial court approved the class, granted plaintiffs’ motion for approval of the settlement and directed the clerk of the court to close the action. Appeals have been filed and briefed before the Court of Appeals for the Second Circuit. On May 17, 2011, the Second Circuit issued a ruling on the two pending appeals, granting the motion to dismiss one of the appeals, and remanding the other appeal back to the District Court to determine procedural issues relating to the standing of the remaining objector-appellant. On August 25, 2011, the Court rejected the claims of that remaining objector-appellant. A notice of appeal of this decision was filed on September 26, 2011. On November 10, 2011, Plaintiffs moved to dismiss with prejudice the appeal by the remaining objector-appellant, and requested that the Court consider the motion on an expedited basis. The remaining objector-appellant filed a brief in opposition to Plaintiffs’ motion to dismiss on November 4, 2011.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In the summer of 2004, 14 class action lawsuits were filed against the Company and several of its former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of North Carolina. In each of the actions, plaintiffs sought to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arose in connection with the Company’s announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs asserted that certain former officers (the “Individual Defendants”) and the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), and Rule l0b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs sought unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in the Company’s common stock, disgorgement by the Company’s former chief executive officer and former chief financial officer of certain compensation and profits from trading in the Company’s common stock pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 and other relief. As of September 8, 2004, all of these class action lawsuits were consolidated into a single action referenced as Civil Action No. 5:04-C V-473BR and titled In re Red Hat, Inc. Securities Litigation. On May 6, 2005, the plaintiffs filed an amended consolidated class action complaint. On July 29, 2005, the Company, on behalf of itself and the Individual Defendants, filed a motion to dismiss the action for failure to state a claim upon which relief may be granted. Also on that date, PricewaterhouseCoopers LLP (“PwC”), another defendant, filed a separate motion to dismiss. On May 12, 2006, the Court issued an order granting the motion to dismiss the Securities Exchange Act claims against several of the Individual Defendants, but denying the motion to dismiss the Securities Exchange Act claims against the Company, its former chief executive officer and former chief financial officer. The Court dismissed the claims under the Sarbanes-Oxley Act in their entirety, and also granted PwC’s motion to dismiss. On November 6, 2006, the plaintiffs filed a motion for class certification. Subsequent to the filing of that motion, several plaintiffs withdrew as potential class representatives, and the Company opposed the certification of the remaining proposed class representatives. On May 11, 2007, the Court entered an order denying class certification and denying all other pending motions as moot. Thereafter, on July 13, 2007 Charles Gilbert filed a renewed motion for appointment as lead plaintiff and approval of selection of lead counsel. On November 13, 2007, the Court entered an Order allowing Gilbert’s motion, appointing him lead plaintiff, adding him as a party plaintiff and appointing lead counsel. On January 14, 2008, Gilbert’s counsel filed a motion to certify the action as a class action. On August 28, 2009, the Court entered an Order certifying the action as a class action, appointing Gilbert as the class representative, and defining the class as “all purchasers of the common stock of Red Hat, Inc. between December 17, 2002, and July 12, 2004, inclusive and who were damaged thereby,” excluding Company insiders. On December 15, 2009, the Company announced that it had reached an agreement in principle to settle this matter, subject, among other matters, to completion of a final written settlement agreement and court approval. The Company recorded, for its quarter ended November 30, 2009, an estimated liability in the amount of $8.8 million for its portion of the proposed settlement. On March 29, 2010, counsel for the class filed a Motion for Preliminary Approval of the Settlement and, on June 11, 2010, a United States Magistrate Judge issued a Memorandum and Recommendation to the presiding judge that the motion be approved. On July 8, 2010, the presiding judge approved the motion and set the hearing for the final fairness hearing on December 7, 2010. The settlement was approved by the District Court in an order dated December 10, 2010. On March 30, 2011, the Court ordered the cases removed from the active docket. Since that time, the Court has approved a Motion for Disbursement of Funds and currently has before it a final motion for disbursement of additional funds.

The Company also experiences routine litigation in the normal course of its business, including patent litigation. The Company presently believes that the outcome of this routine litigation will not have a material adverse effect on its financial position, results of operations or cash flows.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 14—Business Combinations

Acquisition of Gluster, Inc.

On October 7, 2011, the Company completed its acquisition of all issued and outstanding shares of Gluster, Inc. (“Gluster”), a provider of open source storage software. The acquisition expands the Company’s enterprise software offerings to include storage management of unstructured data and in-cloud deployments. The consideration transferred by the Company in connection with the acquisition totaled $137.2 million. The Company incurred $0.5 million in transactions costs including legal and accounting fees relating to the acquisition. These costs have been expensed as incurred and included in general and administrative expense on the Consolidated Statement of Operations.

The total consideration transferred by the Company in connection with the acquisition is summarized in the following table (in thousands):

Total Consideration Transferred
Cash consideration paid to and or on behalf of Gluster stockholders	$135,906
Fair value of unvested employee share-based awards assumed and attributed to pre-combination services	1,244

Total	$137,150

The table below represents the tangible and identifiable intangible assets and liabilities (in thousands) based on management’s preliminary assessment of the acquisition date fair value of the assets acquired and liabilities assumed:

Total Consideration Allocated
Estimated identifiable intangible assets (see detail below)	$6,800
Cash	696
Accounts receivable	321
Fixed assets	454
Deferred tax assets, net	3,263
Other assets	1,093
Accrued liabilities	(1,828)
Deferred revenue	(321)
Goodwill	126,672

Total	$137,150

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the allocation of estimated identifiable intangible assets resulting from the acquisition. For purposes of this preliminary allocation, the Company has assessed a fair value of Gluster identifiable intangible assets related to customer relationships and trade names and trademarks based on the net present value of the projected income stream of these identifiable intangible assets. The Company expects to finalize its valuation assessment of intangible assets by the end of fiscal 2012. The fair value of the identifiable intangible assets is being amortized over the estimated useful life of each intangible asset on a straight-line basis which approximates the economic pattern of benefits (in thousands):

	Expense Type	Estimated Life (Years)	Total
Customer relationships	Sales and marketing	5	$6,200
Trade names and trademark	General and administrative	Indefinite	600

Total estimated identifiable intangible assets			$6,800

Pro forma consolidated financial information

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three months and nine months ended November 30, 2011 and November 30, 2010 (in thousands, except per share amounts) as if the acquisition of Gluster had occurred at March 1, 2010, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisition actually taken place at the beginning of the period.

	Three Months Ended		Nine Months Ended
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010
Revenue (1)	$290,075	$235,644	$836,356	$664,631
Net income	36,787	24,806	105,592	70,524
Diluted net income	36,787	24,806	105,592	70,524
Basic net income per common share	$0.19	$0.13	$0.55	$0.37
Diluted net income per common share	$0.19	$0.13	$0.54	$0.36

(1)	Pro forma revenue attributed to Gluster is net of a nonrecurring $0.7 million fair value adjustment for deferred revenue.

Post acquisition financial information

The following is a summary of Gluster’s revenue, expenses and earnings for the period October 7, 2011 through November 30, 2011 that are included in the Company’s Consolidated Statement of Operations for the three months ended November 30, 2011 (in thousands):

Three Months Ended November 30, 2011
Revenue	$53
Operating expenses	(2,410)

Operating loss	(2,357)
Tax benefit	731

Net loss	$(1,626)

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Related party matters

Dr. Naren Gupta, a director of Red Hat since 2005, was a director of Gluster and is the Managing Director of Nexus Venture Partners (“Nexus”), a venture capital fund that was a principal investor in Gluster. Nexus held approximately 36.4% percent of the shares of Gluster capital stock and vested options outstanding on the closing date.

Dr. Gupta did not attend the meeting at which Red Hat’s Board of Directors (the “Board”) approved the transaction and recused himself from Board deliberations with respect to the transaction. The purchase price in the transaction was determined through arms length negotiations between Red Hat and Gluster.

Goodwill

The following is a summary of changes in goodwill for the nine months ended November 30, 2011 (in thousands):

Balance at February 28, 2011	$463,673
Acquisition of Gluster	126,672
Purchase price adjustments on prior acquisitions	1,340
Impact of foreign currency fluctuations	(624)

Balance at November 30, 2011	$591,061

NOTE 15—Subsequent Events

On December 27, 2011, the Company entered into a Sublease Agreement with Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc., pursuant to which the Company has agreed to sublease the building located at 100 E. Davie Street, Raleigh, North Carolina, which includes approximately 380,000 square feet of office and retail space and an integrated parking deck. For more information about the terms of the sublease, see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2011.

From December 1, 2011 through January 4, 2012, the Company repurchased an aggregate of 1,559,786 shares of its common stock for $64.2 million. These repurchases were made pursuant to the Company’s previously announced repurchase program. See NOTE 10 to the Consolidated Financial Statements for further discussion of the repurchase program. As of January 4, 2012, the amount available for the repurchase of common stock under the program was $98.6 million.

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

We have focused on introducing and gaining acceptance for Red Hat enterprise technologies that comprise our open source architecture. Since introducing our initial enterprise open source operating system platform, Red Hat Enterprise Linux, it has gained widespread independent software vendor (“ISV”) and independent hardware vendor (“IHV”) support. We have continued to build our open source architecture by expanding our enterprise offerings and introducing new systems management services, middleware, integrated virtualization and clustering capability, file management systems, directory and certificate technologies and enhanced security functionality. We intend to bring the value of open source technology to other key areas of the enterprise infrastructure as the development community efforts support and customer needs dictate. For example, our acquisition of Gluster, Inc., discussed below, adds open source storage capability to our product portfolio.

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

Revenue.    For the three months ended November 30, 2011, total revenue increased 23.1% or $54.5 million to $290.0 million from $235.6 million for the three months ended November 30, 2010. Subscription revenue increased 24.0% or $47.7 million, driven primarily by additional subscriptions related to our principal RHEL technologies, which continue to gain broader market acceptance in mission-critical areas of computing, and our expansion of sales channels and geographic footprint. The increase is, in part, a result of the continued migration of enterprises in industries such as financial services, government, technology and telecommunications to our open source solutions from proprietary technologies. Training and services revenue increased 18.4% or $6.8 million for the three months ended November 30, 2011 as compared to the three months ended November 30, 2010. The increase is driven primarily by customer interest in new products and technologies.

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

Deferred Revenue.    Our deferred revenue, current and long-term, balance at November 30, 2011 was $819.6 million. Because of our subscription model and revenue recognition policies, deferred revenue improves predictability of future revenue. Deferred revenue at November 30, 2011 increased $ 47.4 million or 6.1% as compared to the balance at February 28, 2011 of $772.3 million.

The change in deferred revenue reported on our Consolidated Balance Sheets of $47.4 million differs from the $56.2 million change in deferred revenue we reported on our Consolidated Statement of Cash Flows for the nine months ended November 30, 2011 due to changes in foreign currency exchange rates used to translate deferred revenue balances from our foreign subsidiaries’ functional currency into U.S. dollars.

Subscription revenue.    Our enterprise technologies are sold under subscription agreements. These agreements typically have a one- or three-year subscription period. The subscription entitles the end user to maintenance, which generally consists of a specified level of support, as well as security updates, bug fixes, functionality enhancements and upgrades to the technology, when and if available, during the term of the subscription. Our customers have the ability to purchase higher levels of subscriptions that increase the level of support the customer is entitled to receive. Subscription revenue increased for the first, second and third quarters of fiscal 2012 and sequentially for each quarter of fiscal 2011, 2010 and 2009 and is being driven primarily by the increased market acceptance and use of open source software by the enterprise and our expansion of sales channels and geographic footprint during these periods.

Revenue by geography.    We operate our business in three geographic regions: the Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Japan, Singapore, India, Australia, South Korea and China). Revenue generated by the Americas, EMEA and APAC for the three months ended November 30, 2011 totaled $184.0 million, $66.0 million and $40.0 million, respectively, which resulted in year-over-year revenue growth in the Americas, EMEA and APAC of 22.0%, 22.5% and 29.5% respectively. As we expand further within each region, we anticipate revenue growth rates to be similar among our geographic regions due to the similarity of products and services offered and the similarity in customer types or classes.

In the three months ended November 30, 2011, approximately $130.1 million or 44.9% of our revenue was generated outside the United States compared to approximately $104.6 million or 44.4% for the three months ended November 30, 2010. Our international operations are expected to continue to grow as our international sales force and channels become more mature and as we enter new locations or expand our presence in existing locations. As of November 30, 2011, we had offices in more than 70 locations throughout the world.

Gross profit margin.    Gross profit margin increased to 84.4% for the three months ended November 30, 2011 from 83.1% for the three months ended November 30, 2010 as a result of both a product mix shift to subscriptions and an overall increase in profit margins related to training and services. Subscription revenue as a percent of total revenue increased to 85.0% for the three months ended November 30, 2011 from 84.4% for the three months ended November 30, 2010. Gross profit margin on training and services revenue increased to 35.3% for the three months ended November 30, 2011 from 28.1% for the three months ended November 30, 2010, as a result of better utilization of training classes and consulting resources.

Gross profit margin by geography.    Gross profit margins generated by our geographic segments for the three months ended November 30, 2011 were as follows: Americas—85.0%, EMEA—86.7% and APAC—83.5%. For the three months ended November 30, 2010, gross profit margins generated by our geographic segments were as follows: Americas—83.0%, EMEA—87.6% and APAC—81.0%. As we continue to expand our sales and support services within our geographic segments, we expect gross profit margins to further converge over the long run due to the similarity of products and services offered, similarity in production and distribution methods and the similarity in customer types or classes. The decrease in EMEA’s gross profit margin to 86.7% for the three months ended November 30, 2011 from 87.6% for the three months ended November 30, 2010 was due to a product mix shift in which training and services revenue as a percentage of total revenue increased to 15.3% for the three months ended November 30, 2011 from 14.7% as compared to the same period ended November 30, 2010.

Income from operations.    Operating income was 18.5% and 16.1% of total revenue for the three months ended November 30, 2011 and November 30, 2010, respectively. The increase in operating income as a percentage of revenue is a result of both the increase in gross profit margin and a decrease in operating expenses as a percent of revenue. Operating expenses as a percent of revenue, decreased to 65.9% for the three months ended November 30, 2011 from 67.0% for the three months ended November 30, 2010. The decrease in operating expenses results from a reduction in litigation related expenses of $5.7 million. Partially offsetting reduced litigation expenses was an increase in selling costs primarily related to process and technology infrastructure enhancements.

Income from operations by geography.    Operating income as a percentage of revenue generated by our geographic segments for the three months ended November 30, 2011 was as follows: Americas—25.3%, EMEA—28.5% and APAC—22.7%. For the three months ended November 30, 2010, income from operations as a percentage of revenue generated by our geographic segments was as follows: Americas—21.2%, EMEA—29.0% and APAC—17.9%. These geographic operating margins exclude the impact of share-based compensation expense which is recognized at a world-wide consolidated level. Operating margin for the Americas increased to 25.3% for the three months ended November 30, 2011 from 21.2% primarily as a result of reduced litigation related expenses, as described above, for litigation that arose in the Americas. Operating margin for EMEA decreased to 28.5% for the three months ended November 30, 2011 from 29.0% as a result of both a product mix shift from subscriptions to services and investments made to expand our sales force within the region. Operating margin for APAC increased to 22.7% for the three months ended November 30, 2011 from 17.9% as a result of both a product mix shift to subscriptions and a decrease in operating expenses relative to sales as the region continues to scale and leverage its selling and general and administrative functions.

Cash, cash equivalents, investments in debt and equity securities and cash flow from operations.    Cash, cash equivalents and short-term and long-term available-for-sale investments in securities balances at November 30, 2011 totaled $1.2 billion. Cash generated from operating activities for the three months ended November 30, 2011 totaled $96.6 million, primarily as a result of the increase in subscription revenue, billings and collections during the same period.

Our significant cash balance gives us a measure of flexibility to take advantage of opportunities such as acquisitions, increasing investment in international areas and repurchasing our own common stock.

Foreign currency exchange rates’ impact on results of operations.    Approximately 44.9% of our revenue for the three months ended November 30, 2011 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions results in increased revenue and operating expenses from operations for our non-U.S. operations. Similarly, our revenue and operating expenses will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from the third quarter of our prior fiscal year ended February 28, 2011, our revenue and operating expenses from non-U.S. operations for the three months ended November 30, 2011 would have been lower than we reported using the average exchange rates for the third quarter of our current fiscal year ending February 29, 2012 by approximately $2.0 million and $1.0 million, respectively, which would have resulted in income from operations being lower by $1.0 million.

Using the average foreign currency exchange rates from the first nine months of our prior fiscal year ended February 28, 2011, our revenue and operating expenses from non-U.S. operations for the nine months ended November 30, 2011 would have been lower than we reported using the average exchange rates for the first nine months of our current fiscal year ending February 29, 2012 by approximately $5.9 million and $3.6 million, respectively, which would have resulted in income from operations being lower by $2.3 million.

In our fiscal year ended February 28, 2011, we focused and expect in our fiscal year ending February 29, 2012 to continue to focus on, among other things, (i) gaining widespread acceptance and deployment of Red Hat enterprise technologies by enterprise users globally, (ii) generating increasing revenue from our existing customer base by renewing existing subscriptions, providing additional value to our customers and by growing the number of enterprise technologies that comprise our open source architecture, (iii) generating increased revenue by providing additional systems evaluation, deployment and management and other targeted services and (iv) generating increasing revenue from additional market penetration through a broader and deeper set of channel partner relationships, including OEMs, VARs and systems integrators and our own international expansion, among other means.

Business combination.    On October 7, 2011, we acquired Gluster, Inc. (“Gluster”). Gluster develops, distributes and provides support for open-source, scale-out storage software. The acquisition expands our enterprise software offerings to include management of unstructured data. Total consideration transferred as part of the acquisition was $137.1 million and includes cash consideration of $135.9 million and equity consideration related to assumed, nonvested employee share-based awards of $1.2 million. The total fair value, as of October 7, 2011, of all assumed nonvested awards was $14.5 million, of which $1.2 million has been attributed to pre-acquisition employee services and accordingly has been recognized as consideration transferred. The remaining $13.3 million of fair value will be recognized as compensation expense over the remaining vesting period. See NOTE 14 to our Consolidated Financial Statements for further discussion related to our acquisition of Gluster.

RESULTS OF OPERATIONS

Three months ended November 30, 2011 and November 30, 2010

The following table is a summary of our results of operations for the three months ended November 30, 2011 and November 30, 2010 (in thousands):

	Three Months Ended (Unaudited)
	November 30, 2011	November 30, 2010	$ Change	% Change
Revenue:
Subscriptions	$246,538	$198,842	$47,696	24.0%
Training and services	43,488	36,734	6,754	18.4

Total subscription and training and services revenue	290,026	235,576	54,450	23.1

Cost of subscription and training and services revenue:
Cost of subscriptions	17,041	13,336	3,705	27.8
As a % of subscription revenue	6.9%	6.7%
Cost of training and services	28,148	26,408	1,740	6.6

As a % of training and services revenue	64.7%	71.9%
Total cost of subscription and training and services revenue	45,189	39,744	5,445	13.7
As a % of total revenue	15.6%	16.9%

Total gross profit	244,837	195,832	49,005	25.0

Operating expense:
Sales and marketing	107,561	85,138	22,423	26.3
Research and development	53,739	43,083	10,656	24.7
General and administrative	29,965	29,655	310	1.0

Total operating expense	191,265	157,876	33,389	21.1

Income from operations	53,572	37,956	15,616	41.1
Interest income	2,075	1,608	467	29.0
Other income, net	(227)	462	(689)	(149.1)

Income before provision for income taxes	55,420	40,026	15,394	38.5
Provision for income taxes	17,180	14,009	3,171	22.6

Net income	$38,240	$26,017	$12,223	47.0%

Gross profit margin-subscriptions	93.1%	93.3%
Gross profit margin-training and services	35.3%	28.1%
Gross profit margin	84.4%	83.1%
As a % of total revenue:
Subscription revenue	85.0%	84.4%
Training and services revenue	15.0%	15.6%
Sales and marketing expense	37.1%	36.1%
Research and development expense	18.5%	18.3%
General and administrative expense	10.3%	12.6%
Total operating expenses	65.9%	67.0%
Income from operations	18.5%	16.1%
Income before provision for income taxes	19.1%	17.0%
Net income	13.2%	11.0%
Estimated annual effective income tax rate	31.0%	35.0%

Revenue

Subscription revenue

Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat enterprise technologies, increased by 24.0% or $47.7 million to $246.5 million for the three months ended November 30, 2011 from $198.8 million for the three months ended November 30, 2010. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion, and continuing innovation, which attracts new customers and helps to drive renewals from existing customers. Subscription revenue increased as a percentage of total revenue to 85.0% for the three months ended November 30, 2011 from 84.4% for the three months ended November 30, 2010.

Training and services revenue

Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees received from customers for consulting services regarding our offerings, deployment of Red Hat enterprise technologies and for delivery of added functionality to Red Hat enterprise technologies for our major customers and OEM partners. Total training and services revenue increased by 18.4% or $6.8 million to $43.5 million for the three months ended November 30, 2011 from $36.7 million for the three months ended November 30, 2010. Training revenue increased 11.7% or $1.5 million as some enterprises continued to increase overall spending on discretionary items such as training despite the current economic environment. Our services revenue increased by 21.8% or $5.3 million as a result of both a continued increase in discretionary spending and increased subscription sales.

Cost of revenue

Cost of subscription revenue

The cost of subscription revenue primarily consists of expenses we incur to support, distribute, manufacture and package Red Hat enterprise technologies. These costs include labor related cost to provide technical support and maintenance, as well as cost for fulfillment, physical media, literature, packaging and shipping. Cost of subscription revenue increased by 27.8% or $3.7 million to $17.0 million for the three months ended November 30, 2011 from $13.3 million for the three months ended November 30, 2010. The increase primarily relates to increased compensation costs which totaled $2.5 million and relates to increased technical support staff to meet the demands of our growing subscriber base for support and maintenance. The remaining increase is primarily increased facilities costs related to staff expansion. As a result of these investments made to expand our support staff, the cost of subscription revenue increased at a rate greater than that of subscription revenue for the three months ended November 30, 2011 from the three months ended November 30, 2010. Although we expect associated support cost will continue to increase, we expect such cost to grow at a rate slower than that of subscription revenue growth due to economies of scale. As a result of investments in staffing, our gross profit margin on subscriptions decreased to 93.1% for the three months ended November 30, 2011 from 93.3% for the three months ended November 30, 2010.

Cost of training and services revenue

Cost of training and services revenue is mainly comprised of personnel and third-party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to various types of customers. Cost of training and services revenue increased by 6.6% or $1.7 million to $28.1 million for the three months ended November 30, 2011 from $26.4 million for the three months ended November 30, 2010. The cost to deliver training decreased 8.0% or $0.7 million to $7.9 million for the three months ended November 30, 2011 compared to $8.6 million for the three months ended November 30, 2010. The decrease in training costs was due to better utilization of both instructors and class room space as we transition from an on-site, employee-based, fixed-cost delivery model to a third-party, variable-cost delivery model. Costs to deliver our services revenue increased by 13.5% or $2.4 million and primarily relate to additional compensation expense and travel associated with additions to our staff. Total costs to deliver training and services as a percentage of training and services revenue decreased to 64.7% for the three months ended November 30, 2011 from 71.9% for the three months ended November 30, 2010.

Gross profit

Gross profit margin increased to 84.4% for the three months ended November 30, 2011 from 83.1% for the three months ended November 30, 2010 as a result of both a product mix shift to subscriptions and an overall increase in profit margins related to training and services. Subscription revenue as a percent of total revenue increased to 85.0% for the three months ended November 30, 2011 from 84.4% for the three months ended November 30, 2010. Gross profit margin on training and services revenue increased to 35.3% for the three months ended November 30, 2011 from 28.1% for the three months ended November 30, 2010, as a result of better utilization of training classes and consulting resources.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 26.3% or $22.4 million to $107.6 million for the three months ended November 30, 2011 from $85.1 million for the three months ended November 30, 2010. This increase was primarily due to a $17.0 million increase in selling costs, which includes $13.9 million of additional compensation expense, which was primarily attributable to the expansion of our sales force during the current fiscal year. The remaining increase relates to marketing costs, which grew $5.4 million or 29.7% for the three months ended November 30, 2011 as compared to the three months ended November 30, 2010. The increase in marketing costs includes $3.4 million of additional compensation expense and incremental advertising expense of $1.3 million. Sales and marketing expense increased as a percentage of revenue to 37.1% for the three months ended November 30, 2011 from 36.1% for the three months ended November 30, 2010 as we continue to invest in our sales and marketing functions to expand the breadth of our global sales coverage and depth of our product sales coverage.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased by 24.7% or $10.7 million to $53.7 million for the three months ended November 30, 2011 from $43.1 million for the three months ended November 30, 2010. The increase in research and development costs primarily resulted from the expansion of our engineering group through both direct hires and acquisitions. Compensation related expenses increased by $7.7 million. The remaining increase in research and development costs relates primarily to process and technology infrastructure enhancements, which increased $1.9 million. Research and development expense was 18.5% and 18.3% of total revenue for the three months ended November 30, 2011 and November 30, 2010, respectively.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including information systems, finance, accounting, legal, human resources and facilities expense. General and administrative expense increased by 1.0% or $0.3 million to $30.0 million for the three months ended November 30, 2011 from $29.7 million for the three months ended November 30, 2010. Increased general and administrative expenses of $6.0 million were partially offset by litigation related expenses which were $5.7 million lower for the three months ended November 30, 2011 as compared to the three months ended November 30, 2010. For further discussion related to current legal proceedings see NOTE 13 to the consolidated financial statements. Excluding the litigation related expenses, the increase in other general and administrative expenses of $6.0 million result primarily from increased compensation costs of $3.9 million and increased professional services costs of $1.7 million. The increase in professional services costs result from investments made to improve data processing systems. Primarily as a result of reduced litigation costs, general and administrative expense decreased as a percentage of revenue to 10.3% for the three months ended November 30, 2011 from 12.6% for the three months ended November 30, 2010.

Interest income

Interest income increased by 29.0% or $0.5 million to $2.1 million for the three months ended November 30, 2011 from $1.6 million for the three months ended November 30, 2010. The increase in interest income for the three months ended November 30, 2011 is attributable to yields earned on our higher cash and investment balances.

Other income, net

Other income, net decreased $0.7 million for the three months ended November 30, 2011 as compared to the three months ended November 30, 2010. The decrease is due to reduced gains from the sale of available-for-sale equity securities for the three months ended November 30, 2011 as compared to the same period ended November 30, 2010.

Income taxes

During the three months ended November 30, 2011, we recorded $17.2 million of income tax expense, which is based on an estimated annual effective tax rate of 31.0%. Our estimated annual effective tax rate of 31.0% is less than the U.S. federal statutory rate of 35% principally due to foreign income taxed at lower rates.

During the three months ended November 30, 2010, we recorded $14.0 million of income tax expense, which was based on a then estimated annual effective tax rate of 35%. Our estimated annual effective tax rate for the three months ended November 30, 2010, was 35% but the effective rate for the full year ended February 28, 2011 was 30% due to reinstatement of the U.S. federal research tax credit, approval of a tax holiday in Israel and certain other events that occurred during the fourth quarter of fiscal 2011.

Nine months ended November 30, 2011 and November 30, 2010

The following table is a summary of our results of operations for the nine months ended November 30, 2011 and November 30, 2010 (in thousands):

	Nine Months Ended (Unaudited)
	November 30, 2011	November 30, 2010	$ Change	% Change
Revenue:
Subscriptions	$710,408	$564,101	$146,307	25.9%
Training and services	125,684	100,380	25,304	25.2

Total subscription and training and services revenue	836,092	664,481	171,611	25.8

Cost of subscription and training and services revenue:
Cost of subscriptions	48,876	38,256	10,620	27.8
As a % of subscription revenue	6.9%	6.8%
Cost of training and services	85,399	70,427	14,972	21.3
As a % of training and services revenue	67.9%	70.2%

Total cost of subscription and training and services revenue	134,275	108,683	25,592	23.5
As a % of total revenue	16.1%	16.4%

Total gross profit	701,817	555,798	146,019	26.3

Operating expense:
Sales and marketing	304,617	239,136	65,481	27.4
Research and development	153,515	126,102	27,413	21.7
General and administrative	92,277	84,294	7,983	9.5

Total operating expense	550,409	449,532	100,877	22.4

Income from operations	151,408	106,266	45,142	42.5
Interest income	6,138	5,046	1,092	21.6
Other income, net	(167)	2,140	(2,307)	(107.8)

Income before provision for income taxes	157,379	113,452	43,927	38.7
Provision for income taxes	46,722	39,708	7,014	17.7

Net income	$110,657	$73,744	$36,913	50.1%

Gross profit margin-subscriptions	93.1%	93.2%
Gross profit margin-training and services	32.1%	29.8%
Gross profit margin	83.9%	83.6%
As a % of total revenue:
Subscription revenue	85.0%	84.9%
Training and services revenue	15.0%	15.1%
Sales and marketing expense	36.4%	36.0%
Research and development expense	18.4%	19.0%
General and administrative expense	11.0%	12.7%
Total operating expenses	65.8%	67.7%
Income from operations	18.1%	16.0%
Income before provision for income taxes	18.8%	17.1%
Net income	13.2%	11.1%
Estimated annual effective income tax rate (1)	31.0%	35.0%

(1)	Estimated annual effective tax rate is based on estimated ordinary income and excludes certain discrete tax benefits of $2.1 million that we recognized during the nine months ended November 30, 2011.

Revenue

Subscription revenue

Subscription revenue increased by 25.9% or $146.3 million to $710.4 million for the nine months ended November 30, 2011 from $564.1 million for the nine months ended November 30, 2010. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion, and continuing innovation, which attracts new customers and helps to drive renewals from existing customers.

Training and services revenue

Total training and services revenue increased by 25.2% or $25.3 million to $125.7 million for the nine months ended November 30, 2011 from $100.4 million for the nine months ended November 30, 2010. Training revenue increased 17.7% or $6.0 million as some enterprises continued to increase overall spending on discretionary items such as training and related travel. Our services revenue increased by 29.0% or $19.3 million as a result of both a continued increase in discretionary spending and increased subscription sales. Combined training and services revenue decreased as a percentage of total revenue to 15.0% for the nine months ended November 30, 2011 from 15.1% for the nine months ended November 30, 2010.

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue increased by 27.8% or $10.6 million to $48.9 million for the nine months ended November 30, 2011 from $38.3 million for the nine months ended November 30, 2010. Compensation expense increased $7.7 million for the nine months ended November 30, 2011 as compared to the same period ended November 30, 2010 due primarily to continued additions to our technical support staff to meet the demands of our growing subscriber base for support and maintenance. The remaining variance is due to increased expense related to purchased technology of $1.6 million and expansion of support facilities of $1.3 million. As a result of these investments made to expand our support staff, the cost of subscription revenue increased at a rate greater than that of subscription revenue for the nine months ended November 30, 2011 from the nine months ended November 30, 2010. Although we expect associated support cost will continue to increase, we expect such cost to grow at a rate slower than that of subscription revenue growth due to economies of scale. As a result of investments in purchased technology and facilities, gross profit margin on subscriptions decreased to 93.1% for the nine months ended November 30, 2011 from 93.2% for the nine months ended November 30, 2010.

Cost of training and services revenue

Cost of training and services revenue increased by 21.3% or $15.0 million to $85.4 million for the nine months ended November 30, 2011 from $70.4 million for the nine months ended November 30, 2010. The cost to deliver training increased 2.3% or $0.6 million to $24.7 million for the nine months ended November 30, 2011 as compared to $24.1 million for the nine months ended November 30, 2010. Costs to deliver our training decreased as a percentage of training revenue to 62.3% for the nine months ended November 30, 2011 from 71.7% for the nine months ended November 30, 2010 due to better utilization of both instructors and class room space as we transition from an on-site, employee-based, fixed-cost delivery model to a third-party, variable-cost delivery model. Costs to deliver our services revenue increased by 30.9% or $14.4 million and primarily relate to additional compensation and travel expenses of $9.8 million associated with additions to our staff. Use of outside contractors increased costs $1.3 million for the nine months ended November 30, 2011 as compared to the same period ended November 30, 2010. The remaining increase in costs to deliver our engineering and professional services relates to process and technology infrastructure investments we continue to make to enhance the delivery of our services. Total costs to deliver training and services as a percentage of training and services revenue decreased to 67.9% for the nine months ended November 30, 2011 from 70.2% for the nine months ended November 30, 2010.

Gross profit

Gross profit margin increased to 83.9% for the nine months ended November 30, 2011 from 83.6% for the nine months ended November 30, 2010 as a result of both a product mix shift to subscriptions and an overall increase in profit margins related to training and services. Subscription revenue as a percent of total revenue increased to 85.0% for the nine months ended November 30, 2011 from 84.9% for the nine months ended November 30, 2010. Gross profit margin on training and services revenue increased to 32.1% for the nine months ended November 30, 2011 from 29.8% for the nine months ended November 30, 2010, as a result of better utilization of training classes and consulting resources.

Operating expenses

Sales and marketing

Sales and marketing expense increased by 27.4% or $65.5 million to $304.6 million for the nine months ended November 30, 2011 from $239.1 million for the nine months ended November 30, 2010. This increase was primarily due to a $51.8 million increase in selling costs, which includes $45.1 million of additional compensation expense, which was primarily attributable to the expansion of our sales force during the current fiscal year. The remaining increase relates to marketing costs, which grew $13.6 million or 27.1% for the nine months ended November 30, 2011 as compared to the nine months ended November 30, 2010. The increase in marketing costs includes $8.7 million of additional compensation expense and incremental advertising expense of $2.2 million. Sales and marketing expense increased as a percentage of revenue to 36.4% for the nine months ended November 30, 2011 from 36.0% for the nine months ended November 30, 2010 as we continue to invest in our sales and marketing function to expand the breadth of our global sales coverage and depth of our product sales coverage.

Research and development

Research and development expense increased by 21.7% or $27.4 million to $153.5 million for the nine months ended November 30, 2011 from $126.1 million for the nine months ended November 30, 2010. The increase in research and development costs primarily resulted from the expansion of our engineering group through both direct hires and acquisitions. Compensation related expenses increased by $22.4 million. The remaining increase in research and development costs relates primarily to process and technology infrastructure enhancements, which increased $4.9 million. Research and development expense was 18.4% and 19.0% of total revenue for the nine months ended November 30, 2011 and November 30, 2010, respectively.

General and administrative

General and administrative expense increased by 9.5% or $8.0 million to $92.3 million for the nine months ended November 30, 2011 from $84.3 million for the nine months ended November 30, 2010. The increase in general and administrative expenses results from increased compensation expense of $7.5 million, outside professional service fees, primarily related to data processing systems upgrades, which increased $4.2 million, costs related to technology infrastructure enhancements which increased $2.1 million and additional allowances for bad debts of $0.8 million. These increases in general and administrative costs were partially offset by litigation related expenses which were $6.4 million lower for the nine months ended November 30, 2011 as compared to the nine months ended November 30, 2010. Primarily as a result of reduced litigation costs, general and administrative expense decreased as a percentage of revenue to 11.0% for the nine months ended November 30, 2011 from 12.7% for the nine months ended November 30, 2010.

Interest income

Interest income increased by 21.6% or $1.1 million to $6.1 million for the nine months ended November 30, 2011 from $5.0 million for the nine months ended November 30, 2010. The increase in interest income for the nine months ended November 30, 2011 is attributable to yields earned on our higher cash and investment balances.

Other income, net

Other income, net decreased $2.3 million for the nine months ended November 30, 2011 as compared to the nine months ended November 30, 2010. The decrease is due to reduced gains from the sale of available-for-sale equity securities for the nine months ended November 30, 2011 as compared to the same period ended November 30, 2010.

Income taxes

During the nine months ended November 30, 2011, we recorded $46.7 million of income tax expense, which is based on an estimated annual effective tax rate of 31.0%, net of a discrete tax benefit of $2.1 million primarily related to a reversal of the valuation allowance on the NOL of a foreign subsidiary. Excluding the impact of the discrete tax benefit, our estimated annual effective tax rate of 31.0% is less than the U.S. federal statutory rate of 35% principally due to foreign income taxed at lower rates.

During the nine months ended November 30, 2010, we recorded $39.7 million of income tax expense, which was based on a then estimated annual effective tax rate of 35%. Our estimated annual effective tax rate for the nine months ended November 30, 2010, was 35% but the effective rate for the full year ended February 28, 2011 was 30% due to reinstatement of the U.S. federal research tax credit, approval of a tax holiday in Israel and certain other events that occurred during the fourth quarter of fiscal 2011.

LIQUIDITY AND CAPITAL RESOURCES

We have historically derived a significant portion of our liquidity and operating capital from cash flows from operations as well as the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and follow-on public offerings, and the issuance of convertible debentures. At November 30, 2011, we had total cash and investments of $1.2 billion, which was comprised of $526.7 million in cash and cash equivalents, $264.8 million of short-term, available-for-sale fixed-income investments, $1.7 million of available-for-sale equity securities, $408.5 million of long-term, available-for-sale fixed-income investments, and $15.2 million in certificates of deposit with maturity dates greater than 30 days. This compares to total cash and investments of $1.2 billion at February 28, 2011.

With $526.7 million in cash and cash equivalents on hand, we believe our cash and cash equivalent balances, together with our ability to generate additional cash from operations, should be sufficient to satisfy our cash requirements for the next twelve months and for the foreseeable future. We presently do not intend to liquidate our short and long-term investments in debt securities prior to their scheduled maturity dates. However, in the event that we did liquidate these investments prior to their scheduled maturities and there were adverse changes in market interest rates or the overall economic environment, we could be required to recognize a realized loss on those investments when we liquidate. At November 30, 2011 and February 28, 2011, accumulated unrealized losses on our available-for-sale debt securities totaled $3.5 million and $0.5 million, respectively. At November 30, 2011 and February 28, 2011, accumulated unrealized gains related to our short-term equity securities available for sale totaled $1.6 million and $2.6 million, respectively.

Nine months ended November 30, 2011

Cash flows—overview

At November 30, 2011, cash and cash equivalents totaled $526.7 million, a decrease of $116.0 million as compared to February 28, 2011. The decrease in cash and cash equivalents for the nine months ended November 30, 2011 is primarily the result of cash used in investing activities, including net purchases of available-for-sale debt securities of $152.7 million and cash used to purchase Gluster, which totaled $135.2 million, net of cash acquired. Also contributing to the overall decrease in cash was the repurchase of 1.3 million shares of our common stock for $57.0 million. Partially offsetting cash used in investing and financing activities was cash provided by operating activities which totaled $263.9 million for the nine months ended November 30, 2011. Net cash generated by operating activities and used for investing and financing activities is further described below.

Cash flows from operations

Cash provided by operations of $263.9 million during the nine months ended November 30, 2011 includes net income of $110.7 million, adjustments to exclude the impact of non-cash revenues and expenses, which totaled $105.4 million net source of cash, and changes in operating assets and liabilities, which totaled a $47.9 million net source of cash. Cash provided by changes in operating assets and liabilities for the nine months ended November 30, 2011 was primarily the result of an increase in our deferred revenue which generated operating cash flow of $56.2 million. Cash generated from deferred income taxes of $36.2 million was primarily due to share-based compensation deductions which were in excess of amounts originally recognized in our consolidated statements of operations. Excess tax benefits from share-based compensation, which totaled $24.3 million, is considered a financing source of cash.

Cash flows from investing

Cash used in investing activities of $324.8 million for the nine months ended November 30, 2011 includes net purchases of available-for-sale debt securities of $152.7 million, investments in property and equipment of $31.3 million, primarily related to process and information technology infrastructure enhancements and investments in other intangible assets, primarily patents, of $4.2 million. On October 7, 2011, we acquired Gluster which included cash consideration of $135.2 million, net of $0.7 million cash acquired. Gluster develops, distributes and provides support for open-source storage software. For further discussion regarding our purchase of Gluster, see NOTE 14 to the consolidated financial statements.

Cash flows from financing

Cash used in financing activities of $50.0 million for the nine months ended November 30, 2011 includes $57.0 million used to repurchase 1.3 million shares of our common stock. Payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to restricted share awards vesting during the nine months ended November 30, 2011 totaled $32.1 million. Partially offsetting financing activities using cash were proceeds from excess tax benefits related to share-based employee compensation which totaled $24.3 million and proceeds from employees’ exercise of common stock options which totaled $15.6 million. Payments on other borrowings totaled $0.8 million for the nine months ended November 30, 2011.

Investments in debt and equity securities

Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. At November 30, 2011 and February 28, 2011, the vast majority of our investments were priced by pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the securities’ market value, including broker quotes or model valuations. Independent price verifications of all of our holdings are performed by the pricing vendors, which we review. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

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

We have utilized, and will continue from time to time to utilize, cash and investments to fund, among other potential uses, purchases of our common stock, purchases of fixed assets, purchases of intellectual property and mergers and acquisitions.

Given our historically strong operating cash flow and the $1.2 billion of cash and investments held at November 30, 2011, we do not presently anticipate the need to raise cash to fund our operations, either through the sale of additional equity or through the issuance of debt, in the foreseeable future. However, we may take advantage of favorable capital market situations that may arise from time to time to raise additional capital.

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

Off-balance sheet arrangements

As of November 30, 2011 and February 28, 2011, we have no off-balance sheet financing arrangements and do not utilize any “structured debt”, “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency exchange rate fluctuations and changes in the market value of our investments.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of fixed-income securities, including both government and corporate obligations and money market funds. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or perceived credit risk related to the securities’ issuers. A hypothetical one percentage point change in interest rates, assuming a parallel shift of all interest rates, would result in an $8.8 million change in annual interest income derived from investments in our portfolio as of November 30, 2011. For further discussion related to our investments as of November 30, 2011 and February 28, 2011, see NOTE 6 to the Consolidated Financial Statements.

Investment Risk

The fair market value of our investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage change in interest rates, assuming a parallel shift of all interest rates, would result in an approximate $9.8 million decrease in the fair value of our available-for-sale investment securities as of November 30, 2011. For further discussion related to our investments as of November 30, 2011 and February 28, 2011, see NOTE 6 to the Consolidated Financial Statements.

Credit Risk

The fair market values of our investment portfolio and cash balances are exposed to counterparty credit risk. Accordingly, while we periodically review our portfolio in an effort to mitigate counterparty risk, the principal values of our cash balances, money market accounts and investments in available-for-sale securities could suffer a loss of value.

Foreign Currency Risk

Approximately 44.9% of our revenue for the three months ended November 30, 2011 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. Thus, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency statements results in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decreases if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from the third quarter of our prior fiscal year ended February 28, 2011, our revenue and operating expenses from non-U.S. operations for the three months ended November 30, 2011 would have been lower than we reported using the average exchange rates for the third quarter of our current fiscal year ending February 29, 2012 by approximately $2.0 million and $1.0 million, respectively, which would have resulted in income from operations being lower by $1.0 million.

Using the average foreign currency exchange rates from the nine month period ended November 30, 2010, our revenue and operating expenses from non-U.S. operations for the nine months ended November 30, 2011 would have been lower than we reported using the average exchange rates for the third quarter of our current fiscal year ending February 29, 2012 by approximately $5.9 million and $3.6 million, respectively, which would have resulted in income from operations being lower by $2.3 million.

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

The aggregate notional amount of outstanding forward contracts at November 30, 2011 was $29.9 million. The fair value of these outstanding contracts at November 30, 2011 was a gross less than $0.1 million asset and a gross $0.2 million liability, and is recorded in other current assets and accrued expenses, respectively on the Consolidated Balance Sheets. The forward contracts generally expire within three months of the period ended November 30, 2011. The forward contracts will settle in Euros, Japanese yen, Swiss francs, Swedish krona, Czech koruna, Canadian dollars, Singapore dollars, Australian dollars, New Zealand dollars, Israeli shekels, Mexican pesos and Norwegian krona.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. ASU 2011-11 is effective for us in the first quarter of our fiscal year ending February 28, 2014 (“fiscal 2014”). We currently believe there will be no significant impact on our consolidated financial statements.

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

Commencing on or about March 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. Approximately 310 other IPO issuers were named as defendants in similar class action complaints (together, the “IPO Allocation Actions”). On August 8, 2001, Chief Judge Michael Mukasey of the U.S. District Court for the Southern District of New York issued an order that transferred all of the IPO Allocation Actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings (Case No. 21 MC 92). The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages, attorneys’ and expert fees and other unspecified costs. In October of 2002, the individual director and officer defendants of the Company were dismissed from the case without prejudice. In October of 2004, the District Court certified a class in six of the 310 actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Company’s action is not one of the focus cases. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification with respect to the focus cases and remanded the matter for further consideration. In September 2007, discovery moved forward in the focus cases and plaintiff filed and amended complaints against the focus case issuer and underwriter defendants. Defendants in the focus cases filed motions to dismiss the second amended complaints in November 2007 and filed their oppositions to plaintiffs’ motion for class certification in December 2007. The motions to dismiss in the focus cases were granted in part. On April 2, 2009, the plaintiffs’ executive committee on behalf of the proposed class filed a motion for preliminary approval of a settlement agreement to resolve the lawsuit, to which the Company has consented and for which payments called for by the settlement agreement are to be paid by the defendant insurers. The trial court heard arguments on September 10, 2009 on the fairness of the settlement. In an opinion and order filed October 5, 2009, the trial court approved the class, granted plaintiffs’ motion for approval of the settlement and directed the clerk of the court to close the action. Appeals have been filed and briefed before the Court of Appeals for the Second Circuit. On May 17, 2011, the Second Circuit issued a ruling on the two pending appeals, granting the motion to dismiss one of the appeals, and remanding the other appeal back to the District Court to determine procedural issues relating to the standing of the remaining objector-appellant. On August 25, 2011, the Court rejected the claims of that remaining objector-appellant. A notice of appeal of this decision was filed on September 26, 2011. On November 10, 2011, Plaintiffs moved to dismiss with prejudice the appeal by the remaining objector-appellant, and requested that the Court consider the motion on an expedited basis. The remaining objector-appellant filed a brief in opposition to Plaintiffs’ motion to dismiss on November 4, 2011.

In the summer of 2004, 14 class action lawsuits were filed against the Company and several of its former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of North Carolina. In each of the actions, plaintiffs sought to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arose in connection with the Company’s announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs asserted that certain former officers (the “Individual Defendants”) and the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), and Rule l0b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs sought unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in the Company’s common stock, disgorgement by the Company’s former chief executive officer and former chief financial officer of certain compensation and profits from trading in the Company’s common stock pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 and other relief. As of September 8, 2004, all of these class action lawsuits were consolidated into a single action referenced as Civil Action No. 5:04-C V-473BR and titled In re Red Hat, Inc. Securities Litigation. On May 6, 2005, the plaintiffs filed an amended consolidated class action complaint. On July 29, 2005, the Company, on behalf of itself and the Individual Defendants, filed a motion to dismiss the action for failure to state a claim upon which relief may be granted. Also on that date, PricewaterhouseCoopers LLP (“PwC”), another defendant, filed a separate motion to dismiss. On May 12, 2006, the Court issued an order granting the motion to dismiss the Securities Exchange Act claims against several of the Individual Defendants, but denying the motion to dismiss the Securities Exchange Act claims against the Company, its former chief executive officer and former chief financial officer. The Court dismissed the claims under the Sarbanes-Oxley Act in their entirety, and also granted PwC’s motion to dismiss. On November 6, 2006, the plaintiffs filed a motion for class certification. Subsequent to the filing of that motion, several plaintiffs withdrew as potential class representatives, and the Company opposed the certification of the remaining proposed class representatives. On May 11, 2007, the Court entered an order denying class certification and denying all other pending motions as moot. Thereafter, on July 13, 2007 Charles Gilbert filed a renewed motion for appointment as lead plaintiff and approval of selection of lead counsel. On November 13, 2007, the Court entered an Order allowing Gilbert’s motion, appointing him lead plaintiff, adding him as a party plaintiff and appointing lead counsel. On January 14, 2008, Gilbert’s counsel filed a motion to certify the action as a class action. On August 28, 2009, the Court entered an Order certifying the action as a class action, appointing Gilbert as the class representative, and defining the class as “all purchasers of the common stock of Red Hat, Inc. between December 17, 2002, and July 12, 2004, inclusive and who were damaged thereby,” excluding Company insiders. On December 15, 2009, the Company announced that it had reached an agreement in principle to settle this matter, subject, among other matters, to completion of a final written settlement agreement and court approval. The Company recorded, for its quarter ended November 30, 2009, an estimated liability in the amount of $8.8 million for its portion of the proposed settlement. On March 29, 2010, counsel for the class filed a Motion for Preliminary Approval of the Settlement and, on June 11, 2010, a United States Magistrate Judge issued a Memorandum and Recommendation to the presiding judge that the motion be approved. On July 8, 2010, the presiding judge approved the motion and set the hearing for the final fairness hearing on December 7, 2010. The settlement was approved by the District Court in an order dated December 10, 2010. On March 30, 2011, the Court ordered the cases removed from the active docket. Since that time, the Court has approved a Motion for Disbursement of Funds and currently has before it a final motion for disbursement of additional funds.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below sets forth information regarding the Company’s purchases of its common stock during its third fiscal quarter ended November 30, 2011:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
September 1, 2011—September 30, 2011	0	$0.00	0	$162.8 million
October 1, 2011—October 31, 2011	433,980	$46.36	0	$162.8 million
November 1, 2011—November 30, 2011	0	$0.00	0	$162.8 million

Total	433,980	$46.36	0	$162.8 million

(1)	During the three months ended November 30, 2011, the Company withheld an aggregate of 433,980 shares of common stock from employees to satisfy minimum tax withholding obligations relating to the vesting of restricted share awards. These shares were not withheld pursuant to the program described in Note 2 below.

(2)	On March 24, 2010, the Company announced that its Board of Directors had authorized the repurchase of up to an aggregate of $300.0 million of the Company’s common stock from time to time in open market or privately negotiated transactions, as applicable. The program will expire on the earlier of (i) March 31, 2012 or (ii) a determination by the Board of Directors, Chief Executive Officer or Chief Financial Officer to discontinue the program. See NOTE 10 to the Consolidated Financial Statements for information regarding the Company’s $300.0 million stock repurchase program announced on March 24, 2010. See NOTE 15 to the Consolidated Financial Statements for a discussion of shares repurchased under the program subsequent to November 30, 2011.

ITEM 6.	EXHIBITS

(a) List of Exhibits

Exhibit No.	Exhibit

2.1+	Agreement and Plan of Merger, dated as of October 3, 2011, among Red Hat, Inc., a Delaware corporation, Gluster, Inc., a Delaware corporation, Matte Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Red Hat, Inc., and Fortis Advisors LLC, as the Holder Agent (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2011 (File No. 001-33162)).

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the registrant’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit No.	Exhibit

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a management contract or compensatory plan, contract or arrangement.
+	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

Date: January 9, 2012	By:	/S/ JAMES M. WHITEHURST
James M. Whitehurst President and Chief Executive Officer (Duly Authorized Officer on Behalf of the Registrant)

RED HAT, INC.

Date: January 9, 2012	By:	/S/ CHARLES E. PETERS, JR.
Charles E. Peters, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

RED HAT, INC.

Date: January 9, 2012	By:	/S/ MARK E. COOK
Mark E. Cook Vice President and Controller (Principal Accounting Officer)