Form 10-K
period 2012-02-29
RED HAT INC
filed 2012-04-25
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 29, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of August 31, 2011 was approximately $5.9 billion based on the closing price of $39.54 of our common stock as reported by the New York Stock Exchange on August 31, 2011. For purposes of the immediately preceding sentence, the term “affiliate” consists of each director, executive officer and greater than 10% stockholder of the registrant. There were 192,858,422 shares of common stock outstanding as of April 16, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Red Hat, Inc.’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with its annual meeting of stockholders to be held on August 9, 2012 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

ITEM 1.	BUSINESS

OVERVIEW

Red Hat is a global leader in providing open source software technologies to enterprise customers. These offerings include our core enterprise operating system platform, Red Hat Enterprise Linux, our enterprise middleware platform, Red Hat JBoss Middleware, as well as our virtualization, cloud, and storage offerings and other Red Hat enterprise technologies.

Our development and licensing model

We employ an open source software development and licensing model that uses the collaborative input of a worldwide community of contributors to develop and enhance software. We actively participate in this community-oriented development process, often in a leadership role, and leverage it to create our Red Hat- and JBoss-branded enterprise technologies.

We believe that the open source development and licensing model offers advantages for Red Hat and our customers over proprietary software development and licensing models. Through the open source development model, we leverage a global community of developers and users, whose collective resources and knowledge supplement the developers we employ. As a result, we believe we are able to offer enhancements, fixes and upgrades more quickly and with less development cost than is typical of many proprietary software vendors. In turn, our customers are able to take advantage of the quality and value of open source software, which we help develop, aggregate, integrate, test, certify, deliver, maintain and support for their enterprise use.

The collectively developed software is typically distributed under open source licenses, such as the GNU General Public License and GNU Lesser General Public License, that generally permit access to human-readable software source code. These licenses also provide relatively broad rights for licensees to use, copy, modify and distribute open source software. These broad rights afford significant latitude for our customers to inspect, suggest changes, customize or enhance the software if they so choose.

Red Hat’s participation in the community-oriented development process is illustrated by Red Hat’s sponsorship role in the Fedora Project, JBoss.org and other open source communities. This participation enables us to leverage the efforts of these worldwide communities, which we believe allows us to reduce both development cost and time and to enhance community acceptance and support of our offerings and technologies. Thus, we are able to use the Fedora Project, JBoss.org and other open source communities as proving grounds and virtual laboratories for innovations that we can draw upon for inclusion in our enterprise technologies. Additionally, the open and transparent nature of these communities provides our customers and potential customers with access and insights into the future direction of Red Hat offerings and technologies.

Our offerings

Red Hat Enterprise Linux is an enterprise-class operating system that runs on a broad range of hardware, including mainframes, servers, work stations and personal computers. Red Hat Enterprise Linux is designed to meet the performance, reliability and scalability demands of large and small enterprises, from the data center to the edge of the network to cloud deployments.

Red Hat JBoss Middleware delivers a range of middleware technologies for developing, deploying and managing applications that are accessible via the Internet, corporate intranets, extranets, clouds and virtual private networks. Examples of applications deployed on Red Hat JBoss Middleware include hotel and airline reservation systems, online banking, credit card processing, securities trading, healthcare systems, customer and partner portals, retail and point-of-sale systems and telecommunications network infrastructure.

Red Hat Virtualization is open source software used for server and desktop virtualization. Virtualization allows a single computer system to function as multiple virtual systems by abstracting operating systems and application software from the underlying hardware infrastructure, thereby allowing customers to use a common hardware infrastructure to run multiple operating systems and applications. Our virtualization offerings are intended to permit customers to optimize resource allocation and operational flexibility in their information technology (“IT”) environment.

Red Hat’s existing portfolio of offerings (such as Red Hat Enterprise Linux, Red Hat JBoss Middleware, Red Hat Virtualization and other Red Hat technologies) can be combined to enable public, private and hybrid cloud deployments. Cloud computing is a term used to refer to an IT infrastructure that enables the use of a shared pool of computing resources (such as networks, servers, storage and applications) by multiple users. In a cloud environment, computing resources can be deployed rapidly and efficiently, and usage can be increased or decreased as needed.

We also provide other infrastructure enterprise technologies, including storage, systems management, software development tools, higher availability clustering of systems and services, and directory services. We intend to continue to expand capabilities available under our open source architecture to help meet the performance, security, reliability and scalability requirements critical to enterprise customers.

Our service offerings consist of training, consulting and support designed to meet the needs of enterprise customers. With these services, our goal is to help organizations solve strategic technology challenges, increase IT performance and infrastructure efficiencies, and deliver greater value to their business by sharing knowledge, experience and advice throughout the IT lifecycle.

Our business model

In addition to our open source development and licensing models, we believe that our business model differentiates Red Hat from many software companies. We primarily provide Red Hat enterprise technologies under annual or multi-year subscriptions. Throughout the life of a subscription, a customer is entitled to specified levels of support as well as new versions of the software, fixes and enhancements, if and when available, delivered via the Red Hat Customer Portal. Customers also benefit from compatibility with a portfolio of certified hardware and software applications. This business model allows the customer to access improvements and innovations in our technologies and the services it needs for the duration of the subscription.

We make Red Hat enterprise technologies available directly to customers and indirectly through various channels of distribution. Our direct sales channels include our sales force and our web store. Our indirect sales channels include distributors, systems integrators, value added resellers (“VARs”), telecom/network technology companies, cloud computing providers, hosting providers and independent software vendors (“ISVs”). In addition, leading global server and workstation hardware original equipment manufacturers (“OEMs”) support and pre-load Red Hat enterprise technologies on their hardware products and also sell their hardware together with Red Hat enterprise technologies as part of pre-configured solutions. Red Hat Enterprise Linux and Red Hat JBoss Middleware technologies also have gained widespread support from many of the leading ISVs and independent hardware vendors (“IHVs”). With the support and tools we make available, many of these companies have engineered and certified that their offerings run on or with Red Hat Enterprise Linux, Red Hat JBoss Middleware technologies and Red Hat Virtualization. In some cases IHVs and ISVs have built their products using Red Hat Enterprise Linux, Red Hat JBoss Middleware and Red Hat Virtualization. We believe widespread support from these companies helps to increase the level of market acceptance and adoption of our enterprise technologies.

Red Hat, Inc. was incorporated in Connecticut in March 1993 as ACC Corp., Inc., which subsequently changed its name to Red Hat Software, Inc. Red Hat Software, Inc. reincorporated in Delaware in September 1998 and changed its name to Red Hat, Inc. in June 1999. Except as otherwise indicated, all references in this report to “we”, “us”, “our”, the “Company”, the “registrant”, or “Red Hat” refer to Red Hat, Inc. and its subsidiaries.

INDUSTRY BACKGROUND

Origins of open source software

The open source software development model originated in academic and research environments. The model is based on the collaborative development of the software’s human-readable source code. Whether individually or in groups, and regardless of location, participating developers, many of whose projects are commercially funded, make their code available over the Internet, give and receive comments on open source code and modify it accordingly. This development model gives open source software an inherent level of transparency and choice that contrasts with the proprietary software development model.

Under the proprietary model of software development, a software vendor generally develops the code itself or acquires components from other vendors, without the input from a wider community of participants. The vendor generally licenses to the user only the machine-readable binary (or object) code version of the software, with no or limited rights to inspect, copy, modify or redistribute that code, and does not make the source code available to the user or other developers. Moreover, peer review and collaborative enhancements are not readily possible because of the lack of access to the source code. In contrast, under the open source development model, the software developer provides users and other developers with access to the source code and permits users and other developers to use, copy, modify and redistribute the code to others.

The growth of the Internet has greatly increased the scale and efficiency of open source software development through the availability of collaborative technologies such as email lists, code repositories and websites. These technologies have enabled large communities of independent developers, located around the world, to collaborate on more complex open source projects.

We believe that open source software is a viable and arguably superior alternative to traditional proprietary software. As compared to the proprietary model, the open source model:

•	allows a company’s in-house development team to collaborate and innovate with a global community of independent developers and testers;

•	provides the user access to both binary and source code, and the right to inspect, copy, modify and redistribute the software;

•	typically offers greater flexibility through open rather than proprietary protocols and formats; and

•	permits the user ongoing access to improvements made to the software that are distributed by others.

Moreover, we believe open source software offers many potential benefits for software customers and vendors. Customers are not only able to take advantage of the quality and value of open source software, they can inspect and help diagnose problems easily. They also may choose to customize the software to suit their particular needs. Vendors are able to leverage the community of open source developers, reducing development costs, decreasing time-to-market and mitigating certain risks associated with developing new software solutions.

Challenges to the widespread adoption of open source by the enterprise

Despite a strong initial market acceptance of Red Hat Enterprise Linux, Red Hat JBoss Middleware and other Red Hat enterprise technologies by large enterprises, a number of obstacles exist to the continued growth and adoption of these technologies within the enterprise, including:

•

competition from well-established proprietary software industry participants such as EMC Corporation (“EMC”), Hewlett-Packard Company (“HP”), International Business Machines Corporation (“IBM”), Microsoft Corporation (“Microsoft”), Oracle Corporation (“Oracle”) and VMware, Inc. (“VMware”);

•	a limited number of established, profitable and viable open source industry participants;

•	uncertainty as to the long-term success of a development, licensing and business model not based on limiting access to proprietary technology; and

•	potential concern over threats of intellectual property infringement claims.

OUR BUSINESS

We primarily offer and provide our enterprise technologies with related services to our customers in the form of annual or multi-year subscriptions. Our subscription model is designed to provide customers with a comprehensive software solution, incorporating software delivery, support services, fixes, enhancements and new versions and compatibility with a portfolio of certified hardware and software applications. In addition, Red Hat customers are eligible to participate in our Open Source Assurance program, which provides certain assurances to customers in the event there is an intellectual property infringement issue with our enterprise offerings. We believe that the chief information officers of large enterprises select Red Hat enterprise technologies and choose to pay on a subscription basis because of the business value, flexibility and rapid innovation that we provide.

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

•

our ability to enhance the value of subscriptions for Red Hat enterprise technologies through frequent and continuing innovations to these technologies while maintaining stable platforms over multi-year periods;

•	our ability to generate increasing revenue from channel partner and other strategic relationships, including distributors, OEMs, IHVs, ISVs, cloud computing providers, VARs and systems integrators;

•	the acceptance and widespread deployment of open source technologies by small, medium and large enterprises, educational institutions and government agencies;

•	our ability to generate recurring subscription revenue for Red Hat enterprise technologies; and

•	our ability to provide customers with consulting and training services that generate additional revenue.

Use of the open source development model

We have embraced the open source model in the development of our technology and services. By developing under a collaborative model, we provide a mechanism for independent and commercial developers and our customers to influence our enterprise technologies and to receive the benefits of those collective contributions.

Our operating system

One of the most widely known open source technologies is the Linux kernel, the operating system engine of Red Hat Enterprise Linux. An operating system is the software that allows a computer and its various hardware and software components to interact. A worldwide community of developers collaborates to improve the Linux kernel, and we believe we are able to integrate the best of those improvements into our stable, yet innovative and high-performance Red Hat Enterprise Linux platform. Moreover, as discussed below, Red Hat Enterprise Linux enjoys the support of major OEMs, IHVs and ISVs, increasing the interest of developers in adding further enhancements to the Linux kernel.

We seek to engineer Red Hat Enterprise Linux to be a comprehensive, technically advanced, reliable, secure and stable operating system. Red Hat Enterprise Linux is an integrated, open source operating system that is designed to meet the performance, reliability and scalability demands of large and small enterprises, from the data center to the edge of the network to cloud deployments.

Our operating system is intended to be:

•	flexible and scalable—capable of running clusters of thousands of systems in a large enterprise on a single device;

•	functional—able to handle discrete or multiple applications accessed by multiple users;

•	adaptable—allowing the user to modify the software to meet particular needs and requirements;

•	stable and reliable—regularly reviewed and fine-tuned by developers worldwide;

•	secure—offering some of the highest levels of security in the commercial operating system market;

•	cost-effective—lowering the total cost of ownership for enterprise IT environments; and

•	high performance—yielding an array of quality performance results using industry benchmarks.

Our middleware platforms and tools

Middleware generally refers to the software that enables the development, operation and integration of applications and other software. Red Hat JBoss Middleware integrates, tests, and refines enterprise-ready features from JBoss.org community projects into supported, stable, enterprise-class middleware distributions.

Our middleware platforms and tools are intended to be:

•	easily deployable—decreasing development complexity;

•	intuitive—improving end-user experience;

•	effective—reducing business process friction;

•	flexible—working with many different applications and enterprise environments; and

•	cost-effective—lowering the total cost of ownership for enterprise IT environments.

Our virtualization offerings

Red Hat Virtualization includes standalone virtualization functionality and management tools for both server and desktop virtualization. Red Hat Enterprise Linux versions 5 and 6 include integrated virtualization. Red Hat Virtualization for Servers combines the Kernel-based Virtual Machine (“KVM”) hypervisor included in the Linux kernel with the oVirt open source virtualization management system to offer enterprises a platform on which to base large-scale virtualization initiatives and cloud deployments. Red Hat Virtualization for Desktops provides support and management functionality for desktop operating systems as virtual guests.

Our cloud offerings

Cloud computing is a term used to refer to an IT infrastructure that enables the use of a shared pool of computing resources (such as networks, servers, storage and applications) by multiple users. In a cloud environment, computing resources can be deployed rapidly and efficiently, and usage can be increased or decreased as needed. Red Hat aims to leverage and build upon its existing portfolio of offerings (Red Hat Enterprise Linux, Red Hat JBoss Middleware, Red Hat Virtualization and other Red Hat technologies) to enable cloud deployments.

Our storage offerings

Red Hat’s Storage Software Appliance enables users to treat storage as a virtualized resource. Based on technology developed by Gluster, Inc., which Red Hat acquired in October 2011, the Storage Software Appliance aggregates disk and memory resources into a unified storage capability that is abstracted from physical hardware, offering enterprises the ability to treat physical storage as a scalable, standardized, centrally managed pool of virtual storage.

Our systems management offerings

Red Hat’s systems management offerings are designed to help enterprises increase productivity, lower costs and enhance security by provisioning, managing, monitoring and updating systems.

Red Hat’s systems management offerings, Red Hat Network Satellite and JBoss Operations Network, permit our customers to provision, manage, monitor and update Red Hat enterprise technologies and other technologies in an automated fashion. Our content distribution offerings, such as Red Hat Network, permit Red Hat enterprise technologies to be updated and configured.

These systems management offerings are intended to provide enterprises with flexibility, security and scalability. Red Hat’s customers can manage their deployments by connecting to Red Hat’s hosted servers as part of a base subscription, or by implementing the enhanced on-site functionality of Red Hat Network Satellite and Red Hat JBoss Operations Network.

Our service offerings

Our service offerings include training, consulting and support designed to meet the needs of enterprise customers. Our training services consist of an array of courses that are designed to cover the full range of Red Hat’s enterprise technologies and enable customers to leverage the benefits of those technologies in their IT environments. We also offer the services of experienced consultants to assist with the technology needs of our customers. In addition, we provide varying levels of technical support services to assist customers with implementing, configuring and using Red Hat enterprise technologies.

By providing consulting and support services that help to enable infrastructure, application integration and middleware solutions, we facilitate further adoption and use of our technologies in the enterprise. In addition, our training services help populate customers with skilled Red Hat and JBoss certified professionals who often serve as internal open source advocates, increasing opportunities for successful adoption and use of our enterprise technologies. Our service capabilities promote and reinforce the use of open source technologies as well as our Red Hat and JBoss brands.

Support by leading independent software and hardware vendors

To facilitate the widespread deployment of Red Hat offerings, such as Red Hat Enterprise Linux, Red Hat JBoss Middleware and Red Hat Virtualization, we have focused on gaining broad support for our technologies from the providers of hardware, software and systems integrator services critical to the large enterprise. For example, leading software vendors with applications that run on, or with, our enterprise technologies include BMC Software, Inc. (“BMC”), CA, Inc. (“CA”), EMC, HP, IBM, Microsoft, Oracle, SAP AG (“SAP”), SAS Institute Inc. (“SAS”), Sybase, Inc. (“Sybase”), Symantec Corporation (“Symantec”) and VMware. In addition, we have certification and pre-load arrangements with leading hardware providers including HP, IBM and Dell Inc. (“Dell”), as well as Cisco Systems, Inc. (“Cisco”), Fujitsu Limited (“Fujitsu”), Hitachi, Ltd (“Hitachi”) and NEC Corporation (“NEC”), and certification agreements with leading networking and storage companies including Cisco, EMC, HP, NetApp, Inc. (“NetApp”), Nokia Corporation and Nokia Siemens Networks. We also have strategic relationships with the leading semiconductor providers Advanced Micro Devices, Inc. (“AMD”) and Intel Corporation (“Intel”) and cloud providers such as Amazon.com, Inc. (“Amazon”), Fujitsu and IBM.

An online destination for the open source community

We are dedicated to helping serve the interests and needs of open source software users and developers online. Our websites, which include redhat.com, fedoraproject.org, jboss.org, opensource.com and gluster.org, serve as substantial resources for information related to open source initiatives and our open source offerings. These websites contain news we believe to be of interest to open source users and developers, features for the open source community, a commerce site and a point-of-access for software downloads and upgrades. Visitors to our websites can organize and participate in user groups, make available fixes and enhancements and share knowledge regarding the use and development of open source software and methods. By acting as a publisher of open source information and by facilitating the interaction of developers, particularly through the Fedora and JBoss.org projects, we believe our websites have become community centers for open source. Additionally, redhat.com serves as a primary customer interface, web store and order mechanism for many of our offerings.

Segment reporting

Red Hat is organized primarily on the basis of three geographic business segments: the Americas (U.S., Canada and Latin America), EMEA (Europe, Middle East and Africa) and Asia Pacific. These business segments are aggregated into one reportable segment due to the similarity in the nature of offerings, financial performance economic characteristics (e.g., revenue growth and gross margin), methods of production and distribution and customer classes (e.g., distributors, resellers and enterprise). See NOTE 2—Summary of Significant Accounting Policies and NOTE 20—Segment Reporting to our Consolidated Financial Statements for further discussion of our geographic segments.

Geographic Areas

As of February 29, 2012, Red Hat had more than 75 locations around the world, including offices in North America, South America, Europe, Asia and Australia. As stated above, we manage our global business on the basis of three geographic segments: the Americas, EMEA and Asia Pacific. See NOTE 2—Summary of Significant Accounting Policies and NOTE 20—Segment Reporting to our Consolidated Financial Statements for further discussion of our geographic segments. See Item 1A, “Risk Factors”, for a discussion of some of the risks attendant to our operations.

Backlog

The total value of all non-cancellable subscription and service agreements at February 29, 2012 included deferred revenue classified as a current liability of $711.4 million, long-term deferred revenue of $235.3 million and backlog (the value of customer contracts to be billed in the future) not reflected in our financial statements in excess of $200.0 million. The total value of all non-cancellable subscription and service agreements at February 28, 2011 included deferred revenue classified as a current liability of $572.6 million, long-term deferred revenue of $199.6 million and backlog not reflected in our financial statements in excess of $190.0 million. The amount of backlog at February 29, 2012 that we expect to be billed during the fiscal year ending February 28, 2013 is in excess of $120.0 million.

BUSINESS STRATEGY

Our business strategy is designed to generate (i) widespread adoption of Red Hat enterprise technologies, including virtualization, cloud and storage technologies, by enterprise users globally, (ii) increasing revenue from our existing user base by renewing existing subscriptions, converting users of free versions of our enterprise technologies to paying subscribers, providing additional value to our customers and growing the number of open source enterprise technologies we offer, (iii) increasing revenue by providing additional consulting and other targeted services and (iv) increasing revenue from channel partner and other strategic relationships, including distributors, OEMs, IHVs, ISVs, cloud computing providers, VARs and systems integrators and our own international expansion, among other means.

The key elements of our strategy aim to:

Increase the adoption of Red Hat enterprise technologies by enterprise users globally

A growing number of users view Red Hat Enterprise Linux and Red Hat JBoss Middleware as mainstream enterprise technologies for mission-critical areas of their IT infrastructure. An increasing number of these users deploy Red Hat JBoss Middleware as a comprehensive middleware reference architecture and portfolio of offerings for development, deployment and integration of distributed applications, business processes and web services used in a service-oriented architecture. In addition, we see increasing interest among enterprise users for our virtualization and virtualization management offerings. We seek to promote further adoption of our enterprise technologies by expanding the breadth and depth of our technology and service offerings (such as storage, messaging, high performance computing, realtime and virtualization), bringing new management services to market, improving our technology infrastructure to ease the purchasing and renewal process, offering expanded services, focusing on new geographic markets, and capitalizing on the success of our existing strategic relationships. We believe the relationships with our strategic partners will continue to stimulate the technical advancement and widespread distribution of our enterprise technologies and the growth of existing third-party enterprise applications using Red Hat enterprise technologies. We seek to encourage users of free versions of our enterprise technologies such as Red Hat Enterprise Linux to become paying subscribers by helping these users understand the value of the subscriptions we offer. We believe that the low-cost, high-value offerings from Red Hat are a catalyst for change in the IT industry, enabling new deployments and migrations, which encourage a larger ecosystem of compatible hardware and software solutions.

Continue to develop cloud computing offerings

We intend to continue to leverage and build upon our technologies that optimize resource allocation and enhance performance and flexibility in public, private and hybrid cloud computing environments.

Continue to expand virtualization, storage and other platform offerings

We intend to continue to expand our enterprise virtualization suite of server, client and management offerings to enable customers to increase their deployments of virtualization in enterprise environments. We also expect to continue to invest resources to further develop and market our storage, messaging, realtime and grid offerings.

Continue to expand routes to market

We intend to continue to grow our direct sales channel as well as our VAR, OEM, IHV, ISV and channel partner networks on a global basis. In addition, we are enhancing our relationships with systems integrators in order to expand our reach to customers who traditionally rely on system integrators for advice and recommendations regarding their technology purchases.

Continue to pursue strategic acquisitions and alliances

We expect to continue to pursue a selective acquisition strategy as opportunities arise to complement and expand our enterprise technology offerings and service capabilities. We also intend to create and extend our strategic alliances where it is beneficial to our business.

Continue to grow our presence in international markets

We have operations in a number of countries in the Americas, EMEA and Asia Pacific, with over 75 offices worldwide. We expect to continue to expand our operations geographically.

We offer our technologies and documentation in various languages. See NOTE 2—Summary of Significant Accounting Policies and NOTE 20—Segment Reporting to the Consolidated Financial Statements for a discussion of our revenue by geographic area.

Continue to invest in the development of open source technologies

We intend to continue to invest significant resources in the development of new open source technologies in areas that include messaging, virtualization, cloud computing, realtime computing, middleware, management, storage, security and identity, capitalizing on our substantial experience working with the open source development and licensing models and communities. We expect this continued investment to take the form of expenditures on internal development efforts, as well as continued funding of third-party open source projects and the expansion of our developer services.

PRODUCTS AND SERVICES

Red Hat’s software offerings, consisting of Red Hat enterprise technologies such as Red Hat Enterprise Linux, Red Hat JBoss Middleware and Red Hat Virtualization, are at the center of our subscription strategy and our open source architecture. Our service offerings, principally directed toward our medium and large enterprise customers and the leading hardware providers with whom we have strategic relationships, include technical support and maintenance, training, professional consulting services, and engineering services.

We primarily provide our enterprise technologies with related services in the form of annual or multi-year subscriptions. Our subscriptions include a bundle of services consisting of software delivery, support services, fixes, enhancements and new versions, certified compatibility with a portfolio of hardware and software applications and Red Hat’s Open Source Assurance program. The subscriptions offer varying levels of support services as well as access to basic software updates and configuration management functionality via our integrated management technologies Red Hat Network, Red Hat Network Satellite, Red Hat Customer Portal and Red Hat JBoss Operations Network.

Red Hat Enterprise Linux technologies

Red Hat Enterprise Linux is an operating system built from various open source software packages including the Linux kernel, and is designed expressly for enterprise computing. Red Hat Enterprise Linux delivers the features required for commercial deployments, including:

•	Support for a wide range of ISV applications from vendors such as BMC, CA, EMC, HP, IBM, Microsoft, Oracle, SAP, SAS and Symantec;

•	Certification on multiple architectures and leading OEM platforms, including Cisco, Dell, Fujitsu, HP, Hitachi, IBM, NEC and Oracle;

•	Comprehensive technical support, with up to 24x7, one-hour response, available both from Red Hat and selected ISV/OEM partners;

•	Performance and scalability in accordance with leading industry benchmarks;

•	Stability based upon periodic upgrade cycles on an if-and-when-available basis and multiyear support lifecycle; and

•	Virtualization capability incorporated into the core operating system.

Red Hat Enterprise Linux is well-suited for a broad range of applications across the enterprise IT environment. In addition, Red Hat offers a portfolio of add-ons that extends the features of Red Hat Enterprise Linux. These add-ons, which are designed to tailor a customer’s computing environment to suit specific customer requirements, include:

•	High Availability—provides failover services between nodes within a cluster intended to make applications more resistant to downtime.

•	Resilient Storage—enables a shared storage or clustered file system to access the same storage device over a network.

•	Network Load Balancer—provides redundancy and scalability for web serving, databases, networking and storage.

•	Scalable File System—provides support for file systems that are between 16 and 100 terabytes in size using advanced features such as 64-bit journaling and advanced locking algorithms.

•	High Performance Network—delivers remote directory memory access over converged Ethernet helping improve network latency and capacity.

•

Smart Management—includes Red Hat Network Satellite management and provisioning modules that allow a customer to provision, patch, configure and control Red Hat Enterprise Linux development, test and production systems.

•	Extended Lifecycle Support—provides software maintenance and support after Red Hat’s published end of life date for certain versions of Red Hat Enterprise Linux.

•	Extended Update Support—extends the support period of a Red Hat Enterprise Linux update for up to 18 months and delivers overlapping release support to give enterprise customers more flexibility.

We believe that these add-ons provide customers with increased features, flexibility and choice.

Red Hat JBoss Middleware

Red Hat JBoss Middleware provides a range of middleware offerings for developing, deploying, and managing applications that are accessible via the Internet, corporate intranets, extranets, clouds and virtual private networks. Red Hat JBoss Middleware offerings consist of a number of deployment platforms and tools, including:

•

Red Hat JBoss Application Platform—provides an environment for building, hosting and deploying applications and services. It includes JBoss Application Server, Seam, Hibernate, JBoss Cache, JBoss Transactions, JBoss Messaging and JBoss Web services.

•	Red Hat JBoss Web Platform—leverages the Java Enterprise Edition Web Profile concept to provide a standards-based environment for building light Java applications.

•	Red Hat JBoss Web Server—provides a single enterprise open source solution for large scale websites and lightweight applications that utilize Apache Tomcat and Apache Web Server.

•	Red Hat JBoss SOA Platform—provides the environment for deploying and integrating service-oriented architectures and business processes.

•	Red Hat JBoss Portal Platform—provides a Java-based platform for deploying standards-based portals.

•	Red Hat JBoss BRMS—provides a business rules management system that enables business policy and rules development, access and change management.

•

Red Hat JBoss Developer Studio—provides an Eclipse-based application development environment for developing applications and development tools for building rich web-based applications and service-oriented architecture services.

•	Red Hat JBoss Data Services Platform—provides an environment integrating distributed data sources and provides for data federation, data abstraction, data transformation and metadata management.

Red Hat Virtualization

Red Hat Virtualization is a virtualization solution for server and desktop computers that combines the KVM hypervisor included in the Linux kernel with the oVirt open source virtualization management system. Red Hat Virtualization is designed to enhance the capital and operational efficiencies of our customers by increasing server utilization and deployment flexibility.

Red Hat Virtualization for Servers supports server operating systems as virtual guests and includes the following components:

•	Red Hat Virtualization Hypervisor—a hypervisor based on KVM technology that essentially converts the Red Hat Enterprise Linux kernel into a virtualization platform.

•

Red Hat Virtualization Manager—a server virtualization management system that provides advanced capabilities for both host and guest operating systems, including high availability, live migration, power manager, storage manager and system scheduler.

Red Hat Virtualization for Servers is designed to be compatible with Red Hat Enterprise Linux and its wide ecosystem of certified hardware systems and software applications. Red Hat Virtualization allows enterprises to centrally manage virtual environments.

Red Hat Virtualization for Desktops is available as an add-on and provides support and management functionality for desktop operating systems as virtual guests.

Cloud Offerings

Cloud computing can be implemented in different ways. In a public cloud, computing resources are made available to the general public by an entity that controls and operates these resources. In a private cloud, computing resources are operated solely for the benefit of a particular entity. A hybrid cloud blends the public and private cloud models and assumes some level of interoperability between a private cloud and public cloud implementation.

Generally, a cloud computing environment can react more quickly to changes in workload demand and provision new applications in less time and with less effort. A private cloud can be more efficient and less expensive to operate than a traditional computing infrastructure. Public clouds can also be more efficient, offering the ability to buy computing capacity as it is needed, which also helps to reduce expenses by allowing users to avoid acquiring additional equipment to protect against episodic heightened capacity requirements.

Cloud computing also enables the offering of computing resources as a service:

•

Infrastructure-as-a-service (“IaaS”)—allows users to access processing, storage, networking and other computing resources as a service, eliminating the need to acquire and operate servers, data center space and networking equipment.

•

Platform-as-a-service (“PaaS”)—offers a computing platform as a service, facilitating the deployment of applications without the cost and complexity of buying and managing the underlying hardware, software and provisioning capabilities.

•	Software-as-a-service (“SaaS”)—provides on-demand access to software that is typically delivered to users over the Internet.

Red Hat aims to leverage and build upon its existing portfolio of offerings (Red Hat Enterprise Linux, Red Hat JBoss Middleware, Red Hat Virtualization and other Red Hat enterprise technologies) to enable public, private and hybrid clouds. Examples of how these offerings can be used in the cloud include the following:

•

Red Hat’s Certified Cloud Provider Program—permits providers of public clouds to resell certain Red Hat offerings deployed in a scalable and supported cloud environment and enables customers to use certain Red Hat offerings both in a provider’s cloud and in their own data center.

•

Red Hat Cloud Access—a feature of a Red Hat Enterprise Linux subscription that allows enterprise customers to utilize the subscription either in their own data center or in a cloud provided by one of Red Hat’s Premier Cloud Providers such as Amazon.

•	Red Hat’s OpenShift—a PaaS offering that allows developers to build, test, run and manage applications in a cloud environment.

•	Red Hat’s Virtual Storage Appliance—a software implementation that enables a network-attached file server to run in Amazon’s cloud environment.

Red Hat Storage Software Appliance

Red Hat’s Storage Software Appliance enables users to treat storage as a virtualized resource. Based on technology developed by Gluster, Inc., which Red Hat acquired in October 2011, the Storage Software Appliance aggregates disk and memory resources into a unified storage capability that is abstracted from physical hardware, offering enterprises the ability to treat physical storage as a scalable, standardized, centrally managed pool of virtual storage.

Red Hat Systems Management Offerings

Red Hat Network, Red Hat Network Satellite, Red Hat Customer Portal and Red Hat JBoss Operations Network provide management and software delivery services for Red Hat offerings, including Red Hat Enterprise Linux, Red Hat JBoss Middleware and Red Hat Virtualization technologies. With a focus on open standards and scalability, our management offerings are intended to help organizations increase productivity, lower costs and enhance security by provisioning, managing, monitoring and updating systems.

Services for Red Hat Enterprise Linux, Red Hat JBoss Middleware and Red Hat Virtualization technologies are available to provide organizations with flexibility, security and scalability based on their size and needs. Red Hat’s customers can manage their deployments by connecting to Red Hat’s hosted servers or by implementing the enhanced functionality of Red Hat Network Satellite and Red Hat JBoss Operations Network.

Red Hat Network (RHN)—Through RHN, Red Hat provides an online method for its customers to obtain certified software and upgrades and to manage, provision and monitor deployments of Red Hat Enterprise Linux and Red Hat Virtualization.

RHN Update Module—The RHN Update Module is an entry-level offering included with each subscription for Red Hat Enterprise Linux, providing enhancements and upgrades to individual systems. The RHN Update Module includes functionality such as a graphical user interface, priority notification, errata information, and Red Hat Package Manager dependency checking and auto update. RHN Update Module also gives customers access to electronic delivery of software related to their Red Hat subscriptions. This is the default method for accessing subscription services for Red Hat Enterprise Linux and Red Hat Virtualization.

Customers may purchase subscriptions to the following additional RHN offerings:

•

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

•

RHN Smart Management—RHN Smart Management allows customers to provision and manage systems running Red Hat enterprise technology. Designed to enable scalable enterprise administration, RHN Smart Management features systems grouping, role-based administration and scheduled actions.

•

RHN Monitoring Module—The RHN Monitoring Module, only available for RHN Satellite deployments, adds performance-tracking capabilities. Users can configure monitoring checks based on numerous pre-built probes, or they can create their own. Email or pager warnings send alerts when defined performance thresholds are crossed.

•

Red Hat Customer Portal—Through Red Hat Customer Portal, Red Hat provides an online method for Red Hat customers to obtain certified software, access a knowledge base and software update alerts and advisories, as well as interact with our technical support engineers.

•

Red Hat JBoss Operations Network—Red Hat JBoss Operations Network is deployed in a manner similar to RHN Satellite and provides capability to the customer to manage its Red Hat JBoss Middleware environments. Similar to RHN Satellite, Red Hat JBoss Operations Network functionality includes inventory, software update, administration, configuration management and resource deployment. Red Hat JBoss Operations Network also provides an extended module for monitoring and alert notifications on the status of Red Hat JBoss Middleware deployments.

Additional Red Hat enterprise technologies

Red Hat enterprise technologies also include other technology infrastructure, including software for software development, high availability clusters of Linux systems and storage, directory server services and authentication of users. These applications broaden customer choice and are components of our open source architecture vision for the enterprise. These technologies include:

•

Red Hat Messaging, Real-time and Grid (MRG)—integrates open and scalable messaging, a real-time kernel with predictable performance and grid management tools for use in high-performance distributed computing, including virtualization, cloud computing and bare-metal mission-critical applications.

•	Red Hat Directory Server—centralizes application settings, user profiles, group data, policies and access control information into an operating system-independent, network-based registry.

Red Hat training, consulting and support services

Red Hat offers a range of services that are designed to help our customers derive additional value from Red Hat enterprise technologies.

Training—Our training services consist of an array of performance-based courses designed to meet the diverse needs of our customers. We deliver more than 30 Red Hat Enterprise Linux and Red Hat JBoss Middleware courses worldwide in classroom, corporate on-site and online settings. These courses span topics such as system administration and advanced enterprise development, deployment security, middleware and role-based offerings. Certification paths include Red Hat Certified Technician, Red Hat Certified Engineer, Red Hat Certified Data Specialist, Red Hat Certified Security Specialist, Red Hat Certified Virtualization Administrator, Red Hat Certified Architect and Red Hat JBoss Certified Application Administrator.

Consulting—We offer the services of experienced consultants to assist with the technology infrastructure needs of our customers. Our offerings include assessments, implementations, upgrade planning, platform migrations, solution integration and application development.

Support—Our Red Hat subscriptions generally include varying levels of technical support to assist customers with implementing, configuring and using Red Hat enterprise technologies. Additionally, we offer a technical account management service for customers who require a more personalized support relationship. The technical account management service is designed to offer a highly skilled, proactive support engineer who understands a customer’s IT infrastructure and serves as a primary point of contact for technical support that is tailored to the customer’s business.

COMPETITION

With our operating systems offerings we compete with a number of large and well-established companies that have significantly greater financial resources, larger development staffs and more extensive marketing and distribution capabilities. These competitors include Microsoft and Oracle, each of which offers hardware-

independent, multi-user operating systems that compete with Red Hat’s offerings. Moreover, HP, IBM, Oracle and Unisys Corporation each offer the UNIX operating system. Many of these competitors bundle competitive operating systems, such as UNIX, with their own hardware and additional software offerings, thereby making it more difficult for us to penetrate their customer bases. In addition, virtualization products, such as those offered by Citrix Systems, Inc. (“Citrix”), Microsoft and VMware, compete with traditional operating systems. No assurance can be given that our efforts to compete effectively will be sufficient.

With respect to Linux operating systems, our chief competitor has historically been Novell, Inc., with its SUSE brand of Linux, which was acquired by Attachmate Corporation (“Attachmate”) in 2011. Oracle also sells support for its version of the Linux operating system. See Item 1A, “Risk Factors”. Other, less well-capitalized, Linux brands include Debian, Mandriva, Ubuntu and other regionally specific distributions. The financial and legal barriers to creating a new Linux distribution are relatively low because the software components typically included in Linux distributions are publicly available under open source licenses that permit copying, modification and redistribution.

With our middleware offerings we compete with a number of large and well-established companies that have significantly greater financial resources, larger development staffs and more extensive marketing and distribution capabilities. These competitors include, but are not limited to, IBM, Microsoft, Oracle and VMware, all of which offer portfolios of enterprise Java and non-Java middleware products. All of these vendors offer the majority of their middleware products under a typical proprietary software license model. IBM and Oracle often bundle hardware and software for their customers, making it more difficult to penetrate these customer bases. Our middleware offering is heavily dependent on the Java programming language, which is controlled by Oracle.

With our virtualization offerings we compete with a number of large and well-established companies that have significantly greater financial resources, larger development staffs and more extensive marketing and distribution capabilities. These competitors include, but are not limited to, Attachmate, Citrix, Microsoft, Oracle and VMware, and in the case of Microsoft and VMware, have virtualization technologies that are certified and supported with Red Hat Enterprise Linux operating system offerings.

With our management offerings we compete with a number of large and well-established companies that have significantly greater financial resources, larger development staffs and more extensive marketing and distribution capabilities. These competitors include, but are not limited to, Attachmate, BMC, CA, HP, IBM, Microsoft and Oracle, all of which offer support for heterogeneous operating system environments, such as Linux, Solaris, AIX, HP-UX and Windows. Many of these competitors have legacy client/server offerings that require relatively long implementation cycles and are difficult to displace in enterprise customers due to, among other reasons, switching costs. There are numerous other companies that focus exclusively on management offerings that are likely to support Linux-based systems as well as non-Linux-based systems.

With our service offerings we face competition in the market for services related to the deployment of enterprise technologies and the development and integration of applications. Our competitors in the market include Accenture plc, HP, IBM and Tata Consultancy Services Limited, as well as other technology consulting companies.

With our cloud technologies we compete with companies that provide tools for enterprises to create private clouds, such as Microsoft and VMware, as well as with companies that provide public clouds, such as Amazon, Google, Inc., Microsoft and Rackspace Hosting, Inc.

With our storage offerings we compete with companies that provide software-based storage products, such as EMC and NetApp.

Due to the nature of open source technology, the open source software model is not characterized by the traditional barriers to entry that are found in the proprietary software model. For example, anyone can use, copy, modify and redistribute Red Hat Enterprise Linux, Red Hat JBoss Middleware and our other open source offerings. However, they are not permitted to refer to these products as “Red Hat” or “JBoss” products unless they have a formal business relationship with us that allows such references. Moreover, our customers agree that during their support relationship with Red Hat, they will purchase a support subscription for each computer system, core, socket or other unit on which they deploy Red Hat’s software. In addition, the primary means by which customers can receive a certified version of Red Hat enterprise software, fixes, enhancements and new versions of Red Hat enterprise software is to purchase and maintain a current subscription directly from us or our partners with whom we have agreements. We believe that the major factors affecting the competitive landscape for our offerings include:

•	the name and reputation of the vendor;

•	the ability to adapt development, sales, marketing and support to the open source software model;

•	the product price, performance, reliability, security and functionality;

•	the alliances of the vendor with major industry hardware and/or software providers;

•	the quality of support and consulting services;

•	the financial and value relationship of subscription services;

•	the number of Global 2000 reference accounts;

•	the number of cloud computing partners and reference accounts;

•	the availability of third-party enterprise infrastructure applications that are compatible with the technology;

•	the breadth of hardware and software ecosystem compatibility;

•	the management framework for administering the software technologies;

•	the ability of the vendor to quickly diagnose software issues and provide patches and other solutions;

•	the distribution strength and number of distribution partners of the vendor; and

•	the strength of the vendor’s relationships and reputation in the open source community.

Although we believe that we generally compete on par or favorably with many of our competitors in a number of respects, including product performance, price and breadth of hardware and software compatibility, we believe that a number of our key competitors currently have superior marketing and distribution capabilities. In addition, there are significantly more enterprise infrastructure applications available for competing operating systems technologies, such as Windows, than there are for Red Hat Enterprise Linux. An integral part of our strategy has been to help address these shortcomings by, among other methods, strengthening our existing strategic relationships and entering into new ones to expand our distribution capabilities and by attracting more attention to the open source movement. Also, increasing the volume of installed subscriptions of Red Hat enterprise technologies should create additional opportunities and incentives for software developers to write more applications that are compatible with Red Hat enterprise technologies.

SOFTWARE ENGINEERING AND DEVELOPMENT

We have invested, and intend to continue to invest, significant resources in research and development. We expended $208.7 million, $171.3 million and $148.4 million, in our fiscal years ended February 29, 2012, February 28, 2011 and February 28, 2010, respectively, in research and development costs. We focus and modify our research and development efforts based on the needs of users and changes in the marketplace. We are currently focusing our development efforts on improving or adding the functionality to our offerings that are needed by the Global 2000 or required for leading third-party applications upon which the Global 2000 are dependent. However, any upgrades and enhancements are offered on an if-and-when-available basis.

Our software engineers collaborate with open source software development teams working through open source communities such as the Fedora Project and JBoss.org. This involvement enables us to remain abreast of, and in some instances lead, certain technical advances, plans for development of new features and timing of releases, as well as other information related to the management of open source projects.

Our software engineers make development contributions to many components comprising Red Hat Enterprise Linux, Red Hat JBoss Middleware and Red Hat Virtualization and provide leadership within the various open source communities across many of the core components.

Our software development engineers perform extensive testing of Red Hat enterprise technologies. We use various industry methods of quality assurance testing to help ensure that our enterprise technologies are solidly engineered and ready for use by our customers when delivered. We also work closely with leading hardware and software vendors to help ensure that their hardware and applications will operate effectively with Red Hat enterprise platforms.

In addition, we continue to invest substantial resources in the development and commercialization of open source technologies that provide added value in addition to our offerings.

INTELLECTUAL PROPERTY

Most of our offerings, such as Red Hat Enterprise Linux and Red Hat JBoss Middleware, are built primarily from software components licensed to the general public under various open source licenses. While some components are developed by our own employees, Red Hat obtains many components from software developed and released by contributors to independent open source software development projects. Open source licenses grant licensees broad permissions to use, copy, modify and distribute the software. Certain open source licenses, such as the GNU General Public License (“GPL”), impose significant limits on a distributor’s ability to license derivative works under more restrictive terms and generally require the distributor to disclose the source code of such works. The inclusion of software components governed by such licenses in our offerings limits our ability to use traditional proprietary software licensing models for those offerings. As a result, while we have substantial copyright interests in our software technologies, open source development and licensing practices may have the effect of limiting the value of our software copyright assets. Consequently, our trademarks may represent our most valuable intellectual property.

We pursue registration of some of our trademarks in the United States and in other countries. We have registered the “Red Hat” and “JBoss” trademarks and the Red Hat Shadowman logo in countries in North America, South America, Europe, Asia and Africa as well as in Australia.

Despite our efforts to protect our trademark rights, unauthorized third parties have in the past attempted, and in the future may attempt, to misappropriate our trademark rights. We cannot be certain that we will succeed in preventing such misappropriation of our trade names and trademarks. The laws of some foreign countries do not protect or deter misappropriation of our trademark rights to the same extent as do the laws of the United States. In addition, while we engage in certain enforcement activity, policing unauthorized use of our trademark rights is difficult, expensive and time consuming, and our efforts may be inadequate. The loss of any material trademark or trade name could have a material adverse effect on our business, operating results and financial condition.

Red Hat also seeks patent protection of some of the innovative ideas of our software developers and other employees. Some of these inventions are applicable to our current technologies, while others provide protection to new and other technologies. Moreover, our principal objectives in seeking patent protection are to provide a measure of deterrence against the potential patent infringement claims of third parties and to help ensure that new technologies and innovations covered by our patents remain open. As part of Red Hat’s commitment to the open source community, we provide our Patent Promise, an undertaking, subject to certain limitations, not to enforce our patent rights against users of open source software covered by certain open source licenses. This permits the development and distribution of open source applications by third parties that could otherwise infringe on our patents. For these reasons, it is unlikely that our patents will, of themselves, provide us substantial revenue. We are also a founding member and active participant, along with other industry leaders (including IBM, Philips and Sony) in the Open Invention Network LLC, which acquires patents with the goal of promoting innovation in open source for the Linux platform.

Third parties have in the past asserted, and may in the future assert, infringement claims against us which may result in costly litigation or require us to obtain a license to third-party intellectual property rights. See Item 3, “Legal Proceedings”. There can be no assurance that such licenses will be available on reasonable terms or at all, which could have a material adverse effect on our business, operating results and financial condition. Red Hat regularly commits to its subscription customers that if portions of our enterprise offerings are found to infringe third-party intellectual property rights we will, at our expense and option: (i) obtain the right for the customer to continue to use the offering consistent with their subscription agreement with us; (ii) modify the offering so that its use is non-infringing; or (iii) replace the infringing component with a non-infringing component, and indemnify them against specific types of infringement claims. Although we cannot predict whether we will need to satisfy these commitments and often have limitations on these commitments, satisfying these commitments could be costly and time-consuming and could materially and adversely affect our business, operating results, financial condition and cash flows.

We also generally enter into confidentiality and nondisclosure agreements with our employees and consultants and seek to control access to and distribution of our confidential documentation and other proprietary information.

EMPLOYEES

As of February 29, 2012, Red Hat had more than 4,500 employees. From time to time, we also employ independent contractors. Our employees are not represented by any labor union and are not recognized under a collective bargaining agreement, and we have never experienced a work stoppage. We believe our relations with our employees are generally good.

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

Set forth below are certain risks and cautionary statements, which supplement other disclosures in this report. Please carefully consider the following risks and cautionary statements. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

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

RISKS RELATED TO BUSINESS UNCERTAINTY

The duration and extent of economic downturns, regional financial instability, and global economic and market conditions generally could adversely affect our business, financial condition and operating results.

Economic weakness and uncertainty, tightened credit markets and constrained IT spending from time to time contribute to slowdowns in the technology industry, as well as in the specific customer segments and geographic regions in which we operate, which may result in reduced demand and increased price competition for our offerings. Our operating results in one or more geographic regions or customer segments may also be affected by uncertain or changing economic conditions within that region or segment, such as the debt crisis in certain countries in the European Union. Continuing uncertainty about future economic conditions may, among other things, negatively impact our current and prospective customers and result in delays or reductions in technology purchases or lengthen our sales cycle. Adverse economic conditions also may negatively impact our ability to obtain payment for outstanding debts owed to us by our customers or other parties with whom we do business. In addition, these conditions may impact our investment portfolio, and we could determine that some of our investments have experienced an other-than-temporary decline in fair value, requiring an impairment charge that could adversely impact our financial condition and operating results. Also, these conditions may make it more difficult to forecast operating results. If global economic conditions, or economic conditions in the United States, European Union or in other key geographic regions or customer segments, remain uncertain or persist, spread or deteriorate further, current and prospective customers may delay or reduce their IT spending, which could adversely affect our business, financial condition and operating results.

If we fail to continue to establish and maintain strategic distribution and other collaborative relationships with industry-leading companies, we may not be able to attract and retain a larger customer base.

Our success depends in part on our ability to continue to establish and maintain strategic distribution and other collaborative relationships with industry-leading hardware manufacturers, distributors, software vendors, cloud providers and enterprise solutions providers such as Amazon.com, Inc. (“Amazon”), Cisco Systems, Inc. (“Cisco”), Dell Inc. (“Dell”), Fujitsu Limited, Hewlett-Packard Co. (“HP”), International Business Machines Corporation (“IBM”), NEC Corporation (“NEC”), Oracle Corporation (“Oracle”), SAP AG (“SAP”) and others. These relationships allow us to offer our technologies to a much larger customer base than we would otherwise be able through our direct sales and marketing efforts. We may not be able to maintain these relationships or replace them on attractive terms. In addition, our existing strategic relationships do not, and any future strategic relationships may not, afford us any exclusive marketing or distribution rights. Some of our channel partners offer competing products and services. As a result of these factors, many of the companies with which we have strategic alliances may choose to pursue alternative technologies and develop alternative products and services in addition to or in lieu of our offerings, either on their own or in collaboration with others, including our competitors. Moreover, we cannot guarantee that the companies with which we have strategic relationships will market our offerings effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support. As our agreements with strategic partners terminate or expire, we may be unable to renew or replace these agreements on comparable terms, or at all.

We rely, to a significant degree, on indirect sales channels for the distribution of our offerings, and disruption within these channels could adversely affect our business and operating results.

We use a variety of different indirect distribution methods for our offerings, including channel partners such as OEMs, distributors and resellers. A number of these partners in turn distribute via their own networks of channel partners with whom we have no direct relationship. We rely, to a significant degree, on each of our channel partners to select, screen and maintain relationships with its distribution network and to distribute our offerings in a manner that is consistent with applicable regulatory requirements and Red Hat’s quality standards. Our channel partners may not distribute and market our offerings effectively.

Recruiting and retaining qualified channel partners and training them in the use of our enterprise technologies requires significant time and resources. If we fail to devote sufficient resources to support and expand our network of channel partners, our operating results may be adversely affected. In addition, because we rely on channel partners for the indirect distribution of our enterprise technologies, we may have little or no contact with the ultimate end-users of our technologies, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our software, support ongoing customer requirements, estimate end-user demand, respond to evolving customer needs and obtain subscription renewals from end-users.

If our indirect distribution channel is disrupted, we may be required to devote more resources to distribute our offerings directly and support our customers, which may not be as effective and could lead to higher costs, reduced revenue and growth that is slower than expected.

We have entered into and may continue to enter into or seek to enter into business combinations and acquisitions, which may be difficult to complete and integrate, disrupt our business, divert management’s attention, adversely affect our financial condition, operating results and cash flows and dilute stockholder value.

As part of our business strategy, we have in the past entered into business combinations and acquisitions, and we may continue to do so in the future. These types of transactions can increase the expense of running our business and present significant challenges and risks, including:

•

Integrating the acquired business’ accounting, financial reporting, management, information and information security, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

•

Gathering full information regarding a business or technology prior to a transaction, including the identification and assessment of liabilities, claims or other circumstances that could result in litigation or regulatory exposure, unfavorable accounting treatment, unexpected tax implications and other adverse effects on our business;

•	Maintaining or establishing acceptable standards, controls, procedures and policies;

•	Disruption of our ongoing business and distraction of management;

•	Impairment of relationships with our employees and customers as a result of any integration of new management and other personnel;

•	Inability to maintain relationships with customers of the acquired business;

•	Cultural challenges associated with integrating employees from the acquired company into our organization;

•	Loss of key employees of the acquired business;

•	Maintaining good relationships with our existing business partners or those of the acquired business, including as a result of the changes in the competitive landscape affected by the transaction;

•	Incorporating and further developing acquired technology and rights into our offerings and maintaining quality standards consistent with our brands;

•	Failure to achieve the expected benefits of the transaction;

•	Expenses related to the transaction;

•	Claims and liabilities we may assume from the acquired business or technology, or that are otherwise related to the transaction;

•	Increased operating expenses related to the acquired business or technology;

•	Entering into new markets in which we have little or no experience or in which competitors may have stronger market positions;

•	Impairment of tangible assets and intangible assets and goodwill acquired in transactions; and

•

For foreign transactions, additional risks related to the integration of operations across different cultures and languages, and the economic, political, and regulatory risks associated with specific countries.

There can be no assurance that we will manage these challenges and risks successfully. Moreover, if we are not successful in completing transactions that we have pursued or may pursue, our business may be adversely affected, and we may incur substantial expenses and divert significant management time and resources. In addition, in pursuing and completing such transactions, we could use substantial portions of our available cash as payment and as retention incentives to employees of the acquired business, or we may incur substantial debt. We could also issue additional securities as all or a portion of the purchase price for these transactions, which could cause our stockholders to suffer significant dilution. Any transaction may not generate additional revenue or profit for us, or may take longer to do so than expected, which may adversely affect our financial condition and operating results.

If we fail to effectively manage our growth, our financial condition, operating results and cash flows could be adversely affected.

We have expanded our operations rapidly in recent years. For example, our total revenue increased from $909.3 million for the fiscal year ended February 28, 2011 to $1.13 billion for the fiscal year ended February 29, 2012. Moreover, the total number of our employees increased from over 3,700 as of February 28, 2011 to over 4,500 as of February 29, 2012 and is expected to generally increase in the foreseeable future. In addition, we continue to explore ways to extend our offerings and geographic reach. Our growth has placed and will likely continue to place a strain on our management systems, information systems, resources and internal controls. Our ability to successfully provide our offerings and implement our business plan requires adequate information systems and resources, internal controls and oversight from our senior management.

As we expand in international markets, these challenges increase as a result of the need to support a growing business in an environment of multiple languages, cultures, customs, legal systems, dispute resolution systems, regulatory systems and commercial practices. As we grow, we must also continue to hire, train, supervise and manage new employees. We may not be able to adequately screen and hire or adequately train, supervise and manage sufficient personnel or develop management, or effectively manage and develop our controls and oversight functions and information systems to adequately manage our growth effectively. If we are unable to adequately manage our growth, our business, financial condition, operating results and cash flows could be adversely affected.

We include software licensed from other parties in our offerings, the loss of which could increase our costs and delay availability of our offerings.

We utilize various types of software licensed from unaffiliated third parties in our offerings. Aspects of our business could be disrupted if any of the software we license from others or functional equivalents of this software were no longer available to us, no longer offered to us on commercially reasonable terms or changed in ways or included defects that made the third-party software unsuitable for our use. In these cases, we would be required to either redesign our technologies to function with software available from other parties, develop these components ourselves or eliminate the functionality, which could result in increased costs, the need to mitigate customer issues, delays in delivery of our offerings and the release of new offerings and limit the features available in our current or future offerings.

We may not be able to continue to attract and retain capable management.

Our future success depends on the continued services and effectiveness of a number of key management personnel, including our CEO, who assumed his role on January 1, 2008. Our ability to retain key management personnel or hire capable new management personnel as we grow may be challenged to the extent the technology sector performs well and/or if companies with more generous compensation packages or greater perceived growth opportunities compete for the same personnel. In addition, historically we have used share-based compensation as a key component of our compensation packages. Changes in the accounting for share-based compensation could adversely affect our earnings or force us to use more cash compensation to attract and retain capable personnel. If the price of our common stock falls, the value of our share-based awards to recipients is reduced. Such events, or if we are unable to secure shareholder approval for increases in the number of shares eligible for share-based compensation grants, could adversely affect our ability to successfully attract and retain key management personnel. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key management personnel could hinder our strategic planning and execution.

We depend on our key non-management employees, the loss of which could adversely affect our business or stock price and diminish our brands.

Competition in our industry for qualified employees, especially technical employees, is intense and from time to time our competitors directly target our employees. The loss of the technical knowledge and industry expertise of any of these individuals could seriously impede our success. Moreover, the loss of these individuals, particularly to a competitor, some of which may be in a position to offer greater compensation, and any resulting loss of customers could reduce our market share and diminish our brands and adversely affect our business or stock price. We have from time to time in the past experienced, and we may experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

A number of our key employees have become, or will soon become, vested in a significant amount of their equity compensation awards. Employees may be more likely to leave us after a significant portion of their equity compensation awards fully vest, especially if the shares underlying the equity awards have significantly appreciated in value. If we do not succeed in retaining and motivating our key employees and attracting new key personnel, our business, financial performance and stock price may decline.

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

Our subscription-based contract model may encounter customer resistance or we may experience a decline in the demand for our offerings.

We provide Red Hat enterprise technologies under annual or multi-year subscriptions. Through the life of a subscription, a customer is entitled to specified levels of support as well as security updates, fixes, functionality enhancements and upgrades to the technology, when and if available, via the Red Hat Customer Portal. While we believe this practice complies with the requirements of the GNU General Public License, and while we have reviewed this practice with the Free Software Foundation, the organization that maintains and provides interpretations of the GNU General Public License, we may still encounter customer resistance to this distribution model or customers may fail to honor the terms of our subscription agreements. To the extent we are unsuccessful in promoting or defending this distribution model, our business and operating results could be materially and adversely affected. In addition, our customers generally undertake a significant evaluation process that may result in a lengthy sales cycle. We spend substantial time, effort, and money on our sales efforts without any assurance that our efforts will produce any sales. As technologies and the markets for our enterprise offerings change, our subscription-based contract model may no longer meet the needs of our customers. If we are unable to adapt our contract model to changes in the marketplace, our business and operating results could be adversely impacted.

If our current and future customers do not renew their subscription agreements with us, our operating results may be adversely impacted.

Our customers may not renew their subscriptions after the expiration of their subscription agreements and in fact, some customers elect not to do so. In addition, our customers may opt for a lower-priced edition of our offerings or for fewer subscriptions. We have limited historical data with respect to rates of customer subscription renewals, so we cannot accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our services and their ability to continue their operations and spending levels. Government contracts could be subject to future funding that may affect the extension or termination of programs and generally are subject to the right of the government to terminate for convenience or non-appropriation. If we experience a decline in the renewal rates for our customers or they opt for lower-priced editions of our offerings or fewer subscriptions, our operating results may be adversely impacted.

If open source software programmers, most of whom we do not employ, do not continue to develop and enhance open source technologies, we may be unable to develop new technologies, adequately enhance our existing technologies or meet customer requirements for innovation, quality and price.

We rely to a significant degree on a number of largely informal communities of independent open source software programmers to develop and enhance our enterprise technologies. For example, Linus Torvalds, a prominent open source software developer, and a relatively small group of software engineers, many of whom are not employed by us, are primarily responsible for the development and evolution of the Linux kernel, which is the heart of the Red Hat Enterprise Linux operating system. If these groups of programmers fail to adequately further develop and enhance open source technologies, we would have to rely on other parties to develop and enhance our offerings or we would need to develop and enhance our offerings with our own resources. We cannot predict whether further developments and enhancements to these technologies would be available from reliable alternative sources. In either event, our development expenses could be increased and our technology release and upgrade schedules could be delayed. Moreover, if third-party software programmers fail to adequately further develop and enhance open source technologies, the development and adoption of these technologies could be stifled and our offerings could become less competitive. Delays in developing, completing or delivering new or enhanced offerings could result in delayed or reduced revenue for those offerings and could also adversely affect customer acceptance of those offerings.

If third-party enterprise hardware and software providers do not continue to make offerings compatible with our offerings, our software may cease to be competitive and our business and financial performance may be adversely affected.

The competitive position of our offerings is dependent on their compatibility with offerings of third-party enterprise hardware and software companies. To the extent that a software or hardware vendor might have or develop products that compete with ours, the vendor may have an incentive to seek to limit the performance, functionality or compatibility of our offerings when used with one or more of the vendor’s offerings. In addition, these vendors may fail to support or issue statements of compatibility or certification of our offerings when used with their offerings. We intend to encourage the development of additional applications that operate on both current and new versions of our offerings by, among other means, attracting third-party developers to our offerings, providing open source tools to create these applications and maintaining our existing developer relationships through marketing and technical support. We intend to encourage the compatibility of our software with various third-party hardware and software offerings by maintaining and expanding our relationships, both business and technical, with relevant independent hardware and software vendors. If we are not successful in achieving these goals, however, our offerings may not be competitive and our business and financial performance may be adversely affected.

We may be unable to predict the future course of open source technology development, which could reduce the market appeal of our offerings, damage our reputation and adversely affect our financial performance.

We do not exercise control over many aspects of the development of open source technology. Different groups of open source software programmers compete with one another to develop new technology. Typically, the technology developed by one group will become more widely used than that developed by others. If we acquire or adopt new technology and incorporate it into our offerings but competing technology becomes more widely used or accepted, the market appeal of our offerings may be reduced and that could harm our reputation, diminish our brands and adversely affect our financial performance.

Because of the characteristics of open source software, there are few technology barriers to entry into the open source market by new competitors and it may be relatively easy for competitors, some of which may have greater resources than we have, to enter our markets and compete with us.

One of the characteristics of open source software is that anyone can modify and redistribute the existing open source software and use it to compete with us. Such competition can develop without the degree of overhead and lead time required by traditional proprietary software companies. It is possible for new competitors with greater resources than ours to develop their own open source solutions, potentially reducing the demand for, and putting price pressure on, our solutions. For example, Oracle has developed its own version of the Linux operating system and sells support both for its version of the Linux operating system and for Red Hat Enterprise Linux. In addition, some competitors make their open source software available for free download and use on an ad hoc basis or may position their open source software as a loss leader. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure and/or the availability of open source software will not result in price reductions, reduced operating margins and loss of market share, any one of which could seriously harm our business.

Industry consolidation may lead to increased competition and may harm our operating results.

There has been a trend of consolidation in the technology industry for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. For example, in early 2010, Oracle completed its acquisition of Sun Microsystems, Inc. (“Sun”). Oracle’s acquisition of Sun created a large, integrated supplier of enterprise software that also provides hardware optimized for these software products. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could have a material adverse effect on our business, financial condition and operating results.

Our continued success depends on our ability to adapt to a rapidly changing industry. Investment in new business strategies and initiatives could disrupt our ongoing business and may present risks not originally contemplated.

We operate in highly competitive markets that are characterized by rapid technological change and frequent new product and service announcements. We must continue to invest significant resources in research and development in order to enhance our existing offerings and introduce new high-quality offerings. If we are unable to ensure that our users and customers have a high-quality experience with our offerings, then they may become dissatisfied and move to competitors’ products and services. In addition, if we are unable to predict user preferences or industry changes, or if we are unable to modify our offerings on a timely basis, we may lose customers.

Our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to improve the performance and reliability of our services. Our failure to adapt to such changes could harm our business. In addition, the widespread adoption of other technological changes could require substantial expenditures to modify or adapt our offerings or infrastructure. Delays in developing, completing or delivering new or enhanced offerings and technologies could result in delayed or reduced revenue for those offerings and could also adversely affect customer acceptance of those offerings and technologies. The success of new and enhanced offering introductions depends on several factors, including our ability to develop and complete new offerings in a timely manner, successfully promote the offerings, manage the risks associated with the offerings, make sufficient resources available to support them and address any quality or other defects in the early stages of introduction.

Moreover, we believe that our continued success depends on our investing in new business strategies or initiatives that complement our strategic direction and technology road map. Such endeavors may involve significant risks and uncertainties, including distraction of management’s attention away from other business operations, and insufficient revenue generation to offset liabilities and expenses undertaken with such strategies and initiatives. Because these endeavors may be inherently risky, no assurance can be given that such endeavors will not materially adversely affect our business, financial condition, operating results and cash flows.

Our continued success depends on our ability to maintain and enhance strong brands.

We believe that the brand identities that we have developed have contributed significantly to the success of our business. We also believe that maintaining and enhancing our brands is important to expanding our customer base and attracting talented employees. In order to maintain and enhance our brands, we may be required to make substantial investments that may not be successful. If we fail to promote and maintain our brands, or if we incur excessive costs in doing so, our business, operating results and financial condition may be materially and adversely affected. Maintaining our brands will depend in part on our ability to remain a leader in open source technology and our ability to continue to provide high-quality offerings.

Our Red Hat Virtualization, cloud computing and storage offerings are based on emerging technologies and business models, and the potential market for these offerings remains uncertain.

Our Red Hat Virtualization, cloud computing and storage offerings are based on emerging technologies and business models, the success of which will depend on the perceived technological and operational benefits and cost savings associated with the adoption of these technologies. The cloud computing, storage and virtualization market segments are rapidly evolving, and we expect competition to remain intense. In addition, we may make errors in predicting and reacting to relevant business trends.

Adoption of virtualization and cloud computing offerings may occur more slowly or less pervasively than we expect and the revenue growth associated with these offerings may be slower than currently expected. Moreover, even if virtualization and cloud computing are adopted widely by enterprises, our offerings in these areas may not attract a sufficient number of users or generate attractive financial results. In either case, our business, financial condition and operating results could be adversely affected.

If our growth rate slows, our stock price could be adversely impacted.

As the markets for our offerings mature and the scale of our business increases, our rate of revenue growth will likely be lower than the growth rates we experienced in earlier periods. In addition, to the extent that the adoption of our offerings occurs more slowly or is less pervasive than we expect, our revenue growth rates may slow materially or our revenue may decline substantially, which could adversely affect our stock price.

Security and privacy breaches may expose us to liability and harm our reputation and business.

Our business involves the production and distribution of enterprise software technologies. As part of our business we receive and process information about our employees, customers and partners, and we may store (or contract with third parties to store) our customers’ data. While we take security and testing measures relating to our offerings and operations, those measures may not prevent security breaches that could harm our business. Advances in computer capabilities, new discoveries in the field of cryptography, inadequate technology or facility security measures or other factors may result in a compromise or breach of our systems and the data we store and process. Our security measures may be breached as a result of actions by third parties or employee error or malfeasance. A party who is able to circumvent our security measures or exploit inadequacies in our security measures, could, among other things, misappropriate proprietary information (including information about our employees, customers and partners and our customers’ information), cause the loss or disclosure of some or all of this information, cause interruptions in our or our customers’ operations or expose customers (and their customers) to computer viruses or other disruptions or vulnerabilities. Any compromise of our systems or the data we store or process could result in a loss of confidence in the security of our offerings, damage our reputation, disrupt our business, lead to legal liability and adversely affect our financial condition, operating results and cash flows. A compromise to our systems could remain undetected for an extended period of time, exacerbating the impact of that compromise. Actual or perceived vulnerabilities may lead to claims against us by customers, partners or other third parties, which could be material. While our customer agreements typically contain provisions that seek to limit our liability, there is no assurance these provisions will be enforceable and effective under applicable law. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

We are vulnerable to technology infrastructure failures, which could harm our reputation and business.

We rely on our technology infrastructure for many functions, including selling our offerings, supporting our partners, fulfilling orders and billing, collecting and making payments. We also rely on the technology infrastructure of third parties to provide some of our offerings. This technology infrastructure may be vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, terrorist attacks, computer intrusions and viruses, software errors, computer denial-of-service attacks and other events. A significant number of the systems making up this infrastructure are not redundant, and our disaster recovery planning is not sufficient for every eventuality. This technology infrastructure is also subject to break-ins, sabotage and intentional acts of vandalism by internal employees, contractors and third parties. Despite any precautions we may take, such problems could result in, among other consequences, interruptions in our services and loss of data, which could harm our reputation, business and financial condition. We do not carry business interruption insurance sufficient to protect us from all losses that may result from interruptions in our services as a result of technology infrastructure failures or to cover all contingencies. Any interruption in the availability of our websites and on-line interactions with customers and partners would create a large volume of questions and complaints that would need to be addressed by our support personnel. If our support personnel cannot meet this demand, customer and partner satisfaction levels may fall, which in turn could cause additional claims, reduced revenue or loss of customers.

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

Our contracts with our customers may include unique and specialized performance requirements. In particular, our contracts with federal, state, provincial and local governmental customers are subject to various procurements regulations, contract provisions and other requirements relating to their formation, administration and performance. Any failure by us to comply with the specific provisions in our customer contracts or any violation of government contracting regulations could result in the imposition of various civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments and, in the case of our government contracts, fines and suspension from future government contracting. In addition, we may be subject to qui tam litigation, the process by which a private individual sues or prosecutes on behalf of the government relating to government contracts and shares in the proceeds of any successful litigation or settlement, which could include claims for up to treble damages. Further, any negative publicity related to our customer contracts or any proceedings surrounding them, regardless of its accuracy, may damage our business and affect our ability to compete for new contracts. There is increased pressure for governments and their agencies, both domestically and internationally, to reduce spending. If our customer contracts are terminated, if we are suspended from government work, or if our ability to compete for new contracts is adversely affected, we could suffer an adverse effect on our business, operating results and financial condition.

RISKS RELATED TO LEGAL UNCERTAINTY

If our technologies are found or alleged to infringe third-party intellectual property rights, we could be required to redesign our offerings, replace components of our offerings, enter into license agreements with third parties and provide infringement indemnification.

We regularly commit to our subscription customers that if portions of our offerings are found to infringe any third-party intellectual property rights we will, at our expense and option: (i) obtain the right for the customer to continue to use the technology consistent with their subscription agreement with us; (ii) modify the technology so that it is non-infringing; or (iii) replace the infringing component with a non-infringing component, and indemnify them against specified infringement claims. Although we cannot predict whether we will need to satisfy these commitments and often have limitations on these commitments, satisfying the commitments could be costly and time consuming and could materially and adversely affect our operating results and financial condition. In addition, our insurance policies would likely not adequately cover our exposure to this type of claim.

We are vulnerable to claims that our technologies infringe third-party intellectual property rights because our technologies are comprised of software components, many of which are developed by numerous independent parties, and an adverse legal decision affecting our intellectual property could materially harm our business.

We are vulnerable to claims that our technologies infringe third-party intellectual property rights, including patent, copyright and trade secrets because our technologies are comprised of software components, many of which are developed by numerous independent parties. Moreover, because the scope of software patent protection is often not well defined or readily determinable, patent applications in the United States are not publicly disclosed at the time of filing, and the number of software patents that are issued each year is significant and growing, we may be unable to assess the relevance of patents to our technologies, or take appropriate responsive action, in a timely or economic manner. Our exposure to risks associated with the use of intellectual property may increase as a result of acquisitions. In addition, third parties may make infringement and similar or related claims after we have acquired technology that had not been asserted prior to our acquisition. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims.

In the past, our technologies have been subject to intellectual property infringement claims. We expect these claims to increase as the size of our business and market share grow, the number of products and competitors in our industry grows and the functionality of products in different portions of the industry overlap. We may not be able to accurately assess the risk related to these suits, and we may be unable to accurately assess our level of exposure.

Defending patent and other intellectual property claims, even claims without significant merit, can be time consuming, costly and can divert the attention of technical and management personnel. We may receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurances that favorable final outcomes will be obtained in all cases. We may decide to settle certain lawsuits and disputes on terms that are unfavorable to us. Similarly, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that may not be reversed upon appeal. The terms of such a settlement or judgment may require us to cease offering certain of our technologies or pay substantial amounts to the other party. In addition, we may have to seek a license to continue offering technologies found to be in violation of a third party’s rights, which may not be available on reasonable terms, or at all, and may significantly increase our operating costs and expenses. As a result, we may also be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative non-infringing technology or practices could require significant effort and expense or may not be feasible.

An adverse legal decision regarding the intellectual property in and to our technology and other offerings could adversely affect our business and may do so materially. See “Legal Proceedings”.

Our activities, or the activities of our partners, may violate anticorruption laws and regulations that apply to us.

In many foreign countries, particularly in certain developing economies, it is not uncommon to engage in business practices that are prohibited by regulations that may apply to us, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar laws. Although we have policies and procedures designed to promote compliance with these laws, our employees, contractors, partners and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies and procedures. Any violation of these laws and regulations could result in fines; criminal sanctions against us, our officers, or our employees; prohibitions on the conduct of our business; and damage to our reputation.

We could be prevented from selling or developing our software if the GNU General Public License and similar licenses under which our technologies are developed and licensed are not enforceable or are modified so as to become incompatible with other open source licenses.

A number of our offerings, including Red Hat Enterprise Linux, have been developed and licensed under the GNU General Public License and similar open source licenses. These licenses state that any program licensed under them may be liberally copied, modified and distributed. It is possible that a court would hold these licenses to be unenforceable or that someone could assert a claim for proprietary rights in a program developed and distributed under them. Any ruling by a court that these licenses are not enforceable, or that open source components of our offerings may not be liberally copied, modified or distributed, may have the effect of preventing us from distributing or developing all or a portion of our offerings. In addition, licensors of open source software employed in our offerings may, from time to time, modify the terms of their license agreements in such a manner that those license terms may no longer be compatible with other open source licenses in our offerings or our end user license agreement, and thus could, among other consequences, prevent us from continuing to distribute the software code subject to the modified license.

Our offerings may contain defects that may be costly to correct, delay market acceptance of our enterprise technologies and expose us to claims and litigation.

Despite our testing procedures, errors have been and will continue to be found in our enterprise technologies after deployment. This risk is exacerbated by the fact that much of the code in our technologies is developed by independent parties over whom we exercise no supervision or control. If errors are discovered, we may have to make significant expenditures of capital and devote significant technical resources to analyze, correct, eliminate or work around them and may not be able to successfully do so in a timely manner or at all. Errors and failures in our offerings could result in a loss of, or delay in, market acceptance of our enterprise technologies, loss of existing or potential customers and delayed or lost revenue and could damage our reputation and our ability to convince enterprise users of the benefits of our technologies.

In addition, errors in our technologies could cause system failures, loss of data or other adverse effects for our customers who may assert warranty and other claims for substantial damages against us. Although our agreements with our customers often contain provisions which seek to limit our exposure to potential product liability claims, it is possible that these provisions may not be effective or enforceable under the laws of some jurisdictions. In addition, our insurance policies may not adequately limit our exposure to this type of claim. These claims, even if unsuccessful, could be costly and time consuming to defend and could materially harm our business.

Our efforts to protect our trademarks may not be adequate to prevent third parties from misappropriating our intellectual property rights in our trademarks.

Our collection of trademarks is valuable and important to our business. The protective steps we have taken in the past have been, and may in the future continue to be, inadequate to protect and deter misappropriation of our trademark rights. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our trademark rights in a timely manner. We have registered some of our trademarks in countries in North America, South America, Europe, Asia, Africa and Australia and have other trademark applications pending in various countries around the world. Effective trademark protection may not be available in every country in which we offer or intend to distribute our offerings. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. Failure to adequately protect our trademark rights could damage or even destroy one or more of our brands and impair our ability to compete effectively. Furthermore, defending or enforcing our trademark rights could result in the expenditure of significant financial and managerial resources.

Efforts to assert intellectual property ownership rights in our technologies could impact our standing in the open source community, which could limit our technology innovation capabilities and adversely affect our business.

When we undertake actions to protect and maintain ownership and control over our intellectual property, including patents, copyrights and trademark rights, our standing in the open source community could be adversely affected, which in turn could limit our ability to continue to rely on this community, upon which we are dependent, as a resource to help develop and improve our technologies and further our research and development efforts, and could adversely affect our business.

We are, and may become, involved in disputes and lawsuits that could have a material adverse effect on our performance or stock price.

Lawsuits or legal proceedings may be commenced against us. These disputes and proceedings may involve significant expense and divert the attention of management and other employees. If we do not prevail in these matters, we could be required to pay substantial damages or settlement costs, which could have a material adverse effect on our financial condition or operating results. See “Legal Proceedings” for additional information on this and other certain matters that may affect our performance or stock price.

Our business is subject to a variety of U.S. and international laws regarding data privacy and protection.

Our business is subject to federal, state and international laws regarding privacy and protection of user data. We post, on our website, our privacy policies and practices concerning the use and disclosure of user data. As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. Increased regulation in the area of data privacy and protection, and laws and regulations applying to the solicitation, collection, processing, protection or use of information could affect our ability to use and share data, or the adoption of our cloud offerings by customers. Any failure by us to comply with our posted privacy policies or other federal, state or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others which could have a material adverse effect on our business, operating results and financial condition.

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

In the market for operating systems, we face significant competition from larger companies with greater financial, operational and technical resources and name recognition than we have. Competitors, which offer hardware-independent multi-user operating systems for Intel platforms and/or Linux and UNIX-based operating systems, include HP, IBM, Microsoft Corporation (“Microsoft”), Oracle and Unisys Corporation.

In the market for middleware offerings, we face significant competition from larger companies with greater financial, operational and technical resources and name recognition than we have. These competitors include, but are not limited to, IBM, Microsoft, Oracle and VMware, Inc. (“VMware”) all of which offer portfolios of enterprise Java and non-Java middleware products. IBM and Oracle often bundle hardware and software for their customers, making it more difficult to penetrate these customer bases.

In the market for virtualization we face significant competition from larger companies with greater financial, operational and technical resources and name recognition than we have. These competitors include, but are not limited to, Attachmate Corporation, Citrix Systems, Inc., Microsoft, Oracle and VMware.

We face competition in the market for services related to the deployment of enterprise technologies and the development and integration of applications. Our competitors in the market include Accenture plc, HP, IBM and Tata Consultancy Services Limited, as well as other technology consulting companies. Some of these competitors may be able to leverage their existing service organizations and provide higher levels of consulting and training on a more cost-effective basis than we can.

With our cloud technologies we compete with companies that provide tools for enterprises to create private clouds, such as Microsoft and VMware, as well as with companies that provide public clouds, such as Amazon, Google Inc., Microsoft and Rackspace Hosting, Inc.

With our storage offerings we compete with companies that provide software-based storage products, such as EMC Corporation and NetApp, Inc.

We may lack the resources needed to compete successfully with our current competitors as well as potential new competitors. Moreover, we compete in certain areas with our strategic partners and potential strategic partners, and this may adversely impact our relationship with an individual partner or a number of partners. Competitive pressures could affect prices or demand for our offerings, resulting in reduced profit margins and loss of market opportunity. We may have to lower the prices of our offerings to stay competitive, which could affect our margins and financial condition. In addition, if our pricing and other factors are not sufficiently competitive, we may lose market share. Industry consolidation may also effect competition by creating larger and potentially stronger competitors in the markets in which we compete, which may have an adverse effect on our business.

We may not be able to meet the financial and operational challenges that we will encounter as our international operations, which represented approximately 45.1% of our total revenue for the fiscal year ended February 29, 2012, continue to expand.

Our international operations accounted for approximately 45.1% of total revenue for the fiscal year ended February 29, 2012. As we expand our international operations, we may have difficulty managing and administering a globally dispersed business and we may need to expend additional funds to, among other activities, reorganize our sales force and technical support services team, outsource or supplement general and administrative functions, staff key management positions, obtain additional information technology infrastructure and successfully localize offerings for a significant number of international markets, which may negatively affect our operating results.

Additional challenges associated with the conduct of our business overseas that may negatively affect our operating results include:

•	Fluctuations in exchange rates;

•	Pricing environments;

•	Longer payment cycles and less financial stability of customers;

•	Compliance with a wide variety of foreign laws;

•	Difficulty selecting and monitoring channel partners outside of the United States;

•	Lower levels of availability or use of the internet, through which our software is often delivered;

•

Difficulty protecting our intellectual property rights overseas due to, among other reasons, the uncertainty of laws and enforcement in certain countries relating to the protection of intellectual property rights;

•	Difficulty in staffing, developing and managing foreign operations as a result of distance, language, legal, cultural and other differences;

•	Difficulty maintaining quality standards consistent with the our brands;

•	Export and import laws and regulations could prevent us from delivering our offerings into and from certain countries;

•	Public health risks and natural disasters, particularly in areas in which we have significant operations;

•	Limitations on the repatriation and investment of funds and foreign currency exchange restrictions;

•	Changes in import/export duties, quotas or other trade barriers could affect the competitive pricing of our offerings and reduce our market share in some countries; and

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

A substantial portion of our revenues is derived from our Red Hat Enterprise Linux platform.

During our fiscal year ended February 29, 2012, a substantial portion of our subscription revenues was derived from our Red Hat Enterprise Linux technologies. Although we are continuing to develop other offerings, we expect that revenue from Red Hat Enterprise Linux will constitute a majority of our revenue for the foreseeable future. Declines and variability in demand for Red Hat Enterprise Linux could occur as a result of:

•	competitive products and pricing;

•	failure to release new or enhanced versions of Red Hat Enterprise Linux on a timely basis, or at all;

•	technological change that we are unable to address with Red Hat Enterprise Linux; or

•	future economic conditions.

Additionally, as more customers and potential customers virtualize their data centers and move computing projects to cloud environments, demand for operating systems such as Red Hat Enterprise Linux may decline. Due to the concentration of our revenues from Red Hat Enterprise Linux, our financial condition, operating results and cash flows could be adversely affected by a decline in demand for Red Hat Enterprise Linux.

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

We earn a significant amount of our operating income from outside the U.S., and any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates for the company. In addition, there have been proposals to change U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form this proposed legislation may pass, if enacted it could have a material adverse impact on our tax expense and cash flows.

Because we recognize revenue from subscriptions for our service over the term of the subscription, downturns or upturns in sales may not be immediately reflected in our operating results.

We generally recognize subscription revenue from customers ratably over the term of their subscription agreements, which are generally 12 to 36 months. As a result, much of the revenue we report in each quarter is deferred revenue from subscription agreements entered into during previous quarters. Consequently, a decline in subscriptions in any one quarter will not necessarily be fully reflected in the revenue in that quarter and will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect this reduced revenue. Accordingly, the effect of significant downturns in sales and market acceptance of our service, and potential changes in our rate of renewals, may not be fully reflected in our operating results until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings.

Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined resulting in an adverse impact on our operating results.

We may be exposed to potential risks if we do not have an effective system of disclosure controls or internal controls

We must comply, on an on-going basis, with the requirements of the Sarbanes-Oxley Act of 2002, including those provisions that establish the requirements for both management and auditors of public companies with respect to reporting on internal control over financial reporting. We cannot be certain that measures we have taken, and will take, will be sufficient or timely completed to meet these requirements on an on-going basis, or that we will be able to implement and maintain adequate disclosure controls and controls over our financial processes and reporting in the future, particularly in light of our rapid growth, international expansion and changes in our offerings, which are expected to result in on-going changes to our control systems and areas of potential risk.

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

Our investment portfolio is subject to credit and illiquidity risks and fluctuations in the market value of our investments and interest rates. These risks may result in an impairment of or the loss of all or a portion of the value of our investments, an inability to sell our investments or a decline in interest income.

We maintain an investment portfolio of various holdings, types and maturities. Our portfolio as of February 29, 2012 consisted primarily of money market funds, U.S. government and agency securities, German sovereign securities, certificates of deposit, corporate securities and equity securities. Although we follow an established investment policy and seek to minimize the risks associated with our investments by investing primarily in investment grade, highly liquid securities and by limiting the amounts invested with any one institution, type of security or issuer, we cannot give assurances that the assets in our investment portfolio will not lose value or become impaired, or that our interest income will not decline.

A significant part of our investment portfolio consists of U.S. government and agency securities. If global credit and equity markets experience prolonged periods of decline, or if there is a default or downgrade of U.S. government or agency debt, our investment portfolio may be adversely impacted and we could determine that some of our investments have experienced an other-than-temporary decline in fair value, requiring impairment charges that could adversely impact our financial condition and operating results.

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

The occurrence of one or more epidemics or natural disasters, such as the earthquakes in Japan and related events, or geo-political events, such as civil unrest or terrorist attacks, in a country in which we operate or in which technology industry suppliers or our customers are located, could disrupt and adversely affect our operations and financial performance. Such events could result in physical damage to, or the complete loss of, one or more of our facilities, the lack of an adequate work force in a market, the inability of our associates to reach or have transportation to our facilities directly affected by such events, the evacuation of the populace from areas in which our facilities are located, changes in the purchasing patterns of our customers, the temporary or long-term disruption in the supply of computer hardware and related components, the disruption or delay in the manufacture and transport of goods overseas, the disruption of utility services to our facilities or to suppliers, partners or customers, and disruption in our communications with our customers.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters is currently located in a leased facility in Raleigh, North Carolina, which consists of approximately 120,000 square feet. In January 2002, we assumed this lease from an unrelated third-party. The lease, which has an original term of 20 years, will expire on June 10, 2020. The annual rental expense under this lease is approximately $1.7 million. In March 2006, we assumed a second lease in Raleigh, North Carolina as part of our current headquarters facilities which consisted of approximately 25,000 square feet. In 2007, 2008, 2009 and 2010, we acquired under this second lease an additional 25,000 square feet, 10,000 square feet, 8,000 square feet and 5,500 square feet, respectively, further expanding our current headquarters facilities. The term for this second lease, as amended, will expire on February 28, 2017, except that the 8,000 and 5,500 square feet portions of the second lease, as amended, will expire on January 31, 2015 and May 31, 2015 respectively. The annual rental expense under this second lease is approximately $1.8 million.

On December 27, 2011, we entered into an agreement to sublease a building located at 100 E. Davie Street, Raleigh, North Carolina for use as our future headquarters. The building includes approximately 380,000 square feet of office and retail space and an integrated parking deck. The sublease will expire on August 23, 2035. The rental payments under the sublease are approximately $4.6 million annually until December 31, 2020 and approximately $3.8 million annually thereafter until the end of the sublease. We will also be responsible for payment of taxes and all operating expenses relating to the subleased building (other than certain expenses relating to the operation of the integrated parking deck and the retail portions of the building, which will be the responsibility of the tenants of those portions of the building). Over the term of the sublease agreement, we will also receive certain rent credits and improvement allowances. In connection with the transition to our future headquarters, we expect to sublease, assign or otherwise dispose of the leases relating to our current headquarters facilities described in the previous paragraph but can give no assurance that our efforts will be successful.

In addition to our headquarters, we have leased office facilities in over 30 countries and more than 75 locations. Significant locations in North America include Atlanta, Georgia; Chicago, Illinois; Dallas, Texas; Mountain View, California; Toronto, Canada; Tyson’s Corner, Virginia and Westford, Massachusetts. Significant locations in Latin America include Buenos Aires, Argentina; Mexico City, Mexico and Sao Paulo, Brazil. Significant locations in EMEA (Europe, Middle East and Africa) include Brno, Czech Republic; Cork, Ireland; Farnborough, United Kingdom; Madrid, Spain; Munich, Germany; Puteaux, France; Ra’anana, Israel; and Stuttgart, Germany. Significant locations in Asia Pacific include Beijing, China; Brisbane, Australia; Melbourne, Australia; Mumbai, India; Pune, India; Singapore; Seoul, South Korea; Sydney, Australia and Tokyo, Japan. We believe that in all material respects our properties have been satisfactorily maintained, are in good condition and are suitable for our operations.

ITEM 3.	LEGAL PROCEEDINGS

Commencing on or about March 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. Approximately 310 other IPO issuers were named as defendants in similar class action complaints (together, the “IPO Allocation Actions”). On August 8, 2001, Chief Judge Michael Mukasey of the U.S. District Court for the Southern District of New York issued an order that transferred all of the IPO Allocation Actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings (Case No. 21 MC 92). The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages, attorneys’ and expert fees and other unspecified costs. In October of 2002, the individual director and officer defendants of the Company were dismissed from the case without prejudice. In October of 2004, the District Court certified a class in six of the 310 actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Company’s action is not one of the focus cases. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification with respect to the focus cases and remanded the matter for further consideration. In September 2007, discovery moved forward in the focus cases and plaintiff filed and amended complaints against the focus case issuer and underwriter defendants. Defendants in the focus cases filed motions to dismiss the second amended complaints in November 2007 and filed their oppositions to plaintiffs’ motion for class certification in December 2007. The motions to dismiss in the focus cases were granted in part. On April 2, 2009, the plaintiffs’ executive committee on behalf of the proposed class filed a motion for preliminary approval of a settlement agreement to resolve the lawsuit, to which the Company has consented and for which payments called for by the settlement agreement are to be paid by the defendant insurers. The trial court heard arguments on September 10, 2009 on the fairness of the settlement. In an opinion and order filed October 5, 2009, the trial court approved the class, granted plaintiffs’ motion for approval of the settlement and directed the clerk of the court to close the action. Appeals have been filed and briefed before the Court of Appeals for the Second Circuit. On May 17, 2011, the Second Circuit issued a ruling on the two pending appeals, granting the motion to dismiss one of the appeals, and remanding the other appeal back to the District Court to determine procedural issues relating to the standing of the remaining objector-appellant. On August 25, 2011, the Court rejected the claims of that remaining objector-appellant. A notice of appeal of this decision was filed on September 26, 2011. On November 10, 2011, Plaintiffs moved to dismiss with prejudice the appeal by the remaining objector-appellant, and requested that the Court consider the motion on an expedited basis. The remaining objector-appellant filed a brief in opposition to Plaintiffs’ motion to dismiss on November 4, 2011. Subsequently, during a court-ordered mediation, the remaining objector-appellant reached an agreement with the plaintiffs and withdrew his objection to the settlement. On January 9, 2012, the Second Circuit issued a final Stipulation of Dismissal.

In the summer of 2004, 14 class action lawsuits were filed against the Company and several of its former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of North Carolina. In each of the actions, plaintiffs sought to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arose in connection with the Company’s announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs asserted that certain former officers (the “Individual Defendants”) and the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), and Rule l0b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs sought unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in the Company’s common stock, disgorgement by the Company’s former chief executive officer and former chief financial officer of certain compensation and profits from trading in the Company’s common stock pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 and other relief. As of September 8, 2004, all of these class action lawsuits were consolidated into a single action referenced as Civil Action No. 5:04-C V-473BR and titled In re Red Hat, Inc. Securities Litigation. On May 6, 2005, the plaintiffs filed an amended consolidated class action complaint. On July 29, 2005, the Company, on behalf of itself and the Individual Defendants, filed a motion to dismiss the action for failure to state a claim upon which relief may be granted. Also on that date, PricewaterhouseCoopers LLP (“PwC”), another defendant, filed a separate motion to dismiss. On May 12, 2006, the Court issued an order granting the motion to dismiss the Securities Exchange Act claims against several of the Individual Defendants, but denying the motion to dismiss the Securities Exchange Act claims against the Company, its former chief executive officer and former chief financial officer. The Court dismissed the claims under the Sarbanes-Oxley Act in their entirety, and also granted PwC’s motion to dismiss. On November 6, 2006, the plaintiffs filed a motion for class certification. Subsequent to the filing of that motion, several plaintiffs withdrew as potential class representatives, and the Company opposed the certification of the remaining proposed class representatives. On May 11, 2007, the Court entered an order denying class certification and denying all other pending motions as moot. Thereafter, on July 13, 2007 Charles Gilbert filed a renewed motion for appointment as lead plaintiff and approval of selection of lead counsel. On November 13, 2007, the Court entered an Order allowing Gilbert’s motion, appointing him lead plaintiff, adding him as a party plaintiff and appointing lead counsel. On January 14, 2008, Gilbert’s counsel filed a motion to certify the action as a class action. On August 28, 2009, the Court entered an Order certifying the action as a class action, appointing Gilbert as the class representative, and defining the class as “all purchasers of the common stock of Red Hat, Inc. between December 17, 2002, and July 12, 2004, inclusive and who were damaged thereby,” excluding Company insiders. On December 15, 2009, the Company announced that it had reached an agreement in principle to settle this matter, subject, among other matters, to completion of a final written settlement agreement and court approval. The Company recorded, for its quarter ended November 30, 2009, an estimated liability in the amount of $8.8 million for its portion of the proposed settlement. On March 29, 2010, counsel for the class filed a Motion for Preliminary Approval of the Settlement and, on June 11, 2010, a United States Magistrate Judge issued a Memorandum and Recommendation to the presiding judge that the motion be approved. On July 8, 2010, the presiding judge approved the motion and set the hearing for the final fairness hearing on December 7, 2010. The settlement was approved by the District Court in an order dated December 10, 2010. On February 10, 2012, the Court entered a final judgment and dismissal with prejudice. The time for appeal of this judgment has passed without any appeals.

The Company also experiences routine litigation in the normal course of its business, including patent litigation. The Company presently believes that the outcome of this routine litigation will not have a material adverse effect on its financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

This Item is not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the New York Stock Exchange under the symbol “RHT”. The chart below sets forth the high and low sales information for each of the quarters of the fiscal years ended February 29, 2012 and February 28, 2011.

	FY 2012		FY 2011
Quarter	High	Low	High	Low
First	$47.71	$39.11	$32.19	$26.69
Second	$46.67	$31.87	$35.27	$27.82
Third	$52.72	$36.95	$43.79	$35.04
Fourth	$51.80	$39.90	$49.00	$39.42

Holders

As of April 16, 2012, we estimate that there were 1,735 registered stockholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We anticipate that our future earnings will be retained for the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison of cumulative total return (equal to dividends plus stock appreciation) during the period from February 28, 2007 through February 29, 2012 for:

•	Red Hat, Inc.;

•

A peer group consisting of Adobe Systems Incorporated, Akamai Technologies, Inc., Ansys, Inc., Autodesk, Inc., BMC, Cadence Design Systems, Inc., Citrix, Compuware Corporation, Jack Henry & Associates, Inc., Micros Systems, Inc., NetApp, Nuance Communications, Inc., Progress Software Corporation, Salesforce.com, Inc., TIBCO Software, Inc., Verisign, Inc. and VMWare (the “Stock Performance Peer Group”); and

•	the S&P 500 Index.

We are required to provide a line-graph presentation comparing cumulative, five-year stockholder returns on an indexed basis with a broad equity market index and either a published industry index or an index of peer companies selected by Red Hat. In our index of peer group companies, we have selected peer companies considered to be peers for purposes of benchmarking executive compensation during the fiscal year ending February 29, 2012.

COMPARISON OF FIVE-YEAR CUMULATIVE

TOTAL RETURN AMONG RED HAT,

STOCK PERFORMANCE PEER GROUP AND S&P 500 INDEX

	2/28/07	2/29/08	2/28/09	2/28/10	2/28/11	2/29/12
RED HAT, INC.	$100.00	$79.42	$60.98	$124.94	$183.88	$220.31
PEER GROUP	$100.00	$88.35	$51.82	$96.09	$146.34	$152.44
S&P 500 INDEX	$100.00	$96.40	$54.67	$83.94	$102.91	$108.15

Notes:

•	Assumes initial investment of $100.00 on February 28, 2007. Total return includes reinvestment of dividends.

•	The lines represent annual index levels derived from compounded daily returns that include all dividends.

•	If the annual interval, based on the fiscal year-end, ends on a day that is not a trading day, the preceding trading day is used.

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

•	The stock price performance shown in the graph is not necessarily indicative of future price performance.

Issuer Purchases of Equity Securities

The table below sets forth information regarding the Company’s purchases of its common stock during its fourth fiscal quarter ended February 29, 2012:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 1, 2011 – December 31, 2011	1,044,908	$41.04	1,044,908	$119.9 million
January 1, 2012 – January 31, 2012	884,093	$42.54	788,351	$86.5 million
February 1, 2012 – February 29, 2012	0	$0.00	0	$86.5 million

Total	1,929,001	$41.73	1,833,259	$86.5 million

(1)	During the three months ended February 29, 2012, the Company withheld an aggregate of 95,742 shares of common stock from employees to satisfy minimum tax withholding obligations relating to the vesting of restricted share awards. These shares were not withheld pursuant to the program described in NOTE 2—Summary of Significant Accounting Policies to the Consolidated Financial Statements.
(2)	On March 24, 2010, the Company announced that its Board of Directors had authorized the repurchase of up to an aggregate of $300.0 million of the Company’s common stock from time to time in open market or privately negotiated transactions, as applicable. The program expired on March 31, 2012. See NOTE 17—Share Repurchase Program to the Consolidated Financial Statements for additional information regarding the Company’s share repurchase programs.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for each of the Company’s fiscal years in the five-year period ended February 29, 2012. The selected balance sheet data as of February 29, 2012 and February 28, 2011 and the selected statement of operations data for the fiscal years ended February 29, 2012, February 28, 2011 and February 28, 2010 are derived from our Consolidated Financial Statements contained in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein. The selected statement of operations data for the fiscal years ended February 28, 2009 and February 29, 2008 and the selected balance sheet data as of February 28, 2010, February 28, 2009 and February 29, 2008, are derived from our Consolidated Financial Statements contained in the Annual Reports on Form 10-K for the years ended February 28, 2010 and February 28, 2009.

	Year Ended
	February 29, 2012	February 28, 2011	February 28, 2010	February 28, 2009	February 29, 2008
	(in thousands, except per share data)
SELECTED STATEMENT OF OPERATIONS DATA
Revenue:
Subscriptions	$965,575	$773,404	$638,654	$541,210	$449,811
Training and services	167,528	135,873	109,582	111,362	73,205

Total subscription and training and services revenue	$1,133,103	$909,277	$748,236	$652,572	$523,016
Gross profit	$954,555	$758,990	$634,391	$546,446	$442,363
Income from operations	$199,913	$145,676	$100,349	$82,521	$70,372
Interest income	$8,418	$6,743	$10,381	$36,473	$58,541
Other income (expense), net (1)	$(322)	$1,275	$10,772	$2,538	$(4,373)
Net income	$146,626	$107,278	$87,253	$78,721	$76,667
Basic net income per common share	$0.76	$0.56	$0.46	$0.41	$0.40
Diluted net income per common share	$0.75	$0.55	$0.45	$0.39	$0.36
Weighted average shares outstanding
Basic	193,151	190,294	187,845	190,772	193,485
Diluted	196,451	196,353	193,546	211,344	221,313

(1)	For the years ended February 28, 2009 and February 29, 2008, other income (expense), net included interest expense of $4.8 million and $6.3 million, respectively, related to the Company’s then outstanding convertible debt.

	As of
	February 29, 2012	February 28, 2011	February 28, 2010	February 28, 2009	February 29, 2008
	(in thousands)
SELECTED BALANCE SHEET DATA
Total cash and investments in debt and equity securities (available-for-sale, short- and long-term)	$1,260,353	$1,192,391	$970,185	$846,089	$1,331,943
Working capital (1)	$395,050	$504,757	$436,852	$444,183	$222,608
Total assets	$2,491,099	$2,199,322	$1,870,872	$1,753,636	$2,079,982
Convertible debentures (1)	$—	$—	$—	$—	$570,000
Stockholders’ equity	$1,398,817	$1,290,699	$1,111,052	$1,106,053	$951,191

(1)	Convertible debentures with an aggregate face amount of $570.0 million were reclassified from non-current to current during the fourth quarter of the fiscal year ended February 29, 2008, and as a result are included in working capital as of February 29, 2008. All of the debentures were repurchased or redeemed by the Company during the fiscal year ended February 28, 2009 and as a result, no balance was outstanding as of February 28, 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a global leader in providing open source software technologies to enterprise customers. These offerings include our core enterprise operating system platform, Red Hat Enterprise Linux, our enterprise middleware platform, Red Hat JBoss Middleware, as well as our virtualization, cloud, and storage offerings and other Red Hat enterprise technologies.

Open source software is an alternative to proprietary software and represents a different model for the development and licensing of commercial software code than that typically used for proprietary software. Because open source software code is often freely shared, there are customarily no licensing fees for the use of open source software. Therefore, we do not recognize revenue from the licensing of the code itself. We provide value to our customers through the development, aggregation, integration, testing, certification, delivery, maintenance and support of our Red Hat enterprise technologies, and by providing a level of performance, reliability, scalability and security for the enterprise technologies we package and distribute. Moreover, because communities of developers not employed by us assist with the creation of our open source offerings, opportunities for further innovation of our offerings are supplemented by these communities.

We primarily offer our enterprise technologies in the form of annual or multi-year subscriptions, and we recognize revenue over the period of the subscription agreements with our customers. We market our offerings primarily to enterprise customers including large enterprises, government agencies, small- and medium-size businesses and educational institutions.

We have focused on introducing and gaining acceptance for Red Hat enterprise technologies that comprise our open source architecture. Our core enterprise operating system platform, Red Hat Enterprise Linux, has gained widespread ISV and IHV support. We have continued to build our open source architecture by expanding our enterprise offerings and introducing middleware, virtualization, cloud, storage and other offerings.

We derive our revenue and generate cash from customers primarily from two sources: (i) subscription revenue and (ii) training and services revenue. These arrangements typically involve subscriptions to Red Hat enterprise technologies. Our revenue is affected by, among other factors, corporate, government and consumer spending levels. In evaluating the performance of our business, we consider a number of factors, including total revenue, deferred revenue, operating income, operating margin and cash flows from operations. The arrangements with our customers that produce this revenue and cash are explained in further detail in NOTE 2—Summary of Significant Accounting Policies to the Consolidated Financial Statements.

In our fiscal year ended February 29, 2012, we focused and expect in our fiscal year ended February 28, 2013 to continue to focus on, among other things, generating (i) widespread adoption of Red Hat enterprise technologies, including virtualization, cloud and storage technologies, by users globally, (ii) increased revenue from our existing user base by renewing existing subscriptions, converting users of free versions of our enterprise technologies to paying subscribers, providing additional value to our customers and growing the number of open source enterprise technologies we offer, (iii) increased revenue by providing additional consulting and other targeted services and (iv) increased revenue from channel partner relationships, including OEMs, IHVs, ISVs, cloud computing providers, VARs and system integrators, and from our own international expansion, among other means.

Revenue.    For the year ended February 29, 2012, total revenue increased 24.6%, or $223.8 million, to $1,133.1 million from $909.3 million for the year ended February 28, 2011. Subscription revenue increased 24.8% or $192.2 million, driven primarily by additional subscriptions related to our principal Red Hat Enterprise

Linux technologies, which continue to gain broader market acceptance in mission-critical areas of computing, and our expansion of sales channels and our geographic footprint. The increase is, in part, a result of the continued migration of enterprises in industries such as financial services, government, technology and telecommunications to our open source solutions from proprietary technologies. Training and services revenue increased 23.3% or $31.7 million for the year ended February 29, 2012 as compared to the year ended February 28, 2011. The increase is driven primarily by customer interest in new products and technologies.

We believe the success of our business model is influenced by:

•	the extent to which we can expand the breadth and depth of our technology and service offerings;

•

our ability to enhance the value of subscriptions for Red Hat enterprise technologies through frequent and continuing innovations to these technologies while maintaining stable platforms over multi-year periods;

•	our ability to generate increasing revenue from channel partner and other strategic relationships, including distributors, OEMs, IHVs, ISVs, cloud computing providers, VARs and system integrators;

•	the acceptance and widespread deployment of open source technologies by small, medium and large enterprises, educational institutions and government agencies;

•	our ability to generate recurring subscription revenue for Red Hat enterprise technologies; and

•	our ability to provide customers with consulting and training services that generate additional revenue.

Deferred Revenue.    Our deferred revenue, current and long-term, balance at February 29, 2012 was $946.7 million. Because of our subscription model and revenue recognition policies, deferred revenue improves predictability of future revenue. Deferred revenue at February 29, 2012 increased $174.4 million or 22.6% as compared to the balance at February 28, 2011 of $772.3 million.

The change in deferred revenue reported on our Consolidated Balance Sheets of $174.4 million differs from the $176.9 million change in deferred revenue we reported on our Consolidated Statements of Cash Flows for the year ended February 29, 2012 due to changes in foreign currency exchange rates used to translate deferred revenue balances from our foreign subsidiaries’ functional currency into U.S. dollars.

Subscription revenue.    Our enterprise technologies are sold under subscription agreements. These agreements typically have a one- or three-year subscription period. The subscription entitles the end user to maintenance, which generally consists of a specified level of support, as well as security updates, fixes, functionality enhancements and upgrades to the technology, when and if available, during the term of the subscription. Our customers have the ability to purchase higher levels of subscriptions that increase the level of support the customer is entitled to receive. Subscription revenue increased sequentially for each quarter of fiscal 2012, 2011 and 2010 and is being driven primarily by the increased market acceptance and use of open source software by the enterprise and our expansion of sales channels and geographic footprint during these periods.

Revenue by geography.    In the year ended February 29, 2012, approximately $510.5 million or 45.1% of our revenue was generated outside the United States compared to approximately $397.0 million or 43.7% for the year ended February 28, 2011. Our international operations are expected to continue to grow as our international sales force and channels become more mature and as we enter new locations or expand our presence in existing locations. As of February 29, 2012, we had offices in more than 75 locations throughout the world.

We operate our business in three geographic regions: the Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Japan, Singapore, India, Australia, South Korea and China). Revenue generated by the Americas, EMEA and Asia Pacific for the three years ended February 29, 2012 was as follows (in thousands):

	Americas	EMEA	Asia Pacific	Total
Year ended February 29, 2012	$716,033	$257,603	$159,467	$1,133,103
Year ended February 28, 2011	$583,795	$199,646	$125,836	$909,277
Year ended February 28, 2010	$474,633	$168,134	$105,469	$748,236

Year-over-year revenue growth rates for our three geographical regions were as follows for the three years ended February 29, 2012:

	Americas	EMEA	Asia Pacific	Total
Year ended February 29, 2012	22.7%	29.0%	26.7%	24.6%
Year ended February 28, 2011	23.0%	18.7%	19.3%	21.5%
Year ended February 28, 2010	12.5%	18.7%	18.6%	14.7%

Excluding the impact of changes in foreign currency exchange rates, revenue from EMEA and Asia Pacific grew approximately 23.0% and 16.0%, respectively, for the year ended February 29, 2012. Asia Pacific’s currency-adjusted, year-over-year growth rate of approximately 16.0% was achieved despite the earthquake and related disasters in Japan, the only country outside of the U.S. approaching 10% of total revenue.

As we expand further within each region, we anticipate revenue growth rates to become more similar among our geographic regions due to the similarity of products and services offered and the similarity in customer types or classes.

Gross profit margin.    Gross profit margin increased to 84.2% for the year ended February 29, 2012 from 83.5% for the year ended February 28, 2011 as a result of both an overall increase in profit margins related to training and services and a slight product mix shift to subscriptions. Gross profit margin on training and services revenue increased to 33.0% for the year ended February 29, 2012 from 28.4% for the year ended February 28, 2011, primarily as a result of higher utilization rates for our consulting personnel and the implementation of a contractual arrangement with a global training partner that provides certain training services on our behalf and bears a portion of the fixed cost of providing such services, which makes our training expenses more variable with demand.

Gross profit margin by geography.    Gross profit margins generated by our geographic segments for the three years ended February 29, 2012 were as follows:

	Americas	EMEA	Asia Pacific	Total
Year ended February 29, 2012	84.4%	87.7%	82.7%	84.2%
Year ended February 28, 2011	83.6%	87.9%	82.2%	83.5%
Year ended February 28, 2010	85.4%	87.7%	81.1%	84.8%

As we continue to expand our sales and support services within our geographic segments, we expect gross profit margins to further converge over the long run due to the similarity of products and services offered, similarity in production and distribution methods and the similarity in customer types or classes. Regional year-over-year variations in gross profit margins are typically due to slight product mix shifts between subscriptions and services, with the exception of the decrease in the Americas gross profit margin from 85.4% for the year ended February 28, 2010 to 83.6% for the year ended February 28, 2011, which was due to both a slight product mix shift and lower gross margins on training and services revenue as we used more outside consultants and off-site training facilities to deliver our training and professional services during the year ended February 28, 2011.

Income from operations.    Operating income was 17.6% and 16.0% of total revenue for the year ended February 29, 2012 and February 28, 2011, respectively. The increase in operating income as a percentage of revenue is a result of both the increase in gross profit margin and a decrease in operating expenses as a percent of revenue. Operating expenses as a percent of revenue decreased to 66.6% for the year ended February 29, 2012 from 67.5% for the year ended February 28, 2011. The decrease in operating expenses results primarily from a reduction in professional services expenses related to litigation of $9.8 million for the year ended February 29, 2012 as compared to the year ended February 28, 2011.

Income from operations by geography.    Operating income as a percentage of revenue generated by our geographic segments for the three years ended February 29, 2012 was as follows:

	Americas	EMEA	Asia Pacific	Total (1)
Year ended February 29, 2012	23.1%	29.0%	24.7%	17.6%
Year ended February 28, 2011	19.9%	29.6%	24.9%	16.0%
Year ended February 28, 2010	17.9%	23.0%	23.8%	13.4%

(1)	Total operating income as a percentage of revenue includes corporate (non-allocated) share-based compensation expense for the years ending February 29, 2012, February 28, 2011 and February 28, 2010 of $79.3 million, $60.6 million and $48.3 million, respectively. For additional information, see NOTE 20—Segment Reporting.

Operating margin for the Americas increased to 23.1% for the year ended February 29, 2012 from 19.9% for the year ended February 28, 2011 primarily as a result of reduced professional services expenses related to litigation that arose in the Americas. Operating margin for EMEA decreased to 29.0% for the year ended February 29, 2012 from 29.6% for the year ended February 28, 2011 as a result of a product mix shift from subscriptions to services.

Cash, cash equivalents, investments in debt and equity securities and cash flow from operations.    Cash, cash equivalents and short-term and long-term available-for-sale investments in securities balances at February 29, 2012 totaled $1.3 billion. Cash generated from operating activities for the year ended February 29, 2012 totaled $391.9 million, which represents an increase of 34.8% in operating cash flow as compared to the year ended February 28, 2011. This increase is due to an increase in subscription and services revenues, billings and collections during the same period.

Our significant cash and investment balances give us a measure of flexibility to take advantage of opportunities such as acquisitions, increasing investment in international areas and repurchasing our common stock.

Foreign currency exchange rates’ impact on results of operations.    Approximately 45.1% of our revenue for the year ended February 29, 2012 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The statements of operations of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions results in increased revenue and operating expenses from operations for our non-U.S. operations. Similarly, our revenue and operating expenses will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from our prior fiscal year ended February 28, 2011, our revenue and operating expenses from non-U.S. operations for the year ended February 29, 2012 would have been lower than we reported using the average exchange rates for our current fiscal year ending February 29, 2012 by approximately $26.4 million and $17.5 million, respectively, which would have resulted in income from operations being lower by $8.9 million.

Business combinations.    On October 7, 2011, we acquired Gluster, Inc. (“Gluster”). Gluster develops, distributes and provides support for open-source, scale-out storage software. The acquisition expands our enterprise software offerings to include management of unstructured data. Total consideration transferred as part of the acquisition was $137.2 million and includes cash consideration of $135.9 million and equity consideration related to assumed, nonvested employee share-based awards of $1.2 million. The total fair value, as of October 7, 2011, of all assumed nonvested awards was $14.5 million, of which $1.2 million has been attributed to pre-acquisition employee services and accordingly has been recognized as consideration transferred. The remaining $13.3 million of fair value will be recognized as compensation expense over the remaining vesting period. See NOTE 3—Business Combinations to our Consolidated Financial Statements for further discussion related to our acquisition of Gluster.

On November 19, 2010, we acquired Makara, a developer of deployment and management solutions for applications in the cloud. For further discussion, see NOTE 3—Business Combinations to the Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP). Our significant accounting policies are disclosed in NOTE 2—Summary of Significant Accounting Policies to the Consolidated Financial Statements and describe our methods for applying U.S. GAAP in areas such as revenue recognition, deferred selling costs, fair value measurements, and foreign currency translation among other areas deemed significant. In applying certain significant accounting policies, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition, results of operations or cash flows could be adversely affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting estimates, which we discuss further below. Critical accounting estimates are applied in the following areas:

•	Revenue recognition;

•	Goodwill and other long-lived assets;

•	Share-based compensation;

•	Income taxes; and

•	Loss contingencies

Revenue recognition

Application of accounting principles related to the measurement and recognition of revenue requires judgment. For example, in transactions that include multiple elements, we must exercise judgment in determining whether adequate vendor-specific objective evidence (“VSOE”) of fair value exists for each undelivered element. Changes to the elements in a transaction, the ability to identify VSOE for those elements, and changes in the fair value of the respective elements could materially impact the amount of earned and unearned revenue.

In addition, complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine appropriate accounting, including whether the deliverables specified in a multiple element transaction should be treated as separate units of accounting.

Goodwill and other long-lived assets

We make judgments about the recoverability of goodwill, identifiable intangible assets and other long-lived assets, including capitalized software purchased or developed for internal-use. The assumptions and estimates used to determine recoverability of goodwill, identifiable intangible assets and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal, multi-year forecasts for our subscription and services offerings which often include emerging technologies. Changes in any of these various factors could materially impact our financial position, results of operations and or cash flows.

Share-based compensation

We are required to make estimates and assumptions with regards to the number of share-based awards that we expect will ultimately vest and the amount of tax benefits we expect will ultimately be realized, among other things.

Share-based awards expected to vest

We currently apply an estimated annual forfeiture rate of 10% to the service-based share awards we grant to our employees. Our estimated forfeiture rate is based on recent historical experience as well as qualitative considerations about management’s expectations for attrition rates over the vesting periods. Actual attrition rates could vary significantly from our expectations resulting in material quarterly adjustments to our financial results. During the year ended February 29, 2012 we granted service-based share awards with a total fair value of $98.2 million to which we applied an estimated annual forfeiture rate of 10%.

With respect to performance-based awards that we grant to certain executives, we estimate the number of shares expected to vest based primarily on our most current reported financial results relative to a defined peer group’s most recent reported financial results. Because past or current financial trends may not be predictive of future financial performance, our estimate of the number of shares expected to vest may differ materially from the number of shares that actually vest. The number of potential performance-based shares available to vest as of February 29, 2012 totaled 1.7 million, of which 1.2 million are expected to vest. If all of the potential performance-based shares were to vest, we would be required to recognize an additional expense of approximately $6.6 million. See NOTE 13—Share-based Awards for further discussion related to awards outstanding and expected to vest.

Income tax benefits related to share-based awards

We recognize share-based compensation expense based on an award’s grant date fair value over the requisite service period. Because we do not know the actual amount of tax benefits an award will generate until such award is exercised (or vested), we assume that the amount ultimately recognized for tax purposes will be the same amount we recognized in our operating results, that is for “book” purposes. Consequently, our deferred tax asset related to shared-based compensation expense which totaled $21.1 million as of February 29, 2012 is based on each qualifying award’s grant date fair value rather than the award’s to-be-determined exercise date intrinsic value (or vesting date fair value).

Historically, the difference between the grant date fair value and the exercise date intrinsic value has been significant. As a result of such differences, for the years ending February 29, 2012, February 28, 2011 and February 28, 2010, we realized excess tax benefits related to share-based awards totaling $29.9 million, $42.3 million and $35.6 million respectively.

If the share price for our common stock were to depreciate for a sustained period of time we could be required to recognize a tax benefit shortfall. Such shortfalls could have a material adverse effect on our cash flows and—to the extent such shortfalls accumulate in excess of approximately $125.0 million (our “APIC credit pool”)—could materially, adversely impact our results of operations. For further discussion, see NOTE 2—Summary of Significant Accounting Policies, NOTE 11—Income Taxes and NOTE 13—Share-based Awards to the Consolidated Financial Statements.

Income taxes

As described in NOTE 2—Summary of Significant Accounting Policies to the Consolidated Financial Statements, we account for income taxes using the liability method in which deferred tax assets or liabilities are recognized for the temporary differences between financial reporting and tax bases of our assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse.

We continue to assess the realizability of our deferred tax assets, which primarily consist of share-based compensation expense deductions (described above), tax credit carryforwards and deferred revenue. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As of February 29, 2012, deferred tax assets totaled $124.6 million, of which $3.6 million was offset by a valuation allowance. We continue to maintain a valuation allowance against our deferred tax assets with respect to certain foreign net operating loss (“NOL”) carryforwards. For further discussion regarding deferred income taxes see NOTE 2—Summary of Significant Accounting Policies and NOTE 11—Income Taxes to the Consolidated Financial Statements.

Because tax laws are complex and subject to different interpretations, significant judgment is required. As a result, we make certain estimates and assumptions in (i) calculating our income tax expense, deferred tax assets and deferred tax liabilities, (ii) determining any valuation allowance recorded against deferred tax assets and (iii) evaluating the amount of unrecognized tax benefits, as well as the interest and penalties related to such uncertain tax positions. Our estimates and assumptions may differ significantly from tax benefits ultimately realized. For further discussion regarding uncertain tax positions see NOTE 11—Income Taxes to the Consolidated Financial Statements.

Loss Contingencies

We are subject to the possibility of various losses arising in the course of conducting our business, including losses related to legal proceedings and claims brought against us. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated.

Significant judgment is required in evaluating both the likelihood and the estimated amount of a potential loss. Until the final resolution of a matter, there may be an exposure to loss in excess of the amount recorded, and such amount could be material. Should any of our estimates or assumptions change or prove to have been incorrect, it could have a material impact on our business, financial condition, operating results or cash flows.

RESULTS OF OPERATIONS

Years ended February 29, 2012 and February 28, 2011

The following table is a summary of our results of operations for the years ended February 29, 2012 and February 28, 2011 (in thousands):

	Year Ended
	February 29, 2012	February 28, 2011	$ Change	% Change
Revenue:
Subscriptions	$965,575	$773,404	$192,171	24.8%
Training and services	167,528	135,873	31,655	23.3

Total subscription and training and services revenue	$1,133,103	$909,277	$223,826	24.6%

Cost of subscription and training and services revenue:
Cost of subscriptions	66,237	52,997	13,240	25.0
As a % of subscription revenue	6.9%	6.9%
Cost of training and services	112,311	97,290	15,021	15.4
As a % of training and services revenue	67.0%	71.6%

Total cost of subscription and training and services revenue	$178,548	$150,287	$28,261	18.8%
As a % of total revenue	15.8%	16.5%

Total gross profit	$954,555	$758,990	$195,565	25.8%

Operating expense:
Sales and marketing	419,635	327,408	92,227	28.2
Research and development	208,662	171,253	37,409	21.8
General and administrative	126,345	114,653	11,692	10.2

Total operating expense	$754,642	$613,314	$141,328	23.0%

Income from operations	199,913	145,676	54,237	37.2
Interest income	8,418	6,743	1,675	24.8
Other income (expense), net	(322)	1,275	(1,597)	(125.3)

Income before provision for income taxes	$208,009	$153,694	$54,315	35.3%
Provision for income taxes	61,383	46,416	14,967	32.2

Net income	$146,626	$107,278	$39,348	36.7%

Gross profit margin—subscriptions	93.1%	93.1%
Gross profit margin—training and services	33.0%	28.4%
Gross profit margin	84.2%	83.5%
As a % of total revenue:
Subscription revenue	85.2%	85.1%
Training and services revenue	14.8%	14.9%
Sales and marketing expense	37.0%	36.0%
Research and development expense	18.4%	18.8%
General and administrative expense	11.2%	12.6%
Total operating expenses	66.6%	67.5%
Income from operations	17.6%	16.0%
Income before provision for income taxes	18.4%	16.9%
Net income	12.9%	11.8%
Effective income tax rate	29.5%	30.2%

Revenue

Subscription revenue

Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat enterprise technologies, increased by 24.8%, or $192.2 million, to $965.6 million for the year ended February 29, 2012 from $773.4 million for the year ended February 28, 2011. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion, and continuing innovation, which attracts new customers and helps to drive renewals from existing customers.

Training and services revenue

Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees received from customers for consulting services regarding our offerings, deployment of Red Hat enterprise technologies and for delivery of added functionality to Red Hat enterprise technologies for our major customers and OEM partners. Total training and services revenue increased by 23.3%, or $31.7 million, to $167.5 million for the year ended February 29, 2012 from $135.9 million for the year ended February 28, 2011. Training revenue increased 12.9% or $5.8 million as some enterprises began to increase overall spending on discretionary items such as training and related travel in response to a better overall economic environment. Our services revenue increased by 28.5% or $25.9 million as a result of both a better overall economic environment and increased subscription sales. Combined training and services revenue as a percentage of total revenue was 14.8% and 14.9% for the year ended February 29, 2012 and February 28, 2011, respectively.

Cost of revenue

Cost of subscription revenue

The cost of subscription revenue primarily consists of expenses we incur to support, distribute, manufacture and package Red Hat enterprise technologies. These costs include labor related cost to provide technical support and maintenance, as well as cost for fulfillment, physical media, literature, packaging and shipping. Cost of subscription revenue increased by 25.0% or $13.2 million to $66.2 million for the year ended February 29, 2012 from $53.0 million for the year ended February 28, 2011. Employee related expenses increased $10.1 million for the year ended February 29, 2012 as compared to the year ended February 28, 2011, and includes approximately $8.7 million related to the expansion of our technical staff to meet the demands of our growing subscriber base for support and maintenance. The remaining increase relates primarily to increased facilities costs which increased by $1.8 million for the year ended February 29, 2012 as compared to the year ended February 28, 2011. As the number of open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will occur at an overall slower rate than that of subscription revenue growth due to economies of scale. Gross profit margin on subscriptions was 93.1% for each of the years ended February 29, 2012 and February 28, 2011.

Cost of training and services revenue

Cost of training and services revenue is mainly comprised of personnel and third-party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to various types of customers. Cost of training and services revenue increased by 15.4% or $15.0 million to $112.3 million for the year ended February 29, 2012 from $97.3 million for the year ended February 28, 2011. The cost to deliver training decreased 2.8% or $0.9 million to $31.4 million for the year ended February 29, 2012 compared to $32.3 million for the year ended February 28, 2011. Costs to deliver training decreased as a percentage of training revenue to 61.6% for the year ended February 29, 2012 from 71.6% for the year ended February 28, 2011 due to better utilization of both instructors and class room space as we implemented a contractual arrangement with a global training partner that provides certain training services on our behalf and bears a portion of the fixed cost of providing such services, which makes our training expenses more variable with demand. Costs to deliver our services revenue increased by 24.5% or $15.9 million to $80.9 million for the year ended February 29, 2012. The increase in costs to deliver services includes $10.8 million of increased employee related expenses, the majority of which are the result of expanding our professional consulting staff. Increased employee related costs were partially offset by better resource utilization, which resulted in an increase in profit margin from professional services to 30.6% for the year ended February 29, 2012 from 28.4% for the year ended February 28, 2011. Total costs to deliver training and services as a percentage of training and services revenue decreased to 67.0% for the year ended February 29, 2012 from 71.6% for the year ended February 28, 2011.

Gross profit

Gross profit margin increased to 84.2% for the year ended February 29, 2012 from 83.5% for the year ended February 28, 2011 as a result of both an overall increase in profit margins related to training and services and a slight product mix shift to subscriptions. Gross profit margin on training and services revenue increased to 33.0% for the year ended February 29, 2012 from 28.4% for the year ended February 28, 2011, as a result of better utilization of training classes and consulting resources.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 28.2% or $92.2 million to $419.6 million for the year ended February 29, 2012 from $327.4 million for the year ended February 28, 2011. Selling costs increased $70.0 million or 27.1% for the year ended February 29, 2012 as compared to the year ended February 28, 2011 and includes $64.1 million of additional employee and travel related expenses, the majority of which are attributable to the expansion of our sales force from the prior year. Marketing costs grew $22.2 million or 32.2% for the year ended February 29, 2012 as compared to the year ended February 28, 2011. The increase in marketing costs includes $13.0 million of employee related expenses, of which approximately $8.2 million relate to increased headcount to support our expanding marketing efforts. The remaining increase in sales and marketing costs primarily relates to incremental advertising costs and process and technology infrastructure enhancements which increased $3.7 million and $6.4 million, respectively for the year ended February 29, 2012 as compared to the year ended February 28, 2011. As a result of continued investments made in our sales and marketing functions, sales and marketing expense as a percentage of revenue increased to 37.0% for the year ended February 29, 2012 from 36.0% for the year ended February 28, 2011.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased by 21.8% or $37.4 million to $208.7 million for the year ended February 29, 2012 from $171.3 million for the year ended February 28, 2011. Employee compensation increased by $30.9 million primarily from the expansion of our engineering group through direct hires. The remaining increase in research and development costs relates primarily to process and technology infrastructure enhancements, which increased $5.8 million. Research and development expense was 18.4% and 18.8% of total revenue for the year ended February 29, 2012 and February 28, 2011, respectively.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including information systems, finance, accounting, legal, human resources and facilities expense. General and administrative expense increased by 10.2% or $11.7 million to $126.3 million for the year ended

February 29, 2012 from $114.7 million for the year ended February 28, 2011. The increase in general and administrative expenses results primarily from employee related expenses which increased $16.9 million, of which the majority was due to additional headcount. Outside professional fees related to process and technology infrastructure enhancements increased $3.1 million for the year ended February 29, 2012 as we continued to invest in our corporate support functions and systems. Partially offsetting these expense increases was a reduction in professional services expenses related to litigation which were $9.8 million lower for the year ended February 29, 2012 as compared to the year ended February 28, 2011. General and administrative expense decreased as a percentage of revenue to 11.2% for the year ended February 29, 2012 from 12.6% for the year ended February 28, 2011.

Interest income

Interest income increased by 24.8% or $1.7 million to $8.4 million for the year ended February 29, 2012 from $6.7 million for the year ended February 28, 2011. The increase in interest income for the year ended February 29, 2012 is attributable to both higher yields on our investments and an overall higher portfolio balance of both short-term and long-term available-for-sale debt securities.

Other income, net

Other income, net decreased $1.6 million for the year ended February 29, 2012 as compared to the year ended February 28, 2011. Gains realized from the sale of our investments in available-for-sale equity securities totaled $1.9 million for the year ended February 29, 2012, which was $1.8 million lower than the $3.7 million of gains realized from the sale of equity securities during the year ended February 28, 2011.

Income taxes

During the years ended February 29, 2012 and February 28, 2011, the Company recorded $61.4 million and $46.4 million, respectively of income tax expense. Tax expense for the year ended February 29, 2012 of $61.4 million resulted in an effective tax rate of 29.5%. Our effective tax rate of 29.5% differs from the U.S. federal statutory rate of 35.0% primarily due to foreign income taxed at different rates and foreign tax credits which were partially offset by state income tax expense. The provision for income tax for the year ended February 29, 2012 consists of $49.2 million of U.S. income tax expense and $12.2 million of foreign income tax expense.

During the year ended February 28, 2011, we recorded $46.4 million of income tax expense, which resulted in an annual effective tax rate of 30.2%. Our annual effective tax rate was 30.2%, which differs from the U.S. federal statutory rate of 35.0% primarily due to foreign income taxed at different rates and foreign tax credits which were partially offset by state income tax expense. The provision for income tax for the year ended February 28, 2011 consisted of $35.7 million of U.S. income tax expense and $10.7 million of foreign income tax expense.

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

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue increased by 22.0% or $9.6 million to $53.0 million for the year ended February 28, 2011 from $43.4 million for the year ended February 28, 2010. The increase is partially the result of continued additions to our technical support staff to meet the demands of our growing subscriber base for support and maintenance, and includes additional compensation of $4.3 million. The remaining increase relates primarily to process and technology infrastructure investments which increased by $4.1 million. As the number of open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will occur at an overall slower rate than that of subscription revenue growth due to economies of scale. Gross profit margin on subscriptions was 93.1% and 93.2% for the year ended February 28, 2011 and February 28, 2010, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

We have historically derived a significant portion of our liquidity and operating capital from cash flows from operations as well as the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and follow-on public offerings, and the issuance of convertible debentures. At February 29, 2012, we had total cash and investments of $1.3 billion, which was comprised of $549.2 million in cash and cash equivalents, $262.6 million of short-term, available-for-sale fixed-income investments, $1.3 million of available-for-sale equity securities, $446.8 million of long-term, available-for-sale fixed-income investments, and $0.4 million in deposit accounts with maturity dates greater than 30 days. This compares to total cash and investments of $1.2 billion at February 28, 2011.

With $549.2 million in cash and cash equivalents on hand, we believe our cash and cash equivalent balances, together with our ability to generate additional cash from operations, should be sufficient to satisfy our cash requirements for the next twelve months and for the foreseeable future. We presently do not intend to liquidate our short and long-term investments in debt securities prior to their scheduled maturity dates. However, in the event that we liquidate these investments prior to their scheduled maturities and there are adverse changes in market interest rates or the overall economic environment, we could be required to recognize a realized loss on those investments when we liquidate. At February 29, 2012 and February 28, 2011, accumulated unrealized losses on our available-for-sale debt securities totaled $1.2 million and $0.5 million, respectively. At February 29, 2012 and February 28, 2011, accumulated unrealized gains related to our short-term equity securities available for sale totaled $1.2 million and $2.6 million, respectively.

Year ended February 29, 2012

Cash flows—overview

At February 29, 2012, cash and cash equivalents totaled $549.2 million, a decrease of $93.4 million as compared to February 28, 2011. The decrease in cash and cash equivalents for the year ended February 29, 2012 is primarily the result of cash used in investing activities, including net purchases of available-for-sale debt securities of $171.4 million and cash used to acquire all of the issued and outstanding shares of Gluster, which totaled $135.2 million, net of cash acquired. Also contributing to the overall decrease in cash was the repurchase of 3.2 million shares of our common stock for $133.2 million. Partially offsetting cash used in investing and financing activities was cash provided by operating activities which totaled $391.9 million for the year ended February 29, 2012. Net cash generated by operating activities and used for investing and financing activities is further described below.

Cash flows from operations

Cash provided by operations of $391.9 million during the year ended February 29, 2012 includes net income of $146.6 million, adjustments to exclude the impact of non-cash revenues and expenses, which totaled a $145.2 million net source of cash, and changes in operating assets and liabilities, which totaled a $100.0 million net source of cash. Cash provided by changes in operating assets and liabilities for the year ended February 29, 2012 was primarily the result of an increase in our deferred revenue, which generated operating cash flow of $176.9 million. The increase in deferred revenue is due to growth in billings as we generally bill our customers in advance of subscription periods. Cash adjustments related to deferred income taxes of $45.7 million was primarily due to share-based compensation deductions which were in excess of amounts originally recognized in our consolidated statements of operations. Excess tax benefits from share-based compensation, which totaled $29.9 million, is considered a financing source of cash.

Cash flows from investing

Cash used in investing activities of $358.9 million for the year ended February 29, 2012 includes net purchases of available-for-sale debt securities of $171.4 million, investments in property and equipment of $46.3 million, primarily related to process and information technology infrastructure enhancements and investments in other intangible assets, primarily patents, of $5.3 million. On October 7, 2011, we acquired Gluster, which included cash consideration of $135.2 million, net of $0.7 million cash acquired. Gluster develops, distributes and provides support for open-source storage software. For further discussion regarding our purchase of Gluster, see NOTE 3—Business Combinations to the Consolidated Financial Statements.

Cash flows from financing

Cash used in financing activities of $123.8 million for the year ended February 29, 2012 includes $133.2 million used to repurchase 3,167,413 shares of our common stock at an average price per share of $42.06, including transaction costs. Payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to restricted share awards vesting during the year ended February 29, 2012 totaled $36.3 million. Partially offsetting financing activities using cash were proceeds from excess tax benefits related to share-based employee compensation, which totaled $29.9 million and proceeds from employees’ exercise of common stock options, which totaled $16.8 million. Payments on other borrowings totaled $1.1 million for the year ended February 29, 2012.

Year ended February 28, 2011

Cash flows—overview

At February 28, 2011, cash and cash equivalents totaled $642.6 million, an increase of $254.5 million as compared to February 28, 2010. The increase in cash and cash equivalents for the year ended February 28, 2011 is primarily the result of cash provided by operations which generated $290.7 million. Also contributing to the increase in cash was proceeds from employees’ exercise of stock options, which totaled $84.4 million for the year ended February 28, 2011. Partially offsetting cash provided by operating activities and stock option proceeds was cash used to repurchase 2.9 million shares of our common stock at a total cost of $90.1 million and investments in tangible assets and a business which totaled $32.8 million and $31.4 million, respectively. Net cash generated by operating activities and used for investing and financing activities is further described below.

Cash flows from operations

Cash provided by operations of $290.7 million during the year ended February 28, 2011 includes net income of $107.3 million, adjustments to exclude the impact of non-cash revenues and expenses, which totaled $97.9 million net source of cash, and changes in working capital, which totaled an $85.6 million net source of cash. Cash provided by changes in operating assets and liabilities for the year ended February 28, 2011 was primarily the result of an increase in deferred revenue, which generated operating cash flow of $112.7 million. The increase in deferred revenue is due to growth in billings as we generally bill our customers in advance of subscription periods. Cash adjustments related to deferred income taxes of $33.8 million was primarily due to share-based compensation deductions which were in excess of amounts originally recognized in our consolidated statements of operations. Excess tax benefits from share-based compensation, which totaled $42.3 million, is considered a financing source of cash.

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

Cash flows from financing

Cash provided by financing activities of $9.8 million for the year ended February 28, 2011 includes proceeds from employees’ exercise of common stock options, which totaled $84.4 million and proceeds from excess tax benefits related to share-based employee compensation, which totaled $42.3 million. Partially offsetting cash provided by employees’ exercise of stock options was cash of $90.1 million used to repurchase 2,921,275 shares of our common stock at an average price of $30.92 per share, including transaction costs. Payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to restricted share awards vesting during the year ended February 28, 2011 totaled $26.3 million.

Investments in debt and equity securities

Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. At February 29, 2012 and February 28, 2011, the vast majority of our investments were priced by pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the securities’ market value, including broker quotes or model valuations. Independent price verifications of all of our holdings are performed by the pricing vendors, which we review. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

Capital requirements

We have experienced a substantial increase in our operating expenses since our inception in connection with the growth of our operations, the development of our enterprise technologies, the expansion of our services operations and our acquisition activity. Our capital requirements during the year ending February 28, 2013 will depend on numerous factors, including the amount of resources we devote to:

•	funding the continued development of our enterprise technology offerings;

•	accelerating the development of our systems management offerings;

•	improving and extending our services and the technologies used to deliver these services to our customers and support our business;

•	pursuing strategic acquisitions and alliances;

•	investing in businesses, products and technologies; and

•

investing in enhancements to the systems we use to run our business and the expansion of our office facilities, including capital expenditures related to our future headquarters facility discussed in Part I, Item 2 of this Form 10-K under the heading “Properties.”

We have utilized, and will continue from time to time to utilize, cash and investments to fund, among other potential uses, purchases of our common stock, purchases of fixed assets, purchases of intellectual property and mergers and acquisitions. Given our historically strong operating cash flow and the $1.3 billion of cash and investments held at February 29, 2012, we do not presently anticipate the need to raise cash to fund our operations, either through the sale of additional equity or through the issuance of debt, in the foreseeable future. However, we may take advantage of favorable capital market situations that may arise from time to time to raise additional capital.

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

Off-balance sheet arrangements

As of February 29, 2012 and February 28, 2011, we have no off-balance sheet financing arrangements and do not utilize any “structured debt”, “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

Contractual obligations

The following table summarizes our principal contractual obligations at February 29, 2012 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations(1)	$163,755	$25,602	$36,035	$30,189	$71,929
Purchase obligations	—	—	—	—	—

Total	$163,755	$25,602	$36,035	$30,189	$71,929

(1)	Includes $24.5 million in commitments related to our current headquarters facility and $70.1 million in commitments related to a building we intend to use as our future headquarters facility. For additional information, see our discussion in Part I, Item 2 of this Form 10-K under the heading “Properties”. To the extent we cease to use any space in our current headquarters facility prior to the expiration of the lease term, we plan to sublease such space to a third party and anticipate that sublease income would offset existing contractual obligations. However, to the extent we are unable to sublease or otherwise dispose of such space and recover the full amount of our existing contractual obligation, we would be required to recognize a loss.

Obligations under contracts that we may cancel without significant penalty are not included in the table above. In addition, because we are unable to reasonably estimate the timing of settlements and any future payments related to uncertain tax positions, such liabilities are not included in the above table. However, as of February 29, 2012, we have recognized a total of $24.7 million related to such liabilities, which are included in other long-term obligations on our Consolidated Balance Sheet.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities (ASU 2011-11), to require entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. ASU 2011-11 is effective for us in the first quarter of our fiscal year ending February 28, 2014 (“fiscal 2014”). We currently believe there will be no significant impact on our consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (ASU 2011-08), to simplify how entities test goodwill for impairment. ASU 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. ASU 2011-08 is effective for us in our first quarter of fiscal 2013 but is eligible for early adoption. We adopted ASU 2011-08 in the fourth quarter of fiscal 2012. There was no impact on our consolidated financial statements.

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for us in our fourth quarter of fiscal 2012 and should be applied prospectively. We do not currently have level 3 fair value measurements and as a result, adopting ASU 2011-04 did not have a significant impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency exchange rate fluctuations and changes in the market value of our investments.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of fixed-income securities, including both government and corporate obligations and money market funds. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or perceived credit risk related to the securities’ issuers. A hypothetical one percentage point change in interest rates, assuming a parallel shift of all interest rates, would result in an $8.5 million change in annual interest income derived from investments in our portfolio as of February 29, 2012. For further discussion related to our investments as of February 29, 2012 and February 28, 2011, see NOTE 2—Summary of Significant Accounting Policies and NOTE 18—Assets and Liabilities Measured at Fair Value on a Recurring Basis to the Consolidated Financial Statements.

Investment Risk

The fair market value of our investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage change in interest rates, assuming a parallel shift of all interest rates, would result in an approximate $11.0 million decrease in the fair value of our available-for-sale investment securities as of February 29, 2012. For further discussion related to our investments as of February 29, 2012 and February 28, 2011, see NOTE 2—Summary of Significant Accounting Policies and NOTE 18—Assets and Liabilities Measured at Fair Value on a Recurring Basis to the Consolidated Financial Statements.

Credit Risk

The fair market values of our investment portfolio and cash balances are exposed to counterparty credit risk. Accordingly, while we periodically review our portfolio in an effort to mitigate counterparty risk, the principal values of our cash balances, money market accounts and investments in available-for-sale securities could suffer a loss of value.

Foreign Currency Risk

Approximately 45.1% of our revenue for the year ended February 29, 2012 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The statements of operations of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. Thus, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency statements results in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decreases if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from our prior fiscal year ended February 28, 2011, our revenue and operating expenses from non-U.S. operations for the year ended February 29, 2012 would have been lower than we reported using the average exchange rates for our current fiscal year ending February 29, 2012 by approximately $26.4 million and $17.5 million, respectively, which would have resulted in income from operations being lower by $8.9 million.

Derivative Instruments

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We sometimes enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. All derivative instruments are recorded on the Consolidated Balance Sheets at their respective fair market values in accordance with FASB ASC Section 815 (formerly referenced as Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities). The Company has elected not to prepare and maintain the documentation required to qualify its forward contracts for hedge accounting treatment and, therefore, changes in fair value are recorded in the Consolidated Statements of Operations. For further discussion related to our management of foreign currency risk see NOTE 10—Derivative Instruments to the Consolidated Financial Statements.

The aggregate notional amount of outstanding forward contracts at February 29, 2012 was $59.7 million. The fair value of these outstanding contracts at February 29, 2012 was a gross $0.1 million asset and a gross $0.5 million liability, and is recorded in other current assets and accrued expenses, respectively on the Consolidated Balance Sheets. The forward contracts generally expire within three months of the period ended February 29, 2012. The forward contracts will settle in Australian dollars, Canadian dollars, Czech koruna, Euros, Israeli shekels, Japanese yen, Mexican pesos, New Zealand dollars, Norwegian krona, Singapore dollars, Swedish krona, Swiss francs and U.S. dollars.

The aggregate notional amount of outstanding forward contracts at February 28, 2011 was $64.5 million. The fair value of these outstanding contracts at February 28, 2011 was a gross $0.4 million asset and a gross $0.1 million liability, and is recorded in other current assets and accrued expenses, respectively on the Consolidated Balance Sheets.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Management on Internal Control Over Financial Reporting	67

Report of Independent Registered Public Accounting Firm	68

Financial Statements:

Consolidated Balance Sheets at February 29, 2012 and February 28, 2011	69

Consolidated Statements of Operations for the years ended February 29, 2012, February 28, 2011 and February 28, 2010	70

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended February 29, 2012, February 28, 2011 and February 28, 2010	71

Consolidated Statements of Cash Flows for the years ended February 29, 2012, February 28, 2011 and February 28, 2010	72

Notes to Consolidated Financial Statements	73

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

Our independent registered public accounting firm, which has audited the financial statements included in Part II, Item 8 of this report, has also audited the effectiveness of the Company’s internal control over financial reporting as of February 29, 2012, as stated in their report, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Red Hat, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Red Hat, Inc. and its subsidiaries at February 29, 2012 and February 28, 2011, and the results of their operations and their cash flows for each of the three years in the period ended February 29, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing in Item 8. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina
April 25, 2012

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands—except share and per share amounts)

	February 29, 2012	February 28, 2011
ASSETS
Current assets:
Cash and cash equivalents	$549,217	$642,630
Investments in debt and equity securities, short-term	264,298	217,970
Accounts receivable, net of allowances for doubtful accounts of $1,877 and $1,379, respectively	255,180	184,741
Deferred tax assets, net	69,765	75,720
Prepaid expenses	81,266	62,364
Other current assets	1,629	1,133

Total current assets	$1,221,355	$1,184,558
Property and equipment, net of accumulated depreciation and amortization of $163,892 and $139,753, respectively	92,065	75,558
Goodwill	591,563	463,673
Identifiable intangibles, net	100,638	109,932
Investments in debt securities, long-term	446,838	331,791
Other assets, net	38,640	33,810

Total assets	$2,491,099	$2,199,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$114,078	$106,514
Deferred revenue	711,408	572,637
Other current obligations	819	650

Total current liabilities	$826,305	$679,801
Long-term deferred revenue	235,328	199,617
Other long-term obligations	30,649	29,205
Commitments and contingencies (NOTE 14 and NOTE 15)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 226,553,435 and 223,778,248 shares issued, 192,654,636 and 193,046,862 shares outstanding at February 29, 2012 and February 28, 2011, respectively	23	22
Additional paid-in capital	1,709,082	1,610,238
Retained earnings	391,676	245,050
Treasury stock at cost, 33,898,799 and 30,731,386 shares at February 29, 2012 and February 28, 2011, respectively	(696,012)	(562,792)
Accumulated other comprehensive loss	(5,952)	(1,819)

Total stockholders’ equity	$1,398,817	$1,290,699

Total liabilities and stockholders’ equity	$2,491,099	$2,199,322

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands—except per share amounts)

	Year Ended
	February 29, 2012	February 28, 2011	February 28, 2010
Revenue:
Subscriptions	$965,575	$773,404	$638,654
Training and services	167,528	135,873	109,582

Total subscription and training and services revenue	$1,133,103	$909,277	$748,236

Cost of subscription and training and services revenue:
Cost of subscriptions	66,237	52,997	43,426
Cost of training and services	112,311	97,290	70,419

Total cost of subscription and training and services revenue	$178,548	$150,287	$113,845

Gross profit	$954,555	$758,990	$634,391
Operating expense:
Sales and marketing	419,635	327,408	272,705
Research and development	208,662	171,253	148,360
General and administrative	126,345	114,653	104,227
Litigation settlement	0	0	8,750

Total operating expense	$754,642	$613,314	$534,042

Income from operations	199,913	145,676	100,349
Interest income	8,418	6,743	10,381
Other income (expense), net	(322)	1,275	10,772

Income before provision for income taxes	$208,009	$153,694	$121,502
Provision for income taxes	61,383	46,416	34,249

Net income	$146,626	$107,278	$87,253

Basic net income per common share	$0.76	$0.56	$0.46

Diluted net income per common share	$0.75	$0.55	$0.45

Weighted average shares outstanding
Basic	193,151	190,294	187,845
Diluted	196,451	196,353	193,546

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at February 28, 2009	207,795	$21	$1,281,469	$50,519	$(236,283)	$10,327	$1,106,053
Net income	0	0	0	87,253	0	0	87,253
Comprehensive income:
Unrealized gain on investments in marketable securities, net of tax						11,510
Reclassification for net gain recognized during period						(12,498)
Foreign currency translation adjustment, net of tax						(8,283)

Other comprehensive income (loss), net of tax						(9,271)	(9,271)

Comprehensive income	0	0	0	87,253	0	(9,271)	77,982
Exercise of common stock options	7,366	1	103,332	0	0	0	103,333
Common stock repurchase	0	0	0	0	(236,363)	0	(236,363)
Share-based compensation expense	0	0	48,288	0	0	0	48,288
Tax benefits related to share-based awards	0	0	23,614	0	0	0	23,614
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	0	0	(11,855)	0	0	0	(11,855)

Balance at February 28, 2010	215,161	$22	$1,444,848	$137,772	$(472,646)	$1,056	$1,111,052

Net income	0	0	0	107,278	0	0	107,278
Comprehensive income:
Unrealized gain on investments in marketable securities, net of tax						720
Reclassification for net gain recognized during period						(3,286)
Foreign currency translation adjustment, net of tax						(309)

Other comprehensive income (loss), net of tax						(2,875)	(2,875)

Comprehensive income	0	0	0	107,278	0	(2,875)	104,403
Exercise of common stock options	8,617	0	84,443	0	0	0	84,443
Common stock repurchase	0	0	0	0	(90,146)	0	(90,146)
Share-based compensation expense	0	0	60,597	0	0	0	60,597
Tax benefits related to share-based awards	0	0	46,600	0	0	0	46,600
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	0	0	(26,250)	0	0	0	(26,250)

Balance at February 28, 2011	223,778	$22	$1,610,238	$245,050	$(562,792)	$(1,819)	$1,290,699

Net income	—	—	—	146,626	—	—	146,626
Comprehensive income:
Unrealized gain on investments in marketable securities, net of tax						557
Reclassification for net gain recognized during period						(1,982)
Foreign currency translation adjustment						(2,708)

Other comprehensive income (loss), net of tax						(4,133)	(4,133)

Comprehensive income	0	0	0	146,626	0	(4,133)	142,493
Exercise of common stock options	2,775	1	16,811	0	0	0	16,812
Common stock repurchase	0	0	0	0	(133,220)	0	(133,220)
Share-based compensation expense	0	0	79,267	0	0	0	79,267
Assumed employee share-based awards from acquisitions	0	0	1,244	0	0	0	1,244
Tax benefits related to share-based awards	0	0	37,854	0	0	0	37,854
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	0	0	(36,332)	0	0	0	(36,332)

Balance at February 29, 2012	226,553	$23	$1,709,082	$391,676	$(696,012)	$(5,952)	$1,398,817

Note: No preferred stock was issued or outstanding during the three years ended February 29, 2012.

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	February 29, 2012	February 28, 2011	February 28, 2010
Cash flows from operating activities:
Net income	$146,626	$107,278	$87,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,372	47,997	45,861
Deferred income taxes	45,702	33,848	20,636
Excess tax benefits from share-based payment arrangements	(29,931)	(42,291)	(35,569)
Share-based compensation expense	79,267	60,597	48,288
Gain on sale of available-for-sale equity securities	(1,924)	(3,746)	(12,656)
Other	738	1,505	1,248
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable	(70,410)	(41,512)	(7,290)
Prepaid expenses	(19,190)	(17,220)	(630)
Accounts payable and accrued expenses	12,504	29,534	21,992
Deferred revenue	176,855	112,724	82,625
Other	274	2,034	3,491

Net cash provided by operating activities	$391,883	$290,748	$255,249

Cash flows from investing activities:
Purchase of investment in debt securities available for sale	(962,974)	(751,420)	(666,890)
Proceeds from sales and maturities of investment in debt securities available for sale	791,585	770,860	412,514
Acquisitions of businesses, net of cash acquired	(135,210)	(31,381)	0
Proceeds from sales of investment in equity securities available for sale	1,979	3,938	13,053
Purchase of strategic equity investments	(2,622)	0	(1,768)
Purchase of developed software and other intangible assets	(5,349)	(14,093)	(4,692)
Purchase of property and equipment	(46,269)	(32,759)	(28,420)

Net cash used in investing activities	$(358,860)	$(54,855)	$(276,203)

Cash flows from financing activities:
Excess tax benefits from share-based payment arrangements	29,931	42,291	35,569
Proceeds from exercise of common stock options	16,812	84,443	103,332
Purchase of treasury stock	(133,220)	(90,146)	(236,393)
Proceeds from other borrowings	118	318	0
Payments on other borrowings	(1,145)	(876)	(900)
Payments related to settlement of employee shared-based awards	(36,332)	(26,250)	(11,855)

Net cash provided by (used in) financing activities	$(123,836)	$9,780	$(110,247)

Effect of foreign currency exchange rates on cash and cash equivalents	$(2,600)	$8,839	$3,771

Net increase (decrease) in cash and cash equivalents	$(93,413)	$254,512	$(127,430)
Cash and cash equivalents at beginning of year	642,630	388,118	515,548

Cash and cash equivalents at end of year	$549,217	$642,630	$388,118

Supplemental cash flow information:
Cash paid during the year for:
Interest	$45	$122	$129
Income taxes	$12,381	$8,121	$5,730

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Company

Red Hat, Inc., incorporated in Delaware, together with its subsidiaries (“Red Hat” or the “Company”) is a global leader in providing open source software solutions to the enterprise. The Company is also the market leader in providing enterprise-ready open source operating system platforms. The Company applies its technology leadership to create its core enterprise operating system platform, Red Hat Enterprise Linux, and its enterprise middleware platform, Red Hat JBoss Middleware, as well as virtualization solutions, storage solutions and other infrastructure technology solutions based on open source technology. The Company’s enterprise solutions are intended to meet the functionality requirements and performance demands of the enterprise and third-party computer hardware and software applications that are critical to the enterprise. The Company provides these solutions through content distribution and management services, Red Hat Network, Red Hat Network Satellite and Red Hat JBoss Operations Network, which allow various Red Hat enterprise technologies to be updated and configured and the performance of these and other technologies to be monitored in an automated fashion. These solutions reflect the Company’s continuing commitment to provide an enterprise-wide infrastructure platform and developer solutions based on open source technology. The Company derives its revenue and generates its cash from customers primarily from two sources: (i) subscriptions for its enterprise technologies and (ii) training and services revenue, as further described below in NOTE 2—Summary of Significant Accounting Policies.

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

Subscription Revenue

Subscription revenue is comprised of direct and indirect sales of Red Hat enterprise technologies. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding subscription agreement for the purchase of a subscription, subscription services are made available to the customer and the customer is billed. The deferred revenue amount is recognized as revenue ratably over the life of the subscription. Red Hat

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

enterprise technologies are generally offered with either one or three-year base subscription periods; the majority of the Company’s subscriptions have one-year terms. Under these subscription agreements, renewal rates are generally specified for one or three-year renewal terms. Subscriptions generally entitle the end user to the technology itself and post-contract customer support (“PCS”), generally consisting of varying levels of support services as well as access to security errata, fixes, functionality enhancements to the technology and upgrades to new versions of the technologies, each on a when-and-if available basis, during the term of the subscription. The Company sells its offerings through two principal channels: (1) direct, which includes sales by the Company’s sales force as well as web store sales, and (2) indirect, which includes distributors, resellers, systems integrators and OEMs. The Company recognizes revenue from the sale of Red Hat enterprise technologies ratably over the period of the subscription beginning on the commencement date of the subscription agreement.

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

Training and Services Revenue

Training and services revenue is comprised of revenue for consulting, engineering and customer training and education services. Consulting services consist of time-based arrangements, and revenue is recognized as these services are performed. Engineering services represent revenue earned under fixed fee arrangements with the Company’s OEM partners and other customers to provide for significant modification and customization of Red Hat enterprise technologies. The Company recognizes revenue for these fixed fee engineering services using the percentage of completion basis of accounting, provided the Company has the ability to make reliable estimates of progress towards completion, the fee for such services is fixed or determinable and collection of the resulting receivable is probable. Under the percentage of completion method, earnings under the contract are recognized based on the progress toward completion as estimated using the ratio of labor hours incurred to total expected project hours. Changes in estimates are recognized in the period in which they are known. Revenue for customer training and education services is recognized on the dates the services are complete.

Deferred Selling Costs

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Long-Lived Assets

Goodwill

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Goodwill and Other (Topic 350) – Testing Goodwill for Impairment. The objective of ASU 2011-08 is to reduce the cost and complexity of performing the required two-step goodwill impairment test under Topic 350. The update reduces cost and complexity by allowing the Company to use qualitative tests for goodwill impairment.

Specifically, ASU 2011-08 permits the Company to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying value. The term “more likely than not” is defined as “likelihood of more than fifty (50) percent”. Carrying value is defined as the reporting unit’s cost as recorded on a company’s consolidated financial statements before any reduction for impairment of goodwill. The outcome of these qualitative tests determines whether it is necessary for a company to perform the two-step goodwill impairment test as required in prior years.

The Company tests goodwill for impairment at least annually. During the fourth quarter of fiscal 2012, the Company adopted ASU 2011-08 and after considering such qualitative factors as macroeconomic conditions, actual or anticipated changes to cost factors (for example, selling and delivery), overall financial performance and other Company-specific factors such as potential changes in strategy, the Company determined that it was not more likely than not that any impairment to goodwill had occurred during the year ended February 29, 2012. Consequently, the Company was not required to perform the remaining two-step quantitative goodwill impairment test.

For the years ended February 28, 2011 and February 28, 2010, the Company applied the required quantitative two-step goodwill impairment test. The two-step test begins with identifying potential impairment. Potential impairment is identified if the fair value of the reporting unit to which the goodwill applies is less than the recognized or “book” value of the related reporting unit, including the carrying value of goodwill. Where the book value of a reporting unit, including related goodwill is greater than the reporting unit’s fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The Company performed its annual goodwill impairment test during the fourth quarters of the years end February 28, 2011 and February 28, 2010 and as a result did not identify any potential impairment related to its goodwill for years ended February 28, 2011 and February 28, 2010, respectively.

Other long-lived assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets whenever events or changes in circumstances indicate that an impairment may have occurred. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or the business to which the assets relate. Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets. For the years ended February 29, 2012, February 28, 2011 and February 28, 2010, no significant impairment losses related to the Company’s long-lived assets were identified.

Cash and Cash Equivalents

The Company considers highly liquid investments purchased with a maturity period of three months or less at the date of purchase to be cash equivalents.

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

The Company’s investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. Liquid investments with effective maturities of 90 days or less from the balance sheet date (that is, time remaining on the day of purchase) are classified as cash equivalents. Investments with remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than twelve months from the balance sheet date are classified as long-term investments. The Company’s Level 1 financial instruments are valued using quoted prices in active markets for identical instruments. The Company’s Level 2 financial instruments, including derivative instruments, are valued using quoted prices for identical instruments in less active markets or using other observable market inputs for comparable instruments.

Unrealized gains and temporary losses on investments classified as available for sale are included within accumulated other comprehensive income, net of any related tax effect. Upon realization, such amounts are reclassified from accumulated other comprehensive income to other income, net. Realized gains and losses and other than temporary impairments, if any, are reflected in the statements of operations as other income, net. The Company does not recognize changes in the fair value of its investments in income unless a decline in value is considered other-than-temporary. The vast majority of the Company’s investments are priced by pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, the Company assesses other factors to determine the security’s market value, including broker quotes or model valuations. Independent price verifications of all holdings are performed by pricing vendors which are

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

then reviewed by the Company. In the event a price fails a pre-established tolerance check, it is researched so that the Company can assess the cause of the variance to determine what the Company believes is the appropriate fair market value. See NOTE 18—Assets and Liabilities Measured at Fair Value on a Recurring Basis for further discussion on fair value measurements.

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

Capitalized Software Costs

Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. As a result of the Company’s practice of releasing source code that it has developed on a weekly basis for unrestricted download on the Internet, there is generally no passage of time between achievement of technological feasibility and the availability of the Company’s product for general release. Therefore, at February 29, 2012 and February 28, 2011, the Company had no internally developed capitalized software costs for products to be sold to third parties.

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

Share-Based Compensation

The Company measures share-based compensation cost at grant date, based on the estimated fair value of the award and recognizes the cost over the employee requisite service period typically on a straight-line basis, net of estimated forfeitures. The Company estimates the fair value of stock options using the Black-Scholes-Merton valuation model. The fair value of nonvested share awards, nonvested share units and performance share units are measured at their underlying closing share price on the date of grant. The Company’s share-based compensation is described further in NOTE 13—Share-based Awards.

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

Advertising expense totaled $29.2 million, $25.5 million, and $23.5 million for the years ended February 29, 2012, February 28, 2011 and February 28, 2010, respectively.

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

Income Taxes

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

Because tax laws are complex and subject to different interpretations, significant judgment is required. As a result, the Company makes certain estimates and assumptions in (i) calculating its income tax expense, deferred tax assets and deferred tax liabilities, (ii) determining any valuation allowance recorded against deferred tax assets and (iii) evaluating the amount of unrecognized tax benefits, as well as the interest and penalties related to such uncertain tax positions. The Company’s estimates and assumptions may differ significantly from tax benefits ultimately realized. The Company’s income tax expense and deferred taxes are described further in NOTE 11—Income Taxes.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Customers and Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, investments and trade receivables. The Company primarily places its cash, cash equivalents and investments with high-credit quality financial institutions which invest predominantly in U.S. government instruments, investment grade corporate bonds and certificates of deposit guaranteed by banks which are members of the Federal Deposit Insurance Corporation. Cash deposits are primarily in financial institutions in the United States. However, cash for monthly operating costs of international operations are deposited in banks outside the United States.

The Company performs credit evaluations to reduce credit risk and generally requires no collateral from its customers. Management estimates the allowance for uncollectible accounts based on their historical experience and credit evaluation. The Company’s standard credit terms are net 30 days in North America, net 30 to 45 days in EMEA (Europe, Middle East and Africa), Central America and South America, and range from net 30 to net 60 days in Asia Pacific.

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

The Company has offices in more than 75 locations around the world. The Company manages its international business on an Americas-wide, EMEA-wide and Asia Pacific-wide basis. See NOTE 20—Segment Reporting for further discussion.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities (ASU 2011-11), to require entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. ASU 2011-11 is effective for the Company in the first quarter of its fiscal year ending February 28, 2014 (“fiscal 2014”). The Company currently believes there will be no significant impact on its consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (ASU 2011-08), to simplify how entities test goodwill for impairment. ASU 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a greater-than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. ASU 2011-08 is effective for the Company in the first quarter of its fiscal year ending February 28, 2013 (“fiscal 2013”) but is eligible for early adoption. The Company adopted ASU 2011-08 in the fourth quarter of the fiscal year ending February 29, 2012 (“fiscal 2012”). There was no impact on its consolidated financial statements.

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 became effective for the Company in its fourth quarter of fiscal 2012 and is applied prospectively. The Company does not currently have level 3 fair value measurements and as a result adopting ASU 2011-04 did not have a significant impact on its consolidated financial statements.

NOTE 3—Business Combinations

Acquisition of Gluster, Inc.

On October 7, 2011, the Company completed its acquisition of all issued and outstanding shares of Gluster, Inc. (“Gluster”), a provider of scale-out, open source storage solutions. The acquisition expands the Company’s enterprise software offerings to include management of unstructured data. Under the terms of the purchase agreement, the consideration transferred by the Company totaled $137.2 million. The Company incurred $0.5 million in transaction costs including legal and accounting fees relating to the acquisition. These costs have been expensed as incurred and included in general and administrative expense on the Consolidated Statement of Operations.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total consideration transferred by the Company in connection with the acquisition is summarized in the following table (in thousands):

Total Consideration Transferred
Cash consideration paid to and/or on behalf of holders of Gluster stock and vested options	$135,906
Fair value of unvested employee share-based awards assumed and attributed to pre-combination services (1)	1,244

Total	$137,150

(1)	The total fair value, as of October 7, 2011, of all assumed nonvested share-based awards was $14.5 million, of which $1.2 million has been attributed to pre-acquisition employee services and accordingly has been recognized as consideration transferred. The remaining $13.3 million of fair value will be recognized as compensation expense over the remaining vesting period.

The table below represents the tangible and identifiable intangible assets and liabilities (in thousands) based on management’s assessment of the acquisition date fair value of the assets acquired and liabilities assumed:

Total Consideration Allocated
Estimated identifiable intangible assets (see detail below)	$6,800
Cash	696
Accounts receivable	321
Fixed assets	454
Deferred tax assets, net	3,263
Other assets	1,093
Accrued liabilities	(1,872)
Deferred revenue	(321)
Goodwill	126,716

Total consideration allocated	$137,150

The following table summarizes the allocation of identifiable intangible assets resulting from the acquisition. For purposes of this allocation, the Company has assessed a fair value of Gluster identifiable intangible assets related to customer relationships and trade names and trademarks based on the net present value of the projected income stream of these identifiable intangible assets. The fair value of the identifiable intangible assets is being amortized over the estimated useful life of each intangible asset on a straight-line basis which approximates the economic pattern of benefits (in thousands):

	Amortization Expense Type	Estimated Life (Years)	Total
Customer relationships	Sales and marketing	5	$6,200
Tradenames and trademarks	General and administrative	Indefinite	600

Total identifiable intangible assets			$6,800

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro forma consolidated financial information

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the years ended February 29, 2012 and February 28, 2011 (in thousands, except per share amounts) as if the acquisition of Gluster had occurred at March 1, 2010, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisition actually taken place at the beginning of the period.

	Year Ended February 29, 2012	Year Ended February 28, 2011
Revenue (1)	$1,133,367	$909,474
Net income and diluted net income	141,451	102,233
Basic net income per common share	$0.73	$0.54
Diluted net income per common share	$0.72	$0.52

(1)	Pro forma revenue attributed to Gluster is net of a nonrecurring $0.7 million fair value adjustment for deferred revenue.

Post acquisition financial information

The following is a summary of Gluster’s revenue, expenses and operating loss for the period October 7, 2011 through February 29, 2012 that are included in the Company’s Consolidated Statement of Operations for the year ended February 29, 2012 (in thousands):

Year Ended February 29, 2012
Revenue	$177
Operating expenses	(7,080)

Operating loss	(6,903)

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

Other acquisitions

On November 19, 2010, the Company acquired Makara, Inc. (“Makara”), a developer of deployment and management solutions for applications in the cloud. The acquisition of Makara was intended to accelerate the development of the Company’s Platform-as-a-Service solution. The Company acquired Makara for cash consideration of $31.4 million, net of $0.6 million of cash acquired. The net cash consideration transferred of $31.4 million has been allocated to the Company’s assets as follows: $26.1 million to goodwill, $5.0 million to identifiable intangible assets and the remaining $0.3 million to current assets.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and other business combinations

The Company completed its annual goodwill impairment test in February 2012. No goodwill impairment was deemed to have occurred. The following is a summary of goodwill for the years ended February 29, 2012, February 28, 2011 and February 28, 2010 (in thousands):

Balance at February 28, 2009	$438,109
Less: adjustment to Qumranet purchase price for finalization of allocation	(253)
Impact of foreign currency fluctuations	893

Balance at February 28, 2010	$438,749
Add: acquisition of Makara	24,681
Impact of foreign currency fluctuations	243

Balance at February 28, 2011	$463,673
Add: acquisition of Gluster	126,716
Add: adjustment to Makara purchase price for finalization of allocation	1,458
Impact of foreign currency fluctuations	(284)

Balance at February 29, 2012	$591,563

NOTE 4—Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. Activity in the Company’s allowance for doubtful accounts for the years ended February 29, 2012, February 28, 2011 and February 28, 2010 is presented in the following table (in thousands):

	Balance at beginning of period	Charged to (recovery of) expense	Adjustments (1)	Balance at end of period
2010	$2,387	$(295)	$203	$2,295
2011	$2,295	$(260)	$(656)	$1,379
2012	$1,379	$989	$(491)	$1,877

(1)	Represents foreign currency translation adjustments and amounts written-off as uncollectible accounts receivable.

At February 29, 2012, one individual customer accounted for 10% of the Company’s accounts receivable. At February 28, 2011, no individual customer accounted for more than 10% of the Company’s accounts receivable. For the years ended February 29, 2012, February 28, 2011 and February 28, 2010, there were no individual customers from which the Company generated 10% or greater revenue.

NOTE 5—Property and Equipment

The Company’s property and equipment is recorded at cost and consists of the following (in thousands):

	February 29, 2012	February 28, 2011
Computer equipment	$104,718	$88,626
Software, including software developed for internal use	95,999	80,046
Furniture and fixtures	15,214	13,201
Leasehold improvements	40,026	33,438

Property and equipment	$255,957	$215,311
Less: accumulated depreciation	(163,892)	(139,753)

Property and equipment, net	$92,065	$75,558

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The useful lives of property and equipment range from three to seven years. Depreciation expense recognized in the Company’s Consolidated Financial Statements for the years ended February 29, 2012, February 28, 2011 and February 28, 2010 is summarized as follows (in thousands):

	Year Ended February 29, 2012	Year Ended February 28, 2011	Year Ended February 28, 2010
Total depreciation expense	$31,623	$29,036	$26,213

NOTE 6—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of purchased technologies, customer and reseller relationships, trademarks, copyrights and patents, which are amortized over the estimated useful life, generally on a straight-line basis with the exception of customer contracts and relationships which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit. Useful lives range from three to ten years. As of February 29, 2012 and February 28, 2011, trademarks with an indefinite estimated useful life totaled $9.5 million and $9.1 million, respectively. The following is a summary of identifiable intangible assets (in thousands):

	February 29, 2012			February 28, 2011
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$62,851	$(20,491)	$42,360	$58,122	$(16,817)	$41,305
Purchased technologies	58,781	(39,390)	19,391	59,233	(32,081)	27,152
Customer and reseller relationships	86,951	(48,064)	38,887	80,768	(39,293)	41,475

Total identifiable intangible assets	$208,583	$(107,945)	$100,638	$198,123	$(88,191)	$109,932

Amortization expense associated with identifiable intangible assets recognized in the Company’s Consolidated Financial Statements for the years ended February 29, 2012, February 28, 2011 and February 28, 2010 is summarized as follows (in thousands):

	Year Ended February 29, 2012	Year Ended February 28, 2011	Year Ended February 28, 2010
Cost of revenue	$3,533	$3,274	$3,662
Sales and marketing	8,348	8,322	9,056
Research and development	4,194	4,025	3,702
General and administrative	3,674	3,340	3,228

Total amortization expense	$19,749	$18,961	$19,648

As of February 29, 2012, amortization expense on existing intangibles for the next five fiscal years is as follows (in thousands):

2013	$19,070
2014	$16,585
2015	$15,032
2016	$7,884
2017	$6,665

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—Other Assets, Net

Other assets, net were comprised of the following (in thousands):

	February 29, 2012	February 28, 2011
Equity-method investment	$14,392	$15,815
Cost-basis investments	4,853	2,232
Net non-current deferred tax assets (see NOTE 11—Income Taxes)	13,603	10,610
Security deposits and other	5,792	5,153

Total	$38,640	$33,810

The Company reviews its non-marketable cost-basis investments in equity securities for other than temporary declines in fair value based on prices recently paid for shares in that company, as well as changes in market conditions. The carrying values are not necessarily representative of the amounts that the Company could realize in a current transaction. During the years ended February 29, 2012, February 28, 2011 and February 28, 2010, no significant losses were recognized for equity investments in other companies.

Equity-method investment represents the Company’s investment in Open Inventions Network LLC (“OIN”) and the related share of OIN’s accumulated deficit. The Company uses the equity method to account for its investment in OIN. The equity method requires the Company to increase or decrease the carrying amount of its investment in OIN to reflect the Company’s pro rata share of OIN’s gains and losses, respectively, as part of Other income (expense), net.

NOTE 8—Prepaid Expenses

Prepaid expenses include sales commissions, taxes and insurance. Sales commissions are the incremental costs that are directly associated with non-cancelable subscription contracts with customers and consist of sales commissions paid to the Company’s sales force. The commissions are deferred and amortized over a period to approximate the period of the subscription term. For further discussion on deferred commissions see NOTE 2—Summary of Significant Accounting Policies to the Consolidated Financial Statements. Prepaid expenses, including sales commissions, were comprised of the following (in thousands):

	February 29, 2012	February 28, 2011
Deferred commissions	$59,566	$50,134
Professional services	10,248	4,449
Taxes	6,479	5,034
Insurance	1,520	762
Other	3,453	1,985

Total	$81,266	$62,364

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9— Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses were comprised of the following (in thousands):

	February 29, 2012	February 28, 2011
Accounts payable	$6,881	$16,285
Accrued wages and other compensation related expenses	72,380	59,400
Accrued other trade payables	23,765	22,541
Accrued income and other taxes payable	10,189	7,251
Accrued other	863	1,037

Total accrued expenses	$114,078	$106,514

NOTE 10—Derivative Instruments

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

The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows as of February 29, 2012 and for the year then ended (in thousands):

				Year Ended February 29, 2012
	As of February 29, 2012			Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
	Balance Sheet Location	Fair Value	Notional Value
Assets—foreign currency forward contracts not designated as hedges	Prepaid expenses and other current assets	$147	$24,450	Other income, net	$1,518

Liabilities—foreign currency forward contracts not designated as hedges	Accrued expenses	(473)	35,263	Other income, net	(2,785)

TOTAL		$(326)	$59,713		$(1,267)

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows as of February 28, 2011 and for the year then ended (in thousands):

				Year Ended February 28, 2011
	As of February 28, 2011			Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
	Balance Sheet Location	Fair Value	Notional Value
Assets—foreign currency forward contracts not designated as hedges	Prepaid expenses and other current assets	$434	$47,457	Other income, net	$1,631

Liabilities—foreign currency forward contracts not designated as hedges	Accrued expenses	(96)	17,005	Other income, net	(1,583)

TOTAL		$338	$64,462		$48

NOTE 11—Income Taxes

The U.S. and foreign components of the Company’s income before provision for income taxes consisted of the following (in thousands):

	February 29, 2012	February 28, 2011	February 28, 2010
U.S.	$147,148	$109,044	$92,130
Foreign	60,861	44,650	29,372

Income before provision for income taxes	$208,009	$153,694	$121,502

The components of the Company’s provision for income taxes consisted of the following (in thousands):

	February 29, 2012	February 28, 2011	February 28, 2010
Current:
Foreign	$16,612	$7,675	$10,445
Federal	18,609	14,553	13,615
State	3,069	760	4,368

Current tax expense	$38,290	$22,988	$28,428
Deferred:
Foreign	(4,390)	3,037	(998)
Federal	27,483	16,810	9,119
State	0	3,581	(2,300)

Deferred tax expense	$23,093	$23,428	$5,821

Net provision for income taxes	$61,383	$46,416	$34,249

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets and liabilities at February 29, 2012 and February 28, 2011, consisted of the following (in thousands):

	February 29, 2012	February 28, 2011
Deferred tax assets:
Foreign net operating loss carryforwards	$9,464	$7,034
Domestic net operating loss carryforwards	5,251	0
Domestic credit carryforwards	31,548	44,203
Goodwill	7,265	7,275
Share-based compensation	21,147	19,044
Deferred revenue and costs	34,684	33,318
Foreign transfer pricing	5,753	0
Other	9,524	2,877

Total deferred tax assets	$124,636	$113,751
Valuation allowance for deferred tax assets	(3,641)	(5,751)

Total deferred tax assets, net of valuation allowance	$120,995	$108,000

Deferred tax liabilities:
Fixed and intangible assets	25,607	20,171
Other	12,020	1,499

Total deferred tax liabilities	$37,627	$21,670

Net deferred tax asset	$83,368	$86,330

Net current deferred tax asset	$69,765	$75,720
Net non-current deferred tax asset, recorded in other assets, net	13,603	10,610

Net deferred tax asset	$83,368	$86,330

As of February 29, 2012, the Company continues to maintain a valuation allowance against its deferred tax assets with respect to certain foreign NOLs. The following is a summary of the Company’s valuation allowance for the three years ended February 29, 2012 (in thousands):

Balance at February 28, 2009	$12,384
Add: Provisions for valuation allowance	2,622
Less: Release of valuation allowance	(8,236)

Balance at February 28, 2010	$6,770
Add: Provisions for valuation allowance	33
Less: Release of valuation allowance	(1,052)

Balance at February 28, 2011	$5,751
Add: Provisions for valuation allowance	745
Less: Release of valuation allowance	(2,855)

Balance at February 29, 2012	$3,641

As of February 29, 2012, the Company had U.S. federal NOL carryforwards of $14.1 million and state NOL carryforwards of $39.4 million. The NOL carryforwards expire in varying amounts in fiscal 2013. As of February 29, 2012, the Company had U.S. research tax credit carryforwards of $43.7 million and a U.S. foreign tax credit of $7.2 million. These tax credit carryforwards expire in varying amounts beginning in fiscal 2013.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Taxes computed at the statutory federal income tax rates are reconciled to the provision for income taxes for the years ended February 29, 2012, February 28, 2011 and February 28, 2010, respectively, as follows (in thousands):

	February 29, 2012	February 28, 2011	February 28, 2010
Effective rate	29.5%	30.2%	28.2%
Provision at federal statutory rate, 35%	$72,803	$53,834	$42,526
State tax (net of federal tax benefit)	3,070	4,341	2,068
Foreign rate differential	(7,631)	(5,280)	(2,173)
Israel tax holiday (1)	(1,447)	(2,671)	0
Deemed foreign dividend	3,721	5,348	0
Nondeductible items	2,923	5,625	875
Research and development tax credit	(2,357)	(3,690)	(7,800)
Foreign tax credit	(10,830)	(11,357)	(1,577)
Other	1,131	266	330

Provision for income taxes	$61,383	$46,416	$34,249

(1)	The Company qualifies for a tax holiday in Israel which began during the fiscal year ended February 28, 2011 and is scheduled to terminate as of the fiscal year ending February 29, 2020. The tax holiday provides for an exemption from income tax in the first two years, and for a reduced rate of taxation on income generated in Israel for the subsequent eight years. The financial impact of this holiday for the year ended February 29, 2012 was a $1.4 million reduction in the Company’s provision for income taxes, which increased the Company’s diluted earnings per share by $0.01.

The Company has not provided U.S. deferred taxes on the cumulative earnings of foreign subsidiaries that have been reinvested outside the U.S. indefinitely; these earnings were $91.5 million at February 29, 2012. Determination of the deferred tax liability, if any, on these earnings reinvested indefinitely outside the U.S. is not practicable because of available foreign tax credits. It is the Company’s policy to invest the earnings of foreign subsidiaries indefinitely outside the U.S. From time to time, however, the Company may remit a portion of these earnings to the extent it does not incur additional U.S. tax and it is otherwise feasible. The Company has provided U.S. income taxes on the earnings of certain foreign subsidiaries that are not considered as permanently reinvested outside the U.S. The U.S. income tax on such earnings is completely offset by U.S. foreign tax credits.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unrecognized tax benefits

The following table reconciles unrecognized tax benefits for the three years ended February 29, 2012 (in thousands):

Balance at February 28, 2009	$38,507
Additions based on tax positions related to the current year	2,320
Additions based on tax positions related to prior years	2,977
Reductions related to settlements with tax authorities	(430)

Balance at February 28, 2010	$43,374
Additions based on tax positions related to the current year	3,782
Additions based on tax positions related to prior years	2,292
Reductions related to change in effective tax rate	(7,365)

Balance at February 28, 2011	$42,083
Additions based on tax positions related to the current year	2,066
Additions based on tax positions related to prior years	531
Reductions related to settlements with tax authorities	(259)
Reductions related to changes in facts and circumstances	(659)

Balance at February 29, 2012	$43,762

The Company’s unrecognized tax benefits as February 29, 2012 and February 28, 2011, which, if recognized, would affect the Company’s effective tax rate were $39.9 million and $38.1 million, respectively.

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as income tax expense. Accrued interest and penalties related to unrecognized tax benefits totaled $3.5 million and $3.1 million as of February 29, 2012 and February 28, 2011, respectively.

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

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of February 29, 2012. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs:

Tax Jurisdiction	Years Subject to Income Tax Examination
U.S. federal	1994 – Present
North Carolina	1999 – Present
Ireland	2008 – Present
Japan*	2011 – Present

*	The Company has been examined for income tax for years through February 28, 2011. However, the statute of limitations remains open for five years.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

An income tax examination by the U.S. Internal Revenue Service with respect to the Company’s fiscal year ended February 28, 2007 has been completed. There were no significant adjustments resulting from the examination.

The Company or one of its subsidiaries is currently undergoing income tax examinations in India.

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

The Company purchased 3,167,413 shares, 2,921,275 shares and 10,014,022 shares of its common stock during the fiscal years ended February 29, 2012, February 28, 2011 and February 28, 2010, respectively, at an aggregate cost of $133.2 million, $90.1 million and $236.4 million, respectively. These amounts are recorded as treasury stock on the Company’s Consolidated Balance Sheets.

Preferred Stock

At February 29, 2012, the Company has authorized 5,000,000 shares of preferred stock with a par value of $0.0001 per share. No shares of preferred stock were outstanding as of February 29, 2012 or February 28, 2011.

NOTE 13—Share-based Awards

Overview

The Company’s 2004 Long-Term Incentive Plan, as amended and restated (the “2004 Plan”), provides for the granting of stock options, service-based share awards and performance-based share awards, among other awards. As of February 29, 2012, there were 5.3 million shares of common stock reserved for issuance under future share-based awards to be granted to any employee, officer or director or consultant of the Company at terms and prices to be determined by the Board of Directors.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes share-based awards, by type, granted during the years ended February 29, 2012, February 28, 2011 and February 28, 2010:

	Awards Granted Year Ended February 29, 2012		Awards Granted Year Ended February 28, 2011		Awards Granted Year Ended February 28, 2010
	Shares and Shares Underlying Awards	Weighted Average Per Share Award Fair Value	Shares and Shares Underlying Awards	Weighted Average Per Share Award Fair Value	Shares and Shares Underlying Awards	Weighted Average Per Share Award Fair Value
Stock options	51,563	$15.41	83,891	$17.32	100,080	$10.63
Service-based shares and share units	2,148,070	$45.35	2,542,479	$37.98	2,598,916	$27.71
Performance-based shares and share units—target	316,668	$43.60	313,336	$29.31	343,334	$19.68

Total share-based awards	2,516,301	$44.52	2,939,706	$36.47	3,042,330	$26.24

The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements for the years ended February 29, 2012, February 28, 2011 and February 28, 2010 (in thousands):

	Year Ended February 29, 2012	Year Ended February 28, 2011	Year Ended February 28, 2010
Cost of revenue	$7,880	$6,053	$3,630
Sales and marketing	25,060	18,971	14,041
Research and development	21,570	15,639	13,614
General and administrative	24,757	19,934	17,003

Total share-based compensation expense	$79,267	$60,597	$48,288

Share-based compensation expense qualifying for capitalization was insignificant for each of the Company’s fiscal years ended February 29, 2012, February 28, 2011 and February 28, 2010. Accordingly, no share-based compensation expense was capitalized during these years.

Estimated annual forfeitures—An estimated forfeiture rate of 10.0% per annum, which approximates the Company’s historical rate, was applied to options and service-based share awards. Awards are adjusted to actual forfeiture rates at vesting. The Company reassesses its estimated forfeiture rate annually or when new information, including actual forfeitures, indicate a change is appropriate.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total fair value of stock options recognized in the Consolidated Financial Statements for the years ended February 29, 2012, February 28, 2011 and February 28, 2010 was as follows (in thousands):

	Year Ended February 29, 2012	Year Ended February 28, 2011	Year Ended February 28, 2010
Total fair value of stock options recognized	$3,104	$6,038	$11,381

The following table summarizes the activity for the Company’s stock options for the years ended February 29, 2012, February 28, 2011 and February 28, 2010:

	Shares Underlying Options	Weighted Average Exercise Price Per Share
Outstanding at February 28, 2009	15,805,362	$15.80

Granted	100,080	27.40
Exercised	(6,217,251)	16.62
Forfeited	(463,882)	62.97

Outstanding at February 28, 2010	9,224,309	$13.03

Granted	83,891	33.59
Exercised	(7,071,001)	11.94
Forfeited	(207,711)	19.25

Outstanding at February 28, 2011	2,029,488	$16.88

Granted	51,563	45.08
Exercised	(1,059,191)	15.87
Forfeited	(123,618)	17.16
Assumed (1)	204,911	1.13

Outstanding at February 29, 2012	1,103,153	$16.21

(1)	Amount represents partially vested options assumed as part of a business combination.

As described above, options are typically granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. No options were granted by the Company during the three years ended February 29, 2012 with exercise prices less than the grant date fair value of the Company’s common stock.

The following summarizes information, as of February 29, 2012, about the Company’s outstanding and exercisable stock options:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.00 – $10.00	387,113	4.3	$4.18	241,269	$5.66
$10.01 – $20.00	509,617	1.1	$18.98	499,303	$19.10
$20.01 – $30.00	120,618	1.4	$24.00	97,834	$23.15
$30.01 – $40.00	37,202	3.6	$39.35	10,366	$39.19
$40.01 and over	48,603	4.5	$45.84	129	$340.02

Total	1,103,153	2.5	$16.21	848,901	$29.64

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the intrinsic value, as of February 29, 2012, of the Company’s outstanding, exercisable and expected to vest stock options:

Intrinsic Value of Stock Options	Number of Stock Options	Weighted Average Remaining Contractual Life	Intrinsic Value at February 29, 2012 (in thousands)
Outstanding	1,103,153	2.5	$36,963
Exercisable	848,901	1.3	$28,594
Expected to vest (assuming annual forfeiture rate of 10%)	233,246	6.6	$7,910

The intrinsic value of stock options exercised during the years ended February 29, 2012, February 28, 2011 and February 28, 2010 was as follows (in thousands):

	Year Ended February 29, 2012	Year Ended February 28, 2011	Year Ended February 28, 2010
Total intrinsic value of stock options exercised	$31,736	$161,796	$62,804

As of February 29, 2012, compensation cost related to unvested stock options not yet recognized in the Company’s Consolidated Financial Statements totaled $4.0 million. The weighted average period over which these unvested stock options are expected to be recognized is approximately 1.3 years.

The fair values of options granted during the years ended February 29, 2012, February 28, 2011 and February 28, 2010 were estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the following weighted average assumptions:

	Year Ended February 29, 2012	Year Ended February 28, 2011	Year Ended February 28, 2010
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	0.61%	0.70%	1.59%
Expected volatility (1)	47.91%	46.84%	53.51%
Expected life (in years) (2)	3.27	3.27	3.27
Weighted average fair value of options granted during the period	$15.41	$17.32	$10.63

(1)	The expected volatility rates for options granted during the years ended February 29, 2012, February 28, 2011 and February 28, 2010 were estimated based on an approximate equal weighting of the historical volatility of the Company’s common stock over a period of approximately 3.27 years and the implied volatility of publicly traded options for the Company’s common stock.

(2)	The expected term for options granted during the years ended February 29, 2012, February 28, 2011 and February 28, 2010 was determined based on the Company’s historical exercise data. The Company reassesses its estimate of expected term annually or when new information indicates a change is appropriate.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total fair value of service-based share awards recognized in the Company’s Consolidated Financial Statements for the three years ended February 29, 2012 was as follows (in thousands):

	Year Ended February 29, 2012	Year Ended February 28, 2011	Year Ended February 28, 2010
Total fair value of service-based awards recognized	$61,818	$44,050	$28,419

The following table summarizes the activity for the Company’s service-based share awards for the years ended February 29, 2012, February 28, 2011 and February 28, 2010:

	Nonvested Shares and Share Units	Weighted Average Grant-date Fair Value
Service-based share awards at February 28, 2009	4,862,049	$16.06

Granted	2,598,916	27.71
Vested	(1,414,665)	16.79
Forfeited	(261,374)	17.92

Service-based share awards at February 28, 2010	5,784,926	$21.03

Granted	2,542,479	37.98
Vested	(1,800,281)	20.43
Forfeited	(733,786)	21.52

Service-based share awards at February 28, 2011	5,793,338	$28.60

Granted	2,148,070	45.35
Vested	(2,162,667)	25.78
Forfeited	(431,900)	32.22
Assumed (1)	139,798	43.34

Service-based share awards at February 29, 2012	5,486,639	$36.36

(1)	Amount represents partially vested share awards assumed as part of a business combination.

The following summarizes the intrinsic value, as of February 29, 2012, of the Company’s service-based awards outstanding and expected to vest:

Intrinsic Value of Service-based Awards	Number of Shares and Share Units	Weighted Average Remaining Vesting Period	Intrinsic Value at February 29, 2012 (in thousands)
Outstanding	5,486,639	1.5	$272,576
Expected to vest (assuming annual forfeiture rate of 10%)	4,683,566	1.5	$232,680

The intrinsic value of service-based awards vesting during the three years ended February 29, 2012 was as follows (in thousands):

	Year Ended February 29, 2012	Year Ended February 28, 2011	Year Ended February 28, 2010
Total intrinsic value of service-based awards vesting	$96,536	$70,493	$38,297

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of February 29, 2012, compensation cost related to service-based share awards not yet recognized in the Company’s Consolidated Financial Statements totaled $103.5 million. The weighted average period over which these nonvested awards are expected to be recognized is approximately 1.5 years.

Performance-based Share Awards

Under the 2004 Plan, certain executive officers were awarded a target number of performance share units (“PSUs”). The PSU payouts are either based on (i) the Company’s financial performance (“performance condition”) or (ii) the performance of the Company’s common stock (“market condition”). Following are general descriptions of the two types of performance-based awards granted to certain executive officers.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity for the Company’s PSUs for the years ended February 29, 2012, February 28, 2011 and February 28, 2010:

	At Target		Potential
Activity	Shares Underlying Performance Share Units	Weighted Average Grant Date Fair Value	Underlying Shares Vesting and Available to Vest (1)
Outstanding at February 28, 2009	388,600	$22.47	777,200

Granted	343,334	$19.68	686,668
Vested	(120,413)	$22.20	(190,200)
Forfeited	0	—	0

Outstanding at February 28, 2010	611,521	$20.96	1,273,668

Granted	313,336	$29.31	626,672
Vested	(209,856)	$21.43	(451,725)
Forfeited	0	—	(18,610)

Outstanding at February 28, 2011	715,001	$24.48	1,430,005

Granted	316,668	$43.60	633,336
Vested	(183,332)	$24.05	(337,734)
Forfeited	0	—	0

Outstanding at February 29, 2012	848,337	$31.71	1,725,607

(1)	Vested and forfeited amounts represent the actual number of shares vesting and forfeited during the year. Outstanding represents the remaining maximum potential shares available to vest as of the period ended.

The total fair value of performance-based share awards recognized in the Company’s Consolidated Financial Statements for the three years ended February 29, 2012 was as follows (in thousands):

	Year Ended February 29, 2012	Year Ended February 28, 2011	Year Ended February 28, 2010
Total fair value of performance-based awards recognized	$14,345	$10,509	$8,488

The total intrinsic value of performance-based share awards vesting during the three years ended February 29, 2012 was as follows (in thousands):

	Year Ended February 29, 2012	Year Ended February 28, 2011	Year Ended February 28, 2010
Total intrinsic value of performance-based awards vesting	$16,032	$13,904	$3,380

As of February 29, 2012, the number of shares subject to PSU awards expected to vest and the related fair value was 1,172,631 and $58.3 million, respectively. Compensation expense related to PSUs expected to vest but not yet recognized in the Consolidated Financial Statements totaled $15.3 million as of February 29, 2012. The weighted average period over which these awards are expected to be recognized is approximately 1.1 years.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—Commitments and Contingencies

As of February 29, 2012, the Company leased office space and certain equipment under various non-cancelable operating leases. Future minimum lease payments required under the operating leases at February 29, 2012 are as follows (in thousands):

Fiscal Year	Operating Leases
2013	$25,602
2014	20,094
2015	15,941
2016	15,774
2017	14,415
Thereafter	71,929

Total minimum lease payments	$163,755

Rent expense under operating leases for the fiscal years ended February 29, 2012, February 28, 2011 and February 28, 2010 is provided in the following table (in thousands):

	Year Ended February 29, 2012	Year Ended February 28, 2011	Year Ended February 28, 2010
Total operating lease expense	$24,434	$22,973	$22,344

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

It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the facts and circumstances involved in each particular agreement. The Company does not record a liability for claims related to indemnification unless the Company concludes that the likelihood of a material claim is probable and estimable. Payments pursuant to these indemnification claims during the year ended February 29, 2012 were in the aggregate immaterial.

NOTE 15—Legal Proceedings

Commencing on or about March 2001, the Company and certain of its officers and directors were named as defendants in a series of purported class action suits arising out of the Company’s initial public offering and secondary offering. Approximately 310 other IPO issuers were named as defendants in similar class action complaints (together, the “IPO Allocation Actions”). On August 8, 2001, Chief Judge Michael Mukasey of the

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. District Court for the Southern District of New York issued an order that transferred all of the IPO Allocation Actions, including the complaints involving the Company, to one judge for coordinated pre-trial proceedings (Case No. 21 MC 92). The plaintiffs contend that the defendants violated federal securities laws by issuing registration statements and prospectuses that contained materially false and misleading information and failed to disclose material information. Plaintiffs also challenge certain IPO allocation practices by underwriters and the lack of disclosure thereof in initial public offering documents. On April 19, 2002, plaintiffs filed amended complaints in each of the 310 consolidated actions, including the Red Hat action. The relief sought consists of unspecified damages, attorneys’ and expert fees and other unspecified costs. In October of 2002, the individual director and officer defendants of the Company were dismissed from the case without prejudice. In October of 2004, the District Court certified a class in six of the 310 actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Company’s action is not one of the focus cases. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification with respect to the focus cases and remanded the matter for further consideration. In September 2007, discovery moved forward in the focus cases and plaintiff filed and amended complaints against the focus case issuer and underwriter defendants. Defendants in the focus cases filed motions to dismiss the second amended complaints in November 2007 and filed their oppositions to plaintiffs’ motion for class certification in December 2007. The motions to dismiss in the focus cases were granted in part. On April 2, 2009, the plaintiffs’ executive committee on behalf of the proposed class filed a motion for preliminary approval of a settlement agreement to resolve the lawsuit, to which the Company has consented and for which payments called for by the settlement agreement are to be paid by the defendant insurers. The trial court heard arguments on September 10, 2009 on the fairness of the settlement. In an opinion and order filed October 5, 2009, the trial court approved the class, granted plaintiffs’ motion for approval of the settlement and directed the clerk of the court to close the action. Appeals have been filed and briefed before the Court of Appeals for the Second Circuit. On May 17, 2011, the Second Circuit issued a ruling on the two pending appeals, granting the motion to dismiss one of the appeals, and remanding the other appeal back to the District Court to determine procedural issues relating to the standing of the remaining objector-appellant. On August 25, 2011, the Court rejected the claims of that remaining objector-appellant. A notice of appeal of this decision was filed on September 26, 2011. On November 10, 2011, Plaintiffs moved to dismiss with prejudice the appeal by the remaining objector-appellant, and requested that the Court consider the motion on an expedited basis. The remaining objector-appellant filed a brief in opposition to Plaintiffs’ motion to dismiss on November 4, 2011. Subsequently, during a court-ordered mediation, the remaining objector-appellant reached an agreement with the plaintiffs and withdrew his objection to the settlement. On January 9, 2012, the Second Circuit issued a final Stipulation of Dismissal.

In the summer of 2004, 14 class action lawsuits were filed against the Company and several of its former officers on behalf of investors who purchased the Company’s securities during various periods from June 19, 2001 through July 13, 2004. All 14 suits were filed in the U.S. District Court for the Eastern District of North Carolina. In each of the actions, plaintiffs sought to represent a class of purchasers of the Company’s common stock during some or all of the period from June 19, 2001 through July 13, 2004. All of the claims arose in connection with the Company’s announcement on July 13, 2004 that it would restate certain of its financial statements (the “Restatement”). One or more of the plaintiffs asserted that certain former officers (the “Individual Defendants”) and the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), and Rule l0b-5 thereunder by issuing the financial statements that the Company subsequently restated. One or more of the plaintiffs sought unspecified damages, interest, costs, attorneys’ and experts’ fees, an accounting of certain profits obtained by the Individual Defendants from trading in the Company’s common stock, disgorgement by the Company’s former chief executive officer and former chief financial officer of certain compensation and profits from trading in the Company’s common stock pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 and other relief. As of September 8, 2004, all of these

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

class action lawsuits were consolidated into a single action referenced as Civil Action No. 5:04-C V-473BR and titled In re Red Hat, Inc. Securities Litigation. On May 6, 2005, the plaintiffs filed an amended consolidated class action complaint. On July 29, 2005, the Company, on behalf of itself and the Individual Defendants, filed a motion to dismiss the action for failure to state a claim upon which relief may be granted. Also on that date, PricewaterhouseCoopers LLP (“PwC”), another defendant, filed a separate motion to dismiss. On May 12, 2006, the Court issued an order granting the motion to dismiss the Securities Exchange Act claims against several of the Individual Defendants, but denying the motion to dismiss the Securities Exchange Act claims against the Company, its former chief executive officer and former chief financial officer. The Court dismissed the claims under the Sarbanes-Oxley Act in their entirety, and also granted PwC’s motion to dismiss. On November 6, 2006, the plaintiffs filed a motion for class certification. Subsequent to the filing of that motion, several plaintiffs withdrew as potential class representatives, and the Company opposed the certification of the remaining proposed class representatives. On May 11, 2007, the Court entered an order denying class certification and denying all other pending motions as moot. Thereafter, on July 13, 2007 Charles Gilbert filed a renewed motion for appointment as lead plaintiff and approval of selection of lead counsel. On November 13, 2007, the Court entered an Order allowing Gilbert’s motion, appointing him lead plaintiff, adding him as a party plaintiff and appointing lead counsel. On January 14, 2008, Gilbert’s counsel filed a motion to certify the action as a class action. On August 28, 2009, the Court entered an Order certifying the action as a class action, appointing Gilbert as the class representative, and defining the class as “all purchasers of the common stock of Red Hat, Inc. between December 17, 2002, and July 12, 2004, inclusive and who were damaged thereby,” excluding Company insiders. On December 15, 2009, the Company announced that it had reached an agreement in principle to settle this matter, subject, among other matters, to completion of a final written settlement agreement and court approval. The Company recorded, for its quarter ended November 30, 2009, an estimated liability in the amount of $8.8 million for its portion of the proposed settlement. On March 29, 2010, counsel for the class filed a Motion for Preliminary Approval of the Settlement and, on June 11, 2010, a United States Magistrate Judge issued a Memorandum and Recommendation to the presiding judge that the motion be approved. On July 8, 2010, the presiding judge approved the motion and set the hearing for the final fairness hearing on December 7, 2010. The settlement was approved by the District Court in an order dated December 10, 2010. On February 10, 2012, the Court entered a final judgment and dismissal with prejudice. The time for appeal of this judgment has passed without any appeals.

The Company also experiences routine litigation in the normal course of its business, including patent litigation. The Company presently believes that the outcome of this routine litigation will not have a material adverse effect on its financial position, results of operations or cash flows.

NOTE 16—Employee Benefit Plans

401(k) Plan

The Company provides a retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended (“IRC”). Participants may elect to contribute a portion of their annual compensation to the plan, after complying with certain limitations set by the IRC. Employees are eligible to participate in the plan if they are over 21 years of age. The Company has the option to make contributions to the plan and contributed to the plan for the years ended February 29, 2012, February 28, 2011 and February 28, 2010 as follows (in thousands):

	Year Ended February 29, 2012	Year Ended February 28, 2011	Year Ended February 28, 2010
Total contributions to employee benefit plans	$11,377	$8,683	$7,218

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17—Share Repurchase Program

On March 24, 2010, the Company announced that its Board of Directors had authorized the repurchase of up to an aggregate of $300.0 million of the Company’s common stock from time to time in open market or privately negotiated transactions. During the year ended February 29, 2012, the Company repurchased 3,167,413 shares under the program for $133.2 million, including transaction costs. As of February 29, 2012, the remaining amount available under the program for the repurchase of common stock was $86.5 million. The program expired on March 31, 2012.

On March 28, 2012, the Company announced that its Board of Directors has authorized the repurchase of up to $300.0 million of Red Hat’s common stock from time to time on the open market or in privately negotiated transactions. The new program began on April 1, 2012, and will expire on the earlier of (i) March 31, 2014, or (ii) a determination by the Board of Directors, Chief Executive Officer or Chief Financial Officer to discontinue the program.

NOTE 18—Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at February 29, 2012 (in thousands):

	As of February 29, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$322,207	$322,207	$0	$0
Available-for-sale securities (1):
U.S. Treasury securities	250	250	0	0
Interest-bearing deposits	445	0	445	0
Commercial paper	46,478	0	46,478	0
U.S. agency securities	354,830	0	354,830	0
Municipal bonds	13,154	0	13,154	0
Corporate securities	323,463	0	323,463	0
Foreign government securities	1,356	0	1,356	0
Equity securities (1)	1,275	1,275	0	0
Foreign currency derivatives (2)	147	0	147	0
Liabilities:
Foreign currency derivatives (3)	(473)	0	(473)	0

Total	$1,063,132	$323,732	$739,400	$0

(1)	Included in either cash and cash equivalents or investments in debt and equity securities in the Company’s Consolidated Balance Sheet at February 29, 2012 in addition to $196.9 million of cash.
(2)	Included in other current assets in the Company’s Consolidated Balance Sheet at February 29, 2012.
(3)	Included in accrued expenses in the Company’s Consolidated Balance Sheet at February 29, 2012.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at February 28, 2011 (in thousands):

	As of February 28, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$532,537	$532,537	$0	$0
Available-for-sale securities (1):
Interest-bearing deposits	1,840	0	1,840	0
Commercial paper	27,562	0	27,562	0
U.S. agency securities	312,136	0	312,136	0
Municipal bonds	13,249	0	13,249	0
Corporate securities	193,916	0	193,916	0
Equity securities (1)	2,677	2,677	0	0
Foreign currency derivatives (2)	434	0	434	0
Liabilities:
Foreign currency derivatives (3)	(96)	0	(96)	0

Total	$1,084,255	$535,214	$549,041	$0

(1)	Included in either cash and cash equivalents or investments in debt and equity securities in the Company’s Consolidated Balance Sheet at February 28, 2011, in addition to $108.5 million of cash.
(2)	Included in other current assets in the Company’s Consolidated Balance Sheet at February 28, 2011.
(3)	Included in accrued expenses in the Company’s Consolidated Balance Sheet at February 28, 2011.

The following table represents the Company’s investments measured at fair value as of February 29, 2012 (in thousands):

	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Balance Sheet Classification
					Cash Equivalent Marketable Securities	Short-term Marketable Securities	Long-term Marketable Securities
		Gains	Losses(1)
Money markets	$322,207	$0	$0	$322,207	$322,207	$0	$0
U.S. Treasury securities	250	0	0	250	0	250	0
Interest-bearing deposits	445	0	0	445	0	445	0
Commercial paper	46,475	3	0	46,478	29,496	16,982	0
U.S. agency securities	354,758	172	(100)	354,830	0	38,943	315,887
Municipal bonds	13,103	51	0	13,154	0	13,154	0
Corporate securities	324,832	490	(1,859)	323,463	619	191,893	130,951
Foreign government securities	1,355	1	0	1,356	0	1,356	0
Equity securities	29	1,246	0	1,275	0	1,275	0

Total	$1,063,454	$1,963	$(1,959)	$1,063,458	$352,322	$264,298	$446,838

(1)	As of February 29, 2012, there were $0.1 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the Company’s investments measured at fair value as of February 28, 2011 (in thousands):

	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Balance Sheet Classification
					Cash Equivalent Marketable Securities	Short-term Marketable Securities	Long-term Marketable Securities
		Gains	Losses(1)
Money markets	$532,537	$0	$0	$532,537	$532,537	$0	$0
Interest-bearing deposits	1,840	0	0	1,840	20	1,820	0
Commercial paper	27,558	4	0	27,562	1,600	25,962	0
U.S. agency securities	313,133	70	(1,067)	312,136	0	85,350	226,786
Municipal bonds	13,259	0	(10)	13,249	0	13,249	0
Corporate securities	193,373	647	(103)	193,917	0	88,912	105,005
Equity securities	85	2,592	0	2,677	0	2,677	0

Total	$1,081,785	$3,313	$(1,180)	$1,083,918	$534,157	$217,970	$331,791

(1)	As of February 28, 2011, there were no accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer.

The following table summarizes the stated maturities of the Company’s investment in debt securities at February 29, 2012 (in thousands):

	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Maturity of short and long term debt securities	$709,861	$263,023	$229,977	$216,861	$0

NOTE 19—Earnings Per Share

The following table reconciles the numerators and denominators of the earnings per share calculation for the years ended February 29, 2012, February 28, 2011 and February 28, 2010 (in thousands, except per share amounts):

	Year Ended February 29, 2012	Year Ended February 28, 2011	Year Ended February 28, 2010
Net income and diluted net income	$146,626	$107,278	$87,253

Weighted average common shares outstanding	193,151	190,294	187,845
Incremental shares attributable to assumed vesting or exercise of outstanding equity award shares	3,300	6,059	5,701

Diluted shares	196,451	196,353	193,546

Diluted net income per share	$0.75	$0.55	$0.45

The following share awards are not included in the computation of diluted earnings per share because the aggregate value of proceeds considered received upon either exercise or vesting was greater than the average market price of the Company’s common stock during the related periods and the effect of including such share awards in the computation would be anti-dilutive (in thousands):

	Year Ended February 29, 2012	Year Ended February 28, 2011	Year Ended February 28, 2010
Number of shares considered anti-dilutive for calculating diluted EPS	311	649	3,525

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20—Segment Reporting

The following summarizes revenue, income (loss) from operations and total assets by geographic segment at and for the years ended February 29, 2012, February 28, 2011 and February 28, 2010 (in thousands):

	Americas	EMEA	Asia Pacific	Corporate(1)	Total
	Year Ended February 29, 2012
Revenue from unaffiliated customers	$716,033	$257,603	$159,467	$0	$1,133,103
Income (loss) from operations	$165,278	$74,581	$39,321	$(79,267)	$199,913
Total assets	$1,898,897	$424,542	$167,660	$0	$2,491,099

	Year Ended February 28, 2011
Revenue from unaffiliated customers	$583,795	$199,646	$125,836	$0	$909,277
Income (loss) from operations	$115,783	$59,147	$31,343	$(60,597)	$145,676
Total assets	$1,737,946	$329,455	$131,921	$0	$2,199,322

	Year Ended February 28, 2010
Revenue from unaffiliated customers	$474,633	$168,134	$105,469	$0	$748,236
Income (loss) from operations	$93,633	$38,638	$25,116	$(57,038)	$100,349
Total assets	$1,566,140	$205,097	$99,635	$0	$1,870,872

(1)	Amounts represent share-based compensation expense for each of the three fiscal years ended February 29, 2012, February 28, 2011 and February 28, 2010, which was not allocated to geographic segments. The fiscal year ended February 28, 2010 also includes a litigation settlement expense of $8.8 million which was not allocated to geographic segments.

The following table lists, for the years ended February 29, 2012, February 28, 2011 and February 28, 2010, revenue from unaffiliated customers in the United States, the Company’s country of domicile, revenue from unaffiliated customers in Japan, which in terms of revenue was the only individual country outside the United States approaching 10% or more of revenue, and revenue from other foreign countries (in thousands):

	Year Ended February 29, 2012	Year Ended February 28, 2011	Year Ended February 28, 2010
United States, the Company’s country of domicile	$622,608	$512,288	$423,295
Japan	90,221	74,807	60,725
Other foreign	420,274	322,182	264,216

Total revenue from unaffiliated customers	$1,133,103	$909,277	$748,236

Total tangible long-lived assets located in the United States, the Company’s country of domicile, and similar tangible long-lived assets held outside the United States are summarized in the following table for the years ended February 29, 2012, February 28, 2011 and February 28, 2010 (in thousands):

	As of February 29, 2012	As of February 28, 2011	As of February 28, 2010
United States, the Company’s country of domicile	$63,069	$53,722	$51,523
Foreign	28,996	21,836	20,185

Total tangible long-lived assets	$92,065	$75,558	$71,708

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 21—Unaudited Quarterly Results

Below are unaudited condensed quarterly results for the year ended February 29, 2012:

	Year Ended February 29, 2012 Unaudited
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except per share data)
Revenue:
Subscriptions	$255,167	$246,538	$238,337	$225,533
Training and services	41,844	43,488	42,983	39,213

Total subscription and training and services revenue	$297,011	$290,026	$281,320	$264,746
Gross profit	$252,738	$244,837	$234,681	$222,299
Income from operations	$48,504	$53,572	$52,478	$45,359
Interest income	$2,280	$2,075	$2,127	$1,936
Other income (expense), net	$(155)	$(227)	$326	$(266)
Net income and diluted net income	$35,968	$38,240	$39,968	$32,450
Net income per common share (1):
Basic	$0.19	$0.20	$0.21	$0.17
Diluted	$0.18	$0.19	$0.20	$0.17
Weighted average shares outstanding:
Basic	193,117	193,393	192,937	193,155
Diluted	195,879	196,468	196,171	196,287

(1)	Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the reported annual earnings per common share.

Below are unaudited condensed quarterly results for the year ended February 28, 2011:

	Year Ended February 28, 2011 Unaudited
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except per share data)
Revenue:
Subscriptions	$209,303	$198,842	$186,183	$179,076
Training and services	35,493	36,734	33,578	30,068

Total subscription and training and services revenue	$244,796	$235,576	$219,761	$209,144
Gross profit	$203,193	$195,832	$184,059	$175,906
Income from operations	$39,410	$37,956	$34,071	$34,239
Interest income	$1,697	$1,608	$1,775	$1,663
Other income (expense), net	$(865)	$462	$548	$1,130
Net income and diluted net income	$33,534	$26,017	$23,656	$24,071
Net income per common share (1):
Basic	$0.17	$0.14	$0.13	$0.13
Diluted	$0.17	$0.13	$0.12	$0.12
Weighted average shares outstanding:
Basic	192,996	191,296	189,027	187,926
Diluted	197,878	196,908	193,560	193,266

(1)	Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the reported annual earnings per common share.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 22—Subsequent Events

On March 28, 2012, the Company announced that its Board of Directors authorized the repurchase of up to $300.0 million of Red Hat’s common stock from time to time on the open market or in privately negotiated transactions. The program commenced on April 1, 2012, and will expire on the earlier of (i) March 31, 2014, or (ii) a determination by the Board of Directors, Chief Executive Officer or Chief Financial Officer to discontinue the program.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We intend to file with the SEC a definitive proxy statement with respect to our Annual Meeting of Stockholders to be held on August 9, 2012 (the “2012 Annual Meeting”). The information under the sections entitled “Item No. 1—Election of Directors”, “Corporate Governance and Board of Directors Information”, “Compensation and Other Information Concerning Executive Officers” and “Other Matters” from the definitive proxy statement for the 2012 Annual Meeting, which is to be filed with the SEC not later than 120 days after the close of our fiscal year ended February 29, 2012 (the “2012 Proxy Statement”), is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the sections entitled “Compensation and Other Information Concerning Executive Officers” and “Corporate Governance and Board of Directors Information” from the 2012 Proxy Statement is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the sections entitled “Beneficial Ownership of Our Common Stock” and “Compensation and Other Information Concerning Executive Officers” from the 2012 Proxy Statement is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the section entitled “Corporate Governance and Board of Directors Information” from the 2012 Proxy Statement is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the section entitled “Item No. 2—Ratification of Selection of Independent Registered Public Accounting Firm” from the 2012 Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report under “Item 8—Financial Statements and Supplementary Data”:

1. Financial Statements:

Report of Independent Registered Public Accounting Firm	68
Consolidated Balance Sheets at February 29, 2012 and February 28, 2011	69
Consolidated Statements of Operations for the years ended February 29, 2012, February 28, 2010 and February 28, 2010	70
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended February 29, 2012, February 28, 2011 and February 28, 2010	71
Consolidated Statements of Cash Flows for the years ended February 29, 2012, February 28, 2010 and February 28, 2010	72
Notes to Consolidated Financial Statements	73

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

3.1+

Third Amended and Restated Certificate of Incorporation, as amended, of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 10, 2007 (File no. 001-33162))

3.2+

Amended and Restated By-Laws of the registrant dated April 21, 2010 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 26, 2010 (File no. 001-33162))

4.1+

Specimen certificate representing the common stock of the registrant (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1/A filed with the SEC on July 19, 1999 (File no. 333-94775))

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

Exhibit No.	Description of Exhibits

10.1+	GNU General Public License (incorporated by reference to Exhibit 10.13 to the registrant’s Registration Statement on Form S-1 filed with the SEC on June 4, 1999 ((File no. 333-80051))

10.2+*

Red Hat, Inc. 1999 Stock Option and Incentive Plan, as Amended and Restated August 2, 2001 (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 10, 2008 (File no. 001-33162))

10.3+*

Form of Long Term Incentive Plan Non-Qualified Stock Option Agreement for Directors pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 29, 2011 (File no. 001-33162))

10.4+*

Form of Long Term Incentive Plan Restricted Stock Agreement pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 29, 2011 (File no. 001-33162))

10.5+*

Form of Non-Qualified Stock Option Agreement pursuant to Red Hat, Inc. 1999 Stock Option and Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 29, 2011 (File no. 001-33162))

10.6+*

Form of Incentive Plan and Stock Option Agreement pursuant to Red Hat, Inc. 1999 Stock Option and Incentive Plan, as amended (incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 29, 2011 (File no. 001-33162))

10.7-+

Limited Liability Company Agreement of Open Inventions Network dated November 8, 2005 (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 29, 2011 (File no. 001-33162))

10.8+*

Form of Long-Term Incentive Plan Restricted Stock Agreement pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 29, 2011 (File no. 001-33162))

10.9+*

Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 10, 2008 (File no. 001-33162))

10.10*	Form of Indemnification Agreement

10.11*	Form of Restricted Stock Award Agreement pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated

10.12*	Form of Non-Qualified Stock Option Agreement for Executive Employees pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated

10.13*	Form of Amendment to Equity Awards of Executive pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated

10.14*	Senior Management Change in Control Severance Policy

10.15+*	Executive Variable Compensation Plan (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report filed on Form 8-K with the SEC on May 16, 2007 (File No. 001-33162))

10.16+*

Form of Restricted Stock Unit Agreement pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (Non-Executive, U.S. Participants) (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on October 10, 2007 (File No. 001-33162))

Exhibit No.	Description of Exhibits

10.17+*

Form of Restricted Stock Unit Agreement pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (Non-Executive, Non U.S. Participants) (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on October 10, 2007 (File No. 001-33162))

10.18+*

Executive Employment Agreement, dated December 19, 2007, between Red Hat, Inc. and James M. Whitehurst (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on January 9, 2008 (File No. 001-33162))

10.19+*

Form of Director Deferred Stock Unit Agreement pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.39 to the registrant’s Annual Report filed on Form 10-K with the SEC on April 29, 2008 (File No. 001-33162))

10.20+*

Form of Director Deferred Stock Unit Agreement (Vested) pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on July 10, 2008 (File No. 001-33162))

10.21+*

Form of Director Deferred Stock Unit Agreement (With Vesting) pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on July 10, 2008 (File No. 001-33162))

10.22+*

Form of Director Restricted Stock Unit Agreement pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on July 10, 2008 (File No. 001-33162))

10.23+*	Senior Management Severance Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report filed on Form 8-K with the SEC on December 29, 2008 (File No. 001-33162))

10.24+*

Form of Executive Agreement by and between Red Hat, Inc. and each Plan Participant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report filed on Form 8-K with the SEC on December 29, 2008 (File No. 001-33162))

10.25+*

Form of Amendment to Equity Awards with Independent Directors (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on January 9, 2009 (File No. 001-33162))

10.26+*

Letter Agreement dated December 23, 2008 between Red Hat, Inc. and James M. Whitehurst amending the Executive Employment Agreement between the parties dated December 19, 2007 (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on January 9, 2009 (File No. 001-33162))

10.27+*

Employee Inventions Assignment Agreement and Restrictive Obligations Agreement dated January 1, 2008 between Red Hat, Inc. and James M. Whitehurst (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on January 9, 2009 (File No. 001-33162))

10.28+*

Form of Performance Share Unit Agreement adopted May 13, 2009 (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report filed on Form 8-K with the SEC on May 19, 2009 (File No. 001-33162))

Exhibit No.	Description of Exhibits

10.29+*	Clawback Policy of Red Hat, Inc. adopted May 13, 2009 (incorporated by reference to Exhibit 99.3 to the registrant’s Current Report filed on Form 8-K with the SEC on May 19, 2009 (File No. 001-33162))

10.30+*

Form of Performance Share Unit Agreement (Fiscal Year 2010-SPP Form) adopted June 23, 2009 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report filed on Form 8-K with the SEC on June 29, 2009 (File No. 001-33162))

10.31+*

Performance Compensation Plan as Amended and Restated Effective June 19, 2008 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on July 10, 2009 (File No. 001-33162))

10.32+*

Red Hat, Inc. Stock Ownership Policy for Directors and Senior Executives, amended and restated as of March 21, 2011 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report filed on Form 8-K with the SEC on March 25, 2011 (File No. 001-33162))

10.33+*

Form of Performance Share Unit Agreement (Fiscal Year 2011 Operating Performance Form) adopted May 19, 2010 (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report filed on Form 8-K with the SEC on May 25, 2010 (File No. 001-33162))

10.34+*

Form of Performance Share Unit Agreement (Fiscal Year 2011 Share Price Performance Form) adopted May 19, 2010 (incorporated by reference to Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2010 (File No. 001-33162))

10.35+*

Form of Performance Restricted Stock Agreement adopted May 19, 2010 (incorporated by reference to Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2010 (File No. 001-33162))

10.36+*

Form of Restricted Stock Unit Agreement (Non-executive) pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated, adopted August 11, 2010 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on October 8, 2010 (File No. 001-33162))

10.37+*

Executive Base Salaries and Target Award Amounts under Red Hat, Inc.’s Executive Variable Compensation Plan for the Fiscal Year Ending February 28, 2011 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2010 (File No. 001-33162))

10.38+*

Executive Base Salaries and Target Award Amounts under Red Hat, Inc.’s Executive Variable Compensation Plan for the Fiscal Year Ending February 29, 2012 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2011 (File No. 001-33162)).

10.39+*

Form of Operating Performance Share Unit Agreement adopted May 25, 2011 (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report filed on Form 8-K with the SEC on May 27, 2011 (File No. 001-33162)).

10.40+*

Form of Share Price Performance Share Unit Agreement adopted May 25, 2011 (incorporated by reference to Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2011 (File No. 001-33162)).

10.41+*	Peer Group for PSUs to be Granted in FY2012 (incorporated by reference to Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2011 (File No. 001-33162)).

Exhibit No.	Description of Exhibits

10.42+*	Red Hat, Inc. Performance Compensation Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 16, 2011 (File No. 001-33162))

10.43*	Letter Agreement, dated as of December 27, 2011, by and between Alex Pinchev and Red Hat, Inc.

10.44	Sublease Agreement, dated as of December 27, 2011, by and between Carolina Power & Light Company, a North Carolina Corporation, d/b/a Progress Energy Carolinas, Inc. and Red Hat, Inc.

10.45*	Red Hat, Inc. 2010 Non-Employee Director Compensation Plan, as amended and restated effective January 1, 2012

21.1	Subsidiaries of Red Hat, Inc.

23.1	Consent of PricewaterhouseCoopers LLP

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

Date: April 25, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JAMES M. WHITEHURST James M. Whitehurst	President, Chief Executive Officer and Director (principal executive officer)	April 25, 2012

/S/ CHARLES E. PETERS, JR. Charles E. Peters, Jr.	Executive Vice President and Chief Financial Officer (principal financial officer)	April 25, 2012

/S/ MARK E. COOK Mark E. Cook	Vice President Finance and Controller (principal accounting officer)	April 25, 2012

/S/ SOHAIB ABBASI Sohaib Abbasi	Director	April 25, 2012

/S/ W. STEVE ALBRECHT W. Steve Albrecht	Director	April 25, 2012

/S/ MICHELINE CHAU Micheline Chau	Director	April 25, 2012

/S/ JEFFREY J. CLARKE Jeffrey J. Clarke	Director	April 25, 2012

/S/ MARYE ANNE FOX Marye Anne Fox	Director	April 25, 2012

/S/ NARENDRA K. GUPTA Narendra K. Gupta	Director	April 25, 2012

/S/ WILLIAM S. KAISER William S. Kaiser	Director	April 25, 2012

/S/ DONALD H. LIVINGSTONE Donald H. Livingstone	Director	April 25, 2012

/S/ HENRY HUGH SHELTON Henry Hugh Shelton	Chairman of the Board of Directors	April 25, 2012

Exhibit Index

Exhibit No.	Exhibit

10.10	Form of Indemnification Agreement

10.11	Form of Restricted Stock Award Agreement pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated

10.12	Form of Non-Qualified Stock Option Agreement for Executive Employees pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated

10.13	Form of Amendment to Equity Awards of Executive pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated

10.14	Senior Management Change in Control Severance Policy

10.43	Letter Agreement, dated as of December 27, 2011, by and between Alex Pinchev and Red Hat, Inc.

10.44	Sublease Agreement, dated as of December 27, 2011, by and between Carolina Power & Light Company, a North Carolina Corporation, d/b/a Progress Energy Carolinas, Inc. and Red Hat, Inc.

10.45	Red Hat, Inc. 2010 Non-Employee Director Compensation Plan, as amended and restated effective January 1, 2012

21.1	Subsidiaries of Red Hat, Inc.

23.1	Consent of PricewaterhouseCoopers LLP

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