Form 10-Q
period 2012-05-31
RED HAT INC
filed 2012-07-06
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

As of June 29, 2012, there were 193,026,242 shares of common stock outstanding.

RED HAT, INC.

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands—except share and per share amounts)

	May 31, 2012 (Unaudited)	February 29, 2012 (1)
ASSETS
Current assets:
Cash and cash equivalents	$508,616	$549,217
Investments in debt and equity securities, short-term	310,342	264,298
Accounts receivable, net of allowances for doubtful accounts of $1,840 and $1,877, respectively	195,831	255,180
Deferred tax assets, net	71,734	69,765
Prepaid expenses	86,156	81,266
Other current assets	1,282	1,629

Total current assets	$1,173,961	$1,221,355
Property and equipment, net of accumulated depreciation and amortization of $164,166 and $163,892, respectively	101,538	92,065
Goodwill	590,517	591,563
Identifiable intangibles, net	97,574	100,638
Investments in debt securities, long-term	481,142	446,838
Other assets, net	39,886	38,640

Total assets	$2,484,618	$2,491,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$123,678	$114,078
Deferred revenue	682,472	711,408
Other current obligations	918	819

Total current liabilities	$807,068	$826,305
Long-term deferred revenue	230,869	235,328
Other long-term obligations	30,960	30,649
Commitments and contingencies (NOTE 12 and NOTE 13)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 227,341,272 and 226,553,435 shares issued, and 192,888,824 and 192,654,636 shares outstanding at May 31, 2012 and February 29, 2012, respectively	23	23
Additional paid-in capital	1,728,175	1,709,082
Retained earnings	429,137	391,676
Treasury stock at cost, 34,452,448 and 33,898,799 shares at May 31, 2012 and February 29, 2012, respectively	(726,023)	(696,012)
Accumulated other comprehensive income (loss)	(15,591)	(5,952)

Total stockholders’ equity	$1,415,721	$1,398,817

Total liabilities and stockholders’ equity	$2,484,618	$2,491,099

(1)	Derived from audited financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands—except per share amounts)

(Unaudited)

	Three Months Ended
	May 31, 2012	May 31, 2011
Revenue:
Subscriptions	$272,571	$225,533
Training and services	42,160	39,213

Total subscription and training and services revenue	314,731	264,746

Cost of subscription and training and services revenue:
Cost of subscriptions	17,940	15,239
Cost of training and services	28,079	27,208

Total cost of subscription and training and services revenue	46,019	42,447

Gross profit	268,712	222,299
Operating expense:
Sales and marketing	120,870	97,325
Research and development	59,880	48,288
General and administrative	33,912	31,327
Facility exit costs (NOTE 12)	3,142	0

Total operating expense	217,804	176,940

Income from operations	50,908	45,359
Interest income	2,294	1,936
Other income (expense), net	1,887	(266)

Income before provision for income taxes	55,089	47,029
Provision for income taxes	17,628	14,579

Net income	$37,461	$32,450

Basic net income per common share	$0.19	$0.17

Diluted net income per common share	$0.19	$0.17

Weighted average shares outstanding
Basic	192,947	193,155
Diluted	195,937	196,287

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	May 31, 2012	May 31, 2011
Net income	$37,461	$32,450
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(9,321)	2,624
Unrealized gain on securities during period	46	1,491
Reclassification for gain recognized during period	(364)	(660)

Total other comprehensive income (loss), net of tax	(9,639)	3,455

Comprehensive income	$27,822	$35,905

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	May 31, 2012	May 31, 2011
Cash flows from operating activities:
Net income	$37,461	$32,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,079	12,739
Share-based compensation expense	22,206	16,187
Deferred income taxes	10,026	11,055
Excess tax benefits from share-based payment arrangements	(10,200)	(8,560)
Other	(2,370)	(77)
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable	54,560	32,042
Prepaid expenses	(7,799)	(3,293)
Accounts payable and accrued expenses	11,098	(3,939)
Deferred revenue	(5,122)	1,270
Other	465	338

Net cash provided by operating activities	124,404	90,212

Cash flows from investing activities:
Purchase of investment in debt securities available for sale	(322,741)	(180,850)
Proceeds from sales and maturities of investment in debt securities available for sale	227,685	172,583
Proceeds from sales of investment in equity securities available for sale	330	665
Purchase of other intangible assets	(2,522)	(2,543)
Purchase of property and equipment	(15,899)	(8,657)

Net cash used in investing activities	(113,147)	(18,802)

Cash flows from financing activities:
Excess tax benefits from share-based payment arrangements	10,200	8,560
Proceeds from exercise of common stock options	3,890	5,043
Payments related to net settlement of employee share-based awards	(18,832)	(9,033)
Purchase of treasury stock	(30,011)	(18,946)
Payments on other borrowings	(264)	(594)

Net cash used in financing activities	(35,017)	(14,970)

Effect of foreign currency exchange rates on cash and cash equivalents	(16,841)	11,153

Net increase (decrease) in cash and cash equivalents	(40,601)	67,593
Cash and cash equivalents at beginning of period	549,217	642,630

Cash and cash equivalents at end of period	$508,616	$710,223

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—Company

Red Hat, Inc., incorporated in Delaware, together with its subsidiaries (“Red Hat” or the “Company”) is a global leader in providing open source software solutions to the enterprise. The Company is also the market leader in providing enterprise-ready open source operating system platforms. The Company applies its technology leadership to create its: enterprise operating platform, Red Hat Enterprise Linux; enterprise middleware platform, Red Hat JBoss Middleware; virtualization solutions and other infrastructure technology solutions, based on open source technology. The Company’s enterprise solutions are intended to meet the functionality requirements and performance demands of the enterprise and third-party computer hardware and software applications that are critical to the enterprise. The Company provides these solutions through content distribution and management services, Red Hat Network, Red Hat Network Satellite and Red Hat JBoss Operations Network, which allow various Red Hat enterprise technologies to be updated and configured and the performance of these and other technologies to be monitored in an automated fashion. These solutions reflect the Company’s continuing commitment to provide an enterprise-wide infrastructure platform and developer solutions based on open source technology. The Company derives its revenue and generates its cash from customers primarily from two sources: (i) subscriptions for its enterprise technologies and (ii) training and services revenue, as further described below in NOTE 2—Summary of Significant Accounting Policies contained in the Company’s Annual report on Form 10-K for the year ended February 29, 2012.

NOTE 2—Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three months ended May 31, 2012 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months ended May 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2013. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting. For further information, see the Company’s Consolidated Financial Statements, including notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies from those described in NOTE 2—Summary of Significant Accounting Policies to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended February 29, 2012. These unaudited financial statements should be read in conjunction with such Annual Report on Form 10-K.

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 became effective for the Company in its first quarter of fiscal 2013 and was applied retrospectively. There was no significant impact on the Company’s consolidated financial statements.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 3—Changes in Equity and Other Comprehensive Income

The following table summarizes the changes in the Company’s stockholders’ equity, including other comprehensive income, during the three months ended May 31, 2012 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at February 29, 2012	$23	$1,709,082	$391,676	$(696,012)	$(5,952)	$1,398,817
Net income	0	0	37,461	0	0	37,461
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment					(9,321)
Unrealized gain on securities during period					46
Reclassification for gain recognized during period					(364)

Total other comprehensive loss, net of tax					(9,639)	(9,639)

Comprehensive income			37,461		(9,639)	27,822
Exercise of common stock options	0	3,890	0	0	0	3,890
Common stock repurchase (see NOTE 10)	0	0	0	(30,011)	0	(30,011)
Share-based compensation expense	0	22,206	0	0	0	22,206
Tax benefits related to share-based awards	0	11,829	0	0	0	11,829
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	0	(18,832)	0	0	0	(18,832)

Balance at May 31, 2012	$23	$1,728,175	$429,137	$(726,023)	$(15,591)	$1,415,721

The following table summarizes the changes in the Company’s stockholders’ equity, including other comprehensive income, during the three months ended May 31, 2011 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at February 28, 2011	$22	$1,610,238	$245,050	$(562,792)	$(1,819)	$1,290,699
Net income	0	0	32,450	0	0	32,450
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment					2,624
Unrealized gain on securities during period					1,491
Reclassification for gain recognized during period					(660)

Total other comprehensive income, net of tax					3,455	3,455

Comprehensive income			32,450		3,455	35,905
Exercise of common stock options	0	5,043	0	0	0	5,043
Common stock repurchase (see NOTE 10)	0	0	0	(18,946)	0	(18,946)
Share-based compensation expense	0	16,187	0	0	0	16,187
Tax benefits related to share-based awards	0	10,648	0	0	0	10,648
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	0	(9,033)	0	0	0	(9,033)

Balance at May 31, 2011	$22	$1,633,083	$277,500	$(581,738)	$1,636	$1,330,503

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 4—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of purchased technologies, customer and reseller relationships, trademarks, copyrights and patents, which are amortized over the estimated useful life, generally on a straight-line basis with the exception of customer contracts and relationships which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit. Useful lives range from three to ten years. As of May 31, 2012 and February 29, 2012, trademarks with an indefinite estimated useful life totaled $8.8 million and $9.5 million, respectively. The following is a summary of identifiable intangible assets (in thousands):

	May 31, 2012			February 29, 2012
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$64,666	$(21,634)	$43,032	$62,851	$(20,491)	$42,360
Purchased technologies	58,780	(41,023)	17,757	58,781	(39,390)	19,391
Customer and reseller relationships	86,889	(50,104)	36,785	86,951	(48,064)	38,887

Total identifiable intangible assets	$210,335	$(112,761)	$97,574	$208,583	$(107,945)	$100,638

Amortization expense associated with identifiable intangible assets recognized in the Company’s Consolidated Financial Statements for the three months ended May 31, 2012 and May 31, 2011 is summarized as follows (in thousands):

	Three Months Ended
	May 31, 2012	May 31, 2011
Cost of revenue	$669	$979
Sales and marketing	2,076	1,959
Research and development	959	1,157
General and administrative	1,144	846

Total amortization expense	$4,848	$4,941

NOTE 5—Income Taxes

Income Tax Expense

The following table summarizes the Company’s tax provision for the three months ended May 31, 2012 and May 31, 2011:

	Three Months Ended
	May 31, 2012	May 31, 2011
Provision for income taxes:
Income before provision for income taxes	$55,089	$47,029
Estimated annual effective tax rate on current year income	32%	31%

Provision for income taxes	$17,628	$14,579

The Company’s estimated annual effective tax rates of 32% for fiscal 2013 and 31% for fiscal 2012 differ from the U.S. federal statutory rate of 35% principally due to foreign income taxed at lower rates.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Deferred Taxes

As of May 31, 2012 deferred tax assets (current and non-current) totaled $88.7 million, of which $3.6 million was offset by a valuation allowance. The Company continues to maintain a valuation allowance against its deferred tax assets with respect to certain foreign NOLs.

As of May 31, 2012, the Company had U.S. federal and state NOL carryforwards of approximately $12.8 million and $39.2 million, respectively. As of May 31, 2012, the Company had a U.S. federal research tax credit carryforward of approximately $43.7 million and a U.S. foreign tax credit carryforward of approximately $8.4 million. These NOL and tax credit carryforwards are scheduled to expire in varying amounts beginning in fiscal 2013.

Unrecognized tax benefits

The Company’s unrecognized tax benefits were $44.1 million as of May 31, 2012 and $43.8 million as of February 29, 2012. The Company’s unrecognized tax benefits at May 31, 2012 and February 29, 2012, which, if recognized, would affect the Company’s effective tax rate were $40.2 million and $39.9 million, respectively.

During the three months ended May 31, 2012, the amount of unrecognized tax benefits increased $0.3 million, primarily as a result of increases with respect to tax positions taken during prior periods. The results and timing of the resolution of tax audits is highly uncertain and the Company is unable to estimate the range of possible changes to the balance of unrecognized tax benefits. However, the Company does not currently expect that within the next 12 months the total amount of unrecognized tax benefits will significantly increase or decrease. It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as income tax expense. Accrued interest and penalties related to unrecognized tax benefits totaled $3.6 million and $3.5 million as of May 31, 2012 and February 29, 2012, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of May 31, 2012. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs:

Tax Jurisdiction	Years Subject to Income Tax Examination
U.S. federal	1994 – Present
North Carolina	1999 – Present
Ireland	2008 – Present
Japan*	2012 – Present

*	The Company has been examined for income tax for years through February 28, 2011. A tax examination was concluded in fiscal 2012 with no significant adjustments resulting. However, the statute of limitations remains open for five years.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at May 31, 2012 (in thousands):

	As of May 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$348,626	$348,626	$0	$0
Interest-bearing deposits (1)	66,541	0	66,541	0
Available-for-sale securities (1):
Commercial paper	46,773	0	46,773	0
U.S. agency securities	369,038	0	369,038	0
Municipal bonds	4,117	0	4,117	0
Corporate securities	323,380	0	323,380	0
Foreign government securities	10,696	0	10,696	0
Equity securities (1)	836	836	0	0
Foreign currency derivatives (2)	133	0	133	0
Liabilities:
Foreign currency derivatives (3)	(248)	0	(248)	0

Total	$1,169,892	$349,462	$820,430	$0

(1)	Included in either Cash and cash equivalents or investments in debt and equity securities in the Company’s Consolidated Balance Sheet at May 31, 2012, in addition to $130.1 million of cash.

(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at May 31, 2012.

(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at May 31, 2012.

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at February 29, 2012 (in thousands):

	As of February 29, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$322,207	$322,207	$0	$0
Interest-bearing deposits (1)	445	0	445	0
Available-for-sale securities (1):
U.S. Treasury securities	250	250	0	0
Commercial paper	46,478	0	46,478	0
U.S. agency securities	354,830	0	354,830	0
Municipal bonds	13,154	0	13,154	0
Corporate securities	323,463	0	323,463	0
Foreign government securities	1,356	0	1,356	0
Equity securities (1)	1,275	1,275	0	0
Foreign currency derivatives (2)	147	0	147	0
Liabilities:
Foreign currency derivatives (3)	(473)	0	(473)	0

Total	$1,063,132	$323,732	$739,400	$0

(1)	Included in either Cash and cash equivalents or investments in debt and equity securities in the Company’s Consolidated Balance Sheet at February 29, 2012 in addition to $196.9 million of cash.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at February 29, 2012.

(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at February 29, 2012.

The following table represents the Company’s investments measured at fair value as of May 31, 2012 (in thousands):

					Balance Sheet Classification
	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Cash Equivalent Marketable Securities	Short-term Marketable Securities	Long-term Marketable Securities
		Gains	Losses(1)
Money markets	$348,626	$0	$0	$348,626	$348,626	$0	$0
Interest-bearing deposits	66,541	0	0	66,541	0	66,541	0
Commercial paper	46,773	0	0	46,773	29,897	16,876	0
U.S. agency securities	368,919	242	(123)	369,038	0	30,793	338,245
Municipal bonds	4,075	42	0	4,117	0	4,117	0
Corporate securities	324,809	485	(1,914)	323,380	0	180,483	142,897
Foreign government securities	10,706	1	(11)	10,696	0	10,696	0
Equity securities	20	816	0	836	0	836	0

Total	$1,170,469	$1,586	$(2,048)	$1,170,007	$378,523	$310,342	$481,142

(1)	As of May 31, 2012, there were $1.2 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer.

The following table represents the Company’s investments measured at fair value as of February 29, 2012 (in thousands):

					Balance Sheet Classification
	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Cash Equivalent Marketable Securities	Short-term Marketable Securities	Long-term Marketable Securities
		Gains	Losses(1)
Money markets	$322,207	$0	$0	$322,207	$322,207	$0	$0
Interest-bearing deposits	445	0	0	445	0	445	0
U.S. Treasury securities	250	0	0	250	0	250	0
Commercial paper	46,475	3	0	46,478	29,496	16,982	0
U.S. agency securities	354,758	172	(100)	354,830	0	38,943	315,887
Municipal bonds	13,103	51	0	13,154	0	13,154	0
Corporate securities	324,832	490	(1,859)	323,463	619	191,893	130,951
Foreign government securities	1,355	1	0	1,356	0	1,356	0
Equity securities	29	1,246	0	1,275	0	1,275	0

Total	$1,063,454	$1,963	$(1,959)	$1,063,458	$352,322	$264,298	$446,838

(1)	As of February 29, 2012, there were $0.1 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer.

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

The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows as of May 31, 2012 and for the three months then ended (in thousands):

	As of May 31, 2012			Three Months Ended May 31, 2012
	Balance Sheet Location	Fair Value	Notional Value	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$133	$13,747	Other income, net	$279
Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	$(248)	$20,920	Other income, net	$(709)

TOTAL		$(115)	$34,667		$(430)

The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows as of May 31, 2011 and for the three months then ended (in thousands):

	As of May 31, 2011			Three Months Ended May 31, 2011
	Balance Sheet Location	Fair Value	Notional Value	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$133	$44,860	Other income, net	$532
Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	$(254)	$57,976	Other income, net	$(494)

TOTAL		$(121)	$102,836		$38

The aggregate notional amount of outstanding forward contracts at February 29, 2012 was $59.7 million. The fair value of these outstanding contracts at February 29, 2012 was a gross $0.1 million asset and a gross $0.5 million liability, and is recorded in Other current assets and Accounts payable and accrued expenses, respectively, on the Consolidated Balance Sheets.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements for the three months ended May 31, 2012 and May 31, 2011 (in thousands):

	Three Months Ended
	May 31, 2012	May 31, 2011
Cost of revenue	$2,165	$1,790
Sales and marketing	7,362	5,571
Research and development	6,812	4,193
General and administrative	5,867	4,633

Total share-based compensation	$22,206	$16,187

Share-based compensation expense qualifying for capitalization was insignificant for each of the three months ended May 31, 2012 and May 31, 2011. Accordingly, no share-based compensation expense was capitalized during the three months ended May 31, 2012 and May 31, 2011.

Estimated annual forfeitures—An estimated forfeiture rate of 10.0% per annum, which approximates the Company’s historical rate, was applied to options and nonvested share units. Awards are adjusted to actual forfeiture rates at vesting. The Company reassesses its estimated forfeiture rate annually or when new information, including actual forfeitures, indicate a change is appropriate.

During the three months ended May 31, 2012, the Company granted the following share-based awards:

	Three Months Ended May 31, 2012
	Shares and Shares Underlying Awards	Weighted Average Per Share Fair Value
Options	14,105	$26.13
Nonvested share units	188,472	$60.06
Performance share units—target (1)	256,000	$51.38
Performance share awards (2)	128,000	$51.38
Deferred share units	858	$56.82

Total awards	587,435	$53.57

(1)

On May 23, 2012, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved the performance objectives to be used with, and authorized the grant of, performance share units (“PSUs”) in FY2013 with payouts based on the Company’s financial performance according to a formula specified in, and subject to the terms and conditions of, the form of financial performance-based PSU award agreement approved by the Compensation Committee on May 25, 2011 (the “Operating

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Performance PSU Agreement”). On the same date, the Compensation Committee approved the performance objective to be used with, and authorized the grant of, PSUs in FY2013 with payouts based on the performance of the Company’s common stock according to a formula specified in, and subject to the terms and conditions of, the form of stock-performance based PSU award agreement approved by the Compensation Committee on May 25, 2011 (the “Share Price Performance PSU Agreement”). Under the Operating Performance PSU Agreement, an executive will be granted an award for a target number of PSUs, and depending on the Company’s financial performance, the executive may earn up to 200% of the target number of PSUs (the “Maximum PSUs”) over a performance period with three separate performance segments corresponding to three fiscal years of the Company. Up to 25% of the Maximum PSUs may be earned in respect of the first performance segment; up to 50% of the Maximum PSUs may be earned in respect of the second performance segment, less the amount earned in the first performance segment; and up to 100% of the Maximum PSUs may be earned in respect of the third performance segment, less the amount earned in the first and second performance segments. Under the Share Price Performance PSU Agreement, an executive will be granted an award for a target number of PSUs, and depending on the performance of the Company’s common stock over a thirty-six month period beginning on March 1, 2012 (the “Share Price Performance Period”), the executive may earn up to 200% of the target number of PSUs. The number of PSUs earned, according to the formula specified in the Share Price Performance PSU Agreement, will be determined based on a comparison of the performance of the Company’s stock price relative to the performance of the stock price of specified peer companies during the Share Price Performance Period. This performance is measured by the change in the average price of common stock calculated over the ninety-day periods ending at both the beginning and the end of the Share Price Performance Period.

(2)	On May 23, 2012, the Compensation Committee approved the performance objective to be used with, and authorized the grant of, performance-based restricted stock awards (“RSAs”) in FY2013 subject to the terms and conditions of the form of RSA award agreement approved by the Compensation Committee on May 19, 2010 (the “Performance RSA Agreement”). Under the Performance RSA Agreement, executives are awarded shares of the Company’s common stock subject to achievement of a specified dollar amount of total revenues established by the Committee as the performance objective for FY2013 (the “RSA Performance Goal”). If the Company fails to achieve the RSA Performance Goal for FY2013, then all shares of restricted stock subject to the award are forfeited. If the Company achieves the RSA Performance Goal for FY2013, 25% of the restricted stock vests on July 16, 2013, and the remainder vests ratably on a quarterly basis over the course of the subsequent three–year period, provided that the executive’s business relationship with the Company has not ceased.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table reconciles the numerators and denominators of the earnings per share calculation for the three months ended May 31, 2012 and May 31, 2011 (in thousands, except per share amounts):

	Three Months Ended
	May 31, 2012	May 31, 2011
Net income, basic and diluted	$37,461	$32,450

Weighted average common shares outstanding	192,947	193,155
Incremental shares attributable to assumed vesting or exercise of outstanding equity awards	2,990	3,132

Diluted shares	195,937	196,287

Diluted net income per share	$0.19	$0.17

The following shares awards are not included in the computation of diluted earnings per share because the aggregate value of proceeds considered received upon either exercise or vesting were greater than the average market price of the Company’s common stock during the related periods and the effect of including such share awards in the computation would be anti-dilutive (in thousands):

	Three Months Ended
	May 31, 2012	May 31, 2011
Number of shares considered anti-dilutive for calculating diluted EPS	133	55

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

As of May 31, 2012, the amount available under the program for the repurchase of the Company’s common stock was $270.0 million.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 11—Segment Reporting

The following summarizes revenue, income (loss) from operations and total assets by geographic segment at and for the three months ended May 31, 2012 and May 31, 2011 (in thousands):

	Americas	EMEA	Asia Pacific	Corporate (1)	Total
	Three Months Ended May 31, 2012
Revenue from unaffiliated customers	$203,994	$66,622	$44,115	$0	$314,731
Income (loss) from operations	$43,353	$18,210	$11,551	$(22,206)	$50,908
Total assets	$1,901,978	$409,919	$172,721	$0	$2,484,618
	Three Months Ended May 31, 2011
Revenue from unaffiliated customers	$166,041	$61,602	$37,103	$0	$264,746
Income (loss) from operations	$34,511	$17,743	$9,292	$(16,187)	$45,359
Total assets	$1,749,508	$354,727	$143,606	$0	$2,247,841

(1)	Amounts represent share-based compensation expense for each of the three months ended May 31, 2012 and May 31, 2011, which was not allocated to geographic segments.

The following table lists, for the three months ended May 31, 2012 and May 31, 2011, revenue from unaffiliated customers in the United States, the Company’s country of domicile, revenue from unaffiliated customers in Japan, which in terms of revenue, was the only individual country outside the United States approaching 10% or more of revenue and revenue from other foreign countries.

	Three Months Ended
	May 31, 2012	May 31, 2011
United States, the Company’s country of domicile	$178,015	$144,029
Japan	23,901	21,246
Other foreign	112,815	99,471

Total revenue from unaffiliated customers	$314,731	$264,746

Total tangible long-lived assets located in the United States, the Company’s country of domicile, and similar tangible long-lived assets held outside the United States are summarized in the following table as of May 31, 2012 and February 29, 2012:

	As of May 31, 2012	As of February 29, 2012
United States, the Company’s country of domicile	$72,019	$63,069
Foreign	29,519	28,996

Total tangible long-lived assets	$101,538	$92,065

For the three months ended May 31, 2012, approximately 10% of our revenue was generated by the U.S. government and its agencies. For the three months ended May 31, 2011 there were no individual customers from which the Company generated 10% or greater revenue.

As of May 31, 2012 and February 29, 2012, one customer accounted for more than 10% of the Company’s accounts receivable.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 12—Commitments and Contingencies

Operating Leases

As of May 31, 2012, the Company leased office space and certain equipment under various non-cancelable operating leases. Rent expense under operating leases was $6.4 million and $6.0 million for the three months ended May 31, 2012 and May 31, 2011, respectively.

Facility Exit Costs

In December 2011, the Company entered into an agreement to sublease a building located in downtown Raleigh, North Carolina to accommodate growth in the business. In connection with the transition to the Company’s new building, the Company has endeavored to assign, sublease or otherwise dispose of its existing leases related to its current two facilities also located in Raleigh, North Carolina.

In May 2012, the Company entered into a sublease agreement with an unrelated third-party to lease one of the two buildings. As a result, the Company has recognized a loss of $3.1 million for the three months ended May 31, 2012 which represents the excess of the Company’s remaining obligation on the space over the agreed sublease income.

The Company will continue to market the remaining building for sublease. However, to the extent the Company is unable to sublease or otherwise dispose of such space and recover the full amount of its remaining obligation, it will be required to recognize a loss at the date the Company ceases using this building, currently estimated to be May 2013. At that time the Company’s net loss with respect to the remaining building is expected to be approximately $4.0 million.

Amortization of related leasehold improvements has been accelerated to coincide with the Company’s exit from its current facilities. This change in estimated useful life resulted in incremental depreciation expense of $1.2 million for the three months ended May 31, 2012 and is included in general and administration expense on the Company’s Consolidated Statement of Operations.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 13—Legal Proceedings

The Company experiences routine litigation in the normal course of its business, including patent litigation. The Company presently believes that the outcome of this routine litigation will not have a material adverse effect on its financial position, results of operations or cash flows.

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

Pro forma consolidated financial information

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three months ended May 31, 2011 (in thousands, except per share amounts) as if the acquisition of Gluster had occurred at March 1, 2011, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisition actually taken place at the beginning of the period.

Three Months Ended May 31, 2011
Revenue (1)	$264,851
Net income	30,687
Basic net income per common share	$0.16
Diluted net income per common share	$0.16

(1)	Pro forma revenue attributed to Gluster is net of a nonrecurring $0.7 million fair value adjustment for deferred revenue.

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

Goodwill

The following is a summary of changes in goodwill for the three months ended May 31, 2012 (in thousands):

Balance at February 29, 2012	$591,563
Impact of foreign currency fluctuations and other adjustments	(1,046)

Balance at May 31, 2012	$590,517

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have focused on introducing and gaining acceptance for Red Hat enterprise technologies that comprise our open source architecture. Our core enterprise operating system platform, Red Hat Enterprise Linux, has gained widespread independent software vendor (“ISV”) and independent hardware vendor (“IHV”) support. We have continued to build our open source architecture by expanding our enterprise offerings and introducing middleware, virtualization, cloud, storage and other offerings.

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

The arrangements with our customers that produce this revenue and cash are explained in further detail in Part II, Item 7 under “Critical Accounting Policies and Estimates” and in NOTE 2—Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended February 29, 2012.

In our fiscal year ended February 29, 2012, we focused and expect in our fiscal year ended February 28, 2013 to continue to focus on, among other things, generating (i) widespread adoption of Red Hat enterprise technologies, including virtualization, cloud and storage technologies, by users globally, (ii) increased revenue from our existing user base by renewing existing subscriptions, converting users of free versions of our enterprise technologies to paying subscribers, providing additional value to our customers and growing the number of open source enterprise technologies we offer, (iii) increased revenue by providing additional consulting and other targeted services and (iv) increased revenue from channel partner relationships, including original equipment manufacturers (“OEMs”), IHVs, ISVs, cloud computing providers, value added resellers (“VARs”) and system integrators, and from our own international expansion, among other means.

Revenue.    For the three months ended May 31, 2012, total revenue increased 18.9% or $50.0 million to $314.7 million from $264.7 million for the three months ended May 31, 2011. Subscription revenue increased 20.9% or $47.0 million, driven primarily by additional subscriptions related to our principal Red Hat Enterprise Linux (“RHEL”) technologies, which continue to gain broader market acceptance in mission-critical areas of computing, and our expansion of sales channels and geographic footprint. The increase is, in part, a result of the continued migration of enterprises in industries such as financial services, government, technology and telecommunications to our open source solutions from proprietary technologies. Training and services revenue increased 7.5% or $2.9 million for the three months ended May 31, 2012 as compared to the three months ended May 31, 2011. The increase is driven primarily by customer interest in new products and technologies.

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

Deferred Revenue.    Our deferred revenue, current and long-term, balance at May 31, 2012 was $913.3 million. Because of our subscription model and revenue recognition policies, deferred revenue improves predictability of future revenue. Deferred revenue at May 31, 2012 decreased $33.4 million or 3.5% as compared to the balance at February 29, 2012 of $946.7 million.

The change in deferred revenue reported on our Consolidated Balance Sheets of $33.4 million differs from the $5.1 million change in deferred revenue we reported on our Consolidated Statements of Cash Flows for the three months ended May 31, 2012 due to changes in foreign currency exchange rates used to translate deferred revenue balances from our foreign subsidiaries’ functional currency into U.S. dollars.

Subscription revenue.    Our enterprise technologies are sold under subscription agreements. These agreements typically have a one- or three-year subscription period. The subscription entitles the end user to maintenance, which generally consists of a specified level of support, as well as security updates, fixes, functionality enhancements and upgrades to the technology, when and if available, during the term of the subscription. Our customers have the ability to purchase higher levels of subscriptions that increase the level of support the customer is entitled to receive. Subscription revenue increased sequentially for the first quarter of fiscal 2013 and each quarter of fiscal 2012, 2011 and 2010 and is being driven primarily by the increased market acceptance and use of open source software by the enterprise and our expansion of sales channels and geographic footprint during these periods.

Revenue by geography.    For the three months ended May 31, 2012, approximately $136.7 million or 43.4% of our revenue was generated outside the United States compared to approximately $120.7 million or 45.6% for the three months ended May 31, 2011. Our international operations are expected to grow as our international sales force and channels become more mature and as we enter new locations or expand our presence in existing locations. As of May 31, 2012, we had offices in more than 75 locations throughout the world.

We operate our business in three geographic regions: the Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Japan, Singapore, India, Australia, South Korea and China). Revenue generated by the Americas, EMEA and APAC for the three months ended May 31, 2012 totaled $204.0 million, $66.6 million and $44.1 million, respectively, which resulted in year-over-year revenue growth in the Americas, EMEA and APAC of 22.9%, 8.2% and 18.9% respectively. Our growth rate in EMEA was adversely affected by fluctuations in exchanges rates between the U.S. Dollar and the Euro. Excluding the impact of foreign currency exchange rates, EMEA revenue grew 18.4% for the three months ended May 31, 2012 as compared to the three months ended May 31, 2011. As we expand further within each region, we anticipate revenue growth rates in local currencies to be similar among our geographic regions due to the similarity of products and services offered and the similarity in customer types or classes.

Gross profit,    Overall gross profit margin increased to 85.4% for the three months ended May 31, 2012 from 84.0% for the three months ended May 31, 2011 due to both a product-mix shift from training and services to subscriptions and a reduction in training and services cost as a percentage training and services revenue.

Gross profit margin by geography.    Gross profit margins generated by our geographic segments for the three months ended May 31, 2012 were as follows: Americas—85.5%, EMEA—88.9% and APAC—84.2%. For the three months ended May 31, 2011, gross profit margins generated by our geographic segments were as follows: Americas—83.4%, EMEA—88.0% and APAC—82.4%. As we continue to expand our sales and support services within our geographic segments, we expect gross profit margins to further converge over the long run due to the similarity of products and services offered, similarity in production and distribution methods and the similarity in customer types or classes.

Income from operations.    Operating income was 16.2% and 17.1% of total revenue for the three months ended May 31, 2012 and May 31, 2011, respectively. The decrease in operating income as a percentage of revenue is a result of investments made in our sales and marketing and research and development functions and facility exit costs of $3.1 million which increased operating expenses as a percent of revenue to 69.2% for the three months ended May 31, 2012 from 66.8% for the three months ended May 31, 2011.

Income from operations by geography.    Operating income as a percentage of revenue generated by our geographic segments for the three months ended May 31, 2012 was as follows: Americas—21.3%, EMEA—27.3% and APAC—26.2%. For the three months ended May 31, 2011, income from operations as a percentage of revenue generated by our geographic segments was as follows: Americas—20.8%, EMEA—28.8% and APAC—25.0%. These geographic operating margins exclude the impact of share-based compensation expense which is recognized at a world-wide consolidated level.

Cash, cash equivalents, investments in debt and equity securities and cash flow from operations.    Cash, cash equivalents and short-term and long-term available-for-sale investments in securities balances at May 31, 2012 totaled $1,300.1 million. Cash generated from operating activities for the three months ended May 31, 2012 totaled $124.4 million, which represents an increase of 37.9% in operating cash flow as compared to the three months ended May 31, 2011. This increase is due to an increase in subscription and services revenues, billings and collections during the same period.

Our significant cash and investment balances give us a measure of flexibility to take advantage of opportunities such as acquisitions, increasing investment in international areas and repurchasing our common stock.

Foreign currency exchange rates’ impact on results of operations.    Approximately 43.4% of our revenue for the three months ended May 31, 2012 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions results in increased revenue and operating expenses from operations for our non-U.S. operations. Similarly, our revenue and operating expenses will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from the first quarter of our prior fiscal year ended February 29, 2012, our revenue and operating expenses from non-U.S. operations for the three months ended May 31, 2012 would have been higher than we reported using the average exchange rates for the first quarter of our current fiscal year ending February 28, 2013 by approximately $8.2 million and $6.0 million, respectively, which would have resulted in income from operations being higher by $2.2 million.

Business combinations.    On October 7, 2011, we acquired Gluster, Inc. (“Gluster”). Gluster develops, distributes and provides support for open-source, scale-out storage software. The acquisition expands our enterprise software offerings to include management of unstructured data. Total consideration transferred as part of the acquisition was $137.2 million and includes cash consideration of $135.9 million and equity consideration related to assumed, nonvested employee share-based awards of $1.2 million. The total fair value, as of October 7, 2011, of all assumed nonvested awards was $14.5 million, of which $1.2 million has been attributed to pre-acquisition employee services and accordingly has been recognized as consideration transferred. The remaining $13.3 million of fair value will be recognized as compensation expense over the remaining vesting period. See NOTE 14—Business Combinations to our Consolidated Financial Statements for further discussion related to our acquisition of Gluster.

Facility Exit Costs.    In December 2011, we entered into an agreement to sublease a building located in downtown Raleigh, North Carolina to accommodate growth in the business. In connection with the transition to our new building, we have endeavored to assign, sublease or otherwise dispose of our existing leases related to our two facilities also located in Raleigh, North Carolina.

In May 2012, we entered into a sublease agreement with an unrelated third-party to lease one of the two buildings. As a result, we have recognized a loss of $3.1 million for the three months ended May 31, 2012 which represents the excess of our remaining obligation on the space over the agreed sublease income.

We will continue to market the remaining building for sublease. However, to the extent we are unable to sublease or otherwise dispose of such space and recover the full amount of our remaining obligation, we will be required to recognize a loss at the date we cease using this building, currently estimated to be May 2013. At that time, our net loss with respect to the remaining building is expected to be approximately $4.0 million.

Amortization of related leasehold improvements has been accelerated to coincide with our exit from our current facilities. This change in estimated useful life resulted in incremental depreciation expense of $1.2 million for the three months ended May 31, 2012 and is included in general and administration expense on our Consolidated Statement of Operations.

RESULTS OF OPERATIONS

Three months ended May 31, 2012 and May 31, 2011

The following table is a summary of our results of operations for the three months ended May 31, 2012 and May 31, 2011 (in thousands):

	Three Months Ended (Unaudited)
	May 31, 2012	May 31, 2011	$ Change	% Change
Revenue:
Subscriptions	$272,571	$225,533	$47,038	20.9%
Training and services	42,160	39,213	2,947	7.5

Total subscription and training and services revenue	314,731	264,746	49,985	18.9

Cost of subscription and training and services revenue:
Cost of subscriptions	17,940	15,239	2,701	17.7
As a % of subscription revenue	6.6%	6.8%
Cost of training and services	28,079	27,208	871	3.2
As a % of training and services revenue	66.6%	69.4%

Total cost of subscription and training and services revenue	46,019	42,447	3,572	8.4
As a % of total revenue	14.6%	16.0%

Total gross profit	268,712	222,299	46,413	20.9

Operating expense:
Sales and marketing	120,870	97,325	23,545	24.2
Research and development	59,880	48,288	11,592	24.0
General and administrative	33,912	31,327	2,585	8.3
Facility exit costs	3,142	—	3,142	—

Total operating expense	217,804	176,940	40,864	23.1

Income from operations	50,908	45,359	5,549	12.2
Interest income	2,294	1,936	358	18.5
Other income (expense), net	1,887	(266)	2,153	809.4

Income before provision for income taxes	55,089	47,029	8,060	17.1
Provision for income taxes	17,628	14,579	3,049	20.9

Net income	$37,461	$32,450	$5,011	15.4%

Gross profit margin-subscriptions	93.4%	93.2%
Gross profit margin-training and services	33.4%	30.6%
Gross profit margin	85.4%	84.0%
As a % of total revenue:
Subscription revenue	86.6%	85.2%
Training and services revenue	13.4%	14.8%
Sales and marketing expense	38.4%	36.8%
Research and development expense	19.0%	18.2%
General and administrative expense	10.8%	11.8%
Facility exit costs	1.0%	—
Total operating expenses	69.2%	66.8%
Income from operations	16.2%	17.1%
Income before provision for income taxes	17.5%	17.8%
Net income	11.9%	12.3%
Estimated annual effective income tax rate	32.0%	31.0%

Revenue

Subscription revenue

Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat enterprise technologies, increased by 20.9% or $47.0 million to $272.6 million for the three months ended May 31, 2012 from $225.5 million for the three months ended May 31, 2011. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion, and continuing innovation, which attracts new customers and helps to drive renewals from existing customers.

Training and services revenue

Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees received from customers for consulting services regarding our offerings, deployment of Red Hat enterprise technologies and for delivery of added functionality to Red Hat enterprise technologies for our major customers and OEM partners. Total training and services revenue increased by 7.5% or $2.9 million to $42.2 million for the three months ended May 31, 2012 from $39.2 million for the three months ended May 31, 2011. Training revenue decreased 5.9% or $0.8 million as some enterprises scaled-back overall spending on discretionary items such as training and related travel in response to the overall economic environment. Our services revenue increased by 14.0% or $3.7 million as a result of increased subscription sales. Combined training and services revenue decreased as a percentage of total revenue to 13.4% for the three months ended May 31, 2012 from 14.8% for the three months ended May 31, 2011.

Cost of revenue

Cost of subscription revenue

The cost of subscription revenue primarily consists of expenses we incur to support, distribute, manufacture and package Red Hat enterprise technologies. These costs include labor related cost to provide technical support and maintenance, as well as cost for fulfillment, physical media, literature, packaging and shipping. Cost of subscription revenue increased by 17.7% or $2.7 million to $17.9 million for the three months ended May 31, 2012 from $15.2 million for the three months ended May 31, 2011. The increase is partially the result of continued additions to our technical support staff to meet the demands of our growing subscriber base for support and maintenance, and includes additional compensation of $2.0 million. As the number of open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will occur at a rate slower than that of subscription revenue growth due to economies of scale. As a result of such economies, gross profit margin on subscriptions increased to 93.4% for the three months ended May 31, 2012 from 93.2% for the three months ended May 31, 2011.

Cost of training and services revenue

Cost of training and services revenue is mainly comprised of personnel and third-party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to various types of customers. Cost of training and services revenue increased by 3.2% or $0.9 million to $28.1 million for the three months ended May 31, 2012 from $27.2 million for the three months ended May 31, 2011. The cost to deliver training decreased 20.3% or $1.7 million to $6.8 million for the three months ended May 31, 2012 compared to $8.5 million for the three months ended May 31, 2011. The decrease in training costs was primarily due to better utilization of both instructors and class room space as we implemented a contractual arrangement with a global training partner that provides training services on our behalf and bears a portion of the fixed costs of providing such services. Costs to deliver our services revenue increased by 13.9% or $2.6 million and relate to additional employee compensation and travel associated with additions to our staff which increased $2.2 million and $0.3 million, respectively. Total costs to deliver training and services as a percentage of training and services revenue decreased to 66.6% for the three months ended May 31, 2012 from 69.4% for the three months ended May 31, 2011.

Gross profit

Overall gross profit margin increased to 85.4% for the three months ended May 31, 2012 from 84.0% for the three months ended May 31, 2011 due to both a product-mix shift from training and services to subscriptions and a reduction in training and services cost as a percentage training and services revenue.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 24.2% or $23.5 million to $120.9 million for the three months ended May 31, 2012 from $97.3 million for the three months ended May 31, 2011. This increase was primarily due to a $16.4 million increase in selling costs, which includes $10.9 million of additional employee compensation expense attributable to the expansion of our sales force from the prior year. The remaining increase relates to marketing costs, which grew $7.1 million or 35.7% for the three months ended May 31, 2012 as compared to the three months ended May 31, 2011. The increase in marketing costs includes $3.6 million related to increased headcount to support our expanding marketing efforts and $1.9 million related to increased advertising. Sales and marketing expense increased as a percentage of revenue to 38.4% for the three months ended May 31, 2012 from 36.8% for the three months ended May 31, 2011 as we continue to invest in our sales and marketing function to expand the breadth of our global sales coverage and depth of our product sales coverage.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased by 24.0% or $11.6 million to $59.9 million for the three months ended May 31, 2012 from $48.3 million for the three months ended May 31, 2011. The increase in research and development costs primarily resulted from the expansion of our engineering group through direct hires. Employee compensation increased by $9.2 million. The remaining increase in research and development costs relates primarily to facilities expansion and process and technology infrastructure enhancements, which increased $0.8 million and $0.7 million, respectively. Research and development expense was 19.0% and 18.2% of total revenue for the three months ended May 31, 2012 and May 31, 2011, respectively.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including information systems, finance, accounting, legal, human resources and facilities expense. General and administrative expense increased by 8.3% or $2.6 million to $33.9 million for the three months ended May 31, 2012 from $31.3 million for the three months ended May 31, 2011. The increase in general and administrative expenses results from increased compensation-related expense of $2.8 million. General and administrative expense decreased as a percentage of revenue to 10.8% for the three months ended May 31, 2012 from 11.8% for the three months ended May 31, 2011 as we continued to leverage our corporate functions.

Interest income

Interest income increased by 18.5% or $0.4 million to $2.3 million for the three months ended May 31, 2012 from $1.9 million for the three months ended May 31, 2011. The increase in interest income for the three months ended May 31, 2012 is attributable to yields earned on our higher cash and investment balances.

Other income (expense), net

Other income, net increased $2.2 million for the three months ended May 31, 2012 as compared to the three months ended May 31, 2011. The increase is due to investment gains.

Income taxes

During the three months ended May 31, 2012, we recorded $17.6 million of income tax expense, which is based on an estimated annual effective tax rate of 32.0%. Our estimated annual effective tax rate of 32.0% is less than the U.S. federal statutory rate of 35% principally due to foreign income taxed at lower rates.

During the three months ended May 31, 2011, we recorded $14.6 million of income tax expense, which is based on an estimated annual effective tax rate of 31.0%. Our estimated annual effective tax rate of 31.0% is less than the U.S. federal statutory rate of 35% principally due to foreign income taxed at lower rates.

LIQUIDITY AND CAPITAL RESOURCES

We have historically derived a significant portion of our liquidity and operating capital from cash flows from operations as well as the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and follow-on public offerings, and the issuance of convertible debentures. At May 31, 2012, we had total cash and investments of $1,300.1 million, which was comprised of $508.6 million in cash and cash equivalents, $243.1 million of short-term, available-for-sale, fixed-income investments, $0.8 million of available-for-sale equity securities, $481.1 million of long-term, available-for-sale fixed-income investments, and $66.5 million in interest-bearing deposit accounts with maturity dates greater than 30 days. This compares to total cash and investments of $1,260.4 million at February 29, 2012.

With $508.6 million in cash and cash equivalents on hand, we believe our cash and cash equivalent balances, together with our ability to generate additional cash from operations, should be sufficient to satisfy our cash requirements for the next twelve months and for the foreseeable future. We presently do not intend to liquidate our short and long-term investments in debt securities prior to their scheduled maturity dates. However, in the event that we liquidate these investments prior to their scheduled maturities and there are adverse changes in market interest rates or the overall economic environment, we could be required to recognize a realized loss on those investments when we liquidate. At May 31, 2012 and February 29, 2012, accumulated unrealized losses on our available-for-sale debt securities totaled $1.3 million and $1.2 million, respectively. At May 31, 2012 and February 29, 2012, accumulated unrealized gains related to our short-term equity securities available for sale totaled $0.8 million and $1.2 million, respectively.

Three months ended May 31, 2012

Cash flows—overview

At May 31, 2012, cash and cash equivalents totaled $508.6 million, a decrease of $40.6 million as compared to February 29, 2012. The decrease in cash and cash equivalents for the three months ended May 31, 2012 is primarily the result of cash used to purchase available-for-sale securities which, net of proceeds from maturities, totaled $95.1 million, cash used to repurchase 553,649 shares of our common stock at a total cost of $30.0 million and investments in property and equipment of $15.9 million. Partially offsetting these uses of cash were cash provided by operations which generated $124.4 million. Net cash generated by operating activities and used for investing and financing activities is further described below.

Cash flows from operations

Cash provided by operations of $124.4 million during the three months ended May 31, 2012 includes net income of $37.5 million, adjustments to exclude the impact of non-cash revenues and expenses, which totaled $33.7 million net source of cash, and changes in operating assets and liabilities, which totaled a $53.2 million net source of cash. Cash provided by changes in operating assets and liabilities for the three months ended May 31, 2012 was primarily the result of collections on our prior quarter’s significant billings which generated operating cash flow of $54.6 million. Cash generated from deferred income taxes of $10.0 million was primarily due to share-based compensation deductions which were in excess of amounts originally recognized in our consolidated statements of operations. Excess tax benefits from share-based compensation, which totaled $10.2 million, is considered a financing source of cash.

Cash flows from investing

Cash used in investing activities of $113.1 million for the three months ended May 31, 2012 includes net purchases of available-for-sale debt securities of $95.1 million, investments in property and equipment of $15.9 million, primarily related to process and information technology infrastructure enhancements and investments in other intangible assets, primarily patents, of $2.5 million.

Cash flows from financing

Cash used in financing activities of $35.0 million for the three months ended May 31, 2012 includes $30.0 million used to repurchase 553,649 shares of our common stock. Payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to restricted share awards vesting during the three months ended May 31, 2012 totaled $18.8 million. Partially offsetting financing activities using cash were proceeds from excess tax benefits related to share-based employee compensation which totaled $10.2 million and proceeds from employees’ exercise of common stock options which totaled $3.9 million. Payments on other borrowings totaled $0.3 million for the three months ended May 31, 2012.

Investments in debt and equity securities

Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. At May 31, 2012 and February 29, 2012, the vast majority of our investments were priced by pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the securities’ market value, including broker quotes or model valuations. Independent price verifications of all of our holdings are performed by the pricing vendors, which we review. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

Capital requirements

We have experienced a substantial increase in our operating expenses since our inception in connection with the growth of our operations, the development of our enterprise technologies, the expansion of our services operations and our acquisition activity. Our capital requirements during the year ending February 28, 2013 will depend on numerous factors, including the amount of resources we devote to:

•	funding the continued development of our enterprise technology offerings;

•	accelerating the development of our systems management offerings;

•	improving and extending our services and the technologies used to deliver these services to our customers and support our business;

•	pursuing strategic acquisitions and alliances;

•	investing in businesses, products and technologies; and

•	investing in enhancements to the systems we use to run our business and the expansion of our office facilities, including capital expenditures related to our future headquarters facility.

We have utilized, and will continue from time to time to utilize, cash and investments to fund, among other potential uses, purchases of our common stock, purchases of fixed assets, purchases of intellectual property and mergers and acquisitions. Given our historically strong operating cash flow and the $1,300.1 million of cash and investments held at May 31, 2012, we do not presently anticipate the need to raise cash to fund our operations, either through the sale of additional equity or through the issuance of debt, in the foreseeable future. However, we may take advantage of favorable capital market situations that may arise from time to time to raise additional capital.

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

Off-balance sheet arrangements

As of May 31, 2012 and February 29, 2012, we have no off-balance sheet financing arrangements and do not utilize any “structured debt”, “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency exchange rate fluctuations and changes in the market value of our investments.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of fixed-income securities, including both government and corporate obligations, interest-bearing deposits and money market funds. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or perceived credit risk related to the securities’ issuers. A hypothetical one percentage point change in interest rates, assuming a parallel shift of all interest rates, would result in an $8.7 million change in annual interest income derived from investments in our portfolio as of May 31, 2012. For further discussion related to our investments as of May 31, 2012 and February 29, 2012, see NOTE 6—Assets and Liabilities Measured at Fair Value on a Recurring Basis to the Consolidated Financial Statements.

Investment Risk

The fair market value of our investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $11.3 million decrease in the fair value of our available-for-sale investment securities as of May 31, 2012. For further discussion related to our investments as of May 31, 2012 and February 29, 2012, see NOTE 6—Assets and Liabilities Measured at Fair Value on a Recurring Basis to the Consolidated Financial Statements.

Credit Risk

The fair market values of our investment portfolio and cash balances are exposed to counterparty credit risk. Accordingly, while we periodically review our portfolio in an effort to mitigate counterparty risk, the principal values of our cash balances, money market accounts and investments in available-for-sale securities could suffer a loss of value.

At May 31, 2012, one customer accounted for approximately 12% of our trade accounts receivable balance.

Foreign Currency Risk

Approximately 43.4% of our revenue for the three months ended May 31, 2012 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency statements results in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decreases if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from the first quarter of our prior fiscal year ended February 29, 2012, our revenue and operating expenses from non-U.S. operations for the three months ended

May 31, 2012 would have been higher than we reported using the average exchange rates for the first quarter of our current fiscal year ending February 28, 2013 by approximately $8.2 million and $6.0 million, respectively, which would have resulted in income from operations being higher by $2.2 million.

Derivative Instruments

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We sometimes enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. All derivative instruments are recorded on the Consolidated Balance Sheets at their respective fair market values in accordance with FASB ASC Section 815 (formerly referenced as Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities). The Company has elected not to prepare and maintain the documentation required to qualify its forward contracts for hedge accounting treatment and, therefore, changes in fair value are recorded in the Consolidated Statements of Operations. For further discussion related to our management of foreign currency risk see NOTE 7—Derivative Instruments to the Consolidated Financial Statements.

The aggregate notional amount of outstanding forward contracts at May 31, 2012 was $34.7 million. The fair value of these outstanding contracts at May 31, 2012 was a gross $0.1 million asset and a gross $0.2 million liability, and is recorded in Other current assets and Accounts payable and accrued expenses, respectively on the Consolidated Balance Sheets. The forward contracts generally expire within three months of the period ended May 31, 2012. The forward contracts will settle in Australian dollars, Canadian dollars, Czech koruna, Danish krone, Euros, Israeli shekels, Japanese yen, Norwegian krona, Singapore dollars, Swedish krona, Swiss francs and Taiwan dollars.

The aggregate notional amount of outstanding forward contracts at February 29, 2012 was $59.7 million. The fair value of these outstanding contracts at February 29, 2012 was a gross $0.1 million asset and a gross $0.5 million liability, and is recorded in Other current assets and Accounts payable and accrued expenses, respectively on the Consolidated Balance Sheets. The forward contracts generally expire within three months of the period ended February 29, 2012. The forward contracts will settle in Australian dollars, Canadian dollars, Czech koruna, Euros, Israeli shekels, Japanese yen, Mexican pesos, New Zealand dollars, Norwegian krona, Singapore dollars, Swedish krona, Swiss francs and U.S. dollars.

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 became effective for us in our first quarter of fiscal 2013 and was applied retrospectively. There was no significant impact on our consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 became effective for us in our fourth quarter of fiscal 2012 and is applied prospectively. We do not currently have level 3 fair value measurements and as a result adopting ASU 2011-04 did not have a significant impact on our consolidated financial statements.

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

The Company experiences routine litigation in the normal course of its business, including patent litigation. The Company presently believes that the outcome of this routine litigation will not have a material adverse effect on its financial position, results of operations or cash flows.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below sets forth information regarding the Company’s purchases of its Common Stock during its first fiscal quarter ended May 31, 2012:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
March 1, 2012—March 31, 2012	0	$0.00	0	$86.5 million
April 1, 2012—April 30, 2012	315,080	$59.77	0	$300.0 million
May 1, 2012—May 31, 2012	553,649	$54.21	553,649	$270.0 million

Total	868,729	$56.22	553,649	$270.0 million

(1)	During the three months ended May 31, 2012, the Company withheld an aggregate of 315,080 shares of Common stock from employees to satisfy minimum tax withholding obligations relating to the vesting of restricted share awards. These shares were not withheld pursuant to the program described in Note 2 below.

(2)	On March 24, 2010, the Company announced that its Board of Directors had authorized the repurchase of up to an aggregate of $300.0 million of the Company’s common stock from time to time in open market or privately negotiated transactions, as applicable. The program expired on March 31, 2012.

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

ITEM 6.	EXHIBITS

(a) List of Exhibits

Exhibit No.	Exhibit

10.1 *+	Executive Base Salaries and Target Award Amounts under Red Hat, Inc.’s Executive Variable Compensation Plan for the Fiscal Year Ending February 28, 2013 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 30, 2012 (File No. 001-33162)).

10.2 *+	Peer Group for PSUs to be Granted in FY2013 (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 30, 2012 (File No. 001-33162)).

10.3 *	Letter Agreement dated May 10, 2012, between Red Hat, Inc. and Arun Oberoi.

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the registrant’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a management contract or compensatory plan, contract or arrangement.

+	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

Date: July 6, 2012	By:	/S/ JAMES M. WHITEHURST
James M. Whitehurst President and Chief Executive Officer (Duly Authorized Officer on Behalf of the Registrant)

RED HAT, INC.

Date: July 6, 2012	By:	/S/ CHARLES E. PETERS, JR.
Charles E. Peters, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

RED HAT, INC.

Date: July 6, 2012	By:	/S/ MARK E. COOK
Mark E. Cook Vice President and Controller (Principal Accounting Officer)