Form 10-Q
period 2012-08-31
RED HAT INC
filed 2012-10-05
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .

Commission File Number: 001-33162

RED HAT, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1364380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of October 1, 2012, there were 193,324,891 shares of common stock outstanding.

RED HAT, INC.

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands—except share and per share amounts)

	August 31, 2012 (Unaudited)	February 29, 2012 (1)
ASSETS
Current assets:
Cash and cash equivalents	$571,576	$549,217
Investments in debt and equity securities, short-term	297,876	264,298
Accounts receivable, net of allowances for doubtful accounts of $1,929 and $1,877, respectively	215,433	255,180
Deferred tax assets, net	72,007	69,765
Prepaid expenses	85,642	81,266
Other current assets	2,135	1,629

Total current assets	$1,244,669	$1,221,355
Property and equipment, net of accumulated depreciation and amortization of $172,924 and $163,892, respectively	113,092	92,065
Goodwill	595,430	591,563
Identifiable intangibles, net	122,709	100,638
Investments in debt securities, long-term	490,168	446,838
Other assets, net	39,573	38,640

Total assets	$2,605,641	$2,491,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$139,060	$114,078
Deferred revenue	704,573	711,408
Other current obligations	963	819

Total current liabilities	$844,596	$826,305
Long-term deferred revenue	239,827	235,328
Other long-term obligations	37,535	30,649
Commitments and contingencies (NOTE 12 and NOTE 13)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 227,721,987 and 226,553,435 shares issued, and 193,211,928 and 192,654,636 shares outstanding at August 31, 2012 and February 29, 2012, respectively	23	23
Additional paid-in capital	1,761,524	1,709,082
Retained earnings	464,142	391,676
Treasury stock at cost, 34,510,059 and 33,898,799 shares at August 31, 2012 and February 29, 2012, respectively	(728,894)	(696,012)
Accumulated other comprehensive loss	(13,112)	(5,952)

Total stockholders’ equity	$1,483,683	$1,398,817

Total liabilities and stockholders’ equity	$2,605,641	$2,491,099

(1)	Derived from audited financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands—except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
Revenue:
Subscriptions	$278,800	$238,337	$551,371	$463,870
Training and services	43,795	42,983	85,956	82,196

Total subscription and training and services revenue	322,595	281,320	637,327	546,066

Cost of subscription and training and services revenue:
Cost of subscriptions	18,846	16,596	36,786	31,835
Cost of training and services	29,012	30,043	57,092	57,251

Total cost of subscription and training and services revenue	47,858	46,639	93,878	89,086

Gross profit	274,737	234,681	543,449	456,980
Operating expense:
Sales and marketing	123,578	99,730	244,449	197,056
Research and development	63,366	51,488	123,246	99,776
General and administrative	37,813	30,985	71,724	62,311
Facility exit costs (NOTE 12)	0	0	3,142	0

Total operating expense	224,757	182,203	442,561	359,143

Income from operations	49,980	52,478	100,888	97,837
Interest income	2,154	2,127	4,448	4,063
Other income (expense), net	(656)	326	1,232	59

Income before provision for income taxes	51,478	54,931	106,568	101,959
Provision for income taxes	16,473	14,963	34,102	29,542

Net income	$35,005	$39,968	$72,466	$72,417

Basic net income per common share	$0.18	$0.21	$0.38	$0.38

Diluted net income per common share	$0.18	$0.20	$0.37	$0.37

Weighted average shares outstanding
Basic	193,064	192,937	193,005	193,046
Diluted	195,795	196,171	195,929	196,428

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
Net income	$35,005	$39,968	$72,466	$72,417
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,242	(9)	(8,078)	2,615
Unrealized gain (loss) on securities during period	1,252	(1,968)	1,297	(477)
Reclassification for gain recognized during period	(15)	(666)	(379)	(1,326)

Total other comprehensive income (loss), net of tax	2,479	(2,643)	(7,160)	812

Comprehensive income	$37,484	$37,325	$65,306	$73,229

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
Cash flows from operating activities:
Net income	$35,005	$39,968	$72,466	$72,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,568	13,147	28,647	25,886
Share-based compensation expense	23,859	18,753	46,065	34,940
Deferred income taxes	13,036	8,155	23,063	19,210
Excess tax benefits from share-based payment arrangements	(9,600)	(8,112)	(19,800)	(16,672)
Other	529	(240)	(1,840)	(317)
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable	(18,735)	(20,457)	35,825	11,585
Prepaid expenses	833	65	(6,966)	(3,228)
Accounts payable and accrued expenses	15,250	3,328	26,348	(611)
Deferred revenue	26,430	22,851	21,308	24,121
Other	2,678	(357)	3,141	(19)

Net cash provided by operating activities	103,853	77,101	228,257	167,312

Cash flows from investing activities:
Purchase of investment in debt securities available for sale	(185,028)	(220,436)	(507,769)	(401,286)
Proceeds from sales and maturities of investment in debt securities available for sale	190,094	208,693	417,779	381,276
Acquisition of business, net of cash acquired	(10,051)	0	(10,051)	0
Purchase of other intangible assets	(24,341)	(1,059)	(26,863)	(3,602)
Purchase of property and equipment	(20,344)	(11,523)	(36,243)	(20,179)
Other	0	(319)	330	346

Net cash used in investing activities	(49,670)	(24,644)	(162,817)	(43,445)

Cash flows from financing activities:
Excess tax benefits from share-based payment arrangements	9,600	8,112	19,800	16,672
Proceeds from exercise of common stock options	2,626	3,370	6,516	8,413
Payments related to net settlement of share-based compensation awards	(3,856)	(2,952)	(22,688)	(11,985)
Purchase of treasury stock	(2,871)	(38,006)	(32,882)	(56,952)
Payments on other borrowings	(213)	(94)	(477)	(688)

Net cash provided by (used in) financing activities	5,286	(29,570)	(29,731)	(44,540)

Effect of foreign currency exchange rates on cash and cash equivalents	3,491	4,348	(13,350)	15,501

Net increase in cash and cash equivalents	62,960	27,235	22,359	94,828
Cash and cash equivalents at beginning of the period	508,616	710,223	549,217	642,630

Cash and cash equivalents at end of the period	$571,576	$737,458	$571,576	$737,458

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

NOTE 2—Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three months and six months ended August 31, 2012 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months and six months ended August 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2013. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting. For further information, see the Company’s Consolidated Financial Statements, including notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012.

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

Recent Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), to simplify how entities test intangibles with indefinite lives for impairment. ASU 2012-02 gives entities the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an intangible asset is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a quantitative impairment test as described in Subtopic 350-30 must be performed. ASU 2012-02 is effective for the Company in its first quarter of fiscal 2014 but is eligible for early adoption. The Company does not believe that this updated standard will have a significant impact on its consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities (ASU 2011-11), to require entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. ASU 2011-11 is effective for the Company in the first quarter of its fiscal year ending February 28, 2014 (“fiscal 2014”). The Company does not believe that this updated standard will have a significant impact on its consolidated financial statements.

NOTE 3—Changes in Equity

The following table summarizes the changes in the Company’s stockholders’ equity, including other comprehensive income, during the three months ended August 31, 2012 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at May 31, 2012	$23	$1,728,175	$429,137	$(726,023)	$(15,591)	$1,415,721
Net income	0	0	35,005	0	0	35,005
Foreign currency translation adjustment	0	0	0	0	1,242	1,242
Unrealized gain (loss) on securities during period, net of tax	0	0	0	0	1,252	1,252
Reclassification for gain recognized during period	0	0	0	0	(15)	(15)
Exercise of common stock options	0	2,626	0	0	0	2,626
Common stock repurchase (see NOTE 10)	0	0	0	(2,871)	0	(2,871)
Share-based compensation expense	0	23,859	0	0	0	23,859
Tax benefits related to share-based awards	0	10,720	0	0	0	10,720
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	0	(3,856)	0	0	0	(3,856)

Balance at August 31, 2012	$23	$1,761,524	$464,142	$(728,894)	$(13,112)	$1,483,683

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the changes in the Company’s stockholders’ equity, including other comprehensive income, during the three months ended August 31, 2011 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at May 31, 2011	$22	$1,633,083	$277,499	$(581,738)	$1,636	$1,330,502
Net income	0	0	39,968	0	0	39,968
Foreign currency translation adjustment	0	0	0	0	(9)	(9)
Unrealized gain (loss) on securities during period, net of tax	0	0	0	0	(1,968)	(1,968)
Reclassification for gain recognized during period	0	0	0	0	(666)	(666)
Exercise of common stock options	0	3,370	0	0	0	3,370
Common stock repurchase (see NOTE 10)	0	0	0	(38,006)	0	(38,006)
Share-based compensation expense	0	18,753	0	0	0	18,753
Tax benefits related to share-based awards	0	12,179	0	0	0	12,179
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	0	(2,952)	0	0	0	(2,952)

Balance at August 31, 2011	$22	$1,664,433	$317,467	$(619,744)	$(1,007)	$1,361,171

The following table summarizes the changes in the Company’s stockholders’ equity, including other comprehensive income, during the six months ended August 31, 2012 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at February 29, 2012	$23	$1,709,082	$391,676	$(696,012)	$(5,952)	$1,398,817
Net income	0	0	72,466	0	0	72,466
Foreign currency translation adjustment	0	0	0	0	(8,078)	(8,078)
Unrealized gain (loss) on securities during period, net of tax	0	0	0	0	1,297	1,297
Reclassification for gain recognized during period	0	0	0	0	(379)	(379)
Exercise of common stock options	0	6,516	0	0	0	6,516
Common stock repurchase (see NOTE 10)	0	0	0	(32,882)	0	(32,882)
Share-based compensation expense	0	46,065	0	0	0	46,065
Tax benefits related to share-based awards	0	22,549	0	0	0	22,549
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	0	(22,688)	0	0	0	(22,688)

Balance at August 31, 2012	$23	$1,761,524	$464,142	$(728,894)	$(13,112)	$1,483,683

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the changes in the Company’s stockholders’ equity, including other comprehensive income, during the six months ended August 31, 2011 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at February 28, 2011	$22	$1,610,238	$245,050	$(562,792)	$(1,819)	$1,290,699
Net income	0	0	72,417	0	0	72,417
Foreign currency translation adjustment	0	0	0	0	2,615	2,615
Unrealized gain (loss) on securities during period, net of tax	0	0	0	0	(477)	(477)
Reclassification for gain recognized during period	0	0	0	0	(1,326)	(1,326)
Exercise of common stock options	0	8,413	0	0	0	8,413
Common stock repurchase (see NOTE 10)	0	0	0	(56,952)	0	(56,952)
Share-based compensation expense	0	34,940	0	0	0	34,940
Tax benefits related to share-based awards	0	22,827	0	0	0	22,827
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	0	(11,985)	0	0	0	(11,985)

Balance at August 31, 2011	$22	$1,664,433	$317,467	$(619,744)	$(1,007)	$1,361,171

NOTE 4—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of purchased technologies, customer and reseller relationships, trademarks, copyrights and patents, which are amortized over the estimated useful life, generally on a straight-line basis with the exception of customer contracts and relationships which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit. Useful lives range from three to ten years. As of August 31, 2012 and February 29, 2012, trademarks with an indefinite estimated useful life totaled $9.7 million and $9.5 million, respectively. The following is a summary of identifiable intangible assets (in thousands):

	August 31, 2012			February 29, 2012
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents (1)	$89,956	$(23,515)	$66,441	$62,851	$(20,491)	$42,360
Purchased technologies (2)	64,031	(42,474)	21,557	58,781	(39,390)	19,391
Customer and reseller relationships	86,895	(52,184)	34,711	86,951	(48,064)	38,887

Total identifiable intangible assets	$240,882	$(118,173)	$122,709	$208,583	$(107,945)	$100,638

(1)	Patents purchased during the three months ended August 31, 2012 totaled $22.4 million. Trademarks purchased as part of a business acquisition during the three months ended August 31, 2012 totaled $0.9 million.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(2)	The balance as of August 31, 2012 includes middleware technology the Company acquired as part of a business combination which closed during the three months ended August 31, 2012. The technology is complementary to the Company’s existing JBoss technology. The fair value of this complementary technology was estimated at $5.3 million as of the acquisition date.

Amortization expense associated with identifiable intangible assets recognized in the Company’s Consolidated Financial Statements for the three months and six months ended August 31, 2012 and August 31, 2011 is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
Cost of revenue	$1,149	$1,216	$1,819	$2,195
Sales and marketing	2,120	1,958	4,196	3,918
Research and development	959	1,157	1,918	2,313
General and administrative	1,181	865	2,324	1,711

Total amortization expense	$5,409	$5,196	$10,257	$10,137

NOTE 5—Income Taxes

Income Tax Expense

The following table summarizes the Company’s tax provision for the three months and six months ended August 31, 2012 and August 31, 2011:

	Three Months Ended		Six Months Ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
Provision for income taxes:
Income before provision for income taxes	$51,478	$54,931	$106,568	$101,959
Estimated annual effective tax rate on current year ordinary income	32%	31%	32%	31%

Provision for income taxes on current year ordinary income	16,473	17,029	34,102	31,608
Net discrete tax benefit from a reversal of the valuation allowance on the net operating loss of a foreign subsidiary	0	2,066	0	2,066

Provision for income taxes	$16,473	$14,963	$34,102	$29,542

The Company’s estimated annual effective tax rates of 32% for fiscal 2013 and 31% for fiscal 2012 differ from the U.S. federal statutory rate of 35% principally due to foreign income taxed at lower rates.

Deferred Taxes

As of August 31, 2012 deferred tax assets (current and non-current) totaled $89.0 million, of which $3.6 million was offset by a valuation allowance. The Company continues to maintain a valuation allowance against its deferred tax assets with respect to certain foreign net operating loss (“NOL”) carryforwards.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of August 31, 2012, the Company had U.S. federal and state NOL carryforwards of approximately $11.5 million and $35.5 million, respectively. As of August 31, 2012, the Company had a U.S. federal research tax credit carryforward of approximately $38.3 million. The tax credit carryforwards are scheduled to expire in varying amounts beginning in fiscal 2013.

Unrecognized tax benefits

The Company’s unrecognized tax benefits were $44.5 million as of August 31, 2012 and $43.8 million as of February 29, 2012. The Company’s unrecognized tax benefits at August 31, 2012 and February 29, 2012, which, if recognized, would affect the Company’s effective tax rate were $38.8 million and $39.9 million, respectively.

During the six months ended August 31, 2012, the amount of unrecognized tax benefits increased $0.7 million, primarily as a result of increases with respect to tax positions taken during prior periods. The results and timing of the resolution of tax audits is highly uncertain and the Company is unable to estimate the range of possible changes to the balance of unrecognized tax benefits. However, the Company does not currently expect that within the next 12 months the total amount of unrecognized tax benefits will significantly increase or decrease. It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as income tax expense. Accrued interest and penalties related to unrecognized tax benefits totaled $3.7 million and $3.5 million as of August 31, 2012 and February 29, 2012, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of August 31, 2012. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs:

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at August 31, 2012 (in thousands):

	As of August 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$395,322	$395,322	$0	$0
Interest-bearing deposits (1)	54,672	0	54,672	0
Available-for-sale securities (1):
Commercial paper	51,882	0	51,882	0
U.S. agency securities	385,072	0	385,072	0
Municipal bonds	4,056	0	4,056	0
Corporate securities	287,345	0	287,345	0
Foreign government securities	36,974	0	36,974	0
Equity securities (1)	1,014	1,014	0	0
Foreign currency derivatives (2)	116	0	116	0
Liabilities:
Foreign currency derivatives (3)	(87)	0	(87)	0

Total	$1,216,366	$396,336	$820,030	$0

(1)	Included in either Cash and cash equivalents or investments in debt and equity securities in the Company’s Consolidated Balance Sheet at August 31, 2012, in addition to $143.3 million of cash.
(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at August 31, 2012.
(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at August 31, 2012.

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at February 29, 2012 (in thousands):

	As of February 29, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$322,207	$322,207	$0	$0
Interest-bearing deposits (1)	445	0	445	0
Available-for-sale securities (1):
U.S. Treasury securities	250	250	0	0
Commercial paper	46,478	0	46,478	0
U.S. agency securities	354,830	0	354,830	0
Municipal bonds	13,154	0	13,154	0
Corporate securities	323,463	0	323,463	0
Foreign government securities	1,356	0	1,356	0
Equity securities (1)	1,275	1,275	0	0
Foreign currency derivatives (2)	147	0	147	0
Liabilities:
Foreign currency derivatives (3)	(473)	0	(473)	0

Total	$1,063,132	$323,732	$739,400	$0

(1)	Included in either Cash and cash equivalents or investments in debt and equity securities in the Company’s Consolidated Balance Sheet at February 29, 2012 in addition to $196.9 million of cash.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at February 29, 2012.
(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at February 29, 2012.

The following table represents the Company’s investments measured at fair value as of August 31, 2012 (in thousands):

					Balance Sheet Classification
	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Cash Equivalent Marketable Securities	Short-term Marketable Securities	Long-term Marketable Securities
		Gains	Losses(1)
Money markets	$395,322	$0	$0	$395,322	$395,322	$0	$0
Interest-bearing deposits	54,672	0	0	54,672	0	54,672	0
Commercial paper	51,881	1	0	51,882	32,971	18,911	0
U.S. agency securities	384,813	350	(91)	385,072	0	40,439	344,633
Municipal bonds	4,034	22	0	4,056	0	4,056	0
Corporate securities	287,276	750	(681)	287,345	0	141,810	145,535
Foreign government securities	36,963	11	0	36,974	0	36,974	0
Equity securities	20	994	0	1,014	0	1,014	0

Total	$1,214,981	$2,128	$(772)	$1,216,337	$428,293	$297,876	$490,168

(1)	As of August 31, 2012, there were $0.7 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer.

The following table represents the Company’s investments measured at fair value as of February 29, 2012 (in thousands):

					Balance Sheet Classification
	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Cash Equivalent Marketable Securities	Short-term Marketable Securities	Long-term Marketable Securities
		Gains	Losses(1)
Money markets	$322,207	$0	$0	$322,207	$322,207	$0	$0
Interest-bearing deposits	445	0	0	445	0	445	0
U.S. Treasury securities	250	0	0	250	0	250	0
Commercial paper	46,475	3	0	46,478	29,496	16,982	0
U.S. agency securities	354,758	172	(100)	354,830	0	38,943	315,887
Municipal bonds	13,103	51	0	13,154	0	13,154	0
Corporate securities	324,832	490	(1,859)	323,463	619	191,893	130,951
Foreign government securities	1,355	1	0	1,356	0	1,356	0
Equity securities	29	1,246	0	1,275	0	1,275	0

Total	$1,063,454	$1,963	$(1,959)	$1,063,458	$352,322	$264,298	$446,838

(1)	As of February 29, 2012, there were $0.1 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer.

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

The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows as of August 31, 2012 and for the three months and six months then ended (in thousands):

	As of August 31, 2012				Three Months Ended August 31, 2012	Six Months Ended August 31, 2012
	Balance Sheet Location	Fair Value	Notional Value	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$116	$20,171	Other income (expense), net	$295	$574
Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	$(87)	$17,128	Other income (expense), net	$(433)	$(1,142)

TOTAL		$29	$37,299		$(138)	$(568)

The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows as of August 31, 2011 and for the three months and six months then ended (in thousands):

	As of August 31, 2011				Three Months Ended August 31, 2011	Six Months Ended August 31, 2011
	Balance Sheet Location	Fair Value	Notional Value	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$150	$12,813	Other income (expense), net	$452	$999
Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	$(118)	$46,364	Other income (expense), net	$(208)	$(717)

TOTAL		$32	$59,177		$244	$282

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

The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements for the three months and six months ended August 31, 2012 and August 31, 2011 (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
Cost of revenue	$2,167	$1,842	$4,333	$3,631
Sales and marketing	7,726	6,101	15,087	11,672
Research and development	7,294	4,883	14,106	9,077
General and administrative	6,672	5,927	12,539	10,560

Total share-based compensation	$23,859	$18,753	$46,065	$34,940

Share-based compensation expense qualifying for capitalization was insignificant for each of the three months and six months ended August 31, 2012 and August 31, 2011. Accordingly, no share-based compensation expense was capitalized during the three months and six months ended August 31, 2012 and August 31, 2011.

Estimated annual forfeitures—An estimated forfeiture rate of 10.0% per annum, which approximates the Company’s historical rate, was applied to options and nonvested share units. Awards are adjusted to actual forfeiture rates at vesting. The Company reassesses its estimated forfeiture rate annually or when new information, including actual forfeitures, indicate a change is appropriate.

During the three months and six months ended August 31, 2012, the Company granted the following share-based awards:

	Three Months Ended		Six Months Ended
	Shares and Shares Underlying Awards	Weighted Average Per Share Fair Value	Shares and Shares Underlying Awards	Weighted Average Per Share Fair Value
Stock options	8,458	$22.12	22,563	$24.63
Service-based shares and share units	267,349	$51.98	456,679	$55.33
Performance share units—target(1)	50,900	$56.48	306,900	$52.23
Performance share awards (2)	0	$0	128,000	$51.38

Total awards	326,707	$51.91	914,142	$52.97

(1)

On May 23, 2012, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved the performance objectives to be used with, and authorized the grant of, performance

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

share units (“PSUs”) in FY2013 with payouts based on the Company’s financial performance according to a formula specified in, and subject to the terms and conditions of, the form of financial performance-based PSU award agreement approved by the Compensation Committee on May 25, 2011 (the “Operating Performance PSU Agreement”). On the same date, the Compensation Committee approved the performance objective to be used with, and authorized the grant of, PSUs in FY2013 with payouts based on the performance of the Company’s common stock according to a formula specified in, and subject to the terms and conditions of, the form of stock-performance based PSU award agreement approved by the Compensation Committee on May 25, 2011 (the “Share Price Performance PSU Agreement”). Under the Operating Performance PSU Agreement, an executive will be granted an award for a target number of PSUs, and depending on the Company’s financial performance, the executive may earn up to 200% of the target number of PSUs (the “Maximum PSUs”) over a performance period with three separate performance segments corresponding to three fiscal years of the Company. Up to 25% of the Maximum PSUs may be earned in respect of the first performance segment; up to 50% of the Maximum PSUs may be earned in respect of the second performance segment, less the amount earned in the first performance segment; and up to 100% of the Maximum PSUs may be earned in respect of the third performance segment, less the amount earned in the first and second performance segments. Under the Share Price Performance PSU Agreement, an executive will be granted an award for a target number of PSUs, and depending on the performance of the Company’s common stock over a thirty-six month period beginning on March 1, 2012 (the “Share Price Performance Period”), the executive may earn up to 200% of the target number of PSUs. The number of PSUs earned, according to the formula specified in the Share Price Performance PSU Agreement, will be determined based on a comparison of the performance of the Company’s stock price relative to the performance of the stock price of specified peer companies during the Share Price Performance Period. This performance is measured by the change in the average price of common stock calculated over the ninety-day periods ending at both the beginning and the end of the Share Price Performance Period.
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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table reconciles the numerators and denominators of the earnings per share calculation for the three months and six months ended August 31, 2012 and August 31, 2011 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
Net income, basic and diluted	$35,005	$39,968	$72,466	$72,417

Weighted average common shares outstanding	193,064	192,937	193,005	193,046
Incremental shares attributable to assumed vesting or exercise of outstanding equity awards shares	2,731	3,234	2,924	3,382

Diluted shares	195,795	196,171	195,929	196,428

Diluted net income per share	$0.18	$0.20	$0.37	$0.37

The following shares awards are not included in the computation of diluted earnings per share because the aggregate value of proceeds considered received upon either exercise or vesting were greater than the average market price of the Company’s common stock during the related periods and the effect of including such share awards in the computation would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
Number of shares considered anti-dilutive for calculating diluted EPS	90	752	214	58

NOTE 10—Share Repurchase Program

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

As of August 31, 2012, the amount available under the program for the repurchase of the Company’s common stock was $267.1 million.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 11—Segment Reporting

The following summarizes revenue and income (loss) from operations for the three months and six months ended August 31, 2012 and August 31, 2011 and total assets and total cash, cash equivalents and available-for-sale investment securities as of August 31, 2012 and August 31, 2011 by geographic segment (in thousands):

	Americas	EMEA	Asia Pacific	Corporate (1)	Total
	Three Months Ended August 31, 2012
Revenue from unaffiliated customers	$209,134	$66,860	$46,601	$0	$322,595
Income (loss) from operations	$42,136	$19,721	$11,982	$(23,859)	$49,980
	Three Months Ended August 31, 2011
Revenue from unaffiliated customers	$176,078	$64,883	$40,359	$0	$281,320
Income (loss) from operations	$41,267	$19,465	$10,499	$(18,753)	$52,478

	Americas	EMEA	Asia Pacific	Corporate (1)	Total
	Six Months Ended August 31, 2012
Revenue from unaffiliated customers	$413,128	$133,482	$90,717	$0	$637,327
Income (loss) from operations	$85,489	$37,931	$23,533	$(46,065)	$100,888
Cash, cash equivalents and available-for-sale investments	$929,472	$309,589	$120,559	$0	$1,359,620
Total assets	$1,986,615	$431,083	$187,943	$0	$2,605,641
	Six Months Ended August 31, 2011
Revenue from unaffiliated customers	$342,119	$126,484	$77,463	$0	$546,066
Income (loss) from operations	$75,779	$37,208	$19,790	$(34,940)	$97,837
Cash, cash equivalents and available-for-sale investments	$952,314	$274,024	$74,763	$0	$1,301,101
Total assets	$1,783,207	$374,323	$151,000	$0	$2,308,530

(1)	Amounts represent share-based compensation expense for each of the three months and six months ended August 31, 2012 and August 31, 2011, which was not allocated to geographic segments.

The following table lists, for the three months and six months ended August 31, 2012 and August 31, 2011, revenue from unaffiliated customers in the United States, the Company’s country of domicile, revenue from unaffiliated customers in Japan, which in terms of revenue, was the only individual country outside the United States approaching 10% or more of revenue and revenue from other foreign countries.

	Three Months Ended		Six Months Ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
United States, the Company’s country of domicile	$182,858	$153,300	$361,222	$297,861
Japan	25,318	22,634	49,219	43,880
Other foreign	114,419	105,386	226,886	204,325

Total revenue from unaffiliated customers	$322,595	$281,320	$637,327	$546,066

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Total tangible long-lived assets located in the United States, the Company’s country of domicile, and similar tangible long-lived assets held outside the United States are summarized in the following table as of August 31, 2012 and February 29, 2012:

	As of August 31, 2012	As of February 29, 2012
United States, the Company’s country of domicile	$81,702	$63,069
Foreign	31,390	28,996

Total tangible long-lived assets	$113,092	$92,065

For the three months ended August 31, 2012, approximately 11% of our revenue was generated by the U.S. government and its agencies. For the three months ended August 31, 2011 there were no individual customers from which the Company generated 10% or greater revenue.

For the six months ended August 31, 2012, approximately 11% of our revenue was generated by the U.S. government and its agencies. For the six months ended August 31, 2011 there were no individual customers from which the Company generated 10% or greater revenue.

NOTE 12—Commitments and Contingencies

Operating Leases

As of August 31, 2012, the Company leased office space and certain equipment under various non-cancelable operating leases. Rent expense under operating leases was $6.7 million and $6.2 million for the three months ended August 31, 2012 and August 31, 2011, respectively. Rent expense under operating leases for the six months ended August 31, 2012 and August 31, 2011 was $13.0 million and $12.2 million, respectively.

Facility Exit Costs

In December 2011, the Company entered into an agreement to sublease a building located in downtown Raleigh, North Carolina to accommodate growth in the business. In connection with the transition to the Company’s new building, the Company has endeavored to assign, sublease or otherwise dispose of its existing leases related to the two facilities that currently constitute our headquarters in Raleigh, North Carolina.

In May 2012, the Company entered into a sublease agreement with an unrelated third-party to lease one of the two facilities. As a result, the Company has recognized a loss of $3.1 million for the six months ended August 31, 2012 which represents the excess of the Company’s remaining obligation on the space over the agreed sublease income.

The Company will continue to market the remaining facility for sublease. However, to the extent the Company is unable to sublease or otherwise dispose of such space and recover the full amount of its remaining obligation, it will be required to recognize a loss at the date the Company ceases using this facility, currently estimated to be May 2013. At that time the Company’s net loss with respect to the remaining facility is expected to be approximately $4.0 million.

Amortization of related leasehold improvements has been accelerated to coincide with the Company’s exit from the two facilities. This change in estimated useful life resulted in incremental depreciation expense of

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

$1.0 million and $2.2 million for the three months and six months ended August 31, 2012, respectively, and is included in general and administration expense on the Company’s Consolidated Statement of Operations.

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

NOTE 14—Business Combinations

Acquisition of Gluster, Inc.

On October 7, 2011, the Company completed its acquisition of all issued and outstanding shares of Gluster, Inc. (“Gluster”), a provider of scale-out, open source storage solutions. The acquisition expands the Company’s enterprise software offerings to include management of unstructured data. Under the terms of the purchase agreement, the consideration transferred by the Company totaled $137.2 million. The Company incurred $0.5 million in transaction costs including legal and accounting fees relating to the acquisition. These costs have been expensed as incurred and included in general and administrative expense on the Consolidated Statement of Operations for the three months and six months ended August 31, 2011.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Pro forma consolidated financial information

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three months and six months ended August 31, 2011 (in thousands, except per share amounts) as if the acquisition of Gluster had occurred at March 1, 2011, after giving effect to certain purchase

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisition actually taken place at the beginning of the period.

	Three Months Ended August 31, 2011	Six Months Ended August 31, 2011
Revenue (1)	$281,430	$546,281
Net income	37,914	68,574
Basic net income per common share	$0.20	$0.36
Diluted net income per common share	$0.19	$0.35

(1)	Pro forma revenue attributed to Gluster is net of a nonrecurring $0.7 million fair value adjustment for deferred revenue.

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

Other acquisitions

During the three months ended August 31, 2012, the Company entered into agreements to acquire two businesses operating in the middleware space. These acquisitions include technologies that are complementary to the Company’s JBoss middleware technology. One acquisition, which included certain assets and related operations acquired from Polymita Technologies S.L., closed on August 28, 2012. The second acquisition closed on September 7, 2012 and included certain assets and related operations acquired from FuseSource, a division of Progress Software Corporation. Transaction fees related to these two acquisitions totaled $1.0 million for the three months ended August 31, 2012 and are included in general and administrative expense on the Company’s Consolidated Statement of Operations for the three months ended August 31, 2012.

The business acquired from Polymita did not have a significant impact on the Company’s financial results for the three months and six months ended August 31, 2012.

Goodwill

The following is a summary of changes in goodwill for the six months ended August 31, 2012 (in thousands):

Balance at February 29, 2012	$591,563
Other business acquisition	5,083
Impact of foreign currency fluctuations and other adjustments	(1,216)

Balance at August 31, 2012	$595,430

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In our fiscal year ended February 29, 2012, we focused and expect in our fiscal year ending February 28, 2013 to continue to focus on, among other things, generating (i) widespread adoption of Red Hat enterprise technologies, including virtualization, cloud and storage technologies, by users globally, (ii) increased revenue from our existing user base by renewing existing subscriptions, converting users of free versions of our enterprise technologies to paying subscribers, providing additional value to our customers and growing the number of open source enterprise technologies we offer, (iii) increased revenue by providing additional consulting and other targeted services and (iv) increased revenue from channel partner relationships, including original equipment manufacturers (“OEMs”), IHVs, ISVs, cloud computing providers, value added resellers (“VARs”) and system integrators, and from our own international expansion, among other means.

Revenue. For the three months ended August 31, 2012, total revenue increased 14.7% or $41.3 million to $322.6 million from $281.3 million for the three months ended August 31, 2011. Subscription revenue increased 17.0% or $40.5 million, driven primarily by additional subscriptions related to our principal Red Hat Enterprise Linux (“RHEL”) technologies, which continue to gain broader market acceptance in mission-critical areas of computing, and our expansion of sales channels and geographic footprint. The increase is, in part, a result of the continued migration of enterprises in industries such as financial services, government, technology and telecommunications to our open source solutions from proprietary technologies. Training and services revenue increased 1.9% or $0.8 million for the three months ended August 31, 2012 as compared to the three months ended August 31, 2011. We believe that the growth rate for our training and services revenue was adversely affected by an overall macroeconomic environment in which enterprises remained cautious with respect to discretionary items such as training and consulting and by our efforts to enable channel partners to provide consulting services that can generate additional subscription revenue for us.

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

Deferred Revenue. Our deferred revenue, current and long-term, balance at August 31, 2012 was $944.4 million. Because of our subscription model and revenue recognition policies, deferred revenue improves predictability of future revenue. Deferred revenue at August 31, 2012 decreased $2.3 million or 0.2% as compared to the balance at February 29, 2012 of $946.7 million.

The decrease in deferred revenue reported on our Consolidated Balance Sheets of $2.3 million differs from the $21.3 million increase in deferred revenue we reported on our Consolidated Statements of Cash Flows for the six months ended August 31, 2012 due to changes in foreign currency exchange rates used to translate deferred revenue balances from our foreign subsidiaries’ functional currency into U.S. dollars.

Subscription revenue. Our enterprise technologies are sold under subscription agreements. These agreements typically have a one- or three-year subscription period. The subscription entitles the end user to maintenance, which generally consists of a specified level of support, as well as security updates, fixes, functionality enhancements and upgrades to the technology, when and if available, during the term of the subscription. Our customers have the ability to purchase higher levels of subscriptions that increase the level of support the customer is entitled to receive. Subscription revenue increased sequentially for the first and second quarters of fiscal 2013 and each quarter of fiscal 2012, 2011 and 2010 and is being driven primarily by the increased market acceptance and use of open source software by the enterprise and our expansion of sales channels and geographic footprint during these periods.

Revenue by geography. For the three months ended August 31, 2012, approximately $139.7 million or 43.3% of our revenue was generated outside the United States compared to approximately $128.0 million or 45.5% for the three months ended August 31, 2011. Our international operations are expected to grow as our international sales force and channels become more mature and as we enter new locations or expand our presence in existing locations. As of August 31, 2012, we had offices in more than 75 locations throughout the world.

We operate our business in three geographic regions: the Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Japan, Singapore, India, Australia, South Korea and China). Revenue generated by the Americas, EMEA and APAC for the three months ended August 31, 2012 totaled $209.1 million, $66.9 million and $46.6 million, respectively, which resulted in year-over-year revenue growth in the Americas, EMEA and APAC of 18.8%, 3.0% and 15.5% respectively. Our growth rate in EMEA was adversely affected by fluctuations in exchanges rates between the U.S. Dollar and the Euro. Excluding the impact of foreign currency exchange rates, EMEA revenue grew 19.2% for the three months ended August 31, 2012 as compared to the three months ended August 31, 2011. As we expand further within each region, we anticipate revenue growth rates in local currencies to be similar among our geographic regions due to the similarity of products and services offered and the similarity in customer types or classes.

Gross profit. Overall gross profit margin increased to 85.2% for the three months ended August 31, 2012 from 83.4% for the three months ended August 31, 2011 due to both a product-mix shift from training and services to subscriptions and improved margins on our services offerings.

Gross profit margin by geography . Gross profit margins generated by our geographic segments for the three months ended August 31, 2012 were as follows: Americas—85.1%, EMEA—89.7% and APAC—83.6%. For the three months ended August 31, 2011, gross profit margins generated by our geographic segments were as follows: Americas—83.5%, EMEA—87.1% and APAC—81.8%. As we continue to expand our sales and support services within our geographic segments, we expect gross profit margins to further converge over the long run due to the similarity of products and services offered, similarity in production and distribution methods and the similarity in customer types or classes.

Income from operations. Operating income was 15.5% and 18.7% of total revenue for the three months ended August 31, 2012 and August 31, 2011, respectively. The decrease in operating income as a percentage of revenue was due to investments made to expand our sales and marketing and research and development functions as well as costs incurred to relocate our headquarters, update our data processing systems and acquire two businesses. These investments, which are described further in our analysis of results of operation below, increased operating expenses as a percent of revenue to 69.7% for the three months ended August 31, 2012 from 64.8% for the three months ended August 31, 2011.

Income from operations by geography. Operating income as a percentage of revenue generated by our geographic segments for the three months ended August 31, 2012 was as follows: Americas—20.1%, EMEA—29.5% and APAC—25.7%. For the three months ended August 31, 2011, income from operations as a percentage of revenue generated by our geographic segments was as follows: Americas—23.5%, EMEA—30.0% and APAC—26.0%. These geographic operating margins exclude the impact of share-based compensation expense, which was not allocated to our geographic segments.

Cash, cash equivalents, investments in debt and equity securities and cash flow from operations. Cash, cash equivalents and short-term and long-term available-for-sale investments in securities balances at August 31, 2012 totaled $1.36 billion. Cash generated from operating activities for the three months ended August 31, 2012 totaled $103.9 million, which represents an increase of 34.7% in operating cash flow as compared to the three months ended August 31, 2011. This increase is due to an increase in subscription and services revenues, billings and collections during the same period.

Our significant cash and investment balances give us a measure of flexibility to take advantage of opportunities such as acquisitions, increasing investment in international areas and repurchasing our common stock.

Foreign currency exchange rates’ impact on results of operations. Approximately 43.3% of our revenue for the three months ended August 31, 2012 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions results in increased revenue and operating expenses from operations for our non-U.S. operations. Similarly, our revenue and operating expenses will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from the second quarter of our prior fiscal year ended February 29, 2012, our revenue and operating expenses from non-U.S. operations for the three months ended August 31, 2012 would have been higher than we reported using the average exchange rates for the second quarter of our current fiscal year ending February 28, 2013 by approximately $14.2 million and $10.3 million, respectively, which would have resulted in income from operations being higher by $3.9 million.

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

During the three months ended August 31, 2012, we entered into agreements to acquire two businesses operating in the middleware space. These acquisitions include technologies that are complementary to our JBoss middleware technology. One acquisition, which included certain assets and related operations acquired from Polymita Technologies S.L., closed on August 28, 2012. The second acquisition closed on September 7, 2012 and included certain assets and related operations acquired from FuseSource, a division of Progress Software Corporation. Transaction fees related to these two acquisitions totaled $1.0 million for the three months ended August 31, 2012 and are included in general and administrative expense on our Consolidated Statement of Operations for the three months ended August 31, 2012. As a result of these acquisitions, we anticipate operating expenses will increase by approximately $8.0 million for the remainder of our fiscal year ending February 28, 2013.

Facility Exit Costs. In December 2011, we entered into an agreement to sublease a building located in downtown Raleigh, North Carolina to accommodate growth in the business. In connection with the transition to our new building, we have endeavored to assign, sublease or otherwise dispose of our existing leases related to the two facilities that currently constitute our headquarters in Raleigh, North Carolina.

In May 2012, we entered into a sublease agreement with an unrelated third-party to lease one of the two facilities. As a result, we have recognized a loss of $3.1 million for the six months ended August 31, 2012 which represents the excess of our remaining obligation on the space over the agreed sublease income.

We will continue to market the remaining facility for sublease. However, to the extent we are unable to sublease or otherwise dispose of such space and recover the full amount of our remaining obligation, we will be required to recognize a loss at the date we cease using this facility, currently estimated to be May 2013. At that time, our net loss with respect to the remaining facility is expected to be approximately $4.0 million.

Amortization of related leasehold improvements has been accelerated to coincide with our exit from the two facilities. This change in estimated useful life resulted in incremental depreciation expense of $1.0 million and $2.2 million for the three months and six months ended August 31, 2012, respectively, and is included in general and administration expense on our Consolidated Statement of Operations.

RESULTS OF OPERATIONS

Three months ended August 31, 2012 and August 31, 2011

The following table is a summary of our results of operations for the three months ended August 31, 2012 and August 31, 2011 (in thousands):

	Three Months Ended (Unaudited)
	August 31, 2012	August 31, 2011	$ Change	% Change
Revenue:
Subscriptions	$278,800	$238,337	$40,463	17.0%
Training and services	43,795	42,983	812	1.9

Total subscription and training and services revenue	322,595	281,320	41,275	14.7

Cost of subscription and training and services revenue:
Cost of subscriptions	18,846	16,596	2,250	13.6
As a % of subscription revenue	6.8%	7.0%
Cost of training and services	29,012	30,043	(1,031)	(3.4)
As a % of training and services revenue	66.2%	69.9%

Total cost of subscription and training and services revenue	47,858	46,639	1,219	2.6
As a % of total revenue	14.8%	16.6%

Total gross profit	274,737	234,681	40,056	17.1

Operating expense:
Sales and marketing	123,578	99,730	23,848	23.9
Research and development	63,366	51,488	11,878	23.1
General and administrative	37,813	30,985	6,828	22.0
Facility exit costs	—	—	—	—

Total operating expense	224,757	182,203	42,554	23.4

Income from operations	49,980	52,478	(2,498)	(4.8)
Interest income	2,154	2,127	27	1.3
Other income (expense), net	(656)	326	(982)	(301.2)

Income before provision for income taxes	51,478	54,931	(3,453)	(6.3)
Provision for income taxes	16,473	14,963	1,510	10.1

Net income	$35,005	$39,968	$(4,963)	(12.4)%

Gross profit margin-subscriptions	93.2%	93.0%
Gross profit margin-training and services	33.8%	30.1%
Gross profit margin	85.2%	83.4%
As a % of total revenue:
Subscription revenue	86.4%	84.7%
Training and services revenue	13.6%	15.3%
Sales and marketing expense	38.3%	35.5%
Research and development expense	19.6%	18.3%
General and administrative expense	11.7%	11.0%
Facility exit costs	—	—
Total operating expenses	69.7%	64.8%
Income from operations	15.5%	18.7%
Income before provision for income taxes	16.0%	19.5%
Net income	10.9%	14.2%
Estimated annual effective income tax rate (1)	32.0%	31.0%

(1)	Estimated annual effective tax rate is based on estimated ordinary income and excludes certain discrete tax benefits of $2.1 million that we recognized during the three months ended August 31, 2011.

Revenue

Subscription revenue

Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat enterprise technologies, increased by 17.0% or $40.5 million to $278.8 million for the three months ended August 31, 2012 from $238.3 million for the three months ended August 31, 2011. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion, and continuing innovation, which attracts new customers and helps to drive renewals from existing customers.

Training and services revenue

Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees received from customers for consulting services regarding our offerings, deployment of Red Hat enterprise technologies and for delivery of added functionality to Red Hat enterprise technologies for our major customers and OEM partners. Total training and services revenue increased by 1.9% or $0.8 million to $43.8 million for the three months ended August 31, 2012 from $43.0 million for the three months ended August 31, 2011. Training revenue decreased 1.1% or $0.1 million, which we believe was due to an overall macroeconomic environment in which enterprises remained cautious with respect to spending on discretionary items such as training and related travel and our efforts to enable channel partners to provide consulting services that can generate additional subscription revenue for us. Our services revenue increased by 3.2% or $1.0 million as a result of increased subscription sales. Combined training and services revenue decreased as a percentage of total revenue to 13.6% for the three months ended August 31, 2012 from 15.3% for the three months ended August 31, 2011.

Cost of revenue

Cost of subscription revenue

The cost of subscription revenue primarily consists of expenses we incur to support, distribute, manufacture and package Red Hat enterprise technologies. These costs include labor related cost to provide technical support and maintenance, as well as cost for fulfillment, physical media, literature, packaging and shipping. Cost of subscription revenue increased by 13.6% or $2.3 million to $18.8 million for the three months ended August 31, 2012 from $16.6 million for the three months ended August 31, 2011. The increase is partially the result of continued additions to our technical support staff to meet the demands of our growing subscriber base for support and maintenance, and includes additional compensation of $1.6 million. As the number of open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will occur at a rate slower than that of subscription revenue growth due to economies of scale. As a result of such economies, gross profit margin on subscriptions increased to 93.2% for the three months ended August 31, 2012 from 93.0% for the three months ended August 31, 2011.

Cost of training and services revenue

Cost of training and services revenue is mainly comprised of personnel and third-party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to various types of customers. Cost of training and services revenue decreased by 3.4% or $1.0 million to $29.0 million for the three months ended August 31, 2012 from $30.0 million for the three months ended August 31, 2011. The cost to deliver training decreased 17.8% or $1.5 million to $6.8 million for the three months ended August 31, 2012 compared to $8.3 million for the three months ended August 31, 2011. The decrease in training costs correlates with a decrease in training revenue. In addition, the cost to deliver training as a percentage of training revenue decreased to 53.7% for the three months ended August 31, 2012 from 64.7% for the three months ended August 31, 2011 due to better utilization of both instructors and class room space as we implemented a contractual arrangement with a global training partner that provides training services on our behalf and bears a portion of the fixed costs of providing such services. Costs to deliver our services revenue increased by 2.0% or $0.4 million and relate to additional employee compensation and travel associated with additions to our staff. Total costs to deliver training and services as a percentage of training and services revenue decreased to 66.2% for the three months ended August 31, 2012 from 69.9% for the three months ended August 31, 2011.

Gross profit

Gross profit margin increased to 85.2% for the three months ended August 31, 2012 from 83.4% for the three months ended August 31, 2011 due to both a product-mix shift from training and services to subscriptions and improved margins on our services offerings.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 23.9% or $23.8 million to $123.6 million for the three months ended August 31, 2012 from $99.7 million for the three months ended August 31, 2011. This increase was primarily due to a $13.0 million increase in selling costs, which includes $7.1 million of additional employee compensation expense attributable to the expansion of our sales force from the prior year and $2.1 million related to travel. The remaining increase relates to marketing costs, which grew $10.8 million or 52.9% for the three months ended August 31, 2012 as compared to the three months ended August 31, 2011. The increase in marketing costs includes $4.2 million, $1.5 million and $3.4 million related to increased headcount, outside professional services expense and advertising expense, respectively, to support our expanding marketing efforts. Sales and marketing expense increased as a percentage of revenue to 38.3% for the three months ended August 31, 2012 from 35.5% for the three months ended August 31, 2011 as we continue to invest in our sales and marketing function to expand the breadth of our global sales coverage and depth of our product sales coverage.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased by 23.1% or $11.9 million to $63.4 million for the three months ended August 31, 2012 from $51.5 million for the three months ended August 31, 2011. The increase in research and development costs primarily resulted from the expansion of our engineering group through direct hires. Employee compensation increased by $8.2 million. The remaining increase in research and development costs relates primarily to facilities expansion and process and technology infrastructure enhancements, which increased $1.3 million and $2.1 million, respectively. Research and development expense was 19.6% and 18.3% of total revenue for the three months ended August 31, 2012 and August 31, 2011, respectively.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including information systems, finance, accounting, legal, human resources and facilities expense. General and administrative expense increased by 22.0% or $6.8 million to $37.8 million for the three months ended August 31, 2012 from $31.0 million for the three months ended August 31, 2011. The increase in general and administrative expenses results from increased compensation-related expense of $2.2 million, outside professional service fees, primarily related to data processing systems upgrades, which increased $2.1 million, incremental leasehold amortization expense of $1.0 million associated with our exit from one of our facilities in Raleigh, NC and transaction costs related to business acquisitions of $1.0 million. General and administrative expense increased as a percentage of revenue to 11.7% for the three months ended August 31, 2012 from 11.0% for the three months ended August 31, 2011.

Interest income

Interest income increased by 1.3% for the three months ended August 31, 2012 as compared to the three months ended August 31, 2011. The increase in interest income for the three months ended August 31, 2012 is attributable to prevailing low yields earned on our higher cash and investment balances.

Other income (expense), net

Other income (expense), net decreased $1.0 million for the three months ended August 31, 2012 as compared to the three months ended August 31, 2011. Prior year’s other income of $0.3 million, included $0.7 million of gains realized from available-for-sale equity securities. No such sales were made during the current quarter ended August 31, 2012. The remaining difference relates primarily to net foreign currency losses recognized from the remeasurement of foreign currency accounts receivable balances.

Income taxes

During the three months ended August 31, 2012, we recorded $16.5 million of income tax expense, which is based on an estimated annual effective tax rate of 32.0%. Our estimated annual effective tax rate of 32.0% is less than the U.S. federal statutory rate of 35% principally due to foreign income taxed at lower rates.

During the three months ended August 31, 2011, we recorded $15.0 million of income tax expense, which was based on a then estimated annual effective tax rate of 31.0%, excluding a discrete tax benefit of $2.1 million primarily related to the reversal of a valuation allowance on the NOL of a foreign subsidiary. Excluding the impact of the discrete tax benefit, our estimated annual effective tax rate of 31.0% was less than the U.S. federal statutory rate of 35% principally due to foreign income taxed at lower rates.

Six months ended August 31, 2012 and August 31, 2011

The following table is a summary of our results of operations for the six months ended August 31, 2012 and August 31, 2011 (in thousands):

	Six Months Ended (Unaudited)
	August 31, 2012	August 31, 2011	$ Change	% Change
Revenue:
Subscriptions	$551,371	$463,870	$87,501	18.9%
Training and services	85,956	82,196	3,760	4.6

Total subscription and training and services revenue	637,327	546,066	91,261	16.7

Cost of subscription and training and services revenue:
Cost of subscriptions	36,786	31,835	4,951	15.6
As a % of subscription revenue	6.7%	6.9%
Cost of training and services	57,092	57,251	(159)	(0.3)
As a % of training and services revenue	66.4%	69.7%

Total cost of subscription and training and services revenue	93,878	89,086	4,792	5.4
As a % of total revenue	14.7%	16.3%

Total gross profit	543,449	456,980	86,469	18.9

Operating expense:
Sales and marketing	244,449	197,056	47,393	24.1
Research and development	123,246	99,776	23,470	23.5
General and administrative	71,724	62,311	9,413	15.1
Facility exit costs	3,142	0	3,142	—

Total operating expense	442,561	359,143	83,418	23.2

Income from operations	100,888	97,837	3,051	3.1
Interest income	4,448	4,063	385	9.5
Other income, net	1,232	59	1,173	1,988.1

Income before provision for income taxes	106,568	101,959	4,609	4.5
Provision for income taxes	34,102	29,542	4,560	15.4

Net income	$72,466	$72,417	$49	0.1%

Gross profit margin-subscriptions	93.3%	93.1%
Gross profit margin-training and services	33.6%	30.3%
Gross profit margin	85.3%	83.7%
As a % of total revenue:
Subscription revenue	86.5%	84.9%
Training and services revenue	13.5%	15.1%
Sales and marketing expense	38.4%	36.1%
Research and development expense	19.3%	18.3%
General and administrative expense	11.3%	11.4%
Facility exit costs	0.5%	—
Total operating expenses	69.4%	65.8%
Income from operations	15.8%	17.9%
Income before provision for income taxes	16.7%	18.7%
Net income	11.4%	13.3%
Estimated annual effective income tax rate (1)	32.0%	31.0%

(1)	Estimated annual effective tax rate is based on estimated ordinary income and excludes certain discrete tax benefits of $2.1 million that we recognized during the six months ended August 31, 2011.

Revenue

Subscription revenue

Subscription revenue increased by 18.9% or $87.5 million to $551.4 million for the six months ended August 31, 2012 from $463.9 million for the six months ended August 31, 2011. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion, and continuing innovation, which attracts new customers and helps to drive renewals from existing customers.

Training and services revenue

Total training and services revenue increased by 4.6% or $3.8 million to $86.0 million for the six months ended August 31, 2012 from $82.2 million for the six months ended August 31, 2011. Training revenue decreased 3.5% or $0.9 million, which we believe was due to an overall macroeconomic environment in which enterprises remained cautious with respect to spending on discretionary items such as training and related travel and our efforts to enable channel partners to provide consulting services that can generate additional subscription revenue for us. Our services revenue increased by 8.2% or $4.7 million as a result of increased subscription sales. Combined training and services revenue decreased as a percentage of total revenue to 13.5% for the six months ended August 31, 2012 from 15.1% for the six months ended August 31, 2011.

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue increased by 15.6% or $5.0 million to $36.8 million for the six months ended August 31, 2012 from $31.8 million for the six months ended August 31, 2011. Compensation expense increased $3.6 million for the six months ended August 31, 2012 as compared to the same period ended August 31, 2011 due primarily to continued additions to our technical support staff to meet the demands of our growing subscriber base for support and maintenance. The remaining variance is principally due to increased expense related to expansion of support facilities of $1.0 million. Although we expect associated support cost will continue to increase, we expect such cost to grow at a rate slower than that of subscription revenue growth due to economies of scale. As a result, gross profit margin on subscriptions increased to 93.3% for the six months ended August 31, 2012 from 93.1% for the six months ended August 31, 2011.

Cost of training and services revenue

Cost of training and services revenue decreased by 0.3% or $0.2 million to $57.1 million for the six months ended August 31, 2012 from $57.3 million for the six months ended August 31, 2011. The cost to deliver training decreased 19.0% or $3.2 million to $13.6 million for the six months ended August 31, 2012 as compared to $16.8 million for the six months ended August 31, 2011. Costs to deliver our training decreased as a percentage of training revenue to 54.9% for the six months ended August 31, 2012 from 65.4% for the six months ended August 31, 2011 due to better utilization of both instructors and class room space as we transition from an on-site, employee-based, fixed-cost delivery model to a third-party, variable-cost delivery model. Costs to deliver our services revenue increased by 7.5% or $3.0 million and primarily relate to additional compensation and travel expenses of $3.9 million associated with additions to our staff, offset partially by a decrease of outside contractors costs of $1.2 million. The remaining increase in costs to deliver our engineering and professional services relates to process and technology infrastructure investments we continue to make to enhance the delivery of our services. Total costs to deliver training and services as a percentage of training and services revenue decreased to 66.4% for the six months ended August 31, 2012 from 69.7% for the six months ended August 31, 2011.

Gross profit

Gross profit margin increased to 85.3% for the six months ended August 31, 2012 from 83.7% for the six months ended August 31, 2011 as a result of both a product mix shift to subscriptions and an overall increase in profit margins related to training and services. Subscription revenue as a percent of total revenue increased to 86.5% for the six months ended August 31, 2012 from 84.9% for the six months ended August 31, 2011. Gross profit margin on training and services revenue increased to 33.6% for the six months ended August 31, 2012 from 30.3% for the six months ended August 31, 2011, as a result of better utilization of training classes and consulting resources.

Operating expenses

Sales and marketing

Sales and marketing expense increased by 24.1% or $47.4 million to $244.4 million for the six months ended August 31, 2012 from $197.1 million for the six months ended August 31, 2011. This increase was partially attributable to a $29.4 million increase in selling costs, which includes $18.1 million of additional compensation expense, which was due to the expansion of our sales force during the current fiscal year. The remaining increase relates to marketing costs, which grew $18.0 million or 44.4% for the six months ended August 31, 2012 as compared to the six months ended August 31, 2011. The increase in marketing costs includes $7.8 million of additional compensation expense and incremental advertising expense of $5.3 million. Sales and marketing expense increased as a percentage of revenue to 38.4% for the six months ended August 31, 2012 from 36.1% for the six months ended August 31, 2011 as we continue to invest in our sales and marketing function to expand the breadth of our global sales coverage and depth of our product sales coverage.

Research and development

Research and development expense increased by 23.5% or $23.5 million to $123.2 million for the six months ended August 31, 2012 from $99.8 million for the six months ended August 31, 2011. The increase in research and development costs primarily resulted from the expansion of our engineering group through both direct hires and acquisitions. Compensation related expenses increased by $17.5 million. The remaining increase in research and development costs relates primarily to process and technology infrastructure enhancements, which increased $4.6 million. Research and development expense was 19.3% and 18.3% of total revenue for the six months ended August 31, 2012 and August 31, 2011, respectively.

General and administrative

General and administrative expense increased by 15.1% or $9.4 million to $71.7 million for the six months ended August 31, 2012 from $62.3 million for the six months ended August 31, 2011. The increase in general and administrative expenses results from increased compensation expense of $5.1 million, outside professional service fees, primarily related to data processing systems upgrades, which increased $3.3 million and costs related to technology infrastructure enhancements which increased $4.0 million. These increases in general and administrative costs were partially offset by litigation related expenses which were $3.5 million lower for the six months ended August 31, 2012 as compared to the six months ended August 31, 2011. General and administrative expense decreased as a percentage of revenue to 11.3% for the six months ended August 31, 2012 from 11.4% for the six months ended August 31, 2011.

Interest income

Interest income increased by 9.5% or $0.4 million to $4.4 million for the six months ended August 31, 2012 from $4.1 million for the six months ended August 31, 2011. The increase in interest income for the six months ended August 31, 2012 is attributable to prevailing low yields earned on our higher cash and investment balances.

Other income, net

Other income, net increased $1.2 million for the six months ended August 31, 2012 as compared to the six months ended August 31, 2011. The increase is principally due to an investment gain for the six months ended August 31, 2012 as compared to the same period ended August 31, 2011.

Income taxes

During the six months ended August 31, 2012, we recorded $34.1 million of income tax expense, which is based on an estimated annual effective tax rate of 32.0%. Our estimated annual effective tax rate of 32.0% is less than the U.S. federal statutory rate of 35% principally due to foreign income taxed at lower rates.

During the six months ended August 31, 2011, we recorded $29.5 million of income tax expense, which is based on an estimated annual effective tax rate of 31.0%, excluding a discrete tax benefit of $2.1 million primarily related to a reversal of the valuation allowance on the NOL of a foreign subsidiary. Excluding the impact of the discrete tax benefit, our estimated annual effective tax rate of 31.0% is less than the U.S. federal statutory rate of 35% principally due to foreign income taxed at lower rates.

LIQUIDITY AND CAPITAL RESOURCES

We have historically derived a significant portion of our liquidity and operating capital from cash flows from operations as well as the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and follow-on public offerings, and the issuance of convertible debentures. At August 31, 2012, we had total cash and investments of $1,359.6 million, which was comprised of $571.6 million in cash and cash equivalents, $242.2 million of short-term, available-for-sale, fixed-income investments, $1.0 million of available-for-sale equity securities, $490.2 million of long-term, available-for-sale fixed-income investments, and $54.7 million in interest-bearing deposit accounts with maturity dates greater than 30 days. This compares to total cash and investments of $1,260.4 million at February 29, 2012.

With $571.6 million in cash and cash equivalents on hand, we believe our cash and cash equivalent balances, together with our ability to generate additional cash from operations, should be sufficient to satisfy our cash requirements for the next twelve months and for the foreseeable future. We presently do not intend to liquidate our short and long-term investments in debt securities prior to their scheduled maturity dates. However, in the event that we liquidate these investments prior to their scheduled maturities and there are adverse changes in market interest rates or the overall economic environment, we could be required to recognize a realized loss on those investments when we liquidate. At August 31, 2012, accumulated unrealized gains on our available-for-sale debt securities totaled $0.4 million. At February 29, 2012, accumulated unrealized losses on our available-for-sale debt securities totaled $1.2 million. At August 31, 2012 and February 29, 2012, accumulated unrealized gains related to our short-term equity securities available for sale totaled $1.0 million and $1.2 million, respectively.

Six months ended August 31, 2012

Cash flows—overview

At August 31, 2012, cash and cash equivalents totaled $571.6 million, an increase of $22.4 million as compared to February 29, 2012. The increase in cash and cash equivalents for the six months ended August 31, 2012 is primarily the result of cash provided by operations which generated $228.3 million. Partially offsetting cash provided by operating activities was cash used to repurchase 611,260 shares of our common stock at a total cost of $32.9 million and investing activities, including net purchases of available-for-sale debt securities of $90.0 million, the acquisition of certain assets and related operations from Polymita Technologies for $10.1 million and purchases of tangible and intangible assets of $63.1 million. Net cash generated by operating activities and used for investing and financing activities is further described below.

Cash flows from operations

Cash provided by operations of $228.3 million during the six months ended August 31, 2012 includes net income of $72.5 million, adjustments to exclude the impact of non-cash revenues and expenses, which totaled $76.1 million net source of cash, and changes in operating assets and liabilities, which totaled a $79.7 million net source of cash. Cash provided by changes in operating assets and liabilities for the six months ended August 31, 2012 was primarily the result of collections on our fourth quarter fiscal 2012 billings which generated operating cash flow of $35.8 million and cash generated from an increase in deferred revenue which generated operating cash flow of $21.3 million. Changes in accounts payable and accrued expenses which increased operating cash flow $26.3 million were the result of both increased operating expenses and timing of disbursements. Adjustments to reconcile income related to deferred income taxes of $23.1 million was primarily due to share-based compensation deductions which were in excess of amounts originally recognized in our consolidated statements of operations. Excess tax benefits from share-based compensation, which totaled $19.8 million, is considered a financing source of cash.

Cash flows from investing

Cash used in investing activities of $162.8 million for the six months ended August 31, 2012 includes net purchases of available-for-sale debt securities of $90.0 million, investments in property and equipment of $36.2 million, primarily related to process and information technology infrastructure enhancements and leasehold improvements, investments in other intangible assets, primarily patents, of $26.9 million and a business acquisition, net of cash acquired of $10.1 million.

Cash flows from financing

Cash used in financing activities of $29.7 million for the six months ended August 31, 2012 includes $32.9 million used to repurchase 611,260 shares of our common stock. Payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to restricted share awards vesting during the six months ended August 31, 2012 totaled $22.7 million. Partially offsetting financing activities using cash were proceeds from excess tax benefits related to share-based employee compensation which totaled $19.8 million and proceeds from employees’ exercise of common stock options which totaled $6.5 million. Payments on other borrowings totaled $0.5 million for the six months ended August 31, 2012.

Investments in debt and equity securities

Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. At August 31, 2012 and February 29, 2012, the vast majority of our investments were priced by pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the securities’ market value, including broker quotes or model valuations. Independent price verifications of all of our holdings are performed by the pricing vendors, which we review. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

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

We have utilized, and will continue from time to time to utilize, cash and investments to fund, among other potential uses, purchases of our common stock, purchases of fixed assets, purchases of intellectual property and mergers and acquisitions. Given our historically strong operating cash flow and the $1.36 billion of cash and investments held at August 31, 2012, we do not presently anticipate the need to raise cash to fund our operations, either through the sale of additional equity or through the issuance of debt, in the foreseeable future. However, we may take advantage of favorable capital market situations that may arise from time to time to raise additional capital.

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

As of August 31, 2012, our cash, cash equivalents and available-for-sale investment securities totaled $1.36 billion, of which $449.7 million was held outside the U.S. Our intent is to reinvest the earnings of foreign subsidiaries indefinitely outside the U.S. to fund both organic growth and acquisitions.

With 66.9% of our available cash, cash equivalents and available-for-sale investments, as of August 31, 2012, held within the U.S., we do not anticipate a need to repatriate any foreign earnings for the foreseeable future. However, if cash held outside the U.S. were needed to fund our U.S. operations, under current tax law we would be subject to additional taxes on the portion related to repatriated earnings of our foreign subsidiaries. As of February 29, 2012, undistributed foreign earnings totaled $91.5 million. For further discussion, see NOTE 11—Income Taxes contained in our Annual Report on Form 10-K for the year ended February 29, 2012.

Off-balance sheet arrangements

As of August 31, 2012 and February 29, 2012, we have no off-balance sheet financing arrangements and do not utilize any “structured debt”, “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency exchange rate fluctuations and changes in the market value of our investments.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of fixed-income securities, including both government and corporate obligations, interest-bearing deposits and money market funds. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or perceived credit risk related to the securities’ issuers. A hypothetical one percentage point change in interest rates, assuming a parallel shift of all interest rates, would result in an $8.8 million change in annual interest income derived from investments in our portfolio as of August 31, 2012. For further discussion related to our investments as of August 31, 2012 and February 29, 2012, see NOTE 6—Assets and Liabilities Measured at Fair Value on a Recurring Basis to the Consolidated Financial Statements.

Investment Risk

The fair market value of our investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $9.1 million decrease in the fair value of our available-for-sale investment securities as of August 31, 2012. For further discussion related to our investments as of August 31, 2012 and February 29, 2012, see NOTE 6—Assets and Liabilities Measured at Fair Value on a Recurring Basis to the Consolidated Financial Statements.

Credit Risk

The fair market values of our investment portfolio and cash balances are exposed to counterparty credit risk. Accordingly, while we periodically review our portfolio in an effort to mitigate counterparty risk, the principal values of our cash balances, money market accounts and investments in available-for-sale securities could suffer a loss of value.

As of August 31, 2012, two customers each accounted for approximately 13% of the Company’s accounts receivable. As of February 29, 2012, one customer accounted for approximately 10% of the Company’s accounts receivable.

Foreign Currency Risk

Approximately 43.3% of our revenue for the three months ended August 31, 2012 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency statements results in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decreases if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from the second quarter of our prior fiscal year ended February 29, 2012, our revenue and operating expenses from non-U.S. operations for the three months ended August 31, 2012 would have been higher than we reported using the average exchange rates for the second quarter of our current fiscal year ending February 28, 2013 by approximately $14.2 million and $10.3 million, respectively, which would have resulted in income from operations being higher by $3.9 million.

Derivative Instruments

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We sometimes enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. All derivative instruments are recorded on the Consolidated Balance Sheets at their respective fair market values in accordance with FASB ASC Section 815. The Company has elected not to prepare and maintain the documentation required to qualify its forward contracts for hedge accounting treatment and, therefore, changes in fair value are recorded in the Consolidated Statements of Operations. For further discussion related to our management of foreign currency risk see NOTE 7—Derivative Instruments to the Consolidated Financial Statements.

The aggregate notional amount of outstanding forward contracts at August 31, 2012 was $37.3 million. The fair value of these outstanding contracts at August 31, 2012 was a gross $0.1 million asset and a gross $0.1 million liability, and is recorded in Other current assets and Accounts payable and accrued expenses, respectively on the Consolidated Balance Sheets. The forward contracts generally expire within three months of the period ended August 31, 2012. The forward contracts will settle in Australian dollars, Canadian dollars, Czech koruna, Danish krone, Euros, Israeli shekels, Japanese yen, Norwegian krona, Singapore dollars, Swedish krona, Swiss francs and Taiwan dollars.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), to simplify how entities test intangibles with indefinite lives for impairment. ASU 2012-02 gives entities the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an intangible asset is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a quantitative impairment test as described in Subtopic 350-30 must be performed. ASU 2012-02 is effective for us in our first quarter of fiscal 2014 but is eligible for early adoption. We currently do not believe that this updated standard will have a significant impact on our consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities (ASU 2011-11), to require entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. ASU 2011-11 is effective for us in the first quarter of our fiscal year ending February 28, 2014 (“fiscal 2014”). We currently do not believe that this updated standard will have a significant impact on our consolidated financial statements.

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

Our future success depends on the continued services and effectiveness of a number of key management personnel, including our CEO. Our ability to retain key management personnel or hire capable new management personnel as we grow may be challenged to the extent the technology sector performs well and/or if companies with more generous compensation packages or greater perceived growth opportunities compete for the same personnel. In addition, historically we have used share-based compensation as a key component of our compensation packages. Changes in the accounting for share-based compensation could adversely affect our earnings or force us to use more cash compensation to attract and retain capable personnel. If the price of our common stock falls, the value of our share-based awards to recipients is reduced. Such events, or if we are unable to secure shareholder approval for increases in the number of shares eligible for share-based compensation grants, could adversely affect our ability to successfully attract and retain key management personnel. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key management personnel could hinder our strategic planning and execution.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below sets forth information regarding the Company’s purchases of its common stock during its second fiscal quarter ended August 31, 2012:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
June 1, 2012—June 30, 2012	0	$0.00	0	$270.0 million
July 1, 2012—July 31, 2012	131,257	$51.24	57,611	$267.1 million
August 1, 2012—August 31, 2012	26	$60.21	0	$267.1 million

Total	131,283	$51.24	57,611	$267.1 million

(1)	During the three months ended August 31, 2012, the Company withheld an aggregate of 73,672 shares of its common stock from employees to satisfy minimum tax withholding obligations relating to the vesting of restricted share awards. These shares were not withheld pursuant to the program described in Note 2 below.
(2)	On March 28, 2012, the Company announced that its Board of Directors authorized the repurchase of up to $300.0 million of Red Hat’s common stock from time to time on the open market or in privately negotiated transactions. The program commenced on April 1, 2012, and will expire on the earlier of (i) March 31, 2014, or (ii) a determination by the Board of Directors, Chief Executive Officer or Chief Financial Officer to discontinue the program.

ITEM 6.	EXHIBITS

(a) List of Exhibits

Exhibit No.	Exhibit

10.1 *	Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the registrant’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

Date: October 5, 2012	By:	/S/ JAMES M. WHITEHURST
James M. Whitehurst President and Chief Executive Officer (Duly Authorized Officer on Behalf of the Registrant)

RED HAT, INC.

Date: October 5, 2012	By:	/S/ CHARLES E. PETERS, JR.
Charles E. Peters, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

RED HAT, INC.

Date: October 5, 2012	By:	/S/ MARK E. COOK
Mark E. Cook Vice President and Controller (Principal Accounting Officer)