Form 10-Q
period 2012-11-30
RED HAT INC
filed 2013-01-08
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

As of December 31, 2012, there were 193,194,373 shares of common stock outstanding.

RED HAT, INC.

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands—except share and per share amounts)

	November 30, 2012 (Unaudited)	February 29, 2012 (1)
ASSETS
Current assets:
Cash and cash equivalents	$605,911	$549,217
Investments in debt and equity securities, short-term	280,433	264,298
Accounts receivable, net of allowances for doubtful accounts of $1,663 and $1,877, respectively	254,787	255,180
Deferred tax assets, net	63,342	69,765
Prepaid expenses	83,809	81,266
Other current assets	2,010	1,629

Total current assets	$1,290,292	$1,221,355
Property and equipment, net of accumulated depreciation and amortization of $180,142 and $163,892, respectively	128,743	92,065
Goodwill	608,149	591,563
Identifiable intangibles, net	130,025	100,638
Investments in debt securities, long-term	463,553	446,838
Other assets, net	41,137	38,640

Total assets	$2,661,899	$2,491,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$155,768	$114,078
Deferred revenue	735,580	711,408
Other current obligations	1,082	819

Total current liabilities	$892,430	$826,305
Long-term deferred revenue	252,152	235,328
Other long-term obligations	36,095	30,649
Commitments and contingencies (NOTE 12 and NOTE 13)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 228,981,417 and 226,553,435 shares issued, and 193,479,006 and 192,654,636 shares outstanding at November 30, 2012 and February 29, 2012, respectively	23	23
Additional paid-in capital	1,770,525	1,709,082
Retained earnings	498,907	391,676
Treasury stock at cost, 35,502,411 and 33,898,799 shares at November 30, 2012 and February 29, 2012, respectively	(780,912)	(696,012)
Accumulated other comprehensive loss	(7,321)	(5,952)

Total stockholders’ equity	$1,481,222	$1,398,817

Total liabilities and stockholders’ equity	$2,661,899	$2,491,099

(1)	Derived from audited financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands—except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2012	November 30, 2011	November 30, 2012	November 30, 2011
Revenue:
Subscriptions	$294,186	$246,538	$845,557	$710,408
Training and services	49,420	43,488	135,375	125,684

Total subscription and training and services revenue	343,606	290,026	980,932	836,092

Cost of subscription and training and services revenue:
Cost of subscriptions	21,153	17,041	57,939	48,876
Cost of training and services	31,965	28,148	89,056	85,399

Total cost of subscription and training and services revenue	53,118	45,189	146,995	134,275

Gross profit	290,488	244,837	833,937	701,817
Operating expense:
Sales and marketing	133,792	107,561	378,240	304,617
Research and development	68,655	53,739	191,901	153,515
General and administrative	38,122	29,965	109,847	92,277
Facility exit costs (NOTE 12)	—	—	3,142	—

Total operating expense	240,569	191,265	683,130	550,409

Income from operations	49,919	53,572	150,807	151,408
Interest income	1,936	2,075	6,384	6,138
Other income (expense), net	(730)	(227)	502	(167)

Income before provision for income taxes	51,125	55,420	157,693	157,379
Provision for income taxes	16,360	17,180	50,462	46,722

Net income	$34,765	$38,240	$107,231	$110,657

Basic net income per common share	$0.18	$0.20	$0.56	$0.57

Diluted net income per common share	$0.18	$0.19	$0.55	$0.56

Weighted average shares outstanding
Basic	193,374	193,393	193,127	193,162
Diluted	195,666	196,468	195,898	196,493

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2012	November 30, 2011	November 30, 2012	November 30, 2011
Net income	$34,765	$38,240	$107,231	$110,657
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	5,485	(6,575)	(2,593)	(3,960)
Unrealized gain (loss) on securities during period	705	(924)	2,002	(1,411)
Reclassification for gain recognized during period	(399)	(38)	(778)	(1,354)

Total other comprehensive income (loss), net of tax	5,791	(7,537)	(1,369)	(6,725)

Comprehensive income	$40,556	$30,703	$105,862	$103,932

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2012	November 30, 2011	November 30, 2012	November 30, 2011
Cash flows from operating activities:
Net income	$34,765	$38,240	$107,231	$110,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,126	12,392	44,773	38,278
Share-based compensation expense	26,678	20,770	72,743	55,710
Deferred income taxes	6,686	17,015	29,749	36,225
Excess tax benefits from share-based payment arrangements	(8,100)	(7,626)	(27,900)	(24,298)
Other	(552)	(233)	(2,393)	(550)
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable	(35,291)	(35,014)	534	(23,429)
Prepaid expenses	2,652	(3,096)	(4,314)	(6,324)
Accounts payable and accrued expenses	21,554	22,206	47,903	21,595
Deferred revenue	35,207	32,046	56,515	56,167
Other	431	(144)	3,572	(159)

Net cash provided by operating activities	100,156	96,556	328,413	263,872

Cash flows from investing activities:
Purchase of investment in debt securities available for sale	(123,318)	(329,730)	(631,087)	(731,016)
Proceeds from sales and maturities of investment in debt securities available for sale	169,743	196,991	587,522	578,267
Acquisition of business, net of cash acquired	(21,188)	(135,210)	(31,239)	(135,210)
Purchase of other intangible assets	(5,577)	(643)	(32,440)	(4,245)
Purchase of property and equipment	(28,309)	(11,115)	(64,552)	(31,294)
Other	(66)	(1,622)	264	(1,276)

Net cash used in investing activities	(8,715)	(281,329)	(171,532)	(324,774)

Cash flows from financing activities:
Excess tax benefits from share-based payment arrangements	8,100	7,626	27,900	24,298
Proceeds from exercise of common stock options	4,294	7,139	10,810	15,552
Payments related to net settlement of share-based compensation awards	(22,924)	(20,118)	(45,612)	(32,103)
Purchase of treasury stock	(52,018)	—	(84,900)	(56,952)
Payments on other borrowings	(205)	(70)	(682)	(759)

Net cash used in financing activities	(62,753)	(5,423)	(92,484)	(49,964)

Effect of foreign currency exchange rates on cash and cash equivalents	5,647	(20,597)	(7,703)	(5,099)

Net increase (decrease) in cash and cash equivalents	34,335	(210,793)	56,694	(115,965)
Cash and cash equivalents at beginning of the period	571,576	737,458	549,217	642,630

Cash and cash equivalents at end of the period	$605,911	$526,665	$605,911	$526,665

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—Company

Red Hat, Inc., incorporated in Delaware, together with its subsidiaries (“Red Hat” or the “Company”) is a global leader in providing open source software solutions to the enterprise. The Company is also the market leader in providing enterprise-ready open source operating system platforms. The Company applies its technology leadership to create its: enterprise operating platform, Red Hat Enterprise Linux; enterprise middleware platform, Red Hat JBoss Middleware; virtualization solutions and other infrastructure technology solutions, based on open source technology. The Company’s enterprise solutions are intended to meet the functionality requirements and performance demands of the enterprise and third-party computer hardware and software applications that are critical to the enterprise. The Company provides these solutions through content distribution and management services, Red Hat Network, Red Hat Network Satellite and Red Hat JBoss Operations Network, which allow various Red Hat enterprise technologies to be updated and configured and the performance of these and other technologies to be monitored in an automated fashion. These solutions reflect the Company’s continuing commitment to provide an enterprise-wide infrastructure platform and developer solutions based on open source technology. The Company derives its revenue and generates its cash from customers primarily from two sources: (i) subscriptions for its enterprise technologies and (ii) training and services revenue, as further described in NOTE 2—Summary of Significant Accounting Policies contained in the Company’s Annual report on Form 10-K for the year ended February 29, 2012.

NOTE 2—Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements as of and for the three months and nine months ended November 30, 2012 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months and nine months ended November 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2013. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting. For further information, see the Company’s Consolidated Financial Statements, including notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012.

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

Recent Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), to simplify how entities test intangibles with indefinite lives for impairment. ASU 2012-02 gives entities the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an intangible asset is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a quantitative impairment test as described in Subtopic 350-30 must be performed. ASU 2012-02 is effective for the Company in the first quarter of its fiscal year ending February 28, 2014 but is eligible for early adoption. The Company does not believe that this updated standard will have a significant impact on its consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities (ASU 2011-11), to require entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. ASU 2011-11 is effective for the Company in the first quarter of its fiscal year ending February 28, 2014. The Company does not believe that this updated standard will have a significant impact on its consolidated financial statements.

NOTE 3—Changes in Equity

The following table summarizes the changes in the Company’s stockholders’ equity, including other comprehensive income, during the three months ended November 30, 2012 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at August 31, 2012	$23	$1,761,524	$464,142	$(728,894)	$(13,112)	$1,483,683
Net income	—	—	34,765	—	—	34,765
Foreign currency translation adjustment	—	—	—	—	5,485	5,485
Unrealized gain (loss) on securities during period, net of tax	—	—	—	—	705	705
Reclassification for gain recognized during period	—	—	—	—	(399)	(399)
Exercise of common stock options	—	4,294	—	—	—	4,294
Common stock repurchase (see NOTE 10)	—	—	—	(52,018)	—	(52,018)
Share-based compensation expense	—	26,678	—	—	—	26,678
Tax benefits related to share-based awards	—	953	—	—	—	953
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(22,924)	—	—	—	(22,924)

Balance at November 30, 2012	$23	$1,770,525	$498,907	$(780,912)	$(7,321)	$1,481,222

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the changes in the Company’s stockholders’ equity, including other comprehensive income, during the three months ended November 30, 2011 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at August 31, 2011	$22	$1,664,433	$317,467	$(619,744)	$(1,007)	$1,361,171
Net income	—	—	38,240	—	—	38,240
Foreign currency translation adjustment	—	—	—	—	(6,575)	(6,575)
Unrealized gain (loss) on securities during period, net of tax	—	—	—	—	(924)	(924)
Reclassification for gain recognized during period	—	—	—	—	(38)	(38)
Exercise of common stock options	1	7,138	—	—	—	7,139
Common stock repurchase (see NOTE 10)	—	—	—	—	—	—
Share-based compensation expense	—	20,770	—	—	—	20,770
Assumed employee share-based awards from acquisitions	—	1,244	—	—	—	1,244
Tax benefits related to share-based awards	—	6,488	—	—	—	6,488
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(20,118)	—	—	—	(20,118)

Balance at November 30, 2011	$23	$1,679,955	$355,707	$(619,744)	$(8,544)	$1,407,397

The following table summarizes the changes in the Company’s stockholders’ equity, including other comprehensive income, during the nine months ended November 30, 2012 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at February 29, 2012	$23	$1,709,082	$391,676	$(696,012)	$(5,952)	$1,398,817
Net income	—	—	107,231	—	—	107,231
Foreign currency translation adjustment	—	—	—	—	(2,593)	(2,593)
Unrealized gain (loss) on securities during period, net of tax	—	—	—	—	2,002	2,002
Reclassification for gain recognized during period	—	—	—	—	(778)	(778)
Exercise of common stock options	—	10,810	—	—	—	10,810
Common stock repurchase (see NOTE 10)	—	—	—	(84,900)	—	(84,900)
Share-based compensation expense	—	72,743	—	—	—	72,743
Tax benefits related to share-based awards	—	23,502	—	—	—	23,502
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(45,612)	—	—	—	(45,612)

Balance at November 30, 2012	$23	$1,770,525	$498,907	$(780,912)	$(7,321)	$1,481,222

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the changes in the Company’s stockholders’ equity, including other comprehensive income, during the nine months ended November 30, 2011 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at February 28, 2011	$22	$1,610,238	$245,050	$(562,792)	$(1,819)	$1,290,699
Net income	—	—	110,657	—	—	110,657
Foreign currency translation adjustment	—	—	—	—	(3,960)	(3,960)
Unrealized gain (loss) on securities during period, net of tax	—	—	—	—	(1,411)	(1,411)
Reclassification for gain recognized during period	—	—	—	—	(1,354)	(1,354)
Exercise of common stock options	1	15,551	—	—	—	15,552
Common stock repurchase (see NOTE 10)	—	—	—	(56,952)	—	(56,952)
Share-based compensation expense	—	55,710	—	—	—	55,710
Assumed employee share-based awards from acquisitions	—	1,244	—	—	—	1,244
Tax benefits related to share-based awards	—	29,315	—	—	—	29,315
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(32,103)	—	—	—	(32,103)

Balance at November 30, 2011	$23	$1,679,955	$355,707	$(619,744)	$(8,544)	$1,407,397

NOTE 4—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of purchased technologies, customer and reseller relationships, trademarks, copyrights and patents. These assets are amortized over each of their estimated useful life, generally on a straight-line basis with the exception of customer contracts and relationships which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit. Useful lives range from three to ten years. As of November 30, 2012 and February 29, 2012, trademarks with an indefinite estimated useful life totaled $10.1 million and $9.5 million, respectively. The following is a summary of identifiable intangible assets (in thousands):

	November 30, 2012			February 29, 2012
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$91,898	$(25,443)	$66,455	$62,851	$(20,491)	$42,360
Purchased technologies	65,640	(43,953)	21,687	58,781	(39,390)	19,391
Customer and reseller relationships	96,621	(54,738)	41,883	86,951	(48,064)	38,887

Total identifiable intangible assets	$254,159	$(124,134)	$130,025	$208,583	$(107,945)	$100,638

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The balances in identifiable intangible assets as of November 30, 2012 include $13.3 million of identifiable intangible assets acquired as part of two business combinations completed during the nine months ended November 30, 2012. See NOTE 14—Business Combinations to our Consolidated Financial Statements for further discussion related to business combinations.

Patents purchased during the nine months ended November 30, 2012 totaled $22.4 million.

Amortization expense associated with identifiable intangible assets recognized in the Company’s Consolidated Financial Statements for the three months and nine months ended November 30, 2012 and November 30, 2011 is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2012	November 30, 2011	November 30, 2012	November 30, 2011
Cost of revenue	$1,433	$669	$3,252	$2,864
Sales and marketing	2,076	1,957	6,272	5,874
Research and development	959	940	2,877	3,254
General and administrative	1,476	905	3,800	2,616

Total amortization expense	$5,944	$4,471	$16,201	$14,608

NOTE 5—Income Taxes

Income Tax Expense

The following table summarizes the Company’s tax provision for the three months and nine months ended November 30, 2012 and November 30, 2011:

	Three Months Ended		Nine Months Ended
	November 30, 2012	November 30, 2011	November 30, 2012	November 30, 2011
Provision for income taxes:
Income before provision for income taxes	$51,125	$55,420	$157,693	$157,379
Estimated annual effective tax rate on current year ordinary income	32%	31%	32%	31%

Provision for income taxes on current year ordinary income	16,360	17,180	50,462	48,788
Net discrete tax benefit from a reversal of the valuation allowance on the net operating loss of a foreign subsidiary	—	—	—	2,066

Provision for income taxes	$16,360	$17,180	$50,462	$46,722

The Company’s estimated annual effective tax rates of 32% for the year ending February 28, 2013 and 31% for the year ended February 29, 2012 differ from the U.S. federal statutory rate of 35% principally due to foreign income taxed at lower rates.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Deferred Taxes

As of November 30, 2012 deferred tax assets (current and non-current) totaled $80.5 million, of which $2.3 million was offset by a valuation allowance. The Company continues to maintain a valuation allowance against its deferred tax assets with respect to certain foreign net operating loss (“NOL”) carryforwards.

As of November 30, 2012, the Company had U.S. federal and state NOL carryforwards of approximately $6.4 million and $81.0 million, respectively. As of November 30, 2012, the Company had a U.S. federal research tax credit carryforward of approximately $37.3 million. The tax credit carryforwards are scheduled to expire in varying amounts beginning in the fiscal year ending February 28, 2013.

Unrecognized tax benefits

The Company’s unrecognized tax benefits were $45.7 million as of November 30, 2012 and $43.8 million as of February 29, 2012. The Company’s unrecognized tax benefits at November 30, 2012 and February 29, 2012, which, if recognized, would affect the Company’s effective tax rate were $39.0 million and $39.9 million, respectively.

During the nine months ended November 30, 2012, the amount of unrecognized tax benefits increased $1.9 million, primarily as a result of increases with respect to tax positions taken during prior periods. The results and timing of the resolution of tax audits is highly uncertain and the Company is unable to estimate the range of possible changes to the balance of unrecognized tax benefits. However, the Company does not currently expect that within the next 12 months the total amount of unrecognized tax benefits will significantly increase or decrease. It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as income tax expense. Accrued interest and penalties related to unrecognized tax benefits totaled $3.8 million and $3.5 million as of November 30, 2012 and February 29, 2012, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of November 30, 2012. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs:

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

The Company is currently undergoing an income tax examination by the U.S. Internal Revenue Service with respect to its fiscal year ended February 28, 2010.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at November 30, 2012 (in thousands):

	As of November 30, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$394,027	$394,027	$—	$—
Interest-bearing deposits (1)	70,118	—	70,118	—
Available-for-sale securities (1):
Commercial paper	48,993	—	48,993	—
U.S. agency securities	375,798	—	375,798	—
Municipal bonds	4,064	—	4,064	—
Corporate securities	264,449	—	264,449	—
Foreign government securities	9,930	—	9,930	—
Equity securities (1)	678	678	—	—
Foreign currency derivatives (2)	51	—	51	—
Liabilities:
Foreign currency derivatives (3)	(78)	—	(78)	—

Total	$1,168,030	$394,705	$773,325	$—

(1)	Included in either Cash and cash equivalents or Investments in debt and equity securities in the Company’s Consolidated Balance Sheet at November 30, 2012, in addition to $181.8 million of cash.
(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at November 30, 2012.
(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at November 30, 2012.

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at February 29, 2012 (in thousands):

	As of February 29, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$322,207	$322,207	$—	$—
Interest-bearing deposits (1)	445	—	445	—
Available-for-sale securities (1):
U.S. Treasury securities	250	250	—	—
Commercial paper	46,478	—	46,478	—
U.S. agency securities	354,830	—	354,830	—
Municipal bonds	13,154	—	13,154	—
Corporate securities	323,463	—	323,463	—
Foreign government securities	1,356	—	1,356	—
Equity securities (1)	1,275	1,275	—	—
Foreign currency derivatives (2)	147	—	147	—
Liabilities:
Foreign currency derivatives (3)	(473)	—	(473)	—

Total	$1,063,132	$323,732	$739,400	$—

(1)	Included in either Cash and cash equivalents or Investments in debt and equity securities in the Company’s Consolidated Balance Sheet at February 29, 2012 in addition to $196.9 million of cash.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at February 29, 2012.
(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at February 29, 2012.

The following table represents the Company’s investments measured at fair value as of November 30, 2012 (in thousands):

	Amortized Cost			Aggregate Fair Value	Balance Sheet Classification
		Gross Unrealized			Cash Equivalent Marketable Securities	Short-term Marketable Securities	Long-term Marketable Securities
		Gains	Losses(1)
Money markets	$394,027	$—	$—	$394,027	$394,027	$—	$—
Interest-bearing deposits	70,118	—	—	70,118	—	70,118	—
Commercial paper	48,992	1	—	48,993	30,044	18,949	—
U.S. agency securities	375,521	338	(61)	375,798	—	48,363	327,435
Municipal bonds	4,059	5	—	4,064	—	4,064	—
Corporate securities	263,598	1,029	(178)	264,449	—	128,331	136,118
Foreign government securities	9,928	2	—	9,930	—	9,930	—
Equity securities	12	666	—	678	—	678	—

Total	$1,166,255	$2,041	$(239)	$1,168,057	$424,071	$280,433	$463,553

(1)	As of November 30, 2012, there were $0.2 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer.

The following table represents the Company’s investments measured at fair value as of February 29, 2012 (in thousands):

					Balance Sheet Classification
	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Cash Equivalent Marketable Securities	Short-term Marketable Securities	Long-term Marketable Securities
		Gains	Losses(1)
Money markets	$322,207	$—	$—	$322,207	$322,207	$—	$—
Interest-bearing deposits	445	—	—	445	—	445	—
U.S. Treasury securities	250	—	—	250	—	250	—
Commercial paper	46,475	3	—	46,478	29,496	16,982	—
U.S. agency securities	354,758	172	(100)	354,830	—	38,943	315,887
Municipal bonds	13,103	51	—	13,154	—	13,154	—
Corporate securities	324,832	490	(1,859)	323,463	619	191,893	130,951
Foreign government securities	1,355	1	—	1,356	—	1,356	—
Equity securities	29	1,246	—	1,275	—	1,275	—

Total	$1,063,454	$1,963	$(1,959)	$1,063,458	$352,322	$264,298	$446,838

(1)	As of February 29, 2012, there were $0.1 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer.

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

The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows as of November 30, 2012 and for the three months and nine months then ended (in thousands):

	As of November 30, 2012				Three Months Ended November 30, 2012	Nine Months Ended November 30, 2012
	Balance Sheet Location	Fair Value	Notional Value	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$51	$11,417	Other income (expense), net	$226	$800
Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	$(78)	$30,705	Other income (expense), net	$(281)	$(1,423)

TOTAL		$(27)	$42,122		$(55)	$(623)

The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows as of November 30, 2011 and for the three months and nine months then ended (in thousands):

	As of November 30, 2011				Three Months Ended November 30, 2011	Nine Months Ended November 30, 2011
	Balance Sheet Location	Fair Value	Notional Value	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$39	$8,764	Other income (expense), net	$203	$1,202
Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	$(157)	$21,111	Other income (expense), net	$(1,434)	$(2,151)

TOTAL		$(118)	$29,875		$(1,231)	$(949)

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

The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements for the three months and nine months ended November 30, 2012 and November 30, 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2012	November 30, 2011	November 30, 2012	November 30, 2011
Cost of revenue	$2,444	$2,245	$6,777	$5,877
Sales and marketing	8,875	7,157	23,962	18,829
Research and development	7,935	5,368	22,040	14,445
General and administrative	7,424	6,000	19,964	16,559

Total share-based compensation	$26,678	$20,770	$72,743	$55,710

Share-based compensation expense qualifying for capitalization was insignificant for each of the three months and nine months ended November 30, 2012 and November 30, 2011. Accordingly, no share-based compensation expense was capitalized during the three months and nine months ended November 30, 2012 and November 30, 2011.

Estimated annual forfeitures—An estimated forfeiture rate of 10.0% per annum, which approximates the Company’s historical rate, was applied to options and nonvested share units. Awards are adjusted to actual forfeiture rates at vesting. The Company reassesses its estimated forfeiture rate annually or when new information, including actual forfeitures, indicate a change is appropriate.

During the three months and nine months ended November 30, 2012, the Company granted the following share-based awards:

	Three Months Ended November 30, 2012		Nine Months Ended November 30, 2012
	Shares and Shares Underlying Awards	Weighted Average Per Share Fair Value	Shares and Shares Underlying Awards	Weighted Average Per Share Fair Value
Stock options	71,579	$23.11	94,142	$23.47
Service-based shares and share units	1,648,473	$54.66	2,105,152	$54.80
Performance share units—target (1)	—	$—	306,900	$52.23
Performance share awards (2)	—	$—	128,000	$51.38

Total awards	1,720,052	$53.35	2,634,194	$53.22

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(1)	On May 23, 2012, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved the performance objectives to be used with, and authorized the grant of, performance share units (“PSUs”) in FY2013 with payouts based on the Company’s financial performance according to a formula specified in, and subject to the terms and conditions of, the form of financial performance-based PSU award agreement approved by the Compensation Committee on May 25, 2011 (the “Operating Performance PSU Agreement”). On the same date, the Compensation Committee approved the performance objective to be used with, and authorized the grant of, PSUs in FY2013 with payouts based on the performance of the Company’s common stock according to a formula specified in, and subject to the terms and conditions of, the form of stock-performance based PSU award agreement approved by the Compensation Committee on May 25, 2011 (the “Share Price Performance PSU Agreement”). Under the Operating Performance PSU Agreement, an executive will be granted an award for a target number of PSUs, and depending on the Company’s financial performance, the executive may earn up to 200% of the target number of PSUs (the “Maximum PSUs”) over a performance period with three separate performance segments corresponding to three fiscal years of the Company. Up to 25% of the Maximum PSUs may be earned in respect of the first performance segment; up to 50% of the Maximum PSUs may be earned in respect of the second performance segment, less the amount earned in the first performance segment; and up to 100% of the Maximum PSUs may be earned in respect of the third performance segment, less the amount earned in the first and second performance segments. Under the Share Price Performance PSU Agreement, an executive will be granted an award for a target number of PSUs, and depending on the performance of the Company’s common stock over a thirty-six month period beginning on March 1, 2012 (the “Share Price Performance Period”), the executive may earn up to 200% of the target number of PSUs. The number of PSUs earned, according to the formula specified in the Share Price Performance PSU Agreement, will be determined based on a comparison of the performance of the Company’s stock price relative to the performance of the stock price of specified peer companies during the Share Price Performance Period. This performance is measured by the change in the average price of common stock calculated over the ninety-day periods ending at both the beginning and the end of the Share Price Performance Period.
(2)	On May 23, 2012, the Compensation Committee approved the performance objective to be used with, and authorized the grant of, performance-based restricted stock awards (“RSAs”) in FY2013 subject to the terms and conditions of the form of RSA award agreement approved by the Compensation Committee on May 19, 2010 (the “Performance RSA Agreement”). Under the Performance RSA Agreement, executives are awarded shares of the Company’s common stock subject to achievement of a specified dollar amount of total revenues established by the Committee as the performance objective for FY2013 (the “RSA Performance Goal”). If the Company fails to achieve the RSA Performance Goal for FY2013, then all shares of restricted stock subject to the award are forfeited. If the Company achieves the RSA Performance Goal for FY2013, 25% of the restricted stock vests on July 16, 2013, and the remainder vests ratably on a quarterly basis over the course of the subsequent three–year period, provided that the executive’s business relationship with the Company has not ceased.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table reconciles the numerators and denominators of the earnings per share calculation for the three months and nine months ended November 30, 2012 and November 30, 2011 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 30, 2012	November 30, 2011	November 30, 2012	November 30, 2011
Net income, basic and diluted	$34,765	$38,240	$107,231	$110,657

Weighted average common shares outstanding	193,374	193,393	193,127	193,162
Incremental shares attributable to assumed vesting or exercise of outstanding equity awards shares	2,292	3,075	2,771	3,331

Diluted shares	195,666	196,468	195,898	196,493

Diluted net income per share	$0.18	$0.19	$0.55	$0.56

The following shares awards are not included in the computation of diluted earnings per share because the aggregate value of proceeds considered received upon either exercise or vesting were greater than the average market price of the Company’s common stock during the related periods and the effect of including such share awards in the computation would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2012	November 30, 2011	November 30, 2012	November 30, 2011
Number of shares considered anti-dilutive for calculating diluted EPS	920	771	68	286

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

As of November 30, 2012, the amount available under the program for the repurchase of the Company’s common stock was $215.1 million.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 11—Segment Reporting

The following summarizes revenue and income (loss) from operations for the three months and nine months ended November 30, 2012 and November 30, 2011 and total assets and total cash, cash equivalents and available-for-sale investment securities as of November 30, 2012 and November 30, 2011 by geographic segment (in thousands):

	Americas	EMEA	Asia Pacific	Corporate (1)	Total

	Three Months Ended November 30, 2012
Revenue from unaffiliated customers	$220,277	$74,188	$49,141	$—	$343,606
Income (loss) from operations	$47,250	$17,924	$11,423	$(26,678)	$49,919

	Three Months Ended November 30, 2011
Revenue from unaffiliated customers	$183,959	$65,967	$40,100	$—	$290,026
Income (loss) from operations	$46,442	$18,803	$9,097	$(20,770)	$53,572

	Nine Months Ended November 30, 2012
Revenue from unaffiliated customers	$633,404	$207,670	$139,858	$—	$980,932
Income (loss) from operations	$132,739	$55,854	$34,957	$(72,743)	$150,807
Cash, cash equivalents and available-for-sale investments	$882,744	$328,411	$138,742	$—	$1,349,897
Total assets	$1,984,289	$473,455	$204,155	$—	$2,661,899

	Nine Months Ended November 30, 2011
Revenue from unaffiliated customers	$526,078	$192,452	$117,562	$—	$836,092
Income (loss) from operations	$122,220	$56,011	$28,887	$(55,710)	$151,408
Cash, cash equivalents and available-for-sale investments	$872,193	$271,022	$73,552	$—	$1,216,767
Total assets	$1,854,350	$373,651	$152,273	$—	$2,380,274

(1)	Amounts represent share-based compensation expense for each of the three months and nine months ended November 30, 2012 and November 30, 2011, which was not allocated to geographic segments.

The following table lists, for the three months and nine months ended November 30, 2012 and November 30, 2011, revenue from unaffiliated customers in the United States, the Company’s country of domicile, revenue from unaffiliated customers in Japan, which in terms of revenue, was the only individual country outside the United States approaching 10% or more of revenue and revenue from other foreign countries.

	Three Months Ended		Nine Months Ended
	November 30, 2012	November 30, 2011	November 30, 2012	November 30, 2011
United States, the Company’s country of domicile	$193,592	$159,875	$556,675	$457,203
Japan	25,987	22,901	75,206	66,781
Other foreign	124,027	107,250	349,051	312,108

Total revenue from unaffiliated customers	$343,606	$290,026	$980,932	$836,092

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Total tangible long-lived assets located in the United States, the Company’s country of domicile, and similar tangible long-lived assets held outside the United States are summarized in the following table as of November 30, 2012 and February 29, 2012:

	As of November 30, 2012	As of February 29, 2012
United States, the Company’s country of domicile	$92,225	$63,069
Foreign	36,518	28,996

Total tangible long-lived assets	$128,743	$92,065

For the three months ended November 30, 2012, approximately 12% of our revenue was generated by the U.S. government and its agencies. For the three months ended November 30, 2011 there were no individual customers from which the Company generated 10% or greater revenue.

For the nine months ended November 30, 2012, approximately 11% of our revenue was generated by the U.S. government and its agencies. For the nine months ended November 30, 2011 there were no individual customers from which the Company generated 10% or greater revenue.

NOTE 12—Commitments and Contingencies

Operating Leases

As of November 30, 2012, the Company leased office space and certain equipment under various non-cancelable operating leases. Rent expense under operating leases was $6.8 million and $6.0 million for the three months ended November 30, 2012 and November 30, 2011, respectively. Rent expense under operating leases for the nine months ended November 30, 2012 and November 30, 2011 was $19.8 million and $18.2 million, respectively.

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

In May 2012, the Company entered into a sublease agreement with an unrelated third-party to lease one of the two facilities. As a result, the Company has recognized a loss of $3.1 million for the nine months ended November 30, 2012 which represents the excess of the Company’s remaining obligation on the space over the agreed sublease income.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Amortization of related leasehold improvements has been accelerated to coincide with the Company’s exit from the two facilities. This change in estimated useful life resulted in incremental depreciation expense of $0.4 million and $2.5 million for the three months and nine months ended November 30, 2012, respectively, and is included in general and administration expense on the Company’s Consolidated Statement of Operations.

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

NOTE 14—Business Combinations

Acquisition of Gluster, Inc.

On October 7, 2011, the Company completed its acquisition of all issued and outstanding shares of Gluster, Inc. (“Gluster”), a provider of scale-out, open source storage solutions. The acquisition expands the Company’s enterprise software offerings to include management of unstructured data. Under the terms of the purchase agreement, the consideration transferred by the Company totaled $137.2 million. The Company incurred $0.5 million in transaction costs including legal and accounting fees relating to the acquisition. These costs have been expensed as incurred and included in general and administrative expense on the Consolidated Statement of Operations for the three months and nine months ended November 30, 2011.

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

(Unaudited)

Pro forma consolidated financial information

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three months and nine months ended November 30, 2011 (in thousands, except per share amounts) as if the acquisition of Gluster had occurred at March 1, 2011, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisition actually taken place at the beginning of the period.

	Three Months Ended November 30, 2011	Nine Months Ended November 30, 2011
Revenue (1)	$290,075	$836,356
Net income	36,610	105,316
Basic net income per common share	$0.19	$0.55
Diluted net income per common share	$0.19	$0.54

(1)	Pro forma revenue attributed to Gluster is net of a nonrecurring $0.7 million fair value adjustment for deferred revenue.

Related-party matters

Dr. Naren Gupta, a director of Red Hat since 2005, was a director of Gluster and is the Managing Director of Nexus Venture Partners (“Nexus”), a venture capital fund that was a principal investor in Gluster. Nexus held approximately 36.4% percent of the shares of Gluster capital stock and vested options outstanding on the closing date.

Dr. Gupta did not attend the meeting at which Red Hat’s Board of Directors (the “Board”) approved the transaction and recused himself from Board deliberations with respect to the transaction. The purchase price in the transaction was determined through arms-length negotiations between Red Hat and Gluster.

Other acquisitions

During the nine months ended November 30, 2012, the Company entered into agreements to acquire two businesses operating in the middleware space. These acquisitions include technologies that are complementary to the Company’s JBoss middleware technology. One acquisition, which included certain assets and related operations acquired from Polymita Technologies S.L., closed on August 28, 2012. The second acquisition closed on September 7, 2012 and included certain assets and related operations acquired from FuseSource, a division of Progress Software Corporation. Transaction fees related to these two acquisitions totaled $1.0 million for the nine months ended November 30, 2012 and are included in general and administrative expense on the Company’s Consolidated Statement of Operations for the nine months ended November 30, 2012.

The business acquisitions did not have a significant impact on the Company’s financial results for the three months and nine months ended November 30, 2012, accordingly pro forma financial results are not provided.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Goodwill

The following is a summary of changes in goodwill for the nine months ended November 30, 2012 (in thousands):

Balance at February 29, 2012	$591,563
Other business acquisitions	17,462
Impact of foreign currency fluctuations and other adjustments	(876)

Balance at November 30, 2012	$608,149

NOTE 15—Subsequent Events

On December 21, 2012, the Company completed its acquisition of ManageIQ, Inc. (“ManageIQ”), a leading provider of enterprise cloud management and automation software that enables organizations to deploy, manage and optimize private clouds, virtualized infrastructures and virtual desktops.

The consideration paid by the Company was $104.5 million in cash, subject to adjustment based on the working capital of ManageIQ as of the closing date.

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

Revenue. For the three months ended November 30, 2012, total revenue increased 18.5% or $53.6 million to $343.6 million from $290.0 million for the three months ended November 30, 2011. Subscription revenue increased 19.3% or $47.6 million, driven primarily by additional subscriptions related to our principal Red Hat Enterprise Linux (“RHEL”) technologies, which continue to gain broader market acceptance in mission-critical areas of computing, and our expansion of sales channels and geographic footprint. The increase is, in part, a result of the continued migration of enterprises in industries such as financial services, government, technology and telecommunications to our open source solutions from proprietary technologies. Training and services revenue increased 13.6% or $5.9 million for the three months ended November 30, 2012 as compared to the three months ended November 30, 2011. We believe that the growth rate for our training and services revenue was adversely affected by an overall macroeconomic environment in which enterprises remained cautious with respect to discretionary items such as training and consulting and by our efforts to enable channel partners to provide consulting services that can generate additional subscription revenue for us.

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

Deferred Revenue. Our deferred revenue, current and long-term, balance at November 30, 2012 was $987.7 million. Because of our subscription model and revenue recognition policies, deferred revenue improves predictability of future revenue. Deferred revenue at November 30, 2012 increased $41.0 million or 4.3% as compared to the balance at February 29, 2012 of $946.7 million.

The increase in deferred revenue reported on our Consolidated Balance Sheets of $41.0 million differs from the $56.5 million increase in deferred revenue we reported on our Consolidated Statements of Cash Flows for the nine months ended November 30, 2012 due to changes in foreign currency exchange rates used to translate deferred revenue balances from our foreign subsidiaries’ functional currency into U.S. dollars.

Subscription revenue. Our enterprise technologies are sold under subscription agreements. These agreements typically have a one- or three-year subscription period. The subscription entitles the end user to maintenance, which generally consists of a specified level of support, as well as security updates, fixes, functionality enhancements and upgrades to the technology, when and if available, during the term of the subscription. Our customers have the ability to purchase higher levels of subscriptions that increase the level of support the customer is entitled to receive. Subscription revenue increased sequentially for the first, second and third quarters of fiscal 2013 and each quarter of fiscal 2012, 2011 and 2010 and is being driven primarily by the increased market acceptance and use of open source software by the enterprise and our expansion of sales channels and geographic footprint during these periods.

Revenue by geography. For the three months ended November 30, 2012, approximately $150.0 million or 43.7% of our revenue was generated outside the United States compared to approximately $130.2 million or 44.9% for the three months ended November 30, 2011. Our international operations are expected to grow as our international sales force and channels become more mature and as we enter new locations or expand our presence in existing locations. As of November 30, 2012, we had offices in more than 75 locations throughout the world.

We operate our business in three geographic regions: the Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Japan, Singapore, India, Australia, South Korea and China). Revenue generated by the Americas, EMEA and APAC for the three months ended November 30, 2012 totaled $220.3 million, $74.2 million and $49.1 million, respectively, which resulted in year-over-year revenue growth in the Americas, EMEA and APAC of 19.7%, 12.5% and 22.5% respectively. Our growth rate in EMEA was adversely affected by fluctuations in exchanges rates between the U.S. Dollar and the Euro. Excluding the impact of foreign currency exchange rates, EMEA revenue grew 19.6% for the three months ended November 30, 2012 as compared to the three months ended November 30, 2011. As we expand further within each region, we anticipate revenue growth rates in local currencies to be similar among our geographic regions due to the similarity of products and services offered and the similarity in customer types or classes.

Gross profit. Overall gross profit margin increased to 84.5% for the three months ended November 30, 2012 from 84.4% for the three months ended November 30, 2011 due to a product-mix shift from training and services to subscriptions.

Gross profit margin by geography. Gross profit margins generated by our geographic segments for the three months ended November 30, 2012 were as follows: Americas—84.8%, EMEA—88.4% and APAC—84.9%. For the three months ended November 30, 2011, gross profit margins generated by our geographic segments were as follows: Americas—85.0%, EMEA—86.7% and APAC—83.5%. As we continue to expand our sales and support services within our geographic segments, we expect gross profit margins to further converge over the long run due to the similarity of products and services offered, similarity in production and distribution methods and the similarity in customer types or classes. These geographic profit margins exclude the impact of share-based compensation expense, which was not allocated to our geographic segments.

Income from operations. Operating income was 14.5% and 18.5% of total revenue for the three months ended November 30, 2012 and November 30, 2011, respectively. The decrease in operating income as a percentage of revenue was due to investments made to expand our sales and marketing and research and development functions as well as costs incurred to relocate our headquarters, update our data processing systems and acquire two businesses. These investments, which are described further in our analysis of results of operations below, increased operating expenses as a percent of revenue to 70.0% for the three months ended November 30, 2012 from 65.9% for the three months ended November 30, 2011.

Income from operations by geography. Operating income as a percentage of revenue generated by our geographic segments for the three months ended November 30, 2012 was as follows: Americas—21.5%, EMEA—24.2% and APAC—23.2%. For the three months ended November 30, 2011, income from operations as a percentage of revenue generated by our geographic segments was as follows: Americas—25.2%, EMEA—28.5% and APAC—22.7%. These geographic operating margins exclude the impact of share-based compensation expense, which was not allocated to our geographic segments.

Cash, cash equivalents, investments in debt and equity securities and cash flow from operations. Cash, cash equivalents and short-term and long-term available-for-sale investments in securities balances at November 30, 2012 totaled $1.35 billion. Cash generated from operating activities for the three months and nine months ended November 30, 2012 totaled $100.2 million and $328.4 million, respectively, which represents increases of 3.7% and 24.5% in operating cash flow as compared to the three months and nine months ended November 30, 2011, respectively. These increases are due to increases in subscription and services revenues, billings and collections during the same periods.

Our significant cash and investment balances give us a measure of flexibility to take advantage of opportunities such as acquisitions, increasing investment in international areas and repurchasing our common stock.

Foreign currency exchange rates’ impact on results of operations. Approximately 43.7% of our revenue for the three months ended November 30, 2012 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions results in increased revenue and operating expenses from operations for our non-U.S. operations. Similarly, our revenue and operating expenses will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from the third quarter of our prior fiscal year ended February 29, 2012, our revenue and operating expenses from non-U.S. operations for the three months ended November 30, 2012 would have been higher than we reported by approximately $6.7 million and $4.8 million, respectively, which would have resulted in income from operations being higher by $1.9 million.

Using the average foreign currency exchange rates for the nine months ended November 30, 2011, our revenue and operating expenses from non-U.S. operations for the nine months ended November 30, 2012 would have been higher than we reported by approximately $29.3 million and $21.4 million, respectively, which would have resulted in income from operations being higher by $7.9 million.

Business combinations. During the nine months ended November 30, 2012, we acquired two businesses operating in the middleware space. These acquisitions include technologies that are complementary to our JBoss middleware technology. One acquisition, which included certain assets and related operations acquired from Polymita Technologies S.L., closed on August 28, 2012. The second acquisition closed on September 7, 2012 and included certain assets and related operations acquired from FuseSource, a division of Progress Software Corporation. Transaction fees related to these two acquisitions totaled approximately $1.0 million for the nine months ended November 30, 2012 and are included in general and administrative expense on our Consolidated Statement of Operations for the nine months ended November 30, 2012. As a result of these acquisitions, we anticipate operating expenses will increase by approximately $4.0 million and $8.0 million, respectively, for the three months and fiscal year ending February 28, 2013.

On December 21, 2012, we completed the acquisition of ManagelQ, Inc. (“ManagelQ”), a Delaware corporation, for approximately $104.5 million in cash. ManagelQ develops, distributes and provides support for enterprise cloud management and automation software. As a result of the acquisition of ManagelQ, we expect that operating expenses will increase by approximately $4.0 million for the three months and fiscal year ending February 28, 2013.

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

In May 2012, we entered into a sublease agreement with an unrelated third-party to lease one of the two facilities. As a result, we have recognized a loss of $3.1 million for the nine months ended November 30, 2012 which represents the excess of our remaining obligation on the space over the agreed sublease income.

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

Amortization of related leasehold improvements has been accelerated to coincide with our exit from the two facilities. This change in estimated useful life resulted in incremental depreciation expense of $0.4 million and $2.5 million for the three months and nine months ended November 30, 2012, respectively, and is included in general and administration expense on our Consolidated Statement of Operations.

RESULTS OF OPERATIONS

Three months ended November 30, 2012 and November 30, 2011

The following table is a summary of our results of operations for the three months ended November 30, 2012 and November 30, 2011 (in thousands):

	Three Months Ended (Unaudited)
	November 30, 2012	November 30, 2011	$ Change	% Change
Revenue:
Subscriptions	$294,186	$246,538	$47,648	19.3%
Training and services	49,420	43,488	5,932	13.6

Total subscription and training and services revenue	343,606	290,026	53,580	18.5

Cost of subscription and training and services revenue:
Cost of subscriptions	21,153	17,041	4,112	24.1
As a % of subscription revenue	7.2%	6.9%
Cost of training and services	31,965	28,148	3,817	13.6
As a % of training and services revenue	64.7%	64.7%

Total cost of subscription and training and services revenue	53,118	45,189	7,929	17.5
As a % of total revenue	15.5%	15.6%

Total gross profit	290,488	244,837	45,651	18.6

Operating expense:
Sales and marketing	133,792	107,561	26,231	24.4
Research and development	68,655	53,739	14,916	27.8
General and administrative	38,122	29,965	8,157	27.2
Facility exit costs	—	—	—	—

Total operating expense	240,569	191,265	49,304	25.8

Income from operations	49,919	53,572	(3,653)	(6.8)
Interest income	1,936	2,075	(139)	(6.7)
Other income (expense), net	(730)	(227)	(503)	221.6

Income before provision for income taxes	51,125	55,420	(4,295)	(7.7)
Provision for income taxes	16,360	17,180	(820)	(4.8)

Net income	$34,765	$38,240	$(3,475)	(9.1)%

Gross profit margin-subscriptions	92.8%	93.1%
Gross profit margin-training and services	35.3%	35.3%
Gross profit margin	84.5%	84.4%
As a % of total revenue:
Subscription revenue	85.6%	85.0%
Training and services revenue	14.4%	15.0%
Sales and marketing expense	38.9%	37.1%
Research and development expense	20.0%	18.5%
General and administrative expense	11.1%	10.3%
Facility exit costs	—	—
Total operating expenses	70.0%	65.9%
Income from operations	14.5%	18.5%
Income before provision for income taxes	14.9%	19.1%
Net income	10.1%	13.2%
Estimated annual effective income tax rate	32.0%	31.0%

Revenue

Subscription revenue

Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat enterprise technologies, increased by 19.3% or $47.6 million to $294.2 million for the three months ended November 30, 2012 from $246.5 million for the three months ended November 30, 2011. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion, and continuing innovation, which attracts new customers and helps to drive renewals from existing customers.

Training and services revenue

Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees received from customers for consulting services regarding our offerings, deployment of Red Hat enterprise technologies and for delivery of added functionality to Red Hat enterprise technologies for our major customers and OEM partners. Total training and services revenue increased by 13.6% or $5.9 million to $49.4 million for the three months ended November 30, 2012 from $43.5 million for the three months ended November 30, 2011. Training revenue increased 8.2% or $1.1 million, as some enterprises increased overall spending on discretionary items such as training despite the current economic environment. Our services revenue increased by 16.2% or $4.8 million as a result of an increase in consulting engagements driven by increased demand for our open source solutions. Combined training and services revenue decreased as a percentage of total revenue to 14.4% for the three months ended November 30, 2012 from 15.0% for the three months ended November 30, 2011.

Cost of revenue

Cost of subscription revenue

The cost of subscription revenue primarily consists of expenses we incur to support, distribute, manufacture, augment and package Red Hat enterprise technologies. These costs include labor related cost to provide technical support and maintenance, as well as costs for fulfillment, physical media and literature. Cost of subscription revenue increased by 24.1% or $4.1 million to $21.2 million for the three months ended November 30, 2012 from $17.0 million for the three months ended November 30, 2011. The increase is partially the result of continued additions to our technical support staff to meet the demands of our growing subscriber base for support and maintenance, and includes additional compensation of $2.4 million. The remaining increase is driven by increased expense related to expansion of support facilities and incremental amortization expense related to technology acquisitions. Gross profit margin on subscriptions decreased to 92.8% for the three months ended November 30, 2012 from 93.1% for the three months ended November 30, 2011. As the number of open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will occur at a rate slower than that of subscription revenue growth due to economies of scale.

Cost of training and services revenue

Cost of training and services revenue is mainly comprised of personnel and third-party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to various types of customers. Cost of training and services revenue increased by 13.6% or $3.8 million to $32.0 million for the three months ended November 30, 2012 from $28.1 million for the three months ended November 30, 2011. The cost to deliver training decreased 2.8% or $0.2 million to $7.7 million for the three months ended November 30, 2012 compared to $7.9 million million for the three months ended November 30, 2011. In addition, the cost to deliver training as a percentage of training revenue decreased to 50.8% for the three months ended November 30, 2012 from 56.5% for the three months ended November 30, 2011 due to better utilization of both instructors and class room space as we transition from an on-site, employee-based, fixed-cost delivery model to a variable-cost delivery model with a global training partner that provides training services on our behalf. Costs to deliver our services revenue increased by 19.9% or $4.0 million and relate to additional employee compensation and travel associated with additions to our staff. Total costs to deliver training and services as a percentage of training and services revenue was 64.7% for each of the three month periods ended November 30, 2012 and November 30, 2011.

Gross profit

Gross profit margin increased to 84.5% for the three months ended November 30, 2012 from 84.4% for the three months ended November 30, 2011 due to a product-mix shift from training and services to subscriptions.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 24.4% or $26.2 million to $133.8 million for the three months ended November 30, 2012 from $107.6 million for the three months ended November 30, 2011. This increase was primarily due to a $15.9 million increase in selling costs, which includes $11.5 million of additional employee compensation expense attributable to the expansion of our sales force from the prior year and $1.4 million and $1.0 million related to professional services and travel, respectively. The remaining increase relates to marketing costs, which grew $10.3 million or 43.0% for the three months ended November 30, 2012 as compared to the three months ended November 30, 2011. The increase in marketing costs includes $4.4 million and $4.1 million related to increased headcount and advertising expense, respectively, to support our expanding marketing efforts. Sales and marketing expense increased as a percentage of revenue to 38.9% for the three months ended November 30, 2012 from 37.1% for the three months ended November 30, 2011 as we continue to invest in our sales and marketing function to expand the breadth of our global sales coverage and depth of our product sales coverage.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased by 27.8% or $14.9 million to $68.7 million for the three months ended November 30, 2012 from $53.7 million for the three months ended November 30, 2011. The increase in research and development costs primarily resulted from the expansion of our engineering group as a result of both direct hires and business combinations. Employee compensation increased by $12.1 million. The remaining increase in research and development costs relates primarily to process and technology infrastructure enhancements, which increased $2.1 million. Research and development expense was 20.0% and 18.5% of total revenue for the three months ended November 30, 2012 and November 30, 2011, respectively.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including information systems, finance, accounting, legal, human resources and facilities expense. General and administrative expense increased by 27.2% or $8.2 million to $38.1 million for the three months ended November 30, 2012 from $30.0 million for the three months ended November 30, 2011. The increase in general and administrative expenses results from increased compensation-related expense of $2.3 million, outside professional service fees, primarily related to data processing systems upgrades, which increased $2.4 million and incremental leasehold depreciation expense of $0.4 million associated with our exit from one of our facilities in Raleigh, NC. General and administrative expense increased as a percentage of revenue to 11.1% for the three months ended November 30, 2012 from 10.3% for the three months ended November 30, 2011.

Interest income

Interest income decreased by 6.7% for the three months ended November 30, 2012 as compared to the three months ended November 30, 2011. The decrease in interest income for the three months ended November 30, 2012 is attributable to prevailing lower yields earned on our cash and investment balances.

Other income (expense), net

Other income (expense), net decreased $0.5 million for the three months ended November 30, 2012 as compared to the three months ended November 30, 2011. The decrease relates primarily to net foreign currency losses recognized from the remeasurement of foreign currency accounts receivable balances.

Income taxes

During the three months ended November 30, 2012, we recorded $16.4 million of income tax expense, which is based on an estimated annual effective tax rate of 32.0%. Our estimated annual effective tax rate of 32.0% is less than the U.S. federal statutory rate of 35% principally due to foreign income taxed at lower rates.

During the three months ended November 30, 2011, we recorded $17.2 million of income tax expense, which was based on a then estimated annual effective tax rate of 31.0%, excluding a discrete tax benefit of $2.1 million primarily related to the reversal of a valuation allowance on the NOL of a foreign subsidiary. Excluding the impact of the discrete tax benefit, our estimated annual effective tax rate of 31.0% was less than the U.S. federal statutory rate of 35% principally due to foreign income taxed at lower rates.

Nine months ended November 30, 2012 and November 30, 2011

The following table is a summary of our results of operations for the nine months ended November 30, 2012 and November 30, 2011 (in thousands):

	Nine Months Ended (Unaudited)
	November 30, 2012	November 30, 2011	$ Change	% Change
Revenue:
Subscriptions	$845,557	$710,408	$135,149	19.0%
Training and services	135,375	125,684	9,691	7.7

Total subscription and training and services revenue	980,932	836,092	144,840	17.3

Cost of subscription and training and services revenue:
Cost of subscriptions	57,939	48,876	9,063	18.5
As a % of subscription revenue	6.9%	6.9%
Cost of training and services	89,056	85,399	3,657	4.3
As a % of training and services revenue	65.8%	67.9%

Total cost of subscription and training and services revenue	146,995	134,275	12,720	9.5
As a % of total revenue	15.0%	16.1%

Total gross profit	833,937	701,817	132,120	18.8

Operating expense:
Sales and marketing	378,240	304,617	73,623	24.2
Research and development	191,901	153,515	38,386	25.0
General and administrative	109,847	92,277	17,570	19.0
Facility exit costs	3,142	—	3,142	—

Total operating expense	683,130	550,409	132,721	24.1

Income from operations	150,807	151,408	(601)	(0.4)
Interest income	6,384	6,138	246	4.0
Other income (expense), net	502	(167)	669	(400.6)

Income before provision for income taxes	157,693	157,379	314	0.2
Provision for income taxes	50,462	46,722	3,740	8.0

Net income	$107,231	$110,657	$(3,426)	(3.1)%

Gross profit margin-subscriptions	93.1%	93.1%
Gross profit margin-training and services	34.2%	32.1%
Gross profit margin	85.0%	83.9%
As a % of total revenue:
Subscription revenue	86.2%	85.0%
Training and services revenue	13.8%	15.0%
Sales and marketing expense	38.6%	36.4%
Research and development expense	19.6%	18.4%
General and administrative expense	11.2%	11.0%
Facility exit costs	0.3%	—
Total operating expenses	69.6%	65.8%
Income from operations	15.4%	18.1%
Income before provision for income taxes	16.1%	18.8%
Net income	10.9%	13.2%
Estimated annual effective income tax rate (1)	32.0%	31.0%

(1)	Estimated annual effective tax rate is based on estimated ordinary income and excludes certain discrete tax benefits of $2.1 million that we recognized during the nine months ended November 30, 2011.

Revenue

Subscription revenue

Subscription revenue increased by 19.0% or $135.1 million to $845.6 million for the nine months ended November 30, 2012 from $710.4 million for the nine months ended November 30, 2011. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion, and continuing innovation, which attracts new customers and helps to drive renewals from existing customers.

Training and services revenue

Total training and services revenue increased by 7.7% or $9.7 million to $135.4 million for the nine months ended November 30, 2012 from $125.7 million for the nine months ended November 30, 2011. The increase was primarily due to services revenue which increased by 11.0% or $9.4 million as a result of an increase in consulting engagements driven by increased demand for our open source solutions. Combined training and services revenue decreased as a percentage of total revenue to 13.8% for the nine months ended November 30, 2012 from 15.0% for the nine months ended November 30, 2011.

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue increased by 18.5% or $9.1 million to $57.9 million for the nine months ended November 30, 2012 from $48.9 million for the nine months ended November 30, 2011. Compensation expense increased $6.0 million for the nine months ended November 30, 2012 as compared to the same period ended November 30, 2011 due primarily to continued additions to our technical support staff to meet the demands of our growing subscriber base for support and maintenance. The remaining variance is due to increased expense related to expansion of support facilities and incremental amortization expense related to technology acquisitions. Although we expect associated support cost will continue to increase, we expect such cost to grow at a rate slower than that of subscription revenue growth due to economies of scale. Gross profit margin on subscriptions was 93.1% for each of the nine months ended November 30, 2012 93.1% and November 30, 2011.

Cost of training and services revenue

Cost of training and services revenue increased by 4.3% or $3.7 million to $89.1 million for the nine months ended November 30, 2012 from $85.4 million for the nine months ended November 30, 2011. The cost to deliver training decreased 13.8% or $3.4 million to $21.3 million for the nine months ended November 30, 2012 as compared to $24.7 million for the nine months ended November 30, 2011. Costs to deliver our training decreased as a percentage of training revenue to 53.4% for the nine months ended November 30, 2012 from 62.3% for the nine months ended November 30, 2011 due to better utilization of both instructors and class room space as we transition from an on-site, employee-based, fixed-cost delivery model to a variable-cost delivery model with a global training partner that provides training services on our behalf. Costs to deliver our services revenue increased by 11.6% or $7.1 million due primarily to additional compensation and travel expenses associated with additions to our staff. Total costs to deliver training and services as a percentage of training and services revenue decreased to 65.8% for the nine months ended November 30, 2012 from 67.9% for the nine months ended November 30, 2011.

Gross profit

Gross profit margin increased to 85.0% for the nine months ended November 30, 2012 from 83.9% for the nine months ended November 30, 2011 as a result of both a product mix shift to subscriptions and an overall increase in profit margins related to training and services. Subscription revenue as a percent of total revenue increased to 86.2% for the nine months ended November 30, 2012 from 85.0% for the nine months ended November 30, 2011. Gross profit margin on training and services revenue increased to 34.2% for the nine months ended November 30, 2012 from 32.1% for the nine months ended November 30, 2011, as a result of better utilization of training classes and consulting resources.

Operating expenses

Sales and marketing

Sales and marketing expense increased by 24.2% or $73.6 million to $378.2 million for the nine months ended November 30, 2012 from $304.6 million for the nine months ended November 30, 2011. This increase was partially attributable to a $45.3 million increase in selling costs, which includes $29.6 million of additional compensation expense, which was due to the expansion of our sales force during the current fiscal year. The remaining increase relates to marketing costs, which grew $28.3 million or 43.9% for the nine months ended November 30, 2012 as compared to the nine months ended November 30, 2011. The increase in marketing costs includes $12.2 million of additional compensation expense and incremental advertising expense of $9.4 million. Sales and marketing expense increased as a percentage of revenue to 38.6% for the nine months ended November 30, 2012 from 36.4% for the nine months ended November 30, 2011 as we continue to invest in our sales and marketing function to expand the breadth of our global sales coverage and depth of our product sales coverage.

Research and development

Research and development expense increased by 25.0% or $38.4 million to $191.9 million for the nine months ended November 30, 2012 from $153.5 million for the nine months ended November 30, 2011. The increase in research and development costs primarily resulted from the expansion of our engineering group through both direct hires and acquisitions. Compensation related expenses increased by $29.6 million. The remaining increase in research and development costs relates primarily to process and technology infrastructure enhancements, which increased $5.7 million. Research and development expense was 19.6% and 18.4% of total revenue for the nine months ended November 30, 2012 and November 30, 2011, respectively.

General and administrative

General and administrative expense increased by 19.0% or $17.6 million to $109.8 million for the nine months ended November 30, 2012 from $92.3 million for the nine months ended November 30, 2011. The increase in general and administrative expenses results from increased compensation expense of $7.4 million, outside professional service fees, primarily related to data processing systems upgrades, which increased $5.9 million, hardware and facility infrastructure upgrades of $2.0 million and incremental leasehold depreciation expense of $2.5 million associated with our exit from one of our facilities in Raleigh, NC. These increases in general and administrative costs were partially offset by litigation related expenses which were $2.5 million lower for the nine months ended November 30, 2012 as compared to the nine months ended November 30, 2011. General and administrative expense increased as a percentage of revenue to 11.2% for the nine months ended November 30, 2012 from 11.0% for the nine months ended November 30, 2011.

Interest income

Interest income increased by 4.0% or $0.2 million to $6.4 million for the nine months ended November 30, 2012 from $6.1 million for the nine months ended November 30, 2011. The increase in interest income for the nine months ended November 30, 2012 is attributable to prevailing low yields earned on our higher cash and investment balances.

Other income (expense), net

Other income (expense), net increased $0.7 million for the nine months ended November 30, 2012 as compared to the nine months ended November 30, 2011. The increase is principally due to an investment gain for the nine months ended November 30, 2012 as compared to the same period ended November 30, 2011.

Income taxes

During the nine months ended November 30, 2012, we recorded $50.5 million of income tax expense, which is based on an estimated annual effective tax rate of 32.0%. Our estimated annual effective tax rate of 32.0% is less than the U.S. federal statutory rate of 35% principally due to foreign income taxed at lower rates.

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

LIQUIDITY AND CAPITAL RESOURCES

We have historically derived a significant portion of our liquidity and operating capital from cash flows from operations as well as the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and follow-on public offerings, and the issuance of convertible debentures. At November 30, 2012, we had total cash and investments of $1.35 billion, which was comprised of $605.9 million in cash and cash equivalents, $209.6 million of short-term, available-for-sale, fixed-income investments, $0.7 million of available-for-sale equity securities, $463.6 million of long-term, available-for-sale fixed-income investments, and $70.1 million in interest-bearing deposit accounts with maturity dates greater than 30 days. This compares to total cash and investments of $1.22 billion at February 29, 2012.

With $605.9 million in cash and cash equivalents on hand, we believe our cash and cash equivalent balances, together with our ability to generate additional cash from operations, should be sufficient to satisfy our cash requirements for the next twelve months and for the foreseeable future. We presently do not intend to liquidate our short and long-term investments in debt securities prior to their scheduled maturity dates. However, in the event that we liquidate these investments prior to their scheduled maturities and there are adverse changes in market interest rates or the overall economic environment, we could be required to recognize a realized loss on those investments when we liquidate. At November 30, 2012, accumulated unrealized gains on our available-for-sale debt securities and our available-for-sale equity securities totaled $1.1 million and $0.7 million, respectively. At February 29, 2012, accumulated unrealized losses on our available-for-sale debt securities totaled $1.2 million and accumulated unrealized gains related to our short-term available-for-sale equity securities totaled $1.2 million.

Nine months ended November 30, 2012

Cash flows—overview

At November 30, 2012, cash and cash equivalents totaled $605.9 million, an increase of $56.7 million as compared to February 29, 2012. The increase in cash and cash equivalents for the nine months ended November 30, 2012 is primarily the result of cash provided by operations which generated $328.4 million. Partially offsetting cash provided by operating activities was cash used to repurchase 1,603,612 shares of our common stock at a total cost of $84.9 million and investing activities, including net purchases of available-for-sale debt securities of $43.6 million, acquisitions of two businesses for $31.2 million, and purchases of tangible and intangible assets of $97.0 million. Net cash generated by operating activities and used for investing and financing activities is further described below.

Cash flows from operations

Cash provided by operations of $328.4 million during the nine months ended November 30, 2012 includes net income of $107.2 million, adjustments to exclude the impact of non-cash revenues and expenses, which totaled $117.0 million net source of cash, and changes in operating assets and liabilities, which totaled a

$104.2 million net source of cash. Cash provided by changes in operating assets and liabilities for the nine months ended November 30, 2012 was primarily the result of an increase in deferred revenue which generated operating cash flow of $56.5 million and changes in accounts payable and accrued expenses which increased operating cash flow $47.9 million as a result of both increased operating expenses and timing of disbursements. Adjustments to reconcile income related to deferred income taxes of $29.7 million was primarily due to share-based compensation deductions, for tax purposes, which were in excess of amounts originally recognized as expense in our consolidated statements of operations. Excess tax benefits from share-based compensation, which totaled $27.9 million, is considered a financing source of cash.

Cash flows from investing

Cash used in investing activities of $171.5 million for the nine months ended November 30, 2012 includes net purchases of available-for-sale debt securities of $43.6 million, investments in property and equipment of $64.6 million, primarily related to process and information technology infrastructure enhancements and leasehold improvements, investments in other intangible assets, primarily patents, of $32.4 million and two business acquisitions, net of cash acquired of $31.2 million. For further discussion related to business combinations see NOTE 14—Business Combinations to the Consolidated Financial Statements.

Cash flows from financing

Cash used in financing activities of $92.5 million for the nine months ended November 30, 2012 includes $84.9 million used to repurchase 1,603,612 shares of our common stock. Payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to restricted share awards vesting during the nine months ended November 30, 2012 totaled $45.6 million. Partially offsetting financing activities using cash were proceeds from excess tax benefits related to share-based employee compensation which totaled $27.9 million and proceeds from employees’ exercise of common stock options which totaled $10.8 million. Payments on other borrowings totaled $0.7 million for the nine months ended November 30, 2012. See NOTE 10—Share Repurchase Program to the Consolidated Financial Statements for further discussion of our share repurchase program.

Investments in debt and equity securities

Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. At November 30, 2012 and February 29, 2012, the vast majority of our investments were priced by pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the securities’ market value, including broker quotes or model valuations. Independent price verifications of all of our holdings are performed by the pricing vendors, which we review. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

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

We have utilized, and will continue from time to time to utilize, cash and investments to fund, among other potential uses, purchases of our common stock, purchases of fixed assets, purchases of intellectual property and mergers and acquisitions. Given our historically strong operating cash flow and the $1.35 billion of cash and investments held at November 30, 2012, we do not presently anticipate the need to raise cash to fund our operations, either through the sale of additional equity or through the issuance of debt, in the foreseeable future. However, we may take advantage of favorable capital market situations that may arise from time to time to raise additional capital.

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

As of November 30, 2012, our cash, cash equivalents and available-for-sale investment securities totaled $1.35 billion, of which $488.0 million was held outside the U.S. Our intent is to reinvest the earnings of foreign subsidiaries indefinitely outside the U.S. to fund both organic growth and acquisitions.

With 63.8% of our available cash, cash equivalents and available-for-sale investments, as of November 30, 2012, held within the U.S., we do not anticipate a need to repatriate any foreign earnings for the foreseeable future. However, if cash held outside the U.S. were needed to fund our U.S. operations, under current tax law we would be subject to additional taxes on the portion related to repatriated earnings of our foreign subsidiaries. As of February 29, 2012, undistributed foreign earnings totaled $91.5 million. For further discussion, see NOTE 11—Income Taxes contained in our Annual Report on Form 10-K for the year ended February 29, 2012.

Off-balance sheet arrangements

As of November 30, 2012 and February 29, 2012, we have no off-balance sheet financing arrangements and do not utilize any “structured debt”, “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency exchange rate fluctuations and changes in the market value of our investments.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of fixed-income securities, including both government and corporate obligations, interest-bearing deposits and money market funds. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or perceived credit risk related to the securities’ issuers. A hypothetical one percentage point change in interest rates, assuming a parallel shift of all interest rates, would result in an $8.8 million change in annual interest income derived from investments in our portfolio as of November 30, 2012. For further discussion related to our investments as of November 30, 2012 and February 29, 2012, see NOTE 6—Assets and Liabilities Measured at Fair Value on a Recurring Basis to the Consolidated Financial Statements.

Investment Risk

The fair market value of our investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $7.5 million decrease in the fair value of our available-for-sale investment securities as of November 30, 2012. For further discussion related to our investments as of November 30, 2012 and February 29, 2012, see NOTE 6—Assets and Liabilities Measured at Fair Value on a Recurring Basis to the Consolidated Financial Statements.

Credit Risk

The fair market values of our investment portfolio and cash balances are exposed to counterparty credit risk. Accordingly, while we periodically review our portfolio in an effort to mitigate counterparty risk, the principal values of our cash balances, money market accounts and investments in available-for-sale securities could suffer a loss of value.

As of November 30, 2012, one customer accounted for approximately 10% of the Company’s accounts receivable. As of February 29, 2012, one customer accounted for approximately 10% of the Company’s accounts receivable.

Foreign Currency Risk

Approximately 43.7% of our revenue for the three months ended November 30, 2012 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency statements results in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decreases if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from the third quarter of our prior fiscal year ended February 29, 2012, our revenue and operating expenses from non-U.S. operations for the three months ended November 30, 2012 would have been higher than we reported by approximately $6.7 million and $4.8 million, respectively, which would have resulted in income from operations being higher by $1.9 million.

Using the average foreign currency exchange rates for the nine months ended November 30, 2011, our revenue and operating expenses from non-U.S. operations for the nine months ended November 30, 2012 would have been higher than we reported by approximately $29.3 million and $21.4 million, respectively, which would have resulted in income from operations being higher by $7.9 million.

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

The aggregate notional amount of outstanding forward contracts at November 30, 2012 was $42.1 million. The fair value of these outstanding contracts at November 30, 2012 was a gross $0.1 million asset and a gross $0.1 million liability, and is recorded in Other current assets and Accounts payable and accrued expenses, respectively on the Consolidated Balance Sheets. The forward contracts generally expire within three months of the period ended November 30, 2012. The forward contracts will settle in Australian dollars, Czech koruna, Danish krone, Euros, Israeli shekels, Japanese yen, Norwegian krona, Singapore dollars, Swedish krona, Swiss francs, Taiwan dollars, New Zeland dollars, Malaysian ringgits, Hong Kong dollars and United States dollars.

The aggregate notional amount of outstanding forward contracts at February 29, 2012 was $59.7 million. The fair value of these outstanding contracts at February 29, 2012 was a gross $0.1 million asset and a gross $0.5 million liability, and is recorded in Other current assets and Accounts payable and accrued expenses, respectively on the Consolidated Balance Sheets. The forward contracts generally expired within three months of the period ended February 29, 2012. The forward contracts settled in Australian dollars, Canadian dollars, Czech koruna, Euros, Israeli shekels, Japanese yen, Mexican pesos, New Zealand dollars, Norwegian krona, Singapore dollars, Swedish krona, Swiss francs and U.S. dollars.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), to simplify how entities test intangibles with indefinite lives for impairment. ASU 2012-02 gives entities the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an intangible asset is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a quantitative impairment test as described in Subtopic 350-30 must be performed. ASU 2012-02 is effective for us in our first quarter of our fiscal year ending February 28, 2014 but is eligible for early adoption. We currently do not believe that this updated standard will have a significant impact on our consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities (ASU 2011-11), to require entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. ASU 2011-11 is effective for us in the first quarter of our fiscal year ending February 28, 2014. We currently do not believe that this updated standard will have a significant impact on our consolidated financial statements.

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

We have entered into and may continue to enter into or seek to enter into business combinations and acquisitions, which may be difficult to complete and integrate; may disrupt our business; may divert management’s attention; may adversely affect our financial condition and operating results; and may dilute stockholder value.

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

Lawsuits or other legal proceedings may be commenced against us. These disputes and proceedings may involve significant expense and divert the attention of management and other employees. If we do not prevail in these matters, we could be required to pay substantial damages or settlement costs, which could have a material adverse effect on our financial condition or operating results. See “Legal Proceedings” for additional information on disputes and proceedings that may affect our performance or stock price.

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

In the market for middleware offerings, we face significant competition from larger companies with greater financial, operational and technical resources and name recognition than we have. These competitors include, but are not limited to, IBM, Microsoft, Oracle and VMware, Inc. (“VMware”), all of which offer portfolios of enterprise Java and non-Java middleware products. IBM and Oracle often bundle hardware and software for their customers, making it more difficult to penetrate these customer bases.

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

Our investment portfolio is subject to credit and liquidity risks and fluctuations in the market value of our investments and interest rates. These risks may result in an impairment of or the loss of all or a portion of the value of our investments, an inability to sell our investments or a decline in interest income.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below sets forth information regarding the Company’s purchases of its common stock during its third fiscal quarter ended November 30, 2012:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
September 1, 2012—September 30, 2012	—	$—	—	$267.1 million
October 1, 2012—October 31, 2012	1,112,008	$53.90	684,742	$230.1 million
November 1, 2012—November 30, 2012	307,709	$48.78	307,610	$215.1 million

Total	1,419,717	$52.79	992,352	$215.1 million

(1)	During the three months ended November 30, 2012, the Company withheld an aggregate of 427,365 shares of its common stock from employees to satisfy minimum tax withholding obligations relating to the vesting of restricted share awards. These shares were not withheld pursuant to the program described in Note 2 below.
(2)	On March 28, 2012, the Company announced that its Board of Directors authorized the repurchase of up to $300.0 million of Red Hat’s common stock from time to time on the open market or in privately negotiated transactions. The program commenced on April 1, 2012, and will expire on the earlier of (i) March 31, 2014, or (ii) a determination by the Board of Directors, Chief Executive Officer or Chief Financial Officer to discontinue the program.

ITEM 6.	EXHIBITS

(a) List of Exhibits

Exhibit No.	Exhibit

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the registrant’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

Date: January 8, 2013	By:	/S/ JAMES M. WHITEHURST
James M. Whitehurst President and Chief Executive Officer (Duly Authorized Officer on Behalf of the Registrant)

RED HAT, INC.

Date: January 8, 2013	By:	/S/ CHARLES E. PETERS, JR.
Charles E. Peters, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

RED HAT, INC.

Date: January 8, 2013	By:	/S/ MARK E. COOK
Mark E. Cook Vice President and Controller (Principal Accounting Officer)