Form 10-K
period 2013-02-28
RED HAT INC
filed 2013-04-25
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 28, 2013

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to                      ..

Commission File Number: 001-33162

RED HAT, INC.

(Exact name of registrant as specified in its charter)

Delaware

(State of Incorporation)

06-1364380

(I.R.S. Employer Identification No.)

100 E. Davie St., Raleigh, North Carolina 27601

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of August 31, 2012 was approximately $8.1 billion based on the closing price of $56.04 of our common stock as reported by the New York Stock Exchange on August 31, 2012. For purposes of the immediately preceding sentence, the term “affiliate” consists of each director, executive officer and greater than 10% stockholder of the registrant. There were 189,598,561 shares of common stock outstanding as of April 18, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Red Hat, Inc.’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with its annual meeting of stockholders to be held on August 8, 2013 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

CAUTIONARY NOTE ON FOWARD-LOOKING STATEMENTS

Certain statements contained in this report and the documents incorporated by reference in this report, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and any statement that is not strictly a historical statement could be deemed to be a forward-looking statement (for example, statements regarding current or future financial performance, management’s plans and objectives for future operations, product plans and performance, management’s expectations regarding market risk and market penetration, management’s assessment of market factors or strategies, objectives and plans of Red Hat and its partners). Words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects,” and similar expressions, may also identify such forward-looking statements. Red Hat may also make forward-looking statements in other filings made with the Securities and Exchange Commission (“SEC”), press releases, materials delivered to stockholders and oral statements made by management. Investors are cautioned that these forward-looking statements are inherently uncertain, are not guarantees of Red Hat’s future performance and are subject to a number of risks and uncertainties that could cause Red Hat’s actual results to differ materially from those found in the forward-looking statements and from historical trends. These risks and uncertainties include the risks and cautionary statements detailed in Item 1A, “Risk Factors” and elsewhere in this report as well as in Red Hat’s other filings with the SEC, copies of which may be accessed through the SEC’s web site at http://www.sec.gov. Readers are urged to carefully review these risks and cautionary statements. Moreover, Red Hat operates in a rapidly changing and highly competitive environment. It is impossible to predict all risks and uncertainties or assess the impact of any new risk or uncertainty on our business or any forward-looking statement. The forward-looking statements included in this report represent our views as of the date of this report. We specifically disclaim any obligation to update these forward-looking statements in the future. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this report.

ITEM 1.	BUSINESS

OVERVIEW

Red Hat is a leading global provider of open source software solutions, using a community-powered approach to develop and offer reliable and high-performing operating system, middleware, virtualization, storage and cloud technologies.

Our business model

Development. Red Hat employs an open source software development model that uses the collective input, resources and knowledge of a global community of contributors who collaborate to develop, maintain and enhance software. We believe this model offers advantages to Red Hat because we are able to offer our software more quickly and with less development cost than is typical of many software vendors who use a proprietary model to develop their products. Our open source development model also benefits our customers, who are able to take advantage of the quality and value of open source software that we help to develop, aggregate, integrate, test, certify, deliver, maintain, enhance and support.

Licensing. We typically distribute our software offerings under open source licenses that permit access to the software’s human-readable source code. These licenses also provide relatively broad rights for recipients of the software to use, copy, modify and redistribute the software. These broad rights afford significant latitude for our customers to inspect, suggest changes, customize and enhance the software if they so choose.

Subscriptions. We provide our software offerings primarily under annual or multi-year subscriptions. A subscription generally entitles a customer to, among other things, a specified level of support, as well as new versions of the software, security updates, fixes, functionality enhancements and upgrades to the technology, if and when available, and compatibility with an ecosystem of certified hardware and software applications.

Our offerings

Our software offerings are designed to provide customers with high-performing, scalable, flexible, reliable, secure and stable technologies that meet the information technology (“IT”) infrastructure needs of enterprises. These offerings include:

•	Red Hat Enterprise Linux—an operating system that runs on a broad range of hardware, including mainframes, servers and work stations.

•	Red Hat JBoss Middleware—a range of technologies used for developing, deploying and managing distributed applications.

•

Red Hat Enterprise Virtualization—software that allows customers to use a common hardware infrastructure to run multiple operating systems and applications. Our virtualization offerings are designed to permit customers to optimize resource allocation and operational flexibility in their IT environment.

•	Red Hat Storage Server—software that enables enterprises to treat physical storage as a scalable, standardized, centrally managed pool of virtual storage.

Our portfolio of offerings can be combined to enable cloud computing. Cloud computing is a term used to refer to an IT infrastructure that allows multiple users to access a shared pool of computing resources (such as networks, processors, storage and applications). In a cloud environment, computing resources can be deployed more rapidly and efficiently, and usage can be increased or decreased as needed. We also offer a wide range of services that are designed to help customers derive additional value from Red Hat enterprise technologies.

Red Hat, Inc. was incorporated in Connecticut in March 1993 as ACC Corp., Inc., which subsequently changed its name to Red Hat Software, Inc. Red Hat Software, Inc. reincorporated in Delaware in September 1998 and changed its name to Red Hat, Inc. in June 1999. Except as otherwise indicated, all references in this report to “we”, “us”, “our”, the “Company”, the “registrant”, or “Red Hat” refer to Red Hat, Inc. and its subsidiaries. Our fiscal year ends on the last day of February, and we identify our fiscal years by the calendar years in which they end. For example, we refer to the fiscal year ended February 28, 2013 as “fiscal 2013.”

OUR BUSINESS

We use the open source software development and licensing model to offer enterprise technologies to customers primarily on a subscription basis. Subscriptions for our offerings are marketed and sold to customers directly and through channel partners.

Open source software

The open source software development and licensing model originated in academic and research environments. Under the open source model, a software developer distributes the human-readable source code version of the software under an open source license, such as the GNU General Public License (“GPL”) or GNU Lesser General Public License. Open source licenses provide relatively broad rights for recipients of the software to use, copy, modify and redistribute the software. These rights afford significant latitude for recipients to inspect, suggest changes, customize or enhance the software. The open source model provides an inherent level of transparency and choice that contrasts with the proprietary software model.

Under the proprietary software model, a software vendor generally develops the software itself or acquires components from other vendors, without the input from a wider community of participants. The vendor generally licenses to the user only the machine-readable binary (or object) code version of the software, with no or limited rights to copy, modify or redistribute the software, and does not make the source code available to the user or other developers. Moreover, peer review and collaborative enhancements are not readily possible because of the lack of access to the underlying source code.

The growth of the Internet has greatly increased the scale and efficiency of open source software development through the availability of collaborative technologies such as email lists, code repositories and websites. These technologies have enabled a global community of developers to collaborate on more complex open source projects, many of which are commercially funded.

We believe that open source software is a viable and arguably superior alternative to traditional proprietary software for the enterprise customer. As compared to proprietary software, open source software:

•	enables an enterprise customer’s in-house development team to collaborate and innovate with a global community of independent developers and testers;

•	provides an enterprise customer’s in-house development team access to both binary and source code, and the right to use, copy, modify and redistribute the software;

•	offers an enterprise customer greater flexibility through open rather than proprietary protocols and formats;

•	permits an enterprise customer ongoing access to improvements made to the software that are distributed by others; and

•	allows an enterprise customer to inspect and help diagnose problems easily and customize the software to suit their particular needs.

Subscription business model

We provide our software offerings to our customers primarily under annual or multi-year subscriptions. Our subscription business model is designed to provide customers with a comprehensive technology solution for the duration of their subscription. A subscription generally entitles a customer to, among other things, a specified level of support, as well as new versions of the software, security updates, fixes, functionality enhancements and upgrades to the technology, if and when available, and compatibility with an ecosystem of certified hardware and software applications. Our customers have the ability to purchase higher levels of subscriptions that increase the level of support the customer is entitled to receive. In addition, our customers are eligible to participate in Red Hat’s Open Source Assurance program, which provides certain protections in the event there is an intellectual property infringement issue with our enterprise offerings.

Our subscription business model contrasts with the typical proprietary software license model from a revenue recognition perspective. Under a proprietary software license model, the vendor typically recognizes license revenue in the period that the software is initially licensed. In contrast, under our subscription model, we generally defer revenue when we bill the customer and recognize revenue over the life of the subscription term.

Distribution of Red Hat offerings

We make Red Hat enterprise technologies available directly to customers and indirectly through various channels of distribution. Our direct sales channels include our sales force and our web store. Our indirect sales channels include distributors, systems integrators, value added resellers (“VARs”), telecom/network technology companies, and independent software vendors (“ISVs”). In addition, hardware original equipment manufacturers (“OEMs”) support and pre-load Red Hat enterprise technologies on their hardware products and also sell their hardware together with Red Hat enterprise technologies as part of pre-configured solutions. Red Hat Enterprise Linux and Red Hat JBoss Middleware technologies also have gained widespread support from many of the leading ISVs and independent hardware vendors (“IHVs”). With the support and tools we make available, many of these companies have engineered and certified that their offerings run on or with Red Hat Enterprise Linux, Red Hat JBoss Middleware technologies and Red Hat Virtualization. In some cases, IHVs and ISVs have built their products using Red Hat Enterprise Linux, Red Hat JBoss Middleware and Red Hat Virtualization. We believe widespread support from these companies helps to increase the level of market acceptance and adoption of our enterprise technologies.

Support by leading independent software and hardware vendors

To facilitate the widespread deployment of Red Hat offerings, we have focused on gaining broad support for our technologies from the providers of hardware, software and systems integrator services critical to enterprises. For example, leading software vendors with applications that run on, or with, our enterprise technologies include BMC Software, Inc. (“BMC”), CA, Inc. (“CA”), EMC Corporation (“EMC”), Hewlett-Packard Company (“HP”), International Business Machines Corporation (“IBM”), Microsoft Corporation (“Microsoft”), Oracle Corporation (“Oracle”), SAP AG (“SAP”), SAS Institute Inc. (“SAS”), Symantec Corporation (“Symantec”) and VMware, Inc. (“VMware”). In addition, we have certification and pre-load arrangements with leading hardware providers including HP, IBM and Dell Inc. (“Dell”), as well as Cisco Systems, Inc. (“Cisco”), Fujitsu Limited (“Fujitsu”), Hitachi, Ltd (“Hitachi”) and NEC Corporation (“NEC”), and certification agreements with leading networking and storage companies including Cisco, EMC, HP, NetApp, Inc. (“NetApp”), Nokia Corporation (“Nokia”) and Nokia Siemens Networks (“Nokia Siemens”). We also have strategic relationships with leading semiconductor companies, such as Advanced Micro Devices, Inc. (“AMD”) and Intel Corporation (“Intel”) and cloud providers, such as Amazon.com, Inc. (“Amazon”), Fujitsu, IBM and Rackspace Hosting, Inc. (“Rackspace”).

Red Hat’s role in the open source community

We are an active contributor in many open source communities, often in a leadership role. Red Hat’s participation in the open source development process is illustrated by our sponsorship of the Fedora Project, JBoss.org, GlusterFS and other open source communities. This participation enables us to leverage the efforts of these worldwide communities, which we believe allows us to reduce both development cost and time and enhance acceptance and support of our offerings and technologies. Thus, we are able to use the Fedora Project, JBoss.org and other open source communities as proving grounds and virtual laboratories for innovations that we can draw upon for inclusion in our enterprise offerings and technologies. Additionally, the open and transparent nature of these communities provides our customers and potential customers with access and insights into, and the ability to influence, the future direction of Red Hat offerings and technologies.

We are dedicated to helping serve the interests and needs of open source software users and developers online. Our websites, which include redhat.com, fedoraproject.org, jboss.org, opensource.com and gluster.org, serve as substantial resources for information related to open source initiatives and our open source offerings. These websites contain news we believe to be of interest to open source users and developers, features for the open source community, a commerce site and a point-of-access for software downloads and upgrades. Visitors to our websites can organize and participate in user groups, make available fixes and enhancements and share knowledge regarding the use and development of open source software and methods. By acting as a publisher of open source information and by facilitating the interaction of users and developers, particularly through the Fedora and JBoss.org projects, we believe our websites have become community centers for open source. Additionally, redhat.com serves as a primary customer interface, web store and order mechanism for many of our offerings.

Factors influencing our success

We believe our success is influenced by:

•	the extent to which we can expand the breadth and depth of our technology and service offerings;

•

our ability to enhance the value of subscriptions for Red Hat enterprise technologies through frequent and continuing innovations to these technologies while maintaining stable platforms over multi-year periods;

•	our ability to generate increasing revenue from channel partner and other strategic relationships, including distributors, OEMs, IHVs, ISVs, cloud computing providers, VARs and systems integrators;

•	the acceptance and widespread deployment of open source technologies by enterprises and similar institutions, such as government agencies;

•	our ability to generate new and recurring subscription revenue for Red Hat enterprise technologies; and

•	our ability to provide customers with consulting and training services that generate additional revenue.

Challenges to the widespread adoption of open source by the enterprise

Even though market acceptance of Red Hat Enterprise Linux, Red Hat JBoss Middleware and other Red Hat enterprise technologies by enterprises is growing, a number of obstacles exist to the continued growth and adoption of these technologies within an enterprise, including:

•	competition from well-established proprietary software industry participants such as EMC, HP, IBM, Microsoft, NetApp, Oracle and VMware;

•

competition from a growing number of companies, such as Amazon, Google, Inc. (“Google”), Microsoft and Rackspace, that allow customers to consume computing infrastructure as a service without the need to purchase hardware or software;

•	a limited number of established, profitable and viable open source industry participants; and

•	uncertainty surrounding a development, licensing and business model not based on limiting access to proprietary technology.

Geographic Areas and Segment Reporting

As of February 28, 2013, Red Hat had more than 80 locations around the world, including offices in North America, South America, Europe, Asia and Australia. Red Hat is organized primarily on the basis of three geographic business segments: the Americas (U.S., Canada and Latin America), EMEA (Europe, Middle East and Africa) and Asia Pacific. These business segments are aggregated into one reportable segment due to the similarity in the nature of offerings, financial performance, economic characteristics (e.g., revenue growth and gross margin), methods of production and distribution and customer classes (e.g., distributors, resellers and enterprise). See NOTE 2—Summary of Significant Accounting Policies and NOTE 20—Segment Reporting to our Consolidated Financial Statements for further discussion of our geographic segments. See Item 1A, “Risk Factors”, for a discussion of some of the risks attendant to our operations, including foreign operations.

Backlog

The total value of all non-cancellable subscription and service agreements at February 28, 2013 included deferred revenue classified as a current liability of $830.5 million, long-term deferred revenue of $259.5 million and backlog (the value of customer contracts to be billed in the future) not reflected in our financial statements in excess of $280.0 million. The total value of all non-cancellable subscription and service agreements at February 29, 2012 included deferred revenue classified as a current liability of $711.4 million, long-term deferred revenue of $235.3 million and backlog not reflected in our financial statements in excess of $200.0 million. The amount of backlog at February 28, 2013 that we expect to be billed during the fiscal year ending February 28, 2014 is in excess of $180.0 million.

We report our off-balance sheet backlog as a conservative approximation, often describing the amount as “in excess of”, primarily because the value of underlying contracts is derived from data not yet subjected to the complete application of our revenue recognition policies. We endeavor to derive the value of our off-balance sheet backlog in a consistent manner year over year and therefore believe amounts are comparable.

BUSINESS STRATEGY

Our business strategy is designed to generate (i) adoption of Red Hat enterprise technologies by enterprise customers globally, (ii) increasing revenue from our existing user base by renewing existing subscriptions, converting users of free versions of our enterprise technologies to paying subscribers, providing additional value to our customers and growing the number of open source enterprise technologies we offer, (iii) increasing revenue by providing additional consulting and other targeted services and (iv) increasing revenue from strategic acquisitions and channel partner relationships, including distributors, OEMs, IHVs, ISVs, cloud computing providers, VARs and systems integrators, and from our own international expansion, among other means. Further details of our strategy are set forth below.

Increase the adoption of Red Hat enterprise technologies by enterprise customers

A growing number of customers view Red Hat Enterprise Linux and Red Hat JBoss Middleware as mainstream enterprise technologies for mission-critical areas of their IT infrastructure. An increasing number of these customers deploy Red Hat JBoss Middleware as a reference architecture and portfolio of offerings for development, deployment and integration of distributed applications, business processes and web services used in a service-oriented architecture (where software platform or infrastructure resources are provided as services). In addition, we see increasing interest among customers for our virtualization, storage and cloud offerings. We seek to promote further adoption of our enterprise technologies by expanding the breadth and depth of our technology offerings, offering expanded consulting and other targeted services, focusing on new geographic markets, and capitalizing on the success of our existing channel and other strategic partner relationships. We believe the relationships with our partners will continue to stimulate the technical advancement and widespread distribution of our enterprise technologies and the growth of existing third-party enterprise applications using Red Hat enterprise technologies. We seek to encourage users of free versions of our enterprise technologies to become paying customers by helping these users understand the value of the subscriptions we offer. We believe that the low-cost, high-value offerings from Red Hat are a catalyst for change in the IT industry, enabling new deployments and migrations, which encourage a larger ecosystem of compatible hardware and software solutions.

Continue to expand virtualization, storage, cloud and other platform offerings

We intend to continue to expand our enterprise virtualization suite of server, client and management offerings to enable customers to increase their deployments of virtualization in enterprise environments. We also expect to continue to invest resources to further develop and market our storage and high-performance distributed computing offerings. Moreover, we intend to continue to leverage and build upon our technologies that seek to optimize resource allocation and enhance performance and flexibility in public, private and hybrid cloud computing environments.

Continue to expand routes to market

We intend to continue to grow our direct sales channel as well as our distributors, VAR, OEM, IHV, ISV, cloud computing providers and channel partner networks on a global basis. In addition, we are enhancing our relationships with systems integrators in order to expand our reach to customers who traditionally rely on system integrators for advice and recommendations regarding their technology purchases.

Continue to pursue strategic acquisitions and alliances

We expect to continue to pursue a selective acquisition strategy as opportunities arise to complement and expand our enterprise technology offerings and service capabilities. In our fiscal year ended February 28, 2013, we completed the following transactions:

•	FuseSource—acquired a provider of messaging software for our middleware platform offering;

•

ManageIQ—acquired a provider of enterprise cloud management and automation software that enables enterprises to deploy, manage and optimize heterogeneous private clouds, virtualized infrastructures and virtual desktops; and

•	Polymita Technologies—acquired business process management technology from Polymita for our middleware platform offering.

We also intend to create and extend our strategic alliances where it is beneficial to our business. To facilitate the widespread deployment of Red Hat offerings, we will continue efforts to build broader and deeper relationships with providers of hardware, software, cloud computing and systems integrator services critical to enterprises.

Continue to grow our presence in international markets

We have operations in a number of countries in the Americas, EMEA and Asia Pacific, with over 80 offices worldwide. We expect to continue to expand our operations geographically. See NOTE 2—Summary of Significant Accounting Policies and NOTE 20—Segment Reporting to our Consolidated Financial Statements for a discussion of our revenue by geographic area. We offer our technologies and documentation in various languages.

Continue to invest in the development of open source technologies

We intend to continue to invest significant resources in the development of new open source technologies in areas that include operating systems, middleware, virtualization, storage, cloud computing and management, capitalizing on our substantial experience working with open source development communities. We expect this continued investment to take the form of expenditures on internal development efforts, as well as continued funding of third-party open source projects and the expansion of our developer services.

PRODUCTS AND SERVICES

Red Hat’s software offerings are designed to provide enterprises with high-performing, scalable, flexible, reliable, secure and stable technologies that meet customers’ IT infrastructure needs, both on-premise (i.e., running on computers located within an enterprise’s premises) and in a cloud. Our service offerings, principally directed toward our enterprise customers and the leading hardware providers with whom we have strategic or channel partner relationships, include technical support, training, professional consulting services, and engineering services.

Red Hat Enterprise Linux technologies

Red Hat Enterprise Linux is an operating system built from various open source software components including the Linux kernel, and is designed expressly for enterprise computing. An operating system is the software that allows a computer and its various hardware and software components to interact. A worldwide community of developers collaborates to improve Linux, and we believe we are able to integrate the best of those improvements into our stable, yet innovative and high-performing Red Hat Enterprise Linux platform. Moreover, Red Hat Enterprise Linux enjoys the support of major OEMs, IHVs and ISVs, increasing the interest of developers in adding further enhancements to the Linux kernel.

Red Hat Enterprise Linux is intended to be:

•

flexible—capable of running on a broad range of hardware, including mainframes, servers, work stations and personal computers and across a variety of hardware architectures, virtualization methods and clouds;

•	scalable—running on a single device, a cluster of thousands of systems within an enterprise, or through a certified cloud provider;

•	functional—able to handle discrete or multiple applications accessed by multiple users;

•	adaptable—allowing the user to modify the software to meet particular needs and requirements;

•	stable—upgrades and fixes provided periodically on an if-and-when-available basis with a multi-year support lifecycle;

•	reliable—regularly reviewed and fine-tuned by developers worldwide;

•	secure—offering some of the highest levels of security in the commercial operating system market;

•	cost-effective—an attractive total cost of ownership for enterprise IT environments; and

•	high-performing—yielding an array of quality performance results using leading industry benchmarks.

Red Hat Enterprise Linux delivers the features required for enterprise deployments, including support for a wide range of ISV applications from vendors such as BMC, CA, EMC, HP, IBM, Microsoft, Oracle, SAP, SAS and Symantec; certification on multiple architectures and leading OEM platforms, including platforms offered by Cisco, Dell, Fujitsu, HP, Hitachi, IBM, NEC and Oracle; and comprehensive technical support, with up to 24x7, one-hour response, available both from Red Hat and selected ISV and OEM partners.

In addition, Red Hat offers a portfolio of add-ons that extends the features of Red Hat Enterprise Linux. These add-ons, which are designed to tailor a customer’s computing environment to suit its specific requirements, include:

•	High Availability—provides failover services between nodes within a cluster intended to make applications more resistant to downtime.

•	Resilient Storage—enables a shared storage or clustered file system to provide a single point of storage access over a network.

•	Network Load Balancer—provides redundancy and scalability for web servers, databases, networking and storage.

•	Scalable File System—provides support for file systems up to 100 terabytes in size using advanced features such as 64-bit journaling and advanced locking algorithms.

•	High Performance Network—delivers remote directory memory access over converged Ethernet helping improve network latency and capacity.

•

Smart Management—includes Red Hat Network Satellite management and provisioning modules that allow a customer to provision, patch, configure and control Red Hat Enterprise Linux development, test and production systems.

•	Extended Lifecycle Support—provides software security updates, fixes and support after Red Hat’s published end of life date for certain versions of Red Hat Enterprise Linux.

•	Extended Update Support—extends the support period of a Red Hat Enterprise Linux update for up to 18 months and delivers overlapping release support to give enterprise customers more flexibility.

We believe that these add-ons provide customers with increased features, flexibility and choice.

Red Hat JBoss Middleware

Red Hat JBoss Middleware provides a range of middleware offerings for developing, deploying, and managing applications that are accessible via the Internet, enterprise intranets, extranets, clouds and virtual private networks. Middleware generally refers to the software that enables the development, operation and integration of applications and other software. Red Hat JBoss Middleware integrates, tests, and refines enterprise-ready features from JBoss.org community projects into supported, stable, enterprise-class middleware distributions.

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

Red Hat JBoss Middleware offerings consist of a number of deployment platforms and tools, including:

•

Red Hat JBoss Application Platform—provides an environment for building, hosting and deploying applications and services. It includes Red Hat JBoss Application Server, Seam, Hibernate, Red Hat JBoss Cache, Red Hat JBoss Transactions, Red Hat JBoss Messaging and Red Hat JBoss Web services.

•	Red Hat JBoss Web Server—provides a single enterprise open source solution for large scale websites and lightweight applications that utilize Apache Tomcat and Apache Web Server.

•	Red Hat JBoss SOA Platform—provides the environment for deploying and integrating service-oriented architectures and business processes.

•	Red Hat JBoss Portal Platform—provides a Java-based platform for deploying standards-based portals.

•	Red Hat JBoss Business Rules Management System—provides a business rules management system that enables business policy and rules development, access and change management.

•

Red Hat JBoss Developer Studio—provides an Eclipse-based application development environment for developing applications and development tools used to build rich web-based applications and service-oriented architecture services.

•	Red Hat JBoss Data Services Platform—provides an environment integrating distributed data sources and provides for data federation, data abstraction, data transformation and metadata management.

•	Red Hat JBoss Data Grid—provides a scalable, distributed in-memory data grid that permits cost-effective scaling of big data tiers.

•	Red Hat JBoss Fuse and Red Hat JBoss A-MQ—provide customers messaging and integration tools for distributed applications.

Red Hat Enterprise Virtualization

Red Hat Enterprise Virtualization includes standalone virtualization functionality and management tools for both server and desktop deployments. Virtualization allows a single computer system to function as multiple virtual systems by abstracting operating systems and application software from the underlying hardware infrastructure, thereby allowing customers to use a common hardware infrastructure to run multiple operating systems and applications. Virtualization is intended to enhance the capital and operational efficiencies of enterprises by increasing server utilization and deployment flexibility.

The latest versions of Red Hat Enterprise Linux include integrated virtualization. Red Hat Enterprise Virtualization for Servers combines the Kernel-based Virtual Machine (“KVM”) hypervisor included in the Linux kernel with the oVirt open source virtualization management system to offer enterprises a platform for large-scale virtualization initiatives and cloud deployments. Red Hat Enterprise Virtualization for Servers is designed to be compatible with Red Hat Enterprise Linux and its wide ecosystem of certified hardware systems and software applications.

Red Hat Enterprise Virtualization for Desktops is available as an add-on and provides support and management functionality for remote desktop operating systems.

Red Hat Storage Server

Red Hat Storage Server is software that enables users to treat storage as a virtualized resource, and is available for deployment both on-premise and in public or hybrid clouds. Red Hat Storage Server aggregates disk and memory resources into a unified storage capability that abstracts physical hardware from users and applications, offering enterprises the ability to treat physical storage as a scalable, standardized, centrally managed pool of virtual storage.

Red Hat cloud offerings

Red Hat provides a portfolio of offerings, such as Red Hat Enterprise Linux, Red Hat JBoss Middleware, Red Hat Enterprise Virtualization and Red Hat Storage Server, that can be combined to enable public, private and hybrid cloud deployments.

Cloud computing is a term used to refer to an IT infrastructure that enables the use of a shared pool of computing resources (such as networks, processors, storage and applications) by multiple users. In a cloud environment, computing resources can be deployed rapidly and efficiently, and usage can be increased or decreased as needed.

Cloud computing can be implemented in different ways. In a public cloud, computing resources are made available to the general public by an entity that controls and operates these resources. In a private cloud, computing resources are operated solely for the benefit of a particular entity. A hybrid cloud blends the public and private cloud models and enables interoperability between public and private clouds.

Red Hat systems management offerings

Red Hat’s systems management offerings are designed to help enterprises increase productivity, lower costs and enhance security by provisioning, managing, monitoring, updating and configuring Red Hat technologies and other technologies both on-premise or in a cloud.

Red Hat’s management offerings include the following:

•

Red Hat Network—provides a method for customers to obtain certified software and upgrades and to manage, provision and monitor deployments of Red Hat Enterprise Linux and Red Hat Enterprise Virtualization.

•

Red Hat Customer Portal—provides an online method for customers to obtain certified software, access a knowledge base and software update alerts and advisories, as well as interact with our technical support engineers.

•

Red Hat JBoss Operations Network—provides customers the ability to manage Red Hat JBoss Middleware environments. Red Hat JBoss Operations Network functionality includes inventory, software update, administration, configuration management and resource deployment.

Additional Red Hat enterprise technologies

Red Hat enterprise offerings also include other technologies, such as for software development, high-performance distributed computing, directory services and user authentication. These applications broaden customer choice and are components of our open source architecture vision for the enterprise.

Red Hat training, consulting and support services

Red Hat offers a range of services that are designed to help our customers derive additional value from Red Hat enterprise technologies.

Training. Our training services consist of an array of performance-based courses designed to meet the diverse needs of our customers. We deliver more than 30 Red Hat Enterprise Linux and Red Hat JBoss Middleware courses worldwide in classroom, corporate on-site and online settings. These courses span topics such as system administration and advanced enterprise development, deployment security, middleware and role-based offerings. Certification paths include Red Hat Certified Technician, Red Hat Certified Engineer, Red Hat Certified Data Specialist, Red Hat Certified Security Specialist, Red Hat Certified Virtualization Administrator, Red Hat Certified Architect and JBoss Certified Application Administrator.

Consulting. We offer the services of experienced consultants principally in connection with our technology offerings to assist with the technology infrastructure needs of our customers. Our offerings include assessments, implementations, upgrade planning, platform migrations, solution integration and application development.

Support. Our Red Hat subscriptions generally include varying levels of technical support to assist customers with implementing, configuring and using Red Hat enterprise technologies. Additionally, we offer a technical account management service for customers who require a more personalized support relationship. The technical account management service is designed to offer a highly skilled, proactive support engineer who understands a customer’s IT infrastructure and serves as a primary point of contact for technical support that is tailored to the customer’s business.

By providing consulting and support services that help to enable infrastructure, application integration and middleware solutions both on-premise or in a cloud, we facilitate further adoption and use of our technologies in the enterprise. In addition, our training services help populate customers with skilled Red Hat and JBoss certified professionals who often serve as internal open source advocates, increasing opportunities for successful adoption and use of our enterprise technologies. Our service capabilities promote and reinforce the use of open source technologies as well as our Red Hat and JBoss brands.

COMPETITION

We compete with a number of large and well-established companies that have significantly greater financial resources, larger development staffs and more extensive marketing and distribution capabilities. No assurance can be given that our efforts to compete effectively will be sufficient.

We believe that the major factors affecting the competitive landscape for our offerings include:

•	the name and reputation of the vendor or competitive offering;

•	the ability to adapt development, sales, marketing and support to the open source software model;

•	the product price, performance, reliability, security and functionality;

•	the alliances of the vendor with major industry hardware and/or software providers;

•	the quality of support and consulting services;

•	the financial and value relationship of subscription services;

•	the number of Global 2000 reference accounts;

•	the number of cloud computing partners and reference accounts;

•	the availability of third-party enterprise applications that are compatible with the technology;

•	the breadth of hardware and software ecosystem compatibility;

•	the management framework for administering the software technologies;

•	the ability of the vendor to quickly diagnose software issues and provide patches and other solutions;

•	the distribution strength and number of distribution partners of the vendor; and

•	the strength of the vendor’s relationships and reputation in the open source community.

With respect to our operating systems offerings, our competitors include Microsoft which offers a hardware-independent, multi-user operating system that competes with Red Hat’s offerings. Moreover, we also compete with HP, IBM, Oracle and Unisys Corporation, each of which offer the UNIX operating system. Many of these competitors bundle competitive operating systems, such as UNIX, with their own hardware and additional software offerings, thereby making it more difficult for us to penetrate their customer bases. With respect to Linux operating systems, our chief competitor has historically been Attachmate Corporation (“Attachmate”), with its SUSE brand of Linux. Canonical Ltd. and Oracle also sell support for their versions of the Linux operating system. We also compete with freely available Linux distributions, such as Fedora, CentOS and Debian.

With respect to our middleware offerings our competitors include IBM, Microsoft, Oracle and VMware, all of which offer portfolios of enterprise Java and non-Java middleware products. All of these vendors offer the majority of their middleware products under a typical proprietary software license model. IBM and Oracle often bundle hardware and software for their customers, making it more difficult for us to penetrate their customer bases. Our middleware offering is heavily dependent on the Java programming language, which is controlled by Oracle.

With respect to our virtualization offerings our competitors include Attachmate, Citrix, Microsoft, Oracle and VMware. Microsoft and VMware offer virtualization technologies that are certified and supported with Red Hat Enterprise Linux operating system offerings.

With respect to our storage offerings we compete with companies that provide software-based storage products, such as EMC and NetApp. Public cloud providers such as Amazon and Rackspace also offer storage capabilities.

With respect to our cloud technologies we compete with companies that provide tools for enterprises to create private clouds, such as Citrix, Microsoft and VMware, as well as with companies that provide public clouds and that allow users to consume computing infrastructure such as hardware and software as a service without the need to purchase equipment or software, such as Amazon, Google, Microsoft and Rackspace.

With respect to our management offerings our competitors include Attachmate, BMC, CA, HP, IBM, Microsoft and Oracle, all of which offer support for heterogeneous operating system environments, such as Linux, Solaris, AIX, HP-UX and Windows. Many of these competitors have legacy client/server offerings that require relatively long implementation cycles and are difficult to displace in enterprise customers due to, among other reasons, switching costs. There are numerous other companies that focus exclusively on management offerings that are likely to support Linux-based systems as well as non-Linux-based systems.

With respect to our service offerings we face competition in the markets for services related to the development, deployment and integration of enterprise technologies. Our competitors in these markets include

Accenture plc, HP, IBM and Tata Consultancy Services Limited, as well as other technology consulting companies.

Due to the nature of open source technology, the open source software model is not characterized by the traditional barriers to entry that are found in the proprietary software model. For example, the financial and legal barriers to creating a new Linux distribution are relatively low because the software components typically included in Linux distributions are publicly available under open source licenses that permit copying, modification and redistribution. Anyone can use, copy, modify and redistribute Red Hat Enterprise Linux, Red Hat JBoss Middleware and our other open source offerings. However, they are not permitted to refer to these products as “Red Hat” or “JBoss” products unless they have a formal business relationship with us that allows such references. Moreover, our customers agree that during their support relationship with Red Hat, they will purchase a support subscription for each computer system, core, socket or other unit on which they deploy Red Hat’s software. In addition, the primary means by which customers can receive a certified version of Red Hat enterprise software, as well as new versions of the software, security updates, fixes, functionality enhancements and upgrades to the technology, if and when available, is to purchase and maintain a current subscription directly from us or our partners with whom we have agreements.

Although we believe that we generally compete on par or favorably with many of our competitors in a number of respects, we believe that a number of our key competitors currently have superior marketing and distribution capabilities. In addition, there are significantly more enterprise infrastructure applications available for competing operating systems technologies, such as Windows, than there are for Red Hat Enterprise Linux. An integral part of our strategy has been to help address these shortcomings by, among other methods, strengthening our existing strategic and channel partner relationships and entering into new ones to expand our marketing and distribution capabilities and by attracting more attention to the open source movement. Also, increasing the volume of subscriptions of Red Hat enterprise technologies should create additional opportunities and incentives for software developers to write more applications that are compatible with Red Hat enterprise technologies.

SOFTWARE ENGINEERING AND DEVELOPMENT

We have invested, and intend to continue to invest, significant resources in research and development. We expended $263.2 million, $208.7 million and $171.3 million, in our fiscal years ended February 28, 2013, February 29, 2012 and February 28, 2011, respectively, in research and development costs. We focus and modify our research and development efforts based on the needs of users and changes in the marketplace. We are currently focusing our development efforts on improving or adding the functionality to our offerings that are needed by enterprise customers or required for leading third-party applications upon which enterprise customers are dependent. However, any upgrades and enhancements are offered on an if-and-when-available basis.

Our software engineers collaborate with open source software development teams working through open source communities such as the Fedora Project, JBoss.org and GlusterFS. This involvement enables us to remain abreast of, and in some instances lead, certain technical advances, plans for development of new features and timing of releases, as well as other information related to the management of open source projects.

Our software engineers make development contributions to many components comprising Red Hat software offerings, such as Red Hat Enterprise Linux, Red Hat JBoss Middleware, Red Hat Enterprise Virtualization and Red Hat Storage Server, and provide leadership within the various open source communities across many of the core components.

Our software development engineers perform extensive testing of Red Hat enterprise technologies. We use various industry methods of quality assurance testing to help ensure that our enterprise technologies are ready for use by our customers when delivered. We also work closely with leading hardware and software vendors to help ensure that their hardware and applications will operate effectively with Red Hat enterprise platforms.

INTELLECTUAL PROPERTY

Most of our offerings, such as Red Hat Enterprise Linux and Red Hat JBoss Middleware, are built primarily from software components licensed to the general public under various open source licenses. While some components are developed by our own employees, Red Hat obtains many components from software developed and released by contributors to independent open source software development projects. Open source licenses grant licensees broad permissions to use, copy, modify and redistribute the software. Certain open source licenses, such as the GPL, impose significant limits on a distributor’s ability to license derivative works under more restrictive terms and generally require the distributor to disclose the source code of such works. The inclusion of software components governed by such licenses in our offerings limits our ability to use traditional proprietary software licensing models for those offerings. As a result, while we have substantial copyright interests in our software technologies, open source development and licensing practices may have the effect of limiting the value of our software copyright assets. Consequently, our trademarks may represent our most valuable intellectual property.

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

Red Hat also seeks patent protection of some of the innovative ideas of our software developers and other employees. Some of these inventions are applicable to our current technologies, while others provide protection to new and other technologies. Moreover, our principal objectives in seeking patent protection are to provide a measure of deterrence against the potential patent infringement claims of third parties and to a more limited extent to help ensure that new technologies and innovations covered by our patents remain open. As part of Red Hat’s commitment to the open source community, we provide our Patent Promise, an undertaking, subject to certain limitations, not to enforce our patent rights against users of open source software covered by certain open source licenses. This permits the development and distribution of open source applications by third parties that could otherwise infringe on our patents. For these reasons, it is unlikely that our patents will, of themselves, provide us substantial revenue. We are also a founding member and active participant, along with other industry leaders (including IBM, Philips and Sony) in the Open Invention Network LLC, which acquires patents with the goal of promoting innovation in open source for the Linux platform.

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

EMPLOYEES

As of February 28, 2013, Red Hat had approximately 5,600 employees. From time to time, we also employ independent contractors. Our employees are not represented by any labor union and are not recognized under a collective bargaining agreement, and we have never experienced a work stoppage. We believe our relations with our employees are generally good.

AVAILABLE INFORMATION

We maintain a website at www.redhat.com. We make available, free of charge on our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), as soon as reasonably practicable after we electronically file those reports with, or furnish them to, the Securities and Exchange Commission (the “SEC”). We also similarly make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Securities Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. We are not including the information contained at www.redhat.com, or at any other Internet address, as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

Set forth below are certain risks and cautionary statements, which supplement other disclosures in this report. Please carefully consider the following risks and cautionary statements. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

RISKS RELATED TO BUSINESS UNCERTAINTY

The duration and extent of economic downturns, regional financial instability, and economic and market conditions generally could adversely affect our business, financial condition, operating results and cash flows.

Economic weakness and uncertainty, tightened credit markets and constrained IT spending from time to time contribute to slowdowns in the technology industry, as well as in the specific customer segments and geographic regions in which we operate, which may result in reduced demand and increased price competition for our offerings. Our operating results in one or more geographic regions or customer segments may also be affected by uncertain or changing economic conditions within that region or segment. Continuing uncertainty about future economic conditions may, among other things, negatively impact our current and prospective customers and result in delays or reductions in technology purchases or lengthen our sales cycle. Adverse economic conditions also may negatively impact our ability to obtain payment for outstanding debts owed to us by our customers or other parties with whom we do business. In addition, these conditions may impact our investment portfolio, and we could determine that some of our investments have experienced an other-than-temporary decline in fair value, requiring an impairment charge that could adversely impact our financial condition and operating results. Also, these conditions may make it more difficult to forecast operating results. If global economic conditions, or economic conditions in the United States, Europe, Asia or in other key geographic regions or customer segments, remain uncertain or persist, spread or deteriorate further, current and prospective customers may delay or reduce their IT spending, which could adversely affect our business, financial condition, operating results and cash flows.

If we fail to continue to establish and maintain strategic relationships with industry-leading companies, we may not be able to attract and retain a larger customer base.

Our success depends in part on our ability to continue to establish and maintain strategic relationships with industry-leading hardware manufacturers, software vendors, cloud providers and enterprise solutions providers such as Amazon.com, Inc. (“Amazon”), Cisco Systems, Inc., Dell Inc., Fujitsu Limited, Hewlett-Packard Co. (“HP”), International Business Machines Corporation (“IBM”), NEC Corporation, Oracle Corporation (“Oracle”), SAP AG and others. Many of these strategic partners have engineered and certified that their products and services run on or with our offerings, and in some cases have built their products using our offerings. We may not be able to maintain these relationships or replace them on attractive terms in the future. Some of our strategic partners offer competing products and services. As a result of these factors, many of the companies with which we have strategic alliances may choose to pursue alternative technologies and develop alternative products and services in addition to or in lieu of our offerings, either on their own or in collaboration with others, including our competitors. Moreover, we cannot guarantee that the companies with which we have strategic relationships will market our offerings effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support. As our agreements with strategic partners terminate or expire, we may be unable to renew or replace these agreements on comparable terms, or at all.

We rely, to a significant degree, on indirect sales channels for the distribution of our offerings, and disruption within these channels could adversely affect our business, financial condition, operating results and cash flows.

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

We rely, to a significant degree, on each of our channel partners to select, screen and maintain relationships with its distribution network and to distribute our offerings in a manner that is consistent with applicable regulatory requirements and Red Hat’s quality standards. Our channel partners may offer their own products and services that are competitive with our offerings or may not distribute and market our offerings effectively. Moreover, our existing channel partner relationships do not, and any future channel partner relationships may not, afford us any exclusive marketing or distribution rights. In addition, if a channel partner is acquired by a competitor or its business units are reorganized or divested, our revenues derived from that partner may be adversely impacted.

Recruiting and retaining qualified channel partners and training them in the use of our enterprise technologies requires significant time and resources. If we fail to devote sufficient resources to support and expand our network of channel partners, our business may be adversely affected. In addition, because we rely on channel partners for the indirect distribution of our enterprise technologies, we may have little or no contact with the ultimate end-users of our technologies, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our software, support ongoing customer requirements, estimate end-user demand, respond to evolving customer needs and obtain subscription renewals from end-users.

If our indirect distribution channel is disrupted, we may be required to devote more resources to distribute our offerings directly and support our customers, which may not be as effective and could lead to higher costs, reduced revenue and growth that is slower than expected.

We have entered into and may continue to enter into or seek to enter into business combinations and acquisitions, which may be difficult to complete and integrate, disrupt our business, divert management’s attention, adversely affect our business, financial condition, operating results and cash flows and dilute stockholder value.

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

•	Increased operating expenses related to the acquired business or technology;

•	Maintaining or establishing acceptable standards, controls, procedures and policies;

•	Disruption of our ongoing business and distraction of management;

•

Impairment of relationships with our employees, partners or customers as a result of any integration of new management and other personnel, products or technology or as a result of the changes in the competitive landscape affected by the transaction;

•	Maintaining good relationships with customers or business partners of the acquired business;

•	Effective evaluation of talent at an acquired business or cultural challenges associated with integrating employees from the acquired business into our organization;

•	Loss of key employees of the acquired business;

•	Incorporating and further developing acquired products or technology into our offerings and maintaining quality standards consistent with our brands;

•	Achieving the expected benefits of the transaction;

•	Expenses related to the transaction;

•	Claims and liabilities we may assume from the acquired business or technology, or that are otherwise related to the transaction;

•	Entering into new markets in which we have little or no experience or in which competitors may have stronger market positions;

•	Impairment of intangible assets and goodwill acquired in transactions; and

•

For foreign transactions, additional risks related to the integration of operations across different cultures and languages, and the economic, political, compliance and regulatory risks associated with specific countries.

There can be no assurance that we will manage these challenges and risks successfully. Moreover, if we are not successful in completing transactions that we have pursued or may pursue, our business may be adversely affected, and we may incur substantial expenses and divert significant management time and resources. In addition, in pursuing and completing such transactions, we could use substantial portions of our available cash as all or a portion of the purchase price for these transactions or as retention incentives to employees of the acquired business, or we may incur substantial debt. We could also issue additional securities as all or a portion of the purchase price for these transactions or as retention incentives to employees of the acquired business, which could cause our stockholders to suffer significant dilution. Any transaction may not generate additional revenue or profit for us, or may take longer to do so than expected, which may adversely affect our business, financial condition, operating results and cash flows.

If we fail to effectively manage our growth, our business, financial condition, operating results and cash flows could be adversely affected.

We have expanded our operations rapidly in recent years. For example, our total revenue increased from $1.13 billion for the fiscal year ended February 29, 2012 to $1.33 billion for the fiscal year ended February 28, 2013. Moreover, the total number of our employees increased from over 4,500 as of February 29, 2012 to approximately 5,600 as of February 28, 2013 and is expected to generally increase in the foreseeable future. In addition, we continue to explore ways to extend our offerings and geographic reach. Our growth has placed and will likely continue to place a strain on our management systems, information systems, resources and internal controls. Our ability to successfully provide our offerings and implement our business plan requires adequate information systems and resources, internal controls and oversight from our senior management.

As we expand in international markets, these challenges increase as a result of the need to support a growing business in an environment of multiple languages, cultures, customs, legal systems, dispute resolution systems, regulatory systems and commercial practices. As we grow, we must also continue to hire, train, supervise and manage new employees. We may not be able to adequately screen and hire or adequately train, supervise and manage sufficient personnel or develop management, or effectively manage and develop our controls and oversight functions and information systems to adequately manage our growth effectively. If we are unable to effectively manage our growth, our business, financial condition, operating results and cash flows could be adversely affected.

Industry consolidation may lead to increased competition and may adversely affect our business, financial condition, operating results and cash flows.

There has been a trend of consolidation in the technology industry. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry. For example, as the computing, networking, storage, and software technologies that comprise the enterprise data center converge, many companies seek to position themselves as key or single-source vendors providing end-to-end technology solutions for the data center. Also, some of our current and potential competitors have made acquisitions or announced new strategic alliances designed to position them as a key or single-source vendor. As a result of these developments, we face greater competition, including competition from entities that are among our key business partners. This increased competition could adversely affect our business, financial condition, operating results and cash flows.

Because of the characteristics of open source software, there are few technology barriers to entry into the open source market by new competitors and it may be relatively easy for competitors, some of which may have greater resources than we have, to enter our markets and compete with us.

One of the characteristics of open source software is that anyone may modify and redistribute the existing open source software and use it to compete with us. Such competition can develop without the degree of overhead and lead time required by traditional proprietary software companies. It is possible for competitors with greater resources than ours to develop their own open source solutions, potentially reducing the demand for, and putting price pressure on, our offerings. In addition, some competitors make their open source software available for free download and use on an ad hoc basis or may position their open source software as a loss leader. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure and/or the availability of open source software will not result in price reductions, reduced operating margins and loss of market share, any one of which could adversely affect our business, financial condition, operating results and cash flows.

We may not be able to continue to attract and retain capable management.

Our future success depends on the continued services and effectiveness of a number of key management personnel, including our CEO. The loss of these individuals, particularly to a competitor, some of which may be in a position to offer greater compensation, could adversely affect our business or stock price.

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

We depend on our key non-management employees, the loss of which could adversely affect our business or diminish our brands.

Competition in our industry for qualified employees, especially technical employees, is intense and from time to time our competitors directly target our employees. The loss of key employees could hinder our influence in open source projects and seriously impede our success. Moreover, the loss of these individuals, particularly to a competitor, some of which may be in a position to offer greater compensation, and any resulting loss of customers could reduce our market share and diminish our brands. We have from time to time in the past experienced, and we may experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

A number of our key employees have become, or will become, vested in a significant amount of their equity compensation awards. Employees may be more likely to leave us after a significant portion of their equity compensation awards fully vest, especially if the shares underlying the equity awards have significantly appreciated in value. If we do not succeed in retaining and motivating our key employees and attracting new key personnel, our business, financial performance, operating results and cash flows may be adversely affected.

Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity and collaboration fostered by our culture, and our business may be adversely affected.

We believe that a critical contributor to our success has been our corporate culture, which we believe fosters innovation, creativity and collaboration. As our organization grows, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain these beneficial aspects of our corporate culture. If we are unable to maintain our corporate culture, we may find it difficult to attract and retain motivated employees.

Our subscription-based business model may encounter customer resistance or we may experience a decline in the demand for our offerings.

We provide Red Hat enterprise technologies under annual or multi-year subscriptions. A subscription generally entitles a customer to, among other things, a specified level of support, as well as new versions of the software, security updates, fixes, functionality enhancements and upgrades to the technology, if and when available, and compatibility with an ecosystem of certified hardware and software applications. While we believe this practice complies with the requirements of the GNU General Public License, and while we have reviewed this practice with the Free Software Foundation, the organization that maintains and provides interpretations of the GNU General Public License, we may still encounter customer resistance to this distribution model or customers may fail to honor the terms of our subscription agreements. To the extent we are unsuccessful in promoting or defending this distribution model, our business, financial condition, operating results and cash flows could be adversely affected.

In addition, our customers generally undertake a significant evaluation process that may result in a lengthy sales cycle. We spend substantial time, effort, and money on our sales efforts, including developing and implementing appropriate go-to-market strategies and training our sales force and channel partners in order to effectively market new offerings, without any assurance that our efforts will produce any sales. As technologies and the markets for our enterprise offerings change, our subscription-based business model may no longer meet the needs of our customers. For example, a business model based on annual or multi-year subscriptions may no longer be competitive in an environment where disruptive technologies (such as virtualization and cloud) enable customers to consume computing resources on an hourly basis or for free.

An increased focus on developing and providing virtualization, storage and cloud computing offerings may require a greater focus on marketing more holistic solutions, rather than individual offerings. Consequently, we may need to develop appropriate marketing and pricing strategies for our offerings, our customers’ purchasing decisions may become more complex and require additional levels of approval and the duration of sales cycles for our offerings may increase.

If we are unable to adapt our business model to changes in the marketplace, our business, financial condition, operating results and cash flows could be adversely affected.

If our customers do not renew their subscription agreements with us, our business, financial results, operating results and cash flows may be adversely affected.

Our customers may not renew their subscriptions after the expiration of their subscription agreements and in fact, some customers elect not to do so. In addition, our customers may opt for a lower-priced edition of our offerings or for fewer subscriptions. We have limited historical data with respect to rates of customer subscription renewals, so we cannot accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our services and their ability to continue their operations and spending levels. Government contracts could be subject to future funding that may affect the extension or termination of programs and generally are subject to the right of the government to terminate for convenience or non-appropriation. If we experience a decline in the renewal rates for our customers or they opt for lower-priced editions of our offerings or fewer subscriptions, our business, financial condition, operating results and cash flows may be adversely affected.

If third-party enterprise hardware and software providers do not continue to make their products and services compatible with our offerings, our software may cease to be competitive and our business, financial condition, operating results and cash flows may be adversely affected.

The competitive position of our offerings is dependent on their compatibility with products and services of third-party enterprise hardware and software companies. To the extent that a software or hardware vendor might have or develop products and services that compete with ours, the vendor may have an incentive to seek to limit the performance, functionality or compatibility of our offerings when used with one or more of the vendor’s offerings. In addition, these vendors may fail to support or issue statements of compatibility or certification of our offerings when used with their offerings. We intend to encourage the development of additional applications that operate on both current and new versions of our offerings by, among other means, attracting third-party developers to our offerings, providing open source tools to create these applications and maintaining our existing developer relationships through marketing and technical support. We intend to encourage the compatibility of our software with various third-party hardware and software offerings by maintaining and expanding our relationships, both business and technical, with relevant independent hardware and software vendors. If we are not successful in achieving these goals, however, our offerings may not be competitive and our business, financial condition, operating results and cash flows may be adversely affected.

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

Our continued success depends on our ability to adapt to a rapidly changing industry. Investment in new offerings, business strategies and initiatives could disrupt our ongoing business and may present risks not originally contemplated.

We operate in highly competitive markets that are characterized by rapid technological change and frequent new product and service announcements. Our continued success will depend on our ability to adapt to rapidly changing technologies, to adapt our offerings to evolving industry standards, to predict user preferences and industry changes and to improve the performance and reliability of our offerings. Our failure to adapt to such changes could harm our business. In addition, the widespread adoption of other technological changes could require substantial expenditures to modify or adapt our offerings or infrastructure. Delays in developing, completing or delivering new or enhanced offerings and technologies could result in delayed or reduced revenue for those offerings and could also adversely affect customer acceptance of those offerings and technologies. The success of new and enhanced offering introductions depends on several factors, including our ability to invest significant resources in research and development in order to enhance our existing offerings and introduce new offerings in a timely manner, successfully promote the offerings, manage the risks associated with the offerings, make sufficient resources available to support the offerings and address any quality or other defects in the early stages of introduction.

Moreover, we believe that our continued success depends on our investing in new business strategies or initiatives that complement our strategic direction and technology road map. Such endeavors may involve significant risks and uncertainties, including distraction of management’s attention away from other business operations, and insufficient revenue generation to offset liabilities and expenses undertaken with such strategies and initiatives. Because these endeavors may be inherently risky, no assurance can be given that such endeavors will not adversely affect our business, financial condition, operating results and cash flows.

Our offerings may contain defects that may be costly to correct, delay market acceptance of our enterprise technologies and expose us to claims and litigation.

Despite our testing procedures, errors have been and may continue to be found in our offerings after deployment. This risk is increased by the fact that much of the code in our offerings is developed by independent parties over whom we exercise no supervision or control. If errors are discovered, we may have to make significant expenditures of capital and devote significant technical resources to analyze, correct, eliminate or work around them and may not be able to successfully do so in a timely manner or at all. Errors and failures in our offerings could result in a loss of, or delay in, market acceptance of our enterprise technologies, loss of existing or potential customers and delayed or lost revenue and could damage our reputation and our ability to convince enterprise users of the benefits of our technologies.

In addition, errors in our technologies could cause system failures, loss of data or other adverse effects for our customers who may assert warranty and other claims for substantial damages against us. Although our agreements with our customers often contain provisions which seek to limit our exposure to potential product liability claims, it is possible that these provisions may not be effective or enforceable under the laws of some jurisdictions. In addition, our insurance policies may not adequately limit our exposure to this type of claim. These claims, even if unsuccessful, could be costly and time consuming to defend and could adversely affect our business, financial conditions, operating results and cash flows.

Our virtualization, storage and cloud computing offerings are based on emerging technologies and business models, and the potential market for these offerings remains uncertain.

Our virtualization, storage and cloud computing offerings are based on emerging technologies and business models, the success of which will depend on the perceived technological and operational benefits and cost savings associated with the adoption of these technologies. The virtualization, storage and cloud computing technologies are rapidly evolving. We expect competition to remain intense and, as with many emerging IT sectors, these technologies may be subject to a “first mover” effect pursuant to which certain product offerings rapidly capture a significant portion of market share and developer attention. Moreover, we may make errors in reacting to relevant business trends and predicting which technologies are successful or otherwise develop into industry standards.

Adoption of virtualization, storage and cloud computing offerings may occur more slowly or less pervasively than we expect and the revenue growth associated with these offerings may be slower than currently expected. Moreover, even if virtualization, storage and cloud computing are adopted widely by enterprises, our offerings in these areas may not attract a sufficient number of users or generate attractive financial results. We incur expenses associated with these offerings in advance of our ability to generate associated revenues. Demand for our virtualization, storage and cloud computing offerings may unfavorably impact demand for our other products and services including software subscriptions and related professional services. If the market for our virtualization, storage and cloud computing offerings fails to develop adequately it could have an adverse affect on our business, financial condition, operating results and cash flows.

Our continued success depends on our ability to maintain and enhance strong brands.

We believe that the brand identities that we have developed have contributed significantly to the success of our business. We also believe that maintaining and enhancing our brands is important to expanding our customer base and attracting talented employees. In order to maintain and enhance our brands, we may be required to make substantial investments that may not be successful. Maintaining our brands will depend in part on our ability to remain a leader in open source technology and our ability to continue to provide high-quality offerings. If we fail to promote and maintain our brands, or if we incur excessive costs in doing so, our business, financial condition, operating results and cash flows may be adversely affected.

If our growth rate slows, our stock price could be adversely affected.

As the markets for our offerings mature and the scale of our business increases, our rate of revenue growth will likely be lower than the growth rates we experienced in earlier periods. In addition, to the extent that the adoption of our offerings occurs more slowly or is less pervasive than we expect, our revenue growth rates may slow or our revenue may decline, which could adversely affect our stock price.

Security breaches and data loss may expose us to liability, harm our reputation and adversely affect our business.

Our business involves the production and distribution of enterprise software technologies, as well as hosting applications. As part of our business we receive and process information about our employees, customers and partners, and we may store and process (or contract with third parties to store and process) our customers’ data. While we take security and testing measures relating to our offerings and operations, those measures may not prevent security breaches and data loss that could harm our business. Advances in computer capabilities, new discoveries in the field of cryptography, inadequate technology or facility security measures or other factors may result in data loss or a compromise or breach of our systems and the data we store and process (or the systems and data stored and processed by third parties on our behalf). These security measures may be breached or data lost as a result of actions by third parties or employee error or malfeasance. A party who is able to circumvent security measures or exploit inadequacies in security measures, could, among other things, misappropriate proprietary information (including information about our employees, customers and partners and our customers’ information), cause the loss or disclosure of some or all of this information, cause interruptions in our or our customers’ operations or expose customers (and their customers) to computer viruses or other disruptions or vulnerabilities. A compromise to these systems could remain undetected for an extended period of time, exacerbating the impact of that compromise. Actual or perceived vulnerabilities may lead to claims against us by customers, partners or other third parties, which could be material. While our customer agreements typically contain provisions that seek to limit our liability, there is no assurance these provisions will be enforceable and effective under applicable law. In addition, the cost and operational consequences of implementing further data protection measures could be significant. Any loss of data or compromise of our systems or the data we store or process (or the systems and data stored and processed by third parties on our behalf) could result in a loss of confidence in the security of our offerings, damage our reputation, lead to legal liability and adversely affect our business, financial condition, operating results and cash flows.

We are vulnerable to technology infrastructure failures, which could harm our reputation and adversely affect our business.

We rely on our technology infrastructure, and the technology infrastructure of third parties, for many functions, including selling our offerings, supporting our partners, fulfilling orders and billing, collecting and making payments. This technology infrastructure may be vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, terrorist attacks, computer intrusions and viruses, software errors, computer denial-of-service attacks and other events. A significant number of the systems making up this infrastructure are not redundant, and our disaster recovery planning may not be sufficient for every eventuality. This technology infrastructure may fail or be vulnerable to damage or interruption because of actions by third parties or employee error or malfeasance. We do not carry business interruption insurance sufficient to protect us from all losses that may result from interruptions in our services as a result of technology infrastructure failures or to cover all contingencies. Any interruption in the availability of our websites and on-line interactions with customers and partners would create a large volume of questions and complaints that would need to be addressed by our support personnel. If our support personnel cannot meet this demand, customer and partner satisfaction levels may fall, which in turn could cause additional claims, reduced revenue or loss of customers. Despite any precautions we may take, such problems could result in, among other consequences, a loss of data, loss of confidence in the stability and reliability of our offerings, damage to our reputation, legal liability, all of which may adversely affect our business, financial condition, operating results and cash flows interruptions.

A decline in or reprioritization of funding in the U.S. government budget or delays in the budget process could adversely affect our business, financial condition, operating results and cash flows.

We derive, and expect to continue to derive, a portion of our revenue from U.S. government agencies. Government deficit reduction and austerity measures, along with continued economic challenges, continue to place pressure on U.S. government spending. The termination of, or delayed or reduced funding for, government-sponsored programs and contracts from which we derive revenue could adversely affect our business, financial condition, operating results and cash flows.

We may be unable to predict the future course of open source technology development, which could reduce the market appeal of our offerings, damage our reputation and adversely affect our business, financial condition, operating results and cash flows.

We do not exercise control over many aspects of the development of open source technology. Different groups of open source software programmers compete with one another to develop new technology. Typically, the technology developed by one group will become more widely used than that developed by others. If we acquire or adopt new technology and incorporate it into our offerings but competing technology becomes more widely used or accepted, the market appeal of our offerings may be reduced and that could harm our reputation, diminish our brands and adversely affect our business, financial condition, operating results and cash flows.

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

We regularly commit to our subscription customers that if portions of our offerings are found to infringe any third-party intellectual property rights we will, at our expense and option: (i) obtain the right for the customer to continue to use the technology consistent with their subscription agreement with us; (ii) modify the technology so that it is non-infringing; or (iii) replace the infringing component with a non-infringing component, and indemnify them against specified infringement claims. Although we cannot predict whether we will need to satisfy these commitments and often have limitations on these commitments, satisfying the commitments could be costly and time consuming and could adversely affect our business, financial condition, operating results and cash flows. In addition, our insurance policies would likely not adequately cover our exposure to this type of claim.

We are vulnerable to claims that our technologies infringe third-party intellectual property rights because our technologies are comprised of software components, many of which are developed by numerous independent parties, and an adverse legal decision affecting our intellectual property could adversely affect our business.

We are vulnerable to claims that our technologies infringe third-party intellectual property rights, including patent, copyright and trade secrets because our technologies are comprised of software components, many of which are developed by numerous independent parties. Moreover, because the scope of software patent protection is often not well defined or readily determinable, patent applications in the United States are not publicly disclosed at the time of filing, and the number of software patents that are issued each year is significant and growing, among other concerns, we are unlikely to be able to assess adequately the relevance of patents to our technologies, and may be unable to take appropriate responsive action, in a timely or economic manner. Our exposure to risks associated with the use of intellectual property may increase as a result of acquisitions. In addition, third parties may make infringement and similar or related claims after we have acquired technology that had not been asserted prior to our acquisition.

In the past, our technologies have been subject to intellectual property infringement claims. Some of these claims have been brought by entities that do not design, manufacture, or distribute products or services or that acquire intellectual property like patents for the sole purpose of monetizing their acquired intellectual property through asserting claims of infringement. As these entities do not have operating businesses of their own and therefore have limited risk of counterclaims for damages or injunctive relief, it may be difficult to deter them from bringing intellectual property infringement claims. We expect to face the possibility of more intellectual property infringement claims as our prominence increases, business activities expand, market share and revenues grow, the number of products and competitors in our industry grows and the functionality of products in different portions of the industry overlap. We may not be able to accurately assess the risk related to these suits, and we may be unable to accurately assess our level of exposure.

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

An adverse legal decision regarding the intellectual property in and to our technology and other offerings could adversely affect our business, financial condition, operating results and cash flows. See “Legal Proceedings” for additional information.

Our activities, or the activities of our partners, may violate anti-corruption laws and regulations that apply to us.

In many foreign countries, particularly in certain developing economies, it is not uncommon to engage in business practices that are prohibited by regulations that may apply to us, such as the U.S. Foreign Corrupt Practices Act and similar laws. Although we have policies and procedures designed to help promote compliance with these laws, our employees, contractors, partners and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies and procedures. Any violation of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business, and damage to our reputation.

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

We are, and may become, involved in disputes and lawsuits that could adversely affect our business.

Lawsuits or legal proceedings may be commenced against us. These disputes and proceedings may involve significant expense and divert the attention of management and other employees. If we do not prevail in these matters, we could be required to pay substantial damages or settlement costs, which could adversely affect our business, financial condition, operating results and cash flows. See “Legal Proceedings” for additional information.

Our business is subject to a variety of U.S. and international laws regarding data privacy and protection.

Our business is subject to federal, state and international laws regarding privacy and protection of user data. We post, on our website, our privacy policies and practices concerning the use and disclosure of user data. As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. The introduction of new product and service offerings by us may cause new and different regulations to apply to our business. Increased regulation in the area of data privacy and protection is expected, and laws and regulations applying to the solicitation, collection, processing, protection or use of information could affect our ability to use and share data, or the adoption of our cloud offerings by customers.

It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines and penalties, a governmental order could require that we change our data practices. Compliance with these regulations may involve significant costs or require changes in business practices that result in reduced revenue. Noncompliance could result in penalties being imposed on us or orders that we cease conducting the noncompliant activity.

Any failure by us to comply with our posted privacy policies or other federal, state or international privacy-related or data protection laws and regulations or a requirement to change our data practices could have an adverse affect on our business, financial condition, operating results and cash flows.

If we fail to comply with our customer contracts or government contracting regulations, our business could be adversely affected.

Our contracts with our customers may include specialized performance requirements. In particular, our contracts with federal, state, provincial and local governmental customers are subject to various procurements regulations, contract provisions and other requirements relating to their formation, administration and performance. Any failure by us to comply with the specific provisions in our customer contracts or any violation of government contracting regulations could result in the imposition of various civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments and, in the case of our government contracts, fines and suspension from future government contracting. In addition, we may be subject to qui tam litigation, the process by which a private individual sues or prosecutes on behalf of the government relating to government contracts and shares in the proceeds of any successful litigation or settlement, which could include claims for up to treble damages. Further, any negative publicity related to our customer contracts or any proceedings surrounding them, regardless of its accuracy, may damage our business and affect our ability to compete for new contracts. There is increased pressure for governments and their agencies, both domestically and internationally, to reduce spending. If our customer contracts are terminated, if we are suspended from government work, or if our ability to compete for new contracts is adversely affected, we could suffer an adverse effect on our business, financial condition, operating results and cash flows.

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

We compete with a number of large and well-established companies that have significantly greater financial resources and name recognition, larger development staffs and more extensive marketing and distribution capabilities. Some of these competitors also bundle hardware and software offerings, making it more difficult for us to penetrate their customer bases. No assurance can be given that our efforts to compete effectively will be sufficient.

In the market for operating systems, we face significant competition from competitors which offer hardware-independent multi-user operating systems for Intel platforms and/or Linux and UNIX-based operating systems, including HP, IBM, Microsoft Corporation (“Microsoft”), Oracle and Unisys Corporation. With respect to Linux operating systems, our chief competitor has historically been Attachmate Corporation (“Attachmate”), with its SUSE brand of Linux. Canonical Ltd. and Oracle also sell support for their versions of the Linux operating system. We also compete with freely available Linux distributions, such as Fedora, CentOS and Debian.

In the market for middleware offerings, our competitors include, but are not limited to, IBM, Microsoft, Oracle and VMware, Inc. (“VMware”) all of which offer portfolios of enterprise Java and non-Java middleware products. Our middleware offering is heavily dependent on the Java programming language, which is controlled by Oracle.

In the market for virtualization our competitors include, but are not limited to, Attachmate, Citrix Systems, Inc. (“Citrix”), Microsoft, Oracle and VMware.

With respect to our storage offerings we compete with companies that provide software-based storage products, such as EMC Corporation and NetApp, Inc. Public cloud providers such as Amazon and Rackspace Hosting, Inc. (“Rackspace”) also offer storage capabilities.

With our cloud technologies we compete with companies that provide tools for enterprises to create private clouds, such as Citrix, Microsoft and VMware, as well as with companies that provide public clouds, such as Amazon, Google Inc., Microsoft and Rackspace.

With respect to our management offerings our competitors include Attachmate, BMC Software, Inc., CA, Inc., HP, IBM, Microsoft and Oracle, all of which offer support for heterogeneous operating system environments, such as Linux, Solaris, AIX, HP-UX and Windows.

We face competition in the market for services related to the development, deployment and integration of enterprise technologies. Our competitors in the market include Accenture plc, HP, IBM and Tata Consultancy Services Limited, as well as other technology consulting companies. Some of these competitors may be able to leverage their existing service organizations and provide higher levels of support, consulting and training on a more cost-effective basis than we can.

We may lack the resources needed to compete successfully with our current competitors as well as potential new competitors. Moreover, we compete in certain areas with our partners and potential partners, and this may adversely impact our relationship with an individual partner or a number of partners. Competitive pressures could affect prices or demand for our offerings, resulting in reduced profit margins and loss of market opportunity. We may have to lower the prices of our offerings to stay competitive, which could adversely affect our margins and financial condition. In addition, if our pricing and other factors are not sufficiently competitive, we may lose market share. Industry consolidation may also effect competition by creating larger and potentially stronger competitors in the markets in which we compete, which may adversely affect on our business.

We may not be able to meet the financial and operational challenges that we will encounter as our international operations, which represented approximately 43.3% of our total revenue for the fiscal year ended February 28, 2013, continue to expand.

Our international operations accounted for approximately 43.3% of total revenue for the fiscal year ended February 28, 2013. As we expand our international operations, we may have difficulty managing and administering a globally dispersed business and we may need to expend additional funds to, among other activities, reorganize our sales force and technical support services team, outsource or supplement general and administrative functions, staff key management positions, obtain additional information technology infrastructure and successfully localize offerings for a significant number of international markets, which may adversely affect our operating results.

Additional challenges associated with the conduct of our business overseas that may adversely affect our operating results include:

•	Fluctuations in exchange rates;

•	Pricing environments;

•	Longer payment cycles and less financial stability of customers;

•	Economic, political, compliance and regulatory risks associated with specific countries;

•	Difficulty selecting and monitoring channel partners outside of the United States;

•	Lower levels of availability or use of the Internet, through which our software is often delivered;

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

•

Economic or political instability or terrorist acts in some international markets could adversely affect our business in those markets or result in the loss or forfeiture of some foreign assets and the loss of sums spent developing and marketing those assets and the revenue associated with them.

Any failure by us to effectively manage the challenges associated with the international expansion of our operations could adversely affect our business, financial condition, operating results and cash flows.

A substantial portion of our revenues is derived from our Red Hat Enterprise Linux platform.

During our fiscal year ended February 28, 2013, a substantial portion of our subscription revenues was derived from our Red Hat Enterprise Linux technologies. Although we are continuing to develop other offerings, we expect that revenue from Red Hat Enterprise Linux will constitute a majority of our revenue for the foreseeable future. Declines and variability in demand for Red Hat Enterprise Linux could occur as a result of:

•	competitive products and pricing;

•	failure to release new or enhanced versions of Red Hat Enterprise Linux on a timely basis, or at all;

•	technological change that we are unable to address with Red Hat Enterprise Linux; or

•	future economic conditions.

Additionally, as more customers and potential customers virtualize their data centers and move computing projects to cloud environments, demand for operating systems such as Red Hat Enterprise Linux may decline. Due to the concentration of our revenues from Red Hat Enterprise Linux, our business, financial condition, operating results and cash flows could be adversely affected by a decline in demand for Red Hat Enterprise Linux.

We may be subject to greater tax liabilities.

We are subject to income and other taxes in the U.S. and in numerous foreign jurisdictions. Our domestic and foreign tax liabilities are subject to the allocation of revenue and expenses in different jurisdictions. Additionally, the amount of taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we operate. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly subject to audits by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could adversely affect our financial statements in the period or periods for which that determination is made.

We earn a significant amount of our operating income from outside the U.S., and any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates for the company. In addition, there have been proposals to change U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form this proposed legislation may pass, if enacted it could adversely affect our tax expense and cash flows.

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

Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined which could adversely affect our operating results.

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

If we fail to maintain an effective system of disclosure controls or internal control over financial reporting, including satisfaction of the requirements of the Sarbanes-Oxley Act, we may not be able to accurately or timely report on our financial results or adequately identify and reduce fraud. As a result, the financial position of our business could be adversely affected; current and potential future shareholders could lose confidence in us and/or our reported financial results, which may cause a negative effect on our trading price; and we could be exposed to litigation or regulatory proceedings, which may be costly or divert management attention.

Changes in accounting principles and guidance, or their interpretation, could result in unfavorable accounting charges or effects, including changes to previously filed financial statements, which could cause our stock to decline.

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. These principles are subject to interpretation by the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a significant effect on our reported results and may retroactively affect previously reported results.

Our investment portfolio is subject to credit and illiquidity risks and fluctuations in the market value of our investments and interest rates. These risks may result in an impairment of or the loss of all or a portion of the value of our investments, an inability to sell our investments or a decline in interest income.

We maintain an investment portfolio of various holdings, types and maturities. Our portfolio as of February 28, 2013 consisted primarily of money market funds, U.S. government and agency securities, German sovereign securities, certificates of deposit, corporate securities and equity securities. Although we follow an established investment policy and seek to minimize the risks associated with our investments by investing primarily in investment grade, highly liquid securities and by limiting the amounts invested with any one institution, type of security or issuer, we cannot give assurances that the assets in our investment portfolio will not lose value or become impaired, or that our interest income will not decline.

A significant part of our investment portfolio consists of U.S. government and agency securities. If global credit and equity markets experience prolonged periods of decline, or if there is a default or downgrade of U.S. government or agency debt, our investment portfolio may be adversely impacted and we could determine that some of our investments have experienced an other-than-temporary decline in fair value, requiring impairment charges that could adversely affect our financial condition and operating results.

Future fluctuations in economic and market conditions could adversely affect the market value of our investments, and we could record additional impairment charges and lose some or all of the principal value of investments in our portfolio. A total loss of an investment or a significant decline in the value of our investment portfolio could adversely affect our financial condition and operating results. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, see “Quantitative and Qualitative Disclosures About Market Risk”.

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

Natural disasters and geo-political events could adversely affect our business, financial condition, operating results and cash flows.

The occurrence of one or more epidemics, natural disasters or geo-political events, such as civil unrest or terrorist attacks, in a country in which we operate or in which technology industry suppliers or our customers are located, could adversely affect our business, financial condition, operating results and cash flows. Such events could result in physical damage to, or the complete loss of, one or more of our facilities, the lack of an adequate work force in a market, the inability of our associates to reach or have transportation to our facilities directly affected by such events, the evacuation of the populace from areas in which our facilities are located, changes in the purchasing patterns of our customers, the temporary or long-term disruption in the supply of computer hardware and related components, the disruption or delay in the manufacture and transport of goods overseas, the disruption of utility services to our facilities or to suppliers, partners or customers, and disruption in our communications with our customers.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters is currently located in a subleased facility at 100 E. Davie Street, Raleigh, North Carolina. The building includes approximately 380,000 square feet of office and retail space and an integrated parking deck. We entered into an agreement to sublease this building on December 27, 2011, and the sublease will expire on August 23, 2035. The rental payments under the sublease are approximately $4.6 million annually until December 31, 2020 and approximately $3.8 million annually thereafter until the end of the sublease. We will also be responsible for payment of taxes and all operating expenses relating to the subleased building (other than certain expenses relating to the operation of the integrated parking deck and the retail portions of the building, which will be the responsibility of the tenants of those portions of the building). Over the term of the sublease agreement, we will also receive certain rent credits and improvement allowances.

We lease another facility in Raleigh, North Carolina, which previously served as our headquarters and consists of approximately 120,000 square feet. In January 2002, we assumed this lease from an unrelated third-party. The lease, which has an original term of 20 years, will expire on June 10, 2020. We have an option to terminate the lease early in June 2015. The annual rental expense under this lease is approximately $1.7 million. In March 2006, we assumed a second lease in Raleigh, North Carolina for approximately 25,000 square feet, expanding our previous headquarters facilities. In 2007, 2008, 2009 and 2010, we acquired under this second lease an additional 25,000 square feet, 10,000 square feet, 8,000 square feet and 5,500 square feet, respectively, further expanding our previous headquarters facilities. The term for this second lease will expire on February 28, 2017, except that the 8,000 and 5,500 square feet portions of the second lease will expire on January 31, 2015 and May 31, 2015, respectively. The annual rental expense under this second lease is approximately $1.8 million.

In connection with the transition to our current headquarters, beginning Oct. 1, 2012 we subleased approximately 72,000 square feet of our previous headquarters facilities to a third party subtenant. Sublease income is approximately $1.3 million per year. The sublease term ends on the same day as Red Hat’s lease term. We continue to market and pursue opportunities to sublease, assign or otherwise dispose of the lease relating to the remainder of our previous headquarters facilities but can give no assurance that our efforts will be successful.

In addition to our headquarters, we have leased office facilities in over 30 countries and more than 80 locations. Significant locations in North America include Atlanta, Georgia; Chicago, Illinois; Dallas, Texas; Mountain View, California; Toronto, Canada; Tyson’s Corner, Virginia and Westford, Massachusetts. Significant locations in Latin America include Buenos Aires, Argentina; Mexico City, Mexico and Sao Paulo, Brazil. Significant locations in EMEA (Europe, Middle East and Africa) include Barcelona, Spain; Brno, Czech Republic; Cork, Ireland; Farnborough, United Kingdom; Madrid, Spain; Munich, Germany; Puteaux, France; Ra’anana, Israel and Stuttgart, Germany. Significant locations in Asia Pacific include Beijing, China; Brisbane, Australia; Melbourne, Australia; Bangalore, India; Mumbai, India; New Delhi, India; Pune, India; Singapore; Seoul, South Korea; Sydney, Australia and Tokyo, Japan. We believe that in all material respects our properties have been satisfactorily maintained, are in good condition and are suitable for our operations.

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

Market Information

Our common stock trades on the New York Stock Exchange under the symbol “RHT”. The chart below sets forth the high and low sales information for each of the quarters of the fiscal years ended February 28, 2013 and February 29, 2012.

	FY 2013		FY 2012
Quarter	High	Low	High	Low
First	$62.75	$48.25	$48.38	$38.47
Second	$59.49	$49.45	$47.10	$31.77
Third	$60.00	$46.76	$53.42	$35.65
Fourth	$57.10	$46.34	$52.95	$39.19

Holders

As of April 18, 2013, we estimate that there were 1,496 registered stockholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We anticipate that our future earnings will be retained for the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison of cumulative total return (equal to dividends plus stock appreciation) during the period from February 29, 2008 through February 28, 2013 for:

•	Red Hat, Inc.;

•

a peer group consisting of Adobe Systems Incorporated, Akamai Technologies, Inc., Ansys, Inc., Autodesk, Inc., BMC, Cadence Design Systems, Inc., Citrix, Compuware Corporation, Jack Henry & Associates, Inc., Intuit Inc., Micros Systems, Inc., NetApp, Nuance Communications, Inc., Progress Software Corporation, Salesforce.com, Inc., TIBCO Software, Inc., Verisign, Inc. and VMWare (the “Stock Performance Peer Group”); and

•	the S&P 500 Index.

We are required to provide a line-graph presentation comparing cumulative, five-year stockholder returns on an indexed basis with a broad equity market index and either a published industry index or an index of peer companies selected by Red Hat. In our index of peer group companies, we have selected peer companies considered to be peers for purposes of benchmarking executive compensation during the fiscal year ending February 28, 2013.

COMPARISON OF FIVE-YEAR CUMULATIVE

TOTAL RETURN AMONG RED HAT,

STOCK PERFORMANCE PEER GROUP AND S&P 500 INDEX

	2/29/2008	2/28/2009	2/28/2010	2/28/2011	2/29/2012	2/28/2013
RED HAT, INC.	$100.00	$76.68	$157.32	$231.52	$277.40	$284.97
PEER GROUP	$100.00	$54.19	$100.48	$153.03	$159.41	$154.34
S&P 500 INDEX	$100.00	$56.71	$87.08	$106.76	$122.20	$127.28

Notes:

•	Assumes initial investment of $100.00 on February 29, 2008. Total return includes reinvestment of dividends.

•	The lines represent annual index levels derived from compounded daily returns that include all dividends.

•	If the annual interval, based on the fiscal year-end, ends on a day that is not a trading day, the preceding trading day is used.

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

•	The stock price performance shown in the graph is not necessarily indicative of future price performance.

Issuer Purchases of Equity Securities

The table below sets forth information regarding the Company’s purchases of its common stock during its fourth fiscal quarter ended February 28, 2013:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (3)
December 1, 2012 – December 31, 2012	307,971	$48.72	307,971	$200.1 million
January 1, 2013 – January 31, 2013	174,914	$53.59	94,499	$195.1 million
February 1, 2013 – February 28, 2013	284,854	$55.30	284,854	$179.3 million

Total	767,739	$52.27	687,324	$179.3 million

(1)	During the three months ended February 28, 2013, the Company withheld an aggregate of 80,415 shares of common stock from employees to satisfy minimum tax withholding obligations relating to the vesting of restricted share awards. These shares were not withheld pursuant to the program described in NOTE 2—Summary of Significant Accounting Policies to the Consolidated Financial Statements.
(2)	On March 28, 2012, the Company announced that its Board of Directors had authorized the repurchase of up to $300.0 million of Red Hat’s common stock from time to time in open market or in privately negotiated transactions. The program commenced on April 1, 2012, and will expire on the earlier of (i) March 31, 2014, or (ii) a determination by the Board of Directors, Chief Executive Officer or Chief Financial Officer to discontinue the program. See NOTE 23—Subsequent Events to the Consolidated Financial Statements for a discussion of shares repurchased subsequent to February 28, 2013.
(3)	On April 15, 2013, the Company announced that its Board of Directors has authorized the repurchase of up to $300.0 million of Red Hat’s common stock from time to time on the open market or in privately negotiated transactions. The new program, which replaced the previous repurchase program, commenced on April 16, 2013, and will expire on the earlier of (i) March 31, 2015, or (ii) a determination by the Board, Chief Executive Officer or Chief Financial Officer to discontinue the program.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for each of the Company’s fiscal years in the five-year period ended February 28, 2013. The selected balance sheet data as of February 28, 2013 and February 29, 2012 and the selected statement of operations data for the fiscal years ended February 28, 2013, February 29, 2012 and February 28, 2011 are derived from our Consolidated Financial Statements contained in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein. The selected statement of operations data for the fiscal years ended February 28, 2010 and February 28, 2009 and the selected balance sheet data as of February 28, 2011, February 28, 2010 and February 28, 2009, are derived from our Consolidated Financial Statements contained in the Annual Reports on Form 10-K for the years ended February 28, 2011 and February 28, 2010.

	Year Ended
	February 28, 2013	February 29, 2012	February 28, 2011	February 28, 2010	February 28, 2009
	(in thousands, except per share data)
SELECTED STATEMENT OF OPERATIONS DATA
Revenue:
Subscriptions	$1,148,341	$965,575	$773,404	$638,654	$541,210
Training and services	180,476	167,528	135,873	109,582	111,362

Total subscription and training and services revenue	$1,328,817	$1,133,103	$909,277	$748,236	$652,572
Gross profit	$1,128,217	$954,555	$758,990	$634,391	$546,446
Income from operations	$201,038	$199,913	$145,676	$100,349	$82,521
Interest income	$8,245	$8,418	$6,743	$10,381	$36,473
Other income (expense), net	$469	$(322)	$1,275	$10,772	$2,538
Net income	$150,204	$146,626	$107,278	$87,253	$78,721
Basic net income per common share	$0.78	$0.76	$0.56	$0.46	$0.41
Diluted net income per common share	$0.77	$0.75	$0.55	$0.45	$0.39
Weighted average shares outstanding
Basic	193,147	193,151	190,294	187,845	190,772
Diluted	195,804	196,451	196,353	193,546	211,344

	As of
	February 28, 2013	February 29, 2012	February 28, 2011	February 28, 2010	February 28, 2009
	(in thousands)
SELECTED BALANCE SHEET DATA
Total cash and investments in debt and equity securities (available-for-sale, short- and long-term)	$1,318,373	$1,260,353	$1,192,391	$970,185	$846,089
Working capital	$383,037	$395,050	$504,757	$436,852	$444,183
Total assets	$2,813,660	$2,491,099	$2,199,322	$1,870,872	$1,753,636
Stockholders’ equity	$1,520,161	$1,398,817	$1,290,699	$1,111,052	$1,106,053

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading global provider of open source software solutions, using a community-powered approach to develop and offer reliable and high-performing operating system, middleware, virtualization, storage and cloud technologies.

Open source software is an alternative to proprietary software and represents a different model for the development and licensing of commercial software code than that typically used for proprietary software. Because open source software code is often freely shared, there are customarily no licensing fees for the use of open source software. Therefore, we do not recognize revenue from the licensing of the code itself. We provide value to our customers through the development, aggregation, integration, testing, certification, delivery, maintenance, enhancement and support of our Red Hat enterprise technologies, and by providing a level of performance, reliability, scalability, flexibility, stability and security for the enterprise technologies we package and distribute. Moreover, because communities of developers not employed by us assist with the creation of our open source offerings, opportunities for further innovation of our offerings are supplemented by these communities.

We primarily offer our enterprise technologies in the form of annual or multi-year subscriptions, and we recognize revenue over the period of the subscription agreements with our customers. We market our offerings primarily to enterprise customers.

We have focused on introducing and gaining acceptance for Red Hat enterprise technologies that comprise our open source architecture. Our operating system, Red Hat Enterprise Linux, has gained widespread ISV and IHV support. We have continued to build our open source architecture by expanding our enterprise operating system and middleware offerings and introducing virtualization, storage, cloud and other offerings.

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

The arrangements with our customers that produce this revenue and cash are explained in further detail in NOTE 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements.

In our fiscal year ended February 28, 2013, we focused and expect in our fiscal year ending February 28, 2014 to continue to focus on, among other things, generating (i) widespread adoption of Red Hat enterprise technologies by enterprise customers globally, (ii) increased revenue from our existing user base by renewing existing subscriptions, converting users of free versions of our enterprise technologies to paying subscribers, providing additional value to our customers and growing the number of open source enterprise technologies we offer, (iii) increased revenue by providing additional consulting and other targeted services and (iv) increased revenue from strategic acquisitions and channel partner relationships, including distributors, OEMs, IHVs, ISVs, cloud computing providers, VARs and system integrators, and from our own international expansion, among other means.

Revenue

For the year ended February 28, 2013, total revenue increased 17.3%, or $195.7 million, to $1.33 billion from $1.13 billion for the year ended February 29, 2012. Subscription revenue increased 18.9% or $182.8 million, driven primarily by additional subscriptions related to our principal Red Hat Enterprise Linux technologies, which continue to gain broader market acceptance in mission-critical areas of computing, and our expansion of sales channels and our geographic footprint. The increase is, in part, a result of the continued migration of enterprises in industries such as financial services, government, technology and telecommunications to our open source solutions from proprietary technologies. Training and services revenue increased 7.7% or $12.9 million for the year ended February 28, 2013 as compared to the year ended February 29, 2012. The increase is driven primarily by customer interest in new products and technologies.

We believe our success is influenced by:

•	the extent to which we can expand the breadth and depth of our technology and service offerings;

•

our ability to enhance the value of subscriptions for Red Hat enterprise technologies through frequent and continuing innovations to these technologies while maintaining stable platforms over multi-year periods;

•	our ability to generate increasing revenue from channel partner and other strategic relationships, including distributors, OEMs, IHVs, ISVs, cloud computing providers, VARs and system integrators;

•	the acceptance and widespread deployment of open source technologies by enterprises and similar institutions, such as government agencies;

•	our ability to generate new and recurring subscription revenue for Red Hat enterprise technologies; and

•	our ability to provide customers with consulting and training services that generate additional revenue.

Deferred revenue, billings proxy and backlog

Deferred revenue

Our deferred revenue, current and long-term, balance at February 28, 2013 was $1.09 billion. Because of our subscription model and revenue recognition policies, deferred revenue improves predictability of future revenue. For example, current deferred revenue provides a baseline for revenue to be recognized over the next twelve months. Similarly, long-term deferred revenue provides a baseline for revenue to be recognized beyond twelve months. Total deferred revenue at February 28, 2013 increased $143.2 million or 15.1% as compared to the balance at February 29, 2012 of $946.7 million.

The change in deferred revenue reported on our Consolidated Balance Sheets of $143.2 million differs from the $162.6 million change in deferred revenue we reported on our Consolidated Statements of Cash Flows for the year ended February 28, 2013 due to changes in foreign currency exchange rates used to translate deferred revenue balances from our foreign subsidiaries’ functional currency into U.S. dollars.

Billings proxy

We approximate our annual billings by aggregating revenue recognized on our Consolidated Statements of Operations with the change in total deferred revenue reported on our Consolidated Statements of Cash Flows. We use the change in deferred revenue as reported on our Consolidated Statements of Cash Flows because the amount has been adjusted for the impact of changes in foreign currency exchange rates used to translate deferred revenue balances from our foreign subsidiaries’ functional currencies into U.S. dollars.

Our billings proxy increased by 13.9% or $181.4 million to $1.49 billion for the year ended February 28, 2013 from $1.31 billion for the year ended February 29, 2012.

Backlog

Our backlog as of February 28, 2013 totaled approximately $1.37 billion and includes amounts billed to customers and recognized as current and long-term deferred revenue on our Consolidated Balance Sheet of

$830.5 million and $259.5 million, respectively, plus the value of non-cancellable subscription and services agreements to be billed in the future and not reflected in our financial results (“off-balance sheet backlog”) which was in excess of $280.0 million. Our off-balance sheet backlog as of February 29, 2012 was in excess of $200.0 million. The resulting increase in off-balance sheet backlog of 40.0% or $80.0 million for the year ended February 28, 2013 demonstrates increased customer commitment to our technologies.

We report our off-balance sheet backlog as a conservative approximation, often describing the amount as “in excess of”, primarily because the value of underlying contracts is derived from data not yet subjected to the complete application of our revenue recognition policies. We endeavor to derive the value of our off-balance sheet backlog in a consistent manner year over year and therefore believe amounts are comparable.

Subscription revenue

Our enterprise technologies are sold under subscription agreements. These agreements typically have a one- or three-year subscription period. A subscription generally entitles a customer to, among other things, a specified level of support, as well as new versions of the software, security updates, fixes, functionality enhancements and upgrades to the technology, if and when available, and compatibility with an ecosystem of certified hardware and software applications. Our customers have the ability to purchase higher levels of subscriptions that increase the level of support the customer is entitled to receive. Subscription revenue increased sequentially for each quarter of fiscal 2013, 2012 and 2011 and is being driven primarily by the increased market acceptance and use of open source software by enterprises and our expansion of sales channels and geographic footprint during these periods.

Revenue by geography

In the year ended February 28, 2013, approximately $574.9 million or 43.3% of our revenue was generated outside the United States compared to approximately $510.5 million or 45.1% for the year ended February 29, 2012. Our international operations are expected to continue to grow as our international sales force and channels become more mature and as we enter new locations or expand our presence in existing locations. As of February 28, 2013, we had offices in more than 80 locations throughout the world.

We operate our business in three geographic regions: the Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Japan, Singapore, India, Australia, South Korea and China). Revenue generated by the Americas, EMEA and Asia Pacific for the three years ended February 28, 2013 was as follows (in thousands):

	Americas	EMEA	Asia Pacific	Total
Year ended February 28, 2013	$855,214	$284,922	$188,681	$1,328,817
Year ended February 29, 2012	$716,033	$257,603	$159,467	$1,133,103
Year ended February 28, 2011	$583,795	$199,646	$125,836	$909,277

Year-over-year revenue growth rates for our three geographical regions were as follows for the three years ended February 28, 2013:

	Americas	EMEA	Asia Pacific	Total
Year ended February 28, 2013	19.4%	10.6%	18.3%	17.3%
Year ended February 29, 2012	22.7%	29.0%	26.7%	24.6%
Year ended February 28, 2011	23.0%	18.7%	19.3%	21.5%

Excluding the impact of changes in foreign currency exchange rates, revenue from the Americas, EMEA and Asia Pacific grew approximately 20.3%, 18.7% and 22.2%, respectively, for the year ended February 28, 2013. Excluding the impact of foreign currency exchange rates, total revenue grew 20.2% for the year ended February 28, 2013.

As we expand further within each region, we anticipate revenue growth rates to become more similar among our geographic regions due to the similarity of products and services offered and the similarity in customer types or classes.

Gross profit margin

Gross profit margin increased to 84.9% for the year ended February 28, 2013 from 84.2% for the year ended February 29, 2012 as a result of both a product mix shift to subscriptions and a slight increase in profit margins related to training and services. Gross profit margin on training and services revenue increased to 33.4% for the year ended February 28, 2013 from 33.0% for the year ended February 29, 2012, primarily as a result of higher utilization rates for our consulting personnel and the implementation of a contractual arrangement with a global training partner that provides certain training services on our behalf and bears a portion of the fixed cost of providing such services, which makes our training expenses vary with demand.

Gross profit margin by geography

Gross profit margins generated by our geographic segments for the three years ended February 28, 2013 were as follows:

	Americas	EMEA	Asia Pacific	Total
Year ended February 28, 2013	84.9%	88.9%	83.9%	84.9%
Year ended February 29, 2012	84.4%	87.7%	82.7%	84.2%
Year ended February 28, 2011	83.6%	87.9%	82.2%	83.5%

Regional year-over-year variations in gross profit margins are primarily due to slight product mix shifts between subscriptions and services.

As we continue to expand our sales and support services within our geographic segments, we expect gross profit margins to further converge over the long run due to the similarity of products and services offered, similarity in production and distribution methods and the similarity in customer types or classes.

Income from operations

Operating income was 15.1% and 17.6% of total revenue for the year ended February 28, 2013 and February 29, 2012, respectively. The decrease in operating income as a percentage of revenue is a result of the increase in operating expenses as a percent of revenue. Operating expenses as a percent of revenue increased to 69.8% for the year ended February 28, 2013 from 66.6% for the year ended February 29, 2012 resulting primarily from investments made in our sales and marketing and research and development functions.

Income from operations by geography

Operating income as a percentage of revenue generated by our geographic segments for the three years ended February 28, 2013 was as follows:

	Americas	EMEA	Asia Pacific	Total (1)
Year ended February 28, 2013	21.2%	25.4%	24.5%	15.1%
Year ended February 29, 2012	23.1%	29.0%	24.7%	17.6%
Year ended February 28, 2011	19.9%	29.6%	24.9%	16.0%

(1)	Total operating income as a percentage of revenue includes corporate (non-allocated) share-based compensation expense for the years ended February 28, 2013, February 29, 2012 and February 28, 2011 of $98.7 million, $79.3 million and $60.6 million, respectively. For additional information, see NOTE 20—Segment Reporting to our Consolidated Financial Statements.

Operating margin for all of our geographic operating segments decreased for the year ended February 28, 2013 as compared to the year ended February 29, 2012 primarily as a result of the increase in operating expenses associated with increased investments in our sales and marketing and research and development functions.

Cash, cash equivalents, investments in debt and equity securities and cash flow from operations

Cash, cash equivalents and short-term and long-term available-for-sale investments in securities balances at February 28, 2013 totaled $1.32 billion. Cash generated from operating activities for the year ended February 28, 2013 totaled $465.3 million, which represents an increase of 18.7% in operating cash flow as compared to the year ended February 29, 2012. This increase is due to an increase in subscription and services revenues, billings and collections during the same period.

Our significant cash and investment balances give us a measure of flexibility to take advantage of opportunities such as acquisitions, increasing investment in international areas and repurchasing our common stock.

Foreign currency exchange rates’ impact on results of operations

Approximately 43.3% of our revenue for the year ended February 28, 2013 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The statements of operations of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions results in increased revenue and operating expenses from operations for our non-U.S. operations. Similarly, our revenue and operating expenses will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from our prior fiscal year ended February 29, 2012, our revenue and operating expenses from non-U.S. operations for the year ended February 28, 2013 would have been higher than we reported February 28, 2013 by approximately $32.9 million and $23.5 million, respectively, which would have resulted in income from operations being higher by $9.4 million.

Business combinations

On December 21, 2012, we completed the acquisition of ManageIQ, Inc. (“ManageIQ”) for approximately $104.5 million in cash. ManageIQ is a provider of enterprise cloud management and automation solutions that enable organizations to deploy, manage and optimize private clouds, public clouds and virtualized infrastructures. As a result of the acquisition of ManageIQ, operating expenses increased by approximately $3.0 million for the year ended February 28, 2013.

During the year ended February 28, 2013, we acquired two businesses operating in the middleware space. These acquisitions include technologies that are complementary to our JBoss Middleware technology. One acquisition, which included certain assets and related operations acquired from Polymita Technologies S.L. (“Polymita”), closed on August 28, 2012. The second acquisition closed on September 7, 2012 and included certain assets and related operations acquired from FuseSource, a division of Progress Software Corporation (“FuseSource”). Transaction fees related to these two acquisitions totaled approximately $1.0 million for the year ended February 28, 2013 and are included in general and administrative expense on our Consolidated Statement of Operations for the year ended February 28, 2013. As a result of these two acquisitions, operating expenses increased by approximately $8.0 million for the year ended February 28, 2013.

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

For further discussion related to our acquisitions, See NOTE 3—Business Combinations to our Consolidated Financial Statements.

Facility exit costs

In December 2011, we entered into an agreement to sublease a building in downtown Raleigh, North Carolina in which our headquarters are currently located. In connection with the transition to our new headquarters, we have endeavored to assign, sublease or otherwise dispose of our existing leases related to the two facilities that previously constituted our headquarters in Raleigh, North Carolina.

In May 2012, we entered into a sublease agreement with an unrelated third-party to lease one of the two facilities that previously constituted our headquarters. As a result, we have recognized a loss of $3.1 million for the year ended February 28, 2013 which represents the excess of our remaining obligation on the space over the agreed sublease income.

We will continue to market the remaining facility for sublease. However, to the extent we are unable to sublease or otherwise dispose of such space and recover the full amount of our remaining obligation, we will be required to recognize a loss at the date we cease using this facility, currently estimated to be May 2013. At that time, our loss, net of deferred rent credits, with respect to the remaining facility is expected to be approximately $4.8 million.

Amortization of related leasehold improvements has been accelerated to coincide with our exit from the two facilities. This change in estimated useful life resulted in incremental amortization expense of $2.9 million for the year ended February 28, 2013, and is included in general and administration expense on our Consolidated Statement of Operations.

CRITICAL ACCOUNTING ESTIMATES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP). Our significant accounting policies are disclosed in NOTE 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements and describe our methods for applying U.S. GAAP in areas such as revenue recognition, deferred selling costs, fair value measurements, and foreign currency translation among other areas deemed significant. In applying certain significant accounting policies, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition, results of operations or cash flows could be adversely affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting estimates, which we discuss further below. Critical accounting estimates are applied in the following areas:

•	Revenue recognition;

•	Goodwill and other long-lived assets;

•	Share-based compensation;

•	Income taxes; and

•	Loss contingencies.

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

Share-based awards expected to vest

We currently apply an estimated annual forfeiture rate of 10% to the service-based share awards we grant to our employees. Our estimated forfeiture rate is based on recent historical experience as well as qualitative considerations about management’s expectations for attrition rates over the vesting periods. Actual attrition rates could vary significantly from our expectations resulting in material quarterly adjustments to our financial results. During the year ended February 28, 2013 we granted service-based share awards with a total fair value of $143.4 million to which we applied an estimated annual forfeiture rate of 10%.

With respect to performance-based awards that we grant to certain executive officers and senior management, we estimate the number of shares expected to vest based primarily on our most current reported financial results relative to a defined peer group’s most recent reported financial results. Because past or current financial trends may not be predictive of future financial performance, our estimate of the number of shares expected to vest may differ materially from the number of shares that actually vest. The number of potential performance-based shares available to vest as of February 28, 2013 totaled 1.5 million, of which approximately 1.1 million shares are expected to vest. If all of the potential performance-based shares were to vest, we would be required to recognize additional expense of approximately $4.4 million. See NOTE 13—Share-based Awards to our Consolidated Financial Statements for further discussion related to awards outstanding and expected to vest.

Income tax benefits related to share-based awards

We recognize share-based compensation expense based on an award’s grant date fair value over the requisite service period. Because we do not know the actual amount of tax benefits an award will generate until such award is exercised (or vested), we assume that the amount ultimately recognized for tax purposes will be the same amount we recognized in our operating results, that is for “book” purposes. Consequently, our deferred tax asset related to shared-based compensation expense which totaled $26.8 million as of February 28, 2013 is based on each qualifying award’s grant date fair value rather than the award’s to-be-determined exercise date intrinsic value (or vesting date fair value).

Historically, the difference between the grant date fair value and the exercise date intrinsic value has been significant. As a result of such differences, for the years ended February 28, 2013, February 29, 2012 and February 28, 2011, we realized excess tax benefits related to share-based awards totaling $34.2 million, $29.9 million and $42.3 million, respectively.

If the share price for our common stock were to depreciate for a sustained period of time we could be required to recognize a tax benefit shortfall. Such shortfalls could have a material adverse effect on our cash flows and—to the extent such shortfalls accumulate in excess of approximately $159.0 million (our “APIC credit pool”)—could materially, adversely impact our results of operations. For further discussion, see NOTE 2—Summary of Significant Accounting Policies, NOTE 11—Income Taxes and NOTE 13—Share-based Awards to our Consolidated Financial Statements.

Income taxes

As described in NOTE 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements, we account for income taxes using the liability method in which deferred tax assets or liabilities are recognized for the temporary differences between financial reporting and tax bases of our assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse.

We continue to assess the realizability of our deferred tax assets, which primarily consist of share-based compensation expense deductions (described above), tax credit carryforwards and deferred revenue. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As of February 28, 2013, deferred tax assets totaled

$133.1 million, of which $0.7 million was offset by a valuation allowance. We continue to maintain a valuation allowance against our deferred tax assets with respect to certain foreign net operating loss (“NOL”) carryforwards. For further discussion regarding deferred income taxes see NOTE 2—Summary of Significant Accounting Policies and NOTE 11—Income Taxes to our Consolidated Financial Statements.

Because tax laws are complex and subject to different interpretations, significant judgment is required. As a result, we make certain estimates and assumptions in (i) calculating our income tax expense, deferred tax assets and deferred tax liabilities, (ii) determining any valuation allowance recorded against deferred tax assets and (iii) evaluating the amount of unrecognized tax benefits, as well as the interest and penalties related to such uncertain tax positions. Our estimates and assumptions may differ significantly from tax benefits ultimately realized. For further discussion regarding uncertain tax positions see NOTE 11—Income Taxes to our Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Years ended February 28, 2013 and February 29, 2012

The following table is a summary of our results of operations for the years ended February 28, 2013 and February 29, 2012 (in thousands):

	Year Ended
	February 28, 2013	February 29, 2012	$ Change	% Change
Revenue:
Subscriptions	$1,148,341	$965,575	$182,766	18.9%
Training and services	180,476	167,528	12,948	7.7

Total subscription and training and services revenue	$1,328,817	$1,133,103	$195,714	17.3%

Cost of subscription and training and services revenue:
Cost of subscriptions	80,340	66,237	14,103	21.3
As a % of subscription revenue	7.0%	6.9%
Cost of training and services	120,260	112,311	7,949	7.1
As a % of training and services revenue	66.6%	67.0%

Total cost of subscription and training and services revenue	$200,600	$178,548	$22,052	12.4%
As a % of total revenue	15.1%	15.8%

Total gross profit	$1,128,217	$954,555	$173,662	18.2%

Operating expense:
Sales and marketing	514,554	419,635	94,919	22.6
Research and development	263,150	208,662	54,488	26.1
General and administrative	146,333	126,345	19,988	15.8
Facility exit costs	3,142	—	3,142	100.0

Total operating expense	$927,179	$754,642	$172,537	22.9%

Income from operations	201,038	199,913	1,125	0.6
Interest income	8,245	8,418	(173)	(2.1)
Other income (expense), net	469	(322)	791	(245.7)

Income before provision for income taxes	$209,752	$208,009	$1,743	0.8%
Provision for income taxes	59,548	61,383	(1,835)	(3.0)

Net income	$150,204	$146,626	$3,578	2.4%

Gross profit margin—subscriptions	93.0%	93.1%
Gross profit margin—training and services	33.4%	33.0%
Gross profit margin	84.9%	84.2%
As a % of total revenue:
Subscription revenue	86.4%	85.2%
Training and services revenue	13.6%	14.8%
Sales and marketing expense	38.7%	37.0%
Research and development expense	19.8%	18.4%
General and administrative expense	11.0%	11.2%
Facility exit costs	0.2%	—%
Total operating expenses	69.8%	66.6%
Income from operations	15.1%	17.6%
Income before provision for income taxes	15.8%	18.4%
Net income	11.3%	12.9%
Effective income tax rate	28.4%	29.5%

Revenue

Subscription revenue

Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat enterprise technologies, increased by 18.9%, or $182.8 million, to $1.15 billion for the year ended February 28, 2013 from $965.6 million for the year ended February 29, 2012. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion, and continuing innovation, which attracts new customers and helps to drive renewals from existing customers.

Training and services revenue

Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees received from customers for consulting services regarding our offerings, deployment of Red Hat enterprise technologies and for delivery of added functionality to Red Hat enterprise technologies for our major customers and OEM partners. Total training and services revenue increased by 7.7%, or $12.9 million, to $180.5 million for the year ended February 28, 2013 from $167.5 million for the year ended February 29, 2012. Training revenue increased 0.3% or $0.2 million. The modest increase in training is due to an increase in on-line course participation which was partially offset by a decline in on-site class attendance as some enterprises reduced spending on discretionary items such as training and related travel in response to an overall challenging economic environment. Our services revenue increased by 11.0% or $12.8 million as a result of increased adoption of our technologies by enterprises. We expect services revenue to continue growing, though at a slower pace than subscription revenue as we continue to expand our reach by enabling our channel partners to provide consulting services on our behalf. Combined training and services revenue as a percentage of total revenue was 13.6% and 14.8% for the year ended February 28, 2013 and February 29, 2012, respectively.

Cost of revenue

Cost of subscription revenue

The cost of subscription revenue primarily consists of expenses we incur to support, distribute, manufacture and package Red Hat enterprise technologies. These costs include labor related cost to provide technical support, security updates and fixes, as well as cost for fulfillment, physical media, literature, packaging and shipping. Cost of subscription revenue increased by 21.3% or $14.1 million to $80.3 million for the year ended February 28, 2013 from $66.2 million for the year ended February 29, 2012. Employee related expenses increased $8.3 million for the year ended February 28, 2013 as compared to the year ended February 29, 2012, due to the expansion of our technical staff in order to meet the demands of our growing subscriber base for support, security updates and fixes. The remaining increase relates to both increased amortization expense of $2.2 million related to technologies acquired either directly or as part of businesses acquired during the year ended February 28, 2013 and increased facilities costs of $2.0 million related to our growing support staff. As the number of open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will occur at an overall slower rate than that of subscription revenue growth due to economies of scale. Gross profit margin on subscriptions was 93.0% and 93.1% for the years ended February 28, 2013 and February 29, 2012, respectively.

Cost of training and services revenue

Cost of training and services revenue is mainly comprised of personnel and third-party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to various types of customers. Cost of training and services revenue increased by 7.1% or $7.9 million to $120.3 million for the year ended February 28, 2013 from $112.3 million for the year ended February 29, 2012. The cost to deliver training decreased 12.3% or $3.9 million to $27.5 million for the year ended February 28, 2013 compared to $31.4 million for the year ended February 29, 2012. Costs to deliver training decreased as a percentage of training revenue to 53.9% for the year ended February 28, 2013 from 61.6% for the year ended February 29, 2012 due to better utilization of both instructors and classroom space as we transitioned from an on-site, employee-based, fixed-cost delivery model to a variable-cost delivery model with a global training partner that provides training services on our behalf. Costs to deliver our services revenue increased by 14.6% or $11.8 million to $92.7 million for the year ended February 28, 2013. The increase in costs to deliver services includes $7.8 million of increased employee related expenses, the majority of which are due to the expansion of our professional consulting staff. As a result of such investment in staffing, profit margin from professional services decreased to 28.3% for the year ended February 28, 2013 from 30.6% for the year ended February 29, 2012. Total costs to deliver training and services as a percentage of training and services revenue decreased to 66.6% for the year ended February 28, 2013 from 67.0% for the year ended February 29, 2012.

Gross profit

Gross profit margin increased to 84.9% for the year ended February 28, 2013 from 84.2% for the year ended February 29, 2012 as a result of both a product mix shift to subscriptions and a slight increase in profit margins related to training and services offerings. Subscription revenue as a percentage of total revenue increased to 86.4% for the year ended February 28, 2013 from 85.2% for the year ended February 29, 2012. Gross profit margin on training and services revenue increased to 33.4% for the year ended February 28, 2013 from 33.0% for the year ended February 29, 2012, as a result of better utilization of training classes and consulting resources.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 22.6% or $94.9 million to $514.6 million for the year ended February 28, 2013 from $419.6 million for the year ended February 29, 2012. Selling costs increased $60.8 million or 18.5% for the year ended February 28, 2013 as compared to the year ended February 29, 2012 and includes $46.9 million of additional employee and travel related expenses, the majority of which are attributable to the expansion of our sales force from the prior year. Marketing costs grew $34.2 million or 37.3% for the year ended February 28, 2013 as compared to the year ended February 29, 2012. The increase in marketing costs includes $13.9 million of employee related expenses, of which approximately $13.6 million relates to increased headcount to support our expanding marketing efforts. The remaining increase in sales and marketing costs primarily relates to incremental advertising costs of $12.7 million and facility and technology infrastructure enhancements which increased $10.5 million for the year ended February 28, 2013 as compared to the year ended February 29, 2012. As a result of continued investments made in our sales and marketing functions, sales and marketing expense as a percentage of revenue increased to 38.7% for the year ended February 28, 2013 from 37.0% for the year ended February 29, 2012.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased by 26.1% or $54.5 million to $263.2 million for the year ended February 28, 2013 from $208.7 million for the year ended February 29, 2012. Employee compensation increased by $41.1 million primarily from the expansion of our engineering group through both direct hires and business acquisitions. The remaining increase in research and development costs relates primarily to process and technology infrastructure enhancements, which increased $8.2 million. Research and development expense was 19.8% and 18.4% of total revenue for the year ended February 28, 2013 and February 29, 2012, respectively.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including information systems, finance, accounting, legal, human resources and facilities expense. General and administrative expense increased by 15.8% or $20.0 million to $146.3 million for the year ended February 28, 2013 from $126.3 million for the year ended February 29, 2012. The increase in general and administrative expenses results primarily from employee related expenses which increased $6.4 million, of which the majority was due to additional headcount, and outside professional fees primarily related to data processing systems upgrades, which increased $6.1 million. The remaining increase in general and administrative expense includes hardware and facility infrastructure upgrades of $3.9 million and accelerated leasehold improvement expense of $2.9 million associated with the exit from one of our facilities in Raleigh, North Carolina. These expense increases were partially offset by litigation-related expenses which were $2.3 million lower for the year ended February 28, 2013 as compared to the year ended February 29, 2012. General and administrative expense decreased as a percentage of revenue to 11.0% for the year ended February 28, 2013 from 11.2% for the year ended February 29, 2012.

Interest income

Interest income decreased by 2.1% or $0.2 million to $8.2 million for the year ended February 28, 2013 from $8.4 million for the year ended February 29, 2012. The decrease in interest income for the year ended February 28, 2013 is attributable to prevailing lower yields on our investments.

Other income (expense), net

Other income (expense), net increased $0.8 million for the year ended February 28, 2013 as compared to the year ended February 29, 2012. The increase is principally due to an investment gain realized during the year ended February 28, 2013.

Income taxes

During the years ended February 28, 2013 and February 29, 2012, we recorded $59.5 million and $61.4 million, respectively of income tax expense. Tax expense for the year ended February 28, 2013 of $59.5 million resulted in an effective tax rate of 28.4%. Our effective tax rate of 28.4% differs from the U.S. federal statutory rate of 35.0% primarily due to the foreign tax credit, foreign income taxed at different rates and the reenactment of the U.S. research tax credit. These tax credits and foreign tax-rate differentials were partially offset by a deemed foreign dividend. The provision for income tax for the year ended February 28, 2013 consists of $40.1 million of U.S. income tax expense and $19.4 million of foreign income tax expense.

During the year ended February 29, 2012, we recorded $61.4 million of income tax expense, which resulted in an annual effective tax rate of 29.5%. Our effective tax rate of 29.5% differs from the U.S. federal statutory rate of 35.0% primarily due to foreign income taxed at different rates and foreign tax credits which were partially offset by state income tax expense. The provision for income tax for the year ended February 29, 2012 consisted of $49.2 million of U.S. income tax expense and $12.2 million of foreign income tax expense.

For further discussion regarding our income taxes see NOTE 11—Income Taxes to our Consolidated Financial Statements.

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

Revenue

Subscription revenue

Subscription revenue increased by 24.8%, or $192.2 million, to $965.6 million for the year ended February 29, 2012 from $773.4 million for the year ended February 28, 2011. The increase in subscription revenue was primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion, and continuing innovation, which attracts new customers and helps to drive renewals from existing customers.

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

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue increased by 25.0% or $13.2 million to $66.2 million for the year ended February 29, 2012 from $53.0 million for the year ended February 28, 2011. Employee related expenses increased $10.1 million for the year ended February 29, 2012 as compared to the year ended February 28, 2011, and included approximately $8.7 million related to the expansion of our technical staff to meet the demands of our growing subscriber base for support, security updates and fixes. The remaining increase related primarily to increased facilities costs which increased by $1.8 million for the year ended February 29, 2012 as compared to the year ended February 28, 2011. Gross profit margin on subscriptions was 93.1% for each of the years ended February 29, 2012 and February 28, 2011.

Cost of training and services revenue

Cost of training and services revenue increased by 15.4% or $15.0 million to $112.3 million for the year ended February 29, 2012 from $97.3 million for the year ended February 28, 2011. The cost to deliver training decreased 2.8% or $0.9 million to $31.4 million for the year ended February 29, 2012 compared to $32.3 million for the year ended February 28, 2011. Costs to deliver training decreased as a percentage of training revenue to 61.6% for the year ended February 29, 2012 from 71.6% for the year ended February 28, 2011 due to better utilization of both instructors and class room space as we implemented a contractual arrangement with a global training partner that provides certain training services on our behalf and bears a portion of the fixed cost of providing such services, which makes our training expenses more variable with demand. Costs to deliver our services revenue increased by 24.5% or $15.9 million to $80.9 million for the year ended February 29, 2012. The increase in costs to deliver services includes $10.8 million of increased employee related expenses, the majority of which were the result of expanding our professional consulting staff. Increased employee related costs were partially offset by better resource utilization, which resulted in an increase in profit margin from professional services to 30.6% for the year ended February 29, 2012 from 28.4% for the year ended February 28, 2011. Total costs to deliver training and services as a percentage of training and services revenue decreased to 67.0% for the year ended February 29, 2012 from 71.6% for the year ended February 28, 2011.

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

Operating expenses

Sales and marketing

Sales and marketing expense increased by 28.2% or $92.2 million to $419.6 million for the year ended February 29, 2012 from $327.4 million for the year ended February 28, 2011. Selling costs increased $70.0 million or 27.1% for the year ended February 29, 2012 as compared to the year ended February 28, 2011 and included $64.1 million of additional employee and travel related expenses, the majority of which were attributable to the expansion of our sales force from the prior year. Marketing costs grew $22.2 million or 32.2% for the year ended February 29, 2012 as compared to the year ended February 28, 2011. The increase in marketing costs includes $13.0 million of employee related expenses, of which approximately $8.2 million related to increased headcount to support our expanding marketing efforts. The remaining increase in sales and marketing costs primarily related to incremental advertising costs and process and technology infrastructure enhancements which increased $3.7 million and $6.4 million, respectively for the year ended February 29, 2012 as compared to the year ended February 28, 2011. As a result of continued investments made in our sales and marketing functions, sales and marketing expense as a percentage of revenue increased to 37.0% for the year ended February 29, 2012 from 36.0% for the year ended February 28, 2011.

Research and development

Research and development expense increased by 21.8% or $37.4 million to $208.7 million for the year ended February 29, 2012 from $171.3 million for the year ended February 28, 2011. Employee compensation increased by $30.9 million primarily from the expansion of our engineering group through direct hires. The remaining increase in research and development costs related primarily to process and technology infrastructure enhancements, which increased $5.8 million. Research and development expense was 18.4% and 18.8% of total revenue for the year ended February 29, 2012 and February 28, 2011, respectively.

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

Income taxes

During the years ended February 29, 2012 and February 28, 2011, the Company recorded $61.4 million and $46.4 million, respectively of income tax expense. Tax expense for the year ended February 29, 2012 of $61.4 million resulted in an effective tax rate of 29.5%. Our effective tax rate of 29.5% differed from the U.S. federal statutory rate of 35.0% primarily due to foreign income taxed at different rates and foreign tax credits which were partially offset by state income tax expense. The provision for income tax for the year ended February 29, 2012 consisted of $49.2 million of U.S. income tax expense and $12.2 million of foreign income tax expense.

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

LIQUIDITY AND CAPITAL RESOURCES

We have historically derived a significant portion of our liquidity and operating capital from cash flows from operations as well as the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and follow-on public offerings, and the issuance of convertible debentures. At February 28, 2013, we had total cash and investments of $1.32 billion, which was comprised of $487.1 million in cash and cash equivalents, $268.6 million of short-term, available-for-sale fixed-income investments, $0.3 million of available-for-sale equity securities, $438.9 million of long-term, available-for-sale fixed-income investments, and $123.5 million in deposit accounts with maturity dates greater than 30 days. This compares to total cash and investments of $1.26 billion at February 29, 2012.

With $487.1 million in cash and cash equivalents on hand, we believe our cash and cash equivalent balances, together with our ability to generate additional cash from operations, should be sufficient to satisfy our cash requirements for the next twelve months and for the foreseeable future. We generally intend to hold our short and long-term investments in debt securities until their scheduled maturity dates. However, in the event that we liquidate these investments prior to their scheduled maturities and there are adverse changes in market interest rates or the overall economic environment, we could be required to recognize a realized loss on those investments when we liquidate. At February 28, 2013 and February 29, 2012, accumulated unrealized gains and losses on our available-for-sale debt securities totaled a gain of $1.0 million and a loss of $1.2 million, respectively. At February 28, 2013 and February 29, 2012, accumulated unrealized gains related to our short-term equity securities available for sale totaled $0.3 million and $1.2 million, respectively.

Year ended February 28, 2013

Cash flows—overview

At February 28, 2013, cash and cash equivalents totaled $487.1 million, a decrease of $62.1 million as compared to February 29, 2012. The decrease in cash and cash equivalents for the year ended February 28, 2013 is primarily the result of cash used in investing activities, including net purchases of available-for-sale debt securities of $134.1 million and cash used to acquire FuseSource, Polymita and ManageIQ, which totaled $135.5 million, net of $0.2 million cash acquired. Also contributing to the overall decrease in cash was the repurchase of 2.3 million shares of our common stock for $120.7 million and investments in facilities, information technology systems and patents which totaled $120.0 million. Partially offsetting cash used in investing and financing activities was cash provided by operating activities which totaled $465.3 million for the year ended February 28, 2013. Net cash generated by operating activities and used for investing and financing activities is further described below.

Cash flows from operations

Cash provided by operations of $465.3 million during the year ended February 28, 2013 includes net income of $150.2 million, adjustments to exclude the impact of non-cash revenues and expenses, which totaled a $170.9 million net source of cash, and changes in operating assets and liabilities, which totaled a $144.2 million net source of cash. Cash provided by changes in operating assets and liabilities for the year ended February 28, 2013 was primarily the result of an increase in our deferred revenue, which generated operating cash flow of $162.6 million. The increase in deferred revenue is due to growth in billings as we generally bill our customers in advance of subscription periods. Cash adjustments related to deferred income taxes of $39.8 million was primarily due to share-based compensation deductions which were in excess of amounts originally recognized in our consolidated statements of operations. Excess tax benefits from share-based compensation, which totaled $34.2 million, are considered a financing source of cash.

Cash flows from investing

Cash used in investing activities of $389.0 million for the year ended February 28, 2013 includes net purchases of available-for-sale debt securities of $134.1 million, investments in property and equipment of $85.7 million, primarily related to facilities and information technology infrastructure enhancements and investments in other intangible assets, primarily patents, of $34.4 million. During the year ended February 28, 2013, we completed three business acquisitions, which included cash consideration of $135.5 million, net of $0.2 million cash acquired. For further discussion regarding our business acquisitions, see NOTE 3—Business Combinations to our Consolidated Financial Statements.

Cash flows from financing

Cash used in financing activities of $126.0 million for the year ended February 28, 2013 includes $120.7 million used to repurchase 2.3 million shares of our common stock at an average price per share of $52.67, including transaction costs. Payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to restricted share awards vesting during the year ended February 28, 2013 totaled $50.0 million. Partially offsetting financing activities using cash were proceeds from excess tax benefits related to share-based employee compensation, which totaled $34.2 million and proceeds from employees’ exercise of common stock options, which totaled $11.5 million. Payments on other borrowings totaled $1.0 million for the year ended February 28, 2013.

Year ended February 29, 2012

Cash flows—overview

At February 29, 2012, cash and cash equivalents totaled $549.2 million, a decrease of $93.4 million as compared to February 28, 2011. The decrease in cash and cash equivalents for the year ended February 29, 2012 was primarily the result of cash used in investing activities, including net purchases of available-for-sale debt securities of $171.4 million and cash used to acquire all of the issued and outstanding shares of Gluster, which totaled $135.2 million, net of cash acquired. Also contributing to the overall decrease in cash was the repurchase of 3.2 million shares of our common stock for $133.2 million. Partially offsetting cash used in investing and financing activities was cash provided by operating activities which totaled $391.9 million for the year ended February 29, 2012. Net cash generated by operating activities and used for investing and financing activities is further described below.

Cash flows from operations

Cash provided by operations of $391.9 million during the year ended February 29, 2012 included net income of $146.6 million, adjustments to exclude the impact of non-cash revenues and expenses, which totaled a $151.7 million net source of cash, and changes in operating assets and liabilities, which totaled a $93.5 million net source of cash. Cash provided by changes in operating assets and liabilities for the year ended February 29, 2012 was primarily the result of an increase in our deferred revenue, which generated operating cash flow of $176.9 million. The increase in deferred revenue is due to growth in billings as we generally bill our customers in advance of subscription periods. Cash adjustments related to deferred income taxes of $45.7 million was primarily due to share-based compensation deductions which were in excess of amounts originally recognized in our consolidated statements of operations. Excess tax benefits from share-based compensation, which totaled $29.9 million, was considered a financing source of cash.

Cash flows from investing

Cash used in investing activities of $358.9 million for the year ended February 29, 2012 included net purchases of available-for-sale debt securities of $171.4 million, investments in property and equipment of $46.3 million, primarily related to process and information technology infrastructure enhancements and investments in other intangible assets, primarily patents, of $5.3 million. On October 7, 2011, we acquired Gluster, which included cash consideration of $135.2 million, net of $0.7 million cash acquired. Gluster develops, distributes and provides support for open source storage software. For further discussion regarding our purchase of Gluster, see NOTE 3—Business Combinations to our Consolidated Financial Statements.

Cash flows from financing

Cash used in financing activities of $123.8 million for the year ended February 29, 2012 included $133.2 million used to repurchase 3.2 million shares of our common stock at an average price per share of $42.06, including transaction costs. Payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to restricted share awards vesting during the year ended February 29, 2012 totaled $36.3 million. Partially offsetting financing activities using cash were proceeds from excess tax benefits related to share-based employee compensation, which totaled $29.9 million and proceeds from employees’ exercise of common stock options, which totaled $16.8 million. Payments on other borrowings totaled $1.1 million for the year ended February 29, 2012.

Investments in debt and equity securities

Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. At February 28, 2013 and February 29, 2012, the vast majority of our investments were priced with the assistance of pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the securities’ market value, including broker quotes or model valuations. Independent price verifications of all of our holdings are performed by the pricing vendors, which we review. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

Capital requirements

We have experienced a substantial increase in our operating expenses since our inception in connection with the growth of our operations, the development of our enterprise technologies, the expansion of our services operations and our acquisition activity. Our capital requirements during the year ending February 28, 2014 will depend on numerous factors, including the amount of resources we devote to:

•	funding the continued development of our enterprise technology offerings;

•	accelerating the development of our systems management offerings;

•	improving and extending our services and the technologies used to deliver these services to our customers and support our business;

•	pursuing strategic acquisitions and alliances;

•	investing in businesses, products and technologies; and

•

investing in enhancements to the systems we use to run our business and the expansion of our office facilities, including capital expenditures related to our current headquarters facility discussed in Part I, Item 2 of this Form 10-K under the heading “Properties.”

We have utilized, and will continue from time to time to utilize, cash and investments to fund, among other potential uses, purchases of our common stock, purchases of fixed assets, purchases of intellectual property and mergers and acquisitions. Given our historically strong operating cash flow and the $1.32 billion of cash and investments held at February 28, 2013, we do not presently anticipate the need to raise cash to fund our operations, either through the sale of additional equity or through the issuance of debt, in the foreseeable future. However, we may take advantage of favorable capital market situations that may arise from time to time to raise additional capital.

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

As of February 28, 2013, our cash, cash equivalents and available-for-sale investment securities totaled $1.32 billion, of which $517.3 million was held outside the U.S. Our intent is to reinvest the earnings of foreign subsidiaries indefinitely outside the U.S. to fund both organic growth and acquisitions. For further discussion related to geographic segments, see NOTE 20—Segment Reporting to our Consolidated Financial Statements.

With 60.8% of our available cash, cash equivalents and available-for-sale investments, as of February 28, 2013, held within the U.S., we do not anticipate a need to repatriate any foreign earnings for the foreseeable future. However, if cash held outside the U.S. were needed to fund our U.S. operations, under current tax law we would be subject to additional taxes on the portion related to repatriated earnings of our foreign subsidiaries. As of February 28, 2013, undistributed foreign earnings totaled $200.5 million. For further discussion, see NOTE 11—Income Taxes to our Consolidated Financial Statements.

Off-balance sheet arrangements

As of February 28, 2013 and February 29, 2012, we have no off-balance sheet financing arrangements and do not utilize any “structured debt”, “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

Contractual obligations

The following table summarizes our principal contractual obligations at February 28, 2013 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations(1)	$189,301	$28,630	$47,015	$30,933	$82,723
Purchase obligations	—	—	—	—	—

Total	$189,301	$28,630	$47,015	$30,933	$82,723

(1)	Includes $11.7 million in commitments related to our previous headquarters facility and $62.7 million in commitments related to our current headquarters facility. For additional information, see our discussion in Part I, Item 2 of this Form 10-K under the heading “Properties”. To the extent we cease to use any space in our previous headquarters facility prior to the expiration of the lease term, we plan to sublease such space to a third party and anticipate that sublease income would offset existing contractual obligations. However, to the extent we are unable to sublease or otherwise dispose of such space and recover the full amount of our existing contractual obligation, we would be required to recognize a loss.

Obligations under contracts that we may cancel without significant penalty are not included in the table above. In addition, because we are unable to reasonably estimate the timing of settlements and any future payments related to uncertain tax positions, such liabilities are not included in the above table. However, as of February 28, 2013, we have recognized a total of $32.5 million related to such liabilities, which are included in Other long-term obligations on our Consolidated Balance Sheet.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02), to require entities to provide information about significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. ASU 2013-02 is effective for us in the first quarter of our fiscal year ending February 28, 2014. We not believe that this updated standard will have a significant impact on our consolidated financial statements.

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), to simplify how entities test intangibles with indefinite lives for impairment. ASU 2012-02 gives entities the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an intangible asset is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a quantitative impairment test as described in Subtopic 350-30 must be performed. ASU 2012-02 is effective for us in the first quarter of our fiscal year ending February 28, 2014. We currently do not believe that this updated standard will have a significant impact on our consolidated financial statements.

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

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of fixed-income securities, including both government and corporate obligations and money market funds. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or perceived credit risk related to the securities’ issuers. A hypothetical one-half percentage point change in interest rates, assuming a parallel shift of all interest rates, would result in a $3.9 million change in annual interest income derived from investments in our portfolio as of February 28, 2013. For further discussion related to our investments as of February 28, 2013 and February 29, 2012, see NOTE 2—Summary of Significant Accounting Policies and NOTE 18—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.

Investment Risk

The fair market value of our investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage increase in interest rates, assuming a parallel shift of all interest rates, would result in an approximate $8.5 million decrease in the fair value of our available-for-sale investment securities as of February 28, 2013. For further discussion related to our investments as of February 28, 2013 and February 29, 2012, see NOTE 2—Summary of Significant Accounting Policies and NOTE 18—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.

Credit Risk

The fair market values of our investment portfolio and cash balances are exposed to counterparty credit risk. Accordingly, while we periodically review our portfolio in an effort to mitigate counterparty risk, the principal values of our cash balances, money market accounts and investments in available-for-sale securities could suffer a loss of value.

Foreign Currency Risk

Approximately 43.3% of our revenue for the year ended February 28, 2013 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The statements of operations of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. Thus, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency statements results in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decreases if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from our prior fiscal year ended February 29, 2012, our revenue and operating expenses from non-U.S. operations for the year ended February 28, 2013 would have been higher than we reported by approximately $32.9 million and $23.5 million, respectively, which would have resulted in income from operations being higher by $9.4 million.

Derivative Instruments

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. From time to time we enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. All derivative instruments are recorded on the Consolidated Balance Sheets at their respective fair market values in accordance with FASB ASC Section 815 (formerly referenced as Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities). The Company has elected not to prepare and maintain the documentation required to qualify its forward contracts for hedge accounting treatment and, therefore, changes in fair value are recorded in the Consolidated Statements of Operations. For further discussion related to our management of foreign currency risk see NOTE 10—Derivative Instruments to our Consolidated Financial Statements.

The aggregate notional amount of outstanding forward contracts at February 28, 2013 was $65.5 million. The fair value of these outstanding contracts at February 28, 2013 was a gross $0.3 million asset and a gross $0.2 million liability, and is recorded in Other current assets and Accounts payable and accrued expenses, respectively on our Consolidated Balance Sheets. The forward contracts generally expire within three months of the period ended February 28, 2013. The forward contracts will settle in Argentine pesos, Australian dollars, Chilean pesos, Czech koruna, Danish krone, Euros, Israeli shekels, Japanese yen, Korean won, Norwegian krona, Singapore dollars, Swedish krona, Swiss francs, and U.S. dollars.

The aggregate notional amount of outstanding forward contracts at February 29, 2012 was $59.7 million. The fair value of these outstanding contracts at February 29, 2012 was a gross $0.1 million asset and a gross $0.5 million liability, and is recorded in Other current assets and Accounts payable and accrued expenses, respectively on our Consolidated Balance Sheets.

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

Our independent registered public accounting firm, which has audited the financial statements included in Part II, Item 8 of this report, has also audited the effectiveness of the Company’s internal control over financial reporting as of February 28, 2013, as stated in their attestation report on our internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Red Hat, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Red Hat, Inc. and its subsidiaries at February 28, 2013 and February 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing in Item 8. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina
April 25, 2013

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands—except share and per share amounts)

	February 28, 2013	February 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$487,084	$549,217
Investments in available-for-sale securities, current	392,381	264,298
Accounts receivable, net of allowances for doubtful accounts of $1,339 and $1,877, respectively	302,942	255,180
Deferred tax assets, net	88,765	69,765
Prepaid expenses	94,421	81,266
Other current assets	3,156	1,629

Total current assets	$1,368,749	$1,221,355
Property and equipment, net of accumulated depreciation and amortization of $189,985 and $163,892, respectively	141,586	92,065
Goodwill	690,911	591,563
Identifiable intangibles, net	142,243	100,638
Investments in available-for-sale securities, long-term	438,908	446,838
Other assets, net	31,263	38,640

Total assets	$2,813,660	$2,491,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$154,202	$114,078
Deferred revenue	830,486	711,408
Other current obligations	1,024	819

Total current liabilities	$985,712	$826,305
Long-term deferred revenue	259,466	235,328
Other long-term obligations	48,321	30,649
Commitments and contingencies (NOTES 14 and 15)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 229,210,961 and 226,553,435 shares issued, 193,021,226 and 192,654,636 shares outstanding at February 28, 2013 and February 29, 2012, respectively	23	23
Additional paid-in capital	1,802,899	1,709,082
Retained earnings	541,880	391,676
Treasury stock at cost, 36,189,735 and 33,898,799 shares at February 28, 2013 and February 29, 2012, respectively	(816,674)	(696,012)
Accumulated other comprehensive loss	(7,967)	(5,952)

Total stockholders’ equity	$1,520,161	$1,398,817

Total liabilities and stockholders’ equity	$2,813,660	$2,491,099

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands—except per share amounts)

	Year Ended
	February 28, 2013	February 29, 2012	February 28, 2011
Revenue:
Subscriptions	$1,148,341	$965,575	$773,404
Training and services	180,476	167,528	135,873

Total subscription and training and services revenue	$1,328,817	$1,133,103	$909,277

Cost of subscription and training and services revenue:
Cost of subscriptions	80,340	66,237	52,997
Cost of training and services	120,260	112,311	97,290

Total cost of subscription and training and services revenue	$200,600	$178,548	$150,287

Gross profit	$1,128,217	$954,555	$758,990
Operating expense:
Sales and marketing	514,554	419,635	327,408
Research and development	263,150	208,662	171,253
General and administrative	146,333	126,345	114,653
Facility exit costs (NOTE 14)	3,142	—	—

Total operating expense	$927,179	$754,642	$613,314

Income from operations	201,038	199,913	145,676
Interest income	8,245	8,418	6,743
Other income (expense), net	469	(322)	1,275

Income before provision for income taxes	$209,752	$208,009	$153,694
Provision for income taxes	59,548	61,383	46,416

Net income	$150,204	$146,626	$107,278

Basic net income per common share	$0.78	$0.76	$0.56

Diluted net income per common share	$0.77	$0.75	$0.55

Weighted average shares outstanding
Basic	193,147	193,151	190,294
Diluted	195,804	196,451	196,353

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended
	February 28, 2013	February 29, 2012	February 28, 2011
Net income	$150,204	$146,626	$107,278
Other comprehensive loss, net of tax:
Unrealized gain (loss) on securities during period	1,592	557	720
Reclassification for gain recognized during period	(797)	(1,982)	(3,286)
Foreign currency translation adjustment	(2,810)	(2,708)	(309)

Total other comprehensive loss, net of tax	(2,015)	(4,133)	(2,875)

Comprehensive income	$148,189	$142,493	$104,403

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at February 28, 2010	215,161	$22	$1,444,848	$137,772	$(472,646)	$1,056	$1,111,052
Net income	—	—	—	107,278	—	—	107,278
Unrealized gain on investments in marketable securities, net of tax	—	—	—	—	—	720	720
Reclassification for net gain recognized during period	—	—	—	—	—	(3,286)	(3,286)
Foreign currency translation adjustment	—	—	—	—	—	(309)	(309)
Vest and exercise of share-based awards	8,617	—	84,443	—	—	—	84,443
Common stock repurchase	—	—	—	—	(90,146)	—	(90,146)
Share-based compensation expense	—	—	60,597	—	—	—	60,597
Tax benefits related to share-based awards	—	—	46,600	—	—	—	46,600
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	—	(26,250)	—	—	—	(26,250)

Balance at February 28, 2011	223,778	$22	$1,610,238	$245,050	$(562,792)	$(1,819)	$1,290,699

Net income	—	—	—	146,626	—	—	146,626
Unrealized gain on investments in marketable securities, net of tax	—	—	—	—	—	557	557
Reclassification for net gain recognized during period	—	—	—	—	—	(1,982)	(1,982)
Foreign currency translation adjustment	—	—	—	—	—	(2,708)	(2,708)
Vest and exercise of share-based awards	2,775	1	16,811	—	—	—	16,812
Common stock repurchase	—	—	—	—	(133,220)	—	(133,220)
Share-based compensation expense	—	—	79,267	—	—	—	79,267
Assumed employee share-based awards from acquisitions	—	—	1,244	—	—	—	1,244
Tax benefits related to share-based awards	—	—	37,854	—	—	—	37,854
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	—	(36,332)	—	—	—	(36,332)

Balance at February 29, 2012	226,553	$23	$1,709,082	$391,676	$(696,012)	$(5,952)	$1,398,817

Net income	—	—	—	150,204	—	—	150,204
Unrealized gain on investments in marketable securities, net of tax	—	—	—	—	—	1,592	1,592
Reclassification for net gain recognized during period	—	—	—	—	—	(797)	(797)
Foreign currency translation adjustment	—	—	—	—	—	(2,810)	(2,810)
Vest and exercise of share-based awards	2,658	—	11,478	—	—	—	11,478
Common stock repurchase	—	—	—	—	(120,662)	—	(120,662)
Share-based compensation expense	—	—	98,698	—	—	—	98,698
Tax benefits related to share-based awards	—	—	33,625	—	—	—	33,625
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	—	(49,984)	—	—	—	(49,984)

Balance at February 28, 2013	229,211	$23	$1,802,899	$541,880	$(816,674)	$(7,967)	$1,520,161

Note: No preferred stock was issued or outstanding during the three years ended February 28, 2013.

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	February 28, 2013	February 29, 2012	February 28, 2011
Cash flows from operating activities:
Net income	$150,204	$146,626	$107,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,341	51,372	47,997
Deferred income taxes	39,849	45,702	33,848
Excess tax benefits from share-based payment arrangements	(34,219)	(29,931)	(42,291)
Share-based compensation expense	98,698	79,267	60,597
Net amortization of bond premium on debt securities available for sale	6,889	6,518	6,372
Other	(2,626)	(1,186)	(2,241)
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable	(46,913)	(70,410)	(41,512)
Prepaid expenses	(14,726)	(19,190)	(17,220)
Accounts payable and accrued expenses	40,196	5,986	23,162
Deferred revenue	162,574	176,855	112,724
Other	3,030	274	2,034

Net cash provided by operating activities	$465,297	$391,883	$290,748

Cash flows from investing activities:
Purchase of investment in debt securities available for sale	(875,428)	(962,974)	(751,420)
Proceeds from sales and maturities of investment in debt securities available for sale	741,301	791,585	770,860
Acquisitions of businesses, net of cash acquired	(135,501)	(135,210)	(31,381)
Purchase of developed software and other intangible assets	(34,367)	(5,349)	(14,093)
Purchase of property and equipment	(85,671)	(46,269)	(32,759)
Other	617	(643)	3,938

Net cash used in investing activities	$(389,049)	$(358,860)	$(54,855)

Cash flows from financing activities:
Excess tax benefits from share-based payment arrangements	34,219	29,931	42,291
Proceeds from exercise of common stock options	11,478	16,812	84,443
Purchase of treasury stock	(120,662)	(133,220)	(90,146)
Payments related to settlement of employee shared-based awards	(49,984)	(36,332)	(26,250)
Payments on other borrowings	(1,016)	(1,027)	(558)

Net cash provided by (used in) financing activities	$(125,965)	$(123,836)	$9,780

Effect of foreign currency exchange rates on cash and cash equivalents	$(12,416)	$(2,600)	$8,839

Net increase (decrease) in cash and cash equivalents	$(62,133)	$(93,413)	$254,512
Cash and cash equivalents at beginning of year	549,217	642,630	388,118

Cash and cash equivalents at end of year	$487,084	$549,217	$642,630

Supplemental cash flow information:
Cash paid during the year for:
Interest	$50	$45	$122
Income taxes	$14,863	$12,381	$8,121
Non-cash investing and financing activities:
Fixed assets acquired under capital leases	$1,137	$1,746	$—

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Company

Red Hat, Inc., incorporated in Delaware, together with its subsidiaries (“Red Hat” or the “Company”) is a leading global provider of open source software solutions, using a community-powered approach to develop and offer reliable and high-performing operating system, middleware, virtualization, storage and cloud technologies.

Open source software is an alternative to proprietary software and represents a different model for the development and licensing of commercial software code than that typically used for proprietary software. Because open source software code is often freely shared, there are customarily no licensing fees for the use of open source software. Therefore, the Company does not recognize revenue from the licensing of the code itself. The Company provides value to its customers through the development, aggregation, integration, testing, certification, delivery, maintenance, enhancement and support of its Red Hat enterprise technologies, and by providing a level of performance, reliability, scalability, flexibility, stability and security for the enterprise technologies the Company packages and distributes. Moreover, because communities of developers not employed by the Company assist with the creation of the Company’s open source offerings, opportunities for further innovation of the Company’s offerings are supplemented by these communities.

The Company derives its revenue and generates cash from customers primarily from two sources: (i) subscription revenue and (ii) training and services revenue. These arrangements typically involve subscriptions to Red Hat enterprise technologies. The arrangements with the Company’s customers that produce this revenue and cash are explained in further detail in NOTE 2—Summary of Significant Accounting Policies.

NOTE 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation. There are no significant foreign exchange restrictions on the Company’s foreign subsidiaries.

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

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

Subscription Revenue

Subscription revenue is comprised of direct and indirect sales of subscriptions relating to Red Hat enterprise technologies. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subscription agreement for the purchase of a subscription, subscription services are made available to the customer and the customer is billed. The deferred revenue amount is recognized as revenue ratably over the life of the subscription. Red Hat enterprise technologies are generally offered with either one or three-year base subscription periods; the majority of the Company’s subscriptions have one-year terms. Under these subscription agreements, renewal rates are generally specified for one or three-year renewal terms. Subscriptions generally entitle the end user to the technology itself and post-contract customer support (“PCS”), generally consisting of varying levels of support services as well as access to security errata, fixes, functionality enhancements to the technology and upgrades to new versions of the technologies, each on a when-and-if available basis, during the term of the subscription. The Company sells its offerings through two principal channels: (1) direct, which includes sales by the Company’s sales force as well as web store sales, and (2) indirect, which includes distributors, resellers, systems integrators and OEMs. The Company recognizes revenue from the sale of Red Hat enterprise technologies ratably over the period of the subscription beginning on the commencement date of the subscription agreement.

Subscription arrangements with large enterprise customers often have contracts with multiple elements (e.g., software technology, support, training, consulting and other services). The Company allocates revenue to each element of the arrangement based on vendor-specific objective evidence of each element’s fair value when the Company can demonstrate sufficient evidence of the fair value of at least those elements that are undelivered. The fair value of each element in multiple element arrangements is created by either (i) providing the customer with the ability during the term of the arrangement to renew that element at the same rate paid for the element included in the initial term of the agreement or (ii) selling the element on a stand-alone basis.

Training and Services Revenue

Training and services revenue is comprised of revenue for consulting, engineering and customer training and education services. Consulting services consist of time-based arrangements, and revenue is recognized as these services are performed. Engineering services represent revenue earned under fixed-fee arrangements with the Company’s OEM partners and other customers to provide for significant modification and customization of Red Hat enterprise technologies. The Company recognizes revenue for these fixed-fee engineering services using the percentage of completion basis of accounting, provided the Company has the ability to make reliable estimates of progress towards completion, the fee for such services is fixed or determinable and collection of the resulting receivable is probable. Under the percentage of completion method, earnings under the contract are recognized based on the progress toward completion as estimated using the ratio of labor hours incurred to total expected project hours. Changes in estimates are recognized in the period in which they are known. Revenue for customer training and education services is recognized on the dates the services are complete.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Long-Lived Assets

Goodwill

The Company tests goodwill for impairment annually. For the years ended February 28, 2013 and February 29, 2012, the Company applied its test for goodwill impairment as permitted by ASU 2011-08 which allows the Company to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying value. The outcome of these qualitative tests determines whether it is necessary for a company to perform the two-step goodwill impairment test as required in years prior to the adoption of ASU 2011-08.

After considering such qualitative factors as macroeconomic conditions, actual or anticipated changes to cost factors (for example, selling and delivery), overall financial performance and other Company-specific factors such as potential changes in strategy, the Company determined that it was not more likely than not that any impairment to goodwill had occurred during the years ended February 28, 2013 and February 29, 2012. Consequently, the Company was not required to perform the remaining two-step quantitative goodwill impairment test.

For the year ended February 28, 2011, the Company applied the then-required quantitative two-step goodwill impairment test. The two-step test begins with identifying potential impairment. Potential impairment is identified if the fair value of the reporting unit to which the goodwill applies is less than the recognized or “book” value of the related reporting unit, including the carrying value of goodwill. Where the book value of a reporting unit, including related goodwill is greater than the reporting unit’s fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The Company performed its annual goodwill impairment test during the fourth quarter of the year ended February 28, 2011 and, as a result, did not identify any potential impairment related to its goodwill.

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

As a result of the Company’s relocation of its corporate headquarters, the Company has accelerated the depreciation of the furniture and fixtures and leasehold improvements balances of the two facilities being exited such that no net book value remains as of February 28, 2013. The incremental depreciation expense on the net book values of these furniture and fixtures and leasehold improvements balances was $2.9 million for the year ended February 28, 2013 and is included in general and administration expense on the Company’s Consolidated Statement of Operations. The Company’s facility exit costs are described further in NOTE 14—Commitments and Contingencies.

Other than incremental depreciation associated with the facility exit, no significant impairment losses on the Company’s long-lived assets were identified for the year ended February 28, 2013. For the years ended February 29, 2012 and February 28, 2011, no significant impairment losses related to the Company’s long-lived assets were identified.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

The Company considers highly liquid investments purchased with a maturity period of three months or less at the date of purchase to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered. The Company does not have off-balance sheet credit exposure related to its customers. See NOTE 4—Accounts Receivable for further discussion on accounts receivable balances.

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

The Company’s investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. Liquid investments with effective maturities of three months or less from the balance sheet date (that is, time remaining on the day of purchase) are classified as cash equivalents. Investments with remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than twelve months from the balance sheet date are classified as long-term investments. The Company’s Level 1 financial instruments are valued using quoted prices in active markets for identical instruments. The Company’s Level 2 financial instruments, including derivative instruments, are valued using quoted prices for identical instruments in less active markets or using other observable market inputs for comparable instruments.

Unrealized gains and temporary losses on investments classified as available for sale are included within accumulated other comprehensive income, net of any related tax effect. Upon realization, such amounts are reclassified from accumulated other comprehensive income to other income, net. Realized gains and losses and other than temporary impairments, if any, are reflected in the statements of operations as other income, net. The

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company does not recognize changes in the fair value of its investments in income unless a decline in value is considered other than temporary. The vast majority of the Company’s investments are priced by pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, the Company assesses other factors to determine the security’s market value, including broker quotes or model valuations. Independent price verifications of all holdings are performed by pricing vendors which are then reviewed by the Company. In the event a price fails a pre-established tolerance check, it is researched so that the Company can assess the cause of the variance to determine what the Company believes is the appropriate fair market value. See NOTE 18—Assets and Liabilities Measured at Fair Value on a Recurring Basis for further discussion on fair value measurements.

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

Capitalized Software Costs

Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. As a result of the Company’s practice of releasing source code that it has developed on a weekly basis for unrestricted download on the Internet, there is generally no passage of time between achievement of technological feasibility and the availability of the Company’s product for general release. Therefore, at February 28, 2013 and February 29, 2012, the Company had no internally developed capitalized software costs for products to be sold to third parties.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising expense totaled $42.7 million, $29.2 million, and $25.5 million for the years ended February 28, 2013, February 29, 2012 and February 28, 2011, respectively.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

such uncertain tax positions. The Company’s estimates and assumptions may differ significantly from tax benefits ultimately realized. The Company’s income tax expense and deferred taxes are described further in NOTE 11—Income Taxes.

Foreign Currency Translation

The Euro has been determined to be the primary functional currency for the Company’s European operations and local currencies have been determined to be the functional currencies for the Company’s Asia Pacific and Latin American operations. Foreign exchange gains and losses, which result from the process of remeasuring foreign currency transactions into the appropriate functional currency, are included in other income, net in the Company’s Consolidated Statements of Operations.

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

Customers and Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, investments and trade receivables. The Company primarily places its cash, cash equivalents and investments with high-credit quality financial institutions which invest predominantly in U.S. government instruments, investment grade corporate bonds and certificates of deposit guaranteed by banks which are members of the Federal Deposit Insurance Corporation. Cash deposits are primarily in financial institutions in the United States. However, cash for monthly operating costs of international operations are deposited in banks outside the United States. See NOTE-20 Segment Reporting for further discussion related to cash balances held within the Company’s geographic regions.

The Company performs credit evaluations to reduce credit risk and generally requires no collateral from its customers. Management estimates the allowance for uncollectible accounts based on their historical experience and credit evaluation. The Company’s standard credit terms are net 30 days in North America, net 30 to 45 days in EMEA (Europe, Middle East and Africa) and Latin America, and range from net 30 to net 60 days in Asia Pacific.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has offices in more than 80 locations around the world. The Company manages its international business on an Americas-wide, EMEA-wide and Asia Pacific-wide basis. See NOTE 20—Segment Reporting for further discussion.

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02), to require entities to provide information about significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. ASU 2013-02 is effective for the Company in the first quarter of its fiscal year ending February 28, 2014. The Company does not believe that this updated standard will have a significant impact on its consolidated financial statements.

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

NOTE 3—Business Combinations

Acquisition of ManageIQ, Inc.

On December 21, 2012, the Company completed its acquisition of ManageIQ, Inc. (“ManageIQ”), a provider of enterprise cloud management and automation solutions that enable organizations to deploy, manage and optimize private clouds, public clouds and virtualized infrastuctures. Under the terms of the purchase agreement, the consideration transferred by the Company totaled $104.5 million. The Company incurred approximately $0.5 million in transaction costs including legal and accounting fees relating to the acquisition. These costs have been expensed as incurred and included in general and administrative expense on the Consolidated Statement of Operations for the year ended February 28, 2013.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below represents the tangible and identifiable intangible assets and liabilities (in thousands) based on management’s preliminary assessment of the acquisition date fair value of the assets acquired and liabilities assumed:

Total Consideration Allocated
Estimated identifiable intangible assets (see detail below)	$17,340
Cash	222
Accounts receivable	570
Fixed assets	69
Deferred tax assets, net	3,446
Other assets	155
Accrued liabilities	(262)
Deferred revenue	(132)
Goodwill	83,074

Total consideration allocated	$104,482

The following table summarizes the allocation of identifiable intangible assets resulting from the acquisition. For purposes of this allocation, the Company has assessed a fair value of ManageIQ’s identifiable intangible assets related to developed technology, employee covenants not to compete, customer relationships and tradenames and trademarks based on the net present value of the projected income stream of these identifiable intangible assets. The fair value of the identifiable intangible assets is being amortized over the estimated useful life of each intangible asset on a straight-line basis which approximates the economic pattern of benefits (in thousands):

	Amortization Expense Type	Estimated Life (Years)	Total
Developed technology	Cost of revenue	5	$13,500
Employee covenants not to compete	Research and development	4	2,800
Customer relationships	Sales and marketing	5	1,000
Tradenames and trademarks	General and administrative	2	40

Total identifiable intangible assets			$17,340

Other acquisitions in fiscal 2013

During the year ended February 28, 2013, the Company entered into agreements to acquire two businesses operating in the middleware space. These acquisitions include technologies that are complementary to the Company’s JBoss Middleware technology. One acquisition, which included certain assets and related operations acquired from Polymita Technologies S.L. (“Polymita”), closed on August 28, 2012. The second acquisition closed on September 7, 2012 and included certain assets and related operations acquired from FuseSource, a division of Progress Software Corporation (“FuseSource”). The total cash consideration for these two acquisitions was $31.2 million. The total cash consideration transferred of $31.2 million has been allocated to the Company’s assets as follows: $17.5 million to goodwill, $13.2 million to identifiable intangible assets and the remaining $0.5 million to other current assets.

Transaction fees related to these two acquisitions totaled approximately $1.0 million for the year ended February 28, 2013 and are included in general and administrative expense on the Company’s Consolidated Statement of Operations for the year ended February 28, 2013.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition of Gluster, Inc.

On October 7, 2011, the Company completed its acquisition of all issued and outstanding shares of Gluster, Inc. (“Gluster”), a provider of scale-out, open source storage solutions. The acquisition was intended to expand the Company’s enterprise software offerings to include management of unstructured data. Under the terms of the purchase agreement, the consideration transferred by the Company totaled $137.2 million. The Company incurred approximately $0.5 million in transaction costs including legal and accounting fees relating to the acquisition. These costs have been expensed as incurred and included in general and administrative expense on the Consolidated Statement of Operations for the year ended February 29, 2012.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the allocation of identifiable intangible assets resulting from the acquisition. For purposes of this allocation, the Company has assessed a fair value of Gluster identifiable intangible assets related to customer relationships and tradenames and trademarks based on the net present value of the projected income stream of these identifiable intangible assets. The fair value of the identifiable intangible assets is being amortized over the estimated useful life of each intangible asset on a straight-line basis which approximates the economic pattern of benefits (in thousands):

	Amortization Expense Type	Estimated Life (Years)	Total
Customer relationships	Sales and marketing	5	$6,200
Tradenames and trademarks	General and administrative	Indefinite	600

Total identifiable intangible assets			$6,800

Other acquisitions in fiscal 2011

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

Pro forma consolidated financial information

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the years ended February 28, 2013 and February 29, 2012 (in thousands, except per share amounts) as if the acquisitions of Gluster, Polymita, FuseSource and ManageIQ had closed on March 1, 2011, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisitions actually taken place at the beginning of the period.

	Year ended February 28, 2013 (unaudited)	Year ended February 29, 2012 (unaudited)
Revenue	$1,329,780	$1,134,679
Net income and diluted net income	136,459	125,387
Basic net income per common share	$0.71	$0.65
Diluted net income per common share	$0.70	$0.64

Post-acquisition financial information

The following is a summary of revenue, operating expenses and operating loss for Polymita, FuseSource and ManageIQ that are included in the Company’s Consolidated Statement of Operations for the year ended February 28, 2013 (in thousands):

Year ended February 28, 2013
Revenue	$1,976
Operating expenses	(10,735)

Operating loss	(8,759)

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Related party matters

Dr. Naren Gupta, a director of Red Hat since 2005, was a director of Gluster and is the Managing Director of Nexus Venture Partners (“Nexus”), a venture capital fund that was a principal investor in Gluster. Nexus held approximately 36.4% percent of the shares of Gluster capital stock and vested options outstanding on the closing date.

Dr. Gupta did not attend the meeting at which Red Hat’s Board of Directors (the “Board”) approved the transaction and recused himself from all Board deliberations with respect to the transaction. The purchase price in the transaction was determined through arm’s-length negotiations between Red Hat and Gluster.

Goodwill and other business combinations

The Company completed its annual goodwill impairment test in February 2013. No goodwill impairment was deemed to have occurred. The following is a summary of goodwill for the years ended February 28, 2013, February 29, 2012 and February 28, 2011 (in thousands):

Balance at February 28, 2010	$438,749
Add: acquisition of Makara	24,681
Impact of foreign currency fluctuations	243

Balance at February 28, 2011	$463,673
Add: acquisition of Gluster	126,716
Add: adjustment to Makara purchase price for finalization of allocation	1,458
Impact of foreign currency fluctuations	(284)

Balance at February 29, 2012	$591,563
Add: acquisition of ManageIQ	83,074
Add: other acquisitions	17,462
Impact of foreign currency fluctuations and other adjustments	(1,188)

Balance at February 28, 2013	$690,911

NOTE 4—Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. Activity in the Company’s allowance for doubtful accounts for the years ended February 28, 2013, February 29, 2012 and February 28, 2011 is presented in the following table (in thousands):

	Balance at beginning of period	Charged to (recovery of) expense	Adjustments (1)	Balance at end of period
2011	$2,295	$(260)	$(656)	$1,379
2012	$1,379	$989	$(491)	$1,877
2013	$1,877	$(102)	$(436)	$1,339

(1)	Represents foreign currency translation adjustments and amounts written-off as uncollectible accounts receivable.

At February 28, 2013, no individual customer accounted for over 10% of the Company’s accounts receivable. At February 29, 2012, one individual customer accounted for 10% of the Company’s accounts receivable.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—Property and Equipment

The Company’s property and equipment is recorded at cost and consists of the following (in thousands):

	February 28, 2013	February 29, 2012
Computer equipment	$127,741	$104,718
Software, including software developed for internal use	126,116	95,999
Furniture and fixtures	19,271	15,214
Leasehold improvements	58,443	40,026

Property and equipment	$331,571	$255,957
Less: accumulated depreciation	(189,985)	(163,892)

Property and equipment, net	$141,586	$92,065

The useful lives of property and equipment range from three to fifteen years. Leasehold improvements are amortized over the lesser of the useful life or lease term. Depreciation expense recognized in the Company’s Consolidated Financial Statements for the years ended February 28, 2013, February 29, 2012 and February 28, 2011 is summarized as follows (in thousands):

	Year Ended February 28, 2013	Year Ended February 29, 2012	Year Ended February 28, 2011
Total depreciation expense	$38,818	$31,623	$29,036

NOTE 6—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of purchased technologies, customer and reseller relationships, trademarks, copyrights and patents and covenants not to compete which are amortized over the estimated useful life, generally on a straight-line basis, with the exception of customer and reseller relationships which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit. Useful lives range from three to ten years. As of February 28, 2013 and February 29, 2012, trademarks with an indefinite estimated useful life totaled $9.3 million and $9.5 million, respectively. The following is a summary of identifiable intangible assets (in thousands):

	February 28, 2013			February 29, 2012
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$94,020	$(27,412)	$66,608	$62,851	$(20,491)	$42,360
Purchased technologies	79,201	(46,507)	32,694	58,781	(39,390)	19,391
Customer and reseller relationships	89,959	(53,391)	36,568	83,478	(44,591)	38,887
Covenants not to compete	10,516	(4,143)	6,373	3,473	(3,473)	—

Identifiable intangible assets	$273,696	$(131,453)	$142,243	$208,583	$(107,945)	$100,638

The balances in identifiable intangible assets as of February 28, 2013 include $30.6 million of identifiable intangible assets acquired as part of business combinations completed during the year ended February 28, 2013. See NOTE 3—Business Combinations for further discussion related to business combinations.

Patents purchased from a related party during the year ended February 28, 2013 totaled $22.4 million. See NOTE 7—Other Assets, Net for further discussion.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense associated with identifiable intangible assets recognized in the Company’s Consolidated Financial Statements for the years ended February 28, 2013, February 29, 2012 and February 28, 2011 is summarized as follows (in thousands):

	Year Ended February 28, 2013	Year Ended February 29, 2012	Year Ended February 28, 2011
Cost of revenue	$5,943	$3,533	$3,274
Sales and marketing	8,416	8,348	8,322
Research and development	3,836	4,194	4,025
General and administrative	5,328	3,674	3,340

Total amortization expense	$23,523	$19,749	$18,961

As of February 28, 2013, future amortization expense on existing intangibles is as follows (in thousands):

Fiscal Year	Amortization Expense of Intangible Assets
2014	$25,419
2015	22,361
2016	16,681
2017	13,819
2018	11,041
Thereafter	43,648

Total amortization expense	$132,969

NOTE 7—Other Assets, Net

Other assets, net were comprised of the following (in thousands):

	February 28, 2013	February 29, 2012
Equity-method investment	$15,560	$14,392
Cost-basis investments	5,354	4,853
Net non-current deferred tax assets (see NOTE 11—Income Taxes)	5,226	13,603
Security deposits and other	5,123	5,792

Other assets, net	$31,263	$38,640

The Company reviews its non-marketable cost-basis investments in equity securities for other than temporary declines in fair value based on prices recently paid for shares in that company, as well as changes in market conditions. The carrying values are not necessarily representative of the amounts that the Company could realize in a current transaction. During the years ended February 28, 2013, February 29, 2012 and February 28, 2011, no significant losses were recognized for equity investments in other companies.

Equity-method investment represents the Company’s investment in Open Invention Network LLC (“OIN”) and the related share of OIN’s accumulated deficit. The Company uses the equity method to account for its investment in OIN. The equity method requires the Company to increase or decrease the carrying amount of its investment in OIN to reflect the Company’s pro rata share of OIN’s gains and losses, respectively, as part of Other income (expense), net.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended February 28, 2013, the Company purchased patents for $22.4 million from OIN. The gain recognized by OIN related to the sale of these patents has been excluded from the Company’s pro rata share of OIN’s gains and losses.

NOTE 8—Prepaid Expenses

Prepaid expenses include sales commissions, taxes and insurance. Sales commissions are the incremental costs that are directly associated with non-cancelable subscription contracts with customers and consist of sales commissions paid to the Company’s sales force. The commissions are deferred and amortized over a period to approximate the period of the subscription term. For further discussion on deferred commissions see NOTE 2—Summary of Significant Accounting Policies. Prepaid expenses, including sales commissions, were comprised of the following (in thousands):

	February 28, 2013	February 29, 2012
Deferred commissions	$62,159	$59,566
Professional services	13,172	10,248
Taxes	10,743	6,479
Insurance	1,547	1,520
Other	6,800	3,453

Prepaid expenses	$94,421	$81,266

NOTE 9—Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses were comprised of the following (in thousands):

	February 28, 2013	February 29, 2012
Accounts payable	$27,096	$6,881
Accrued wages and other compensation related expenses	72,912	72,380
Accrued other trade payables	38,595	23,765
Accrued income and other taxes payable	15,111	10,189
Accrued other	488	863

Accounts payable and accrued expenses	$154,202	$114,078

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows as of February 28, 2013 and for the year then ended (in thousands):

				Year Ended February 28, 2013
	As of February 28, 2013			Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
	Balance Sheet Location	Fair Value	Notional Value
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$280	$36,214	Other income (expense), net	$1,309

Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	(219)	29,328	Other income (expense), net	(1,695)

TOTAL		$61	$65,542		$(386)

The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows as of February 29, 2012 and for the year then ended (in thousands):

				Year Ended February 29, 2012
	As of February 29, 2012			Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
	Balance Sheet Location	Fair Value	Notional Value
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$147	$24,450	Other income (expense), net	$1,518

Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	(473)	35,263	Other income (expense), net	(2,785)

TOTAL		$(326)	$59,713		$(1,267)

NOTE 11—Income Taxes

The U.S. and foreign components of the Company’s income before provision for income taxes consisted of the following (in thousands):

	February 28, 2013	February 29, 2012	February 28, 2011
U.S.	$130,560	$147,148	$109,044
Foreign	79,192	60,861	44,650

Income before provision for income taxes	$209,752	$208,009	$153,694

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the Company’s provision for income taxes consisted of the following (in thousands):

	February 28, 2013	February 29, 2012	February 28, 2011
Current:
Foreign	$16,556	$16,612	$7,675
Federal	33,598	18,609	14,553
State	1,882	3,069	760

Current tax expense	$52,036	$38,290	$22,988
Deferred:
Foreign	2,899	(4,390)	3,037
Federal	9,687	27,483	16,810
State	(5,074)	—	3,581

Deferred tax expense	$7,512	$23,093	$23,428

Net provision for income taxes	$59,548	$61,383	$46,416

Significant components of the Company’s deferred tax assets and liabilities at February 28, 2013 and February 29, 2012, consisted of the following (in thousands):

	February 28, 2013	February 29, 2012
Deferred tax assets:
Foreign net operating loss carryforwards	$7,629	$9,464
Domestic net operating loss carryforwards	12,227	5,251
Domestic credit carryforwards	29,062	31,548
Goodwill	—	7,265
Share-based compensation	26,781	21,147
Deferred revenue	43,066	34,684
Foreign deferred royalty expenses	6,000	5,753
Other	8,299	9,524

Total deferred tax assets	$133,064	$124,636
Valuation allowance for deferred tax assets	(659)	(3,641)

Total deferred tax assets, net of valuation allowance	$132,405	$120,995

Deferred tax liabilities:
Goodwill	2,971	—
Fixed and intangible assets	23,905	25,607
Compensation accruals	9,124	8,695
Other	8,132	3,325

Total deferred tax liabilities	$44,132	$37,627

Net deferred tax asset	$88,273	$83,368

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s gross and net deferred tax asset and liability positions at February 28, 2013 are as follows (in thousands):

	Domestic	Foreign	Consolidated
Deferred tax assets:
Current	83,661	6,069	89,730
Non-current	1,146	5,229	6,375
Deferred tax liabilities:
Current	509	456	965
Non-current	6,864	3	6,867

Net deferred tax asset	77,434	10,839	88,273

Net current deferred tax asset	83,152	5,613	88,765
Net non-current deferred tax asset, recorded in Other assets, net	—	5,226	5,226
Net non-current deferred tax liability, recorded in Other long-term obligations	(5,718)	—	(5,718)

Net deferred tax asset	77,434	10,839	88,273

As of February 28, 2013, the Company continues to maintain a valuation allowance against its deferred tax assets with respect to certain foreign and state NOLs. For the year ended February 28, 2013, the valuation allowance decreased by $3.0 million primarily as a result of utilization of foreign NOLs.

As of February 28, 2013, the Company had U.S. federal NOL carryforwards of $24.5 million and state NOL carryforwards of $119.5 million, of which $53.4 million consists of share-based compensation deductions in excess of the amounts expensed in the Company’s operating results. The resulting excess tax benefit will be recognized as an increase to additional paid in capital when realized. The NOL carryforwards expire in varying amounts beginning in the fiscal year ending February 28, 2014. As of February 28, 2013, the Company had U.S. research tax credit carryforwards of $48.6 million which expire in varying amounts beginning in the fiscal year ending February 28, 2014.

Taxes computed at the statutory federal income tax rates are reconciled to the provision for income taxes for the years ended February 28, 2013, February 29, 2012 and February 28, 2011, respectively, as follows (in thousands):

	February 28, 2013	February 29, 2012	February 28, 2011
Effective rate	28.4%	29.5%	30.2%
Provision at federal statutory rate, 35%	$73,413	$72,803	$53,834
State tax, net of federal tax benefit (1)	907	3,070	4,341
Foreign rate differential	(7,034)	(7,631)	(5,280)
Israel tax holiday (2)	(1,806)	(1,447)	(2,671)
Deemed foreign dividend	5,787	3,721	5,348
Nondeductible items	2,141	2,923	5,625
Research tax credit	(5,348)	(2,357)	(3,690)
Foreign tax credit	(7,852)	(10,830)	(11,357)
Other	(660)	1,131	266

Provision for income taxes	$59,548	$61,383	$46,416

(1)	The Company amended its state income tax returns for prior years, which resulted in a reduction of state tax, net of federal tax benefit, of $3.4 million.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	The Company qualifies for a tax holiday in Israel which began during the fiscal year ended February 28, 2011 and is scheduled to terminate as of the fiscal year ending February 29, 2020. The tax holiday provides for an exemption from income tax in the first two years, and for a reduced rate of taxation on income generated in Israel for the subsequent eight years. The financial impact of this holiday for the year ended February 28, 2013 was a $1.8 million reduction in the Company’s provision for income taxes, which increased the Company’s diluted earnings per share by $0.01.

The Company has not provided U.S. deferred taxes on the cumulative earnings of foreign subsidiaries that have been reinvested outside the U.S. indefinitely; these earnings were $200.5 million at February 28, 2013. Determination of the deferred tax liability, if any, on these earnings reinvested indefinitely outside the U.S. is not practicable because of available foreign tax credits. It is the Company’s policy to invest the earnings of foreign subsidiaries indefinitely outside the U.S. From time to time, however, the Company may remit a portion of these earnings to the extent it does not incur additional U.S. tax and it is otherwise feasible. The Company has provided U.S. income taxes on the earnings of certain foreign subsidiaries that are not considered as permanently reinvested outside the U.S. The U.S. income tax on such earnings is completely offset by U.S. foreign tax credits.

Unrecognized tax benefits

The following table reconciles unrecognized tax benefits for the three years ended February 28, 2013 (in thousands):

Balance at February 28, 2010	$43,374
Additions based on tax positions related to the current year	3,782
Additions based on tax positions related to prior years	2,292
Reductions related to change in effective tax rate	(7,365)

Balance at February 28, 2011	$42,083
Additions based on tax positions related to the current year	2,066
Additions based on tax positions related to prior years	531
Reductions related to settlements with tax authorities	(259)
Reductions related to changes in facts and circumstances	(659)

Balance at February 29, 2012	$43,762
Additions based on tax positions related to prior years	2,122
Additions based on tax positions related to the current year	2,576
Reductions related to changes in facts and circumstances	(147)

Balance at February 28, 2013	$48,313

The Company’s unrecognized tax benefits as February 28, 2013 and February 29, 2012, which, if recognized, would affect the Company’s effective tax rate were $45.3 million and $39.9 million, respectively.

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as income tax expense. Accrued interest and penalties related to unrecognized tax benefits totaled $4.2 million and $3.5 million as of February 28, 2013 and February 29, 2012, respectively.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of February 28, 2013. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs:

Tax Jurisdiction	Years Subject to Income Tax Examination
U.S. federal	1994 – Present
North Carolina	1999 – Present
Ireland	2008 – Present
Japan (1)	2012 – Present

(1)	The Company has been examined for income tax for years through February 28, 2011. A tax examination was concluded in fiscal 2012 with no significant adjustments resulting. However, the statute of limitations remains open for five years.

The Company is currently undergoing an income tax examination by the U.S. Internal Revenue Service with respect to its fiscal year ended February 28, 2010. The Company is also currently undergoing an income tax examination in India.

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

The Company repurchased 2,290,936 shares, 3,167,413 shares and 2,921,275 shares of its common stock during the fiscal years ended February 28, 2013, February 29, 2012 and February 28, 2011, respectively, at an aggregate cost of $120.7 million, $133.2 million and $90.1 million, respectively. These amounts are recorded as treasury stock on the Company’s Consolidated Balance Sheets.

Preferred Stock

At February 28, 2013, the Company has authorized 5,000,000 shares of preferred stock with a par value of $0.0001 per share. No shares of preferred stock were outstanding as of February 28, 2013 or February 29, 2012.

NOTE 13—Share-based Awards

Overview

The Company’s 2004 Long-Term Incentive Plan, as amended and restated (the “2004 Plan”), provides for the granting of stock options, service-based share awards and performance-based share awards, among other

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

awards. As of February 28, 2013, there were 23.6 million shares of common stock reserved for issuance under future share-based awards to be granted to any employee, officer or director or consultant of the Company at terms and prices to be determined by the Board of Directors.

The following table summarizes share-based awards, by type, granted during the years ended February 28, 2013, February 29, 2012 and February 28, 2011:

	Awards Granted Year Ended February 28, 2013		Awards Granted Year Ended February 29, 2012		Awards Granted Year Ended February 28, 2011
	Shares and Shares Underlying Awards	Weighted Average Per Share Award Fair Value	Shares and Shares Underlying Awards	Weighted Average Per Share Award Fair Value	Shares and Shares Underlying Awards	Weighted Average Per Share Award Fair Value
Stock options	114,361	$15.16	51,563	$15.41	83,891	$17.32
Service-based shares and share units	2,471,872	$54.62	2,148,070	$45.35	2,542,479	$37.98
Performance-based shares and share units—Maximum	613,800	$52.23	633,336	$43.60	626,672	$29.31

Total share-based awards	3,200,033	$52.75	2,832,969	$44.41	3,253,042	$35.78

The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements for the years ended February 28, 2013, February 29, 2012 and February 28, 2011 (in thousands):

	Year Ended February 28, 2013	Year Ended February 29, 2012	Year Ended February 28, 2011
Cost of revenue	$9,433	$7,880	$6,053
Sales and marketing	32,906	25,060	18,971
Research and development	29,647	21,570	15,639
General and administrative	26,712	24,757	19,934

Total share-based compensation expense	$98,698	$79,267	$60,597

Share-based compensation expense qualifying for capitalization was insignificant for each of the Company’s fiscal years ended February 28, 2013, February 29, 2012 and February 28, 2011. Accordingly, no share-based compensation expense was capitalized during these years.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total fair value of stock options recognized in the Consolidated Financial Statements for the years ended February 28, 2013, February 29, 2012 and February 28, 2011 was as follows (in thousands):

	Year Ended February 28, 2013	Year Ended February 29, 2012	Year Ended February 28, 2011
Total fair value of stock options recognized	$2,791	$3,104	$6,038

The following table summarizes the activity for the Company’s stock options for the years ended February 28, 2013, February 29, 2012 and February 28, 2011:

	Shares Underlying Options	Weighted Average Exercise Price Per Share
Outstanding at February 28, 2010	9,224,309	$13.03

Granted	83,891	33.59
Exercised	(7,071,001)	11.94
Forfeited	(207,711)	19.25

Outstanding at February 28, 2011	2,029,488	$16.88

Granted	51,563	45.08
Exercised	(1,059,191)	15.87
Forfeited	(123,618)	17.16
Assumed (1)	204,911	1.13

Outstanding at February 29, 2012	1,103,153	$16.21

Granted	114,361	55.17
Exercised	(735,086)	15.61
Forfeited	(29,741)	25.10

Outstanding at February 28, 2013	452,687	$26.43

(1)	Amount represents partially vested options assumed as part of a business combination.

As described above, options are typically granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. No options were granted by the Company during the three years ended February 28, 2013 with exercise prices less than the grant date fair value of the Company’s common stock.

The following summarizes information, as of February 28, 2013, about the Company’s outstanding and exercisable stock options:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 – $10.00	149,625	4.9	$3.30	87,916	$4.18
$10.01 – $20.00	85,401	1.2	$15.65	85,127	$15.64
$20.01 – $30.00	35,551	1.6	$27.24	28,303	$27.01
$30.01 – $40.00	29,664	2.6	$39.45	15,083	$39.52
$40.01 and over	152,446	4.3	$52.44	12,505	$45.06

Total	452,687	3.6	$26.43	228,934	$15.83

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the intrinsic value, as of February 28, 2013, of the Company’s outstanding, exercisable and expected to vest stock options:

Intrinsic Value of Stock Options	Number of Stock Options	Weighted Average Remaining Contractual Life	Intrinsic Value at February 28, 2013 (in thousands)
Outstanding	452,687	3.6	$11,527,364
Exercisable	228,934	2.0	$8,010,217
Expected to vest (assuming annual forfeiture rate of 10%)	203,026	5.2	$3,641,216

The intrinsic value of stock options exercised during the years ended February 28, 2013, February 29, 2012 and February 28, 2011 was as follows (in thousands):

	Year Ended February 28, 2013	Year Ended February 29, 2012	Year Ended February 28, 2011
Total intrinsic value of stock options exercised	$29,598	$31,736	$161,796

As of February 28, 2013, compensation cost related to unvested stock options not yet recognized in the Company’s Consolidated Financial Statements totaled $4.8 million. The weighted average period over which these unvested stock options are expected to be recognized is approximately 2.5 years.

The fair values of options granted during the years ended February 28, 2013, February 29, 2012 and February 28, 2011 were estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the following weighted average assumptions:

	Year Ended February 28, 2013	Year Ended February 29, 2012	Year Ended February 28, 2011
Expected dividend yield	—%	—%	—%
Risk-free interest rate	0.41%	0.61%	0.70%
Expected volatility (1)	38.13%	47.91%	46.84%
Expected life (in years) (2)	3.27	3.27	3.27
Weighted average fair value of options granted during the period	$15.16	$15.41	$17.32

(1)	The expected volatility rates for options granted during the years ended February 28, 2013, February 29, 2012 and February 28, 2011 were estimated based on an approximate equal weighting of the historical volatility of the Company’s common stock over a period of approximately 3.27 years and the implied volatility of publicly traded options for the Company’s common stock.

(2)	The expected term for options granted during the years ended February 28, 2013, February 29, 2012 and February 28, 2011 was determined based on the Company’s historical exercise data. The Company reassesses its estimate of expected term annually or when new information indicates a change is appropriate.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total fair value of service-based share awards recognized in the Company’s Consolidated Financial Statements for the three years ended February 28, 2013 was as follows (in thousands):

	Year Ended February 28, 2013	Year Ended February 29, 2012	Year Ended February 28, 2011
Total fair value of service-based awards recognized	$76,460	$61,818	$44,050

The following table summarizes the activity for the Company’s service-based share awards for the years ended February 28, 2013, February 29, 2012 and February 28, 2011:

	Nonvested Shares and Share Units	Weighted Average Grant-date Fair Value
Service-based share awards at February 28, 2010	5,784,926	$21.03

Granted	2,542,479	37.98
Vested	(1,800,281)	20.43
Forfeited	(733,786)	21.52

Service-based share awards at February 28, 2011	5,793,338	$28.60

Granted	2,148,070	45.35
Vested	(2,162,667)	25.78
Forfeited	(431,900)	32.22
Assumed (1)	139,798	43.34

Service-based share awards at February 29, 2012	5,486,639	$36.36

Granted	2,471,872	54.62
Vested	(2,184,588)	31.33
Forfeited	(580,490)	41.56

Service-based share awards at February 28, 2013	5,193,433	$46.59

(1)	Amount represents partially vested share awards assumed as part of a business combination.

The following summarizes the intrinsic value, as of February 28, 2013, of the Company’s service-based awards outstanding and expected to vest:

Intrinsic Value of Service-based Awards	Number of Shares and Share Units	Weighted Average Remaining Vesting Period	Intrinsic Value at February 28, 2013 (in thousands)
Outstanding	5,193,433	1.6	$263,878
Expected to vest (assuming annual forfeiture rate of 10%)	4,379,416	1.6	$222,518

The intrinsic value of service-based awards vesting during the three years ended February 28, 2013 was as follows (in thousands):

	Year Ended February 28, 2013	Year Ended February 29, 2012	Year Ended February 28, 2011
Total intrinsic value of service-based awards vesting	$118,299	$96,536	$70,493

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of February 28, 2013, compensation cost related to service-based share awards not yet recognized in the Company’s Consolidated Financial Statements totaled $207.8 million. The weighted average period over which these nonvested awards are expected to be recognized is approximately 2.9 years.

Performance-based Share Awards

Under the 2004 Plan, certain executive officers and senior management were awarded a target number of performance share units (“PSUs”). The PSU payouts are either based on (i) the Company’s financial performance (“performance condition”) or (ii) the performance of the Company’s common stock (“market condition”). Set forth below are general descriptions of the two types of performance-based awards granted to certain members of senior management:

PSUs with Performance Conditions

Depending on the Company’s financial performance relative to the financial performance of specified peer companies, PSU grantees may earn up to 200% of the target number of PSUs (the “Maximum PSUs”) over a performance period with three separate performance segments corresponding to three fiscal years of the Company. Up to 25% of the Maximum PSUs may be earned in respect of the first performance segment; up to 50% of the Maximum PSUs may be earned in respect of the second performance segment, less the amount earned in the first performance segment; and up to 100% of the Maximum PSUs may be earned in respect of the third performance segment, less the amount earned in the first and second performance segments.

PSUs with Market Conditions

Depending on the performance of the Company’s common stock over a performance period of approximately three years, PSU grantees may earn up to 200% of the target number of PSUs. The number of PSUs earned is determined based on a comparison of the performance of the Company’s stock price relative to the performance of the stock price of specified peer companies during the performance period. Each grantee will receive a number of shares of common stock equal to the number of PSUs earned in a single payout following the end of the performance period.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity for the Company’s PSUs for the years ended February 28, 2013, February 29, 2012 and February 28, 2011:

	Maximum
Activity	Shares Underlying Performance Share Units	Weighted Average Grant Date Fair Value
Outstanding at February 28, 2010	1,273,668	$20.94

Granted	626,672	$29.31
Vested	(451,725)	$21.35
Forfeited	(18,610)	21.00

Outstanding at February 28, 2011	1,430,005	$24.48

Granted	633,336	$43.60
Vested	(337,734)	$23.98
Forfeited	—	—

Outstanding at February 29, 2012	1,725,607	$31.60

Granted	613,800	$52.23
Vested	(634,384)	$23.62
Forfeited	(200,353)	$32.81

Outstanding at February 28, 2013	1,504,670	$43.22

(1)	Vested and forfeited amounts represent the actual number of shares vesting and forfeited during the year. Outstanding represents the remaining maximum potential shares available to vest as of the period ended.

The total fair value of performance-based share awards recognized in the Company’s Consolidated Financial Statements for the three years ended February 28, 2013 was as follows (in thousands):

	Year Ended February 28, 2013	Year Ended February 29, 2012	Year Ended February 28, 2011
Total fair value of performance-based awards recognized	$19,447	$14,345	$10,509

The total intrinsic value of performance-based share awards vesting during the three years ended February 28, 2013 was as follows (in thousands):

	Year Ended February 28, 2013	Year Ended February 29, 2012	Year Ended February 28, 2011
Total intrinsic value of performance-based awards vesting	$37,872	$16,032	$13,904

As of February 28, 2013, the number of shares subject to PSU awards expected to vest was 1.1 million shares. Compensation expense related to PSUs expected to vest but not yet recognized in the Consolidated Financial Statements totaled $18.8 million as of February 28, 2013. The weighted average period over which these awards are expected to be recognized is approximately 2.1 years.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—Commitments and Contingencies

Operating leases

As of February 28, 2013, the Company leased office space and certain equipment under various non-cancelable operating leases. Future minimum lease payments required under the operating leases at February 28, 2013 are as follows (in thousands):

Fiscal Year	Operating Leases
2014	$28,630
2015	25,316
2016	21,699
2017	18,117
2018	12,816
Thereafter	82,723

Total minimum lease payments	$189,301

Rent expense under operating leases for the fiscal years ended February 28, 2013, February 29, 2012 and February 28, 2011 is provided in the following table (in thousands):

	Year Ended February 28, 2013	Year Ended February 29, 2012	Year Ended February 28, 2011
Total operating lease expense	$26,830	$24,434	$22,973

Facility Exit Costs

In December 2011, the Company entered into an agreement to sublease a building in downtown Raleigh, North Carolina in which the Company’s headquarters are currently located. In connection with the transition to the Company’s new headquarters, the Company has endeavored to assign, sublease or otherwise dispose of its existing leases related to the two facilities that previously constituted the Company’s headquarters in Raleigh, North Carolina.

In May 2012, the Company entered into a sublease agreement with an unrelated third-party to lease one of the two facilities that previously constituted its headquarters. As a result, the Company has recognized a loss of $3.1 million for the year ended February 28, 2013 which represents the excess of the Company’s remaining obligation on the space over the agreed sublease income.

The Company will continue to market the remaining facility for sublease. However, to the extent the Company is unable to sublease or otherwise dispose of such space and recover the full amount of its remaining obligation, it will be required to recognize a loss at the date the Company ceases using this facility, currently estimated to be May 2013. At that time the Company’s loss, net of deferred rent credits, with respect to the remaining facility is expected to be approximately $4.8 million.

Amortization of related leasehold improvements has been accelerated to coincide with the Company’s exit from the two facilities. This change in estimated useful life resulted in incremental amortization expense of $2.9 million for the year ended February 28, 2013 and is included in general and administration expense on the Company’s Consolidated Statement of Operations.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the facts and circumstances involved in each particular agreement. The Company does not record a liability for claims related to indemnification unless the Company concludes that the likelihood of a material claim is probable and estimable. Payments pursuant to these indemnification claims during the year ended February 28, 2013 were in the aggregate immaterial.

NOTE 15—Legal Proceedings

The Company experiences routine litigation in the normal course of its business, including patent litigation. The Company presently believes that the outcome of this routine litigation will not have a material adverse effect on its financial position, results of operations or cash flows.

NOTE 16—Employee Benefit Plans

The Company provides retirement plans whereby participants may elect to contribute a portion of their annual compensation to the plans, after complying with certain limitations. The Company has the option to make contributions to the plans and contributed to the plans for the years ended February 28, 2013, February 29, 2012 and February 28, 2011 as follows (in thousands):

	Year Ended February 28, 2013	Year Ended February 29, 2012	Year Ended February 28, 2011
Total contributions to employee benefit plans	$14,695	$11,377	$8,683

NOTE 17—Share Repurchase Program

On March 28, 2012, the Company announced that its Board of Directors authorized the repurchase of up to $300.0 million of Red Hat’s common stock from time to time on the open market or in privately negotiated transactions. As of February 28, 2013, the amount available under the program for the repurchase of the Company’s common stock was $179.3 million. See NOTE 23—Subsequent Events for a discussion of shares repurchased subsequent to February 28, 2013 and the Company’s new share repurchase program.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—  (Continued)

NOTE 18—Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at February 28, 2013 (in thousands):

	As of February 28, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$143,680	$143,680	$—	$—
Available-for-sale securities (1):
Interest-bearing deposits	123,518	—	123,518	—
Commercial paper	54,483	—	54,483	—
U.S. agency securities	359,993	—	359,993	—
Corporate securities	312,691	—	312,691	—
Foreign government securities	26,869	—	26,869	—
Equity securities (1)	274	274	—	—
Foreign currency derivatives (2)	280	—	280	—
Liabilities:
Foreign currency derivatives (3)	(219)	—	(219)	—

Total	$1,021,569	$143,954	$877,615	$—

(1)	Included in either cash and cash equivalents or investments in debt and equity securities in the Company’s Consolidated Balance Sheet at February 28, 2013 in addition to $296.9 million of cash.
(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at February 28, 2013.
(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at February 28, 2013.

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at February 29, 2012 (in thousands):

	As of February 29, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$322,207	$322,207	$—	$—
Available-for-sale securities (1):
U.S. Treasury securities	250	250	—	—
Interest-bearing deposits	445	—	445	—
Commercial paper	46,478	—	46,478	—
U.S. agency securities	354,830	—	354,830	—
Municipal bonds	13,154	—	13,154	—
Corporate securities	323,463	—	323,463	—
Foreign government securities	1,356	—	1,356	—
Equity securities (1)	1,275	1,275	—	—
Foreign currency derivatives (2)	147	—	147	—
Liabilities:
Foreign currency derivatives (3)	(473)	—	(473)	—

Total	$1,063,132	$323,732	$739,400	$—

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—  (Continued)

(1)	Included in either cash and cash equivalents or investments in debt and equity securities in the Company’s Consolidated Balance Sheet at February 29, 2012, in addition to $196.9 million of cash.
(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at February 29, 2012.
(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at February 29, 2012.

The following table represents the Company’s investments measured at fair value as of February 28, 2013 (in thousands):

	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Balance Sheet Classification
					Cash Equivalent Marketable Securities	Short-term Marketable Securities	Long-term Marketable Securities
		Gains	Losses(1)
Money markets	$143,680	$—	$—	$143,680	$143,680	$—	$—
Interest-bearing deposits	123,518	—	—	123,518	—	123,518	—
Commercial paper	54,483	—	—	54,483	39,498	14,985	—
U.S. agency securities	360,060	136	(203)	359,993	7,041	54,485	298,467
Corporate securities	311,561	1,262	(132)	312,691	—	172,250	140,441
Foreign government securities	26,902	2	(35)	26,869	—	26,869	—
Equity securities	6	268	—	274	—	274	—

Total	$1,020,210	$1,668	$(370)	$1,021,508	$190,219	$392,381	$438,908

(1)	As of February 28, 2013, there were less than $0.1 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer.

The following table summarizes the stated maturities of the Company’s investment in available-for-sale securities at February 28, 2013 (in thousands):

	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Maturity of short and long term available-for-sale securities	$831,015	$392,107	$183,928	$254,980	$—

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—  (Continued)

The following table represents the Company’s investments measured at fair value as of February 29, 2012 (in thousands):

	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Balance Sheet Classification
					Cash Equivalent Marketable Securities	Short-term Marketable Securities	Long-term Marketable Securities
		Gains	Losses(1)
Money markets	$322,207	$—	$—	$322,207	$322,207	$—	$—
U.S. Treasury securities	250	—	—	250	—	250	—
Interest-bearing deposits	445	—	—	445	—	445	—
Commercial paper	46,475	3	—	46,478	29,496	16,982	—
U.S. agency securities	354,758	172	(100)	354,830	—	38,943	315,887
Municipal bonds	13,103	51	—	13,154	—	13,154	—
Corporate securities	324,832	490	(1,859)	323,463	619	191,893	130,951
Foreign government securities	1,355	1	—	1,356	—	1,356	—
Equity securities	29	1,246	—	1,275	—	1,275	—

Total	$1,063,454	$1,963	$(1,959)	$1,063,458	$352,322	$264,298	$446,838

(1)	As of February 29, 2012, there were $0.1 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer.

NOTE 19—Earnings Per Share

The following table reconciles the numerators and denominators of the earnings per share calculation for the years ended February 28, 2013, February 29, 2012 and February 28, 2011 (in thousands, except per share amounts):

	Year Ended February 28, 2013	Year Ended February 29, 2012	Year Ended February 28, 2011
Net income, basic and diluted	$150,204	$146,626	$107,278

Weighted average common shares outstanding	193,147	193,151	190,294
Incremental shares attributable to assumed vesting or exercise of outstanding equity award shares	2,657	3,300	6,059

Diluted shares	195,804	196,451	196,353

Diluted net income per share	$0.77	$0.75	$0.55

The following share awards are not included in the computation of diluted earnings per share because the aggregate value of proceeds considered received upon either exercise or vesting was greater than the average market price of the Company’s common stock during the related periods and the effect of including such share awards in the computation would be anti-dilutive (in thousands):

	Year Ended February 28, 2013	Year Ended February 29, 2012	Year Ended February 28, 2011
Number of shares considered anti-dilutive for calculating diluted EPS	77	311	649

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20—Segment Reporting

The following summarizes revenue from unaffiliated customers, income (loss) from operations, total cash, cash equivalents and available-for-sale investment securities and total assets by geographic segment at and for the years ended February 28, 2013, February 29, 2012 and February 28, 2011 (in thousands):

	Americas	EMEA	Asia Pacific	Corporate(1)	Total
	Year Ended February 28, 2013
Revenue from unaffiliated customers	$855,214	$284,922	$188,681	$—	$1,328,817
Income (loss) from operations	$181,136	$72,440	$46,160	$(98,698)	$201,038
Cash, cash equivalents and available-for-sale investment securities	$825,906	$370,174	$122,293	$—	$1,318,373
Total assets	$2,068,879	$534,093	$210,688	$—	$2,813,660

	Year Ended February 29, 2012
Revenue from unaffiliated customers	$716,033	$257,603	$159,467	$—	$1,133,103
Income (loss) from operations	$165,278	$74,581	$39,321	$(79,267)	$199,913
Cash, cash equivalents and available-for-sale investment securities	$887,256	$299,703	$73,394	$—	$1,260,353
Total assets	$1,898,897	$424,542	$167,660	$—	$2,491,099

	Year Ended February 28, 2011
Revenue from unaffiliated customers	$583,795	$199,646	$125,836	$—	$909,277
Income (loss) from operations	$115,783	$59,147	$31,343	$(60,597)	$145,676
Cash, cash equivalents and available-for-sale investment securities	$938,072	$220,563	$33,756	$—	$1,192,391
Total assets	$1,737,946	$329,455	$131,921	$—	$2,199,322

(1)	Amounts represent share-based compensation expense for each of the three fiscal years ended February 28, 2013, February 29, 2012 and February 28, 2011, which was not allocated to geographic segments.

The following table lists, for the years ended February 28, 2013, February 29, 2012 and February 28, 2011, revenue from unaffiliated customers in the United States, the Company’s country of domicile, and revenue from unaffiliated customers from foreign countries (in thousands):

	Year Ended February 28, 2013	Year Ended February 29, 2012	Year Ended February 28, 2011
United States, the Company’s country of domicile	$753,898	$622,608	$512,288
Foreign	574,919	510,495	396,989

Total revenue from unaffiliated customers	$1,328,817	$1,133,103	$909,277

There were no individual foreign countries in which the Company earned 10% or more of its revenue from unaffiliated customers.

For the year ended February 28, 2013, approximately 11% of the Company’s revenue was generated by the U.S. government and its agencies. For the years ended February 29, 2012 and February 28, 2011, there were no individual customers from which the Company generated 10% or greater revenue.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total tangible long-lived assets located in the United States, the Company’s country of domicile, and similar tangible long-lived assets held outside the United States are summarized in the following table for the years ended February 28, 2013, February 29, 2012 and February 28, 2011 (in thousands):

	As of February 28, 2013	As of February 29, 2012	As of February 28, 2011
United States, the Company’s country of domicile	$105,029	$63,069	$53,722
Foreign	36,557	28,996	21,836

Total tangible long-lived assets	$141,586	$92,065	$75,558

NOTE 21—Other Long-Term Obligations

Other long-term obligations were comprised of the following (in thousands):

	February 28, 2013	February 29, 2012
Accrued income taxes	$32,530	$24,670
Deferred rent credits	9,299	5,006
Net non-current deferred tax liability	5,718	—
Other	774	973

Other long-term obligations	$48,321	$30,649

NOTE 22—Unaudited Quarterly Results

Below are unaudited condensed quarterly results for the year ended February 28, 2013:

	Year Ended February 28, 2013 Unaudited
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except per share data)
Revenue:
Subscriptions	$302,784	$294,186	$278,800	$272,571
Training and services	45,101	49,420	43,795	42,160

Total subscription and training and services revenue	$347,885	$343,606	$322,595	$314,731
Gross profit	$294,280	$290,488	$274,737	$268,712
Income from operations	$50,231	$49,919	$49,980	$50,908
Interest income	$1,861	$1,936	$2,154	$2,294
Other income (expense), net	$(32)	$(730)	$(656)	$1,887
Net income, basic and diluted	$42,973	$34,765	$35,005	$37,461
Net income per common share (1):
Basic	$0.22	$0.18	$0.18	$0.19
Diluted	$0.22	$0.18	$0.18	$0.19
Weighted average shares outstanding:
Basic	193,207	193,374	193,064	192,947
Diluted	195,133	195,666	195,795	195,937

(1)	Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the reported annual earnings per common share.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Below are unaudited condensed quarterly results for the year ended February 29, 2012:

	Year Ended February 29, 2012 Unaudited
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except per share data)
Revenue:
Subscriptions	$255,167	$246,538	$238,337	$225,533
Training and services	41,844	43,488	42,983	39,213

Total subscription and training and services revenue	$297,011	$290,026	$281,320	$264,746
Gross profit	$252,738	$244,837	$234,681	$222,299
Income from operations	$48,504	$53,572	$52,478	$45,359
Interest income	$2,280	$2,075	$2,127	$1,936
Other income (expense), net	$(155)	$(227)	$326	$(266)
Net income, basic and diluted	$35,968	$38,240	$39,968	$32,450
Net income per common share (1):
Basic	$0.19	$0.20	$0.21	$0.17
Diluted	$0.18	$0.19	$0.20	$0.17
Weighted average shares outstanding:
Basic	193,117	193,393	192,937	193,155
Diluted	195,879	196,468	196,171	196,287

(1)	Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the reported annual earnings per common share.

NOTE 23—Subsequent Events

Since February 28, 2013, the Company has repurchased an aggregate of 3,648,575 shares of its common stock for $179.3 million. These repurchases were made pursuant to the Company’s previously announced repurchase program and completed the repurchases authorized under such program. See NOTE 17—Share Repurchase Program for further discussion of the repurchase program.

On April 15, 2013, the Company announced that its Board of Directors has authorized the repurchase of up to $300.0 million of Red Hat’s common stock from time to time on the open market or in privately negotiated transactions. The new program, which replaced the previous repurchase program, commenced on April 16, 2013, and will expire on the earlier of (i) March 31, 2015, or (ii) a determination by the Board, Chief Executive Officer or Chief Financial Officer to discontinue the program.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We intend to file with the SEC a definitive proxy statement with respect to our Annual Meeting of Stockholders to be held on August 8, 2013 (the “2013 Annual Meeting”). The information under the sections entitled “Item No. 1—Election of Directors”, “Corporate Governance and Board of Directors Information”, “Compensation and Other Information Concerning Executive Officers” and “Other Matters” from the definitive proxy statement for the 2013 Annual Meeting, which is to be filed with the SEC not later than 120 days after the close of our fiscal year ended February 28, 2013 (the “2013 Proxy Statement”), is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the sections entitled “Compensation and Other Information Concerning Executive Officers” and “Corporate Governance and Board of Directors Information” from the 2013 Proxy Statement is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the sections entitled “Beneficial Ownership of Our Common Stock” and “Compensation and Other Information Concerning Executive Officers” from the 2013 Proxy Statement is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the section entitled “Corporate Governance and Board of Directors Information” from the 2013 Proxy Statement is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the section entitled “Item No. 2—Ratification of Selection of Independent Registered Public Accounting Firm” from the 2013 Proxy Statement is hereby incorporated by reference.

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

10.2+*

Red Hat, Inc. 1999 Stock Option and Incentive Plan, as Amended and Restated August 2, 2001 (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 10, 2008 (File no. 001-33162))

10.3+*

Form of Non-Qualified Stock Option Agreement for Directors pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 29, 2011 (File no. 001-33162))

10.4+*

Form of Restricted Stock Agreement pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 29, 2011 (File no. 001-33162))

10.5+*

Form of Non-Qualified Stock Option Agreement pursuant to the Red Hat, Inc. 1999 Stock Option and Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 29, 2011 (File no. 001-33162))

10.6+*

Form of Incentive Stock Option Agreement pursuant to the Red Hat, Inc. 1999 Stock Option and Incentive Plan, as amended (incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 29, 2011 (File no. 001-33162))

10.7-+

Limited Liability Company Agreement of Open Inventions Network LLC dated November 8, 2005 (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 29, 2011 (File no. 001-33162))

10.8+*

Form of Restricted Stock Agreement pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 29, 2011 (File no. 001-33162))

10.9+*

Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 10, 2008 (File no. 001-33162))

10.10+*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 25, 2012 (File no. 001-33162))

10.11+*

Form of Restricted Stock Agreement pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.11 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 25, 2012 (File no. 001-33162))

10.12+*

Letter Agreement dated May 10, 2012, between Red Hat, Inc. and Arun Oberoi (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 6, 2012 (File no. 001-33162))

10.13+*

Form of Amendment to Equity Awards pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 25, 2012 (File no. 001-33162))

10.14+*

Senior Management Change in Control Severance Policy (incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 25, 2012 (File no. 001-33162))

Exhibit No.		Description of Exhibits

10.15*		Executive Variable Compensation Plan

10.16*		Form of Restricted Stock Unit Agreement pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (Non-Executive, U.S. Participants)

10.17*		Form of Restricted Stock Unit Agreement pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (Non-Executive, Non U.S. Participants)

10.18*		Executive Employment Agreement, dated December 19, 2007, between Red Hat, Inc. and James M. Whitehurst

10.19*		Form of Director Deferred Stock Unit Agreement pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated

10.20+	*

Form of Director Deferred Stock Unit Agreement (Vested) pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on July 10, 2008 (File no. 001-33162))

10.21+	*

Form of Director Deferred Stock Unit Agreement (With Vesting) pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on July 10, 2008 (File no. 001-33162))

10.22+	*

Form of Director Restricted Stock Unit Agreement pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on July 10, 2008 (File no. 001-33162))

10.23+	*	Senior Management Severance Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report filed on Form 8-K with the SEC on December 29, 2008 (File no. 001-33162))

10.24+	*

Form of Executive Agreement by and between Red Hat, Inc. and each Plan Participant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report filed on Form 8-K with the SEC on December 29, 2008 (File no. 001-33162))

10.25+	*

Form of Amendment to Equity Awards with Independent Directors (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on January 9, 2009 (File no. 001-33162))

10.26+	*

Letter Agreement dated December 23, 2008 between Red Hat, Inc. and James M. Whitehurst amending the Executive Employment Agreement between the parties dated December 19, 2007 (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on January 9, 2009 (File no. 001-33162))

10.27+	*

Employee Inventions Assignment and Restrictive Obligations Agreement dated January 1, 2008 between Red Hat, Inc. and James M. Whitehurst (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on January 9, 2009 (File no. 001-33162))

10.28+	*

Peer Group for Fiscal Year 2013 Performance Share Units (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 30, 2012
(File no. 001-33162))

10.29+	*	Clawback Policy of Red Hat, Inc. adopted May 13, 2009 (incorporated by reference to Exhibit 99.3 to the registrant’s Current Report filed on Form 8-K with the SEC on May 19, 2009 (File no. 001-33162))

Exhibit No.		Description of Exhibits

10.30+	*

Form of Performance Share Unit Agreement (Fiscal Year 2010-SPP Form) adopted June 23, 2009 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report filed on Form 8-K with the SEC on June 29, 2009 (File no. 001-33162))

10.31+	*

2006 Performance Compensation Plan as Amended and Restated Effective June 19, 2008 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on July 10, 2009 (File no. 001-33162))

10.32+	*

Red Hat, Inc. Stock Ownership Policy for Directors and Senior Executives, amended and restated as of March 21, 2011 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report filed on Form 8-K with the SEC on March 25, 2011 (File no. 001-33162))

10.33+	*

Form of Performance Share Unit Agreement (Fiscal Year 2011 Operating Performance Form) adopted May 19, 2010 (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report filed on Form 8-K with the SEC on May 25, 2010 (File no. 001-33162))

10.34+	*

Form of Performance Share Unit Agreement (Fiscal Year 2011 Share Price Performance Form) adopted May 19, 2010 (incorporated by reference to Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2010 (File no. 001-33162))

10.35+	*

Form of Performance Restricted Stock Agreement adopted May 19, 2010 (incorporated by reference to Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2010 (File no. 001-33162))

10.36+	*

Form of Restricted Stock Unit Agreement (Non-Executive Participants) pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated, adopted August 11, 2010 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on October 8, 2010 (File no. 001-33162))

10.37+	*

Executive Base Salaries and Target Award Amounts under Red Hat, Inc.’s Executive Variable Compensation Plan for the Fiscal Year Ending February 29, 2012 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2011 (File no. 001-33162)).

10.38+	*

Executive Base Salaries and Target Award Amounts under Red Hat, Inc.’s Executive Variable Compensation Plan for the Fiscal Year Ending February 28, 2013 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 30, 2012 (File no. 001-33162))

10.39+	*

Form of Performance Share Unit Agreement (Operating Performance Form) adopted May 25, 2011 (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report filed on Form 8-K with the SEC on May 27, 2011 (File no. 001-33162)).

10.40+	*

Form of Performance Share Unit Agreement (Stock Price Performance Form) adopted May 25, 2011 (incorporated by reference to Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2011 (File no. 001-33162)).

10.41+	*

Peer Group for Fiscal Year 2012 Performance Share Units (incorporated by reference to Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2011 (File no. 001-33162)).

10.42+	*	Red Hat, Inc. 2011 Performance Compensation Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 16, 2011 (File no. 001-33162))

Exhibit No.	Description of Exhibits

10.43+*

Letter Agreement, dated as of December 27, 2011, by and between Alex Pinchev and Red Hat, Inc. (incorporated by reference to Exhibit 10.43 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 25, 2012 (File no. 001-33162))

10.44+

Sublease Agreement, dated as of December 27, 2011, by and between Carolina Power & Light Company, a North Carolina corporation, d/b/a Progress Energy Carolinas, Inc. and Red Hat, Inc. (incorporated by reference to Exhibit 10.44 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 25, 2012 (File no. 001-33162))

10.45+*

Red Hat, Inc. 2010 Non-Employee Director Compensation Plan, as amended and restated effective January 1, 2012 (incorporated by reference to Exhibit 10.45 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 25, 2012 (File no. 001-33162))

10.46+*

Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated Effective August 9, 2012 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 5, 2012 (File no. 001-33162))

10.47

Agreement and Plan of Merger, dated December 19, 2012, by and among Red Hat, Inc., a Delaware corporation, ManageIQ, Inc., a Delaware corporation, Salta Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Red Hat, Inc., and Shareholder Representative Services LLC, the representative of the holders of ManageIQ equity interests

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

32.1	Certification of the registrant’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a management contract or compensatory plan, contract or arrangement.
+	Previously filed.
-	Indicates confidential treatment as to certain portions of this exhibit have been requested or granted. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

By:	/S/ JAMES M. WHITEHURST
James M. Whitehurst President and Chief Executive Officer

Date: April 25, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JAMES M. WHITEHURST James M. Whitehurst	President, Chief Executive Officer and Director (principal executive officer)	April 25, 2013

/S/ CHARLES E. PETERS, JR. Charles E. Peters, Jr.	Executive Vice President and Chief Financial Officer (principal financial officer)	April 25, 2013

/S/ MARK E. COOK Mark E. Cook	Vice President Finance and Controller (principal accounting officer)	April 25, 2013

/S/ SOHAIB ABBASI Sohaib Abbasi	Director	April 25, 2013

/S/ W. STEVE ALBRECHT W. Steve Albrecht	Director	April 25, 2013

/S/ JEFFREY J. CLARKE Jeffrey J. Clarke	Director	April 25, 2013

/S/ MARYE ANNE FOX Marye Anne Fox	Director	April 25, 2013

/S/ NARENDRA K. GUPTA Narendra K. Gupta	Director	April 25, 2013

/S/ WILLIAM S. KAISER William S. Kaiser	Director	April 25, 2013

/S/ DONALD H. LIVINGSTONE Donald H. Livingstone	Director	April 25, 2013

/S/ HENRY HUGH SHELTON Henry Hugh Shelton	Chairman of the Board of Directors	April 25, 2013

Exhibit Index

Exhibit No.	Exhibit

3.1	Third Amended and Restated Certificate of Incorporation, as amended, of the registrant

10.15	Executive Variable Compensation Plan

10.16	Form of Restricted Stock Unit Agreement pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (Non-Executive, U.S. Participants)

10.17	Form of Restricted Stock Unit Agreement pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (Non-Executive, Non U.S. Participants)

10.18	Executive Employment Agreement, dated December 19, 2007, between Red Hat, Inc. and James M. Whitehurst

10.19	Form of Director Deferred Stock Unit Agreement pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated

10.47

Agreement and Plan of Merger, dated December 19, 2012, by and among Red Hat, Inc., a Delaware corporation, ManageIQ, Inc., a Delaware corporation, Salta Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Red Hat, Inc., and Shareholder Representative Services LLC, the representative of the holders of ManageIQ equity interests

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