Form 10-Q
period 2013-05-31
RED HAT INC
filed 2013-07-05
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission File Number: 001-33162

RED HAT, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1364380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 East Davie Street, Raleigh, North Carolina 27601

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

As of June 28, 2013, there were 189,304,464 shares of common stock outstanding.

RED HAT, INC.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Certain statements contained in this report and the documents incorporated by reference in this report, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and any statement that is not strictly a historical statement could be deemed to be a forward-looking statement (for example, statements regarding current or future financial performance, management’s plans and objectives for future operations, product plans and performance, management’s expectations regarding market risk and market penetration, management’s assessment of market factors or strategies, objectives and plans of Red Hat, Inc. (“Red Hat”) and its partners). Words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects,” and similar expressions, may also identify such forward-looking statements. Red Hat may also make forward-looking statements in other filings made with the Securities and Exchange Commission (“SEC”), press releases, materials delivered to stockholders and oral statements made by management. Investors are cautioned that these forward-looking statements are inherently uncertain, are not guarantees of Red Hat’s future performance and are subject to a number of risks and uncertainties that could cause Red Hat’s actual results to differ materially from those found in the forward-looking statements and from historical trends. These risks and uncertainties include the risks and cautionary statements detailed in Item 1A, “Risk Factors” and elsewhere in this report as well as in Red Hat’s other filings with the SEC, copies of which may be accessed through the SEC’s web site at http://www.sec.gov. Readers are urged to carefully review these risks and cautionary statements. Moreover, Red Hat operates in a rapidly changing and highly competitive environment. It is impossible to predict all risks and uncertainties or assess the impact of any new risk or uncertainty on our business or any forward-looking statement. The forward-looking statements included in this report represent our views as of the date of this report. We specifically disclaim any obligation to update these forward-looking statements in the future. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this report.

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands—except share and per share amounts)

	May 31, 2013 (Unaudited)	February 28, 2013 (1)
ASSETS
Current assets:
Cash and cash equivalents	$597,998	$487,084
Investments in debt and equity securities, short-term	255,638	392,381
Accounts receivable, net of allowances for doubtful accounts of $1,292 and $1,339, respectively	227,747	302,942
Deferred tax assets, net	88,595	88,765
Prepaid expenses	90,141	94,421
Other current assets	2,414	3,156

Total current assets	$1,262,533	$1,368,749
Property and equipment, net of accumulated depreciation and amortization of $197,112 and $189,985, respectively	158,876	141,586
Goodwill	690,530	690,911
Identifiable intangibles, net	137,313	142,243
Investments in debt securities, long-term	374,652	438,908
Other assets, net	31,029	31,263

Total assets	$2,654,933	$2,813,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$141,593	$154,202
Deferred revenue	800,791	830,486
Other current obligations	1,041	1,024

Total current liabilities	$943,425	$985,712
Long-term deferred revenue	259,103	259,466
Other long-term obligations	59,098	48,321
Commitments and contingencies (NOTES 12 and 13)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 229,567,268 and 229,210,961 shares issued, and 189,728,958 and 193,021,226 shares outstanding at May 31, 2013 and February 28, 2013, respectively	23	23
Additional paid-in capital	1,819,251	1,802,899
Retained earnings	582,271	541,880
Treasury stock at cost, 39,838,310 and 36,189,735 shares at May 31, 2013 and February 28, 2013, respectively	(996,010)	(816,674)
Accumulated other comprehensive loss	(12,228)	(7,967)

Total stockholders’ equity	$1,393,307	$1,520,161

Total liabilities and stockholders’ equity	$2,654,933	$2,813,660

(1)	Derived from audited financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands—except per share amounts)

(Unaudited)

	Three Months Ended
	May 31, 2013	May 31, 2012
Revenue:
Subscriptions	$315,817	$272,571
Training and services	47,442	42,160

Total subscription and training and services revenue	363,259	314,731

Cost of subscription and training and services revenue:
Cost of subscriptions	23,375	17,940
Cost of training and services	32,682	28,079

Total cost of subscription and training and services revenue	56,057	46,019

Gross profit	307,202	268,712
Operating expense:
Sales and marketing	142,444	120,870
Research and development	73,802	59,880
General and administrative	34,333	33,912
Facility exit costs (NOTE 12)	—	3,142

Total operating expense	250,579	217,804

Income from operations	56,623	50,908
Interest income	1,502	2,294
Other income (expense), net	(424)	1,887

Income before provision for income taxes	57,701	55,089
Provision for income taxes	17,310	17,628

Net income	$40,391	$37,461

Basic net income per common share	$0.21	$0.19

Diluted net income per common share	$0.21	$0.19

Weighted average shares outstanding
Basic	191,114	192,947
Diluted	192,969	195,937

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	May 31, 2013	May 31, 2012
Net income	$40,391	$37,461
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(3,617)	(9,321)
Unrealized gain (loss) on securities during period	(359)	46
Reclassification for gain recognized in other income during period	(285)	(364)

Total other comprehensive income (loss), net of tax	(4,261)	(9,639)

Comprehensive income	$36,130	$27,822

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	May 31, 2013	May 31, 2012
Cash flows from operating activities:
Net income	$40,391	$37,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,932	14,079
Share-based compensation expense	23,131	22,206
Deferred income taxes	12,845	10,026
Excess tax benefits from share-based payment arrangements	(3,033)	(10,200)
Net amortization of bond premium on debt securities available for sale	2,051	1,671
Other	143	(2,370)
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable	72,422	54,560
Prepaid expenses	3,251	(7,799)
Accounts payable and accrued expenses	(12,609)	9,427
Deferred revenue	(16,900)	(5,122)
Other	2,191	465

Net cash provided by operating activities	141,815	124,404

Cash flows from investing activities:
Purchase of investment in debt securities available for sale	(129,643)	(322,741)
Proceeds from sales and maturities of investment in debt securities available for sale	325,850	227,685
Purchase of other intangible assets	(2,344)	(2,522)
Purchase of property and equipment	(26,677)	(15,899)
Other	192	330

Net cash provided by (used in) investing activities	167,378	(113,147)

Cash flows from financing activities:
Excess tax benefits from share-based payment arrangements	3,033	10,200
Proceeds from exercise of common stock options	453	3,890
Payments related to net settlement of share-based compensation awards	(10,983)	(18,832)
Purchase of treasury stock	(179,336)	(30,011)
Payments on other borrowings	(305)	(264)

Net cash used in financing activities	(187,138)	(35,017)

Effect of foreign currency exchange rates on cash and cash equivalents	(11,141)	(16,841)

Net increase (decrease) in cash and cash equivalents	110,914	(40,601)
Cash and cash equivalents at beginning of the period	487,084	549,217

Cash and cash equivalents at end of the period	$597,998	$508,616

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

The Company derives its revenue and generates cash from customers primarily from two sources: (i) subscription revenue and (ii) training and services revenue. These arrangements typically involve subscriptions to Red Hat enterprise technologies. The arrangements with the Company’s customers that produce this revenue and cash are explained in further detail in NOTE 2—Summary of Significant Accounting Policies contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2013.

NOTE 2—Summary of Significant Accounting Policies

Basis of presentation

The unaudited interim consolidated financial statements as of and for the three months ended May 31, 2013 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, consolidated other comprehensive income and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months ended May 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2014. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting. For further information, see the Company’s Consolidated Financial Statements, including notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2013.

There have been no changes to the Company’s significant accounting policies from those described in NOTE 2—Summary of Significant Accounting Policies to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2013. These unaudited financial statements should be read in conjunction with such Annual Report on Form 10-K.

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Consolidation Policy

The accompanying Consolidated Financial Statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. There are no significant foreign exchange restrictions on the Company’s foreign subsidiaries.

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

Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-05, Foreign Currency Matters (Topic 830)—Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”), which requires a parent entity to release a related foreign entity’s cumulative translation adjustment into net income only if its sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU 2013-05 is effective prospectively for the Company in the first quarter of its fiscal year ending February 28, 2015. The Company does not believe that this updated standard will have a material impact on its consolidated financial statements.

NOTE 3—Changes in Equity

The following table summarizes the changes in the Company’s stockholders’ equity, including other comprehensive income, during the three months ended May 31, 2013 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at February 28, 2013	$23	$1,802,899	$541,880	$(816,674)	$(7,967)	$1,520,161
Net income	—	—	40,391	—	—	40,391
Foreign currency translation adjustment	—	—	—	—	(3,617)	(3,617)
Unrealized gain (loss) on securities during period, net of tax	—	—	—	—	(359)	(359)
Reclassification for gain recognized in other income during period	—	—	—	—	(285)	(285)
Exercise of common stock options	—	453	—	—	—	453
Common stock repurchase (see NOTE 10)	—	—	—	(179,336)	—	(179,336)
Share-based compensation expense	—	23,131	—	—	—	23,131
Tax benefits related to share-based awards	—	3,751	—	—	—	3,751
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(10,983)	—	—	—	(10,983)

Balance at May 31, 2013	$23	$1,819,251	$582,271	$(996,010)	$(12,228)	$1,393,307

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the changes in the Company’s stockholders’ equity, including other comprehensive income, during the three months ended May 31, 2012 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at February 29, 2012	$23	$1,709,082	$391,676	$(696,012)	$(5,952)	$1,398,817
Net income	—	—	37,461	—	—	37,461
Foreign currency translation adjustment	—	—	—	—	(9,321)	(9,321)
Unrealized gain (loss) on securities during period, net of tax	—	—	—	—	46	46
Reclassification for gain recognized during period	—	—	—	—	(364)	(364)
Exercise of common stock options	—	3,890	—	—	—	3,890
Common stock repurchase (see NOTE 10)	—	—	—	(30,011)	—	(30,011)
Share-based compensation expense	—	22,206	—	—	—	22,206
Tax benefits related to share-based awards	—	11,829	—	—	—	11,829
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(18,832)	—	—	—	(18,832)

Balance at May 31, 2012	$23	$1,728,175	$429,137	$(726,023)	$(15,591)	$1,415,721

NOTE 4—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of purchased technologies, customer and reseller relationships, trademarks, copyrights and patents and covenants not to compete which are amortized over the estimated useful life, generally on a straight-line basis with the exception of customer and reseller relationships which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit. Useful lives range from three to ten years. As of May 31, 2013 and February 28, 2013, trademarks with an indefinite estimated useful life totaled $9.2 million and $9.3 million, respectively. The following is a summary of identifiable intangible assets (in thousands):

	May 31, 2013			February 28, 2013
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$96,287	$(29,535)	$66,752	$94,020	$(27,412)	$66,608
Purchased technologies	79,157	(48,912)	30,245	79,201	(46,507)	32,694
Customer and reseller relationships	89,953	(55,541)	34,412	89,959	(53,391)	36,568
Covenants not to compete	10,483	(4,579)	5,904	10,516	(4,143)	6,373

Total identifiable intangible assets	$275,880	$(138,567)	$137,313	$273,696	$(131,453)	$142,243

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Amortization expense associated with identifiable intangible assets recognized in the Company’s Consolidated Financial Statements for the three months ended May 31, 2013 and May 31, 2012 is summarized as follows (in thousands):

	Three Months Ended
	May 31, 2013	May 31, 2012
Cost of revenue	$2,672	$669
Sales and marketing	1,958	2,076
Research and development	959	959
General and administrative	1,537	1,144

Total amortization expense	$7,126	$4,848

NOTE 5—Income Taxes

Income Tax Expense

The following table summarizes the Company’s tax provision for the three months ended May 31, 2013 and May 31, 2012:

	Three Months Ended
	May 31, 2013	May 31, 2012
Provision for income taxes:
Income before provision for income taxes	$57,701	$55,089
Estimated annual effective tax rate on current year ordinary income	30%	32%

Provision for income taxes	$17,310	$17,628

For the three months ended May 31, 2013, the Company’s estimated annual effective tax rate of 30% differs from the U.S. federal statutory rate of 35% principally due to foreign income taxed at lower rates and the U.S. federal research tax credit. For the three months ended May 31, 2012, the Company’s annual effective tax rate of 32% differed from the U.S. federal statutory rate of 35% principally due to foreign income taxed at lower rates.

Deferred Taxes

As of May 31, 2013, deferred tax assets (current and non-current) totaled $85.8 million, of which $0.5 million was offset by a valuation allowance. The Company continues to maintain a valuation allowance against its deferred tax assets with respect to certain foreign net operating loss (“NOL”) carryforwards.

As of May 31, 2013, the Company had U.S. federal and state NOL carryforwards of approximately $22.4 million and $111.9 million, respectively. As of May 31, 2013, the Company had U.S. federal and state research tax credit carryforwards of approximately $30.1 million and $9.3 million, respectively. The tax credit carryforwards are scheduled to expire in varying amounts beginning in the fiscal year ending February 28, 2019.

Unrecognized tax benefits

The Company’s unrecognized tax benefits were $49.0 million as of May 31, 2013 and $48.3 million as of February 28, 2013. The Company’s unrecognized tax benefits at May 31, 2013 and February 28, 2013, which, if recognized, would affect the Company’s effective tax rate were $46.6 million and $45.3 million, respectively.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the three months ended May 31, 2013, the amount of unrecognized tax benefits increased $0.7 million, primarily as a result of increases with respect to tax positions taken during prior periods. The results and timing of the resolution of tax audits is highly uncertain and the Company is unable to estimate the range of possible changes to the balance of unrecognized tax benefits. However, the Company does not currently expect that within the next 12 months the total amount of unrecognized tax benefits will significantly increase or decrease. It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as income tax expense. Accrued interest and penalties related to unrecognized tax benefits totaled $4.9 million and $4.2 million as of May 31, 2013 and February 28, 2013, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of May 31, 2013. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

Tax Jurisdiction	Years Subject to Income Tax Examination
U.S. federal	1994 – Present
North Carolina	1999 – Present
Ireland	2008 – Present
Japan	2012 – Present

With respect to Japan, the Company has been examined for income tax for years through February 28, 2011. A tax examination was concluded in the fiscal year ended February 29, 2012 with no significant adjustments resulting. However, the statute of limitations remains open for five years.

The Company is currently undergoing an income tax examination by the U.S. Internal Revenue Service with respect to its fiscal year ended February 28, 2010. The Company is also undergoing an income tax examination in India.

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

Unrealized gains and temporary losses on investments classified as available for sale are included within accumulated other comprehensive income, net of any related tax effect. Upon realization, such amounts are reclassified from accumulated other comprehensive income to other income, net. Realized gains and losses and other than temporary impairments, if any, are reflected in the statements of operations as other income, net. The Company does not recognize changes in the fair value of its investments in income unless a decline in value is considered other-than-temporary. The vast majority of the Company’s investments are priced with the assistance of pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, the Company assesses other factors to determine the security’s market value, including broker quotes or model valuations. Independent price verifications of all holdings are performed by pricing vendors which are then reviewed by the Company. In the event a price fails a pre-established tolerance check, it is researched so that the Company can assess the cause of the variance to determine what the Company believes is the appropriate fair market value.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at May 31, 2013 (in thousands):

	As of May 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$183,694	$183,694	$—	$—
Interest-bearing deposits (1)	70,855	—	70,855	—
Available-for-sale securities (1):
Commercial paper	26,983	—	26,983	—
U.S. agency securities	266,072	—	266,072	—
Corporate securities	276,683	—	276,683	—
Foreign government securities	16,680	—	16,680	—
Foreign currency derivatives (2)	5	—	5	—
Liabilities:
Foreign currency derivatives (3)	(128)	—	(128)	—

Total	$840,844	$183,694	$657,150	$—

(1)	Included in either Cash and cash equivalents or Investments in debt and equity securities in the Company’s Consolidated Balance Sheet at May 31, 2013, in addition to $387.3 million of cash.
(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at May 31, 2013.
(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at May 31, 2013.

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at February 28, 2013 (in thousands):

	As of February 28, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$143,680	$143,680	$—	$—
Interest-bearing deposits (1)	123,518	—	123,518	—
Available-for-sale securities (1):
Commercial paper	54,483	—	54,483	—
U.S. agency securities	359,993	—	359,993	—
Corporate securities	312,691	—	312,691	—
Foreign government securities	26,869	—	26,869	—
Equity securities (1)	274	274	—	—
Foreign currency derivatives (2)	280	—	280	—
Liabilities:
Foreign currency derivatives (3)	(219)	—	(219)	—

Total	$1,021,569	$143,954	$877,615	$—

(1)	Included in either Cash and cash equivalents or Investments in debt and equity securities in the Company’s Consolidated Balance Sheet at February 28, 2013, in addition to $296.9 million of cash.
(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at February 28, 2013.
(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at February 28, 2013.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table represents the Company’s investments measured at fair value as of May 31, 2013 (in thousands):

	Amortized Cost			Aggregate Fair Value	Balance Sheet Classification
		Gross Unrealized			Cash Equivalent Marketable Securities	Short-term Marketable Securities	Long-term Marketable Securities
		Gains	Losses(1)
Money markets	$183,694	$—	$—	$183,694	$183,694	$—	$—
Interest-bearing deposits	70,855	—	—	70,855	—	70,855	—
Commercial paper	26,983	—	—	26,983	26,983	—	—
U.S. agency securities	266,760	66	(754)	266,072	—	23,479	242,593
Corporate securities	275,661	1,184	(162)	276,683	—	144,624	132,059
Foreign government securities	16,730	—	(50)	16,680	—	16,680	—

Total	$840,683	$1,250	$(966)	$840,967	$210,677	$255,638	$374,652

(1)	As of May 31, 2013, there were less than $0.1 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer.

The following table represents the Company’s investments measured at fair value as of February 28, 2013 (in thousands):

					Balance Sheet Classification
	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Cash Equivalent Marketable Securities	Short-term Marketable Securities	Long-term Marketable Securities
		Gains	Losses(1)
Money markets	$143,680	$—	$—	$143,680	$143,680	$—	$—
Interest-bearing deposits	123,518	—	—	123,518	—	123,518	—
Commercial paper	54,483	—	—	54,483	39,498	14,985	—
U.S. agency securities	360,060	136	(203)	359,993	7,041	54,485	298,467
Corporate securities	311,561	1,262	(132)	312,691	—	172,250	140,441
Foreign government securities	26,902	2	(35)	26,869	—	26,869	—
Equity securities	6	268	—	274	—	274	—

Total	$1,020,210	$1,668	$(370)	$1,021,508	$190,219	$392,381	$438,908

(1)	As of February 28, 2013, there were less than $0.1 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer.

NOTE 7—Derivative Instruments

The Company transacts business in various foreign countries and is, therefore, subject to risk of foreign currency exchange rate fluctuations. The Company from time to time enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable,

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows as of May 31, 2013 and for the three months then ended (in thousands):

	As of May 31, 2013			Three Months Ended May 31, 2013
	Balance Sheet Location	Fair Value	Notional Value	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$5	$16,045	Other income (expense), net	$325
Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	$(128)	$13,735	Other income (expense), net	$(1,815)

TOTAL		$(123)	$29,780		$(1,490)

The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows as of May 31, 2012 and for the three months then ended (in thousands):

	As of May 31, 2012			Three Months Ended May 31, 2012
	Balance Sheet Location	Fair Value	Notional Value	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$133	$13,747	Other income (expense), net	$279
Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	$(248)	$20,920	Other income (expense), net	$(709)

TOTAL		$(115)	$34,667		$(430)

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements for the three months ended May 31, 2013 and May 31, 2012 (in thousands):

	Three Months Ended
	May 31, 2013	May 31, 2012
Cost of revenue	$2,840	$2,165
Sales and marketing	9,375	7,362
Research and development	6,881	6,812
General and administrative	4,035	5,867

Total share-based compensation	$23,131	$22,206

Share-based compensation expense qualifying for capitalization was insignificant for each of the three months ended May 31, 2013 and May 31, 2012. Accordingly, no share-based compensation expense was capitalized during the three months ended May 31, 2013 and May 31, 2012.

Estimated annual forfeitures—An estimated forfeiture rate of 10.0% per annum, which approximates the Company’s historical rate, was applied to options and nonvested share units. Awards are adjusted to actual forfeiture rates at vesting. The Company reassesses its estimated forfeiture rate annually or when new information, including actual forfeitures, indicate a change is appropriate.

During the three months ended May 31, 2013, the Company granted the following share-based awards:

	Three Months Ended
	May 31, 2013
	Shares and Shares Underlying Awards	Weighted Average Per Share Fair Value
Stock options	47,141	$13.74
Service-based shares and share units	945,325	$51.28
Performance share units—target (1)	335,724	$47.86
Performance share awards (2)	138,330	$47.86

Total awards	1,466,520	$48.97

(1)	On May 22, 2013, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved the performance objectives to be used with, and authorized the grant of, performance share units (“PSUs”) in FY2014 with payouts based on the Company’s financial performance according to a formula specified in, and subject to the terms and conditions of, the form of financial performance-based PSU award agreement approved by the Compensation Committee on May 22, 2013 (the “Operating Performance PSU Agreement”). On the same date, the Compensation Committee approved the performance objective to be used with, and authorized the grant of, PSUs in FY2014 with payouts based on the total shareholder return provided by the Company’s common stock according to a formula specified in, and subject to the terms and conditions of, the form of total shareholder return performance-based PSU award agreement approved by the Compensation Committee on May 22, 2013 (the “TSR Performance PSU Agreement”). Under the Operating Performance PSU Agreement, an executive will be granted an award for a target number of PSUs, and depending on the Company’s financial performance measured against the financial performance of specified peer companies during the three-year performance period, the executive may earn up to 200% of the target number of PSUs (the “Maximum PSUs”) over a period with two separate performance segments. The first segment measures performance at the end of the second fiscal year within

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the performance period against performance in the base year. The second segment measures performance at the end of the third fiscal year of the performance period against the base year. Up to 50% of the Maximum PSUs may be earned in respect of the first performance segment and up to 100% of the Maximum PSUs may be earned in respect of the second performance segment, less the amount earned in respect of the first performance segment. Under the TSR Performance PSU Agreement, an executive will be granted an award for a target number of PSUs, and depending on the Company’s total shareholder return performance over a thirty-six month period beginning on March 1, 2013 (the “TSR Performance Period”), the executive may earn up to 200% of the target number of PSUs. The number of PSUs earned, according to the formula specified in the TSR Performance PSU Agreement, will be determined based on the Company’s total shareholder return performance measured against the total shareholder return of specified peer companies during the TSR Performance Period. Stock price performance is measured by the change in the average price of common stock calculated over the ninety-day periods ending at both the beginning and the end of the TSR Performance Period. Total shareholder return is determined by measuring stock price performance plus any cash dividends payable with respect to a record date set, and not rescinded, within the TSR Performance Period.
(2)	On May 22, 2013, the Compensation Committee approved the performance objective to be used with, and authorized the grant of, restricted stock awards (“RSAs”) in FY2014 subject to the terms and conditions of the form of RSA award agreement approved by the Compensation Committee on May 22, 2013 (the “RSA Agreement”). Under the RSA Agreement, an executive is awarded shares of the Company’s common stock subject to achievement of a specified dollar amount of revenues established by the Committee as the performance objective for FY2014 (the “RSA Performance Goal”). If the Company fails to achieve the RSA Performance Goal for FY2014, then all shares of restricted stock subject to the award are forfeited. If the Company achieves the RSA Performance Goal for FY2014, 25% of the restricted stock vests on July 16, 2014, and the remainder vests ratably on a quarterly basis over the course of the subsequent three–year period, provided that the executive’s business relationship with the Company has not ceased.

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

The following table reconciles the numerators and denominators of the earnings per share calculation for the three months ended May 31, 2013 and May 31, 2012 (in thousands, except per share amounts):

	Three Months Ended
	May 31, 2013	May 31, 2012
Net income, basic and diluted	$40,391	$37,461

Weighted average common shares outstanding	191,114	192,947
Incremental shares attributable to assumed vesting or exercise of outstanding equity awards shares	1,855	2,990

Diluted shares	192,969	195,937

Diluted net income per share	$0.21	$0.19

The following shares awards are not included in the computation of diluted earnings per share because the aggregate value of proceeds considered received upon either exercise or vesting were greater than the average

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

market price of the Company’s common stock during the related periods and the effect of including such share awards in the computation would be anti-dilutive (in thousands):

	Three Months Ended
	May 31, 2013	May 31, 2012
Number of shares considered anti-dilutive for calculating diluted EPS	315	133

NOTE 10—Share Repurchase Program

Between March 1, 2013, and April 15, 2013, the Company repurchased an aggregate of 3,648,575 shares of its common stock for $179.3 million. These repurchases were made pursuant to the Company’s repurchase program previously announced on March 28, 2012, and completed the repurchases authorized under such program.

On April 15, 2013, the Company announced that its Board of Directors has authorized the repurchase of up to $300.0 million of Red Hat’s common stock from time to time on the open market or in privately negotiated transactions. The program, which replaced the previously completed repurchase program, commenced on April 16, 2013, and will expire on the earlier of (i) March 31, 2015, or (ii) a determination by the Board, Chief Executive Officer or Chief Financial Officer to discontinue the program.

As of May 31, 2013, the amount available under the program for the repurchase of the Company’s common stock was $300.0 million.

NOTE 11—Segment Reporting

The following summarizes revenue from unaffiliated customers and income (loss) from operations for the three months ended May 31, 2013 and May 31, 2012 and total cash, cash equivalents and available-for-sale investment securities and total assets as of May 31, 2013 and May 31, 2012 by geographic segment (in thousands):

	Americas	EMEA	Asia Pacific	Corporate (1)	Total

	Three Months Ended May 31, 2013
Revenue from unaffiliated customers	$233,426	$80,050	$49,783	$—	$363,259
Income (loss) from operations	$47,006	$20,506	$12,242	$(23,131)	$56,623
Cash, cash equivalents and available-for-sale investment securities	$668,269	$400,712	$159,307	$—	$1,228,288
Total assets	$1,905,108	$539,259	$210,566	$—	$2,654,933

	Three Months Ended May 31, 2012
Revenue from unaffiliated customers	$203,994	$66,622	$44,115	$—	$314,731
Income (loss) from operations	$43,353	$18,210	$11,551	$(22,206)	$50,908
Cash, cash equivalents and available-for-sale investment securities	$901,426	$300,247	$98,426	$—	$1,300,099
Total assets	$1,901,978	$409,919	$172,721	$—	$2,484,618

(1)	Amounts represent share-based compensation expense for each of the three months ended May 31, 2013 and May 31, 2012, which was not allocated to geographic segments.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Supplemental information about geographic areas

The following table lists, for each of the three months ended May 31, 2013 and May 31, 2012, revenue from unaffiliated customers in the United States, the Company’s country of domicile, and revenue from unaffiliated customers from foreign countries (in thousands):

	Three Months Ended
	May 31, 2013	May 31, 2012
United States, the Company’s country of domicile	$204,926	$178,015
Foreign	158,333	136,716

Total revenue from unaffiliated customers	$363,259	$314,731

Total tangible long-lived assets located in the United States, the Company’s country of domicile, and similar tangible long-lived assets held outside the United States are summarized in the following table as of May 31, 2013 and February 28, 2013 (in thousands):

	As of May 31, 2013	As of February 28, 2013
United States, the Company’s country of domicile	$123,234	$105,029
Foreign	35,642	36,557

Total tangible long-lived assets	$158,876	$141,586

Information about major customers

For the three months ended May 31, 2013 and May 31, 2012, the U.S. government and its agencies generated approximately 9% and 10% of our total revenue from unaffiliated customers, respectively.

NOTE 12—Commitments and Contingencies

Operating Leases

As of May 31, 2013, the Company leased office space and certain equipment under various non-cancelable operating leases. Rent expense under operating leases was $7.2 million and $6.4 million for the three months ended May 31, 2013 and May 31, 2012, respectively.

Facility Exit Costs

In December 2011, the Company entered into an agreement to sublease a building located in downtown Raleigh, North Carolina in which the Company’s headquarters are currently located. In connection with the transition to the Company’s new headquarters, the Company has endeavored to assign, sublease or otherwise dispose of its existing leases related to the two facilities that previously constituted the Company’s headquarters in Raleigh, North Carolina.

In May 2012, the Company entered into a sublease agreement with an unrelated third-party to lease one of the two facilities. As a result, the Company recognized a loss of $3.1 million for the three months ended May 31, 2012 which represented the excess of the Company’s remaining obligation on the space over the agreed sublease income.

The Company continues to market the remaining facility for sublease in an effort to mitigate further facility exit costs. However, to the extent the Company is unable to sublease or otherwise dispose of such space and recover the full amount of its remaining obligation, it will be required to recognize a loss at the date the

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Company ceases using this facility, currently estimated to be during the Company’s fiscal second quarter ending August 31, 2013. At that time the Company’s net loss with respect to the remaining facility is expected to be approximately $5.0 million.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Pro forma consolidated financial information

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three months ended May 31, 2012 (in thousands, except per share amounts) as if the acquisitions of Polymita, FuseSource and ManageIQ had closed on March 1, 2012, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisitions actually taken place at the beginning of the period.

Three Months Ended May 31, 2012
Revenue	$315,123
Net income	32,692
Basic net income per common share	$0.17
Diluted net income per common share	$0.17

Goodwill

The following is a summary of changes in goodwill for the three months ended May 31, 2013 (in thousands):

Balance at February 28, 2013	$690,911
Impact of foreign currency fluctuations	(381)

Balance at May 31, 2013	$690,530

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have focused on introducing and gaining acceptance for Red Hat enterprise technologies that comprise our open source architecture. Our operating system, Red Hat Enterprise Linux (“RHEL”), has gained widespread independent software vendor (“ISV”) and independent hardware vendor (“IHV”) support. We have continued to build our open source architecture by expanding our enterprise operating system and middleware offerings and introducing virtualization, storage, cloud and other offerings.

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

The arrangements with our customers that produce this revenue and cash are explained in further detail in Part II, Item 7 under “Critical Accounting Policies and Estimates” and in NOTE 2—Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended February 28, 2013.

In our fiscal year ended February 28, 2013, we focused and expect in our fiscal year ending February 28, 2014 to continue to focus on, among other things, generating (i) widespread adoption of Red Hat enterprise technologies by enterprise customers globally, (ii) increased revenue from our existing user base by renewing existing subscriptions, converting users of free versions of our enterprise technologies to paying subscribers, providing additional value to our customers and growing the number of open source enterprise technologies we offer, (iii) increased revenue by providing additional consulting and other targeted services and (iv) increased revenue from strategic acquisitions and channel partner relationships, including distributors, original equipment manufacturers (“OEMs”), IHVs, ISVs, cloud computing providers, value-added resellers (“VARs”) and system integrators, and from our own international expansion, among other means.

Revenue. For the three months ended May 31, 2013, total revenue increased 15.4% or $48.5 million to $363.3 million from $314.7 million for the three months ended May 31, 2012. Subscription revenue increased

15.9% or $43.2 million, driven primarily by additional subscriptions related to our principal RHEL technologies, which continue to gain broader market acceptance in mission-critical areas of computing, and our expansion of sales channels and our geographic footprint. The increase is, in part, a result of the continued migration of enterprises in industries such as financial services, government, technology and telecommunications to our open source solutions from proprietary technologies. Training and services revenue increased 12.5% or $5.3 million for the three months ended May 31, 2013 as compared to the three months ended May 31, 2012. The increase is driven primarily by customer interest in new products and technologies.

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

Deferred Revenue. Our deferred revenue, current and long-term, balance at May 31, 2013 was $1.06 billion. Because of our subscription model and revenue recognition policies, deferred revenue improves predictability of future revenue. For example, current deferred revenue provides a baseline for revenue to be recognized over the next twelve months. Similarly, long-term deferred revenue provides a baseline for revenue to be recognized beyond twelve months. Total deferred revenue at May 31, 2013 decreased $30.1 million or 2.8% as compared to the balance at February 28, 2013 of $1.09 billion.

The decrease in deferred revenue reported on our Consolidated Balance Sheets of $30.1 million differs from the $16.9 million decrease in deferred revenue we reported on our Consolidated Statements of Cash Flows for the three months ended May 31, 2013 due to changes in foreign currency exchange rates used to translate deferred revenue balances from our foreign subsidiaries’ functional currency into U.S. dollars.

Subscription revenue. Our enterprise technologies are sold under subscription agreements. These agreements typically have a one- or three-year subscription period. A subscription generally entitles a customer to, among other things, a specified level of support, as well as new versions of the software, security updates, fixes, functionality enhancements and upgrades to the technology, if and when available, and compatibility with an ecosystem of certified hardware and software applications. Our customers have the ability to purchase higher levels of subscriptions that increase the level of support the customer is entitled to receive. Subscription revenue increased sequentially for the first quarter of fiscal 2014 and for each quarter of fiscal 2013 and 2012 and is being driven primarily by the increased market acceptance and use of open source software by the enterprise and our expansion of sales channels and geographic footprint during these periods.

Revenue by geography. For the three months ended May 31, 2013, approximately $158.3 million or 43.6% of our revenue was generated outside the United States compared to approximately $136.7 million or 43.4% for the three months ended May 31, 2012. Our international operations are expected to grow as our international sales force and channels become more mature and as we enter new locations or expand our presence in existing locations. As of May 31, 2013, we had offices in more than 80 locations throughout the world.

We operate our business in three geographic regions: the Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Japan, Singapore, India, Australia, South Korea and China). Revenue generated by the Americas, EMEA and APAC for the three months ended May 31, 2013 totaled $233.4 million, $80.1 million and $49.8 million, respectively, which resulted in year-over-year revenue growth in the Americas, EMEA and APAC of 14.4%, 20.2% and 12.8% respectively. Excluding the impact of foreign currency exchange rates, Americas, EMEA and APAC revenue grew 14.8%, 20.9% and 24.1%, respectively for the three months ended May 31, 2013 as compared to the three months ended May 31, 2012. The Americas continued to be affected by the uncertainty in Federal government spending while EMEA continued to perform well against a challenging European backdrop. Japan, which is the largest revenue producing country in our APAC region, also performed well despite a weakened yen.

As we expand further within each region, we anticipate revenue growth rates in local currencies to be similar among our geographic regions due to the similarity of products and services offered and the similarity in customer types or classes.

Gross profit. Overall gross profit margin decreased to 84.6% for the three months ended May 31, 2013 from 85.4% for the three months ended May 31, 2012 as a result of both increased amortization expense related to prior fiscal year’s complementary middleware and cloud-management technology acquisitions and increased headcount.

Gross profit margin by geography. Gross profit margins generated by our geographic segments for the three months ended May 31, 2013 were as follows: Americas—84.6%, EMEA—89.2% and APAC—82.5%. For the three months ended May 31, 2012, gross profit margins generated by our geographic segments were as follows: Americas—85.5%, EMEA—88.9% and APAC—84.2%. Regional year-over-year variations in gross profit margins are primarily due to slight product mix shifts between subscriptions and services.

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

Income from operations. Operating income was 15.6% and 16.2% of total revenue for the three months ended May 31, 2013 and May 31, 2012, respectively. The decrease in operating income as a percentage of revenue was due to investments made to expand our sales and marketing and research and development functions as well as costs incurred to update our data processing systems and acquire three businesses. These investments are described further in our analysis of results of operations below.

Income from operations by geography. Operating income as a percentage of revenue generated by our geographic segments for the three months ended May 31, 2013 was as follows: Americas—20.1%, EMEA—25.6% and APAC—24.6%. For the three months ended May 31, 2012, income from operations as a percentage of revenue generated by our geographic segments was as follows: Americas—21.3%, EMEA—27.3% and APAC—26.2%. Operating margin for all of our geographic operating segments decreased for the three months ended May 31, 2013 as compared to the three months ended May 31, 2012 primarily as a result of increased investments in research and development and sales and marketing to support new technologies such as cloud management.

These geographic operating margins exclude the impact of share-based compensation expense, which was not allocated to our geographic segments.

Cash, cash equivalents, investments in debt and equity securities and cash flow from operations. Cash, cash equivalents and short-term and long-term available-for-sale investments in securities balances at May 31, 2013 totaled $1.23 billion. Cash generated from operating activities for the three months ended May 31, 2013 totaled $141.8 million which represents an increase of 14.0% in operating cash flow as compared to the three months ended May 31, 2012. This increase is due to increases in subscription and services revenues, billings and collections during the same periods.

Our significant cash and investment balances give us a measure of flexibility to take advantage of opportunities such as acquisitions, increasing investment in international areas and repurchasing our common stock.

Foreign currency exchange rates’ impact on results of operations. Approximately 43.6% of our revenue for the three months ended May 31, 2013 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions results in increased revenue and operating expenses from operations for our non-U.S. operations. Similarly, our revenue and operating expenses will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from the first quarter of our prior fiscal year ended February 28, 2013, our revenue and operating expenses from non-U.S. operations for the three months ended May 31, 2013 would have been higher than we reported by approximately $6.2 million and $2.7 million, respectively, which would have resulted in income from operations being higher by $3.5 million.

Business combinations. During the year ended February 28, 2013, we acquired two businesses operating in the middleware space. These acquisitions include technologies that are complementary to our JBoss middleware technology. One acquisition, which included certain assets and related operations acquired from Polymita Technologies S.L., closed on August 28, 2012. The second acquisition closed on September 7, 2012 and included certain assets and related operations acquired from FuseSource, a division of Progress Software Corporation. As a result of these acquisitions, operating expenses increased by approximately $3.8 million for the three months ended May 31, 2013 as compared to the three months ended May 31, 2012.

Also, during the year ended February 28, 2013, we completed the acquisition of ManageIQ, Inc. (“ManageIQ”), a Delaware corporation, for approximately $104.5 million in cash. ManageIQ develops, distributes and provides support for enterprise cloud management and automation software. As a result of the acquisition of ManageIQ, operating expenses increased by approximately $3.0 million for the three months ended May 31, 2013 as compared to the three months ended May 31, 2012.

Facility Exit Costs. In December 2011, we entered into an agreement to sublease a building located in downtown Raleigh, North Carolina in which our headquarters are currently located. In connection with the transition to our new headquarters, we have endeavored to assign, sublease or otherwise dispose of our existing leases related to the two facilities that previously constituted our headquarters in Raleigh, North Carolina. In May 2012, we entered into a sublease agreement with an unrelated third-party to lease one of the two facilities that previously constituted our headquarters. As a result, we recognized a loss of $3.1 million for the three months ended May 31, 2012 which represented the excess of our remaining obligation on the space over the agreed sublease income. We continue to market the remaining facility for sublease in an effort to mitigate further facility exit costs. However, to the extent we are unable to sublease or otherwise dispose of such space and recover the full amount of our remaining obligation, we will be required to recognize a loss at the date we cease using this facility, currently estimated to be during our fiscal second quarter ending August 31, 2013. At that time, our net loss with respect to the remaining facility is expected to be approximately $5.0 million.

RESULTS OF OPERATIONS

Three months ended May 31, 2013 and May 31, 2012

The following table is a summary of our results of operations for the three months ended May 31, 2013 and May 31, 2012 (in thousands):

	Three Months Ended (Unaudited)
	May 31, 2013	May 31, 2012	$ Change	% Change
Revenue:
Subscriptions	$315,817	$272,571	$43,246	15.9%
Training and services	47,442	42,160	5,282	12.5

Total subscription and training and services revenue	363,259	314,731	48,528	15.4

Cost of subscription and training and services revenue:
Cost of subscriptions	23,375	17,940	5,435	30.3
As a % of subscription revenue	7.4%	6.6%
Cost of training and services	32,682	28,079	4,603	16.4
As a % of training and services revenue	68.9%	66.6%

Total cost of subscription and training and services revenue	56,057	46,019	10,038	21.8
As a % of total revenue	15.4%	14.6%

Total gross profit	307,202	268,712	38,490	14.3

Operating expense:
Sales and marketing	142,444	120,870	21,574	17.8
Research and development	73,802	59,880	13,922	23.2
General and administrative	34,333	33,912	421	1.2
Facility exit costs	—	3,142	(3,142)	(100.0)

Total operating expense	250,579	217,804	32,775	15.0

Income from operations	56,623	50,908	5,715	11.2
Interest income	1,502	2,294	(792)	(34.5)
Other income (expense), net	(424)	1,887	(2,311)	(122.5)

Income before provision for income taxes	57,701	55,089	2,612	4.7
Provision for income taxes	17,310	17,628	(318)	(1.8)

Net income	$40,391	$37,461	$2,930	7.8%

Gross profit margin-subscriptions	92.6%	93.4%
Gross profit margin-training and services	31.1%	33.4%
Gross profit margin	84.6%	85.4%
As a % of total revenue:
Subscription revenue	86.9%	86.6%
Training and services revenue	13.1%	13.4%
Sales and marketing expense	39.2%	38.4%
Research and development expense	20.3%	19.0%
General and administrative expense	9.5%	10.8%
Facility exit costs	—%	1.0%
Total operating expenses	69.0%	69.2%
Income from operations	15.6%	16.2%
Income before provision for income taxes	15.9%	17.5%
Net income	11.1%	11.9%
Estimated annual effective income tax rate	30.0%	32.0%

Revenue

Subscription revenue

Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat enterprise technologies, increased by 15.9% or $43.2 million to $315.8 million for the three months ended May 31, 2013 from $272.6 million for the three months ended May 31, 2012. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion, and continuing innovation, which attracts new customers and helps to drive renewals from existing customers.

Training and services revenue

Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees received from customers for consulting services regarding our offerings, deployment of Red Hat enterprise technologies and for delivery of added functionality to Red Hat enterprise technologies for our major customers and OEM partners. Total training and services revenue increased by 12.5% or $5.3 million to $47.4 million for the three months ended May 31, 2013 from $42.2 million for the three months ended May 31, 2012. Training revenue increased 7.9% or $1.0 million, as some enterprises increased overall spending on discretionary items such as training despite the current economic environment. Our services revenue increased by 14.4% or $4.3 million as a result of an increase in consulting engagements driven by increased demand for our open source solutions. Combined training and services revenue decreased as a percentage of total revenue to 13.1% for the three months ended May 31, 2013 from 13.4% for the three months ended May 31, 2012.

Cost of revenue

Cost of subscription revenue

The cost of subscription revenue primarily consists of expenses we incur to support, distribute, manufacture, augment and package Red Hat enterprise technologies. These costs include labor related cost to provide technical support, security updates and fixes, as well as costs for fulfillment, physical media, literature, packaging and shipping. Cost of subscription revenue increased by 30.3% or $5.4 million to $23.4 million for the three months ended May 31, 2013 from $17.9 million for the three months ended May 31, 2012. The increase is partially the result of continued additions to our technical support staff to meet the demands of our growing subscriber base for support, security updates and fixes, and includes additional compensation of $2.9 million. The remaining increase is driven primarily by incremental amortization expense of $2.0 million related to technology acquisitions. Gross profit margin on subscriptions decreased to 92.6% for the three months ended May 31, 2013 from 93.4% for the three months ended May 31, 2012. As the number of open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will occur at a rate slower than that of subscription revenue growth due to economies of scale.

Cost of training and services revenue

Cost of training and services revenue is mainly comprised of personnel and third-party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to various types of customers. Cost of training and services revenue increased by 16.4% or $4.6 million to $32.7 million for the three months ended May 31, 2013 from $28.1 million for the three months ended May 31, 2012. The cost to deliver training increased 4.7% or $0.3 million to $7.1 million for the three months ended May 31, 2013 compared to $6.8 million for the three months ended May 31, 2012. The cost to deliver training as a percentage of training revenue decreased to 54.4% for the three months ended May 31, 2013 from 56.1% for the three months ended May 31, 2012 due to better utilization of both instructors and class room space as we transition from an on-site, employee-based, fixed-cost delivery model to a variable-cost delivery model with a global training partner that provides training services on our behalf. Costs to deliver our services revenue increased by 20.1% or $4.3 million and relate to additional employee compensation and travel associated with additions to our staff. Total costs to deliver training and services as a percentage of training and services revenue was 68.9% and 66.6% for each of the three month periods ended May 31, 2013 and May 31, 2012, respectively.

Gross profit

Gross profit margin decreased to 84.6% for the three months ended May 31, 2013 from 85.4% for the three months ended May 31, 2012 as a result of both increased amortization expense related to prior fiscal year’s complementary middleware and cloud-management technology acquisitions and increased headcount.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 17.8% or $21.6 million to $142.4 million for the three months ended May 31, 2013 from $120.9 million for the three months ended May 31, 2012. This increase was primarily due to a $16.1 million increase in selling costs, which includes $13.2 million of additional employee compensation expense attributable to the expansion of our sales force from the prior year and $0.4 million and $1.6 million related to professional services and travel, respectively. The remaining increase relates to marketing costs, which grew $5.5 million or 20.1% for the three months ended May 31, 2013 as compared to the three months ended May 31, 2012. The increase in marketing costs includes $3.3 million and $1.6 million related to increased headcount and advertising expense, respectively, to support our expanding marketing efforts. Sales and marketing expense increased as a percentage of revenue to 39.2% for the three months ended May 31, 2013 from 38.4% for the three months ended May 31, 2012 as we continue to invest in our sales and marketing function to expand the breadth of our global sales coverage and depth of our product sales coverage.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased by 23.2% or $13.9 million to $73.8 million for the three months ended May 31, 2013 from $59.9 million for the three months ended May 31, 2012. The increase in research and development costs primarily resulted from the expansion of our engineering group as a result of both direct hires and business combinations as we continue investing in cloud management and our other emerging technologies such as Red Hat Open Stack infrastructure-as-a-service (“IaaS”) and OpenShift platform-as-a-service (“PaaS”) among others. Employee compensation increased by $10.5 million. The remaining increase in research and development costs relates primarily to process and technology infrastructure enhancements, which increased $2.0 million. Research and development expense was 20.3% and 19.0% of total revenue for the three months ended May 31, 2013 and May 31, 2012, respectively.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including information systems, finance, accounting, legal, human resources and facilities expense. General and administrative expense increased by 1.2% or $0.4 million to $34.3 million for the three months ended May 31, 2013 from $33.9 million for the three months ended May 31, 2012. The increase in general and administrative expenses results from increased compensation-related expense of $0.6 million and increased facility and infrastructure enhancements of $1.6 million and offset by a reduction in professional service fees, which decreased $1.8 million. General and administrative expense decreased as a percentage of revenue to 9.5% for the three months ended May 31, 2013 from 10.8% for the three months ended May 31, 2012 as we begin to realize and leverage benefits from investments made during the prior fiscal year in process and technology infrastructure enhancements to support our corporate functions.

Interest income

Interest income decreased by 34.5% for the three months ended May 31, 2013 as compared to the three months ended May 31, 2012. The decrease in interest income for the three months ended May 31, 2013 is attributable to prevailing lower yields earned on our cash and investment balances.

Other income (expense), net

Other income (expense), net decreased $2.3 million for the three months ended May 31, 2013 as compared to the three months ended May 31, 2012. Other income (expense), net for the three months ended May 31, 2012 of $1.9 million included a $2.0 million share of income from a strategic investment accounted for under the equity method. For the three months ended May 31, 2013, our share from the strategic investment accounted for under the equity method resulted in a $0.4 million loss.

Income taxes

During the three months ended May 31, 2013, we recorded $17.3 million of income tax expense, which is based on an estimated annual effective tax rate of 30%. Our estimated annual effective tax rate of 30% is less than the U.S. federal statutory rate of 35% primarily due to foreign income taxed at lower rates and the U.S. federal research tax credit.

During the three months ended May 31, 2012, we recorded $17.6 million of income tax expense, which was based on a then estimated annual effective tax rate of 32%. Our estimated annual effective tax rate of 32% was less than the U.S. federal statutory rate of 35% primarily due to foreign income taxed at lower rates.

LIQUIDITY AND CAPITAL RESOURCES

We have historically derived a significant portion of our liquidity and operating capital from cash flows from operations as well as the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and follow-on public offerings, and the issuance of convertible debentures. At May 31, 2013, we had total cash and investments of $1.23 billion, which was comprised of $598.0 million in cash and cash equivalents, $184.8 million of short-term, available-for-sale, fixed-income investments, $70.9 million in interest-bearing deposit accounts with maturity dates greater than 30 days and $374.7 million of long-term, available-for-sale fixed-income investments. This compares to total cash and investments of $1.32 billion at February 28, 2013.

With $598.0 million in cash and cash equivalents on hand, we believe our cash and cash equivalent balances, together with our ability to generate additional cash from operations, should be sufficient to satisfy our cash requirements for the next twelve months and for the foreseeable future. We presently do not intend to liquidate our short and long-term investments in debt securities prior to their scheduled maturity dates. However, in the event that we liquidate these investments prior to their scheduled maturities and there are adverse changes in market interest rates or the overall economic environment, we could be required to recognize a realized loss on those investments when we liquidate. At May 31, 2013 and February 28, 2013, net accumulated unrealized gains on our available-for-sale debt securities totaled $0.3 million and $1.0 million, respectively.

Three months ended May 31, 2013

Cash flows—overview

At May 31, 2013, cash and cash equivalents totaled $598.0 million, an increase of $110.9 million as compared to February 28, 2013. The increase in cash and cash equivalents for the three months ended May 31, 2013 is primarily the result of cash provided by operations which generated $141.8 million and cash provided by investing activities which includes net proceeds from available-for-sale debt securities of $196.2 million. Cash provided by operations and investing activities was partially offset by financing activities which included the repurchase of 3,648,575 shares of our common stock at a total cost of $179.3 million. Net cash generated by operating and investing activities and used for financing activities is further described below.

Cash flows from operations

Cash provided by operations of $141.8 million during the three months ended May 31, 2013 includes net income of $40.4 million, adjustments to exclude the impact of non-cash revenues and expenses, which totaled a $53.1 million net source of cash, and changes in operating assets and liabilities, which totaled a $48.4 million net source of cash. Cash provided by changes in operating assets and liabilities for the three months ended May 31, 2013 was primarily the result of collections on our prior quarter’s significant billings which generated operating cash flow of $72.4 million. These collections were partially offset by a reduction in deferred revenue which reduced operating cash flow by $16.9 million and timing of disbursements settlement which reduced accounts payable and accrued expenses by $12.6 million.

Adjustments to exclude the impact of non-cash revenues and expenses related to deferred income taxes of $12.8 million was primarily due to share-based compensation deductions which were in excess of amounts originally recognized as expense in our consolidated statements of operations. Excess tax benefits from share-based compensation, which totaled $3.0 million, are considered a financing source of cash.

Cash flows from investing

Cash provided by investing activities of $167.4 million for the three months ended May 31, 2013 includes proceeds from net sales and maturities of available-for-sale securities of $196.2 million, which were partially offset by investments in property and equipment of $26.7 million, primarily related to leasehold improvements. Investments in other intangible assets, primarily patents, totaled $2.3 million for the three months ended May 31, 2013.

Cash flows from financing

Cash used in financing activities of $187.1 million for the three months ended May 31, 2013 includes $179.3 million used to repurchase 3,648,575 shares of our common stock. Payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to restricted share awards vesting during the three months ended May 31, 2013 totaled $11.0 million. Partially offsetting financing activities using cash were proceeds from excess tax benefits related to share-based employee compensation which totaled $3.0 million and proceeds from employees’ exercise of common stock options which totaled $0.5 million. Payments on other borrowings totaled $0.3 million for the three months ended May 31, 2013. See NOTE 10—Share Repurchase Program to our Consolidated Financial Statements for further discussion of our share repurchase program.

Investments in debt and equity securities

Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. At May 31, 2013 and February 28, 2013, the vast majority of our investments were priced with the assistance of pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the securities’ market value, including broker quotes or model valuations. Independent price verifications of all of our holdings are performed by the pricing vendors, which we review. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

Capital requirements

We have experienced a substantial increase in our operating expenses since our inception in connection with the growth of our operations, the development of our enterprise technologies, the expansion of our services operations and our acquisition activity. Our capital requirements during the year ending February 28, 2014 will depend on numerous factors, including the amount of resources we devote to:

•	funding the continued development of our enterprise technology offerings;

•	accelerating the development of our systems management offerings;

•	improving and extending our services and the technologies used to deliver these services to our customers and support our business;

•	pursuing strategic acquisitions and alliances;

•	investing in businesses, products and technologies; and

•	investing in enhancements to the systems we use to run our business and the expansion of our office facilities, including capital expenditures related to our current headquarters facility.

We have utilized, and will continue from time to time to utilize, cash and investments to fund, among other potential uses, purchases of our common stock, purchases of fixed assets, purchases of intellectual property and mergers and acquisitions. Given our historically strong operating cash flow and the $1.23 billion of cash and investments held at May 31, 2013, we do not presently anticipate the need to raise cash to fund our operations, either through the sale of additional equity or through the issuance of debt, in the foreseeable future. However, we may take advantage of favorable capital market situations that may arise from time to time to raise additional capital.

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

As of May 31, 2013, our cash, cash equivalents and available-for-sale investment securities totaled $1.23 billion, of which $588.3 million was held outside the U.S. Our intent is to reinvest the earnings of foreign subsidiaries indefinitely outside the U.S. to fund both organic growth and acquisitions. For further discussion related to geographic segments, see NOTE 11—Segment Reporting to our Consolidated Financial Statements.

With 52.1% of our available cash, cash equivalents and available-for-sale investments, as of May 31, 2013, held within the U.S., we do not anticipate a need to repatriate any foreign earnings for the foreseeable future. However, if cash held outside the U.S. were needed to fund our U.S. operations, under current tax law we would be subject to additional taxes on the portion related to repatriated earnings of our foreign subsidiaries. As of February 28, 2013, undistributed foreign earnings totaled $200.5 million. For further discussion, see NOTE 11—Income Taxes contained in our Annual Report on Form 10-K for the year ended February 28, 2013.

Off-balance sheet arrangements

As of May 31, 2013 and February 28, 2013, we have no off-balance sheet financing arrangements and do not utilize any “structured debt”, “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency exchange rate fluctuations and changes in the market value of our investments.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of fixed-income securities, including both government and corporate obligations, interest-bearing deposits and money market funds. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or perceived credit risk related to the securities’ issuers. A hypothetical one-half percentage point change in interest rates, assuming a parallel shift of all interest rates, would result in an approximate $2.4 million change in annual interest income derived from investments in our portfolio as of May 31, 2013. For further discussion related to our investments as of May 31, 2013 and February 28, 2013, see NOTE 6—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.

Investment Risk

The fair market value of our investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $6.1 million decrease in the fair value of our available-for-sale investment securities as of May 31, 2013. For further discussion related to our investments as of May 31, 2013 and February 28, 2013, see NOTE 6—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.

Credit Risk

Investments in debt and equity securities. The fair market values of our investment portfolio and cash balances are exposed to counterparty credit risk. Accordingly, while we periodically review our portfolio in an effort to mitigate counterparty risk, the principal values of our cash balances, money market accounts and investments in available-for-sale securities could suffer a loss of value.

Accounts receivable. As of May 31, 2013, one customer accounted for approximately 12% of the Company’s accounts receivable. As of February 28, 2013, no individual customer accounted for 10% or more of the Company’s accounts receivable.

Foreign Currency Risk

Approximately 43.6% of our revenue for the three months ended May 31, 2013 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency statements results in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decreases if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from the first quarter of our prior fiscal year ended February 28, 2013, our revenue and operating expenses from non-U.S. operations for the three months ended May 31, 2013 would have been higher than we reported by approximately $6.2 million and $2.7 million, respectively, which would have resulted in income from operations being higher by $3.5 million.

Derivative Instruments

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. From time to time we enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. All derivative instruments are recorded on the Consolidated Balance Sheets at their respective fair market values in accordance with FASB ASC Section 815. We have elected not to prepare and maintain the documentation required to qualify our forward contracts for hedge accounting treatment and, therefore, changes in fair value are recorded in our Consolidated Statements of Operations. For further discussion related to our management of foreign currency risk see NOTE 7—Derivative Instruments to our Consolidated Financial Statements.

The aggregate notional amount of outstanding forward contracts at May 31, 2013 was $29.8 million. The fair value of these outstanding contracts at May 31, 2013 was a gross less than $0.1 million asset and a gross $0.1 million liability, and is recorded in Other current assets and Accounts payable and accrued expenses, respectively on our Consolidated Balance Sheets. The forward contracts generally expire within three months of the period ended May 31, 2013. The forward contracts will settle in Australian dollars, Brazilian reais, Chilean pesos, Colombian pesos, Danish krone, Euros, Israeli shekels, Japanese yen, Mexican pesos, Norwegian krona, Singapore dollars, Swedish krona, Swiss francs, Taiwanese dollars and U.S. dollars.

The aggregate notional amount of outstanding forward contracts at February 28, 2013 was $65.5 million. The fair value of these outstanding contracts at February 28, 2013 was a gross $0.3 million asset and a gross $0.2 million liability, and is recorded in Other current assets and Accounts payable and accrued expenses, respectively on our Consolidated Balance Sheets. The forward contracts generally expired within three months of the period ended February 28, 2013. The forward contracts settled in Argentine pesos, Australian dollars, Chilean pesos, Czech koruna, Danish krone, Euros, Israeli shekels, Japanese yen, Korean won, Norwegian krona, Singapore dollars, Swedish krona, Swiss francs, and U.S. dollars.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2013, the FASB issued Accounting Standards Update No. 2013-05, Foreign Currency Matters (Topic 830)—Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”), which requires a parent entity to release a related foreign entity’s cumulative translation adjustment into net income only if its sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU 2013-05 is effective prospectively for us in the first quarter of our fiscal year ending February 28, 2015. We do not believe that this updated standard will have a material impact on our consolidated financial statements.

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

Adoption of virtualization, storage and cloud computing offerings may occur more slowly or less pervasively than we expect and the revenue growth associated with these offerings may be slower than currently expected. Moreover, even if virtualization, storage and cloud computing are adopted widely by enterprises, our offerings in these areas may not attract a sufficient number of users or generate attractive financial results. We incur expenses associated with these offerings in advance of our ability to generate associated revenues. Demand for our virtualization, storage and cloud computing offerings may unfavorably impact demand for our other products and services including software subscriptions and related professional services. If the market for our virtualization, storage and cloud computing offerings fails to develop adequately it could have an adverse effect on our business, financial condition, operating results and cash flows.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below sets forth information regarding the Company’s purchases of its common stock during its first fiscal quarter ended May 31, 2013:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2) (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (3)
March 1, 2013—March 31, 2013	607,927	$49.37	607,927	$149.3 million
April 1, 2013—April 30, 2013	3,262,484	$49.14	3,040,648	$300.0 million
May 1, 2013—May 31, 2013	—	$—	—	$300.0 million

Total	3,870,411	$49.17	3,648,575	$300.0 million

(1)	During the three months ended May 31, 2013, the Company withheld an aggregate of 221,836 shares of its common stock from employees to satisfy minimum tax withholding obligations relating to the vesting of restricted share awards. These shares were not withheld pursuant to the program described in Note (2) below.
(2)	On March 28, 2012, the Company announced that its Board of Directors authorized the repurchase of up to $300.0 million of Red Hat’s common stock from time to time on the open market or in privately negotiated transactions. The program commenced on April 1, 2012, and the Company completed the repurchases authorized under such program on April 15, 2013.
(3)	On April 15, 2013, the Company announced that its Board of Directors has authorized the repurchase of up to $300.0 million of Red Hat’s common stock from time to time on the open market or in privately negotiated transactions. The program, which replaced the previously completed repurchase program, commenced on April 16, 2013, and will expire on the earlier of (i) March 31, 2015, or (ii) a determination by the Board, Chief Executive Officer or Chief Financial Officer to discontinue the program. See NOTE 10—Share Repurchase Program to the Consolidated Financial Statements for information regarding the Company’s $300.0 million stock repurchase program announced on April 15, 2013.

ITEM 6.	EXHIBITS

(a) List of Exhibits

Exhibit No.		Exhibit

10.1	*+	Executive Base Salaries and Target Award Amounts under Red Hat, Inc.’s Executive Variable Compensation Plan for the Fiscal Year Ending February 28, 2014 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 29, 2013 (File No. 001-33162))

10.2	*+	Form of Operating PSU Award Agreement (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 29, 2013 (File No. 001-33162))

10.3	*+	Form of TSR PSU Award Agreement (incorporated by reference to Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed with the SEC on May 29, 2013 (File No. 001-33162))

10.4	*+	Peer Group for PSUs Granted in FY2014 (incorporated by reference to Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed with the SEC on May 29, 2013 (File No. 001-33162))

10.5	*+	Form of RSA Agreement (incorporated by reference to Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed with the SEC on May 29, 2013 (File No. 001-33162))

31.1		Certification of the registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of the registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of the registrant’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase

101.DEF		XBRL Taxonomy Extension Definition Linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a management contract or compensatory plan, contract or arrangement.
+	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

Date: July 5, 2013	By:	/S/ JAMES M. WHITEHURST
James M. Whitehurst President and Chief Executive Officer (Duly Authorized Officer on Behalf of the Registrant)

RED HAT, INC.

Date: July 5, 2013	By:	/S/ CHARLES E. PETERS, JR.
Charles E. Peters, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

RED HAT, INC.

Date: July 5, 2013	By:	/S/ MARK E. COOK
Mark E. Cook Vice President Finance and Controller (Principal Accounting Officer)