Form 10-Q
period 2013-07-29
RED HAT INC
filed 2013-10-04
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of September 27, 2013, there were 189,499,438 shares of common stock outstanding.

RED HAT, INC.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Certain statements contained in this report and the documents incorporated by reference in this report, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and any statement that is not strictly a historical statement could be deemed to be a forward-looking statement (for example, statements regarding current or future financial performance, management’s plans and objectives for future operations, product plans and performance, management’s expectations regarding market risk and market penetration, management’s assessment of market factors or strategies, objectives and plans of Red Hat, Inc. (“Red Hat”) and its partners). Words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects,” and similar expressions, may also identify such forward-looking statements. Red Hat may also make forward-looking statements in other filings made with the Securities and Exchange Commission (“SEC”), press releases, materials delivered to stockholders and oral statements made by management. Investors are cautioned that these forward-looking statements are inherently uncertain, are not guarantees of Red Hat’s future performance and are subject to a number of risks and uncertainties that could cause Red Hat’s actual results to differ materially from those found in the forward-looking statements and from historical trends. These risks and uncertainties include the risks and cautionary statements detailed in Part II, Item 1A, “Risk Factors” and elsewhere in this report as well as in Red Hat’s other filings with the SEC, copies of which may be accessed through the SEC’s web site at http://www.sec.gov. Readers are urged to carefully review these risks and cautionary statements. Moreover, Red Hat operates in a rapidly changing and highly competitive environment. It is impossible to predict all risks and uncertainties or assess the impact of any new risk or uncertainty on our business or any forward-looking statement. The forward-looking statements included in this report represent our views as of the date of this report. We specifically disclaim any obligation to update these forward-looking statements in the future. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this report.

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands—except share and per share amounts)

	August 31, 2013 (Unaudited)	February 28, 2013 (1)
ASSETS
Current assets:
Cash and cash equivalents	$596,794	$487,084
Investments in debt and equity securities, short-term	266,841	392,381
Accounts receivable, net of allowances for doubtful accounts of $1,540 and $1,339, respectively	232,884	302,942
Deferred tax assets, net	88,325	88,765
Prepaid expenses	93,987	94,421
Other current assets	2,829	3,156

Total current assets	$1,281,660	$1,368,749
Property and equipment, net of accumulated depreciation and amortization of $206,734 and $189,985, respectively	167,343	141,586
Goodwill	690,342	690,911
Identifiable intangibles, net	142,247	142,243
Investments in debt securities, long-term	427,036	438,908
Other assets, net	30,953	31,263

Total assets	$2,739,581	$2,813,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$178,904	$154,202
Deferred revenue	796,044	830,486
Other current obligations	993	1,024

Total current liabilities	$975,941	$985,712
Long-term deferred revenue	263,553	259,466
Other long-term obligations	58,483	48,321
Commitments and contingencies (NOTES 12 and 13)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 229,781,265 and 229,210,961 shares issued, and 189,498,113 and 193,021,226 shares outstanding at August 31, 2013 and February 28, 2013, respectively	23	23
Additional paid-in capital	1,846,825	1,802,899
Retained earnings	623,079	541,880
Treasury stock at cost, 40,283,152 and 36,189,735 shares at August 31, 2013 and February 28, 2013, respectively	(1,016,401)	(816,674)
Accumulated other comprehensive loss	(11,922)	(7,967)

Total stockholders’ equity	$1,441,604	$1,520,161

Total liabilities and stockholders’ equity	$2,739,581	$2,813,660

(1)	Derived from audited financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands—except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
Revenue:
Subscriptions	$326,692	$278,800	$642,509	$551,371
Training and services	47,731	43,795	95,173	85,956

Total subscription and training and services revenue	374,423	322,595	737,682	637,327

Cost of subscription and training and services revenue:
Cost of subscriptions	23,518	18,846	46,893	36,786
Cost of training and services	32,062	29,012	64,744	57,092

Total cost of subscription and training and services revenue	55,580	47,858	111,637	93,878

Gross profit	318,843	274,737	626,045	543,449

Operating expense:
Sales and marketing	144,596	123,578	287,040	244,449
Research and development	78,299	63,366	152,100	123,246
General and administrative	38,203	37,813	72,537	71,724
Facility exit costs (NOTE 12)	2,171	—	2,171	3,142

Total operating expense	263,269	224,757	513,848	442,561

Income from operations	55,574	49,980	112,197	100,888
Interest income	1,527	2,154	3,029	4,448
Other income (expense), net	1,196	(656)	772	1,232

Income before provision for income taxes	58,297	51,478	115,998	106,568
Provision for income taxes	17,489	16,473	34,799	34,102

Net income	$40,808	$35,005	$81,199	$72,466

Basic net income per common share	$0.22	$0.18	$0.43	$0.38

Diluted net income per common share	$0.21	$0.18	$0.42	$0.37

Weighted average shares outstanding
Basic	189,437	193,064	190,276	193,005
Diluted	191,432	195,795	192,230	195,929

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
Net income	$40,808	$35,005	$81,199	$72,466
Other comprehensive income (loss):
Change in foreign currency translation adjustment	1,567	1,242	(2,049)	(8,078)
Available-for-sale securities (net of tax):
Unrealized gain (loss) on available-for-sale securities during the period	(1,230)	1,252	(1,589)	1,297
Reclassification for gain realized on available-for-sale securities, reported in Other income (expense), net	(31)	(15)	(317)	(379)

Net change in available-for-sale securities (net of tax)	(1,261)	1,237	(1,906)	918

Total other comprehensive income (loss)	306	2,479	(3,955)	(7,160)

Comprehensive income	$41,114	$37,484	$77,244	$65,306

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
Cash flows from operating activities:
Net income	$40,808	$35,005	$81,199	$72,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,439	14,568	36,371	28,647
Share-based compensation expense	29,874	23,859	53,006	46,065
Deferred income taxes	3,818	13,036	16,663	23,063
Excess tax benefits from share-based payment arrangements	(2,610)	(9,600)	(5,643)	(19,800)
Net amortization of bond premium on debt securities available for sale	2,285	1,748	4,336	3,420
Other	(96)	529	47	(1,840)
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable	(6,341)	(18,735)	66,081	35,825
Prepaid expenses	(5,645)	833	(2,394)	(6,966)
Accounts payable and accrued expenses	38,902	13,502	26,293	22,928
Deferred revenue	1,880	26,430	(15,020)	21,308
Other	(2,385)	2,678	(195)	3,141

Net cash provided by operating activities	118,929	103,853	260,744	228,257

Cash flows from investing activities:
Purchase of investment in debt securities available for sale	(217,433)	(185,028)	(347,076)	(507,769)
Proceeds from sales and maturities of investment in debt securities available for sale	153,917	190,094	479,767	417,779
Acquisition of business, net of cash acquired	—	(10,051)	—	(10,051)
Purchase of other intangible assets	(10,177)	(24,341)	(12,521)	(26,863)
Purchase of property and equipment	(21,829)	(20,344)	(48,506)	(36,243)
Other	(2,126)	—	(1,934)	330

Net cash provided by (used in) investing activities	(97,648)	(49,670)	69,730	(162,817)

Cash flows from financing activities:
Excess tax benefits from share-based payment arrangements	2,610	9,600	5,643	19,800
Proceeds from exercise of common stock options	635	2,626	1,088	6,516
Payments related to net settlement of share-based compensation awards	(3,833)	(3,856)	(14,815)	(22,688)
Purchase of treasury stock	(20,009)	(2,871)	(199,345)	(32,882)
Payments on other borrowings	(312)	(213)	(617)	(477)

Net cash provided by (used in) financing activities	(20,909)	5,286	(208,046)	(29,731)

Effect of foreign currency exchange rates on cash and cash equivalents	(1,576)	3,491	(12,718)	(13,350)

Net increase (decrease) in cash and cash equivalents	(1,204)	62,960	109,710	22,359
Cash and cash equivalents at beginning of the period	597,998	508,616	487,084	549,217

Cash and cash equivalents at end of the period	$596,794	$571,576	$596,794	$571,576

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

NOTE 2—Summary of Significant Accounting Policies

Basis of presentation

The unaudited interim consolidated financial statements as of and for the three months and six months ended August 31, 2013 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, consolidated other comprehensive income and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months and six months ended August 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2014. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting. For further information, see the Company’s Consolidated Financial Statements, including notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2013.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), to eliminate diversity in practice of presenting unrecognized tax benefits as a liability or presenting unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward in certain circumstances by requiring that an unrecognized tax benefit be presented in the financial statements as a reduction to deferred tax assets excluding certain exceptions. ASU 2013-11 is effective prospectively for the Company in the first quarter of its fiscal year ending February 28, 2015. The Company does not believe that this updated standard will have a material impact on its consolidated financial statements.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 3—Changes in Equity

The following table summarizes the changes in the Company’s stockholders’ equity during the three months ended August 31, 2013 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at May 31, 2013	$23	$1,819,251	$582,271	$(996,010)	$(12,228)	$1,393,307
Net income	—	—	40,808	—	—	40,808
Other comprehensive income (loss), net of tax	—	—	—	—	306	306
Exercise of common stock options	—	635	—	—	—	635
Common stock repurchase (see NOTE 10)	—	—	—	(20,009)	—	(20,009)
Share-based compensation expense	—	29,874	—	—	—	29,874
Tax benefits related to share-based awards	—	516	—	—	—	516
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(3,833)	—	—	—	(3,833)
Other adjustments		382		(382)		—

Balance at August 31, 2013	$23	$1,846,825	$623,079	$(1,016,401)	$(11,922)	$1,441,604

The following table summarizes the changes in the Company’s stockholders’ equity during the three months ended August 31, 2012 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at May 31, 2012	$23	$1,728,175	$429,137	$(726,023)	$(15,591)	$1,415,721
Net income	—	—	35,005	—	—	35,005
Other comprehensive income (loss), net of tax	—	—	—	—	2,479	2,479
Exercise of common stock options	—	2,626	—	—	—	2,626
Common stock repurchase (see NOTE 10)	—	—	—	(2,871)	—	(2,871)
Share-based compensation expense	—	23,859	—	—	—	23,859
Tax benefits related to share-based awards	—	10,720	—	—	—	10,720
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(3,856)	—	—	—	(3,856)

Balance at August 31, 2012	$23	$1,761,524	$464,142	$(728,894)	$(13,112)	$1,483,683

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the changes in the Company’s stockholders’ equity during the six months ended August 31, 2013 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at February 28, 2013	$23	$1,802,899	$541,880	$(816,674)	$(7,967)	$1,520,161
Net income	—	—	81,199	—	—	81,199
Other comprehensive income (loss), net of tax	—	—	—	—	(3,955)	(3,955)
Exercise of common stock options	—	1,088	—	—	—	1,088
Common stock repurchase (see NOTE 10)	—	—	—	(199,345)	—	(199,345)
Share-based compensation expense	—	53,006	—	—	—	53,006
Tax benefits related to share-based awards	—	4,265	—	—	—	4,265
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(14,815)	—	—	—	(14,815)
Other adjustments		382		(382)		—

Balance at August 31, 2013	$23	$1,846,825	$623,079	$(1,016,401)	$(11,922)	$1,441,604

The following table summarizes the changes in the Company’s stockholders’ equity during the six months ended August 31, 2012 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at February 29, 2012	$23	$1,709,082	$391,676	$(696,012)	$(5,952)	$1,398,817
Net income	—	—	72,466	—	—	72,466
Other comprehensive income (loss), net of tax	—	—	—	—	(7,160)	(7,160)
Exercise of common stock options	—	6,516	—	—	—	6,516
Common stock repurchase (see NOTE 10)	—	—	—	(32,882)	—	(32,882)
Share-based compensation expense	—	46,065	—	—	—	46,065
Tax benefits related to share-based awards	—	22,549	—	—	—	22,549
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(22,688)	—	—	—	(22,688)

Balance at August 31, 2012	$23	$1,761,524	$464,142	$(728,894)	$(13,112)	$1,483,683

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Accumulated other comprehensive loss

As of August 31, 2013, accumulated other comprehensive loss was comprised of accumulated loss from foreign currency translation adjustments of $10.8 million and accumulated unrealized losses, net of tax, on available-for-sale securities of $1.1 million.

As of February 28, 2013, accumulated other comprehensive loss was comprised of accumulated loss from foreign currency translation adjustments of $8.8 million offset by accumulated unrealized gains, net of tax, on available-for-sale securities of $0.8 million.

NOTE 4—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of purchased technologies, customer and reseller relationships, trademarks, copyrights and patents and covenants not to compete which are amortized over the estimated useful life, generally on a straight-line basis with the exception of customer and reseller relationships which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit. Useful lives range from three to ten years. As of both August 31, 2013 and February 28, 2013, trademarks with an indefinite estimated useful life totaled $9.3 million. The following is a summary of identifiable intangible assets (in thousands):

	As of August 31, 2013			As of February 28, 2013
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$98,288	$(31,231)	$67,057	$94,020	$(27,412)	$66,608
Purchased technologies	79,233	(51,249)	27,984	79,201	(46,507)	32,694
Customer and reseller relationships	89,963	(57,703)	32,260	89,959	(53,391)	36,568
Covenants not to compete	10,539	(5,033)	5,506	10,516	(4,143)	6,373
Other intangible assets	10,103	(663)	9,440	—	—	—

Total identifiable intangible assets	$288,126	$(145,879)	$142,247	$273,696	$(131,453)	$142,243

Amortization expense associated with identifiable intangible assets recognized in the Company’s Consolidated Financial Statements for the three months and six months ended August 31, 2013 and August 31, 2012 is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
Cost of revenue	$2,840	$1,149	$5,513	$1,819
Sales and marketing	2,193	2,120	4,151	4,196
Research and development	959	959	1,918	1,918
General and administrative	1,203	1,181	2,740	2,324

Total amortization expense	$7,195	$5,409	$14,322	$10,257

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 5—Income Taxes

Income Tax Expense

The following table summarizes the Company’s tax provision for the three months and six months ended August 31, 2013 and August 31, 2012:

	Three Months Ended		Six Months Ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
Provision for income taxes:
Income before provision for income taxes	$58,297	$51,478	$115,998	$106,568
Estimated annual effective tax rate on current year ordinary income	30%	32%	30%	32%

Provision for income taxes	$17,489	$16,473	$34,799	$34,102

For the three months and six months ended August 31, 2013, the Company’s estimated annual effective tax rate of 30% differs from the U.S. federal statutory rate of 35% principally due to foreign income taxed at lower rates and research tax credits. For the three months and six months ended August 31, 2012, the Company’s estimated annual effective tax rate of 32% differed from the U.S. federal statutory rate of 35% principally due to foreign income taxed at lower rates.

Deferred Taxes

As of August 31, 2013, deferred tax assets net of deferred tax liabilities (current and non-current) totaled $86.6 million, of which $0.4 million was offset by a valuation allowance. The Company continues to maintain a valuation allowance against its deferred tax assets with respect to certain foreign net operating loss (“NOL”) carryforwards.

As of August 31, 2013, the Company had U.S. federal and state NOL carryforwards of approximately $19.6 million and $104.1 million, respectively. As of August 31, 2013, the Company had U.S. federal and state research tax credit carryforwards of approximately $19.8 million and $9.6 million, respectively. The tax credit carryforwards are scheduled to expire in varying amounts beginning in the fiscal year ending February 28, 2019.

Unrecognized tax benefits

The Company’s unrecognized tax benefits were $49.5 million as of August 31, 2013 and $48.3 million as of February 28, 2013. The Company’s unrecognized tax benefits at August 31, 2013 and February 28, 2013, which, if recognized, would affect the Company’s effective tax rate were $47.3 million and $45.3 million, respectively.

During the six months ended August 31, 2013, the amount of unrecognized tax benefits increased $1.2 million, primarily as a result of increases with respect to tax positions taken during prior periods. It is reasonably possible that the balance of unrecognized tax benefits may change within the next 12 months upon a conclusion of an income tax examination by the U.S. Internal Revenue Service. However, the Company is unable to estimate the range of potential change at this time.

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as income tax expense. Accrued interest and penalties related to unrecognized tax benefits totaled $5.0 million and $4.2 million as of August 31, 2013 and February 28, 2013, respectively.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of August 31, 2013. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at August 31, 2013 (in thousands):

	As of August 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$189,345	$189,345	$—	$—
Interest-bearing deposits (1)	30,941	—	30,941	—
Available-for-sale securities (1):
Commercial paper	30,549	—	30,549	—
U.S. agency securities	273,788	—	273,788	—
Corporate securities	380,466	—	380,466	—
Foreign government securities	23,682	—	23,682	—
Foreign currency derivatives (2)	52	—	52	—
Liabilities:
Foreign currency derivatives (3)	(114)	—	(114)	—

Total	$928,709	$189,345	$739,364	$—

(1)	Included in Cash and cash equivalents, Investments in debt and equity securities, short-term or Investments in debt securities, long-term in the Company’s Consolidated Balance Sheet at August 31, 2013, in addition to $361.9 million of cash.
(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at August 31, 2013.
(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at August 31, 2013.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at February 28, 2013 (in thousands):

	As of February 28, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$143,680	$143,680	$—	$—
Interest-bearing deposits (1)	123,518	—	123,518	—
Available-for-sale securities (1):
Commercial paper	54,483	—	54,483	—
U.S. agency securities	359,993	—	359,993	—
Corporate securities	312,691	—	312,691	—
Foreign government securities	26,869	—	26,869	—
Equity securities (1)	274	274	—	—
Foreign currency derivatives (2)	280	—	280	—
Liabilities:
Foreign currency derivatives (3)	(219)	—	(219)	—

Total	$1,021,569	$143,954	$877,615	$—

(1)	Included in Cash and cash equivalents, Investments in debt and equity securities, short-term or Investments in debt securities, long-term in the Company’s Consolidated Balance Sheet at February 28, 2013, in addition to $296.9 million of cash.
(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at February 28, 2013.
(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at February 28, 2013.

The following table represents the Company’s investments measured at fair value as of August 31, 2013 (in thousands):

					Balance Sheet Classification
	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Cash and cash equivalents	Investments in debt and equity securities, short-term	Investments in debt securities, long-term
		Gains	Losses(1)
Money markets	$189,345	$—	$—	$189,345	$189,345	$—	$—
Interest-bearing deposits	30,941	—	—	30,941	—	30,941	—
Commercial paper	30,549	—	—	30,549	30,549	—	—
U.S. agency securities	276,201	61	(2,474)	273,788	15,000	66,853	191,935
Corporate securities	379,795	1,046	(375)	380,466	—	145,365	235,101
Foreign government securities	23,675	8	(1)	23,682	—	23,682	—

Total	$930,506	$1,115	$(2,850)	$928,771	$234,894	$266,841	$427,036

(1)	As of August 31, 2013, there were less than $0.1 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table represents the Company’s investments measured at fair value as of February 28, 2013 (in thousands):

					Balance Sheet Classification
	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Cash and cash equivalents	Investments in debt and equity securities, short-term	Investments in debt securities, long-term
		Gains	Losses(1)
Money markets	$143,680	$—	$—	$143,680	$143,680	$—	$—
Interest-bearing deposits	123,518	—	—	123,518	—	123,518	—
Commercial paper	54,483	—	—	54,483	39,498	14,985	—
U.S. agency securities	360,060	136	(203)	359,993	7,041	54,485	298,467
Corporate securities	311,561	1,262	(132)	312,691	—	172,250	140,441
Foreign government securities	26,902	2	(35)	26,869	—	26,869	—
Equity securities	6	268	—	274	—	274	—

Total	$1,020,210	$1,668	$(370)	$1,021,508	$190,219	$392,381	$438,908

(1)	As of February 28, 2013, there were less than $0.1 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer.

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

The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows as of August 31, 2013 and for the three months and six months then ended (in thousands):

	As of August 31, 2013				Three Months Ended August 31, 2013	Six Months Ended August 31, 2013
	Balance Sheet Location	Fair Value	Notional Value	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$52	$13,544	Other income (expense), net	$298	$623
Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	$(114)	$19,691	Other income (expense), net	$(195)	$(2,010)

TOTAL		$(62)	$33,235		$103	$(1,387)

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

The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements for the three months and six months ended August 31, 2013 and August 31, 2012 (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
Cost of revenue	$3,100	$2,167	$5,939	$4,333
Sales and marketing	10,365	7,726	19,741	15,087
Research and development	9,058	7,294	15,939	14,106
General and administrative	7,351	6,672	11,387	12,539

Total share-based compensation	$29,874	$23,859	$53,006	$46,065

Share-based compensation expense qualifying for capitalization was insignificant for each of the three months and six months ended August 31, 2013 and August 31, 2012. Accordingly, no share-based compensation expense was capitalized during the three months nor six months ended August 31, 2013 and August 31, 2012.

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

During the three months and six months ended August 31, 2013, the Company granted the following share-based awards:

	Three Months Ended August 31, 2013		Six Months Ended August 31, 2013
	Shares and Shares Underlying Awards	Weighted Average Per Share Fair Value	Shares and Shares Underlying Awards	Weighted Average Per Share Fair Value
Stock options	4,668	$13.41	51,809	$13.71
Service-based shares and share units	93,762	$49.61	1,039,087	$51.13
Performance share units—target (1)	—	$—	335,724	$47.86
Performance share awards (2)	—	$—	138,330	$47.86

Total awards	98,430	$47.89	1,564,950	$48.90

(1)	Certain executive officers and senior management were awarded a target number of performance share units (“PSUs”). PSU grantees may earn up to 200% of the target number of PSUs. Half of the target number of PSUs can be earned by the grantees depending upon the Company’s financial performance measured against the financial performance of specified peer companies during a three-year performance period. The remaining target number of PSUs can be earned by the grantees depending upon the Company’s total shareholder return performance measured against the total shareholder return of specified peer companies during a thirty-six month period beginning on March 1, 2013.
(2)	Certain executive officers and senior management were granted restricted stock awards. These shares were awarded subject to the achievement of a specified dollar amount of revenue for FY2014 (the “RSA Performance Goal”). If the Company fails to achieve the RSA Performance Goal for FY2014, then all such shares are forfeited. If the Company achieves the RSA Performance Goal for FY2014, then 25% of the restricted stock vests on July 16, 2014, and the remainder vests ratably on a quarterly basis over the course of the subsequent three–year period, provided that the grantee’s business relationship with the Company has not ceased.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table reconciles the numerators and denominators of the earnings per share calculation for the three months and six months ended August 31, 2013 and August 31, 2012 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
Net income, basic and diluted	$40,808	$35,005	$81,199	$72,466

Weighted average common shares outstanding	189,437	193,064	190,276	193,005
Incremental shares attributable to assumed vesting or exercise of outstanding equity awards shares	1,995	2,731	1,954	2,924

Diluted shares	191,432	195,795	192,230	195,929

Diluted net income per share	$0.21	$0.18	$0.42	$0.37

The following shares awards are not included in the computation of diluted earnings per share because the aggregate value of proceeds considered received upon either exercise or vesting were greater than the average market price of the Company’s common stock during the related periods and the effect of including such share awards in the computation would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
Number of shares considered anti-dilutive for calculating diluted EPS	456	90	443	214

NOTE 10—Share Repurchase Program

Between March 1, 2013, and April 15, 2013, the Company repurchased an aggregate of 3,648,575 shares of its common stock for $179.3 million. These repurchases were made pursuant to the Company’s repurchase program previously announced on March 28, 2012, and completed the repurchases authorized under such program.

On April 15, 2013, the Company announced that its Board of Directors has authorized the repurchase of up to $300.0 million of Red Hat’s common stock from time to time on the open market or in privately negotiated transactions. The program, which replaced the previously completed repurchase program, commenced on April 16, 2013, and will expire on the earlier of (i) March 31, 2015, or (ii) a determination by the Board, Chief Executive Officer or Chief Financial Officer to discontinue the program. As of August 31, 2013, the Company had repurchased 437,778 shares of its common stock for $20.0 million under this repurchase program.

As of August 31, 2013, the amount available under the program for the repurchase of the Company’s common stock was $280.0 million.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 11—Segment Reporting

The following summarizes revenue from unaffiliated customers and income (loss) from operations for the three months and six months ended August 31, 2013 and August 31, 2012 and total cash, cash equivalents and available-for-sale investment securities and total assets as of August 31, 2013 and August 31, 2012 by geographic segment (in thousands):

	Americas	EMEA	Asia Pacific	Corporate (1)	Total

	Three Months Ended August 31, 2013
Revenue from unaffiliated customers	$237,647	$86,239	$50,537	$—	$374,423
Income (loss) from operations	$47,021	$25,023	$13,404	$(29,874)	$55,574

	Three Months Ended August 31, 2012
Revenue from unaffiliated customers	$209,134	$66,860	$46,601	$—	$322,595
Income (loss) from operations	$42,136	$19,721	$11,982	$(23,859)	$49,980

	Six Months Ended August 31, 2013
Revenue from unaffiliated customers	$471,074	$166,289	$100,319	$—	$737,682
Income (loss) from operations	$94,028	$45,528	$25,647	$(53,006)	$112,197
Cash, cash equivalents and available-for-sale investment securities	$679,632	$426,528	$184,511	$—	$1,290,671
Total assets	$1,955,098	$562,819	$221,664	$—	$2,739,581

	Six Months Ended August 31, 2012
Revenue from unaffiliated customers	$413,128	$133,482	$90,717	$—	$637,327
Income (loss) from operations	$85,489	$37,931	$23,533	$(46,065)	$100,888
Cash, cash equivalents and available-for-sale investment securities	$929,472	$309,589	$120,559	$—	$1,359,620
Total assets	$1,986,615	$431,083	$187,943	$—	$2,605,641

(1)	Amounts represent share-based compensation expense for each of the three months and six months ended August 31, 2013 and August 31, 2012, which was not allocated to geographic segments.

Supplemental information about geographic areas

The following table lists, for each of the three months and six months ended August 31, 2013 and August 31, 2012, revenue from unaffiliated customers in the United States, the Company’s country of domicile, and revenue from unaffiliated customers from foreign countries (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
United States, the Company’s country of domicile	$208,394	$182,858	$413,087	$361,222
Foreign	166,029	139,737	324,595	276,105

Total revenue from unaffiliated customers	$374,423	$322,595	$737,682	$637,327

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Total tangible long-lived assets located in the United States, the Company’s country of domicile, and similar tangible long-lived assets held outside the United States are summarized in the following table as of August 31, 2013 and February 28, 2013 (in thousands):

	As of August 31, 2013	As of February 28, 2013
United States, the Company’s country of domicile	$132,822	$105,029
Foreign	34,521	36,557

Total tangible long-lived assets	$167,343	$141,586

Supplemental information about major customers

For the three months and six months ended August 31, 2013, the U.S. government and its agencies generated approximately 9% of the Company’s total revenue from unaffiliated customers. For the three months and six months ended August 31, 2012, the U.S. government and its agencies generated approximately 11% of the Company’s total revenue from unaffiliated customers.

NOTE 12—Commitments and Contingencies

Operating Leases

As of August 31, 2013, the Company leased office space and certain equipment under various non-cancelable operating leases. Rent expense under operating leases was $7.2 million and $6.7 million for the three months ended August 31, 2013 and August 31, 2012, respectively. For the six months ended August 31, 2013 and August 31, 2012, rent expense under operating leases was $14.4 million and $13.0 million, respectively.

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

The Company ceased using the remaining facility during the three months ended August 31, 2013 and, as a result, recognized a loss of $2.2 million which represents the remaining costs associated with the Company’s exit from the facility. In September 2013, the Company agreed to assign, to an unrelated third party, its lease related to the remaining facility.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Pro forma consolidated financial information

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three months and six months ended August 31, 2012 (in thousands, except per share amounts) as if the acquisitions of Polymita, FuseSource and ManageIQ had closed on March 1, 2012, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisitions actually taken place at the beginning of the period.

	Three Months Ended August 31, 2012	Six Months Ended August 31, 2012
Revenue	$322,900	$638,023
Net income	29,594	62,286
Basic net income per common share	$0.15	$0.32
Diluted net income per common share	$0.15	$0.32

Goodwill

The following is a summary of changes in goodwill for the six months ended August 31, 2013 (in thousands):

Balance at February 28, 2013	$690,911
Impact of foreign currency fluctuations	(569)

Balance at August 31, 2013	$690,342

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The arrangements with our customers that produce this revenue and cash are explained in further detail in Part II, Item 7 under “Critical Accounting Estimates” and in NOTE 2—Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended February 28, 2013.

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

Revenue

For the three months ended August 31, 2013, total revenue increased 16.1% or $51.8 million to $374.4 million from $322.6 million for the three months ended August 31, 2012. Subscription revenue increased 17.2% or $47.9 million, driven primarily by additional subscriptions related to our principal RHEL technologies, which continue to gain broader market acceptance in mission-critical areas of computing, and our expansion of sales channels and our geographic footprint. The increase is, in part, a result of the continued migration of enterprises in industries such as financial services, government, technology and telecommunications to our open source solutions from proprietary technologies. Training and services revenue increased 9.0% or $3.9 million for the three months ended August 31, 2013 as compared to the three months ended August 31, 2012. The increase is driven primarily by customer interest in new products and technologies.

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

Deferred Revenue

Our deferred revenue, current and long-term, balance at August 31, 2013 was $1.06 billion. Because of our subscription model and revenue recognition policies, deferred revenue improves predictability of future revenue. For example, current deferred revenue provides a baseline for revenue to be recognized over the next twelve months. Similarly, long-term deferred revenue provides a baseline for revenue to be recognized beyond twelve months. Total deferred revenue at August 31, 2013 decreased $30.4 million or 2.8% as compared to the balance at February 28, 2013 of $1.09 billion.

The decrease in deferred revenue reported on our Consolidated Balance Sheets of $30.4 million differs from the $15.0 million decrease in deferred revenue we reported on our Consolidated Statements of Cash Flows for the six months ended August 31, 2013 due to changes in foreign currency exchange rates used to translate deferred revenue balances from our foreign subsidiaries’ functional currency into U.S. dollars.

The decrease in deferred revenue of $15.0 million reported on the Statement of Consolidated Cash Flows for the six months ended August 31, 2013 was driven by challenging environments facing our U.S. federal government and European businesses, an effort to moderate services growth in order to enable partners to provide services that promote our enterprise technology offerings and the impact of unique invoicing terms for certain large deals.

Subscription revenue

Our enterprise technologies are sold under subscription agreements. These agreements typically have a one- or three-year subscription period. A subscription generally entitles a customer to, among other things, a specified level of support, as well as new versions of the software, security updates, fixes, functionality enhancements and upgrades to the technology, if and when available, and compatibility with an ecosystem of certified hardware and software applications. Our customers have the ability to purchase higher levels of subscriptions that increase the level of support the customer is entitled to receive. Subscription revenue increased sequentially for the first and second quarters of fiscal 2014 and for each quarter of fiscal 2013 and 2012 and is being driven primarily by the increased market acceptance and use of open source software by the enterprise and our expansion of sales channels and geographic footprint during these periods.

Revenue by geography

For the three months ended August 31, 2013, approximately $166.0 million or 44.3% of our revenue was generated outside the United States compared to approximately $139.7 million or 43.3% for the three months ended August 31, 2012. Our international operations are expected to grow as our international sales force and channels become more mature and as we enter new locations or expand our presence in existing locations. As of August 31, 2013, we had offices in more than 80 locations throughout the world.

We operate our business in three geographic regions: the Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Japan, Singapore, India, Australia, South Korea and China). Revenue generated by the Americas, EMEA and APAC for the three months ended August 31, 2013 totaled $237.6 million, $86.2 million and $50.5 million, respectively, which resulted in year-over-year revenue growth in the Americas, EMEA and APAC of 13.6%, 29.0% and 8.4% respectively. Excluding the impact of foreign currency exchange rates, Americas, EMEA and APAC revenue grew 14.2%, 21.3% and 24.2%, respectively for the three months ended August 31, 2013 as compared to the three months ended August 31, 2012. The Americas continued to be affected by the uncertainty in U.S. government spending while Japan, which is the largest revenue producing country in our APAC region, performed well despite a weakened yen.

As we expand further within each region, we anticipate revenue growth rates in local currencies to be similar among our geographic regions due to the similarity of products and services offered and the similarity in customer types or classes.

Gross profit

Gross profit margin was unchanged at 85.2% for the three months ended August 31, 2013 and the three months ended August 31, 2012 as a favorable mix shift, which increased subscription sales relative to total sales, was offset by both increased amortization expense related to prior fiscal year’s complementary middleware and cloud-management technology acquisitions and increased headcount.

Gross profit margin by geography

Gross profit margins generated by our geographic segments for the three months ended August 31, 2013 were as follows: Americas—85.1%, EMEA—89.7% and APAC—83.7%. For the three months ended August 31, 2012, gross profit margins generated by our geographic segments were as follows: Americas—85.1%, EMEA—89.7% and APAC—83.6%. Regional year-over-year variations in gross profit margins are primarily due to slight product mix shifts between subscriptions and services.

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

Income from operations

Operating income was 14.8% and 15.5% of total revenue for the three months ended August 31, 2013 and August 31, 2012, respectively. The decrease in operating income as a percentage of revenue was due to investments made to expand our research and development function as well as costs incurred to update our data processing systems and acquire three businesses. These investments are described further in our analysis of results of operations below.

Income from operations by geography

Operating income as a percentage of revenue generated by our geographic segments for the three months ended August 31, 2013 was as follows: Americas—19.8%, EMEA—29.0% and APAC—26.5%. For the three months ended August 31, 2012, income from operations as a percentage of revenue generated by our geographic segments was as follows: Americas—20.1%, EMEA—29.5% and APAC—25.7%. Operating margin for the Americas and EMEA decreased for the three months ended August 31, 2013 as compared to the three months ended August 31, 2012 primarily as a result of increased investments in research and development to support new technologies such as cloud management.

These geographic operating margins exclude the impact of share-based compensation expense, which was not allocated to our geographic segments.

Cash, cash equivalents, investments in debt and equity securities and cash flow from operations

Cash, cash equivalents and short-term and long-term available-for-sale investments in securities balances at August 31, 2013 totaled $1.29 billion. Cash generated from operating activities for the three months ended August 31, 2013 totaled $118.9 million which represents an increase of 14.5% in operating cash flow as compared to the three months ended August 31, 2012. This increase is due to increases in subscription and services revenues, billings and collections during the same periods.

Our significant cash and investment balances give us a measure of flexibility to take advantage of opportunities such as acquisitions, increasing investment in international areas and repurchasing our common stock.

Foreign currency exchange rates’ impact on results of operations

Approximately 44.3% of our revenue for the three months ended August 31, 2013 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions results in increased revenue and operating expenses from operations for our non-U.S. operations. Similarly, our revenue and operating expenses will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Three months ended August 31, 2013

Using the average foreign currency exchange rates from the second quarter of our prior fiscal year ended February 28, 2013, our revenue and operating expenses from non-U.S. operations for the three months ended August 31, 2013 would have been higher than we reported by approximately $3.3 million and $1.2 million, respectively, which would have resulted in income from operations being higher by $2.1 million.

Six months ended August 31, 2013

Using the average foreign currency exchange rates for the six months ended August 31, 2012, our revenue and operating expenses from non-U.S. operations for the six months ended August 31, 2013 would have been higher than we reported by approximately $9.6 million and $3.9 million, respectively, which would have resulted in income from operations being higher by $5.7 million.

Business combinations

During the year ended February 28, 2013, we acquired two businesses operating in the middleware space. These acquisitions include technologies that are complementary to our JBoss middleware technology. One acquisition, which included certain assets and related operations acquired from Polymita Technologies S.L., closed on August 28, 2012. The second acquisition closed on September 7, 2012 and included certain assets and related operations acquired from FuseSource, a division of Progress Software Corporation. As a result of these acquisitions, operating expenses increased by approximately $3.4 million for the three months ended August 31, 2013 as compared to the three months ended August 31, 2012.

Also, during the year ended February 28, 2013, we completed the acquisition of ManageIQ, Inc. (“ManageIQ”), a Delaware corporation, for approximately $104.5 million in cash. ManageIQ develops, distributes and provides support for enterprise cloud management and automation software. As a result of the acquisition of ManageIQ, operating expenses increased by approximately $3.0 million for the three months ended August 31, 2013 as compared to the three months ended August 31, 2012.

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

We ceased using the remaining facility during the three months ended August 31, 2013 and, as a result, recognized a loss of $2.2 million which represents the remaining costs associated with our exit from the facility. In September 2013, we agreed to assign, to an unrelated third party, our lease related to the remaining facility.

RESULTS OF OPERATIONS

Three months ended August 31, 2013 and August 31, 2012

The following table is a summary of our results of operations for the three months ended August 31, 2013 and August 31, 2012 (in thousands):

	Three Months Ended (Unaudited)
	August 31, 2013	August 31, 2012	$ Change	% Change
Revenue:
Subscriptions	$326,692	$278,800	$47,892	17.2%
Training and services	47,731	43,795	3,936	9.0

Total subscription and training and services revenue	374,423	322,595	51,828	16.1

Cost of subscription and training and services revenue:
Cost of subscriptions	23,518	18,846	4,672	24.8
As a % of subscription revenue	7.2%	6.8%
Cost of training and services	32,062	29,012	3,050	10.5
As a % of training and services revenue	67.2%	66.2%

Total cost of subscription and training and services revenue	55,580	47,858	7,722	16.1
As a % of total revenue	14.8%	14.8%

Total gross profit	318,843	274,737	44,106	16.1

Operating expense:
Sales and marketing	144,596	123,578	21,018	17.0
Research and development	78,299	63,366	14,933	23.6
General and administrative	38,203	37,813	390	1.0
Facility exit costs	2,171	—	2,171	—

Total operating expense	263,269	224,757	38,512	17.1

Income from operations	55,574	49,980	5,594	11.2
Interest income	1,527	2,154	(627)	(29.1)
Other income (expense), net	1,196	(656)	1,852	282.3

Income before provision for income taxes	58,297	51,478	6,819	13.2
Provision for income taxes	17,489	16,473	1,016	6.2

Net income	$40,808	$35,005	$5,803	16.6%

Gross profit margin-subscriptions	92.8%	93.2%
Gross profit margin-training and services	32.8%	33.8%
Gross profit margin	85.2%	85.2%
As a % of total revenue:
Subscription revenue	87.3%	86.4%
Training and services revenue	12.7%	13.6%
Sales and marketing expense	38.6%	38.3%
Research and development expense	20.9%	19.6%
General and administrative expense	10.2%	11.7%
Facility exit costs	0.6%	—%
Total operating expenses	70.3%	69.7%
Income from operations	14.8%	15.5%
Income before provision for income taxes	15.6%	16.0%
Net income	10.9%	10.9%
Estimated annual effective income tax rate	30.0%	32.0%

Revenue

Subscription revenue

Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat enterprise technologies, increased by 17.2% or $47.9 million to $326.7 million for the three months ended August 31, 2013 from $278.8 million for the three months ended August 31, 2012. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion, and continuing innovation, which attracts new customers and helps to drive renewals from existing customers.

Training and services revenue

Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees received from customers for consulting services regarding our offerings, deployment of Red Hat enterprise technologies and for delivery of added functionality to Red Hat enterprise technologies for our major customers and OEM partners. Total training and services revenue increased by 9.0% or $3.9 million to $47.7 million for the three months ended August 31, 2013 from $43.8 million for the three months ended August 31, 2012. Training revenue decreased slightly by 0.6% or $0.1 million, as some enterprises remained hesitant to increase overall spending on discretionary items such as training under the current economic environment. In contrast, our services revenue increased by 12.9% or $4.0 million as a result of an increase in consulting engagements driven by increased demand for our open source solutions. Combined training and services revenue decreased as a percentage of total revenue to 12.7% for the three months ended August 31, 2013 from 13.6% for the three months ended August 31, 2012.

Cost of revenue

Cost of subscription revenue

The cost of subscription revenue primarily consists of expenses we incur to support, distribute, manufacture, augment and package Red Hat enterprise technologies. These costs include labor related cost to provide technical support, security updates and fixes, as well as costs for fulfillment, physical media, literature, packaging and shipping. Cost of subscription revenue increased by 24.8% or $4.7 million to $23.5 million for the three months ended August 31, 2013 from $18.8 million for the three months ended August 31, 2012. The increase is partially the result of continued additions to our technical support staff to meet the demands of our growing subscriber base for support, security updates and fixes, and includes additional compensation of $3.2 million. The remaining increase is driven primarily by incremental amortization expense of $1.7 million related to technology acquisitions. Gross profit margin on subscriptions decreased to 92.8% for the three months ended August 31, 2013 from 93.2% for the three months ended August 31, 2012. As the number of open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will occur at a rate slower than that of subscription revenue growth due to economies of scale.

Cost of training and services revenue

Cost of training and services revenue is mainly comprised of personnel and third-party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to various types of customers. Cost of training and services revenue increased by 10.5% or $3.1 million to $32.1 million for the three months ended August 31, 2013 from $29.0 million for the three months ended August 31, 2012. The cost to deliver training remained flat and totaled $6.8 million for the three months ended August 31, 2013 and the three months ended August 31, 2012. Costs to deliver our services revenue increased by 13.6% or $3.0 million and relate to additional employee compensation and travel associated with additions to our staff. Total costs to deliver training and services as a percentage of training and services revenue was 67.2% and 66.2% for each of the three month periods ended August 31, 2013 and August 31, 2012, respectively.

Gross profit

Gross profit margin was unchanged at 85.2% for the three months ended August 31, 2013 and the three months ended August 31, 2012 as a favorable mix shift, which increased subscription sales relative to total sales, was offset by both increased amortization expense related to prior fiscal year’s complementary middleware and cloud-management technology acquisitions and increased headcount.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 17.0% or $21.0 million to $144.6 million for the three months ended August 31, 2013 from $123.6 million for the three months ended August 31, 2012. This increase was primarily due to a $14.6 million increase in selling costs, which includes $13.0 million of additional employee compensation expense attributable to the expansion of our sales force from the prior year and $0.9 million related to travel. The remaining increase relates to marketing costs, which grew $6.4 million or 20.5% for the three months ended August 31, 2013 as compared to the three months ended August 31, 2012. The increase in marketing costs includes $2.5 million and $4.7 million related to increased headcount and advertising expense, respectively, to support our expanding marketing efforts. Sales and marketing expense increased as a percentage of revenue to 38.6% for the three months ended August 31, 2013 from 38.3% for the three months ended August 31, 2012 as we continue to invest in our sales and marketing function to expand the breadth of our global sales coverage and depth of our product sales coverage.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased by 23.6% or $14.9 million to $78.3 million for the three months ended August 31, 2013 from $63.4 million for the three months ended August 31, 2012. The increase in research and development costs primarily resulted from the expansion of our engineering group as a result of both direct hires and business combinations as we continue investing in cloud management and our other emerging technologies such as Red Hat Open Stack infrastructure-as-a-service (“IaaS”) and OpenShift platform-as-a-service (“PaaS”) among others. Employee compensation increased by $12.2 million. The remaining increase in research and development costs relates primarily to process and technology infrastructure enhancements, which increased $1.9 million. Research and development expense was 20.9% and 19.6% of total revenue for the three months ended August 31, 2013 and August 31, 2012, respectively.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including information systems, finance, accounting, legal, human resources and facilities expense. General and administrative expense increased by 1.0% or $0.4 million to $38.2 million for the three months ended August 31, 2013 from $37.8 million for the three months ended August 31, 2012. The increase in general and administrative expenses results from increased compensation-related expense of $3.6 million and increased facility and infrastructure enhancements of $0.8 million which were partially offset by a reduction in professional service fees, which decreased $4.0 million. General and administrative expense decreased as a percentage of revenue to 10.2% for the three months ended August 31, 2013 from 11.7% for the three months ended August 31, 2012 as we begin to realize and leverage benefits from investments made during the prior fiscal year in process and technology infrastructure enhancements to support our corporate functions.

Interest income

Interest income decreased by $0.6 million or 29.1% for the three months ended August 31, 2013 as compared to the three months ended August 31, 2012. The decrease in interest income for the three months ended August 31, 2013 is attributable to prevailing lower yields earned on our cash and investment balances.

Other income (expense), net

Other income (expense), net increased $1.9 million for the three months ended August 31, 2013 as compared to the three months ended August 31, 2012. The increase is primarily due to an increase in net gains of $1.1 million realized on settlement of foreign currency transactions as a result of changes in foreign currency exchange rates for the three months ended August 31, 2013.

Income taxes

During the three months ended August 31, 2013, we recorded $17.5 million of income tax expense, which is based on an estimated annual effective tax rate of 30%. Our estimated annual effective tax rate of 30% is less than the U.S. federal statutory rate of 35% primarily due to foreign income taxed at lower rates and research tax credits.

During the three months ended August 31, 2012, we recorded $16.5 million of income tax expense, which was based on a then estimated annual effective tax rate of 32%. Our estimated annual effective tax rate of 32% was less than the U.S. federal statutory rate of 35% primarily due to foreign income taxed at lower rates.

Six months ended August 31, 2013 and August 31, 2012

The following table is a summary of our results of operations for the six months ended August 31, 2013 and August 31, 2012 (in thousands):

	Six Months Ended (Unaudited)
	August 31, 2013	August 31, 2012	$ Change	% Change
Revenue:
Subscriptions	$642,509	$551,371	$91,138	16.5%
Training and services	95,173	85,956	9,217	10.7

Total subscription and training and services revenue	737,682	637,327	100,355	15.7

Cost of subscription and training and services revenue:
Cost of subscriptions	46,893	36,786	10,107	27.5
As a % of subscription revenue	7.3%	6.7%
Cost of training and services	64,744	57,092	7,652	13.4
As a % of training and services revenue	68.0%	66.4%

Total cost of subscription and training and services revenue	111,637	93,878	17,759	18.9
As a % of total revenue	15.1%	14.7%

Total gross profit	626,045	543,449	82,596	15.2

Operating expense:
Sales and marketing	287,040	244,449	42,591	17.4
Research and development	152,100	123,246	28,854	23.4
General and administrative	72,537	71,724	813	1.1
Facility exit costs	2,171	3,142	(971)	(30.9)

Total operating expense	513,848	442,561	71,287	16.1

Income from operations	112,197	100,888	11,309	11.2
Interest income	3,029	4,448	(1,419)	(31.9)
Other income (expense), net	772	1,232	(460)	(37.3)

Income before provision for income taxes	115,998	106,568	9,430	8.8
Provision for income taxes	34,799	34,102	697	2.0

Net income	$81,199	$72,466	$8,733	12.1%

Gross profit margin-subscriptions	92.7%	93.3%
Gross profit margin-training and services	32.0%	33.6%
Gross profit margin	84.9%	85.3%
As a % of total revenue:
Subscription revenue	87.1%	86.5%
Training and services revenue	12.9%	13.5%
Sales and marketing expense	38.9%	38.4%
Research and development expense	20.6%	19.3%
General and administrative expense	9.8%	11.3%
Facility exit costs	0.3%	0.5%
Total operating expenses	69.7%	69.4%
Income from operations	15.2%	15.8%
Income before provision for income taxes	15.7%	16.7%
Net income	11.0%	11.4%
Estimated annual effective income tax rate	30.0%	32.0%

Revenue

Subscription revenue

Subscription revenue increased by 16.5% or $91.1 million to $642.5 million for the six months ended August 31, 2013 from $551.4 million for the six months ended August 31, 2012. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion, and continuing innovation, which attracts new customers and helps to drive renewals from existing customers.

Training and services revenue

Total training and services revenue increased by 10.7% or $9.2 million to $95.2 million for the six months ended August 31, 2013 from $86.0 million for the six months ended August 31, 2012. Training revenue increased 3.5% or $0.9 million, as some enterprises increased overall spending on discretionary items such as training during the first quarter of our current fiscal year despite the uneven economic environment. Our services revenue increased by 13.6% or $8.3 million as a result of an increase in consulting engagements driven by increased demand for our open source solutions. Combined training and services revenue decreased as a percentage of total revenue to 12.9% for the six months ended August 31, 2013 from 13.5% for the six months ended August 31, 2012.

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue increased by 27.5% or $10.1 million to $46.9 million for the six months ended August 31, 2013 from $36.8 million for the six months ended August 31, 2012. The increase is partially the result of continued additions to our technical support staff to meet the demands of our growing subscriber base for support, security updates and fixes, and includes additional compensation of $6.1 million. The remaining increase is driven primarily by incremental amortization expense of $3.8 million related to technology acquisitions. Gross profit margin on subscriptions decreased to 92.7% for the six months ended August 31, 2013 from 93.3% for the six months ended August 31, 2012. As the number of open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will occur at a rate slower than that of subscription revenue growth due to economies of scale.

Cost of training and services revenue

Cost of training and services revenue increased by 13.4% or $7.7 million to $64.7 million for the six months ended August 31, 2013 from $57.1 million for the six months ended August 31, 2012. The cost to deliver training increased 2.6% or $0.4 million to $13.9 million for the six months ended August 31, 2013 compared to $13.6 million for the six months ended August 31, 2012. The cost to deliver training as a percentage of training revenue decreased to 54.4% for the six months ended August 31, 2013 from 54.9% for the six months ended August 31, 2012 due to better utilization of both instructors and class room space as we transitioned from an on-site, employee-based, fixed-cost delivery model to a variable-cost delivery model with a global training partner that provides training services on our behalf. Costs to deliver our services revenue increased by 16.8% or $7.3 million and relate to additional employee compensation and travel associated with additions to our staff. Total costs to deliver training and services as a percentage of training and services revenue was 68.0% and 66.4% for each of the six month periods ended August 31, 2013 and August 31, 2012, respectively.

Gross profit

Gross profit margin decreased to 84.9% for the six months ended August 31, 2013 from 85.3% for the six months ended August 31, 2012 as a result of both increased amortization expense related to prior fiscal year’s complementary middleware and cloud-management technology acquisitions and increased headcount.

Operating expenses

Sales and marketing

Sales and marketing expense increased by 17.4% or $42.6 million to $287.0 million for the six months ended August 31, 2013 from $244.4 million for the six months ended August 31, 2012. This increase was primarily due to a $30.7 million increase in selling costs, which includes $26.2 million of additional employee compensation expense attributable to the expansion of our sales force from the prior year and $2.5 million related to travel. The remaining increase relates to marketing costs, which grew $11.9 million or 20.3% for the six months ended August 31, 2013 as compared to the six months ended August 31, 2012. The increase in marketing costs includes $5.8 million and $6.3 million related to increased headcount and advertising expense, respectively, to support our expanding marketing efforts. Sales and marketing expense increased as a percentage of revenue to 38.9% for the six months ended August 31, 2013 from 38.4% for the six months ended August 31, 2012 as we continue to invest in our sales and marketing function to expand the breadth of our global sales coverage and depth of our product sales coverage.

Research and development

Research and development expense increased by 23.4% or $28.9 million to $152.1 million for the six months ended August 31, 2013 from $123.2 million for the six months ended August 31, 2012. The increase in research and development costs primarily resulted from the expansion of our engineering group as a result of both direct hires and business combinations as we continue investing in cloud management and our other emerging technologies such as Red Hat Open Stack IaaS and OpenShift PaaS among others. Employee compensation increased by $22.7 million. The remaining increase in research and development costs relates primarily to process and technology infrastructure enhancements, which increased $3.9 million. Research and development expense was 20.6% and 19.3% of total revenue for the six months ended August 31, 2013 and August 31, 2012, respectively.

General and administrative

General and administrative expense increased by 1.1% or $0.8 million to $72.5 million for the six months ended August 31, 2013 from $71.7 million for the six months ended August 31, 2012. The increase in general and administrative expenses results from increased compensation-related expense of $4.3 million and increased facility and infrastructure enhancements of $2.1 million and were partially offset by a reduction in professional service fees, which decreased $5.8 million. General and administrative expense decreased as a percentage of revenue to 9.8% for the six months ended August 31, 2013 from 11.3% for the six months ended August 31, 2012 as we begin to realize and leverage benefits from investments made during the prior fiscal year in process and technology infrastructure enhancements to support our corporate functions.

Interest income

Interest income decreased by $1.4 million or 31.9% for the six months ended August 31, 2013 as compared to the six months ended August 31, 2012. The decrease in interest income for the three months ended August 31, 2013 is attributable to prevailing lower yields earned on our cash and investment balances.

Other income (expense), net

Other income (expense), net decreased $0.5 million for the six months ended August 31, 2013 as compared to the six months ended August 31, 2012. The decrease is primarily due to our share of a nonrecurring gain of $2.0 million we recognized in our prior fiscal year related to a strategic investment we account for under the equity method. The absence of such a gain in our current year results was partially offset by net gains realized on settlement of foreign currency transactions during the six months ended August 31, 2013.

Income taxes

During the six months ended August 31, 2013, we recorded $34.8 million of income tax expense, which is based on an estimated annual effective tax rate of 30%. Our estimated annual effective tax rate of 30% is less than the U.S. federal statutory rate of 35% primarily due to foreign income taxed at lower rates and research tax credits.

During the six months ended August 31, 2012, we recorded $34.1 million of income tax expense, which was based on a then estimated annual effective tax rate of 32%. Our estimated annual effective tax rate of 32% was less than the U.S. federal statutory rate of 35% primarily due to foreign income taxed at lower rates.

LIQUIDITY AND CAPITAL RESOURCES

We have historically derived a significant portion of our liquidity and operating capital from cash flows from operations as well as the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and follow-on public offerings, and the issuance of convertible debentures. At August 31, 2013, we had total cash and investments of $1.29 billion, which was comprised of $596.8 million in cash and cash equivalents, $235.9 million of short-term, available-for-sale, fixed-income investments, $30.9 million in interest-bearing deposit accounts with maturity dates greater than 30 days and $427.0 million of long-term, available-for-sale fixed-income investments. This compares to total cash and investments of $1.32 billion at February 28, 2013.

With $596.8 million in cash and cash equivalents on hand, we believe our cash and cash equivalent balances, together with our ability to generate additional cash from operations, should be sufficient to satisfy our cash requirements for the next twelve months and for the foreseeable future. We presently do not intend to liquidate our short and long-term investments in debt securities prior to their scheduled maturity dates. However, in the event that we liquidate these investments prior to their scheduled maturities and there are adverse changes in market interest rates or the overall economic environment, we could be required to recognize a realized loss on those investments when we liquidate. At August 31, 2013, net accumulated unrealized losses on our available-for-sale debt securities totaled $1.7 million. At February 28, 2013, net accumulated unrealized gains on our available-for-sale debt securities totaled $1.0 million.

Six months ended August 31, 2013

Cash flows—overview

At August 31, 2013, cash and cash equivalents totaled $596.8 million, an increase of $109.7 million as compared to February 28, 2013. The increase in cash and cash equivalents for the six months ended August 31, 2013 is primarily the result of cash provided by operations which generated $260.7 million and cash provided by investing activities which includes net proceeds from available-for-sale debt securities of $132.7 million. Cash provided by operations and investing activities was partially offset by financing activities which included the repurchase of 4,086,353 shares of our common stock at a total cost of $199.3 million. Net cash generated by operating and investing activities and used for financing activities is further described below.

Cash flows from operations

Cash provided by operations of $260.7 million during the six months ended August 31, 2013 includes net income of $81.2 million, adjustments to exclude the impact of non-cash revenues and expenses, which totaled a $104.8 million net source of cash, and changes in operating assets and liabilities, which totaled a $74.8 million net source of cash. Cash provided by changes in operating assets and liabilities for the six months ended August 31, 2013 was primarily the result of collections on our prior quarters’ significant billings which generated operating cash flow of $66.1 million and timing of disbursements settlement and growth in operating expenses which increased accounts payable and accrued expenses by $26.3 million. These working capital cash inflows were partially offset by a reduction in deferred revenue which reduced operating cash flow by $15.0 million.

Adjustments to exclude the impact of non-cash revenues and expenses related to deferred income taxes of $16.7 million was primarily due to research tax credits and share-based compensation deductions which were in excess of amounts originally recognized as expense in our consolidated statements of operations. Excess tax benefits from share-based compensation, which totaled $5.6 million, are considered a financing source of cash.

Cash flows from investing

Cash provided by investing activities of $69.7 million for the six months ended August 31, 2013 includes proceeds from net sales and maturities of available-for-sale securities of $132.7 million, which were partially offset by investments in property and equipment of $48.5 million, primarily related to leasehold improvements. Investments in other intangible assets, which include patents and software license fees, totaled $12.5 million for the six months ended August 31, 2013.

Cash flows from financing

Cash used in financing activities of $208.0 million for the six months ended August 31, 2013 includes $199.3 million used to repurchase 4,086,353 shares of our common stock. See NOTE 10—Share Repurchase Program to our Consolidated Financial Statements for further discussion of our share repurchase program. Payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to restricted share awards vesting during the six months ended August 31, 2013 totaled $14.8 million. Partially offsetting financing activities using cash were proceeds from excess tax benefits related to share-based employee compensation which totaled $5.6 million and proceeds from employees’ exercise of common stock options which totaled $1.1 million. Payments on other borrowings totaled $0.6 million for the six months ended August 31, 2013.

Investments in debt and equity securities

Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. At August 31, 2013 and February 28, 2013, the vast majority of our investments were priced with the assistance of pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the securities’ market value, including broker quotes or model valuations. Independent price verifications of all of our holdings are performed by the pricing vendors, which we review. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

Capital requirements

We have experienced a substantial increase in our operating expenses since our inception in connection with the growth of our operations, the development of our enterprise technologies, the expansion of our services operations and our acquisition activity. Our capital requirements during the fiscal year ending February 28, 2014 will depend on numerous factors, including the amount of resources we devote to:

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

We have utilized, and will continue from time to time to utilize, cash and investments to fund, among other potential uses, purchases of our common stock, purchases of fixed assets, purchases of intellectual property and mergers and acquisitions. Given our historically strong operating cash flow and the $1.29 billion of cash and investments held at August 31, 2013, we do not presently anticipate the need to raise cash to fund our operations, either through the sale of additional equity or through the issuance of debt, in the foreseeable future. However, we may take advantage of favorable capital market situations that may arise from time to time to raise additional capital.

We believe that cash flows from operations will continue to improve; however, there can be no assurances that we will improve our cash flows from operations from the current rate or that such cash flows will be adequate to fund other investments or acquisitions that we may choose to make. We may choose to accelerate the expansion of our business from our current plans, which may require us to raise additional funds through the sale of equity or debt securities or through other financing means. There can be no assurances that any such financing would occur in amounts or on terms favorable to us, if at all.

As of August 31, 2013, our cash, cash equivalents and available-for-sale investment securities totaled $1.29 billion, of which $640.1 million was held outside the U.S. Our intent is to reinvest the earnings of foreign subsidiaries indefinitely outside the U.S. to fund both organic growth and acquisitions. For further discussion related to geographic segments, see NOTE 11—Segment Reporting to our Consolidated Financial Statements.

With $650.6 million or 50.4% of our available cash, cash equivalents and available-for-sale investments, as of August 31, 2013, held within the U.S., we do not anticipate a need to repatriate any foreign earnings for the foreseeable future. However, if cash held outside the U.S. were needed to fund our U.S. operations, under current tax law we would be subject to additional taxes on the portion related to repatriated earnings of our foreign subsidiaries. As of February 28, 2013, undistributed foreign earnings totaled $200.5 million. For further discussion, see NOTE 11—Income Taxes contained in our Annual Report on Form 10-K for the year ended February 28, 2013.

Based on our expected utilization of NOL and tax credit carryforwards, we currently anticipate that we will be paying U.S. federal income tax beginning in our fiscal year ending February 28, 2015.

Off-balance sheet arrangements

As of August 31, 2013 and February 28, 2013, we have no off-balance sheet financing arrangements and do not utilize any “structured debt”, “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency exchange rate fluctuations and changes in the market value of our investments.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investments in available-for-sale securities. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of short-term and long-term investments in a variety of available-for-sale fixed and floating rate debt securities, including both government and corporate obligations. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income related to these securities may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or perceived credit risk related to the securities’ issuers. For example, a hypothetical one-half percentage point change in interest rates, assuming a parallel shift of all interest rates, would result in an approximate $0.6 million change in annual interest income derived from available-for-sale investments in our portfolio as of August 31, 2013. For further discussion related to our investments as of August 31, 2013 and February 28, 2013, see NOTE 6—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.

Investment Risk

The fair market value of our available-for-sale investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $11.5 million decrease in the fair value of our available-for-sale investment securities as of August 31, 2013. For further discussion related to our investments as of August 31, 2013 and February 28, 2013, see NOTE 6—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.

Credit Risk

Investments in debt and equity securities

The fair market values of our investment portfolio and cash balances are exposed to counterparty credit risk. Accordingly, while we periodically review our portfolio in an effort to mitigate counterparty risk, the principal values of our cash balances, money market accounts and investments in available-for-sale securities could suffer a loss of value.

Accounts receivable

As of August 31, 2013, one customer accounted for approximately 11% of the Company’s accounts receivable. As of February 28, 2013, no individual customer accounted for 10% or more of the Company’s accounts receivable.

Foreign Currency Risk

Approximately 44.3% of our revenue for the three months ended August 31, 2013 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency statements results in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decreases if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from the second quarter of our prior fiscal year ended February 28, 2013, our revenue and operating expenses from non-U.S. operations for the three months ended August 31, 2013 would have been higher than we reported by approximately $3.3 million and $1.2 million, respectively, which would have resulted in income from operations being higher by $2.1 million.

Using the average foreign currency exchange rates for the six months ended August 31, 2012, our revenue and operating expenses from non-U.S. operations for the six months ended August 31, 2013 would have been higher than we reported by approximately $9.6 million and $3.9 million, respectively, which would have resulted in income from operations being higher by $5.7 million.

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

The aggregate notional amount of outstanding forward contracts at August 31, 2013 was $33.2 million. The fair value of these outstanding contracts at August 31, 2013 was a gross $0.1 million asset and a gross $0.1 million liability, and is recorded in Other current assets and Accounts payable and accrued expenses, respectively on our Consolidated Balance Sheets. The forward contracts generally expire within three months of the period ended August 31, 2013. The forward contracts will settle in Australian dollars, Brazilian reais, Chilean pesos, Colombian pesos, Danish krone, Euros, Japanese yen, Mexican pesos, Norwegian krona, Singapore dollars, Swedish krona, Swiss francs, Taiwanese dollars and U.S. dollars.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), to eliminate diversity in practice of presenting unrecognized tax benefits as a liability or presenting unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward in certain circumstances by requiring that an unrecognized tax benefit be presented in the financial statements as a reduction to deferred tax assets excluding certain exceptions. ASU 2013-11 is effective prospectively for us in the first quarter of our fiscal year ending February 28, 2015. We do not believe that this updated standard will have a material impact on our consolidated financial statements.

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

Any failure by us to comply with our posted privacy policies or other federal, state or international privacy-related or data protection laws and regulations or a requirement to change our data practices could have an adverse effect on our business, financial condition, operating results and cash flows.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below sets forth information regarding the Company’s purchases of its common stock during its second fiscal quarter ended August 31, 2013:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
June 1, 2013—June 30, 2013	437,778	$45.70	437,778	$280.0 million
July 1, 2013—July 31, 2013	77,142	$49.69	—	$280.0 million
August 1, 2013—August 31, 2013	—	$—	—	$280.0 million

Total	514,920	$46.30	437,778	$280.0 million

(1)	During the three months ended August 31, 2013, the Company withheld an aggregate of 77,142 shares of its common stock from employees to satisfy minimum tax withholding obligations relating to the vesting of restricted share awards. These shares were not withheld pursuant to the program described in Note (2) below.
(2)	On April 15, 2013, the Company announced that its Board of Directors has authorized the repurchase of up to $300.0 million of Red Hat’s common stock from time to time on the open market or in privately negotiated transactions. The program commenced on April 16, 2013, and will expire on the earlier of (i) March 31, 2015, or (ii) a determination by the Board, Chief Executive Officer or Chief Financial Officer to discontinue the program. See NOTE 10—Share Repurchase Program to the Consolidated Financial Statements for information regarding the Company’s $300.0 million stock repurchase program announced on April 15, 2013.

ITEM 6.	EXHIBITS

(a) List of Exhibits

Exhibit No.	Exhibit

3.1+	Fourth Amended and Restated Certificate of Incorporation of Red Hat, Inc. (incorporated by reference to Exhibit 3.3 to the registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2013 (File No. 001-33162))

3.2+	Amended and Restated By-Laws of Red Hat, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2013 (File No. 001-33162))

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the registrant’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

Date: October 4, 2013	By:	/S/ JAMES M. WHITEHURST
James M. Whitehurst President and Chief Executive Officer (Duly Authorized Officer on Behalf of the Registrant)

RED HAT, INC.

Date: October 4, 2013	By:	/S/ CHARLES E. PETERS, JR.
Charles E. Peters, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

RED HAT, INC.

Date: October 4, 2013	By:	/S/ MARK E. COOK
Mark E. Cook Vice President Finance and Controller (Principal Accounting Officer)