Form 10-Q
period 2013-11-30
RED HAT INC
filed 2014-01-09
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

As of December 31, 2013, there were 189,538,365 shares of common stock outstanding.

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

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands—except share and per share amounts)

	November 30, 2013 (Unaudited)	February 28, 2013 (1)
ASSETS
Current assets:
Cash and cash equivalents	$642,111	$487,084
Investments in debt and equity securities, short-term	324,424	392,381
Accounts receivable, net of allowances for doubtful accounts of $1,495 and $1,339, respectively	309,753	302,942
Deferred tax assets, net	93,711	88,765
Prepaid expenses	96,142	94,421
Other current assets	2,459	3,156

Total current assets	$1,468,600	$1,368,749
Property and equipment, net of accumulated depreciation and amortization of $218,565 and $189,985, respectively	168,604	141,586
Goodwill	687,490	690,911
Identifiable intangibles, net	136,073	142,243
Investments in debt securities, long-term	360,114	438,908
Other assets, net	30,487	31,263

Total assets	$2,851,368	$2,813,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$190,868	$154,202
Deferred revenue	833,671	830,486
Other current obligations	1,007	1,024

Total current liabilities	$1,025,546	$985,712
Long-term deferred revenue	289,622	259,466
Other long-term obligations	64,997	48,321
Commitments and contingencies (NOTES 12 and 13)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 230,728,912 and 229,210,961 shares issued, and 189,525,534 and 193,021,226 shares outstanding at November 30, 2013 and February 28, 2013, respectively	23	23
Additional paid-in capital	1,857,738	1,802,899
Retained earnings	675,104	541,880
Treasury stock at cost, 41,203,378 and 36,189,735 shares at November 30, 2013 and February 28, 2013, respectively	(1,056,419)	(816,674)
Accumulated other comprehensive loss	(5,243)	(7,967)

Total stockholders’ equity	$1,471,203	$1,520,161

Total liabilities and stockholders’ equity	$2,851,368	$2,813,660

(1)	Derived from audited financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands—except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012
Revenue:
Subscriptions	$342,770	$294,186	$985,279	$845,557
Training and services	53,766	49,420	148,939	135,375

Total subscription and training and services revenue	396,536	343,606	1,134,218	980,932

Cost of subscription and training and services revenue:
Cost of subscriptions	24,544	21,153	71,437	57,939
Cost of training and services	35,883	31,965	100,627	89,056

Total cost of subscription and training and services revenue	60,427	53,118	172,064	146,995

Gross profit	336,109	290,488	962,154	833,937

Operating expense:
Sales and marketing	153,528	133,792	440,568	378,240
Research and development	82,519	68,655	234,619	191,901
General and administrative	39,270	38,122	111,807	109,847
Facility exit costs (NOTE 12)	—	—	2,171	3,142

Total operating expense	275,317	240,569	789,165	683,130

Income from operations	60,792	49,919	172,989	150,807
Interest income	1,579	1,936	4,608	6,384
Other income (expense), net	(440)	(730)	332	502

Income before provision for income taxes	61,931	51,125	177,929	157,693
Provision for income taxes	9,906	16,360	44,705	50,462

Net income	$52,025	$34,765	$133,224	$107,231

Basic net income per common share	$0.27	$0.18	$0.70	$0.56

Diluted net income per common share	$0.27	$0.18	$0.69	$0.55

Weighted average shares outstanding
Basic	189,514	193,374	190,024	193,127
Diluted	191,365	195,666	192,049	195,898

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012
Net income	$52,025	$34,765	$133,224	$107,231
Other comprehensive income (loss):
Change in foreign currency translation adjustment	5,248	5,485	3,199	(2,593)
Available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities during the period	2,213	849	(503)	2,578
Reclassification for gain realized on available-for-sale securities, reported in Other income (expense), net	(23)	(399)	(340)	(778)
Tax (expense) benefit	(759)	(144)	368	(576)

Net change in available-for-sale securities (net of tax)	1,431	306	(475)	1,224

Total other comprehensive income (loss)	6,679	5,791	2,724	(1,369)

Comprehensive income	$58,704	$40,556	$135,948	$105,862

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012
Cash flows from operating activities:
Net income	$52,025	$34,765	$133,224	$107,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,955	16,126	55,326	44,773
Share-based compensation expense	30,190	26,678	83,196	72,743
Deferred income taxes	2,016	6,686	18,679	29,749
Excess tax benefits from share-based payment arrangements	(3,428)	(8,100)	(9,071)	(27,900)
Net amortization of bond premium on debt securities available for sale	2,301	1,675	6,637	5,094
Other	438	(552)	485	(2,393)
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable	(75,330)	(35,291)	(9,249)	534
Prepaid expenses	(1,109)	2,652	(3,503)	(4,314)
Accounts payable and accrued expenses	12,272	19,879	38,565	42,809
Deferred revenue	56,019	35,207	40,999	56,515
Other	805	431	610	3,572

Net cash provided by operating activities	95,154	100,156	355,898	328,413

Cash flows from investing activities:
Purchase of investment in debt securities available for sale	(101,636)	(123,318)	(448,712)	(631,087)
Proceeds from sales and maturities of investment in debt securities available for sale	118,084	169,743	597,851	587,522
Acquisition of business, net of cash acquired	—	(21,188)	—	(31,239)
Purchase of other intangible assets	(682)	(5,577)	(13,203)	(32,440)
Purchase of property and equipment	(13,327)	(28,309)	(61,833)	(64,552)
Other	(150)	(66)	(2,084)	264

Net cash provided by (used in) investing activities	2,289	(8,715)	72,019	(171,532)

Cash flows from financing activities:
Excess tax benefits from share-based payment arrangements	3,428	8,100	9,071	27,900
Proceeds from exercise of common stock options	223	4,294	1,311	10,810
Payments related to net settlement of share-based compensation awards	(18,307)	(22,924)	(33,122)	(45,612)
Purchase of treasury stock	(40,018)	(52,018)	(239,363)	(84,900)
Payments on other borrowings	(362)	(205)	(979)	(682)

Net cash used in financing activities	(55,036)	(62,753)	(263,082)	(92,484)

Effect of foreign currency exchange rates on cash and cash equivalents	2,910	5,647	(9,808)	(7,703)

Net increase in cash and cash equivalents	45,317	34,335	155,027	56,694
Cash and cash equivalents at beginning of the period	596,794	571,576	487,084	549,217

Cash and cash equivalents at end of the period	$642,111	$605,911	$642,111	$605,911

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

NOTE 2—Summary of Significant Accounting Policies

Basis of presentation

The unaudited interim consolidated financial statements as of and for the three months and nine months ended November 30, 2013 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, consolidated other comprehensive income and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months and nine months ended November 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2014. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting. For further information, see the Company’s Consolidated Financial Statements, including notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2013.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 3—Changes in Equity

The following table summarizes the changes in the Company’s stockholders’ equity during the three months ended November 30, 2013 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at August 31, 2013	$23	$1,846,825	$623,079	$(1,016,401)	$(11,922)	$1,441,604
Net income	—	—	52,025	—	—	52,025
Other comprehensive income (loss), net of tax	—	—	—	—	6,679	6,679
Exercise of common stock options	—	223	—	—	—	223
Common stock repurchase (see NOTE 10)	—	—	—	(40,018)	—	(40,018)
Share-based compensation expense	—	30,190	—	—	—	30,190
Tax benefits related to share-based awards	—	(1,193)	—	—	—	(1,193)
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(18,307)	—	—	—	(18,307)

Balance at November 30, 2013	$23	$1,857,738	$675,104	$(1,056,419)	$(5,243)	$1,471,203

The following table summarizes the changes in the Company’s stockholders’ equity during the three months ended November 30, 2012 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at August 31, 2012	$23	$1,761,524	$464,142	$(728,894)	$(13,112)	$1,483,683
Net income	—	—	34,765	—	—	34,765
Other comprehensive income (loss), net of tax	—	—	—	—	5,791	5,791
Exercise of common stock options	—	4,294	—	—	—	4,294
Common stock repurchase	—	—	—	(52,018)	—	(52,018)
Share-based compensation expense	—	26,678	—	—	—	26,678
Tax benefits related to share-based awards	—	953	—	—	—	953
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(22,924)	—	—	—	(22,924)

Balance at November 30, 2012	$23	$1,770,525	$498,907	$(780,912)	$(7,321)	$1,481,222

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the changes in the Company’s stockholders’ equity during the nine months ended November 30, 2013 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at February 28, 2013	$23	$1,802,899	$541,880	$(816,674)	$(7,967)	$1,520,161
Net income	—	—	133,224	—	—	133,224
Other comprehensive income (loss), net of tax	—	—	—	—	2,724	2,724
Exercise of common stock options	—	1,311	—	—	—	1,311
Common stock repurchase (see NOTE 10)	—	—	—	(239,363)	—	(239,363)
Share-based compensation expense	—	83,196	—	—	—	83,196
Tax benefits related to share-based awards	—	3,072	—	—	—	3,072
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(33,122)	—	—	—	(33,122)
Other adjustments		382		(382)		—

Balance at November 30, 2013	$23	$1,857,738	$675,104	$(1,056,419)	$(5,243)	$1,471,203

The following table summarizes the changes in the Company’s stockholders’ equity during the nine months ended November 30, 2012 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at February 29, 2012	$23	$1,709,082	$391,676	$(696,012)	$(5,952)	$1,398,817
Net income	—	—	107,231	—	—	107,231
Other comprehensive income (loss), net of tax	—	—	—	—	(1,369)	(1,369)
Exercise of common stock options	—	10,810	—	—	—	10,810
Common stock repurchase	—	—	—	(84,900)	—	(84,900)
Share-based compensation expense	—	72,743	—	—	—	72,743
Tax benefits related to share-based awards	—	23,502	—	—	—	23,502
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(45,612)	—	—	—	(45,612)

Balance at November 30, 2012	$23	$1,770,525	$498,907	$(780,912)	$(7,321)	$1,481,222

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Accumulated other comprehensive loss

The following is a summary of accumulated other comprehensive loss as of November 30, 2013 and February 28, 2013 (in thousands):

	As of November 30, 2013	As of February 28, 2013
Accumulated loss from foreign currency translation adjustment	$(5,569)	$(8,768)
Accumulated unrealized gain, net of tax, on available-for-sale securities	326	801

Accumulated other comprehensive loss	$(5,243)	$(7,967)

NOTE 4—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of purchased technologies, customer and reseller relationships, trademarks, copyrights and patents and covenants not to compete which are amortized over the estimated useful life, generally on a straight-line basis with the exception of customer and reseller relationships which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit. Useful lives range from three to ten years. As of November 30, 2013 and February 28, 2013, trademarks with an indefinite estimated useful life totaled $9.6 million and $9.3 million, respectively.

The following is a summary of identifiable intangible assets (in thousands):

	As of November 30, 2013			As of February 28, 2013
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$100,420	$(33,011)	$67,409	$94,020	$(27,412)	$66,608
Purchased technologies	79,388	(53,614)	25,774	79,201	(46,507)	32,694
Customer and reseller relationships	89,985	(60,394)	29,591	89,959	(53,391)	36,568
Covenants not to compete	10,656	(5,513)	5,143	10,516	(4,143)	6,373
Other intangible assets	8,927	(771)	8,156	—	—	—

Total identifiable intangible assets	$289,376	$(153,303)	$136,073	$273,696	$(131,453)	$142,243

Amortization expense associated with identifiable intangible assets recognized in the Company’s Consolidated Financial Statements for the three months and nine months ended November 30, 2013 and November 30, 2012 is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012
Cost of revenue	$2,848	$1,433	$8,360	$3,252
Sales and marketing	2,244	2,076	6,395	6,272
Research and development	959	959	2,877	2,877
General and administrative	1,288	1,476	4,028	3,800

Total amortization expense	$7,339	$5,944	$21,660	$16,201

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 5—Income Taxes

Income Tax Expense

The following table summarizes the Company’s tax provision for the three months and nine months ended November 30, 2013 and November 30, 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012
Provision for income taxes:
Income before provision for income taxes	$61,931	$51,125	$177,929	$157,693
Estimated effective tax rate excluding discrete tax items (1)	22.8%	32.0%	27.5%	32.0%

Provision for income taxes	14,131	16,360	48,930	50,462
Discrete tax benefit	4,225	—	4,225	—

Provision for income taxes	$9,906	$16,360	$44,705	$50,462

(1)	An effective income tax rate, excluding discrete items, of 22.8% for the three months ended November 30, 2013 results from a change in the Company’s estimated annual effective tax rate from 30% as of August 31, 2013 to 27.5% as of November 30, 2013.

For the three months and nine months ended November 30, 2013, the Company recorded income tax expense of $9.9 million and $44.7 million, respectively. Tax expense for the three months and nine months ended November 30, 2013 includes a discrete tax benefit of $4.2 million primarily from the domestic production activities deduction for U.S. federal income tax purposes. Excluding the impact of the discrete tax benefit, the Company’s estimated annual effective tax rate was 27.5%. The estimated annual effective tax rate of 27.5% differs from the U.S. federal statutory rate of 35% principally due to foreign income taxed at lower rates, research tax credits and the domestic production activities deduction.

For the three months and nine months ended November 30, 2012, the Company’s estimated annual effective tax rate of 32% differed from the U.S. federal statutory rate of 35% principally due to foreign income taxed at lower rates.

Deferred Taxes

As of November 30, 2013, deferred tax assets net of deferred tax liabilities (current and non-current) totaled $91.6 million, of which $0.4 million was offset by a valuation allowance. The Company continues to maintain a valuation allowance against its deferred tax assets with respect to certain net operating loss (“NOL”) carryforwards.

As of November 30, 2013, the Company had U.S. federal and state NOL carryforwards of approximately $27.2 million and $97.4 million, respectively. As of November 30, 2013, the Company had U.S. federal and state research tax credit carryforwards of approximately $31.7 million and $9.7 million, respectively. The tax credit carryforwards are scheduled to expire in varying amounts beginning in the fiscal year ending February 28, 2019.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Unrecognized tax benefits

The Company’s unrecognized tax benefits were $56.8 million as of November 30, 2013 and $48.3 million as of February 28, 2013. The Company’s unrecognized tax benefits at November 30, 2013 and February 28, 2013, which, if recognized, would affect the Company’s effective tax rate were $47.5 million and $45.3 million, respectively.

During the nine months ended November 30, 2013, the amount of unrecognized tax benefits increased $7.3 million, primarily as a result of increases with respect to tax positions taken during prior periods. It is reasonably possible that the balance of unrecognized tax benefits may change within the next 12 months upon a conclusion of an income tax examination by the U.S. Internal Revenue Service. However, the Company is unable to estimate the range of potential change at this time.

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as income tax expense. Accrued interest and penalties related to unrecognized tax benefits totaled $5.2 million and $4.2 million as of November 30, 2013 and February 28, 2013, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of November 30, 2013. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at November 30, 2013 (in thousands):

	As of November 30, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$249,311	$249,311	$—	$—
Interest-bearing deposits (1)	59,039	—	59,039	—
Available-for-sale securities (1):
Commercial paper	4,000	—	4,000	—
U.S. agency securities	199,472	—	199,472	—
Corporate securities	357,313	—	357,313	—
Foreign government securities	68,714	—	68,714	—
Foreign currency derivatives (2)	58	—	58	—
Liabilities:
Foreign currency derivatives (3)	(278)	—	(278)	—

Total	$937,629	$249,311	$688,318	$—

(1)	Included in Cash and cash equivalents, Investments in debt and equity securities, short-term or Investments in debt securities, long-term in the Company’s Consolidated Balance Sheet at November 30, 2013, in addition to $388.8 million of cash.
(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at November 30, 2013.
(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at November 30, 2013.

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at February 28, 2013 (in thousands):

	As of February 28, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$143,680	$143,680	$—	$—
Interest-bearing deposits (1)	123,518	—	123,518	—
Available-for-sale securities (1):
Commercial paper	54,483	—	54,483	—
U.S. agency securities	359,993	—	359,993	—
Corporate securities	312,691	—	312,691	—
Foreign government securities	26,869	—	26,869	—
Equity securities (1)	274	274	—	—
Foreign currency derivatives (2)	280	—	280	—
Liabilities:
Foreign currency derivatives (3)	(219)	—	(219)	—

Total	$1,021,569	$143,954	$877,615	$—

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(1)	Included in Cash and cash equivalents, Investments in debt and equity securities, short-term or Investments in debt securities, long-term in the Company’s Consolidated Balance Sheet at February 28, 2013, in addition to $296.9 million of cash.
(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at February 28, 2013.
(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at February 28, 2013.

The following table represents the Company’s investments measured at fair value as of November 30, 2013 (in thousands):

					Balance Sheet Classification
	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Cash and cash equivalents	Investments in debt and equity securities, short-term	Investments in debt securities, long-term
		Gains	Losses (1)
Money markets	$249,311	$—	$—	$249,311	$249,311	$—	$—
Interest-bearing deposits	59,039	—	—	59,039	—	59,039	—
Commercial paper	4,000	—	—	4,000	4,000	—	—
U.S. agency securities	200,127	45	(700)	199,472	—	45,808	153,664
Corporate securities	356,203	1,227	(117)	357,313	—	150,863	206,450
Foreign government securities	68,709	7	(2)	68,714	—	68,714	—

Total	$937,389	$1,279	$(819)	$937,849	$253,311	$324,424	$360,114

(1)	As of November 30, 2013, there were less than $0.1 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer.

The following table represents the Company’s investments measured at fair value as of February 28, 2013 (in thousands):

					Balance Sheet Classification
	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Cash and cash equivalents	Investments in debt and equity securities, short-term	Investments in debt securities, long-term
		Gains	Losses (1)
Money markets	$143,680	$—	$—	$143,680	$143,680	$—	$—
Interest-bearing deposits	123,518	—	—	123,518	—	123,518	—
Commercial paper	54,483	—	—	54,483	39,498	14,985	—
U.S. agency securities	360,060	136	(203)	359,993	7,041	54,485	298,467
Corporate securities	311,561	1,262	(132)	312,691	—	172,250	140,441
Foreign government securities	26,902	2	(35)	26,869	—	26,869	—
Equity securities	6	268	—	274	—	274	—

Total	$1,020,210	$1,668	$(370)	$1,021,508	$190,219	$392,381	$438,908

(1)	As of February 28, 2013, there were less than $0.1 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer.

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

The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows as of November 30, 2013 and for the three months and nine months then ended (in thousands):

	As of November 30, 2013				Three Months Ended November 30, 2013	Nine Months Ended November 30, 2013
	Balance Sheet Location	Fair Value	Notional Value	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$58	$10,886	Other income (expense), net	$177	$800
Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	$(278)	$13,860	Other income (expense), net	$(389)	$(2,399)

TOTAL		$(220)	$24,746		$(212)	$(1,599)

The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows as of November 30, 2012 and for the three months and nine months then ended (in thousands):

	As of November 30, 2012				Three Months Ended November 30, 2012	Nine Months Ended November 30, 2012
	Balance Sheet Location	Fair Value	Notional Value	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$51	$11,417	Other income (expense), net	$226	$800
Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	$(78)	$30,705	Other income (expense), net	$(281)	$(1,423)

TOTAL		$(27)	$42,122		$(55)	$(623)

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

The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements for the three months and nine months ended November 30, 2013 and November 30, 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012
Cost of revenue	$2,922	$2,444	$8,861	$6,777
Sales and marketing	10,268	8,875	30,009	23,962
Research and development	9,161	7,935	25,100	22,040
General and administrative	7,839	7,424	19,226	19,964

Total share-based compensation	$30,190	$26,678	$83,196	$72,743

Share-based compensation expense qualifying for capitalization was insignificant for each of the three months and nine months ended November 30, 2013 and November 30, 2012. Accordingly, no share-based compensation expense was capitalized during the three months nor nine months ended November 30, 2013 and November 30, 2012.

Estimated annual forfeitures—An estimated forfeiture rate of 10.0% per annum, which approximates the Company’s historical rate, was applied to options and nonvested share units. Awards are adjusted to actual forfeiture rates at vesting. The Company reassesses its estimated forfeiture rate annually or when new information, including actual forfeitures, indicate a change is appropriate.

During the three months and nine months ended November 30, 2013, the Company granted the following share-based awards:

	Three Months Ended November 30, 2013		Nine Months Ended November 30, 2013
	Shares and Shares Underlying Awards	Weighted Average Per Share Fair Value	Shares and Shares Underlying Awards	Weighted Average Per Share Fair Value
Stock options	76,728	$11.70	128,537	$12.51
Service-based shares and share units	1,158,304	$43.60	2,197,391	$47.16
Performance share units—target (1)	—	$—	335,724	$47.86
Performance share awards (2)	93,875	$42.61	232,205	$45.74

Total awards	1,328,907	$41.69	2,893,857	$45.59

(1)

Certain executive officers and senior management were awarded a target number of performance share units (“PSUs”). PSU grantees may earn up to 200% of the target number of PSUs. Half of the target number of

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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
(2)	Certain executives and senior management were granted restricted stock awards. These shares were awarded subject to the achievement of a specified dollar amount of revenue for FY2014 (the “RSA Performance Goal”). If the Company fails to achieve the RSA Performance Goal for FY2014, then all such shares are forfeited. If the Company achieves the RSA Performance Goal for FY2014, then 25% of the restricted stock vests on July 16, 2014, and the remainder vests ratably on a quarterly basis over the course of the subsequent three–year period, provided that the grantee’s business relationship with the Company has not ceased.

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

The following table reconciles the numerators and denominators of the earnings per share calculation for the three months and nine months ended November 30, 2013 and November 30, 2012 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012
Net income, basic and diluted	$52,025	$34,765	$133,224	$107,231

Weighted average common shares outstanding	189,514	193,374	190,024	193,127
Incremental shares attributable to assumed vesting or exercise of outstanding equity awards shares	1,851	2,292	2,025	2,771

Diluted shares	191,365	195,666	192,049	195,898

Diluted net income per share	$0.27	$0.18	$0.69	$0.55

The following shares awards are not included in the computation of diluted earnings per share because the aggregate value of proceeds considered received upon either exercise or vesting were greater than the average market price of the Company’s common stock during the related periods and the effect of including such share awards in the computation would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012
Number of shares considered anti-dilutive for calculating diluted EPS	1,430	920	1,514	68

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

As of November 30, 2013, the Company had repurchased 1,358,004 shares of its common stock for $60.0 million under this program. As of November 30, 2013, the amount available under the program for the repurchase of the Company’s common stock was $240.0 million.

NOTE 11—Segment Reporting

The following summarizes revenue from unaffiliated customers and income (loss) from operations for the three months and nine months ended November 30, 2013 and November 30, 2012 and total cash, cash equivalents and available-for-sale investment securities and total assets as of November 30, 2013 and November 30, 2012 by geographic segment (in thousands):

	Americas	EMEA	Asia Pacific	Corporate (1)	Total

	Three Months Ended November 30, 2013
Revenue from unaffiliated customers	$249,744	$93,818	$52,974	$—	$396,536
Income (loss) from operations	$51,638	$27,265	$12,079	$(30,190)	$60,792

	Three Months Ended November 30, 2012
Revenue from unaffiliated customers	$220,277	$74,188	$49,141	$—	$343,606
Income (loss) from operations	$47,250	$17,924	$11,423	$(26,678)	$49,919

	Nine Months Ended November 30, 2013
Revenue from unaffiliated customers	$720,818	$260,107	$153,293	$—	$1,134,218
Income (loss) from operations	$145,666	$72,793	$37,726	$(83,196)	$172,989
Cash, cash equivalents and available-for-sale investment securities	$700,056	$445,688	$180,905	$—	$1,326,649
Total assets	$1,995,091	$624,269	$232,008	$—	$2,851,368

	Nine Months Ended November 30, 2012
Revenue from unaffiliated customers	$633,404	$207,670	$139,858	$—	$980,932
Income (loss) from operations	$132,739	$55,854	$34,957	$(72,743)	$150,807
Cash, cash equivalents and available-for-sale investment securities	$882,744	$328,411	$138,742	$—	$1,349,897
Total assets	$1,984,289	$473,455	$204,155	$—	$2,661,899

(1)	Amounts represent share-based compensation expense for each of the three months and nine months ended November 30, 2013 and November 30, 2012, which was not allocated to geographic segments.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Supplemental information about geographic areas

The following table lists, for each of the three months and nine months ended November 30, 2013 and November 30, 2012, revenue from unaffiliated customers in the United States, the Company’s country of domicile, and revenue from unaffiliated customers from foreign countries (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012
United States, the Company’s country of domicile	$217,653	$193,592	$628,195	$556,675
Foreign	178,883	150,014	506,023	424,257

Total revenue from unaffiliated customers	$396,536	$343,606	$1,134,218	$980,932

Total tangible long-lived assets located in the United States, the Company’s country of domicile, and similar tangible long-lived assets held outside the United States are summarized in the following table as of November 30, 2013 and February 28, 2013 (in thousands):

	As of November 30, 2013	As of February 28, 2013
United States, the Company’s country of domicile	$134,074	$105,029
Foreign	34,530	36,557

Total tangible long-lived assets	$168,604	$141,586

Supplemental information about major customers

For the three months ended November 30, 2013 and November 30, 2012, the U.S. government and its agencies generated approximately 9% and 12% of the Company’s total revenue from unaffiliated customers, respectively. For the nine months ended November 30, 2013 and November 30, 2012, the U.S. government and its agencies generated approximately 9% and 11% of the Company’s total revenue from unaffiliated customers, respectively.

NOTE 12—Commitments and Contingencies

Operating Leases

As of November 30, 2013, the Company leased office space and certain equipment under various non-cancelable operating leases. Rent expense under operating leases was $7.5 million and $6.8 million for the three months ended November 30, 2013 and November 30, 2012, respectively. For the nine months ended November 30, 2013 and November 30, 2012, rent expense under operating leases was $21.8 million and $19.8 million, respectively.

Facility Exit Costs

In December 2011, the Company entered into an agreement to sublease a building located in downtown Raleigh, North Carolina in which the Company’s headquarters are currently located. In connection with the

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

transition to the Company’s new headquarters, the Company has assigned or subleased its existing leases related to the two facilities that previously constituted the Company’s headquarters in Raleigh, North Carolina.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The table below represents the tangible and identifiable intangible assets and liabilities (in thousands) based on management’s assessment of the acquisition date fair value of the assets acquired and liabilities assumed:

Total Consideration Allocated
Estimated identifiable intangible assets (see detail below)	$17,340
Cash	222
Accounts receivable	570
Fixed assets	69
Deferred tax assets, net	6,610
Other assets	155
Accrued liabilities	(262)
Deferred revenue	(132)
Goodwill	79,910

Total consideration allocated	$104,482

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

Other acquisitions in fiscal 2013

During the fiscal year ended February 28, 2013, the Company entered into agreements to acquire two businesses operating in the middleware space. These acquisitions include technologies that are complementary to the Company’s JBoss Middleware technology. One acquisition, which included certain assets and related operations acquired from Polymita Technologies S.L. (“Polymita”), closed on August 28, 2012. The second acquisition closed on September 7, 2012 and included certain assets and related operations acquired from FuseSource, a division of Progress Software Corporation (“FuseSource”). The total cash consideration for these two acquisitions was $31.2 million. The total cash consideration transferred of $31.2 million has been allocated to the Company’s assets as follows: $17.5 million to goodwill, $13.2 million to identifiable intangible assets and the remaining $0.5 million to other current assets.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Pro forma consolidated financial information

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three months and nine months ended November 30, 2012 (in thousands, except per share amounts) as if the acquisitions of Polymita, FuseSource and ManageIQ had closed on March 1, 2012, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisitions actually taken place at the beginning of the period.

	Three Months Ended November 30, 2012	Nine Months Ended November 30, 2012
Revenue	$343,784	$981,807
Net income	32,361	94,647
Basic net income per common share	$0.17	$0.49
Diluted net income per common share	$0.17	$0.48

Goodwill

The following is a summary of changes in goodwill for the nine months ended November 30, 2013 (in thousands):

Balance at February 28, 2013	$690,911
Final purchase price allocation adjustment for ManageIQ (1)	(3,164)
Impact of foreign currency fluctuations	(257)

Balance at November 30, 2013	$687,490

(1)	The final measurement period adjustment of $3.2 million was not significant relative to the total consideration paid for ManageIQ and, therefore, the final adjustment has not been retrospectively applied to the Company’s Consolidated Balance Sheet as of February 28, 2013. If the Company had applied the adjustment retrospectively, the Deferred tax assets, net balance on the Company’s Consolidated Balance Sheet for the fiscal year ended February 28, 2013 would have been $3.2 million higher and the Goodwill balance on its Consolidated Balance Sheet for the fiscal year ended February 28, 2013 would have been $3.2 million lower.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue

For the three months ended November 30, 2013, total revenue increased 15.4% or $52.9 million to $396.5 million from $343.6 million for the three months ended November 30, 2012. Subscription revenue increased 16.5% or $48.6 million, driven primarily by additional subscriptions related to our principal RHEL and middleware technologies, which continue to gain broader market acceptance in mission-critical areas of computing, and our expansion of sales channels and our geographic footprint. The increase is, in part, a result of the continued migration of enterprises in industries such as financial services, government, technology and telecommunications to our open source solutions from proprietary technologies. Training and services revenue increased 8.8% or $4.3 million for the three months ended November 30, 2013 as compared to the three months ended November 30, 2012. The increase is driven primarily by customer interest in new products and technologies.

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

Deferred Revenue

Our deferred revenue, current and long-term, balance at November 30, 2013 was $1.12 billion. Because of our subscription model and revenue recognition policies, deferred revenue improves predictability of future revenue. For example, current deferred revenue provides a baseline for revenue to be recognized over the next twelve months. Similarly, long-term deferred revenue provides a baseline for revenue to be recognized beyond twelve months. Total deferred revenue at November 30, 2013 increased $33.3 million or 3.1% as compared to the balance at February 28, 2013 of $1.09 billion.

The increase in deferred revenue reported on our Consolidated Balance Sheets of $33.3 million differs from the $41.0 million increase in deferred revenue we reported on our Consolidated Statements of Cash Flows for the nine months ended November 30, 2013 due to changes in foreign currency exchange rates used to translate deferred revenue balances from our foreign subsidiaries’ functional currency into U.S. dollars.

The increase in deferred revenue of $41.0 million reported on our Consolidated Statement of Cash Flows for the nine months ended November 30, 2013 was driven primarily by the strengthening of our U.S. federal government and European businesses, both of which have faced challenging economic environments in prior quarters.

Subscription revenue

Our enterprise technologies are sold under subscription agreements. These agreements typically have a one- or three-year subscription period. A subscription generally entitles a customer to, among other things, a specified level of support, as well as new versions of the software, security updates, fixes, functionality enhancements and upgrades to the technology, if and when available, and compatibility with an ecosystem of certified hardware and software applications. Our customers have the ability to purchase higher levels of subscriptions that increase the level of support the customer is entitled to receive. Subscription revenue increased sequentially for the first, second and third quarters of fiscal 2014 and for each quarter of fiscal 2013 and 2012 and is being driven primarily by the increased use of open source software by the enterprise and our expansion of sales channels and geographic footprint during these periods.

Revenue by geography

For the three months ended November 30, 2013, approximately $178.9 million or 45.1% of our revenue was generated outside the United States compared to approximately $150.0 million or 43.7% for the three months ended November 30, 2012. Our international operations are expected to grow as our international sales force and channels become more mature and as we enter new locations or expand our presence in existing locations. As of November 30, 2013, we had offices in more than 80 locations throughout the world.

We operate our business in three geographic regions: the Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Australia, China, India, Japan, Singapore and South Korea). Revenue generated by the Americas, EMEA and APAC for the three months ended November 30, 2013 totaled $249.7 million, $93.8 million and $53.0 million, respectively, which resulted in year-over-year revenue growth in the Americas, EMEA and APAC of 13.4%, 26.5% and 7.8% respectively. Excluding the impact of foreign currency exchange rates, Americas, EMEA and APAC revenue grew 14.1%, 20.7% and 23.9%, respectively for the three months ended November 30, 2013 as compared to the three months ended November 30, 2012. As a result of our subscription-based revenue recognition model, revenue from the Americas continued to be affected by prior quarters’ U.S. federal government spending while Japan, which is the largest revenue-producing country in our APAC region, performed well despite a weakened yen.

As we expand further within each region, we anticipate revenue growth rates in local currencies to be similar among our geographic regions due to the similarity of products and services offered and the similarity in customer types or classes.

Gross profit

Gross profit margin increased to 84.8% for the three months ended November 30, 2013 from 84.5% for the three months ended November 30, 2012 due to a favorable mix shift, which increased subscription revenue relative to total revenue. The favorable mix shift was was partially offset by an increase in investments to expand our technical consulting staff.

Gross profit margin by geography

Gross profit margins generated by our geographic segments for the three months ended November 30, 2013 were as follows: Americas—85.0%, EMEA—88.3% and APAC—82.8%. For the three months ended November 30, 2012, gross profit margins generated by our geographic segments were as follows: Americas—84.3%, EMEA—88.4% and APAC—84.9%. Regional year-over-year variations in gross profit margins are primarily due to slight product mix shifts between subscriptions and services.

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

Income from operations

Operating income was 15.3% and 14.5% of total revenue for the three months ended November 30, 2013 and November 30, 2012, respectively. The increase in operating income as a percentage of revenue was due primarily to savings realized from our general and administrative functions as we continue to realize and leverage benefits from investments made during the prior fiscal year in process and technology infrastructure to support our corporate functions. Such savings were partially offset by our continued investment in new and emerging cloud management technologies resulting in increased research and development costs relative to revenue. These investments are described further in our analysis of results of operations below.

Income from operations by geography

Operating income as a percentage of revenue generated by our geographic segments for the three months ended November 30, 2013 was as follows: Americas—20.7%, EMEA—29.1% and APAC—22.8%. For the three months ended November 30, 2012, income from operations as a percentage of revenue generated by our geographic segments was as follows: Americas—21.5%, EMEA—24.2% and APAC—23.2%. Operating margin for the Americas and APAC decreased for the three months ended November 30, 2013 as compared to the three months ended November 30, 2012 primarily as a result of increased investments in research and development to support new technologies such as cloud management. The increase in operating margin for EMEA from 24.2% for the three months ended November 30, 2012, to 29.1% for the three months ended November 30, 2013 was due to reduced operating expense which included the impact of government incentives attributable to hiring in the region.

These geographic operating margins exclude the impact of share-based compensation expense, which was not allocated to our geographic segments.

Cash, cash equivalents, investments in debt and equity securities and cash flow from operations

Cash, cash equivalents and short-term and long-term available-for-sale investments in securities balances at November 30, 2013 totaled $1.33 billion. Cash generated from operating activities for the nine months ended November 30, 2013 totaled $355.9 million which represents an increase of 8.4% in operating cash flow as compared to the nine months ended November 30, 2012. This increase is due to increases in subscription and services revenues, billings and collections during the same periods.

Our significant cash and investment balances give us a measure of flexibility to take advantage of opportunities such as acquisitions, increasing investment in international areas and repurchasing our common stock.

Foreign currency exchange rates’ impact on results of operations

Approximately 45.1% of our revenue for the three months ended November 30, 2013 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions results in increased revenue and operating expenses from operations for our non-U.S. operations. Similarly, our revenue and operating expenses will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Three Months Ended November 30, 2013

Using the average foreign currency exchange rates from the third quarter of our prior fiscal year ended February 28, 2013, our revenue and operating expenses from non-U.S. operations for the three months ended November 30, 2013 would have been higher than we reported by approximately $5.2 million and $2.8 million, respectively, which would have resulted in income from operations being higher by $2.5 million.

Nine Months Ended November 30, 2013

Using the average foreign currency exchange rates for the nine months ended November 30, 2012, our revenue and operating expenses from non-U.S. operations for the nine months ended November 30, 2013 would have been higher than we reported by approximately $14.8 million and $6.3 million, respectively, which would have resulted in income from operations being higher by $8.4 million.

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

Also, during the year ended February 28, 2013, we completed the acquisition of ManageIQ, Inc. (“ManageIQ”), a Delaware corporation, for approximately $104.5 million in cash. Our acquisition of ManageIQ closed on December 21, 2012. ManageIQ develops, distributes and provides support for enterprise cloud management and automation software. As a result of the acquisition of ManageIQ, operating expenses increased by approximately $2.6 million for the three months ended November 30, 2013 as compared to the three months ended November 30, 2012.

Facility Exit Costs

In December 2011, we entered into an agreement to sublease a building located in downtown Raleigh, North Carolina in which our headquarters are currently located. In connection with the transition to our new headquarters, we have assigned or subleased our existing leases related to the two facilities that previously constituted our headquarters in Raleigh, North Carolina.

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

RESULTS OF OPERATIONS

Three months ended November 30, 2013 and November 30, 2012

The following table is a summary of our results of operations for the three months ended November 30, 2013 and November 30, 2012 (in thousands):

	Three Months Ended (Unaudited)
	November 30, 2013	November 30, 2012	$ Change	% Change
Revenue:
Subscriptions	$342,770	$294,186	$48,584	16.5%
Training and services	53,766	49,420	4,346	8.8

Total subscription and training and services revenue	396,536	343,606	52,930	15.4

Cost of subscription and training and services revenue:
Cost of subscriptions	24,544	21,153	3,391	16.0
As a % of subscription revenue	7.2%	7.2%
Cost of training and services	35,883	31,965	3,918	12.3
As a % of training and services revenue	66.7%	64.7%

Total cost of subscription and training and services revenue	60,427	53,118	7,309	13.8
As a % of total revenue	15.2%	15.5%

Total gross profit	336,109	290,488	45,621	15.7

Operating expense:
Sales and marketing	153,528	133,792	19,736	14.8
Research and development	82,519	68,655	13,864	20.2
General and administrative	39,270	38,122	1,148	3.0

Total operating expense	275,317	240,569	34,748	14.4

Income from operations	60,792	49,919	10,873	21.8
Interest income	1,579	1,936	(357)	(18.4)
Other income (expense), net	(440)	(730)	290	39.7

Income before provision for income taxes	61,931	51,125	10,806	21.1
Provision for income taxes (1)	9,906	16,360	(6,454)	(39.4)

Net income	$52,025	$34,765	$17,260	49.6%

Gross profit margin-subscriptions	92.8%	92.8%
Gross profit margin-training and services	33.3%	35.3%
Gross profit margin	84.8%	84.5%
As a % of total revenue:
Subscription revenue	86.4%	85.6%
Training and services revenue	13.6%	14.4%
Sales and marketing expense	38.7%	38.9%
Research and development expense	20.8%	20.0%
General and administrative expense	9.9%	11.1%
Total operating expenses	69.4%	70.0%
Income from operations	15.3%	14.5%
Income before provision for income taxes	15.6%	14.9%
Net income	13.1%	10.1%
Estimated annual effective income tax rate (1)	27.5%	32.0%

(1)	Provision for income taxes for the three months ended November 30, 2013 includes a net discrete tax benefit of $4.2 million and the impact of the change in our estimated annual effective tax rate from 30% to 27.5%. See Note 5 - Income Taxes to our Consolidated Financial Statements for further discussion.

Revenue

Subscription revenue

Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat enterprise technologies, increased by 16.5% or $48.6 million to $342.8 million for the three months ended November 30, 2013 from $294.2 million for the three months ended November 30, 2012. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion, and continuing innovation, which attracts new customers and helps to drive renewals from existing customers.

Training and services revenue

Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees received from customers for consulting services regarding our offerings, deployment of Red Hat enterprise technologies and for delivery of added functionality to Red Hat enterprise technologies for our major customers and OEM partners. Total training and services revenue increased by 8.8% or $4.3 million to $53.8 million for the three months ended November 30, 2013 from $49.4 million for the three months ended November 30, 2012. The increase is due to services revenue which increased by 12.5% or $4.3 million as a result of an increase in consulting engagements driven by increased demand for our open source solutions. Combined training and services revenue decreased as a percentage of total revenue to 13.6% for the three months ended November 30, 2013 from 14.4% for the three months ended November 30, 2012.

Cost of revenue

Cost of subscription revenue

The cost of subscription revenue primarily consists of expenses we incur to support, distribute, manufacture, augment and package Red Hat enterprise technologies. These costs include labor related cost to provide technical support, security updates and fixes, as well as costs for fulfillment, physical media, literature, packaging and shipping. Cost of subscription revenue increased by 16.0% or $3.4 million to $24.5 million for the three months ended November 30, 2013 from $21.2 million for the three months ended November 30, 2012. The increase is partially the result of continued additions to our technical support staff to meet the demands of our growing subscriber base for support, security updates and fixes, and includes additional compensation of $2.7 million. The remaining increase is driven primarily by incremental amortization expense of $1.5 million related to technology acquisitions. Gross profit margin on subscriptions remained unchanged at 92.8% for the three months ended November 30, 2013 and November 30, 2012. As the number of open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will occur at a rate slower than that of subscription revenue growth due to economies of scale.

Cost of training and services revenue

Cost of training and services revenue is mainly comprised of personnel and third-party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to various types of customers. Cost of training and services revenue increased by 12.3% or $3.9 million to $35.9 million for the three months ended November 30, 2013 from $32.0 million for the three months ended November 30, 2012. Costs to deliver our services revenue increased by 15.4% or $3.7 million and relate to additional employee compensation and travel associated with additions to our emerging technologies staff. Total costs to deliver training and services as a percentage of training and services revenue was 66.7% and 64.7% for each of the three month periods ended November 30, 2013 and November 30, 2012, respectively.

Gross profit

Gross profit margin increased to 84.8% for the three months ended November 30, 2013 from 84.5% for the three months ended November 30, 2012 due to a favorable mix shift, which increased subscription sales relative to total sales. The favorable mix shift was partially offset by an increase in investments to expand our technical consulting staff.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 14.8% or $19.7 million to $153.5 million for the three months ended November 30, 2013 from $133.8 million for the three months ended November 30, 2012. This increase was primarily due to a $15.9 million increase in selling costs, which includes $11.6 million of additional employee compensation expense attributable to the expansion of our sales force from the prior year and $1.7 million related to travel. The remaining increase relates to marketing costs, which grew $3.8 million or 11.1% for the three months ended November 30, 2013 as compared to the three months ended November 30, 2012. The increase in marketing costs includes $2.0 million and $2.5 million related to increased headcount and advertising expense, respectively, to support our expanding marketing efforts. Sales and marketing expense decreased as a percentage of revenue to 38.7% for the three months ended November 30, 2013 from 38.9% for the three months ended November 30, 2012 as we began to realize some scale economies from prior investments made in our sales and marketing function to expand the breadth of our global sales coverage and depth of our product sales coverage.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased by 20.2% or $13.9 million to $82.5 million for the three months ended November 30, 2013 from $68.7 million for the three months ended November 30, 2012. The increase in research and development costs primarily resulted from the expansion of our engineering group as a result of both direct hires and business combinations as we continue investing in cloud management and our other emerging technologies such as RHEL OpenStack Platform infrastructure-as-a-service (“IaaS”) and OpenShift platform-as-a-service (“PaaS”) among others. Employee compensation increased by $9.6 million. The remaining increase in research and development costs relates primarily to process and technology infrastructure enhancements, which increased $2.3 million. Research and development expense was 20.8% and 20.0% of total revenue for the three months ended November 30, 2013 and November 30, 2012, respectively.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including information systems, finance, accounting, legal, human resources and facilities expense. General and administrative expense increased by 3.0% or $1.1 million to $39.3 million for the three months ended November 30, 2013 from $38.1 million for the three months ended November 30, 2012. The increase in general and administrative expenses results from increased compensation-related expense of $3.4 million which was partially offset by a reduction in professional service fees. General and administrative expense decreased as a percentage of revenue to 9.9% for the three months ended November 30, 2013 from 11.1% for the three months ended November 30, 2012 as we continue to realize and leverage benefits from investments made during the prior fiscal year in process and technology infrastructure enhancements to support our corporate functions.

Interest income

Interest income decreased by $0.4 million or 18.4% for the three months ended November 30, 2013 as compared to the three months ended November 30, 2012. The decrease in interest income for the three months ended November 30, 2013 is attributable to prevailing lower yields earned on our cash and investment balances.

Other income (expense), net

Other income (expense), net increased $0.3 million for the three months ended November 30, 2013 as compared to the three months ended November 30, 2012. The increase is primarily due to an increase in net gains of $0.6 million realized on settlement of foreign currency transactions as a result of changes in foreign currency exchange rates for the three months ended November 30, 2013.

Income taxes

During the three months ended November 30, 2013, we recorded $9.9 million of income tax expense, which is based on an estimated annual effective tax rate of 27.5%, less a net discrete tax benefit of $4.2 million. Our estimated annual effective tax rate of 27.5% which excludes the impact of the discrete tax benefit, is less than the U.S. federal statutory rate of 35% primarily due to foreign income taxed at lower rates, research tax credits and the domestic production activities deduction.

During the three months ended November 30, 2012, we recorded $16.4 million of income tax expense, which was based on a then estimated annual effective tax rate of 32%. Our estimated annual effective tax rate of 32% was less than the U.S. federal statutory rate of 35% primarily due to foreign income taxed at lower rates.

Nine months ended November 30, 2013 and November 30, 2012

The following table is a summary of our results of operations for the nine months ended November 30, 2013 and November 30, 2012 (in thousands):

	Nine Months Ended (Unaudited)
	November 30, 2013	November 30, 2012	$ Change	% Change
Revenue:
Subscriptions	$985,279	$845,557	$139,722	16.5%
Training and services	148,939	135,375	13,564	10.0

Total subscription and training and services revenue	1,134,218	980,932	153,286	15.6

Cost of subscription and training and services revenue:
Cost of subscriptions	71,437	57,939	13,498	23.3
As a % of subscription revenue	7.3%	6.9%
Cost of training and services	100,627	89,056	11,571	13.0
As a % of training and services revenue	67.6%	65.8%

Total cost of subscription and training and services revenue	172,064	146,995	25,069	17.1
As a % of total revenue	15.2%	15.0%

Total gross profit	962,154	833,937	128,217	15.4

Operating expense:
Sales and marketing	440,568	378,240	62,328	16.5
Research and development	234,619	191,901	42,718	22.3
General and administrative	111,807	109,847	1,960	1.8
Facility exit costs	2,171	3,142	(971)	(30.9)

Total operating expense	789,165	683,130	106,035	15.5

Income from operations	172,989	150,807	22,182	14.7
Interest income	4,608	6,384	(1,776)	(27.8)
Other income (expense), net	332	502	(170)	(33.9)

Income before provision for income taxes	177,929	157,693	20,236	12.8
Provision for income taxes	44,705	50,462	(5,757)	(11.4)

Net income	$133,224	$107,231	$25,993	24.2%

Gross profit margin-subscriptions	92.7%	93.1%
Gross profit margin-training and services	32.4%	34.2%
Gross profit margin	84.8%	85.0%
As a % of total revenue:
Subscription revenue	86.9%	86.2%
Training and services revenue	13.1%	13.8%
Sales and marketing expense	38.8%	38.6%
Research and development expense	20.7%	19.6%
General and administrative expense	9.9%	11.2%
Facility exit costs	0.2%	0.3%
Total operating expenses	69.6%	69.6%
Income from operations	15.3%	15.4%
Income before provision for income taxes	15.7%	16.1%
Net income	11.7%	10.9%
Estimated annual effective income tax rate (1)	27.5%	32.0%

(1)	Estimated annual effective tax rate is based on estimated annual ordinary income and excludes a net discrete tax benefit of $4.2 million we recognized during the nine months ended November 30, 2013. See Note 5—Income Taxes to our Consolidated Financial Statements for further discussion.

Revenue

Subscription revenue

Subscription revenue increased by 16.5% or $139.7 million to $985.3 million for the nine months ended November 30, 2013 from $845.6 million for the nine months ended November 30, 2012. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion, and continuing innovation, which attracts new customers and helps to drive renewals from existing customers.

Training and services revenue

Total training and services revenue increased by 10.0% or $13.6 million to $148.9 million for the nine months ended November 30, 2013 from $135.4 million for the nine months ended November 30, 2012. Training revenue increased 2.3% or $0.9 million, as some enterprises increased overall spending on such discretionary items. Our services revenue increased by 13.2% or $12.6 million as a result of an increase in consulting engagements driven by increased demand for our open source solutions. Combined training and services revenue decreased as a percentage of total revenue to 13.1% for the nine months ended November 30, 2013 from 13.8% for the nine months ended November 30, 2012.

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue increased by 23.3% or $13.5 million to $71.4 million for the nine months ended November 30, 2013 from $57.9 million for the nine months ended November 30, 2012. The increase is partially the result of continued additions to our technical support staff to meet the demands of our growing subscriber base for support, security updates and fixes, and includes additional compensation of $8.8 million. The remaining increase is driven primarily by incremental amortization expense of $5.2 million related to technology acquisitions. Gross profit margin on subscriptions decreased to 92.7% for the nine months ended November 30, 2013 from 93.1% for the nine months ended November 30, 2012. As the number of open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will occur at a rate slower than that of subscription revenue growth due to economies of scale.

Cost of training and services revenue

Cost of training and services revenue increased by 13.0% or $11.6 million to $100.6 million for the nine months ended November 30, 2013 from $89.1 million for the nine months ended November 30, 2012. The cost to deliver training increased 2.5% or $0.5 million to $21.8 million for the nine months ended November 30, 2013 compared to $21.3 million for the nine months ended November 30, 2012. Costs to deliver our services revenue increased by 16.3% or $11.0 million and relate to additional employee compensation and travel associated with additions to our technical staff to support our emerging technologies. Total costs to deliver training and services as a percentage of training and services revenue was 67.6% and 65.8% for each of the nine months ended month periods ended November 30, 2013 and November 30, 2012, respectively.

Gross profit

Gross profit margin decreased to 84.8% for the nine months ended November 30, 2013 from 85.0% for the nine months ended November 30, 2012 as a result of both increased amortization expense related to prior fiscal year’s complementary middleware and cloud-management technology acquisitions and increased headcount.

Operating expenses

Sales and marketing

Sales and marketing expense increased by 16.5% or $62.3 million to $440.6 million for the nine months ended November 30, 2013 from $378.2 million for the nine months ended November 30, 2012. This increase was primarily due to a $46.6 million increase in selling costs, which includes $37.8 million of additional employee compensation expense attributable to the expansion of our sales force from the prior year and $4.3 million related to travel. The remaining increase relates to marketing costs, which grew $15.7 million or 16.9% for the nine months ended November 30, 2013 as compared to the nine months ended November 30, 2012. The increase in marketing costs includes $7.7 million and $8.7 million related to increased headcount and advertising expense, respectively, to support our expanding marketing efforts. Sales and marketing expense increased as a percentage of revenue to 38.8% for the nine months ended November 30, 2013 from 38.6% for the nine months ended November 30, 2012 as we continue to invest in our sales and marketing function to expand the breadth of our global sales coverage and depth of our product sales coverage.

Research and development

Research and development expense increased by 22.3% or $42.7 million to $234.6 million for the nine months ended November 30, 2013 from $191.9 million for the nine months ended November 30, 2012. The increase in research and development costs primarily resulted from the expansion of our engineering group as a result of both direct hires and business combinations as we continue investing in cloud management and our other emerging technologies such as RHEL OpenStack Plaform IaaS and OpenShift PaaS among others. Employee compensation increased by $32.3 million. The remaining increase in research and development costs relates primarily to process and technology infrastructure enhancements, which increased $6.1 million. Research and development expense was 20.7% and 19.6% of total revenue for the nine months ended November 30, 2013 and November 30, 2012, respectively.

General and administrative

General and administrative expense increased by 1.8% or $2.0 million to $111.8 million for the nine months ended November 30, 2013 from $109.8 million for the nine months ended November 30, 2012. The increase in general and administrative expenses results from increased compensation-related expense of $7.7 million and increased facility and infrastructure enhancements of $2.4 million and were partially offset by a reduction in professional service fees, which decreased $8.7 million. General and administrative expense decreased as a percentage of revenue to 9.9% for the nine months ended November 30, 2013 from 11.2% for the nine months ended November 30, 2012 as we begin to realize and leverage benefits from investments made during the prior fiscal year in process and technology infrastructure enhancements to support our corporate functions.

Interest income

Interest income decreased by $1.8 million or 27.8% for the nine months ended November 30, 2013 as compared to the nine months ended November 30, 2012. The decrease in interest income for the nine months ended November 30, 2013 is attributable to prevailing lower yields earned on our cash and investment balances.

Other income (expense), net

Other income (expense), net decreased $0.2 million for the nine months ended November 30, 2013 as compared to the nine months ended November 30, 2012. The decrease is primarily due to our share of a nonrecurring gain of $2.0 million we recognized in our prior fiscal year related to a strategic investment we account for under the equity method. The absence of such a gain in our current year results was partially offset by net gains realized on settlement of foreign currency transactions during the nine months ended November 30, 2013.

Income taxes

During the nine months ended November 30, 2013, we recorded $44.7 million of income tax expense, which is based on an estimated annual effective tax rate of 27.5%, less a net discrete tax benefit of $4.2 million. Our estimated annual effective tax rate of 27.5%, which excludes the impact of the net discrete tax benefit, is less than the U.S. federal statutory rate of 35% primarily due to foreign income taxed at lower rates, research tax credits and the domestic production activities deduction.

During the nine months ended November 30, 2012, we recorded $50.5 million of income tax expense, which was based on a then estimated annual effective tax rate of 32%. Our estimated annual effective tax rate of 32% was less than the U.S. federal statutory rate of 35% primarily due to foreign income taxed at lower rates.

LIQUIDITY AND CAPITAL RESOURCES

We derive our liquidity and operating capital primarily from cash flows from operations. Historically, we also received cash from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and follow-on public offerings, and the issuance of convertible debentures. At November 30, 2013, we had total cash and investments of $1.33 billion, which was comprised of $642.1 million in cash and cash equivalents, $265.4 million of short-term, available-for-sale, fixed-income investments, $59.0 million in interest-bearing deposit accounts with maturity dates greater than 30 days and $360.1 million of long-term, available-for-sale fixed-income investments. This compares to total cash and investments of $1.32 billion at February 28, 2013.

With $642.1 million in cash and cash equivalents on hand, we believe our cash and cash equivalent balances, together with our ability to generate additional cash from operations, should be sufficient to satisfy our cash requirements for the next twelve months and for the foreseeable future. We presently do not intend to liquidate our short and long-term investments in debt securities prior to their scheduled maturity dates. However, in the event that we liquidate these investments prior to their scheduled maturities and there are adverse changes in market interest rates or the overall economic environment, we could be required to recognize a realized loss on those investments when we liquidate. At November 30, 2013, net accumulated unrealized gains on our available-for-sale debt securities totaled $0.5 million. At February 28, 2013, net accumulated unrealized gains on our available-for-sale debt securities totaled $1.0 million.

Nine months ended November 30, 2013

Cash flows—overview

At November 30, 2013, cash and cash equivalents totaled $642.1 million, an increase of $155.0 million as compared to February 28, 2013. The increase in cash and cash equivalents for the nine months ended November 30, 2013 is primarily the result of cash provided by operations which generated $355.9 million and cash provided by investing activities which includes net proceeds from available-for-sale debt securities of $149.1 million. Cash provided by operations and investing activities was partially offset by financing activities which included the repurchase of 5,006,579 shares of our common stock at a total cost of $239.4 million and investments in property and equipment which totaled $61.8 million for the nine months ended November 30, 2013. Net cash generated by operating and investing activities and used for financing activities is further described below.

Cash flows from operations

Cash provided by operations of $355.9 million during the nine months ended November 30, 2013 includes net income of $133.2 million, adjustments to exclude the impact of non-cash revenues and expenses, which totaled a $155.3 million net source of cash, and changes in operating assets and liabilities, which totaled a $67.4 million net source of cash. Cash provided by changes in operating assets and liabilities for the nine months ended

November 30, 2013 was primarily the result of growth in billings which generated incremental operating cash flow of $31.8 million composed of an increase in deferred revenue of $41.0 million offset by an increase in accounts receivable of $9.2 million for the nine months ended November 30, 2013 and timing of disbursements settlement and growth in operating expenses which increased accounts payable and accrued expenses by $38.6 million.

Adjustments to exclude the impact of non-cash revenues and expenses related to deferred income taxes of $18.7 million was primarily due to research tax credits and share-based compensation deductions which were in excess of amounts originally recognized as expense in our consolidated statements of operations. Excess tax benefits from share-based compensation, which totaled $9.1 million, are considered a financing source of cash.

Cash flows from investing

Cash provided by investing activities of $72.0 million for the nine months ended November 30, 2013 includes proceeds from net sales and maturities of available-for-sale securities of $149.1 million, which were partially offset by investments in property and equipment of $61.8 million, primarily related to leasehold improvements. Investments in other intangible assets, which include patents and software license fees, totaled $13.2 million for the nine months ended November 30, 2013.

Cash flows from financing

Cash used in financing activities of $263.1 million for the nine months ended November 30, 2013 includes $239.4 million used to repurchase 5,006,579 shares of our common stock. See NOTE 10—Share Repurchase Program to our Consolidated Financial Statements for further discussion of our share repurchase program. Payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to restricted share awards vesting during the nine months ended November 30, 2013 totaled $33.1 million. Partially offsetting financing activities using cash were proceeds from excess tax benefits related to share-based employee compensation which totaled $9.1 million and proceeds from employees’ exercise of common stock options which totaled $1.3 million. Payments on other borrowings totaled $1.0 million for the nine months ended November 30, 2013.

Investments in debt and equity securities

Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. At November 30, 2013 and February 28, 2013, the vast majority of our investments were priced with the assistance of pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the securities’ market value, including broker quotes or model valuations. Independent price verifications of all of our holdings are performed by the pricing vendors, which we review. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

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

We have utilized, and will continue from time to time to utilize, cash and investments to fund, among other potential uses, purchases of our common stock, purchases of fixed assets, purchases of intellectual property and mergers and acquisitions. Given our historically strong operating cash flow and the $1.33 billion of cash and investments held at November 30, 2013, we do not presently anticipate the need to raise cash to fund our operations, either through the sale of additional equity or through the issuance of debt, in the foreseeable future. However, we may take advantage of favorable capital market situations that may arise from time to time to raise additional capital.

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

As of November 30, 2013, our cash, cash equivalents and available-for-sale investment securities totaled $1.33 billion, of which $657.5 million was held outside the U.S. Our intent is to reinvest the earnings of foreign subsidiaries indefinitely outside the U.S. to fund both organic growth and acquisitions. For further discussion related to geographic segments, see NOTE 11—Segment Reporting to our Consolidated Financial Statements.

With $669.2 million or 50.4% of our available cash, cash equivalents and available-for-sale investments, as of November 30, 2013, held within the U.S., we do not anticipate a need to repatriate any foreign earnings for the foreseeable future. However, if cash held outside the U.S. were needed to fund our U.S. operations, under current tax law we would be subject to additional taxes on the portion related to repatriated earnings of our foreign subsidiaries. As of February 28, 2013, undistributed foreign earnings totaled $200.5 million. For further discussion, see NOTE 11—Income Taxes contained in our Annual Report on Form 10-K for the year ended February 28, 2013.

Based on our expected utilization of NOL and tax credit carryforwards, we currently anticipate that we will be paying U.S. federal income tax beginning in the fourth quarter of our fiscal year ending February 28, 2014.

Off-balance sheet arrangements

As of November 30, 2013 and February 28, 2013, we have no off-balance sheet financing arrangements and do not utilize any “structured debt”, “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency exchange rate fluctuations and changes in the market value of our investments.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investments in available-for-sale securities. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of short-term and long-term investments in a variety of available-for-sale fixed and floating rate debt securities, including both government and corporate obligations. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income related to these securities may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or perceived credit risk related to the securities’ issuers. For example, a hypothetical one-half percentage point change in interest rates, assuming a parallel shift of all interest rates, would result in an approximate $0.6 million change in annual interest income derived from available-for-sale investments in our portfolio as of November 30, 2013. For further discussion related to our investments as of November 30, 2013 and February 28, 2013, see NOTE 6—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.

Investment Risk

The fair market value of our available-for-sale investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $8.6 million decrease in the fair value of our available-for-sale investment securities as of November 30, 2013. For further discussion related to our investments as of November 30, 2013 and February 28, 2013, see NOTE 6—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.

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

Accounts receivable

As of November 30, 2013 and February 28, 2013, no individual customer accounted for 10% or more of the Company’s accounts receivable.

Foreign Currency Risk

Approximately 45.1% of our revenue for the three months ended November 30, 2013 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into

U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency statements results in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decreases if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from the third quarter of our prior fiscal year ended February 28, 2013, our revenue and operating expenses from non-U.S. operations for the three months ended November 30, 2013 would have been higher than we reported by approximately $5.2 million and $2.8 million, respectively, which would have resulted in income from operations being higher by $2.5 million.

Using the average foreign currency exchange rates for the nine months ended November 30, 2012, our revenue and operating expenses from non-U.S. operations for the nine months ended November 30, 2013 would have been higher than we reported by approximately $14.8 million and $6.3 million, respectively, which would have resulted in income from operations being higher by $8.4 million.

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

The aggregate notional amount of outstanding forward contracts at November 30, 2013 was $24.7 million. The fair value of these outstanding contracts at November 30, 2013 was a gross $0.1 million asset and a gross $0.3 million liability, and is recorded in Other current assets and Accounts payable and accrued expenses, respectively on our Consolidated Balance Sheets. The forward contracts generally expire within three months of the period ended November 30, 2013. The forward contracts will settle in Australian dollars, Euros, Hong Kong dollars, Japanese yen, Malaysian ringgit, Mexican pesos, Norwegian krona, Singapore dollars, Swedish krona, Swiss francs, Taiwanese dollars and U.S. dollars.

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

We may lack the resources needed to compete successfully with our current competitors as well as potential new competitors. Moreover, we compete in certain areas with our partners and potential partners, and this may adversely impact our relationship with an individual partner or a number of partners. Competitive pressures could affect prices or demand for our offerings, resulting in reduced profit margins and loss of market opportunity. We may have to lower the prices of our offerings to stay competitive, which could adversely affect our margins and financial condition. In addition, if our pricing and other factors are not sufficiently competitive, we may lose market share. Industry consolidation may also effect competition by creating larger and potentially stronger competitors in the markets in which we compete, which may adversely affect our business.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below sets forth information regarding the Company’s purchases of its common stock during its third fiscal quarter ended November 30, 2013:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
September 1, 2013—September 30, 2013	—	$—	—	$280.0 million
October 1, 2013—October 31, 2013	1,340,855	$43.50	920,226	$240.0 million
November 1, 2013—November 30, 2013	—	$—	—	$240.0 million

Total	1,340,855	$43.50	920,226	$240.0 million

(1)	During the three months ended November 30, 2013, the Company withheld an aggregate of 420,629 shares of its common stock from employees to satisfy minimum tax withholding obligations relating to the vesting of restricted share awards. These shares were not withheld pursuant to the program described in Note (2) below.
(2)	On April 15, 2013, the Company announced that its Board of Directors has authorized the repurchase of up to $300.0 million of Red Hat’s common stock from time to time on the open market or in privately negotiated transactions. The program commenced on April 16, 2013, and will expire on the earlier of (i) March 31, 2015, or (ii) a determination by the Board, Chief Executive Officer or Chief Financial Officer to discontinue the program. See NOTE 10—Share Repurchase Program to the Consolidated Financial Statements for information regarding the Company’s $300.0 million stock repurchase program announced on April 15, 2013.

ITEM 6.	EXHIBITS

(a) List of Exhibits

Exhibit No.	Exhibit

10.1*	Cash Retention Agreement, dated October 16, 2013, between Red Hat, Inc. and Brian Stevens

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the registrant’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

Date: January 9, 2014	By:	/S/ JAMES M. WHITEHURST
James M. Whitehurst President and Chief Executive Officer (Duly Authorized Officer on Behalf of the Registrant)

RED HAT, INC.

Date: January 9, 2014	By:	/S/ CHARLES E. PETERS, JR.
Charles E. Peters, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

RED HAT, INC.

Date: January 9, 2014	By:	/S/ MARK E. COOK
Mark E. Cook Vice President Finance and Controller (Principal Accounting Officer)