Form 10-K
period 2014-02-28
RED HAT INC
filed 2014-04-24
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 28, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of August 30, 2013 was approximately $8.0 billion based on the closing price of $50.52 of our common stock as reported by the New York Stock Exchange on August 30, 2013. For purposes of the immediately preceding sentence, the term “affiliate” consists of each director, executive officer and greater than 10% stockholder of the registrant. There were 189,344,281 shares of common stock outstanding as of April 16, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Red Hat, Inc.’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with its annual meeting of stockholders to be held on August 7, 2014 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Certain statements contained in this report and the documents incorporated by reference in this report, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions, and any statement that is not strictly a historical statement could be deemed to be a forward-looking statement (for example, statements regarding current or future financial performance, management’s plans and objectives for future operations, product plans and performance, management’s expectations regarding market risk and market penetration, management’s assessment of market factors or strategies, objectives and plans of Red Hat, Inc. together with its subsidiaries (“Red Hat”) and its partners). Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “will,” and similar expressions, may also identify such forward-looking statements. Red Hat may also make forward-looking statements in other filings made with the Securities and Exchange Commission (“SEC”), press releases, materials delivered to stockholders and oral statements made by management. Investors are cautioned that these forward-looking statements are inherently uncertain, are not guarantees of Red Hat’s future performance and are subject to a number of risks and uncertainties that could cause Red Hat’s actual results to differ materially from those found in the forward-looking statements and from historical trends. These risks and uncertainties include the risks and cautionary statements detailed in Item 1A, “Risk Factors” and elsewhere in this report as well as in Red Hat’s other filings with the SEC, copies of which may be accessed through the SEC’s web site at http://www.sec.gov. Readers are urged to carefully review these risks and cautionary statements. Moreover, Red Hat operates in a rapidly changing and highly competitive environment. It is impossible to predict all risks and uncertainties or assess the impact of any new risk or uncertainty on our business or any forward-looking statement. The forward-looking statements included in this report represent our views as of the date of this report. We specifically disclaim any obligation to update these forward-looking statements in the future. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this report.

ITEM 1.	BUSINESS

OVERVIEW

Red Hat is a leading global provider of open source software solutions, using a community-powered approach to develop and offer reliable and high-performing operating system, virtualization, middleware, storage and cloud technologies.

Our business model

Development. Red Hat employs an open source software development model that uses the collective input, resources and knowledge of a global community of contributors who collaborate to develop, maintain and enhance software. We believe this model offers advantages to Red Hat because we are able to offer our software more quickly and with lower development cost than is typical of many software vendors who use a proprietary model to develop their products. Our open source development model also benefits our customers, who are able to take advantage of the quality and value of open source software that we help to develop, aggregate, integrate, test, certify, deliver, maintain, enhance and support.

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

Subscriptions. We provide our software offerings primarily under annual or multi-year subscriptions. A subscription generally entitles a customer to, among other things, a specified level of support, as well as new versions of the software, security updates, fixes, functionality enhancements and upgrades to the technology, if and when available, and compatibility with an ecosystem of certified hardware and software.

Our offerings

Our software offerings are designed to provide customers with high-performing, scalable, flexible, reliable, secure and stable technologies that meet the information technology (“IT”) infrastructure needs of enterprises. These offerings include:

•	Red Hat Enterprise Linux—an operating system that runs on a broad range of hardware, including mainframes, servers and work stations.

•

Red Hat Enterprise Virtualization—software that allows customers to manage a common hardware infrastructure to run multiple operating systems and applications. Our virtualization offerings are designed to permit customers to optimize resource allocation and operational flexibility in their IT environments.

•	Red Hat JBoss Middleware—a family of offerings and technologies used for developing, deploying and managing enterprise applications.

•	Red Hat Storage Server—software that enables enterprises to treat physical storage as a scalable, standardized, centrally managed pool of virtual storage.

•

Red Hat cloud offerings—enterprise technologies that enable customers to take advantage of the benefits of cloud computing. Cloud computing is a term used to refer to an IT infrastructure that allows multiple users to access a shared pool of computing resources (such as networks, processors, storage platforms, operating systems and applications). In a cloud environment, computing resources may be deployed more rapidly and efficiently, and usage may be increased or decreased as needed.

We also offer a wide range of services that are designed to help customers derive additional value from Red Hat enterprise technologies. Our consulting services assist customers to enable infrastructure, application integration, middleware and cloud solutions. Our support services provide customers with technical support to assist with implementing, configuring and using Red Hat enterprise technologies. Our training services help populate customers and partners with skilled Red Hat certified professionals.

Red Hat, Inc. was incorporated in Connecticut in March 1993 as ACC Corp., Inc., which subsequently changed its name to Red Hat Software, Inc. Red Hat Software, Inc. reincorporated in Delaware in September 1998 and changed its name to Red Hat, Inc. in June 1999. Except as otherwise indicated, all references in this report to “we”, “us”, “our”, the “Company”, the “registrant”, or “Red Hat” refer to Red Hat, Inc. and its subsidiaries. Our fiscal year ends on the last day of February, and we identify our fiscal years by the calendar years in which they end. For example, we refer to the fiscal year ended February 28, 2014 as “fiscal 2014.”

OUR BUSINESS

We use the open source software development and licensing model to provide our enterprise offerings to customers primarily on a subscription basis. Subscriptions for our offerings are marketed and sold to customers directly and through channel partners.

Development and licensing of Red Hat’s open source offerings

The open source software development model allows us to use the collective input, resources and knowledge of global communities of contributors who collaborate to develop, maintain and enhance software.

We develop our enterprise offerings by working with these open source development communities, often in a leadership role. Red Hat sponsors a number of open source communities, including the Fedora Project, GlusterFS, the JBoss community projects and OpenShift Origin. We are also an active participant in other communities such as OpenStack. Our role helps us to benefit from the efforts of these communities, which we believe allows us to reduce both development cost and time and enhance acceptance and support of our offerings and technologies. Additionally, the open and transparent nature of these communities provides our customers and potential customers with access and insights into, and the ability to influence, the future direction of our enterprise offerings.

Under the open source licensing model, a software developer distributes the human-readable source code version of the software under an open source license, such as the GNU General Public License (“GPL”) or GNU Lesser General Public License. Open source licenses provide relatively broad rights for recipients of the software to use, copy, modify and redistribute the software. These rights afford significant latitude for recipients to inspect, suggest changes, customize or enhance the software.

The open source model provides an inherent level of transparency and choice that contrasts with the proprietary software model. Under the proprietary software model, a software vendor generally develops the software itself or acquires components from other vendors, without the input from a wider community of participants. The vendor generally licenses to the user only the machine-readable binary (or object) code version of the software, with no or limited rights to copy, modify or redistribute the software, and does not make the underlying source code available to the user or other developers. Moreover, peer review and collaborative enhancements are more difficult because of the lack of access to the source code.

The growth of the Internet has greatly increased the scale and efficiency of open source software development through the availability of collaborative technologies, such as email lists, code repositories and websites. These technologies have enabled a global community of developers to collaborate on more complex open source projects, many of which are commercially funded.

We believe that open source software is a viable and arguably superior alternative to traditional proprietary software for the enterprise customer. Open source software, as compared to proprietary software, offers a number of benefits, including:

•	enabling an enterprise customer’s in-house development team to collaborate and innovate with a global community of independent developers and testers;

•	providing an enterprise customer’s in-house development team access to both binary and source code, and broader rights to copy, modify and redistribute the software;

•	offering an enterprise customer greater flexibility through open rather than proprietary protocols and formats;

•	permitting an enterprise customer ongoing access to improvements made to the software that are distributed by others; and

•	allowing an enterprise customer to inspect and help diagnose problems more easily and customize the software to suit its particular needs.

Subscription business model

We provide our software offerings to our customers primarily under annual or multi-year subscriptions. Our subscription business model is designed to provide customers with a comprehensive technology solution for the duration of their subscription. A subscription generally entitles a customer to, among other things, a specified level of support, as well as new versions of the software, security updates, fixes, functionality enhancements and upgrades to the technology, if and when available, and compatibility with an ecosystem of certified hardware and software applications. We offer customers subscription options that have varying levels of customer support to which the customer is entitled. In addition, our customers are eligible to participate in Red Hat’s Open Source Assurance program, which provides certain protections in the event there is an intellectual property infringement issue with our enterprise offerings.

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

Distribution of Red Hat enterprise offerings

We make Red Hat enterprise offerings available directly to customers and indirectly through various channels of distribution. Our direct sales channels include our sales force and our web store. Our indirect sales channels include cloud computing providers, distributors, independent software vendors (“ISVs”), systems integrators (“SIs”), and value added resellers (“VARs”). In addition, hardware original equipment manufacturers (“OEMs”) pre-load and support Red Hat enterprise offerings on their hardware products and also sell their hardware together with Red Hat enterprise offerings as part of pre-configured solutions. Red Hat Enterprise Linux and Red Hat JBoss Middleware enterprise offerings also have gained widespread support from leading ISVs, independent hardware vendors (“IHVs”), and SIs. With the support and tools we make available, many of these companies have engineered and certified that their technologies run on or with Red Hat enterprise offerings, and, in some cases, IHVs and ISVs have built their products and solutions using our enterprise offerings. We believe widespread support from these companies helps to increase the level of market acceptance and adoption of our enterprise offerings.

Support by leading technology providers

To facilitate the widespread deployment of Red Hat offerings, we have focused on gaining broad support for our offerings from technology providers that are critical to enterprises. For example, leading ISVs with applications that run on, or with, our enterprise technologies include BMC Software, Inc. (“BMC”), CA, Inc. (“CA”), EMC Corporation (“EMC”), Hewlett-Packard Company (“HP”), International Business Machines Corporation (“IBM”), Microsoft Corporation (“Microsoft”), Oracle Corporation (“Oracle”), SAP AG (“SAP”), SAS Institute Inc. (“SAS”), Symantec Corporation (“Symantec”) and VMware, Inc. (“VMware”). In addition, we have certification and pre-load arrangements with leading hardware vendors including Cisco Systems, Inc. (“Cisco”), Dell Inc. (“Dell”), Fujitsu Limited (“Fujitsu”), HP, Hitachi, Ltd (“Hitachi”), IBM, Lenovo Group Limited (“Lenovo”), and NEC Corporation (“NEC”). We also have certification agreements with leading networking and storage companies including Cisco, EMC, Ericsson Inc., HP, NetApp, Inc. (“NetApp”), Nokia Corporation, and Nokia Siemens Networks. We also have strategic relationships with leading semiconductor and technology companies, such as Advanced Micro Devices, Inc., ARM Holdings plc, and Intel Corporation, and cloud providers, such as Amazon.com, Inc. (“Amazon”), Fujitsu, Google Inc. (“Google”), IBM and Rackspace Hosting, Inc. (“Rackspace”).

Factors influencing our success

We believe our success is influenced by:

•	the extent to which we can expand the breadth and depth of our enterprise offerings;

•	our ability to enhance the value of Red Hat enterprise offerings through frequent and continuing innovation while maintaining stable platforms over multi-year periods;

•	our ability to generate increasing revenue from channel partner and other strategic relationships, including cloud computing providers, distributors, IHVs, ISVs, OEMs, SIs, and VARs;

•	our ability to generate new and recurring revenue for Red Hat enterprise offerings;

•	the widespread and increasing deployment of open source technologies by enterprises and similar institutions, such as government agencies and universities; and

•	our ability to provide customers with consulting and training services that generate additional revenue.

Geographic areas and segment reporting

As of February 28, 2014, Red Hat had more than 80 locations around the world, including offices in North America, South America, Europe, Asia and Australia. Red Hat has three geographic operating segments: the Americas (U.S., Canada and Latin America), EMEA (Europe, Middle East and Africa) and Asia Pacific. These segments are aggregated into one reportable segment due to the similarity in the nature of offerings, financial performance, economic characteristics (e.g., revenue growth and gross margin), methods of production and distribution and customer classes (e.g., distributors, resellers and enterprise). See NOTE 2—Summary of Significant Accounting Policies and NOTE 20—Segment Reporting to our Consolidated Financial Statements for further discussion of our operating segments. See Item 1A, “Risk Factors”, for a discussion of some of the risks attendant to our operations, including foreign operations.

Subscription revenue by product group

Subscription revenue for our Infrastructure-related offerings (Red Hat Enterprise Linux, Red Hat Enterprise Virtualization and related offerings) as a percentage of our total revenue were 76.3%, 77.4% and 76.8% for fiscal 2014, fiscal 2013 and fiscal 2012, respectively. Subscription revenue for our Application Development-related offerings (Red Hat JBoss Middleware) and other emerging technology offerings (including Red Hat Storage Server and our cloud offerings) as a percentage of our total revenue were 10.8%, 9.1% and 8.4% for fiscal 2014, fiscal 2013 and fiscal 2012, respectively. For additional financial information about our products and services, see NOTE 20—Segment Reporting to our Consolidated Financial Statements.

Backlog

The total value of all non-cancellable subscription and service agreements at February 28, 2014 included deferred revenue classified as a current liability of $966.8 million, long-term deferred revenue of $322.4 million and backlog (the value of customer contracts to be billed in the future) not reflected in our financial statements in excess of $270.0 million. The total value of all non-cancellable subscription and service agreements at February 28, 2013 included deferred revenue classified as a current liability of $830.5 million, long-term deferred revenue of $259.5 million and backlog not reflected in our financial statements in excess of $280.0 million. The amount of backlog at February 28, 2014 that we expect to be billed during the fiscal year ending February 28, 2015 is in excess of $190.0 million.

We report our off-balance sheet backlog as a conservative approximation, often describing the amount as “in excess of”, primarily because the value of underlying contracts is derived from data not yet subjected to the complete application of our revenue recognition policies. We endeavor to derive the value of our off-balance sheet backlog in a consistent manner year over year and therefore believe the amounts are comparable.

Seasonality

Our fourth fiscal quarter has historically been our strongest quarter for billing both new business and renewals. For a more detailed discussion, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We also have historically experienced a seasonal decline in our services revenue during our fiscal fourth quarter as compared to our fiscal third quarter.

BUSINESS STRATEGY

Our business strategy is to (i) promote the widespread adoption of Red Hat enterprise offerings by enterprise customers globally, (ii) expand our virtualization, storage, cloud and other enterprise offerings, (iii) invest in the development of open source technologies, (iv) increase revenue from our existing customer base, (v) increase revenue by promoting a range of services to help our customers derive additional value, (vi) expand routes to market, (vii) grow our presence in international markets and (viii) pursue strategic acquisitions and alliances.

Promote the widespread adoption of Red Hat enterprise offerings by enterprise customers globally

Many of our customers use Red Hat Enterprise Linux and Red Hat JBoss Middleware for mission-critical areas of their IT infrastructure. In addition, we see increasing interest and usage among customers for our virtualization, storage and cloud offerings. We seek to promote further adoption of our enterprise offerings by enhancing the value of our offerings through frequent and continuing innovations to these offerings while maintaining stable platforms over multi-year periods. We believe that our low-cost, high-value offerings are a catalyst for change in the IT industry, enabling new deployments and migrations, which encourage a larger ecosystem of compatible hardware and software solutions. We also seek to encourage users of free versions of our enterprise technologies to become paying customers by helping these users understand the value of our subscription offerings.

Expand our virtualization, storage, cloud and other enterprise offerings

We intend to continue to expand our enterprise virtualization suite of server, client and management offerings to enable customers to increase their deployments of virtualization in enterprise environments. We also expect to continue to invest resources to further develop and market our storage and high-performance distributed computing offerings. Moreover, we intend to continue to leverage and build upon our technologies that seek to optimize resource allocation and enhance performance and flexibility in cloud computing environments.

Invest in the development of open source technologies

We intend to continue to invest significant resources in the development of open source technologies, capitalizing on our substantial experience working with open source development communities. We expect this continued investment to take the form of expenditures on internal development efforts, as well as continued funding of third-party open source projects and the expansion of our developer services.

Increase revenue from our existing customer base

We seek to build upon the relationships we have with our current customers in an effort to generate additional revenue by renewing and increasing existing subscriptions and promoting our other enterprise technology offerings.

Increase revenue by promoting a range of services to help our customers derive additional value

We seek to increase revenue by providing additional consulting and other targeted services. We also enable our partners to provide services that promote growth in our subscription revenue. These services are designed to help customers derive additional value from Red Hat enterprise offerings.

Expand routes to market

We intend to continue to grow our direct sales channel as well as our cloud computing providers, distributors, IHVs, ISVs, OEMs, VARs and other channel partner networks on a global basis. In addition, we are enhancing our relationships with SIs in order to expand our reach to customers who traditionally rely on SIs for advice and recommendations regarding their technology purchases.

Grow our presence in international markets

We have operations in a number of countries in the Americas, EMEA and Asia Pacific, with over 80 locations worldwide. We expect to continue to expand our operations geographically. See NOTE 20—Segment Reporting to our Consolidated Financial Statements for a discussion of our revenue by geographic area.

Pursue strategic acquisitions and alliances

We expect to continue to pursue a selective acquisition strategy as opportunities arise to complement and expand our enterprise technology offerings and service capabilities. We also intend to create and extend our strategic alliances where it is beneficial to our business. To facilitate the widespread deployment of Red Hat offerings, we will continue efforts to build broader and deeper relationships with providers of hardware, software, cloud computing and SI services critical to enterprises.

PRODUCTS AND SERVICES

Red Hat’s software offerings are designed to provide enterprises with high-performing, scalable, flexible, reliable, secure and stable technologies that meet customers’ IT needs, both on-premise (i.e., running on computers located within an enterprise’s premises) and in a cloud. Our service offerings, principally directed toward our enterprise customers and the leading hardware providers with whom we have strategic or channel partner relationships, include consulting, support, and training.

Infrastructure-related offerings

Red Hat Enterprise Linux technologies. Red Hat Enterprise Linux is an operating system built with various open source software components, including the Linux kernel, and is designed expressly for enterprise computing. An operating system is the software that allows a computer and its various hardware and software components to interact. A worldwide community of developers collaborates to improve Linux software components, and we believe we are able to integrate the best of those improvements into our stable, yet innovative and high-performing Red Hat Enterprise Linux platform. Moreover, Red Hat Enterprise Linux enjoys the support of major OEMs, IHVs, ISVs and other technology partners, increasing the interest of developers in adding further enhancements to the Linux kernel.

Red Hat Enterprise Linux delivers features required for enterprise deployments, including support for a wide range of ISV applications from vendors, such as BMC, CA, EMC, HP, IBM, Microsoft, Oracle, SAP, SAS, Symantec, and VMware; certification on multiple architectures and leading OEM platforms, including platforms offered by Cisco, Dell, Fujitsu, HP, Hitachi, IBM, Lenovo, and NEC; and comprehensive technical support, with up to 24x7, one-hour response, available from both Red Hat and selected ISV and OEM partners.

In addition, Red Hat offers a portfolio of add-ons that extends the features of Red Hat Enterprise Linux. These add-ons, which are designed to tailor a customer’s computing environment to suit its specific requirements, include:

•	High Availability—provides failover services between nodes within a cluster intended to make applications more resistant to downtime.

•	Resilient Storage—enables a shared storage or clustered file system to access the same storage device over a network.

•	Network Load Balancer—provides redundancy for web servers, databases, networking and storage, intended to maximize throughput, decrease response time, and increase reliability and uptime.

•

Smart Management—includes Red Hat Network Satellite management and provisioning modules that allow a customer to provision, patch, configure and control Red Hat Enterprise Linux development, test and production systems.

•	Extended Lifecycle Support—provides software security updates, fixes and support after Red Hat’s published end of life date for certain versions of Red Hat Enterprise Linux.

•	Extended Update Support—extends the support period of a Red Hat Enterprise Linux update for up to 24 months to give enterprise customers more flexibility with their resource and deployment cycles.

We believe that these add-ons provide customers with increased features, flexibility and choice.

Red Hat Enterprise Virtualization. Red Hat Enterprise Virtualization includes standalone virtualization functionality and management tools for both server and desktop deployments. Virtualization allows a single computer system to function as multiple virtual systems by abstracting operating systems and application software from the underlying hardware infrastructure, thereby allowing customers to use a common hardware infrastructure to run multiple operating systems and applications. Virtualization is intended to enhance the capital and operational efficiencies of enterprises by increasing server utilization and deployment flexibility.

Red Hat Enterprise Virtualization combines the Kernel-based Virtual Machine (KVM) hypervisor included in the Linux kernel with the oVirt open source virtualization management system to offer enterprises a platform for large-scale virtualization initiatives and private cloud deployments. Red Hat Enterprise Virtualization is designed to support virtual machines running Red Hat Enterprise Linux and its wide ecosystem of certified hardware systems and software applications, as well as Microsoft Windows operating systems and application servers supported under Microsoft Windows Server Virtualization Validation Program (SVVP).

Application Development-related and other emerging technology offerings

Red Hat JBoss Middleware. Red Hat JBoss Middleware is a family of middleware offerings for developing, deploying, and managing applications that are accessible via the Internet, enterprise intranets, extranets, clouds and virtual private networks. Middleware generally refers to the software that enables the development, operation and integration of applications and other software. Red Hat JBoss Middleware integrates, tests, and refines enterprise-ready features from JBoss and other community projects into supported, stable, enterprise-class middleware distributions.

Red Hat JBoss Middleware offerings consist of a number of deployment platforms and tools, including:

•

Red Hat JBoss Enterprise Application Platform—provides an environment for building, hosting and deploying applications and services. It includes Red Hat JBoss Application Server, Red Hat JBoss Cache, Red Hat JBoss Transactions, Red Hat JBoss Messaging and Red Hat JBoss Web Services.

•	Red Hat JBoss Web Server—provides an enterprise-class web server solution for large-scale websites and lightweight web applications that utilize Apache Tomcat and Apache Web Server.

•	Red Hat JBoss Fuse Service Works—provides an environment for deploying and integrating service-oriented architecture services and business processes.

•	Red Hat JBoss Portal—provides a platform for deploying standards-based portals.

•	Red Hat JBoss BRMS—provides a platform for business rules management and complex event processing.

•	Red Hat JBoss BPM Suite—provides a business process management platform that combines business rules management and complex event processing with a business process management system to help customers model and encode business processes, policies and rules and measure the results of business activities.

•

Red Hat JBoss Developer Studio—provides an integrated development environment for developing, testing and deploying rich web applications, enterprise applications and service-oriented architecture services.

•	Red Hat JBoss Data Virtualization—provides a solution for integration of distributed data sources.

•	Red Hat JBoss Data Grid—provides a scalable, distributed in-memory data grid that permits cost-effective scaling of big data tiers.

•	Red Hat JBoss Fuse and Red Hat JBoss A-MQ—provide customers messaging and integration tools for distributed applications.

•	Red Hat JBoss Operations Network—provides built-in management and monitoring capabilities to administer JBoss application environments.

Red Hat Storage Server. Red Hat Storage Server is a software-defined storage platform that enables users to treat storage as a virtualized resource, and is available for deployment on-premise, in cloud computing environments or in hybrid environments. Red Hat Storage Server aggregates disk and memory resources of multiple physical storage resources into a unified storage pool and abstracts physical hardware from users and applications, offering enterprises the ability to treat physical storage as a scalable, standardized, centrally-managed pool of virtual storage.

Red Hat cloud offerings. Cloud computing is a term used to refer to an IT infrastructure that enables the use of a shared pool of computing resources (such as networks, processors, storage platforms, operating systems, and applications) by multiple users. In a cloud environment, computing resources may be deployed rapidly and efficiently, and usage may be increased or decreased as needed.

Cloud computing can be implemented in different ways. In a public cloud, computing resources are made available to the general public by an entity that controls and operates these resources. In a private cloud, computing resources are operated solely for the benefit of a particular entity. A hybrid cloud blends the public and private cloud models and enables interoperability between public and private cloud computing environments.

Red Hat provides a number of offerings to assist users in creating cloud computing environments:

•	Red Hat CloudForms—an open hybrid cloud management solution that allows users to deploy, monitor and manage services across cloud providers and virtualization solutions.

•

Red Hat Enterprise Linux OpenStack Platform—an infrastructure-as-a-service offering that provides an enterprise-ready cloud foundation built on OpenStack technologies optimized for and integrated with Red Hat Enterprise Linux.

•

Red Hat Cloud Infrastructure—an offering that combines and integrates Red Hat Enterprise Virtualization, Red Hat CloudForms and Red Hat Enterprise Linux OpenStack Platform. Red Hat Cloud Infrastructure allows users to build and manage a private or hybrid infrastructure-as-a-service cloud.

•

OpenShift by Red Hat—a cloud application platform (also called “platform-as-a-service”) that automates the hosting, configuration, deployment and administration of application stacks in an elastic cloud environment. OpenShift gives application developers self-service access so they can more easily deploy applications on demand. Customers can use OpenShift Enterprise in a private cloud environment or OpenShift Online, a public version of OpenShift hosted by Red Hat. Customers can also use Red Hat JBoss Enterprise Application Platform for OpenShift to enable enterprise application development and capability with OpenShift.

Red Hat’s standalone offerings, such as Red Hat Enterprise Linux, Red Hat Enterprise Virtualization, Red Hat JBoss Middleware, and Red Hat Storage Server, can also be combined to enable public, private and hybrid cloud deployments.

Additional Red Hat enterprise offerings. Red Hat enterprise offerings also include other technologies, such as for high-performance distributed computing, directory services and user authentication. These offerings broaden customer choice and are components of our open source architecture vision for the enterprise.

Red Hat consulting, support, and training services

Red Hat offers a range of services that are designed to help our customers derive additional value from Red Hat enterprise offerings.

Consulting. We offer the services of experienced consultants focused on our offerings to assist with the technology and strategic infrastructure needs of our customers. Our offerings include assessments, implementations, upgrade planning, platform migrations, solution integration and application development.

Support. Our Red Hat subscriptions generally include varying levels of technical support to assist customers with implementing, configuring and using Red Hat enterprise technologies. In addition, Red Hat’s Customer Portal provides an online method for customers to obtain certified software, access a knowledge base and software update alerts and advisories, as well as interact with our technical support engineers. We also offer a technical account management service for customers who require a more personalized support relationship. The technical account management service is designed to offer a highly skilled, proactive support engineer who understands a customer’s IT infrastructure and serves as a primary point of contact for technical support that is tailored to the customer’s business.

Training. Our training services consist of an array of interactive courses designed to meet the diverse needs of our customers. We deliver courses worldwide in classroom, corporate on-site and online settings. These courses span topics such as system administration, deployment, management and security, and enterprise application development and integration. Certifications include Red Hat Certified Architect, Red Hat Certified Engineer, Red Hat Certified Datacenter Specialist, Red Hat Certified JBoss Administrator, Red Hat Certified JBoss Developer, Red Hat Certified Security Specialist, Red Hat Certified System Administrator, Red Hat Certified System Administrator in Red Hat OpenStack, Red Hat Certified Virtualization Administrator and Red Hat Certificates of Expertise in a variety of specialties.

By providing consulting and support services that help to enable infrastructure, application integration and middleware solutions both on-premise or in a cloud, we facilitate further adoption and use of our technologies in the enterprise. In addition, our training services help populate customers and partners with skilled Red Hat certified professionals who often serve as internal open source advocates, increasing opportunities for successful adoption and use of our enterprise technologies. Our service capabilities promote and reinforce the use of open source technologies as well as our Red Hat brands.

COMPETITION

We compete with a number of large and well-established companies that have significantly greater financial resources, larger development staffs and more extensive marketing and distribution capabilities. No assurance can be given that our efforts to compete effectively will be sufficient.

We believe that the major factors affecting the competitive landscape for our offerings include:

•	the name and reputation of the vendor or competitive offering;

•	the product price, performance, reliability, security and functionality;

•	the alliances of the vendor with major industry hardware and/or software providers;

•	the ability to adapt development, sales, marketing and support to the open source software model;

•	the financial and value relationship of subscription services;

•	the channel strength and number of channel partners of the vendor;

•	the quality of consulting and support services;

•	the number of Global 2000 company reference accounts;

•	the number of cloud computing partners and reference accounts;

•	the availability of third-party enterprise applications that are compatible with the technology;

•	the breadth of hardware and software ecosystem compatibility;

•	the management framework for administering the software technologies;

•	the ability of the vendor to quickly diagnose software issues and provide patches and other solutions; and

•	the strength of the vendor’s relationships and reputation in the open source community.

With respect to our operating system offerings, our competitors include Microsoft, which offers a hardware-independent, multi-user operating system that competes with Red Hat’s offerings. Moreover, we also compete with HP, IBM, Oracle and Unisys Corporation, each of which offer the UNIX operating system. Many of these competitors bundle competitive operating systems, such as UNIX, with their own hardware and additional software offerings, thereby making it more difficult for us to penetrate their customer bases. With respect to Linux operating systems, our competitors include The Attachmate Group, Inc. (“Attachmate”), with its SUSE brand of Linux, and Oracle’s Linux offering. We also compete with freely available Linux distributions, such as CentOS, Debian, Fedora, openSUSE, and Ubuntu.

With respect to our virtualization offerings, our competitors include Attachmate, Citrix Systems, Inc. (“Citrix”), Microsoft, Oracle and VMware. Microsoft and VMware offer virtualization technologies that are certified and supported with Red Hat Enterprise Linux operating system offerings, and Microsoft supports its server operating systems and application servers running on our virtualization offerings.

With respect to our middleware offerings, our competitors include IBM, Microsoft, Oracle and Pivotal Software, Inc. (“Pivotal”). All of these vendors offer the majority of their middleware products under a typical proprietary software license model. IBM and Oracle often bundle hardware and software for their customers, making it more difficult for us to penetrate their customer bases. Our middleware offering is heavily dependent on the Java programming language, which is controlled by Oracle.

With respect to our storage offerings, we compete with companies that provide software-based storage products, such as EMC and NetApp. Public cloud providers, such as Amazon and Rackspace, also offer storage capabilities.

With respect to our cloud technologies, we compete with companies that provide tools for enterprises to create private clouds, such as Citrix, Microsoft, Pivotal, and VMware, as well as with companies that provide public clouds and that allow users to consume computing resources as a service without the need to purchase equipment or software, such as Amazon, Google, Microsoft and Rackspace.

With respect to our service offerings, we face competition in the markets for services related to the development, deployment and integration of enterprise technologies. Our competitors in these markets include Accenture plc, HP, IBM, and Tata Consultancy Services Limited, as well as other technology consulting companies.

Due to the nature of open source technology, the open source software model is not characterized by the traditional barriers to entry that are found in the proprietary software model. For example, the financial and legal barriers to creating a new Linux distribution are relatively low because the software components typically included in Linux distributions are publicly available under open source licenses that permit copying, modification and redistribution. Anyone can use, copy, modify and redistribute Red Hat Enterprise Linux, Red Hat JBoss Middleware and our other open source offerings. However, they are not permitted to refer to these products as “Red Hat” or “Red Hat JBoss” products unless they have a formal business relationship with us that allows for such references. Moreover, our customers agree that during their support relationship with Red Hat, they will purchase a support subscription for each computer system, core, socket or other unit on which they deploy Red Hat’s software. In addition, the primary means by which customers can receive a certified version of Red Hat enterprise software, as well as new versions of the software, security updates, fixes, functionality enhancements and upgrades to the technology, if and when available, is to purchase and maintain a current subscription directly from us or our partners with whom we have agreements.

Although we believe that we generally compete on par or favorably with many of our competitors in a number of respects, we believe that a number of our key competitors currently have superior marketing and distribution capabilities. In addition, there are significantly more enterprise infrastructure applications available for competing operating systems technologies, such as Windows, than there are for Red Hat Enterprise Linux. An integral part of our strategy has been to help address these shortcomings by, among other methods, strengthening our existing strategic and channel partner relationships and entering into new ones to expand our marketing and distribution capabilities and by attracting more attention to the open source movement. Also, increasing the adoption of Red Hat enterprise technologies should create additional opportunities and incentives for software developers to write more applications that are compatible with Red Hat enterprise technologies.

SOFTWARE ENGINEERING AND DEVELOPMENT

We have invested, and intend to continue to invest, significant resources in research and development. We expended $317.3 million, $263.2 million and $208.7 million, in our fiscal years ended February 28, 2014, February 28, 2013 and February 29, 2012, respectively, in research and development costs. We focus and modify our research and development efforts based on the needs of users and changes in the marketplace. Our development efforts are currently focused on adding new or improved functionality to our offerings that is needed by enterprise customers or that supports the expansion of our third-party hardware and software ecosystem. However, any upgrades and enhancements are offered on an when-and-if-available basis. Our software engineers collaborate with open source software development teams working through open source communities, such as the Fedora Project, GlusterFS, JBoss community projects, OpenShift Origin and OpenStack. This involvement enables us to remain abreast of, and in some instances lead, certain technical advances, plans for development of new features and timing of releases, as well as other information related to the management of open source projects.

Our software engineers make development contributions to many components comprising Red Hat software offerings, such as Red Hat Enterprise Linux, Red Hat Enterprise Virtualization, Red Hat JBoss Middleware, Red Hat Storage Server, Red Hat Cloud Infrastructure and Red Hat OpenShift, and provide leadership within the various open source communities across many of the core components. Our software engineers also perform extensive testing of Red Hat enterprise technologies. We use various industry methods of quality assurance testing to help ensure that our enterprise technologies are ready for use by our customers when delivered. We also work closely with leading hardware and software vendors to help ensure that their hardware and applications will operate effectively with Red Hat enterprise platforms.

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

We pursue registration of some of our trademarks in the U.S. and in other countries. We have registered the “Red Hat” and “JBoss” trademarks and the Red Hat Shadowman logo in countries in North America, South America, Europe, Asia and Africa as well as in Australia.

Despite our efforts to protect our trademark rights, unauthorized third parties have, in the past, attempted and, in the future, may attempt, to misappropriate our trademark rights. We cannot be certain that we will succeed in preventing such misappropriation of our trade names and trademarks. The laws of some foreign countries do not protect or deter misappropriation of our trademark rights to the same extent as do the laws of the U.S. In addition, while we engage in certain enforcement activity, policing unauthorized use of our trademark rights is difficult, expensive and time consuming, and our efforts may be inadequate. The loss of any material trademark or trade name could have a material adverse effect on our business, operating results and financial condition.

Red Hat also seeks patent protection of some of the innovative ideas of our software developers and other employees. Some of these inventions are applicable to our current technologies, while others provide protection to new and other technologies. Moreover, our principal objectives in seeking patent protection are to provide a measure of deterrence against the potential patent infringement claims of third parties and to a more limited extent to help ensure that new technologies and innovations covered by our patents remain open. As part of Red Hat’s commitment to the open source community, we provide our Patent Promise, an undertaking, subject to certain limitations, not to enforce our patent rights against users of open source software covered by certain open source licenses. This permits the development and distribution of open source applications by third parties that could otherwise infringe on our patents. For these reasons, it is unlikely that our patents will, of themselves, provide us substantial revenue. We are also a founding member and active participant, along with other industry leaders (including IBM, Philips, Sony and Google) in the Open Invention Network, LLC, which acquires patents with the goal of promoting innovation in open source for the Linux platform. For discussion of our investment in Open Invention Network, LLC, see NOTE 7—Other Assets, Net to our Consolidated Financial Statements.

Third parties have, in the past, asserted and, in the future, may assert, infringement claims against us which may result in costly litigation or require us to obtain a license to third-party intellectual property rights. See Item 3, “Legal Proceedings”. There can be no assurance that such licenses will be available on reasonable terms or at all, which could have a material adverse effect on our business, operating results and financial condition. Red Hat regularly commits to its subscription customers that if portions of our enterprise offerings are found to infringe third-party intellectual property rights we will, at our expense and option: (i) obtain the right for the customer to continue to use the offering consistent with their subscription agreement with us; (ii) modify the offering so that its use is non-infringing; or (iii) replace the infringing component with a non-infringing component, and indemnify them against specific types of infringement claims. Although we cannot predict whether we will need to satisfy these commitments and often have limitations on these commitments, satisfying these commitments could be costly and time-consuming and could materially and adversely affect our business, operating results, financial condition and cash flows.

We also generally enter into confidentiality and nondisclosure agreements with our employees and consultants and seek to control access to and distribution of our confidential documentation and other proprietary information.

EMPLOYEES

As of February 28, 2014, Red Hat had approximately 6,300 employees.

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

RISKS RELATED TO BUSINESS UNCERTAINTY

We face intense competition.

The enterprise software industry is rapidly evolving and intensely competitive, and is subject to changing technologies, shifting customer needs, and frequent introductions of new products and services. We compete based on our ability to provide our customers with enterprise software offerings that best meet their needs at a compelling price. We expect that competition will continue to be intense, and there is a risk that our competitors’ products may provide better performance or include additional features when compared to our offerings. Competitive pressures could also affect the prices we may charge or the demand for our offerings, resulting in reduced profit margins and loss of market share.

Our current and potential competitors range from large and well-established companies to emerging start-ups. Some of our competitors have significantly greater financial resources and name recognition, larger development and sales staffs and more extensive marketing and distribution capabilities. Certain competitors also bundle hardware and software offerings, making it more difficult for us to penetrate their customer bases. As the enterprise software industry evolves, the competitive pressure for the Company to innovate encompasses a wider range of products and services, including new offerings, that require different expertise than our current offerings. Some competitors may be able to innovate and provide products and services faster than we can.

Industry consolidation may affect competition by creating larger and potentially stronger competitors in the markets in which we compete. We also compete in certain areas with our partners and potential partners, and this may adversely impact our relationship with an individual partner or a number of partners.

Our efforts to compete effectively may not be sufficient, which may adversely affect our business, financial condition, operating results and cash flows.

Our continued success depends on our ability to adapt to a rapidly changing industry. Investment in new offerings, business strategies and initiatives could disrupt our ongoing business and may present risks not originally contemplated.

We operate in highly competitive markets that are characterized by rapid technological change and frequent new product and service announcements. Our continued success will depend on our ability to adapt to rapidly changing technologies, to adapt our offerings to evolving industry standards, to predict user preferences and industry changes and to improve the performance and reliability of our offerings. Our failure to adapt to such changes could harm our business. In addition, the widespread adoption of other technological changes could require substantial expenditures on our part to modify or adapt our offerings or infrastructure. Delays in developing, completing or delivering new or enhanced offerings and technologies could result in delayed or reduced revenue for those offerings and could also adversely affect customer acceptance of those offerings and technologies. The success of new and enhanced offering introductions depends on several factors, including our ability to invest significant resources in research and development in order to enhance our existing offerings and introduce new offerings in a timely manner, successfully promote the offerings, manage the risks associated with the offerings, make sufficient resources available to support the offerings and address any quality or other defects in the early stages of introduction.

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

Our success depends in part on our ability to continue to establish and maintain strategic relationships with industry-leading cloud providers, enterprise solution providers, hardware manufacturers, and software vendors, such as Amazon.com, Inc., Cisco Systems, Inc., Dell Inc., Fujitsu Limited, Hewlett-Packard Co., International Business Machines Corporation, NEC Corporation, Oracle Corporation, SAP AG and others. Many of these strategic partners have engineered and certified that their products and services run on or with our offerings, and in some cases have built their products using our offerings. We may not be able to maintain these relationships or replace them on attractive terms in the future. Some of our strategic partners offer competing products and services. As a result of these factors, many of the companies with which we have strategic alliances may choose to pursue alternative technologies and develop alternative products and services in addition to or in lieu of our offerings, either on their own or in collaboration with others, including our competitors. Moreover, we cannot guarantee that the companies with which we have strategic relationships will market our offerings effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support. As our agreements with strategic partners terminate or expire, we may be unable to renew or replace these agreements on comparable terms, or at all.

We rely, to a significant degree, on indirect sales channels for the distribution of our offerings, and disruption within these channels could adversely affect our business, financial condition, operating results and cash flows.

We use a variety of different indirect distribution methods for our offerings, including channel partners, such as certified cloud providers, distributors, hardware original equipment manufacturers (“OEMs”), and resellers. A number of these partners in turn distribute via their own networks of channel partners with whom we have no direct relationship. These relationships allow us to offer our technologies to a much larger customer base than we would otherwise be able through our direct sales and marketing efforts.

We rely, to a significant degree, on each of our channel partners to select, screen and maintain relationships with its distribution network and to distribute our offerings in a manner that is consistent with applicable regulatory requirements and Red Hat’s quality standards. Our channel partners may offer their own products and services that are competitive with our offerings or may not distribute and market our offerings effectively. Moreover, our existing channel partner relationships do not, and any future channel partner relationships may not, afford us any exclusive marketing or distribution rights. In addition, if a channel partner is acquired by a competitor or its business units are reorganized or divested, our revenue derived from that partner may be adversely impacted.

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

Economic weakness and uncertainty, tightened credit markets and constrained IT spending from time to time contribute to slowdowns in the technology industry, as well as in the customer segments and geographic regions in which we operate, which may result in reduced demand and increased price competition for our offerings. Our operating results in one or more geographic regions or customer segments may also be affected by uncertain or changing economic conditions within that region or segment. Continuing uncertainty about future economic conditions may, among other things, negatively impact our current and prospective customers and result in delays or reductions in technology purchases or lengthen our sales cycle. Adverse economic conditions also may negatively impact our ability to obtain payment for outstanding debts owed to us by our customers or other parties with whom we do business. In addition, these conditions may impact our investment portfolio, and we could determine that some of our investments have experienced an other-than-temporary decline in fair value, requiring an impairment charge that could adversely impact our financial condition and operating results. Also, these conditions may make it more difficult to forecast operating results. If global economic conditions, or economic conditions in the U.S., Europe, Asia or in other key geographic regions or customer segments, remain uncertain or persist, spread or deteriorate further, current and prospective customers may delay or reduce their IT spending, which could adversely affect our business, financial condition, operating results and cash flows.

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

As part of our business strategy, we have in the past entered into business combinations and acquisitions, and we may continue to do so in the future. These types of transactions can increase the expense of running our business and present significant challenges and risks, including:

•

Integrating the acquired business’ accounting, financial reporting, management, information and information security, human resource and other administrative systems to permit effective management and reporting, and the lack of control if such integration is delayed or not implemented;

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

We have expanded our operations rapidly in recent years. For example, our total revenue increased from $1.33 billion for the fiscal year ended February 28, 2013 to $1.53 billion for the fiscal year ended February 28, 2014. Moreover, the total number of our employees increased from over 5,600 as of February 28, 2013 to approximately 6,300 as of February 28, 2014. In addition, we continue to explore ways to extend our offerings and geographic reach. Our growth has placed and will likely continue to place a strain on our management systems, information systems, resources and internal controls. Our ability to successfully provide our offerings and implement our business plan requires adequate information systems and resources, internal controls and oversight from our senior management. As we expand in international markets, these challenges increase as a result of the need to support a growing business in an environment of multiple languages, cultures, customs, legal systems, dispute resolution systems, regulatory systems and commercial practices. As we grow, (i) we may not be able to adequately screen and hire or adequately train, supervise, manage or develop sufficient personnel, and (ii) we may not be able to develop or effectively manage our controls, oversight functions or information systems. If we are unable to effectively manage our growth, our business, financial condition, operating results and cash flows could be adversely affected.

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

Our ability to retain key management personnel or hire capable new management personnel as we grow may be challenged to the extent the technology sector performs well and/or if companies with more generous compensation packages or greater perceived growth opportunities compete for the same personnel. In addition, historically we have used share-based compensation as a key component of our compensation packages. Changes in the accounting for share-based compensation could adversely affect our earnings or make it more beneficial for us to use more cash compensation to attract and retain capable personnel. If the price of our common stock falls, the value of our share-based awards to recipients is reduced. Such events, or if we are unable to secure shareholder approval for increases in the number of shares eligible for share-based compensation grants, could adversely affect our ability to successfully attract and retain key management personnel. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key management personnel could hinder our strategic planning and execution.

We depend on our key non-management employees, and our inability to attract and retain such employees could adversely affect our business or diminish our brands.

Competition in our industry for qualified employees, especially technical employees, is intense and our competitors directly target our employees. Our inability to attract and retain key employees could hinder our influence in open source projects and seriously impede our success. Moreover, the loss of these individuals, particularly to a competitor, some of which may be in a position to offer greater compensation, and any resulting loss of customers could reduce our market share and diminish our brands. We have from time to time in the past experienced, and we may experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

A number of our key employees have become, or will become, vested in a significant amount of their equity compensation awards. Employees may be more likely to leave us after a significant portion of their equity compensation awards fully vest, especially if the shares underlying the equity awards have significantly appreciated in value. Additionally, as we grow, there may be less equity compensation to award per employee. If we do not succeed in attracting and retaining key personnel, our business, financial performance, operating results and cash flows may be adversely affected.

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

We provide Red Hat enterprise technologies primarily under annual or multi-year subscriptions. A subscription generally entitles a customer to, among other things, a specified level of support, as well as new versions of the software, security updates, fixes, functionality enhancements and upgrades to the technology, if and when available, and compatibility with an ecosystem of certified hardware and software applications. While we believe this practice complies with the requirements of the GNU General Public License, and while we have reviewed this practice with the Free Software Foundation, the organization that maintains and provides interpretations of the GNU General Public License, we may still encounter customer resistance to this distribution model or customers may fail to honor the terms of our subscription agreements. To the extent we are unsuccessful in promoting or defending this distribution model, our business, financial condition, operating results and cash flows could be adversely affected.

Demand for our offerings depends substantially on the general demand for enterprise software, which fluctuates based on numerous factors, including the spending levels and growth of our current and prospective customers, and general economic conditions. In addition, our customers generally undertake a significant evaluation process that may result in a lengthy sales cycle. We spend substantial time, effort, and money on our sales efforts, including developing and implementing appropriate go-to-market strategies and training our sales force and channel partners in order to effectively market new offerings, without any assurance that our efforts will produce any sales. The purchase of our offerings may be discretionary and can involve significant expenditures. If our current and prospective customers cut costs, then they may significantly reduce their enterprise software expenditures.

As technologies and the markets for our enterprise offerings change, our subscription-based business model may no longer meet the needs of our customers. For example, a business model based on annual or multi-year subscriptions may no longer be competitive in an environment where disruptive technologies (such as virtualization and cloud) enable customers to consume computing resources on an hourly basis or for free. We also develop and offer disruptive technologies, which may have an effect on the demand for our subscription-based offerings.

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

If we are unable to adapt our business model to changes in the marketplace or if demand for our offerings declines, our business, financial condition, operating results and cash flows could be adversely affected.

If our customers do not renew their subscription agreements with us, or if they renew on less favorable terms, our business, financial results, operating results and cash flows may be adversely affected.

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

Despite our testing procedures, errors have been and may continue to be found in our offerings after deployment. This risk is increased by the fact that much of the code in our offerings is developed by independent parties over whom we exercise no supervision or control. If errors are discovered, we may have to make significant expenditures of capital and devote significant technical resources to analyze, correct, eliminate or work around them, and we may not be able to successfully do so in a timely manner or at all. Errors and failures in our offerings could result in a loss of, or delay in, market acceptance of our enterprise technologies, loss of existing or potential customers and delayed or lost revenue and could damage our reputation and our ability to convince enterprise users of the benefits of our technologies.

In addition, errors in our technologies could cause system failures, loss of data or other adverse effects for our customers who may assert warranty and other claims for substantial damages against us. Although our agreements with our customers often contain provisions which seek to limit our exposure to potential product liability claims, it is possible that these provisions may not be effective or enforceable under the laws of some jurisdictions. While we seek to insure against these types of claims, our insurance policies may not adequately limit our exposure to such claims. These claims, even if unsuccessful, could be costly and time consuming to defend and could adversely affect our business, financial conditions, operating results and cash flows.

Our virtualization, storage and cloud computing offerings are based on emerging technologies and business models, and the potential market for these offerings remains uncertain.

Our virtualization, storage and cloud computing offerings are based on emerging technologies and business models, the success of which will depend on the perceived technological and operational benefits and cost savings associated with the adoption of these technologies. Virtualization, storage and cloud computing technologies are rapidly evolving, and their development is a complex and uncertain process requiring high levels of innovation and investment as well as the accurate anticipation of technology trends, market demand and customer needs. We expect competition to remain intense and, as with many emerging IT sectors, these technologies may be subject to a “first mover” effect pursuant to which certain product offerings rapidly capture a significant portion of market share and developer attention. Moreover, we may make errors in reacting to relevant business trends and predicting which technologies are successful or otherwise develop into industry standards.

Adoption of virtualization, storage and cloud computing offerings may occur more slowly or less pervasively than we expect and the revenue growth associated with these offerings may be slower than currently expected. Moreover, even if virtualization, storage and cloud computing are adopted widely by enterprises, our offerings in these areas may not attract a sufficient number of users or generate attractive financial results. We incur expenses associated with these offerings in advance of our ability to generate associated revenue. Demand for our virtualization, storage and cloud computing offerings may unfavorably impact demand for our other offerings, including software subscriptions and related professional services. If the market for our virtualization, storage and cloud computing offerings fails to develop adequately, it could have an adverse affect on our business, financial condition, operating results and cash flows.

Our continued success depends on our ability to maintain and enhance strong brands.

We believe that the brand identities that we have developed have contributed significantly to the success of our business. We also believe that maintaining and enhancing our brands is important to expanding our customer base and attracting talented employees. In order to maintain and enhance our brands, we may be required to make further investments that may not be successful. Maintaining our brands will depend in part on our ability to remain a leader in open source technology and our ability to continue to provide high-quality offerings. If we fail to promote and maintain our brands, or if we incur excessive costs in doing so, our business, financial condition, operating results and cash flows may be adversely affected.

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

Our business involves the production and distribution of enterprise software technologies, as well as hosting applications. As part of our business, we (or third parties with whom we contract) receive, store and process our data, as well as our customers’ and partners’ data. While we take security and testing measures relating to our offerings and operations, those measures may not prevent security breaches and data loss that could harm our business or the businesses of our customers and partners. Advances in computer capabilities, new discoveries in the field of cryptography, inadequate technology or facility security measures or other factors may result in data loss or a compromise or breach of our systems and the data we receive, store and process (or systems and the data received, stored and processed by third parties with whom we contract). These security measures may be breached or data lost as a result of actions by third parties or employee error or malfeasance. A party who is able to circumvent security measures or exploit inadequacies in security measures, could, among other things, misappropriate proprietary information (including information about our employees, customers and partners and our customers’ information), cause the loss or disclosure of some or all of this information, cause interruptions in our or our customers’ operations, cause delays in development efforts or expose customers (and their customers) to computer viruses or other disruptions or vulnerabilities. A compromise to these systems could remain undetected for an extended period of time, exacerbating the impact of that compromise. These risks may increase as we continue to grow our cloud and services offerings and as we receive, store and process more of our customers’ data. Actual or perceived vulnerabilities may lead to regulatory investigations, claims against us by customers, partners or other third parties, or costs, such as those related to providing customer notifications and fraud monitoring. While our customer agreements typically contain provisions that seek to limit our liability, there is no assurance these provisions will be enforceable and effective under applicable law. In addition, the cost and operational consequences of implementing further data protection measures could be significant. Any loss of data or compromise of our systems or the data we receive, store or process (or systems and the data received, stored and processed by third parties with whom we contract) could result in a loss of confidence in the security of our offerings, damage our reputation, lead to legal liability and adversely affect our business, financial condition, operating results and cash flows.

We are vulnerable to technology infrastructure failures, which could harm our reputation and adversely affect our business.

We rely on our technology infrastructure, and the technology infrastructure of third parties, for many functions, including selling our offerings, supporting our partners, fulfilling orders and billing, collecting and making payments. This technology infrastructure may be vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, terrorist attacks, computer intrusions and viruses, software errors, computer denial-of-service attacks and other events. A significant number of the systems making up this infrastructure are not redundant, and our disaster recovery planning may not be sufficient for every eventuality. This technology infrastructure may fail or be vulnerable to damage or interruption because of actions by third parties or employee error or malfeasance. We may not carry business interruption insurance sufficient to protect us from all losses that may result from interruptions in our services as a result of technology infrastructure failures or to cover all contingencies. Any interruption in the availability of our websites and on-line interactions with customers or partners may cause a reduction in customer or partner satisfaction levels, which in turn could cause additional claims, reduced revenue or loss of customers or partners. Despite any precautions we may take, such problems could result in, among other consequences, a loss of data, loss of confidence in the stability and reliability of our offerings, damage to our reputation, legal liability, all of which may adversely affect our business, financial condition, operating results and cash flows interruptions.

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

RISKS RELATED TO LEGAL UNCERTAINTY

If our technologies are found or alleged to infringe third-party intellectual property rights, we may be required to take costly and time consuming actions to meet our commitments to customers.

We regularly commit to our subscription customers that if portions of our offerings are found to infringe any third-party intellectual property rights we will, at our expense and option: (i) obtain the right for the customer to continue to use the technology consistent with their subscription agreement with us; (ii) modify the technology so that it is non-infringing; or (iii) replace the infringing component with a non-infringing component, and indemnify them against specified infringement claims. Although we cannot predict whether we will need to satisfy these commitments and we often have limitations on these commitments, satisfying the commitments could be costly, be time consuming, divert the attention of technical and management personnel, and adversely affect our business, financial condition, operating results and cash flows. In addition, our insurance policies would likely not adequately cover our exposure to this type of claim.

We are vulnerable to claims that our technologies infringe third-party intellectual property rights and an unfavorable legal decision affecting our intellectual property could adversely affect our business.

We are vulnerable to claims that our technologies infringe third-party intellectual property rights, including patent, copyright and trade secrets, because our technologies are comprised of software components, many of which are developed by numerous independent parties. We are also unlikely to be able to assess adequately the relevance of patents to our technologies, and may be unable to take appropriate responsive action, in a timely or economic manner because, among other reasons, the scope of software patent protection is often not well defined or readily determinable, patent applications in the U.S. are not publicly disclosed at the time of filing, and the number of software patents that are issued each year is significant and growing. Our exposure to risks associated with the use of intellectual property may increase as a result of acquisitions. In addition, third parties may make infringement and similar or related claims after we have acquired technology that had not been asserted prior to our acquisition of such technology.

In the past, our technologies have been subject to intellectual property infringement claims. Some of these claims have been brought by entities that do not design, manufacture, or distribute products or services or that acquire intellectual property like patents for the sole purpose of monetizing their acquired intellectual property through asserting claims of infringement. As these entities do not have operating businesses of their own and therefore have limited risk of counterclaims for damages or injunctive relief, it may be difficult to deter them from bringing intellectual property infringement claims. We expect to face the possibility of more intellectual property infringement claims as our prominence increases, business activities expand, market share and revenue grow, the number of products and competitors in our industry grows and the functionality of products in different portions of the industry overlap. We may not be able to accurately assess the risk related to these suits, and we may be unable to accurately assess our level of exposure.

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

An unfavorable legal decision regarding the intellectual property in and to our technology and other offerings could adversely affect our business, financial condition, operating results and cash flows. See Item 3, “Legal Proceedings” for additional information.

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

Our collection of trademarks is valuable and important to our business. The protective steps we have taken in the past may have been, and may in the future continue to be, inadequate to protect and deter misappropriation of our trademark rights. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our trademark rights in a timely manner. We have registered some of our trademarks in countries in North America, South America, Europe, Asia, Africa and Australia and have other trademark applications pending in various countries around the world. Effective trademark protection may not be available in every country in which we offer or intend to distribute our offerings. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. Failure to adequately protect our trademark rights could damage or even destroy one or more of our brands and impair our ability to compete effectively. Furthermore, defending or enforcing our trademark rights could result in the expenditure of significant financial and managerial resources.

Efforts to assert intellectual property ownership rights in our technologies could impact our standing in the open source community, which could limit our technology innovation capabilities and adversely affect our business.

When we undertake actions to protect and maintain ownership and control over our intellectual property, including patents, copyrights and trademark rights, our standing in the open source community could be adversely affected. This in turn could limit our ability to continue to rely on this community, upon which we are dependent, as a resource to help develop and improve our technologies and further our research and development efforts, and could adversely affect our business.

We are, and may become, involved in disputes and lawsuits that could adversely affect our business.

Lawsuits or legal proceedings may be commenced against us. These disputes and proceedings may involve significant expense and divert the attention of management and other employees. If we do not prevail in these matters, we could be required to pay substantial damages or settlement costs, which could adversely affect our business, financial condition, operating results and cash flows. See Item 3, “Legal Proceedings” for additional information.

Our business is subject to a variety of U.S. and international laws regarding data privacy and protection.

Our business is subject to federal, state and international laws regarding privacy and protection of user data. We post, on our website, our privacy policies and practices concerning the use and disclosure of user data. As

Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. The introduction of new offerings by us may cause new and different regulations to apply to our business. New or increased laws and regulations applying to the solicitation, collection, processing, protection, use or other treatment of information could affect our ability to use and share data, or the adoption of our cloud offerings by customers.

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

We may be subject to legal liability associated with providing online services or content.

We provide offerings, such as OpenShift, that enable users to exchange information, advertise products and services, conduct business, and engage in various online activities. The law relating to the liability of providers of these online offerings for activities of their users is relatively unsettled and still developing both in the U.S. and internationally and may be significantly different from jurisdiction to jurisdiction. Claims could be brought against us for breaches of contract, defamation, fraud, libel, negligence, patent, copyright or trademark infringement, tort, unfair competition, unlawful activity, or other theories based on the nature and content of information that we publish or to which we provide links or that may be posted online or generated by us or by third parties, including our customers. In addition, we could be subject to domestic or international actions alleging that certain content we have generated or third-party content that we have made available within our services violates applicable law.

RISKS RELATED TO FINANCIAL UNCERTAINTY

Our quarterly and annual operating results may not be a reliable indicator of our future financial performance.

Due to the unpredictability of the IT spending environment, among other reasons, our revenue and operating results have fluctuated and may continue to fluctuate. We base our current and projected future expense levels, in part, on our estimates of future revenue. Our expenses are, to a large extent, fixed in the short term. Accordingly, we may not be able to adjust our spending quickly enough to protect our projected operating results for a quarter if our revenue in that quarter falls short of our expectations. If, among other considerations, our future financial performance falls below the expectations of securities analysts or investors or we are unable to increase or maintain profitability, the market price of our common stock may decline.

Our stock price has been volatile historically and may continue to be volatile. Further, the sale of our common stock by significant stockholders may cause the price of our common stock to decrease.

The trading price of our common stock has been and may continue to be subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new offerings by us or our competitors, announcements relating to strategic decisions, announcements related to key personnel, customer purchase delays, service disruptions, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, news reports relating to trends in our markets, general economic conditions and other risks listed herein.

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

We may not be able to meet the financial and operational challenges that we will encounter as our international operations, which represented approximately 44.7% of our total revenue for the fiscal year ended February 28, 2014, continue to expand.

Our international operations accounted for approximately 44.7% of total revenue for the fiscal year ended February 28, 2014. As we expand our international operations, we may have difficulty managing and administering a globally dispersed business and we may need to expend additional funds to, among other activities, reorganize our sales force and technical support services team, outsource or supplement general and administrative functions, staff key management positions, obtain additional information technology infrastructure and successfully localize offerings for a significant number of international markets, which may adversely affect our operating results. Additional challenges associated with the conduct of our business overseas that may adversely affect our operating results include:

•	Fluctuations in exchange rates;

•	Pricing environments;

•	Longer payment cycles and less financial stability of customers;

•	Economic, political, compliance and regulatory risks associated with specific countries;

•	Laws and policies of the U.S. and other jurisdictions affecting trade, foreign investment, loans, and taxes;

•	Difficulty selecting and monitoring channel partners outside of the U.S.;

•	Lower levels of availability or use of the Internet, through which our software is often delivered;

•

Difficulty protecting our intellectual property rights overseas due to, among other reasons, the uncertainty of laws and enforcement in certain countries relating to the protection of intellectual property rights;

•	Difficulty in staffing, developing and managing foreign operations as a result of distance, language, legal, cultural and other differences;

•	Different employee/employer relationships and the existence of works councils and labor unions;

•	Difficulty maintaining quality standards consistent with the our brands;

•	Export and import laws and regulations could prevent us from delivering our offerings into and from certain countries;

•	Public health risks and natural disasters, particularly in areas in which we have significant operations;

•	Limitations on the repatriation and investment of funds and foreign currency exchange restrictions;

•	Changes in import/export duties, quotas or other trade barriers that could affect the competitive pricing of our offerings and reduce our market share in some countries; and

•

Economic or political instability or terrorist acts in some international markets that could adversely affect our business in those markets or result in the loss or forfeiture of some foreign assets and the loss of sums spent developing and marketing those assets and the revenue associated with them.

Any failure by us to effectively manage the challenges associated with the international expansion of our operations could adversely affect our business, financial condition, operating results and cash flows.

A substantial portion of our revenue is derived from our Red Hat Enterprise Linux platform.

During our fiscal year ended February 28, 2014, a substantial portion of our subscription revenue was derived from our Red Hat Enterprise Linux technologies. Although we are continuing to develop other offerings, we expect that revenue from Red Hat Enterprise Linux will constitute a majority of our revenue for the foreseeable future. Declines and variability in demand for Red Hat Enterprise Linux could occur as a result of:

•	competitive products and pricing;

•	failure to release new or enhanced versions of Red Hat Enterprise Linux on a timely basis, or at all;

•	technological change that we are unable to address with Red Hat Enterprise Linux; or

•	future economic conditions.

Additionally, as more customers and potential customers virtualize their data centers and move computing projects to cloud environments, demand for operating systems such as Red Hat Enterprise Linux may decline. Due to the concentration of our revenue from Red Hat Enterprise Linux, our business, financial condition, operating results and cash flows could be adversely affected by a decline in demand for Red Hat Enterprise Linux.

We may be subject to greater tax liabilities.

We are subject to income and other taxes in the U.S. and in numerous foreign jurisdictions. Our domestic and foreign tax liabilities are subject to the allocation of revenue and expenses in different jurisdictions. Additionally, the amount of taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we operate. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly subject to audits by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Economic and political pressures to increase tax revenue in various jurisdictions may make resolving tax disputes more difficult. The results of an audit or litigation could adversely affect our financial statements in the period or periods for which that determination is made.

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

Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which could adversely affect our operating results.

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

If we fail to maintain an effective system of disclosure controls or internal control over financial reporting, including satisfaction of the requirements of the Sarbanes-Oxley Act, we may not be able to accurately or timely report on our financial results or adequately identify and reduce fraud. As a result, the financial condition of our business could be adversely affected; current and potential future shareholders could lose confidence in us and/or our reported financial results, which may cause a negative effect on our trading price; and we could be exposed to litigation or regulatory proceedings, which may be costly or divert management attention.

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

Our investment portfolio is subject to credit and illiquidity risks and fluctuations in the market value of our investments and interest rates. These risks may result in an impairment of, or the loss of all or a portion of, the value of our investments, an inability to sell our investments or a decline in interest income.

We maintain an investment portfolio of various holdings, types and maturities. Our portfolio as of February 28, 2014 consisted primarily of money market funds, U.S. government and agency securities, German sovereign and agency securities, certificates of deposit, and corporate securities. Although we follow an established investment policy and seek to minimize the risks associated with our investments by investing primarily in investment grade, highly liquid securities and by limiting the amounts invested with any one institution, type of security or issuer, we cannot give assurances that the assets in our investment portfolio will not lose value or become impaired, or that our interest income will not decline.

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

A portion of our business is conducted in currencies other than the U.S. dollar. Changes in exchange rates among other currencies and the U.S. dollar will affect our net revenue, operating expenses and operating margins. We cannot predict the impact of future exchange rate fluctuations. As we expand international operations, our exposure to exchange rate fluctuations increases. We use financial instruments, primarily forward purchase contracts, to economically hedge currency commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. If these hedging activities are not successful or we change or reduce these hedging activities in the future, we may experience significant unexpected expenses from fluctuations in exchange rates. For information regarding our hedging activity, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”.

Epidemics, geo-political events, Internet and power outages or natural disasters could adversely affect our business, financial condition, operating results and cash flows.

The occurrence of one or more epidemics, geo-political events (such as civil unrest or terrorist attacks), Internet and power outages or natural disasters in a country in which we operate or in which technology industry suppliers or our customers are located, could adversely affect our business, financial condition, operating results and cash flows. Such events could result in physical damage to, or the complete loss of, one or more of our facilities, the lack of an adequate work force in a market, the inability of our customers to access our offerings, the inability of our associates to reach or have transportation to our facilities directly affected by such events, the evacuation of the populace from areas in which our facilities are located, changes in the purchasing patterns of our customers, the temporary or long-term disruption in the supply of computer hardware and related components, the disruption or delay in the manufacture and transport of goods overseas, the disruption of utility services to our facilities or to suppliers, partners or customers, or disruption in our communications with our customers.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters is currently located in a subleased facility at 100 E. Davie Street, Raleigh, North Carolina. The building includes approximately 380,000 square feet of office and retail space and an integrated parking deck. We entered into an agreement to sublease this building on December 27, 2011, and the sublease will expire on August 23, 2035. The rental payments under the sublease are approximately $4.6 million annually until December 31, 2020 and approximately $3.8 million annually thereafter until the end of the sublease. We are also responsible for payment of taxes and all operating expenses relating to the subleased building (other than certain expenses relating to the operation of the integrated parking deck and the retail portions of the building, which are the responsibility of the tenants of those portions of the building). Over the term of the sublease agreement, we also receive certain rent credits and improvement allowances.

In addition to our headquarters, we have leased office facilities in over 35 countries and more than 80 locations. Significant locations in North America include Atlanta, Georgia; Chicago, Illinois; Dallas, Texas; McLean, Virginia; Mountain View, California; Toronto, Canada and Westford, Massachusetts. Significant locations in Latin America include Buenos Aires, Argentina; Mexico City, Mexico; Santiago, Chile and Sao Paulo, Brazil. Significant locations in EMEA include Amsterdam, Netherlands; Barcelona, Spain; Brno, Czech Republic; Cork, Ireland; Dubai, United Arab Emirates; Farnborough, United Kingdom; Frankfurt, Germany; Madrid, Spain; Munich, Germany; Puteaux, France; Ra’anana, Israel; Rome, Italy; Stockholm, Sweden and Stuttgart, Germany. Significant locations in Asia Pacific include Bangalore, India; Beijing, China; Brisbane, Australia; Melbourne, Australia; Mumbai, India; New Delhi, India; Pune, India; Seoul, South Korea; Singapore; Sydney, Australia and Tokyo, Japan. We believe that in all material respects our properties have been satisfactorily maintained, are in good condition and are suitable for our operations.

ITEM 3.	LEGAL PROCEEDINGS

The Company experiences routine litigation in the normal course of its business, including patent litigation. The Company presently believes that the outcome of this routine litigation will not have a material adverse effect on its financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

This Item is not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the New York Stock Exchange under the symbol “RHT”. The chart below sets forth the high and low sales information for each of the quarters of the fiscal years ended February 28, 2014 and February 28, 2013.

	FY 2014		FY 2013
Quarter	High	Low	High	Low
First	$55.59	$46.75	$62.75	$48.25
Second	$53.72	$44.92	$59.49	$49.45
Third	$54.38	$41.89	$60.00	$46.76
Fourth	$60.19	$45.45	$57.10	$46.34

Holders

As of April 16, 2014, we estimate that there were 1,391 registered stockholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We anticipate that our future earnings will be retained for the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison of cumulative total return (equal to dividends plus stock appreciation) during the period from February 28, 2009 through February 28, 2014 for:

•	Red Hat, Inc.;

•

a peer group consisting of Adobe Systems Incorporated, Akamai Technologies, Inc., Ansys, Inc., Autodesk, Inc., Cadence Design Systems, Inc., Citrix, Informatica Corporation, Intuit Inc., Jack Henry & Associates, Inc., Micros Systems, Inc., NetApp, Nuance Communications, Inc., Salesforce.com, Inc., Synopsys, Inc., TIBCO Software, Inc., Verisign, Inc. and VMware (the “Stock Performance Peer Group”); and

•	the S&P 500 Index.

We are required to provide a line-graph presentation comparing cumulative, five-year stockholder returns on an indexed basis with a broad equity market index and either a published industry index or an index of peer companies selected by Red Hat. In our index of peer group companies, we have selected peer companies considered to be peers for purposes of benchmarking executive compensation during the fiscal year ended February 28, 2014.

COMPARISON OF FIVE-YEAR CUMULATIVE

TOTAL RETURN AMONG RED HAT,

STOCK PERFORMANCE PEER GROUP AND S&P 500 INDEX

	2/28/2009	2/28/2010	2/28/2011	2/29/2012	2/28/2013	2/28/2014
RED HAT, INC.	$100.00	$204.89	$301.53	$361.29	$371.15	$430.90
PEER GROUP	$100.00	$189.93	$291.10	$309.72	$296.81	$388.10
S&P 500 INDEX	$100.00	$153.55	$188.25	$197.84	$224.44	$281.34

Notes:

•	Assumes initial investment of $100.00 on February 28, 2009. Total return includes reinvestment of dividends.

•	The lines represent annual index levels derived from compounded daily returns that include all dividends.

•	If the annual interval, based on the fiscal year-end, ends on a day that is not a trading day, the preceding trading day is used.

•

The information included under the heading “Stock Performance Graph” in Item 5 of this Annual Report on Form 10-K is “furnished” and not “filed” and shall not be deemed to be “soliciting material” or subject to Rule 14A, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act or otherwise subject to the limitations of that section, and shall not be deemed incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act, whether made before or after the date of this report and irrespective of any general incorporation by reference language in any such filing.

•	The stock price performance shown in the graph is not necessarily indicative of future price performance.

Issuer Purchases of Equity Securities

The table below sets forth information regarding the Company’s purchases of its common stock during its fourth fiscal quarter ended February 28, 2014:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 1, 2013 – December 31, 2013	—	$—	—	$240.0 million
January 1, 2014 – January 31, 2014	72,515	$59.02	—	$240.0 million
February 1, 2014 – February 28, 2014	—	$—	—	$240.0 million

Total	72,515	$59.02	—

(1)	During the three months ended February 28, 2014, the Company withheld an aggregate of 72,515 shares of common stock from employees to satisfy minimum tax withholding obligations relating to the vesting of restricted share awards. These shares were not withheld pursuant to the program described in Note 2 below.
(2)	On April 15, 2013, the Company announced that its Board of Directors has authorized the repurchase of up to $300.0 million of Red Hat’s common stock from time to time on the open market or in privately negotiated transactions. The program commenced on April 16, 2013, and will expire on the earlier of (i) March 31, 2015, or (ii) a determination by the Board, Chief Executive Officer or Chief Financial Officer to discontinue the program.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for each of the Company’s fiscal years in the five-year period ended February 28, 2014. The selected balance sheet data as of February 28, 2014 and February 28, 2013 and the selected statement of operations data for the fiscal years ended February 28, 2014, February 28, 2013 and February 29, 2012 are derived from our Consolidated Financial Statements contained in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein. The selected statement of operations data for the fiscal years ended February 28, 2011 and February 28, 2010 and the selected balance sheet data as of February 29, 2012, February 28, 2011 and February 28, 2010, are derived from our Consolidated Financial Statements contained in the Annual Reports on Form 10-K for the years ended February 29, 2012 and February 28, 2011.

	Year Ended
	February 28, 2014	February 28, 2013	February 29, 2012	February 28, 2011	February 28, 2010
	(in thousands, except per share data)
SELECTED STATEMENT OF OPERATIONS DATA
Revenue:
Subscriptions	$1,336,771	$1,148,341	$965,575	$773,404	$638,654
Training and services	197,844	180,476	167,528	135,873	109,582

Total subscription and training and services revenue	$1,534,615	$1,328,817	$1,133,103	$909,277	$748,236
Gross profit	$1,302,015	$1,128,217	$954,555	$758,990	$634,391
Income from operations	$232,289	$201,038	$199,913	$145,676	$100,349
Interest income	$6,645	$8,245	$8,418	$6,743	$10,381
Other income (expense), net	$614	$469	$(322)	$1,275	$10,772
Net income	$178,292	$150,204	$146,626	$107,278	$87,253
Basic net income per common share	$0.94	$0.78	$0.76	$0.56	$0.46
Diluted net income per common share	$0.93	$0.77	$0.75	$0.55	$0.45
Weighted average shares outstanding
Basic	189,920	193,147	193,151	190,294	187,845
Diluted	192,036	195,804	196,451	196,353	193,546

	As of
	February 28, 2014	February 28, 2013	February 29, 2012	February 28, 2011	February 28, 2010
	(in thousands)
SELECTED BALANCE SHEET DATA
Total cash and investments in debt and equity securities (available-for-sale, current and long-term)	$1,487,429	$1,318,373	$1,260,353	$1,192,391	$970,185
Working capital	$423,096	$383,037	$395,050	$504,757	$436,852
Total assets	$3,106,619	$2,813,660	$2,491,099	$2,199,322	$1,870,872
Total deferred revenue (current and long-term)	$1,289,197	$1,089,952	$946,736	$772,254	$645,860
Stockholders’ equity	$1,551,165	$1,520,161	$1,398,817	$1,290,699	$1,111,052

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading global provider of open source software solutions, using a community-powered approach to develop and offer reliable and high-performing operating system, virtualization, middleware, storage and cloud technologies.

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

We primarily provide our enterprise offerings in the form of annual or multi-year subscriptions, and we recognize revenue over the period of the subscription agreements with our customers. We market our offerings primarily to enterprise customers.

We have focused on introducing and gaining acceptance for Red Hat enterprise technologies that comprise our open source architecture. Red Hat Enterprise Linux and Red Hat JBoss Middleware offerings have gained widespread ISV and IHV support. We have continued to build our open source architecture by expanding our enterprise operating system and middleware offerings and introducing virtualization, storage, cloud and other offerings.

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

The arrangements with our customers that produce this revenue and cash are explained in further detail in Part II, Item 7 under “Critical Accounting Estimates” and in NOTE 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements.

In our fiscal year ended February 28, 2014, we focused on and expect in our fiscal year ending February 28, 2015 to continue to focus on, among other things, (i) promoting the widespread adoption of Red Hat enterprise offerings by enterprise customers globally, (ii) expanding our virtualization, storage, cloud and other enterprise offerings, (iii) investing in the development of open source technologies, (iv) increasing revenue from our existing customer base, (v) increasing revenue by promoting a range of services to help our customers derive additional value, (vi) expanding routes to market, (vii) growing our presence in international markets, and (viii) pursuing strategic acquisitions and alliances.

Revenue

For the year ended February 28, 2014, total revenue increased 15.5%, or $205.8 million, to $1.53 billion from $1.33 billion for the year ended February 28, 2013. Subscription revenue increased 16.4%, or $188.4 million, driven primarily by additional subscriptions related to our principal Red Hat Enterprise Linux and Red Hat JBoss Middleware offerings, which continue to gain broader market acceptance in mission-critical areas of computing, and our expansion of sales channels and our geographic footprint. The increase is, in part, a result of the continued migration of enterprises in industries such as financial services, government, technology and telecommunications to our open source solutions from proprietary technologies. Training and services revenue increased 9.6%, or $17.4 million, for the year ended February 28, 2014 as compared to the year ended February 28, 2013. The increase is driven primarily by customer interest in new products and increased demand for our open source solutions.

We believe our success is influenced by:

•	the extent to which we can expand the breadth and depth of our enterprise offerings;

•	our ability to enhance the value of Red Hat enterprise offerings through frequent and continuing innovation while maintaining stable platforms over multi-year periods;

•	our ability to generate increasing revenue from channel partner and other strategic relationships, including cloud computing providers, distributors, IHVs, ISVs, OEMs, SIs, and VARs;

•	our ability to generate new and recurring revenue for Red Hat enterprise offerings;

•	the widespread and increasing deployment of open source technologies by enterprises and similar institutions, such as government agencies and universities; and

•	our ability to provide customers with consulting and training services that generate additional revenue.

Deferred revenue, billings proxy, seasonality and backlog

Deferred revenue

Our deferred revenue, current and long-term, balance at February 28, 2014 was $1.29 billion. Because of our subscription model and revenue recognition policies, deferred revenue improves predictability of future revenue. For example, current deferred revenue provides a baseline for revenue to be recognized over the next twelve months. Similarly, long-term deferred revenue provides a baseline for revenue to be recognized beyond twelve months. Total deferred revenue at February 28, 2014 increased 18.3%, or $199.2 million, as compared to the balance at February 28, 2013 of $1.09 billion.

The change in deferred revenue reported on our Consolidated Balance Sheets of $199.2 million differs from the $205.4 million change in deferred revenue we reported on our Consolidated Statements of Cash Flows for the year ended February 28, 2014 due to changes in foreign currency exchange rates used to translate deferred revenue balances from our foreign subsidiaries’ functional currency into U.S. dollars.

Billings proxy

We approximate our annual billings by adding revenue recognized on our Consolidated Statements of Operations to the change in total deferred revenue reported on our Consolidated Statements of Cash Flows. We use the change in deferred revenue as reported on our Consolidated Statements of Cash Flows because the amount has been adjusted for the impact of changes in foreign currency exchange rates used to translate deferred revenue balances from our foreign subsidiaries’ functional currencies into U.S. dollars.

Our billings proxy increased by 16.7%, or $248.6 million, to $1.74 billion for the year ended February 28, 2014 from $1.49 billion for the year ended February 28, 2013.

Seasonality

Our fourth fiscal quarter has historically been our strongest quarter for new billings and renewals. This pattern has become more pronounced over time as the number of customers with renewal dates occurring in the last half of our fiscal year has continued to increase. Furthermore, our quarterly sales cycles are frequently weighted toward the end of the quarter, with an increased volume of sales completed in the last few weeks of each quarter. The year-over-year compounding effect of this seasonality in billing patterns and overall new business and renewal activity causes the value of invoices making up our billings that we generate in the last half of our fiscal year to continually increase in proportion to the value of our invoices making up our billings in the first half of our fiscal year. Below is a summary of our billings (approximated as described above by adding revenue for the period with the change in deferred revenue as reported on our Consolidated Statements of Cash Flows for the same period) by quarter for fiscal 2014, fiscal 2013, fiscal 2012, fiscal 2011 and fiscal 2010 (in thousands):

	First quarter		Second quarter		Third quarter		Fourth quarter
	Billings proxy	% of fiscal year total	Billings proxy	% of fiscal year total	Billings proxy	% of fiscal year total	Billings proxy	% of fiscal year total
Year ended February 28, 2014	$346,359	19.9%	$376,303	21.6%	$452,555	26.0%	$564,755	32.5%
Year ended February 28, 2013	$309,609	20.8%	$349,025	23.4%	$378,813	25.4%	$453,944	30.4%
Year ended February 29, 2012	$266,016	20.3%	$304,171	23.2%	$322,072	24.6%	$417,699	31.9%
Year ended February 28, 2011	$208,086	20.4%	$233,200	22.8%	$262,379	25.7%	$318,336	31.1%
Year ended February 28, 2010	$176,749	21.3%	$193,788	23.3%	$217,792	26.2%	$242,532	29.2%

We also have historically experienced a seasonal decline in our services revenue during our fiscal fourth quarter as compared to our fiscal third quarter.

Backlog

Our backlog as of February 28, 2014 totaled approximately $1.56 billion and includes amounts billed to customers and recognized as current and long-term deferred revenue on our Consolidated Balance Sheet of $966.8 million and $322.4 million, respectively, plus the value of non-cancellable subscription and services agreements to be billed in the future and not reflected in our financial results, which was in excess of $270.0 million. Our total backlog as of February 28, 2013 was approximately $1.37 billion and included off-balance sheet backlog in excess of $280.0 million. The increase in backlog from approximately $1.37 billion as of February 28, 2013 to $1.56 billion as of February 28, 2014 demonstrates increased customer commitment to our open source technologies.

We report our off-balance sheet backlog as a conservative approximation, often describing the amount as “in excess of”, primarily because the value of underlying contracts is derived from data not yet subjected to the complete application of our revenue recognition policies. We endeavor to derive the value of our off-balance sheet backlog in a consistent manner year over year and therefore believe the amounts are comparable.

Subscription revenue

Our enterprise technologies are sold primarily under subscription agreements. These agreements typically have a one- or three-year subscription period. A subscription generally entitles a customer to, among other things, a specified level of support, as well as new versions of the software, security updates, fixes, functionality enhancements and upgrades to the technology, if and when available, and compatibility with an ecosystem of certified hardware and software applications. Subscription revenue increased sequentially for each quarter of fiscal 2014, fiscal 2013 and fiscal 2012 and is being driven primarily by the increased use of our offerings by the enterprise and our expansion of sales channels and geographic footprint during these periods.

Revenue by geography

In the year ended February 28, 2014, approximately 44.7%, or $686.6 million, of our revenue was generated outside the U.S. compared to approximately 43.3%, or $574.9 million, for the year ended February 28, 2013. Our international operations are expected to continue to grow as our international sales force and channels become more mature and as we enter new locations outside the U.S. or expand our presence in existing international locations. As of February 28, 2014, we had offices in more than 80 locations throughout the world.

We operate our business in three geographic regions: the Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Australia, China, India, Japan, Singapore and South Korea). Revenue generated by the Americas, EMEA and Asia Pacific for fiscal 2014, fiscal 2013 and fiscal 2012 was as follows (in thousands):

	Americas	EMEA	Asia Pacific	Total
Year ended February 28, 2014	$974,655	$352,935	$207,025	$1,534,615
Year ended February 28, 2013	$855,214	$284,922	$188,681	$1,328,817
Year ended February 29, 2012	$716,033	$257,603	$159,467	$1,133,103

Year-over-year revenue growth rates in U.S. dollars for our three geographical regions were as follows for fiscal 2014, fiscal 2013 and fiscal 2012:

	Americas	EMEA	Asia Pacific	Total
Year ended February 28, 2014	14.0%	23.9%	9.7%	15.5%
Year ended February 28, 2013	19.4%	10.6%	18.3%	17.3%
Year ended February 29, 2012	22.7%	29.0%	26.7%	24.6%

Excluding the impact of changes in foreign currency exchange rates, revenue from the Americas, EMEA and Asia Pacific grew approximately 14.7%, 19.7% and 23.9%, respectively, for the year ended February 28, 2014. Excluding the impact of changes in foreign currency exchange rates, total revenue grew by 17.1% for the year ended February 28, 2014.

As we expand further within each region, we anticipate revenue growth rates in local currencies to become more similar among our geographic regions due to the similarity of products and services offered and the similarity in customer types or classes.

Gross profit margin

Gross profit margin decreased slightly to 84.8% for the year ended February 28, 2014 from 84.9% for the year ended February 28, 2013 as a result of increased amortization related to the prior fiscal year’s complementary middleware and cloud-management technology acquisitions and increased staffing to support our emerging cloud offerings, such as OpenStack and OpenShift. These incremental amortization and staffing costs were partially offset by a slight product mix shift from services to subscriptions due to the higher gross profit margins for subscriptions.

Gross profit margin by geography

Gross profit margins by geographic region for fiscal 2014, fiscal 2013 and fiscal 2012 were as follows:

	Americas	EMEA	Asia Pacific	Total
Year ended February 28, 2014	85.0%	88.8%	83.2%	84.8%
Year ended February 28, 2013	84.9%	88.9%	83.9%	84.9%
Year ended February 29, 2012	84.4%	87.7%	82.7%	84.2%

Regional year-over-year variations in gross profit margins are primarily due to slight product mix shifts between subscriptions and services.

As we continue to expand our sales and support services within our geographic regions, we expect gross profit margins across geographic regions to further converge over the long run due to the similarity of products and services offered, similarity in production and distribution methods and the similarity in customer types or classes. These geographic profit margins exclude the impact of share-based compensation expense, which was not allocated to our geographic regions.

Income from operations

Operating income was 15.1% of total revenue for each of the years ended February 28, 2014 and February 28, 2013. Operating expenses as a percent of revenue decreased to 69.7% for the year ended February 28, 2014 from 69.8% for the year ended February 28, 2013 as savings realized from our general and administrative functions offset the increase in costs from investments made in our sales and marketing and research and development functions.

Income from operations by geography

Operating income as a percentage of revenue generated by our geographic regions for fiscal 2014, fiscal 2013 and fiscal 2012 was as follows:

	Americas	EMEA	Asia Pacific	Total (1)
Year ended February 28, 2014	20.4%	26.9%	25.1%	15.1%
Year ended February 28, 2013	21.2%	25.4%	24.5%	15.1%
Year ended February 29, 2012	23.1%	29.0%	24.7%	17.6%

(1)	Total operating income as a percentage of revenue includes corporate (non-allocated) share-based compensation expense for the years ended February 28, 2014, February 28, 2013 and February 29, 2012 of $113.8 million, $98.7 million and $79.3 million, respectively. For additional information, see NOTE 20—Segment Reporting to our Consolidated Financial Statements.

Cash, cash equivalents, investments in debt and equity securities and cash flow from operations

Cash, cash equivalents and short-term and long-term available-for-sale investments in securities balances at February 28, 2014 totaled $1.49 billion. Cash generated from operating activities for the year ended February 28, 2014 totaled $540.6 million, which represents an increase of 16.2% in operating cash flow as compared to the year ended February 28, 2013. This increase is due to an increase in subscription and services revenues, billings and collections during the same period.

Our significant cash and investment balances give us a measure of flexibility to take advantage of opportunities, such as acquisitions, increasing investment in international areas and repurchasing our common stock.

Foreign currency exchange rates’ impact on results of operations

Approximately 44.7% of our revenue for the year ended February 28, 2014 came from sales outside the U.S. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions results in increased revenue and operating expenses from operations for our non-U.S. operations. Similarly, our revenue and operating expenses will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from our prior fiscal year ended February 28, 2013, our revenue and operating expenses from non-U.S. operations for the fiscal year ended February 28, 2014 would have been higher than we reported by approximately $21.4 million and $12.1 million, respectively, which would have resulted in income from operations being higher by $9.3 million.

Business combinations

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

Also during the year ended February 28, 2013, we acquired two businesses operating in the middleware space. These acquisitions include technologies that are complementary to our Red Hat JBoss Middleware technology. One acquisition, which included certain assets and related operations acquired from Polymita Technologies S.L. (“Polymita”), closed on August 28, 2012. The second acquisition closed on September 7, 2012 and included certain assets and related operations acquired from FuseSource, a division of Progress Software Corporation (“FuseSource”). Transaction fees related to these two acquisitions totaled approximately $1.0 million for the year ended February 28, 2013 and are included in general and administrative expense on our Consolidated Statement of Operations for the year ended February 28, 2013. As a result of these two acquisitions, operating expenses increased by approximately $8.0 million for the year ended February 28, 2013.

During the year ended February 29, 2012, we acquired Gluster, Inc. (“Gluster”). Gluster develops, distributes and provides support for open-source, scale-out storage software. The acquisition expands our enterprise software offerings to include management of unstructured data. Total consideration transferred as part of the acquisition was $137.2 million and includes cash consideration of $135.9 million and equity consideration related to assumed, nonvested employee share-based awards of $1.2 million. The total fair value, as of October 7, 2011, of all assumed nonvested awards was $14.5 million, of which $1.2 million has been attributed to pre-acquisition employee services and accordingly has been recognized as consideration transferred. The remaining $13.3 million of fair value will be recognized as compensation expense over the remaining vesting period.

For further discussion related to our acquisitions, see NOTE 3—Business Combinations to our Consolidated Financial Statements.

Facility exit costs

In December 2011, we entered into an agreement to sublease a building located in downtown Raleigh, North Carolina in which our headquarters is currently located. In connection with the transition to our new headquarters, we have subleased or entered into agreements to assign our existing leases related to the two facilities that previously constituted our headquarters in Raleigh, North Carolina.

In May 2012, we entered into a sublease agreement with an unrelated third-party to lease one of the two facilities that previously constituted our headquarters. As a result, we recognized a loss of $3.1 million for the year ended February 28, 2013, which represented the excess of our remaining obligation on the space over the agreed sublease income.

We ceased using the remaining facility in June 2013 and, as a result, recognized a loss of $2.2 million which represented the remaining costs associated with our exit from the facility. In August 2013, we agreed to assign our lease related to the remaining facility to an unrelated third party effective September 2014.

CRITICAL ACCOUNTING ESTIMATES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). Our significant accounting policies are disclosed in NOTE 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements and describe our methods for applying U.S. GAAP in areas such as revenue recognition, deferred selling costs, fair value measurements, and foreign currency translation among other areas deemed significant. In applying certain significant accounting policies, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue, and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition, results of operations or cash flows could be adversely affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting estimates, which we discuss further below. Critical accounting estimates are applied in the following areas:

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

Goodwill and other long-lived assets

We make judgments about the recoverability of goodwill, identifiable intangible assets and other long-lived assets, including capitalized software purchased or developed for internal use. The assumptions and estimates used to determine recoverability of goodwill, identifiable intangible assets and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors, such as industry and economic trends, and internal factors, such as changes in our business strategy and our internal, multi-year forecasts for our subscription and services offerings, which often include emerging technologies. Changes in any of these various factors could materially impact our financial condition and results of operations.

Share-based compensation

We are required to make estimates and assumptions with regards to the number of share-based awards that we expect will ultimately vest and the amount of tax benefits we expect will ultimately be realized, among other things.

Share-based awards expected to vest

We currently apply an estimated annual forfeiture rate of 10% to the service-based share awards we grant to our employees. Our estimated forfeiture rate is based on recent historical experience as well as qualitative considerations about management’s expectations for attrition rates over the vesting periods. Actual attrition rates could vary significantly from our expectations resulting in material quarterly adjustments to our financial results. During the year ended February 28, 2014 we granted service-based share awards with a total fair value of $120.9 million to which we applied an estimated annual forfeiture rate of 10%.

With respect to performance-based awards that we grant to certain executive officers and senior management, we estimate the number of shares expected to vest based primarily on our most current reported financial results relative to a defined peer group’s most recent reported financial results. Because past or current financial trends may not be predictive of future financial performance, our estimate of the number of shares expected to vest may differ materially from the number of shares that actually vest. The maximum number of potential performance-based shares available to vest as of February 28, 2014 totaled 1.7 million, of which approximately 1.1 million shares are expected to vest. If all of the potential performance-based shares were to vest, we would be required to recognize additional expense of approximately $6.0 million. See NOTE 13—Share-based Awards to our Consolidated Financial Statements for further discussion related to awards outstanding and expected to vest.

Income tax benefits related to share-based awards

We recognize share-based compensation expense based on an award’s grant date fair value over the requisite service period. Because we do not know the actual amount of tax benefits an award will generate until such award is exercised (or vested), we assume that the amount ultimately recognized for tax purposes will be the same amount we recognized in our operating results, that is for “book” purposes. Consequently, our deferred tax asset related to shared-based compensation expense, which totaled $32.5 million as of February 28, 2014, is based on each qualifying award’s grant date fair value rather than the award’s to-be-determined exercise date intrinsic value (or vesting date fair value).

Historically, the difference between the grant date fair value and the exercise date intrinsic value has been significant. As a result of such differences, for the years ended February 28, 2014, February 28, 2013 and February 29, 2012, we realized excess tax benefits related to share-based awards totaling $12.8 million, $34.2 million and $29.9 million, respectively.

If the share price for our common stock were to depreciate for a sustained period of time we could be required to recognize a tax benefit shortfall. Such shortfalls could have a material adverse effect on our cash flows and—to the extent such shortfalls accumulate in excess of approximately $170.0 million (the amount of our accumulated pool of windfall tax benefits available to offset future shortfalls)—could materially adversely impact our results of operations. For further discussion, see NOTE 2—Summary of Significant Accounting Policies, NOTE 11—Income Taxes and NOTE 13—Share-based Awards to our Consolidated Financial Statements.

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

We continue to assess the realizability of our deferred tax assets, which primarily consist of share-based compensation expense deductions (described above), tax credit carryforwards and deferred revenue. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As of February 28, 2014, deferred tax assets totaled $137.9 million, of which $0.7 million was offset by a valuation allowance. For further discussion regarding deferred income taxes see NOTE 2—Summary of Significant Accounting Policies and NOTE 11—Income Taxes to our Consolidated Financial Statements.

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

Significant judgment is required in evaluating both the likelihood and the estimated amount of a potential loss. Until the final resolution of a matter, there may be an exposure to loss in excess of the amount recorded, and such amount could be material. Should any of our estimates or assumptions change or prove to have been incorrect, it could materially adversely impact on our business, financial condition, operating results or cash flows.

RESULTS OF OPERATIONS

Years ended February 28, 2014 and February 28, 2013

The following table is a summary of our results of operations for the years ended February 28, 2014 and February 28, 2013 (in thousands):

	Year Ended
	February 28, 2014	February 28, 2013	$ Change	% Change
Revenue:
Subscriptions	$1,336,771	$1,148,341	$188,430	16.4%
Training and services	197,844	180,476	17,368	9.6

Total subscription and training and services revenue	$1,534,615	$1,328,817	$205,798	15.5%

Cost of subscription and training and services revenue:
Cost of subscriptions	97,100	80,340	16,760	20.9
As a % of subscription revenue	7.3%	7.0%
Cost of training and services	135,500	120,260	15,240	12.7
As a % of training and services revenue	68.5%	66.6%

Total cost of subscription and training and services revenue	$232,600	$200,600	$32,000	16.0%
As a % of total revenue	15.2%	15.1%

Total gross profit	$1,302,015	$1,128,217	$173,798	15.4%

Operating expense:
Sales and marketing	597,885	514,554	83,331	16.2
Research and development	317,263	263,150	54,113	20.6
General and administrative	152,407	146,333	6,074	4.2
Facility exit costs	2,171	3,142	(971)	(30.9)

Total operating expense	$1,069,726	$927,179	$142,547	15.4%

Income from operations	232,289	201,038	31,251	15.5
Interest income	6,645	8,245	(1,600)	(19.4)
Other income (expense), net	614	469	145	30.9

Income before provision for income taxes	$239,548	$209,752	$29,796	14.2%
Provision for income taxes	61,256	59,548	1,708	2.9

Net income	$178,292	$150,204	$28,088	18.7%

Gross profit margin—subscriptions	92.7%	93.0%
Gross profit margin—training and services	31.5%	33.4%
Gross profit margin	84.8%	84.9%
As a % of total revenue:
Subscription revenue	87.1%	86.4%
Training and services revenue	12.9%	13.6%
Sales and marketing expense	39.0%	38.7%
Research and development expense	20.7%	19.8%
General and administrative expense	9.9%	11.0%
Facility exit costs	0.1%	0.2%
Total operating expenses	69.7%	69.8%
Income from operations	15.1%	15.1%
Income before provision for income taxes	15.6%	15.8%
Net income	11.6%	11.3%
Effective income tax rate	25.6%	28.4%

Revenue

Subscription revenue

Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat enterprise offerings, increased by 16.4%, or $188.4 million, to $1.34 billion for the year ended February 28, 2014 from $1.15 billion for the year ended February 28, 2013.

Revenue derived from the sale of subscriptions supporting our Infrastructure-related offerings increased by 13.9%, or $143.1 million, to $1.17 billion for the year ended February 28, 2014 from $1.03 billion for the year ended February 28, 2013 and is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion and the continued migration of enterprises to our open source Linux platform from proprietary Unix platforms.

Revenue derived from the sale of subscriptions supporting our Application Development-related and other emerging technology offerings increased by 37.6%, or $45.3 million, to $165.7 million for the year ended February 28, 2014 from $120.4 million for the year ended February 28, 2013. The increase is primarily due to additional subscriptions for Red Hat JBoss Middleware offerings. We expect the growth rate of revenue derived from our Application Development-related and other emerging technology offerings to exceed the growth rate of revenue derived from our Infrastructure-related offerings as our Application Development-related and other emerging technology offerings continue to gain broader market acceptance in the enterprise IT environment.

Training and services revenue

Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees received from customers for consulting services regarding our offerings, deployment of Red Hat enterprise technologies and for delivery of added functionality to Red Hat enterprise technologies for our major customers and OEM partners. Total training and services revenue increased by 9.6%, or $17.4 million, to $197.8 million for the year ended February 28, 2014 from $180.5 million for the year ended February 28, 2013. Training revenue increased 3.0%, or $1.5 million. Our services revenue increased by 12.2%, or $15.8 million, as a result of an increase in consulting engagements driven by increased demand for our open source solutions. We expect services revenue to continue growing, though at a slower pace than subscription revenue as we continue to expand our reach by enabling our channel partners to provide consulting services on our behalf. Combined training and services revenue as a percentage of total revenue was 12.9% and 13.6% for the year ended February 28, 2014 and February 28, 2013, respectively.

Cost of revenue

Cost of subscription revenue

The cost of subscription revenue primarily consists of expenses we incur to support, distribute, and package Red Hat enterprise offerings. These costs include labor-related cost to provide technical support, security updates and fixes, as well as costs for fulfillment, physical media, literature, packaging and shipping. Cost of subscription revenue increased by 20.9%, or $16.8 million, to $97.1 million for the year ended February 28, 2014 from $80.3 million for the year ended February 28, 2013. Employee-related expenses increased $11.7 million for the year ended February 28, 2014 as compared to the year ended February 28, 2013, due to the expansion of our technical staff in order to meet the demands of our growing subscriber base for support, security updates and fixes. The remaining increase relates to increased amortization expense of $5.3 million related to technologies acquired either directly or as part of businesses acquired during the year ended February 28, 2013. As the number of open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will occur at an overall slower rate than that of subscription revenue growth due to economies of scale. Gross profit margin on subscriptions was 92.7% and 93.0% for the year ended February 28, 2014 and February 28, 2013, respectively.

Cost of training and services revenue

Cost of training and services revenue is mainly comprised of personnel and third-party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to various types of customers. Cost of training and services revenue increased by 12.7%, or $15.2 million, to $135.5 million for the year ended February 28, 2014 from $120.3 million for the year ended February 28, 2013. Costs to deliver our services revenue increased by 15.7%, or $14.5 million, to $107.3 million for the year ended February 28, 2014. The increase in costs to deliver services includes $8.1 million and $6.3 million of increased outside contractor fees and employee compensation expenses, respectively. The increase in both contractor fees and employee compensation expense is due to the necessary expansion of our professional consulting teams needed to provide services related to our emerging technology offerings. As a result of such investment in staffing, profit margin from professional services decreased to 26.1% for the year ended February 28, 2014 from 28.3% for the year ended February 28, 2013. Total costs to deliver training and services as a percentage of training and services revenue increased to 68.5% for the year ended February 28, 2014 from 66.6% for the year ended February 28, 2013.

Gross profit

Gross profit margin decreased slightly to 84.8% for the year ended February 28, 2014 from 84.9% for the year ended February 28, 2013 as a result of both increased amortization expense related to the prior fiscal year’s middleware and cloud-management technology acquisitions and increased staffing to support our emerging cloud offerings. These incremental amortization and staffing costs were partially offset by a slight product mix shift from services to subscriptions.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 16.2%, or $83.3 million, to $597.9 million for the year ended February 28, 2014 from $514.6 million for the year ended February 28, 2013. Selling costs increased 16.1%, or $62.6 million, for the year ended February 28, 2014 as compared to the year ended February 28, 2013 and includes $56.3 million of additional employee- and travel-related expenses, the majority of which is attributable to the expansion of our sales force from the prior year. Marketing costs grew 16.5%, or $20.7 million, for the year ended February 28, 2014 as compared to the year ended February 28, 2013. The increase in marketing costs includes $10.9 million of employee compensation expense related to increased headcount and incremental advertising costs of $10.0 million to support our marketing efforts. The remaining increase in sales and marketing costs primarily relates to facility and technology infrastructure enhancements, which increased $4.6 million for the year ended February 28, 2014 as compared to the year ended February 28, 2013. As a result of continued investments made to expand the breadth of our global sales coverage and depth of our product sales coverage, sales and marketing expense as a percentage of revenue increased to 39.0% for the year ended February 28, 2014 from 38.7% for the year ended February 28, 2013.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies. Research and development expense increased by 20.6%, or $54.1 million, to $317.3 million for the year ended February 28, 2014 from $263.2 million for the year ended February 28, 2013. Employee compensation increased by $41.9 million primarily from the expansion of our engineering group through both direct hires and business acquisitions. The remaining increase in research and development costs relates primarily to process and technology infrastructure enhancements, which increased $7.4 million. Research and development expense was 20.7% and 19.8% of total revenue for the year ended February 28, 2014 and February 28, 2013, respectively.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including information systems, finance, accounting, legal, human resources and facilities expense. General and administrative expense increased by 4.2%, or $6.1 million, to $152.4 million for the year ended February 28, 2014 from $146.3 million for the year ended February 28, 2013. The increase in general and administrative expenses results from increased employee compensation expenses of $10.3 million, primarily related to additional headcount, and increased facilities and information systems costs of $3.2 million. Partially offsetting employee compensation, facilities and information systems costs were outside professional services and litigation related fees, which decreased $5.5 million and $4.0 million, respectively, for the year ended February 28, 2014 as compared to the year ended February 28, 2013. General and administrative expense decreased as a percentage of revenue to 9.9% for the year ended February 28, 2014 from 11.0% for the year ended February 28, 2013 as we began to realize and leverage benefits from investments made during the prior fiscal year in process and technology infrastructure enhancements to support our corporate functions.

Interest income

Interest income decreased by 19.4%, or $1.6 million, to $6.6 million for the year ended February 28, 2014 from $8.2 million for the year ended February 28, 2013. The decrease in interest income for the year ended February 28, 2014 is attributable to prevailing lower yields on our investments as a result of the current low interest rate environment.

Other income (expense), net

Other income (expense), net increased $0.1 million for the year ended February 28, 2014 as compared to the year ended February 28, 2013. There were no significant offsetting gains or losses realized during the year ended February 28, 2014.

Income taxes

During the year ended February 28, 2014, we recorded $61.3 million of income tax expense, which resulted in an effective tax rate of 25.6%. Our effective tax rate of 25.6% differs from the U.S. federal statutory rate of 35.0% primarily due to the foreign tax credit, foreign income taxed at lower rates, the domestic production activities deduction and research tax credits. The provision for income tax for the year ended February 28, 2014 consists of $39.0 million of U.S. income tax expense and $22.3 million of foreign income tax expense.

During the year ended February 28, 2013, we recorded $59.5 million of income tax expense, which resulted in an annual effective tax rate of 28.4%. Our effective tax rate of 28.4%, differs from the U.S. federal statutory rate of 35.0% primarily due to a foreign tax credit, foreign income taxed at different rates and the reenactment of the U.S. research tax credit. These tax credits and foreign tax-rate differentials were partially offset by a deemed foreign dividend. The provision for income tax for the year ended February 28, 2013 consisted of $40.1 million of U.S. income tax expense and $19.4 million of foreign income tax expense.

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

Revenue

Subscription revenue

Subscription revenue increased by 18.9%, or $182.8 million, to $1.15 billion for the year ended February 28, 2013 from $965.6 million for the year ended February 29, 2012. The increase in subscription revenue was primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion, and continuing innovation, which attracts new customers and helps to drive renewals from existing customers.

Revenue derived from the sale of subscriptions for Infrastructure-related offerings increased by 18.1%, or $157.7 million, to $1.03 billion for the year ended February 28, 2013 from $870.3 million for the year ended February 29, 2012 and was primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion and the continued migration of enterprises to our open source Linux platform from proprietary Unix platforms.

Revenue derived from the sale of subscriptions supporting our Application Development-related and other emerging technology offerings increased by 26.3%, or $25.1 million, to $120.4 million for the year ended February 28, 2013 from $95.3 million for the year ended February 29, 2012. The increase was primarily due to additional subscriptions for Red Hat JBoss Middleware offerings.

Training and services revenue

Total training and services revenue increased by 7.7%, or $12.9 million, to $180.5 million for the year ended February 28, 2013 from $167.5 million for the year ended February 29, 2012. Training revenue increased 0.3%, or $0.2 million. The modest increase in training was due to an increase in on-line course participation, which was partially offset by a decline in on-site class attendance as some enterprises reduced spending on discretionary items, such as training and related travel in response to an overall challenging economic environment. Our services revenue increased by 11.0%, or $12.8 million, as a result of increased adoption of our technologies by enterprises. Combined training and services revenue as a percentage of total revenue was 13.6% and 14.8% for the year ended February 28, 2013 and February 29, 2012, respectively.

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue increased by 21.3%, or $14.1 million, to $80.3 million for the year ended February 28, 2013 from $66.2 million for the year ended February 29, 2012. Employee-related expenses increased $8.3 million for the year ended February 28, 2013 as compared to the year ended February 29, 2012, due to the expansion of our technical staff in order to meet the demands of our growing subscriber base for support, security updates and fixes. The remaining increase related to both increased amortization expense of $2.2 million related to technologies acquired either directly or as part of businesses acquired during the year ended February 28, 2013 and increased facilities costs of $2.0 million related to our growing support staff. Gross profit margin on subscriptions was 93.0% and 93.1% for the years ended February 28, 2013 and February 29, 2012, respectively.

Cost of training and services revenue

Cost of training and services revenue increased by 7.1%, or $7.9 million, to $120.3 million for the year ended February 28, 2013 from $112.3 million for the year ended February 29, 2012. The cost to deliver training decreased 12.3%, or $3.9 million, to $27.5 million for the year ended February 28, 2013 compared to $31.4 million for the year ended February 29, 2012. Costs to deliver training decreased as a percentage of training revenue to 53.9% for the year ended February 28, 2013 from 61.6% for the year ended February 29,

2012 due to better utilization of both instructors and classroom space as we transitioned from an on-site, employee-based, fixed-cost delivery model to a variable-cost delivery model with a global training partner that provides training services on our behalf. Costs to deliver our services revenue increased by 14.6%, or $11.8 million, to $92.7 million for the year ended February 28, 2013. The increase in costs to deliver services included $7.8 million of increased employee-related expenses, the majority of which were due to the expansion of our professional consulting staff. As a result of such investment in staffing, profit margin from professional services decreased to 28.3% for the year ended February 28, 2013 from 30.6% for the year ended February 29, 2012. Total costs to deliver training and services as a percentage of training and services revenue decreased to 66.6% for the year ended February 28, 2013 from 67.0% for the year ended February 29, 2012.

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

Operating expenses

Sales and marketing

Sales and marketing expense increased by 22.6%, or $94.9 million, to $514.6 million for the year ended February 28, 2013 from $419.6 million for the year ended February 29, 2012. Selling costs increased 18.5%, or $60.8 million, for the year ended February 28, 2013 as compared to the year ended February 29, 2012 and included $46.9 million of additional employee- and travel-related expenses, the majority of which were attributable to the expansion of our sales force from the prior year. Marketing costs grew 37.3%, or $34.2 million, for the year ended February 28, 2013 as compared to the year ended February 29, 2012. The increase in marketing costs included $13.9 million of employee-related expenses, of which approximately $13.6 million related to increased headcount to support our expanding marketing efforts. The remaining increase in sales and marketing costs primarily related to incremental advertising costs of $12.7 million and facility and technology infrastructure enhancements, which increased $10.5 million for the year ended February 28, 2013 as compared to the year ended February 29, 2012. As a result of continued investments made in our sales and marketing functions, sales and marketing expense as a percentage of revenue increased to 38.7% for the year ended February 28, 2013 from 37.0% for the year ended February 29, 2012.

Research and development

Research and development expense increased by 26.1%, or $54.5 million, to $263.2 million for the year ended February 28, 2013 from $208.7 million for the year ended February 29, 2012. Employee compensation increased by $41.1 million primarily from the expansion of our engineering group through both direct hires and business acquisitions. The remaining increase in research and development costs related primarily to process and technology infrastructure enhancements, which increased $8.2 million. Research and development expense was 19.8% and 18.4% of total revenue for the year ended February 28, 2013 and February 29, 2012, respectively.

General and administrative

General and administrative expense increased by 15.8%, or $20.0 million, to $146.3 million for the year ended February 28, 2013 from $126.3 million for the year ended February 29, 2012. The increase in general and administrative expenses resulted primarily from employee-related expenses which increased $6.4 million, of which the majority was due to additional headcount, and outside professional fees primarily related to data processing systems upgrades, which increased $6.1 million. The remaining increase in general and administrative expense included hardware and facility infrastructure upgrades of $3.9 million and accelerated leasehold improvement expense of $2.9 million associated with the exit from one of our facilities in Raleigh, North Carolina. These expense increases were partially offset by litigation-related expenses, which were $2.3 million lower for the year ended February 28, 2013 as compared to the year ended February 29, 2012. General and administrative expense decreased as a percentage of revenue to 11.0% for the year ended February 28, 2013 from 11.2% for the year ended February 29, 2012.

Interest income

Interest income decreased by 2.1%, or $0.2 million, to $8.2 million for the year ended February 28, 2013 from $8.4 million for the year ended February 29, 2012. The decrease in interest income for the year ended February 28, 2013 was attributable to prevailing lower yields on our investments.

Other income (expense), net

Other income (expense), net increased $0.8 million for the year ended February 28, 2013 as compared to the year ended February 29, 2012. The increase was principally due to an investment gain realized during the year ended February 28, 2013.

Income taxes

During the year ended February 28, 2013, we recorded $59.5 million of income tax expense. Tax expense for the year ended February 28, 2013 of $59.5 million resulted in an effective tax rate of 28.4%. Our effective tax rate of 28.4% differs from the U.S. federal statutory rate of 35.0% primarily due to a foreign tax credit, foreign income taxed at different rates and the reenactment of the U.S. research tax credit. These tax credits and foreign tax-rate differentials were partially offset by a deemed foreign dividend. The provision for income tax for the year ended February 28, 2013 consisted of $40.1 million of U.S. income tax expense and $19.4 million of foreign income tax expense.

During the year ended February 29, 2012, we recorded $61.4 million of income tax expense, which resulted in an annual effective tax rate of 29.5%. Our effective tax rate of 29.5% differed from the U.S. federal statutory rate of 35.0% primarily due to foreign income taxed at different rates and foreign tax credits, which were partially offset by state income tax expense. The provision for income tax for the year ended February 29, 2012 consisted of $49.2 million of U.S. income tax expense and $12.2 million of foreign income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

We derive our liquidity and operating capital primarily from cash flows from operations. Historically, we also received cash from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and follow-on public offerings, and the issuance of convertible debentures. At February 28, 2014, we had total cash and investments of $1.49 billion, which was comprised of $646.7 million in cash and cash equivalents, $248.5 million of short-term, available-for-sale fixed-income investments, $505.3 million of long-term, available-for-sale fixed-income investments, and $86.9 million in deposit accounts with maturity dates greater than 30 days. This compares to total cash and investments of $1.32 billion at February 28, 2013.

With $646.7 million in cash and cash equivalents on hand, we believe our cash and cash equivalent balances, together with our ability to generate additional cash from operations, should be sufficient to satisfy our cash requirements for the next twelve months and for the foreseeable future. However, we may take advantage of favorable capital market conditions that may arise from time to time to raise additional capital. We presently do not intend to liquidate our short- and long-term investments in debt securities prior to their scheduled maturity dates. However, in the event that we liquidate these investments prior to their scheduled maturities and there are adverse changes in market interest rates or the overall economic environment, we could be required to recognize a realized loss on those investments when we liquidate. At February 28, 2014 and February 28, 2013, accumulated unrealized gains on our available-for-sale debt securities totaled $0.5 million and $1.0 million, respectively.

Year ended February 28, 2014

Cash flows—overview

At February 28, 2014, cash and cash equivalents totaled $646.7 million, an increase of $159.7 million as compared to February 28, 2013. The increase in cash and cash equivalents for the year ended February 28, 2014 is the result of cash provided by operating activities, which totaled $540.6 million for the year ended February 28, 2014. Partially offsetting cash provided by operating activities was $108.3 million of cash used in investing activities, which included capital expenditures for property and equipment and intangible assets of $97.6 million, and cash used in financing activities, which totaled $263.1 million and included the repurchase of 5,006,579 shares of our common stock for $239.4 million. Net cash generated by operating activities and used for investing and financing activities is further described below.

Cash flows from operations

Cash provided by operations of $540.6 million during the year ended February 28, 2014 includes net income of $178.3 million, adjustments to exclude the impact of non-cash revenue and expenses, which totaled a $212.1 million net source of cash, and changes in operating assets and liabilities, which totaled a $150.2 million net source of cash. Cash provided by changes in operating assets and liabilities for the year ended February 28, 2014 was primarily the result of an increase in our deferred revenue, which generated operating cash flow of $205.4 million. The increase in deferred revenue is due to growth in billings as we generally bill our customers in advance of subscription periods. Cash adjustments related to deferred income taxes of $26.6 million was primarily due to share-based compensation deductions of which $12.8 million were in excess of amounts originally recognized in our consolidated statements of operations. Excess tax benefits from share-based compensation are considered a financing source of cash.

Cash flows from investing

Cash used in investing activities of $108.3 million for the year ended February 28, 2014 includes net purchases of available-for-sale debt securities of $8.6 million, investments in property and equipment of $79.6 million, primarily related to facilities and information technology infrastructure enhancements and investments in other intangible assets, primarily patents, of $18.0 million.

Cash flows from financing

Cash used in financing activities of $263.1 million for the year ended February 28, 2014 includes $239.4 million used to repurchase 5,006,579 shares of our common stock at an average price per share of $47.81, including transaction costs. Payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to restricted share awards vesting during the year ended February 28, 2014 totaled $37.4 million. Partially offsetting financing activities using cash were proceeds from excess tax benefits related to share-based employee compensation, which totaled $12.8 million and proceeds from employees’ exercise of common stock options, which totaled $2.1 million. Payments on other borrowings totaled $1.3 million for the year ended February 28, 2014.

Year ended February 28, 2013

Cash flows—overview

At February 28, 2013, cash and cash equivalents totaled $487.1 million, a decrease of $62.1 million as compared to February 29, 2012. The decrease in cash and cash equivalents for the year ended February 28, 2013 is primarily the result of cash used in investing activities, including net purchases of available-for-sale debt securities of $134.1 million and cash used to acquire FuseSource, Polymita and ManageIQ, which totaled $135.5 million, net of $0.2 million cash acquired. Also contributing to the overall decrease in cash was the repurchase of 2,290,936 shares of our common stock for $120.7 million and investments in facilities, information technology systems and patents, which totaled $120.0 million. Partially offsetting cash used in investing and financing activities was cash provided by operating activities, which totaled $465.3 million for the year ended February 28, 2013. Net cash generated by operating activities and used for investing and financing activities is further described below.

Cash flows from operations

Cash provided by operations of $465.3 million during the year ended February 28, 2013 includes net income of $150.2 million, adjustments to exclude the impact of non-cash revenue and expenses, which totaled a $170.9 million net source of cash, and changes in operating assets and liabilities, which totaled a $144.2 million net source of cash. Cash provided by changes in operating assets and liabilities for the year ended February 28, 2013 was primarily the result of an increase in our deferred revenue, which generated operating cash flow of $162.6 million. The increase in deferred revenue is due to growth in billings as we generally bill our customers in advance of subscription periods. Cash adjustments related to deferred income taxes of $39.8 million was primarily due to share-based compensation deductions which were in excess of amounts originally recognized in our consolidated statements of operations. Excess tax benefits from share-based compensation, which totaled $34.2 million, are considered a financing source of cash.

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

Cash flows from financing

Cash used in financing activities of $126.0 million for the year ended February 28, 2013 includes $120.7 million used to repurchase 2,290,936 shares of our common stock at an average price per share of $52.67, including transaction costs. Payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to restricted share awards vesting during the year ended February 28, 2013 totaled $50.0 million. Partially offsetting financing activities using cash were proceeds from excess tax benefits related to share-based employee compensation, which totaled $34.2 million and proceeds from employees’ exercise of common stock options, which totaled $11.5 million. Payments on other borrowings totaled $1.0 million for the year ended February 28, 2013.

Investments in debt and equity securities

Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. At February 28, 2014 and February 28, 2013, the vast majority of our investments were priced with the assistance of pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the securities’ market value, including broker quotes or model valuations. Independent price verifications of all of our holdings are performed by the pricing vendors, which we review. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

Capital requirements

We have experienced a substantial increase in our operating expenses since our inception in connection with the growth of our operations, the development of our enterprise technologies, the expansion of our services operations and our acquisition activity. Our capital requirements during the year ending February 28, 2015 will depend on numerous factors, including the amount of resources we devote to:

•	funding the continued development of our enterprise offerings;

•	improving and extending our services and the technologies used to market and deliver these services to our customers and support our business;

•	pursuing strategic acquisitions and alliances;

•	investing in or acquiring businesses, products and technologies; and

•	investing in enhancements to the systems we use to run our business and the expansion of our office facilities.

We have utilized, and will continue from time to time to utilize, cash and investments to fund, among other potential uses, purchases of our common stock, purchases of fixed assets, purchases of intangible assets (primarily patents), and mergers and acquisitions. Given our historically strong operating cash flow and the $1.49 billion of cash and investments held at February 28, 2014, we do not presently anticipate the need to raise cash to fund our operations, either through the sale of additional equity or through the issuance of debt, in the foreseeable future. However, we may take advantage of favorable capital market conditions that may arise from time to time to raise additional capital.

We believe that cash flow from operations will continue to improve; however, there can be no assurances that we will improve our cash flow from operations from the current rate or that such cash flows will be adequate to fund other investments or acquisitions that we may choose to make or be located in the appropriate geography where we can effectively use them or be generated in the appropriate geography where we can effectively use them. We may choose to accelerate the expansion of our business from our current plans, which may require us to raise additional funds through the sale of equity or debt securities or through other financing means. There can be no assurances that any such financing would occur in amounts or on terms favorable to us, if at all.

As of February 28, 2014, our cash, cash equivalents and available-for-sale investment securities totaled $1.49 billion, of which $721.2 million was held outside the U.S. Our intent is to reinvest the earnings of foreign subsidiaries indefinitely outside the U.S. to fund both organic growth and acquisitions.

With 51.5% of our available cash, cash equivalents and available-for-sale investments, as of February 28, 2014, held within the U.S., we do not anticipate a need to repatriate any foreign earnings for the foreseeable future. However, if cash held outside the U.S. were needed to fund our U.S. operations, under current tax law we would be subject to additional taxes on the portion related to repatriated earnings of our foreign subsidiaries. As of February 28, 2014, undistributed foreign earnings totaled $296.4 million. For further discussion, see NOTE 11—Income Taxes to our Consolidated Financial Statements.

Off-balance sheet arrangements

As of February 28, 2014 and February 28, 2013, we had no off-balance sheet financing arrangements and did not utilize any “structured debt”, “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

Contractual obligations

The following table summarizes our principal contractual obligations at February 28, 2014 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$194,524	$27,977	$50,032	$29,726	$86,789
Purchase obligations	4,925	1,925	3,000	—	—

Total	$199,449	$29,902	$53,032	$29,726	$86,789

Obligations under contracts that we may cancel without significant penalty are not included in the table above. In addition, because we are unable to reasonably estimate the timing of settlements and any future payments related to uncertain tax positions, such liabilities are not included in the above table. However, as of February 28, 2014, we have recognized a total of $45.6 million related to such liabilities, which are included in Other long-term obligations on our Consolidated Balance Sheet.

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

Interest rate risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of fixed-income securities, including both government and corporate obligations and money market funds. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or perceived credit risk related to the securities’ issuers. A hypothetical one-half percentage point change in interest rates, assuming a parallel shift of all interest rates, would result in a $0.6 million change in annual interest income derived from investments in our portfolio as of February 28, 2014. For further discussion related to our investments as of February 28, 2014 and February 28, 2013, see NOTE 2—Summary of Significant Accounting Policies and NOTE 18—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.

Investment risk

The fair market value of our investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage increase in interest rates, assuming a parallel shift of all interest rates, would result in an approximate $14.4 million decrease in the fair value of our available-for-sale investment securities as of February 28, 2014. For further discussion related to our investments as of February 28, 2014 and February 28, 2013, see NOTE 2—Summary of Significant Accounting Policies and NOTE 18—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.

Credit risk

The fair market values of our investment portfolio and cash balances are exposed to counterparty credit risk. Accordingly, while we periodically review our portfolio in an effort to mitigate counterparty risk, the principal values of our cash balances, money market accounts and investments in available-for-sale securities could suffer a loss of value.

Accounts receivable

As of February 28, 2014 and February 28, 2013, no individual customer accounted for 10% or more of the Company’s accounts receivable.

Foreign currency risk

Approximately 44.7% of our revenue for the year ended February 28, 2014 was produced by sales outside the U.S. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. The statements of operations of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. Thus, to the extent the

U.S. dollar weakens against foreign currencies, the translation of these foreign currency statements results in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decreases if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from our prior fiscal year ended February 28, 2013, our revenue and operating expenses from non-U.S. operations for the year ended February 28, 2014 would have been higher than we reported by approximately $21.4 million and $12.1 million, respectively, which would have resulted in income from operations being higher by $9.3 million.

Derivative instruments

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. From time to time we enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. All derivative instruments are recorded on the Consolidated Balance Sheets at their respective fair market values in accordance with FASB Accounting Standards Codification Section 815 (formerly referenced as Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities). The Company has elected not to prepare and maintain the documentation required to qualify its forward contracts for hedge accounting treatment and, therefore, changes in fair value are recorded in the Consolidated Statements of Operations. For further discussion related to our management of foreign currency risk see NOTE 10—Derivative Instruments to our Consolidated Financial Statements.

The aggregate notional amount of outstanding forward contracts at February 28, 2014 was $28.3 million. The fair value of these outstanding contracts at February 28, 2014 was a gross $0.1 million asset and a gross less than $0.1 million liability, and is recorded in Other current assets and Accounts payable and accrued expenses, respectively on our Consolidated Balance Sheets. The forward contracts generally expire within three months of the period ended February 28, 2014. The forward contracts will settle in Argentine pesos, Australian dollars, Chilean pesos, Czech koruna, Danish krone, Euros, Israeli shekels, Japanese yen, Korean won, Norwegian krona, Singapore dollars, Swedish krona, Swiss francs, and U.S. dollars.

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

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of the end of the period covered by this report.

Our independent registered public accounting firm, which has audited the financial statements included in Part II, Item 8 of this report, has also audited the effectiveness of the Company’s internal control over financial reporting as of February 28, 2014, as stated in their attestation report on our internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Red Hat, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Red Hat, Inc. and its subsidiaries at February 28, 2014 and February 28, 2013, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing in Item 8. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina
April 24, 2014

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands—except share and per share amounts)

	February 28, 2014	February 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$646,742	$487,084
Investments in available-for-sale securities, current	335,387	392,381
Accounts receivable, net of allowances for doubtful accounts of $1,986 and $1,339, respectively	360,594	302,942
Deferred tax assets, net	108,264	88,765
Prepaid expenses	118,387	94,421
Other current assets	1,808	3,156

Total current assets	$1,571,182	$1,368,749
Property and equipment, net of accumulated depreciation and amortization of $209,295 and $189,985, respectively	173,917	141,586
Goodwill	687,430	690,911
Identifiable intangibles, net	133,399	142,243
Investments in available-for-sale securities, long-term	505,300	438,908
Other assets, net	35,391	31,263

Total assets	$3,106,619	$2,813,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$179,468	$154,202
Deferred revenue	966,832	830,486
Other current obligations	1,786	1,024

Total current liabilities	$1,148,086	$985,712
Long-term deferred revenue	322,365	259,466
Other long-term obligations	85,003	48,321
Commitments and contingencies (NOTES 14 and 15)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 230,915,589 and 229,210,961 shares issued, 189,712,211 and 193,021,226 shares outstanding at February 28, 2014 and February 28, 2013, respectively	23	23
Additional paid-in capital	1,891,848	1,802,899
Retained earnings	720,172	541,880
Treasury stock at cost, 41,203,378 and 36,189,735 shares at February 28, 2014 and February 28, 2013, respectively	(1,056,419)	(816,674)
Accumulated other comprehensive loss	(4,459)	(7,967)

Total stockholders’ equity	$1,551,165	$1,520,161

Total liabilities and stockholders’ equity	$3,106,619	$2,813,660

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands—except per share amounts)

	Year Ended
	February 28, 2014	February 28, 2013	February 29, 2012
Revenue:
Subscriptions	$1,336,771	$1,148,341	$965,575
Training and services	197,844	180,476	167,528

Total subscription and training and services revenue	$1,534,615	$1,328,817	$1,133,103

Cost of subscription and training and services revenue:
Cost of subscriptions	97,100	80,340	66,237
Cost of training and services	135,500	120,260	112,311

Total cost of subscription and training and services revenue	$232,600	$200,600	$178,548

Gross profit	$1,302,015	$1,128,217	$954,555
Operating expense:
Sales and marketing	597,885	514,554	419,635
Research and development	317,263	263,150	208,662
General and administrative	152,407	146,333	126,345
Facility exit costs (NOTE 14)	2,171	3,142	—

Total operating expense	$1,069,726	$927,179	$754,642

Income from operations	232,289	201,038	199,913
Interest income	6,645	8,245	8,418
Other income (expense), net	614	469	(322)

Income before provision for income taxes	$239,548	$209,752	$208,009
Provision for income taxes	61,256	59,548	61,383

Net income	$178,292	$150,204	$146,626

Basic net income per common share	$0.94	$0.78	$0.76

Diluted net income per common share	$0.93	$0.77	$0.75

Weighted average shares outstanding
Basic	189,920	193,147	193,151
Diluted	192,036	195,804	196,451

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	February 28, 2014	February 28, 2013	February 29, 2012
Net income	$178,292	$150,204	$146,626
Other comprehensive income (loss):
Change in foreign currency translation adjustment	3,945	(2,810)	(2,708)
Available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities during the period	(466)	2,092	(146)
Reclassification for gain realized on available-for-sale securities, reported in Other income (expense), net	(350)	(797)	(1,982)
Tax (expense) benefit	379	(500)	703

Net change in available-for-sale securities (net of tax)	(437)	795	(1,425)

Total other comprehensive income (loss)	3,508	(2,015)	(4,133)

Comprehensive income	$181,800	$148,189	$142,493

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at February 28, 2011	223,778	$22	$1,610,238	$245,050	$(562,792)	$(1,819)	$1,290,699
Net income	—	—	—	146,626	—	—	146,626
Other comprehensive income (loss), net of tax	—	—	—	—	—	(4,133)	(4,133)
Vest and exercise of share-based awards	2,775	1	16,811	—	—	—	16,812
Common stock repurchase	—	—	—	—	(133,220)	—	(133,220)
Share-based compensation expense	—	—	79,267	—	—	—	79,267
Assumed employee share-based awards from acquisitions			1,244				1,244
Tax benefits related to share-based awards	—	—	37,854	—	—	—	37,854
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	—	(36,332)	—	—	—	(36,332)

Balance at February 29, 2012	226,553	$23	$1,709,082	$391,676	$(696,012)	$(5,952)	$1,398,817

Net income	—	—	—	150,204	—	—	150,204
Other comprehensive income (loss), net of tax	—	—	—	—	—	(2,015)	(2,015)
Vest and exercise of share-based awards	2,658	—	11,478	—	—	—	11,478
Common stock repurchase	—	—	—	—	(120,662)	—	(120,662)
Share-based compensation expense	—	—	98,698	—	—	—	98,698
Tax benefits related to share-based awards	—	—	33,625	—	—	—	33,625
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	—	(49,984)	—	—	—	(49,984)

Balance at February 28, 2013	229,211	$23	$1,802,899	$541,880	$(816,674)	$(7,967)	$1,520,161

Net income	—	—	—	178,292	—	—	178,292
Other comprehensive income (loss), net of tax	—	—	—	—	—	3,508	3,508
Vest and exercise of share-based awards	1,705	—	2,122	—	—	—	2,122
Common stock repurchase (See NOTE 17)	—	—		—	(239,363)	—	(239,363)
Share-based compensation expense	—	—	113,774	—	—	—	113,774
Tax benefits related to share-based awards	—	—	10,073	—	—	—	10,073
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	—	(37,402)	—	—	—	(37,402)
Other	—	—	382	—	(382)	—	—

Balance at February 28, 2014	230,916	$23	$1,891,848	$720,172	$(1,056,419)	$(4,459)	$1,551,165

Note: No preferred stock was issued or outstanding during the three years ended February 28, 2014.

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	February 28, 2014	February 28, 2013	February 29, 2012
Cash flows from operating activities:
Net income	$178,292	$150,204	$146,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,405	62,341	51,372
Deferred income taxes	26,613	39,849	45,702
Excess tax benefits from share-based payment arrangements	(12,837)	(34,219)	(29,931)
Share-based compensation expense	113,774	98,698	79,267
Net amortization of bond premium on debt securities available for sale	8,697	6,889	6,518
Other	1,411	(2,626)	(1,186)
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable	(61,785)	(46,913)	(70,410)
Prepaid expenses	(25,122)	(14,726)	(19,190)
Accounts payable and accrued expenses	28,436	40,196	5,986
Deferred revenue	205,357	162,574	176,855
Other	3,339	3,030	274

Net cash provided by operating activities	$540,580	$465,297	$391,883

Cash flows from investing activities:
Purchase of investment in debt securities available for sale	(772,741)	(875,428)	(962,974)
Proceeds from sales and maturities of investment in debt securities available for sale	764,122	741,301	791,585
Acquisitions of businesses, net of cash acquired	—	(135,501)	(135,210)
Purchase of developed software and other intangible assets	(17,972)	(34,367)	(5,349)
Purchase of property and equipment	(79,587)	(85,671)	(46,269)
Other	(2,084)	617	(643)

Net cash used in investing activities	$(108,262)	$(389,049)	$(358,860)

Cash flows from financing activities:
Excess tax benefits from share-based payment arrangements	12,837	34,219	29,931
Proceeds from exercise of common stock options	2,122	11,478	16,812
Purchase of treasury stock	(239,363)	(120,662)	(133,220)
Payments related to settlement of employee shared-based awards	(37,402)	(49,984)	(36,332)
Payments on other borrowings	(1,304)	(1,016)	(1,027)

Net cash used in financing activities	$(263,110)	$(125,965)	$(123,836)

Effect of foreign currency exchange rates on cash and cash equivalents	$(9,550)	$(12,416)	$(2,600)

Net increase (decrease) in cash and cash equivalents	$159,658	$(62,133)	$(93,413)
Cash and cash equivalents at beginning of year	487,084	549,217	642,630

Cash and cash equivalents at end of year	$646,742	$487,084	$549,217

Supplemental cash flow information:
Cash paid during the year for:
Interest	$43	$50	$45
Income taxes	$34,736	$14,863	$12,381
Non-cash investing and financing activities:
Fixed assets acquired under capital leases	$1,560	$1,137	$1,746

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Company

Red Hat, Inc., incorporated in Delaware, together with its subsidiaries (“Red Hat” or the “Company”) is a leading global provider of open source software solutions, using a community-powered approach to develop and offer reliable and high-performing operating system, virtualization, middleware, storage and cloud technologies.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subscription revenue

Subscription revenue is comprised of direct and indirect sales of subscriptions relating to Red Hat enterprise technologies. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding subscription agreement for the purchase of a subscription, subscription services are made available to the customer and the customer is billed. The deferred revenue amount is recognized as revenue ratably over the life of the subscription. Red Hat enterprise technologies are generally offered with either one or three-year base subscription periods; the majority of the Company’s subscriptions have one-year terms. Under these subscription agreements, renewal rates are generally specified for one or three-year renewal terms. Subscriptions generally entitle the end user to the technology itself and post-contract customer support, generally consisting of varying levels of support services as well as access to security errata, fixes, functionality enhancements to the technology and upgrades to new versions of the technologies, each on a when-and-if-available basis, during the term of the subscription. The Company sells its offerings through two principal channels: (1) direct, which includes sales by the Company’s sales force as well as web store sales, and (2) indirect, which includes distributors, resellers, systems integrators and OEMs. The Company recognizes revenue from the sale of Red Hat enterprise technologies ratably over the period of the subscription beginning on the commencement date of the subscription agreement.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

their subscription agreements and do not fully pay for their subscription agreements. Deferred commissions are included in prepaid expenses on the accompanying Consolidated Balance Sheets. Amortization of deferred commissions is included in sales and marketing expense in the accompanying Consolidated Statements of Operations.

Goodwill and other long-lived assets

Goodwill

The Company tests goodwill for impairment annually. For the years ended February 28, 2014 and February 28, 2013, the Company applied its test for goodwill impairment as permitted by ASU 2011-08, which allows the Company to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying value. The outcome of these qualitative tests determines whether it is necessary for a company to perform the two-step goodwill impairment test as required in years prior to the adoption of ASU 2011-08.

After considering such qualitative factors as macroeconomic conditions, actual or anticipated changes to cost factors (for example, selling and delivery), overall financial performance and other Company-specific factors, such as potential changes in strategy, the Company determined that it was not more likely than not that any impairment to goodwill had occurred during the years ended February 28, 2014 and February 28, 2013. Consequently, the Company was not required to perform the remaining two-step quantitative goodwill impairment test.

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

For the years ended February 28, 2014, February 28, 2013 and February 29, 2012, no significant impairment losses related to the Company’s long-lived assets were identified.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Capitalized software costs

Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. As a result of the Company’s practice of releasing source code that it has developed on a weekly basis for unrestricted download on the Internet, there is generally no passage of time between achievement of technological feasibility and the availability of the Company’s product for general release. Therefore, at February 28, 2014 and February 28, 2013, the Company had no internally developed capitalized software costs for products to be sold to third parties.

Property and equipment

Property and equipment is primarily comprised of furniture, computer equipment, computer software and leasehold improvements, which are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives as follows: furniture and fixtures, seven years; computer equipment, three to four years; computer software, five years; leasehold improvements, over the lesser of the estimated remaining useful life of the asset or the remaining term of the lease. Expenditures for maintenance and repairs are charged to operations as incurred; major expenditures for renewals and betterments are capitalized and depreciated. Property and equipment acquired under capital leases are depreciated over the lesser of the estimated remaining useful life of the asset or the remaining term of the lease.

Share-based compensation

The Company measures share-based compensation cost at grant date, based on the estimated fair value of the award and recognizes the cost over the employee’s requisite service period typically on a straight-line basis, net of estimated forfeitures. The Company estimates the fair value of stock options using the Black-Scholes-Merton valuation model. The fair value of nonvested share awards, nonvested share units and performance share units (“PSUs”) are measured at their underlying closing share price on the date of grant. The Company’s share-based compensation is described further in NOTE 13—Share-based Awards.

Sales and marketing expenses

Sales and marketing expenses consist of costs, including salaries, sales commissions and related expenses, such as travel, of all personnel involved in the sales and marketing process. Sales and marketing expenses also include costs of advertising, sales lead generation programs, cooperative marketing arrangements and trade shows. Payments made to resellers or other customers are recognized as a reduction of revenue unless the Company (i) receives an identifiable benefit (goods or services) in exchange for such payments that is

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sufficiently separable from the purchase of the Company’s products and (ii) the Company can reasonably estimate the fair value of the benefit identified. Advertising costs are expensed as incurred.

Advertising expense totaled $53.4 million, $42.7 million and $29.2 million for the years ended February 28, 2014, February 28, 2013 and February 29, 2012, respectively.

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

Foreign currency translation

The Euro has been determined to be the primary functional currency for the Company’s European operations and local currencies have been determined to be the functional currencies for the Company’s Asia Pacific and Latin American operations, with the exception of the Company’s operations in Mexico, where the functional currency is the U.S. dollar. Foreign exchange gains and losses, which result from the process of remeasuring foreign currency transactions into the appropriate functional currency, are included in other income, net in the Company’s Consolidated Statements of Operations.

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

Customers and credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, investments and trade receivables. The Company primarily places its cash, cash equivalents and investments with high-credit quality financial institutions which invest predominantly in U.S. government instruments, investment grade corporate bonds and certificates of deposit guaranteed by banks which are members of the Federal Deposit Insurance Corporation. Cash deposits are primarily in financial institutions in the U.S. and the United Kingdom. However, cash for monthly operating costs of international operations are deposited in banks outside the U.S.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the allocation of identifiable intangible assets resulting from the acquisition. For purposes of this allocation, the Company has assessed a fair value of ManageIQ’s identifiable intangible assets related to developed technology, employee covenants not to compete, customer relationships, and tradenames and trademarks based on the net present value of the projected income stream of these identifiable intangible assets. The fair value of the identifiable intangible assets is being amortized over the estimated useful life of each intangible asset on a straight-line basis which approximates the economic pattern of benefits (in thousands):

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

Goodwill and other business combinations

The Company completed its annual goodwill impairment test in February 2014. No goodwill impairment was deemed to have occurred. The following is a summary of goodwill for the years ended February 28, 2014, February 28, 2013 and February 29, 2012 (in thousands):

Balance at February 28, 2011	$463,673
Acquisition of Gluster	126,716
Impact of foreign currency fluctuations and other adjustments	1,174

Balance at February 29, 2012	$591,563
Acquisition of ManageIQ	83,074
Other acquisitions	17,462
Impact of foreign currency fluctuations and other adjustments	(1,188)

Balance at February 28, 2013	$690,911
Final purchase price allocation adjustment for ManageIQ (1)	(3,164)
Impact of foreign currency fluctuations	(317)

Balance at February 28, 2014	$687,430

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	The final measurement period adjustment of $3.2 million was not significant relative to the total consideration paid for ManageIQ and, therefore, the final adjustment has not been retrospectively applied to the Company’s Consolidated Balance Sheet as of February 28, 2013. If the Company had applied the adjustment retrospectively, the Deferred tax assets, net balance on the Company’s Consolidated Balance Sheet for the fiscal year ended February 28, 2013 would have been $3.2 million higher and the Goodwill balance on its Consolidated Balance Sheet for the fiscal year ended February 28, 2013 would have been $3.2 million lower.

NOTE 4—Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. Activity in the Company’s allowance for doubtful accounts for the years ended February 28, 2014, February 28, 2013 and February 29, 2012 is presented in the following table (in thousands):

	Balance at beginning of period	Charged to (recovery of) expense	Adjustments (1)	Balance at end of period
2012	$1,379	$989	$(491)	$1,877
2013	$1,877	$(102)	$(436)	$1,339
2014	$1,339	$841	$(194)	$1,986

(1)	Represents foreign currency translation adjustments and amounts written-off as uncollectible accounts receivable.

As of February 28, 2014 and February 28, 2013, no individual customer accounted for 10% or more of the Company’s accounts receivable.

NOTE 5—Property and Equipment

The Company’s property and equipment is recorded at cost and consists of the following (in thousands):

	February 28, 2014	February 28, 2013
Computer equipment	$137,570	$127,741
Software, including software developed for internal use	112,348	108,644
Furniture and fixtures	28,007	19,271
Leasehold improvements	96,410	58,443
Property and equipment – in progress	8,877	17,472

Property and equipment	$383,212	$331,571
Less: accumulated depreciation	(209,295)	(189,985)

Property and equipment, net	$173,917	$141,586

The useful lives of property and equipment range from three to fifteen years. Leasehold improvements are amortized over the lesser of the useful life or lease term. Depreciation expense recognized in the Company’s Consolidated Financial Statements for the years ended February 28, 2014, February 28, 2013 and February 29, 2012 is summarized as follows (in thousands):

	Year ended February 28, 2014	Year ended February 28, 2013	Year ended February 29, 2012
Total depreciation expense	$45,169	$38,818	$31,623

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of trademarks, copyrights and patents, purchased technologies, customer and reseller relationships, and covenants not to compete which are amortized over the estimated useful life, generally on a straight-line basis, with the exception of customer and reseller relationships which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit. Useful lives range from three to ten years. As of February 28, 2014 and February 28, 2013, trademarks with an indefinite estimated useful life totaled $9.6 million and $9.3 million, respectively. The following is a summary of identifiable intangible assets (in thousands):

	February 28, 2014			February 28, 2013
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$105,269	$(34,784)	$70,485	$94,020	$(27,412)	$66,608
Purchased technologies	79,433	(55,960)	23,473	79,201	(46,507)	32,694
Customer and reseller relationships	89,992	(63,075)	26,917	89,959	(53,391)	36,568
Covenants not to compete	10,690	(5,977)	4,713	10,516	(4,143)	6,373
Other intangible assets	8,922	(1,111)	7,811	—	—	—

Total identifiable intangible assets	$294,306	$(160,907)	$133,399	$273,696	$(131,453)	$142,243

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

Amortization expense associated with identifiable intangible assets recognized in the Company’s Consolidated Financial Statements for the years ended February 28, 2014, February 28, 2013 and February 29, 2012 is summarized as follows (in thousands):

	Year ended February 28, 2014	Year ended February 28, 2013	Year ended February 29, 2012
Cost of revenue	$11,212	$5,943	$3,533
Sales and marketing	8,872	8,416	8,348
Research and development	3,836	3,836	4,194
General and administrative	5,316	5,328	3,674

Total amortization expense	$29,236	$23,523	$19,749

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of February 28, 2014, future amortization expense on existing intangibles is as follows (in thousands):

Fiscal Year	Amortization Expense of Intangible Assets
2015	$29,293
2016	22,727
2017	20,146
2018	16,238
2019	12,740
Thereafter	22,617

Total amortization expense	$123,761

NOTE 7—Other Assets, Net

Other assets, net were comprised of the following (in thousands):

	February 28, 2014	February 28, 2013
Cost-basis investments (1)	$21,801	$5,354
Net non-current deferred tax assets (see NOTE 11—Income Taxes)	7,655	5,226
Security deposits and other	5,935	5,123
Equity-method investment (1)	—	15,560

Other assets, net	$35,391	$31,263

(1)	Equity-method investment represents the Company’s investment in Open Invention Network LLC (“OIN”) and the related share of OIN’s accumulated deficit for the fiscal year ended February 28, 2013. During the fourth quarter of the fiscal year ended February 28, 2014, OIN accepted an additional full member which decreased the Company’s overall influence as well as ownership stake in OIN below the threshold prescribed by U.S. GAAP to qualify for equity method accounting treatment. As a result, the Company’s investment in OIN was reclassified as a cost-basis investment for the fiscal year ended February 28, 2014 and totaled $14.2 million as of February 28, 2014.

The Company reviews its non-marketable cost-basis investments in equity securities for other than temporary declines in fair value based on prices recently paid for shares in that company, as well as changes in market conditions. The carrying values are not necessarily representative of the amounts that the Company could realize in a current transaction. During the years ended February 28, 2014, February 28, 2013 and February 29, 2012, no significant losses were recognized for equity investments in other companies.

During the year ended February 28, 2013, the Company purchased patents for $22.4 million from OIN. The gain recognized by OIN related to the sale of these patents was excluded from the Company’s pro rata share of OIN’s gains and losses for the year ended February 28, 2013.

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

	February 28, 2014	February 28, 2013
Deferred commissions	$80,987	$62,159
Professional services	12,827	13,172
Taxes	13,012	10,743
Insurance	1,207	1,547
Other	10,354	6,800

Prepaid expenses	$118,387	$94,421

NOTE 9—Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses were comprised of the following (in thousands):

	February 28, 2014	February 28, 2013
Accounts payable	$18,326	$27,096
Accrued wages and other compensation related expenses	100,474	72,912
Accrued other trade payables	40,998	38,595
Accrued income and other taxes payable	19,253	15,111
Accrued other	417	488

Accounts payable and accrued expenses	$179,468	$154,202

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows as of February 28, 2014 and for the year then ended (in thousands):

				Year ended February 28, 2014
	As of February 28, 2014			Classification of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
	Balance Sheet Classification	Fair Value	Notional Value
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$134	$24,790	Other income (expense), net	$1,147

Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	(15)	3,546	Other income (expense), net	(2,697)

TOTAL		$119	$28,336		$(1,550)

The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows as of February 28, 2013 and for the year then ended (in thousands):

				Year ended February 28, 2013
	As of February 28, 2013			Classification of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
	Balance Sheet Classification	Fair Value	Notional Value
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$280	$36,214	Other income (expense), net	$1,309

Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	(219)	29,328	Other income (expense), net	(1,695)

TOTAL		$61	$65,542		$(386)

NOTE 11—Income Taxes

The U.S. and foreign components of the Company’s income before provision for income taxes consisted of the following (in thousands):

	February 28, 2014	February 28, 2013	February 29, 2012
U.S.	$135,371	$130,560	$147,148
Foreign	104,177	79,192	60,861

Income before provision for income taxes	$239,548	$209,752	$208,009

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the Company’s provision for income taxes consisted of the following (in thousands):

	February 28, 2014	February 28, 2013	February 29, 2012
Current:
Foreign	$23,391	$16,556	$16,612
Federal	19,734	33,598	18,609
State	7,147	1,882	3,069

Current tax expense	$50,272	$52,036	$38,290
Deferred:
Foreign	(1,100)	2,899	(4,390)
Federal	14,468	9,687	27,483
State	(2,384)	(5,074)	—

Deferred tax expense	$10,984	$7,512	$23,093

Net provision for income taxes	$61,256	$59,548	$61,383

Significant components of the Company’s deferred tax assets and liabilities at February 28, 2014 and February 28, 2013, consisted of the following (in thousands):

	February 28, 2014	February 28, 2013
Deferred tax assets:
Foreign net operating loss carryforwards	$4,016	$7,629
Domestic net operating loss carryforwards	8,650	12,227
Domestic credit carryforwards	24,045	29,062
Share-based compensation	32,478	26,781
Deferred revenue	49,749	43,066
Foreign deferred royalty expenses	8,396	6,000
Other	10,599	8,299

Total deferred tax assets	$137,933	$133,064
Valuation allowance for deferred tax assets	(699)	(659)

Total deferred tax assets, net of valuation allowance	$137,234	$132,405

Deferred tax liabilities:
Goodwill	5,163	2,971
Fixed and intangible assets	28,283	23,905
Compensation accruals	12,738	9,124
Other	3,342	8,132

Total deferred tax liabilities	$49,526	$44,132

Net deferred tax asset	$87,708	$88,273

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s gross and net deferred tax asset and liability positions at February 28, 2014 are as follows (in thousands):

	Domestic	Foreign	Consolidated
Deferred tax assets:
Current	$108,678	$11,350	$120,028
Non-current	9,125	8,081	17,206
Deferred tax liabilities:
Current	8,753	3,681	12,434
Non-current	35,522	1,570	37,092

Net deferred tax asset	$73,528	$14,180	$87,708

Net current deferred tax asset	$99,925	$8,339	$108,264
Net non-current deferred tax asset, recorded in Other assets, net	—	7,655	7,655
Net current deferred tax liability, recorded in Other current obligations	—	(670)	(670)
Net non-current deferred tax liability, recorded in Other long-term obligations	(26,397)	(1,144)	(27,541)

Net deferred tax asset	$73,528	$14,180	$87,708

As of February 28, 2014, the Company continues to maintain a valuation allowance against its deferred tax assets with respect to certain state NOLs.

As of February 28, 2014, the Company had U.S. federal NOL carryforwards of $23.5 million and state NOL carryforwards of $114.5 million, of which $55.5 million consists of share-based compensation deductions in excess of the amounts expensed in the Company’s operating results. The resulting excess tax benefit will be recognized as an increase to additional paid in capital when realized. The NOL carryforwards expire in varying amounts beginning in the fiscal year ending February 29, 2016. As of February 28, 2014, the Company had U.S. federal research tax credit carryforwards of $30.6 million and state research tax credit carryforwards of $10.5 million, which expire in varying amounts beginning in the fiscal year ending February 28, 2018.

Taxes computed at the statutory federal income tax rates are reconciled to the provision for income taxes for the years ended February 28, 2014, February 28, 2013 and February 29, 2012, respectively, as follows (in thousands):

	February 28, 2014	February 28, 2013	February 29, 2012
Effective rate	25.6%	28.4%	29.5%
Provision at federal statutory rate, 35%	$83,842	$73,413	$72,803
State tax, net of federal tax benefit (1)	3,169	907	3,070
Foreign rate differential	(10,817)	(7,034)	(7,631)
Israel tax holiday (2)	(1,901)	(1,806)	(1,447)
Foreign dividend	623	5,787	3,721
Nondeductible items	2,157	2,141	2,923
Research tax credit	(3,070)	(5,348)	(2,357)
Foreign tax credit	(11,878)	(7,852)	(10,830)
Domestic production activities deduction	(4,973)	—	—
Other	4,104	(660)	1,131

Provision for income taxes	$61,256	$59,548	$61,383

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	During the year ended February 28, 2013, the Company amended its state income tax returns for prior years, which resulted in a reduction of state tax, net of federal tax benefit, of $3.4 million.

(2)	The Company qualifies for a tax holiday in Israel which began during the fiscal year ended February 28, 2011 and is scheduled to terminate as of the fiscal year ending February 29, 2020. The tax holiday provides for an exemption from income tax in the first two years, and for a reduced rate of taxation on income generated in Israel for the subsequent eight years. The financial impact of this holiday for the year ended February 28, 2014 was a $1.9 million reduction in the Company’s provision for income taxes, which increased the Company’s diluted earnings per share by $0.01.

As of February 28, 2014, cumulative undistributed earnings of non-U.S. subsidiaries totaled $296.4 million. Determination of the deferred tax liability, if any, on these earnings reinvested indefinitely outside the U.S. is not practicable because of available foreign tax credits. It is the Company’s policy to invest the earnings of foreign subsidiaries indefinitely outside the U.S. From time to time, however, the Company may remit a portion of these earnings to the extent it does not incur additional U.S. tax and it is otherwise feasible. The Company has provided U.S. income taxes on the earnings of certain foreign subsidiaries that are not considered as permanently reinvested outside the U.S. The U.S. income tax on such earnings is completely offset by U.S. foreign tax credits.

Unrecognized tax benefits

The following table reconciles unrecognized tax benefits for the years ended February 28, 2014, February 28, 2013 and February 29, 2012 (in thousands):

Balance at February 28, 2011	$42,083
Additions based on tax positions related to the current year	2,066
Additions based on tax positions related to prior years	531
Reductions related to settlements with tax authorities	(259)
Reductions related to changes in facts and circumstances	(659)

Balance at February 29, 2012	$43,762
Additions based on tax positions related to prior years	2,122
Additions based on tax positions related to the current year	2,576
Reductions related to changes in facts and circumstances	(147)

Balance at February 28, 2013	$48,313
Additions based on tax positions related to prior years	100
Additions based on tax positions related to the current year	9,005
Reductions related to settlements with tax authorities	(364)

Balance at February 28, 2014	$57,054

The Company’s unrecognized tax benefits as February 28, 2014 and February 28, 2013, which, if recognized, would affect the Company’s effective tax rate were $49.7 million and $45.3 million, respectively.

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as income tax expense. Accrued interest and penalties related to unrecognized tax benefits totaled $6.0 million and $4.2 million as of February 28, 2014 and February 28, 2013, respectively.

The results and timing of the resolution of tax audits is highly uncertain and the Company is unable to estimate the range of the possible changes to the balance of unrecognized tax benefits. However, the Company

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

does not anticipate that within the next 12 months that the total amount of unrecognized tax benefits will significantly increase or decrease as a result of any such potential tax audit resolutions.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of February 28, 2014. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs:

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

The U.S. Internal Revenue Service recently completed its examination with respect to the Company’s fiscal year ended February 28, 2010 and proposed certain adjustments. The Company believes that it has adequately provided for any reasonably foreseeable outcomes that may result from the proposed adjustments but, depending on the ultimate outcome, the Company could be required to pay additional income taxes. The Company does not believe that such outcome would have a material effect on its consolidated financial condition or consolidated results of operations.

The Company is currently undergoing an income tax examination in India.

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

The Company repurchased 5,006,579 shares, 2,290,936 shares and 3,167,413 shares of its common stock during the fiscal years ended February 28, 2014, February 28, 2013 and February 29, 2012, respectively, at an aggregate cost of $239.4 million, $120.7 million and $133.2 million, respectively. These amounts are recorded as treasury stock on the Company’s Consolidated Balance Sheets.

Preferred stock

At February 28, 2014, the Company has authorized 5,000,000 shares of preferred stock with a par value of $0.0001 per share. No shares of preferred stock were outstanding as of February 28, 2014 or February 28, 2013.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13—Share-based Awards

Overview

The Company’s 2004 Long-Term Incentive Plan, as amended and restated (the “2004 Plan”), provides for the granting of stock options, service-based share awards and performance-based share awards, among other awards. As of February 28, 2014, there were 19.6 million shares of common stock reserved for issuance under future share-based awards to be granted to any employee, officer or director or consultant of the Company at terms and prices to be determined by the Board of Directors.

The following table summarizes share-based awards, by type, granted during the years ended February 28, 2014, February 28, 2013 and February 29, 2012:

	Awards Granted Year ended February 28, 2014		Awards Granted Year ended February 28, 2013		Awards Granted Year ended February 29, 2012
	Shares and Shares Underlying Awards	Weighted Average Per Share Award Fair Value	Shares and Shares Underlying Awards	Weighted Average Per Share Award Fair Value	Shares and Shares Underlying Awards	Weighted Average Per Share Award Fair Value
Stock options	133,800	$12.64	114,361	$15.16	51,563	$15.41
Service-based shares and share units	2,513,328	$47.43	2,471,872	$54.62	2,148,070	$45.35
Performance-based shares and share units—Maximum	671,448	$47.86	613,800	$52.23	633,336	$43.60

Total share-based awards	3,318,576	$46.11	3,200,033	$52.75	2,832,969	$44.41

The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements for the years ended February 28, 2014, February 28, 2013 and February 29, 2012 (in thousands):

	Year ended February 28, 2014	Year ended February 28, 2013	Year ended February 29, 2012
Cost of revenue	$11,793	$9,433	$7,880
Sales and marketing	40,322	32,906	25,060
Research and development	34,194	29,647	21,570
General and administrative	27,465	26,712	24,757

Total share-based compensation expense	$113,774	$98,698	$79,267

Share-based compensation expense qualifying for capitalization was insignificant for each of the Company’s fiscal years ended February 28, 2014, February 28, 2013 and February 29, 2012. Accordingly, no share-based compensation expense was capitalized during these years.

Estimated annual forfeitures—An estimated forfeiture rate of 10% per annum, which approximates the Company’s historical rate, was applied to options and service-based share awards. Awards are adjusted to actual forfeiture rates at vesting. The Company reassesses its estimated forfeiture rate annually or when new information, including actual forfeitures, indicate a change is appropriate.

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

The total fair value of stock options recognized in the Consolidated Financial Statements for the years ended February 28, 2014, February 28, 2013 and February 29, 2012 was as follows (in thousands):

	Year ended February 28, 2014	Year ended February 28, 2013	Year ended February 29, 2012
Total fair value of stock options recognized	$2,139	$2,791	$3,104

The following table summarizes the activity for the Company’s stock options for the years ended February 28, 2014, February 28, 2013 and February 29, 2012:

	Shares Underlying Options	Weighted Average Exercise Price Per Share
Outstanding at February 28, 2011	2,029,488	$16.88
Granted	51,563	45.08
Exercised	(1,059,191)	15.87
Forfeited	(123,618)	17.16
Assumed (1)	204,911	1.13

Outstanding at February 29, 2012	1,103,153	$16.21
Granted	114,361	55.17
Exercised	(735,086)	15.61
Forfeited	(29,741)	25.10

Outstanding at February 28, 2013	452,687	$26.43
Granted	133,800	47.12
Exercised	(175,026)	12.13
Forfeited	(34,840)	22.93

Outstanding at February 28, 2014	376,621	$40.75

(1)	Amount represents partially vested options assumed as part of a business combination.

As described above, options are typically granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. No options were granted by the Company during the three years ended February 28, 2014 with exercise prices less than the grant date fair value of the Company’s common stock.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes information, as of February 28, 2014, about the Company’s outstanding and exercisable stock options:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 – $10.00	52,214	4.6	$1.85	32,588	$1.70
$10.01 – $20.00	7,157	1.0	$16.24	7,157	$16.24
$20.01 – $30.00	20,773	0.6	$27.51	20,773	$27.51
$30.01 – $40.00	24,813	1.6	$39.37	19,350	$39.36
$40.01 – $50.00	115,623	4.0	$44.31	19,857	$45.13
$50.01 and over	156,041	3.8	$54.23	34,156	$55.45

Total	376,621	3.6	$40.75	133,881	$32.08

The following summarizes the intrinsic value, as of February 28, 2014, of the Company’s outstanding, exercisable and expected to vest stock options:

Intrinsic Value of Stock Options	Number of Stock Options	Weighted Average Remaining Contractual Life	Intrinsic Value at February 28, 2014 (in thousands)
Outstanding	376,621	3.6	$6,886
Exercisable	133,881	2.4	$3,609
Expected to vest (assuming annual forfeiture rate of 10%)	212,369	4.3	$2,972

The intrinsic value of stock options exercised during the years ended February 28, 2014, February 28, 2013 and February 29, 2012 was as follows (in thousands):

	Year ended February 28, 2014	Year ended February 28, 2013	Year ended February 29, 2012
Total intrinsic value of stock options exercised	$6,775	$29,598	$31,736

As of February 28, 2014, compensation cost related to unvested stock options not yet recognized in the Company’s Consolidated Financial Statements totaled $3.8 million. The weighted average period over which these unvested stock options are expected to be recognized is approximately 2.6 years.

The fair values of options granted during the years ended February 28, 2014, February 28, 2013 and February 29, 2012 were estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the following weighted average assumptions:

	Year ended February 28, 2014	Year ended February 28, 2013	Year ended February 29, 2012
Expected dividend yield	—%	—%	—%
Risk-free interest rate	0.62%	0.41%	0.61%
Expected volatility (1)	36.80%	38.13%	47.91%
Expected life (in years) (2)	3.27	3.27	3.27
Weighted average fair value of options granted during the period	$12.64	$15.16	$15.41

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	The expected volatility rates for options granted during the years ended February 28, 2014, February 28, 2013 and February 29, 2012 were estimated based on an approximate equal weighting of the historical volatility of the Company’s common stock over a period of approximately 3.27 years and the implied volatility of publicly traded options for the Company’s common stock.

(2)	The expected term for options granted during the years ended February 28, 2014, February 28, 2013 and February 29, 2012 was determined based on the Company’s historical exercise data. The Company reassesses its estimate of expected term annually or when new information indicates a change is appropriate.

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

The total fair value of service-based share awards recognized in the Company’s Consolidated Financial Statements for the years ended February 28, 2014, February 28, 2013 and February 29, 2012 was as follows (in thousands):

	Year ended February 28, 2014	Year ended February 28, 2013	Year ended February 29, 2012
Total fair value of service-based awards recognized	$92,450	$76,460	$61,818

The following table summarizes the activity for the Company’s service-based share awards for the years ended February 28, 2014, February 28, 2013 and February 29, 2012:

	Nonvested Shares and Share Units	Weighted Average Grant-date Fair Value
Service-based share awards at February 28, 2011	5,793,338	$28.60
Granted	2,148,070	45.35
Vested	(2,162,667)	25.78
Forfeited	(431,900)	32.22
Assumed (1)	139,798	43.34

Service-based share awards at February 29, 2012	5,486,639	$36.36
Granted	2,471,872	54.62
Vested	(2,184,588)	31.33
Forfeited	(580,490)	41.56

Service-based share awards at February 28, 2013	5,193,433	$46.59
Granted	2,513,328	47.43
Vested	(1,915,326)	42.35
Forfeited	(418,127)	48.53

Service-based share awards at February 28, 2014	5,373,308	$48.34

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Amount represents partially vested share awards assumed as part of a business combination.

The following summarizes the intrinsic value, as of February 28, 2014, of the Company’s service-based awards outstanding and expected to vest:

Intrinsic Value of Service-based Awards	Number of Shares and Share Units	Weighted Average Remaining Vesting Period	Intrinsic Value at February 28, 2014 (in thousands)
Outstanding	5,373,308	1.5	$316,971
Expected to vest (assuming annual forfeiture rate of 10%)	4,553,165	1.5	$268,591

The intrinsic value of service-based awards vesting during the years ended February 28, 2014, February 28, 2013 and February 29, 2012 was as follows (in thousands):

	Year ended February 28, 2014	Year ended February 28, 2013	Year ended February 29, 2012
Total intrinsic value of service-based awards vesting	$88,969	$118,299	$96,536

As of February 28, 2014, compensation cost related to service-based share awards not yet recognized in the Company’s Consolidated Financial Statements totaled $213.4 million. The weighted average period over which these nonvested awards are expected to be recognized is approximately 1.4 years.

Performance-based share awards

Under the 2004 Plan, certain executive officers and senior management were awarded a target number of PSUs. The PSU payouts are either based on (i) the Company’s financial performance (“performance condition”) or (ii) the performance of the Company’s common stock (“market condition”). Set forth below are general descriptions of the two types of performance-based awards granted to certain executive officers and members of senior management:

PSUs with performance conditions

Depending on the Company’s financial performance measured against the financial performance of specified peer companies during a three-year performance period, PSU grantees may earn up to 200% of the target number of PSUs (the “Maximum PSUs”). Payouts are earned over a performance period with two separate performance segments. Up to 50% of the Maximum PSUs may be earned in respect of the first performance segment; and up to 100% of the Maximum PSUs may be earned in respect of the second performance segment, less the amount earned in the first performance segment.

PSUs with market conditions

Depending on the performance of the Company’s common stock over a performance period of approximately three years, PSU grantees may earn up to 200% of the target number of PSUs. The number of PSUs earned is determined based on a comparison of the performance of the Company’s stock price relative to the performance of the stock price of specified peer companies during the same performance period. Each grantee will receive a number of shares of common stock equal to the number of PSUs earned in a single payout following the end of the performance period.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity for the Company’s PSUs for the years ended February 28, 2014, February 28, 2013 and February 29, 2012:

	Maximum
Activity	Shares Underlying Performance Share Units	Weighted Average Grant Date Fair Value
Outstanding at February 28, 2011	1,430,005	$24.48
Granted	633,336	43.60
Vested	(337,734)	23.98
Forfeited	—	—

Outstanding at February 29, 2012	1,725,607	$31.60
Granted	613,800	52.23
Vested	(634,384)	23.62
Forfeited	(200,353)	32.81

Outstanding at February 28, 2013	1,504,670	$43.22
Granted	671,448	47.86
Vested	(399,334)	33.47
Forfeited	(101,559)	44.34

Outstanding at February 28, 2014	1,675,225	$47.34

(1)	Vested and forfeited amounts represent the actual number of shares vesting and forfeited during the year. Outstanding represents the remaining maximum potential shares available to vest as of the period ended.

The total fair value of performance-based share awards recognized in the Company’s Consolidated Financial Statements for the years ended February 28, 2014, February 28, 2013 and February 29, 2012 was as follows (in thousands):

	Year ended February 28, 2014	Year ended February 28, 2013	Year ended February 29, 2012
Total fair value of performance-based awards recognized	$19,185	$19,447	$14,345

The total intrinsic value of performance-based share awards vesting during the years ended February 28, 2014, February 28, 2013 and February 29, 2012 was as follows (in thousands):

	Year ended February 28, 2014	Year ended February 28, 2013	Year ended February 29, 2012
Total intrinsic value of performance-based awards vesting	$19,639	$37,872	$16,032

As of February 28, 2014, the number of shares subject to PSU awards expected to vest was 1.1 million shares. Compensation expense related to PSUs expected to vest but not yet recognized in the Consolidated Financial Statements totaled $19.8 million as of February 28, 2014. The weighted average period over which these awards are expected to be recognized is approximately 1.7 years.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—Commitments and Contingencies

Operating leases

As of February 28, 2014, the Company leased office space and certain equipment under various non-cancelable operating leases. Future minimum lease payments required under the operating leases at February 28, 2014 are as follows (in thousands):

Fiscal Year	Operating Leases
2015	$27,977
2016	26,247
2017	23,785
2018	16,372
2019	13,354
Thereafter	86,789

Total minimum lease payments	$194,524

Rent expense under operating leases for the fiscal years ended February 28, 2014, February 28, 2013 and February 29, 2012 is provided in the following table (in thousands):

	Year ended February 28, 2014	Year ended February 28, 2013	Year ended February 29, 2012
Total operating lease expense	$29,472	$26,830	$24,434

Facility exit costs

In December 2011, the Company entered into an agreement to sublease a building located in downtown Raleigh, North Carolina in which the Company’s headquarters are currently located. In connection with the transition to the Company’s new headquarters, the Company subleased or entered into agreements to assign its existing leases related to the two facilities that previously constituted the Company’s headquarters in Raleigh, North Carolina.

In May 2012, the Company entered into a sublease agreement with an unrelated third-party to lease one of the two facilities that previously constituted its headquarters. As a result, the Company recognized a loss of $3.1 million for the year ended February 28, 2013, which represented the excess of the Company’s remaining obligation on the space over the agreed sublease income.

The Company ceased using the remaining facility in June 2013 and, as a result, recognized a loss of $2.2 million which represented the remaining costs associated with its exit from the facility. In August 2013, the Company agreed to assign its lease related to the remaining facility to an unrelated third party effective September 2014.

Amortization of related leasehold improvements was accelerated to coincide with the Company’s exit from the two facilities. This change in estimated useful life resulted in incremental amortization expense of $2.9 million for the year ended February 28, 2013 and is included in general and administrative expense on the Company’s Consolidated Statement of Operations.

Product indemnification

The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party from losses arising in connection with the Company’s services or products, or from losses arising in

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the facts and circumstances involved in each particular agreement. The Company does not record a liability for claims related to indemnification unless the Company concludes that the likelihood of a material claim is probable and estimable. Payments pursuant to these indemnification claims during the years ended February 28, 2014, February 28, 2013 and February 29, 2012 were in the aggregate immaterial.

NOTE 15—Legal Proceedings

The Company experiences routine litigation in the normal course of its business, including patent litigation. The Company presently believes that the outcome of this routine litigation will not have a material adverse effect on its financial condition, results of operations or cash flows.

NOTE 16—Employee Benefit Plans

The Company provides retirement plans whereby participants may elect to contribute a portion of their annual compensation to the plans, after complying with certain limitations. The Company has the option to make contributions to the plans and contributed to the plans for the years ended February 28, 2014, February 28, 2013 and February 29, 2012 as follows (in thousands):

	Year ended February 28, 2014	Year ended February 28, 2013	Year ended February 29, 2012
Total contributions to employee benefit plans	$17,613	$14,695	$11,377

NOTE 17—Share Repurchase Program

Between March 1, 2013 and April 15, 2013, the Company repurchased an aggregate of 3,648,575 shares of its common stock for $179.3 million. These repurchases were made pursuant to the Company’s repurchase program previously announced on March 28, 2012 and completed the repurchases authorized under such program.

On April 15, 2013, the Company announced that its Board of Directors has authorized the repurchase of up to $300.0 million of Red Hat’s common stock from time to time on the open market or in privately negotiated transactions. The program commenced on April 16, 2013 and will expire on the earlier of (i) March 31, 2015, or (ii) a determination by the Board, Chief Executive Officer or Chief Financial Officer to discontinue the program.

As of February 28, 2014, the Company had repurchased 1,358,004 shares of its common stock for $60.0 million under this program. As of February 28, 2014, the amount available under the program for the repurchase of the Company’s common stock was $240.0 million.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18—Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at February 28, 2014 (in thousands):

	As of February 28, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$178,280	$178,280	$—	$—
Available-for-sale securities (1):
Interest-bearing deposits	86,937	—	86,937	—
Commercial paper	37,643	—	37,643	—
U.S. agency securities	279,049	—	279,049	—
Corporate securities	382,516	—	382,516	—
Foreign government securities	79,841	—	79,841	—
Foreign currency derivatives (2)	134	—	134	—
Liabilities:
Foreign currency derivatives (3)	(15)	—	(15)	—

Total	$1,044,385	$178,280	$866,105	$—

(1)	Included in Cash and cash equivalents, Investments in debt and equity securities, short-term or Investments in debt securities, long-term in the Company’s Consolidated Balance Sheet at February 28, 2014 in addition to $443.2 million of cash.
(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at February 28, 2014.
(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at February 28, 2014.

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at February 28, 2013 (in thousands):

	As of February 28, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$143,680	$143,680	$—	$—
Available-for-sale securities (1):
Interest-bearing deposits	123,518	—	123,518	—
Commercial paper	54,483	—	54,483	—
U.S. agency securities	359,993	—	359,993	—
Corporate securities	312,691	—	312,691	—
Foreign government securities	26,869	—	26,869	—
Equity securities (1)	274	274	—	—
Foreign currency derivatives (2)	280	—	280	—
Liabilities:
Foreign currency derivatives (3)	(219)	—	(219)	—

Total	$1,021,569	$143,954	$877,615	$—

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Included in Cash and cash equivalents, Investments in debt and equity securities, short-term or Investments in debt securities, long-term in the Company’s Consolidated Balance Sheet at February 28, 2013, in addition to $296.9 million of cash.
(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at February 28, 2013.
(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at February 28, 2013.

The following table represents the Company’s investments measured at fair value as of February 28, 2014 (in thousands):

	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Balance Sheet Classification
					Cash Equivalent Marketable Securities	Short-term Marketable Securities	Long-term Marketable Securities
		Gains	Losses(1)
Money markets	$178,280	$—	$—	$178,280	$178,280	$—	$—
Interest-bearing deposits	86,937	—	—	86,937	—	86,937	—
Commercial paper	37,643	—	—	37,643	25,299	12,344	—
U.S. agency securities	279,657	12	(620)	279,049	—	56,314	222,735
Corporate securities	381,446	1,279	(209)	382,516	—	131,612	250,904
Foreign government securities	79,818	34	(11)	79,841	—	48,180	31,661

Total	$1,043,781	$1,325	$(840)	$1,044,266	$203,579	$335,387	$505,300

(1)	As of February 28, 2014, there were $0.2 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer.

The following table summarizes the stated maturities of the Company’s investment in available-for-sale securities at February 28, 2014 (in thousands):

	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Maturity of short and long term available-for-sale securities	$840,687	$335,387	$337,189	$168,111	$—

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the Company’s investments measured at fair value as of February 28, 2013 (in thousands):

	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Balance Sheet Classification
					Cash Equivalent Marketable Securities	Short-term Marketable Securities	Long-term Marketable Securities
		Gains	Losses(1)
Money markets	$143,680	$—	$—	$143,680	$143,680	$—	$—
Interest-bearing deposits	123,518	—	—	123,518	—	123,518	—
Commercial paper	54,483	—	—	54,483	39,498	14,985	—
U.S. agency securities	360,060	136	(203)	359,993	7,041	54,485	298,467
Corporate securities	311,561	1,262	(132)	312,691	—	172,250	140,441
Foreign government securities	26,902	2	(35)	26,869	—	26,869	—
Equity securities	6	268	—	274	—	274	—

Total	$1,020,210	$1,668	$(370)	$1,021,508	$190,219	$392,381	$438,908

(1)	As of February 28, 2013, there were less than $0.1 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer.

NOTE 19—Earnings Per Share

The following table reconciles the numerators and denominators of the earnings per share calculation for the years ended February 28, 2014, February 28, 2013 and February 29, 2012 (in thousands, except per share amounts):

	Year ended February 28, 2014	Year ended February 28, 2013	Year ended February 29, 2012
Net income, basic and diluted	$178,292	$150,204	$146,626

Weighted average common shares outstanding	189,920	193,147	193,151
Incremental shares attributable to assumed vesting or exercise of outstanding equity award shares	2,116	2,657	3,300

Diluted shares	192,036	195,804	196,451

Net income per share—diluted	$0.93	$0.77	$0.75

The following share awards are not included in the computation of diluted earnings per share because the aggregate value of proceeds considered received upon either exercise or vesting was greater than the average market price of the Company’s common stock during the related periods and the effect of including such share awards in the computation would be anti-dilutive (in thousands):

	Year ended February 28, 2014	Year ended February 28, 2013	Year ended February 29, 2012
Number of shares considered anti-dilutive for calculating diluted EPS	360	77	311

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20—Segment Reporting

The following summarizes revenue from unaffiliated customers, income (loss) from operations, total cash, cash equivalents and available-for-sale investment securities and total assets by geographic segment at and for the years ended February 28, 2014, February 28, 2013 and February 29, 2012 (in thousands):

	Americas	EMEA	Asia Pacific	Corporate(1)	Total
	Year ended February 28, 2014
Revenue from unaffiliated customers	$974,655	$352,935	$207,025	$—	$1,534,615
Income (loss) from operations	$199,254	$94,949	$51,860	$(113,774)	$232,289
Cash, cash equivalents and available-for-sale investment securities	$808,830	$517,397	$161,202	$—	$1,487,429
Total assets	$2,153,828	$703,929	$248,862	$—	$3,106,619

	Year ended February 28, 2013
Revenue from unaffiliated customers	$855,214	$284,922	$188,681	$—	$1,328,817
Income (loss) from operations	$181,136	$72,440	$46,160	$(98,698)	$201,038
Cash, cash equivalents and available-for-sale investment securities	$825,906	$370,174	$122,293	$—	$1,318,373
Total assets	$2,068,879	$534,093	$210,688	$—	$2,813,660

	Year ended February 29, 2012
Revenue from unaffiliated customers	$716,033	$257,603	$159,467	$—	$1,133,103
Income (loss) from operations	$165,278	$74,581	$39,321	$(79,267)	$199,913
Cash, cash equivalents and available-for-sale investment securities	$887,256	$299,703	$73,394	$—	$1,260,353
Total assets	$1,898,897	$424,542	$167,660	$—	$2,491,099

(1)	Amounts represent share-based compensation expense for each of the three fiscal years ended February 28, 2014, February 28, 2013 and February 29, 2012, which was not allocated to geographic segments.

Supplemental information about geographic areas

The following table lists, for the years ended February 28, 2014, February 28, 2013 and February 29, 2012, revenue from unaffiliated customers in the U.S., the Company’s country of domicile, and revenue from foreign countries (in thousands):

	Year ended February 28, 2014	Year ended February 28, 2013	Year ended February 29, 2012
U.S., the Company’s country of domicile	$848,053	$753,898	$622,608
Foreign	686,562	574,919	510,495

Total revenue from unaffiliated customers	$1,534,615	$1,328,817	$1,133,103

There were no individual foreign countries in which the Company earned 10% or more of its revenue from unaffiliated customers.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total tangible long-lived assets located in the U.S., the Company’s country of domicile, and similar tangible long-lived assets held outside the U.S. are summarized in the following table for the years ended February 28, 2014, February 28, 2013 and February 29, 2012 (in thousands):

	As of February 28, 2014	As of February 28, 2013	As of February 29, 2012
U.S., the Company’s country of domicile	$137,356	$105,029	$63,069
Foreign	36,561	36,557	28,996

Total tangible long-lived assets	$173,917	$141,586	$92,065

Supplemental information about major customers

For the year ended February 28, 2013, the U.S. government and its agencies generated approximately 11% of the Company’s total revenue from unaffiliated customers. For the years ended February 28, 2014 and February 29, 2012 there were no individual customers from which the Company generated 10% or greater revenue.

Supplemental information about products and services

The following table, for each of the fiscal years ended February 28, 2014, February 28, 2013 and February 29, 2012, provides further detail, by type, of our subscription and services revenues. Infrastructure-related offerings subscription revenue includes subscription revenue generated from Red Hat Enterprise Linux and related technologies such as Red Hat Enterprise Virtualization. Subscription revenue generated from our Application development-related and other emerging technology offerings includes Red Hat JBoss Middleware, Red Hat Storage Server and Red Hat cloud offerings such as OpenStack and OpenShift (in thousands):

	Year ended February 28, 2014	Year ended February 28, 2013	Year ended February 29, 2012
Subscription revenue:
Infrastructure-related offerings	$1,171,103	$1,027,983	$870,315
Application Development-related and other emerging technology offerings	165,668	120,358	95,260

Total subscription revenue	1,336,771	1,148,341	965,575

Training and services revenue:
Consulting services	145,191	129,363	116,573
Training	52,653	51,113	50,955

Total training and services revenue	197,844	180,476	167,528

Total revenue	$1,534,615	$1,328,817	$1,133,103

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 21—Other Long-Term Obligations

Other long-term obligations were comprised of the following (in thousands):

	February 28, 2014	February 28, 2013
Accrued income taxes	$45,645	$32,530
Deferred rent credits	10,879	9,299
Net non-current deferred tax liability	27,541	5,718
Other	938	774

Other long-term obligations	$85,003	$48,321

NOTE 22—Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss was comprised of the following (in thousands):

	February 28, 2014	February 28, 2013
Accumulated loss from foreign currency translation adjustment	$(4,823)	$(8,768)
Accumulated unrealized gain, net of tax, on available-for-sale securities	364	801

Accumulated other comprehensive loss	$(4,459)	$(7,967)

NOTE 23—Unaudited Quarterly Results

Below are unaudited condensed quarterly results for the year ended February 28, 2014:

	Year ended February 28, 2014 Unaudited
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except per share data)
Revenue:
Subscriptions	$351,492	$342,770	$326,692	$315,817
Training and services	48,905	53,766	47,731	47,442

Total subscription and training and services revenue	$400,397	$396,536	$374,423	$363,259
Gross profit	$339,861	$336,109	$318,843	$307,202
Income from operations	$59,300	$60,792	$55,574	$56,623
Interest income	$2,037	$1,579	$1,527	$1,502
Other income (expense), net	$282	$(440)	$1,196	$(424)
Net income, basic and diluted	$45,068	$52,025	$40,808	$40,391
Net income per common share (1):
Basic	$0.24	$0.27	$0.22	$0.21
Diluted	$0.24	$0.27	$0.21	$0.21
Weighted average shares outstanding:
Basic	189,604	189,514	189,437	191,114
Diluted	191,712	191,365	191,432	192,969

(1)	Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the reported annual earnings per common share.

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

Role of Controls and Procedures

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) or our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of the controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Also projections of any evaluation of effectiveness of controls and procedures to future periods are subject to the risk that the controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the controls and procedures may have deteriorated.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We intend to file with the SEC a definitive proxy statement with respect to our Annual Meeting of Stockholders to be held on August 7, 2014 (the “2014 Annual Meeting”). The information under the sections entitled “Item No. 1—Election of Directors”, “Corporate Governance and Board of Directors Information”, “Compensation and Other Information Concerning Executive Officers” and “Other Matters” from the definitive proxy statement for the 2014 Annual Meeting, which is to be filed with the SEC not later than 120 days after the close of our fiscal year ended February 28, 2014 (the “2014 Proxy Statement”), is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the sections entitled “Compensation and Other Information Concerning Executive Officers” and “Corporate Governance and Board of Directors Information” from the 2014 Proxy Statement is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the sections entitled “Beneficial Ownership of Our Common Stock” and “Compensation and Other Information Concerning Executive Officers” from the 2014 Proxy Statement is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the section entitled “Corporate Governance and Board of Directors Information” from the 2014 Proxy Statement is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the section entitled “Item No. 2—Ratification of Selection of Independent Registered Public Accounting Firm” from the 2014 Proxy Statement is hereby incorporated by reference.

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

2.1+

Agreement and Plan of Merger, dated as of October 3, 2011, by and among Red Hat, Inc., a Delaware corporation, Gluster, Inc., a Delaware corporation, Matte Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Red Hat, Inc., and Fortis Advisors LLC, as the Holder Agent (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2011 (File no. 001-33162))

3.1+

Fourth Amended and Restated Certificate of Incorporation of Red Hat, Inc. (incorporated by reference to Exhibit 3.3 to the registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2013 (File no. 001-33162))

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

10.1+	GNU General Public License (incorporated by reference to Exhibit 10.13 to the registrant’s Registration Statement on Form S-1 filed with the SEC on June 4, 1999 (File no. 333-80051))

10.2*	Red Hat, Inc. 1999 Stock Option and Incentive Plan, as Amended and Restated

Exhibit No.	Description of Exhibits

10.3+*

Form of Non-Qualified Stock Option Agreement pursuant to the Red Hat, Inc. 1999 Stock Option and Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 29, 2011 (File no. 001-33162))

10.4-+

Limited Liability Company Agreement of Open Inventions Network LLC dated November 8, 2005 (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 29, 2011 (File no. 001-33162))

10.5*	Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated

10.6+*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 25, 2012 (File no. 001-33162))

10.7+*

Letter Agreement dated May 10, 2012, between Red Hat, Inc. and Arun Oberoi (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 6, 2012 (File no. 001-33162))

10.8+*

Form of Amendment to Equity Awards pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 25, 2012 (File no. 001-33162))

10.9+*

Senior Management Change in Control Severance Policy (incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 25, 2012 (File no. 001-33162))

10.10+*	Executive Variable Compensation Plan (incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 25, 2013 (File no. 001-33162))

10.11+*

Executive Employment Agreement, dated December 19, 2007, between Red Hat, Inc. and James M. Whitehurst (incorporated by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 25, 2013 (File no. 001-33162))

10.12*	Form of Director Deferred Stock Unit Agreement (Vested) pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended

10.13*	Form of Director Deferred Stock Unit Agreement (With Vesting) pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended

10.14*	Form of Director Restricted Stock Agreement pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended

10.15*	Senior Management Severance Plan

10.16*	Form of Executive Agreement by and between Red Hat, Inc. and each Plan Participant

10.17*	Letter Agreement dated December 23, 2008 between Red Hat, Inc. and James M. Whitehurst amending the Executive Employment Agreement between the parties dated December 19, 2007

10.18*	Employee Inventions Assignment and Restrictive Obligations Agreement dated January 1, 2008 between Red Hat, Inc. and James M. Whitehurst

10.19+*	Clawback Policy of Red Hat, Inc. adopted May 13, 2009 (incorporated by reference to Exhibit 99.3 to the registrant’s Current Report filed on Form 8-K with the SEC on May 19, 2009 (File no. 001-33162))

10.20+*

2006 Performance Compensation Plan as Amended and Restated Effective June 19, 2008 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on July 10, 2009 (File no. 001-33162))

Exhibit No.	Description of Exhibits

10.21+*

Red Hat, Inc. Stock Ownership Policy for Directors and Senior Executives, amended and restated as of March 21, 2011 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report filed on Form 8-K with the SEC on March 25, 2011 (File no. 001-33162))

10.22+*

Form of Performance Restricted Stock Agreement adopted May 19, 2010 (incorporated by reference to Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2010 (File no. 001-33162))

10.23+*

Form of Restricted Stock Unit Agreement (Non-Executive Participants) pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated, adopted August 11, 2010 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report filed on Form 10-Q with the SEC on October 8, 2010 (File no. 001-33162))

10.24+*

Executive Base Salaries and Target Award Amounts under Red Hat, Inc.’s Executive Variable Compensation Plan for the Fiscal Year Ending February 29, 2012 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2011 (File No. 001-33162))

10.25+*

Executive Base Salaries and Target Award Amounts under Red Hat, Inc.’s Executive Variable Compensation Plan for the Fiscal Year Ending February 28, 2013 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 30, 2012 (File no. 001-33162))

10.26+*

Executive Base Salaries and Target Award Amounts under Red Hat, Inc.’s Executive Variable Compensation Plan for the Fiscal Year Ending February 28, 2014 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 29, 2013 (File no. 001-33162))

10.27+*

Form of Performance Share Unit Agreement (Operating Performance Form) adopted May 25, 2011 (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report filed on Form 8-K with the SEC on May 27, 2011 (File no. 001-33162)).

10.28+*

Form of Performance Share Unit Agreement (Stock Price Performance Form) adopted May 25, 2011 (incorporated by reference to Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2011 (File no. 001-33162)).

10.29+*

Peer Group for Fiscal Year 2012 Performance Share Units (incorporated by reference to Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2011 (File no. 001-33162)).

10.30+*

Peer Group for Fiscal Year 2013 Performance Share Units (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 30, 2012 (File no. 001-33162))

10.31+*

Peer Group for Fiscal Year 2014 Performance Share Units (incorporated by reference to Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed with the SEC on May 29, 2013 (File no. 001-33162))

10.32+*	Red Hat, Inc. 2011 Performance Compensation Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 16, 2011 (File no. 001-33162))

10.33+

Sublease Agreement, dated as of December 27, 2011, by and between Carolina Power & Light Company, a North Carolina corporation, d/b/a Progress Energy Carolinas, Inc. and Red Hat, Inc. (incorporated by reference to Exhibit 10.44 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 25, 2012 (File no. 001-33162))

Exhibit No.	Description of Exhibits

10.34*	Red Hat, Inc. 2010 Non-Employee Director Compensation Plan, as amended and restated effective January 1, 2013

10.35+*

Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated Effective August 9, 2012 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 5, 2012 (File no. 001-33162))

10.36+*

Form of Operating Performance Share Unit Agreement adopted May 22, 2013 (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 29, 2013 (File no. 001-33162))

10.37+*

Form of Total Stockholder Return Performance Share Unit Agreement adopted May 22, 2013 (incorporated by reference to Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed with the SEC on May 29, 2013 (File no. 001-33162))

10.38+*

Form of 162(m) Restricted Stock Agreement adopted May 22, 2013 (incorporated by reference to Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed with the SEC on May 29, 2013 (File no. 001-33162))

10.39+*

Cash Retention Agreement, dated October 16, 2013, between Red Hat, Inc. and Brian Stevens (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on January 9, 2014 (File no. 001-33162))

10.40+

Agreement and Plan of Merger, dated as of December 19, 2012, by and among Red Hat, Inc., a Delaware corporation, ManageIQ, Inc., a Delaware corporation, Salta Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Red Hat, Inc., and Shareholder Representative Services LLC, as the Holder Agent (incorporated by reference to Exhibit 10.47 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 25, 2013 (File no. 001-33162))

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

Date: April 24, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JAMES M. WHITEHURST James M. Whitehurst	President, Chief Executive Officer and Director (principal executive officer)	April 24, 2014

/S/ CHARLES E. PETERS, JR. Charles E. Peters, Jr.	Executive Vice President and Chief Financial Officer (principal financial officer)	April 24, 2014

/S/ MARK E. COOK Mark E. Cook	Vice President Finance and Controller (principal accounting officer)	April 24, 2014

/S/ SOHAIB ABBASI Sohaib Abbasi	Director	April 24, 2014

/S/ W. STEVE ALBRECHT W. Steve Albrecht	Director	April 24, 2014

/S/ JEFFREY J. CLARKE Jeffrey J. Clarke	Director	April 24, 2014

/S/ MARYE ANNE FOX Marye Anne Fox	Director	April 24, 2014

/S/ NARENDRA K. GUPTA Narendra K. Gupta	Director	April 24, 2014

/S/ WILLIAM S. KAISER William S. Kaiser	Director	April 24, 2014

/S/ DONALD H. LIVINGSTONE Donald H. Livingstone	Director	April 24, 2014

/S/ HENRY HUGH SHELTON Henry Hugh Shelton	Chairman of the Board of Directors	April 24, 2014

Exhibit Index

Exhibit No.	Description of Exhibits

10.2	Red Hat, Inc. 1999 Stock Option and Incentive Plan, as Amended and Restated

10.5	Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated

10.12	Form of Director Deferred Stock Unit Agreement (Vested) pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended

10.13	Form of Director Deferred Stock Unit Agreement (With Vesting) pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended

10.14	Form of Director Restricted Stock Agreement pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended

10.15	Senior Management Severance Plan

10.16	Form of Executive Agreement by and between Red Hat, Inc. and each Plan Participant

10.17	Letter Agreement dated December 23, 2008 between Red Hat, Inc. and James M. Whitehurst amending the Executive Employment Agreement between the parties dated December 19, 2007

10.18	Employee Inventions Assignment and Restrictive Obligations Agreement dated January 1, 2008 between Red Hat, Inc. and James M. Whitehurst

10.34	Red Hat, Inc. 2010 Non-Employee Director Compensation Plan, as amended and restated effective January 1, 2013

21.1	Subsidiaries of Red Hat, Inc.

23.1	Consent of PricewaterhouseCoopers LLP

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