Form 10-Q
period 2014-05-31
RED HAT INC
filed 2014-07-09
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

As of June 30, 2014, there were 189,096,335 shares of common stock outstanding.

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

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands—except share and per share amounts)

	May 31, 2014 (Unaudited)	February 28, 2014 (1)
ASSETS
Current assets:
Cash and cash equivalents	$564,148	$646,742
Investments in debt securities, short-term	239,039	335,387
Accounts receivable, net of allowances for doubtful accounts of $1,946 and $1,986, respectively	265,663	360,594
Deferred tax assets, net	114,253	108,264
Prepaid expenses	124,523	118,387
Other current assets	1,275	1,808

Total current assets	$1,308,901	$1,571,182
Property and equipment, net of accumulated depreciation and amortization of $220,916 and $209,295, respectively	172,792	173,917
Goodwill	817,279	687,430
Identifiable intangibles, net	141,326	133,399
Investments in debt securities, long-term	596,895	505,300
Other assets, net	32,817	35,391

Total assets	$3,070,010	$3,106,619

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$185,910	$179,468
Deferred revenue	947,353	966,832
Other current obligations	1,851	1,786

Total current liabilities	$1,135,114	$1,148,086
Long-term deferred revenue	325,216	322,365
Other long-term obligations	84,877	85,003
Commitments and contingencies (NOTES 12 and 13)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 231,361,701 and 230,915,589 shares issued, and 188,556,010 and 189,712,211 shares outstanding at May 31, 2014 and February 28, 2014, respectively	23	23
Additional paid-in capital	1,908,934	1,891,848
Retained earnings	757,917	720,172
Treasury stock at cost, 42,805,691 and 41,203,378 shares at May 31, 2014 and February 28, 2014, respectively	(1,136,713)	(1,056,419)
Accumulated other comprehensive loss	(5,358)	(4,459)

Total stockholders’ equity	$1,524,803	$1,551,165

Total liabilities and stockholders’ equity	$3,070,010	$3,106,619

(1)	Derived from audited financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands—except per share amounts)

(Unaudited)

	Three Months Ended
	May 31, 2014	May 31, 2013
Revenue:
Subscriptions	$371,968	$315,817
Training and services	51,786	47,442

Total subscription and training and services revenue	423,754	363,259

Cost of subscription and training and services revenue:
Cost of subscriptions	27,760	23,375
Cost of training and services	36,683	32,682

Total cost of subscription and training and services revenue	64,443	56,057

Gross profit	359,311	307,202

Operating expense:
Sales and marketing	176,838	142,444
Research and development	89,939	73,802
General and administrative	41,571	34,333

Total operating expense	308,348	250,579

Income from operations	50,963	56,623
Interest income	1,842	1,502
Other income (expense), net	357	(424)

Income before provision for income taxes	53,162	57,701
Provision for income taxes	15,417	17,310

Net income	$37,745	$40,391

Basic net income per common share	$0.20	$0.21

Diluted net income per common share	$0.20	$0.21

Weighted average shares outstanding
Basic	189,372	191,114
Diluted	191,457	192,969

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	May 31, 2014	May 31, 2013
Net income	$37,745	$40,391
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(902)	(3,617)
Available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities during the period	89	(731)
Reclassification for gain realized on available-for-sale securities, reported in Other income (expense), net	(153)	(285)
Tax benefit	67	372

Net change in available-for-sale securities (net of tax)	3	(644)

Total other comprehensive loss	(899)	(4,261)

Comprehensive income	$36,846	$36,130

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	May 31, 2014	May 31, 2013
Cash flows from operating activities:
Net income	$37,745	$40,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,924	17,932
Share-based compensation expense	28,714	23,131
Deferred income taxes	2,930	9,812
Net amortization of bond premium on debt securities available for sale	2,033	2,051
Other	(948)	143
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	96,580	72,422
Prepaid expenses	(5,189)	3,251
Accounts payable and accrued expenses	2,655	(12,609)
Deferred revenue	(19,749)	(16,900)
Other	991	2,191

Net cash provided by operating activities	164,686	141,815

Cash flows from investing activities:
Purchase of investment in debt securities available for sale	(268,574)	(129,643)
Proceeds from sales and maturities of investment in debt securities available for sale	269,431	325,850
Acquisition of business, net of cash acquired	(151,621)	—
Purchase of other intangible assets	(553)	(2,344)
Purchase of property and equipment	(8,594)	(26,677)
Other	3,472	192

Net cash provided by (used in) investing activities	(156,439)	167,378

Cash flows from financing activities:
Excess tax benefits from share-based payment arrangements	986	3,033
Proceeds from exercise of common stock options	45	453
Payments related to net settlement of share-based compensation awards	(13,729)	(10,983)
Purchase of treasury stock	(80,033)	(179,336)
Payments on other borrowings	(355)	(305)

Net cash used in financing activities	(93,086)	(187,138)

Effect of foreign currency exchange rates on cash and cash equivalents	2,245	(11,141)

Net increase (decrease) in cash and cash equivalents	(82,594)	110,914
Cash and cash equivalents at beginning of the period	646,742	487,084

Cash and cash equivalents at end of the period	$564,148	$597,998

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

The Company derives its revenue and generates cash from customers primarily from two sources: (i) subscription revenue and (ii) training and services revenue. These arrangements typically involve subscriptions to Red Hat enterprise technologies. The arrangements with the Company’s customers that produce this revenue and cash are explained in further detail in NOTE 2—Summary of Significant Accounting Policies to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2014.

NOTE 2—Summary of Significant Accounting Policies

Basis of presentation

The unaudited interim consolidated financial statements as of and for the three months ended May 31, 2014 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, consolidated other comprehensive income and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months ended May 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2015. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting. For further information, see the Company’s Consolidated Financial Statements, including notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2014.

There have been no changes to the Company’s significant accounting policies from those described in NOTE 2—Summary of Significant Accounting Policies to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2014. These unaudited financial statements should be read in conjunction with such Annual Report on Form 10-K.

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, which is effective for the Company as of the first quarter of our fiscal year ending February 28, 2018. The Company is currently evaluating the impact that the implementation of this standard will have on the Company’s consolidated financial statements.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), to eliminate diversity in practice of presenting unrecognized tax benefits as a liability or presenting unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward in certain circumstances, by requiring that an unrecognized tax benefit be presented in the financial statements as a reduction to deferred tax assets, excluding certain exceptions. ASU 2013-11 became effective for the Company during the three months ended May 31, 2014. The updated standard did not have a material impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued Accounting Standards Update No. 2013-05, Foreign Currency Matters (Topic 830)—Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”), which requires a parent entity to release a related foreign entity’s cumulative translation adjustment into net income only if its sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU 2013-05 became effective for the Company during the three months ended May 31, 2014. The updated standard did not have a material impact on the Company’s consolidated financial statements.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 3—Changes in Equity

The following table summarizes the changes in the Company’s stockholders’ equity during the three months ended May 31, 2014 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at February 28, 2014	$23	$1,891,848	$720,172	$(1,056,419)	$(4,459)	$1,551,165
Net income	—	—	37,745	—	—	37,745
Other comprehensive income (loss), net of tax	—	—	—	—	(899)	(899)
Exercise of common stock options	—	45	—	—	—	45
Common stock repurchase (see NOTE 10)	—	—	—	(80,033)	—	(80,033)
Share-based compensation expense	—	28,714	—	—	—	28,714
Assumed employee share-based awards from acquisitions		895				895
Tax benefits related to share-based awards	—	900	—	—	—	900
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(13,729)	—	—	—	(13,729)
Other adjustments		261		(261)		—

Balance at May 31, 2014	$23	$1,908,934	$757,917	$(1,136,713)	$(5,358)	$1,524,803

The following table summarizes the changes in the Company’s stockholders’ equity during the three months ended May 31, 2013 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at February 28, 2013	$23	$1,802,899	$541,880	$(816,674)	$(7,967)	$1,520,161
Net income	—	—	40,391	—	—	40,391
Other comprehensive income (loss), net of tax	—	—	—	—	(4,261)	(4,261)
Exercise of common stock options	—	453	—	—	—	453
Common stock repurchase	—	—	—	(179,336)	—	(179,336)
Share-based compensation expense	—	23,131	—	—	—	23,131
Tax benefits related to share-based awards	—	3,751	—	—	—	3,751
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(10,983)	—	—	—	(10,983)

Balance at May 31, 2013	$23	$1,819,251	$582,271	$(996,010)	$(12,228)	$1,393,307

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Accumulated other comprehensive loss

The following is a summary of accumulated other comprehensive loss as of May 31, 2014 and February 28, 2014 (in thousands):

	As of May 31, 2014	As of February 28, 2014
Accumulated loss from foreign currency translation adjustment	$(5,725)	$(4,823)
Accumulated unrealized gain, net of tax, on available-for-sale securities	367	364

Accumulated other comprehensive loss	$(5,358)	$(4,459)

NOTE 4—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of trademarks, copyrights and patents, purchased technologies, customer and reseller relationships and covenants not to compete which are amortized over the estimated useful life, generally on a straight-line basis with the exception of customer and reseller relationships which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit. Useful lives range from three to ten years. As of May 31, 2014 and February 28, 2014, trademarks with an indefinite estimated useful life totaled $10.2 million and $9.6 million, respectively.

The following is a summary of identifiable intangible assets (in thousands):

	As of May 31, 2014			As of February 28, 2014
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$107,849	$(36,692)	$71,157	$105,269	$(34,784)	$70,485
Purchased technologies	80,906	(58,310)	22,596	79,433	(55,960)	23,473
Customer and reseller relationships	96,987	(64,848)	32,139	89,992	(63,075)	26,917
Covenants not to compete	14,469	(6,501)	7,968	10,690	(5,977)	4,713
Other intangible assets	8,920	(1,454)	7,466	8,922	(1,111)	7,811

Total identifiable intangible assets	$309,131	$(167,805)	$141,326	$294,306	$(160,907)	$133,399

Amortization expense associated with identifiable intangible assets recognized in the Company’s Consolidated Financial Statements for the three months ended May 31, 2014 and May 31, 2013 is summarized as follows (in thousands):

	Three Months Ended
	May 31, 2014	May 31, 2013
Cost of revenue	$2,960	$2,672
Sales and marketing	1,583	1,958
Research and development	956	959
General and administrative	1,429	1,537

Total amortization expense	$6,928	$7,126

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 5—Income Taxes

Income Tax Expense

The following table summarizes the Company’s tax provision for the three months ended May 31, 2014 and May 31, 2013 (in thousands):

	Three Months Ended
	May 31, 2014	May 31, 2013
Provision for income taxes:
Income before provision for income taxes	$53,162	$57,701
Estimated annual effective tax rate	29.0%	30.0%

Provision for income taxes	15,417	17,310

For the three months ended May 31, 2014, the Company’s estimated annual effective tax rate of 29% differed from the U.S. federal statutory rate of 35% principally due to foreign income taxed at lower rates. For the three months ended May 31, 2013, the Company’s estimated annual effective tax rate of 30% differed from the U.S. federal statutory rate of 35% principally due to foreign income taxed at lower rates and the U.S. federal research tax credit.

Deferred Taxes

As of May 31, 2014, deferred tax assets net of deferred tax liabilities (current and non-current) totaled $96.4 million, of which $1.5 million was offset by a valuation allowance. The Company continues to maintain a valuation allowance against its deferred tax assets with respect to certain net operating loss (“NOL”) carryforwards.

As of May 31, 2014, the Company had U.S. federal and state NOL carryforwards of approximately $63.1 million and $154.6 million, respectively. As of May 31, 2014, the Company had U.S. federal and state research tax credit carryforwards of approximately $28.4 million and $11.4 million, respectively. The tax credit carryforwards are scheduled to expire in varying amounts beginning in the fiscal year ending February 28, 2018.

Unrecognized tax benefits

The Company’s unrecognized tax benefits were $57.3 million as of May 31, 2014 and $57.1 million as of February 28, 2014. The Company’s unrecognized tax benefits at May 31, 2014 and February 28, 2014, which, if recognized, would affect the Company’s effective tax rate, were $50.4 million and $49.7 million, respectively.

During the three months ended May 31, 2014, the amount of unrecognized tax benefits increased by $0.2 million, primarily as a result of increases with respect to tax positions taken during prior periods. The results and timing of the resolution of tax audits is highly uncertain and the Company is unable to estimate the range of possible changes to the balance of unrecognized tax benefits. However, the Company does not anticipate that within the next 12 months that the total amount of unrecognized tax benefits will significantly change.

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as income tax expense. Accrued interest and penalties related to unrecognized tax benefits totaled $6.7 million and $6.0 million as of May 31, 2014 and February 28, 2014, respectively.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of May 31, 2014. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

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

The Company’s investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. Liquid investments purchased with a maturity period of 90 days or less at the date of purchase are classified as cash equivalents. Investments with remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term investments. Investments with

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

remaining effective maturities of more than twelve months from the balance sheet date are classified as long-term investments. The Company’s Level 1 financial instruments are valued using quoted prices in active markets for identical instruments. The Company’s Level 2 financial instruments, including derivative instruments, are valued using quoted prices for identical instruments in less active markets or using other observable market inputs for comparable instruments.

Unrealized gains and temporary losses on investments classified as available for sale are included within accumulated other comprehensive income, net of any related tax effect. Upon realization, such amounts are reclassified from accumulated other comprehensive income to other income (expense), net. Realized gains and losses and other than temporary impairments, if any, are reflected in the consolidated statements of operations as other income (expense), net. The Company does not recognize changes in the fair value of its investments in income unless a decline in value is considered other-than-temporary. The vast majority of the Company’s investments are priced with the assistance of pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, the Company assesses other factors to determine the security’s market value, including broker quotes or model valuations. Independent price verifications of all holdings are performed by pricing vendors which are then reviewed by the Company. In the event a price fails a pre-established tolerance check, it is researched so that the Company can assess the cause of the variance to determine what the Company believes is the appropriate fair market value.

The Company minimizes its credit risk associated with investments by investing primarily in investment grade, liquid securities. The Company’s policy is designed to limit exposures to any one issuer depending on credit quality. Periodic evaluations of the relative credit standing of those issuers are considered in the Company’s investment strategy.

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at May 31, 2014 (in thousands):

	As of May 31, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$147,383	$147,383	$—	$—
Interest-bearing deposits (1)	59,284	—	59,284	—
Available-for-sale securities (1):
Commercial paper	25,000	—	25,000	—
U.S. agency securities	268,312	—	268,312	—
Corporate securities	421,375	—	421,375	—
Foreign government securities	86,963	—	86,963	—
Foreign currency derivatives (2)	39	—	39	—
Liabilities:
Foreign currency derivatives (3)	(83)	—	(83)	—

Total	$1,008,273	$147,383	$860,890	$—

(1)	Included in Cash and cash equivalents, Investments in debt securities, short-term or Investments in debt securities, long-term in the Company’s Consolidated Balance Sheet at May 31, 2014, in addition to $391.8 million of cash.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at May 31, 2014.
(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at May 31, 2014.

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at February 28, 2014 (in thousands):

	As of February 28, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$178,280	$178,280	$—	$—
Interest-bearing deposits (1)	86,937	—	86,937	—
Available-for-sale securities (1):
Commercial paper	37,643	—	37,643	—
U.S. agency securities	279,049	—	279,049	—
Corporate securities	382,516	—	382,516	—
Foreign government securities	79,841	—	79,841	—
Foreign currency derivatives (2)	134	—	134	—
Liabilities:
Foreign currency derivatives (3)	(15)	—	(15)	—

Total	$1,044,385	$178,280	$866,105	$—

(1)	Included in Cash and cash equivalents, Investments in debt securities, short-term or Investments in debt securities, long-term in the Company’s Consolidated Balance Sheet at February 28, 2014, in addition to $443.2 million of cash.
(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at February 28, 2014.
(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at February 28, 2014.

The following table represents the Company’s investments measured at fair value as of May 31, 2014 (in thousands):

					Balance Sheet Classification
	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Cash and cash equivalents	Investments in debt securities, short-term	Investments in debt securities, long-term
		Gains	Losses (1)
Money markets	$147,383	$—	$—	$147,383	$147,383	$—	$—
Interest-bearing deposits	59,284	—	—	59,284	—	59,284	—
Commercial paper	25,000	—	—	25,000	25,000	—	—
U.S. agency securities	268,740	33	(461)	268,312	—	31,620	236,692
Corporate securities	420,553	1,148	(326)	421,375	—	103,890	317,485
Foreign government securities	86,935	46	(18)	86,963	—	44,245	42,718

Total	$1,007,895	$1,227	$(805)	$1,008,317	$172,383	$239,039	$596,895

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(1)	As of May 31, 2014, there were $0.4 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer.

The following table represents the Company’s investments measured at fair value as of February 28, 2014 (in thousands):

					Balance Sheet Classification
	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Cash and cash equivalents	Investments in debt securities, short-term	Investments in debt securities, long-term
		Gains	Losses (1)
Money markets	$178,280	$—	$—	$178,280	$178,280	$—	$—
Interest-bearing deposits	86,937	—	—	86,937	—	86,937	—
Commercial paper	37,643	—	—	37,643	25,299	12,344	—
U.S. agency securities	279,657	12	(620)	279,049	—	56,314	222,735
Corporate securities	381,446	1,279	(209)	382,516	—	131,612	250,904
Foreign government securities	79,818	34	(11)	79,841	—	48,180	31,661

Total	$1,043,781	$1,325	$(840)	$1,044,266	$203,579	$335,387	$505,300

(1)	As of February 28, 2014, there were $0.2 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer.

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

The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows as of May 31, 2014 and for the three months then ended (in thousands):

	As of May 31, 2014			Three Months Ended May 31, 2014
	Balance Sheet Location	Fair Value	Notional Value	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$39	$17,325	Other income (expense), net	$174
Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	(83)	12,108	Other income (expense), net	(257)

TOTAL		$(44)	$29,433		$(83)

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows as of May 31, 2013 and for the three months then ended (in thousands):

	As of May 31, 2013			Three Months Ended May 31, 2013
	Balance Sheet Location	Fair Value	Notional Value	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$5	$16,045	Other income (expense), net	$325
Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	(128)	13,735	Other income (expense), net	(1,815)

TOTAL		$(123)	$29,780		$(1,490)

NOTE 8—Share-based Awards

The Company measures share-based compensation cost at the grant date, based on the estimated fair value of the award and recognizes the cost over the employee requisite service period typically on a straight-line basis, net of estimated forfeitures. The Company estimates the fair value of stock options using the Black-Scholes-Merton valuation model. The fair value of nonvested share awards, nonvested share units and performance share units are measured at their underlying closing share price on the day of grant.

The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements for the three months ended May 31, 2014 and May 31, 2013 (in thousands):

	Three Months Ended
	May 31, 2014	May 31, 2013
Cost of revenue	$3,118	$2,840
Sales and marketing	10,238	9,375
Research and development	8,864	6,881
General and administrative	6,494	4,035

Total share-based compensation	$28,714	$23,131

Share-based compensation expense qualifying for capitalization was insignificant for each of the three months ended May 31, 2014 and May 31, 2013. Accordingly, no share-based compensation expense was capitalized during the three months ended May 31, 2014 and May 31, 2013.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the three months ended May 31, 2014, the Company granted the following share-based awards:

	Three Months Ended May 31, 2014
	Shares and Shares Underlying Awards	Weighted Average Per Share Fair Value
Service-based shares and share units	1,080,706	$50.62
Performance share units—target (1)	452,866	$50.54
Performance share awards (2)	184,325	$50.54
Assumed (3)	219,169	$48.45

Total awards	1,937,066	$50.35

(1)	Certain executives and senior management were awarded a target number of performance share units (“PSUs”). PSU grantees may earn up to 200% of the target number of PSUs. Half of the target number of PSUs can be earned by the grantees depending upon the Company’s financial performance measured against the financial performance of specified peer companies during a three-year performance period beginning on March 1, 2014. The remaining target number of PSUs can be earned by the grantees depending upon the Company’s total shareholder return performance measured against the total shareholder return of specified peer companies during a three year period beginning on March 1, 2014.
(2)	Certain executives were granted restricted stock awards. These shares were awarded subject to the achievement of a specified dollar amount of revenue for FY2015 (the “RSA Performance Goal”). If the Company fails to achieve the RSA Performance Goal for FY2015, then all such shares are forfeited. If the Company achieves the RSA Performance Goal for FY2015, then 25% of the restricted stock vests on July 16, 2015, and the remainder vests ratably on a quarterly basis over the course of the subsequent three–year period, provided that the grantee’s business relationship with the Company has not ceased.
(3)	Amount represents partially vested options assumed as part of a business combination.

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

The following table reconciles the numerators and denominators of the earnings per share calculation for the three months ended May 31, 2014 and May 31, 2013 (in thousands, except per share amounts):

	Three Months Ended
	May 31, 2014	May 31, 2013
Net income, basic and diluted	$37,745	$40,391

Weighted average common shares outstanding	189,372	191,114
Incremental shares attributable to assumed vesting or exercise of outstanding equity awards shares	2,085	1,855

Diluted shares	191,457	192,969

Diluted net income per share	$0.20	$0.21

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following shares awards are not included in the computation of diluted earnings per share because the aggregate value of proceeds considered received upon either exercise or vesting were greater than the average market price of the Company’s common stock during the related periods and the effect of including such share awards in the computation would be anti-dilutive (in thousands):

	Three Months Ended
	May 31, 2014	May 31, 2013
Number of shares considered anti-dilutive for calculating diluted EPS	385	315

NOTE 10—Share Repurchase Program

On April 15, 2013, the Company announced that its Board of Directors had authorized the repurchase of up to $300.0 million of Red Hat’s common stock from time to time on the open market or in privately negotiated transactions. The program commenced on April 16, 2013, and will expire on the earlier of (i) March 31, 2015, or (ii) a determination by the Board, Chief Executive Officer or Chief Financial Officer to discontinue the program.

As of May 31, 2014, the amount available under the program for the repurchase of the Company’s common stock was $160.0 million.

NOTE 11—Segment Reporting

The following summarizes revenue from unaffiliated customers and income (loss) from operations for the three months ended May 31, 2014 and May 31, 2013 and total cash, cash equivalents and available-for-sale investment securities and total assets as of May 31, 2014 and May 31, 2013 by geographic segment (in thousands):

	Americas	EMEA	Asia Pacific	Corporate (1)	Total

	Three Months Ended May 31, 2014
Revenue	$266,093	$100,774	$56,887	$—	$423,754
Income (loss) from operations	$41,392	$24,185	$14,100	$(28,714)	$50,963
Cash, cash equivalents and available-for-sale investment securities	$640,167	$578,924	$180,991	$—	$1,400,082
Total assets	$2,072,512	$719,090	$278,408	$—	$3,070,010

	Three Months Ended May 31, 2013
Revenue	$233,426	$80,050	$49,783	$—	$363,259
Income (loss) from operations	$47,006	$20,506	$12,242	$(23,131)	$56,623
Cash, cash equivalents and available-for-sale investment securities	$668,269	$400,712	$159,307	$—	$1,228,288
Total assets	$1,905,108	$539,259	$210,566	$—	$2,654,933

(1)	Amounts represent share-based compensation expense for each of the three months ended May 31, 2014 and May 31, 2013, which was not allocated to geographic segments.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Supplemental information about geographic areas

The following table lists, for each of the three months ended May 31, 2014 and May 31, 2013, revenue from unaffiliated customers in the United States, the Company’s country of domicile, and revenue from unaffiliated customers from foreign countries (in thousands):

	Three Months Ended
	May 31, 2014	May 31, 2013
United States, the Company’s country of domicile	$234,307	$204,926
Foreign	189,447	158,333

Total revenue from unaffiliated customers	$423,754	$363,259

Total tangible long-lived assets located in the United States, the Company’s country of domicile, and similar tangible long-lived assets held outside the United States are summarized in the following table as of May 31, 2014 and February 28, 2014 (in thousands):

	As of May 31, 2014	As of February 28, 2014
United States, the Company’s country of domicile	$139,265	$137,356
Foreign	33,527	36,561

Total tangible long-lived assets	$172,792	$173,917

Supplemental information about major customers

For each of the three months ended May 31, 2014 and May 31, 2013, the U.S. government and its agencies represented approximately 10% and 9% of the Company’s total revenue, respectively.

Supplemental information about products and services

The following table, for each of the three months ended May 31, 2014 and May 31, 2013, provides further detail, by type, of our subscription and services revenues. Infrastructure-related offerings subscription revenue includes subscription revenue generated from Red Hat Enterprise Linux and related technologies such as Red Hat Enterprise Virtualization. Subscription revenue generated from our Application development-related and other emerging technology offerings includes Red Hat JBoss Middleware, Red Hat Storage Server and Red Hat cloud offerings such as OpenStack and OpenShift (in thousands):

	Three Months Ended
	May 31, 2014	May 31, 2013
Subscription revenue:
Infrastructure-related offerings	$319,052	$279,270
Applications development-related and other emerging technology offerings	52,916	36,547

Total subscription revenue	371,968	315,817

Training and services revenue:
Consulting services	39,073	34,403
Training	12,713	13,039

Total training and services revenue	51,786	47,442

Total revenue	$423,754	$363,259

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 12—Commitments and Contingencies

Operating leases

As of May 31, 2014, the Company leased office space and certain equipment under various non-cancelable operating leases. Rent expense under operating leases for the three months ended May 31, 2014 and May 31, 2013 was $7.6 million and $7.3 million, respectively.

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

NOTE 14—Business Combinations

Acquisition of Inktank Storage, Inc.

On April 30, 2014, the Company completed its acquisition of Inktank Storage, Inc. (“Inktank”), a provider of scale-out, open source storage systems, whose flagship technology, Inktank Ceph Enterprise, delivers object and block storage software to enterprises deploying public or private clouds. The acquisition is intended to complement the Company’s existing GlusterFS-based storage offering. Under the terms of the purchase agreement, the consideration transferred by the Company totaled $152.5 million. The Company incurred approximately $2.0 million in transaction costs, including legal and accounting fees, relating to the acquisition. These transaction costs have been expensed as incurred and are included in general and administrative expense on the Company’s Consolidated Statement of Operations for the three months ended May 31, 2014.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The total consideration transferred by the Company in connection with the acquisition is summarized in the following table (in thousands):

Total Consideration Transferred
Cash consideration paid to and/or on behalf of holders of Inktank stock and vested options (1)	$151,648
Fair value of nonvested employee share-based awards assumed and attributed to pre-combination services (2)	895

Total consideration transferred	$152,543

(1)	In addition to the consideration transferred of $152.5 million and the assumed nonvested share-based awards with an acquisition-date fair value of $10.6 million, the Company has committed to pay retention incentives totaling $8.4 million in cash (payable 25% annually from the date of acquisition assuming continued employment). The Company has also committed to granting key employees share-based awards with a combined value of $15.0 million which will vest 25% annually from the date of grant.
(2)	The total fair value, as of April 30, 2014, of all assumed nonvested share-based awards was $10.6 million, of which $0.9 million has been attributed to pre-acquisition employee services and accordingly has been recognized as consideration transferred. The remaining $9.7 million of fair value will be recognized as compensation expense over the remaining vesting period ranging from 1 month to approximately 4 years.

The table below represents the estimated tangible and identifiable intangible assets and liabilities (in thousands) based on management’s provisional assessment of the acquisition date fair value of the assets acquired and liabilities assumed. These provisional estimates were based on the Company’s experience with past, similar business combinations. The Company expects to finalize its assessment of the acquisition-date fair value of assets acquired and liabilities assumed by the end of its second quarter in fiscal 2015:

Total Consideration Allocated
Estimated identifiable intangible assets (see detail below)	$12,900
Cash	27
Accounts receivable	603
Deferred tax assets, net	11,550
Other assets	177
Accrued liabilities	(1,648)
Deferred revenue	(911)
Goodwill	129,845

Total consideration allocated	$152,543

The following table summarizes the preliminary allocation of estimated identifiable intangible assets (in thousands) resulting from the acquisition. The fair value of the identifiable intangible assets is

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

being amortized over the estimated useful life of each intangible asset on a straight-line basis which approximates the economic pattern of benefits:

	Amortization Expense Type	Estimated Life (Years)	Total
Customer relationships	Sales and marketing	5	$7,000
Covenants not to compete	Research and development	4	3,800
Developed technology	Cost of revenue	5	1,500
Tradenames and trademarks	General and administrative	Indefinite	600

Total identifiable intangible assets			$12,900

Pro forma consolidated financial information

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three months ended May 31, 2014 and May 31, 2013 (in thousands, except per share amounts) as if the acquisition of Inktank had closed on March 1, 2013, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisition actually taken place at the beginning of the period.

	Three Months Ended May 31, 2014	Three Months Ended May 31, 2013
Revenue	$424,135	$363,361
Net income	36,623	38,767
Basic net income per common share	$0.19	$0.20
Diluted net income per common share	$0.19	$0.20

Post-acquisition financial information

The following is a summary of Inktank’s post-acquisition revenue, expenses and losses that are included in the Company’s Consolidated Statement of Operations for the three months ended May 31, 2014 (in thousands):

Three Months Ended May 31, 2014
Revenue	$186
Operating expenses	(1,843)

Operating loss	(1,657)
Tax benefit	620

Net loss	$(1,037)

Goodwill

The following is a summary of changes in goodwill for the three months ended May 31, 2014 (in thousands):

Balance at February 28, 2014	$687,430
Acquisition of Inktank	129,845
Impact of foreign currency fluctuations	4

Balance at May 31, 2014	$817,279

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 15—Subsequent Events

On June 18, 2014 the Company announced the signing of a definitive agreement to acquire eNovance, a privately held company, for approximately 50 million Euros in cash and 20 million Euros of value in shares of the Company’s common stock. eNovance is a provider of open source cloud computing services. The acquisition is intended to advance the Company’s existing leadership in OpenStack, and the addition of eNovance’s systems integration capabilities and engineering talent is expected to help meet growing demand for enterprise OpenStack consulting, design and deployment. The acquisition was completed on June 24, 2014.

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

We have focused on introducing and gaining acceptance for Red Hat enterprise technologies that comprise our open source architecture. Red Hat Enterprise Linux (“RHEL”) and Red Hat JBoss Middleware offerings have gained widespread independent software vendor (“ISV”) and independent hardware vendor (“IHV”) support. We have continued to build our open source architecture by expanding our enterprise operating system and middleware offerings and introducing virtualization, storage, cloud and other offerings.

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

The arrangements with our customers that produce this revenue and cash are explained in further detail in Part II, Item 7 under “Critical Accounting Estimates” and in NOTE 2—Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended February 28, 2014.

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

Revenue

For the three months ended May 31, 2014, total revenue increased 16.7%, or $60.5 million, to $423.8 million from $363.3 million for the three months ended May 31, 2013. Subscription revenue increased 17.8%, or $56.2 million, driven primarily by additional subscriptions related to our principal Red Hat Enterprise Linux and Red Hat JBoss Middleware offerings, which continue to gain broader market acceptance in mission-critical areas of computing, and our expansion of sales channels and our geographic footprint. The increase is, in part, a result of the continued migration of enterprises in industries such as financial services, government, technology and telecommunications to our open source solutions from proprietary technologies. Training and services revenue increased 9.2%, or $4.3 million, for the three months ended May 31, 2014 as compared to the three months ended May 31, 2013. The increase is driven primarily by customer interest in new products and increased demand for our open source solutions.

We believe our success is influenced by:

•	the extent to which we can expand the breadth and depth of our enterprise offerings;

•	our ability to enhance the value of Red Hat enterprise offerings through frequent and continuing innovation while maintaining stable platforms over multi-year periods;

•

our ability to generate increasing revenue from channel partner and other strategic relationships, including cloud computing providers, distributors, IHVs, ISVs, hardware original equipment manufacturers, systems integrators and value added resellers;

•	our ability to generate new and recurring revenue for Red Hat enterprise offerings;

•	the widespread and increasing deployment of open source technologies by enterprises and similar institutions, such as government agencies and universities; and

•	our ability to provide customers with consulting and training services that generate additional revenue.

Deferred revenue and billings proxy

Our deferred revenue, current and long-term, balance at May 31, 2014 was $1.27 billion. Because of our subscription model and revenue recognition policies, deferred revenue improves predictability of future revenue. For example, current deferred revenue provides a baseline for revenue to be recognized over the next twelve months. Similarly, long-term deferred revenue provides a baseline for revenue to be recognized beyond twelve months. Total deferred revenue at May 31, 2014 decreased $16.6 million, or 1.3%, as compared to the balance at February 28, 2014 of $1.29 billion.

The decrease in deferred revenue reported on our Consolidated Balance Sheets of $16.6 million differs from the decrease we reported on our Consolidated Statement of Cash Flows for the three months ended May 31, 2014 of $19.7 million as the amount reported on our Consolidated Statement of Cash Flows for the three months ended May 31, 2014 excludes (i) the impact of changes in foreign currency exchange rates used to translate deferred revenue balances from our foreign subsidiaries’ functional currencies into U.S. dollars and (ii) deferred revenue acquired as part of a business combination.

Billings proxy

We approximate our quarterly billings by adding revenue recognized on our Consolidated Statements of Operations to the change in total deferred revenue reported on our Consolidated Statements of Cash Flows. We use the change in deferred revenue as reported on our Consolidated Statements of Cash Flows because the amount has been adjusted for the impact of changes in foreign currency exchange rates used to translate deferred revenue balances from our foreign subsidiaries’ functional currencies into U.S. dollars.

Our billings proxy increased by $57.6 million, or 16.6%, to $404.0 million for the three months ended May 31, 2014 from $346.4 million for the three months ended May 31, 2013. For the four-fiscal-quarter period ended May 31, 2014 our rolling average billings proxy increased $67.4 million, or 17.6%, to $449.4 million from $382.0 million for the four-fiscal-quarter period ended May 31, 2013. For information regarding seasonality, see Part II, Item 7 under “Overview” of our Annual Report on Form 10-K for the fiscal year ended February 28, 2014.

Subscription revenue

Our enterprise technologies are sold primarily under subscription agreements. These agreements typically have a one- or three-year subscription period. A subscription generally entitles a customer to, among other things, a specified level of support, as well as new versions of the software, security updates, fixes, functionality enhancements and upgrades to the technology, if and when available, and compatibility with an ecosystem of certified hardware and software applications. Subscription revenue increased sequentially for the first quarter of fiscal 2015 and for each quarter of fiscal 2014 and fiscal 2013 and is being driven primarily by the increased use of our offerings by the enterprise and our expansion of sales channels and geographic footprint during these periods.

Revenue by geography

For the three months ended May 31, 2014, approximately $189.4 million, or 44.7%, of our revenue was generated outside the United States compared to approximately $158.3 million, or 43.6%, for the three months ended May 31, 2013. Our international operations are expected to grow as our international sales force and channels become more mature and as we enter new locations or expand our presence in existing locations. As of May 31, 2014, we had offices in more than 80 locations throughout the world.

We operate our business in three geographic regions: the Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Australia, China, India, Japan, Singapore and South Korea). Revenue generated by the Americas, EMEA and Asia Pacific for the three months ended May 31, 2014 and the three months ended May 31, 2013 was as follows (in thousands):

	Americas	EMEA	Asia Pacific	Consolidated
Three Months Ended May 31, 2014	$266,093	$100,774	$56,887	$423,754
Three Months Ended May 31, 2013	$233,426	$80,050	$49,783	$363,259

Year-over-year revenue growth rates in U.S. dollars for our three geographical regions were as follows for the three months ended May 31, 2014 and three months ended May 31, 2013:

	Americas	EMEA	Asia Pacific	Consolidated
Three Months Ended May 31, 2014	14.0%	25.9%	14.3%	16.7%
Three Months Ended May 31, 2013	14.4%	20.2%	12.8%	15.4%

Excluding the impact of foreign currency exchange rates, Americas, EMEA and APAC revenue grew 15.2%, 18.6% and 19.4%, respectively for the three months ended May 31, 2014 as compared to the three months ended May 31, 2013. As a result of our subscription-based revenue recognition model, revenue from the Americas continued to be affected by prior quarters’ U.S. federal government spending while Japan, which is the largest revenue-producing country in our APAC region, performed well despite a weakened yen.

As we expand further within each region, we anticipate revenue growth rates in local currencies to be similar among our geographic regions due to the similarity of products and services offered and the similarity in customer types or classes.

Gross profit

Gross profit margin increased to 84.8% for the three months ended May 31, 2014 from 84.6% for the three months ended May 31, 2013 due to a favorable mix shift, which increased subscription revenue relative to total revenue. The favorable mix shift was partially offset by increased staffing cost to support our emerging cloud offerings, such as OpenStack and OpenShift.

Gross profit margin by geography

Gross profit margins by our geographic regions for the three months ended May 31, 2014 and May 31, 2013 were as follows:

	Americas	EMEA	Asia Pacific	Consolidated
Three Months Ended May 31, 2014	84.7%	88.1%	84.7%	84.8%
Three Months Ended May 31, 2013	84.6%	89.2%	82.5%	84.6%

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

Income from operations

Operating income was 12.0% and 15.6% of total revenue for the three months ended May 31, 2014 and May 31, 2013, respectively. The decrease in operating income as a percentage of revenue was due primarily to continued investment in new and emerging cloud management technologies, the timing of our technology conferences which were held in the first quarter of fiscal 2015 versus the second quarter of fiscal 2014 and incremental transaction costs related to business combinations. These investments are described further in our analysis of results of operations below.

Income from operations by geography

Operating income as a percentage of revenue generated by our geographic regions for the three months ended May 31, 2014 and the three months ended May 31, 2013 was as follows:

	Americas	EMEA	Asia Pacific	Consolidated (1)
Three Months Ended May 31, 2014	15.6%	24.0%	24.8%	12.0%
Three Months Ended May 31, 2013	20.1%	25.6%	24.6%	15.6%

(1)	Consolidated operating income as a percentage of revenue includes corporate (non-allocated) share-based compensation expense for the three months ended May 31, 2014 and May 31, 2013 of $28.7 million and $23.1 million, respectively. For additional information, see NOTE 11—Segment Reporting to our Consolidated Financial Statements.

Operating margin for the Americas decreased for the three months ended May 31, 2014 as compared to the three months ended May 31, 2013 primarily as a result of increased investments in research and development to support new technologies such as cloud management and the timing of our technology conferences which were held in the first quarter of fiscal 2015 versus the second quarter of fiscal 2014.

These geographic operating margins exclude the impact of share-based compensation expense, which was not allocated to our geographic segments.

Cash, cash equivalents, available-for-sale investments in debt securities and cash flow from operations

Cash, cash equivalents and short-term and long-term available-for-sale investments in debt securities balances at May 31, 2014 totaled $1.40 billion. Cash generated from operating activities for the three months ended May 31, 2014 totaled $164.7 million which represents an increase of 16.1% in operating cash flow as compared to the three months ended May 31, 2013. This increase is due to increases in subscription and services revenues, billings and collections during the same periods.

Our significant cash and investment balances give us a measure of flexibility to take advantage of opportunities such as acquisitions, increasing investment in international areas and repurchasing our common stock.

Foreign currency exchange rates’ impact on results of operations

Approximately 44.7% of our revenue for the three months ended May 31, 2014 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component of net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions results in increased revenue and operating expenses from operations for our non-U.S. operations. Similarly, our revenue and operating expenses will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Three Months Ended May 31, 2014

Using the average foreign currency exchange rates from the first quarter of our prior fiscal year ended February 28, 2014, our revenue and operating expenses from non-U.S. operations for the three months ended May 31, 2014 would have been lower than we reported by approximately $0.6 million and higher than we reported by approximately $1.3 million, respectively, which would have resulted in income from operations being lower by $1.9 million.

Business combinations

On April 30, 2014, we completed our acquisition of Inktank, a provider of scale-out, open source storage systems, whose flagship technology, Inktank Ceph Enterprise, delivers object and block storage software to enterprises deploying public or private clouds. The acquisition is intended to complement our existing GlusterFS-based storage offering. Under the terms of the purchase agreement, the consideration transferred totaled $152.5 million. Additionally, we incurred approximately $2.0 million in acquisition-related expenses, including legal and accounting fees. These costs have been expensed as incurred and are included in general and administrative expense on our Consolidated Statement of Operations for the three months ended May 31, 2014.

As a result of the acquisition of Inktank, operating expenses, other than acquisition-related expenses described above, increased by approximately $1.8 million for the three months ended May 31, 2014 as compared to the three months ended May 31, 2013. For further discussion, see NOTE 14—Business Combinations to our Consolidated Financial Statements.

On June 18, 2014 we announced the signing of a definitive agreement to acquire eNovance, a privately held company, for approximately 50 million Euros in cash and 20 million Euros of value in shares of our common stock. eNovance is a provider of open source cloud computing services. The acquisition is intended to advance our existing leadership in OpenStack, and the addition of eNovance’s systems integration capabilities and engineering talent is expected to help meet growing demand for enterprise OpenStack consulting, design and deployment. The acquisition was completed on June 24, 2014.

RESULTS OF OPERATIONS

Three months ended May 31, 2014 and May 31, 2013

The following table is a summary of our results of operations for the three months ended May 31, 2014 and May 31, 2013 (in thousands):

	Three Months Ended (Unaudited)
	May 31, 2014	May 31, 2013	$ Change	% Change
Revenue:
Subscriptions	$371,968	$315,817	$56,151	17.8%
Training and services	51,786	47,442	4,344	9.2

Total subscription and training and services revenue	423,754	363,259	60,495	16.7

Cost of subscription and training and services revenue:
Cost of subscriptions	27,760	23,375	4,385	18.8
As a % of subscription revenue	7.5%	7.4%
Cost of training and services	36,683	32,682	4,001	12.2
As a % of training and services revenue	70.8%	68.9%

Total cost of subscription and training and services revenue	64,443	56,057	8,386	15.0
As a % of total revenue	15.2%	15.4%

Total gross profit	359,311	307,202	52,109	17.0

Operating expense:
Sales and marketing	176,838	142,444	34,394	24.1
Research and development	89,939	73,802	16,137	21.9
General and administrative	41,571	34,333	7,238	21.1

Total operating expense	308,348	250,579	57,769	23.1

Income from operations	50,963	56,623	(5,660)	(10.0)
Interest income	1,842	1,502	340	22.6
Other income (expense), net	357	(424)	781	184.2

Income before provision for income taxes	53,162	57,701	(4,539)	(7.9)
Provision for income taxes	15,417	17,310	(1,893)	(10.9)

Net income	$37,745	$40,391	$(2,646)	(6.6)%

Gross profit margin-subscriptions	92.5%	92.6%
Gross profit margin-training and services	29.2%	31.1%
Gross profit margin	84.8%	84.6%
As a % of total revenue:
Subscription revenue	87.8%	86.9%
Training and services revenue	12.2%	13.1%
Sales and marketing expense	41.7%	39.2%
Research and development expense	21.2%	20.3%
General and administrative expense	9.8%	9.5%
Total operating expenses	72.8%	69.0%
Income from operations	12.0%	15.6%
Income before provision for income taxes	12.5%	15.9%
Net income	8.9%	11.1%
Estimated annual effective income tax rate	29.0%	30.0%

Revenue

Subscription revenue

Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat enterprise offerings, increased by 17.8%, or $56.2 million, to $372.0 million for the three months ended May 31, 2014 from $315.8 million for the three months ended May 31, 2013.

Revenue derived from the sale of subscriptions supporting our Infrastructure-related offerings increased by 14.2%, or $39.8 million, to $319.1 million for the three months ended May 31, 2014 from $279.3 million for the three months ended May 31, 2013 and is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion and the continued migration of enterprises to our open source Linux platform from proprietary operating systems.

Revenue derived from the sale of subscriptions supporting our Application Development-related and other emerging technology offerings increased by 44.8%, or $16.4 million, to $52.9 million for the three months ended May 31, 2014 from $36.5 million for the three months ended May 31, 2013. The increase is primarily due to additional subscriptions for Red Hat JBoss Middleware offerings. We expect the growth rate of revenue derived from our Application Development-related and other emerging technology offerings to exceed the growth rate of revenue derived from our Infrastructure-related offerings as our Application Development-related and other emerging technology offerings continue to gain broader market acceptance in the enterprise IT environment.

Training and services revenue

Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees received from customers for consulting services regarding our offerings, deployment of Red Hat enterprise technologies and for delivery of added functionality to Red Hat enterprise technologies for our major customers and OEM partners. Total training and services revenue increased by 9.2%, or $4.3 million, to $51.8 million for the three months ended May 31, 2014 from $47.4 million for the three months ended May 31, 2013. The increase is due to services revenue which increased by 13.6%, or $4.7 million, as a result of an increase in consulting engagements driven by increased demand for our open source solutions. Combined training and services revenue decreased as a percentage of total revenue to 12.2% for the three months ended May 31, 2014 from 13.1% for the three months ended May 31, 2013.

Cost of revenue

Cost of subscription revenue

The cost of subscription revenue primarily consists of expenses we incur to support, distribute and package Red Hat enterprise offerings. These costs include labor-related cost to provide technical support, security updates and fixes, as well as costs for fulfillment, physical media, literature, packaging and shipping. Cost of subscription revenue increased by 18.8%, or $4.4 million, to $27.8 million for the three months ended May 31, 2014 from $23.4 million for the three months ended May 31, 2013. The increase is primarily due to the expansion of our technical staff in order to meet the demands of our growing subscriber base for support, security updates and fixes, and includes additional compensation of $3.3 million. The remaining increase is driven primarily by incremental facilities costs and amortization expense related to technology acquisitions. Gross profit margin on subscriptions decreased slightly to 92.5% for the three months ended May 31, 2014 from 92.6% for the three months ended May 31, 2013. As the number of open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will occur at a rate slower than that of subscription revenue growth due to economies of scale.

Cost of training and services revenue

Cost of training and services revenue is mainly comprised of personnel and third-party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to various types of customers. Cost of training and services revenue increased by 12.2%, or $4.0 million, to $36.7 million for the three months ended May 31, 2014 from $32.7 million for the three months ended May 31, 2013. Costs to deliver our services revenue increased by 15.7%, or $4.0 million, and relate to additional employee compensation and travel associated with additions to our emerging technologies staff. Total costs to deliver training and services as a percentage of training and services revenue was 70.8% and 68.9% for each of the three month periods ended May 31, 2014 and May 31, 2013, respectively.

Gross profit

Gross profit margin increased to 84.8% for the three months ended May 31, 2014 from 84.6% for the three months ended May 31, 2013 due to a favorable mix shift, which increased subscription sales relative to total sales. The favorable mix shift was partially offset by an increase in staffing costs to support our emerging cloud offerings, such as OpenStack and OpenShift.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 24.1%, or $34.4 million, to $176.8 million for the three months ended May 31, 2014 from $142.4 million for the three months ended May 31, 2013. This increase was primarily due to a $23.8 million increase in selling costs, which includes $17.2 million of additional employee compensation expense attributable to the expansion of our sales force from the prior year and $2.8 million related to travel. The remaining increase relates to marketing costs, which grew 32.3%, or $10.5 million, for the three months ended May 31, 2014 as compared to the three months ended May 31, 2013. The increase in marketing costs includes $7.1 million related to increased advertising expense primarily resulting from trade-show costs, as we held our technology conferences in the first quarter of fiscal 2015 versus the second quarter of fiscal 2014. As a result of expanded sales staffing and the timing of our technology conferences, sales and marketing expense increased as a percentage of revenue to 41.7% for the three months ended May 31, 2014 from 39.2% for the three months ended May 31, 2013.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased by 21.9%, or $16.1 million, to $89.9 million for the three months ended May 31, 2014 from $73.8 million for the three months ended May 31, 2013. The increase in research and development costs primarily resulted from the expansion of our engineering group as a result of both direct hires and business combinations as we continue investing in cloud management and our other emerging technologies. Employee compensation increased by $11.7 million. The remaining increase in research and development costs relates primarily to process and technology infrastructure enhancements, which increased $2.7 million. Research and development expense was 21.2% and 20.3% of total revenue for the three months ended May 31, 2014 and May 31, 2013, respectively.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including information systems, finance, accounting, legal, human resources and facilities expense. General and administrative expense increased by 21.1%, or $7.2 million, to $41.6 million for the three months ended May 31, 2014 from $34.3 million for the three months ended May 31, 2013. The increase in general and administrative expenses results from increased compensation-related expense of $3.3 million. The remaining increase includes $2.0 million of transaction costs related to business combinations. Primarily as a result of the incremental costs related to business combinations, general and administrative expense increased as a percentage of revenue to 9.8% for the three months ended May 31, 2014 from 9.5% for the three months ended May 31, 2013. We expect general and administrative costs to decrease as a percentage of total revenue as we continue to realize and leverage benefits from investments made during the prior fiscal year in process and technology infrastructure enhancements to support our corporate functions.

Interest income

Interest income increased by 22.6%, or $0.3 million, for the three months ended May 31, 2014 as compared to the three months ended May 31, 2013. The increase in interest income for the three months ended May 31, 2014 is attributable to prevailing yields earned on larger cash and investment balances.

Other income (expense), net

Other income (expense), net increased by 184.2%, or $0.8 million, for the three months ended May 31, 2014 as compared to the three months ended May 31, 2013. The increase is primarily due to net gains realized on the sale of investments during the three months ended May 31, 2014.

Income taxes

During the three months ended May 31, 2014, we recorded $15.4 million of income tax expense, which is based on an estimated annual effective tax rate of 29%. Our estimated annual effective tax rate of 29% is less than the U.S. federal statutory rate of 35% primarily due to foreign income taxed at lower rates.

During the three months ended May 31, 2013, we recorded $17.3 million of income tax expense, which was based on a then estimated annual effective tax rate of 30%. Our estimated annual effective tax rate of 30% was less than the U.S. federal statutory rate of 35% primarily due to foreign income taxed at lower rates and the U.S. federal research tax credit.

LIQUIDITY AND CAPITAL RESOURCES

We derive our liquidity and operating capital primarily from cash flows from operations. Historically, we also received cash from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and follow-on public offerings, and the issuance of convertible debentures. At May 31, 2014, we had total cash and investments of $1.40 billion, which was comprised of $564.1 million in cash and cash equivalents, $179.8 million of short-term, available-for-sale, fixed-income investments, $59.3 million in interest-bearing deposit accounts with maturity dates greater than 30 days and $596.9 million of long-term, available-for-sale fixed-income investments. This compares to total cash and investments of $1.49 billion at February 28, 2014.

With $564.1 million in cash and cash equivalents on hand, we believe our cash and cash equivalent balances, together with our ability to generate additional cash from operations, should be sufficient to satisfy our cash requirements for the next twelve months and for the foreseeable future. However, we may take advantage of favorable capital market conditions that may arise from time to time to raise additional capital. We presently do not intend to liquidate our short- and long-term investments in debt securities prior to their scheduled maturity dates. However, in the event that we liquidate these investments prior to their scheduled maturities and there are adverse changes in market interest rates or the overall economic environment, we could be required to recognize a realized loss on those investments when we liquidate those investments. At May 31, 2014, net accumulated unrealized gains on our available-for-sale debt securities totaled $0.4 million. At February 28, 2014, net accumulated unrealized gains on our available-for-sale debt securities totaled $0.5 million.

Three months ended May 31, 2014

Cash flows—overview

At May 31, 2014, cash and cash equivalents totaled $564.1 million, a decrease of $82.6 million as compared to February 28, 2014. The decrease in cash and cash equivalents for the three months ended May 31, 2014 is primarily the result of the acquisition of Inktank, which included net cash consideration of $151.6 million, and the repurchase of 1,597,696 shares of our common stock for $80.0 million. Partially offsetting cash used in investing and financing activities was cash provided by operations which generated $164.7 million for the three months ended May 31, 2014. Net cash generated by operating activities and used for investing and financing activities is further described below.

Cash flows from operations

Cash provided by operations of $164.7 million during the three months ended May 31, 2014 includes net income of $37.7 million, adjustments to exclude the impact of non-cash revenues and expenses, which totaled a $51.7 million net source of cash, and changes in operating assets and liabilities, which totaled a $75.3 million net source of cash. Cash provided by changes in operating assets and liabilities for the three months ended May 31, 2014 was primarily the result of collections on our prior quarter’s significant billings which generated operating cash flow of $96.6 million. These collections were partially offset by a reduction in deferred revenue of $19.7 million for the three months ended May 31, 2014 which corresponds to our typical, seasonal first quarter reduction in billings.

Cash flows from investing

Cash used in investing activities of $156.4 million for the three months ended May 31, 2014 includes net cash of $151.6 million used to acquire Inktank and investments in property and equipment of $8.6 million, primarily related to leasehold improvements.

Cash flows from financing

Cash used in financing activities of $93.1 million for the three months ended May 31, 2014 includes $80.0 million used to repurchase 1,597,696 shares of our common stock. See NOTE 10—Share Repurchase Program to our Consolidated Financial Statements for further discussion of our share repurchase program. Payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to restricted share awards vesting during the three months ended May 31, 2014 totaled $13.7 million. Partially offsetting financing activities using cash were proceeds from excess tax benefits related to share-based employee compensation which totaled $1.0 million.

Investments in debt securities

Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. At May 31, 2014 and February 28, 2014, the vast majority of our investments were priced with the assistance of pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the securities’ market value, including broker quotes or model valuations. Independent price verifications of all of our holdings are performed by the pricing vendors, which we review. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

Capital requirements

We have experienced a substantial increase in our operating expenses since our inception in connection with the growth of our operations, the development of our enterprise technologies, the expansion of our services operations and our acquisition activity. Our capital requirements during the fiscal year ending February 28, 2015 will depend on numerous factors, including the amount of resources we devote to:

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

We have utilized, and will continue from time to time to utilize, cash and investments to fund, among other potential uses, purchases of our common stock, purchases of fixed assets, purchases of intangible assets (primarily patents) and mergers and acquisitions. Given our historically strong operating cash flow and the $1.40 billion of cash and investments held at May 31, 2014, we do not presently anticipate the need to raise cash to fund our operations, either through the sale of additional equity or through the issuance of debt, in the foreseeable future. However, we may take advantage of favorable capital market conditions that may arise from time to time to raise additional capital.

We believe that cash flows from operations will continue to improve; however, there can be no assurances that we will improve our cash flows from operations from the current rate or that such cash flows will be adequate to fund other investments or acquisitions that we may choose to make or that cash may be located in or generated in the appropriate geography where we can effectively use such cash. We may choose to accelerate the expansion of our business from our current plans, which may require us to raise additional funds through the sale of equity or debt securities or through other financing means. There can be no assurances that any such financing would occur in amounts or on terms favorable to us, if at all.

As of May 31, 2014, our cash, cash equivalents and available-for-sale investment securities totaled $1.40 billion, of which $791.7 million was held outside the U.S. Our intent is to reinvest the earnings of foreign subsidiaries indefinitely outside the U.S. to fund both organic growth and acquisitions. For further discussion related to geographic segments, see NOTE 11—Segment Reporting to our Consolidated Financial Statements.

With $608.4 million or 43.5% of our available cash, cash equivalents and available-for-sale investments, as of May 31, 2014, held within the U.S., we do not anticipate a need to repatriate any foreign earnings for the foreseeable future. However, if cash held outside the U.S. were needed to fund our U.S. operations, under current tax law we would be subject to additional taxes on the portion related to repatriated earnings of our foreign subsidiaries. As of February 28, 2014, cumulative undistributed foreign earnings totaled $296.4 million. For further discussion, see NOTE 11—Income Taxes to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended February 28, 2014.

Off-balance sheet arrangements

As of May 31, 2014 and February 28, 2014, we have no off-balance sheet financing arrangements and do not utilize any “structured debt”, “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency exchange rate fluctuations and changes in the market value of our investments.

Interest rate risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of short-term and long-term investments in a variety of available-for-sale fixed and floating rate debt securities, including both government and corporate obligations and money market funds. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income related to these securities may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or perceived credit risk related to the securities’ issuers. A hypothetical one-half percentage point change in interest rates, assuming a parallel shift of all interest rates, would result in an approximate $0.6 million change in annual interest income derived from investments in our portfolio as of May 31, 2014. For further discussion related to our investments as of May 31, 2014 and February 28, 2014, see NOTE 6—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.

Investment risk

The fair market value of our available-for-sale investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $13.0 million decrease in the fair value of our available-for-sale investment securities as of May 31, 2014. For further discussion related to our investments as of May 31, 2014 and February 28, 2014, see NOTE 6—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.

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

Accounts receivable

Two customers each individually accounted for approximately 11% of our total accounts receivable as of May 31, 2014. No individual customer accounted for 10% or more of our total accounts receivable as of February 28, 2014.

Foreign currency risk

Approximately 44.7% of our revenue for the three months ended May 31, 2014 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component of net income. The income statements of our non-U.S. operations are translated into

U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency statements results in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decreases if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from the first quarter of our prior fiscal year ended February 28, 2014, our revenue and operating expenses from non-U.S. operations for the three months ended May 31, 2014 would have been lower and higher than we reported by approximately $0.6 million and $1.3 million, respectively, which would have resulted in income from operations being lower by $1.9 million.

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

The aggregate notional amount of outstanding forward contracts at May 31, 2014 was $29.4 million. The fair value of these outstanding contracts at May 31, 2014 was a gross less than $0.1 million asset and a gross $0.1 million liability, and is recorded in Other current assets and Accounts payable and accrued expenses, respectively on our Consolidated Balance Sheets. The forward contracts generally expire within three months of the period ended May 31, 2014. The forward contracts will settle in Australian dollars, Euros, Japanese yen, Norwegian krona, Singapore dollars, Swedish krona, Swiss francs and U.S. dollars.

The aggregate notional amount of outstanding forward contracts at February 28, 2014 was $28.3 million. The fair value of these outstanding contracts at February 28, 2014 was a gross $0.1 million asset and a gross less than $0.1 million liability, and is recorded in Other current assets and Accounts payable and accrued expenses, respectively on our Consolidated Balance Sheets. The forward contracts generally expired within three months of the period ended February 28, 2014. The forward contracts settled in Argentine pesos, Australian dollars, Chilean pesos, Czech koruna, Danish krone, Euros, Israeli shekels, Japanese yen, Korean won, Norwegian krona, Singapore dollars, Swedish krona, Swiss francs, and U.S. dollars.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, which is effective for us as of the first quarter of fiscal year 2018. We are currently evaluating the impact that the implementation of this standard will have on our consolidated financial statements.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), to eliminate diversity in practice of presenting unrecognized tax benefits as a liability or presenting unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward in certain circumstances by requiring that an unrecognized tax benefit be presented in the financial statements as a reduction to deferred tax assets excluding certain exceptions. ASU 2013-11 became effective for us during the three months ended May 31, 2014 This updated standard did not have a material impact on our consolidated financial statements.

In March 2013, the FASB issued Accounting Standards Update No. 2013-05, Foreign Currency Matters (Topic 830)—Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”), which requires a parent entity to release a related foreign entity’s cumulative translation adjustment into net income only if its sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU 2013-05 became effective for us during the three months ended May 31, 2014. The updated standard did not have a material impact on our consolidated financial statements.

ITEM 4.	CONTROLS AND PROCEDURES

Role of Controls and Procedures

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) or our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of the controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Also projections of any evaluation of effectiveness of controls and procedures to future periods are subject to the risk that the controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the controls and procedures may have deteriorated.

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

Our current and potential competitors range from large and well-established companies to emerging start-ups. Some of our competitors have significantly greater financial resources and name recognition, larger development and sales staffs and more extensive marketing and distribution capabilities. Certain competitors also bundle hardware and software offerings, making it more difficult for us to penetrate their customer bases. As the enterprise software industry evolves, the competitive pressure for the Company to innovate encompasses a wider range of products and services, including new offerings that require different expertise than our current offerings. Some competitors may be able to innovate and provide products and services faster than we can.

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

Adoption of virtualization, storage and cloud computing offerings may occur more slowly or less pervasively than we expect and the revenue growth associated with these offerings may be slower than currently expected. Moreover, even if virtualization, storage and cloud computing are adopted widely by enterprises, our offerings in these areas may not attract a sufficient number of users or generate attractive financial results. We incur expenses associated with these offerings in advance of our ability to generate associated revenue. Demand for our virtualization, storage and cloud computing offerings may unfavorably impact demand for our other offerings, including software subscriptions and related professional services. If the market for our virtualization, storage and cloud computing offerings fails to develop adequately, it could have an adverse effect on our business, financial condition, operating results and cash flows.

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

An unfavorable legal decision regarding the intellectual property in and to our technology and other offerings could adversely affect our business, financial condition, operating results and cash flows. See Part II, Item 1, “Legal Proceedings” for additional information.

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

Lawsuits or legal proceedings may be commenced against us. These disputes and proceedings may involve significant expense and divert the attention of management and other employees. If we do not prevail in these matters, we could be required to pay substantial damages or settlement costs, which could adversely affect our business, financial condition, operating results and cash flows. See Part II, Item 1, “Legal Proceedings” for additional information.

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

Future fluctuations in economic and market conditions could adversely affect the market value of our investments, and we could record additional impairment charges and lose some or all of the principal value of investments in our portfolio. A total loss of an investment or a significant decline in the value of our investment portfolio could adversely affect our financial condition and operating results. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, see Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk”.

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

A portion of our business is conducted in currencies other than the U.S. dollar. Changes in exchange rates among other currencies and the U.S. dollar will affect our net revenue, operating expenses and operating margins. We cannot predict the impact of future exchange rate fluctuations. As we expand international operations, our exposure to exchange rate fluctuations increases. We use financial instruments, primarily forward purchase contracts, to economically hedge currency commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. If these hedging activities are not successful or we change or reduce these hedging activities in the future, we may experience significant unexpected expenses from fluctuations in exchange rates. For information regarding our hedging activity, see Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk”.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below sets forth information regarding the Company’s purchases of its common stock during its first fiscal quarter ended May 31, 2014:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
March 1, 2014—March 31, 2014	—	$—	—	$240.0 million
April 1, 2014—April 30, 2014	645,671	$52.25	372,263	$220.0 million
May 1, 2014—May 31, 2014	1,225,433	$48.98	1,225,433	$160.0 million

Total	1,871,104	$50.11	1,597,696

(1)	During the three months ended May 31, 2014, the Company withheld an aggregate of 273,408 shares of its common stock from employees to satisfy minimum tax withholding obligations relating to the vesting of restricted share awards. These shares were not withheld pursuant to the program described in Note (2) below.
(2)	On April 15, 2013, the Company announced that its Board of Directors had authorized the repurchase of up to $300.0 million of Red Hat’s common stock from time to time on the open market or in privately negotiated transactions. The program commenced on April 16, 2013, and will expire on the earlier of (i) March 31, 2015, or (ii) a determination by the Board, Chief Executive Officer or Chief Financial Officer to discontinue the program.

ITEM 6.	EXHIBITS

(a) List of Exhibits

Exhibit No.	Exhibit

10.1*	Executive Base Salaries and Target Award Amounts under Red Hat, Inc.’s Executive Variable Compensation Plan for the Fiscal Year Ending February 28, 2015 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2014 (File No. 001-33162))

10.2*	Peer Group for PSUs Granted in FY2015 (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2014 (File No. 001-33162))

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the registrant’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

Date: July 9, 2014	By:	/S/ JAMES M. WHITEHURST
James M. Whitehurst President and Chief Executive Officer (Duly Authorized Officer on Behalf of the Registrant)

RED HAT, INC.

Date: July 9, 2014	By:	/S/ CHARLES E. PETERS, JR.
Charles E. Peters, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

RED HAT, INC.

Date: July 9, 2014	By:	/S/ MARK E. COOK
Mark E. Cook Vice President Finance and Controller (Principal Accounting Officer)