Form 10-Q
period 2014-08-31
RED HAT INC
filed 2014-09-29
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

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

As of September 24, 2014, there were 187,822,319 shares of common stock outstanding.

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

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands—except share and per share amounts)

	August 31, 2014 (Unaudited)	February 28, 2014 (1)
ASSETS
Current assets:
Cash and cash equivalents	$585,381	$646,742
Investments in debt securities, short-term	217,659	335,387
Accounts receivable, net of allowances for doubtful accounts of $2,611 and $1,986, respectively	283,952	360,594
Deferred tax assets, net	111,522	108,264
Prepaid expenses	125,256	118,387
Other current assets	1,794	1,808

Total current assets	$1,325,564	$1,571,182
Property and equipment, net of accumulated depreciation and amortization of $221,922 and $209,295, respectively	175,844	173,917
Goodwill	870,063	687,430
Identifiable intangibles, net	146,904	133,399
Investments in debt securities, long-term	513,903	505,300
Other assets, net	35,026	35,391

Total assets	$3,067,304	$3,106,619

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$211,552	$179,468
Deferred revenue	920,605	966,832
Other current obligations	1,852	1,786

Total current liabilities	$1,134,009	$1,148,086
Long-term deferred revenue	331,192	322,365
Other long-term obligations	87,447	85,003
Commitments and contingencies (NOTES 12 and 13)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 232,068,444 and 230,915,589 shares issued, and 187,817,247 and 189,712,211 shares outstanding at August 31, 2014 and February 28, 2014, respectively	23	23
Additional paid-in capital	1,942,659	1,891,848
Retained earnings	804,740	720,172
Treasury stock at cost, 44,251,197 and 41,203,378 shares at August 31, 2014 and February 28, 2014, respectively	(1,216,741)	(1,056,419)
Accumulated other comprehensive loss	(16,025)	(4,459)

Total stockholders’ equity	$1,514,656	$1,551,165

Total liabilities and stockholders’ equity	$3,067,304	$3,106,619

(1)	Derived from audited financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands—except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
Revenue:
Subscriptions	$389,495	$326,692	$761,462	$642,509
Training and services	56,404	47,731	108,191	95,173

Total subscription and training and services revenue	445,899	374,423	869,653	737,682

Cost of subscription and training and services revenue:
Cost of subscriptions	27,791	23,518	55,551	46,893
Cost of training and services	39,383	32,062	76,066	64,744

Total cost of subscription and training and services revenue	67,174	55,580	131,617	111,637

Gross profit	378,725	318,843	738,036	626,045

Operating expense:
Sales and marketing	174,520	144,596	351,358	287,040
Research and development	95,265	78,299	185,204	152,100
General and administrative	44,713	38,203	86,284	72,537
Facility exit costs	—	2,171	—	2,171

Total operating expense	314,498	263,269	622,846	513,848

Income from operations	64,227	55,574	115,190	112,197
Interest income	2,010	1,527	3,852	3,029
Other income (expense), net	(289)	1,196	68	772

Income before provision for income taxes	65,948	58,297	119,110	115,998
Provision for income taxes	19,125	17,489	34,542	34,799

Net income	$46,823	$40,808	$84,568	$81,199

Basic net income per common share	$0.25	$0.22	$0.45	$0.43

Diluted net income per common share	$0.25	$0.21	$0.44	$0.42

Weighted average shares outstanding
Basic	188,162	189,437	188,767	190,276
Diluted	190,755	191,432	191,135	192,230

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
Net income	$46,823	$40,808	$84,568	$81,199
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(10,850)	1,567	(11,752)	(2,049)
Available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities during the period	79	(1,985)	168	(2,716)
Reclassification for (gain) loss realized on available-for-sale securities, reported in Other income (expense), net	3	(31)	(150)	(317)
Tax benefit	101	755	168	1,127

Net change in available-for-sale securities (net of tax)	183	(1,261)	186	(1,906)

Total other comprehensive income (loss)	(10,667)	306	(11,566)	(3,955)

Comprehensive income	$36,156	$41,114	$73,002	$77,244

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
Cash flows from operating activities:
Net income	$46,823	$40,808	$84,568	$81,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,539	18,439	38,463	36,371
Share-based compensation expense	36,605	29,874	65,319	53,006
Deferred income taxes	975	1,208	3,905	11,020
Net amortization of bond premium on debt securities available for sale	2,525	2,285	4,558	4,336
Other	595	(96)	(353)	47
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(18,349)	(6,341)	78,231	66,081
Prepaid expenses	(2,391)	(5,645)	(7,580)	(2,394)
Accounts payable and accrued expenses	27,266	38,902	29,921	26,293
Deferred revenue	(6,209)	1,880	(25,957)	(15,020)
Other	358	(2,385)	1,349	(195)

Net cash provided by operating activities	107,737	118,929	272,424	260,744

Cash flows from investing activities:
Purchase of investment in debt securities available for sale	(50,567)	(217,433)	(319,141)	(347,076)
Proceeds from sales and maturities of investment in debt securities available for sale	140,101	153,917	409,532	479,767
Acquisition of businesses, net of cash acquired	(66,183)	—	(217,804)	—
Purchase of other intangible assets	(1,198)	(10,177)	(1,751)	(12,521)
Purchase of property and equipment	(14,290)	(21,829)	(22,884)	(48,506)
Other	(1,038)	(2,126)	2,434	(1,934)

Net cash provided by (used in) investing activities	6,825	(97,648)	(149,614)	69,730

Cash flows from financing activities:
Excess tax benefits from share-based payment arrangements	423	2,610	1,409	5,643
Proceeds from exercise of common stock options	644	635	689	1,088
Payments related to net settlement of share-based compensation awards	(3,831)	(3,833)	(17,561)	(14,815)
Purchase of treasury stock	(80,028)	(20,009)	(160,061)	(199,345)
Payments on other borrowings	(1,635)	(312)	(1,990)	(617)

Net cash used in financing activities	(84,427)	(20,909)	(177,514)	(208,046)

Effect of foreign currency exchange rates on cash and cash equivalents	(8,902)	(1,576)	(6,657)	(12,718)

Net increase (decrease) in cash and cash equivalents	21,233	(1,204)	(61,361)	109,710
Cash and cash equivalents at beginning of the period	564,148	597,998	646,742	487,084

Cash and cash equivalents at end of the period	$585,381	$596,794	$585,381	$596,794

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

NOTE 2—Summary of Significant Accounting Policies

Basis of presentation

The unaudited interim consolidated financial statements as of and for the three months and six months ended August 31, 2014 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, consolidated other comprehensive income and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months and six months ended August 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2015. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting. For further information, see the Company’s Consolidated Financial Statements, including notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2014.

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

Recent accounting pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The FASB issued ASU 2014-12 to provide explicit guidance for share-based awards which allow for an employee to vest in an award upon achievement of a performance condition met after completion of a requisite service period regardless of whether the employee is rendering service on the date the performance target is achieved. ASU 2014-12 provides that the performance target should not be reflected in estimating the grant-date fair value of the award but rather compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and recognized prospectively over the remaining requisite service period. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and is effective for the Company as of the first quarter of fiscal year 2017. The Company has not issued such share-based awards and does not believe that this updated standard will have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, which is effective for the Company as of the first quarter of fiscal year 2018. The Company is currently evaluating the impact that the implementation of this standard will have on the Company’s consolidated financial statements.

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

NOTE 3—Changes in Equity

The following table summarizes the changes in the Company’s stockholders’ equity during the three months ended August 31, 2014 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at May 31, 2014	$23	$1,908,934	$757,917	$(1,136,713)	$(5,358)	$1,524,803
Net income	—	—	46,823	—	—	46,823
Other comprehensive income (loss), net of tax	—	—	—	—	(10,667)	(10,667)
Exercise of common stock options	—	644	—	—	—	644
Common stock repurchase (see NOTE 10)	—	—	—	(80,028)	—	(80,028)
Share-based compensation expense	—	36,605	—	—	—	36,605
Tax benefits related to share-based awards	—	307	—	—	—	307
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(3,831)	—	—	—	(3,831)

Balance at August 31, 2014	$23	$1,942,659	$804,740	$(1,216,741)	$(16,025)	$1,514,656

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the changes in the Company’s stockholders’ equity during the three months ended August 31, 2013 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at May 31, 2013	$23	$1,819,251	$582,271	$(996,010)	$(12,228)	$1,393,307
Net income	—	—	40,808	—	—	40,808
Other comprehensive income (loss), net of tax	—	—	—	—	306	306
Exercise of common stock options	—	635	—	—	—	635
Common stock repurchase	—	—	—	(20,009)	—	(20,009)
Share-based compensation expense	—	29,874	—	—	—	29,874
Tax benefits related to share-based awards	—	516	—	—	—	516
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(3,833)	—	—	—	(3,833)
Other adjustments	—	382	—	(382)	—	—

Balance at August 31, 2013	$23	$1,846,825	$623,079	$(1,016,401)	$(11,922)	$1,441,604

The following table summarizes the changes in the Company’s stockholders’ equity during the six months ended August 31, 2014 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at February 28, 2014	$23	$1,891,848	$720,172	$(1,056,419)	$(4,459)	$1,551,165
Net income	—	—	84,568	—	—	84,568
Other comprehensive income (loss), net of tax	—	—	—	—	(11,566)	(11,566)
Exercise of common stock options	—	689	—	—	—	689
Common stock repurchase (see NOTE 10)	—	—	—	(160,061)	—	(160,061)
Share-based compensation expense	—	65,319	—	—	—	65,319
Assumed employee share-based awards from acquisitions		895				895
Tax benefits related to share-based awards	—	1,208	—	—	—	1,208
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(17,561)	—	—	—	(17,561)
Other adjustments	—	261	—	(261)	—	—

Balance at August 31, 2014	$23	$1,942,659	$804,740	$(1,216,741)	$(16,025)	$1,514,656

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the changes in the Company’s stockholders’ equity during the six months ended August 31, 2013 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at February 28, 2013	$23	$1,802,899	$541,880	$(816,674)	$(7,967)	$1,520,161
Net income	—	—	81,199	—	—	81,199
Other comprehensive income (loss), net of tax	—	—	—	—	(3,955)	(3,955)
Exercise of common stock options	—	1,088	—	—	—	1,088
Common stock repurchase	—	—	—	(199,345)	—	(199,345)
Share-based compensation expense	—	53,006	—	—	—	53,006
Tax benefits related to share-based awards	—	4,265	—	—	—	4,265
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(14,815)	—	—	—	(14,815)
Other adjustments	—	382	—	(382)	—	—

Balance at August 31, 2013	$23	$1,846,825	$623,079	$(1,016,401)	$(11,922)	$1,441,604

Accumulated other comprehensive loss

The following is a summary of accumulated other comprehensive loss as of August 31, 2014 and February 28, 2014 (in thousands):

	As of August 31, 2014	As of February 28, 2014
Accumulated loss from foreign currency translation adjustment	$(16,575)	$(4,823)
Accumulated unrealized gain, net of tax, on available-for-sale securities	550	364

Accumulated other comprehensive loss	$(16,025)	$(4,459)

NOTE 4—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of trademarks, copyrights and patents, purchased technologies, customer and reseller relationships and covenants not to compete which are amortized over the estimated useful life, generally on a straight-line basis with the exception of customer and reseller relationships which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit. Useful lives range from three to ten years. As of August 31, 2014 and February 28, 2014, trademarks with an indefinite estimated useful life totaled $12.6 million and $9.6 million, respectively.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is a summary of identifiable intangible assets (in thousands):

	As of August 31, 2014			As of February 28, 2014
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$119,930	$(38,769)	$81,161	$105,269	$(34,784)	$70,485
Purchased technologies	79,495	(60,529)	18,966	79,433	(55,960)	23,473
Customer and reseller relationships	102,372	(67,010)	35,362	89,992	(63,075)	26,917
Covenants not to compete	11,177	(6,884)	4,293	10,690	(5,977)	4,713
Other intangible assets	8,921	(1,799)	7,122	8,922	(1,111)	7,811

Total identifiable intangible assets	$321,895	$(174,991)	$146,904	$294,306	$(160,907)	$133,399

Amortization expense associated with identifiable intangible assets recognized in the Company’s Consolidated Financial Statements for the three months and six months ended August 31, 2014 and August 31, 2013 is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
Cost of revenue	$2,830	$2,840	$5,790	$5,513
Sales and marketing	1,992	2,193	3,574	4,151
Research and development	959	959	1,917	1,918
General and administrative	1,607	1,203	3,035	2,740

Total amortization expense	$7,388	$7,195	$14,316	$14,322

NOTE 5—Income Taxes

Income Tax Expense

The following table summarizes the Company’s tax provision for the three months and six months ended August 31, 2014 and August 31, 2013 (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
Provision for income taxes:
Income before provision for income taxes	$65,948	$58,297	$119,110	$115,998
Estimated annual effective tax rate on current year ordinary income	29%	30%	29%	30%

Provision for income taxes	$19,125	$17,489	$34,542	$34,799

For the three months and six months ended August 31, 2014, the Company’s estimated annual effective tax rate of 29% differed from the U.S. federal statutory rate of 35% principally due to foreign income taxed at lower rates. For the three months and six months ended August 31, 2013, the Company’s estimated annual effective tax rate of 30% differed from the U.S. federal statutory rate of 35% principally due to foreign income taxed at lower rates and research tax credits.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Deferred Taxes

As of August 31, 2014, deferred tax assets net of deferred tax liabilities (current and non-current) totaled $96.1 million, of which $1.5 million was offset by a valuation allowance. The Company continues to maintain a valuation allowance against its deferred tax assets with respect to certain net operating loss (“NOL”) carryforwards.

As of August 31, 2014, the Company had U.S. federal and state NOL carryforwards of approximately $56.6 million and $150.2 million, respectively. As of August 31, 2014, the Company had U.S. federal and state research tax credit carryforwards of approximately $21.7 million and $12.0 million, respectively. The tax credit carryforwards are scheduled to expire in varying amounts beginning in the fiscal year ending February 28, 2018.

Unrecognized tax benefits

The Company’s unrecognized tax benefits were $57.5 million as of August 31, 2014 and $57.1 million as of February 28, 2014. The Company’s unrecognized tax benefits at August 31, 2014 and February 28, 2014, which, if recognized, would affect the Company’s effective tax rate, were $52.3 million and $49.7 million, respectively.

During the six months ended August 31, 2014, the amount of unrecognized tax benefits increased by $0.4 million, primarily as a result of increases with respect to tax positions taken during prior periods. The results and timing of the resolution of tax audits is highly uncertain and the Company is unable to estimate the range of possible changes to the balance of unrecognized tax benefits. However, the Company does not anticipate that within the next 12 months the total amount of unrecognized tax benefits will significantly change.

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as income tax expense. Accrued interest and penalties related to unrecognized tax benefits totaled $8.5 million and $6.0 million as of August 31, 2014 and February 28, 2014, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of August 31, 2014. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at August 31, 2014 (in thousands):

	As of August 31, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$179,519	$179,519	$—	$—
Interest-bearing deposits (1)	29	—	29	—
Available-for-sale securities (1):
U.S. agency securities	234,038	—	234,038	—
Corporate securities	414,668	—	414,668	—
Foreign government securities	82,827	—	82,827	—
Foreign currency derivatives (2)	16	—	16	—
Liabilities:
Foreign currency derivatives (3)	(143)	—	(143)	—

Total	$910,954	$179,519	$731,435	$—

(1)	Included in Cash and cash equivalents, Investments in debt securities, short-term or Investments in debt securities, long-term in the Company’s Consolidated Balance Sheet at August 31, 2014, in addition to $405.9 million of cash.
(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at August 31, 2014.
(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at August 31, 2014.

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at February 28, 2014 (in thousands):

	As of February 28, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$178,280	$178,280	$—	$—
Interest-bearing deposits (1)	86,937	—	86,937	—
Available-for-sale securities (1):
Commercial paper	37,643	—	37,643	—
U.S. agency securities	279,049	—	279,049	—
Corporate securities	382,516	—	382,516	—
Foreign government securities	79,841	—	79,841	—
Foreign currency derivatives (2)	134	—	134	—
Liabilities:
Foreign currency derivatives (3)	(15)	—	(15)	—

Total	$1,044,385	$178,280	$866,105	$—

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(1)	Included in Cash and cash equivalents, Investments in debt securities, short-term or Investments in debt securities, long-term in the Company’s Consolidated Balance Sheet at February 28, 2014, in addition to $443.2 million of cash.
(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at February 28, 2014.
(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at February 28, 2014.

The following table represents the Company’s investments measured at fair value as of August 31, 2014 (in thousands):

					Balance Sheet Classification
	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Cash and cash equivalents	Investments in debt securities, short-term	Investments in debt securities, long-term
		Gains	Losses (1)
Money markets	$179,519	$—	$—	$179,519	$179,519	$—	$—
Interest-bearing deposits	29	—	—	29	—	29	—
U.S. agency securities	234,779	5	(746)	234,038	—	—	234,038
Corporate securities	413,522	1,360	(214)	414,668	—	143,723	270,945
Foreign government securities	82,729	102	(4)	82,827	—	73,907	8,920

Total	$910,578	$1,467	$(964)	$911,081	$179,519	$217,659	$513,903

(1)	As of August 31, 2014, there were $0.5 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer.

The following table represents the Company’s investments measured at fair value as of February 28, 2014 (in thousands):

					Balance Sheet Classification
	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Cash and cash equivalents	Investments in debt securities, short-term	Investments in debt securities, long-term
		Gains	Losses (1)
Money markets	$178,280	$—	$—	$178,280	$178,280	$—	$—
Interest-bearing deposits	86,937	—	—	86,937	—	86,937	—
Commercial paper	37,643	—	—	37,643	25,299	12,344	—
U.S. agency securities	279,657	12	(620)	279,049	—	56,314	222,735
Corporate securities	381,446	1,279	(209)	382,516	—	131,612	250,904
Foreign government securities	79,818	34	(11)	79,841	—	48,180	31,661

Total	$1,043,781	$1,325	$(840)	$1,044,266	$203,579	$335,387	$505,300

(1)	As of February 28, 2014, there were $0.2 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer.

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

The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows as of August 31, 2014 and for the three and six months then ended (in thousands):

	As of August 31, 2014				Three Months Ended August 31, 2014	Six Months Ended August 31, 2014
	Balance Sheet Location	Fair Value	Notional Value	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$16	$4,441	Other income (expense), net	$90	$264
Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	(143)	17,764	Other income (expense), net	(284)	$(541)

TOTAL		$(127)	$22,205		$(194)	$(277)

The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows as of August 31, 2013 and for the three and six months then ended (in thousands):

	As of August 31, 2013				Three Months Ended August 31, 2013	Six Months Ended August 31, 2013
	Balance Sheet Location	Fair Value	Notional Value	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$52	$13,544	Other income (expense), net	$298	$623
Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	(114)	19,691	Other income (expense), net	(195)	$(2,010)

TOTAL		$(62)	$33,235		$103	$(1,387)

NOTE 8—Share-based Awards

The Company measures share-based compensation cost at the grant date, based on the estimated fair value of the award and recognizes the cost over the employee requisite service period, typically on a straight-line basis, net of estimated forfeitures. The Company estimates the fair value of stock options using the Black-Scholes-Merton valuation model. The fair value of nonvested share awards, nonvested share units and performance share units are measured at their underlying closing share price on the day of grant.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements for the three months and six months ended August 31, 2014 and August 31, 2013 (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
Cost of revenue	$3,425	$3,100	$6,543	$5,939
Sales and marketing	13,691	10,365	23,929	19,741
Research and development	11,098	9,058	19,962	15,939
General and administrative	8,391	7,351	14,885	11,387

Total share-based compensation	$36,605	$29,874	$65,319	$53,006

Share-based compensation expense qualifying for capitalization was insignificant for each of the three months and six months ended August 31, 2014 and August 31, 2013. Accordingly, no share-based compensation expense was capitalized during the three months and six months ended August 31, 2014 and August 31, 2013.

Estimated annual forfeitures—An estimated forfeiture rate of 10.0% per annum, which approximates the Company’s historical rate, was applied to options and nonvested share units. Awards are adjusted to actual forfeiture rates at vesting. The Company reassesses its estimated forfeiture rate annually or when new information, including actual forfeitures, indicate a change is appropriate.

During the three months and six months ended August 31, 2014, the Company granted the following share-based awards:

	Three Months Ended August 31, 2014		Six Months Ended August 31, 2014
	Shares and Shares Underlying Awards	Weighted Average Per Share Fair Value	Shares and Shares Underlying Awards	Weighted Average Per Share Fair Value
Service-based shares and share units	504,036	$54.85	1,584,742	$51.97
Performance share units—target (1)	242,352	$58.28	695,218	$53.24
Performance share awards (2)	—	$—	184,325	$50.54
Assumed (3)	—	$—	219,169	$48.45
Restricted shares issued as part of a business combination with continued employment service conditions (4)	529,057	$54.75	529,057	$54.75

Total awards	1,275,445	$55.46	3,212,511	$52.38

(1)	Certain executives and senior management were awarded a target number of performance share units (“PSUs”). PSU grantees may earn up to 200% of the target number of PSUs. Half of the target number of PSUs can be earned by the grantees depending upon the Company’s financial performance measured against the financial performance of specified peer companies during a three-year performance period beginning on March 1, 2014. The remaining target number of PSUs can be earned by the grantees depending upon the Company’s total shareholder return performance measured against the total shareholder return of specified peer companies during a three-year period beginning on March 1, 2014.

During the three months ended August 31, 2014, certain executives were awarded a total of 242,352 PSUs that will pay out only if the price of the Company’s common stock plus dividends payable increase by at least 50% within the next three years (“TSR Hurdle PSUs”). If the TSR Hurdle is achieved during the

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Performance Period and the executive’s business relationship has not ceased, 50% of the TSR Hurdle PSUs shall vest upon achievement of the TSR Hurdle and the remaining 50% of the TSR Hurdle PSUs shall vest on the last day of the four-year period beginning on the Grant Date. If the TSR Hurdle is not achieved on or before the last day of the Performance Period, then all TSR Hurdle PSUs are forfeited. If an executive’s continuous service to the Company or its affiliates as an employee, consultant or director ceases for any reason prior to a vesting date for any TSR Hurdle PSUs, subject to certain exceptions, then all unvested TSR Hurdle PSUs will be forfeited.

(2)	Certain executives were granted restricted stock awards. These shares were awarded subject to the achievement of a specified dollar amount of revenue for FY2015 (the “RSA Performance Goal”). If the Company fails to achieve the RSA Performance Goal for FY2015, then all such shares are forfeited. If the Company achieves the RSA Performance Goal for FY2015, then 25% of the restricted stock vests on July 16, 2015, and the remainder vests ratably on a quarterly basis over the course of the subsequent three–year period, provided that the grantee’s business relationship with the Company has not ceased.

(3)	Amount represents partially-vested options assumed as part of a business combination.

(4)	As part of the Company’s acquisition of eNovance, a total of 529,057 restricted common shares were issued to certain employee-shareholders. The vesting of these restricted shares is conditioned on continued employment with the Company. The shares effectively vest 25% per year and are being amortized on a straight-line basis to share-based compensation expense in the Company’s Consolidated Statement of Operations.

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

The following table reconciles the numerators and denominators of the earnings per share calculation for the three months and six months ended August 31, 2014 and August 31, 2013 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
Net income, basic and diluted	$46,823	$40,808	$84,568	$81,199

Weighted average common shares outstanding	188,162	189,437	188,767	190,276
Incremental shares attributable to assumed vesting or exercise of outstanding equity award shares	2,593	1,995	2,368	1,954

Diluted shares	190,755	191,432	191,135	192,230

Diluted net income per share	$0.25	$0.21	$0.44	$0.42

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following share awards are not included in the computation of diluted earnings per share because the aggregate value of proceeds considered received upon either exercise or vesting was greater than the average market price of the Company’s common stock during the related periods and the effect of including such share awards in the computation would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
Number of shares considered anti-dilutive for calculating diluted EPS	151	456	156	443

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

As of August 31, 2014, the amount available under the program for the repurchase of the Company’s common stock was $80.0 million.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 11—Segment Reporting

The following summarizes revenue from unaffiliated customers and income (loss) from operations for the three months and six months ended August 31, 2014 and August 31, 2013 and total cash, cash equivalents and available-for-sale investment securities and total assets as of August 31, 2014 and August 31, 2013, by geographic segment (in thousands):

	Americas	EMEA	Asia Pacific	Corporate (1)	Consolidated

	Three Months Ended August 31, 2014
Revenue from unaffiliated customers	$282,138	$103,496	$60,265	$—	$445,899
Income (loss) from operations	$60,081	$26,066	$14,685	$(36,605)	$64,227

	Three Months Ended August 31, 2013
Revenue from unaffiliated customers	$237,647	$86,239	$50,537	$—	$374,423
Income (loss) from operations	$47,021	$25,023	$13,404	$(29,874)	$55,574

	Six Months Ended August 31, 2014
Revenue	$548,232	$204,270	$117,151	$—	$869,653
Income (loss) from operations	$101,473	$50,251	$28,785	$(65,319)	$115,190
Cash, cash equivalents and available-for-sale investment securities	$621,806	$500,050	$195,087	$—	$1,316,943
Total assets	$2,055,521	$720,493	$291,290	$—	$3,067,304

	Six Months Ended August 31, 2013
Revenue	$471,074	$166,289	$100,319	$—	$737,682
Income (loss) from operations	$94,028	$45,528	$25,647	$(53,006)	$112,197
Cash, cash equivalents and available-for-sale investment securities	$679,632	$426,528	$184,511	$—	$1,290,671
Total assets	$1,955,098	$562,819	$221,664	$—	$2,739,581

(1)	Amounts represent share-based compensation expense for each of the three months and six months ended August 31, 2014 and August 31, 2013, which was not allocated to geographic segments.

Supplemental information about geographic areas

The following table lists, for each of the three months and six months ended August 31, 2014 and August 31, 2013, revenue from unaffiliated customers in the United States, the Company’s country of domicile, and revenue from unaffiliated customers from foreign countries (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
United States, the Company’s country of domicile	$247,556	$208,394	$481,863	$413,087
Foreign	198,343	166,029	387,790	324,595

Total revenue from unaffiliated customers	$445,899	$374,423	$869,653	$737,682

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Total tangible long-lived assets located in the United States, the Company’s country of domicile, and similar tangible long-lived assets held outside the United States are summarized in the following table as of August 31, 2014 and February 28, 2014 (in thousands):

	As of August 31, 2014	As of February 28, 2014
United States, the Company’s country of domicile	$134,887	$137,356
Foreign	40,957	36,561

Total tangible long-lived assets	$175,844	$173,917

Supplemental information about major customers

For each of the three months and six months ended August 31, 2014, the U.S. government and its agencies represented approximately 10% of the Company’s total revenue. For each of the three months and six months ended August 31, 2013, the U.S. government and its agencies represented approximately 9% of the Company’s total revenue.

Supplemental information about products and services

The following table, for each of the three and six months ended August 31, 2014 and August 31, 2013, provides further detail, by type, of our subscription and services revenues. Infrastructure-related offerings subscription revenue includes subscription revenue generated from Red Hat Enterprise Linux and related technologies such as Red Hat Enterprise Virtualization. Subscription revenue generated from our Application development-related and other emerging technology offerings includes Red Hat JBoss Middleware, Red Hat Storage Server and Red Hat cloud offerings such as OpenStack and OpenShift (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
Subscription revenue:
Infrastructure-related offerings	$331,967	$286,869	$651,018	$566,139
Applications development-related and other emerging technology offerings	57,528	39,823	110,444	76,370

Total subscription revenue	389,495	326,692	761,462	642,509

Training and services revenue:
Consulting services	41,917	35,144	80,991	69,548
Training	14,487	12,587	27,200	25,625

Total training and services revenue	56,404	47,731	108,191	95,173

Total revenue	$445,899	$374,423	$869,653	$737,682

NOTE 12—Commitments and Contingencies

Operating leases

As of August 31, 2014, the Company leased office space and certain equipment under various non-cancelable operating leases. Rent expense under operating leases for the three months ended August 31, 2014 and August 31, 2013 was $7.5 million and $7.2 million, respectively. Rent expense under operating leases for the six months ended August 31, 2014 and August 31, 2013 was $15.0 million and $14.4 million, respectively.

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

NOTE 14—Business Combinations

Acquisition of eNovance, SAS

On June 24, 2014, the Company completed its acquisition of all of the shares of eNovance, SAS (“eNovance”), a provider of open source cloud computing services. The acquisition is intended to assist in advancing the Company’s market position in OpenStack, and the addition of eNovance’s systems integration capabilities and engineering talent is expected to help meet growing demand for enterprise OpenStack consulting, design and deployment.

The cash consideration paid as of the closing date was $68.3 million. Based on management’s provisional assessment of the acquisition date fair value of the assets acquired and liabilities assumed, the total cash consideration transferred of $68.3 million has been allocated to the Company’s assets on a preliminary basis as follows: $53.0 million to goodwill, $14.4 million to identifiable intangible assets and the remaining $0.9 million to working capital.

In addition to the cash consideration transferred, the Company issued a total of 529,057 restricted common shares to certain employee-shareholders. The vesting of these restricted shares is conditioned on continued employment with the Company. As a result of the employment condition, the transfer of these shares has been accounted for separate from the business combination. The shares effectively vest 25% per year, with the closing-date fair value of the shares being amortized, on a straight-line basis, to share-based compensation expense in the Company’s Consolidated Statement of Operations.

The Company incurred approximately $0.9 million in transaction costs including legal and accounting fees relating to the acquisition. These transaction costs have been expensed as incurred and included in general and administrative expense on the Company’s Consolidated Statement of Operations for the three and six months ended August 31, 2014.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Acquisition of Inktank Storage, Inc.

On April 30, 2014, the Company completed its acquisition of all of the shares of Inktank Storage, Inc. (“Inktank”), a provider of scale-out, open source storage systems, whose flagship technology, Inktank Ceph Enterprise, delivers object and block storage software to enterprises deploying public or private clouds. The acquisition is intended to complement the Company’s existing GlusterFS-based storage offering. Under the terms of the purchase agreement, the consideration transferred by the Company totaled $152.5 million. The Company incurred approximately $2.0 million in transaction costs including legal and accounting fees relating to the acquisition. These transaction costs have been expensed as incurred and included in general and administrative expense on the Company’s Consolidated Statement of Operations for the six months ended August 31, 2014.

The total consideration transferred by the Company in connection with the acquisition is summarized in the following table (in thousands):

Total Consideration Transferred
Cash consideration paid to and/or on behalf of holders of Inktank stock and vested options	$151,648
Fair value of nonvested employee share-based awards assumed and attributed to pre-combination services (1)	895

Total consideration transferred (2)	$152,543

(1)	The total fair value, as of April 30, 2014, of all assumed nonvested share-based awards was $10.6 million, of which $0.9 million has been attributed to pre-acquisition employee services and accordingly has been recognized as consideration transferred. The remaining $9.7 million of fair value will be recognized as compensation expense over the remaining vesting period ranging from 1 month to approximately 4 years.
(2)	In addition to the consideration transferred of $152.5 million and the assumed nonvested share-based awards with an acquisition-date fair value of $10.6 million, the Company has committed to pay retention incentives totaling $8.4 million in cash (payable 25% annually from the date of acquisition assuming continued employment). The Company has also committed to granting key employees share-based awards with a combined value $15.0 million which will vest 25% annually from the date of grant.

The table below represents the estimated tangible and identifiable intangible assets and liabilities (in thousands) based on management’s provisional assessment of the acquisition date fair value of the assets acquired and liabilities assumed. The Company expects to finalize its assessment of the acquisition-date fair value of assets acquired and liabilities assumed by the end of its third quarter in fiscal 2015:

Total Consideration Allocated
Identifiable intangible assets (see detail below)	$10,770
Cash	27
Accounts receivable	657
Deferred tax assets, net	11,550
Other assets	161
Accrued liabilities	(1,651)
Deferred revenue	(1,016)
Goodwill	132,045

Total consideration allocated	$152,543

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the allocation of consideration transferred to identifiable intangible assets (in thousands). The fair value of the identifiable intangible assets is being amortized over the estimated useful life of each intangible asset on a straight-line basis which approximates the economic pattern of benefits:

	Amortization Expense Type	Estimated Life (Years)	Total
Customer relationships	Sales and marketing	5	$6,800
Tradenames and trademarks	General and administrative	Indefinite	3,300
Covenants not to compete	Research and development	3	370
Developed technology	Cost of revenue	5	300

Total identifiable intangible assets			$10,770

Pro forma consolidated financial information

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three and six months ended August 31, 2014 and August 31, 2013 (in thousands, except per share amounts) as if the acquisitions of eNovance and Inktank had closed on March 1, 2013, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisitions actually taken place at the beginning of the period.

	Three Months Ended		Six Months Ended
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
Revenue	$446,558	$377,341	$873,255	$743,236
Net income	45,634	36,868	78,181	74,382
Basic net income per common share	$0.24	$0.19	$0.41	$0.39
Diluted net income per common share	$0.24	$0.19	$0.41	$0.39

Post-acquisition financial information

The following is a summary of eNovance’s and Inktank’s combined post-acquisition revenue, expenses and losses that are included in the Company’s Consolidated Statement of Operations for the three and six months ended August 31, 2014 (in thousands):

	Three Months Ended August 31, 2014	Six Months Ended August 31, 2014
Revenue	$2,531	$2,717
Operating expenses	(7,490)	(9,333)

Operating loss	(4,959)	(6,616)
Other income	95	95

Loss before tax benefit	(4,864)	(6,521)
Tax benefit	1,411	1,891

Net loss	$(3,453)	$(4,630)

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Goodwill

The following is a summary of changes in goodwill for the six months ended August 31, 2014 (in thousands):

Balance at February 28, 2014	$687,430
Acquisition of Inktank	132,045
Acquisition of eNovance	52,988
Impact of foreign currency fluctuations	(2,400)

Balance at August 31, 2014	$870,063

NOTE 15—Subsequent Event

On September 18, 2014, the Company announced the signing of a definitive agreement to acquire all of the shares of FeedHenry for approximately 63.5 million Euros. FeedHenry is a provider of cloud-based enterprise mobile application platforms. The acquisition is intended to expand the Company’s portfolio of application development, integration and platform-as-a-service (PaaS) solutions, enabling it to support mobile application development in public and private environments. The acquisition is expected to close in the third quarter of fiscal 2015.

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

We market our offerings primarily to enterprise customers in the form of annual or multi-year subscriptions, and we recognize revenue over the period of the subscription agreements with our customers. Our enterprise technologies are also offered by cloud providers as a service available on demand, and this revenue is reported to and recognized by us following delivery.

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

Revenue

For the three months ended August 31, 2014, total revenue increased 19.1%, or $71.5 million, to $445.9 million from $374.4 million for the three months ended August 31, 2013. Subscription revenue increased 19.2%, or $62.8 million, driven primarily by additional subscriptions related to our principal Red Hat Enterprise Linux and Red Hat JBoss Middleware offerings, which continue to gain broader market acceptance in mission-critical areas of computing, and our expansion of sales channels and our geographic footprint. The increase is, in part, a result of the continued migration of enterprises in industries such as financial services, government, technology and telecommunications to our open source solutions from proprietary technologies. Training and services revenue increased 18.2%, or $8.7 million, for the three months ended August 31, 2014 as compared to the three months ended August 31, 2013. The increase is driven primarily by customer interest in new products and increased demand for our open source solutions.

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

Deferred revenue and billings proxy

Our deferred revenue, current and long-term, balance at August 31, 2014 was $1.25 billion. Because of our subscription model and revenue recognition policies, deferred revenue improves predictability of future revenue. For example, current deferred revenue provides a baseline for revenue to be recognized over the next twelve months. Similarly, long-term deferred revenue provides a baseline for revenue to be recognized beyond twelve months. Revenue derived from cloud providers for the delivery of our enterprise technologies as a service available on demand is recognized by us following delivery and not billed in advance. As a result, such revenue has no associated deferred revenue. Total deferred revenue at August 31, 2014 decreased $37.4 million, or 2.9%, as compared to the balance at February 28, 2014 of $1.29 billion.

The decrease in deferred revenue reported on our Consolidated Balance Sheets of $37.4 million differs from the decrease we reported on our Consolidated Statements of Cash Flows for the six months ended August 31, 2014 of $26.0 million as the amount reported on our Consolidated Statements of Cash Flows for the six months ended August 31, 2014 excludes (i) the impact of changes in foreign currency exchange rates used to translate deferred revenue balances from our foreign subsidiaries’ functional currency into U.S. dollars and (ii) deferred revenue acquired as parts of business combinations.

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

For the four-fiscal-quarter period ended August 31, 2014 our rolling average billings proxy increased $76.4 million, or 19.6%, to $465.3 million from $388.9 million for the four-fiscal-quarter period ended August 31, 2013. For information regarding seasonality, see Part II, Item 7 under “Overview” of our Annual Report on Form 10-K for the fiscal year ended February 28, 2014.

Subscription revenue

Our enterprise technologies are sold primarily under subscription agreements. These agreements typically have a one- or three-year subscription period. A subscription generally entitles a customer to, among other things, a specified level of support, as well as new versions of the software, security updates, fixes, functionality enhancements and upgrades to the technology, if and when available, and compatibility with an ecosystem of certified hardware and software applications. Subscription revenue increased sequentially for the first and second quarters of fiscal 2015 and for each quarter of fiscal 2014 and fiscal 2013 and is being driven primarily by the increased use of our offerings by the enterprise and our expansion of sales channels and geographic footprint during these periods.

Revenue by geography

For the three months ended August 31, 2014, approximately $198.3 million, or 44.5%, of our revenue was generated outside the United States compared to approximately $166.0 million, or 44.3%, for the three months ended August 31, 2013. Our international operations are expected to grow as our international sales force and channels become more mature and as we enter new locations or expand our presence in existing locations. As of August 31, 2014, we had offices in more than 80 locations throughout the world.

We operate our business in three geographic regions: the Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Australia, China, India, Japan, Singapore and South Korea). Revenue generated by the Americas, EMEA and Asia Pacific for the three months ended August 31, 2014 and the three months ended August 31, 2013 was as follows (in thousands):

	Americas	EMEA	Asia Pacific	Consolidated
Three Months Ended August 31, 2014	$282,138	$103,496	$60,265	$445,899
Three Months Ended August 31, 2013	$237,647	$86,239	$50,537	$374,423

Year-over-year revenue growth rates in U.S. dollars for our three geographical regions were as follows for the three months ended August 31, 2014 and three months ended August 31, 2013:

	Americas	EMEA	Asia Pacific	Consolidated
Three Months Ended August 31, 2014	18.7%	20.0%	19.2%	19.1%
Three Months Ended August 31, 2013	13.6%	29.0%	8.4%	16.1%

Excluding the impact of foreign currency exchange rates, Americas, EMEA and Asia Pacific revenue grew 19.5%, 17.4% and 19.9%, respectively, for the three months ended August 31, 2014 as compared to the three months ended August 31, 2013.

As we expand further within each region, we anticipate revenue growth rates in local currencies to be similar among our geographic regions due to the similarity of products and services offered and the similarity in customer types or classes.

Gross profit

Gross profit margin decreased to 84.9% for the three months ended August 31, 2014 from 85.2% for the three months ended August 31, 2013 primarily due to increased staffing cost to support our emerging cloud offerings, such as OpenStack and OpenShift.

Gross profit margin by geography

Gross profit margins by our geographic regions for the three months ended August 31, 2014 and August 31, 2013 were as follows:

	Americas	EMEA	Asia Pacific	Consolidated (1)
Three Months Ended August 31, 2014	85.1%	88.1%	84.3%	84.9%
Three Months Ended August 31, 2013	85.1%	89.7%	83.7%	85.2%

(1)	Consolidated gross margin includes corporate (non-allocated) share-based compensation expense for the three months ended August 31, 2014 and August 31, 2013 of $3.4 million and $3.1 million, respectively. For additional information see NOTE 8—Share-based Awards to our Consolidated Financial Statements.

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

Income from operations

Operating income was 14.4% and 14.8% of total revenue for the three months ended August 31, 2014 and August 31, 2013, respectively. The decrease in operating income as a percentage of revenue was primarily due to continued investment in new and emerging cloud management technologies and incremental transaction costs related to business combinations. These investments are described further in our analysis of results of operations below.

Income from operations by geography

Operating income as a percentage of revenue generated by our geographic regions for the three months ended August 31, 2014 and the three months ended August 31, 2013 was as follows:

	Americas	EMEA	Asia Pacific	Consolidated (1)
Three Months Ended August 31, 2014	21.3%	25.2%	24.4%	14.4%
Three Months Ended August 31, 2013	19.8%	29.0%	26.5%	14.8%

(1)	Consolidated operating income as a percentage of revenue includes corporate (non-allocated) share-based compensation expense for the three months ended August 31, 2014 and August 31, 2013 of $36.6 million and $29.9 million, respectively. For additional information, see NOTE 11—Segment Reporting to our Consolidated Financial Statements.

Operating margin for EMEA and Asia Pacific decreased for the three months ended August 31, 2014 as compared to the three months ended August 31, 2013 primarily as a result of increased investments in research and development to support new technologies such as cloud management.

These geographic operating margins exclude the impact of share-based compensation expense, which was not allocated to our geographic segments.

Cash, cash equivalents, available-for-sale investments in debt securities and cash flow from operations

Cash, cash equivalents and short-term and long-term available-for-sale investments in debt securities balances at August 31, 2014 totaled $1.32 billion. Cash generated from operating activities for the three months ended August 31, 2014 totaled $107.7 million which represents a decrease of 9.4% in operating cash flow as compared to the three months ended August 31, 2013. This decrease is due to the timing of billing and collections and the timing of accounts payable settlements during the same periods.

Our significant cash and investment balances give us a measure of flexibility to take advantage of opportunities such as acquisitions, increasing investment in international areas and repurchasing our common stock.

Foreign currency exchange rates’ impact on results of operations

Approximately 44.5% of our revenue for the three months ended August 31, 2014 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component of net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions results in increased revenue and operating expenses from operations for our non-U.S. operations. Similarly, our revenue and operating expenses will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Three Months Ended August 31, 2014

Using the average foreign currency exchange rates from the second quarter of our prior fiscal year ended February 28, 2014, our revenue and operating expenses from non-U.S. operations for the three months ended August 31, 2014 would have been lower than we reported by approximately $0.1 million and higher than we reported by approximately $0.5 million, respectively, which would have resulted in income from operations being lower by $0.6 million.

Six Months Ended August 31, 2014

Using the average foreign currency exchange rates for the six months ended August 31, 2013, our revenue and operating expenses from non-U.S. operations for the six months ended August 31, 2014 would have been lower and higher than we reported by approximately $0.7 million and $1.7 million, respectively, which would have resulted in income from operations being lower by $2.4 million.

Business combinations

eNovance

On June 24, 2014, we completed our acquisition of all of the shares of eNovance, a provider of open source cloud computing services. The acquisition is intended to assist in advancing our market position in OpenStack, and the addition of eNovance’s systems integration capabilities and engineering talent is expected to help meet growing demand for enterprise OpenStack consulting, design and deployment. We incurred approximately $0.9 million in transaction costs including legal and accounting fees relating to the acquisition. These transaction costs have been expensed as incurred and included in general and administrative expense on our Consolidated Statement of Operations for the three and six months ended August 31, 2014.

Inktank

On April 30, 2014, we completed our acquisition of all of the shares of Inktank, a provider of scale-out, open source storage systems, whose flagship technology, Inktank Ceph Enterprise, delivers object and block storage software to enterprises deploying public or private clouds. The acquisition is intended to complement our existing GlusterFS-based storage offering. We incurred approximately $2.0 million in acquisition-related expenses, including legal and accounting fees. These costs have been expensed as incurred and are included in general and administrative expense on our Consolidated Statement of Operations for the six months ended August 31, 2014.

As a result of the acquisitions of Inktank and eNovance, operating expenses, other than acquisition-related expenses described above, increased by approximately $7.5 million and $9.3 million, respectively, for the three months and six months ended August 31, 2014 as compared to the three months and six months ended August 31, 2013. For further discussion, see NOTE 14—Business Combinations to our Consolidated Financial Statements.

On September 18, 2014, we announced the signing of a definitive agreement to acquire all of the shares of FeedHenry for approximately 63.5 million Euros. FeedHenry is a provider of cloud-based enterprise mobile application platforms. The acquisition is intended to expand our portfolio of application development, integration and platform-as-a-service (PaaS) solutions, enabling us to support mobile application development in public and private environments. The acquisition is expected to close in the third quarter of fiscal 2015.

RESULTS OF OPERATIONS

Three months ended August 31, 2014 and August 31, 2013

The following table is a summary of our results of operations for the three months ended August 31, 2014 and August 31, 2013 (in thousands):

	Three Months Ended (Unaudited)
	August 31, 2014	August 31, 2013	$ Change	% Change
Revenue:
Subscriptions	$389,495	$326,692	$62,803	19.2%
Training and services	56,404	47,731	8,673	18.2

Total subscription and training and services revenue	445,899	374,423	71,476	19.1

Cost of subscription and training and services revenue:
Cost of subscriptions	27,791	23,518	4,273	18.2
As a % of subscription revenue	7.1%	7.2%
Cost of training and services	39,383	32,062	7,321	22.8
As a % of training and services revenue	69.8%	67.2%

Total cost of subscription and training and services revenue	67,174	55,580	11,594	20.9
As a % of total revenue	15.1%	14.8%

Total gross profit	378,725	318,843	59,882	18.8

Operating expense:
Sales and marketing	174,520	144,596	29,924	20.7
Research and development	95,265	78,299	16,966	21.7
General and administrative	44,713	38,203	6,510	17.0
Facility exit costs	—	2,171	(2,171)	(100.0)

Total operating expense	314,498	263,269	51,229	19.5

Income from operations	64,227	55,574	8,653	15.6
Interest income	2,010	1,527	483	31.6
Other income (expense), net	(289)	1,196	(1,485)	(124.2)

Income before provision for income taxes	65,948	58,297	7,651	13.1
Provision for income taxes	19,125	17,489	1,636	9.4

Net income	$46,823	$40,808	$6,015	14.7%

Gross profit margin-subscriptions	92.9%	92.8%
Gross profit margin-training and services	30.2%	32.8%
Gross profit margin	84.9%	85.2%
As a % of total revenue:
Subscription revenue	87.4%	87.3%
Training and services revenue	12.6%	12.7%
Sales and marketing expense	39.1%	38.6%
Research and development expense	21.4%	20.9%
General and administrative expense	10.0%	10.2%
Facility exit costs	—%	0.6%
Total operating expenses	70.5%	70.3%
Income from operations	14.4%	14.8%
Income before provision for income taxes	14.8%	15.6%
Net income	10.5%	10.9%
Estimated annual effective income tax rate	29.0%	30.0%

Revenue

Subscription revenue

Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat enterprise offerings, increased by 19.2%, or $62.8 million, to $389.5 million for the three months ended August 31, 2014 from $326.7 million for the three months ended August 31, 2013.

Revenue derived from the sale of subscriptions supporting our Infrastructure-related offerings increased by 15.7%, or $45.1 million, to $332.0 million for the three months ended August 31, 2014 from $286.9 million for the three months ended August 31, 2013 and is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion and the continued migration of enterprises to our open source Linux platform from proprietary operating systems.

Revenue derived from the sale of subscriptions supporting our Application Development-related and other emerging technology offerings increased by 44.5%, or $17.7 million, to $57.5 million for the three months ended August 31, 2014 from $39.8 million for the three months ended August 31, 2013. The increase is primarily due to additional subscriptions for Red Hat JBoss Middleware offerings. We expect the growth rate of revenue derived from our Application Development-related and other emerging technology offerings to exceed the growth rate of revenue derived from our Infrastructure-related offerings as our Application Development-related and other emerging technology offerings continue to gain broader market acceptance in the enterprise IT environment.

Training and services revenue

Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees received from customers for consulting services regarding our offerings, deployment of Red Hat enterprise technologies and for delivery of added functionality to Red Hat enterprise technologies for our major customers and OEM partners. Total training and services revenue increased by 18.2%, or $8.7 million, to $56.4 million for the three months ended August 31, 2014 from $47.7 million for the three months ended August 31, 2013. The increase is primarily due to services revenue which increased by 19.3%, or $6.8 million, as a result of an increase in consulting engagements driven by increased demand for our open source solutions. Training revenue increased by 15.1%, or $1.9 million, due to increased training related to the introduction of RHEL 7 and for OpenStack. Combined training and services revenue decreased slightly as a percentage of total revenue to 12.6% for the three months ended August 31, 2014 from 12.7% for the three months ended August 31, 2013.

Cost of revenue

Cost of subscription revenue

The cost of subscription revenue primarily consists of expenses we incur to support, distribute and package Red Hat enterprise offerings. These costs include labor-related cost to provide technical support, security updates and fixes, as well as costs for fulfillment, physical media, literature, packaging and shipping. Cost of subscription revenue increased by 18.2%, or $4.3 million, to $27.8 million for the three months ended August 31, 2014 from $23.5 million for the three months ended August 31, 2013. The increase is primarily due to the expansion of our technical staff in order to meet the demands of our growing subscriber base for support, security updates and fixes, and includes additional compensation of $3.4 million. The remaining increase is driven primarily by incremental facilities costs and amortization expense related to technology acquisitions. Gross profit margin on subscriptions increased slightly to 92.9% for the three months ended August 31, 2014 from 92.8% for the three months ended August 31, 2013. As the number of open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will occur at a rate slower than that of subscription revenue growth due to economies of scale.

Cost of training and services revenue

Cost of training and services revenue is mainly comprised of personnel and third-party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to various types of customers. Cost of training and services revenue increased by 22.8%, or $7.3 million, to $39.4 million for the three months ended August 31, 2014 from $32.1 million for the three months ended August 31, 2013. Costs to deliver our services revenue increased by 26.1%, or $6.6 million, and relate to additional employee compensation and travel associated with additions to our emerging technologies staff. Total costs to deliver training and services as a percentage of training and services revenue was 69.8% and 67.2% for each of the three month periods ended August 31, 2014 and August 31, 2013, respectively.

Gross profit

Gross profit margin decreased to 84.9% for the three months ended August 31, 2014 from 85.2% for the three months ended August 31, 2013 due to an increase in staffing costs to support our emerging cloud offerings, such as OpenStack and OpenShift.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 20.7%, or $29.9 million, to $174.5 million for the three months ended August 31, 2014 from $144.6 million for the three months ended August 31, 2013. This increase was primarily due to a $28.1 million increase in selling costs, which includes $23.8 million of additional employee compensation expense attributable to the expansion of our sales force from the prior year and $1.1 million related to travel. The remaining increase relates to marketing costs, which grew 4.9%, or $1.8 million, for the three months ended August 31, 2014 as compared to the three months ended August 31, 2013. As a result of expanded sales staffing, sales and marketing expense increased as a percentage of revenue to 39.1% for the three months ended August 31, 2014 from 38.6% for the three months ended August 31, 2013.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased by 21.7%, or $17.0 million, to $95.3 million for the three months ended August 31, 2014 from $78.3 million for the three months ended August 31, 2013. The increase in research and development costs primarily resulted from the expansion of our engineering group as a result of both direct hires and business combinations as we continue investing in cloud management and our other emerging technologies. Employee compensation increased by $13.2 million. The remaining increase in research and development costs relates primarily to process and technology infrastructure enhancements, which increased $1.7 million. Research and development expense was 21.4% and 20.9% of total revenue for the three months ended August 31, 2014 and August 31, 2013, respectively.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including information systems, finance, accounting, legal, human resources and facilities expense. General and administrative expense increased by 17.0%, or $6.5 million, to $44.7 million for the three months ended August 31, 2014 from $38.2 million for the three months ended August 31, 2013. The increase in general and administrative expenses results from increased compensation-related expense of $3.9 million. The remaining increase includes $0.9 million of transaction costs related to business combinations. General and administrative expense decreased as a percentage of revenue to 10.0% for the three months ended August 31, 2014 from 10.2% for the three months ended August 31, 2013. We expect general and administrative costs to decrease as a percentage of total revenue as we continue to realize and leverage benefits from investments made during the prior fiscal year in process and technology infrastructure enhancements to support our corporate functions.

Interest income

Interest income increased by 31.6%, or $0.5 million, for the three months ended August 31, 2014 as compared to the three months ended August 31, 2013. The increase in interest income for the three months ended August 31, 2014 is attributable to slightly higher prevailing yields earned on larger cash and investment balances.

Other income (expense), net

Other income (expense), net decreased by 124.2%, or $1.5 million, for the three months ended August 31, 2014 as compared to the three months ended August 31, 2013. The decrease is primarily due to both realized net losses recognized from the settlement of foreign currency transactions and the unrealized net losses recognized from the remeasurement of foreign currency transactions not yet settled during the three months ended August 31, 2014.

Income taxes

During the three months ended August 31, 2014, we recorded $19.1 million of income tax expense, which is based on an estimated annual effective tax rate of 29%. Our estimated annual effective tax rate of 29% is less than the U.S. federal statutory rate of 35% primarily due to foreign income taxed at lower rates.

During the three months ended August 31, 2013, we recorded $17.5 million of income tax expense, which was based on a then estimated annual effective tax rate of 30%. Our estimated annual effective tax rate of 30% was less than the U.S. federal statutory rate of 35% primarily due to foreign income taxed at lower rates and research tax credits.

Six months ended August 31, 2014 and August 31, 2013

The following table is a summary of our results of operations for the six months ended August 31, 2014 and August 31, 2013 (in thousands):

	Six Months Ended (Unaudited)
	August 31, 2014	August 31, 2013	$ Change	% Change
Revenue:
Subscriptions	$761,462	$642,509	$118,953	18.5%
Training and services	108,191	95,173	13,018	13.7

Total subscription and training and services revenue	869,653	737,682	131,971	17.9

Cost of subscription and training and services revenue:
Cost of subscriptions	55,551	46,893	8,658	18.5
As a % of subscription revenue	7.3%	7.3%
Cost of training and services	76,066	64,744	11,322	17.5
As a % of training and services revenue	70.3%	68.0%

Total cost of subscription and training and services revenue	131,617	111,637	19,980	17.9
As a % of total revenue	15.1%	15.1%

Total gross profit	738,036	626,045	111,991	17.9

Operating expense:
Sales and marketing	351,358	287,040	64,318	22.4
Research and development	185,204	152,100	33,104	21.8
General and administrative	86,284	72,537	13,747	19.0
Facility exit costs	—	2,171	(2,171)	(100.0)

Total operating expense	622,846	513,848	108,998	21.2

Income from operations	115,190	112,197	2,993	2.7
Interest income	3,852	3,029	823	27.2
Other income, net	68	772	(704)	(91.2)

Income before provision for income taxes	119,110	115,998	3,112	2.7
Provision for income taxes	34,542	34,799	(257)	(0.7)

Net income	$84,568	$81,199	$3,369	4.1%

Gross profit margin-subscriptions	92.7%	92.7%
Gross profit margin-training and services	29.7%	32.0%
Gross profit margin	84.9%	84.9%
As a % of total revenue:
Subscription revenue	87.6%	87.1%
Training and services revenue	12.4%	12.9%
Sales and marketing expense	40.4%	38.9%
Research and development expense	21.3%	20.6%
General and administrative expense	9.9%	9.8%
Facility exit costs	—%	0.3%
Total operating expenses	71.6%	69.7%
Income from operations	13.2%	15.2%
Income before provision for income taxes	13.7%	15.7%
Net income	9.7%	11.0%
Estimated annual effective income tax rate	29.0%	30.0%

Revenue

Subscription revenue

Subscription revenue increased by 18.5%, or $119.0 million, to $761.5 million for the six months ended August 31, 2014 from $642.5 million for the six months ended August 31, 2013.

Revenue derived from the sale of subscriptions supporting our Infrastructure-related offerings increased by 15.0%, or $84.9 million, to $651.0 million for the six months ended August 31, 2014 from $566.1 million for the six months ended August 31, 2013 and is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion and the continued migration of enterprises to our open source Linux platform from proprietary operating systems.

Revenue derived from the sale of subscriptions supporting our Application Development-related and other emerging technology offerings increased by 44.6%, or $34.1 million, to $110.4 million for the six months ended August 31, 2014 from $76.4 million for the six months ended August 31, 2013. The increase is primarily due to additional subscriptions for Red Hat JBoss Middleware offerings.

Training and services revenue

Total training and services revenue increased by 13.7%, or $13.0 million, to $108.2 million for the six months ended August 31, 2014 from $95.2 million for the six months ended August 31, 2013. The increase is primarily due to services revenue which increased by 16.5%, or $11.4 million, as a result of an increase in consulting engagements driven by increased demand for our open source solutions. Combined training and services revenue decreased as a percentage of total revenue to 12.4% for the six months ended August 31, 2014 from 12.9% for the six months ended August 31, 2013.

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue increased by 18.5%, or $8.7 million, to $55.6 million for the six months ended August 31, 2014 from $46.9 million for the six months ended August 31, 2013. The increase is primarily due to the expansion of our technical staff in order to meet the demands of our growing subscriber base for support, security updates and fixes, and includes additional compensation of $6.7 million. The remaining increase is driven primarily by incremental facilities costs and amortization expense related to technology acquisitions. Gross profit margin on subscriptions was 92.7% for each of the six months ended August 31, 2014 and August 31, 2013. As the number of open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will occur at a rate slower than that of subscription revenue growth due to economies of scale.

Cost of training and services revenue

Cost of training and services revenue increased by 17.5%, or $11.3 million, to $76.1 million for the six months ended August 31, 2014 from $64.7 million for the six months ended August 31, 2013. Costs to deliver our services revenue increased by 20.9%, or $10.6 million, and relate to additional employee compensation and travel associated with additions to our emerging technologies staff. Total costs to deliver training and services as a percentage of training and services revenue was 70.3% and 68.0% for each of the six month periods ended August 31, 2014 and August 31, 2013, respectively.

Gross profit

Gross profit margin was 84.9% for each of the six months ended August 31, 2014 and August 31, 2013 . A favorable mix shift, which increased subscription sales relative to total sales was offset by an increase in staffing costs to support our emerging cloud offerings, such as OpenStack and OpenShift.

Operating expenses

Sales and marketing

Sales and marketing expense increased by 22.4%, or $64.3 million, to $351.4 million for the six months ended August 31, 2014 from $287.0 million for the six months ended August 31, 2013. This increase was primarily due to a $51.9 million increase in selling costs, which includes $41.0 million of additional employee compensation expense attributable to the expansion of our sales force from the prior year and $3.9 million related to travel. The remaining increase relates to marketing costs, which grew 17.6%, or $12.4 million, for the six months ended August 31, 2014 as compared to the six months ended August 31, 2013. As a result of expanded sales staffing, sales and marketing expense increased as a percentage of revenue to 40.4% for the six months ended August 31, 2014 from 38.9% for the six months ended August 31, 2013.

Research and development

Research and development expense increased by 21.8%, or $33.1 million, to $185.2 million for the six months ended August 31, 2014 from $152.1 million for the six months ended August 31, 2013. The increase in research and development costs primarily resulted from the expansion of our engineering group as a result of both direct hires and business combinations as we continue investing in cloud management and our other emerging technologies. Employee compensation increased by $24.9 million. The remaining increase in research and development costs relates primarily to process and technology infrastructure enhancements, which increased $4.4 million. Research and development expense was 21.3% and 20.6% of total revenue for the six months ended August 31, 2014 and August 31, 2013, respectively.

General and administrative

General and administrative expense increased by 19.0%, or $13.7 million, to $86.3 million for the six months ended August 31, 2014 from $72.5 million for the six months ended August 31, 2013. The increase in general and administrative expenses results from increased compensation-related expense of $5.2 million. The remaining increase includes $2.9 million of transaction costs related to business combinations and $4.2 million related to increased facilities costs. Primarily as a result of the incremental costs related to facilities and business combinations, general and administrative expense increased as a percentage of revenue to 9.9% for the six months ended August 31, 2014 from 9.8% for the six months ended August 31, 2013. We expect general and administrative costs to decrease as a percentage of total revenue as we continue to realize and leverage benefits from investments made during the prior fiscal year in process and technology infrastructure enhancements to support our corporate functions.

Interest income

Interest income increased by 27.2%, or $0.8 million, for the six months ended August 31, 2014 as compared to the six months ended August 31, 2013. The increase in interest income for the six months ended August 31, 2014 is attributable to slightly higher yields earned on larger cash and investment balances.

Other income

Other income decreased by 91.2%, or $0.7 million, for the six months ended August 31, 2014 as compared to the six months ended August 31, 2013. The decrease is primarily due to both realized net losses recognized from the settlement of foreign currency transactions and unrealized net losses recognized from the remeasurement of foreign currency transactions not yet settled during the six months ended August 31, 2014.

Income taxes

During the six months ended August 31, 2014, we recorded $34.5 million of income tax expense, which is based on an estimated annual effective tax rate of 29%. Our estimated annual effective tax rate of 29% is less than the U.S. federal statutory rate of 35% primarily due to foreign income taxed at lower rates.

During the six months ended August 31, 2013, we recorded $34.8 million of income tax expense, which was based on a then estimated annual effective tax rate of 30%. Our estimated annual effective tax rate of 30% was less than the U.S. federal statutory rate of 35% primarily due to foreign income taxed at lower rates and research tax credits.

LIQUIDITY AND CAPITAL RESOURCES

We derive our liquidity and operating capital primarily from cash flows from operations. Historically, we also received cash from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and follow-on public offerings, and the issuance of convertible debentures. At August 31, 2014, we had total cash and investments of $1.32 billion, which was comprised of $585.4 million in cash and cash equivalents, $217.6 million of short-term, available- for-sale, fixed-income investments and $513.9 million of long-term, available-for-sale fixed-income investments. This compares to total cash and investments of $1.49 billion at February 28, 2014.

With $585.4 million in cash and cash equivalents on hand, we believe our cash and cash equivalent balances, together with our ability to generate additional cash from operations, should be sufficient to satisfy our cash requirements for the next twelve months and for the foreseeable future. However, we may take advantage of favorable capital market conditions that may arise from time to time to raise additional capital. We presently do not intend to liquidate our short- and long-term investments in debt securities prior to their scheduled maturity dates. However, in the event that we liquidate these investments prior to their scheduled maturities and there are adverse changes in market interest rates or the overall economic environment, we could be required to recognize a realized loss on those investments when we liquidate those investments. At August 31, 2014 and February 28, 2014, net accumulated unrealized gains on our available-for-sale debt securities totaled $0.5 million.

Six months ended August 31, 2014

Cash flows—overview

At August 31, 2014, cash and cash equivalents totaled $585.4 million, a decrease of $61.4 million as compared to February 28, 2014. The decrease in cash and cash equivalents for the six months ended August 31, 2014 is primarily the result of the acquisitions of Inktank and eNovance, which included net cash consideration of $217.8 million, and the repurchase of 3,043,202 shares of our common stock for $160.1 million. Partially offsetting cash used in investing and financing activities was cash provided by operations which generated $272.4 million for the six months ended August 31, 2014. Net cash generated by operating activities and used for investing and financing activities is further described below.

Cash flows from operations

Cash provided by operations of $272.4 million during the six months ended August 31, 2014 includes net income of $84.6 million, adjustments to exclude the impact of non-cash revenues and expenses, which totaled a $111.9 million net source of cash, and changes in operating assets and liabilities, which totaled a $76.0 million net source of cash. Cash provided by changes in operating assets and liabilities for the six months ended August 31, 2014 was primarily the result of collections on our prior quarters’ billings which generated operating cash flow of $78.2 million. These collections were partially offset by a reduction in deferred revenue of $26.0 million for the six months ended August 31, 2014 which corresponds to our typical, seasonal first and second quarter reduction in billings.

Cash flows from investing

Cash used in investing activities of $149.6 million for the six months ended August 31, 2014 includes net cash of $217.8 million used to acquire Inktank and eNovance and investments in property and equipment of

$22.9 million, primarily related to leasehold improvements. These business, property and equipment acquisitions were partially offset by proceeds from net maturities of available-for-sale debt securities of $90.4 million.

Cash flows from financing

Cash used in financing activities of $177.5 million for the six months ended August 31, 2014 includes $160.1 million used to repurchase 3,043,202 shares of our common stock. See NOTE 10—Share Repurchase Program to our Consolidated Financial Statements for further discussion of our share repurchase program. Payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to restricted share awards vesting during the six months ended August 31, 2014 totaled $17.6 million. Partially offsetting financing activities using cash were proceeds from excess tax benefits related to share-based employee compensation which totaled $1.4 million.

Investments in debt securities

Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. At August 31, 2014 and February 28, 2014, the vast majority of our investments were priced with the assistance of pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the securities’ market value, including broker quotes or model valuations. Independent price verifications of all of our holdings are performed by the pricing vendors, which we review. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

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

We have utilized, and will continue from time to time to utilize, cash and investments to fund, among other potential uses, purchases of our common stock, purchases of fixed assets, purchases of intangible assets (primarily patents) and mergers and acquisitions. Given our historically strong operating cash flow and the $1.32 billion of cash and investments held at August 31, 2014, we believe our cash and cash equivalent balances, together with our ability to generate additional cash from operations, should be sufficient to satisfy our cash requirements for the next twelve months and for the foreseeable future. However, we may take advantage of favorable capital market conditions that may arise from time to time to raise additional capital.

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

As of August 31, 2014, our cash, cash equivalents and available-for-sale investment securities totaled $1.32 billion, of which $739.2 million was held outside the U.S. Our intent is to reinvest the earnings of foreign subsidiaries indefinitely outside the U.S. to fund both organic growth and acquisitions. For further discussion related to geographic segments, see NOTE 11—Segment Reporting to our Consolidated Financial Statements.

With $577.8 million or 43.9% of our available cash, cash equivalents and available-for-sale investments, as of August 31, 2014, held within the U.S., we do not anticipate a need to repatriate any foreign earnings for the foreseeable future. However, if cash held outside the U.S. were needed to fund our U.S. operations, under current tax law we would be subject to additional taxes on the portion related to repatriated earnings of our foreign subsidiaries. As of February 28, 2014, cumulative undistributed foreign earnings totaled $296.4 million. For further discussion, see NOTE 11—Income Taxes to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended February 28, 2014.

Off-balance sheet arrangements

As of August 31, 2014 and February 28, 2014, we have no off-balance sheet financing arrangements and do not utilize any “structured debt”, “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency exchange rate fluctuations and changes in the market value of our investments.

Interest rate risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of short-term and long-term investments in a variety of available-for-sale fixed and floating rate debt securities, including both government and corporate obligations and money market funds. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income related to these securities may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or perceived credit risk related to the securities’ issuers. A hypothetical one-half percentage point change in interest rates, assuming a parallel shift of all interest rates, would result in an approximate $0.5 million change in annual interest income derived from investments in our portfolio as of August 31, 2014. For further discussion related to our investments as of August 31, 2014 and February 28, 2014, see NOTE 6—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.

Investment risk

The fair market value of our available-for-sale investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $12.1 million decrease in the fair value of our available-for-sale investment securities as of August 31, 2014. For further discussion related to our investments as of August 31, 2014 and February 28, 2014, see NOTE 6—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.

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

Accounts receivable

Two customers individually accounted for approximately 12% and 10%, respectively, of our total accounts receivable as of August 31, 2014. No individual customer accounted for 10% or more of our total accounts receivable as of February 28, 2014.

Foreign currency risk

Approximately 44.5% of our revenue for the three months ended August 31, 2014 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component of net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency statements results in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decreases if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from the second quarter of our prior fiscal year ended February 28, 2014, our revenue and operating expenses from non-U.S. operations for the three months ended August 31, 2014 would have been lower and higher than we reported by approximately $0.1 million and $0.5 million, respectively, which would have resulted in income from operations being lower by $0.6 million.

Using the average foreign currency exchange rates for the six months ended August 31, 2013, our revenue and operating expenses from non-U.S. operations for the six months ended August 31, 2014 would have been lower and higher than we reported by approximately $0.7 million and $1.7 million, respectively, which would have resulted in income from operations being lower by $2.4 million.

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

The aggregate notional amount of outstanding forward contracts at August 31, 2014 was $22.2 million. The fair value of these outstanding contracts at August 31, 2014 was a gross less than $0.1 million asset and a gross $0.1 million liability, and is recorded in Other current assets and Accounts payable and accrued expenses, respectively, on our Consolidated Balance Sheets. The forward contracts generally expire within three months of the period ended August 31, 2014. The forward contracts will settle in Australian dollars, Euros, Japanese yen, Norwegian krona, Singapore dollars, Swedish krona, Swiss francs and U.S. dollars.

The aggregate notional amount of outstanding forward contracts at February 28, 2014 was $28.3 million. The fair value of these outstanding contracts at February 28, 2014 was a gross $0.1 million asset and a gross less than $0.1 million liability, and is recorded in Other current assets and Accounts payable and accrued expenses, respectively, on our Consolidated Balance Sheets. The forward contracts generally expired within three months of the period ended February 28, 2014. The forward contracts settled in Argentine pesos, Australian dollars, Chilean pesos, Czech koruna, Danish krone, Euros, Israeli shekels, Japanese yen, Korean won, Norwegian krona, Singapore dollars, Swedish krona, Swiss francs, and U.S. dollars.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the FASB issued Accounting Standards Update 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The FASB issued ASU 2014-12 to provide explicit guidance for share-based awards which allow for an employee to vest in an award upon achievement of a performance condition met after completion of a requisite service period regardless of whether the employee is rendering service on the date the performance target is achieved. ASU 2014-12 provides that the performance target should not be reflected in estimating the grant-date fair value of the award but rather compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and recognized prospectively over the remaining requisite service period. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and is effective for us as of the first quarter of fiscal year 2017. We have not issued such share-based awards and do not believe that this updated standard will have a material impact on our consolidated financial statements.

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

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), to eliminate diversity in practice of presenting unrecognized tax benefits as a liability or presenting unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward in certain circumstances by requiring that an unrecognized tax benefit be presented in the financial statements as a reduction to deferred tax assets excluding certain exceptions. ASU 2013-11 became effective for us during the three months ended May 31, 2014. The updated standard did not have a material impact on our consolidated financial statements.

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

Our business involves the production and distribution of enterprise software technologies, as well as hosting applications. As part of our business, we (or third parties with whom we contract) receive, store and process our data, as well as our customers’ and partners’ data. While we take security and testing measures relating to our offerings and operations, those measures may not prevent security breaches and data loss that could harm our business or the businesses of our customers and partners. Advances in computer capabilities, new discoveries in the field of cryptography, inadequate technology or facility security measures or other factors may result in data loss or a compromise or breach of our systems and the data we receive, store and process (or systems and the data received, stored and processed by third parties with whom we contract). These security measures may be breached or data lost as a result of actions by third parties or employee error or malfeasance. A party who is able to circumvent security measures or exploit inadequacies in security measures, could, among other things, misappropriate proprietary information (including information about our employees, customers and partners, our customers’ information, financial data and data that others could use to compete against us), cause the loss or disclosure of some or all of this information, cause interruptions in our or our customers’ operations, cause delays in development efforts or expose customers (and their customers) to computer viruses or other disruptions or vulnerabilities. A compromise to these systems could remain undetected for an extended period of time, exacerbating the impact of that compromise. These risks may increase as we continue to grow our cloud and services offerings and as we receive, store and process more of our customers’ data. Actual or perceived vulnerabilities may lead to regulatory investigations, claims against us by customers, partners or other third parties, or costs, such as those related to providing customer notifications and fraud monitoring. While our customer agreements typically contain provisions that seek to limit our liability, there is no assurance these provisions will be enforceable and effective under applicable law. In addition, the cost and operational consequences of implementing further data protection measures could be significant. Any loss of data or compromise of our systems or the data we receive, store or process (or systems and the data received, stored and processed by third parties with whom we contract) could result in a loss of confidence in the security of our offerings, damage our reputation, lead to legal liability and adversely affect our business, financial condition, operating results and cash flows.

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

We regularly commit to our subscription customers that if portions of our offerings are found to infringe any third-party intellectual property rights we will, at our expense and option: (i) obtain the right for the customer to continue to use the technology consistent with their subscription agreement with us; (ii) modify the technology so that it is non-infringing; or (iii) replace the infringing component with a non-infringing component, and indemnify them against specified infringement claims. Although we cannot predict whether we will need to satisfy these commitments and we often have limitations on these commitments, satisfying the commitments could be costly, be time consuming, divert the attention of technical and management personnel, and adversely affect our business, financial condition, operating results and cash flows. In addition, our insurance policies would likely not adequately cover our exposure to this type of claim. Finally, because we have agreed to indemnify our subscription customers against specified infringement claims arising from the use of our offerings, we could become involved in litigation brought against such customers if our services and technology are allegedly impacted.

We are vulnerable to claims that our technologies infringe third-party intellectual property rights and an unfavorable legal decision affecting our intellectual property could adversely affect our business.

We are vulnerable to claims that our technologies infringe third-party intellectual property rights, including patents, copyrights, trademarks and trade secrets, because our technologies are comprised of software components, many of which are developed by numerous independent parties. We are also unlikely to be able to assess adequately the relevance of patents to our technologies, and may be unable to take appropriate responsive action, in a timely or economic manner because, among other reasons, the scope of software patent protection is often not well defined or readily determinable, patent applications in the U.S. are not publicly disclosed at the time of filing, and the number of software patents that are issued each year is significant and growing. Our exposure to risks associated with the use of intellectual property may increase as a result of acquisitions. In addition, third parties may make infringement and similar or related claims after we have acquired technology that had not been asserted prior to our acquisition of such technology.

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

Our “Patent Promise” on software patents limits our ability to enforce our patent rights in certain circumstances.

As part of our commitment to the open source community, we provide our Patent Promise on software patents. Under our Patent Promise, we agree, subject to certain limitations, not to enforce our patent rights against users of open source software covered by certain open source licenses, including the GNU General Public License version 2.0 and version 3.0, GNU Lesser General Public License version 2.1 and version 3.0, IBM Public License version 1.0, Common Public License version 1.0, Q Public License version 1.0, Open Software License version 3.0 and any other open source license granted by Red Hat. While we may be able to claim protection of our intellectual property under other rights, such as trade secrets or contractual rights, our Patent Promise effectively limits our ability to assert our patent rights against these third parties (even if we were to conclude that their use infringes our patents with competing offerings), unless any such third party asserts its patent rights against us. This limitation on our ability to assert our patent rights against others could harm our business and ability to compete.

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

It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data policies and practices. If so, in addition to the possibility of fines and penalties, a governmental order could require that we change our data policies and practices. Compliance with these regulations may involve significant costs or require changes in business practices that result in reduced revenue. Noncompliance could result in penalties being imposed on us or orders that we cease conducting the noncompliant activity.

Any failure or perceived failure by us to comply with our posted privacy policies or other federal, state or international privacy-related or data protection laws, government regulations or directives, or industry self-regulatory principles, or a requirement to change our data practices could have an adverse effect on our business, financial condition, operating results and cash flows.

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

Recent Sales of Unregistered Securities

On June 24, 2014, the Company acquired all outstanding equity interests of eNovance for $68.3 million. In addition to the cash consideration paid, the Company issued a total of 529,057 restricted shares of the Company’s common stock to certain shareholders. The issuance of these shares was effected in reliance upon an exemption from registration pursuant to Rule 506(b) of Regulation D under the Securities Exchange Act of 1933 as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of the common stock and no commissions were paid in connection with such transaction. For further discussion regarding the contractual restrictions related to these shares, see NOTE 14—Business Combinations to the Consolidated Financial Statements.

Issuer Purchases of Equity Securities

The table below sets forth information regarding the Company’s purchases of its common stock during its second fiscal quarter ended August 31, 2014:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
June 1, 2014—June 30, 2014	181,059	$55.25	181,059	$150.0 million
July 1, 2014—July 31, 2014	1,334,307	$55.35	1,264,447	$80.0 million
August 1, 2014—August 31, 2014	—	$—	—	$80.0 million

Total	1,515,366		1,445,506

(1)	During the three months ended August 31, 2014, the Company withheld an aggregate of 69,860 shares of its common stock from employees to satisfy minimum tax withholding obligations relating to the vesting of restricted share awards. These shares were not withheld pursuant to the program described in Note (2) below.
(2)	On April 15, 2013, the Company announced that its Board of Directors had authorized the repurchase of up to $300.0 million of Red Hat’s common stock from time to time on the open market or in privately negotiated transactions. The program commenced on April 16, 2013, and will expire on the earlier of (i) March 31, 2015, or (ii) a determination by the Board, Chief Executive Officer or Chief Financial Officer to discontinue the program.

ITEM 6.	EXHIBITS

(a) List of Exhibits

Exhibit No.	Exhibit

10.1+*	TSR Hurdle Performance Share Units Granted to Certain Named Executive Officers on August 6, 2014 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 12, 2014 (File No. 001-33162))

10.2*	Form of Performance Share Unit Agreement (TSR Hurdle Form) adopted August 6, 2014

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the registrant’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a management contract or compensatory plan, contract or arrangement.
+	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

Date: September 29, 2014	By:	/S/ JAMES M. WHITEHURST
James M. Whitehurst President and Chief Executive Officer (Duly Authorized Officer on Behalf of the Registrant)

RED HAT, INC.

Date: September 29, 2014	By:	/S/ CHARLES E. PETERS, JR.
Charles E. Peters, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

RED HAT, INC.

Date: September 29, 2014	By:	/S/ MARK E. COOK
Mark E. Cook Vice President Finance and Controller (Principal Accounting Officer)