Form 10-Q
period 2014-11-30
RED HAT INC
filed 2015-01-08
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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

As of January 2, 2015, there were 183,414,508 shares of common stock outstanding.

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

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands—except share and per share amounts)

	November 30, 2014 (Unaudited)	February 28, 2014 (1)
ASSETS
Current assets:
Cash and cash equivalents	$883,989	$646,742
Investments in debt securities, short-term	231,420	335,387
Accounts receivable, net of allowances for doubtful accounts of $2,336 and $1,986, respectively	354,870	360,594
Deferred tax assets, net	106,282	108,264
Prepaid expenses	126,827	118,387
Other current assets	1,629	1,808

Total current assets	$1,705,017	$1,571,182
Property and equipment, net of accumulated depreciation and amortization of $223,157 and $209,295, respectively	173,599	173,917
Goodwill	939,574	687,430
Identifiable intangibles, net	144,176	133,399
Investments in debt securities, long-term	531,112	505,300
Other assets, net	54,393	35,391

Total assets	$3,547,871	$3,106,619

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$229,272	$179,468
Deferred revenue	941,441	966,832
Other current obligations	1,908	1,786

Total current liabilities	$1,172,621	$1,148,086
Long-term deferred revenue	358,684	322,365
Convertible notes	710,844	—
Other long-term obligations	71,915	85,003
Commitments and contingencies (NOTES 12 and 13)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 232,883,474 and 230,915,589 shares issued, and 183,372,588 and 189,712,211 shares outstanding at November 30, 2014 and February 28, 2014, respectively	23	23
Additional paid-in capital	1,928,179	1,891,848
Retained earnings	852,673	720,172
Treasury stock at cost, 49,510,886 and 41,203,378 shares at November 30, 2014 and February 28, 2014, respectively	(1,515,288)	(1,056,419)
Accumulated other comprehensive loss	(31,780)	(4,459)

Total stockholders’ equity	$1,233,807	$1,551,165

Total liabilities and stockholders’ equity	$3,547,871	$3,106,619

(1)	Derived from audited financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands—except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013
Revenue:
Subscriptions	$394,699	$342,770	$1,156,161	$985,279
Training and services	61,196	53,766	169,387	148,939

Total subscription and training and services revenue	455,895	396,536	1,325,548	1,134,218

Cost of subscription and training and services revenue:
Cost of subscriptions	28,574	24,544	84,125	71,437
Cost of training and services	42,791	35,883	118,857	100,627

Total cost of subscription and training and services revenue	71,365	60,427	202,982	172,064

Gross profit	384,530	336,109	1,122,566	962,154

Operating expense:
Sales and marketing	187,218	153,528	538,576	440,568
Research and development	90,613	82,519	275,817	234,619
General and administrative	39,502	39,270	125,786	111,807
Facility exit costs	—	—	—	2,171

Total operating expense	317,333	275,317	940,179	789,165

Income from operations	67,197	60,792	182,387	172,989
Interest income	2,196	1,579	6,048	4,608
Interest expense	3,441	51	3,591	114
Other income (expense), net	1,559	(389)	1,777	446

Income before provision for income taxes	67,511	61,931	186,621	177,929
Provision for income taxes	19,578	9,906	54,120	44,705

Net income	$47,933	$52,025	$132,501	$133,224

Basic net income per common share	$0.26	$0.27	$0.71	$0.70

Diluted net income per common share	$0.26	$0.27	$0.70	$0.69

Weighted average shares outstanding
Basic	185,039	189,514	187,533	190,024
Diluted	187,674	191,365	190,081	192,049

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013
Net income	$47,933	$52,025	$132,501	$133,224
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(16,013)	5,248	(27,765)	3,199
Available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities during the period	399	2,213	567	(503)
Reclassification for (gain) loss realized on available-for-sale securities, reported in Other income (expense), net	(1)	(23)	(151)	(340)
Tax benefit (expense)	(140)	(759)	28	368

Net change in available-for-sale securities (net of tax)	258	1,431	444	(475)

Total other comprehensive income (loss)	(15,755)	6,679	(27,321)	2,724

Comprehensive income	$32,178	$58,704	$105,180	$135,948

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013
Cash flows from operating activities:
Net income	$47,933	$52,025	$132,501	$133,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,651	18,955	57,114	55,326
Amortization of debt discount and transaction costs	3,085	—	3,085	—
Share-based compensation expense	33,623	30,190	98,942	83,196
Deferred income taxes	(780)	(1,412)	3,125	9,608
Net amortization of bond premium on debt securities available for sale	2,407	2,301	6,965	6,637
Other	(175)	438	(527)	485
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(75,917)	(75,330)	2,314	(9,249)
Prepaid expenses	(5,922)	(1,109)	(13,502)	(3,503)
Accounts payable and accrued expenses	26,254	12,272	56,175	38,565
Deferred revenue	83,912	56,019	57,955	40,999
Other	(83)	805	1,264	610

Net cash provided by operating activities	132,988	95,154	405,411	355,898

Cash flows from investing activities:
Purchase of investment in debt securities available for sale	(141,928)	(101,636)	(461,069)	(448,712)
Proceeds from sales and maturities of investment in debt securities available for sale	93,578	118,084	503,110	597,851
Acquisition of businesses, net of cash acquired	(78,317)	—	(296,121)	—
Purchase of other intangible assets	(2,160)	(682)	(3,911)	(13,203)
Purchase of property and equipment	(12,201)	(13,327)	(35,085)	(61,833)
Other	482	(150)	2,917	(2,084)

Net cash provided by (used in) investing activities	(140,546)	2,289	(290,159)	72,019

Cash flows from financing activities:
Excess tax benefits from share-based payment arrangements	3,488	3,428	4,897	9,071
Proceeds from exercise of common stock options	465	223	1,154	1,311
Payments related to net settlement of share-based compensation awards	(21,754)	(18,307)	(39,314)	(33,122)
Purchase of treasury stock	(375,000)	(40,018)	(535,062)	(239,363)
Proceeds from issuance of convertible notes, net of issuance costs	790,394	—	790,394	—
Purchase of convertible note hedges	(148,040)	—	(148,040)	—
Proceeds from issuance of warrants	79,776	—	79,776	—
Payments on other borrowings	(402)	(362)	(2,392)	(979)

Net cash provided by (used in) financing activities	328,927	(55,036)	151,413	(263,082)

Effect of foreign currency exchange rates on cash and cash equivalents	(22,761)	2,910	(29,418)	(9,808)

Net increase in cash and cash equivalents	298,608	45,317	237,247	155,027
Cash and cash equivalents at beginning of the period	585,381	596,794	646,742	487,084

Cash and cash equivalents at end of the period	$883,989	$642,111	$883,989	$642,111

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

NOTE 2—Summary of Significant Accounting Policies

Basis of presentation

The unaudited interim consolidated financial statements as of and for the three months and nine months ended November 30, 2014 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement of the consolidated balance sheets, consolidated operating results, consolidated other comprehensive income and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months and nine months ended November 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2015. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting. For further information, see the Company’s Consolidated Financial Statements, including notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2014.

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

Recent accounting pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The FASB issued ASU 2014-12 to provide explicit guidance for share-based awards which allow for an employee to vest in an award upon achievement of a performance condition met after completion of a requisite service period regardless of whether the employee is rendering service on the date the performance target is achieved. ASU 2014-12 provides that the performance target should not be reflected in estimating the grant-date fair value of the award but rather compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and recognized prospectively over the remaining requisite service period. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and is effective for the Company as of the first quarter of the fiscal year ending February 28, 2017. The Company has not issued such share-based awards and does not believe that this updated standard will have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, which is effective for the Company as of the first quarter of the fiscal year ending February 28, 2018. The Company is currently evaluating the impact that the implementation of this standard will have on the Company’s consolidated financial statements.

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

NOTE 3—Changes in Equity

The following table summarizes the changes in the Company’s stockholders’ equity during the three months ended November 30, 2014 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at August 31, 2014	$23	$1,942,659	$804,740	$(1,216,741)	$(16,025)	$1,514,656
Net income	—	—	47,933	—	—	47,933
Other comprehensive income (loss), net of tax	—	—	—	—	(15,755)	(15,755)
Exercise of common stock options	—	465	—	—	—	465
Common stock repurchase (see NOTE 10)	—	(75,000)	—	(300,000)	—	(375,000)
Share-based compensation expense	—	33,623	—	—	—	33,623
Tax benefits related to share-based awards	—	2,978	—	—	—	2,978
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(21,754)	—	—	—	(21,754)
Equity component of convertible notes	—	96,890	—	—	—	96,890
Equity component of convertible notes issuance cost	—	(1,833)	—	—	—	(1,833)
Purchase of convertible note hedges	—	(148,040)	—	—	—	(148,040)
Proceeds from issuance of warrants	—	79,776	—	—	—	79,776
Deferred taxes related to convertible notes	—	19,868	—	—	—	19,868
Other adjustments	—	(1,453)	—	1,453	—	—

Balance at November 30, 2014	$23	$1,928,179	$852,673	$(1,515,288)	$(31,780)	$1,233,807

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the changes in the Company’s stockholders’ equity during the three months ended November 30, 2013 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at August 31, 2013	$23	$1,846,825	$623,079	$(1,016,401)	$(11,922)	$1,441,604
Net income	—	—	52,025	—	—	52,025
Other comprehensive income (loss), net of tax	—	—	—	—	6,679	6,679
Exercise of common stock options	—	223	—	—	—	223
Common stock repurchase	—	—	—	(40,018)	—	(40,018)
Share-based compensation expense	—	30,190	—	—	—	30,190
Tax benefits related to share-based awards	—	(1,193)	—	—	—	(1,193)
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(18,307)	—	—	—	(18,307)

Balance at November 30, 2013	$23	$1,857,738	$675,104	$(1,056,419)	$(5,243)	$1,471,203

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the changes in the Company’s stockholders’ equity during the nine months ended November 30, 2014 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at February 28, 2014	$23	$1,891,848	$720,172	$(1,056,419)	$(4,459)	$1,551,165
Net income	—	—	132,501	—	—	132,501
Other comprehensive income (loss), net of tax	—	—	—	—	(27,321)	(27,321)
Exercise of common stock options	—	1,154	—	—	—	1,154
Common stock repurchase (see NOTE 10)	—	(75,000)	—	(460,062)	—	(535,062)
Share-based compensation expense	—	98,942	—	—	—	98,942
Assumed employee share-based awards from acquisitions	—	895	—	—	—	895
Tax benefits related to share-based awards	—	4,186	—	—	—	4,186
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(39,314)	—	—	—	(39,314)
Equity component of convertible notes	—	96,890	—	—	—	96,890
Equity component of convertible notes issuance cost	—	(1,833)	—	—	—	(1,833)
Purchase of convertible note hedges	—	(148,040)	—	—	—	(148,040)
Proceeds from issuance of warrants	—	79,776	—	—	—	79,776
Deferred taxes related to convertible notes	—	19,868	—	—	—	19,868
Other adjustments	—	(1,193)	—	1,193	—	—

Balance at November 30, 2014	$23	$1,928,179	$852,673	$(1,515,288)	$(31,780)	$1,233,807

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the changes in the Company’s stockholders’ equity during the nine months ended November 30, 2013 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at February 28, 2013	$23	$1,802,899	$541,880	$(816,674)	$(7,967)	$1,520,161
Net income	—	—	133,224	—	—	133,224
Other comprehensive income (loss), net of tax	—	—	—	—	2,724	2,724
Exercise of common stock options	—	1,311	—	—	—	1,311
Common stock repurchase	—	—	—	(239,363)	—	(239,363)
Share-based compensation expense	—	83,196	—	—	—	83,196
Tax benefits related to share-based awards	—	3,072	—	—	—	3,072
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(33,122)	—	—	—	(33,122)
Other adjustments	—	382	—	(382)	—	—

Balance at November 30, 2013	$23	$1,857,738	$675,104	$(1,056,419)	$(5,243)	$1,471,203

Accumulated other comprehensive loss

The following is a summary of accumulated other comprehensive loss as of November 30, 2014 and February 28, 2014 (in thousands):

	As of November 30, 2014	As of February 28, 2014
Accumulated loss from foreign currency translation adjustment	$(32,588)	$(4,823)
Accumulated unrealized gain, net of tax, on available-for-sale securities	808	364

Accumulated other comprehensive loss	$(31,780)	$(4,459)

NOTE 4—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of trademarks, copyrights and patents, purchased technologies, customer and reseller relationships and covenants not to compete which are amortized over the estimated useful life, generally on a straight-line basis with the exception of customer and reseller relationships which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit. Useful lives range from three to ten years. As of November 30, 2014 and February 28, 2014, trademarks with an indefinite estimated useful life totaled $12.1 million and $9.6 million, respectively.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is a summary of identifiable intangible assets (in thousands):

	As of November 30, 2014			As of February 28, 2014
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$115,091	$(40,681)	$74,410	$105,269	$(34,784)	$70,485
Purchased technologies	89,416	(62,343)	27,073	79,433	(55,960)	23,473
Customer and reseller relationships	101,128	(69,120)	32,008	89,992	(63,075)	26,917
Covenants not to compete	11,286	(7,379)	3,907	10,690	(5,977)	4,713
Other intangible assets	8,909	(2,131)	6,778	8,922	(1,111)	7,811

Total identifiable intangible assets	$325,830	$(181,654)	$144,176	$294,306	$(160,907)	$133,399

Amortization expense associated with identifiable intangible assets recognized in the Company’s Consolidated Financial Statements for the three months and nine months ended November 30, 2014 and November 30, 2013 is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013
Cost of revenue	$3,339	$2,848	$9,129	$8,360
Sales and marketing	1,959	2,244	5,533	6,395
Research and development	250	959	2,167	2,877
General and administrative	1,438	1,288	4,474	4,028

Total amortization expense	$6,986	$7,339	$21,303	$21,660

NOTE 5—Income Taxes

Income Tax Expense

The following table summarizes the Company’s tax provision for the three months and nine months ended November 30, 2014 and November 30, 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013
Provision for income taxes:
Income before provision for income taxes	$67,511	$61,931	$186,621	$177,929
Estimated annual effective tax rate on current year ordinary income excluding discrete tax items (1)	29.0%	22.8%	29.0%	27.5%
Provision for income taxes	19,578	14,131	54,120	48,930
Discrete tax benefit	—	4,225	—	4,225

Provision for income taxes	$19,578	$9,906	$54,120	$44,705

(1)	An effective income tax rate, excluding discrete items, of 22.8% for the three months ended November 30, 2013 results from a change in the Company’s estimated annual effective tax rate from 30.0% as of August 31, 2013 to 27.5% as of November 30, 2013.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the nine months ended November 30, 2014, the Company’s estimated annual effective tax rate of 29.0% differed from the U.S. federal statutory rate of 35.0%, principally due to foreign income taxed at lower rates. For the nine months ended November 30, 2013, the Company’s then-estimated annual effective tax rate of 27.5% differed from the U.S. federal statutory rate of 35.0%, principally due to foreign income taxed at lower rates, research tax credits and the domestic production activities deduction. Tax expense for the three months and nine months ended November 30, 2013 includes a discrete tax benefit of $4.2 million primarily from the domestic production activities deduction for U.S. federal income tax purposes.

Deferred Taxes

As of November 30, 2014, deferred tax assets net of deferred tax liabilities (current and non-current) totaled $115.2 million, of which $4.5 million was offset by a valuation allowance. The Company continues to maintain a valuation allowance against its acquired deferred tax assets with respect to certain net operating loss (“NOL”) carryforwards.

As of November 30, 2014, the Company had U.S. federal and state NOL carryforwards of approximately $53.1 million and $145.0 million, respectively. As of November 30, 2014, the Company had U.S. federal and state research tax credit carryforwards of approximately $17.9 million and $12.6 million, respectively. The tax credit carryforwards are scheduled to expire in varying amounts beginning in the fiscal year ending February 28, 2018.

Unrecognized tax benefits

The Company’s unrecognized tax benefits were $58.0 million as of November 30, 2014 and $57.1 million as of February 28, 2014. The Company’s unrecognized tax benefits at November 30, 2014 and February 28, 2014, which, if recognized, would affect the Company’s effective tax rate, were $53.4 million and $49.7 million, respectively.

During the nine months ended November 30, 2014, the amount of unrecognized tax benefits increased by $0.9 million, primarily as a result of increases with respect to tax positions taken during prior periods. The results and timing of the resolution of tax audits is highly uncertain and the Company is unable to estimate the range of possible changes to the balance of unrecognized tax benefits. However, the Company does not anticipate that within the next 12 months the total amount of unrecognized tax benefits will significantly change.

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as income tax expense. Accrued interest and penalties related to unrecognized tax benefits totaled $8.9 million and $6.0 million as of November 30, 2014 and February 28, 2014, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of November 30, 2014. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

Tax Jurisdiction	Years Subject to Income Tax Examination
U.S. federal	1994 – Present
North Carolina	1999 – Present
Ireland	2010 – Present
Japan (1)	2012 – Present

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(1)	The Company has been examined for income tax for years through February 28, 2011. A tax examination was concluded in fiscal 2012 with no significant adjustments resulting. However, the statute of limitations remains open for five years.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at November 30, 2014 (in thousands):

	As of November 30, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$263,986	$263,986	$—	$—
Interest-bearing deposits (1)	41	—	41	—
Available-for-sale securities (1):
Commercial paper	26,999	—	26,999	—
U.S. agency securities	255,615	—	255,615	—
Corporate securities	428,353	—	428,353	—
Foreign government securities	78,523	—	78,523	—
Foreign currency derivatives (2)	7	—	7	—
Liabilities:
Foreign currency derivatives (3)	(411)	—	(411)	—

Total	$1,053,113	$263,986	$789,127	$—

(1)	Included in Cash and cash equivalents, Investments in debt securities, short-term or Investments in debt securities, long-term in the Company’s Consolidated Balance Sheet at November 30, 2014, in addition to $593.0 million of cash.
(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at November 30, 2014.
(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at November 30, 2014.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at February 28, 2014 (in thousands):

	As of February 28, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$178,280	$178,280	$—	$—
Interest-bearing deposits (1)	86,937	—	86,937	—
Available-for-sale securities (1):
Commercial paper	37,643	—	37,643	—
U.S. agency securities	279,049	—	279,049	—
Corporate securities	382,516	—	382,516	—
Foreign government securities	79,841	—	79,841	—
Foreign currency derivatives (2)	134	—	134	—
Liabilities:
Foreign currency derivatives (3)	(15)	—	(15)	—

Total	$1,044,385	$178,280	$866,105	$—

(1)	Included in Cash and cash equivalents, Investments in debt securities, short-term or Investments in debt securities, long-term in the Company’s Consolidated Balance Sheet at February 28, 2014, in addition to $443.2 million of cash.
(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at February 28, 2014.
(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at February 28, 2014.

The following table represents the Company’s investments measured at fair value as of November 30, 2014 (in thousands):

					Balance Sheet Classification
	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Cash and cash equivalents	Investments in debt securities, short-term	Investments in debt securities, long-term
		Gains	Losses (1)
Money markets	$263,986	$—	$—	$263,986	$263,986	$—	$—
Interest-bearing deposits	41	—	—	41	—	41	—
Commercial paper	26,999	—	—	26,999	26,999	—	—
U.S. agency securities	255,784	81	(250)	255,615	—	4,998	250,617
Corporate securities	427,353	1,309	(309)	428,353	—	156,317	272,036
Foreign government securities	78,452	74	(3)	78,523	—	70,064	8,459

Total	$1,052,615	$1,464	$(562)	$1,053,517	$290,985	$231,420	$531,112

(1)	As of November 30, 2014, there were $0.2 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer.

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

The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows as of November 30, 2014 and for the three and nine months then ended (in thousands):

	As of November 30, 2014				Three Months Ended November 30, 2014	Nine Months Ended November 30, 2014
	Balance Sheet Location	Fair Value	Notional Value	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$7	$1,099	Other income (expense), net	$48	$312
Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	(411)	20,324	Other income (expense), net	(811)	(1,352)

TOTAL		$(404)	$21,423		$(763)	$(1,040)

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows as of November 30, 2013 and for the three and nine months then ended (in thousands):

	As of November 30, 2013				Three Months Ended November 30, 2013	Nine Months Ended November 30, 2013
	Balance Sheet Location	Fair Value	Notional Value	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$58	$10,886	Other income (expense), net	$177	$800
Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	(278)	13,860	Other income (expense), net	(389)	(2,399)

TOTAL		$(220)	$24,746		$(212)	$(1,599)

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

The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements for the three months and nine months ended November 30, 2014 and November 30, 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013
Cost of revenue	$3,915	$2,922	$10,458	$8,861
Sales and marketing	15,866	10,268	39,794	30,009
Research and development	8,129	9,161	28,091	25,100
General and administrative	5,713	7,839	20,599	19,226

Total share-based compensation	$33,623	$30,190	$98,942	$83,196

Share-based compensation expense qualifying for capitalization was insignificant for each of the three months and nine months ended November 30, 2014 and November 30, 2013. Accordingly, no share-based compensation expense was capitalized during the three months and nine months ended November 30, 2014 and November 30, 2013.

Estimated annual forfeitures—An estimated forfeiture rate of 10.0% per annum, which approximates the Company’s historical rate, was applied to options and nonvested share units. Awards are adjusted to actual forfeiture rates at vesting. The Company reassesses its estimated forfeiture rate annually or when new information, including actual forfeitures, indicate a change is appropriate.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the three months and nine months ended November 30, 2014, the Company granted the following share-based awards:

	Three Months Ended November 30, 2014		Nine Months Ended November 30, 2014
	Shares and Shares Underlying Awards	Weighted Average Per Share Fair Value	Shares and Shares Underlying Awards	Weighted Average Per Share Fair Value
Service-based shares and share units	1,181,351	$54.93	2,766,093	$53.23
Performance share units—target (1)	—	$—	695,218	$53.24
Performance share awards (2)	—	$—	184,325	$50.54
Assumed (3)	—	$—	219,169	$48.45
Restricted shares issued as part of a business combination with continued employment service conditions (4)	—	$—	529,057	$54.75

Total awards	1,181,351	$54.93	4,393,862	$53.06

(1)	Certain executives and senior management were awarded a target number of performance share units (“PSUs”). PSU grantees may earn up to 200% of the target number of PSUs. Half of the target number of PSUs can be earned by the grantees depending upon the Company’s financial performance measured against the financial performance of specified peer companies during a three-year performance period beginning on March 1, 2014. The remaining target number of PSUs can be earned by the grantees depending upon the Company’s total shareholder return performance measured against the total shareholder return of specified peer companies during a three-year period beginning on March 1, 2014.

During the three months ended August 31, 2014, certain executives were awarded a total of 242,352 PSUs that will pay out only if the Company’s total shareholder return increases by at least 50% within the three-year performance period beginning on August 6, 2014 (“TSR Hurdle PSUs”). If the performance goal is achieved during the performance period and the grantee’s business relationship with the Company has not ceased, 50% of the TSR Hurdle PSUs shall vest upon achievement of the performance goal and the remaining 50% of the TSR Hurdle PSUs shall vest on the last day of the four-year period beginning on August 6, 2014. If the performance goal is not achieved on or before the last day of the performance period, then all TSR Hurdle PSUs are forfeited.
(2)	Certain executives were granted restricted stock awards. These shares were awarded subject to the achievement of a specified dollar amount of revenue for FY2015 (the “RSA Performance Goal”). If the Company fails to achieve the RSA Performance Goal for FY2015, then all such shares are forfeited. If the Company achieves the RSA Performance Goal for FY2015, then 25% of the restricted stock vests on July 16, 2015, and the remainder vests ratably on a quarterly basis over the course of the subsequent three–year period, provided that the grantee’s business relationship with the Company has not ceased.
(3)	Amount represents partially-vested options assumed as part of a business combination.
(4)	As part of the Company’s acquisition of eNovance, a total of 529,057 restricted common shares were issued to certain shareholders of eNovance. These restricted shares are conditioned on continued employment with the Company. The shares effectively vest 25% per year and are being amortized on a straight-line basis to share-based compensation expense in the Company’s Consolidated Statement of Operations.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following table reconciles the numerators and denominators of the earnings per share calculation for the three months and nine months ended November 30, 2014 and November 30, 2013 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013
Net income, basic and diluted	$47,933	$52,025	$132,501	$133,224

Weighted average common shares outstanding	185,039	189,514	187,533	190,024
Incremental shares attributable to assumed vesting or exercise of outstanding equity award shares	2,635	1,851	2,548	2,025
Diluted shares	187,674	191,365	190,081	192,049

Diluted net income per share	$0.26	$0.27	$0.70	$0.69

The weighted average number of shares outstanding used in the computation of basic and diluted earnings per share for the three months and nine months ended November 30, 2014 does not include the effect of common stock potentially issuable in accordance with the terms of the Company’s convertible notes and warrants. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive.

With respect to the Company’s convertible notes, the Company has the option to pay or deliver, as the case may be, either cash, shares of its common stock or combination of cash and shares of its common stock for the aggregate amount due upon conversion of the notes. The Company’s intent is to settle the principal amount of the notes in cash upon conversion. As a result, upon conversion of the notes, only the amounts payable in excess of the principal amounts of the notes are considered in diluted earnings per share under the treasury stock method. See NOTE 15—Convertible Notes to the Company’s Consolidated Financial Statements for detailed information on the convertible notes.

The following share awards are not included in the computation of diluted earnings per share because the aggregate value of proceeds considered received upon either exercise or vesting was greater than the average market price of the Company’s common stock during the related periods and the effect of including such share awards in the computation would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013
Number of shares considered anti-dilutive for calculating diluted EPS	39	1,430	151	1,514

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 10—Share Repurchase Programs

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

As of November 30, 2014, the amount available under the program for the repurchase of the Company’s common stock was $80.0 million.

Accelerated share repurchase

The Company used $375.0 million of the net proceeds from the issuance of the convertible notes discussed in NOTE 15—Convertible Notes to the Company’s Consolidated Financial Statements during the three months ended November 30, 2014 to repurchase shares of its common stock under an accelerated share repurchase program (the “ASR Agreement”) with Goldman, Sachs & Co. (the “ASR Counterparty”). On October 7, 2014, under the ASR Agreement, the Company paid $375.0 million to the ASR Counterparty and received approximately 5.3 million shares of its common stock from the ASR Counterparty, which represented 80 percent of the shares the Company would have repurchased assuming an average share price of $56.47 (the Company’s closing share price at October 1, 2014). The total number of shares of common stock that the Company will repurchase under the ASR Agreement will be based on the average of the daily volume-weighted average prices of the Company’s common stock during the term of the ASR Agreement, less a discount. At settlement, the ASR Counterparty may be required to deliver additional shares of the Company’s common stock to the Company or, under certain circumstances, the Company may be required to deliver shares of common stock or make a cash payment to the ASR Counterparty. Final settlement of the ASR Agreement is expected to be completed by February 27, 2015, although the settlement may be accelerated at the ASR Counterparty’s option.

The Company accounted for the ASR program as two separate transactions: (i) the approximately 5.3 million shares of common stock initially delivered to the Company were accounted for as a treasury stock transaction with $300.0 million, or 80 percent, of the $375.0 million upfront payment being recorded in Treasury stock in the Company’s Consolidated Balance Sheet at November 30, 2014 and (ii) the unsettled portion of the ASR Agreement of $75.0 million was recorded in Additional paid-in capital on the Company’s Consolidated Balance Sheet as of November 30, 2014. As the remainder of the shares are delivered, which is anticipated to be in the fourth quarter of fiscal year 2015, the associated amounts will be reclassified from Additional paid-in capital to Treasury stock.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 11—Segment Reporting

The following summarizes revenue from unaffiliated customers and income (loss) from operations for the three months and nine months ended November 30, 2014 and November 30, 2013 and total cash, cash equivalents and available-for-sale investment securities and total assets as of November 30, 2014 and November 30, 2013, by geographic segment (in thousands):

	Americas	EMEA	Asia Pacific	Corporate (1)	Consolidated

	Three Months Ended November 30, 2014
Revenue from unaffiliated customers	$290,525	$105,755	$59,615	$—	$455,895
Income (loss) from operations	$68,620	$19,805	$12,395	$(33,623)	$67,197

	Three Months Ended November 30, 2013
Revenue from unaffiliated customers	$249,744	$93,818	$52,974	$—	$396,536
Income (loss) from operations	$51,638	$27,265	$12,079	$(30,190)	$60,792

	Nine Months Ended November 30, 2014
Revenue from unaffiliated customers	$838,757	$310,025	$176,766	$—	$1,325,548
Income (loss) from operations	$170,093	$70,056	$41,180	$(98,942)	$182,387
Total cash, cash equivalents and available-for-sale investment securities	$1,078,060	$383,972	$184,489	$—	$1,646,521
Total assets	$2,546,504	$717,611	$283,756	$—	$3,547,871

	Nine Months Ended November 30, 2013
Revenue from unaffiliated customers	$720,818	$260,107	$153,293	$—	$1,134,218
Income (loss) from operations	$145,666	$72,793	$37,726	$(83,196)	$172,989
Total cash, cash equivalents and available-for-sale investment securities	$700,056	$445,688	$180,905	$—	$1,326,649
Total assets	$1,995,091	$624,269	$232,008	$—	$2,851,368

(1)	Amounts represent share-based compensation expense for each of the three months and nine months ended November 30, 2014 and November 30, 2013, which was not allocated to geographic segments.

Supplemental information about geographic areas

The following table lists, for each of the three months and nine months ended November 30, 2014 and November 30, 2013, revenue from unaffiliated customers in the United States, the Company’s country of domicile, and revenue from unaffiliated customers from foreign countries (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013
United States, the Company’s country of domicile	$264,242	$217,653	$746,105	$628,195
Foreign	191,653	178,883	579,443	506,023

Total revenue from unaffiliated customers	$455,895	$396,536	$1,325,548	$1,134,218

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Total tangible long-lived assets located in the United States, the Company’s country of domicile, and similar tangible long-lived assets held outside the United States are summarized in the following table as of November 30, 2014 and February 28, 2014 (in thousands):

	As of November 30, 2014	As of February 28, 2014
United States, the Company’s country of domicile	$132,475	$137,356
Foreign	41,124	36,561

Total tangible long-lived assets	$173,599	$173,917

Supplemental information about major customers

For each of the three months and nine months ended November 30, 2014, the U.S. government and its agencies represented approximately 10% of the Company’s total revenue. For the three months and nine months ended November 30, 2013, the U.S. government and its agencies represented approximately 9% and 12% of the Company’s total revenue, respectively.

Supplemental information about products and services

The following table, for each of the three and nine months ended November 30, 2014 and November 30, 2013, provides further detail, by type, of our subscription and services revenues. Infrastructure-related offerings subscription revenue includes subscription revenue generated from Red Hat Enterprise Linux and related technologies such as Red Hat Enterprise Virtualization. Subscription revenue generated from our Application development-related and other emerging technology offerings includes Red Hat JBoss Middleware, Red Hat Storage Server and Red Hat cloud offerings such as OpenStack and OpenShift (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013
Subscription revenue:
Infrastructure-related offerings	$332,897	$300,047	$983,915	$866,186
Application development-related and other emerging technology offerings	61,802	42,723	172,246	119,093

Total subscription revenue	394,699	342,770	1,156,161	985,279

Training and services revenue:
Consulting services	44,588	38,621	125,578	108,168
Training	16,608	15,145	43,809	40,771

Total training and services revenue	61,196	53,766	169,387	148,939

Total subscription and training and services revenue	$455,895	$396,536	$1,325,548	$1,134,218

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 12—Commitments and Contingencies

Operating leases

As of November 30, 2014, the Company leased office space and certain equipment under various non-cancelable operating leases. Rent expense under operating leases for the three months ended November 30, 2014 and November 30, 2013 was $8.0 million and $7.5 million, respectively. Rent expense under operating leases for the nine months ended November 30, 2014 and November 30, 2013 was $23.0 million and $21.8 million, respectively.

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

NOTE 14—Business Combinations

Acquisition of FeedHenry Ltd.

On October 8, 2014 the Company completed its acquisition of all of the shares of FeedHenry Ltd. (“FeedHenry”). FeedHenry is a provider of cloud-based enterprise mobile application platforms. The acquisition is intended to expand the Company’s portfolio of application development, integration and platform-as-a-service solutions, enabling the Company to support mobile application development in public and private environments.

The cash consideration paid as of the closing date was $80.2 million. Based on management’s provisional assessment of the acquisition date fair value of the assets acquired and liabilities assumed, the total cash consideration transferred of $80.2 million has been allocated to the Company’s assets and liabilities on a preliminary basis as follows: $66.4 million to goodwill, $11.6 million to identifiable intangible assets and the remaining $2.2 million to net working capital.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company incurred approximately $1.1 million in transaction costs, including legal and accounting fees, relating to the acquisition. These transaction costs have been expensed as incurred and included in general and administrative expense on the Company’s Consolidated Statement of Operations for the three and nine months ended November 30, 2014.

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

The cash consideration paid was $67.6 million. Based on management’s provisional assessment of the acquisition date fair value of the assets acquired and liabilities assumed, the total cash consideration transferred of $67.6 million has been allocated to the Company’s assets on a preliminary basis as follows: $62.5 million to goodwill, $5.3 million to identifiable intangible assets and to net working capital which totaled a net current liability of $0.2 million.

In addition to the cash consideration transferred, the Company issued a total of 529,057 restricted common shares to certain employee-shareholders. The vesting of these restricted shares is conditioned on continued employment with the Company. As a result of the employment condition, the transfer of these shares has been accounted for separate from the business combination. The shares effectively vest 25% per year, with the closing-date date value of the shares being amortized, on a straight-line basis, to share-based compensation expense in the Company’s Consolidated Statement of Operations.

The Company incurred approximately $0.9 million in transaction costs, including legal and accounting fees, relating to the acquisition. These transaction costs have been expensed as incurred and included in general and administrative expense on the Company’s Consolidated Statement of Operations for the nine months ended November 30, 2014.

Acquisition of Inktank Storage, Inc.

On April 30, 2014, the Company completed its acquisition of all of the shares of Inktank Storage, Inc. (“Inktank”), a provider of scale-out, open source storage systems, whose flagship technology, Inktank Ceph Enterprise, delivers object and block storage software to enterprises deploying public or private clouds. The acquisition is intended to complement the Company’s existing GlusterFS-based storage offering. Under the terms of the purchase agreement, the consideration transferred by the Company totaled $152.5 million. The Company incurred approximately $2.0 million in transaction costs, including legal and accounting fees, relating to the acquisition. These transaction costs have been expensed as incurred and included in general and administrative expense on the Company’s Consolidated Statement of Operations for the nine months ended November 30, 2014.

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

The table below represents the estimated tangible and identifiable intangible assets and liabilities (in thousands) based on management’s provisional assessment of the acquisition date fair value of the assets acquired and liabilities assumed. The Company expects to finalize its assessment of the acquisition-date fair value of assets acquired and liabilities assumed by the end of its fiscal year 2015:

Total Consideration Allocated
Identifiable intangible assets (see detail below)	$10,770
Cash	27
Accounts receivable	746
Deferred tax assets, net	12,722
Other assets	161
Accrued liabilities	(1,651)
Deferred revenue	(1,016)
Goodwill	130,784

Total consideration allocated	$152,543

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

Pro forma consolidated financial information

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three and nine months ended November 30, 2014 and November 30, 2013 (in thousands, except per share amounts) as if the acquisitions of FeedHenry, eNovance and Inktank had closed on March 1, 2013, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisitions actually taken place at the beginning of the period.

	Three Months Ended		Nine Months Ended
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013
Revenue	$456,280	$401,239	$1,331,007	$1,147,536
Net income	47,218	46,078	122,163	118,168
Basic net income per common share	$0.26	$0.24	$0.65	$0.62
Diluted net income per common share	$0.25	$0.24	$0.64	$0.62

Post-acquisition financial information

The following is a summary of the combined post-acquisition revenue, expenses and losses of FeedHenry, eNovance and Inktank that are included in the Company’s Consolidated Statement of Operations for the three and nine months ended November 30, 2014 (in thousands):

	Three Months Ended November 30, 2014	Nine Months Ended November 30, 2014
Revenue	$2,994	$5,711
Operating expenses	(11,280)	(20,613)

Operating loss	(8,286)	(14,902)
Other income	297	392

Loss before tax benefit	(7,989)	(14,510)
Tax benefit	2,317	4,208

Net loss	$(5,672)	$(10,302)

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Goodwill

The following is a summary of changes in goodwill for the nine months ended November 30, 2014 (in thousands):

Balance at February 28, 2014	$687,430
Acquisition of Inktank	130,784
Acquisition of eNovance	62,499
Acquisition of FeedHenry	66,376
Impact of foreign currency fluctuations	(7,515)

Balance at November 30, 2014	$939,574

The excess of purchase price paid for FeedHenry, eNovance and Inktank over the fair value of the net assets acquired was recognized as goodwill. Goodwill comprises the majority of the purchase price paid for each of the acquired businesses because these businesses were focused on emerging technologies such as mobile, cloud-enabling and software-defined storage technologies, which consequently—at the time of acquisition—generated relatively little revenue. However, these acquired businesses, with their assembled, highly-specialized workforces and community of contributors are expected to both expand the Company’s existing technology portfolio and advance the Company’s market position overall in open source enterprise solutions.

NOTE 15—Convertible Notes

Convertible note offering

On October 7, 2014, the Company completed its previously announced offering of $700.0 million aggregate principal amount of its 0.25% Convertible Senior Notes due 2019 (the “Notes”). The Notes were sold in a private placement under a purchase agreement, dated as of October 1, 2014, entered into by and among the Company and Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC as representatives of the several initial purchasers named therein (collectively, the “Initial Purchasers”), for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The Company also granted the Initial Purchasers a right to purchase, within a 30-day period, up to an additional $105.0 million principal amount of Notes on the same terms and conditions, which the Initial Purchasers exercised in full on October 2, 2014 and which additional purchase was also completed on October 7, 2014.

The Company used $148.0 million of the net proceeds from the offering of the Notes to pay the cost of the privately-negotiated convertible note hedge transactions described below. The Company received proceeds of $79.8 million from the sale of warrants pursuant to the warrant transactions described below.

In addition, the Company used $375.0 million of the net proceeds from the offering of the Notes to repurchase shares of its common stock under an accelerated share repurchase program pursuant to an agreement that the Company entered into with one of the Initial Purchasers on October 1, 2014, as described in NOTE 10—Share Repurchase Programs to the Company’s Consolidated Financial Statements.

The Company intends to use the remaining net proceeds from the offering for working capital and other general corporate purposes, which may include capital expenditures, potential acquisitions or strategic transactions.

Indenture

On October 7, 2014, the Company entered into an indenture (the “Indenture”) with respect to the Notes with U.S. Bank National Association, as trustee (the “Trustee”). Under the Indenture, the Notes will be senior

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

unsecured obligations of the Company and bear interest at a rate of 0.25% per year, payable semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2015. The Notes will mature on October 1, 2019, unless previously purchased or converted.

The Notes are convertible into shares of the Company’s common stock at an initial conversion rate of 13.6219 shares per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $73.41 per share), subject to adjustment upon the occurrence of certain events. The initial conversion price represents a premium of approximately 30% to the $56.47 per share closing price of the Company’s common stock on October 1, 2014. Upon conversion of the Notes, holders will receive cash or shares of the Company’s common stock or a combination thereof, at the Company’s election.

Prior to April 1, 2019, the Notes will be convertible only upon the occurrence of certain circumstances, and will be convertible thereafter at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the Notes.

The conversion rate is subject to customary anti-dilution adjustments. If certain corporate events described in the Indenture occur prior to the maturity date, the conversion rate will be increased for a holder who elects to convert its Notes in connection with such corporate event in certain circumstances.

The Notes are not redeemable prior to maturity, and no sinking fund is provided for the Notes. If the Company undergoes a “fundamental change,” as defined in the Indenture, subject to certain conditions, holders may require the Company to purchase for cash all or any portion of their Notes. The fundamental change purchase price will be 100% of the principal amount of the Notes to be purchased plus any accrued and unpaid special interest up to but excluding the fundamental change purchase date.

The Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of at least 25% in principal amount of the outstanding Notes may declare 100% of the principal of, and accrued and unpaid interest, if any, on, all the Notes to be due and payable.

In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the estimated fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the face value of the Notes as a whole. The excess of the face value of the Notes as a whole over the carrying amount of the liability component (the “debt discount”) is amortized to interest expense over the term of the Notes using the effective interest method with an effective interest rate of 2.86% per annum. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

As of November 30, 2014, the Notes consisted of the following (in thousands):

As of November 30, 2014
Liability component
Principal	$805,000
Less: debt discount	(94,156)

Net carrying amount	$710,844

Equity component (1)	$96,890

(1)	Recorded in the Consolidated Balance Sheet in Additional paid-in capital.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In accounting for the transaction costs related to the Note issuance, the Company allocated the total amount incurred of $15.2 million to the liability and equity components based on their relative fair values. Issuance costs attributable to the liability component totaled $13.4 million and are being amortized to interest expense over the term of the Notes using the effective interest method. The remaining $1.8 million of issuance costs have been allocated to the equity component and are included in Additional paid-in capital on the Company’s Consolidated Balance Sheet as of November 30, 2014. Additionally, the Company recorded a deferred tax asset of $0.7 million related to the $1.8 million equity component of transactional costs which are deductible for tax purposes.

The following table includes total interest expense recognized related to the Notes for the three and nine months ended November 30, 2014 (in thousands):

	Three Months Ended November 30, 2014	Nine Months Ended November 30, 2014
Coupon rate 0.25% per year, payable semiannually	$302	$302
Amortization of Note issuance costs—liability component	351	351
Accretion of debt discount	2,734	2,734

Total interest expense related to Notes	$3,387	$3,387

The fair value of the Notes, which was determined based on inputs that are observable in the market (Level 2), and the carrying value of Notes (the carrying value excludes the equity component of the Notes classified in equity) is as follows (in thousands):

	As of November 30, 2014		As of February 28, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible notes	$718,810	$710,844	$—	$—

Convertible note hedge transactions and warrant transactions

On October 1, 2014, the Company entered into convertible note hedge transactions and warrant transactions with certain of the Initial Purchasers of the Notes or their respective affiliates (the “Option Counterparties”). In connection with the exercise in full by the Initial Purchasers of their option to purchase up to an additional $105.0 million in aggregate principal amount of the Notes, on October 2, 2014 the Company entered into additional convertible note hedge transactions and additional warrant transactions with the Option Counterparties.

The convertible note hedge transactions, including the additional convertible note hedge transactions, are expected to offset the potential dilution with respect to shares of the Company’s common stock upon any conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted Notes, as the case may be. The warrant transactions, including the additional warrant transactions, will have a dilutive effect with respect to the Company’s common stock to the extent that the market price per share of the Company’s common stock, as measured under the terms of the warrant transactions, exceeds the $101.65 strike price of the warrants. However, subject to certain conditions, the Company may elect to settle all of the warrants in cash. The $101.65 strike price of the warrants represents a premium of approximately 80% over the $56.47 per share closing price of the Company’s common stock on October 1, 2014.

The purchase of convertible note hedges and proceeds from issuance of warrants were recorded in stockholders’ equity and will continue to be classified as stockholders’ equity.

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

Revenue

For the three months ended November 30, 2014, total revenue increased 15.0%, or $59.4 million, to $455.9 million from $396.5 million for the three months ended November 30, 2013. Subscription revenue increased 15.1%, or $51.9 million, driven primarily by additional subscriptions related to our principal RHEL and Red Hat

JBoss Middleware offerings, which continue to gain broader market acceptance in mission-critical areas of computing, and our expansion of sales channels and our geographic footprint. The increase is, in part, a result of the continued migration of enterprises in industries such as financial services, government, technology and telecommunications to our open source solutions from proprietary technologies. Training and services revenue increased 13.8%, or $7.4 million, for the three months ended November 30, 2014 as compared to the three months ended November 30, 2013. The increase is driven primarily by customer interest in new products and increased demand for our open source solutions.

We believe our success is influenced by:

•	the extent to which we can expand the breadth and depth of our enterprise offerings;

•	our ability to enhance the value of Red Hat enterprise offerings through frequent and continuing innovation while maintaining stable platforms over multi-year periods;

•

our ability to generate increasing revenue from channel partner and other strategic relationships, including cloud computing providers, distributors, hardware original equipment manufacturers, IHVs, ISVs, systems integrators and value added resellers;

•	our ability to generate new and recurring revenue for Red Hat enterprise offerings;

•	the widespread and increasing deployment of open source technologies by enterprises and similar institutions, such as government agencies and universities; and

•	our ability to provide customers with consulting and training services that generate additional revenue.

Deferred revenue and billings proxy

Our deferred revenue, current and long-term, balance at November 30, 2014 was $1.30 billion. Because of our subscription model and revenue recognition policies, deferred revenue improves predictability of future revenue. For example, current deferred revenue provides a baseline for revenue to be recognized over the next twelve months. Similarly, long-term deferred revenue provides a baseline for revenue to be recognized beyond twelve months. Revenue derived from cloud providers for the delivery of our enterprise technologies as a service available on demand is recognized by us following delivery and not billed in advance. As a result, such revenue has no associated deferred revenue. Total deferred revenue at November 30, 2014 increased $10.9 million, or 0.8%, as compared to the balance at February 28, 2014 of $1.29 billion.

The increase in deferred revenue reported on our Consolidated Balance Sheets of $10.9 million differs from the increase we reported on our Consolidated Statements of Cash Flows for the nine months ended November 30, 2014 of $58.0 million as the amount reported on our Consolidated Statements of Cash Flows for the nine months ended November 30, 2014 excludes (i) the impact of changes in foreign currency exchange rates used to translate deferred revenue balances from our foreign subsidiaries’ functional currency into U.S. dollars and (ii) deferred revenue acquired as parts of business combinations.

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

For the four-fiscal-quarter period ended November 30, 2014, our rolling average billings proxy increased $79.8 million, or 19.6%, to $487.1 million from $407.3 million for the four-fiscal-quarter period ended November 30, 2013. For information regarding seasonality, see Part II, Item 7 under “Overview” of our Annual Report on Form 10-K for the fiscal year ended February 28, 2014.

Subscription revenue

Our enterprise technologies are sold primarily under subscription agreements. These agreements typically have a one- or three-year subscription period. A subscription generally entitles a customer to, among other things, a specified level of support, as well as new versions of the software, security updates, fixes, functionality enhancements and upgrades to the technology, if and when available, and compatibility with an ecosystem of certified hardware and software applications. Subscription revenue increased sequentially for the first, second and third quarters of fiscal 2015 and for each quarter of fiscal 2014 and fiscal 2013 and is being driven primarily by the increased use of our offerings by enterprise customers and our expansion of sales channels and geographic footprint during these periods.

Revenue by geography

For the three months ended November 30, 2014, approximately $191.7 million, or 42.0%, of our revenue was generated outside the United States compared to approximately $178.9 million, or 45.1%, for the three months ended November 30, 2013. Our international operations are expected to grow as our international sales force and channels become more mature and as we enter new locations or expand our presence in existing locations. As of November 30, 2014, we had offices in more than 80 locations throughout the world.

We operate our business in three geographic regions: the Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Australia, China, India, Japan, Singapore and South Korea). Revenue generated by the Americas, EMEA and Asia Pacific for the three months ended November 30, 2014 and the three months ended November 30, 2013 was as follows (in thousands):

	Americas	EMEA	Asia Pacific	Consolidated
Three Months Ended November 30, 2014	$290,525	$105,755	$59,615	$455,895
Three Months Ended November 30, 2013	$249,744	$93,818	$52,974	$396,536

Year-over-year revenue growth rates in U.S. dollars for our three geographical regions were as follows for the three months ended November 30, 2014 and three months ended November 30, 2013:

	Americas	EMEA	Asia Pacific	Consolidated
Three Months Ended November 30, 2014	16.3%	12.7%	12.5%	15.0%
Three Months Ended November 30, 2013	13.4%	26.5%	7.8%	15.4%

Excluding the impact of foreign currency exchange rates, Americas, EMEA and Asia Pacific revenue grew 17.3%, 20.1% and 19.6%, respectively, for the three months ended November 30, 2014 as compared to the three months ended November 30, 2013.

As we expand further within each region, we anticipate revenue growth rates in local currencies to be similar among our geographic regions due to the similarity of products and services offered and the similarity in customer types or classes.

Gross profit

Gross profit margin decreased to 84.3% for the three months ended November 30, 2014 from 84.8% for the three months ended November 30, 2013 primarily due to increased staffing cost to support our emerging cloud offerings, such as OpenStack and OpenShift.

Gross profit margin by geography

Gross profit margins by our geographic regions for the three months ended November 30, 2014 and November 30, 2013 were as follows:

	Americas	EMEA	Asia Pacific	Consolidated (1)
Three Months Ended November 30, 2014	85.5%	86.0%	82.4%	84.3%
Three Months Ended November 30, 2013	85.0%	88.3%	82.8%	84.8%

(1)	Consolidated gross margin includes corporate (non-allocated) share-based compensation expense for the three months ended November 30, 2014 and November 30, 2013 of $3.9 million and $2.9 million, respectively. For additional information, see NOTE 8—Share-based Awards to our Consolidated Financial Statements.

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

Income from operations

Operating income was 14.7% and 15.3% of total revenue for the three months ended November 30, 2014 and November 30, 2013, respectively. The decrease in operating income as a percentage of revenue was primarily due to continued investment in new and emerging cloud management technologies and incremental transaction costs related to business combinations. These investments are described further in our analysis of results of operations below.

Income from operations by geography

Operating income as a percentage of revenue generated by our geographic regions for the three months ended November 30, 2014 and the three months ended November 30, 2013 was as follows:

	Americas	EMEA	Asia Pacific	Consolidated (1)
Three Months Ended November 30, 2014	23.6%	18.7%	20.8%	14.7%
Three Months Ended November 30, 2013	20.7%	29.1%	22.8%	15.3%

(1)	Consolidated operating income as a percentage of revenue includes corporate (non-allocated) share-based compensation expense for the three months ended November 30, 2014 and November 30, 2013 of $33.6 million and $30.2 million, respectively. For additional information, see NOTE 11—Segment Reporting to our Consolidated Financial Statements.

Operating margin for EMEA and Asia Pacific decreased for the three months ended November 30, 2014 as compared to the three months ended November 30, 2013 primarily as a result of increased investments in research and development to support new technologies such as cloud management. The operating margin for EMEA for the three months ended November 30, 2014 also includes incremental expenses resulting from the recent acquisitions of both eNovance and FeedHenry. For further discussion regarding business acquisitions, see NOTE 14—Business Combinations to our Consolidated Financial Statements.

These geographic operating margins exclude the impact of share-based compensation expense, which was not allocated to our geographic segments.

Cash, cash equivalents, available-for-sale investments in debt securities and cash flow from operations

Cash, cash equivalents and short-term and long-term available-for-sale investments in debt securities balances at November 30, 2014 totaled $1.65 billion. Cash generated from operating activities for the three months ended November 30, 2014 totaled $133.0 million which represents an increase of 39.8% in operating cash flow as compared to the three months ended November 30, 2013. This increase is due to the timing of billing and collections and the timing of accounts payable settlements during the same periods.

Our significant cash and investment balances give us a measure of flexibility to take advantage of opportunities such as acquisitions, increasing investment in international areas and repurchasing our common stock.

Foreign currency exchange rates’ impact on results of operations

Approximately 42.0% of our revenue for the three months ended November 30, 2014 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component of net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions results in increased revenue and operating expenses from operations for our non-U.S. operations. Similarly, our revenue and operating expenses will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Three Months Ended November 30, 2014

Using the average foreign currency exchange rates from the third quarter of our prior fiscal year ended February 28, 2014, our revenue and operating expenses from non-U.S. operations for the three months ended November 30, 2014 would have been higher than we reported by approximately $13.2 million and $9.8 million, respectively, which would have resulted in income from operations being higher by $3.3 million.

Nine Months Ended November 30, 2014

Using the average foreign currency exchange rates for the nine months ended November 30, 2013, our revenue and operating expenses from non-U.S. operations for the nine months ended November 30, 2014 would have been higher than we reported by approximately $12.2 million and $11.3 million, respectively, which would have resulted in income from operations being higher by $0.9 million.

Business combinations

FeedHenry

On October 8, 2014, we completed our acquisition of all of the shares of FeedHenry for approximately $80.2 million. FeedHenry is a provider of cloud-based enterprise mobile application platforms. The acquisition is intended to expand our portfolio of application development, integration and platform-as-a-service solutions, enabling us to support mobile application development in public and private environments. We incurred approximately $1.1 million in transaction costs including legal and accounting fees relating to the acquisition. These transaction costs have been expensed as incurred and included in general and administrative expense on our Consolidated Statement of Operations for the three and nine months ended November 30, 2014.

eNovance

On June 24, 2014, we completed our acquisition of all of the shares of eNovance, a provider of open source cloud computing services, for $67.6 million. The acquisition is intended to assist in advancing our market position in OpenStack, and the addition of eNovance’s systems integration capabilities and engineering talent is expected to help meet growing demand for enterprise OpenStack consulting, design and deployment. We incurred approximately $0.9 million in transaction costs including legal and accounting fees relating to the acquisition. These transaction costs have been expensed as incurred and included in general and administrative expense on our Consolidated Statement of Operations for the nine months ended November 30, 2014.

Inktank

On April 30, 2014, we completed our acquisition of all of the shares of Inktank, a provider of scale-out, open source storage systems, whose flagship technology, Inktank Ceph Enterprise, delivers object and block storage software to enterprises deploying public or private clouds for consideration of $152.5 million. The acquisition is intended to complement our existing GlusterFS-based storage offering. We incurred approximately $2.0 million in transaction costs, including legal and accounting fees relating to the acquisition. These transaction costs have been expensed as incurred and are included in general and administrative expense on our Consolidated Statement of Operations for the nine months ended November 30, 2014.

As a result of the acquisitions of Inktank, eNovance and FeedHenry, operating expenses, other than acquisition-related expenses described above, increased by approximately $11.3 million and $20.6 million, respectively, for the three months and nine months ended November 30, 2014 as compared to the three months and nine months ended November 30, 2013. For further discussion, see NOTE 14—Business Combinations to our Consolidated Financial Statements.

Convertible note offering

On October 7, 2014, we completed our offering of $700.0 million aggregate principal amount of our 0.25% Convertible Senior Notes due 2019 (the “Notes”). The Notes were sold in a private placement under a purchase agreement, dated as of October 1, 2014, entered into by and among us and Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC as representatives of the several initial purchasers named therein (collectively, the “Initial Purchasers”), for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). We also granted the Initial Purchasers a right to purchase, within a 30-day period, up to an additional $105.0 million principal amount of Notes on the same terms and conditions, which the Initial Purchasers exercised in full on October 2, 2014 and was also completed on October 7, 2014.

We used $148.0 million of the net proceeds from the offering of the Notes to pay the cost of the privately-negotiated convertible note hedge transactions described in NOTE 15—Convertible Notes to our Consolidated Financial Statements. Proceeds of $79.8 million were received by us from the sale of warrants pursuant to the warrant transactions also described in NOTE 15—Convertible Notes to our Consolidated Financial Statements.

In addition, we used $375.0 million of the net proceeds from the offering of the Notes to repurchase shares of our common stock under an accelerated share repurchase program pursuant to an agreement that we entered into with one of the Initial Purchasers on October 1, 2014, as described in NOTE 10—Share Repurchase Programs to our Consolidated Financial Statements.

We intend to use the remaining net proceeds from the offering for working capital and other general corporate purposes, which may include capital expenditures, potential acquisitions or strategic transactions.

RESULTS OF OPERATIONS

Three months ended November 30, 2014 and November 30, 2013

The following table is a summary of our results of operations for the three months ended November 30, 2014 and November 30, 2013 (in thousands):

	Three Months Ended (Unaudited)
	November 30, 2014	November 30, 2013	$ Change	% Change
Revenue:
Subscriptions	$394,699	$342,770	$51,929	15.1%
Training and services	61,196	53,766	7,430	13.8

Total subscription and training and services revenue	455,895	396,536	59,359	15.0

Cost of subscription and training and services revenue:
Cost of subscriptions	28,574	24,544	4,030	16.4
As a % of subscription revenue	7.2%	7.2%
Cost of training and services	42,791	35,883	6,908	19.3
As a % of training and services revenue	69.9%	66.7%

Total cost of subscription and training and services revenue	71,365	60,427	10,938	18.1
As a % of total revenue	15.7%	15.2%

Total gross profit	384,530	336,109	48,421	14.4

Operating expense:
Sales and marketing	187,218	153,528	33,690	21.9
Research and development	90,613	82,519	8,094	9.8
General and administrative	39,502	39,270	232	0.6

Total operating expense	317,333	275,317	42,016	15.3

Income from operations	67,197	60,792	6,405	10.5
Interest income	2,196	1,579	617	39.1
Interest expense	3,441	51	3,390	6,647.1
Other income (expense), net	1,559	(389)	1,948	500.8

Income before provision for income taxes	67,511	61,931	5,580	9.0
Provision for income taxes (1)	19,578	9,906	9,672	97.6

Net income	$47,933	$52,025	$(4,092)	(7.9)%

Gross profit margin-subscriptions	92.8%	92.8%
Gross profit margin-training and services	30.1%	33.3%
Gross profit margin	84.3%	84.8%
As a % of total revenue:
Subscription revenue	86.6%	86.4%
Training and services revenue	13.4%	13.6%
Sales and marketing expense	41.1%	38.7%
Research and development expense	19.9%	20.8%
General and administrative expense	8.7%	9.9%
Total operating expenses	69.6%	69.4%
Income from operations	14.7%	15.3%
Income before provision for income taxes	14.8%	15.6%
Net income	10.5%	13.1%
Estimated annual effective income tax rate (1)	29.0%	27.5%

(1)	Provision for income taxes for the three months ended November 30, 2013 includes a net discrete tax benefit of $4.2 million and the impact of the change in our estimated annual effective tax rate from 30% to 27.5%. See NOTE 5—Income Taxes to our Consolidated Financial Statements for further discussion.

Revenue

Subscription revenue

Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat enterprise offerings, increased by 15.1%, or $51.9 million, to $394.7 million for the three months ended November 30, 2014 from $342.8 million for the three months ended November 30, 2013.

Revenue derived from the sale of subscriptions supporting our Infrastructure-related offerings increased by 10.9%, or $32.9 million, to $332.9 million for the three months ended November 30, 2014 from $300.0 million for the three months ended November 30, 2013 and is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion and the continued migration of enterprises to our open source Linux platform from proprietary operating systems.

Revenue derived from the sale of subscriptions supporting our Application development-related and other emerging technology offerings increased by 44.7%, or $19.1 million, to $61.8 million for the three months ended November 30, 2014 from $42.7 million for the three months ended November 30, 2013. The increase is primarily due to additional subscriptions for Red Hat JBoss Middleware offerings. We expect the growth rate of revenue derived from our Application development-related and other emerging technology offerings to exceed the growth rate of revenue derived from our Infrastructure-related offerings as our Application development-related and other emerging technology offerings continue to gain broader market acceptance in the enterprise IT environment.

Training and services revenue

Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees received from customers for consulting services regarding our offerings, deployment of Red Hat enterprise technologies and for delivery of added functionality to Red Hat enterprise technologies for our major customers and OEM partners. Total training and services revenue increased by 13.8%, or $7.4 million, to $61.2 million for the three months ended November 30, 2014 from $53.8 million for the three months ended November 30, 2013. The increase is primarily due to services revenue which increased by 15.5%, or $6.0 million, as a result of an increase in consulting engagements driven by increased demand for our open source solutions. Training revenue increased by 9.7%, or $1.5 million, due to increased training related to the introduction of RHEL 7 and for OpenStack. Combined training and services revenue decreased slightly as a percentage of total revenue to 13.4% for the three months ended November 30, 2014 from 13.6% for the three months ended November 30, 2013.

Cost of revenue

Cost of subscription revenue

The cost of subscription revenue primarily consists of expenses we incur to support, distribute and package Red Hat enterprise offerings. These costs include labor-related costs to provide technical support, security updates and fixes, as well as costs for fulfillment, physical media, literature, packaging and shipping. Cost of subscription revenue increased by 16.4%, or $4.0 million, to $28.6 million for the three months ended November 30, 2014 from $24.5 million for the three months ended November 30, 2013. The increase is primarily due to the expansion of our technical staff in order to meet the demands of our growing subscriber base for support, security updates and fixes, and includes additional compensation of $2.7 million. The remaining increase is driven primarily by incremental facilities costs and amortization expense related to technology acquisitions. Gross profit margin on subscriptions was 92.8% for each of the three months ended November 30, 2014 and November 30, 2013. As the number of open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will occur at a rate slower than that of subscription revenue growth due to economies of scale.

Cost of training and services revenue

Cost of training and services revenue is mainly comprised of personnel and third-party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to various types of customers. Cost of training and services revenue increased by 19.3%, or $6.9 million, to $42.8 million for the three months ended November 30, 2014 from $35.9 million for the three months ended November 30, 2013. Costs to deliver our services revenue increased by 21.8%, or $6.1 million, and relate to additional employee compensation and travel associated with additions to our emerging technologies staff. Total costs to deliver training and services as a percentage of training and services revenue was 69.9% and 66.7% for each of the three month periods ended November 30, 2014 and November 30, 2013, respectively.

Gross profit

Gross profit margin decreased to 84.3% for the three months ended November 30, 2014 from 84.8% for the three months ended November 30, 2013 primarily due to an increase in staffing costs to support our emerging cloud offerings, such as OpenStack and OpenShift.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 21.9%, or $33.7 million, to $187.2 million for the three months ended November 30, 2014 from $153.5 million for the three months ended November 30, 2013. This increase was primarily due to a $26.8 million increase in selling costs, which includes $24.3 million of additional employee compensation expense attributable to the expansion of our sales force from the prior year and $1.4 million related to travel. The remaining increase relates to marketing costs, which grew 18.0%, or $6.9 million, for the three months ended November 30, 2014 as compared to the three months ended November 30, 2013. As a result of expanded sales staffing, sales and marketing expense increased as a percentage of revenue to 41.1% for the three months ended November 30, 2014 from 38.7% for the three months ended November 30, 2013.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased by 9.8%, or $8.1 million, to $90.6 million for the three months ended November 30, 2014 from $82.5 million for the three months ended November 30, 2013. The increase in research and development costs primarily resulted from the expansion of our engineering group as a result of both direct hires and business combinations as we continue investing in cloud management and our other emerging technologies. Employee compensation increased by $8.0 million. Research and development expense was 19.9% and 20.8% of total revenue for the three months ended November 30, 2014 and November 30, 2013, respectively.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including information systems, finance, accounting, legal, human resources and facilities expense. General and administrative expense increased by 0.6%, or $0.2 million, to $39.5 million for the three months ended November 30, 2014 from $39.3 million for the three months ended November 30, 2013. General and administrative expense decreased as a percentage of revenue to 8.7% for the three months ended November 30, 2014 from 9.9% for the three months ended November 30, 2013. We expect general and administrative costs to decrease as a percentage of total revenue as we continue to realize and leverage benefits from investments made during the prior fiscal year in process and technology infrastructure enhancements to support our corporate functions.

Interest income

Interest income increased by 39.1%, or $0.6 million, for the three months ended November 30, 2014 as compared to the three months ended November 30, 2013. The increase in interest income for the three months ended November 30, 2014 is attributable to slightly higher prevailing yields earned on larger cash and investment balances.

Interest expense

Interest expense increased by $3.4 million, for the three months ended November 30, 2014 as compared to the three months ended November 30, 2013. The increase in interest expense for the three months ended November 30, 2014 is attributable to the issuance of convertible senior notes which are described in NOTE 15—Convertible Notes to our Consolidated Financial Statements.

Other income (expense), net

Other income (expense), net increased by $1.9 million, for the three months ended November 30, 2014 as compared to the three months ended November 30, 2013. The increase is primarily due to both net gains recognized from the settlement of foreign currency transactions and unrealized net gains recognized from the remeasurement of foreign currency transactions not yet settled during the three months ended November 30, 2014.

Income taxes

During the three months ended November 30, 2014, we recorded $19.6 million of income tax expense, which is based on an estimated annual effective tax rate of 29.0%. Our estimated annual effective tax rate of 29.0% is less than the U.S. federal statutory rate of 35.0% primarily due to foreign income taxed at lower rates.

During the three months ended November 30, 2013, we recorded $9.9 million of income tax expense, which is based on an estimated annual effective tax rate of 27.5%, less a net discrete tax benefit of $4.2 million. Our estimated annual effective tax rate of 27.5%, which excludes the impact of the discrete tax benefit, is less than the U.S. federal statutory rate of 35.0% primarily due to foreign income taxed at lower rates, research tax credits and the domestic production activities deduction.

Nine months ended November 30, 2014 and November 30, 2013

The following table is a summary of our results of operations for the nine months ended November 30, 2014 and November 30, 2013 (in thousands):

	Nine Months Ended (Unaudited)
	November 30, 2014	November 30, 2013	$ Change	% Change
Revenue:
Subscriptions	$1,156,161	$985,279	$170,882	17.3%
Training and services	169,387	148,939	20,448	13.7

Total subscription and training and services revenue	1,325,548	1,134,218	191,330	16.9

Cost of subscription and training and services revenue:
Cost of subscriptions	84,125	71,437	12,688	17.8
As a % of subscription revenue	7.3%	7.3%
Cost of training and services	118,857	100,627	18,230	18.1
As a % of training and services revenue	70.2%	67.6%

Total cost of subscription and training and services revenue	202,982	172,064	30,918	18.0
As a % of total revenue	15.3%	15.2%

Total gross profit	1,122,566	962,154	160,412	16.7

Operating expense:
Sales and marketing	538,576	440,568	98,008	22.2
Research and development	275,817	234,619	41,198	17.6
General and administrative	125,786	111,807	13,979	12.5
Facility exit costs	—	2,171	(2,171)	(100.0)

Total operating expense	940,179	789,165	151,014	19.1

Income from operations	182,387	172,989	9,398	5.4
Interest income	6,048	4,608	1,440	31.3
Interest expense	3,591	114	3,477	3,050.0
Other income, net	1,777	446	1,331	298.4

Income before provision for income taxes	186,621	177,929	8,692	4.9
Provision for income taxes (1)	54,120	44,705	9,415	21.1

Net income	$132,501	$133,224	$(723)	(0.5)%

Gross profit margin-subscriptions	92.7%	92.7%
Gross profit margin-training and services	29.8%	32.4%
Gross profit margin	84.7%	84.8%
As a % of total revenue:
Subscription revenue	87.2%	86.9%
Training and services revenue	12.8%	13.1%
Sales and marketing expense	40.6%	38.8%
Research and development expense	20.8%	20.7%
General and administrative expense	9.5%	9.9%
Facility exit costs	—%	0.2%
Total operating expenses	70.9%	69.6%
Income from operations	13.8%	15.3%
Income before provision for income taxes	14.1%	15.7%
Net income	10.0%	11.7%
Estimated annual effective income tax rate (1)	29.0%	27.5%

(1)	The estimated annual effective tax rate for the nine months ended November 30, 2013 is based on estimated annual ordinary income and excludes a net discrete tax benefit of $4.2 million. See NOTE 5—Income Taxes to our Consolidated Financial Statements for further discussion.

Revenue

Subscription revenue

Subscription revenue increased by 17.3%, or $170.9 million, to $1.16 billion for the nine months ended November 30, 2014 from $985.3 million for the nine months ended November 30, 2013.

Revenue derived from the sale of subscriptions supporting our Infrastructure-related offerings increased by 13.6%, or $117.7 million, to $983.9 million for the nine months ended November 30, 2014 from $866.2 million for the nine months ended November 30, 2013 and is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion and the continued migration of enterprises to our open source Linux platform from proprietary operating systems.

Revenue derived from the sale of subscriptions supporting our Application development-related and other emerging technology offerings increased by 44.6%, or $53.2 million, to $172.2 million for the nine months ended November 30, 2014 from $119.1 million for the nine months ended November 30, 2013. The increase is primarily due to additional subscriptions for Red Hat JBoss Middleware offerings.

Training and services revenue

Total training and services revenue increased by 13.7%, or $20.4 million, to $169.4 million for the nine months ended November 30, 2014 from $148.9 million for the nine months ended November 30, 2013. The increase is primarily due to services revenue which increased by 16.1%, or $17.4 million, as a result of an increase in consulting engagements driven by increased demand for our open source solutions. Combined training and services revenue decreased as a percentage of total revenue to 12.8% for the nine months ended November 30, 2014 from 13.1% for the nine months ended November 30, 2013.

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue increased by 17.8%, or $12.7 million, to $84.1 million for the nine months ended November 30, 2014 from $71.4 million for the nine months ended November 30, 2013. The increase is primarily due to the expansion of our technical staff in order to meet the demands of our growing subscriber base for support, security updates and fixes, and includes additional compensation of $9.4 million. The remaining increase is driven primarily by incremental facilities costs and amortization expense related to technology acquisitions. Gross profit margin on subscriptions was 92.7% for each of the nine months ended November 30, 2014 and November 30, 2013. As the number of open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will occur at a rate slower than that of subscription revenue growth due to economies of scale.

Cost of training and services revenue

Cost of training and services revenue increased by 18.1%, or $18.2 million, to $118.9 million for the nine months ended November 30, 2014 from $100.6 million for the nine months ended November 30, 2013. Costs to deliver our services revenue increased by 21.2%, or $16.7 million, and relate to additional employee compensation and travel associated with additions to our emerging technologies staff as a result of both direct hires and business combinations. Total costs to deliver training and services as a percentage of training and services revenue was 70.2% and 67.6% for each of the nine months month periods ended November 30, 2014 and November 30, 2013, respectively.

Gross profit

Gross profit margin was 84.7% and 84.8% for each of the nine months ended November 30, 2014 and November 30, 2013, respectively. A favorable mix shift, which increased subscription sales relative to total sales was offset by an increase in staffing costs to support our emerging cloud offerings, such as OpenStack and OpenShift.

Operating expenses

Sales and marketing

Sales and marketing expense increased by 22.2%, or $98.0 million, to $538.6 million for the nine months ended November 30, 2014 from $440.6 million for the nine months ended November 30, 2013. This increase was primarily due to a $78.7 million increase in selling costs, which includes $65.3 million of additional employee compensation expense attributable to the expansion of our sales force from the prior year and $5.3 million related to travel. The remaining increase relates to marketing costs, which grew 17.7%, or $19.3 million, for the nine months ended November 30, 2014 as compared to the nine months ended November 30, 2013. As a result of expanded sales staffing, sales and marketing expense increased as a percentage of revenue to 40.6% for the nine months ended November 30, 2014 from 38.8% for the nine months ended November 30, 2013.

Research and development

Research and development expense increased by 17.6%, or $41.2 million, to $275.8 million for the nine months ended November 30, 2014 from $234.6 million for the nine months ended November 30, 2013. The increase in research and development costs primarily resulted from the expansion of our engineering group as a result of both direct hires and business combinations as we continue investing in cloud management and our other emerging technologies. Employee compensation increased by $32.9 million. The remaining increase in research and development costs relates primarily to process and technology infrastructure enhancements, which increased $4.7 million. Research and development expense was 20.8% and 20.7% of total revenue for the nine months ended November 30, 2014 and November 30, 2013, respectively.

General and administrative

General and administrative expense increased by 12.5%, or $14.0 million, to $125.8 million for the nine months ended November 30, 2014 from $111.8 million for the nine months ended November 30, 2013. The increase in general and administrative expenses results from increased compensation-related expense of $10.3 million. The remaining increase includes $4.0 million of transaction costs related to business combinations. General and administrative expense decreased as a percentage of revenue to 9.5% for the nine months ended November 30, 2014 from 9.9% for the nine months ended November 30, 2013. We expect general and administrative costs to decrease as a percentage of total revenue as we continue to realize and leverage benefits from investments made during the prior fiscal year in process and technology infrastructure enhancements to support our corporate functions.

Interest income

Interest income increased by 31.3%, or $1.4 million, for the nine months ended November 30, 2014 as compared to the nine months ended November 30, 2013. The increase in interest income for the nine months ended November 30, 2014 is attributable to slightly higher yields earned on larger cash and investment balances.

Interest expense

Interest expense increased by $3.5 million, for the nine months ended November 30, 2014 as compared to the nine months ended November 30, 2013. The increase in interest expense for the nine months ended November 30, 2014 is attributable to the issuance of convertible senior notes which are described in NOTE 15—Convertible Notes to our Consolidated Financial Statements.

Other income, net

Other income, net increased by $1.3 million, for the nine months ended November 30, 2014 as compared to the nine months ended November 30, 2013. The increase is primarily due to a gain on the sale of an investment during the nine months ended November 30, 2014.

Income taxes

During the nine months ended November 30, 2014, we recorded $54.1 million of income tax expense, which is based on an estimated annual effective tax rate of 29.0%. Our estimated annual effective tax rate of 29.0% is less than the U.S. federal statutory rate of 35.0% primarily due to foreign income taxed at lower rates.

During the nine months ended November 30, 2013, we recorded $44.7 million of income tax expense, which is based on an estimated annual effective tax rate of 27.5%, less a net discrete tax benefit of $4.2 million. Our estimated annual effective tax rate of 27.5%, which excludes the impact of the net discrete tax benefit, is less than the U.S. federal statutory rate of 35.0% primarily due to foreign income taxed at lower rates, research tax credits and the domestic production activities deduction.

LIQUIDITY AND CAPITAL RESOURCES

We derive our liquidity and operating capital primarily from cash flows from operations. Historically, we also received cash from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and follow-on public offerings, and the issuance of convertible notes, including our recent issuance of convertible senior notes with par value totaling $805.0 million described above, in Overview—Convertible note offering and in detail in NOTE 15—Convertible Notes to our Consolidated Financial Statements. At November 30, 2014, we had total cash and investments of $1.65 billion, which was comprised of $884.0 million in cash and cash equivalents, $231.4 million of short-term, available-for-sale, fixed-income investments and $531.1 million of long-term, available-for-sale fixed-income investments. This compares to total cash and investments of $1.49 billion at February 28, 2014

With $884.0 million in cash and cash equivalents on hand, we believe our cash and cash equivalent balances, together with our ability to generate additional cash from operations, should be sufficient to satisfy our cash requirements for the next twelve months and for the foreseeable future. However, we may take advantage of favorable capital market conditions that may arise from time to time to raise additional capital. We presently do not intend to liquidate our short- and long-term investments in debt securities prior to their scheduled maturity dates. However, in the event that we liquidate these investments prior to their scheduled maturities and there are adverse changes in market interest rates or the overall economic environment, we could be required to recognize a realized loss on those investments when we liquidate those investments. At November 30, 2014 and February 28, 2014, net accumulated unrealized gains on our available-for-sale debt securities totaled $0.9 million and $0.5 million, respectively.

Nine months ended November 30, 2014

Cash flows—overview

At November 30, 2014, cash and cash equivalents totaled $884.0 million, an increase of $237.2 million as compared to February 28, 2014. The increase in cash and cash equivalents for the nine months ended November 30, 2014 is primarily the result of operating cash flows which generated $405.4 million and the issuance of our convertible senior notes which generated $790.4 million, net of issuance costs. Partially offsetting cash generated by operations and the issuance of our convertible senior notes were acquisitions of Inktank, eNovance and FeedHenry, which included net cash consideration of $296.1 million, and the repurchase of 8,355,757 shares of our common stock for $535.1 million.

Cash flows from operations

Cash provided by operations of $405.4 million during the nine months ended November 30, 2014 includes net income of $132.5 million, adjustments to exclude the impact of non-cash revenues and expenses, which totaled a $168.7 million net source of cash, and changes in operating assets and liabilities, which totaled a $104.2 million net source of cash. Cash provided by changes in operating assets and liabilities for the nine months ended November 30, 2014 was primarily due to both the growth in billings, which resulted in incremental operating cash flow from an increase in deferred revenue of $58.0 million and the timing of disbursements settlement which increased accounts payable and accrued expenses by $56.2 million.

Cash flows from investing

Cash used in investing activities of $290.2 million for the nine months ended November 30, 2014 includes net cash of $296.1 million used to acquire Inktank, eNovance and FeedHenry and investments in property and equipment of $35.1 million, primarily related to information technology infrastructure and leasehold improvements. These business, property and equipment acquisitions were partially offset by proceeds from net maturities of available-for-sale debt securities of $42.0 million.

Cash flows from financing

Cash provided by financing activities of $151.4 million for the nine months ended November 30, 2014 includes $790.4 million from the issuance of our convertible senior notes, net of issuance costs, proceeds of $79.8 million from issuance of warrants and proceeds from excess tax benefits related to share-based payment arrangements which totaled $4.9 million. Partially offsetting the cash provided by our convertible senior notes issuance and excess tax benefits is $535.1 million used to repurchase 8,355,757 shares of our common stock and $148.0 million used in note hedge transactions. See NOTE 10—Share Repurchase Programs and NOTE 15—Convertible Notes to our Consolidated Financial Statements for further discussion of our share repurchase program and our issuance of convertible senior notes. Payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to restricted share awards vesting during the nine months ended November 30, 2014 totaled $39.3 million.

Investments in debt securities

Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. At November 30, 2014 and February 28, 2014, the vast majority of our investments were priced with the assistance of pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the securities’ market value, including broker quotes or model valuations. Independent price verifications of all of our holdings are performed by the pricing vendors, which we review. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

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

We have utilized, and will continue from time to time to utilize, cash and investments to fund, among other potential uses, purchases of our common stock, purchases of fixed assets, purchases of intangible assets (primarily patents) and mergers and acquisitions. Given our historically strong operating cash flow and the $1.65 billion of cash and investments held at November 30, 2014, we believe our cash and cash equivalent balances, together with our ability to generate additional cash from operations, should be sufficient to satisfy our cash requirements for the next twelve months and for the foreseeable future. However, we may take advantage of favorable capital market conditions that may arise from time to time to raise additional capital.

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

As of November 30, 2014, our cash, cash equivalents and available-for-sale investment securities totaled $1.65 billion, of which $613.7 million was held outside the U.S. Our intent is to reinvest the earnings of foreign subsidiaries indefinitely outside the U.S. to fund both organic growth and acquisitions. For further discussion related to geographic segments, see NOTE 11—Segment Reporting to our Consolidated Financial Statements.

With $1.03 billion or 62.7% of our available cash, cash equivalents and available-for-sale investments, as of November 30, 2014, held within the U.S., we do not anticipate a need to repatriate any foreign earnings for the foreseeable future. However, if cash held outside the U.S. were needed to fund our U.S. operations, under current tax law we would be subject to additional taxes on the portion related to repatriated earnings of our foreign subsidiaries. As of February 28, 2014, cumulative undistributed foreign earnings totaled $296.4 million. For further discussion, see NOTE 11—Income Taxes to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended February 28, 2014.

Off-balance sheet arrangements

As of November 30, 2014 and February 28, 2014, we have no off-balance sheet financing arrangements and do not utilize any “structured debt”, “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency exchange rate fluctuations and changes in the market value of our investments.

Interest rate risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of short-term and long-term investments in a variety of available-for-sale fixed and floating rate debt securities, including both government and corporate obligations and money market funds. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income related to these securities may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or perceived credit risk related to the securities’ issuers. A hypothetical one-half percentage point change in interest rates, assuming a parallel shift of all interest rates, would result in an approximate $0.4 million change in annual interest income derived from investments in our portfolio as of November 30, 2014. For further discussion related to our investments as of November 30, 2014 and February 28, 2014, see NOTE 6—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.

Investment risk

The fair market value of our available-for-sale investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $12.9 million decrease in the fair value of our available-for-sale investment securities as of November 30, 2014. For further discussion related to our investments as of November 30, 2014 and February 28, 2014, see NOTE 6—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.

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

Accounts receivable

No individual customer accounted for 10% or more of our total accounts receivable as of November 30, 2014 or February 28, 2014.

Foreign currency risk

Approximately 42.0% of our revenue for the three months ended November 30, 2014 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component of net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency statements results in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decreases if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from the third quarter of our prior fiscal year ended February 28, 2014, our revenue and operating expenses from non-U.S. operations for the three months ended November 30, 2014 would have been higher than we reported by approximately $13.2 million and $9.8 million, respectively, which would have resulted in income from operations being higher by $3.3 million.

Using the average foreign currency exchange rates for the nine months ended November 30, 2013, our revenue and operating expenses from non-U.S. operations for the nine months ended November 30, 2014 would have been higher than we reported by approximately $12.2 million and $11.3 million, respectively, which would have resulted in income from operations being higher by $0.9 million.

Convertible Senior Notes

In October 2014, we issued $805.0 million of 0.25% convertible senior notes due 2019. The Notes have a fixed annual interest rate of 0.25%, and therefore we do not have economic interest rate exposure on the Notes. However, the fair market value of the Notes is exposed to interest rate risk. Generally, the fair market value of the Notes will increase as interest rates fall and decrease as interest rates rise. For further discussion regarding the fair value of the Notes, see NOTE 15—Convertible Notes to our Consolidated Financial Statements.

In connection with the offering of the Notes, we entered into convertible note hedge transactions and warrant transactions. The convertible note hedge transactions are expected to offset the potential dilution with respect to shares of our common stock upon any conversion of the Notes and/or offset any cash payments that we are required to make in excess of the principal amount of the converted Notes, as the case may be. The warrant transactions will have a dilutive effect with respect to our common stock to the extent that the market price per share of our common stock, as measured under the terms of the warrant transactions, exceeds the applicable strike price of the warrants. However, subject to certain conditions, we may elect to settle all of the warrants in cash. The initial strike price of the warrants is $101.65 per share. The number of shares of our common stock underlying the warrants is 10,965,630 shares, subject to anti-dilution adjustments. The convertible note hedge and warrants are both considered indexed to our common stock and classified as equity; therefore, the convertible note hedge and warrants are not accounted for as derivative instruments.

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

The aggregate notional amount of outstanding forward contracts at November 30, 2014 was $21.4 million. The fair value of these outstanding contracts at November 30, 2014 was a gross less than $0.1 million asset and a gross $0.4 million liability, and is recorded in Other current assets and Accounts payable and accrued expenses, respectively, on our Consolidated Balance Sheets. The forward contracts generally expire within three months of the period ended November 30, 2014. The forward contracts will settle in Australian dollars, Euros, Japanese yen, Norwegian krona, Singapore dollars, Swedish krona, Swiss francs and U.S. dollars.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the FASB issued Accounting Standards Update 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The FASB issued ASU 2014-12 to provide explicit guidance for share-based awards which allow for an employee to vest in an award upon achievement of a performance condition met after completion of a requisite service period regardless of whether the employee is rendering service on the date the performance target is achieved. ASU 2014-12 provides that the performance target should not be reflected in estimating the grant-date fair value of the award but rather compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and recognized prospectively over the remaining requisite service period. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and is effective for us as of the first quarter of the fiscal year ending February 28, 2017. We have not issued such share-based awards and do not believe that this updated standard will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, which is effective for us as of the first quarter of the fiscal year ending February 28, 2018. We are currently evaluating the impact that the implementation of this standard will have on our consolidated financial statements.

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

We regularly commit to our subscription customers that if portions of our offerings are found to infringe any third-party intellectual property rights we will, at our expense and option: (i) obtain the right for the customer to continue to use the technology consistent with their subscription agreement with us; (ii) modify the technology so that it is non-infringing; or (iii) replace the infringing component with a non-infringing component, and indemnify them against specified infringement claims. Although we cannot predict whether we will need to satisfy these commitments and we often have limitations on these commitments, satisfying the commitments could be costly, be time consuming, divert the attention of technical and management personnel, and adversely affect our business, financial condition, operating results and cash flows. In addition, our insurance policies would likely not adequately cover our exposure to this type of claim. Finally, because we have agreed to indemnify our subscription customers against specified infringement claims arising from the use of our offerings, we could become involved in litigation brought against such customers if our services and technology are allegedly implicated.

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

RISKS RELATED TO THE NOTES

The notes are effectively subordinated to any secured debt we incur in the future and to any liabilities of our subsidiaries.

The 0.25% Convertible Senior Notes due 2019 (the “notes”) will rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the notes; equal in right of payment to any of our existing and future indebtedness and other liabilities that are not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness and other liabilities of our subsidiaries (including trade payables). In the event of our bankruptcy, liquidation, reorganization or other winding up, our assets that secure debt ranking senior in right of payment to the notes will be available to pay obligations on the notes only after the secured debt has been repaid in full from these assets, and the assets of our subsidiaries will be available to pay obligations on the notes only after all claims senior to the notes have been repaid in full. There may not be sufficient assets remaining to pay amounts due on any or all of the notes then outstanding.

We may still incur substantially more debt or take other actions that could diminish our ability to make payments on the notes.

We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our future debt instruments, some of which may be secured debt. We are not restricted under the terms of the indenture governing the notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the notes that could have the effect of diminishing our ability to make payments on the notes when due.

We may not have the ability to raise the funds necessary to settle conversions of the notes in cash, repay the notes at maturity or repurchase the notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the notes.

Holders of the notes will have the right to require us to repurchase all or a portion of their notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefor or pay cash with respect to notes being converted or at their maturity.

In addition, our ability to repurchase or to pay cash upon conversions of the notes may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the notes as required by the indenture would constitute a default under the indenture. A fundamental change under the indenture or a default under the indenture could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon conversions thereof.

The conditional conversion feature of the notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the notes is triggered, holders of notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the notes, could have a material effect on our reported financial results.

Accounting Standards Codification Subtopic 470-20, Debt with Conversion and Other Options (“ASC 470-20”), requires an entity to separately account for the liability and equity components of convertible debt instruments (such as the notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s non-convertible debt interest rate. Accordingly, the equity component of the notes is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, we are required to recognize a greater amount of non-cash interest expense in our consolidated income statements in the current and future periods presented as a result of the amortization of the discounted carrying value of the notes to their principal amount over the term of the notes. We will report lower net income (or greater net losses) in our consolidated financial results because ASC 470-20 will require interest to include both the current period’s amortization of the original issue discount and the instrument’s non-convertible interest rate. This could adversely affect our reported or future consolidated financial results, the trading price of our common stock and the trading price of the notes.

In addition, under certain circumstances, in calculating earnings per share, convertible debt instruments (such as the notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares of common stock issuable upon conversion of the notes, if any, are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the notes exceeds their principal amount. Under the treasury stock method, diluted earnings per share is calculated as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, were issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the notes, if any, then our diluted consolidated earnings per share would be adversely affected.

The convertible note hedge and warrant transactions may affect the value of our common stock.

In connection with the sale of the notes, we entered into convertible note hedge transactions with institutions that we refer to as the option counterparties. We also entered into warrant transactions with the option counterparties pursuant to which we sold warrants for the purchase of our common stock. The convertible note hedge transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of notes and/or offset any cash payments we are required to make in excess of the principal amount upon conversion of any notes. The warrant transactions could separately have a dilutive effect to the extent that the market price per share of our common stock exceeds the strike price of the relevant warrants, unless, subject to certain conditions, we elect to settle the warrants in cash.

The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the notes (and are likely to do so during any observation period related to a conversion of notes or following any repurchase of notes by us in connection with any fundamental change repurchase date or otherwise). This activity could cause or avoid an increase or a decrease in the market price of our common stock.

We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the notes or our common stock. In addition, we do not make any representation that the option counterparties or their respective affiliates will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

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

We may issue additional shares of our common stock or instruments convertible into shares of our common stock and thereby materially and adversely affect the market price of our common stock.

We are not restricted from issuing additional shares of our common stock or other instruments convertible into, or exchangeable or exercisable for, shares of our common stock. If we issue additional shares of our common stock or instruments convertible into shares of our common stock, it may materially and adversely affect the market price of our common stock.

We do not intend to pay dividends on our common stock so any returns will be limited to changes in the value of our common stock.

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, our ability to pay cash dividends on our common stock may be prohibited or limited by the terms of any future debt financing arrangement. Any return to stockholders will therefore be limited to the increase, if any, of our stock price.

Conversion of the notes may dilute the ownership interest of existing stockholders, including holders who had previously converted their notes, or may otherwise depress the price of our common stock.

The conversion of the notes into shares of our common stock, to the extent that we choose not to deliver all cash for the conversion value, will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon conversion of the notes could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants due to this dilution or may facilitate trading strategies involving the notes and our common stock.

Provisions of our certificate of incorporation, by-laws and Delaware law may have anti-takeover effects that could prevent a change in control even if the change in control would be beneficial to our stockholders.

Provisions of our certificate of incorporation, by-laws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

•

our Board of Directors has the right to elect directors to fill a vacancy created by the expansion of the Board of Directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board of Directors;

•

stockholders must provide advance notice to nominate individuals for election to the Board of Directors or to propose matters that can be acted upon at a stockholders’ meeting; such provisions may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company; and

•

our Board of Directors may issue, without stockholder approval, shares of undesignated preferred stock; the ability to issue undesignated preferred stock makes it possible for our Board of Directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

Further, as a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the Board of Directors has approved the transaction. Our Board of Directors could rely on Delaware law to prevent or delay an acquisition of us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Information relating to the issuance of the Notes and the warrant transactions entered into by the Company was provided in the Current Report on Form 8-K filed on October 7, 2014. Pursuant to the warrant transactions, the Company sold warrants to acquire, subject to anti-dilution adjustments, 10,965,630 shares of the Company’s common stock and received aggregate proceeds of $79.8 million.

Issuer Purchases of Equity Securities

The table below sets forth information regarding the Company’s purchases of its common stock during its third fiscal quarter ended November 30, 2014:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
September 1, 2014—September 30, 2014	—	$—	—	$80.0 million
October 1, 2014—October 31, 2014	5,704,954	$56.40	5,312,555	$80.0 million
November 1, 2014—November 30, 2014	—	$—	—	$80.0 million

Total	5,704,954		5,312,555

(1)	During the three months ended November 30, 2014, the Company withheld an aggregate of 392,399 shares of its common stock (with a weighted average share price of $55.44) from employees to satisfy minimum tax withholding obligations relating to the vesting of restricted share awards. These shares were not withheld pursuant to the program described in Note (2) below.
(2)	On April 15, 2013, the Company announced that its Board of Directors had authorized the repurchase of up to $300.0 million of Red Hat’s common stock from time to time on the open market or in privately negotiated transactions. The program commenced on April 16, 2013, and will expire on the earlier of (i) March 31, 2015, or (ii) a determination by the Board, Chief Executive Officer or Chief Financial Officer to discontinue the program. No shares were repurchased under this program during the three months ended November 30, 2014.

(3)	The Company used $375.0 million of the net proceeds from the issuance of the Notes during the three months ended November 30, 2014 to repurchase shares of its common stock under an accelerated share repurchase program (the “ASR Agreement”) with Goldman, Sachs & Co. (the “ASR Counterparty”). On October 7, 2014, under the ASR Agreement, the Company paid $375.0 million to the ASR Counterparty and received 5,312,555 shares of its common stock from the ASR Counterparty, which represented 80 percent of the shares the Company would have repurchased assuming an average share price of $56.47 (the Company’s closing share price at October 1, 2014). The total number of shares of common stock that the Company will repurchase under the ASR Agreement will be based on the average of the daily volume-weighted average prices of the Company’s common stock during the term of the ASR Agreement, less a discount. At settlement, the ASR Counterparty may be required to deliver additional shares of the Company’s common stock to the Company or, under certain circumstances, the Company may be required to deliver shares of common stock or make a cash payment to the ASR Counterparty. Final settlement of the ASR Agreement is expected to be completed by February 27, 2015, although the settlement may be accelerated at the ASR Counterparty’s option. For further discussion regarding the Notes and ASR Agreement, see NOTE 15—Convertible Notes and NOTE 10—Share Repurchase Programs to the Consolidated Financial Statements.

ITEM 6.	EXHIBITS

(a) List of Exhibits

Exhibit No.	Exhibit

4.1+	Indenture (including form of Note) with respect to Red Hat’s 0.25% Convertible Senior Notes due 2019, dated as of October 7, 2014, between Red Hat and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2014 (File No. 001-33162))

10.1+	Form of Call Option Confirmation between Red Hat and each Option Counterparty (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2014 (File No. 001-33162))

10.2+	Form of Warrant Confirmation between Red Hat and each Option Counterparty (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2014 (File No. 001-33162))

10.3+	Master Confirmation between Goldman, Sachs & Co. and Red Hat, dated October 2, 2014 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2014 (File No. 001-33162))

10.4+	Supplemental Confirmation between Goldman, Sachs & Co. and Red Hat, dated October 2, 2014 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2014 (File No. 001-33162))

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the registrant’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

Date: January 8, 2015	By:	/S/ JAMES M. WHITEHURST
James M. Whitehurst President and Chief Executive Officer (Duly Authorized Officer on Behalf of the Registrant)

RED HAT, INC.

Date: January 8, 2015	By:	/S/ CHARLES E. PETERS, JR.
Charles E. Peters, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

RED HAT, INC.

Date: January 8, 2015	By:	/S/ MARK E. COOK
Mark E. Cook Vice President Finance and Controller (Principal Accounting Officer)