Form 10-K
period 2015-02-28
RED HAT INC
filed 2015-04-28
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 28, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of August 29, 2014 was approximately $9.5 billion based on the closing price of $60.92 of our common stock as reported by the New York Stock Exchange on August 29, 2014. For purposes of the immediately preceding sentence, the term “affiliate” consists of each director, executive officer and greater than 10% stockholder of the registrant. There were 183,318,650 shares of common stock outstanding as of April 21, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Red Hat, Inc.’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with its annual meeting of stockholders to be held on August 6, 2015 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Certain statements contained in this report and the documents incorporated by reference in this report, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions, and any statement that is not strictly a historical statement could be deemed to be a forward-looking statement (for example, statements regarding current or future financial performance, management’s plans and objectives for future operations, product plans and performance, management’s expectations regarding market risk and market penetration, management’s assessment of market factors or strategies, objectives and plans of Red Hat, Inc. together with its subsidiaries (“Red Hat”) and its partners). Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “will,” and similar expressions, may also identify such forward-looking statements. Red Hat may also make forward-looking statements in other filings made with the Securities and Exchange Commission (“SEC”), press releases, materials delivered to stockholders and oral statements made by management. Investors are cautioned that these forward-looking statements are inherently uncertain, are not guarantees of Red Hat’s future performance and are subject to a number of risks and uncertainties that could cause Red Hat’s actual results to differ materially from those found in the forward-looking statements and from historical trends. These risks and uncertainties include the risks and cautionary statements detailed in Part I, Item 1A, “Risk Factors” and elsewhere in this report as well as in Red Hat’s other filings with the SEC, copies of which may be accessed through the SEC’s web site at http://www.sec.gov. Readers are urged to carefully review these risks and cautionary statements. Moreover, Red Hat operates in a rapidly changing and highly competitive environment. It is impossible to predict all risks and uncertainties or assess the impact of any new risk or uncertainty on our business or any forward-looking statement. The forward-looking statements included in this report represent our views as of the date of this report. We specifically disclaim any obligation to update these forward-looking statements in the future. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this report.

ITEM 1.	BUSINESS

OVERVIEW

Red Hat is a leading global provider of open source software solutions, using a community-powered approach to develop and offer reliable and high-performing operating system, virtualization, middleware, storage and cloud technologies.

Our business model

Development. We employ an open source development model. The open source development model allows us to use the collective input, resources and knowledge of a global community of contributors who can collaborate to develop, maintain and enhance software because the human-readable source code for that software is publicly available and licenses permit modification. We believe this model offers advantages to Red Hat because we are able to develop our offerings by integrating information and knowledge from this global community.

Licensing. We typically distribute our software offerings under open source licenses that permit access to the software’s human-readable source code. These licenses also provide relatively broad rights for recipients of the software to use, copy, modify and redistribute the software. These broad rights afford significant latitude for our customers to inspect, suggest changes, customize and enhance the software to meet specific business needs.

Subscriptions. We provide our software offerings primarily under annual or multi-year subscriptions as well as on-demand through cloud service providers. A subscription generally entitles a customer to, among other things, a specified level of support, as well as new versions of the software, security updates, fixes, functionality enhancements, upgrades to the technology, if and when available, and compatibility with an ecosystem of certified hardware and software. A subscription also includes access to the Red Hat Customer Portal, which provides customers with services such as our knowledge base, product documentation and subscription and account management tools.

Our offerings

Our software offerings are designed to provide customers with high-performing, scalable, flexible, reliable, secure and stable technologies that meet the information technology (“IT”) needs of enterprises and service providers. Customers can also take advantage of the interoperability of our software offerings to build a variety of deployment models for their applications to run, including cloud environments that allow multiple users to access a shared pool of computing resources. Our software offerings include:

Infrastructure-related Offerings

•

Red Hat Enterprise Linux—an operating system platform that runs on a broad range of hardware and is used in physical, virtual, container and cloud environments. We also offer Red Hat Satellite, which is a system for managing multiple instances of Red Hat Enterprise Linux.

•

Red Hat Enterprise Virtualization—software that allows customers to utilize and manage a common hardware infrastructure to run multiple operating systems and applications. Our virtualization offerings are designed to permit customers to optimize resource allocation and operational flexibility in their IT environments.

Application Development-related and Other Emerging Technology Offerings

•

Red Hat JBoss Middleware—a family of offerings used to (i) develop, deploy and manage applications, (ii) integrate applications, data and devices and (iii) automate business processes across physical, virtual, cloud and mobile environments.

•	Red Hat Storage Technologies—software that enables customers to treat physical storage as a scalable, shared, centrally-managed pool of virtual storage.

•

Red Hat cloud offerings—software that enables customers to build and manage various cloud computing environments (virtualized and container-based), including Red Hat CloudForms, Red Hat Enterprise Linux OpenStack Platform, Red Hat Cloud Infrastructure and OpenShift by Red Hat.

We also offer a wide range of services that are designed to help customers derive additional value from Red Hat technologies. Our consulting services assist customers to enable infrastructure, application integration, middleware, storage and cloud solutions. Our support services provide customers with technical support to assist with implementing, configuring and using Red Hat technologies. Our training services help populate customers and partners with skilled Red Hat certified professionals.

Red Hat, Inc. was incorporated in Connecticut in March 1993 as ACC Corp., Inc., which subsequently changed its name to Red Hat Software, Inc. Red Hat Software, Inc. reincorporated in Delaware in September 1998 and changed its name to Red Hat, Inc. in June 1999. Except as otherwise indicated, all references in this report to “we”, “us”, “our”, the “Company”, the “registrant”, or “Red Hat” refer to Red Hat, Inc. and its subsidiaries. Our fiscal year ends on the last day of February, and we identify our fiscal years by the calendar years in which they end. For example, we refer to the fiscal year ended February 28, 2015 as “fiscal 2015.”

OUR BUSINESS

We use the open source software development and licensing model to provide our offerings to customers primarily on a subscription basis. Subscriptions for our offerings are marketed and sold to customers directly and through business partners.

Development and licensing of Red Hat’s open source offerings

The open source software development model allows us to use the collective input, resources and knowledge of a global community of contributors who collaborate to develop, maintain and enhance software. We develop our offerings by working with open source development communities, often in a leadership role. Red Hat sponsors a number of open source communities, including the Ceph community project, the Fedora Project, GlusterFS, the JBoss community projects and OpenShift Origin. We are also an active contributor in other communities such as Linux Kernel, OpenStack and Project Kubernetes. Our role helps us to benefit from the efforts of these communities, which we believe enhances acceptance and support of our offerings and technologies. Additionally, the open and transparent nature of these communities provides our customers and potential customers with access and insights into, and the ability to influence, the future direction of our offerings.

Under the open source licensing model, a software developer distributes the software under an open source license, such as the GNU General Public License (“GPL”) or GNU Lesser General Public License. Open source licenses provide relatively broad rights for recipients of the software to use, copy, modify and redistribute the software. These rights afford significant latitude for recipients to inspect, suggest changes, customize or enhance the software.

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

The scale and efficiency of open source software development has greatly increased through the availability of collaborative technologies and cloud-based tools, such as email lists, websites and code repositories. These technologies have enabled a global community of developers to collaborate on more complex open source projects, many of which are commercially funded.

We believe that open source software is a viable and arguably superior alternative to traditional proprietary software. Open source software, as compared to proprietary software, offers a number of benefits to customers, including:

•	enabling a customer’s in-house development team to collaborate and innovate with a global community of independent developers and testers;

•	providing a customer’s in-house development team access to both binary and source code, and broader rights to copy, modify and redistribute the software;

•	offering a customer greater flexibility through open rather than proprietary protocols and formats;

•	permitting a customer ongoing access to improvements made to the software that are distributed by others; and

•	allowing a customer to inspect and help diagnose problems more easily and customize the software to suit its particular needs.

Subscription business model

We provide our software offerings to our customers primarily under annual or multi-year subscriptions as well as on-demand through cloud service providers. Our subscription business model is designed to provide customers with a comprehensive technology solution for the duration of their subscription. A subscription generally entitles a customer to, among other things, a specified level of support, as well as new versions of the software, security updates, fixes, functionality enhancements, upgrades to the technology, if and when available, and compatibility with an ecosystem of certified hardware and software. A subscription also includes access to the Red Hat Customer Portal, which provides customers with services such as our knowledge base, product documentation and subscription and account management tools. We offer customers subscription options that provide varying levels of customer support. In addition, our customers are eligible to participate in Red Hat’s Open Source Assurance program, which provides certain protections in the event of an intellectual property infringement issue with our offerings.

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

Distribution of Red Hat offerings

We make Red Hat offerings available directly to customers and indirectly through various channels of distribution. Our direct sales channels include our sales force and our web store. Our indirect sales channels include cloud service providers, distributors, embedded technology partners, independent software vendors (“ISVs”), systems integrators (“SIs”), and value added resellers (“VARs”). In addition, hardware original equipment manufacturers (“OEMs”) pre-load and support Red Hat offerings on their hardware products and also sell their hardware together with Red Hat offerings as part of pre-configured solutions. Red Hat Enterprise Linux and Red Hat JBoss Middleware offerings also have gained widespread support from leading ISVs, independent hardware vendors (“IHVs”), and SIs. With the support and tools we make available, many of these companies have engineered and certified that their technologies run on or with Red Hat offerings, and, in some cases, IHVs and ISVs have built their products and solutions using our offerings. We believe widespread support from these companies helps to increase the level of market acceptance and adoption of our offerings.

Support by leading technology providers

To facilitate the widespread deployment of Red Hat offerings, we have focused on gaining broad support for our offerings from technology providers that are critical to enterprises. For example, leading ISVs with applications that run on, or with, our technologies include BMC Software, Inc. (“BMC”), CA, Inc. (“CA”), EMC Corporation (“EMC”), Hewlett-Packard Company (“HP”), International Business Machines Corporation (“IBM”), Microsoft Corporation (“Microsoft”), Oracle Corporation (“Oracle”), SAP AG (“SAP”), SAS Institute Inc. (“SAS”), Symantec Corporation (“Symantec”) and VMware, Inc. (“VMware”). In addition, we have certification and pre-load arrangements with leading hardware vendors including Cisco Systems, Inc. (“Cisco”), Dell Inc. (“Dell”), Fujitsu Limited (“Fujitsu”), HP, Hitachi, Ltd (“Hitachi”), IBM, Lenovo Group Limited (“Lenovo”), and NEC Corporation (“NEC”). We also have certification agreements with leading networking, storage and telecommunication companies including Alcatel-Lucent, Cisco, EMC, Ericsson Inc., HP, Huawei Technologies Co., Ltd., NetApp, Inc. (“NetApp”) and Nokia Corporation. We also have strategic relationships with leading semiconductor and technology companies, such as Advanced Micro Devices, Inc., ARM Holdings plc, Intel Corporation and IBM, and cloud service providers, such as Amazon.com, Inc. (“Amazon”), Fujitsu, Google Inc. (“Google”), IBM, Rackspace Hosting, Inc. (“Rackspace”) and SAVVIS, Inc.

Factors influencing our success

We believe our success is influenced by:

•	the extent to which we can expand the breadth and depth of our offerings;

•	our ability to enhance the value of Red Hat offerings through frequent and continuing innovation while maintaining stable platforms over multi-year periods;

•	our involvement and leadership in key open source communities which enables us to develop, enhance and maintain our offerings;

•

our ability to generate increasing revenue from partners and other strategic relationships, including cloud service providers, distributors, embedded technology partners, IHVs, ISVs, OEMs, SIs, and VARs;

•	our ability to generate new and recurring revenue for Red Hat offerings;

•	the widespread and increasing deployment of open source technologies by enterprises and similar institutions, such as government agencies and universities; and

•	our ability to provide customers with consulting and training services that generate additional revenue.

Geographic areas and segment reporting

As of February 28, 2015, Red Hat had more than 85 locations around the world, including offices in North America, South America, Europe, Asia and Australia. Red Hat has three geographic operating segments: the Americas (U.S., Canada and Latin America), EMEA (Europe, Middle East and Africa) and Asia Pacific. These segments are aggregated into one reportable segment due to the similarity in the nature of offerings, financial performance, economic characteristics (e.g., revenue growth and gross margin), methods of production and distribution and customer classes (e.g., cloud service providers, distributors, resellers and enterprise). See NOTE 2—Summary of Significant Accounting Policies and NOTE 20—Segment Reporting to our Consolidated Financial Statements for further discussion of our operating segments. See Part I, Item 1A, “Risk Factors,” for a discussion of some of the risks attendant to our operations, including foreign operations.

Subscription revenue by product group

Subscription revenue for our Infrastructure-related offerings (Red Hat Enterprise Linux, Red Hat Enterprise Virtualization and related offerings) as a percentage of our total revenue were 74.0%, 76.3% and 77.4% for fiscal 2015, fiscal 2014 and fiscal 2013, respectively. Subscription revenue for our Application Development-related offerings (Red Hat JBoss Middleware) and other emerging technology offerings (including Red Hat Storage Technologies and our cloud offerings) as a percentage of our total revenue were 13.2%, 10.8% and 9.1% for fiscal 2015, fiscal 2014, and fiscal 2013, respectively. For additional financial information about our products and services, see NOTE 20—Segment Reporting to our Consolidated Financial Statements.

Backlog

We define total backlog as the value of non-cancellable subscription and service agreements, including total deferred revenue, which is billed, plus the value of non-cancellable subscription and service agreements to be billed in the future not reflected in our financial statements. The value of non-cancellable subscription and service agreements at February 28, 2015 included deferred revenue classified as a current liability of $1.10 billion and long-term deferred revenue of $387.2 million. The value of non-cancellable subscription and service agreements to be billed in the future not reflected in our financial statements is in excess of $380.0 million. The amount of backlog at February 28, 2015 that we expect to be billed during the fiscal year ending February 29, 2016 is in excess of $230.0 million. At February 28, 2014, the value of non-cancellable subscription and service agreements included deferred revenue classified as a current liability of $966.8 million and long-term deferred revenue of $322.4 million. The value of non-cancellable subscription and service agreements to be billed in the future not reflected in our financial statements at February 28, 2014 was in excess of $270.0 million.

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

BUSINESS STRATEGY

Our business strategy is to partner with our customers as they maintain, migrate or modernize existing infrastructure and utilize new architectures. We enable this through (i) promoting the widespread adoption of Red Hat offerings by customers globally, (ii) expanding our portfolio of virtualization, management and other technology offerings that enable cloud computing, (iii) investing in the development of open source technologies, (iv) pursuing strategic acquisitions and alliances, (v) increasing revenue from our existing customer base, (vi) increasing revenue by promoting a range of services to help our customers derive additional value, (vii) expanding routes to market and (viii) growing our presence in international markets.

Promoting the widespread adoption of Red Hat offerings by customers globally

We believe that our open source offerings are a catalyst for change in the IT industry, enabling new deployments and migrations, which encourage a larger ecosystem of compatible hardware and software solutions. We seek to promote further adoption of our offerings worldwide by enhancing the value of our offerings through frequent and continuing innovations to these offerings while maintaining stable platforms over multi-year periods. We also seek to encourage users of free versions of our technologies to become paying customers by helping these users understand the value of our subscription offerings.

Expanding our portfolio of virtualization, management and other technology offerings that enable cloud computing

We intend to continue to expand our virtualization suite of server, client and management offerings to enable customers to increase their deployments of virtualization in enterprise environments. Additionally, we expect to continue to expand our management and other technology offerings that help our customers to optimize resource allocation and enhance performance and flexibility in cloud computing environments.

Investing in the development of open source technologies

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

Pursuing strategic acquisitions and alliances

We expect to continue to pursue a selective acquisition strategy as opportunities arise to complement and expand our technology offerings and service capabilities. In our fiscal year ended February 28, 2015, we completed the following acquisitions:

•

Inktank Storage, Inc.—A provider of open source storage systems which deliver object and block storage software to enterprises deploying public or private clouds. This acquisition is intended to complement our existing GlusterFS-based storage and Red Hat Enterprise Linux OpenStack Platform offerings.

•	eNovance, SAS—A provider of open source cloud computing services. This acquisition is intended to help us meet growing demand for enterprise OpenStack consulting, design and deployment.

•

FeedHenry Ltd.—A provider of cloud-based enterprise mobile application platforms. This acquisition is intended to expand our portfolio of application development, integration and platform-as-a-service solutions, enabling us to support mobile application development in public and private environments.

We also intend to create and extend our strategic alliances where it is beneficial to our business. To facilitate the widespread deployment of Red Hat offerings, we will continue efforts to build broader and deeper relationships with hardware and software providers and cloud service providers critical to our customers.

Increasing revenue from our existing customer base

We seek to build upon the relationships we have with our current customers in an effort to generate additional revenue by renewing and increasing existing subscriptions and promoting our other technology offerings.

Increasing revenue by promoting a range of services to help our customers derive additional value

We seek to increase revenue by providing additional consulting and other targeted services. We also enable our partners to provide services that promote growth in our subscription revenue. These services are designed to help customers derive additional value from Red Hat offerings.

Expanding routes to market

We intend to continue to grow our direct sales channel as well as our cloud service providers, distributors, embedded technology partners, IHVs, ISVs, OEMs, VARs and other channel partner networks on a global basis. In addition, we are enhancing our relationships with SIs in order to expand our reach to customers that traditionally rely on SIs for advice and recommendations regarding their technology purchases.

Growing our presence in international markets

We have operations in a number of countries in the Americas, EMEA and Asia Pacific, with more than 85 locations worldwide. We expect to continue to expand our operations geographically when appropriate. See NOTE 20—Segment Reporting to our Consolidated Financial Statements for a discussion of our revenue by geographic area.

PRODUCTS AND SERVICES

Red Hat’s software offerings are designed to provide customers with high-performing, scalable, flexible, reliable, secure and stable technologies that meet customers’ IT needs, both on-premise (i.e., running on computers located within a customer’s data center) and in a cloud. Through our offerings, our customers and partners are able to take advantage of the quality and value of open source software that we help to develop, aggregate, integrate, test, certify, deliver, maintain, enhance and support. Our service offerings, directed toward our customers and the leading hardware providers with which we have strategic or channel partner relationships, include consulting, support and training.

Infrastructure-related offerings

Red Hat Enterprise Linux technologies. Red Hat Enterprise Linux is an operating system built with various open source software components, including the Linux kernel, and is designed expressly for enterprise computing to run on a broad range of hardware in physical, virtual, container and cloud environments. An operating system is the software that allows a computer and its various hardware and software components to interact. A worldwide community of developers collaborates to improve Linux software components, and we believe we are able to integrate the best of those improvements into our stable, yet innovative and high-performing Red Hat Enterprise Linux platform. Moreover, Red Hat Enterprise Linux enjoys the support of major OEMs, IHVs, ISVs and other technology partners, increasing the interest of developers in adding further enhancements to the Linux kernel and other open source software components.

Red Hat Enterprise Linux delivers features required for enterprise deployments, including support for a wide range of ISV applications from vendors, such as BMC, CA, EMC, HP, IBM, Microsoft, Oracle, SAP, SAS, Symantec and VMware; certification on multiple architectures and leading OEM platforms, including platforms offered by Cisco, Dell, Fujitsu, HP, Hitachi, IBM, Lenovo and NEC; and comprehensive technical support, with up to 24x7, one-hour response, available from both Red Hat and selected OEM partners.

In addition, Red Hat offers a portfolio of add-ons that extends the features of Red Hat Enterprise Linux. These add-ons, which are designed to tailor a customer’s computing environment to suit its specific requirements, include:

•	High Availability—provides failover services between nodes within a cluster intended to make applications more resistant to downtime.

•	Resilient Storage—enables a shared storage or clustered file system to access the same storage device over a network.

•	Network Load Balancer—provides redundancy for web servers, databases, networking and storage, intended to maximize throughput, decrease response time and increase reliability and uptime.

•	Smart Management—includes management and provisioning modules that allow a customer to provision, patch, configure and control Red Hat Enterprise Linux development, test and production systems.

•	Extended Lifecycle Support—provides software security updates, fixes and support after Red Hat’s published end of life date for certain versions of Red Hat Enterprise Linux.

•	Extended Update Support—extends the support period of a Red Hat Enterprise Linux update for up to 24 months to give customers more flexibility with their resource and deployment cycles.

We believe that these add-ons provide customers with increased features, flexibility and choice.

Red Hat Satellite. Red Hat Satellite is a systems management platform that is designed to make Red Hat Enterprise Linux easier to deploy, scale, and manage. Red Hat Satellite provides broad capabilities for systems provisioning, configuration management, content management and overall security across physical and virtualized servers, as well as on public and private clouds.

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

Red Hat Enterprise Virtualization combines the Kernel-based Virtual Machine (KVM) hypervisor included in the Linux kernel with the oVirt open source virtualization management system to offer customers a platform for large-scale virtualization initiatives and cloud deployments. Red Hat Enterprise Virtualization is designed to support virtual machines running Red Hat Enterprise Linux and its wide ecosystem of certified hardware systems and software applications, as well as Microsoft Windows operating systems and application servers supported under Microsoft Windows Server Virtualization Validation Program (SVVP).

Application Development-related and other emerging technology offerings

Red Hat JBoss Middleware. Red Hat JBoss Middleware is a family of middleware offerings for developing, deploying and managing applications, integrating applications, data and devices, and automating business processes across physical, virtual, cloud and mobile environments. Middleware generally refers to the software that enables the development, operation and integration of applications and other software. Red Hat JBoss Middleware integrates, tests and refines enterprise-ready features from JBoss and other community projects into supported, stable, enterprise-class middleware platforms.

Red Hat JBoss Middleware offerings consist of a number of deployment platforms and tools, including:

•

Red Hat JBoss Enterprise Application Platform—provides an environment for building, hosting and deploying applications and services. It includes features such as clustering, caching, messaging, transaction and a full web services stack.

•	Red Hat JBoss Web Server—provides an enterprise-class web server solution for large-scale websites and lightweight web applications that utilize Apache Tomcat and Apache Web Server.

•	Red Hat JBoss Data Grid—provides a scalable, distributed in-memory data grid that permits cost-effective scaling of big data tiers.

•	Red Hat JBoss Fuse and Red Hat JBoss A-MQ—provides customers messaging and integration tools for distributed applications.

•	Red Hat JBoss Data Virtualization—provides a solution for integration of distributed data sources.

•	Red Hat JBoss Fuse Service Works—provides an environment for deploying and integrating service-oriented architecture services and business processes.

•	Red Hat JBoss BRMS—provides a platform for business rules management and complex event processing.

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

Red Hat Storage Technologies. Red Hat Storage Technologies offer a software-defined storage platform that enables users to treat storage as a virtualized resource across block, object and file system storage for deployment in open, hybrid cloud environments. Red Hat Gluster Storage aggregates disk and memory resources of multiple physical storage resources into a unified storage pool and abstracts physical hardware from users and applications, offering customers the ability to treat physical storage as a scalable, shared, centrally-managed pool of virtual storage for files. Red Hat Ceph Storage technology enables block and object storage from a single scalable distributed computer cluster. Additionally, users of enterprise OpenStack deployments often use Ceph technologies for their storage needs.

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

Utilizing the interoperability of our software technologies, Red Hat provides a number of offerings to assist users in creating cloud computing environments:

•	Red Hat CloudForms—an open hybrid cloud management solution that allows users to deploy, monitor and manage services across cloud service providers, virtualization and container-based solutions.

•

Red Hat Enterprise Linux OpenStack Platform—an infrastructure-as-a-service offering that provides an enterprise-ready cloud foundation built on OpenStack technologies optimized for and integrated with Red Hat Enterprise Linux and Red Hat Enterprise Virtualization.

•

Red Hat Cloud Infrastructure—an offering that combines and integrates Red Hat Satellite, Red Hat Enterprise Virtualization, Red Hat CloudForms and Red Hat Enterprise Linux OpenStack Platform. Red Hat Cloud Infrastructure allows users to build and manage a private or hybrid infrastructure-as-a-service cloud.

•

OpenShift by Red Hat—a cloud application platform (also called “platform-as-a-service”) that automates the hosting, configuration, deployment and administration of application stacks in an elastic cloud environment utilizing Linux containers. OpenShift gives application developers self-service access so they can more easily deploy applications on demand. Customers can use OpenShift Enterprise in a private cloud environment or OpenShift Online, a public version of OpenShift hosted by Red Hat. Customers can also use Red Hat JBoss xPaas services for OpenShift to enable enterprise application development, deployment and integration capability with OpenShift.

Additional Red Hat offerings. Red Hat offerings also include other technologies, such as a realtime operating system, high-performance distributed computing, directory services and user authentication. These offerings broaden customer choice and are components of our open source architecture for the enterprise.

Red Hat consulting, support, and training services

Red Hat offers a range of services that are designed to help our customers derive additional value from Red Hat offerings.

Consulting. We offer the services of experienced consultants focused on our offerings to assist with the technology and strategic infrastructure needs of our customers. Our consulting services include assessments, implementations, upgrade planning, platform migrations, solution integration and application development.

Support. Our Red Hat subscriptions generally include varying levels of technical support to assist customers with implementing, configuring and using Red Hat technologies. In addition, Red Hat’s Customer Portal provides an online method for customers to obtain certified software, access a knowledge base and software update alerts and advisories, as well as interact with our technical support engineers. We also offer a technical account management service for customers that require a more personalized support relationship. The technical account management service is designed to offer a highly skilled, proactive support engineer who understands a customer’s IT infrastructure and serves as a primary point of contact for technical support that is tailored to the customer’s business.

Training. Our training services consist of an array of interactive courses designed to meet the diverse needs of our customers. We deliver courses worldwide in classroom, corporate on-site and online settings. These courses span topics such as system administration, deployment, management and security, and enterprise application development and integration. Certifications include Red Hat Certified Architect, Red Hat Certified

Engineer, Red Hat Certified JBoss Administrator, Red Hat Certified JBoss Developer, Red Hat Certified System Administrator, Red Hat Certified System Administrator in Red Hat OpenStack, Red Hat Certified Virtualization Administrator and Red Hat Certificates of Expertise in a variety of specialties.

By providing consulting and support services that help to enable infrastructure, application integration and middleware solutions both on-premise or in a cloud, we facilitate further adoption and use of our technologies in the enterprise. In addition, our training services help populate customers and partners with skilled Red Hat certified professionals who often serve as internal open source advocates, increasing opportunities for successful adoption and use of our technologies. Our service capabilities promote and reinforce the use of open source technologies as well as our Red Hat brands.

COMPETITION

We compete with a number of large and well-established companies that have significantly greater financial resources, larger development staffs and more extensive marketing and distribution capabilities. We also compete with emerging start-up companies which may be able to innovate and provide products and services faster than we can. No assurance can be given that our efforts to compete effectively will be sufficient.

We believe that the major factors affecting the competitive landscape for our offerings include:

•	the name and reputation of the vendor or competitive offering;

•	the product price, performance, reliability, security and functionality;

•	the alliances of the vendor with major industry hardware and/or software providers;

•	the ability to adapt development, sales, marketing and support to the open source software model;

•	the financial and value relationship of subscription services;

•	the channel strength and number of channel partners of the vendor;

•	the availability of third-party enterprise applications that are compatible with the technology;

•	the breadth of hardware and software ecosystem compatibility;

•	the speed with which customers transition to cloud computing environments and the type of cloud computing environments utilized (public, private or hybrid);

•	the quality of consulting and support services;

•	the number of company reference accounts;

•	the number of cloud service providers;

•	the management framework for administering the software technologies;

•	the ability of the vendor to quickly diagnose software issues and provide patches and other solutions; and

•	the strength of the vendor’s relationships and reputation in the open source community.

With respect to our operating system offerings, our competitors include Microsoft, which offers a hardware-independent, multi-user operating system that competes with Red Hat’s offerings. Moreover, we also compete with HP, IBM, Oracle and Unisys Corporation, each of which offer the UNIX operating system. Many of these competitors bundle competitive operating systems, such as UNIX, with their own hardware and additional software offerings, thereby making it more difficult for us to penetrate their customer bases. With respect to Linux operating systems, our competitors include Micro Focus International plc, with its SUSE brand of Linux, and Oracle’s Linux offering. We also compete with freely available Linux distributions, such as CentOS, Debian, Fedora, openSUSE and Ubuntu.

With respect to our virtualization offerings, our competitors include Citrix Systems, Inc. (“Citrix”), Microsoft, Oracle and VMware. Microsoft and VMware offer virtualization technologies that are certified and supported with Red Hat Enterprise Linux operating system offerings, and Microsoft supports its server operating systems and application servers running on our virtualization offerings.

With respect to our middleware offerings, our competitors include IBM, Microsoft, Oracle and Pivotal Software, Inc. (“Pivotal”). Most of these vendors offer the majority of their middleware products under a typical proprietary software license model. IBM and Oracle often bundle hardware and software for their customers, making it more difficult for us to penetrate their customer bases. Our middleware offering is heavily dependent on the Java computing platform, which is controlled by Oracle.

With respect to our storage offerings, we compete with companies that provide storage products, such as EMC and NetApp. Public cloud service providers, such as Amazon and Rackspace, also offer storage capabilities.

With respect to our cloud technologies, we compete with companies that provide tools for enterprises to create private clouds, such as Citrix, Microsoft, Pivotal and VMware, as well as with companies that provide public clouds and that allow users to consume computing resources as a service without the need to purchase equipment or software, such as Amazon, Google, Microsoft and Rackspace.

With respect to our service offerings, we face competition in the markets for services related to the development, deployment and integration of enterprise technologies. Our competitors in these markets include Accenture plc, HP, IBM and Tata Consultancy Services Limited, as well as other technology consulting companies.

Due to the nature of open source technology, the open source software model is not characterized by the traditional barriers to entry that are found in the proprietary software model. For example, the financial and legal barriers to creating a new Linux distribution are relatively low because the software components typically included in Linux distributions are publicly available under open source licenses that permit copying, modification and redistribution. Anyone can use, copy, modify and redistribute Red Hat Enterprise Linux, Red Hat JBoss Middleware and our other open source offerings. However, they are not permitted to refer to these products as “Red Hat” or “Red Hat JBoss” products unless they have a formal business relationship with us that allows for such references. Moreover, our customers agree that during their support relationship with Red Hat, they will purchase a support subscription based on the number of computer systems, cores, sockets or other units on which they deploy Red Hat’s software. In addition, the primary means by which customers can receive a certified version of Red Hat software, as well as new versions of the software, security updates, fixes, functionality enhancements and upgrades to the technology, if and when available, is to purchase and maintain a current subscription directly from us or our partners with whom we have agreements.

Although we believe that we generally compete on par or favorably with many of our competitors in a number of respects, we believe that a number of our key competitors currently have superior marketing and distribution capabilities. In addition, there are significantly more enterprise infrastructure applications available for competing operating systems technologies, such as Windows, than there are for Red Hat Enterprise Linux. An integral part of our strategy has been to help address these shortcomings by, among other methods, strengthening our existing strategic and channel partner relationships and entering into new ones to expand our marketing and distribution capabilities and by attracting more attention to the open source movement. Also, increasing the adoption of Red Hat technologies should create additional opportunities and incentives for software developers to write more applications that are compatible with Red Hat technologies.

SOFTWARE ENGINEERING AND DEVELOPMENT

We have invested, and intend to continue to invest, significant resources in research and development. We expended $367.9 million, $317.3 million and $263.2 million, in our fiscal years ended February 28, 2015, February 28, 2014, and February 28, 2013, respectively, in research and development costs. We focus and modify our research and development efforts based on our business strategy, the needs of users and changes in the marketplace. Our development efforts are currently focused on adding new or improved functionality to our offerings that is needed by customers or that supports the expansion of our third-party hardware and software ecosystem. However, any upgrades and enhancements are offered on a when-and-if-available basis. Red Hat is also investing in developing new software offerings and enabling new forms of development that are aimed at customers who seek on-premise and public cloud computing solutions. Our software engineers collaborate with open source software development teams working through open source communities, such as the Ceph community project, the Fedora Project, GlusterFS, the JBoss community projects, Linux Kernel, OpenShift Origin, OpenStack and Project Kubernetes. This involvement enables us to remain abreast of, and in some instances lead, certain technical advances, plans for development of new features and timing of releases, as well as other information related to the management of open source projects.

Our software engineers make development contributions to many components comprising Red Hat software offerings, such as Red Hat Enterprise Linux, Red Hat Enterprise Virtualization, Red Hat JBoss Middleware, Red Hat Storage Technologies, Red Hat Cloud Infrastructure and OpenShift by Red Hat, and provide leadership within the various open source communities across many of the core components. Our software engineers also perform extensive testing of Red Hat technologies. We use various industry methods of quality assurance testing to seek to ensure that our technologies are ready for use by our customers when delivered. We also work closely with leading hardware and software vendors to seek to ensure that their hardware and applications will operate effectively with Red Hat platforms.

INTELLECTUAL PROPERTY

Most of our offerings, including Red Hat Enterprise Linux and Red Hat JBoss Middleware, are built primarily from software components licensed to the general public under various open source licenses. While some components are developed by our employees, Red Hat obtains many components from software developed and released by contributors to independent open source software development projects. Open source licenses grant licensees broad permissions to use, copy, modify and redistribute the software. Certain open source licenses, such as the GPL, impose significant limits on a distributor’s ability to license derivative works under more restrictive terms and generally require the distributor to disclose the source code of such works. The inclusion of software components governed by such licenses in our offerings limits our ability to use traditional proprietary software licensing models for those offerings. As a result, while we have substantial copyright interests in our software technologies, open source development and licensing practices may have the effect of limiting the value of our software copyright assets. Consequently, our trademarks may represent our most valuable intellectual property.

We pursue registration of some of our trademarks in the U.S. and in other countries. We have registered the “Red Hat” and “JBoss” trademarks and the Red Hat Shadowman logo in countries in North America, South America, Europe, Asia and Africa as well as in Australia.

Despite our efforts to protect our trademark rights, unauthorized third parties have, in the past, attempted and, in the future, may attempt, to misappropriate our trademark rights. We cannot be certain that we will succeed in preventing such misappropriation of our trade names and trademarks. The laws of some foreign countries do not protect or deter misappropriation of our trademark rights to the same extent as do the laws of the U.S. In addition, while we engage in certain enforcement activity, policing unauthorized use of our trademark rights is difficult, expensive and time-consuming, and our efforts may be inadequate. The loss of any material trademark or trade name could have a material adverse effect on our business, operating results and financial condition.

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

Third parties have, in the past, asserted and, in the future, may assert, infringement claims against us which may result in costly litigation or require us to obtain a license to third-party intellectual property rights. See Part I, Item 3, “Legal Proceedings”. There can be no assurance that such licenses will be available on reasonable terms or at all, which could have a material adverse effect on our business, operating results and financial condition. Red Hat regularly commits to its subscription customers that if portions of our offerings are found to infringe third-party intellectual property rights we will, at our expense and option: (i) obtain the right for the customer to continue to use the technology consistent with their subscription agreement with us; (ii) modify the technology so that its use is non-infringing; or (iii) replace the infringing component with a non-infringing component, and indemnify them against specific types of infringement claims. Although we cannot predict whether we will need to satisfy these commitments and often have limitations on these commitments, satisfying these commitments could be costly and time-consuming and could materially and adversely affect our business, operating results, financial condition and cash flows.

We also generally enter into confidentiality and nondisclosure agreements with our employees and consultants and seek to control access to and distribution of our confidential documentation and other proprietary information.

EMPLOYEES

As of February 28, 2015, Red Hat had approximately 7,300 employees.

AVAILABLE INFORMATION

We maintain a website at www.redhat.com. We make available, free of charge on our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), as soon as reasonably practicable after we electronically file those reports with, or furnish them to, the SEC. We also similarly make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Securities Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. We are not including the information contained at www.redhat.com, or at any other Internet address, as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

Set forth below are certain risks and cautionary statements, which supplement other disclosures in this report. Please carefully consider the following risks and cautionary statements. If any event related to the following risks factors occurs, our business, financial condition, operating results and cash flows could be materially adversely affected.

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

Our current and potential competitors range from large and well-established companies to emerging start-ups. Some of our competitors have significantly greater financial resources and name recognition, larger development and sales staffs and more extensive marketing and distribution capabilities. Certain competitors also bundle hardware and software offerings, making it more difficult for us to penetrate their customer bases. As the enterprise software industry evolves, the competitive pressure for us to innovate encompasses a wider range of products and services, including new offerings that require different expertise than our current offerings. Some competitors may be able to innovate and provide products and services faster than we can.

Given the rapid evolving nature of the enterprise software industry, the competitive landscape and the nature of the competition is constantly changing. Industry consolidation may affect competition by creating larger and potentially stronger competitors in the markets in which we compete. Moreover, other companies may currently be planning to or are under pressure by stockholders to divest businesses. These divestitures may result in additional competitors that may have an advantage by focusing on a single product or service. We also compete in certain areas with our partners and potential partners, and this may adversely impact our relationship with an individual partner or a number of partners.

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

Our success depends in part on our ability to continue to establish and maintain strategic relationships with industry-leading cloud service providers, hardware original equipment manufacturers, independent software vendors and system integrators, such as Amazon.com, Inc., Cisco Systems, Inc., Dell Inc., Fujitsu Limited, Hewlett-Packard Co., International Business Machines Corporation, NEC Corporation, Oracle Corporation, SAP AG and others. Many of these strategic partners have engineered and certified that their products and services run on or with our offerings, and in some cases have built their products using our offerings. We may not be able to maintain these relationships or replace them on attractive terms in the future. Some of our strategic partners offer competing products and services. As a result of these factors, many of the companies with which we have strategic alliances may choose to pursue alternative technologies and develop alternative products and services in addition to or in lieu of our offerings, either on their own or in collaboration with others, including our competitors. Moreover, we cannot guarantee that the companies with which we have strategic relationships will market our offerings effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support. As our agreements with strategic partners terminate or expire, we may be unable to renew or replace these agreements on comparable terms, or at all.

We rely, to a significant degree, on indirect sales channels for the distribution of our offerings, and disruption within these channels could adversely affect our business, financial condition, operating results and cash flows.

We use a variety of different indirect distribution methods for our offerings, including channel partners, such as cloud service providers, distributors, embedded technology partners, hardware original equipment manufacturers, independent software vendors, system integrators and value added resellers. A number of these partners in turn distribute via their own networks of channel partners with whom we have no direct relationship. These relationships allow us to offer our technologies to a much larger customer base than we would otherwise be able through our direct sales and marketing efforts.

We rely, to a significant degree, on each of our channel partners to select, screen and maintain relationships with its distribution network and to distribute our offerings in a manner that is consistent with applicable law and regulatory requirements and our quality standards. If our channel partners or a partner in its distribution network violate applicable law or regulatory requirements or misrepresent the functionality of our offerings, our reputation could be damaged and we could be subject to potential liability. Furthermore, our channel partners may offer their own products and services that are competitive with our offerings or may not distribute and market our offerings effectively. Moreover, our existing channel partner relationships do not, and any future channel partner relationships may not, afford us any exclusive marketing or distribution rights. In addition, if a channel partner is acquired by a competitor or its business units are reorganized or divested, our revenue derived from that partner may be adversely impacted.

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

A portion of our sales to government entities have been made indirectly through our channel partners. Government entities may have statutory, contractual, or other legal rights to terminate contracts with our channel partners for convenience or due to a default, and any such termination may adversely impact our future operating results. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our offerings, a reduction of revenue or fines or civil or criminal liability if the audit uncovers improper or illegal activities.

If our indirect distribution channel is disrupted, we may be required to devote more resources to distribute our offerings directly and support our customers, which may not be as effective and could lead to higher costs, reduced revenue and growth that is slower than expected.

We have entered into and may continue to enter into or seek to enter into business combinations and acquisitions, which may be difficult to complete and integrate, disrupt our business, divert management’s attention, adversely affect our business, financial condition, operating results and cash flows or dilute stockholder value.

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

•	Increasing or additional operating expenses related to the acquired business or technology;

•	Maintaining or establishing acceptable standards, controls, procedures and policies;

•	Disrupting of our ongoing business and distraction of management;

•

Impairing relationships with our employees, partners or customers as a result of any integration of new management and other personnel, products or technology or as a result of the changes in the competitive landscape affected by the transaction;

•	Maintaining good relationships with customers or business partners of the acquired business;

•	Effectively evaluating talent at an acquired business or cultural challenges associated with integrating employees from the acquired business into our organization;

•	Losing key employees of the acquired business;

•	Incorporating and further developing acquired products or technology into our offerings and maintaining quality standards consistent with our brands;

•

Achieving the expected benefits of the transaction, which may include generating greater market acceptance of our technologies, increasing our revenues or integrating the assets acquired into one or more of our current offerings;

•	Incurring expenses related to the transaction;

•	Assuming claims and liabilities from the acquired business or technology, or that are otherwise related to the transaction;

•	Entering into new markets in which we have little or no experience or in which competitors may have stronger market positions;

•	Impairing of intangible assets and goodwill acquired in transactions; and

•

For foreign transactions, managing additional risks related to the integration of operations across different cultures and languages, and the economic, political, compliance and regulatory risks associated with specific countries.

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

We have expanded our operations rapidly in recent years. For example, our total revenue increased from $1.53 billion for the fiscal year ended February 28, 2014 to $1.79 billion for the fiscal year ended February 28, 2015. Moreover, the total number of our employees increased from approximately 6,300 as of February 28, 2014 to approximately 7,300 as of February 28, 2015. In addition, we continue to explore ways to extend our offerings and geographic reach. Our growth has placed and will likely continue to place a strain on our management systems, information systems, resources and internal controls. Our ability to successfully provide our offerings and implement our business plan requires adequate information systems and resources, internal controls and oversight from our senior management. As we expand in international markets, these challenges increase as a result of the need to support a growing business in an environment of multiple languages, cultures, customs, legal systems, dispute resolution systems, regulatory systems and commercial practices. As we grow, (i) we may not be able to adequately screen and hire or adequately train, supervise, manage or develop sufficient personnel, and (ii) we may not be able to develop or effectively manage our controls, oversight functions or information systems. If we are unable to effectively manage our growth, our business, financial condition, operating results and cash flows could be adversely affected.

Industry consolidation and divestitures may lead to increased competition and may adversely affect our business, financial condition, operating results and cash flows.

There has been a trend of both consolidation and divestitures in the technology industry. We expect these trends to continue as companies attempt to strengthen or hold their market positions in an evolving industry. For example, as the computing, networking, storage, and software technologies that comprise the enterprise data center converge, many companies seek to position themselves as key or single-source vendors providing end-to-end technology solutions for the data center. Also, some of our current and potential competitors have made acquisitions or announced new strategic alliances designed to position them as a key or single-source vendor. As a result of these developments, we face greater competition, including competition from entities that are among our key business partners. This increased competition could adversely affect our business, financial condition, operating results and cash flows.

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

Our ability to retain key management personnel or hire capable new management personnel as we grow may be challenged to the extent that other companies are able to offer more attractive opportunities to the individuals we seek to hire or retain. In addition, historically we have used share-based compensation as a key component of our compensation packages. Changes in the accounting for share-based compensation could adversely affect our earnings or make it more beneficial for us to use more cash compensation to attract and retain capable personnel. If the price of our common stock falls, the value of our share-based awards to recipients is reduced. Such events, or if we are unable to secure stockholder approval for increases in the number of shares eligible for share-based compensation grants, could adversely affect our ability to successfully attract and retain key management personnel. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key management personnel could hinder our strategic planning and execution.

We depend on our key non-management employees, and our inability to attract and retain such employees could adversely affect our business or diminish our brands.

Competition in our industry for qualified employees, especially technical employees, is intense and our competitors directly target our employees. Our inability to attract and retain key employees could hinder our influence in open source projects and seriously impede our success. Moreover, the loss of these individuals, particularly to a competitor, some of which may be in a position to offer greater compensation, and any resulting loss of customers could reduce our market share and diminish our brands. We have from time to time in the past experienced, and we may experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, that they have divulged proprietary or other confidential information, or that their former employers own their inventions or other work product.

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

We believe that a critical contributor to our success has been our corporate culture, which we believe fosters innovation, creativity and collaboration. As our organization grows, our employees (including remote workers) and our resources become more globally dispersed and our organizational management structures become more complex, we may find it increasingly difficult to maintain these beneficial aspects of our corporate culture. If we are unable to maintain our corporate culture, we may find it difficult to attract and retain motivated employees, continue to perform at current levels or execute on our business strategy. As a result, our business, financial condition, operating results and cash flows could be adversely affected.

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

As technologies and the markets for our enterprise offerings change, our subscription-based business model may no longer meet the needs of our customers. For example, a business model based on annual or multi-year subscriptions may no longer be competitive in an environment where disruptive technologies (such as virtualization and cloud) enable customers to consume computing resources on an hourly basis or for free. We also develop and offer these disruptive technologies with consumption-based pricing, which may have an effect on the demand for our subscription-based offerings.

An increased focus on developing and providing virtualization, storage and cloud offerings may require a greater focus on marketing more holistic solutions, rather than individual offerings. Consequently, we may need to develop appropriate marketing and pricing strategies for our offerings, our customers’ purchasing decisions may become more complex and require additional levels of approval and the duration of sales cycles for our offerings may increase.

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

The competitive position of our offerings is dependent on their compatibility with products and services of third-party enterprise hardware and software companies. To the extent that a hardware or software vendor might have or develop products and services that compete with ours, the vendor may have an incentive to seek to limit the performance, functionality or compatibility of our offerings when used with one or more of the vendor’s offerings. In addition, these vendors may fail to support or issue statements of compatibility or certification of our offerings when used with their offerings. We intend to encourage the development of additional applications that operate on both current and new versions of our offerings by, among other means, attracting third-party developers to our offerings, providing open source tools to create these applications and maintaining our existing developer relationships through marketing and technical support. We intend to encourage the compatibility of our software with various third-party hardware and software offerings by maintaining and expanding our relationships, both business and technical, with relevant independent hardware and software vendors. If we are not successful in achieving these goals, however, our offerings may not be competitive and our business, financial condition, operating results and cash flows may be adversely affected.

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

In addition, errors in our technologies could cause system failures, loss of data or other adverse effects for our customers who may assert warranty and other claims for substantial damages against us. Although our agreements with our customers often contain provisions which seek to limit our exposure to potential product liability claims, it is possible that these provisions may not be effective or enforceable under the laws of some jurisdictions. While we seek to insure against these types of claims, our insurance policies may not adequately limit our exposure to such claims. These claims, even if unsuccessful, could be costly and time-consuming to defend and could adversely affect our business, financial conditions, operating results and cash flows.

Our virtualization, storage and cloud offerings are based on emerging technologies and business models, and the potential market for these offerings remains uncertain.

Our virtualization, storage and cloud offerings are based on emerging technologies and business models, the success of which will depend on the perceived technological and operational benefits and cost savings associated with the adoption of these technologies. Virtualization, storage and cloud technologies are rapidly evolving, and their development is a complex and uncertain process requiring high levels of innovation and investment as well as the accurate anticipation of technology trends, market demand and customer needs. We expect competition to remain intense and, as with many emerging IT sectors, these technologies may be subject to a “first mover” effect pursuant to which certain product offerings rapidly capture a significant portion of market share and developer attention. Moreover, we may make errors in reacting to relevant business trends and predicting which technologies are successful or otherwise develop into industry standards.

Adoption of virtualization, storage and cloud offerings may occur more slowly or less pervasively than we expect and the revenue growth associated with these offerings may be slower than currently expected. Moreover, even if virtualization, storage and cloud technologies are adopted widely by enterprises, our offerings in these areas may not attract a sufficient number of users or generate attractive financial results. We incur expenses associated with these offerings in advance of our ability to generate associated revenue. Demand for our virtualization, storage and cloud offerings may unfavorably impact demand for our other offerings, including software subscriptions and related professional services. If the market for our virtualization, storage and cloud offerings fails to develop adequately, it could have an adverse effect on our business, financial condition, operating results and cash flows.

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

Our business involves the production and distribution of enterprise software technologies, as well as hosting applications. As part of our business, we (or third parties with whom we contract) receive, store and process our data, as well as our customers’ and partners’ data. While we take security and testing measures relating to our offerings and operations, those measures may not prevent security breaches and data loss that could harm our business or the businesses of our customers and partners. Advances in computer capabilities, new discoveries in the field of cryptography, inadequate technology or facility security measures or other factors may result in data loss or a compromise or breach of our systems and the data we receive, store and process (or systems and the data received, stored and processed by third parties with whom we contract). These security measures may be breached or data lost as a result of actions by third parties, employee error (such as weak passwords or unencrypted devices), malfeasance or vulnerabilities or security bugs found in software code. A party who is able to circumvent security measures or exploit inadequacies in security measures, could, among other things, misappropriate proprietary information (including information about our employees, customers and partners, our customers’ information, financial data and data that others could use to compete against us), cause the loss or disclosure of some or all of this information, cause interruptions or denial of service in our or our customers’ operations, cause delays in development efforts or expose customers (and their customers) to computer viruses or other disruptions or vulnerabilities. A compromise to these systems could remain undetected for an extended period of time, exacerbating the impact of that compromise. These risks may increase as we continue to grow our cloud and services offerings and as we receive, store and process more of our customers’ data. Actual or perceived vulnerabilities may lead to regulatory investigations, claims against us by customers, partners or other third parties, or costs, such as those related to providing customer notifications and fraud monitoring. While our customer agreements typically contain provisions that seek to limit our liability, there is no assurance these provisions will be enforceable and effective under applicable law. In addition, the cost and operational consequences of implementing further data protection measures could be significant. Moreover, because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any loss of data or compromise of our systems or the data we receive, store or process (or systems and the data received, stored and processed by third parties with whom we contract) could result in a loss of confidence in the security of our offerings, damage our reputation, loss of channel or strategic partners, lead to legal liability and adversely affect our business, financial condition, operating results and cash flows.

We are vulnerable to technology infrastructure failures, which could harm our reputation and adversely affect our business.

We rely on our technology infrastructure, and the technology infrastructure of third parties, for many functions, including selling our offerings, supporting our partners, fulfilling orders and billing, collecting and making payments. This technology infrastructure may be vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, terrorist attacks, computer intrusions, vulnerabilities and viruses, software errors, computer denial-of-service attacks and other events. A significant number of the systems making up this infrastructure are not redundant, and our disaster recovery planning may not be sufficient for every eventuality. This technology infrastructure may fail or be vulnerable to damage or interruption because of actions by third parties or employee error or malfeasance. We may not carry business interruption insurance sufficient to protect us from all losses that may result from interruptions in our services as a result of technology infrastructure failures or to cover all contingencies. Any interruption in the availability of our websites and on-line interactions with customers or partners may cause a reduction in customer or partner satisfaction levels, which in turn could cause additional claims, reduced revenue or loss of customers or partners. Despite any precautions we may take, such problems could result in, among other consequences, a loss of data, loss of confidence in the stability and reliability of our offerings, damage to our reputation, and legal liability, all of which may adversely affect our business, financial condition, operating results and cash flows interruptions.

A decline in or reprioritization of funding in the U.S. or foreign government budgets or delays in the budget process could adversely affect our business, financial condition, operating results and cash flows.

We derive, and expect to continue to derive, a portion of our revenue from U.S. and foreign governments. Government deficit reduction and austerity measures, along with continued economic challenges, continue to place pressure on U.S. and foreign government spending. The termination of, or delayed or reduced funding for, government-sponsored programs and contracts from which we derive revenue could adversely affect our business, financial condition, operating results and cash flows.

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

RISKS RELATED TO LEGAL UNCERTAINTY

If our technologies are found or alleged to infringe third-party intellectual property rights, we may be required to take costly and time-consuming actions to meet our commitments to customers.

We regularly commit to our subscription customers that if portions of our offerings are found to infringe third-party intellectual property rights we will, at our expense and option: (i) obtain the right for the customer to continue to use the technology consistent with their subscription agreement with us; (ii) modify the technology so that its use is non-infringing; or (iii) replace the infringing component with a non-infringing component, and indemnify them against specified infringement claims. Although we cannot predict whether we will need to satisfy these commitments and we often have limitations on these commitments, satisfying the commitments could be costly, be time-consuming, divert the attention of technical and management personnel, and adversely affect our business, financial condition, operating results and cash flows. In addition, our insurance policies would likely not adequately cover our exposure to this type of claim. Finally, because we have agreed to indemnify our subscription customers against specified infringement claims arising from the use of our offerings, we could become involved in litigation brought against such customers if our services and technology are allegedly implicated.

We are vulnerable to claims that our technologies infringe third-party intellectual property rights and an unfavorable legal decision affecting our intellectual property could adversely affect our business.

We are vulnerable to claims that our technologies infringe third-party intellectual property rights, including patents, copyrights, trademarks and trade secrets, because our technologies are comprised of software components, many of which are developed by numerous independent parties. We are also unlikely to be able to assess adequately the relevance of patents to our technologies, and may be unable to take appropriate responsive action in a timely or economic manner because, among other reasons, the scope of software patent protection is often not well defined or readily determinable, patent applications in the U.S. are not publicly disclosed at the time of filing, and the number of software patents that are issued each year is significant and growing. Our exposure to risks associated with the use of intellectual property may increase as a result of acquisitions. In addition, third parties may make infringement and similar or related claims after we have acquired technology that had not been asserted prior to our acquisition of such technology.

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

Defending patent and other intellectual property claims, even claims without significant merit, can be time-consuming, costly and can divert the attention of technical and management personnel. We may receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurances that favorable final outcomes will be obtained in all cases. We may decide to settle certain lawsuits and disputes on terms that are disadvantageous to us. Similarly, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that may not be reversed upon appeal. The terms of such a settlement or judgment may require us to cease offering certain of our technologies or pay substantial amounts to the other party. In addition, we may have to seek a license to continue offering technologies found to be in violation of a third party’s rights, which may not be available on reasonable terms, or at all, and may significantly increase our operating costs and expenses. As a result, we may also be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative non-infringing technology or practices could require significant effort and expense or may not be feasible.

An unfavorable legal decision regarding the intellectual property in and to our technology and other offerings could adversely affect our business, financial condition, operating results and cash flows. See Part I, Item 3, “Legal Proceedings” for additional information.

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

Lawsuits or legal proceedings may be commenced against us. These disputes and proceedings may involve significant expense and divert the attention of management and other employees. If we do not prevail in these matters, we could be required to pay substantial damages or settlement costs, which could adversely affect our business, financial condition, operating results and cash flows. See Part I, Item 3, “Legal Proceedings” for additional information.

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

Our contracts with our customers may include specialized performance requirements. In particular, our contracts with federal, state, provincial and local governmental customers are subject to various government certification requirements, procurements regulations, contract provisions and other requirements relating to their formation, administration and performance. Any failure by us or our channel partners to comply with the specific provisions in our customer contracts or any violation of government contracting regulations by us or our channel partners could result in the imposition of various civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments and, in the case of our government contracts, fines and suspension from future government contracting. In addition, we may be subject to qui tam litigation, the process by which a private individual sues or prosecutes on behalf of the government relating to government contracts and shares in the proceeds of any successful litigation or settlement, which could include claims for up to treble damages. Further, any negative publicity related to our customer contracts or any proceedings surrounding them, regardless of its accuracy, may damage our business and affect our ability to compete for new contracts. There is increased pressure for governments and their agencies, both domestically and internationally, to reduce spending. If our customer contracts are terminated, if we are suspended from government work, if we are unable to meet government certification requirements, or if our ability to compete for new contracts is adversely affected, we could suffer an adverse effect on our business, financial condition, operating results and cash flows.

We may be subject to legal liability associated with providing online services or content.

We provide offerings, such as OpenShift by Red Hat, that enable users to exchange information, advertise products and services, conduct business, and engage in various online activities. The law relating to the liability of providers of these online offerings for activities of their users is relatively unsettled and still developing both in the U.S. and internationally and may be significantly different from jurisdiction to jurisdiction. Claims could be brought against us based on the nature and content of information that we publish or to which we provide links or that may be posted online or generated by us or by third parties, including our customers. In addition, we could be subject to domestic or international actions alleging that certain content we have generated or third-party content that we have made available within our services violates applicable law.

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

We may not be able to meet the financial and operational challenges that we will encounter as our international operations, which represented approximately 42.8% of our total revenue for the fiscal year ended February 28, 2015, continue to expand.

Our international operations accounted for approximately 42.8% of total revenue for the fiscal year ended February 28, 2015. As we expand our international operations, we may have difficulty managing and administering a globally dispersed business and we may need to expend additional funds to, among other activities, reorganize our sales force and technical support services team, outsource or supplement general and administrative functions, staff key management positions, obtain additional information technology infrastructure and successfully localize offerings for a significant number of international markets, which may adversely affect our operating results. Additional challenges associated with the conduct of our business globally that may adversely affect our operating results include:

•	Fluctuations in exchange rates;

•	Pricing environments;

•	Longer payment cycles and less financial stability of customers;

•	Economic, political, compliance and regulatory risks associated with specific countries;

•	Laws and policies of the U.S. and other jurisdictions affecting trade, foreign investment, loans, and taxes;

•	Difficulty selecting and monitoring channel partners;

•	Lower levels of availability or use of the Internet, through which our software is often delivered;

•

Difficulty protecting our intellectual property rights globally due to, among other reasons, the uncertainty of laws and enforcement in certain countries relating to the protection of intellectual property rights;

•	Difficulty in staffing, developing and managing foreign operations as a result of distance, language, legal, cultural and other differences;

•	Different employee/employer relationships and the existence of works councils and labor unions;

•	Difficulty maintaining quality standards consistent with the our brands;

•	Export and import laws and regulations that could prevent us from delivering our offerings into and from certain countries;

•	Public health risks and natural disasters, particularly in areas in which we have significant operations;

•	Limitations on the repatriation and investment of funds and foreign currency exchange restrictions;

•	Changes in import/export duties, quotas or other trade barriers that could affect the competitive pricing of our offerings and reduce our market share in some countries; and

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

During our fiscal year ended February 28, 2015, a substantial portion of our subscription revenue was derived from our Red Hat Enterprise Linux offerings. Although we are continuing to develop other offerings, we expect that revenue from Red Hat Enterprise Linux will constitute a majority of our revenue for the foreseeable future. Declines and variability in demand for Red Hat Enterprise Linux could occur as a result of:

•	competitive products and pricing;

•	failure to release new or enhanced versions of Red Hat Enterprise Linux on a timely basis, or at all;

•	technological change that we are unable to address with Red Hat Enterprise Linux; or

•	future economic conditions.

Additionally, as more customers and potential customers virtualize their data centers and move computing projects to cloud environments, demand for operating systems such as Red Hat Enterprise Linux may decline. Moreover, as data centers become more virtualized and move to cloud environments, we may experience a decline in growth if we are unsuccessful in adapting our business model and offerings accordingly. Due to the concentration of our revenue from Red Hat Enterprise Linux, our business, financial condition, operating results and cash flows could be adversely affected by a decline in demand for Red Hat Enterprise Linux.

We are subject to risks of currency fluctuations and related hedging operations.

A portion of our business is conducted in currencies other than the U.S. dollar. Changes in exchange rates among other currencies and the U.S. dollar may affect our revenue, operating expenses and operating margins, which are reported in U.S. dollars. We cannot predict the impact of future exchange rate fluctuations. As we expand international operations, our exposure to exchange rate fluctuations may increase. We use financial instruments, primarily forward purchase contracts, to economically hedge currency commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. If these hedging activities are not successful or we change or reduce these hedging activities in the future, we may experience significant unexpected expenses from fluctuations in exchange rates. For information regarding our hedging activity, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”.

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

If we fail to maintain an effective system of disclosure controls or internal control over financial reporting, including satisfaction of the requirements of the Sarbanes-Oxley Act, we may not be able to accurately or timely report on our financial results or adequately identify and reduce fraud. As a result, the financial condition of our business could be adversely affected; current and potential future stockholders could lose confidence in us and/or our reported financial results, which may cause a negative effect on our trading price; and we could be exposed to litigation or regulatory proceedings, which may be costly or divert management attention.

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

We maintain an investment portfolio of various holdings, types and maturities. Our portfolio as of February 28, 2015 consisted primarily of money market funds, U.S. government and agency securities, European sovereign and agency securities with a rating of AA or higher, certificates of deposit, and corporate securities. Although we follow an established investment policy and seek to minimize the risks associated with our investments by investing primarily in investment grade, highly liquid securities and by limiting the amounts invested with any one institution, type of security or issuer, we cannot give assurances that the assets in our investment portfolio will not lose value or become impaired, or that our interest income will not decline.

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

The occurrence of one or more epidemics, geo-political events (such as civil unrest or terrorist attacks), Internet and power outages or natural disasters in a country in which we operate or in which technology industry suppliers or our customers are located, could adversely affect our business, financial condition, operating results and cash flows. Such events could result in physical damage to, or the complete loss of, one or more of our facilities, the lack of an adequate work force in a market, the inability of our customers to access our offerings, the inability of our associates to reach or have transportation to our facilities directly affected by such events, the evacuation of the populace from areas in which our facilities are located, changes in the purchasing patterns of our customers, the temporary or long-term disruption in the supply of computer hardware and related components, the disruption or delay in the manufacture and transport of goods globally, the disruption of utility services to our facilities or to suppliers, partners or customers, or disruption in our communications with our customers.

RISKS RELATED TO THE CONVERTIBLE NOTES

The convertible notes are effectively subordinated to any secured debt we incur in the future and to any liabilities of our subsidiaries.

In October 2014, we issued $805.0 million of 0.25% Convertible Senior Notes due 2019 (the “convertible notes”). The convertible notes will rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the convertible notes; equal in right of payment to any of our existing and future indebtedness and other liabilities that are not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness and other liabilities of our subsidiaries (including trade payables). In the event of our bankruptcy, liquidation, reorganization or other winding up, our assets that secure debt ranking senior in right of payment to the convertible notes will be available to pay obligations on the convertible notes only after the secured debt has been repaid in full from these assets, and the assets of our subsidiaries will be available to pay obligations on the convertible notes only after all claims senior to the convertible notes have been repaid in full. There may not be sufficient assets remaining to pay amounts due on any or all of the convertible notes then outstanding.

We may still incur substantially more debt or take other actions that could diminish our ability to make payments on the convertible notes.

We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our future debt instruments, some of which may be secured debt. We are not restricted under the terms of the indenture governing the convertible notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the convertible notes that could have the effect of diminishing our ability to make payments on the convertible notes when due.

We may not have the ability to raise the funds necessary to settle conversions of the convertible notes in cash, repay the convertible notes at maturity or repurchase the convertible notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the convertible notes.

Holders of the convertible notes will have the right to require us to repurchase all or a portion of their convertible notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the convertible notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the convertible notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the convertible notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the convertible notes surrendered therefor or pay cash with respect to the convertible notes being converted or at their maturity.

In addition, our ability to repurchase or to pay cash upon conversions of the convertible notes may be limited by law, regulatory authority or agreements governing our future indebtedness and is dependent on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our failure to repurchase the convertible notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the convertible notes as required by the indenture would constitute a default under the indenture. A fundamental change under the indenture or a default under the indenture could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the convertible notes or make cash payments upon conversions thereof.

The conditional conversion feature of the convertible notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the convertible notes is triggered, holders of the convertible notes will be entitled to convert the convertible notes at any time during specified periods at their option. If one or more holders elect to convert their convertible notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their convertible notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the convertible notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the convertible notes, could have a material effect on our reported financial results.

Accounting Standards Codification Subtopic 470-20, Debt with Conversion and Other Options (“ASC 470-20”), requires an entity to separately account for the liability and equity components of convertible debt instruments (such as the convertible notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s non-convertible debt interest rate. Accordingly, the equity component of the convertible notes is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the convertible notes. As a result, we are required to recognize a greater amount of non-cash interest expense in our consolidated income statements in the current and future periods presented as a result of the amortization of the discounted carrying value of the convertible notes to their principal amount over the term of the convertible notes. We will report lower net income (or greater net losses) in our consolidated financial results because ASC 470-20 will require interest to include both the current period’s amortization of the original issue discount and the instrument’s non-convertible interest rate. This could adversely affect our reported or future consolidated financial results, the trading price of our common stock and the trading price of the convertible notes.

In addition, under certain circumstances, in calculating earnings per share, convertible debt instruments (such as the convertible notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares of common stock issuable upon conversion of the convertible notes, if any, are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the convertible notes exceeds their principal amount. Under the treasury stock method, diluted earnings per share is calculated as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, were issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the convertible notes, if any, then our diluted consolidated earnings per share would be adversely affected.

The convertible note hedge and warrant transactions may affect the value of our common stock.

In connection with the sale of the convertible notes, we entered into convertible note hedge transactions with institutions that we refer to as the option counterparties. We also entered into warrant transactions with the option counterparties pursuant to which we sold warrants for the purchase of our common stock. The convertible note hedge transactions are expected to offset the potential dilution to our common stock upon any conversion of convertible notes and/or offset any cash payments we are required to make in excess of the principal amount upon conversion of any convertible notes. The warrant transactions could separately have a dilutive effect to the extent that the market price per share of our common stock exceeds the strike price of the relevant warrants, unless, subject to certain conditions, we elect to settle the warrants in cash.

The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the convertible notes (and are likely to do so during any observation period related to a conversion of convertible notes or following any repurchase of convertible notes by us in connection with any fundamental change repurchase date or otherwise). This activity could suppress or inflate the market price of our common stock.

We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the convertible notes or our common stock. In addition, we do not make any representation that the option counterparties or their respective affiliates will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.

We are subject to counterparty risk with respect to the convertible note hedge transactions.

The option counterparties are financial institutions or affiliates of financial institutions, and we will be subject to the risk that these option counterparties may default under the convertible note hedge transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. If one or more of the option counterparties to one or more of our convertible note hedge transactions becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under those transactions. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price of our common stock and in the volatility of the market price of our common stock. In addition, upon a default by one of the option counterparties, we may suffer dilution with respect to our common stock as well as adverse financial consequences. We can provide no assurances as to the financial stability or viability of any of the option counterparties.

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

In addition, a substantial number of shares of our common stock is reserved for instruments issued under our equity compensation plans, including for the issuance upon the exercise of stock options and the vesting of performance share units, restricted stock, restricted stock units and deferred stock units, upon conversion of the convertible notes, and in relation to the convertible note hedge and warrant transactions entered into in connection with the convertible notes. We may not be able to predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of equity or equity-linked securities.

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

Conversion of the convertible notes may dilute the ownership interest of existing stockholders, including holders who had previously converted their convertible notes, or may otherwise depress the price of our common stock.

The conversion of the convertible notes into shares of our common stock, to the extent that we choose not to deliver all cash for the conversion value, will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon conversion of the convertible notes could adversely affect prevailing market prices of our common stock. In addition, the existence of the convertible notes may encourage short selling by market participants due to this dilution or may facilitate trading strategies involving the convertible notes and our common stock.

Provisions of our certificate of incorporation, by-laws, Delaware law and the convertible notes may have anti-takeover effects that could prevent a change in control even if the change in control would be beneficial to our stockholders.

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

Further, as a Delaware corporation, we are also subject to certain Delaware law anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the Board of Directors has approved the transaction. Our Board of Directors could rely on Delaware law to prevent or delay an acquisition of us. Additionally, certain provisions of the convertible notes could make it more difficult or more expensive for a third party to acquire us or could also have the effect of delaying or reducing the likelihood of a change in control of us even if such acquisition or change of control may be favorable to our stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters is currently located in a subleased facility at 100 East Davie Street, Raleigh, North Carolina. The building includes approximately 380,000 square feet of office and retail space and an integrated parking deck. We entered into an agreement to sublease this building on December 27, 2011, and the sublease will expire on August 23, 2035. The rental payments under the sublease are approximately $4.6 million annually until December 31, 2020 and approximately $3.8 million annually thereafter until the end of the sublease. We are also responsible for payment of taxes and all operating expenses relating to the subleased building (other than certain expenses relating to the operation of the integrated parking deck and the retail portions of the building, which are the responsibility of the tenants of those portions of the building). Over the term of the sublease agreement, we also receive certain rent credits and improvement allowances.

In addition to our headquarters, we have leased office facilities in over 35 countries and more than 85 locations. Significant locations in North America include Atlanta, Georgia; Chicago, Illinois; Dallas, Texas; McLean, Virginia; Montreal, Canada; Mountain View, California; Toronto, Canada and Westford, Massachusetts. Significant locations in Latin America include Bogota, Columbia; Buenos Aires, Argentina; Mexico City, Mexico; Santiago, Chile and Sao Paulo, Brazil. Significant locations in EMEA include Amsterdam, Netherlands; Barcelona, Spain; Brno, Czech Republic; Cork, Ireland; Dubai, United Arab Emirates; Farnborough, United Kingdom; Frankfurt, Germany; Madrid, Spain; Milan, Italy; Munich, Germany; Newcastle, United Kingdom; Paris, France; Ra’anana, Israel; Rome, Italy; Stockholm, Sweden; Stuttgart, Germany and Waterford, Ireland. Significant locations in Asia Pacific include Bangalore, India; Beijing, China; Brisbane, Australia; Melbourne, Australia; Mumbai, India; New Delhi, India; Pune, India; Seoul, South Korea; Singapore; Sydney, Australia and Tokyo, Japan. We believe that in all material respects our properties have been satisfactorily maintained, are in good condition and are suitable for our operations.

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

Market Information

Our common stock trades on the New York Stock Exchange under the symbol “RHT”. The chart below sets forth the high and low sales information for each of the quarters of the fiscal years ended February 28, 2015 and February 28, 2014.

	FY 2015		FY 2014
Quarter	High	Low	High	Low
First	$61.45	$47.45	$55.59	$46.75
Second	$62.69	$49.59	$53.72	$44.92
Third	$63.69	$52.53	$54.38	$41.89
Fourth	$71.77	$57.87	$60.19	$45.45

Holders

As of April 21, 2015, we estimate that there were 1,349 registered stockholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We anticipate that our future earnings will be retained for the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison of cumulative total return (equal to dividends plus stock appreciation) during the period from February 28, 2010 through February 28, 2015 for:

•	Red Hat, Inc.;

•

a peer group consisting of Adobe Systems Incorporated, Akamai Technologies, Inc., Ansys, Inc., Autodesk, Inc., Cadence Design Systems, Inc., Citrix, Informatica Corporation, Intuit Inc., Jack Henry & Associates, Inc., NetApp, Nuance Communications, Inc., Salesforce.com, Inc., Synopsys, Inc., Verisign, Inc. and VMware (the “Stock Performance Peer Group”); and

•	the S&P 500 Index.

We are required to provide a line-graph presentation comparing cumulative, five-year stockholder returns on an indexed basis with a broad equity market index and either a published industry index or an index of peer companies selected by Red Hat. In our index of peer group companies, we have selected peer companies considered to be peers for purposes of benchmarking executive compensation during the fiscal year ended February 28, 2015.

COMPARISON OF FIVE-YEAR CUMULATIVE

TOTAL RETURN AMONG RED HAT,

STOCK PERFORMANCE PEER GROUP AND S&P 500 INDEX

	2/28/2010	2/28/2011	2/29/2012	2/28/2013	2/28/2014	2/28/2015
RED HAT, INC.	$100.00	$147.17	$176.33	$181.14	$210.30	$246.42
PEER GROUP	$100.00	$151.51	$160.69	$155.47	$204.25	$221.46
S&P 500 INDEX	$100.00	$122.59	$128.84	$146.16	$183.22	$211.59

Notes:

•	Assumes initial investment of $100.00 on February 28, 2010. Total return includes reinvestment of dividends.

•	If the annual interval, based on the fiscal year-end, ends on a day that is not a trading day, the preceding trading day is used.

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

•	The stock price performance shown in the graph is not necessarily indicative of future price performance.

Issuer Purchases of Equity Securities

The table below sets forth information regarding the Company’s purchases of its common stock during its fourth fiscal quarter ended February 28, 2015:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2) (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 1, 2014 – December 31, 2014	—	$—	—	$80.0 million
January 1, 2015 – January 31, 2015	63,636	$65.18	—	$80.0 million
February 1, 2015 – February 28, 2015	—	$—	—	$80.0 million

Total	63,636		—

(1)	During the three months ended February 28, 2015, the Company withheld an aggregate of 63,636 shares of its common stock (with a weighted average share price of $65.18) from employees to satisfy minimum tax withholding obligations relating to the vesting of restricted share awards. These shares were not withheld pursuant to the programs described in Note (2) below.
(2)	On April 15, 2013, the Company announced that its Board of Directors has authorized the repurchase of up to $300.0 million of Red Hat’s common stock from time to time on the open market or in privately negotiated transactions. The program commenced on April 16, 2013 and expired on March 31, 2015 with $80.0 million of authorized share purchases remaining. See NOTE 25—Subsequent Events to the Consolidated Financial Statements for discussion of a new share repurchase program announced on March 25, 2015.
(3)	The Company’s previously announced accelerated share repurchase program (the “ASR Agreement”) was completed on February 27, 2015. On March 4, 2015, the Company received 720,101 shares of its common stock as final settlement of the ASR Agreement from the ASR Agreement counterparty. The total number of shares of common stock the Company repurchased under the ASR Agreement was 6,032,656 shares with a weighted average share price of $62.16. For further discussion regarding the ASR Agreement, see NOTE 17—Share Repurchase Programs and NOTE 22—Convertible Notes to the Consolidated Financial Statements.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for each of the Company’s fiscal years in the five-year period ended February 28, 2015. The selected balance sheet data as of February 28, 2015 and February 28, 2014 and the selected statement of operations data for the fiscal years ended February 28, 2015, February 28, 2014, and February 28, 2013 are derived from our Consolidated Financial Statements contained in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein. The selected statement of operations data for the fiscal years ended February 29, 2012 and February 28, 2011 and the selected balance sheet data as of February 28, 2013, February 29, 2012 and February 28, 2011, are derived from our Consolidated Financial Statements contained in the Annual Reports on Form 10-K for the years ended February 28, 2013 and February 29, 2012.

	Year Ended
	February 28, 2015	February 28, 2014	February 28, 2013	February 29, 2012	February 28, 2011
	(in thousands, except per share data)
SELECTED STATEMENT OF OPERATIONS DATA
Revenue:
Subscriptions	$1,561,234	$1,336,771	$1,148,341	$965,575	$773,404
Training and services	228,255	197,844	180,476	167,528	135,873

Total subscription and training and services revenue	$1,789,489	$1,534,615	$1,328,817	$1,133,103	$909,277
Gross profit	$1,516,290	$1,302,015	$1,128,217	$954,555	$758,990
Income from operations	$249,994	$232,289	$201,038	$199,913	$145,676
Interest income	$8,336	$6,645	$8,245	$8,418	$6,743
Interest expense	$9,394	$160	$267	$60	$80
Other income (expense), net	$6,562	$774	$736	$(262)	$1,355
Net income	$180,201	$178,282	$150,204	$146,626	$107,278
Basic net income per common share	$0.97	$0.94	$0.78	$0.76	$0.56
Diluted net income per common share	$0.95	$0.93	$0.77	$0.75	$0.55
Weighted average shares outstanding
Basic	186,529	189,920	193,147	193,151	190,294
Diluted	189,246	192,036	195,804	196,451	196,353

	As of
	February 28, 2015	February 28, 2014	February 28, 2013	February 29, 2012	February 28, 2011
	(in thousands)
SELECTED BALANCE SHEET DATA
Total cash, cash equivalents and available-for-sale investment securities	$1,808,743	$1,487,429	$1,318,373	$1,260,353	$1,192,391
Working capital	$635,547	$423,096	$383,037	$395,050	$504,757
Total assets	$3,802,985	$3,106,619	$2,813,660	$2,491,099	$2,199,322
Total deferred revenue (current and long-term)	$1,482,328	$1,289,197	$1,089,952	$946,736	$772,254
Convertible notes	$715,402	$—	$—	$—	$—
Stockholders’ equity	$1,288,338	$1,551,165	$1,520,161	$1,398,817	$1,290,699

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading global provider of open source software solutions, using a community-powered approach to develop and offer reliable and high-performing operating system, virtualization, middleware, storage and cloud technologies.

Open source software is an alternative to proprietary software and represents a different model for the development and licensing of commercial software code than that typically used for proprietary software. Because open source software code is often freely shared, there are customarily no licensing fees for the use of open source software. Therefore, we do not recognize revenue from the licensing of the code itself. We provide value to our customers through the development, aggregation, integration, testing, certification, delivery, maintenance, enhancement and support of our Red Hat technologies, and by providing a level of performance, reliability, scalability, flexibility, stability and security for the technologies we package and distribute. Moreover, because communities of developers not employed by us assist with the creation of our open source offerings, opportunities for further innovation of our offerings are supplemented by these communities.

We market our offerings primarily to customers in the form of annual or multi-year subscriptions, and we recognize revenue over the period of the subscription agreements with our customers. Our technologies are also offered by cloud service providers as a service available on demand, and this revenue is reported to and recognized by us following delivery.

We have focused on introducing and gaining acceptance for Red Hat technologies that comprise our open source architecture. Red Hat Enterprise Linux and Red Hat JBoss Middleware offerings have gained widespread ISV and IHV support. We have continued to build our open source architecture by expanding our enterprise operating system and middleware offerings and introducing virtualization, storage, cloud and other offerings.

We derive our revenue and generate cash from customers primarily from two sources: (i) subscription revenue and (ii) training and services revenue. These arrangements typically involve subscriptions to Red Hat technologies. Our revenue is affected by, among other factors, corporate, government and consumer spending levels. In evaluating the performance of our business, we consider a number of factors, including total revenue, deferred revenue, operating income, operating margin and cash flows from operations.

The arrangements with our customers that produce this revenue and cash are explained in further detail in Part II, Item 7 under “Critical Accounting Estimates” and in NOTE 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements.

In our fiscal year ended February 28, 2015, we focused on and expect in our fiscal year ending February 29, 2016 to continue to focus on, among other things, (i) promoting the widespread adoption of Red Hat offerings by customers globally, (ii) expanding our portfolio of virtualization, management and other technology offerings that enable cloud computing, (iii) investing in the development of open source technologies, (iv) pursuing strategic acquisitions and alliances, (v) increasing revenue from our existing customer base, (vi) increasing revenue by promoting a range of services to help our customers derive additional value, (vii) expanding routes to market, and (viii) growing our presence in international markets.

Revenue

For the year ended February 28, 2015, total revenue increased 16.6%, or $254.9 million, to $1.79 billion from $1.53 billion for the year ended February 28, 2014. Subscription revenue increased 16.8%, or $224.5 million, driven primarily by additional subscriptions related to our principal Red Hat Enterprise Linux and Red Hat JBoss Middleware offerings, which continue to gain broader market acceptance in mission-critical areas of computing, and our expansion of sales channels and our geographic footprint. The increase is, in part, a result of the continued migration of enterprises in industries such as financial services, government, technology and telecommunications to our open source solutions from proprietary technologies. Training and services revenue increased 15.4%, or $30.4 million, for the year ended February 28, 2015 as compared to the year ended February 28, 2014. The increase is driven primarily by customer interest in new products and increased demand for our open source solutions.

We believe our success is influenced by:

•	the extent to which we can expand the breadth and depth of our offerings;

•	our ability to enhance the value of Red Hat offerings through frequent and continuing innovation while maintaining stable platforms over multi-year periods;

•	our involvement and leadership in key open source communities which enables us to develop, enhance and maintain our offerings;

•

our ability to generate increasing revenue from partners and other strategic relationships, including cloud service providers, distributors, embedded technology partners, IHVs, ISVs, OEMs, SIs, and VARs;

•	our ability to generate new and recurring revenue for Red Hat offerings;

•	the widespread and increasing deployment of open source technologies by enterprises and similar institutions, such as government agencies and universities; and

•	our ability to provide customers with consulting and training services that generate additional revenue.

Deferred revenue, billings proxy, seasonality and backlog

Deferred revenue

Our deferred revenue, current and long-term, balance at February 28, 2015 was $1.48 billion. Total deferred revenue at February 28, 2015 increased 15.0%, or $193.1 million, as compared to the balance at February 28, 2014 of $1.29 billion. Because of our subscription model and revenue recognition policies, deferred revenue improves predictability of future revenue. For example, current deferred revenue provides a baseline for revenue to be recognized over the next twelve months. Similarly, long-term deferred revenue provides a baseline for revenue to be recognized beyond twelve months. Revenue derived from cloud service providers for the delivery of our technologies as a service available on demand is recognized by us following delivery and not billed in advance. As a result, revenue derived from cloud service providers has no associated deferred revenue.

The increase in deferred revenue reported on our Consolidated Balance Sheets of $193.1 million differs from the $282.7 million change in deferred revenue we reported on our Consolidated Statements of Cash Flows for the year ended February 28, 2015 as the amount reported on our Consolidated Statements of Cash Flows for the year ended February 28, 2015 excludes (i) the impact of changes in foreign currency exchange rates used to translate deferred revenue balances from our foreign subsidiaries’ functional currency into U.S. dollars and (ii) deferred revenue acquired as parts of business combinations.

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

Our annual billings proxy increased by 19.1%, or $332.2 million, to $2.07 billion for the year ended February 28, 2015 from $1.74 billion for the year ended February 28, 2014.

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

Below is a summary of our billings (approximated as described above by adding revenue for the period with the change in deferred revenue as reported on our Consolidated Statements of Cash Flows for the same period) by quarter for fiscal 2015, fiscal 2014, fiscal 2013, fiscal 2012 and fiscal 2011 (in thousands):

	First quarter		Second quarter		Third quarter		Fourth quarter
	Billings proxy	% of fiscal year total	Billings proxy	% of fiscal year total	Billings proxy	% of fiscal year total	Billings proxy	% of fiscal year total
Year ended February 28, 2015	$404,005	19.5%	$439,690	21.2%	$539,807	26.1%	$688,680	33.2%
Year ended February 28, 2014	$346,359	19.9%	$376,303	21.6%	$452,555	26.0%	$564,755	32.5%
Year ended February 28, 2013	$309,609	20.8%	$349,025	23.4%	$378,813	25.4%	$453,944	30.4%
Year ended February 29, 2012	$266,016	20.3%	$304,171	23.2%	$322,072	24.6%	$417,699	31.9%
Year ended February 28, 2011	$208,086	20.4%	$233,200	22.8%	$262,379	25.7%	$318,336	31.1%

We also have historically experienced a seasonal decline in our services revenue during our fiscal fourth quarter as compared to our fiscal third quarter.

Backlog

Our total backlog as of February 28, 2015 was approximately $1.86 billion and includes amounts billed to customers and recognized as current and long-term deferred revenue on our Consolidated Balance Sheet of $1.10 billion and $387.2 million, respectively, plus the value of non-cancellable subscription and services agreements to be billed in the future and not reflected in our financial statements, which was in excess of $380.0 million. Our total backlog as of February 28, 2014 was approximately $1.56 billion and included off-balance sheet backlog in excess of $270.0 million. The increase in backlog from approximately $1.56 billion as of February 28, 2014 to $1.86 billion as of February 28, 2015 demonstrates increased customer commitment to our open source technologies.

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

Subscription revenue

Our enterprise technologies are sold primarily under subscription agreements. These agreements typically have a one- or three-year subscription period. A subscription generally entitles a customer to, among other things, a specified level of support, as well as new versions of the software, security updates, fixes, functionality enhancements, upgrades to the technology, if and when available, and compatibility with an ecosystem of certified hardware and software. Subscription revenue increased sequentially for each quarter of fiscal 2015, fiscal 2014 and fiscal 2013 and was driven primarily by the increased use of our offerings by the enterprise and our expansion of sales channels and geographic footprint during these periods.

Revenue by geography

In the year ended February 28, 2015, approximately 42.8%, or $766.7 million, of our revenue was generated outside the U.S. compared to approximately 44.7%, or $686.6 million, for the year ended February 28, 2014. Our international operations are expected to grow as our international sales force and channels become more mature and as we enter new locations outside the U.S. or expand our presence in existing international locations. As of February 28, 2015, we had offices in more than 85 locations throughout the world.

We operate our business in three geographic regions: the Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Australia, China, India, Japan, Singapore and South Korea). Revenue generated by the Americas, EMEA and Asia Pacific for the years ended February 28, 2015, February 28, 2014 and February 28, 2013 was as follows (in thousands):

	Americas	EMEA	Asia Pacific	Consolidated
Year ended February 28, 2015	$1,144,237	$410,299	$234,953	$1,789,489
Year ended February 28, 2014	$974,655	$352,935	$207,025	$1,534,615
Year ended February 28, 2013	$855,214	$284,922	$188,681	$1,328,817

Year-over-year revenue growth rates in U.S. dollars for our three geographical regions were as follows for the years ended February 28, 2015, February 28, 2014 and February 28, 2013:

	Americas	EMEA	Asia Pacific	Consolidated
Year ended February 28, 2015	17.4%	16.3%	13.5%	16.6%
Year ended February 28, 2014	14.0%	23.9%	9.7%	15.5%
Year ended February 28, 2013	19.4%	10.6%	18.3%	17.3%

Excluding the impact of changes in foreign currency exchange rates, revenue from the Americas, EMEA and Asia Pacific grew approximately 18.3%, 20.4% and 19.4%, respectively, for the year ended February 28, 2015. Excluding the impact of changes in foreign currency exchange rates, total revenue grew by 18.9% for the year ended February 28, 2015.

As we expand further within each region, we anticipate revenue growth rates in local currencies to become more similar among our geographic regions due to the similarity of products and services offered and the similarity in customer types or classes.

Gross profit margin

Gross profit margin decreased slightly to 84.7% for the year ended February 28, 2015 from 84.8% for the year ended February 28, 2014 primarily as a result of increased staffing costs to support our emerging technology offerings, such as Red Hat Enterprise Linux OpenStack Platform and OpenShift by Red Hat.

Gross profit margin by geography

Gross profit margins by our geographic regions for the years ended February 28, 2015, February 28, 2014 and February 28, 2013 were as follows:

	Americas	EMEA	Asia Pacific	Consolidated (1)
Year ended February 28, 2015	85.4%	87.0%	83.8%	84.7%
Year ended February 28, 2014	85.0%	88.8%	83.2%	84.8%
Year ended February 28, 2013	84.9%	88.9%	83.9%	84.9%

(1)	Consolidated gross profit as a percentage of revenue includes corporate (non-allocated) share-based compensation expense for the years ended February 28, 2015, February 28, 2014 and February 28, 2013 of $14.0 million, $11.8 million and $9.4 million, respectively. For additional information, see NOTE 20—Segment Reporting to our Consolidated Financial Statements.

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

Income from operations

Operating income was 14.0%, 15.1% and 15.1% of total revenue for each of the years ended February 28, 2015, February 28, 2014 and February 28, 2013, respectively. Operating expenses as a percent of revenue increased to 70.8% for the year ended February 28, 2015 from 69.7% for the year ended February 28, 2014 and 69.8% for the year ended February 28, 2013 due to continued investment in new and emerging cloud management technologies and incremental transaction costs related to business combinations. These investments are described further in our analysis of results of operations below.

Income from operations by geography

Operating income as a percentage of revenue generated by our geographic regions for the years ended February 28, 2015, February 28, 2014 and February 28, 2013 was as follows:

	Americas	EMEA	Asia Pacific	Consolidated (1)
Year ended February 28, 2015	21.2%	21.8%	22.9%	14.0%
Year ended February 28, 2014	20.4%	26.9%	25.1%	15.1%
Year ended February 28, 2013	21.2%	25.4%	24.5%	15.1%

(1)	Consolidated operating income as a percentage of revenue includes corporate (non-allocated) share-based compensation expense for the years ended February 28, 2015, February 28, 2014 and February 28, 2013 of $135.2 million, $113.8 million and $98.7 million, respectively. For additional information, see NOTE 20—Segment Reporting to our Consolidated Financial Statements.

Cash, cash equivalents, investments in debt securities and cash flow from operations

Cash, cash equivalents and short-term and long-term available-for-sale investments in debt securities balances at February 28, 2015 totaled $1.81 billion. Cash generated from operating activities for the year ended February 28, 2015 totaled $622.8 million, which represents an increase of 15.2% in operating cash flow as compared to the year ended February 28, 2014. This increase is due to an increase in subscription and services revenues, billings and collections during the same period.

Our significant cash and investment balances give us a measure of flexibility to take advantage of opportunities, such as acquisitions, increasing investment in our international operations and repurchasing our common stock.

Foreign currency exchange rates’ impact on results of operations

Approximately 42.8% of our revenue for the year ended February 28, 2015 came from sales outside the U.S. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component of net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions results in increased revenue and operating expenses from operations for our non-U.S. operations. Similarly, our revenue and operating expenses will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from our prior fiscal year ended February 28, 2014, our revenue and operating expenses from non-U.S. operations for the fiscal year ended February 28, 2015 would have been higher than we reported by approximately $35.9 million and $28.9 million, respectively, which would have resulted in income from operations being higher by $7.0 million.

Business combinations

FeedHenry

On October 8, 2014, we completed our acquisition of all of the shares of FeedHenry for approximately $80.2 million. FeedHenry is a provider of cloud-based enterprise mobile application platforms. The acquisition is intended to expand our portfolio of application development, integration and platform-as-a-service solutions, enabling us to support mobile application development in public and private environments. We incurred approximately $1.1 million in transaction costs including legal and accounting fees relating to the acquisition. These transaction costs have been expensed as incurred and included in general and administrative expense on our Consolidated Statement of Operations for the year ended February 28, 2015.

eNovance

On June 24, 2014, we completed our acquisition of all of the shares of eNovance, a provider of open source cloud computing services, for $67.6 million. The acquisition is intended to assist in advancing our market position in OpenStack, and the addition of eNovance’s systems integration capabilities and engineering talent is expected to help meet growing demand for enterprise OpenStack consulting, design and deployment. We incurred approximately $0.9 million in transaction costs including legal and accounting fees relating to the acquisition. These transaction costs have been expensed as incurred and included in general and administrative expense on our Consolidated Statement of Operations for the year ended February 28, 2015.

Inktank

On April 30, 2014, we completed our acquisition of all of the shares of Inktank, a provider of scale-out, open source storage systems, whose technology, Inktank Ceph Enterprise, delivers object and block storage software to enterprises deploying public or private clouds for consideration of $152.5 million. The acquisition is intended to complement our existing GlusterFS-based storage and Red Hat Enterprise Linux OpenStack Platform offerings. We incurred approximately $2.0 million in transaction costs, including legal and accounting fees relating to the acquisition. These transaction costs have been expensed as incurred and are included in general and administrative expense on our Consolidated Statement of Operations for the year ended February 28, 2015.

As a result of the acquisitions of Inktank, eNovance and FeedHenry, operating expenses, other than acquisition-related expenses described above, increased by approximately $28.9 million for the year ended February 28, 2015 as compared to the year ended February 28, 2014. For further discussion, see NOTE 3—Business Combinations to our Consolidated Financial Statements.

Convertible note offering

On October 7, 2014, we completed our offering of $805.0 million aggregate principal amount of our 0.25% Convertible Senior Notes due 2019 (the “convertible notes”). The convertible notes were sold in a private placement under a purchase agreement, dated as of October 1, 2014, entered into by and among us and Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC as representatives of the several initial purchasers named therein (collectively, the “Initial Purchasers”), for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”).

We used $148.0 million of the net proceeds from the offering of the convertible notes to pay the cost of the privately-negotiated convertible note hedge transactions described in NOTE 22—Convertible Notes to our Consolidated Financial Statements. Proceeds of $79.8 million were received by us from the sale of warrants pursuant to the warrant transactions also described in NOTE 22—Convertible Notes to our Consolidated Financial Statements.

In addition, we used $375.0 million of the net proceeds from the offering of the convertible notes to repurchase shares of our common stock under an accelerated share repurchase program pursuant to an agreement that we entered into on October 1, 2014, as described in NOTE 17—Share Repurchase Programs to our Consolidated Financial Statements.

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

Share-based awards expected to vest

We currently apply an estimated annual forfeiture rate of 10% to the service-based share awards we grant to our employees. Our estimated forfeiture rate is based on recent historical experience as well as qualitative considerations about management’s expectations for attrition rates over the vesting periods. Actual attrition rates could vary significantly from our expectations resulting in material quarterly adjustments to our financial results. During the year ended February 28, 2015, we granted service-based share awards with a total fair value of $159.4 million to which we applied an estimated annual forfeiture rate of 10%.

With respect to performance-based awards that we grant to certain executive officers and senior management, we estimate the number of shares expected to vest based primarily on our most current reported financial results relative to a defined peer group’s most recent reported financial results. Because past or current financial trends may not be predictive of future financial performance, our estimate of the number of shares expected to vest may differ materially from the number of shares that actually vest. The maximum number of potential performance-based shares available to vest as of February 28, 2015 totaled 2.1 million, of which approximately 1.3 million shares are expected to vest. If all of the potential performance-based shares were to vest, we would be required to recognize additional expense of approximately $13.4 million. See NOTE 13—Share-based Awards to our Consolidated Financial Statements for further discussion related to awards outstanding and expected to vest.

Income tax benefits related to share-based awards

We recognize share-based compensation expense based on an award’s grant date fair value over the requisite service period. Because we do not know the actual amount of tax benefits an award will generate until such award is exercised (or vested), we assume that the amount ultimately recognized for tax purposes will be the same amount we recognized in our operating results, that is for “book” purposes. Consequently, our deferred tax asset related to shared-based compensation expense, which totaled $37.0 million as of February 28, 2015, is based on each qualifying award’s grant date fair value rather than the award’s to-be-determined exercise date intrinsic value (or vesting date fair value).

Historically, the difference between the grant date fair value and the exercise date intrinsic value has been significant. As a result of such differences, for the years ended February 28, 2015, February 28, 2014 and February 28, 2013, we realized excess tax benefits related to share-based awards totaling $5.6 million, $12.8 million and $34.2 million, respectively.

If the share price for our common stock were to depreciate for a sustained period of time we could be required to recognize a tax benefit shortfall. Such shortfalls could have a material adverse effect on our cash flows and—to the extent such shortfalls accumulate in excess of approximately $175.0 million (the amount of our accumulated pool of windfall tax benefits available to offset future shortfalls)—could materially adversely impact our results of operations. For further discussion, see NOTE 2—Summary of Significant Accounting Policies, NOTE 11—Income Taxes and NOTE 13—Share-based Awards to our Consolidated Financial Statements.

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

We continue to assess the realizability of our deferred tax assets, which primarily consist of share-based compensation expense deductions (described above), tax credit carryforwards and deferred revenue. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As of February 28, 2015, deferred tax assets totaled $180.5 million, of which $2.6 million was offset by a valuation allowance. For further discussion regarding deferred income taxes see NOTE 2—Summary of Significant Accounting Policies and NOTE 11—Income Taxes to our Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Years ended February 28, 2015 and February 28, 2014

The following table is a summary of our results of operations for the years ended February 28, 2015 and February 28, 2014 (in thousands):

	Year Ended
	February 28, 2015	February 28, 2014	$ Change	% Change
Revenue:
Subscriptions	$1,561,234	$1,336,771	$224,463	16.8%
Training and services	228,255	197,844	30,411	15.4

Total subscription and training and services revenue	$1,789,489	$1,534,615	$254,874	16.6%

Cost of subscription and training and services revenue:
Cost of subscriptions	112,856	97,100	15,756	16.2
As a % of subscription revenue	7.2%	7.3%
Cost of training and services	160,343	135,500	24,843	18.3
As a % of training and services revenue	70.2%	68.5%

Total cost of subscription and training and services revenue	$273,199	$232,600	$40,599	17.5%
As a % of total revenue	15.3%	15.2%

Total gross profit	$1,516,290	$1,302,015	$214,275	16.5%

Operating expense:
Sales and marketing	728,387	597,885	130,502	21.8
Research and development	367,856	317,263	50,593	15.9
General and administrative	170,053	152,407	17,646	11.6
Facility exit costs	—	2,171	(2,171)	(100.0)

Total operating expense	$1,266,296	$1,069,726	$196,570	18.4%

Income from operations	249,994	232,289	17,705	7.6
Interest income	8,336	6,645	1,691	25.4
Interest expense	9,394	160	9,234	5,771.3
Other income (expense), net	6,562	774	5,788	747.8

Income before provision for income taxes	$255,498	$239,548	$15,950	6.7%
Provision for income taxes	75,297	61,256	14,041	22.9

Net income	$180,201	$178,292	$1,909	1.1%

Gross profit margin—subscriptions	92.8%	92.7%
Gross profit margin—training and services	29.8%	31.5%
Gross profit margin	84.7%	84.8%
As a % of total revenue:
Subscription revenue	87.2%	87.1%
Training and services revenue	12.8%	12.9%
Sales and marketing expense	40.7%	39.0%
Research and development expense	20.6%	20.7%
General and administrative expense	9.5%	9.9%
Facility exit costs	—%	0.1%
Total operating expenses	70.8%	69.7%
Income from operations	14.0%	15.1%
Income before provision for income taxes	14.3%	15.6%
Net income	10.1%	11.6%
Effective income tax rate	29.5%	25.6%

Revenue

Subscription revenue

Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat offerings, increased by 16.8%, or $224.5 million, to $1.56 billion for the year ended February 28, 2015 from $1.34 billion for the year ended February 28, 2014.

Revenue derived from the sale of subscriptions supporting our Infrastructure-related offerings, increased by 13.1%, or $153.6 million, to $1.32 billion for the year ended February 28, 2015 from $1.17 billion for the year ended February 28, 2014 and is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion and the continued migration of customers to our open source Linux platform from proprietary platforms.

Revenue derived from the sale of subscriptions supporting our Application Development-related and other emerging technology offerings increased by 42.8%, or $70.9 million, to $236.5 million for the year ended February 28, 2015 from $165.7 million for the year ended February 28, 2014. The increase is primarily due to additional subscriptions for Red Hat JBoss Middleware offerings. We expect the growth rate of revenue derived from our Application Development-related and other emerging technology offerings to exceed the growth rate of revenue derived from our Infrastructure-related offerings as our Application Development-related and other emerging technology offerings continue to gain broader market acceptance in the enterprise IT environment.

Training and services revenue

Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees received from customers for consulting services regarding our offerings, deployment of Red Hat technologies and for delivery of added functionality to Red Hat technologies for our major customers and OEM partners. Total training and services revenue increased by 15.4%, or $30.4 million, to $228.3 million for the year ended February 28, 2015 from $197.8 million for the year ended February 28, 2014. Training revenue increased 7.9%, or $4.2 million. Our services revenue increased by 18.1%, or $26.2 million, as a result of an increase in consulting engagements driven by increased demand for our open source solutions. We expect services revenue to continue growing, though at a slower pace than subscription revenue as we continue to expand our reach by enabling our channel partners to provide consulting services on our behalf. Combined training and services revenue as a percentage of total revenue was 12.8% and 12.9% for the year ended February 28, 2015 and February 28, 2014, respectively.

Cost of revenue

Cost of subscription revenue

The cost of subscription revenue primarily consists of expenses we incur to support, distribute, and package Red Hat offerings. These costs include labor-related cost to provide technical support, security updates and fixes, as well as costs for fulfillment, physical media, literature, packaging and shipping. Cost of subscription revenue increased by 16.2%, or $15.8 million, to $112.9 million for the year ended February 28, 2015 from $97.1 million for the year ended February 28, 2014. Employee-related expenses increased $11.4 million for the year ended February 28, 2015 as compared to the year ended February 28, 2014, due to the expansion of our technical staff in order to meet the demands of our growing subscriber base for support, security updates and fixes. The remaining increase relates to increased expense of $1.7 million related to facility and technology infrastructure enhancements. As the number of open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will occur at an overall slower rate than that of subscription revenue growth due to economies of scale. Gross profit margin on subscriptions was 92.8% and 92.7% for the year ended February 28, 2015 and February 28, 2014, respectively.

Cost of training and services revenue

Cost of training and services revenue is mainly comprised of personnel and third-party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to various types of customers. Cost of training and services revenue increased by 18.3%, or $24.8 million, to $160.3 million for the year ended February 28, 2015 from $135.5 million for the year ended February 28, 2014. Costs to deliver our services revenue increased by 21.4%, or $23.0 million, to $130.2 million for the year ended February 28, 2015. The increase in costs to deliver services includes $11.9 million and $9.2 million of increased employee compensation expenses and outside contractor fees, respectively. The increase in both employee compensation expense and contractor fees is due to the expansion of our professional consulting teams needed to provide services related to our emerging technology offerings. As a result of such investment in staffing, profit margin from professional services decreased to 24.0% for the year ended February 28, 2015 from 26.1% for the year ended February 28, 2014. Total costs to deliver training and services as a percentage of training and services revenue increased to 70.2% for the year ended February 28, 2015 from 68.5% for the year ended February 28, 2014.

Gross profit

Gross profit margin decreased slightly to 84.7% for the year ended February 28, 2015 from 84.8% for the year ended February 28, 2014 primarily as a result of increased staffing costs to support our emerging cloud offerings, such as Red Hat Enterprise Linux OpenStack Platform and OpenShift by Red Hat.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 21.8%, or $130.5 million, to $728.4 million for the year ended February 28, 2015 from $597.9 million for the year ended February 28, 2014. Selling costs increased by 23.6%, or $106.7 million, for the year ended February 28, 2015 as compared to the year ended February 28, 2014 and includes $90.0 million and $7.0 million of additional employee- and travel-related expenses, respectively, the majority of which is attributable to the expansion of our sales force from the prior year. Marketing costs grew by 16.2%, or $23.8 million, for the year ended February 28, 2015 as compared to the year ended February 28, 2014. The increase in marketing costs includes $14.1 million of employee compensation expense related to increased headcount and incremental advertising costs of $7.8 million to support our marketing efforts. The remaining increase in sales and marketing costs primarily relates to facility and technology infrastructure enhancements, which increased $4.8 million for the year ended February 28, 2015 as compared to the year ended February 28, 2014. As a result of continued investments made to expand the breadth of our global sales coverage and depth of our product sales coverage, sales and marketing expense as a percentage of revenue increased to 40.7% for the year ended February 28, 2015 from 39.0% for the year ended February 28, 2014.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies. Research and development expense increased by 15.9%, or $50.6 million, to $367.9 million for the year ended February 28, 2015 from $317.3 million for the year ended February 28, 2014. Employee compensation increased by $41.3 million primarily from the expansion of our engineering group through both direct hires and business acquisitions. The remaining increase in research and development costs relates primarily to process and technology infrastructure enhancements, which increased $5.8 million. Research and development expense was 20.6% and 20.7% of total revenue for the year ended February 28, 2015 and February 28, 2014, respectively.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including information systems, finance, accounting, legal, human resources and facilities expense. General and administrative expense increased by 11.6%, or $17.6 million, to $170.1 million for the year ended February 28, 2015 from $152.4 million for the year ended February 28, 2014. The increase in general and administrative expenses results from increased employee compensation expenses of $7.3 million, primarily related to additional headcount, increased facilities and information systems costs of $7.7 million and transaction costs, including legal and accounting fees, relating to business acquisitions of $4.0 million, partially offset by a decrease in other outside service expenses of $1.8 million. General and administrative expense decreased as a percentage of revenue to 9.5% for the year ended February 28, 2015 from 9.9% for the year ended February 28, 2014 as we began to realize and leverage benefits from investments made during the prior fiscal year in process and technology infrastructure enhancements to support our corporate functions.

Interest income

Interest income increased by 25.4%, or $1.7 million, to $8.3 million for the year ended February 28, 2015 from $6.6 million for the year ended February 28, 2014. The increase is attributable to yields earned on larger cash and investment balances.

Interest expense

Interest expense increased by $9.2 million for the year ended February 28, 2015 as compared to the year ended February 28, 2014. The increase in interest expense for the year ended February 28, 2015 is attributable to the issuance of convertible notes which are described in NOTE 22—Convertible Notes to our Consolidated Financial Statements.

Other income (expense), net

Other income (expense), net increased $5.8 million for the year ended February 28, 2015 as compared to the year ended February 28, 2014. The increase is primarily due to gains on the sale of certain equity investments of $8.9 million, partially offset by impairment losses on other equity investments of $4.6 million, during the year ended February 28, 2015.

Income taxes

During the year ended February 28, 2015, we recorded $75.3 million of income tax expense, which resulted in an effective tax rate of 29.5%. Our effective tax rate of 29.5% differs from the U.S. federal statutory rate of 35.0% primarily due to the foreign tax credit, foreign income taxed at lower rates, research tax credits and the domestic production activities deduction. The foreign tax credit and foreign tax rate differentials were partially offset by a deemed foreign dividend. The provision for income tax for the year ended February 28, 2015 consists of $57.2 million of U.S. income tax expense and $18.1 million of foreign income tax expense.

During the year ended February 28, 2014, we recorded $61.3 million of income tax expense, which resulted in an annual effective tax rate of 25.6%. Our effective tax rate of 25.6% differs from the U.S. federal statutory rate of 35.0% primarily due to the foreign tax credit, foreign income taxed at lower rates, the domestic production activities deduction and research tax credits. The provision for income tax for the year ended February 28, 2014 consisted of $39.0 million of U.S. income tax expense and $22.3 million of foreign income tax expense.

For further discussion regarding our income taxes see NOTE 11—Income Taxes to our Consolidated Financial Statements.

Years ended February 28, 2014 and February 28, 2013

The following table is a summary of our results of operations for the years ended February 28, 2014 and February 28, 2013 (in thousands):

	Year Ended
	February 28, 2014	February 28, 2013	$ Change	% Change
Revenue:
Subscriptions	$1,336,771	$1,148,341	$188,430	16.4%
Training and services	197,844	180,476	17,368	9.6

Total subscription and training and services revenue	$1,534,615	$1,328,817	$205,798	15.5%

Cost of subscription and training and services revenue:
Cost of subscriptions	97,100	80,340	16,760	20.9
As a % of subscription revenue	7.3%	7.0%
Cost of training and services	135,500	120,260	15,240	12.7
As a % of training and services revenue	68.5%	66.6%

Total cost of subscription and training and services revenue	$232,600	$200,600	$32,000	16.0%
As a % of total revenue	15.2%	15.1%

Total gross profit	$1,302,015	$1,128,217	$173,798	15.4%

Operating expense:
Sales and marketing	597,885	514,554	83,331	16.2
Research and development	317,263	263,150	54,113	20.6
General and administrative	152,407	146,333	6,074	4.2
Facility exit costs	2,171	3,142	(971)	100.0

Total operating expense	$1,069,726	$927,179	$142,547	15.4%

Income from operations	232,289	201,038	31,251	15.5
Interest income	6,645	8,245	(1,600)	(19.4)
Interest expense	160	267	(107)	(40.1)
Other income (expense), net	774	736	38	5.2

Income before provision for income taxes	$239,548	$209,752	$29,796	14.2%
Provision for income taxes	61,256	59,548	1,708	2.9

Net income	$178,292	$150,204	$28,088	18.7%

Gross profit margin—subscriptions	92.7%	93.0%
Gross profit margin—training and services	31.5%	33.4%
Gross profit margin	84.8%	84.9%
As a % of total revenue:
Subscription revenue	87.1%	86.4%
Training and services revenue	12.9%	13.6%
Sales and marketing expense	39.0%	38.7%
Research and development expense	20.7%	19.8%
General and administrative expense	9.9%	11.0%
Facility exit costs	0.1%	0.2%
Total operating expenses	69.7%	69.8%
Income from operations	15.1%	15.1%
Income before provision for income taxes	15.6%	15.8%
Net income	11.6%	11.3%
Effective income tax rate	25.6%	28.4%

Revenue

Subscription revenue

Subscription revenue increased by 16.4%, or $188.4 million, to $1.34 billion for the year ended February 28, 2014 from $1.15 billion for the year ended February 28, 2013.

Revenue derived from the sale of subscriptions supporting our Infrastructure-related offerings increased by 13.9%, or $143.1 million, to $1.17 billion for the year ended February 28, 2014 from $1.03 billion for the year ended February 28, 2013 and is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion and the continued migration of customers to our open source Linux platform from proprietary platforms.

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

Other income (expense), net

Other income (expense), net was $0.8 million and $0.7 million, respectively, for the years ended February 28, 2014 and February 28, 2013. There were no significant offsetting gains or losses realized during the year ended February 28, 2014.

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

LIQUIDITY AND CAPITAL RESOURCES

We derive our liquidity and operating capital primarily from cash flows from operations. Historically, we also received cash from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and follow-on public offerings, and the issuance of convertible notes, including our recent issuance of convertible notes with par value totaling $805.0 million described above in Overview—Convertible note offering and in detail in NOTE 22—Convertible Notes to our Consolidated Financial Statements. At February 28, 2015, we had total cash and investments of $1.81 billion, which was comprised of $1.05 billion in cash and cash equivalents, $215.2 million of short-term, available-for-sale fixed-income investments, $546.0 million of long-term, available-for-sale fixed-income investments, and less than $0.1 million in deposit accounts with maturity dates greater than 30 days. This compares to total cash and investments of $1.49 billion at February 28, 2014.

With $1.05 billion in cash and cash equivalents on hand, we believe our cash and cash equivalent balances, together with our ability to generate additional cash from operations, should be sufficient to satisfy our cash requirements for the next twelve months and for the foreseeable future. However, we may take advantage of favorable capital market conditions that may arise from time to time to raise additional capital. We presently do not intend to liquidate our short- and long-term investments in debt securities prior to their scheduled maturity dates. However, in the event that we liquidate these investments prior to their scheduled maturities and there are adverse changes in market interest rates or the overall economic environment, we could be required to recognize a realized loss on those investments when we liquidate. At February 28, 2015 and February 28, 2014, accumulated unrealized gains on our available-for-sale debt securities totaled $0.2 million and $0.5 million, respectively.

Year ended February 28, 2015

Cash flows—overview

At February 28, 2015, cash and cash equivalents totaled $1.05 billion, an increase of $400.7 million as compared to February 28, 2014. The increase in cash and cash equivalents for the year ended February 28, 2015 is the result of cash provided by operating activities, which totaled $622.8 million for the year ended February 28, 2015 and the issuance of our convertible notes, which generated $789.8 million, net of issuance costs. Partially offsetting cash provided by operating activities and the issuance of our convertible notes were acquisitions of Inktank, eNovance and FeedHenry, which included net cash consideration of $296.1 million, and the repurchase of 8,355,757 shares of our common stock for $535.1 million. Net cash generated by operating activities and financing activities and net cash used for investing activities is further described below.

Cash flows from operations

Cash provided by operations of $622.8 million during the year ended February 28, 2015 includes net income of $180.2 million, adjustments to exclude the impact of non-cash revenue and expenses, which totaled a $249.1 million net source of cash, and changes in operating assets and liabilities, which totaled a $193.5 million net source of cash. Cash provided by changes in operating assets and liabilities for the year ended February 28, 2015 was primarily the result of an increase in our deferred revenue, which generated operating cash flow of $282.7 million. The increase in deferred revenue was due to growth in billings as we generally bill our customers in advance of subscription periods. Net cash adjustments related to deferred income taxes were $23.5 million and exclude excess tax benefits from share-based compensation which are considered a financing source of cash.

Cash flows used in investing

Cash used in investing activities of $325.0 million for the year ended February 28, 2015 includes net cash of $296.1 million used to acquire Inktank, eNovance and FeedHenry, investments in property and equipment of $45.6 million, primarily related to facilities and information technology infrastructure enhancements and investments in other intangible assets, primarily patents, of $6.1 million. Partially offsetting cash used in investing activities were net proceeds from the sale of available-for-sale debt securities of $11.6 million and net proceeds from the sale of certain equity investments of $10.5 million.

Cash flows from financing

Cash provided by financing activities of $148.2 million for the year ended February 28, 2015 includes $789.8 million from the issuance of our convertible notes, net of issuance costs, proceeds of $79.8 million from the issuance of warrants, proceeds of $5.6 million from excess tax benefits related to share-based payment arrangements and proceeds of $2.4 million from employees’ exercise of common stock options. Partially offsetting the cash provided by the issuance of our convertible notes, excess tax benefits and employee option exercises was $535.1 million used to repurchase 8,355,757 shares of our common stock and $148.0 million used in convertible note hedge transactions. Payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to restricted share awards vesting during the year ended February 28, 2015 totaled $43.5 million. Payments on other borrowings totaled $2.8 million for the year ended February 28, 2015.

Year ended February 28, 2014

Cash flows—overview

At February 28, 2014, cash and cash equivalents totaled $646.7 million, an increase of $159.7 million as compared to February 28, 2013. The increase in cash and cash equivalents for the year ended February 28, 2014 was the result of cash provided by operating activities, which totaled $540.6 million for the year ended February 28, 2014. Partially offsetting cash provided by operating activities was $108.3 million of cash used in investing activities, which included capital expenditures for property and equipment and intangible assets of $97.6 million, and cash used in financing activities, which totaled $263.1 million and included the repurchase of 5,006,579 shares of our common stock for $239.4 million. Net cash generated by operating activities and used for investing and financing activities is further described below.

Cash flows from operations

Cash provided by operations of $540.6 million during the year ended February 28, 2014 includes net income of $178.3 million, adjustments to exclude the impact of non-cash revenue and expenses, which totaled a $212.1 million net source of cash, and changes in operating assets and liabilities, which totaled a $150.2 million net source of cash. Cash provided by changes in operating assets and liabilities for the year ended February 28, 2014 was primarily the result of an increase in our deferred revenue, which generated operating cash flow of $205.4 million. The increase in deferred revenue was due to growth in billings as we generally bill our customers in advance of subscription periods. Net cash adjustments related to deferred income taxes were $13.8 million and exclude excess tax benefits from share-based compensation which are considered a financing source of cash.

Cash flows used in investing

Cash used in investing activities of $108.3 million for the year ended February 28, 2014 includes net purchases of available-for-sale debt securities of $8.6 million, investments in property and equipment of $79.6 million, primarily related to facilities and information technology infrastructure enhancements, and investments in other intangible assets, primarily patents, of $18.0 million.

Cash flows used in financing

Cash used in financing activities of $263.1 million for the year ended February 28, 2014 includes $239.4 million used to repurchase 5,006,579 shares of our common stock at an average price per share of $47.81, including transaction costs. Payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to restricted share awards vesting during the year ended February 28, 2014 totaled $37.4 million. Partially offsetting financing activities using cash were proceeds from excess tax benefits related to share-based employee compensation, which totaled $12.8 million, and proceeds from employees’ exercise of common stock options, which totaled $2.1 million. Payments on other borrowings totaled $1.3 million for the year ended February 28, 2014.

Investments in debt and equity securities

Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. At February 28, 2015 and February 28, 2014, the vast majority of our investments were priced with the assistance of pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the securities’ market value, including broker quotes or model valuations. Independent price verifications of all of our holdings are performed by the pricing vendors, which we review. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

Capital requirements

We have experienced a substantial increase in our operating expenses since our inception in connection with the growth of our operations, the development of our technologies, the expansion of our services operations and our acquisition activity. Our capital requirements during the year ending February 29, 2016 will depend on numerous factors, including the amount of resources we devote to:

•	funding the continued development of our technology offerings;

•	improving and extending our services and the technologies used to market and deliver these services to our customers and support our business;

•	pursuing strategic acquisitions and alliances;

•	investing in or acquiring businesses, products and technologies; and

•	investing in enhancements to the systems we use to run our business and the expansion of our office facilities.

We have utilized, and will continue from time to time to utilize, cash and investments to fund, among other potential uses, purchases of our common stock, purchases of fixed assets, purchases of intangible assets (primarily patents), and mergers and acquisitions. Given our historically strong operating cash flow and the $1.81 billion of cash and investments held at February 28, 2015, we believe our cash and cash equivalent balances, together with our ability to generate additional cash from operations, should be sufficient to satisfy our cash requirements for the next twelve months and for the foreseeable future. However, we may take advantage of favorable capital market conditions that may arise from time to time to raise additional capital.

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

As of February 28, 2015, our cash, cash equivalents and available-for-sale investment securities totaled $1.81 billion, of which $599.7 million was held outside the U.S. Our intent is to reinvest the earnings of foreign subsidiaries indefinitely outside the U.S. to fund both organic growth and acquisitions. From time to time, however, we may remit a portion of these earnings to the extent we incur no additional U.S. tax and it is otherwise feasible.

With 66.8% of our available cash, cash equivalents and available-for-sale investments held within the U.S. as of February 28, 2015, we do not anticipate a need to repatriate any foreign earnings for the foreseeable future. However, if cash held outside the U.S. were needed to fund our U.S. operations, under current tax law we would be subject to additional taxes on the portion related to repatriated earnings of our foreign subsidiaries. As of February 28, 2015, undistributed foreign earnings totaled $420.0 million. For further discussion, see NOTE 11—Income Taxes to our Consolidated Financial Statements.

Off-balance sheet arrangements

As of February 28, 2015 and February 28, 2014, we had no off-balance sheet financing arrangements and did not utilize any “structured debt”, “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

Contractual obligations

The following table summarizes our principal contractual obligations at February 28, 2015 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$199,071	$31,330	$46,652	$33,599	$87,490
Convertible notes 0.25% coupon obligations	10,029	1,979	4,025	4,025	—
Purchase obligations	2,500	2,000	500	—	—

Total	$211,600	$35,309	$51,177	$37,624	$87,490

Obligations under contracts that we may cancel without significant penalty are not included in the table above. In addition, because we are unable to reasonably estimate the timing of settlements and any future payments related to uncertain tax positions, such liabilities are not included in the above table. However, as of February 28, 2015, we have recognized a total of $57.1 million related to such liabilities, which are included in Other long-term obligations on our Consolidated Balance Sheet.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The FASB issued ASU 2015-03 to simplify the presentation of debt issuance costs related to a recognized debt liability to present the debt issuance costs as a direct deduction from the carrying value of the debt liability rather than showing the debt issuance costs as a deferred charge on the balance sheet. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and is effective for us as of the first quarter of the fiscal year ending February 28, 2017. We do not believe that this updated standard will have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance is currently effective for fiscal years and interim periods within those years beginning after December 15, 2016, which is effective for us as of the first quarter of the fiscal year ending February 28, 2018. The FASB has proposed, but has not yet ratified, a one year deferral of ASU 2014-09. We are evaluating the impact that the implementation of this standard will have on our consolidated financial statements.

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

Interest rate risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of short-term and long-term investments in a variety of available-for-sale fixed and floating rate debt securities, including both government and corporate obligations and money market funds. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income related to these securities may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or perceived credit risk related to the securities’ issuers. A hypothetical one-half percentage point change in interest rates, assuming a parallel shift of all interest rates, would result in a $0.4 million change in annual interest income derived from investments in our portfolio as of February 28, 2015. For further discussion related to our investments as of February 28, 2015 and February 28, 2014, see NOTE 2—Summary of Significant Accounting Policies and NOTE 18—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.

Investment risk

The fair market value of our investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage increase in interest rates, assuming a parallel shift of all interest rates, would result in an approximate $15.2 million decrease in the fair value of our available-for-sale investment securities as of February 28, 2015. For further discussion related to our investments as of February 28, 2015 and February 28, 2014, see NOTE 2—Summary of Significant Accounting Policies and NOTE 18—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.

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

Accounts receivable

As of February 28, 2015 and February 28, 2014, no individual customer accounted for 10% or more of the Company’s accounts receivable.

Foreign currency risk

Approximately 42.8% of our revenue for the year ended February 28, 2015 was produced by sales outside the U.S. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component of net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency statements results in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decreases if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from our prior fiscal year ended February 28, 2014, our revenue and operating expenses from non-U.S. operations for the year ended February 28, 2015 would have been higher than we reported by approximately $35.9 million and $28.9 million, respectively, which would have resulted in income from operations being higher by $7.0 million.

Convertible notes

In October 2014, we issued $805.0 million of 0.25% convertible notes due 2019. The convertible notes have a fixed annual interest rate of 0.25%, and therefore we do not have economic interest rate exposure on the convertible notes. However, the fair market value of the convertible notes is exposed to interest rate risk. Generally, the fair market value of the convertible notes will increase as interest rates fall and decrease as interest rates rise. For further discussion regarding the fair value of the convertible notes, see NOTE 22—Convertible Notes to our Consolidated Financial Statements.

In connection with the sale of the convertible notes, we entered into convertible note hedge transactions and warrant transactions. The convertible note hedge transactions are expected to offset the potential dilution with respect to shares of our common stock upon any conversion of the convertible notes and/or offset any cash payments that we are required to make in excess of the principal amount of the converted notes, as the case may be. The warrant transactions will have a dilutive effect with respect to our common stock to the extent that the market price per share of our common stock, as measured under the terms of the warrant transactions, exceeds the applicable strike price of the warrants. However, subject to certain conditions, we may elect to settle all of the warrants in cash. The initial strike price of the warrants is $101.65 per share. The number of shares of our common stock underlying the warrants is 10,965,630 shares, subject to anti-dilution adjustments. The convertible note hedge and warrants are both considered indexed to our common stock and classified as equity; therefore, the convertible note hedge and warrants are not accounted for as derivative instruments.

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

The aggregate notional amount of outstanding forward contracts at February 28, 2015 was $108.1 million. The fair value of these outstanding contracts at February 28, 2015 was a gross $0.1 million asset and a gross $0.7 million liability, and is recorded in Other current assets and Accounts payable and accrued expenses, respectively, on our Consolidated Balance Sheets. The forward contracts generally expire within three months of the period ended February 28, 2015. The forward contracts will settle in Australian dollars, Euros, Hong Kong dollars, Japanese yen, Norwegian krona, Singapore dollars, Swedish krona, Swiss francs and U.S. dollars.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of the end of the period covered by this report.

Our independent registered public accounting firm, which has audited the financial statements included in Part II, Item 8 of this report, has also audited the effectiveness of the Company’s internal control over financial reporting as of February 28, 2015, as stated in their attestation report on our internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Red Hat, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Red Hat, Inc. and its subsidiaries at February 28, 2015 and February 28, 2014, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing in Item 8. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina
April 28, 2015

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands—except share and per share amounts)

	February 28, 2015	February 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,047,473	$646,742
Investments in debt securities, short-term	215,254	335,387
Accounts receivable, net of allowances for doubtful accounts of $2,247 and $1,986, respectively	468,021	360,594
Deferred tax assets, net	86,796	108,264
Prepaid expenses	150,715	118,387
Other current assets	1,980	1,808

Total current assets	$1,970,239	$1,571,182
Property and equipment, net of accumulated depreciation and amortization of $190,114 and $209,295, respectively	172,151	173,917
Goodwill	927,060	687,430
Identifiable intangibles, net	134,276	133,399
Investments in debt securities, long-term	546,016	505,300
Other assets, net	53,243	35,391

Total assets	$3,802,985	$3,106,619

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$237,733	$179,468
Deferred revenue	1,095,115	966,832
Other current obligations	1,844	1,786

Total current liabilities	$1,334,692	$1,148,086
Long-term deferred revenue	387,213	322,365
Convertible notes	715,402	—
Other long-term obligations	77,340	85,003
Commitments and contingencies (NOTES 14 and 15)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 233,061,964 and 230,915,589 shares issued, 183,551,078 and 189,712,211 shares outstanding at February 28, 2015 and February 28, 2014, respectively	23	23
Additional paid-in capital	1,963,851	1,891,848
Retained earnings	900,373	720,172
Treasury stock at cost, 49,510,886 and 41,203,378 shares at February 28, 2015 and February 28, 2014, respectively	(1,515,288)	(1,056,419)
Accumulated other comprehensive loss	(60,621)	(4,459)

Total stockholders’ equity	$1,288,338	$1,551,165

Total liabilities and stockholders’ equity	$3,802,985	$3,106,619

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands—except per share amounts)

	Year Ended
	February 28, 2015	February 28, 2014	February 28, 2013
Revenue:
Subscriptions	$1,561,234	$1,336,771	$1,148,341
Training and services	228,255	197,844	180,476

Total subscription and training and services revenue	$1,789,489	$1,534,615	$1,328,817

Cost of subscription and training and services revenue:
Cost of subscriptions	112,856	97,100	80,340
Cost of training and services	160,343	135,500	120,260

Total cost of subscription and training and services revenue	$273,199	$232,600	$200,600

Gross profit	$1,516,290	$1,302,015	$1,128,217
Operating expense:
Sales and marketing	728,387	597,885	514,554
Research and development	367,856	317,263	263,150
General and administrative	170,053	152,407	146,333
Facility exit costs	—	2,171	3,142

Total operating expense	$1,266,296	$1,069,726	$927,179

Income from operations	249,994	232,289	201,038
Interest income	8,336	6,645	8,245
Interest expense	9,394	160	267
Other income (expense), net	6,562	774	736

Income before provision for income taxes	$255,498	$239,548	$209,752
Provision for income taxes	75,297	61,256	59,548

Net income	$180,201	$178,292	$150,204

Basic net income per common share	$0.97	$0.94	$0.78

Diluted net income per common share	$0.95	$0.93	$0.77

Weighted average shares outstanding
Basic	186,529	189,920	193,147
Diluted	189,246	192,036	195,804

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	February 28, 2015	February 28, 2014	February 28, 2013
Net income	$180,201	$178,292	$150,204
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(56,163)	3,945	(2,810)
Available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities during the period	(148)	(466)	2,092
Reclassification for gain realized on available-for-sale securities, reported in Other income (expense), net	(152)	(350)	(797)
Tax benefit (expense)	301	379	(500)

Net change in available-for-sale securities (net of tax)	1	(437)	795

Total other comprehensive income (loss)	(56,162)	3,508	(2,015)

Comprehensive income	$124,039	$181,800	$148,189

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at February 29, 2012	226,553	$23	$1,709,082	$391,676	$(696,012)	$(5,952)	$1,398,817
Net income	—	—	—	150,204	—	—	150,204
Other comprehensive income (loss), net of tax	—	—	—	—	—	(2,015)	(2,015)
Vest and exercise of share-based awards	2,658	—	11,478	—	—	—	11,478
Common stock repurchase	—	—	—	—	(120,662)	—	(120,662)
Share-based compensation expense	—	—	98,698	—	—	—	98,698
Tax benefits related to share-based awards	—	—	33,625	—	—	—	33,625
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	—	(49,984)	—	—	—	(49,984)

Balance at February 28, 2013	229,211	$23	$1,802,899	$541,880	$(816,674)	$(7,967)	$1,520,161

Net income	—	—	—	178,292	—	—	178,292
Other comprehensive income (loss), net of tax	—	—	—	—	—	3,508	3,508
Vest and exercise of share-based awards	1,705	—	2,122	—	—	—	2,122
Common stock repurchase	—	—	—	—	(239,363)	—	(239,363)
Share-based compensation expense	—	—	113,774	—	—	—	113,774
Tax benefits related to share-based awards	—	—	10,073	—	—	—	10,073
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	—	(37,402)	—	—	—	(37,402)
Other	—	—	382	—	(382)	—	—

Balance at February 28, 2014	230,916	$23	$1,891,848	$720,172	$(1,056,419)	$(4,459)	$1,551,165

Net income	—	—	—	180,201	—	—	180,201
Other comprehensive income (loss), net of tax	—	—	—	—	—	(56,162)	(56,162)
Vest and exercise of share-based awards	2,146	—	2,434	—	—	—	2,434
Common stock repurchase (See NOTE 17)	—	—	(75,000)	—	(460,062)	—	(535,062)
Share-based compensation expense	—	—	135,232	—	—	—	135,232
Assumed employee share-based awards from acquisitions	—	—	895	—	—	—	895
Tax benefits related to share-based awards	—	—	6,436	—	—	—	6,436
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	—	(43,462)	—	—	—	(43,462)
Equity component of convertible notes	—	—	96,890	—	—	—	96,890
Equity component of convertible notes issuance cost	—	—	(1,833)	—	—	—	(1,833)
Purchase of convertible note hedges	—	—	(148,040)	—	—	—	(148,040)
Proceeds from issuance of warrants	—	—	79,776	—	—	—	79,776
Deferred taxes related to convertible notes	—	—	19,868	—	—	—	19,868
Other	—	—	(1,193)	—	1,193	—	—

Balance at February 28, 2015	233,062	$23	$1,963,851	$900,373	$(1,515,288)	$(60,621)	$1,288,338

Note: No preferred stock was issued or outstanding during the three years ended February 28, 2015.

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	February 28, 2015	February 28, 2014	February 28, 2013
Cash flows from operating activities:
Net income	$180,201	$178,292	$150,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,263	74,405	62,341
Amortization of debt discount and transaction costs	8,227	—	—
Deferred income taxes	23,517	13,776	5,630
Share-based compensation expense	135,232	113,774	98,698
Net amortization of bond premium on debt securities available for sale	9,314	8,697	6,889
Other	(3,474)	1,411	(2,626)
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable	(121,536)	(61,785)	(46,913)
Prepaid expenses	(40,741)	(25,122)	(14,726)
Accounts payable and accrued expenses	71,040	28,436	40,196
Deferred revenue	282,693	205,357	162,574
Other	2,059	3,339	3,030

Net cash provided by operating activities	$622,795	$540,580	$465,297

Cash flows from investing activities:
Purchase of investment in debt securities available for sale	(568,551)	(772,741)	(875,428)
Proceeds from sales and maturities of investment in debt securities available for sale	580,158	764,122	741,301
Acquisitions of businesses, net of cash acquired	(296,121)	—	(135,501)
Purchase of developed software and other intangible assets	(6,123)	(17,972)	(34,367)
Purchase of property and equipment	(45,648)	(79,587)	(85,671)
Other	11,282	(2,084)	617

Net cash used in investing activities	$(325,003)	$(108,262)	$(389,049)

Cash flows from financing activities:
Excess tax benefits from share-based payment arrangements	5,607	12,837	34,219
Proceeds from exercise of common stock options	2,434	2,122	11,478
Purchase of treasury stock	(535,062)	(239,363)	(120,662)
Payments related to settlement of employee shared-based awards	(43,462)	(37,402)	(49,984)
Proceeds from issuance of convertible notes, net of issuance costs	789,769	—	—
Purchase of convertible note hedges	(148,040)	—	—
Proceeds from issuance of warrants	79,776	—	—
Payments on other borrowings	(2,782)	(1,304)	(1,016)

Net cash provided by (used in) financing activities	$148,240	$(263,110)	$(125,965)

Effect of foreign currency exchange rates on cash and cash equivalents	$(45,301)	$(9,550)	$(12,416)

Net increase (decrease) in cash and cash equivalents	$400,731	$159,658	$(62,133)
Cash and cash equivalents at beginning of year	646,742	487,084	549,217

Cash and cash equivalents at end of year	$1,047,473	$646,742	$487,084

Supplemental cash flow information:
Cash paid during the year for:
Interest	$52	$43	$50
Income taxes	$33,701	$34,736	$14,863
Non-cash investing and financing activities:
Fixed assets acquired under capital leases	$1,818	$1,560	$1,137

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

Open source software is an alternative to proprietary software and represents a different model for the development and licensing of commercial software code than that typically used for proprietary software. Because open source software code is often freely shared, there are customarily no licensing fees for the use of open source software. Therefore, the Company does not recognize revenue from the licensing of the code itself. The Company provides value to its customers through the development, aggregation, integration, testing, certification, delivery, maintenance, enhancement and support of its Red Hat technologies, and by providing a level of performance, reliability, scalability, flexibility, stability and security for the technologies the Company packages and distributes. Moreover, because communities of developers not employed by the Company assist with the creation of the Company’s open source offerings, opportunities for further innovation of the Company’s offerings are supplemented by these communities.

The Company derives its revenue and generates cash from customers primarily from two sources: (i) subscription revenue and (ii) training and services revenue. These arrangements typically involve subscriptions to Red Hat technologies. The arrangements with the Company’s customers that produce this revenue and cash are explained in further detail in NOTE 2—Summary of Significant Accounting Policies.

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

Subscription revenue

Subscription revenue is comprised of direct and indirect sales of subscriptions relating to Red Hat technologies. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subscription agreement for the purchase of a subscription, subscription services are made available to the customer and the customer is billed. The deferred revenue amount is recognized as revenue ratably over the life of the subscription. Red Hat technologies are generally offered with either one or three-year base subscription periods; the majority of the Company’s subscriptions have one-year terms. Under these subscription agreements, renewal rates are generally specified for one or three-year renewal terms. Subscriptions generally entitle the end user to the technology itself and post-contract customer support, generally consisting of varying levels of support services as well as access to security errata, fixes, functionality enhancements to the technology and upgrades to new versions of the technologies, each on a when-and-if available basis, during the term of the subscription. The Company sells its offerings through two principal channels: (1) direct, which includes sales by the Company’s sales force as well as web store sales, and (2) indirect, which includes cloud service providers, distributors, value added resellers, systems integrators and OEMs. The Company recognizes revenue from the sale of Red Hat technologies ratably over the period of the subscription beginning on the commencement date of the subscription agreement.

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

Training and services revenue

Training and services revenue is comprised of revenue for consulting, engineering and customer training and education services. Consulting services consist of time-based arrangements, and revenue is recognized as these services are performed. Engineering services represent revenue earned under fixed fee arrangements with the Company’s OEM partners and other customers to provide for significant modification and customization of Red Hat technologies. The Company recognizes revenue for these fixed fee engineering services using the percentage of completion basis of accounting, provided the Company has the ability to make reliable estimates of progress towards completion, the fee for such services is fixed or determinable and collection of the resulting receivable is probable. Under the percentage of completion method, earnings under the contract are recognized based on the progress toward completion as estimated using the ratio of labor hours incurred to total expected project hours. Changes in estimates are recognized in the period in which they are known. Revenue for customer training and education services is recognized on the dates the services are complete.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and other long-lived assets

Goodwill

The Company tests goodwill for impairment annually. For the years ended February 28, 2015 and February 28, 2014, the Company applied its test for goodwill impairment as permitted by ASU 2011-08, which allows the Company to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying value. The outcome of these qualitative tests determines whether it is necessary for a company to perform the two-step goodwill impairment test as required in years prior to the adoption of ASU 2011-08.

After considering such qualitative factors as macroeconomic conditions, actual or anticipated changes to cost factors (for example, selling and delivery), overall financial performance and other Company-specific factors, such as potential changes in strategy, the Company determined that it was not more likely than not that any impairment to goodwill had occurred during the years ended February 28, 2015 and February 28, 2014. Consequently, the Company was not required to perform the remaining two-step quantitative goodwill impairment test.

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

See NOTE 7—Other Assets, Net for further discussion of impairment losses on long-lived assets for the years ended February 28, 2015, February 28, 2014 and February 28, 2013.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. Liquid investments with effective maturities of three months or less at the date of purchase are classified as cash equivalents. Investments with remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than twelve months from the balance sheet date are classified as long-term investments. The Company’s Level 1 financial instruments are valued using quoted prices in active markets for identical instruments. The Company’s Level 2 financial instruments, including derivative instruments, are valued using quoted prices for identical instruments in less active markets or using other observable market inputs for comparable instruments.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalized software costs

Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. As a result of the Company’s practice of releasing source code that it has developed on a weekly basis for unrestricted download on the Internet, there is generally no passage of time between achievement of technological feasibility and the availability of the Company’s product for general release. Therefore, at February 28, 2015 and February 28, 2014, the Company had no internally developed capitalized software costs for products to be sold to third parties.

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

Share-based compensation

The Company measures share-based compensation cost at grant date, based on the estimated fair value of the award and recognizes the cost over the employee requisite service period typically on a straight-line basis, net of estimated forfeitures. The Company estimates the fair value of stock options using the Black-Scholes-Merton valuation model. The fair value of nonvested share awards, nonvested share units and performance share units (PSUs”) are measured at their underlying closing share price on the date of grant. The Company’s share-based compensation is described further in NOTE 13—Share-based Awards.

Sales and marketing expenses

Sales and marketing expenses consist of costs, including salaries, sales commissions and related expenses, such as travel, of all personnel involved in the sales and marketing process. Sales and marketing expenses also include costs of advertising, sales lead generation programs, cooperative marketing arrangements and trade shows. Payments made to resellers or other customers are recognized as a reduction of revenue unless the Company (i) receives an identifiable benefit (goods or services) in exchange for such payments that is sufficiently separable from the purchase of the Company’s products and (ii) the Company can reasonably estimate the fair value of the benefit identified. Advertising costs are expensed as incurred.

Advertising expense totaled $62.6 million, $53.4 million and $42.7 million for the years ended February 28, 2015, February 28, 2014 and February 28, 2013, respectively.

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

Customers and credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, investments and trade receivables. The Company primarily places its cash, cash equivalents and investments with high-credit quality financial institutions which invest predominantly in U.S. government instruments, investment grade corporate bonds and certificates of deposit guaranteed by banks which are members of the Federal Deposit Insurance Corporation. Cash deposits are primarily in financial institutions in the U.S. and the United Kingdom. However, cash for monthly operating costs of international operations are deposited in banks outside the U.S.

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

With respect to the Company’s 0.25% convertible senior notes due 2019 (the “convertible notes”), the Company has the option to pay cash or deliver, as the case may be, either cash, shares of its common stock or combination of cash and shares of its common stock for the aggregate amount due upon conversion of the convertible notes. The Company’s intent is to settle the principal amount of the convertible notes in cash upon conversion. As a result, upon conversion of the convertible notes, only the amounts payable in excess of the principal amounts of the convertible notes would be considered in diluted earnings per share under the treasury stock method. See NOTE 22—Convertible Notes to the Company’s Consolidated Financial Statements for detailed information on the convertible notes.

Segment reporting

The Company is organized primarily on the basis of three geographic business units: the Americas (U.S., Latin America and Canada), EMEA (Europe, Middle East and Africa) and Asia Pacific. These business units are aggregated into one reportable segment due to the similarity in nature of products and services provided, financial performance economic characteristics (e.g., revenue growth and gross margin), methods of production and distribution and customer classes (e.g., cloud service providers, distributors, resellers and enterprise).

The Company has offices in more than 85 locations around the world. The Company manages its international business on an Americas-wide, EMEA-wide and Asia Pacific-wide basis. See NOTE 20—Segment Reporting for further discussion.

Recent accounting pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The FASB issued ASU 2015-03 to simplify the presentation of debt issuance costs related to a recognized debt liability to present the debt issuance costs as a direct deduction from the carrying value of the debt liability rather than showing the debt issuance costs as a deferred charge on the balance sheet. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and is effective for the Company as of the first quarter of the fiscal year ending February 28, 2017. The Company does not believe that this updated standard will have a material impact on the Company’s consolidated financial statements.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance is currently effective for fiscal years and interim periods within those years beginning after December 15, 2016, which is effective for the Company as of the first quarter of the fiscal year ending February 28, 2018. The FASB has proposed, but has not yet ratified, a one year deferral of ASU 2014-09. The Company is evaluating the impact that the implementation of this standard will have on the Company’s consolidated financial statements.

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

NOTE 3—Business Combinations

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

The consideration paid was $80.2 million and has been allocated to the Company’s assets and liabilities as follows: $68.5 million to goodwill, $9.0 million to identifiable intangible assets and the remaining $2.7 million to net working capital.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company incurred approximately $1.1 million in transaction costs, including legal and accounting fees, relating to the acquisition. These transaction costs have been expensed as incurred and included in general and administrative expense on the Company’s Consolidated Statement of Operations for the fiscal year ended February 28, 2015.

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

The consideration paid was $67.6 million and has been allocated to the Company’s assets and liabilities as follows: $60.8 million to goodwill, $5.3 million to identifiable intangible assets and the remaining $1.5 million to net working capital.

In addition to the cash consideration transferred, the Company issued a total of 529,057 restricted common shares to certain employee-shareholders. The vesting of these restricted shares is conditioned on continued employment with the Company. As a result of the employment condition, the Company has accounted for the transfer of these shares separately from the business combination. The shares effectively vest 25% per year, with the closing date fair value of the shares being amortized, on a straight-line basis, to share-based compensation expense in the Company’s Consolidated Statement of Operations.

The Company incurred approximately $0.9 million in transaction costs, including legal and accounting fees, relating to the acquisition. These transaction costs have been expensed as incurred and included in general and administrative expense on the Company’s Consolidated Statement of Operations for the fiscal year ended February 28, 2015.

Acquisition of Inktank Storage, Inc.

On April 30, 2014, the Company completed its acquisition of all of the shares of Inktank Storage, Inc. (“Inktank”), a provider of scale-out, open source storage systems, whose technology, Inktank Ceph Enterprise, delivers object and block storage software to enterprises deploying public or private clouds. The acquisition is intended to complement the Company’s existing GlusterFS-based storage and Red Hat Enterprise Linux OpenStack Platform offerings. Under the terms of the purchase agreement, the consideration transferred by the Company totaled $152.5 million. The Company incurred approximately $2.0 million in transaction costs, including legal and accounting fees, relating to the acquisition. These transaction costs have been expensed as incurred and included in general and administrative expense on the Company’s Consolidated Statement of Operations for the fiscal year ended February 28, 2015.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized as consideration transferred. The remaining $9.7 million of fair value will be recognized as compensation expense over the remaining vesting period ranging from 1 month to approximately 4 years.

(2)	In addition to the cash consideration transferred of $151.6 million and the assumed nonvested share-based awards with an acquisition-date fair value of $10.6 million, the Company committed to pay retention incentives totaling $8.4 million in cash (payable 25% annually from the date of acquisition assuming continued employment). The Company also awarded to key employees share-based awards with a combined grant value of $15.0 million which will vest 25% annually from the date of grant.

The table below represents the tangible and identifiable intangible assets acquired and liabilities assumed (in thousands):

Total Consideration Allocated
Identifiable intangible assets (see detail below)	$10,770
Cash	27
Accounts receivable	746
Deferred tax assets, net	12,060
Other assets	161
Accrued liabilities	(1,651)
Deferred revenue	(1,016)
Goodwill	131,446

Total consideration allocated	$152,543

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

Post-acquisition financial information

The following is a summary of the combined post-acquisition revenue, expenses and losses of FeedHenry, eNovance and Inktank that are included in the Company’s Consolidated Statement of Operations for the fiscal year ended February 28, 2015 (in thousands):

Year Ended
February 28, 2015
Revenue	$7,771
Operating expenses	(28,898)

Operating loss	(21,127)
Other income	849

Loss before tax benefit	(20,278)
Tax benefit	5,982

Net loss	$(14,296)

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition of ManageIQ, Inc.

On December 21, 2012, the Company completed its acquisition of ManageIQ, Inc. (“ManageIQ”), a provider of enterprise cloud management and automation solutions that enable organizations to deploy, manage and optimize private clouds, public clouds and virtualized infrastuctures. Under the terms of the purchase agreement, the consideration transferred by the Company totaled $104.5 million. The total cash consideration transferred of $104.5 million has been allocated to the Company’s assets and liabilities as follows: $79.9 million to goodwill, $17.3 million to identifiable intangible assets and the remaining $7.3 million to net working capital.

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

Pro forma consolidated financial information

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the fiscal years ended February 28, 2015, February 28, 2014 and February 28, 2013 (in thousands, except per share amounts) as if all of the acquisitions completed during fiscal 2015 and fiscal 2013 had closed on March 1, 2012, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisitions actually taken place at the beginning of the period.

	Year ended February 28, 2015	Year ended February 28, 2014	Year ended February 28, 2013

Revenue	$1,794,948	$1,551,301	$1,339,595
Net income	174,991	150,870	116,944
Basic net income per common share	$0.94	$0.79	$0.61
Diluted net income per common share	$0.92	$0.79	$0.60

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and other business combinations

The Company completed its annual goodwill impairment test in February 2015. No goodwill impairment was deemed to have occurred in fiscal 2015, 2014 or 2013. The following is a summary of goodwill for the years ended February 28, 2015, February 28, 2014 and February 28, 2013 (in thousands):

Balance at February 29, 2012	$591,563
Acquisition of ManageIQ	83,074
Other acquisitions	17,462
Impact of foreign currency fluctuations and other adjustments	(1,188)

Balance at February 28, 2013	$690,911
Final purchase price allocation adjustment for ManageIQ	(3,164)
Impact of foreign currency fluctuations	(317)

Balance at February 28, 2014	$687,430
Acquisition of Inktank	131,446
Acquisition of eNovance	60,849
Acquisition of FeedHenry	68,491
Impact of foreign currency fluctuations	(21,156)

Balance at February 28, 2015	$927,060

The excess of purchase price paid for FeedHenry, eNovance, Inktank, ManageIQ and other acquisitions over the fair value of the net assets acquired was recognized as goodwill. Goodwill comprises the majority of the purchase price paid for each of the acquired businesses because these businesses were focused on emerging technologies such as mobile technologies, cloud-enabling technologies and software-defined storage technologies, which consequently—at the time of acquisition—generated relatively little revenue. However, these acquired businesses, with their assembled, highly-specialized workforces and community of contributors, are expected to both expand the Company’s existing technology portfolio and advance the Company’s market position overall in open source enterprise solutions.

NOTE 4—Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. Activity in the Company’s allowance for doubtful accounts for the years ended February 28, 2015, February 28, 2014 and February 28, 2013 is presented in the following table (in thousands):

	Balance at beginning of period	Charged to (recovery of) expense	Adjustments (1)	Balance at end of period
2013	$1,877	$(102)	$(436)	$1,339
2014	$1,339	$841	$(194)	$1,986
2015	$1,986	$469	$(208)	$2,247

(1)	Represents foreign currency translation adjustments and amounts written-off as uncollectible accounts receivable.

As of February 28, 2015 and February 28, 2014, no individual customer accounted for 10% or more of the Company’s accounts receivable.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—Property and Equipment

The Company’s property and equipment is recorded at cost and consists of the following (in thousands):

	February 28, 2015	February 28, 2014
Computer equipment	$141,972	$137,570
Software, including software developed for internal use	80,565	112,348
Furniture and fixtures	28,595	28,007
Leasehold improvements	100,882	96,410
Property and equipment—in progress	10,251	8,877

Property and equipment	$362,265	$383,212
Less: accumulated depreciation	(190,114)	(209,295)

Property and equipment, net	$172,151	$173,917

The useful lives of property and equipment range from three to fifteen years. Leasehold improvements are amortized over the lesser of the useful life or lease term. Depreciation expense recognized in the Company’s Consolidated Financial Statements for the years ended February 28, 2015, February 28, 2014 and February 28, 2013 is summarized as follows (in thousands):

	Year ended February 28, 2015	Year ended February 28, 2014	Year ended February 28, 2013
Total depreciation expense	$48,001	$45,169	$38,818

NOTE 6—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of trademarks, copyrights and patents, purchased technologies, customer and reseller relationships, and covenants not to compete which are amortized over the estimated useful life, generally on a straight-line basis, with the exception of customer and reseller relationships which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit. Useful lives range from three to ten years. As of February 28, 2015 and February 28, 2014, trademarks with an indefinite estimated useful life totaled $11.3 million and $9.6 million, respectively. The following is a summary of identifiable intangible assets (in thousands):

	February 28, 2015			February 28, 2014
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$117,020	$(42,630)	$74,390	$105,269	$(34,784)	$70,485
Purchased technologies	81,482	(63,618)	17,864	79,433	(55,960)	23,473
Customer and reseller relationships	104,084	(71,512)	32,572	89,992	(63,075)	26,917
Covenants not to compete	10,683	(7,657)	3,026	10,690	(5,977)	4,713
Other intangible assets	8,833	(2,409)	6,424	8,922	(1,111)	7,811

Total identifiable intangible assets	$322,102	$(187,826)	$134,276	$294,306	$(160,907)	$133,399

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense associated with identifiable intangible assets recognized in the Company’s Consolidated Financial Statements for the years ended February 28, 2015, February 28, 2014 and February 28, 2013 is summarized as follows (in thousands):

	Year ended February 28, 2015	Year ended February 28, 2014	Year ended February 28, 2013
Cost of revenue	$12,049	$11,212	$5,943
Sales and marketing	7,838	8,872	8,416
Research and development	2,417	3,836	3,836
General and administrative	5,958	5,316	5,328

Total amortization expense	$28,262	$29,236	$23,523

As of February 28, 2015, future amortization expense on existing intangibles is as follows (in thousands):

Fiscal Year	Amortization Expense of Intangible Assets
2016	$27,885
2017	25,209
2018	21,477
2019	15,161
2020	11,072
Thereafter	22,184

Total amortization expense	$122,988

NOTE 7—Other Assets, Net

Other assets, net were comprised of the following (in thousands):

	February 28, 2015	February 28, 2014
Cost-basis investments	$28,154	$21,801
Net non-current deferred tax asset (see NOTE 11—Income Taxes)	18,049	7,655
Security deposits and other	7,040	5,935

Other assets, net	$53,243	$35,391

The Company reviews its non-marketable cost-basis investments in equity securities for other than temporary declines in fair value based on prices recently paid for shares in that company, as well as changes in market conditions. The carrying values are not necessarily representative of the amounts that the Company could realize in a current transaction. The Company recognized a loss of $4.6 million on certain investments during the year ended February 28, 2015. During the years ended February 28, 2014 and February 28, 2013, no significant losses were recognized on similar investments.

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

	February 28, 2015	February 28, 2014
Deferred commissions	$107,313	$80,987
Professional services	14,934	12,827
Taxes	17,543	13,012
Insurance	1,859	1,207
Other	9,066	10,354

Prepaid expenses	$150,715	$118,387

NOTE 9— Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses were comprised of the following (in thousands):

	February 28, 2015	February 28, 2014
Accounts payable	$31,017	$18,326
Accrued wages and other compensation related expenses	126,378	100,474
Accrued other trade payables	40,400	40,998
Accrued income and other taxes payable	39,596	19,253
Accrued other	342	417

Accounts payable and accrued expenses	$237,733	$179,468

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows as of February 28, 2015 and for the year then ended (in thousands):

				Year ended February 28, 2015
	As of February 28, 2015			Classification of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
	Balance Sheet Classification	Fair Value	Notional Value
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$74	$5,281	Other income (expense), net	$664

Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	(738)	102,836	Other income (expense), net	(2,626)

TOTAL		$(664)	$108,117		$(1,962)

The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows as of February 28, 2014 and for the year then ended (in thousands):

				Year ended February 28, 2014
	As of February 28, 2014			Classification of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
	Balance Sheet Classification	Fair Value	Notional Value
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$134	$24,790	Other income (expense), net	$1,147

Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	(15)	3,546	Other income (expense), net	(2,697)

TOTAL		$119	$28,336		$(1,550)

NOTE 11—Income Taxes

The U.S. and foreign components of the Company’s income before provision for income taxes consisted of the following (in thousands):

	February 28, 2015	February 28, 2014	February 28, 2013
U.S.	$167,388	$135,371	$130,560
Foreign	88,110	104,177	79,192

Income before provision for income taxes	$255,498	$239,548	$209,752

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the Company’s provision for income taxes consisted of the following (in thousands):

	February 28, 2015	February 28, 2014	February 28, 2013
Current:
Foreign	$26,325	$23,391	$16,556
Federal	15,252	19,734	33,598
State	4,090	7,147	1,882

Current tax expense	$45,667	$50,272	$52,036
Deferred:
Foreign	(8,188)	(1,100)	2,899
Federal	36,197	14,468	9,687
State	1,621	(2,384)	(5,074)

Deferred tax expense	$29,630	$10,984	$7,512

Net provision for income taxes	$75,297	$61,256	$59,548

Significant components of the Company’s deferred tax assets and liabilities at February 28, 2015 and February 28, 2014, consisted of the following (in thousands):

	February 28, 2015	February 28, 2014
Deferred tax assets:
Foreign net operating loss carryforwards	$6,704	$4,016
Domestic net operating loss carryforwards	17,956	8,650
Domestic credit carryforwards	8,990	24,045
Share-based compensation	36,996	32,478
Deferred revenue	68,850	49,749
Foreign deferred royalty expenses	9,958	8,396
Convertible notes	18,683	—
Other	12,407	10,599

Total deferred tax assets	$180,544	$137,933
Valuation allowance for deferred tax assets	(2,641)	(699)

Total deferred tax assets, net of valuation allowance	$177,903	$137,234

Deferred tax liabilities:
Goodwill	7,835	5,163
Fixed and intangible assets	37,321	28,283
Compensation accruals	23,518	12,738
Other	11,152	3,342

Total deferred tax liabilities	$79,826	$49,526

Net deferred tax asset	$98,077	$87,708

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s gross and net deferred tax asset and liability positions at February 28, 2015 are as follows (in thousands):

	Domestic	Foreign	Consolidated
Deferred tax assets:
Current	$94,120	$24,330	$118,450
Non-current	51,666	7,787	59,453
Deferred tax liabilities:
Current	24,270	8,043	32,313
Non-current	44,389	3,124	47,513

Net deferred tax asset	$77,127	$20,950	$98,077

Net current deferred tax asset	$69,850	$16,946	$86,796
Net non-current deferred tax asset, recorded in Other assets, net	7,277	10,772	18,049
Net current deferred tax liability, recorded in Other current obligations	—	(659)	(659)
Net non-current deferred tax liability, recorded in Other long-term obligations	—	(6,109)	(6,109)

Net deferred tax asset	$77,127	$20,950	$98,077

As of February 28, 2015, the Company continues to maintain a valuation allowance against its deferred tax assets with respect to certain foreign and state net operating loss (“NOL”) and credit carryforwards. For the year ended February 28, 2015, the valuation allowance increased by $1.9 million primarily as a result of acquired foreign NOL carryfowards.

As of February 28, 2015, the Company had U.S. federal NOL carryforwards of $43.5 million, foreign NOL carryforwards of $30.2 million and U.S. state NOL carryforwards of $75.2 million, of which $27.3 million consists of share-based compensation deductions in excess of the amounts expensed in the Company’s operating results. The resulting excess tax benefit will be recognized as an increase to additional paid in capital when realized. The NOL carryforwards expire in varying amounts beginning in the fiscal year ending February 29, 2016. As of February 28, 2015, the Company had U.S. federal research tax credit carryforwards of $7.4 million and state research tax credit carryforwards of $12.0 million, which expire in varying amounts beginning in the fiscal year ending February 29, 2016.

Taxes computed at the statutory federal income tax rates are reconciled to the provision for income taxes for the years ended February 28, 2015, February 28, 2014 and February 28, 2013, respectively, as follows (in thousands):

	February 28, 2015	February 28, 2014	February 28, 2013
Effective rate	29.5%	25.6%	28.4%
Provision at federal statutory rate, 35%	$89,424	$83,842	$73,413
State tax, net of federal tax benefit (1)	4,042	3,169	907
Foreign rate differential	(11,124)	(10,817)	(7,034)
Israel tax holiday (2)	(2,859)	(1,901)	(1,806)
Foreign dividend	8,720	623	5,787
Nondeductible items	3,339	2,157	2,141
Research tax credit	(5,329)	(3,070)	(5,348)
Foreign tax credit	(11,755)	(11,878)	(7,852)
Domestic production activities deduction	(4,433)	(4,973)	—
Other	5,272	4,104	(660)

Provision for income taxes	$75,297	$61,256	$59,548

(1)	During the year ended February 28, 2013, the Company amended its state income tax returns for prior years, which resulted in a reduction of state tax, net of federal tax benefit, of $3.4 million.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	The Company qualifies for a tax holiday in Israel which began during the fiscal year ended February 28, 2011 and is scheduled to terminate as of the fiscal year ending February 29, 2020. The tax holiday provides for an exemption from income tax in the first two years, and for a reduced rate of taxation on income generated in Israel for the subsequent eight years. The financial impact of this holiday for the year ended February 28, 2015 was a $2.9 million reduction in the Company’s provision for income taxes, which increased the Company’s diluted earnings per share by approximately $0.02.

As of February 28, 2015, cumulative undistributed earnings of non-U.S. subsidiaries totaled $420.0 million. Determination of the deferred tax liability, if any, on these earnings reinvested indefinitely outside the U.S. is not practicable because of available foreign tax credits, continually changing variables and other factors. It is the Company’s policy to invest the earnings of foreign subsidiaries indefinitely outside the U.S. From time to time, however, the Company may remit a portion of these earnings to the extent it does not incur additional U.S. tax and it is otherwise feasible. The Company has provided U.S. income taxes on the earnings of certain foreign subsidiaries that are not considered as permanently reinvested outside the U.S. The U.S. income tax on such earnings is completely offset by U.S. foreign tax credits. The Company has also provided U.S. income taxes on the earnings of certain foreign subsidiaries that are permanently reinvested outside the U.S. but are deemed distributed for U.S. federal income tax purposes. The U.S. income tax on such earnings is reduced or offset by available U.S. foreign tax credits.

Unrecognized tax benefits

The following table reconciles unrecognized tax benefits for the years ended February 28, 2015, February 28, 2014 and February 28, 2013 (in thousands):

Balance at February 29, 2012	$43,762
Additions based on tax positions related to prior years	2,122
Additions based on tax positions related to the current year	2,576
Reductions related to changes in facts and circumstances	(147)

Balance at February 29, 2013	$48,313
Additions based on tax positions related to prior years	100
Additions based on tax positions related to the current year	9,005
Reductions related to settlements with tax authorities	(364)

Balance at February 28, 2014	$57,054
Additions based on tax positions related to prior years	514
Additions based on tax positions related to the current year	3,374
Reductions related to changes in facts and circumstances	(229)
Reductions related to lapse of the statute of limitations	(370)

Balance at February 28, 2015	$60,343

The Company’s unrecognized tax benefits as February 28, 2015 and February 28, 2014, which, if recognized, would affect the Company’s effective tax rate were $55.7 million and $49.7 million, respectively.

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as income tax expense. Accrued interest and penalties related to unrecognized tax benefits totaled $9.2 million and $6.0 million as of February 28, 2015 and February 28, 2014, respectively.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of February 28, 2015. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs:

Tax Jurisdiction	Years Subject to Income Tax Examination
U.S. federal (1)	1994 – Present
California	2001 – Present
North Carolina	1999 – Present
Massachusetts	2008 – Present
Ireland	2010 – Present
Japan (2)	2012 – Present

(1)	The U.S. Internal Revenue Service has completed its examination with respect to the Company’s fiscal year ended February 28, 2010 and proposed certain adjustments. The Company believes that it has adequately provided for any reasonably foreseeable outcomes that may result from the proposed adjustments but, depending on the ultimate outcome, the Company could be required to pay additional income taxes. The Company does not believe that such outcome would have a material effect on its consolidated financial condition or consolidated results of operations.

(2)	The Company has been examined for income tax for years through February 28, 2011. A tax examination was concluded in fiscal 2012 with no significant adjustments resulting. However, the statute of limitations remains open for five years.

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

The Company repurchased 8,355,757 shares, 5,006,579 shares and 2,290,936 shares of its common stock during the fiscal years ended February 28, 2015, February 28, 2014 and February 28, 2013, respectively, at an aggregate cost of $535.1 million, $239.4 million and $120.7 million, respectively. These amounts are recorded as treasury stock on the Company’s Consolidated Balance Sheets.

Preferred stock

At February 28, 2015, the Company has authorized 5,000,000 shares of preferred stock with a par value of $0.0001 per share. No shares of preferred stock were outstanding as of February 28, 2015 or February 28, 2014.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13—Share-based Awards

Overview

The Company’s 2004 Long-Term Incentive Plan, as amended and restated (the “2004 Plan”), provides for the granting of stock options, service-based share awards and performance-based share awards, among other awards. As of February 28, 2015, there were 14.9 million shares of common stock reserved for issuance under future share-based awards to be granted to any employee, officer or director or consultant of the Company at terms and prices to be determined by the Board of Directors.

The following table summarizes share-based awards, by type, granted during the years ended February 28, 2015, February 28, 2014 and February 28, 2013:

	Awards Granted Year ended		Awards Granted Year ended		Awards Granted Year ended
	February 28, 2015		February 28, 2014		February 28, 2013
	Shares and Shares Underlying Awards	Weighted Average Per Share Award Fair Value	Shares and Shares Underlying Awards	Weighted Average Per Share Award Fair Value	Shares and Shares Underlying Awards	Weighted Average Per Share Award Fair Value
Stock options	—	$—	133,800	$12.64	114,361	$15.16
Service-based shares and share units (1)	2,994,553	$53.23	2,513,328	$47.43	2,471,872	$54.62
Performance-based share units—Maximum	1,148,084	$52.17	671,448	$47.86	613,800	$52.23
Stock options assumed as part of a business combination	219,169	$48.45	—	$—	—	$—
Restricted shares issued as part of a business combination with continued-employment service conditions	529,057	$54.75	—	$—	—	$—

Total share-based awards	4,890,863	$52.93	3,318,576	$46.11	3,200,033	$52.75

(1)	Service-based shares granted during the year ended February 28, 2015 include 184,325 restricted shares awarded to certain executives that were subject to both a four-year service condition and the achievement of a specified dollar amount of revenue for fiscal year 2015 (the “RSA performance goal”). The RSA performance goal for fiscal year 2015 was met. Therefore, as of February 28, 2015 only the service condition remained, with 25% of such shares scheduled to vest vesting on July 16, 2015, one year from the date of grant, and the remainder vesting ratably on a quarterly basis over the course of the subsequent three-year period.

The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements for the years ended February 28, 2015, February 28, 2014 and February 28, 2013 (in thousands):

	Year ended February 28, 2015	Year ended February 28, 2014	Year ended February 28, 2013
Cost of revenue	$14,027	$11,793	$9,433
Sales and marketing	55,203	40,322	32,906
Research and development	38,517	34,194	29,647
General and administrative	27,485	27,465	26,712

Total share-based compensation expense	$135,232	$113,774	$98,698

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-based compensation expense qualifying for capitalization was insignificant for each of the Company’s fiscal years ended February 28, 2015, February 28, 2014 and February 28, 2013. Accordingly, no share-based compensation expense was capitalized during these years.

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

The total fair value of stock options recognized in the Consolidated Financial Statements for the years ended February 28, 2015, February 28, 2014 and February 28, 2013 was as follows (in thousands):

	Year ended February 28, 2015	Year ended February 28, 2014	Year ended February 28, 2013
Total fair value of stock options recognized	$5,085	$2,139	$2,791

The following table summarizes the activity for the Company’s stock options for the years ended February 28, 2015, February 28, 2014 and February 28, 2013:

	Shares Underlying Options	Weighted Average Exercise Price Per Share
Outstanding at February 29, 2012	1,103,153	$16.21
Granted	114,361	55.17
Exercised	(735,086)	15.61
Forfeited	(29,741)	25.10

Outstanding at February 28, 2013	452,687	$26.43
Granted	133,800	47.12
Exercised	(175,026)	12.13
Forfeited	(34,840)	22.93

Outstanding at February 28, 2014	376,621	$40.75
Granted	—	—
Exercised	(141,702)	17.18
Forfeited	(22,310)	28.69
Assumed (1)	219,169	0.20

Outstanding at February 28, 2015	431,778	$28.53

(1)	Amount represents partially vested options assumed as part of a business combination.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As described above, options are typically granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. No options were granted by the Company during the three years ended February 28, 2015 with exercise prices less than the grant date fair value of the Company’s common stock.

The following summarizes information, as of February 28, 2015, about the Company’s outstanding and exercisable stock options:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.00 – $10.00	182,624	7.7	$0.33	56,976	$0.57
$10.01 – $20.00	3,130	0.9	$15.65	3,130	$15.65
$20.01 – $30.00	—	—	$—	—	$—
$30.01 – $40.00	11,667	0.6	$39.82	11,667	$39.82
$40.01 – $50.00	99,106	2.9	$44.23	40,288	$44.49
$50.01 and over	135,251	2.7	$54.43	66,086	$54.92

Total	431,778	4.8	$28.53	178,147	$33.50

The following summarizes the intrinsic value, as of February 28, 2015, of the Company’s outstanding, exercisable and expected to vest stock options:

Intrinsic Value of Stock Options	Number of Stock Options	Weighted Average Remaining Contractual Life	Intrinsic Value at February 28, 2015 (in thousands)
Outstanding	431,778	4.8	$17,526
Exercisable	178,147	3.7	$6,346
Expected to vest (assuming annual forfeiture rate of 10%)	227,474	5.6	$10,054

The intrinsic value of stock options exercised during the years ended February 28, 2015, February 28, 2014 and February 28, 2013 was as follows (in thousands):

	Year ended February 28, 2015	Year ended February 28, 2014	Year ended February 28, 2013
Total intrinsic value of stock options exercised	$6,289	$6,775	$29,598

As of February 28, 2015, compensation cost related to unvested stock options not yet recognized in the Company’s Consolidated Financial Statements totaled $7.6 million. The weighted average period over which these unvested stock options are expected to be recognized is approximately 2.0 years.

The fair values of options granted or assumed during the years ended February 28, 2015, February 28, 2014 and February 28, 2013 were estimated on the date of grant or assumption using the Black-Scholes-Merton option-pricing model based on the following weighted average assumptions:

	Year ended February 28, 2015	Year ended February 28, 2014	Year ended February 28, 2013
Expected dividend yield	—%	—%	—%
Risk-free interest rate	0.98%	0.62%	0.41%
Expected volatility (1)	36.39%	36.80%	38.13%
Expected life (in years) (2)	3.27	3.27	3.27
Weighted average fair value of options granted or assumed during the period	$48.45	$12.64	$15.16

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	The expected volatility rates for options granted or assumed during the years ended February 28, 2015, February 28, 2014 and February 28, 2013 were estimated based on an approximate equal weighting of the historical volatility of the Company’s common stock over a period of approximately 3.27 years and the implied volatility of publicly traded options for the Company’s common stock.

(2)	The expected term for options granted or assumed during the years ended February 28, 2015, February 28, 2014 and February 28, 2013 was determined based on the Company’s historical exercise data. The Company reassesses its estimate of expected term annually or when new information indicates a change is appropriate.

Service-based share awards

Service-based share awards include nonvested shares, nonvested share units and deferred share units granted under the 2004 Plan. Nonvested shares and share units generally vest, subject to continued service to the Company, (i) 25% on the first anniversary of the date of grant and 6.25% on the first day of each subsequent three-month period for nonvested shares and (ii) 25% each year over a four-year period beginning on the date of grant for nonvested share units. Nonvested shares and nonvested share units are generally amortized to expense on a straight-line basis over four years. Deferred share units are awarded to directors and generally vest within one year when issued in lieu of annual share awards or immediately when issued in lieu of cash.

The total fair value of service-based share awards recognized in the Company’s Consolidated Financial Statements for the years ended February 28, 2015, February 28, 2014 and February 28, 2013 was as follows (in thousands):

	Year ended February 28, 2015	Year ended February 28, 2014	Year ended February 28, 2013
Total fair value of service-based awards recognized	$107,887	$92,450	$76,460

The following table summarizes the activity for the Company’s service-based share awards for the years ended February 28, 2015, February 28, 2014 and February 28, 2013:

	Nonvested Shares and Share Units	Weighted Average Grant-date Fair Value
Service-based share awards at February 29, 2012	5,486,639	$36.36
Granted	2,471,872	54.62
Vested	(2,184,588)	31.33
Forfeited	(580,490)	41.56

Service-based share awards at February 28, 2013	5,193,433	$46.59
Granted	2,513,328	47.43
Vested	(1,915,326)	42.35
Forfeited	(418,127)	48.53

Service-based share awards at February 28, 2014	5,373,308	$48.34
Granted	2,994,553	53.23
Vested	(1,948,247)	47.24
Forfeited	(569,952)	48.50
Restricted shares issued as part of a business combination with continued-employment service conditions (1)	529,057	54.75

Service-based share awards at February 28, 2015	6,378,719	$51.49

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	As part of the Company’s acquisition of eNovance, a total of 529,057 restricted common shares were issued to certain shareholders of eNovance. These restricted shares are conditioned on continued employment with the Company. The shares effectively vest 25% per year and are being amortized on a straight-line basis to share-based compensation expense in the Company’s Consolidated Statement of Operations.

The following summarizes the intrinsic value, as of February 28, 2015, of the Company’s service-based awards outstanding and expected to vest:

Intrinsic Value of Service-based Awards	Number of Shares and Share Units	Weighted Average Remaining Vesting Period	Intrinsic Value at February 28, 2015 (in thousands)
Outstanding	6,378,719	2.8	$440,897
Expected to vest (assuming annual forfeiture rate of 10%)	5,464,591	2.8	$377,713

The intrinsic value of service-based awards vesting during the years ended February 28, 2015, February 28, 2014 and February 28, 2013 was as follows (in thousands):

	Year ended February 28, 2015	Year ended February 28, 2014	Year ended February 28, 2013
Total intrinsic value of service-based awards vesting	$108,066	$88,969	$118,299

As of February 28, 2015, compensation cost related to service-based share awards not yet recognized in the Company’s Consolidated Financial Statements totaled $242.5 million. The weighted average period over which these nonvested awards are expected to be recognized is approximately 2.8 years.

Performance-based share awards

Under the 2004 Plan, certain executive officers and senior management were awarded a target number of performance share units (“PSUs”). The PSU payouts are either based on (i) the Company’s financial performance (“performance condition”) or (ii) the performance of the Company’s common stock (“market condition”). Set forth below are general descriptions of the two types of performance-based awards granted to certain executive officers and members of senior management.

PSUs with performance conditions

Depending on the Company’s financial performance measured against the financial performance of specified peer companies during a three-year performance period, PSU grantees may earn up to 200% of the target number of PSUs (the “Maximum PSUs”). Payouts are earned over a performance period with two separate performance segments (or three separate performance segments for grants prior to fiscal 2014). Up to 50% of the Maximum PSUs may be earned in respect of the first performance segment; and up to 100% of the Maximum PSUs may be earned in respect of the second performance segment, less the amount earned in the first performance segment.

PSUs with market conditions

Depending on the performance of the Company’s common stock over a performance period of approximately three years, PSU grantees may earn up to 200% of the target number of PSUs. The number of PSUs earned is determined based on a comparison of the performance of the Company’s total shareholder return (or share price for grants prior to fiscal 2014) relative to the performance of the total shareholder return (or share price for grants prior to fiscal 2014) of specified peer companies during the same performance period. Each grantee will receive a number of shares of common stock equal to the number of PSUs earned in a single payout following the end of the performance period.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the PSUs with the market condition described above, certain executives were awarded a total of 242,352 PSUs that will pay out only if the Company’s total shareholder return increases by at least 50% within a three-year performance period beginning on August 6, 2014 (“TSR Hurdle PSUs”). If the performance goal is achieved during the performance period and the grantee’s business relationship with the Company has not ceased, 50% of the TSR Hurdle PSU’s shall vest upon achievement of the performance goal and the remaining 50% of the TSR Hurdle PSUs shall vest on the last day of the four-year service period beginning on August 6, 2014. If the performance goal is not met on or before the last day of the performance period, then all TSR Hurdle PSUs are forfeited.

The following table summarizes the activity for the Company’s PSUs for the years ended February 28, 2015, February 28, 2014 and February 28, 2013:

	Maximum
Activity	Shares Underlying Performance Share Units	Weighted Average Grant Date Fair Value
Outstanding at February 29, 2012	1,725,607	$31.60
Granted	613,800	52.23
Vested	(634,384)	23.62
Forfeited	(200,353)	32.81

Outstanding at February 28, 2013	1,504,670	$43.22
Granted	671,448	47.86
Vested	(399,334)	33.47
Forfeited	(101,559)	44.34

Outstanding at February 28, 2014	1,675,225	$47.34
Granted	1,148,084	52.17
Vested	(374,921)	45.42
Forfeited	(299,053)	41.90

Outstanding at February 28, 2015	2,149,335	$51.01

Vested and forfeited amounts represent the actual number of shares vesting and forfeited during the year. Outstanding amounts represent the remaining maximum potential shares available to vest as of the period ended.

The total fair value of performance-based share awards recognized in the Company’s Consolidated Financial Statements for the years ended February 28, 2015, February 28, 2014 and February 28, 2013 was as follows (in thousands):

	Year ended February 28, 2015	Year ended February 28, 2014	Year ended February 28, 2013
Total fair value of performance-based awards recognized	$22,260	$19,185	$19,447

The total intrinsic value of performance-based share awards vesting during the years ended February 28, 2015, February 28, 2014 and February 28, 2013 was as follows (in thousands):

	Year ended February 28, 2015	Year ended February 28, 2014	Year ended February 28, 2013
Total intrinsic value of performance-based awards vesting	$18,733	$19,639	$37,872

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of February 28, 2015, the number of shares subject to PSU awards expected to vest was 1.3 million shares. Compensation expense related to PSUs expected to vest but not yet recognized in the Consolidated Financial Statements totaled $27.1 million as of February 28, 2015. The weighted average period over which these awards are expected to be recognized is approximately 2.3 years.

NOTE 14—Commitments and Contingencies

Operating leases

As of February 28, 2015, the Company leased office space and certain equipment under various non-cancelable operating leases. Future minimum lease payments required under the operating leases at February 28, 2015 are as follows (in thousands):

Fiscal Year	Operating Leases
2016	$31,330
2017	25,973
2018	20,679
2019	17,737
2020	15,862
Thereafter	87,490

Total minimum lease payments	$199,071

Rent expense under operating leases for the fiscal years ended February 28, 2015, February 28, 2014 and February 28, 2013 is provided in the following table (in thousands):

	Year ended February 28, 2015	Year ended February 28, 2014	Year ended February 28, 2013
Total operating lease expense	$30,869	$29,472	$26,830

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

It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the facts and circumstances involved in each particular agreement. The Company does not record a liability for claims related to indemnification unless the Company concludes that the likelihood of a material claim is probable and estimable. Payments pursuant to these indemnification claims during the years ended February 28, 2015, February 28, 2014 and February 28, 2013 were in the aggregate immaterial.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15—Legal Proceedings

The Company experiences routine litigation in the normal course of its business, including patent litigation. The Company presently believes that the outcome of this routine litigation will not have a material adverse effect on its financial position, results of operations or cash flows.

NOTE 16—Employee Benefit Plans

The Company provides retirement plans whereby participants may elect to contribute a portion of their annual compensation to the plans, after complying with certain limitations. The Company has the option to make contributions to the plans and contributed to the plans for the years ended February 28, 2015, February 28, 2014 and February 28, 2013 as follows (in thousands):

	Year ended February 28, 2015	Year ended February 28, 2014	Year ended February 28, 2013
Total contributions to employee benefit plans	$21,721	$17,613	$14,695

NOTE 17—Share Repurchase Programs

On April 15, 2013, the Company announced that its Board of Directors has authorized the repurchase of up to $300.0 million of Red Hat’s common stock from time to time on the open market or in privately negotiated transactions. The program commenced on April 16, 2013 and expired on March 31, 2015.

As of February 28, 2015, the Company had repurchased 4,401,206 shares of its common stock for $220.0 million under this program. See NOTE 25—Subsequent Events for a discussion of the Company’s new share repurchase program.

Accelerated share repurchase

The Company used $375.0 million of the net proceeds from the issuance of the convertible notes discussed in NOTE 22—Convertible Notes to the Company’s Consolidated Financial Statements during the fiscal year ended February 28, 2015 to repurchase shares of its common stock under an accelerated share repurchase program (the “ASR Agreement”). On October 7, 2014, under the ASR Agreement, the Company paid $375.0 million to the ASR Agreement counterparty and received 5,312,555 shares of its common stock from the ASR Agreement counterparty, which represented 80% of the shares the Company would have repurchased assuming an average share price of $56.47 (the Company’s closing share price at October 1, 2014). The ASR Agreement was completed on February 27, 2015. On March 4, 2015, the ASR Agreement counterparty delivered 720,101 additional shares of the Company’s common stock to the Company in settlement of the ASR Agreement.

The Company accounted for the ASR Agreement as two separate transactions: (i) the 5,312,555 shares of common stock initially delivered to the Company were accounted for as a treasury stock transaction with $300.0 million, or 80%, of the $375.0 million upfront payment being recorded in Treasury stock in the Company’s Consolidated Balance Sheet at February 28, 2015 and (ii) the unsettled portion of the ASR Agreement of $75.0 million was recorded in Additional paid-in capital on the Company’s Consolidated Balance Sheet as of February 28, 2015. The $75.0 million recorded in Additional paid-in capital will be reclassified to Treasury stock in the first quarter of fiscal year 2016 to reflect the March 4, 2015 settlement of the additional 720,101 shares of the Company’s common stock.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18—Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at February 28, 2015 (in thousands):

	As of February 28, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$369,926	$369,926	$—	$—
Interest-bearing deposits (1)	39	—	39	—
Available-for-sale securities (1):
Commercial paper	29,994	—	29,994	—
U.S. agency securities	276,287	—	276,287	—
Corporate securities	421,200	—	421,200	—
Foreign government securities	63,744	—	63,744	—
Foreign currency derivatives (2)	74	—	74	—
Liabilities:
Foreign currency derivatives (3)	(738)	—	(738)	—

Total	$1,160,526	$369,926	$790,600	$—

(1)	Included in Cash and cash equivalents, Investments in debt securities, short-term or Investments in debt securities, long-term in the Company’s Consolidated Balance Sheet at February 28, 2015 in addition to $647.6 million of cash.
(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at February 28, 2015.
(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at February 28, 2015.

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at February 28, 2014 (in thousands):

	As of February 28, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$178,280	$178,280	$—	$—
Interest-bearing deposits (1)	86,937	—	86,937	—
Available-for-sale securities (1):
Commercial paper	37,643	—	37,643	—
U.S. agency securities	279,049	—	279,049	—
Corporate securities	382,516	—	382,516	—
Foreign government securities	79,841	—	79,841	—
Foreign currency derivatives (2)	134		134
Liabilities:
Foreign currency derivatives (3)	(15)	—	(15)	—

Total	$1,044,385	$178,280	$866,105	$—

(1)	Included in Cash and cash equivalents, Investments in debt securities, short-term or Investments in debt securities, long-term in the Company’s Consolidated Balance Sheet at February 28, 2014, in addition to $443.2 million of cash.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at February 28, 2014.
(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at February 28, 2014.

The following table represents the Company’s investments measured at fair value as of February 28, 2015 (in thousands):

					Balance Sheet Classification
	Amortized	Gross Unrealized		Aggregate	Cash Equivalent Marketable	Investments in debt securities,	Investments in debt securities,
	Cost	Gains	Losses(1)	Fair Value	Securities	short-term	long-term
Money markets	$369,926	$—	$—	$369,926	$369,926	$—	$—
Interest-bearing deposits	39	—	—	39	—	39	—
Commercial paper	29,994	—	—	29,994	29,994	—	—
U.S. agency securities	276,928	13	(654)	276,287	—	5,002	271,285
Corporate securities	420,431	1,219	(450)	421,200	—	146,469	274,731
Foreign government securities	63,687	59	(2)	63,744	—	63,744	—

Total	$1,161,005	$1,291	$(1,106)	$1,161,190	$399,920	$215,254	$546,016

(1)	As of February 28, 2015, there were $0.3 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer.

The following table summarizes the stated maturities of the Company’s investment in available-for-sale securities at February 28, 2015 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Maturity of current and long-term available-for-sale securities	$791,225	$245,209	$396,325	$149,691	$—

The following table represents the Company’s investments measured at fair value as of February 28, 2014 (in thousands):

					Balance Sheet Classification
	Amortized	Gross Unrealized		Aggregate	Cash Equivalent Marketable	Investments in debt securities,	Investments in debt securities,
	Cost	Gains	Losses(1)	Fair Value	Securities	short-term	long-term
Money markets	$178,280	$—	$—	$178,280	$178,280	$—	$—
Interest-bearing deposits	86,937	—	—	86,937	—	86,937	—
Commercial paper	37,643	—	—	37,643	25,299	12,344	—
U.S. agency securities	279,657	12	(620)	279,049	—	56,314	222,735
Corporate securities	381,446	1,279	(209)	382,516	—	131,612	250,904
Foreign government securities	79,818	34	(11)	79,841	—	48,180	31,661

Total	$1,043,781	$1,325	$(840)	$1,044,266	$203,579	$335,387	$505,300

(1)	As of February 28, 2014, there were $0.2 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19—Earnings Per Share

The following table reconciles the numerators and denominators of the earnings per share calculation for the years ended February 28, 2015, February 28, 2014 and February 28, 2013 (in thousands, except per share amounts):

	Year ended February 28, 2015	Year ended February 28, 2014	Year ended February 28, 2013
Net income, basic and diluted	$180,201	$178,292	$150,204

Weighted average common shares outstanding	186,529	189,920	193,147
Incremental shares attributable to assumed vesting or exercise of outstanding equity award shares	2,717	2,116	2,657

Diluted shares	189,246	192,036	195,804

Net income per share - diluted	$0.95	$0.93	$0.77

The weighted average number of shares outstanding used in the computation of basic and diluted earnings per share for the fiscal year ended February 28, 2015 does not include the effect of common stock potentially issuable in accordance with the terms of the Company’s convertible notes and warrants. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive.

With respect to the Company’s convertible notes, the Company has the option to pay cash or deliver, as the case may be, either cash, shares of its common stock or combination of cash and shares of its common stock for the aggregate amount due upon conversion of the convertible notes. The Company’s intent is to settle the principal amount of the convertible notes in cash upon conversion. As a result, upon conversion of the convertible notes, only the amounts payable in excess of the principal amounts of the convertible notes would be considered in diluted earnings per share under the treasury stock method. See NOTE 22—Convertible Notes to the Company’s Consolidated Financial Statements for detailed information on the convertible notes.

The following share awards are not included in the computation of diluted earnings per share because the aggregate value of proceeds considered received upon either exercise or vesting was greater than the average market price of the Company’s common stock during the related periods and the effect of including such share awards in the computation would be anti-dilutive (in thousands):

	Year ended February 28, 2015	Year ended February 28, 2014	Year ended February 28, 2013
Number of shares considered anti-dilutive for calculating diluted EPS	121	360	77

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20—Segment Reporting

The following summarizes revenue from unaffiliated customers, income (loss) from operations, total cash, cash equivalents and available-for-sale investment securities and total assets by geographic segment at and for the years ended February 28, 2015, February 28, 2014 and February 28, 2013 (in thousands):

	Americas	EMEA	Asia Pacific	Corporate(1)	Consolidated
	Year ended February 28, 2015
Revenue from unaffiliated customers	$1,144,237	$410,299	$234,953	$—	$1,789,489
Income (loss) from operations	$242,173	$89,364	$53,689	$(135,232)	$249,994
Total cash, cash equivalents and available-for-sale investment securities	$1,267,824	$405,114	$135,805	$—	$1,808,743
Total assets	$2,773,754	$726,213	$303,018	$—	$3,802,985

	Year ended February 28, 2014
Revenue from unaffiliated customers	$974,655	$352,935	$207,025	$—	$1,534,615
Income (loss) from operations	$199,254	$94,949	$51,860	$(113,774)	$232,289
Total cash, cash equivalents and available-for-sale investment securities	$808,830	$517,397	$161,202	$—	$1,487,429
Total assets	$2,153,828	$703,929	$248,862	$—	$3,106,619

	Year ended February 28, 2013
Revenue from unaffiliated customers	$855,214	$284,922	$188,681	$—	$1,328,817
Income (loss) from operations	$181,136	$72,440	$46,160	$(98,698)	$201,038
Total cash, cash equivalents and available-for-sale investment securities	$825,906	$370,174	$122,293	$—	$1,318,373
Total assets	$2,068,879	$534,093	$210,688	$—	$2,813,660

(1)	Amounts represent share-based compensation expense for each of the three fiscal years ended February 28, 2015, February 28, 2014 and February 28, 2013, which was not allocated to geographic segments.

Supplemental information about geographic areas

The following table lists, for the years ended February 28, 2015, February 28, 2014 and February 28, 2013, revenue from unaffiliated customers in the United States, the Company’s country of domicile, and revenue from foreign countries (in thousands):

	Year ended February 28, 2015	Year ended February 28, 2014	Year ended February 28, 2013
United States, the Company’s country of domicile	$1,022,803	$848,053	$753,898
Foreign	766,686	686,562	574,919

Total revenue from unaffiliated customers	$1,789,489	$1,534,615	$1,328,817

There were no individual foreign countries in which the Company earned 10% or more of its revenue from unaffiliated customers.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total tangible long-lived assets located in the United States, the Company’s country of domicile, and similar tangible long-lived assets held outside the U.S. are summarized in the following table for the years ended February 28, 2015, February 28, 2014 and February 28, 2013 (in thousands):

	February 28, 2015	February 28, 2014	February 28, 2013
United States, the Company’s country of domicile	$131,792	$137,356	$105,029
Foreign	40,359	36,561	36,557

Total tangible long-lived assets	$172,151	$173,917	$141,586

Supplemental information about major customers

For the years ended February 28, 2015, February 28, 2014 and February 28, 2013, there were no individual customers from which the Company generated 10% or greater revenue.

Supplemental information about products and services

The following table, for each of the fiscal years ended February 28, 2015, February 28, 2014 and February 28, 2013, provides further detail, by type, of our subscription and services revenues. Infrastructure-related offerings subscription revenue includes subscription revenue generated from Red Hat Enterprise Linux and related technologies such as Red Hat Enterprise Virtualization. Subscription revenue generated from our Application development-related and other emerging technology offerings includes Red Hat JBoss Middleware, Red Hat Storage Technologies and Red Hat cloud offerings such as Red Hat Enterprise Linux OpenStack Platform and OpenShift by Red Hat (in thousands):

	Year ended February 28, 2015	Year ended February 28, 2014	Year ended February 28, 2013
Subscription revenue:
Infrastructure-related offerings	$1,324,693	$1,171,103	$1,027,983
Application development-related and other emerging technology offerings	236,541	165,668	120,358

Total subscription revenue	1,561,234	1,336,771	1,148,341

Training and services revenue:
Consulting services	171,436	145,191	129,363
Training	56,819	52,653	51,113

Total training and services revenue	228,255	197,844	180,476

Total revenue	$1,789,489	$1,534,615	$1,328,817

NOTE 21—Other Long-Term Obligations

Other long-term obligations were comprised of the following (in thousands):

	February 28, 2015	February 28, 2014
Accrued income taxes	$57,083	$45,645
Deferred rent credits	12,992	10,879
Net non-current deferred tax liability (See NOTE 11—Income Taxes)	6,109	27,541
Other	1,156	938

Other long-term obligations	$77,340	$85,003

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 22—Convertible Notes

Convertible note offering

On October 7, 2014, the Company completed its offering of $805.0 million aggregate principal amount of its 0.25% Convertible Senior Notes due 2019 (the “convertible notes”). The convertible notes were sold in a private placement under a purchase agreement, dated as of October 1, 2014, entered into by and among the Company and the Initial Purchasers, for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act.

The Company used $148.0 million of the net proceeds from the offering of the convertible notes to pay the cost of the privately-negotiated convertible note hedge transactions described below. The Company received proceeds of $79.8 million from the sale of warrants pursuant to the warrant transactions described below.

In addition, the Company used $375.0 million of the net proceeds from the offering of the convertible notes to repurchase shares of its common stock under an accelerated share repurchase program pursuant to an agreement that the Company entered into on October 1, 2014, as described in NOTE 17—Share Repurchase Programs to the Company’s Consolidated Financial Statements.

The Company intends to use the remaining net proceeds from the offering for working capital and other general corporate purposes, which may include capital expenditures, potential acquisitions or strategic transactions.

Indenture

On October 7, 2014, the Company entered into an indenture (the “Indenture”) with respect to the convertible notes with U.S. Bank National Association, as trustee (the “Trustee”). Under the Indenture, the convertible notes will be senior unsecured obligations of the Company and bear interest at a rate of 0.25% per year, payable semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2015. The convertible notes will mature on October 1, 2019, unless previously purchased or converted.

The convertible notes are convertible into shares of the Company’s common stock at an initial conversion rate of 13.6219 shares per $1,000 principal amount of convertible notes (which is equivalent to an initial conversion price of approximately $73.41 per share), subject to adjustment upon the occurrence of certain events. The initial conversion price represents a premium of approximately 30% to the $56.47 per share closing price of the Company’s common stock on October 1, 2014. Upon conversion of the convertible notes, holders will receive cash or shares of the Company’s common stock or a combination thereof, at the Company’s election.

Prior to April 1, 2019, the convertible notes will be convertible only upon the occurrence of certain circumstances, and will be convertible thereafter at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the convertible notes.

The conversion rate is subject to customary anti-dilution adjustments. If certain corporate events described in the Indenture occur prior to the maturity date, the conversion rate will be increased for a holder who elects to convert its convertible notes in connection with such corporate event in certain circumstances.

The convertible notes are not redeemable prior to maturity, and no sinking fund is provided for the convertible notes. If the Company undergoes a “fundamental change,” as defined in the Indenture, subject to certain conditions, holders may require the Company to purchase for cash all or any portion of their convertible notes. The fundamental

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

change purchase price will be 100% of the principal amount of the convertible notes to be purchased plus any accrued and unpaid special interest up to but excluding the fundamental change purchase date.

The Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of at least 25% in principal amount of the outstanding convertible notes may declare 100% of the principal of, and accrued and unpaid interest, if any, on, all the convertible notes to be due and payable.

In accounting for the issuance of the convertible notes, the Company separated the convertible notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the estimated fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the face value of the convertible notes as a whole. The excess of the face value of the convertible notes as a whole over the carrying amount of the liability component (the “debt discount”) is amortized to interest expense over the term of the convertible notes using the effective interest method with an effective interest rate of 2.86% per annum. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

As of February 28, 2015, the convertible notes consisted of the following (in thousands):

February 28, 2015
Liability component
Principal	$805,000
Less: debt discount	(89,598)

Net carrying amount	$715,402

Equity component (1)	$96,890

(1)	Recorded in the Consolidated Balance Sheet in Additional paid-in capital.

In accounting for the transaction costs related to the convertible note issuance, the Company allocated the total amount incurred of $15.2 million to the liability and equity components based on their relative fair values. Issuance costs attributable to the liability component totaled $13.4 million and are being amortized to interest expense over the term of the convertible notes using the effective interest method. The remaining $1.8 million of issuance costs have been allocated to the equity component and are included in Additional paid-in capital on the Company’s Consolidated Balance Sheet as of February 28, 2015. Additionally, the Company recorded a deferred tax asset of $0.7 million related to the $1.8 million equity component of transactional costs which are deductible for tax purposes.

The following table includes total interest expense recognized related to the convertible notes for the fiscal year ended February 28, 2015 (in thousands):

Year ended February 28, 2015
Coupon rate 0.25% per year, payable semiannually	$805
Amortization of convertible note issuance costs—liability component	935
Accretion of debt discount	7,292

Total interest expense related to convertible notes	$9,032

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the convertible notes, which was determined based on inputs that are observable in the market (Level 2), and the carrying value of convertible notes (the carrying value excludes the equity component of the convertible notes classified in equity) is as follows (in thousands):

	February 28, 2015
	Fair Value	Carrying Value
Convertible notes	$722,029	$715,402

Convertible note hedge transactions and warrant transactions

On October 1, 2014, the Company entered into convertible note hedge transactions and warrant transactions with certain of the Initial Purchasers of the convertible notes or their respective affiliates (the “Option Counterparties”).

The convertible note hedge transactions are expected to offset the potential dilution with respect to shares of the Company’s common stock upon any conversion of the convertible notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted notes, as the case may be. To partially offset the $148.0 million cost of the convertible note hedge transactions, the Company issued warrants and received proceeds of $79.8 million. The number of shares of the Company’s common stock underlying the warrants total 10,965,630, the same number of shares underlying the convertible notes and the convertible note hedge transactions. The combination of the convertible note hedge transactions and the warrant transactions effectively increases the initial conversion price of the convertible notes from $73.41 per share to $101.65 per share. As a result, the warrant transactions will have a dilutive effect with respect to the Company’s common stock to the extent that the market price per share of the Company’s common stock, as measured under the terms of the warrant transactions, exceeds the $101.65 strike price of the warrants. However, subject to certain conditions, the Company may elect to settle all of the warrants in cash. The $101.65 strike price of the warrants represents a premium of approximately 80% over the $56.47 per share closing price of the Company’s common stock on October 1, 2014.

The purchase of convertible note hedges and proceeds from issuance of warrants were recorded in stockholders’ equity and will continue to be classified as stockholders’ equity.

NOTE 23—Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss was comprised of the following (in thousands):

	February 28, 2015	February 28, 2014
Accumulated loss from foreign currency translation adjustment	$(60,986)	$(4,823)
Accumulated unrealized gain, net of tax, on available-for-sale securities	365	364

Accumulated other comprehensive loss	$(60,621)	$(4,459)

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 24—Unaudited Quarterly Results

Below are unaudited condensed quarterly results for the year ended February 28, 2015:

	Year ended February 28, 2015
	(Unaudited)
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except per share data)
Revenue:
Subscriptions	$405,072	$394,699	$389,495	$371,968
Training and services	58,869	61,196	56,404	51,786

Total subscription and training and services revenue	$463,941	$455,895	$445,899	$423,754
Gross profit	$393,724	$384,530	$378,725	$359,311
Income from operations	$67,607	$67,197	$64,227	$50,963
Interest income	$2,288	$2,196	$2,010	$1,842
Interest expense	$5,803	$3,441	$97	$53
Other income (expense), net	$4,785	$1,559	$(192)	$410
Net income, basic and diluted	$47,700	$47,933	$46,823	$37,745
Net income per common share (1):
Basic	$0.26	$0.26	$0.25	$0.20
Diluted	$0.26	$0.26	$0.25	$0.20
Weighted average shares outstanding:
Basic	183,459	185,039	188,162	189,372
Diluted	186,307	187,674	190,755	191,457

(1)	Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the reported annual earnings per common share.

Below are unaudited condensed quarterly results for the year ended February 28, 2014:

	Year ended February 28, 2014
	(Unaudited)
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except per share data)
Revenue:
Subscriptions	$351,492	$342,770	$326,692	$315,817
Training and services	48,905	53,766	47,731	47,442

Total subscription and training and services revenue	$400,397	$396,536	$374,423	$363,259
Gross profit	$339,861	$336,109	$318,843	$307,202
Income from operations	$59,300	$60,792	$55,574	$56,623
Interest income	$2,037	$1,579	$1,527	$1,502
Interest expense	$46	$51	$29	$34
Other income (expense), net	$328	$(389)	$1,225	$(390)
Net income, basic and diluted	$45,068	$52,025	$40,808	$40,391
Net income per common share (1):
Basic	$0.24	$0.27	$0.22	$0.21
Diluted	$0.24	$0.27	$0.21	$0.21
Weighted average shares outstanding:
Basic	189,604	189,514	189,437	191,114
Diluted	191,712	191,365	191,432	192,969

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the reported annual earnings per common share.

NOTE 25—Subsequent Events

On March 4, 2015, the Company received 720,101 shares of its common stock in final settlement of the ASR Agreement discussed in NOTE 17—Share Repurchase Programs.

On March 25, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $500.0 million of Red Hat’s common stock from time to time on the open market or in privately negotiated transactions. The new program, which replaced the previous repurchase program, commenced on April 1, 2015, and will expire on the earlier of (i) March 31, 2017, or (ii) a determination by the Board, Chief Executive Officer or Chief Financial Officer to discontinue the program.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter ended February 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We intend to file with the SEC a definitive proxy statement with respect to our Annual Meeting of Stockholders to be held on August 6, 2015 (the “2015 Annual Meeting”). The information under the sections entitled “Item No. 1—Election of Directors”, “Corporate Governance and Board of Directors Information”, “Compensation and Other Information Concerning Executive Officers” and “Other Matters” from the definitive proxy statement for the 2015 Annual Meeting, which is to be filed with the SEC not later than 120 days after the close of our fiscal year ended February 28, 2015 (the “2015 Proxy Statement”), is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the sections entitled “Compensation and Other Information Concerning Executive Officers” and “Corporate Governance and Board of Directors Information” from the 2015 Proxy Statement is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the sections entitled “Beneficial Ownership of Our Common Stock” and “Compensation and Other Information Concerning Executive Officers” from the 2015 Proxy Statement is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the section entitled “Corporate Governance and Board of Directors Information” from the 2015 Proxy Statement is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the section entitled “Item No. 2—Ratification of Selection of Independent Registered Public Accounting Firm” from the 2015 Proxy Statement is hereby incorporated by reference.

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

4.3+

First Amended and Restated Investor Rights Agreement by and among the registrant and the Investors and Founders listed therein, dated as of February 25, 1999, as amended (incorporated by reference to Exhibit 10.7 to the registrant’s Registration Statement on Form S-1 filed with the SEC on June 4, 1999 (File no. 333-80051))

4.4+

Indenture (including form of Note) with respect to Red Hat’s 0.25% Convertible Senior Notes due 2019, dated as of October 7, 2014, between Red Hat, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2014 (File no. 001-33162))

10.1+	GNU General Public License (incorporated by reference to Exhibit 10.13 to the registrant’s Registration Statement on Form S-1 filed with the SEC on June 4, 1999 (File no. 333-80051))

Exhibit No.	Description of Exhibits

10.2-+

Limited Liability Company Agreement of Open Inventions Network LLC dated November 8, 2005 (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 29, 2011 (File no. 001-33162))

10.3+*

Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 24, 2014 (File no. 001-33162))

10.4+*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 25, 2012 (File no. 001-33162))

10.5+*

Letter Agreement dated May 10, 2012, between Red Hat, Inc. and Arun Oberoi (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 6, 2012 (File no. 001-33162))

10.6+*

Senior Management Change in Control Severance Policy (incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 25, 2012 (File no. 001-33162))

10.7+*	Executive Variable Compensation Plan (incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 25, 2013 (File no. 001-33162))

10.8+*

Executive Employment Agreement, dated December 19, 2007, between Red Hat, Inc. and James M. Whitehurst (incorporated by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 25, 2013 (File no. 001-33162))

10.9+*

Form of Director Deferred Stock Unit Agreement (Vested) pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended (incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 24, 2014 (File no. 001-33162))

10.10+*

Form of Director Deferred Stock Unit Agreement (With Vesting) pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended (incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 24, 2014 (File no. 001-33162))

10.11+*

Form of Director Restricted Stock Agreement pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended (incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 24, 2014 (File no. 001-33162))

10.12+*	Senior Management Severance Plan (incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 24, 2014 (File no. 001-33162))

10.13+*

Form of Executive Agreement by and between Red Hat, Inc. and each Plan Participant (incorporated by reference to Exhibit 10.16 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 24, 2014 (File no. 001-33162))

10.14+*

Letter Agreement dated December 23, 2008 between Red Hat, Inc. and James M. Whitehurst amending the Executive Employment Agreement between the parties dated December 19, 2007 (incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 24, 2014 (File no. 001-33162))

10.15+*

Employee Inventions Assignment and Restrictive Obligations Agreement dated January 1, 2008 between Red Hat, Inc. and James M. Whitehurst (incorporated by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 24, 2014 (File no. 001-33162))

Exhibit No.	Description of Exhibits

10.16*	Clawback Policy of Red Hat, Inc. adopted May 13, 2009

10.17*	2006 Performance Compensation Plan as Amended and Restated Effective June 19, 2008

10.18+*

Red Hat, Inc. Stock Ownership Policy for Directors and Senior Executives, amended and restated as of March 21, 2011 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 25, 2011 (File no. 001-33162))

10.19+*

Form of Performance Restricted Stock Agreement adopted May 19, 2010 (incorporated by reference to Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2010 (File no. 001-33162))

10.20+*

Form of Restricted Stock Unit Agreement (Non-Executive Participants) pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated, adopted August 11, 2010 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 8, 2010 (File no. 001-33162))

10.21+*

Executive Base Salaries and Target Award Amounts under Red Hat, Inc.’s Executive Variable Compensation Plan for the Fiscal Year Ending February 28, 2013 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 30, 2012 (File no. 001-33162))

10.22+*

Executive Base Salaries and Target Award Amounts under Red Hat, Inc.’s Executive Variable Compensation Plan for the Fiscal Year Ending February 28, 2014 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 29, 2013 (File no. 001-33162))

10.23+*

Executive Base Salaries and Target Award Amounts under Red Hat, Inc.’s Executive Variable Compensation Plan for the Fiscal Year Ending February 28, 2015 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2014 (File no. 001-33162))

10.24+*

Form of Performance Share Unit Agreement (Operating Performance Form) adopted May 25, 2011 (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2011 (File no. 001-33162)).

10.25+*

Form of Performance Share Unit Agreement (Stock Price Performance Form) adopted May 25, 2011 (incorporated by reference to Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2011 (File no. 001-33162)).

10.26+*	Peer Group for PSUs to be Granted in FY 2013 (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 30, 2012 (File no. 001-33162))

10.27+*	Peer Group for PSUs Granted in FY 2014 (incorporated by reference to Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed with the SEC on May 29, 2013 (File no. 001-33162))

10.28+*	Peer Group for PSUs Granted in FY 2015 (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2014 (File no. 001-33162))

10.29+*	Red Hat, Inc. 2011 Performance Compensation Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 16, 2011 (File no. 001-33162))

Exhibit No.	Description of Exhibits

10.30+

Sublease Agreement, dated as of December 27, 2011, by and between Carolina Power & Light Company, a North Carolina corporation, d/b/a Progress Energy Carolinas, Inc. and Red Hat, Inc. (incorporated by reference to Exhibit 10.44 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 25, 2012 (File no. 001-33162))

10.31+*

Red Hat, Inc. 2010 Non-Employee Director Compensation Plan, as amended and restated effective January 1, 2013 (incorporated by reference to Exhibit 10.34 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 24, 2014 (File no. 001-33162))

10.32+*

Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated Effective August 9, 2012 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 5, 2012 (File no. 001-33162))

10.33+*

Form of Operating Performance Share Unit Agreement adopted May 22, 2013 (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 29, 2013 (File no. 001-33162))

10.34+*

Form of Total Stockholder Return Performance Share Unit Agreement adopted May 22, 2013 (incorporated by reference to Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed with the SEC on May 29, 2013 (File no. 001-33162))

10.35+*

Form of 162(m) Restricted Stock Agreement adopted May 22, 2013 (incorporated by reference to Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed with the SEC on May 29, 2013 (File no. 001-33162))

10.36+*

Cash Retention Agreement, dated October 16, 2013, between Red Hat, Inc. and Brian Stevens (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on January 9, 2014 (File no. 001-33162))

10.37+

Agreement and Plan of Merger, dated December 19, 2012, by and among Red Hat, Inc., a Delaware corporation, ManageIQ, Inc., a Delaware corporation, Salta Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Red Hat, Inc., and Shareholder Representative Services LLC, the representative of the holders of ManageIQ equity interests (incorporated by reference to Exhibit 10.47 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 25, 2013 (File no. 001-33162))

10.38+*

TSR Hurdle Performance Share Units Granted to Certain Named Executive Officers on August 6, 2014 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 12, 2014 (File no. 001-33162))

10.39+*

Form of Performance Share Unit Agreement (TSR Hurdle Form) pursuant to the Red Hat, Inc. 2004 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on September 29, 2014 (File no. 001-33162))

10.40+

Form of Call Option Confirmation between Red Hat, Inc. and each Option Counterparty (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2014 (File no. 001-33162))

10.41+

Form of Warrant Confirmation between Red Hat, Inc. and each Option Counterparty (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2014 (File no. 001-33162))

10.42+

Master Confirmation between Goldman, Sachs & Co. and Red Hat, Inc., dated October 2, 2014 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2014 (File no. 001-33162))

Exhibit No.	Description of Exhibits

10.43+

Supplemental Confirmation between Goldman, Sachs & Co. and Red Hat, Inc., dated October 2, 2014 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2014 (File no. 001-33162))

10.44*	Policy on Gross-up Payments for Excise Taxes Payable under Section 4999

21.1	Subsidiaries of Red Hat, Inc.

23.1	Consent of PricewaterhouseCoopers LLP

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

Date: April 28, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JAMES M. WHITEHURST James M. Whitehurst	President, Chief Executive Officer and Director (principal executive officer)	April 28, 2015

/S/ CHARLES E. PETERS, JR. Charles E. Peters, Jr.	Executive Vice President and Chief Financial Officer (principal financial officer)	April 28, 2015

/S/ MARK E. COOK Mark E. Cook	Vice President Finance and Controller (principal accounting officer)	April 28, 2015

/S/ SOHAIB ABBASI Sohaib Abbasi	Director	April 28, 2015

/S/ W. STEVE ALBRECHT W. Steve Albrecht	Director	April 28, 2015

/S/ CHARLENE T. BEGLEY Charlene T. Begley	Director	April 28, 2015

/S/ JEFFREY J. CLARKE Jeffrey J. Clarke	Director	April 28, 2015

/S/ MARYE ANNE FOX Marye Anne Fox	Director	April 28, 2015

/S/ NARENDRA K. GUPTA Narendra K. Gupta	Director	April 28, 2015

/S/ WILLIAM S. KAISER William S. Kaiser	Director	April 28, 2015

/S/ DONALD H. LIVINGSTONE Donald H. Livingstone	Director	April 28, 2015

/S/ HENRY HUGH SHELTON Henry Hugh Shelton	Chairman of the Board of Directors	April 28, 2015

Exhibit Index

Exhibit No.	Description of Exhibits

10.16*	Clawback Policy of Red Hat, Inc. adopted May 13, 2009

10.17*	2006 Performance Compensation Plan as Amended and Restated Effective June 19, 2008

10.44*	Policy on Gross-up Payments for Excise Taxes Payable under Section 4999

21.1	Subsidiaries of Red Hat, Inc.

23.1	Consent of PricewaterhouseCoopers LLP

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