Form 10-Q
period 2015-05-31
RED HAT INC
filed 2015-07-09
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

As of July 1, 2015, there were 183,483,355 shares of common stock outstanding.

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

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands—except share and per share amounts)

	May 31, 2015 (Unaudited)	February 28, 2015 (1)
ASSETS
Current assets:
Cash and cash equivalents	$990,922	$1,047,473
Investments in debt securities, short-term	192,818	215,254
Accounts receivable, net of allowances for doubtful accounts of $2,219 and $2,247, respectively	284,582	468,021
Deferred tax assets, net	81,782	86,796
Prepaid expenses	149,163	150,715
Other current assets	1,647	1,980

Total current assets	$1,700,914	$1,970,239
Property and equipment, net of accumulated depreciation and amortization of $179,878 and $190,114, respectively	168,391	172,151
Goodwill	924,735	927,060
Identifiable intangibles, net	130,722	134,276
Investments in debt securities, long-term	784,734	546,016
Other assets, net	50,784	53,243

Total assets	$3,760,280	$3,802,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$176,965	$237,733
Deferred revenue	1,066,254	1,095,115
Other current obligations	1,767	1,844

Total current liabilities	$1,244,986	$1,334,692
Long-term deferred revenue	369,865	387,213
Convertible notes	720,001	715,402
Other long-term obligations	76,005	77,340
Commitments and contingencies (NOTES 12 and 13)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 233,708,242 and 233,061,964 shares issued, and 183,474,195 and 183,551,078 shares outstanding at May 31, 2015 and February 28, 2015, respectively	23	23
Additional paid-in capital	2,058,046	1,963,851
Retained earnings	948,459	900,373
Treasury stock at cost, 50,234,047 and 49,510,886 shares at May 31, 2015 and February 28, 2015, respectively	(1,590,501)	(1,515,288)
Accumulated other comprehensive loss	(66,604)	(60,621)

Total stockholders’ equity	$1,349,423	$1,288,338

Total liabilities and stockholders’ equity	$3,760,280	$3,802,985

(1)	Derived from audited financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands—except per share amounts)

(Unaudited)

	Three Months Ended
	May 31, 2015	May 31, 2014
Revenue:
Subscriptions	$424,793	$371,968
Training and services	56,208	51,786

Total subscription and training and services revenue	481,001	423,754

Cost of subscription and training and services revenue:
Cost of subscriptions	29,846	27,760
Cost of training and services	41,551	36,683

Total cost of subscription and training and services revenue	71,397	64,443

Gross profit	409,604	359,311

Operating expense:
Sales and marketing	198,872	176,838
Research and development	97,431	89,939
General and administrative	42,371	41,571

Total operating expense	338,674	308,348

Income from operations	70,930	50,963
Interest income	2,715	1,842
Interest expense	5,715	53
Other income (expense), net	(203)	410

Income before provision for income taxes	67,727	53,162
Provision for income taxes	19,641	15,417

Net income	$48,086	$37,745

Basic net income per common share	$0.26	$0.20

Diluted net income per common share	$0.26	$0.20

Weighted average shares outstanding
Basic	183,130	189,372
Diluted	186,175	191,457

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	May 31, 2015	May 31, 2014
Net income	$48,086	$37,745
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(5,629)	(902)
Available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities during the period	(406)	89
Reclassification for (gain) loss realized on available-for-sale securities, reported in Other income (expense), net	5	(153)
Tax benefit	47	67

Net change in available-for-sale securities (net of tax)	(354)	3

Total other comprehensive loss	(5,983)	(899)

Comprehensive income	$42,103	$36,846

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	May 31, 2015	May 31, 2014
Cash flows from operating activities:
Net income	$48,086	$37,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,547	18,924
Amortization of debt discount and transaction costs	5,195	—
Share-based compensation expense	36,522	28,714
Deferred income taxes	1,914	2,930
Net amortization of bond premium on debt securities available for sale	2,597	2,033
Other	830	(948)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	179,387	96,580
Prepaid expenses	(427)	(5,189)
Accounts payable and accrued expenses	(52,346)	2,655
Deferred revenue	(31,562)	(19,749)
Other	15	991

Net cash provided by operating activities	208,758	164,686

Cash flows from investing activities:
Purchase of investment in debt securities available for sale	(406,211)	(268,574)
Proceeds from sales and maturities of investment in debt securities available for sale	182,583	269,431
Acquisition of businesses, net of cash acquired	—	(151,621)
Purchase of other intangible assets	(3,929)	(553)
Purchase of property and equipment	(10,696)	(8,594)
Other	(2,000)	3,472

Net cash used in investing activities	(240,253)	(156,439)

Cash flows from financing activities:
Excess tax benefits from share-based payment arrangements	6,419	986
Proceeds from exercise of common stock options	2,109	45
Payments related to net settlement of share-based compensation awards	(25,211)	(13,729)
Purchase of treasury stock	—	(80,033)
Payments on other borrowings	(351)	(355)

Net cash used in financing activities	(17,034)	(93,086)

Effect of foreign currency exchange rates on cash and cash equivalents	(8,022)	2,245

Net decrease in cash and cash equivalents	(56,551)	(82,594)
Cash and cash equivalents at beginning of the period	1,047,473	646,742

Cash and cash equivalents at end of the period	$990,922	$564,148

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

The Company derives its revenue and generates cash from customers primarily from two sources: (i) subscription revenue and (ii) training and services revenue. These arrangements typically involve subscriptions to Red Hat technologies. The arrangements with the Company’s customers that produce this revenue and cash are explained in further detail in NOTE 2—Summary of Significant Accounting Policies to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015.

NOTE 2—Summary of Significant Accounting Policies

Basis of presentation

The unaudited interim consolidated financial statements as of and for the three months ended May 31, 2015 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement of the consolidated balance sheets, consolidated operating results, consolidated other comprehensive income and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months ended May 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending February 29, 2016. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting. These unaudited financial statements should be read in conjunction with the Company’s Consolidated Financial Statements, including notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015.

Other than the transition to estimating certain cloud-usage revenue described below, there have been no changes to the Company’s significant accounting policies from those described in NOTE 2—Summary of Significant Accounting Policies to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015. These unaudited financial statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company derives a portion of its revenue from Certified Cloud Providers (“CCPs”) that provide public clouds and allow users to consume computing resources as a service. The Company earns revenue based on subscription units consumed by the CCP or its end users. These cloud-usage services began expanding significantly in fiscal 2013 and have continued to grow.

For periods prior to March 1, 2015, the Company recognized cloud-usage revenue upon receipt of usage reports from the CCPs, which typically report fees owed to the Company one month or more after the fees have been earned. Effective March 1, 2015, the Company believes that it now has sufficient historical data and experience to estimate this cloud-usage revenue and has begun estimating the amount of and recognizing such revenue in the period earned. The estimates are based on the historical cloud-usage data available. As a result of the Company’s transition to estimating cloud-usage revenue, the Company’s subscription revenues and pre-tax income for the three months ended May 31, 2015 include an additional, favorable adjustment of $5.3 million.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NOTE 3—Changes in Equity

The following table summarizes the changes in the Company’s stockholders’ equity during the three months ended May 31, 2015 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at February 28, 2015	$23	$1,963,851	$900,373	$(1,515,288)	$(60,621)	$1,288,338
Net income	—	—	48,086	—	—	48,086
Other comprehensive income (loss), net of tax	—	—	—	—	(5,983)	(5,983)
Exercise of common stock options	—	2,109	—	—	—	2,109
Common stock repurchase (see NOTE 10)	—	75,000	—	(75,000)	—	—
Share-based compensation expense	—	36,522	—	—	—	36,522
Tax benefits related to share-based awards	—	5,562	—	—	—	5,562
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(25,211)	—	—	—	(25,211)
Other adjustments	—	213	—	(213)	—	—

Balance at May 31, 2015	$23	$2,058,046	$948,459	$(1,590,501)	$(66,604)	$1,349,423

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the changes in the Company’s stockholders’ equity during the three months ended May 31, 2014 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at February 28, 2014	$23	$1,891,848	$720,172	$(1,056,419)	$(4,459)	$1,551,165
Net income	—	—	37,745	—	—	37,745
Other comprehensive income (loss), net of tax	—	—	—	—	(899)	(899)
Exercise of common stock options	—	45	—	—	—	45
Common stock repurchase	—	—	—	(80,033)	—	(80,033)
Share-based compensation expense	—	28,714	—	—	—	28,714
Assumed employee share-based awards from a business acquisition	—	895	—	—	—	895
Tax benefits related to share-based awards	—	900	—	—	—	900
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(13,729)	—	—	—	(13,729)
Other adjustments	—	261	—	(261)	—	—

Balance at May 31, 2014	$23	$1,908,934	$757,917	$(1,136,713)	$(5,358)	$1,524,803

Accumulated other comprehensive loss

The following is a summary of accumulated other comprehensive loss as of May 31, 2015 and February 28, 2015 (in thousands):

	As of May 31, 2015	As of February 28, 2015
Accumulated loss from foreign currency translation adjustment	$(66,615)	$(60,986)
Accumulated unrealized gain, net of tax, on available-for-sale securities	11	365

Accumulated other comprehensive loss	$(66,604)	$(60,621)

NOTE 4—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of trademarks, copyrights and patents, purchased technologies, customer and reseller relationships and covenants not to compete which are amortized over the estimated useful life, generally on a straight-line basis with the exception of customer and reseller relationships which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit. Useful lives range from three to ten years. As of May 31, 2015 and February 28, 2015, trademarks with an indefinite estimated useful life totaled $11.2 million and $11.3 million, respectively.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is a summary of identifiable intangible assets (in thousands):

	As of May 31, 2015			As of February 28, 2015
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$119,928	$(44,200)	$75,728	$117,020	$(42,630)	$74,390
Purchased technologies	81,344	(65,149)	16,195	81,482	(63,618)	17,864
Customer and reseller relationships	103,936	(73,690)	30,246	104,084	(71,512)	32,572
Covenants not to compete	10,611	(8,138)	2,473	10,683	(7,657)	3,026
Other intangible assets	8,833	(2,753)	6,080	8,833	(2,409)	6,424

Total identifiable intangible assets	$324,652	$(193,930)	$130,722	$322,102	$(187,826)	$134,276

Amortization expense associated with identifiable intangible assets recognized in the Company’s Consolidated Financial Statements for the three months ended May 31, 2015 and May 31, 2014 is summarized as follows (in thousands):

	Three Months Ended
	May 31, 2015	May 31, 2014
Cost of revenue	$2,917	$2,960
Sales and marketing	2,005	1,583
Research and development	250	956
General and administrative	1,052	1,429

Total amortization expense	$6,224	$6,928

NOTE 5—Income Taxes

Income Tax Expense

The following table summarizes the Company’s tax provision for the three months ended May 31, 2015 and May 31, 2014 (in thousands):

	Three Months Ended
	May 31, 2015	May 31, 2014
Income before provision for income taxes	$67,727	$53,162
Estimated annual effective tax rate	29%	29%

Provision for income taxes	$19,641	$15,417

For the three months ended May 31, 2015, the Company’s estimated annual effective tax rate of 29% differed from the U.S. federal statutory rate of 35%, principally due to foreign income taxed at lower rates, state income taxes net of federal benefit and the domestic production activities deduction. For the three months ended May 31, 2014, the Company’s then-estimated annual effective tax rate of 29% differed from the U.S. federal statutory rate of 35%, principally due to foreign income taxed at lower rates.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at May 31, 2015 (in thousands):

	As of May 31, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$268,720	$268,720	$—	$—
Interest-bearing deposits (1)	38	—	38	—
Available-for-sale securities (1):
U.S. agency securities	327,348	—	327,348	—
Corporate securities	615,470	—	615,470	—
Foreign government securities	34,696	—	34,696	—
Foreign currency derivatives (2)	86	—	86	—
Liabilities:
Foreign currency derivatives (3)	(293)	—	(293)	—

Total	$1,246,065	$268,720	$977,345	$—

(1)	Included in Cash and cash equivalents, Investments in debt securities, short-term or Investments in debt securities, long-term in the Company’s Consolidated Balance Sheet at May 31, 2015, in addition to $722.2 million of cash.
(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at May 31, 2015.
(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at May 31, 2015.

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at February 28, 2015 (in thousands):

	As of February 28, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$369,926	$369,926	$—	$—
Interest-bearing deposits (1)	39	—	39	—
Available-for-sale securities (1):
Commercial paper	29,994	—	29,994	—
U.S. agency securities	276,287	—	276,287	—
Corporate securities	421,200	—	421,200	—
Foreign government securities	63,744	—	63,744	—
Foreign currency derivatives (2)	74	—	74	—
Liabilities:
Foreign currency derivatives (3)	(738)	—	(738)	—

Total	$1,160,526	$369,926	$790,600	$—

(1)	Included in Cash and cash equivalents, Investments in debt securities, short-term or Investments in debt securities, long-term in the Company’s Consolidated Balance Sheet at February 28, 2015, in addition to $647.6 million of cash.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at February 28, 2015.
(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at February 28, 2015.

The following table represents the Company’s investments measured at fair value as of May 31, 2015 (in thousands):

					Balance Sheet Classification
	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Cash and cash equivalents	Investments in debt securities, short-term	Investments in debt securities, long-term
		Gains	Losses (1)
Money markets	$268,720	$—	$—	$268,720	$268,720	$—	$—
Interest-bearing deposits	38	—	—	38	—	38	—
U.S. agency securities	327,786	14	(452)	327,348	—	5,000	322,348
Corporate securities	615,277	981	(788)	615,470	—	153,084	462,386
Foreign government securities	34,665	32	(1)	34,696	—	34,696	—

Total	$1,246,486	$1,027	$(1,241)	$1,246,272	$268,720	$192,818	$784,734

(1)	As of May 31, 2015, there were $0.3 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer.

The following table represents the Company’s investments measured at fair value as of February 28, 2015 (in thousands):

					Balance Sheet Classification
	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Cash and cash equivalents	Investments in debt securities, short-term	Investments in debt securities, long-term
		Gains	Losses (1)
Money markets	$369,926	$—	$—	$369,926	$369,926	$—	$—
Interest-bearing deposits	39	—	—	39	—	39	—
Commercial paper	29,994	—	—	29,994	29,994	—	—
U.S. agency securities	276,928	13	(654)	276,287	—	5,002	271,285
Corporate securities	420,431	1,219	(450)	421,200	—	146,469	274,731
Foreign government securities	63,687	59	(2)	63,744	—	63,744	—

Total	$1,161,005	$1,291	$(1,106)	$1,161,190	$399,920	$215,254	$546,016

(1)	As of February 28, 2015, there were $0.3 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer.

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

The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows as of May 31, 2015 and for the three months then ended (in thousands):

	As of May 31, 2015				Three Months Ended May 31, 2015
	Balance Sheet Location	Fair Value	Notional Value	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$86	$2,765	Other income (expense), net	$680
Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	(293)	29,919	Other income (expense), net	(809)

TOTAL		$(207)	$32,684		$(129)

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements for the three months ended May 31, 2015 and May 31, 2014 (in thousands):

	Three Months Ended
	May 31, 2015	May 31, 2014
Cost of revenue	$3,727	$3,118
Sales and marketing	15,412	10,238
Research and development	10,874	8,864
General and administrative	6,509	6,494

Total share-based compensation	$36,522	$28,714

Share-based compensation expense qualifying for capitalization was insignificant for each of the three months ended May 31, 2015 and May 31, 2014. Accordingly, no share-based compensation expense was capitalized during the three months ended May 31, 2015 and May 31, 2014.

Estimated annual forfeitures—An estimated forfeiture rate of 10.0% per annum, which approximates the Company’s historical rate, was applied to options and nonvested share units. Awards are adjusted to actual forfeiture rates at vesting. The Company reassesses its estimated forfeiture rate annually or when new information, including actual forfeitures, indicate a change is appropriate.

During the three months ended May 31, 2015, the Company granted the following share-based awards:

	Three Months Ended May 31, 2015
	Shares and Shares Underlying Awards	Weighted Average Per Share Fair Value
Service-based shares and share units	807,596	$74.81
Performance share units—target (1)	258,118	$77.28
Performance share awards (2)	98,525	$77.28

Total awards	1,164,239	$75.57

(1)	Certain executives and senior management were awarded a target number of performance share units (“PSUs”). PSU grantees may earn up to 200% of the target number of PSUs. Half of the target number of PSUs can be earned by the grantees depending upon the Company’s financial performance measured against the financial performance of specified peer companies during a three-year performance period beginning on March 1, 2015. The remaining target number of PSUs can be earned by the grantees depending upon the Company’s total shareholder return performance measured against the total shareholder return of specified peer companies during a three-year period beginning on March 1, 2015.
(2)	Certain executives were granted restricted stock awards. These shares were awarded subject to the achievement of a specified dollar amount of revenue for FY2016 (the “RSA Performance Goal”). If the Company fails to achieve the RSA Performance Goal for FY2016, then all such shares are forfeited. If the Company achieves the RSA Performance Goal for FY2016, then 25% of the restricted stock vests on July 16, 2016 (or, if that date is not a trading day, on the first trading day following that date), and the remainder vests ratably on a quarterly basis over the course of the subsequent three–year period, provided that the grantee’s business relationship with the Company has not ceased.

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

The following table reconciles the numerators and denominators of the earnings per share calculation for the three months ended May 31, 2015 and May 31, 2014 (in thousands, except per share amounts):

	Three Months Ended
	May 31, 2015	May 31, 2014
Net income, basic and diluted	$48,086	$37,745

Weighted average common shares outstanding	183,130	189,372
Incremental shares attributable to assumed vesting or exercise of outstanding equity award shares	2,994	2,085
Dilutive effect of convertible notes	51	—

Diluted shares	186,175	191,457

Diluted net income per share	$0.26	$0.20

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

Warrants to purchase 10,965,630 shares of the Company’s common stock at $101.65 per share were outstanding during the three months ended May 31, 2015 but were not included in the computation of diluted EPS because the warrants’ exercise price was greater than the average market price of the Company’s common stock during the related period.

The following employee share awards were not included in the computation of diluted earnings per share because the aggregate value of proceeds considered received upon either exercise or vesting was greater than the average market price of the Company’s common stock during the related periods and the effect of including such share awards in the computation would be anti-dilutive (in thousands):

	Three Months Ended
	May 31, 2015	May 31, 2014
Number of shares considered anti-dilutive for calculating diluted EPS	3	385

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 10—Share Repurchase Programs

On March 25, 2015, the Company announced that its Board of Directors has authorized the repurchase of up to $500.0 million of Red Hat’s common stock from time to time on the open market or in privately negotiated transactions. The program commenced on April 1, 2015, and will expire on the earlier of (i) March 31, 2017, or (ii) a determination by the Board, Chief Executive Officer or Chief Financial Officer to discontinue the program.

As of May 31, 2015, the amount available under the program for the repurchase of the Company’s common stock was $500.0 million.

Accelerated share repurchase

During the fiscal year ended February 28, 2015, the Company entered into an accelerated share repurchase program (the “ASR Agreement”). On October 7, 2014, under the ASR Agreement, the Company paid $375.0 million to the ASR Agreement counterparty and received 5,312,555 shares of its common stock from the ASR Agreement counterparty, which represented 80 percent of the shares deliverable to the Company under the ASR Agreement assuming an average share price of $56.47 (the Company’s closing share price at October 1, 2014). The ASR Agreement was completed on February 27, 2015. On March 4, 2015, the ASR Agreement counterparty delivered 720,101 additional shares of the Company’s common stock to the Company in settlement of the ASR Agreement.

The Company initially accounted for the ASR Agreement as two separate transactions: (i) the 5,312,555 shares of common stock initially delivered to the Company were accounted for as a treasury stock transaction with $300.0 million, or 80 percent, of the $375.0 million upfront payment being recorded in Treasury stock in the Company’s Consolidated Balance Sheet at February 28, 2015 and (ii) the unsettled portion of the ASR Agreement of $75.0 million was recorded in Additional paid-in capital on the Company’s Consolidated Balance Sheet as of February 28, 2015. The $75.0 million representing the unsettled portion of the ASR originally recorded in Additional paid-in capital was reclassified upon settlement to Treasury stock during the three months ended May 31, 2015.

NOTE 11—Segment Reporting

The following summarizes revenue from unaffiliated customers and income (loss) from operations for the three months ended May 31, 2015 and May 31, 2014 and total cash, cash equivalents and available-for-sale investment securities and total assets as of May 31, 2015 and May 31, 2014, by geographic segment (in thousands):

	Americas	EMEA	Asia Pacific	Corporate (1)	Consolidated

	Three Months Ended May 31, 2015
Revenue from unaffiliated customers	$321,833	$97,473	$61,695	$—	$481,001
Income (loss) from operations	$75,533	$16,407	$15,512	$(36,522)	$70,930
Total cash, cash equivalents and available-for-sale investment securities	$1,302,959	$446,318	$219,197	$—	$1,968,474
Total assets	$2,727,050	$724,218	$309,012	$—	$3,760,280

	Three Months Ended May 31, 2014
Revenue from unaffiliated customers	$266,093	$100,774	$56,887	$—	$423,754
Income (loss) from operations	$41,392	$24,185	$14,100	$(28,714)	$50,963
Total cash, cash equivalents and available-for-sale investment securities	$640,167	$578,924	$180,991	$—	$1,400,082
Total assets	$2,072,512	$719,090	$278,408	$—	$3,070,010

(1)	Amounts represent share-based compensation expense for each of the three months ended May 31, 2015 and May 31, 2014, which was not allocated to geographic segments.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Supplemental information about geographic areas

The following table lists, for each of the three months ended May 31, 2015 and May 31, 2014, revenue from unaffiliated customers in the United States, the Company’s country of domicile, and revenue from unaffiliated customers from foreign countries (in thousands):

	Three Months Ended
	May 31, 2015	May 31, 2014
United States, the Company’s country of domicile	$287,461	$234,307
Foreign	193,540	189,447

Total revenue from unaffiliated customers	$481,001	$423,754

Total tangible long-lived assets located in the United States, the Company’s country of domicile, and similar tangible long-lived assets held outside the United States are summarized in the following table as of May 31, 2015 and February 28, 2015 (in thousands):

	As of May 31, 2015	As of February 28, 2015
United States, the Company’s country of domicile	$129,495	$131,792
Foreign	38,896	40,359

Total tangible long-lived assets	$168,391	$172,151

Supplemental information about major customers

For the each of the three months ended May 31, 2015 and May 31, 2014, the U.S. government and its agencies represented approximately 10% of the Company’s total revenue.

Supplemental information about products and services

The following table, for each of the three months ended May 31, 2015 and May 31, 2014, provides further detail, by type, of our subscription and services revenues. Infrastructure-related offerings subscription revenue includes subscription revenue generated from Red Hat Enterprise Linux and related technologies such as Red Hat Enterprise Virtualization. Subscription revenue generated from our Application development-related and other emerging technology offerings includes Red Hat JBoss Middleware, Red Hat Storage Technologies and Red Hat cloud offerings such as Red Hat Enterprise Linux OpenStack Platform and OpenShift by Red Hat (in thousands):

	Three Months Ended
	May 31, 2015	May 31, 2014
Subscription revenue:
Infrastructure-related offerings	$354,018	$319,052
Application development-related and other emerging technology offerings	70,775	52,916

Total subscription revenue	424,793	371,968

Training and services revenue:
Consulting services	43,199	39,073
Training	13,009	12,713

Total training and services revenue	56,208	51,786

Total subscription and training and services revenue	$481,001	$423,754

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 12—Commitments and Contingencies

Operating leases

As of May 31, 2015, the Company leased office space and certain equipment under various non-cancelable operating leases. Rent expense under operating leases for the three months ended May 31, 2015 and May 31, 2014 was $7.8 million and $7.6 million, respectively.

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

Acquisitions in Fiscal 2015

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

In addition to the cash consideration transferred, the Company issued a total of 529,057 restricted common shares to certain employee-shareholders. The vesting of these restricted shares is conditioned on continued employment with the Company. As a result of the employment condition, the transfer of these shares has been accounted for apart from the business combination. The shares effectively vest 25% per year, with the closing-date date fair value of the shares being amortized, on a straight-line basis, to share-based compensation expense in the Company’s Consolidated Statement of Operations.

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

The consideration paid was $152.5 million and has been allocated to the Company’s assets and liabilities as follows: $131.4 million to goodwill, $10.8 million to identifiable intangible assets and the remaining $10.3 million to net working capital.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Pro forma consolidated financial information

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three months ended May 31, 2014 (in thousands, except per share amounts) as if the acquisitions of FeedHenry, eNovance and Inktank had closed on March 1, 2014, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisitions actually taken place at the beginning of the period.

Three Months Ended May 31, 2014
Revenue	$427,146
Net income	30,691
Basic net income per common share	$0.16
Diluted net income per common share	$0.16

Post-acquisition financial information

The following is a summary of the approximate combined post-acquisition revenue, expenses and losses of FeedHenry, eNovance and Inktank that are included in the Company’s Consolidated Statement of Operations for the three months ended May 31, 2015 (in thousands):

Three Months Ended May 31, 2015
Revenue	$3,635
Operating expenses	(15,563)

Operating loss	(11,928)

Tax benefit	3,459

Net loss	$(8,469)

Goodwill

The following is a summary of changes in goodwill for the three months ended May 31, 2015 (in thousands):

Balance at February 28, 2015	$927,060
Impact of foreign currency fluctuations	(2,325)

Balance at May 31, 2015	$924,735

The excess of purchase price paid for FeedHenry, eNovance, Inktank and other acquisitions over the fair value of the net assets acquired was recognized as goodwill. Goodwill comprises the majority of the purchase price paid for each of the acquired businesses because these businesses were focused on emerging technologies such as mobile technologies, cloud-enabling technologies and software-defined storage technologies, which consequently—at the time of acquisition—generated relatively little revenue. However, these acquired businesses, with their assembled, highly-specialized workforces and community of contributors, are expected to both expand the Company’s existing technology portfolio and advance the Company’s market position overall in open source enterprise solutions.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 15—Convertible Notes

Convertible note offering

On October 7, 2014, the Company completed its offering of $805.0 million aggregate principal amount of its 0.25% Convertible Senior Notes due 2019 (the “convertible notes”). The convertible notes were sold in a private placement under a purchase agreement, dated as of October 1, 2014, entered into by and among the Company and Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC as representatives of the several initial purchasers named therein (collectively, the “Initial Purchasers”), for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

The Company used $148.0 million of the net proceeds from the offering of the convertible notes to pay the cost of the privately-negotiated convertible note hedge transactions described below. The Company received proceeds of $79.8 million from the sale of warrants pursuant to the warrant transactions described below.

In addition, the Company used $375.0 million of the net proceeds from the offering of the convertible notes to repurchase shares of its common stock under an accelerated share repurchase program pursuant to an agreement that the Company entered into on October 1, 2014, as described in NOTE 10—Share Repurchase Programs to the Company’s Consolidated Financial Statements.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of at least 25% in principal amount of the outstanding convertible notes may declare 100% of the principal of, and accrued and unpaid interest, if any, on, all the convertible notes to be due and payable.

In accounting for the issuance of the convertible notes, the Company separated the convertible notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the estimated fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the face value of the convertible notes as a whole. The excess of the face value of the convertible notes as a whole over the carrying amount of the liability component (the “debt discount”) is amortized to interest expense over the term of the convertible notes using the effective interest method with an effective interest rate of 2.86% per annum. The equity component is not remeasured as long as it continues to meet the conditions for equity classification

As of May 31, 2015, the convertible notes consisted of the following (in thousands):

As of May 31, 2015
Liability component
Principal	$805,000
Less: debt discount	(84,999)

Net carrying amount	$720,001

Equity component (1)	$96,890

(1)	Recorded in the Consolidated Balance Sheet in Additional paid-in capital.

In accounting for the transaction costs related to the convertible note issuance, the Company allocated the total amount incurred of $15.2 million to the liability and equity components based on their relative fair values. Issuance costs attributable to the liability component totaled $13.4 million and are being amortized to interest expense over the term of the convertible notes using the effective interest method. The remaining $1.8 million of issuance costs have been allocated to the equity component and are included in Additional paid-in capital on the Company’s Consolidated Balance Sheet as of May 31, 2015. Additionally, the Company recorded a deferred tax asset of $0.7 million related to the $1.8 million equity component of transactional costs which are deductible for tax purposes.

The following table includes total interest expense recognized related to the convertible notes for the three months ended May 31, 2015 (in thousands):

Three Months Ended May 31, 2015
Coupon rate 0.25% per year, payable semiannually	$503
Amortization of convertible note issuance costs—liability component	596
Accretion of debt discount	4,599

Total interest expense related to convertible notes	$5,698

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The fair value of the convertible notes, which was determined based on inputs that are observable in the market (Level 2), and the carrying value of the convertible notes (the carrying value excludes the equity component of the convertible notes classified in equity) is as follows (in thousands):

	As of May 31, 2015
	Fair Value	Carrying Value
Convertible notes	$726,863	$720,001

Convertible note hedge transactions and warrant transactions

On October 1, 2014, the Company entered into convertible note hedge transactions and warrant transactions with certain of the Initial Purchasers of the convertible notes or their respective affiliates.

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

We market our offerings primarily to customers in the form of annual or multi-year subscriptions, and we recognize revenue over the period of the subscription agreements with our customers. Our technologies are also offered by Certified Cloud Providers (“CCPs”) as a service available on demand, and this revenue is reported to and recognized by us following delivery.

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

The arrangements with our customers that produce this revenue and cash are explained in further detail in Part II, Item 7 under “Critical Accounting Estimates” and in NOTE 2—Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended February 28, 2015.

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

Revenue

For the three months ended May 31, 2015, total revenue increased 13.5%, or $57.2 million, to $481.0 million from $423.8 million for the three months ended May 31, 2014. Subscription revenue increased 14.2%, or $52.8 million. The increase in subscription revenue includes a favorable revenue adjustment of $5.3 million related to cloud-usage revenues earned through our CCP program, as described further in

NOTE 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements. The remaining increase in subscription revenue is driven primarily by additional subscriptions related to our principal RHEL and Red Hat JBoss Middleware offerings, which continue to gain broader market acceptance in mission-critical areas of computing, and the expansion of our sales channels and our geographic footprint. The increase is, in part, a result of the continued migration of enterprises in industries such as financial services, government, technology and telecommunications to our open source solutions from proprietary technologies. Training and services revenue increased 8.5%, or $4.4 million, for the three months ended May 31, 2015 as compared to the three months ended May 31, 2014. The increase is driven primarily by customer interest in new products and increased demand for our open source solutions.

We believe our success is influenced by:

•	the extent to which we can expand the breadth and depth of our offerings;

•	our ability to enhance the value of Red Hat offerings through frequent and continuing innovation while maintaining stable platforms over multi-year periods;

•	our involvement and leadership in key open source communities which enables us to develop, enhance and maintain our offerings;

•	our ability to generate increasing revenue from partners and other strategic relationships, including CCPs, distributors, embedded technology partners, IHVs, ISVs, OEMs, SIs, and VARs;

•	our ability to generate new and recurring revenue for Red Hat offerings;

•	the widespread and increasing deployment of open source technologies by enterprises and similar institutions, such as government agencies and universities; and

•	our ability to provide customers with consulting and training services that generate additional revenue.

Deferred revenue and billings proxy

Our deferred revenue, current and long-term, balance at May 31, 2015 was $1.44 billion. Total deferred revenue at May 31, 2015 decreased $46.2 million, or 3.1%, as compared to the balance of $1.48 billion at February 28, 2015. Because of our subscription model and revenue recognition policies, deferred revenue improves predictability of future revenue. For example, current deferred revenue provides a baseline for revenue to be recognized over the next twelve months. Similarly, long-term deferred revenue provides a baseline for revenue to be recognized beyond twelve months. Revenue derived from CCPs for the delivery of our technologies as a service available on demand is recognized by us in the period earned and billed in arrears. As a result, revenue derived from CCPs has no associated deferred revenue.

The decrease in deferred revenue reported on our Consolidated Balance Sheets of $46.2 million differs from the $31.6 million decrease we reported on our Consolidated Statements of Cash Flows for the three months ended May 31, 2015 as the amount reported on our Consolidated Statements of Cash Flows for the three months ended May 31, 2015 excludes the impact of changes in foreign currency exchange rates used to translate deferred revenue balances from our foreign subsidiaries’ functional currency into U.S. dollars.

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

For the four-fiscal-quarter period ended May 31, 2015, our rolling average billings proxy increased $80.0 million, or 17.8%, to $529.4 million from $449.4 million for the four-fiscal-quarter period ended May 31, 2014. For information regarding seasonality, see Part II, Item 7 under “Overview” of our Annual Report on Form 10-K for the fiscal year ended February 28, 2015.

Subscription revenue

Our enterprise technologies are sold primarily under subscription agreements. These agreements typically have a one- or three-year subscription period. A subscription generally entitles a customer to, among other things, a specified level of support, as well as new versions of the software, security updates, fixes, functionality enhancements, upgrades to the technology, if and when available, and compatibility with an ecosystem of certified hardware and software. Subscription revenue increased sequentially for the first quarter of fiscal 2016 and for each quarter of fiscal 2015 and fiscal 2014 and was driven primarily by the increased use of our offerings by customers and our expansion of sales channels and geographic footprint during these periods.

Revenue by geography

For the three months ended May 31, 2015, approximately $193.5 million, or 40.2%, of our revenue was generated outside the United States compared to approximately $189.4 million, or 44.7%, for the three months ended May 31, 2014. Our international operations are expected to grow as our international sales force and channels become more mature and as we enter new locations or expand our presence in existing locations. As of May 31, 2015, we had offices in more than 85 locations throughout the world.

We operate our business in three geographic regions: the Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Australia, China, India, Japan, Singapore and South Korea). Revenue generated by the Americas, EMEA and Asia Pacific for the three months ended May 31, 2015 and the three months ended May 31, 2014 was as follows (in thousands):

	Americas	EMEA	Asia Pacific	Consolidated
Three Months Ended May 31, 2015	$321,833	$97,473	$61,695	$481,001
Three Months Ended May 31, 2014	$266,093	$100,774	$56,887	$423,754

Year-over-year revenue growth rates in U.S. dollars for our three geographical regions were as follows for the three months ended May 31, 2015 and three months ended May 31, 2014:

	Americas	EMEA	Asia Pacific	Consolidated
Three Months Ended May 31, 2015	20.9%	(3.3)%	8.5%	13.5%
Three Months Ended May 31, 2014	14.0%	25.9%	14.3%	16.7%

Excluding the impact of foreign currency exchange rates, Americas, EMEA, Asia Pacific and Consolidated revenue grew 22.2%, 21.9%, 21.8% and 22.1%, respectively, for the three months ended May 31, 2015 as compared to the three months ended May 31, 2014.

As we expand further within each region, we anticipate revenue growth rates in local currencies to be similar among our geographic regions due to the similarity of products and services offered and the similarity in customer types or classes.

Gross profit

Excluding the favorable revenue adjustment of $5.3 million described previously, gross profit margin increased to 85.0% for the three months ended May 31, 2015 from 84.8% for the three months ended May 31, 2014. The increase was due to both a mix shift as subscription revenue increased relative to services and training revenue and scale economies realized from prior investments made to deliver and support our subscription offerings.

Gross profit margin by geography

Gross profit margins by our geographic regions for the three months ended May 31, 2015 and May 31, 2014 were as follows:

	Americas	EMEA	Asia Pacific	Consolidated (1)
Three Months Ended May 31, 2015	86.4%	85.6%	84.0%	85.2%
Three Months Ended May 31, 2014	84.7%	88.1%	84.7%	84.8%

(1)	Consolidated gross margin includes corporate (non-allocated) share-based compensation expense for the three months ended May 31, 2015 and May 31, 2014 of $3.7 million and $3.1 million, respectively. For additional information, see NOTE 11—Segment Reporting to our Consolidated Financial Statements.

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

Income from operations

Excluding the favorable revenue adjustment of $5.3 million described previously, operating income as a percentage of revenue increased to 13.8% for the three months ended May 31, 2015 from 12.0% for the three months ended May 31, 2014. The increase was due to a reduction of operating expenses relative to revenue as we leverage our research and development and general and administrative functions.

Income from operations by geography

Operating income as a percentage of revenue generated by our geographic regions for the three months ended May 31, 2015 and the three months ended May 31, 2014 was as follows:

	Americas	EMEA	Asia Pacific	Consolidated (1)
Three Months Ended May 31, 2015	23.5%	16.8%	25.1%	14.7%
Three Months Ended May 31, 2014	15.6%	24.0%	24.8%	12.0%

(1)	Consolidated operating income as a percentage of revenue includes corporate (non-allocated) share-based compensation expense for the three months ended May 31, 2015 and May 31, 2014 of $36.5 million and $28.7 million, respectively. For additional information, see NOTE 11—Segment Reporting to our Consolidated Financial Statements.

Operating margin for the Americas includes the favorable revenue adjustment of $5.3 million described previously. Excluding the favorable revenue adjustment of $5.3 million, the Americas operating margin for the three months ended May 31, 2015 is 22.2%.

The Americas operating margin for the three months ended May 31, 2014 was adversely impacted by the timing of our premier user conference and $2.0 million in transaction costs related to our acquisition of Inktank.

Operating margin for EMEA decreased for the three months ended May 31, 2015 as compared to the three months ended May 31, 2014 primarily as a result of increased investments to support our eNovance and FeedHenry acquisitions and the impact of foreign currency exchange rates.

These geographic operating margins exclude the impact of share-based compensation expense, which was not allocated to our geographic segments.

Cash, cash equivalents, investments in debt securities and cash flow from operations

Cash, cash equivalents and short-term and long-term available-for-sale investments in debt securities balances at May 31, 2015 totaled $1.97 billion. Cash generated from operating activities for the three months ended May 31, 2015 totaled $208.8 million which represents an increase of 26.8% in operating cash flow as compared to the three months ended May 31, 2014. This increase is due to increases in subscription revenue and services revenues, billings and collections during the same periods.

Our significant cash and investment balances give us a measure of flexibility to take advantage of opportunities such as acquisitions, increasing investment in our international operations and repurchasing our common stock.

Foreign currency exchange rates’ impact on results of operations

Approximately 40.2% of our revenue for the three months ended May 31, 2015 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component of net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions results in increased revenue and operating expenses from operations for our non-U.S. operations. Similarly, our revenue and operating expenses will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from the first quarter of our prior fiscal year ended February 28, 2015, our revenue and operating expenses from non-U.S. operations for the three months ended May 31, 2015 would have been higher than we reported by approximately $36.2 million and $27.4 million, respectively, which would have resulted in income from operations being higher by $8.8 million.

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

Convertible note offering

On October 7, 2014, we completed our offering of $805.0 million aggregate principal amount of our 0.25% Convertible Senior Notes due 2019 (the “convertible notes”). The convertible notes were sold in a private placement under a purchase agreement, dated as of October 1, 2014, entered into by and among us and Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC as representatives of the several initial purchasers named therein, for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

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

In addition, we used $375.0 million of the net proceeds from the offering of the convertible notes to repurchase shares of our common stock under an accelerated share repurchase program pursuant to an agreement that we entered into on October 1, 2014, as described in NOTE 10—Share Repurchase Programs to our Consolidated Financial Statements.

We intend to use the remaining net proceeds from the offering for working capital and other general corporate purposes, which may include capital expenditures, potential acquisitions or strategic transactions.

RESULTS OF OPERATIONS

Three months ended May 31, 2015 and May 31, 2014

The following table is a summary of our results of operations for the three months ended May 31, 2015 and May 31, 2014 (in thousands):

	Three Months Ended (Unaudited)
	May 31, 2015	May 31, 2014	$ Change	% Change
Revenue:
Subscriptions	$424,793	$371,968	$52,825	14.2%
Training and services	56,208	51,786	4,422	8.5

Total subscription and training and services revenue	481,001	423,754	57,247	13.5

Cost of subscription and training and services revenue:
Cost of subscriptions	29,846	27,760	2,086	7.5
As a % of subscription revenue	7.0%	7.5%
Cost of training and services	41,551	36,683	4,868	13.3
As a % of training and services revenue	73.9%	70.8%

Total cost of subscription and training and services revenue	71,397	64,443	6,954	10.8
As a % of total revenue	14.8%	15.2%

Total gross profit	409,604	359,311	50,293	14.0

Operating expense:
Sales and marketing	198,872	176,838	22,034	12.5
Research and development	97,431	89,939	7,492	8.3
General and administrative	42,371	41,571	800	1.9

Total operating expense	338,674	308,348	30,326	9.8

Income from operations	70,930	50,963	19,967	39.2
Interest income	2,715	1,842	873	47.4
Interest expense	5,715	53	5,662	10,683.0
Other income (expense), net	(203)	410	(613)	(149.5)

Income before provision for income taxes	67,727	53,162	14,565	27.4
Provision for income taxes	19,641	15,417	4,224	27.4

Net income	$48,086	$37,745	$10,341	27.4%

Gross profit margin-subscriptions	93.0%	92.5%
Gross profit margin-training and services	26.1%	29.2%
Gross profit margin	85.2%	84.8%
As a % of total revenue:
Subscription revenue	88.3%	87.8%
Training and services revenue	11.7%	12.2%
Sales and marketing expense	41.3%	41.7%
Research and development expense	20.3%	21.2%
General and administrative expense	8.8%	9.8%
Total operating expenses	70.4%	72.8%
Income from operations	14.7%	12.0%
Income before provision for income taxes	14.1%	12.5%
Net income	10.0%	8.9%
Estimated annual effective income tax rate	29.0%	29.0%

Revenue

Subscription revenue

Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat offerings, increased by 14.2%, or $52.8 million, to $424.8 million for the three months ended May 31, 2015 from $372.0 million for the three months ended May 31, 2014.

Revenue derived from the sale of subscriptions supporting our Infrastructure-related offerings increased by 11.0%, or $35.0 million, to $354.0 million for the three months ended May 31, 2015 from $319.1 million for the three months ended May 31, 2014 and includes a favorable revenue adjustment of $5.3 million related to cloud-usage revenues earned through our CCP program, as described further in NOTE 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements. The remaining increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion and the continued migration of customers to our open source Linux platform from proprietary operating systems.

Revenue derived from the sale of subscriptions supporting our Application development-related and other emerging technology offerings increased by 33.7%, or $17.9 million, to $70.8 million for the three months ended May 31, 2015 from $52.9 million for the three months ended May 31, 2014. The increase is primarily due to additional subscriptions for Red Hat JBoss Middleware offerings. We expect the growth rate of revenue derived from our Application development-related and other emerging technology offerings to exceed the growth rate of revenue derived from our Infrastructure-related offerings as our Application development-related and other emerging technology offerings continue to gain broader market acceptance in the enterprise IT environment.

Training and services revenue

Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees received from customers for consulting services regarding our offerings, deployment of Red Hat technologies and for delivery of added functionality to Red Hat technologies for our major customers and OEM partners. Total training and services revenue increased by 8.5%, or $4.4 million, to $56.2 million for the three months ended May 31, 2015 from $51.8 million for the three months ended May 31, 2014. The increase is primarily due to services revenue which increased by 10.6%, or $4.1 million, as a result of an increase in consulting engagements driven by increased demand for our open source solutions. Training revenue increased by 2.3%, or $0.3 million, due to increased training related to OpenStack. Combined training and services revenue decreased slightly as a percentage of total revenue to 11.7% for the three months ended May 31, 2015 from 12.2% for the three months ended May 31, 2014.

Cost of revenue

Cost of subscription revenue

The cost of subscription revenue primarily consists of expenses we incur to support, distribute and package Red Hat offerings. These costs include labor-related costs to provide technical support, security updates and fixes, as well as costs for fulfillment, physical media, literature, packaging and shipping. Cost of subscription revenue increased by 7.5%, or $2.1 million, to $29.8 million for the three months ended May 31, 2015 from $27.8 million for the three months ended May 31, 2014. The increase is primarily due to the expansion of our technical staff in order to meet the demands of our growing subscriber base for support, security updates and fixes, and includes additional compensation of $1.8 million. The remaining increase is driven primarily by incremental travel and outside services costs. Gross profit margin on subscriptions was 93.0% and 92.5%, respectively, for each of the three months ended May 31, 2015 and May 31, 2014. Excluding the favorable revenue adjustment of $5.3 million related to cloud-usage revenue, gross profit margin on subscriptions for the three months ended May 31, 2015 was 92.9%. As the number of open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will occur at a rate slower than that of subscription revenue growth due to economies of scale.

Cost of training and services revenue

Cost of training and services revenue is mainly comprised of personnel and third-party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to various types of customers. Cost of training and services revenue increased by 13.3%, or $4.9 million, to $41.6 million for the three months ended May 31, 2015 from $36.7 million for the three months ended May 31, 2014. Costs to deliver our services revenue increased by 17.3%, or $5.1 million, and relate to additional third-party consulting costs incurred to meet a surge in demand and additional employee compensation and travel associated with additions to our emerging technologies staff. Total costs to deliver training and services as a percentage of training and services revenue was 73.9% and 70.8% for each of the three month periods ended May 31, 2015 and May 31, 2014, respectively.

Gross profit

Excluding the favorable revenue adjustment of $5.3 million described previously, gross profit margin increased to 85.0% for the three months ended May 31, 2015 from 84.8% for the three months ended May 31, 2014. The increase was due to both a mix shift as subscription revenue increased relative to services and training revenue and scale economies realized from prior investments made to deliver and support our subscription offerings.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 12.5%, or $22.0 million, to $198.9 million for the three months ended May 31, 2015 from $176.8 million for the three months ended May 31, 2014. This increase was primarily due to a $19.4 million increase in selling costs, which includes $19.2 million of additional employee compensation expense attributable to the expansion of our sales force from the prior year. The remaining increase relates to marketing costs, which grew 6.0%, or $2.6 million, for the three months ended May 31, 2015 as compared to the three months ended May 31, 2014. Sales and marketing expense decreased as a percentage of revenue to 41.3% for the three months ended May 31, 2015 from 41.7% for the three months ended May 31, 2014 primarily as a result of the timing of our premier user conference.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased by 8.3%, or $7.5 million, to $97.4 million for the three months ended May 31, 2015 from $89.9 million for the three months ended May 31, 2014. The increase in research and development costs primarily resulted from the expansion of our engineering group as a result of both direct hires and business combinations as we continue investing in cloud management and our other emerging technologies. Employee compensation increased by $7.8 million and was partially offset by a reduction in outside services costs of $0.5 million. Research and development expense was 20.3% and 21.2% of total revenue for the three months ended May 31, 2015 and May 31, 2014, respectively.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including information systems, finance, accounting, legal, human resources and facilities expense. General and administrative expense increased by 1.9%, or $0.8 million, to $42.4 million for the three months ended May 31, 2015 from $41.6 million for the three months ended May 31, 2014. General and administrative expense decreased as a percentage of revenue to 8.8% for the three months ended May 31, 2015 from 9.8% for the three months ended May 31, 2014. We expect general and administrative costs to decrease as a percentage of total revenue as we continue to realize and leverage benefits from investments made during the prior fiscal year in process and technology infrastructure enhancements to support our corporate functions.

Interest income

Interest income increased by 47.4%, or $0.9 million, for the three months ended May 31, 2015 as compared to the three months ended May 31, 2014. The increase in interest income for the three months ended May 31, 2015 is attributable to yields earned on larger cash and investment balances.

Interest expense

Interest expense increased by $5.7 million, for the three months ended May 31, 2015 as compared to the three months ended May 31, 2014. The increase in interest expense for the three months ended May 31, 2015 is attributable to the issuance of convertible notes which are described in NOTE 15—Convertible Notes to our Consolidated Financial Statements.

Other income (expense), net

Other income (expense), net decreased by $0.6 million, for the three months ended May 31, 2015 as compared to the three months ended May 31, 2014. The decrease is primarily due to net gains realized on the sale of investments during the three months ended May 31, 2014 not repeated during the three months ended May 31, 2015.

Income taxes

During the three months ended May 31, 2015, we recorded $19.6 million of income tax expense, which is based on an estimated annual effective tax rate of 29%. Our estimated annual effective tax rate of 29% is less than the U.S. federal statutory rate of 35% primarily due to foreign income taxed at lower rates, state income taxes net of federal benefit and the domestic production activities deduction.

During the three months ended May 31, 2014, we recorded $15.4 million of income tax expense, which was based on a then estimated annual effective tax rate of 29%. Our estimated annual effective tax rate of 29% is less than the U.S. federal statutory rate of 35% primarily due to foreign income taxed at lower rates.

LIQUIDITY AND CAPITAL RESOURCES

We derive our liquidity and operating capital primarily from cash flows from operations. Historically, we also received cash from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and follow-on public offerings, and the issuance of convertible notes, including our recent issuance of convertible notes with par value totaling $805.0 million described previously in Overview—Convertible note offering and in detail in NOTE 15—Convertible Notes to our Consolidated Financial Statements. At May 31, 2015, we had total cash and investments of $1.97 billion, which was comprised of $990.9 million in cash and cash equivalents, $192.8 million of short-term, available-for-sale, fixed-income investments, less than $0.1 million in interest-bearing deposit accounts with maturity dates greater than 30 days and $784.7 million of long-term, available-for-sale fixed-income investments. This compares to total cash and investments of $1.81 billion at February 28, 2015.

With $990.9 million in cash and cash equivalents on hand, we believe our cash and cash equivalent balances, together with our ability to generate additional cash from operations, should be sufficient to satisfy our cash requirements for the next twelve months and for the foreseeable future. However, we may take advantage of favorable capital market conditions that may arise from time to time to raise additional capital. We presently do not intend to liquidate our short- and long-term investments in debt securities prior to their scheduled maturity dates. However, in the event that we liquidate these investments prior to their scheduled maturities and there are adverse changes in market interest rates or the overall economic environment, we could be required to recognize a realized loss on those investments when we liquidate those investments. At May 31, 2015, net accumulated unrealized losses on our available-for-sale debt securities totaled $0.2 million, versus accumulated unrealized gains of $0.2 million as of February 28, 2015.

Three months ended May 31, 2015

Cash flows—overview

At May 31, 2015, cash and cash equivalents totaled $990.9 million, a decrease of $56.6 million as compared to February 28, 2015. The decrease in cash and cash equivalents for the three months ended May 31, 2015 is primarily the result of net purchases of available-for-sale debt securities of $223.6 million and payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to share awards vesting of $25.2 million. Partially offsetting cash used in investing and financing activities was cash provided by operations which generated $208.8 million for the three months ended May 31, 2015.

Cash flows from operations

Cash provided by operations of $208.8 million during the three months ended May 31, 2015 includes net income of $48.1 million, adjustments to exclude the impact of non-cash revenues and expenses, which totaled a $65.6 million net source of cash, and changes in operating assets and liabilities, which totaled a $95.1 million net source of cash. Cash provided by changes in operating assets and liabilities for the three months ended May 31, 2015 was primarily the result of collections on our prior quarter’s significant billings which generated operating cash flow of $179.4 million. These collections were partially offset by a reduction in deferred revenue of $31.6 million for the three months ended May 31, 2015, which corresponds to our typical, seasonal first quarter reduction in billings and the timing of disbursements settlement which decreased accounts payable and accrued expenses by $52.3 million.

Cash flows from investing

Cash used in investing activities of $240.3 million for the three months ended May 31, 2015 includes net purchases of available-for-sale debt securities of $223.6 million and investments in property and equipment of $10.7 million, primarily related to information technology infrastructure and leasehold improvements. Investments in other intangible assets, primarily patents, totaled $3.9 million during the three months ended May 31, 2015.

Cash flows from financing

Cash used in financing activities of $17.0 million for the three months ended May 31, 2015 includes payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to restricted share awards vesting during the three months ended May 31, 2015 of $25.2 million. Partially offsetting financing activities using cash were proceeds from excess tax benefits related to share-based employee compensation, which totaled $6.4 million and proceeds from employees’ exercise of common stock options, which totaled $2.1 million. Payments on other borrowings totaled $0.4 million for the three months ended May 31, 2015.

Investments in debt securities

Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. At May 31, 2015 and February 28, 2015, the vast majority of our investments were priced with the assistance of pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the securities’ market value, including broker quotes or model valuations. Independent price verifications of all of our holdings are performed by the pricing vendors, which we review. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

Capital requirements

We have experienced a substantial increase in our operating expenses since our inception in connection with the growth of our operations, the development of our technologies, the expansion of our services operations and our acquisition activity. Our capital requirements during the fiscal year ending February 29, 2016 will depend on numerous factors, including the amount of resources we devote to:

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

We have utilized, and will continue from time to time to utilize, cash and investments to fund, among other potential uses, purchases of our common stock, purchases of fixed assets, purchases of intangible assets (primarily patents) and mergers and acquisitions. Given our historically strong operating cash flow and the $1.97 billion of cash and investments held at May 31, 2015, we believe our cash and cash equivalent balances, together with our ability to generate additional cash from operations, should be sufficient to satisfy our cash requirements for the next twelve months and for the foreseeable future. However, we may take advantage of favorable capital market conditions that may arise from time to time to raise additional capital.

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

As of May 31, 2015, our cash, cash equivalents and available-for-sale investment securities totaled $1.97 billion, of which $724.5 million was held outside the U.S. Our intent is to reinvest the earnings of foreign subsidiaries indefinitely outside the U.S. to fund both organic growth and acquisitions. From time to time, however, we may remit a portion of these earnings to the extent we incur no additional U.S. tax and it is otherwise feasible. For further discussion related to geographic segments, see NOTE 11—Segment Reporting to our Consolidated Financial Statements.

With $1.24 billion or 63.2% of our available cash, cash equivalents and available-for-sale investments held within the U.S. as of May 31, 2015, we do not anticipate a need to repatriate any foreign earnings for the foreseeable future. However, if cash held outside the U.S. were needed to fund our U.S. operations, under current tax law we would be subject to additional taxes on the portion related to repatriated earnings of our foreign subsidiaries. As of February 28, 2015, cumulative undistributed foreign earnings totaled $420.0 million. For further discussion, see NOTE 11—Income Taxes to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended February 28, 2015.

Off-balance sheet arrangements

As of May 31, 2015 and February 28, 2015, we have no off-balance sheet financing arrangements and do not utilize any “structured debt”, “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency exchange rate fluctuations and changes in the market value of our investments.

Interest rate risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of short-term and long-term investments in a variety of available-for-sale fixed and floating rate debt securities, including both government and corporate obligations and money market funds. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income related to these securities may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or perceived credit risk related to the securities’ issuers. A hypothetical one-half percentage point change in interest rates, assuming a parallel shift of all interest rates, would result in an approximate $0.4 million change in annual interest income derived from investments in our portfolio as of May 31, 2015. For further discussion related to our investments as of May 31, 2015 and February 28, 2015, see NOTE 6—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.

Investment risk

The fair market value of our available-for-sale investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $20.0 million decrease in the fair value of our available-for-sale investment securities as of May 31, 2015. For further discussion related to our investments as of May 31, 2015 and February 28, 2015, see NOTE 6—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.

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

Accounts receivable

As of May 31, 2015, one customer accounted for approximately 10% of our total accounts receivable. No individual customer accounted for 10% or more of our total accounts receivable as of February 28, 2015.

Foreign currency risk

Approximately 40.2% of our revenue for the three months ended May 31, 2015 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component of net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency statements results in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decreases if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from the first quarter of our prior fiscal year ended February 28, 2015, our revenue and operating expenses from non-U.S. operations for the three months ended May 31, 2015 would have been higher than we reported by approximately $36.2 million and $27.4 million, respectively, which would have resulted in income from operations being higher by $8.8 million.

Convertible notes

In October 2014, we issued $805.0 million of 0.25% convertible notes due 2019. The convertible notes have a fixed annual interest rate of 0.25%, and therefore we do not have economic interest rate exposure on the convertible notes. However, the fair market value of the convertible notes is exposed to interest rate risk. Generally, the fair market value of the convertible notes will increase as interest rates fall and decrease as interest rates rise. For further discussion regarding the fair value of the convertible notes, see NOTE 15—Convertible Notes to our Consolidated Financial Statements.

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

The aggregate notional amount of outstanding forward contracts at May 31, 2015 was $32.7 million. The fair value of these outstanding contracts at May 31, 2015 was a gross less than $0.1 million asset and a gross $0.3 million liability, and is recorded in Other current assets and Accounts payable and accrued expenses, respectively, on our Consolidated Balance Sheets. The forward contracts generally expire within three months of the period ended May 31, 2015. The forward contracts will settle in Australian dollars, Euros, Hong Kong dollars, Japanese yen, Norwegian krona, Singapore dollars, Swedish krona, Swiss francs and U.S. dollars.

The aggregate notional amount of outstanding forward contracts at February 28, 2015 was $108.1 million. The fair value of these outstanding contracts at February 28, 2015 was a gross $0.1 million asset and a gross $0.7 million liability, and is recorded in Other current assets and Accounts payable and accrued expenses, respectively, on our Consolidated Balance Sheets. The forward contracts generally expired within three months of the period ended February 28, 2015. The forward contracts settled in Australian dollars, Euros, Hong Kong dollars, Japanese yen, Norwegian krona, Singapore dollars, Swedish krona, Swiss francs and U.S. dollars.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The FASB issued ASU 2015-03 to simplify the presentation of debt issuance costs related to a recognized debt liability to present the debt issuance costs as a direct deduction from the carrying value of the debt liability rather than showing the debt issuance costs as a deferred charge on the balance sheet. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and is effective for us as of the first quarter of the fiscal year ending February 28, 2017. We do not believe that this updated standard will have a material impact on our consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The FASB issued ASU 2014-12 to provide explicit guidance for share-based awards which allow for an employee to vest in an award upon achievement of a performance condition met after completion of a requisite service period regardless of whether the employee is rendering service on the date the performance target is achieved. ASU 2014-12 provides that the performance target should not be reflected in estimating the grant-date fair value of the award but rather compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and recognized prospectively over the remaining requisite service period. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and is effective for us as of the first quarter of the fiscal year ending February28, 2017. We have not issued such share-based awards and do not believe that this updated standard will have a material impact on our consolidated financial statements.

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

Set forth below are certain risks and cautionary statements, which supplement other disclosures in this report. Please carefully consider the following risks and cautionary statements. If any event related to the following risk factors occurs, our business, financial condition, operating results and cash flows could be materially adversely affected.

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

As part of our business strategy, we have in the past entered into business combinations and acquisitions, and we may continue to do so in the future. These types of transactions can increase the expense of running our business and present significant challenges and risks, including:

•	Identifying acquisition targets that complement our strategic direction and technology road map;

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

•

Impairing of relationships with our employees, partners or customers as a result of any integration of new management and other personnel, products or technology or as a result of the changes in the competitive landscape affected by the transaction;

•	Maintaining good relationships with customers or business partners of the acquired business;

•	Effectively evaluating of talent at an acquired business or cultural challenges associated with integrating employees from the acquired business into our organization;

•	Losing of key employees of the acquired business;

•	Incorporating and further developing acquired products or technology into our offerings and maintaining quality standards consistent with our brands;

•

Achieving the expected benefits of the transaction, which may include generating greater market acceptance of our technologies, increasing our revenues or integrating the assets acquired into one or more of our current offerings;

•	Incurring expenses related to the transaction;

•	Assuming claims and liabilities we may assume from the acquired business or technology, or that are otherwise related to the transaction;

•	Entering into new markets in which we have little or no experience or in which competitors may have stronger market positions;

•	Impairing of intangible assets and goodwill acquired in transactions; and

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

Future fluctuations and uncertainty in economic and market conditions could adversely affect the market value of our investments, and we could record additional impairment charges and lose some or all of the principal value of investments in our portfolio. A total loss of an investment or a significant decline in the value of our investment portfolio could adversely affect our financial condition and operating results. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, see Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk”.

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

We do not currently expect to pay dividends on our common stock, so any returns may be limited to changes in the value of our common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below sets forth information regarding the Company’s purchases of its common stock during its first fiscal quarter ended May 31, 2015:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
March 1, 2015—March 31, 2015	—	$—	—	$500.0 million
April 1, 2015—April 30, 2015	214,716	$74.80	—	$500.0 million
May 1, 2015—May 31, 2015	119,522	$76.56	—	$500.0 million

Total	334,238		—

(1)	During the three months ended May 31, 2015, the Company withheld an aggregate of 334,238 shares of its common stock (with a weighted average share price of $75.43) from employees to satisfy minimum tax withholding obligations relating to the vesting of share awards. These shares were not withheld pursuant to the program described in Note (2) below.
(2)	On March 25, 2015, the Company announced that its Board of Directors has authorized the repurchase of up to $500.0 million of Red Hat’s common stock from time to time on the open market or in privately negotiated transactions. The program commenced on April 1, 2015, and will expire on the earlier of (i) March 31, 2017, or (ii) a determination by the Board, Chief Executive Officer or Chief Financial Officer to discontinue the program. No shares were repurchased under this program during the three months ended May 31, 2015.

The Company’s previously announced accelerated share repurchase program (the “ASR Agreement”) was completed on February 27, 2015. On March 4, 2015, the Company received 720,101 shares of its common stock as final settlement of the ASR Agreement from the ASR Agreement counterparty. The total number of shares of common stock the Company repurchased under the ASR Agreement was 6,032,656 shares with a weighted average share price of $62.16. For further discussion regarding the ASR Agreement, see NOTE 10—Share Repurchase Programs to the Consolidated Financial Statements.

ITEM 6.	EXHIBITS

(a) List of Exhibits

Exhibit No.	Exhibit

10.1+*	Executive Base Salaries and Target Award Amounts under Red Hat, Inc.’s Executive Variable Compensation Plan for the Fiscal Year Ending February 29, 2016 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 22, 2015 (File no. 001-33162))

10.2+*	Peer Group for PSUs Granted in FY2016 (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 22, 2015 (File no. 001-33162))

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the registrant’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+	Previously filed.
*	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

Date: July 9, 2015	By:	/S/ JAMES M. WHITEHURST
James M. Whitehurst President and Chief Executive Officer (Duly Authorized Officer on Behalf of the Registrant)

RED HAT, INC.

Date: July 9, 2015	By:	/S/ CHARLES E. PETERS, JR.
Charles E. Peters, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

RED HAT, INC.

Date: July 9, 2015	By:	/S/ MARK E. COOK
Mark E. Cook Vice President Finance and Controller (Principal Accounting Officer)