Form 10-K/A
period 2015-02-28
RED HAT INC
filed 2015-09-03
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Red Hat, Inc. (“Red Hat”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to correct a cross reference in the List of Exhibits included in Part IV, Item 15(a)(3) (the “List of Exhibits”) of its Annual Report on Form 10-K for the fiscal year ended February 28, 2015, as filed with the Securities and Exchange Commission (the “SEC”) on April 28, 2015 (the “Original 10-K”).

Specifically, this Amendment is being filed to revise the Description of Exhibits for Exhibit 10.2 in the List of Exhibits to incorporate by reference Exhibit 10.1 to Red Hat’s Quarterly Report on Form 10-Q filed with the SEC on January 9, 2006 (File no. 000-26281) instead of Exhibit 10.9 to Red Hat’s Annual Report on Form 10-K filed with the SEC on April 29, 2011 (File no. 001-33162). Accordingly, the List of Exhibits has been amended and restated to reflect such revision to the Description of Exhibits for Exhibit 10.2 and also to include new certifications by our principal executive officer and principal financial officer as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, and filed as exhibits to this Amendment.

Except as described above, Red Hat has not modified or updated any disclosures contained in the Original 10-K. Accordingly, this Amendment does not reflect events occurring after the date of filing of the Original 10-K and therefore continues to speak only as of the date of the Original 10-K.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 3. List of Exhibits:

Exhibit No.	Description of Exhibits

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

10.2+-

Limited Liability Company Agreement of Open Inventions Network LLC dated November 8, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on January 9, 2006 (File no. 000-26281))

10.3+*

Red Hat, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 24, 2014 (File no. 001-33162))

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

Exhibit No.	Description of Exhibits

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

10.16†*	Clawback Policy of Red Hat, Inc. adopted May 13, 2009

10.17†*	2006 Performance Compensation Plan as Amended and Restated Effective June 19, 2008

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

Exhibit No.	Description of Exhibits

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

Exhibit No.	Description of Exhibits

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

10.44†*	Policy on Gross-up Payments for Excise Taxes Payable under Section 4999

21.1†	Subsidiaries of Red Hat, Inc.

23.1†	Consent of PricewaterhouseCoopers LLP

31.1†

Certification of the registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†

Certification of the registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3

Certification of the registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4

Certification of the registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of the registrant’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema

Exhibit No.	Description of Exhibits

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase

101.DEF†	XBRL Taxonomy Extension Definition Linkbase

101.LAB†	XBRL Taxonomy Extension Label Linkbase

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a management contract or compensatory plan, contract or arrangement.
+	Previously filed.
†	Previously filed or furnished with the Original 10-K.
-	Indicates confidential treatment as to certain portions of this exhibit have been requested or granted. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

By:	/s/ JAMES M. WHITEHURST
James M. Whitehurst President and Chief Executive Officer

Date: September 3, 2015

Exhibit Index

Exhibit No.	Description of Exhibits

31.3

Certification of the registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4

Certification of the registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002