Form 10-Q
period 2015-08-31
RED HAT INC
filed 2015-10-07
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

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

As of October 1, 2015, there were 182,803,302 shares of common stock outstanding.

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

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands—except share and per share amounts)

	August 31, 2015 (Unaudited)	February 28, 2015 (1)
ASSETS
Current assets:
Cash and cash equivalents	$991,607	$1,047,473
Investments in debt securities, short-term	180,806	215,254
Accounts receivable, net of allowances for doubtful accounts of $2,268 and $2,247, respectively	302,098	468,021
Deferred tax assets, net	99,184	86,796
Prepaid expenses	130,413	150,715
Other current assets	1,853	1,980

Total current assets	$1,705,961	$1,970,239
Property and equipment, net of accumulated depreciation and amortization of $190,580 and $190,114, respectively	164,718	172,151
Goodwill	928,178	927,060
Identifiable intangibles, net	127,888	134,276
Investments in debt securities, long-term	823,417	546,016
Other assets, net	51,309	53,243

Total assets	$3,801,471	$3,802,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$212,828	$237,733
Deferred revenue	1,047,732	1,095,115
Other current obligations	1,839	1,844

Total current liabilities	$1,262,399	$1,334,692
Long-term deferred revenue	365,708	387,213
Convertible notes	724,621	715,402
Other long-term obligations	80,693	77,340
Commitments and contingencies (NOTES 12 and 13)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 233,930,696 and 233,061,964 shares issued, and 182,801,734 and 183,551,078 shares outstanding at August 31, 2015 and February 28, 2015, respectively	23	23
Additional paid-in capital	2,094,202	1,963,851
Retained earnings	999,854	900,373
Treasury stock at cost, 51,128,962 and 49,510,886 shares at August 31, 2015 and February 28, 2015, respectively	(1,660,580)	(1,515,288)
Accumulated other comprehensive loss	(65,449)	(60,621)

Total stockholders’ equity	$1,368,050	$1,288,338

Total liabilities and stockholders’ equity	$3,801,471	$3,802,985

(1)	Derived from audited financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands—except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
Revenue:
Subscriptions	$441,526	$389,495	$866,319	$761,462
Training and services	62,622	56,404	118,830	108,191

Total subscription and training and services revenue	504,148	445,899	985,149	869,653

Cost of subscription and training and services revenue:
Cost of subscriptions	30,996	27,791	60,843	55,551
Cost of training and services	44,968	39,383	86,519	76,066

Total cost of subscription and training and services revenue	75,964	67,174	147,362	131,617

Gross profit	428,184	378,725	837,787	738,036

Operating expense:
Sales and marketing	205,101	174,520	403,973	351,358
Research and development	102,488	95,265	199,919	185,204
General and administrative	44,125	44,713	86,496	86,284

Total operating expense	351,714	314,498	690,388	622,846

Income from operations	76,470	64,227	147,399	115,190
Interest income	2,895	2,010	5,611	3,852
Interest expense	5,733	97	11,448	150
Other income (expense), net	(1,245)	(192)	(1,448)	218

Income before provision for income taxes	72,387	65,948	140,114	119,110
Provision for income taxes	20,992	19,125	40,633	34,542

Net income	$51,395	$46,823	$99,481	$84,568

Basic net income per common share	$0.28	$0.25	$0.54	$0.45

Diluted net income per common share	$0.28	$0.25	$0.53	$0.44

Weighted average shares outstanding
Basic	183,179	188,162	183,155	188,767
Diluted	186,750	190,755	186,493	191,135

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
Net income	$51,395	$46,823	$99,481	$84,568
Other comprehensive income (loss):
Change in foreign currency translation adjustment	2,623	(10,850)	(3,006)	(11,752)
Available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities during the period	(2,138)	79	(2,544)	168
Reclassification for (gain) loss realized on available-for-sale securities, reported in Other income (expense), net	(2)	3	3	(150)
Tax benefit	672	101	719	168

Net change in available-for-sale securities (net of tax)	(1,468)	183	(1,822)	186

Total other comprehensive loss	1,155	(10,667)	(4,828)	(11,566)

Comprehensive income	$52,550	$36,156	$94,653	$73,002

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
Cash flows from operating activities:
Net income	$51,395	$46,823	$99,481	$84,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,538	19,539	37,085	38,463
Amortization of debt discount and transaction costs	5,222	—	10,417	—
Share-based compensation expense	40,537	36,605	77,059	65,319
Deferred income taxes	(3,843)	975	(1,929)	3,905
Net amortization of bond premium on debt securities available for sale	3,139	2,525	5,736	4,558
Other	1,078	595	1,908	(353)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(17,908)	(18,349)	161,479	78,231
Prepaid expenses	13,077	(2,391)	12,651	(7,580)
Accounts payable and accrued expenses	34,415	27,266	(17,932)	29,921
Deferred revenue	(25,017)	(6,209)	(56,579)	(25,957)
Other	(356)	358	(340)	1,349

Net cash provided by operating activities	120,277	107,737	329,036	272,424

Cash flows from investing activities:
Purchase of investment in debt securities available for sale	(196,613)	(50,567)	(602,824)	(319,141)
Proceeds from sales and maturities of investment in debt securities available for sale	170,617	140,101	353,200	409,532
Acquisition of businesses, net of cash acquired	(1,700)	(66,183)	(1,700)	(217,804)
Purchase of other intangible assets	(2,068)	(1,198)	(5,997)	(1,751)
Purchase of property and equipment	(10,277)	(14,290)	(20,973)	(22,884)
Other	(1,159)	(1,038)	(3,158)	2,434

Net cash provided by (used in) investing activities	(41,200)	6,825	(281,452)	(149,614)

Cash flows from financing activities:
Excess tax benefits from share-based payment arrangements	2,812	423	9,231	1,409
Proceeds from exercise of common stock options	480	644	2,589	689
Payments related to net settlement of share-based compensation awards	(7,726)	(3,831)	(32,937)	(17,561)
Purchase of treasury stock	(70,079)	(80,028)	(70,079)	(160,061)
Payments on other borrowings	(385)	(1,635)	(737)	(1,990)

Net cash used in financing activities	(74,898)	(84,427)	(91,933)	(177,514)

Effect of foreign currency exchange rates on cash and cash equivalents	(3,494)	(8,902)	(11,517)	(6,657)

Net increase (decrease) in cash and cash equivalents	685	21,233	(55,866)	(61,361)
Cash and cash equivalents at beginning of the period	990,922	564,148	1,047,473	646,742

Cash and cash equivalents at end of the period	$991,607	$585,381	$991,607	$585,381

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

NOTE 2—Summary of Significant Accounting Policies

Basis of presentation

The unaudited interim consolidated financial statements as of and for the three and six months ended August 31, 2015 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement of the consolidated balance sheets, consolidated operating results, consolidated other comprehensive income and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and six months ended August 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending February 29, 2016. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting. These unaudited financial statements should be read in conjunction with the Company’s Consolidated Financial Statements, including notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015. Other than the transition to estimating certain cloud-usage revenue described below, there have been no changes to the Company’s significant accounting policies from those described in NOTE 2—Summary of Significant Accounting Policies to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015. These unaudited financial statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K.

The Company derives a portion of its revenue from Certified Cloud and Service Providers (“CCSPs”) that provide public clouds and allow users to consume computing resources as a service. The Company earns revenue based on subscription units consumed by the CCSP or its end users. These cloud-usage services began expanding significantly in fiscal 2013 and have continued to grow.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For periods prior to March 1, 2015, the Company recognized cloud-usage revenue upon receipt of usage reports from the CCSPs, which typically report fees owed to the Company one month or more after the fees have been earned. Effective March 1, 2015, the Company believes that it now has sufficient historical data and experience to estimate this cloud-usage revenue and has begun estimating the amount of and recognizing such revenue in the period earned. The estimates are based on the historical cloud-usage data available. As a result of the Company’s transition to estimating cloud-usage revenue, the Company’s subscription revenues and pre-tax income for the six months ended August 31, 2015 include an additional, favorable adjustment of $5.3 million.

Consolidation policy

The accompanying Consolidated Financial Statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. There are no significant foreign currency exchange restrictions on the Company’s foreign subsidiaries.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, which is effective for the Company as of the first quarter of the fiscal year ending February 28, 2019. The Company is evaluating the impact that the implementation of this standard will have on the Company’s consolidated financial statements.

NOTE 3—Changes in Equity

The following table summarizes the changes in the Company’s stockholders’ equity during the three months ended August 31, 2015 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at May 31, 2015	$23	$2,058,046	$948,459	$(1,590,501)	$(66,604)	$1,349,423
Net income	—	—	51,395	—	—	51,395
Other comprehensive income (loss), net of tax	—	—	—	—	1,155	1,155
Exercise of common stock options	—	480	—	—	—	480
Common stock repurchase (see NOTE 10)	—	—	—	(70,079)	—	(70,079)
Share-based compensation expense	—	40,537	—	—	—	40,537
Tax benefits related to share-based awards	—	2,865	—	—	—	2,865
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(7,726)	—	—	—	(7,726)

Balance at August 31, 2015	$23	$2,094,202	$999,854	$(1,660,580)	$(65,449)	$1,368,050

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the changes in the Company’s stockholders’ equity during the three months ended August 31, 2014 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at May 31, 2014	$23	$1,908,934	$757,917	$(1,136,713)	$(5,358)	$1,524,803
Net income	—	—	46,823	—	—	46,823
Other comprehensive income (loss), net of tax	—	—	—	—	(10,667)	(10,667)
Exercise of common stock options	—	644	—	—	—	644
Common stock repurchase	—	—	—	(80,028)	—	(80,028)
Share-based compensation expense	—	36,605	—	—	—	36,605
Tax benefits related to share-based awards	—	307	—	—	—	307
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(3,831)	—	—	—	(3,831)

Balance at August 31, 2014	$23	$1,942,659	$804,740	$(1,216,741)	$(16,025)	$1,514,656

The following table summarizes the changes in the Company’s stockholders’ equity during the six months ended August 31, 2015 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at February 28 , 2015	$23	$1,963,851	$900,373	$(1,515,288)	$(60,621)	$1,288,338
Net income	—	—	99,481	—	—	99,481
Other comprehensive income (loss), net of tax	—	—	—	—	(4,828)	(4,828)
Exercise of common stock options	—	2,589	—	—	—	2,589
Common stock repurchase (see NOTE 10)	—	75,000	—	(145,079)	—	(70,079)
Share-based compensation expense	—	77,059	—	—	—	77,059
Tax benefits related to share-based awards	—	8,427	—	—	—	8,427
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(32,937)	—	—	—	(32,937)
Other adjustments	—	213	—	(213)	—	—

Balance at August 31, 2015	$23	$2,094,202	$999,854	$(1,660,580)	$(65,449)	$1,368,050

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the changes in the Company’s stockholders’ equity during the six months ended August 31, 2014 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at February 28, 2014	$23	$1,891,848	$720,172	$(1,056,419)	$(4,459)	$1,551,165
Net income	—	—	84,568	—	—	84,568
Other comprehensive income (loss), net of tax	—	—	—	—	(11,566)	(11,566)
Exercise of common stock options	—	689	—	—	—	689
Common stock repurchase	—	—	—	(160,061)	—	(160,061)
Share-based compensation expense	—	65,319	—	—	—	65,319
Assumed employee share-based awards from a business acquisition	—	895	—	—	—	895
Tax benefits related to share-based awards	—	1,208	—	—	—	1,208
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(17,561)	—	—	—	(17,561)
Other adjustments	—	261	—	(261)	—	—

Balance at August 31, 2014	$23	$1,942,659	$804,740	$(1,216,741)	$(16,025)	$1,514,656

Accumulated other comprehensive loss

The following is a summary of accumulated other comprehensive loss as of August 31, 2015 and February 28, 2015 (in thousands):

	As of August 31, 2015	As of February 28, 2015
Accumulated loss from foreign currency translation adjustment	$(63,992)	$(60,986)
Accumulated unrealized gain, net of tax, on available-for-sale securities	(1,457)	365

Accumulated other comprehensive loss	$(65,449)	$(60,621)

NOTE 4—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of trademarks, copyrights and patents, purchased technologies, customer and reseller relationships and covenants not to compete which are amortized over the estimated useful life, generally on a straight-line basis with the exception of customer and reseller relationships which are generally amortized over the related asset’s pattern of economic benefit or on a straight-line basis if a straight-line basis results in a greater amount of amortization for the period reported. Useful lives range from three to ten years. As of both August 31, 2015 and February 28, 2015, trademarks with an indefinite estimated useful life totaled $11.3 million.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is a summary of identifiable intangible assets (in thousands):

	As of August 31, 2015			As of February 28, 2015
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$122,268	$(45,901)	$76,367	$117,020	$(42,630)	$74,390
Purchased technologies	82,016	(66,920)	15,096	81,482	(63,618)	17,864
Customer and reseller relationships	104,121	(75,941)	28,180	104,084	(71,512)	32,572
Covenants not to compete	11,202	(8,693)	2,509	10,683	(7,657)	3,026
Other intangible assets	8,833	(3,097)	5,736	8,833	(2,409)	6,424

Total identifiable intangible assets	$328,440	$(200,552)	$127,888	$322,102	$(187,826)	$134,276

Amortization expense associated with identifiable intangible assets recognized in the Company’s Consolidated Financial Statements for the three and six months ended August 31, 2015 and August 31, 2014 is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
Cost of revenue	$2,963	$2,830	$5,880	$5,790
Sales and marketing	2,009	1,992	4,014	3,574
Research and development	292	959	542	1,917
General and administrative	1,160	1,607	2,212	3,035

Total amortization expense	$6,424	$7,388	$12,648	$14,316

NOTE 5—Income Taxes

Income Tax Expense

The following table summarizes the Company’s tax provision for the three and six months ended August 31, 2015 and August 31, 2014 (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
Income before provision for income taxes	$72,387	$65,948	$140,114	$119,110
Estimated annual effective tax rate	29%	29%	29%	29%

Provision for income taxes	$20,992	$19,125	$40,633	$34,542

For the three and six months ended August 31, 2015, the Company’s estimated annual effective tax rate of 29% differed from the U.S. federal statutory rate of 35% principally due to foreign income taxed at lower rates, state income taxes net of federal benefits and the domestic production activities deduction. For the three and six months ended August 31, 2014, the Company’s then-estimated annual effective tax rate of 29% differed from the U.S. federal statutory rate of 35%, principally due to foreign income taxed at lower rates.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at August 31, 2015 (in thousands):

	As of August 31, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$236,105	$236,105	$—	$—
Available-for-sale securities (1):
U.S. agency securities	315,154	—	315,154	—
Corporate securities	680,337	—	680,337	—
Foreign government securities	8,732	—	8,732	—
Foreign currency derivatives (2)	263	—	263	—
Liabilities:
Foreign currency derivatives (3)	(67)	—	(67)	—

Total	$1,240,524	$236,105	$1,004,419	$—

(1)	Included in Cash and cash equivalents, Investments in debt securities, short-term or Investments in debt securities, long-term in the Company’s Consolidated Balance Sheet at August 31, 2015, in addition to $755.5 million of cash.
(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at August 31, 2015.
(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at August 31, 2015.

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at February 28, 2015 (in thousands):

	As of February 28, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$369,926	$369,926	$—	$—
Interest-bearing deposits (1)	39	—	39	—
Available-for-sale securities (1):
Commercial paper	29,994	—	29,994	—
U.S. agency securities	276,287	—	276,287	—
Corporate securities	421,200	—	421,200	—
Foreign government securities	63,744	—	63,744	—
Foreign currency derivatives (2)	74	—	74	—
Liabilities:
Foreign currency derivatives (3)	(738)	—	(738)	—

Total	$1,160,526	$369,926	$790,600	$—

(1)	Included in Cash and cash equivalents, Investments in debt securities, short-term or Investments in debt securities, long-term in the Company’s Consolidated Balance Sheet at February 28, 2015, in addition to $647.6 million of cash.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at February 28, 2015.
(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at February 28, 2015.

The following table represents the Company’s investments measured at fair value as of August 31, 2015 (in thousands):

					Balance Sheet Classification
	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Cash and cash equivalents	Investments in debt securities, short-term	Investments in debt securities, long-term
		Gains	Losses (1)
Money markets	$236,105	$—	$—	$236,105	$236,105	$—	$—
U.S. agency securities	315,860	8	(714)	315,154	—	10,082	305,072
Corporate securities	680,238	415	(316)	680,337	—	161,992	518,345
Foreign government securities	8,721	11	—	8,732	—	8,732	—

Total	$1,240,924	$434	$(1,030)	$1,240,328	$236,105	$180,806	$823,417

(1)	As of August 31, 2015, there were $0.5 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer.

The following table represents the Company’s investments measured at fair value as of February 28, 2015 (in thousands):

					Balance Sheet Classification
	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Cash and cash equivalents	Investments in debt securities, short-term	Investments in debt securities, long-term
		Gains	Losses (1)
Money markets	$369,926	$—	$—	$369,926	$369,926	$—	$—
Interest-bearing deposits	39	—	—	39	—	39	—
Commercial paper	29,994	—	—	29,994	29,994	—	—
U.S. agency securities	276,928	13	(654)	276,287	—	5,002	271,285
Corporate securities	420,431	1,219	(450)	421,200	—	146,469	274,731
Foreign government securities	63,687	59	(2)	63,744	—	63,744	—

Total	$1,161,005	$1,291	$(1,106)	$1,161,190	$399,920	$215,254	$546,016

(1)	As of February 28, 2015, there were $0.3 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer.

NOTE 7—Derivative Instruments

The Company transacts business in various foreign countries and is, therefore, subject to risk of foreign currency exchange rate fluctuations. The Company from time to time enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable,

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

trade accounts payable and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. All derivative instruments are recorded on the Consolidated Balance Sheets at their respective fair market values. The Company does not designate these forward contracts as hedging instruments under applicable accounting guidance and, therefore, changes in fair value are recorded in the Consolidated Statements of Operations.

The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows as of August 31, 2015 and for the three and six months then ended (in thousands):

	As of August 31, 2015				Three Months Ended August 31, 2015	Six Months Ended August 31, 2015
	Balance Sheet Location	Fair Value	Notional Value	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$263	$32,302	Other income (expense), net	$592	$1,272
Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	(67)	3,607	Other income (expense), net	(437)	(1,246)

TOTAL		$196	$35,909		$155	$26

The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows as of August 31, 2014 and for the three and six months then ended (in thousands):

	As of August 31, 2014				Three Months Ended August 31, 2014	Six Months Ended August 31, 2014
	Balance Sheet Location	Fair Value	Notional Value	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$16	$4,441	Other income (expense), net	$90	$264
Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	(143)	17,764	Other income (expense), net	(284)	(541)

TOTAL		$(127)	$22,205		$(194)	$(277)

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements for the three and six months ended August 31, 2015 and August 31, 2014 (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
Cost of revenue	$4,151	$3,425	$7,877	$6,543
Sales and marketing	16,782	13,691	32,194	23,929
Research and development	12,022	11,098	22,897	19,962
General and administrative	7,582	8,391	14,091	14,885

Total share-based compensation	$40,537	$36,605	$77,059	$65,319

Share-based compensation expense qualifying for capitalization was insignificant for each of the three and six months ended August 31, 2015 and August 31, 2014. Accordingly, no share-based compensation expense was capitalized during the three and six months ended August 31, 2015 and August 31, 2014.

Estimated annual forfeitures—An estimated forfeiture rate of 10.0% per annum, which approximates the Company’s historical rate, was applied to options and nonvested share units. Awards are adjusted to actual forfeiture rates at vesting. The Company reassesses its estimated forfeiture rate annually or when new information, including actual forfeitures, indicate a change is appropriate.

During the three and six months ended August 31, 2015, the Company granted the following share-based awards:

	Three Months Ended		Six Months Ended
	August 31, 2015		August 31, 2015
	Shares and Shares Underlying Awards	Weighted Average Per Share Fair Value	Shares and Shares Underlying Awards	Weighted Average Per Share Fair Value
Service-based shares and share units	118,881	$80.58	926,477	$75.55
Performance share units—target (1)	112,360	$80.59	370,478	$78.28
Performance share awards (2)	56,180	$80.59	154,705	$78.48

Total awards	287,421	$80.59	1,451,660	$76.56

(1)	Certain executives and senior management were awarded a target number of performance share units (“PSUs”). PSU grantees may earn up to 200% of the target number of PSUs. Half of the target number of PSUs can be earned by the grantees depending upon the Company’s financial performance measured against the financial performance of specified peer companies during a three-year performance period beginning on March 1, 2015. The remaining target number of PSUs can be earned by the grantees depending upon the Company’s total shareholder return performance measured against the total shareholder return of specified peer companies during a three-year period beginning on March 1, 2015.
(2)	Certain executives were granted restricted stock awards. These shares were awarded subject to the achievement of a specified dollar amount of revenue for FY2016 (the “RSA Performance Goal”). If the Company fails to achieve the RSA Performance Goal for FY2016, then all such shares are forfeited. If the Company achieves the RSA Performance Goal for FY2016, then 25% of the restricted stock vests on July 16, 2016, and the remainder vests ratably on a quarterly basis over the course of the subsequent three–year period, provided that the grantee’s business relationship with the Company has not ceased.

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

The following table reconciles the numerators and denominators of the earnings per share (“EPS”) calculation for the three and six months ended August 31, 2015 and August 31, 2014 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
Net income, basic and diluted	$51,395	$46,823	$99,481	$84,568

Weighted average common shares outstanding	183,179	188,162	183,155	188,767
Incremental shares attributable to assumed vesting or exercise of outstanding equity award shares	2,986	2,593	3,009	2,368
Dilutive effect of convertible notes	585	—	329	—

Diluted shares	186,750	190,755	186,493	191,135

Diluted net income per share	$0.28	$0.25	$0.53	$0.44

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

Warrants to purchase 10,965,630 shares of the Company’s common stock at $101.65 per share were outstanding during the three and six months ended August 31, 2015 but were not included in the computation of diluted EPS because the warrants’ exercise price was greater than the average market price of the Company’s common stock during the related period.

The following employee share awards were not included in the computation of diluted earnings per share because the aggregate value of proceeds considered received upon either exercise or vesting was greater than the average market price of the Company’s common stock during the related periods and the effect of including such share awards in the computation would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
Number of shares considered anti-dilutive for calculating diluted EPS	105	151	67	156

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

As of August 31, 2015, the Company had repurchased 894,915 shares of its common stock for $70.1 million under this repurchase program.

As of August 31, 2015, the amount available under the program for the repurchase of the Company’s common stock was $429.9 million.

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

The Company initially accounted for the ASR Agreement as two separate transactions: (i) the 5,312,555 shares of common stock initially delivered to the Company were accounted for as a treasury stock transaction with $300.0 million, or 80 percent, of the $375.0 million upfront payment being recorded in Treasury stock in the Company’s Consolidated Balance Sheet at February 28, 2015 and (ii) the unsettled portion of the ASR Agreement of $75.0 million was recorded in Additional paid-in capital on the Company’s Consolidated Balance Sheet as of February 28, 2015. The $75.0 million representing the unsettled portion of the ASR originally recorded in Additional paid-in capital was reclassified upon settlement to Treasury stock during the six months ended August 31, 2015.

The total number of shares of common stock the Company repurchased under the ASR Agreement was 6,032,656 shares with a weighted average share price of $62.16.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 11—Segment Reporting

The following summarizes revenue from unaffiliated customers and income (loss) from operations for the three and six months ended August 31, 2015 and August 31, 2014 and total cash, cash equivalents and available-for-sale investment securities and total assets as of August 31, 2015 and August 31, 2014, by geographic segment (in thousands):

	Americas	EMEA	Asia Pacific	Corporate (1)	Consolidated

	Three Months Ended August 31, 2015
Revenue from unaffiliated customers	$332,204	$108,454	$63,490	$—	$504,148
Income (loss) from operations	$73,944	$27,012	$16,051	$(40,537)	$76,470

	Three Months Ended August 31, 2014
Revenue from unaffiliated customers	$282,138	$103,496	$60,265	$—	$445,899
Income (loss) from operations	$60,081	$26,066	$14,685	$(36,605)	$64,227

	Six Months Ended August 31, 2015
Revenue from unaffiliated customers	$654,037	$205,927	$125,185	$—	$985,149
Income (loss) from operations	$149,475	$43,419	$31,564	$(77,059)	$147,399
Total cash, cash equivalents and available-for-sale investment securities	$1,294,633	$490,607	$210,590	$—	$1,995,830
Total assets	$2,735,505	$760,412	$305,554	$—	$3,801,471

	Six Months Ended August 31, 2014
Revenue from unaffiliated customers	$548,232	$204,270	$117,151	$—	$869,653
Income (loss) from operations	$101,473	$50,251	$28,785	$(65,319)	$115,190
Total cash, cash equivalents and available-for-sale investment securities	$621,806	$500,050	$195,087	$—	$1,316,943
Total assets	$2,055,521	$720,493	$291,290	$—	$3,067,304

(1)	Amounts represent share-based compensation expense for each of the three and six months ended August 31, 2015 and August 31, 2014, which was not allocated to geographic segments.

Supplemental information about geographic areas

The following table lists, for each of the three and six months ended August 31, 2015 and August 31, 2014, revenue from unaffiliated customers in the United States, the Company’s country of domicile, and revenue from unaffiliated customers from foreign countries (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
United States, the Company’s country of domicile	$300,649	$247,556	$588,110	$481,863
Foreign	203,499	198,343	397,039	387,790

Total revenue from unaffiliated customers	$504,148	$445,899	$985,149	$869,653

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Total tangible long-lived assets located in the United States, the Company’s country of domicile, and similar tangible long-lived assets held outside the United States are summarized in the following table as of August 31, 2015 and February 28, 2015 (in thousands):

	As of August 31, 2015	As of February 28, 2015
United States, the Company’s country of domicile	$126,166	$131,792
Foreign	38,552	40,359

Total tangible long-lived assets	$164,718	$172,151

Supplemental information about major customers

For the each of the three and six months ended August 31, 2015 and August 31, 2014, the U.S. government and its agencies represented approximately 10% of the Company’s total revenue.

Supplemental information about products and services

The following table, for each of the three and six months ended August 31, 2015 and August 31, 2014, provides further detail, by type, of our subscription and services revenues. Infrastructure-related offerings subscription revenue includes subscription revenue generated from Red Hat Enterprise Linux and related technologies such as Red Hat Enterprise Virtualization. Subscription revenue generated from our Application development-related and other emerging technology offerings includes Red Hat JBoss Middleware, Red Hat Storage Technologies and Red Hat cloud offerings such as Red Hat Enterprise Linux OpenStack Platform and OpenShift by Red Hat (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
Subscription revenue:
Infrastructure-related offerings	$362,926	$331,967	$716,667	$651,018
Application development-related and other emerging technology offerings	78,600	57,528	149,652	110,444

Total subscription revenue	441,526	389,495	866,319	761,462

Training and services revenue:
Consulting services	47,266	41,917	90,466	80,990
Training	15,356	14,487	28,364	27,200

Total training and services revenue	62,622	56,404	118,830	108,190

Total subscription and training and services revenue	$504,148	$445,899	$985,149	$869,652

NOTE 12—Commitments and Contingencies

Operating leases

As of August 31, 2015, the Company had leases of office space and certain equipment under various non-cancelable operating leases. Rent expense under operating leases for the three months ended August 31, 2015 and August 31, 2014 was $7.8 million and $7.5 million, respectively. Rent expense under operating leases for the six months ended August 31, 2015 and August 31, 2014 was $15.5 million and $15.0 million, respectively.

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

Pro forma consolidated financial information

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three and six months ended August 31, 2014 (in thousands, except per share amounts) as if the acquisitions of FeedHenry, eNovance and Inktank had closed on March 1, 2014, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisitions actually taken place at the beginning of the period.

	Three Months Ended	Six Months Ended
	August 31, 2014	August 31, 2014
Revenue	$447,581	$874,727
Net income	44,253	74,945
Basic net income per common share	$0.24	$0.40
Diluted net income per common share	$0.23	$0.39

Goodwill

The following is a summary of changes in goodwill for the six months ended August 31, 2015 (in thousands):

Balance at February 28, 2015	$927,060
Impact of foreign currency fluctuations and other adjustments	1,118

Balance at August 31, 2015	$928,178

The excess of purchase price paid for FeedHenry, eNovance, Inktank and other acquisitions over the fair value of the net assets acquired was recognized as goodwill. Goodwill comprises the majority of the purchase price paid for each of the acquired businesses because these businesses were focused on emerging technologies such as mobile technologies, cloud-enabling technologies and software-defined storage technologies, which consequently—at the time of acquisition—generated relatively little revenue. However, these acquired businesses, with their assembled, highly-specialized workforces and community of contributors, are expected to both expand the Company’s existing technology portfolio and advance the Company’s market position overall in open source solutions.

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

Indenture

On October 7, 2014, the Company entered into an indenture (the “Indenture”) with respect to the convertible notes with U.S. Bank National Association, as trustee (the “Trustee”). Under the Indenture, the convertible notes will be senior unsecured obligations of the Company and bear interest at a rate of 0.25% per year, payable semiannually in arrears on April 1 and October 1 of each year, and began on April 1, 2015. The convertible notes will mature on October 1, 2019, unless previously purchased or converted.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

As of August 31, 2015, the convertible notes consisted of the following (in thousands):

As of August 31, 2015
Liability component
Principal	$805,000
Less: debt discount	(80,379)

Net carrying amount	$724,621

Equity component (1)	$96,890

(1)	Recorded in the Consolidated Balance Sheet in Additional paid-in capital.

In accounting for the transaction costs related to the convertible note issuance, the Company allocated the total amount incurred of $15.2 million to the liability and equity components based on their relative fair values. Issuance costs attributable to the liability component totaled $13.4 million and are being amortized to interest expense over the term of the convertible notes using the effective interest method. The remaining $1.8 million of issuance costs have been allocated to the equity component and are included in Additional paid-in capital on the Company’s Consolidated Balance Sheet as of August 31, 2015. Additionally, the Company recorded a deferred tax asset of $0.7 million related to the $1.8 million equity component of transactional costs which are deductible for tax purposes.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table includes total interest expense recognized related to the convertible notes for the three and six months ended August 31, 2015 (in thousands):

	Three Months Ended	Six Months Ended
	August 31, 2015	August 31, 2015
Coupon rate 0.25% per year, payable semiannually	$503	$1,006
Amortization of convertible note issuance costs - liability component	602	1,198
Accretion of debt discount	4,620	9,219

Total interest expense related to convertible notes	$5,725	$11,423

The fair value of the convertible notes, which was determined based on inputs that are observable in the market (Level 2), and the carrying value of the convertible notes (the carrying value excludes the equity component of the convertible notes classified in equity) is as follows (in thousands):

	As of August 31, 2015
	Fair Value	Carrying Value
Convertible notes	$744,570	$724,621

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

We market our offerings primarily to customers in the form of annual or multi-year subscriptions, and we recognize revenue over the period of the subscription agreements with our customers. Our technologies are also offered by Certified Cloud and Service Providers (“CCSPs”) as a service available on demand, and this revenue is reported to and recognized by us following delivery.

We have focused on introducing and gaining acceptance for Red Hat technologies that comprise our open source architecture. Red Hat Enterprise Linux and Red Hat JBoss Middleware offerings have gained widespread independent software vendor (“ISV”) and independent hardware vendor (“IHV”) support. We have continued to build our open source architecture by expanding our enterprise operating system and middleware offerings and introducing virtualization, storage, cloud and other offerings.

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

In our fiscal year ended February 28, 2015, we focused on and expect in our fiscal year ending February 29, 2016 to continue to focus on, among other things, (i) promoting the widespread adoption of Red Hat offerings by customers globally, (ii) expanding our portfolio of virtualization, storage, management and other technology offerings that enable cloud computing, (iii) investing in the development of open source technologies, (iv) pursuing strategic acquisitions and alliances, (v) increasing revenue from our existing customer base, (vi) increasing revenue by promoting a range of services to help our customers derive additional value, (vii) expanding routes to market, and (viii) growing our presence in international markets.

Revenue

For the three months ended August 31, 2015, total revenue increased 13.1%, or $58.2 million, to $504.1 million from $445.9 million for the three months ended August 31, 2014. Revenue from our non-U.S. operations has been translated into U.S. dollars using the average exchange rates for each month of the three months ended August 31, 2015. In an effort to provide a comparable framework for assessing how our business performed when compared to the three months ended August 31, 2014, we believe it is helpful to exclude the impact of foreign currency exchange rate fluctuations by translating revenue from our non-U.S. operations for the three months ended August 31, 2015 using the average foreign currency exchanges rates for the three months ended August 31, 2014. Excluding the impact of foreign currency exchange rate fluctuations, total revenue increased by 21.3%.

Subscription revenue increased 13.4%, or $52.0 million for the three months ended August 31, 2015 as compared to the three months ended August 31, 2014. Excluding the impact of foreign currency exchange rate fluctuations, subscription revenue increased by 21.3%. The increase in subscription revenue is driven primarily by additional subscriptions related to our principal RHEL and Red Hat JBoss Middleware offerings, which continue to gain broader market acceptance in mission-critical areas of computing, and the expansion of our sales channels and our geographic footprint. The increase is, in part, a result of the continued migration of enterprises in industries such as financial services, government, technology and telecommunications to our open source solutions from proprietary technologies. Training and services revenue increased 11.0%, or $6.2 million, for the three months ended August 31, 2015 as compared to the three months ended August 31, 2014. Excluding the impact of foreign currency exchange rate fluctuations, training and services revenue increased by 21.1%. The increase is driven primarily by customer interest in new products and increased demand for our open source solutions.

We believe our success is influenced by:

•	the extent to which we can expand the breadth and depth of our offerings;

•	our ability to enhance the value of Red Hat offerings through frequent and continuing innovation while maintaining stable platforms over multi-year periods;

•	our involvement and leadership in key open source communities which enables us to develop, enhance and maintain our offerings;

•	our ability to generate increasing revenue from partners and other strategic relationships, including CCSPs, distributors, embedded technology partners, IHVs, ISVs, original equipment manufacturers (“OEMs”), system integrators, and value added resellers;

•	our ability to generate new and recurring revenue for Red Hat offerings;

•	the widespread and increasing deployment of open source technologies by enterprises and similar institutions, such as government agencies and universities; and

•	our ability to provide customers with consulting and training services that generate additional revenue.

Deferred revenue and billings proxy

Year-to-date deferred revenue

Our deferred revenue, current and long-term, balance at August 31, 2015 was $1.41 billion. Total deferred revenue at August 31, 2015 decreased 4.6%, or $68.9 million, as compared to the balance of $1.48 billion at February 28, 2015. The decrease in deferred revenue is primarily attributable to our typical, seasonal first and second quarter reduction in billings and the impact of foreign currency exchange rate fluctuations as discussed in the following paragraph. Because of our subscription model and revenue recognition policies, deferred revenue improves predictability of future revenue. For example, current deferred revenue provides a baseline for revenue to be recognized over the next twelve months. Similarly, long-term deferred revenue provides a baseline for revenue to be recognized beyond twelve months. Revenue derived from CCSPs for the delivery of our technologies as a service available on demand is recognized by us in the period earned and billed in arrears. As a result, revenue derived from CCSPs has no associated deferred revenue.

The decrease in deferred revenue reported on our Consolidated Balance Sheets of $68.9 million differs from the decrease of $56.6 million we reported on our Consolidated Statements of Cash Flows for the six months ended August 31, 2015 as the amount reported on our Consolidated Statements of Cash Flows for the six months ended August 31, 2015 excludes the impact of changes in foreign currency exchange rates used to translate deferred revenue balances from our foreign subsidiaries’ functional currency into U.S. dollars.

Year-over-year deferred revenue

Total deferred revenue increased by 12.9%, or $161.6 million, to $1.41 billion at August 31, 2015 from $1.25 billion at August 31, 2014. Excluding the impact of foreign currency exchange rate fluctuations, total deferred revenue increased by 20.2%, or $252.3, million from August 31, 2014 to August 31, 2015. This increase in deferred revenue of $252.3 million is the summation of the changes in deferred revenue that we reported on our Consolidated Statements of Cash Flows for each quarter of the four-fiscal-quarter period ended August 31, 2015, plus $0.2 million related to deferred revenue from businesses acquired during the same period.

Current deferred revenue increased by 13.8%, or $127.1 million, to $1.05 billion at August 31, 2015 from $920.6 million at August 31, 2014 and long-term deferred revenue increased by 10.4%, or $34.5 million, to $365.7 million at August 31, 2015 from $331.2 million at August 31, 2014. Excluding the impact of foreign currency exchange rate fluctuations, current deferred revenue increased by 20.2%, or $186.3 million, and long-term deferred revenue increased by 19.9%, or $65.9 million, from August 31, 2014 to August 31, 2015.

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

For the four-fiscal-quarter period ended August 31, 2015, our rolling average billings proxy increased by 15.9%, or $74.0 million, to $539.3 million from $465.3 million for the four-fiscal-quarter period ended August 31, 2014. Using the average foreign currency exchange rates for each quarter of our four-fiscal-quarter period ended August 31, 2014, our rolling average billings proxy for the four-fiscal-quarter period ended August 31, 2015 would have increased by approximately 22.0%, or $102.0 million. For information regarding seasonality, see Part II, Item 7 under “Overview” of our Annual Report on Form 10-K for the fiscal year ended February 28, 2015.

Subscription revenue

Our enterprise technologies are delivered primarily under subscription agreements. These agreements typically have a one- or three-year subscription period. A subscription generally entitles a customer to, among other things, a specified level of support, as well as new versions of the software, security updates, fixes, functionality enhancements, upgrades to the technology, if and when available, and compatibility with an ecosystem of certified hardware and software. Subscription revenue increased sequentially for the first and second quarters of fiscal 2016 and for each quarter of fiscal 2015 and fiscal 2014 and was driven primarily by the increased use of our offerings by customers and our expansion of sales channels and geographic footprint during these periods.

Subscription revenue by offering type and growth rates both as reported and excluding the impact of foreign currency exchange rate fluctuations for the three and six months ended August 31, 2015 versus the three and six months ended August 31, 2014 was as follows (in thousands):

	Three Months Ended			Six Months Ended
	August 31, 2015	August 31, 2014	Year- Over-Year Growth Rate	August 31, 2015	August 31, 2014	Year- Over-Year Growth Rate
Infrastructure-related subscription revenue, as reported	$362,926	$331,967	9.3%	$716,667	$651,018	10.1%
Adjustment for foreign currency exchange rates	24,781	—		49,786	—

Infrastructure-related subscription revenue, excluding foreign currency impact	387,707	331,967	16.8%	766,453	651,018	17.7%

Application development-related and other emerging technology subscription revenue, as reported	78,600	57,528	36.6%	149,652	110,444	35.5%
Adjustment for foreign currency exchange rates	6,341	—		12,593	—

Application development-related and other emerging technology subscription revenue, excluding foreign currency impact	84,941	57,528	47.7%	162,245	110,444	46.9%

Total subscription revenue, as reported	441,526	389,495	13.4%	866,319	761,462	13.8%
Adjustment for foreign currency exchange rates	31,122	—		62,379	—

Total subscription revenue, excluding foreign currency impact	$472,648	$389,495	21.3%	$928,698	$761,462	22.0%

Subscription revenue from our non-U.S. operations has been translated into U.S. dollars using the average exchange rates for each month of the three and six months ended August 31, 2015. In an effort to provide a comparable framework for assessing how our business performed when compared to the three and six months ended August 31, 2014, we believe it is helpful to exclude the impact of foreign currency exchange rate fluctuations by translating revenue from our non-U.S. operations for each of the three and six months ended August 31, 2015 using the average foreign currency exchanges rates for each of the three and six months ended August 31, 2014.

Revenue by geography

For the three months ended August 31, 2015, approximately $203.5 million, or 40.4%, of our revenue was generated outside the United States compared to approximately $198.3 million, or 44.5%, for the three months ended August 31, 2014. The relative decrease in the percent of revenue generated outside of the United States for the three months ended August 31, 2015 compared to the percent of revenue generated outside of the United States for the three months ended August 31, 2014 is due to foreign currency exchange rate fluctuations. Our international operations are expected to grow as our international sales force and channels become more mature and as we enter new locations or expand our presence in existing locations. As of August 31, 2015, we had offices in more than 85 locations throughout the world.

We operate our business in three geographic regions: the Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Australia, China, India, Japan, Singapore and South Korea). Revenue generated by the Americas, EMEA and Asia Pacific for the three months ended

August 31, 2015 and the three months ended August 31, 2014 was as follows (in thousands):

	Americas	EMEA	Asia Pacific	Consolidated
Three Months Ended August 31, 2015	$332,204	$108,454	$63,490	$504,148
Three Months Ended August 31, 2014	$282,138	$103,496	$60,265	$445,899

Year-over-year revenue growth rates in U.S. dollars for our three geographical regions were as follows for the three months ended August 31, 2015 and three months ended August 31, 2014:

	Americas	EMEA	Asia Pacific	Consolidated
Three Months Ended August 31, 2015	17.7%	4.8%	5.4%	13.1%
Three Months Ended August 31, 2014	18.7%	20.0%	19.2%	19.1%

Excluding the impact of foreign currency exchange rate fluctuations, Americas, EMEA, Asia Pacific and Consolidated revenue grew 19.0%, 27.2%, 22.0% and 21.3%, respectively, for the three months ended August 31, 2015 as compared to the three months ended August 31, 2014.

As we expand further within each region, we anticipate revenue growth rates in local currencies to be similar among our geographic regions due to the similarity of products and services offered and the similarity in customer types or classes.

Gross profit

Gross profit margin was 84.9% for each of the three months ended August 31, 2015 and August 31, 2014. A slight favorable mix shift, as subscription revenue increased relative to services, was offset by increased costs to deliver our services. Such increases in costs to deliver our consulting services result from investments in personnel, infrastructure and processes to support our emerging technologies.

Gross profit margin by geography

Gross profit margins by our geographic regions for the three months ended August 31, 2015 and August 31, 2014 were as follows:

	Americas	EMEA	Asia Pacific	Consolidated (1)
Three Months Ended August 31, 2015	85.8%	86.8%	83.6%	84.9%
Three Months Ended August 31, 2014	85.1%	88.1%	84.3%	84.9%

(1)	Consolidated gross margin includes corporate (non-allocated) share-based compensation expense for the three months ended August 31, 2015 and August 31, 2014 of $4.2 million and $3.4 million, respectively. For additional information, see NOTE 11—Segment Reporting to our Consolidated Financial Statements.

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

Income from operations

Operating income as a percentage of revenue increased to 15.2% for the three months ended August 31, 2015 from 14.4% for the three months ended August 31, 2014. The increase was due to a reduction of operating expenses relative to revenue as we leverage our research and development and general and administrative functions.

Income from operations by geography

Operating income as a percentage of revenue generated by our geographic regions for the three months ended August 31, 2015 and the three months ended August 31, 2014 was as follows:

	Americas	EMEA	Asia Pacific	Consolidated (1)
Three Months Ended August 31, 2015	22.3%	24.9%	25.3%	15.2%
Three Months Ended August 31, 2014	21.3%	25.2%	24.4%	14.4%

(1)	Consolidated operating income as a percentage of revenue includes corporate (non-allocated) share-based compensation expense for the three months ended August 31, 2015 and August 31, 2014 of $40.5 million and $36.6 million, respectively. For additional information, see NOTE 11—Segment Reporting to our Consolidated Financial Statements.

Operating margin for EMEA decreased for the three months ended August 31, 2015 as compared to the three months ended August 31, 2014 primarily as a result of increased investments to support our eNovance and FeedHenry acquisitions and the impact of foreign currency exchange rate fluctuations.

These geographic operating margins exclude the impact of share-based compensation expense, which was not allocated to our geographic segments.

Cash, cash equivalents, investments in debt securities and cash flow from operations

Cash, cash equivalents and short-term and long-term available-for-sale investments in debt securities balances at August 31, 2015 totaled $2.0 billion. Cash generated from operating activities for the three months ended August 31, 2015 totaled $120.3 million which represents an increase of 11.6% in operating cash flow as compared to the three months ended August 31, 2014. This increase is due to increases in subscription revenue and services revenues, billings and collections during the same periods.

Our significant cash and investment balances give us a measure of flexibility to take advantage of opportunities such as acquisitions, increasing investment in our international operations and repurchasing our common stock.

Foreign currency exchange rates’ impact on results of operations

Approximately 40.4% of our revenue for the three months ended August 31, 2015 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component of net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions results in increased revenue and operating expenses from operations for our non-U.S. operations. Similarly, our revenue and operating expenses will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Three Months Ended August 31, 2015

Using the average foreign currency exchange rates from the second quarter of our prior fiscal year ended February 28, 2015, our revenue and operating expenses from non-U.S. operations for the three months ended August 31, 2015 would have been higher than we reported by approximately $36.8 million and $25.8 million, respectively, which would have resulted in income from operations being higher by $11.0 million.

Six Months Ended August 31, 2015

Using the average foreign currency exchange rates for the six months ended August 31, 2014, our revenue and operating expenses from non-U.S. operations for the six months ended August 31, 2015 would have been higher than we reported by approximately $73.1 million and $53.4 million, respectively, which would have resulted in income from operations being higher by $19.7 million.

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

RESULTS OF OPERATIONS

Three months ended August 31, 2015 and August 31, 2014

The following table is a summary of our results of operations for the three months ended August 31, 2015 and August 31, 2014 (in thousands):

	Three Months Ended (Unaudited)
	August 31, 2015	August 31, 2014	$ Change	% Change
Revenue:
Subscriptions	$441,526	$389,495	$52,031	13.4%
Training and services	62,622	56,404	6,218	11.0

Total subscription and training and services revenue	504,148	445,899	58,249	13.1

Cost of subscription and training and services revenue:
Cost of subscriptions	30,996	27,791	3,205	11.5
As a % of subscription revenue	7.0%	7.1%
Cost of training and services	44,968	39,383	5,585	14.2
As a % of training and services revenue	71.8%	69.8%

Total cost of subscription and training and services revenue	75,964	67,174	8,790	13.1
As a % of total revenue	15.1%	15.1%

Total gross profit	428,184	378,725	49,459	13.1

Operating expense:
Sales and marketing	205,101	174,520	30,581	17.5
Research and development	102,488	95,265	7,223	7.6
General and administrative	44,125	44,713	(588)	(1.3)

Total operating expense	351,714	314,498	37,216	11.8

Income from operations	76,470	64,227	12,243	19.1
Interest income	2,895	2,010	885	44.0
Interest expense	5,733	97	5,636	5,810.3
Other income (expense), net	(1,245)	(192)	(1,053)	(548.4)

Income before provision for income taxes	72,387	65,948	6,439	9.8
Provision for income taxes	20,992	19,125	1,867	9.8

Net income	$51,395	$46,823	$4,572	9.8%

Gross profit margin-subscriptions	93.0%	92.9%
Gross profit margin-training and services	28.2%	30.2%
Gross profit margin	84.9%	84.9%
As a % of total revenue:
Subscription revenue	87.6%	87.4%
Training and services revenue	12.4%	12.6%
Sales and marketing expense	40.7%	39.1%
Research and development expense	20.3%	21.4%
General and administrative expense	8.8%	10.0%
Total operating expenses	69.8%	70.5%
Income from operations	15.2%	14.4%
Income before provision for income taxes	14.4%	14.8%
Net income	10.2%	10.5%
Estimated annual effective income tax rate	29.0%	29.0%

Revenue

Subscription revenue

Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat offerings, increased by 13.4%, or $52.0 million, to $441.5 million for the three months ended August 31, 2015 from $389.5 million for the three months ended August 31, 2014.

Revenue derived from the sale of subscriptions supporting our Infrastructure-related offerings increased by 9.3%, or $31.0 million, to $362.9 million for the three months ended August 31, 2015 from $332.0 million for the three months ended August 31, 2014. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion and the continued migration of customers to our open source Linux platform from proprietary operating systems.

Revenue derived from the sale of subscriptions supporting our Application development-related and other emerging technology offerings increased by 36.6%, or $21.1 million, to $78.6 million for the three months ended August 31, 2015 from $57.5 million for the three months ended August 31, 2014. The increase is primarily due to additional subscriptions for Red Hat JBoss Middleware offerings. We expect the growth rate of revenue derived from our Application development-related and other emerging technology offerings to exceed the growth rate of revenue derived from our Infrastructure-related offerings as our Application development-related and other emerging technology offerings continue to gain broader market acceptance in the enterprise IT environment.

Training and services revenue

Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees received from customers for consulting services regarding our offerings, deployment of Red Hat technologies and for delivery of added functionality to Red Hat technologies for our major customers and OEM partners. Total training and services revenue increased by 11.0%, or $6.2 million, to $62.6 million for the three months ended August 31, 2015 from $56.4 million for the three months ended August 31, 2014. The increase is primarily due to services revenue which increased by 12.8%, or $5.3 million, as a result of an increase in consulting engagements driven by increased demand for our open source solutions. Training revenue increased by 6.0%, or $0.9 million, due to increased training related to OpenStack. Combined training and services revenue decreased slightly as a percentage of total revenue to 12.4% for the three months ended August 31, 2015 from 12.6% for the three months ended August 31, 2014.

Cost of revenue

Cost of subscription revenue

The cost of subscription revenue primarily consists of expenses we incur to support, distribute and package Red Hat offerings. These costs include labor-related costs to provide technical support, security updates and fixes, as well as costs for fulfillment, physical media, literature, packaging and shipping. Cost of subscription revenue increased by 11.5%, or $3.2 million, to $31.0 million for the three months ended August 31, 2015 from $27.8 million for the three months ended August 31, 2014. The increase is primarily due to the expansion of our technical staff in order to meet the demands of our growing subscriber base for support, security updates and fixes, and includes additional compensation of $2.4 million. The remaining increase is driven primarily by incremental travel and outside services costs. Gross profit margin on subscriptions was 93.0% and 92.9%, respectively, for each of the three months ended August 31, 2015 and August 31, 2014. As the number of open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will occur at a rate slower than that of subscription revenue growth due to economies of scale.

Cost of training and services revenue

Cost of training and services revenue is mainly comprised of personnel and third-party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to various types of customers. Cost of training and services revenue increased by 14.2%, or $5.6 million, to $45.0 million for the three months ended August 31, 2015 from $39.4 million for the three months ended August 31, 2014. Costs to deliver our services revenue increased by 15.2%, or $4.8 million, and relate to additional third-party consulting costs incurred to meet a surge in demand and additional employee compensation and travel associated with additions to our emerging technologies staff. Total costs to deliver training and services as a percentage of training and services revenue was 71.8% and 69.8% for each of the three month periods ended August 31, 2015 and August 31, 2014, respectively.

Gross profit

Gross profit margin was 84.9% for each of the three months ended August 31, 2015 and August 31, 2014. A slight favorable mix shift, as subscription revenue increased relative to services, was offset by increased costs to deliver our services. Such increases in costs to deliver our consulting services result from investments in personnel, infrastructure and processes to support our emerging technologies.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 17.5%, or $30.6 million, to $205.1 million for the three months ended August 31, 2015 from $174.5 million for the three months ended August 31, 2014. This increase was partially due to a $16.5 million increase in selling costs, which includes $11.6 million of additional employee compensation expense attributable to the expansion of our sales force from the prior year. The remaining increase relates to marketing costs, which grew 35.5%, or $14.1 million, for the three months ended August 31, 2015 as compared to the three months ended August 31, 2014 and includes incremental employee compensation and marketing program costs of $3.8 million and $9.1 million, respectively. As a result of the timing of our premier user conference, sales and marketing expense increased as a percentage of revenue to 40.7% for the three months ended August 31, 2015 from 39.1% for the three months ended August 31, 2014.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased by 7.6%, or $7.2 million, to $102.5 million for the three months ended August 31, 2015 from $95.3 million for the three months ended August 31, 2014. The increase in research and development costs primarily resulted from the expansion of our engineering group as a result of both direct hires and business combinations as we continue investing in cloud management and our other emerging technologies. Employee compensation and travel costs increased by $6.1 million and $0.7 million, respectively. Research and development expense was 20.3% and 21.4% of total revenue for the three months ended August 31, 2015 and August 31, 2014, respectively.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including information systems, finance, accounting, legal, human resources and facilities expense. General and administrative expense decreased by 1.3%, or $0.6 million, to $44.1 million for the three months ended August 31, 2015 from $44.7 million for the three months ended August 31, 2014. General and administrative expense decreased as a percentage of revenue to 8.8% for the three months ended August 31, 2015 from 10.0% for the three months ended August 31, 2014. We expect general and administrative costs to decrease as a percentage of total revenue as we continue to realize and leverage benefits from investments made during the prior fiscal year in process and technology infrastructure enhancements to support our corporate functions.

Interest income

Interest income increased by 44.0%, or $0.9 million, for the three months ended August 31, 2015 as compared to the three months ended August 31, 2014. The increase in interest income for the three months ended August 31, 2015 is attributable to yields earned on larger cash and investment balances.

Interest expense

Interest expense increased by $5.6 million, for the three months ended August 31, 2015 as compared to the three months ended August 31, 2014. The increase in interest expense for the three months ended August 31, 2015 is attributable to the issuance of convertible notes which are described in NOTE 15—Convertible Notes to our Consolidated Financial Statements.

Other income (expense), net

Other income (expense), net decreased by $1.1 million, for the three months ended August 31, 2015 as compared to the three months ended August 31, 2014. The decrease is primarily due to losses recognized during the three months ended August 31, 2015 on non-marketable, cost-basis investments in equity securities.

Income taxes

During the three months ended August 31, 2015, we recorded $21.0 million of income tax expense, which is based on an estimated annual effective tax rate of 29%. Our estimated annual effective tax rate of 29% is less than the U.S. federal statutory rate of 35% primarily due to foreign income taxed at lower rates, state income taxes net of federal benefits and the domestic production activities deduction.

During the three months ended August 31, 2014, we recorded $19.1 million of income tax expense, which was based on a then estimated annual effective tax rate of 29%. Our estimated annual effective tax rate of 29% is less than the U.S. federal statutory rate of 35% primarily due to foreign income taxed at lower rates.

Six months ended August 31, 2015 and August 31, 2014

The following table is a summary of our results of operations for the six months ended August 31, 2015 and August 31, 2014 (in thousands):

	Six Months Ended (Unaudited)
	August 31, 2015	August 31, 2014	$ Change	% Change
Revenue:
Subscriptions	$866,319	$761,462	$104,857	13.8%
Training and services	118,830	108,191	10,639	9.8

Total subscription and training and services revenue	985,149	869,653	115,496	13.3

Cost of subscription and training and services revenue:
Cost of subscriptions	60,843	55,551	5,292	9.5
As a % of subscription revenue	7.0%	7.3%
Cost of training and services	86,519	76,066	10,453	13.7
As a % of training and services revenue	72.8%	70.3%

Total cost of subscription and training and services revenue	147,362	131,617	15,745	12.0
As a % of total revenue	15.0%	15.1%

Total gross profit	837,787	738,036	99,751	13.5

Operating expense:
Sales and marketing	403,973	351,358	52,615	15.0
Research and development	199,919	185,204	14,715	7.9
General and administrative	86,496	86,284	212	0.2

Total operating expense	690,388	622,846	67,542	10.8

Income from operations	147,399	115,190	32,209	28.0
Interest income	5,611	3,852	1,759	45.7
Interest expense	11,448	150	11,298	7,532.0
Other income (expense), net	(1,448)	218	(1,666)	(764.2)

Income before provision for income taxes	140,114	119,110	21,004	17.6
Provision for income taxes	40,633	34,542	6,091	17.6

Net income	$99,481	$84,568	$14,913	17.6%

Gross profit margin-subscriptions	93.0%	92.7%
Gross profit margin-training and services	27.2%	29.7%
Gross profit margin	85.0%	84.9%
As a % of total revenue:
Subscription revenue	87.9%	87.6%
Training and services revenue	12.1%	12.4%
Sales and marketing expense	41.0%	40.4%
Research and development expense	20.3%	21.3%
General and administrative expense	8.8%	9.9%
Total operating expenses	70.1%	71.6%
Income from operations	15.0%	13.2%
Income before provision for income taxes	14.2%	13.7%
Net income	10.1%	9.7%
Estimated annual effective income tax rate	29.0%	29.0%

Revenue

Subscription revenue

Subscription revenue increased by 13.8%, or $104.9 million, to $866.3 million for the six months ended August 31, 2015 from $761.5 million for the six months ended August 31, 2014.

Revenue derived from the sale of subscriptions supporting our Infrastructure-related offerings increased by 10.1%, or $65.6 million, to $716.7 million for the six months ended August 31, 2015 from $651.0 million for the six months ended August 31, 2014 and includes a favorable revenue adjustment of $5.3 million related to cloud-usage revenues through our CCSP program, as described further in NOTE 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements. The remaining increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion and the continued migration of customers to our open source Linux platform from proprietary operating systems.

Revenue derived from the sale of subscriptions supporting our Application development-related and other emerging technology offerings increased by 35.5%, or $39.2 million, to $149.7 million for the six months ended August 31, 2015 from $110.4 million for the six months ended August 31, 2014. The increase is primarily due to additional subscriptions for Red Hat JBoss Middleware offerings.

Training and services revenue

Total training and services revenue increased by 9.8%, or $10.6 million, to $118.8 million for the six months ended August 31, 2015 from $108.2 million for the six months ended August 31, 2014. The increase is primarily due to services revenue which increased by 11.7%, or $9.5 million, as a result of an increase in consulting engagements driven by increased demand for our open source solutions. Training revenue increased by 4.3%, or $1.2 million, due to increased training related to OpenStack. Combined training and services revenue decreased slightly as a percentage of total revenue to 12.1% for the six months ended August 31, 2015 from 12.4% for the six months ended August 31, 2014.

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue increased by 9.5%, or $5.3 million, to $60.8 million for the six months ended August 31, 2015 from $55.6 million for the six months ended August 31, 2014. The increase is primarily due to the expansion of our technical staff in order to meet the demands of our growing subscriber base for support, security updates and fixes, and includes additional compensation of $4.3 million. The remaining increase is driven primarily by incremental travel and outside services costs of $0.6 million. Gross profit margin on subscriptions was 93.0% and 92.7%, respectively, for each of the six months ended August 31, 2015 and August 31, 2014. Excluding the favorable revenue adjustment of $5.3 million related to cloud-usage revenue, gross profit margin on subscriptions for the six months ended May 31, 2015 was 92.9%.

Cost of training and services revenue

Cost of training and services revenue increased by 13.7%, or $10.5 million, to $86.5 million for the six months ended August 31, 2015 from $76.1 million for the six months ended August 31, 2014. Costs to deliver our services revenue increased by 16.3%, or $10.0 million, and relate to additional third-party consulting costs incurred to meet a surge in demand and and additional employee compensation and travel associated with additions to our emerging technologies staff. Total costs to deliver training and services as a percentage of training and services revenue was 72.8% and 70.3% for each of the three month periods ended August 31, 2015 and August 31, 2014, respectively.

Gross profit

Excluding the favorable revenue adjustment of $5.3 million described previously, gross profit margin increased slightly to 85.0% for the six months ended August 31, 2015 from 84.9% for the six months ended August 31, 2014. The increase was due to a favorable mix shift as subscription revenue increased relative to services and was partially offset by increased costs to deliver our services due to additions to our emerging technologies staff.

Operating expenses

Sales and marketing

Sales and marketing expense increased by 15.0%, or $52.6 million, to $404.0 million for the six months ended August 31, 2015 from $351.4 million for the six months ended August 31, 2014. This increase was partially due to a $36.0 million increase in selling costs, which includes $31.1 million of additional employee compensation expense attributable to the expansion of our sales force from the prior year. The remaining increase relates to marketing costs, which grew 20.1%, or $16.7 million, for the six months ended August 31, 2015 as compared to the six months ended August 31, 2014 and includes incremental employee compensation and marketing program costs of $7.8 million and $8.4 million, respectively. Primarily as a result of expanded sales and marketing staffing, sales and marketing expense increased as a percentage of revenue to 41.0% for the six months ended August 31, 2015 from 40.4% for the six months ended August 31, 2014.

Research and development

Research and development expense increased by 7.9%, or $14.7 million, to $199.9 million for the six months ended August 31, 2015 from $185.2 million for the six months ended August 31, 2014. The increase in research and development costs primarily resulted from the expansion of our engineering group as a result of both direct hires and business combinations as we continue investing in cloud management and our other emerging technologies. Employee compensation increased by $14.2 million and travel costs increased by $0.9 million and were partially offset by a reduction in outside services costs of $0.2 million. Research and development expense was 20.3% and 21.3% of total revenue for the six months ended August 31, 2015 and August 31, 2014, respectively.

General and administrative

General and administrative expense increased by 0.2%, or $0.2 million, to $86.5 million for the six months ended August 31, 2015 from $86.3 million for the six months ended August 31, 2014. General and administrative expense decreased as a percentage of revenue to 8.8% for the six months ended August 31, 2015 from 9.9% for the six months ended August 31, 2014. We expect general and administrative costs to decrease as a percentage of total revenue as we continue to realize and leverage benefits from investments made during the prior fiscal year in process and technology infrastructure enhancements to support our corporate functions.

Interest income

Interest income increased by 45.7%, or $1.8 million, for the six months ended August 31, 2015 as compared to the six months ended August 31, 2014. The increase in interest income for the six months ended August 31, 2015 is attributable to yields earned on larger cash and investment balances.

Interest expense

Interest expense increased by $11.3 million, for the six months ended August 31, 2015 as compared to the six months ended August 31, 2014. The increase in interest expense for the six months ended August 31, 2015 is attributable to the issuance of convertible notes which are described in NOTE 15—Convertible Notes to our Consolidated Financial Statements.

Other income (expense), net

Other income (expense), net decreased by $1.7 million, for the six months ended August 31, 2015 as compared to the six months ended August 31, 2014. The decrease is primarily due to net gains realized on the sale of investments in equity securities during the six months ended August 31, 2014 not repeated during the six months ended August 31, 2015.

Income taxes

During the six months ended August 31, 2015, we recorded $40.6 million of income tax expense, which is based on an estimated annual effective tax rate of 29%. Our estimated annual effective tax rate of 29% is less than the U.S. federal statutory rate of 35% primarily due to foreign income taxed at lower rates, state income taxes net of federal benefits and the domestic production activities deduction.

During the six months ended August 31, 2014, we recorded $34.5 million of income tax expense, which was based on a then estimated annual effective tax rate of 29%. Our estimated annual effective tax rate of 29% is less than the U.S. federal statutory rate of 35% primarily due to foreign income taxed at lower rates.

LIQUIDITY AND CAPITAL RESOURCES

We derive our liquidity and operating capital primarily from cash flows from operations. Historically, we also received cash from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and follow-on public offerings, and the issuance of convertible notes, including our recent issuance of convertible notes with par value totaling $805.0 million described previously in Overview—Convertible note offering and in detail in NOTE 15—Convertible Notes to our Consolidated Financial Statements. At August 31, 2015, we had total cash and investments of $2.0 billion, which was comprised of $991.6 million in cash and cash equivalents, $180.8 million of short-term, available-for-sale, fixed-income investments and $823.4 million of long-term, available-for-sale fixed-income investments. This compares to total cash and investments of $1.81 billion at February 28, 2015.

With $991.6 million in cash and cash equivalents on hand, we believe our cash and cash equivalent balances, together with our ability to generate additional cash from operations, should be sufficient to satisfy our cash requirements for the next twelve months and for the foreseeable future. However, we may take advantage of favorable capital market conditions that may arise from time to time to raise additional capital. We presently do not intend to liquidate our short- and long-term investments in debt securities prior to their scheduled maturity dates. However, in the event that we liquidate these investments prior to their scheduled maturities and there are adverse changes in market interest rates or the overall economic environment, we could be required to recognize a realized loss on those investments when we liquidate those investments. At August 31, 2015, net accumulated unrealized losses on our available-for-sale debt securities totaled $0.6 million, versus accumulated unrealized gains of $0.2 million as of February 28, 2015.

Six months ended August 31, 2015

Cash flows—overview

At August 31, 2015, cash and cash equivalents totaled $991.6 million, a decrease of $55.9 million as compared to February 28, 2015. The decrease in cash and cash equivalents for the six months ended August 31, 2015 is primarily the result of net purchases of available-for-sale debt securities of $249.6 million, the repurchase of 894,915 shares of our common stock for $70.1 million and payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to share awards vesting of $32.9 million. Partially offsetting cash used in investing and financing activities was cash provided by operations which generated $329.0 million for the six months ended August 31, 2015.

Cash flows from operations

Cash provided by operations of $329.0 million during the six months ended August 31, 2015 includes net income of $99.5 million, adjustments to exclude the impact of non-cash revenues and expenses, which totaled a $130.3 million net source of cash, and changes in operating assets and liabilities, which totaled a $99.3 million net source of cash. Cash provided by changes in operating assets and liabilities for the six months ended August 31, 2015 was primarily the result of collections on our prior quarters’ billings which generated operating cash flow of $161.5 million. These collections were partially offset by a reduction in deferred revenue of $56.6 million for the six months ended August 31, 2015, which corresponds to our typical, seasonal first and second quarter reduction in billings and the timing of disbursements settlement which decreased accounts payable and accrued expenses by $17.9 million.

Cash flows from investing

Cash used in investing activities of $281.5 million for the six months ended August 31, 2015 includes net purchases of available-for-sale debt securities of $249.6 million and investments in property and equipment of $21.0 million, primarily related to information technology infrastructure and leasehold improvements. Investments in other intangible assets, primarily patents, totaled $6.0 million during the six months ended August 31, 2015.

Cash flows from financing

Cash used in financing activities of $91.9 million for the six months ended August 31, 2015 includes $70.1 million to repurchase 894,915 shares of our common stock and payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to restricted share awards vesting during the six months ended August 31, 2015 of $32.9 million. Partially offsetting financing activities using cash were proceeds from excess tax benefits related to share-based employee compensation, which totaled $9.2 million and proceeds from employees’ exercise of common stock options, which totaled $2.6 million. Payments on other borrowings totaled $0.7 million for the six months ended August 31, 2015.

Investments in debt securities

Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. At August 31, 2015 and February 28, 2015, the vast majority of our investments were priced with the assistance of pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the securities’ market values, including broker quotes or model valuations. Independent price verifications of all of our holdings are performed by the pricing vendors, which we review. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

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

We have utilized, and will continue from time to time to utilize, cash and investments to fund, among other potential uses, purchases of our common stock, purchases of fixed assets, purchases of intangible assets (primarily patents) and mergers and acquisitions. Given our historically strong operating cash flow and the $2.0 billion of cash and investments held at August 31, 2015, we believe our cash and cash equivalent balances, together with our ability to generate additional cash from operations, should be sufficient to satisfy our cash requirements for the next twelve months and for the foreseeable future. However, we may take advantage of favorable capital market conditions that may arise from time to time to raise additional capital.

We believe that cash flows from operations will continue to increase; however, there can be no assurances that we will increase our cash flows from operations from the current rate or that such cash flows will be adequate to fund other investments or acquisitions that we may choose to make or that cash may be located in or generated in the appropriate geographic regions where we can effectively use such cash. We may choose to accelerate the expansion of our business from our current plans, which may require us to raise additional funds through the sale of equity or debt securities or through other financing means. There can be no assurances that any such financing would occur in amounts or on terms favorable to us, if at all.

As of August 31, 2015, our cash, cash equivalents and available-for-sale investment securities totaled $2.0 billion, of which $771.4 million was held outside the U.S. Our intent is to reinvest the earnings of foreign subsidiaries indefinitely outside the U.S. to fund both organic growth and acquisitions. From time to time, however, we may remit a portion of these earnings to the extent it is economically prudent. For further discussion related to geographic segments, see NOTE 11—Segment Reporting to our Consolidated Financial Statements.

With $1.22 billion, or 61.3%, of our available cash, cash equivalents and available-for-sale investments held within the U.S. as of August 31, 2015, we do not anticipate a need to repatriate any foreign earnings for the foreseeable future. However, if cash held outside the U.S. were needed to fund our U.S. operations, under current tax law we would be subject to additional taxes on the portion related to repatriated earnings of our foreign subsidiaries. As of February 28, 2015, cumulative undistributed foreign earnings totaled $420.0 million. For further discussion, see NOTE 11—Income Taxes to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended February 28, 2015.

Off-balance sheet arrangements

As of August 31, 2015 and February 28, 2015, we have no off-balance sheet financing arrangements and do not utilize any “structured debt”, “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency exchange rate fluctuations and changes in the market value of our investments.

Interest rate risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of short-term and long-term investments in a variety of available-for-sale fixed and floating rate debt securities, including both government and corporate obligations and money market funds. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income related to these securities may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or perceived credit risk related to the securities’ issuers. A hypothetical one-half percentage point change in interest rates, assuming a parallel shift of all interest rates, would result in an approximate $0.5 million change in annual interest income derived from investments in our portfolio as of August 31, 2015. For further discussion related to our investments as of August 31, 2015 and February 28, 2015, see NOTE 6—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.

Investment risk

The fair market value of our available-for-sale investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $19.5 million decrease in the fair value of our available-for-sale investment securities as of August 31, 2015. For further discussion related to our investments as of August 31, 2015 and February 28, 2015, see NOTE 6—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.

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

Accounts receivable

As of August 31, 2015, one customer accounted for approximately 11% of our total accounts receivable. No individual customer accounted for 10% or more of our total accounts receivable as of February 28, 2015.

Foreign currency risk

Approximately 40.4% of our revenue for the three months ended August 31, 2015 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component of net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency statements results in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decreases if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from the second quarter of our prior fiscal year ended February 28, 2015, our revenue and operating expenses from non-U.S. operations for the three months ended August 31, 2015 would have been higher than we reported by approximately $36.8 million and $25.8 million, respectively, which would have resulted in income from operations being higher by $11.0 million.

Using the average foreign currency exchange rates for the six months ended August 31, 2014, our revenue and operating expenses from non-U.S. operations for the six months ended August 31, 2015 would have been higher than we reported by approximately $73.1 million and $53.4 million, respectively, which would have resulted in income from operations being higher by $19.7 million.

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

The aggregate notional amount of outstanding forward contracts at August 31, 2015 was $35.9 million. The fair value of these outstanding contracts at August 31, 2015 was a gross $0.3 million asset and a gross $0.1 million liability, and is recorded in Other current assets and Accounts payable and accrued expenses, respectively, on our Consolidated Balance Sheets. The forward contracts generally expire within three months of the period ended August 31, 2015. The forward contracts will settle in Australian dollars, Euros, Japanese yen, Norwegian krona, Singapore dollars, Swedish krona, Swiss francs and U.S. dollars.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, which is effective for us as of the first quarter of the fiscal year ending February 28, 2019. We are evaluating the impact that the implementation of this standard will have on our consolidated financial statements.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below sets forth information regarding the Company’s purchases of its common stock during its second fiscal quarter ended August 31, 2015:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
June 1, 2015—June 30, 2015	—	$—	—	$500.0 million
July 1, 2015—July 31, 2015	797,487	$78.40	701,443	$445.2 million
August 1, 2015—August 31, 2015	193,472	$79.11	193,472	$429.9 million

Total	990,959		894,915

(1)	During the three months ended August 31, 2015, the Company withheld an aggregate of 96,044 shares of its common stock (with a weighted average share price of $80.44) from employees to satisfy minimum tax withholding obligations relating to the vesting of share awards. These shares were not withheld pursuant to the program described in Note (2) below.
(2)	On March 25, 2015, the Company announced that its Board of Directors has authorized the repurchase of up to $500.0 million of Red Hat’s common stock from time to time on the open market or in privately negotiated transactions. The program commenced on April 1, 2015, and will expire on the earlier of (i) March 31, 2017, or (ii) a determination by the Board, Chief Executive Officer or Chief Financial Officer to discontinue the program.

ITEM 6.	EXHIBITS

(a) List of Exhibits

Exhibit No.	Exhibit

3.1	Amended and Restated By-Laws of Red Hat, Inc.

10.1*	Letter Agreement dated June 17, 2015, between Red Hat, Inc. and Frank A. Calderoni

10.2*	Bonus Agreement dated June 21, 2015, between Red Hat, Inc. and Frank A. Calderoni

10.3+*	Letter Agreement dated July 24, 2015, between Red Hat, Inc. and Charles E. Peters, Jr. (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2015 (File no. 001-33162))

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the registrant’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+	Previously filed.
*	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

Date: October 7, 2015	By:	/S/ JAMES M. WHITEHURST
James M. Whitehurst President and Chief Executive Officer (Duly Authorized Officer on Behalf of the Registrant)

RED HAT, INC.

Date: October 7, 2015	By:	/S/ FRANK A. CALDERONI
Frank A. Calderoni Executive Vice President, Operations and Chief Financial Officer (Principal Financial Officer)