Form 10-Q
period 2015-11-30
RED HAT INC
filed 2016-01-08
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

As of December 31, 2015, there were 182,625,154 shares of common stock outstanding.

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

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands—except share and per share amounts)

	November 30, 2015 (Unaudited)	February 28, 2015(1)
ASSETS
Current assets:
Cash and cash equivalents	$942,037	$1,047,473
Investments in debt securities, short-term	193,993	215,254
Accounts receivable, net of allowances for doubtful accounts of $2,224 and $2,247, respectively	396,545	468,021
Deferred tax assets, net	104,869	86,796
Prepaid expenses	135,402	150,715
Other current assets	1,095	1,980

Total current assets	$1,773,941	$1,970,239
Property and equipment, net of accumulated depreciation and amortization of $196,270 and $190,114, respectively	161,015	172,151
Goodwill	1,013,202	927,060
Identifiable intangibles, net	164,134	134,276
Investments in debt securities, long-term	735,426	546,016
Other assets, net	51,487	53,243

Total assets	$3,899,205	$3,802,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$229,059	$237,733
Deferred revenue	1,080,572	1,095,115
Other current obligations	1,903	1,844

Total current liabilities	$1,311,534	$1,334,692
Long-term deferred revenue	406,562	387,213
Convertible notes	729,285	715,402
Other long-term obligations	107,031	77,340
Commitments and contingencies (NOTES 12 and 13)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 234,735,200 and 233,061,964 shares issued, and 182,619,038 and 183,551,078 shares outstanding at November 30, 2015 and February 28, 2015, respectively	23	23
Additional paid-in capital	2,119,426	1,963,851
Retained earnings	1,046,702	900,373
Treasury stock at cost, 52,116,162 and 49,510,886 shares at November 30, 2015 and February 28, 2015, respectively	(1,738,752)	(1,515,288)
Accumulated other comprehensive loss	(82,606)	(60,621)

Total stockholders’ equity	$1,344,793	$1,288,338

Total liabilities and stockholders’ equity	$3,899,205	$3,802,985

(1)	Derived from audited financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands—except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014
Revenue:
Subscriptions	$457,488	$394,699	$1,323,807	$1,156,161
Training and services	66,092	61,196	184,921	169,387

Total subscription and training and services revenue	523,580	455,895	1,508,728	1,325,548

Cost of subscription and training and services revenue:
Cost of subscriptions	32,246	28,574	93,088	84,125
Cost of training and services	48,802	42,791	135,321	118,857

Total cost of subscription and training and services revenue	81,048	71,365	228,409	202,982

Gross profit	442,532	384,530	1,280,319	1,122,566

Operating expense:
Sales and marketing	215,784	187,218	619,757	538,576
Research and development	104,906	90,613	304,824	275,817
General and administrative	52,965	39,502	139,462	125,786

Total operating expense	373,655	317,333	1,064,043	940,179

Income from operations	68,877	67,197	216,276	182,387
Interest income	2,874	2,196	8,484	6,048
Interest expense	5,817	3,441	17,265	3,591
Other income (expense), net	49	1,559	(1,398)	1,777

Income before provision for income taxes	65,983	67,511	206,097	186,621
Provision for income taxes	19,135	19,578	59,768	54,120

Net income	$46,848	$47,933	$146,329	$132,501

Basic net income per common share	$0.26	$0.26	$0.80	$0.71

Diluted net income per common share	$0.25	$0.26	$0.78	$0.70

Weighted average shares outstanding
Basic	182,850	185,039	183,054	187,533
Diluted	186,094	187,674	186,414	190,081

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014
Net income	$46,848	$47,933	$146,329	$132,501
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(17,338)	(16,013)	(20,344)	(27,765)
Available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities during the period	149	399	(2,395)	567
Reclassification for (gain) loss realized on available-for-sale securities, reported in Other income (expense), net	(7)	(1)	(4)	(151)
Tax benefit (expense)	39	(140)	758	28

Net change in available-for-sale securities (net of tax)	181	258	(1,641)	444

Total other comprehensive loss	(17,157)	(15,755)	(21,985)	(27,321)

Comprehensive income	$29,691	$32,178	$124,344	$105,180

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014
Cash flows from operating activities:
Net income	$46,848	$47,933	$146,329	$132,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,858	18,651	56,944	57,114
Amortization of debt discount and transaction costs	5,279	3,085	15,697	3,085
Share-based compensation expense	43,407	33,623	120,466	98,942
Deferred income taxes	5,841	(780)	3,912	3,125
Net amortization of bond premium on debt securities available for sale	3,055	2,407	8,791	6,965
Other	853	(175)	2,761	(527)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(96,964)	(75,917)	64,515	2,314
Prepaid expenses	(9,032)	(5,922)	3,618	(13,502)
Accounts payable and accrued expenses	21,886	26,254	3,954	56,175
Deferred revenue	96,664	83,912	40,085	57,955
Other	1,908	(83)	1,567	1,264

Net cash provided by operating activities	139,603	132,988	468,639	405,411

Cash flows from investing activities:
Purchase of investment in debt securities available for sale	(180,744)	(141,928)	(783,568)	(461,069)
Proceeds from sales and maturities of investment in debt securities available for sale	235,931	93,578	589,131	503,110
Acquisition of businesses, net of cash acquired	(125,011)	(78,317)	(126,711)	(296,121)
Purchase of other intangible assets	(2,097)	(2,160)	(8,094)	(3,911)
Purchase of property and equipment	(8,486)	(12,201)	(29,458)	(35,085)
Other	(90)	482	(3,249)	2,917

Net cash used in investing activities	(80,497)	(140,546)	(361,949)	(290,159)

Cash flows from financing activities:
Excess tax benefits from share-based payment arrangements	8,756	3,488	17,987	4,897
Proceeds from exercise of common stock options	723	465	3,312	1,154
Payments related to net settlement of share-based compensation awards	(27,879)	(21,754)	(60,816)	(39,314)
Purchase of treasury stock	(78,172)	(375,000)	(148,251)	(535,062)
Proceeds from issuance of convertible notes, net of issuance costs	—	790,394	—	790,394
Purchase of convertible note hedges	—	(148,040)	—	(148,040)
Proceeds from issuance of warrants	—	79,776	—	79,776
Payments on other borrowings	(615)	(402)	(1,352)	(2,392)

Net cash provided by (used in) financing activities	(97,187)	328,927	(189,120)	151,413

Effect of foreign currency exchange rates on cash and cash equivalents	(11,489)	(22,761)	(23,006)	(29,418)

Net increase (decrease) in cash and cash equivalents	(49,570)	298,608	(105,436)	237,247
Cash and cash equivalents at beginning of the period	991,607	585,381	1,047,473	646,742

Cash and cash equivalents at end of the period	$942,037	$883,989	$942,037	$883,989

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

NOTE 2—Summary of Significant Accounting Policies

Basis of presentation

The unaudited interim consolidated financial statements as of and for the three and nine months ended November 30, 2015 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement of the consolidated balance sheets, consolidated operating results, consolidated other comprehensive income and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended November 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending February 29, 2016. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting. These unaudited financial statements should be read in conjunction with the Company’s Consolidated Financial Statements, including notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015. Other than the transition to estimating certain cloud-usage revenue described below, there have been no changes to the Company’s significant accounting policies from those described in NOTE 2—Summary of Significant Accounting Policies to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015. These unaudited financial statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K.

The Company derives a portion of its revenue from Certified Cloud and Service Providers (“CCSPs”) that provide public clouds with and allow users to consume computing resources as a service. The Company earns

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

revenue based on subscription units consumed by the CCSP or its end users. These cloud-usage services began expanding significantly in fiscal 2013 and have continued to grow.

For periods prior to March 1, 2015, the Company recognized cloud-usage revenue upon receipt of usage reports from the CCSPs, which typically report fees owed to the Company one month or more after the fees have been earned. Effective March 1, 2015, the Company believes that it now has sufficient historical data and experience to estimate this cloud-usage revenue and has begun estimating the amount of and recognizing such revenue in the period earned. The estimates are based on the historical cloud-usage data available. As a result of the Company’s transition to estimating cloud-usage revenue, the Company’s subscription revenues and pre-tax income for the nine months ended November 30, 2015 include an additional, favorable adjustment of $5.3 million.

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

Recent accounting pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 removes the requirement that deferred tax assets and liabilities be classified as either current or noncurrent in a classified statement of financial position and instead considers deferred tax assets and liabilities to be classified as noncurrent. This guidance is effective for the Company as of the first quarter of the fiscal year ending February 28, 2018. The Company does not believe that this updated standard will have a material impact on its consolidated financial statements.

In September 2015, the FASB issued Accounting Standards Update 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). The FASB issued ASU 2015-16 to simplify US GAAP to require that the acquirer record, in the same period’s financial statements, the effect of changes to provisional, measurement period amounts calculated as if the accounting had been completed at the acquisition date and disclose the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for the Company as of the first quarter of the fiscal year ending February 28, 2017. The Company does not believe that this updated standard will have a material impact on its consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The FASB issued

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NOTE 3—Changes in Equity

The following table summarizes the changes in the Company’s stockholders’ equity during the three months ended November 30, 2015 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at August 31, 2015	$23	$2,094,202	$999,854	$(1,660,580)	$(65,449)	$1,368,050
Net income	—	—	46,848	—	—	46,848
Other comprehensive income (loss), net of tax	—	—	—	—	(17,157)	(17,157)
Exercise of common stock options	—	723	—	—	—	723
Common stock repurchase (see NOTE 10)	—	—	—	(78,172)	—	(78,172)
Share-based compensation expense	—	43,407	—	—	—	43,407
Assumed employee share-based awards from a business combination	—	505	—	—	—	505
Tax benefits related to share-based awards	—	8,468	—	—	—	8,468
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(27,879)	—	—	—	(27,879)

Balance at November 30, 2015	$23	$2,119,426	$1,046,702	$(1,738,752)	$(82,606)	$1,344,793

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the changes in the Company’s stockholders’ equity during the three months ended November 30, 2014 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at August 31, 2014	$23	$1,942,659	$804,740	$(1,216,741)	$(16,025)	$1,514,656
Net income	—	—	47,933	—	—	47,933
Other comprehensive income (loss), net of tax	—	—	—	—	(15,755)	(15,755)
Exercise of common stock options	—	465	—	—	—	465
Common stock repurchase	—	(75,000)	—	(300,000)	—	(375,000)
Share-based compensation expense	—	33,623	—	—	—	33,623
Tax benefits related to share-based awards	—	2,978	—	—	—	2,978
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(21,754)	—	—	—	(21,754)
Equity component of convertible notes	—	96,890	—	—	—	96,890
Equity component of convertible notes issuance cost	—	(1,833)	—	—	—	(1,833)
Purchase of convertible note hedges	—	(148,040)	—	—	—	(148,040)
Proceeds from issuance of warrants	—	79,776	—	—	—	79,776
Deferred taxes related to convertible notes	—	19,868	—	—	—	19,868
Other adjustments	—	(1,453)	—	1,453	—	—

Balance at November 30, 2014	$23	$1,928,179	$852,673	$(1,515,288)	$(31,780)	$1,233,807

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the changes in the Company’s stockholders’ equity during the nine months ended November 30, 2015 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at February 28 , 2015	$23	$1,963,851	$900,373	$(1,515,288)	$(60,621)	$1,288,338
Net income	—	—	146,329	—	—	146,329
Other comprehensive income (loss), net of tax	—	—	—	—	(21,985)	(21,985)
Exercise of common stock options	—	3,312	—	—	—	3,312
Common stock repurchase (see NOTE 10)	—	75,000	—	(223,251)	—	(148,251)
Share-based compensation expense	—	120,466	—	—	—	120,466
Assumed employee share-based awards from a business combination	—	505	—	—	—	505
Tax benefits related to share-based awards	—	16,895	—	—	—	16,895
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(60,816)	—	—	—	(60,816)
Other adjustments	—	213	—	(213)	—	—

Balance at November 30, 2015	$23	$2,119,426	$1,046,702	$(1,738,752)	$(82,606)	$1,344,793

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the changes in the Company’s stockholders’ equity during the nine months ended November 30, 2014 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at February 28, 2014	$23	$1,891,848	$720,172	$(1,056,419)	$(4,459)	$1,551,165
Net income	—	—	132,501	—	—	132,501
Other comprehensive income (loss), net of tax	—	—	—	—	(27,321)	(27,321)
Exercise of common stock options	—	1,154	—	—	—	1,154
Common stock repurchase	—	(75,000)	—	(460,062)	—	(535,062)
Share-based compensation expense	—	98,942	—	—	—	98,942
Assumed employee share-based awards from a business combination	—	895	—	—	—	895
Tax benefits related to share-based awards	—	4,186	—	—	—	4,186
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(39,314)	—	—	—	(39,314)
Equity component of convertible notes	—	96,890	—	—	—	96,890
Equity component of convertible notes issuance cost	—	(1,833)	—	—	—	(1,833)
Purchase of convertible note hedges	—	(148,040)	—	—	—	(148,040)
Proceeds from issuance of warrants	—	79,776	—	—	—	79,776
Deferred taxes related to convertible notes	—	19,868	—	—	—	19,868
Other adjustments	—	(1,193)	—	1,193	—	—

Balance at November 30, 2014	$23	$1,928,179	$852,673	$(1,515,288)	$(31,780)	$1,233,807

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Accumulated other comprehensive loss

The following is a summary of accumulated other comprehensive loss as of November 30, 2015 and February 28, 2015 (in thousands):

	As of November 30, 2015	As of February 28, 2015
Accumulated loss from foreign currency translation adjustment	$(81,330)	$(60,986)
Accumulated unrealized gain (loss), net of tax, on available-for-sale securities	(1,276)	365

Accumulated other comprehensive loss	$(82,606)	$(60,621)

NOTE 4—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of trademarks, copyrights and patents, purchased technologies, customer and reseller relationships and covenants not to compete which are amortized over the estimated useful life, generally on a straight-line basis with the exception of customer and reseller relationships which are generally amortized over the related asset’s pattern of economic benefit or on a straight-line basis if a straight-line basis results in a greater amount of amortization for the period reported. Useful lives range from three to ten years. As of November 30, 2015 and February 28, 2015, trademarks with an indefinite estimated useful life totaled $13.9 million and $11.3 million, respectively.

The following is a summary of identifiable intangible assets (in thousands):

	As of November 30, 2015			As of February 28, 2015
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$127,003	$(47,616)	$79,387	$117,020	$(42,630)	$74,390
Purchased technologies	98,174	(68,835)	29,339	81,482	(63,618)	17,864
Customer and reseller relationships	122,944	(78,326)	44,618	104,084	(71,512)	32,572
Covenants not to compete	14,469	(9,071)	5,398	10,683	(7,657)	3,026
Other intangible assets	8,833	(3,441)	5,392	8,833	(2,409)	6,424

Total identifiable intangible assets	$371,423	$(207,289)	$164,134	$322,102	$(187,826)	$134,276

Amortization expense associated with identifiable intangible assets recognized in the Company’s Consolidated Financial Statements for the three and nine months ended November 30, 2015 and November 30, 2014 is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014
Cost of revenue	$3,444	$3,339	$9,323	$9,129
Sales and marketing	2,330	1,959	6,345	5,533
Research and development	312	250	854	2,167
General and administrative	1,238	1,438	3,450	4,474

Total amortization expense	$7,324	$6,986	$19,972	$21,303

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 5—Income Taxes

Income Tax Expense

The following table summarizes the Company’s tax provision for the three and nine months ended November 30, 2015 and November 30, 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014
Income before provision for income taxes	$65,983	$67,511	$206,097	$186,621
Estimated annual effective tax rate	29%	29%	29%	29%

Provision for income taxes	$19,135	$19,578	$59,768	$54,120

For the three and nine months ended November 30, 2015, the Company’s estimated annual effective tax rate of 29% differed from the U.S. federal statutory rate of 35% principally due to foreign income taxed at lower rates, state income taxes net of federal benefits and the domestic production activities deduction. For the three and nine months ended November 30, 2014, the Company’s then-estimated annual effective tax rate of 29% differed from the U.S. federal statutory rate of 35%, principally due to foreign income taxed at lower rates.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at November 30, 2015 (in thousands):

	As of November 30, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$261,399	$261,399	$—	$—
Available-for-sale securities (1):
U.S. agency securities	263,673	—	263,673	—
Corporate securities	658,628	—	658,628	—
Foreign government securities	7,118	—	7,118	—
Foreign currency derivatives (2)	58	—	58	—
Liabilities:
Foreign currency derivatives (3)	(424)	—	(424)	—

Total	$1,190,452	$261,399	$929,053	$—

(1)	Included in Cash and cash equivalents, Investments in debt securities, short-term or Investments in debt securities, long-term in the Company’s Consolidated Balance Sheet at November 30, 2015, in addition to $680.6 million of cash.
(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at November 30, 2015.
(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at November 30, 2015.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at February 28, 2015 (in thousands):

	As of February 28, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$369,926	$369,926	$—	$—
Interest-bearing deposits (1)	39	—	39	—
Available-for-sale securities (1):
Commercial paper	29,994	—	29,994	—
U.S. agency securities	276,287	—	276,287	—
Corporate securities	421,200	—	421,200	—
Foreign government securities	63,744	—	63,744	—
Foreign currency derivatives (2)	74	—	74	—
Liabilities:
Foreign currency derivatives (3)	(738)	—	(738)	—

Total	$1,160,526	$369,926	$790,600	$—

(1)	Included in Cash and cash equivalents, Investments in debt securities, short-term or Investments in debt securities, long-term in the Company’s Consolidated Balance Sheet at February 28, 2015, in addition to $647.6 million of cash.
(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at February 28, 2015.
(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at February 28, 2015.

The following table represents the Company’s investments measured at fair value as of November 30, 2015 (in thousands):

					Balance Sheet Classification
	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Cash and cash equivalents	Investments in debt securities, short-term	Investments in debt securities, long-term
		Gains	Losses (1)
Money markets	$261,399	$—	$—	$261,399	$261,399	$—	$—
U.S. agency securities	264,481	29	(837)	263,673	—	20,157	243,516
Corporate securities	660,035	766	(2,173)	658,628	—	166,718	491,910
Foreign government securities	7,115	3	—	7,118	—	7,118	—

Total	$1,193,030	$798	$(3,010)	$1,190,818	$261,399	$193,993	$735,426

(1)	As of November 30, 2015, there were $0.4 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows as of November 30, 2015 and for the three and nine months then ended (in thousands):

	As of November 30, 2015				Three Months Ended November 30, 2015	Nine Months Ended November 30, 2015
	Balance Sheet Location	Fair Value	Notional Value	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$58	$16,586	Other income (expense), net	$193	$1,465
Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	(424)	21,530	Other income (expense), net	(616)	(1,862)

TOTAL		$(366)	$38,116		$(423)	$(397)

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements for the three and nine months ended November 30, 2015 and November 30, 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014
Cost of revenue	$4,074	$3,915	$11,952	$10,458
Sales and marketing	17,192	15,866	49,386	39,794
Research and development	13,059	8,129	35,955	28,091
General and administrative	9,082	5,713	23,173	20,599

Total share-based compensation	$43,407	$33,623	$120,466	$98,942

Share-based compensation expense qualifying for capitalization was insignificant for each of the three and nine months ended November 30, 2015 and November 30, 2014. Accordingly, no share-based compensation expense was capitalized during the three and nine months ended November 30, 2015 and November 30, 2014.

Estimated annual forfeitures—An estimated forfeiture rate of 10.0% per annum, which approximates the Company’s historical rate, was applied to options and non-vested share units. Awards are adjusted to actual forfeiture rates at vesting. The Company reassesses its estimated forfeiture rate annually or when new information, including actual forfeitures, indicate a change is appropriate.

During the three and nine months ended November 30, 2015, the Company granted the following share-based awards:

	Three Months Ended		Nine Months Ended
	November 30, 2015		November 30, 2015
	Shares and Shares Underlying Awards	Weighted Average Per Share Fair Value	Shares and Shares Underlying Awards	Weighted Average Per Share Fair Value
Service-based shares and share units	916,163	$77.62	1,842,640	$76.58
Performance share units—target (1)	—	$—	370,478	$78.28
Performance share awards (2)	—	$—	154,705	$78.48
Assumed (3)	119,515	$58.22	119,515	$58.22

Total awards	1,035,678	$75.38	2,487,338	$76.07

(1)	Certain executives and senior management were awarded a target number of performance share units (“PSUs”). PSU grantees may earn up to 200% of the target number of PSUs. Half of the target number of PSUs can be earned by the grantees depending upon the Company’s financial performance measured against the financial performance of specified peer companies during a three-year performance period beginning on March 1, 2015. The remaining target number of PSUs can be earned by the grantees depending upon the Company’s total shareholder return performance measured against the total shareholder return performance of specified peer companies during a three-year period beginning on March 1, 2015.
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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following table reconciles the numerators and denominators of the earnings per share (“EPS”) calculation for the three and nine months ended November 30, 2015 and November 30, 2014 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014
Net income, basic and diluted	$46,848	$47,933	$146,329	$132,501

Weighted average common shares outstanding	182,850	185,039	183,054	187,533
Incremental shares attributable to assumed vesting or exercise of outstanding equity award shares	2,854	2,635	3,011	2,548
Dilutive effect of convertible notes	390	—	349	—

Diluted shares	186,094	187,674	186,414	190,081

Diluted net income per share	$0.25	$0.26	$0.78	$0.70

With respect to the Company’s convertible notes, the Company has the option to pay cash or deliver, as the case may be, either cash, shares of its common stock or a combination of cash and shares of its common stock for the aggregate amount due upon conversion of the convertible notes. The Company’s intent is to settle the principal amount of the convertible notes in cash upon conversion. As a result, upon conversion of the convertible notes, only the amounts payable in excess of the principal amounts of the convertible notes would be considered in diluted earnings per share under the treasury stock method. See NOTE 15—Convertible Notes to the Company’s Consolidated Financial Statements for detailed information on the convertible notes.

Warrants to purchase 10,965,630 shares of the Company’s common stock at $101.65 per share were outstanding during the three and nine months ended November 30, 2015 but were not included in the computation of diluted EPS because the warrants’ exercise price was greater than the average market price of the Company’s common stock during the related period.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following employee share awards were not included in the computation of diluted earnings per share because the aggregate value of proceeds considered received upon either exercise or vesting was greater than the average market price of the Company’s common stock during the related periods and the effect of including such share awards in the computation would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014
Number of shares considered anti-dilutive for calculating diluted EPS	19	39	160	151

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

As of November 30, 2015, the Company had repurchased 1,882,115 shares of its common stock for $148.3 million under this repurchase program.

As of November 30, 2015, the amount available under the program for the repurchase of the Company’s common stock was $351.7 million.

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

The Company initially accounted for the ASR Agreement as two separate transactions: (i) the 5,312,555 shares of common stock initially delivered to the Company were accounted for as a treasury stock transaction with $300.0 million, or 80 percent, of the $375.0 million upfront payment being recorded in Treasury stock in the Company’s Consolidated Balance Sheet at February 28, 2015 and (ii) the unsettled portion of the ASR Agreement of $75.0 million was recorded in Additional paid-in capital on the Company’s Consolidated Balance Sheet as of February 28, 2015. The $75.0 million representing the unsettled portion of the ASR originally recorded in Additional paid-in capital was reclassified upon settlement to Treasury stock during the nine months ended November 30, 2015.

The total number of shares of common stock the Company repurchased under the ASR Agreement was 6,032,656 shares with a weighted average share price of $62.16.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 11—Segment Reporting

The following summarizes revenue from unaffiliated customers and income (loss) from operations for the three and nine months ended November 30, 2015 and November 30, 2014 and total cash, cash equivalents and available-for-sale investment securities and total assets as of November 30, 2015 and November 30, 2014, by geographic segment (in thousands):

	Americas	EMEA	Asia Pacific	Corporate (1)	Consolidated

	Three Months Ended November 30, 2015
Revenue from unaffiliated customers	$342,368	$114,909	$66,303	$—	$523,580
Income (loss) from operations	$73,377	$23,824	$15,083	$(43,407)	$68,877

	Three Months Ended November 30, 2014
Revenue from unaffiliated customers	$290,525	$105,755	$59,615	$—	$455,895
Income (loss) from operations	$68,620	$19,805	$12,395	$(33,623)	$67,197

	Nine Months Ended November 30, 2015
Revenue from unaffiliated customers	$996,405	$320,836	$191,487	$—	$1,508,728
Income (loss) from operations	$222,851	$67,243	$46,648	$(120,466)	$216,276
Total cash, cash equivalents and available-for-sale investment securities	$1,162,302	$488,003	$221,151	$—	$1,871,456
Total assets	$2,787,555	$785,844	$325,806	$—	$3,899,205

	Nine Months Ended November 30, 2014
Revenue from unaffiliated customers	$838,757	$310,025	$176,766	$—	$1,325,548
Income (loss) from operations	$170,093	$70,056	$41,180	$(98,942)	$182,387
Total cash, cash equivalents and available-for-sale investment securities	$1,078,060	$383,972	$184,489	$—	$1,646,521
Total assets	$2,546,504	$717,611	$283,756	$—	$3,547,871

(1)	Amounts represent share-based compensation expense for each of the three and nine months ended November 30, 2015 and November 30, 2014, which was not allocated to geographic segments.

Supplemental information about geographic areas

The following table lists, for each of the three and nine months ended November 30, 2015 and November 30, 2014, revenue from unaffiliated customers in the United States, the Company’s country of domicile, and revenue from unaffiliated customers from foreign countries (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014
United States, the Company’s country of domicile	$306,762	$264,242	$894,872	$746,105
Foreign	216,818	191,653	613,856	579,443

Total revenue from unaffiliated customers	$523,580	$455,895	$1,508,728	$1,325,548

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Total tangible long-lived assets, net of accumulated depreciation, located in the United States, the Company’s country of domicile, and similar tangible long-lived assets, net of accumulated depreciation, held outside the United States are summarized in the following table as of November 30, 2015 and February 28, 2015 (in thousands):

	As of November 30, 2015	As of February 28, 2015
United States, the Company’s country of domicile	$123,196	$131,792
Foreign	37,819	40,359

Total tangible long-lived assets	$161,015	$172,151

Supplemental information about major customers

For each of the three and nine months ended November 30, 2015 and November 30, 2014, the U.S. government and its agencies represented approximately 10% of the Company’s total revenue.

Supplemental information about products and services

The following table, for each of the three and nine months ended November 30, 2015 and November 30, 2014, provides further detail, by type, of our subscription and services revenues. Infrastructure-related offerings subscription revenue includes subscription revenue generated from Red Hat Enterprise Linux and related technologies such as Red Hat Enterprise Virtualization. Subscription revenue generated from our Application development-related and other emerging technology offerings includes Red Hat JBoss Middleware, Red Hat Storage Technologies and Red Hat cloud offerings such as Red Hat Enterprise Linux OpenStack Platform and OpenShift by Red Hat (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014
Subscription revenue:
Infrastructure-related offerings	$373,091	$332,897	$1,089,758	$983,915
Application development-related and other emerging technology offerings	84,397	61,802	234,049	172,246

Total subscription revenue	457,488	394,699	1,323,807	1,156,161

Training and services revenue:
Consulting services	50,746	44,588	141,211	125,578
Training	15,346	16,608	43,710	43,809

Total training and services revenue	66,092	61,196	184,921	169,387

Total subscription and training and services revenue	$523,580	$455,895	$1,508,728	$1,325,548

NOTE 12—Commitments and Contingencies

Operating leases

As of November 30, 2015, the Company had leases of office space and certain equipment under various non-cancelable operating leases. Rent expense under operating leases for the three months ended November 30,

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2015 and November 30, 2014 was $8.1 million and $8.0 million, respectively. Rent expense under operating leases for the nine months ended November 30, 2015 and November 30, 2014 was $23.7 million and $23.0 million, respectively.

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

NOTE 14—Business Combinations

Acquisition of Ansible, Inc.

On October 15, 2015 the Company completed its acquisition of all of the shares of Ansible, Inc. (“Ansible”). Ansible is a provider of IT automation solutions that allows its users to manage applications across hybrid cloud environments. The acquisition is intended to augment the Company’s management portfolio and help customers deploy and manage applications across private and public clouds, speed service delivery through development/operations initiatives, streamline OpenStack installations and upgrades and accelerate container adoption by simplifying orchestration and configuration.

The consideration paid was $126.3 million and includes $125.5 million of cash. Based on management’s provisional assessment of the acquisition-date fair value of the assets acquired and liabilities assumed, the total consideration transferred of $126.3 million has been allocated to the Company’s assets and liabilities on a preliminary basis as follows: $91.9 million to goodwill, $42.4 million to identifiable intangible assets and $8.0 million to working capital as a net current liability.

The Company incurred approximately $3.8 million in transaction costs, including legal and accounting fees, relating to the acquisition. These transaction costs have been expensed as incurred and included in general and administrative expense on the Company’s Consolidated Statement of Operations for the three and nine months ended November 30, 2015.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Pro forma consolidated financial information

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three and nine months ended November 30, 2015 and November 30, 2014 (in thousands, except per share amounts) as if the acquisitions of Ansible, FeedHenry, eNovance and Inktank had closed on March 1, 2014, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisitions actually taken place at the beginning of the period.

	Three Months Ended		Nine Months Ended
	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014
Revenue	$524,360	$456,280	$1,511,556	$1,331,424
Net income	$44,635	$45,851	$138,634	$116,697
Basic net income per common share	$0.24	$0.25	$0.76	$0.62
Diluted net income per common share	$0.24	$0.24	$0.74	$0.61

Post-acquisition financial information

The following is a summary of the post-acquisition revenue, expenses and losses of Ansible that are included in the Company’s Consolidated Statement of Operations for the three and nine months ended November 30, 2015 (in thousands):

	Three Months Ended	Nine Months Ended
	November 30, 2015	November 30, 2015
Revenue	$198	$198
Operating expenses	(2,248)	(2,248)

Operating loss	(2,050)	(2,050)
Other loss	(2)	(2)

Loss before tax benefit	(2,052)	(2,052)
Tax benefit	595	595

Net loss	$(1,457)	$(1,457)

Goodwill

The following is a summary of changes in goodwill for the nine months ended November 30, 2015 (in thousands):

Balance at February 28, 2015	$927,060
Acquisition of Ansible	91,943
Impact of foreign currency fluctuations and other adjustments	(5,801)

Balance at November 30, 2015	$1,013,202

The excess of purchase price paid for Ansible, FeedHenry, eNovance, Inktank and other acquisitions over the fair value of the net assets acquired was recognized as goodwill. Goodwill comprises the majority of the purchase price paid for each of the acquired businesses because these businesses were focused on emerging technologies such as development and operations automation, mobile technologies, cloud-enabling technologies

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

and software-defined storage technologies, which consequently—at the time of acquisition—generated relatively little revenue. However, these acquired businesses, with their assembled, highly-specialized workforces and community of contributors, are expected to both expand the Company’s existing technology portfolio and advance the Company’s market position overall in open source solutions.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

As of November 30, 2015, the convertible notes consisted of the following (in thousands):

	As of November 30, 2015	As of February 28, 2015
Liability component
Principal	$805,000	$805,000
Less: debt discount	(75,715)	(89,598)

Net carrying amount	$729,285	$715,402

Equity component (1)	$96,890	$96,890

(1)	Recorded in the Consolidated Balance Sheet in Additional paid-in capital.

In accounting for the transaction costs related to the convertible note issuance, the Company allocated the total amount incurred of $15.2 million to the liability and equity components based on their relative fair values. Issuance costs attributable to the liability component totaled $13.4 million and are being amortized to interest expense over the term of the convertible notes using the effective interest method. The remaining $1.8 million of issuance costs have been allocated to the equity component and are included in Additional paid-in capital on the Company’s Consolidated Balance Sheet as of November 30, 2015. Additionally, the Company recorded a deferred tax asset of $0.7 million related to the $1.8 million equity component of transactional costs which are deductible for tax purposes.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table includes total interest expense recognized related to the convertible notes for the three and nine months ended November 30, 2015 and November 30, 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014
Coupon rate 0.25% per year, payable semiannually	$503	$302	$1,509	$302
Amortization of convertible note issuance costs—liability component	615	351	1,813	351
Accretion of debt discount	4,664	2,734	13,884	2,734

Total interest expense related to convertible notes	$5,782	$3,387	$17,206	$3,387

The fair value of the convertible notes, which was determined based on inputs that are observable in the market (Level 2), and the carrying value of the convertible notes (the carrying value excludes the equity component of the convertible notes classified in equity) are as follows (in thousands):

	As of November 30, 2015
	Fair Value	Carrying Value
Convertible notes	$738,477	$729,285

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

We market our offerings primarily to customers in the form of annual or multi-year subscriptions, and we recognize revenue over the period of the subscription agreements with our customers. Our technologies are also offered by Certified Cloud and Service Providers (“CCSPs”) as a service available on demand, and this revenue is recognized by us upon delivery.

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

Revenue

For the three months ended November 30, 2015, total revenue increased 14.8%, or $67.7 million, to $523.6 million from $455.9 million for the three months ended November 30, 2014. Excluding the impact of foreign currency exchange rate fluctuations, total revenue increased by 21.1% for the three months ended November 30, 2015, as detailed in the following table.

The growth rates of subscription revenue by offering type and training and services revenue, as reported and excluding the impact of foreign currency exchange rate fluctuations, for the three and nine months ended November 30, 2015 versus the three and nine months ended November 30, 2014 are as follows (in thousands):

	Three Months Ended			Nine Months Ended
	November 30, 2015	November 30, 2014	Year-Over- Year Growth Rate	November 30, 2015	November 30, 2014	Year-Over- Year Growth Rate
Infrastructure-related subscription revenue, as reported	$373,091	$332,897	12.1%	$1,089,758	$983,915	10.8%
Adjustment for foreign currency exchange rates	18,550	—		68,781	—

Infrastructure-related subscription revenue, excluding foreign currency impact	391,641	332,897	17.6%	1,158,539	983,915	17.7%

Application development-related and other emerging technology subscription revenue, as reported	84,397	61,802	36.6%	234,049	172,246	35.9%
Adjustment for foreign currency exchange rates	5,330	—		18,212	—

Application development-related and other emerging technology subscription revenue, excluding foreign currency impact	89,727	61,802	45.2%	252,261	172,246	46.5%

Total subscription revenue, as reported	457,488	394,699	15.9%	1,323,807	1,156,161	14.5%
Adjustment for foreign currency exchange rates	23,880	—		86,993	—

Total subscription revenue, excluding foreign currency impact	481,368	394,699	22.0%	1,410,800	1,156,161	22.0%

Total training and services revenue, as reported	66,092	61,196	8.0%	184,921	169,387	9.2%
Adjustment for foreign currency exchange rates	4,603	—		15,487	—

Total training and services revenue, excluding foreign currency impact	70,695	61,196	15.5%	200,408	169,387	18.3%

Total subscription and training and services revenue, as reported	523,580	455,895	14.8%	1,508,728	1,325,548	13.8%
Adjustment for foreign currency exchange rates	28,483	—		102,480	—

Total subscription and training and services revenue, excluding foreign currency impact	$552,063	$455,895	21.1%	$1,611,208	$1,325,548	21.6%

Revenue from our non-U.S. operations has been translated into U.S. dollars using the average exchange rates for each month of the three and nine months ended November 30, 2015. In an effort to provide a comparable framework for assessing how our business performed when compared to the three and nine months ended November 30, 2014 in light of the effect of exchange rate differences, we believe it is helpful to exclude the impact of foreign currency exchange rate fluctuations by translating revenue from our non-U.S. operations for each of the three and nine months ended November 30, 2015 using the average foreign currency exchanges rates for each of the three and nine months ended November 30, 2014.

Subscription revenue

Our enterprise technologies are delivered primarily under subscription agreements. These agreements typically have a one- or three-year subscription period. A subscription generally entitles a customer to, among other things, a specified level of support, as well as new versions of the software, security updates, fixes, functionality enhancements, upgrades to the technology, if and when available, and compatibility with an ecosystem of certified hardware and software. Subscription revenue increased sequentially for the first, second and third quarters of fiscal 2016 and for each quarter of fiscal 2015 and fiscal 2014 and was driven primarily by the increased use of our offerings by customers and our expansion of sales channels and geographic footprint during these periods.

Subscription revenue increased 15.9%, or $62.8 million, for the three months ended November 30, 2015 as compared to the three months ended November 30, 2014. Excluding the impact of foreign currency exchange rate fluctuations, subscription revenue increased by 22.0% for the three months ended November 30, 2015. The increase in subscription revenue is driven primarily by additional subscriptions related to our principal RHEL and Red Hat JBoss Middleware offerings, which continue to gain broader market acceptance in mission-critical areas of computing, and the expansion of our sales channels and our geographic footprint. The increase is, in part, a result of the continued migration of enterprises in industries such as financial services, government, technology and telecommunications to our open source solutions from proprietary technologies.

Training and services revenue

Training and services revenue increased 8.0%, or $4.9 million, for the three months ended November 30, 2015 as compared to the three months ended November 30, 2014. Excluding the impact of foreign currency exchange rates, training and services revenue increased by 15.5%. The increase is driven primarily by customer interest in new products and increased demand for our open source solutions.

We believe our success is influenced by:

•	the extent to which we can expand the breadth and depth of our offerings;

•	our ability to enhance the value of Red Hat offerings through frequent and continuing innovation while maintaining stable platforms over multi-year periods;

•	our involvement and leadership in key open source communities which enables us to develop, enhance and maintain our offerings;

•	our ability to generate increasing revenue from partners and other strategic relationships, including CCSPs, distributors, embedded technology partners, IHVs, ISVs, original equipment manufacturers (“OEMs”), systems integrators, and value added resellers;

•	our ability to generate new and recurring revenue for Red Hat offerings;

•	the widespread and increasing deployment of open source technologies by enterprises and similar institutions, such as government agencies and universities; and

•	our ability to provide customers with consulting and training services that generate additional revenue.

Deferred revenue and billings proxy

Year-to-date deferred revenue

Our deferred revenue, current and long-term, balance at November 30, 2015 was $1.49 billion. Total deferred revenue at November 30, 2015 increased 0.3%, or $4.8 million, as compared to the balance of $1.48 billion at February 28, 2015. The slight increase in deferred revenue is primarily attributable to our typically-lower, seasonal first and second quarter billings and the year-to-date impact of foreign currency exchange rate fluctuations as discussed in the following paragraph. Because of our subscription model and revenue recognition policies, deferred revenue improves predictability of future revenue. For example, current deferred revenue provides a baseline for revenue to be recognized over the next twelve months. Similarly, long-term deferred revenue provides a baseline for revenue to be recognized beyond twelve months. Revenue derived from CCSPs for the delivery of our technologies as a service available on demand is recognized by us in the period earned and billed in arrears. As a result, revenue derived from CCSPs has no associated deferred revenue.

The increase in deferred revenue reported on our Consolidated Balance Sheets of $4.8 million differs from the increase of $40.1 million we reported on our Consolidated Statements of Cash Flows for the nine months ended November 30, 2015 as the amount reported on our Consolidated Statements of Cash Flows for the nine months ended November 30, 2015 excludes (i) the impact of changes in foreign currency exchange rates used to translate deferred revenue balances from our foreign subsidiaries’ functional currency into U.S. dollars and (ii) deferred revenue acquired as part of business combinations.

Year-over-year deferred revenue

Total deferred revenue increased by 14.4%, or $187.0 million, to $1.49 billion at November 30, 2015 from $1.30 billion at November 30, 2014. Excluding the impact of foreign currency exchange rate fluctuations, total deferred revenue increased by 20.4%, or $265.0 million, from November 30, 2014 to November 30, 2015. This increase in deferred revenue of $265.0 million is the summation of the changes in deferred revenue that we reported on our Consolidated Statements of Cash Flows for each quarter of the four-fiscal-quarter period ended November 30, 2015, plus $0.2 million related to deferred revenue acquired from business combinations during the same period.

Current deferred revenue increased by 14.8%, or $139.1 million, to $1.08 billion at November 30, 2015 from $941.4 million at November 30, 2014 and long-term deferred revenue increased by 13.3%, or $47.9 million, to $406.6 million at November 30, 2015 from $358.7 million at November 30, 2014. Excluding the impact of foreign currency exchange rate fluctuations, current deferred revenue increased by 20.1%, or $189.2 million, and long-term deferred revenue increased by 21.1%, or $75.8 million, from November 30, 2014 to November 30, 2015.

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

For the four-fiscal-quarter period ended November 30, 2015, our rolling average billings proxy increased by 14.8%, or $72.3 million, to $559.4 million from $487.1 million for the four-fiscal-quarter period ended November 30, 2014. Using the average foreign currency exchange rates for each quarter of our four-fiscal-quarter period ended November 30, 2014, our rolling average billings proxy for the four-fiscal-quarter period ended November 30, 2015 would have increased by approximately 21.3%, or $103.7 million. For information regarding seasonality, see Part II, Item 7 under “Overview” of our Annual Report on Form 10-K for the fiscal year ended February 28, 2015.

Revenue by geography

For the three months ended November 30, 2015, approximately $216.8 million, or 41.4%, of our revenue was generated outside the United States compared to approximately $191.7 million, or 42.0%, for the three months ended November 30, 2014. The relative decrease in the percentage of revenue generated outside of the United States for the three months ended November 30, 2015 compared to the percentage of revenue generated outside of the United States for the three months ended November 30, 2014 is due to foreign currency exchange rate fluctuations. Our international operations are expected to grow as our international sales force and channels become more mature and as we enter new locations or expand our presence in existing locations. As of November 30, 2015, we had offices in more than 85 locations throughout the world.

We operate our business in three geographic regions: the Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Australia, China, India, Japan, Singapore and South Korea). Revenue generated by the Americas, EMEA and Asia Pacific for the three months ended November 30, 2015 and the three months ended November 30, 2014 was as follows (in thousands):

	Americas	EMEA	Asia Pacific	Consolidated
Three Months Ended November 30, 2015	$342,368	$114,909	$66,303	$523,580
Three Months Ended November 30, 2014	$290,525	$105,755	$59,615	$455,895

Year-over-year revenue growth rates in U.S. dollars for our three geographical regions were as follows for the three months ended November 30, 2015 and three months ended November 30, 2014:

	Americas	EMEA	Asia Pacific	Consolidated
Three Months Ended November 30, 2015	17.8%	8.7%	11.2%	14.8%
Three Months Ended November 30, 2014	16.3%	12.7%	12.5%	15.0%

Excluding the impact of foreign currency exchange rate fluctuations, Americas, EMEA, Asia Pacific and Consolidated revenue grew 19.3%, 24.8%, 23.0% and 21.1%, respectively, for the three months ended November 30, 2015 as compared to the three months ended November 30, 2014.

As we expand further within each region, we anticipate revenue growth rates in local currencies to be similar among our geographic regions due to the similarity of products and services offered and the similarity in customer types or classes.

Gross profit

Gross profit margin was 84.5% and 84.3% for each of the three months ended November 30, 2015 and November 30, 2014, respectively. A favorable mix shift, as subscription revenue increased relative to services, was partially offset by increased costs to deliver our services. Such increases in costs to deliver our consulting services result from investments in personnel, infrastructure and processes to support our emerging technologies.

Gross profit margin by geography

Gross profit margins by our geographic regions for the three months ended November 30, 2015 and November 30, 2014 were as follows:

	Americas	EMEA	Asia Pacific	Consolidated (1)
Three Months Ended November 30, 2015	85.5%	86.3%	82.5%	84.5%
Three Months Ended November 30, 2014	85.5%	86.0%	82.4%	84.3%

(1)	Consolidated gross margin includes corporate (non-allocated) share-based compensation expense for the three months ended November 30, 2015 and November 30, 2014 of $4.1 million and $3.9 million, respectively. For additional information, see NOTE 11—Segment Reporting to our Consolidated Financial Statements.

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

Income from operations

Operating income as a percentage of revenue decreased to 13.2% for the three months ended November 30, 2015 from 14.7% for the three months ended November 30, 2014. The decrease was primarily driven by the integration of our recent business combinations.

Income from operations by geography

Operating income as a percentage of revenue generated by our geographic regions for the three months ended November 30, 2015 and the three months ended November 30, 2014 was as follows:

	Americas	EMEA	Asia Pacific	Consolidated (1)
Three Months Ended November 30, 2015	21.4%	20.7%	22.7%	13.2%
Three Months Ended November 30, 2014	23.6%	18.7%	20.8%	14.7%

(1)	Consolidated operating income as a percentage of revenue includes corporate (non-allocated) share-based compensation expense for the three months ended November 30, 2015 and November 30, 2014 of $43.4 million and $33.6 million, respectively. For additional information, see NOTE 11—Segment Reporting to our Consolidated Financial Statements.

Operating margin for Americas decreased for the three months ended November 30, 2015 as compared to the three months ended November 30, 2014 primarily as a result of closing and integrating the Ansible acquisition.

These geographic operating margins exclude the impact of share-based compensation expense, which was not allocated to our geographic segments.

Cash, cash equivalents, investments in debt securities and cash flow from operations

Cash, cash equivalents and short-term and long-term available-for-sale investments in debt securities balances at November 30, 2015 totaled $1.87 billion. Cash generated from operating activities for the three months ended November 30, 2015 totaled $139.6 million which represents an increase of 5.0% in operating cash flow as compared to the three months ended November 30, 2014. This increase is due to increases in subscription revenue and services revenues, billings and collections during the same periods.

Our significant cash and investment balances give us a measure of flexibility to take advantage of opportunities such as acquisitions, increasing investment in our international operations and repurchasing our common stock.

Foreign currency exchange rates’ impact on results of operations

Approximately 41.4% of our revenue for the three months ended November 30, 2015 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component of net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions results in increased revenue and operating expenses from operations for our non-U.S. operations. Similarly, our revenue and operating expenses will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Three Months Ended November 30, 2015

Using the average foreign currency exchange rates from the third quarter of our prior fiscal year ended February 28, 2015, our revenue and operating expenses from non-U.S. operations for the three months ended November 30, 2015 would have been higher than we reported by approximately $28.5 million and $24.1 million, respectively, which would have resulted in income from operations being higher by $4.4 million.

Nine Months Ended November 30, 2015

Using the average foreign currency exchange rates for the nine months ended November 30, 2014, our revenue and operating expenses from non-U.S. operations for the nine months ended November 30, 2015 would have been higher than we reported by approximately $102.5 million and $78.5 million, respectively, which would have resulted in income from operations being higher by $24.0 million.

Business combinations

Ansible

On October 15, 2015 we completed our acquisition of all of the shares of Ansible for total consideration of $126.3 million. Ansible is a provider of IT automation solutions that allows its users to manage applications across hybrid cloud environments. The acquisition is intended to augment our management portfolio and help customers deploy and manage applications across private and public clouds, speed service delivery through development/operations initiatives, streamline OpenStack installations and upgrades and accelerate container adoption by simplifying orchestration and configuration.

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

RESULTS OF OPERATIONS

Three months ended November 30, 2015 and November 30, 2014

The following table is a summary of our results of operations for the three months ended November 30, 2015 and November 30, 2014 (in thousands):

	Three Months Ended (Unaudited)
	November 30, 2015	November 30, 2014	$ Change	% Change
Revenue:
Subscriptions	$457,488	$394,699	$62,789	15.9%
Training and services	66,092	61,196	4,896	8.0

Total subscription and training and services revenue	523,580	455,895	67,685	14.8

Cost of subscription and training and services revenue:
Cost of subscriptions	32,246	28,574	3,672	12.9
As a % of subscription revenue	7.0%	7.2%
Cost of training and services	48,802	42,791	6,011	14.0
As a % of training and services revenue	73.8%	69.9%

Total cost of subscription and training and services revenue	81,048	71,365	9,683	13.6
As a % of total revenue	15.5%	15.7%

Total gross profit	442,532	384,530	58,002	15.1

Operating expense:
Sales and marketing	215,784	187,218	28,566	15.3
Research and development	104,906	90,613	14,293	15.8
General and administrative	52,965	39,502	13,463	34.1

Total operating expense	373,655	317,333	56,322	17.7

Income from operations	68,877	67,197	1,680	2.5
Interest income	2,874	2,196	678	30.9
Interest expense	5,817	3,441	2,376	69.0
Other income (expense), net	49	1,559	(1,510)	(96.9)

Income before provision for income taxes	65,983	67,511	(1,528)	(2.3)
Provision for income taxes	19,135	19,578	(443)	(2.3)

Net income	$46,848	$47,933	$(1,085)	(2.3)%

Gross profit margin-subscriptions	93.0%	92.8%
Gross profit margin-training and services	26.2%	30.1%
Gross profit margin	84.5%	84.3%
As a % of total revenue:
Subscription revenue	87.4%	86.6%
Training and services revenue	12.6%	13.4%
Sales and marketing expense	41.2%	41.1%
Research and development expense	20.0%	19.9%
General and administrative expense	10.1%	8.7%
Total operating expenses	71.4%	69.6%
Income from operations	13.2%	14.7%
Income before provision for income taxes	12.6%	14.8%
Net income	8.9%	10.5%
Estimated annual effective income tax rate	29.0%	29.0%

Revenue

Subscription revenue

Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat offerings, increased by 15.9%, or $62.8 million, to $457.5 million for the three months ended November 30, 2015 from $394.7 million for the three months ended November 30, 2014.

Revenue derived from the sale of subscriptions supporting our Infrastructure-related offerings increased by 12.1%, or $40.2 million, to $373.1 million for the three months ended November 30, 2015 from $332.9 million for the three months ended November 30, 2014. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion and the continued migration of customers to our open source Linux platform from proprietary operating systems.

Revenue derived from the sale of subscriptions supporting our Application development-related and other emerging technology offerings increased by 36.6%, or $22.6 million, to $84.4 million for the three months ended November 30, 2015 from $61.8 million for the three months ended November 30, 2014. The increase is primarily due to additional subscriptions for Red Hat JBoss Middleware offerings. We expect the growth rate of revenue derived from our Application development-related and other emerging technology offerings to exceed the growth rate of revenue derived from our Infrastructure-related offerings as our Application development-related and other emerging technology offerings continue to gain broader market acceptance in the enterprise IT environment.

Training and services revenue

Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees received from customers for consulting services regarding our offerings, deployment of Red Hat technologies and for delivery of added functionality to Red Hat technologies for our major customers and OEM partners. Total training and services revenue increased by 8.0%, or $4.9 million, to $66.1 million for the three months ended November 30, 2015 from $61.2 million for the three months ended November 30, 2014. The increase is due to services revenue which increased by 13.8%, or $6.2 million, as a result of an increase in consulting engagements driven by increased demand for our open source solutions. Training revenue decreased by 7.6%, or $1.3 million. Training revenue in the current year decreased relative to the prior year’s training revenue which included incremental revenue related to the then recently released RHEL 7 offering. Combined training and services revenue decreased as a percentage of total revenue to 12.6% for the three months ended November 30, 2015 from 13.4% for the three months ended November 30, 2014.

Cost of revenue

Cost of subscription revenue

The cost of subscription revenue primarily consists of expenses we incur to support, distribute and package Red Hat offerings. These costs include labor-related costs to provide technical support, security updates and fixes, as well as costs for fulfillment, physical media, literature, packaging and shipping. Cost of subscription revenue increased by 12.9%, or $3.7 million, to $32.2 million for the three months ended November 30, 2015 from $28.6 million for the three months ended November 30, 2014. The increase is primarily due to the expansion of our technical staff in order to meet the demands of our growing subscriber base for support, security updates and fixes, and includes additional compensation of $2.7 million. The remaining increase is driven primarily by incremental travel and outside services costs. Gross profit margin on subscriptions was 93.0% and 92.8%, respectively, for each of the three months ended November 30, 2015 and November 30, 2014. As the number of our open source technology subscriptions continues to increase, we expect associated support cost will continue to increase, although we anticipate this will occur at a rate slower than that of subscription revenue growth due to economies of scale.

Cost of training and services revenue

Cost of training and services revenue is mainly comprised of personnel and third-party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to various types of customers. Cost of training and services revenue increased by 14.0%, or $6.0 million, to $48.8 million for the three months ended November 30, 2015 from $42.8 million for the three months ended November 30, 2014. Costs to deliver our services revenue increased by 17.6%, or $6.0 million, and relate to additional third-party consulting costs incurred to meet a surge in demand for and additional employee compensation and travel associated with additions to our emerging technologies staff. Total costs to deliver training and services as a percentage of training and services revenue was 73.8% and 69.9% for each of the three month periods ended November 30, 2015 and November 30, 2014, respectively.

Gross profit

Gross profit margin was 84.5% and 84.3% for the three months ended November 30, 2015 and November 30, 2014, respectively. A favorable mix shift, as subscription revenue increased relative to services, was partially offset by increased costs to deliver our services. Such increases in costs to deliver our consulting services result from investments in personnel, infrastructure and processes to support our emerging technologies.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 15.3%, or $28.6 million, to $215.8 million for the three months ended November 30, 2015 from $187.2 million for the three months ended November 30, 2014. This increase was partially due to a $17.1 million increase in selling costs, which includes $12.3 million of additional employee compensation expense attributable to the expansion of our sales force from the prior year. The remaining increase relates to marketing costs, which grew 25.5%, or $11.5 million, for the three months ended November 30, 2015 as compared to the three months ended November 30, 2014 and includes incremental employee compensation and marketing program costs of $4.4 million and $6.5 million, respectively. Sales and marketing expense increased as a percentage of revenue to 41.2% for the three months ended November 30, 2015 from 41.1% for the three months ended November 30, 2014.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased by 15.8%, or $14.3 million, to $104.9 million for the three months ended November 30, 2015 from $90.6 million for the three months ended November 30, 2014. The increase in research and development costs primarily resulted from the expansion of our engineering group as a result of both direct hires and business combinations as we continue investing in cloud management and our other emerging technologies. Employee compensation and travel costs increased by $12.2 million and $0.4 million, respectively. Research and development expense was 20.0% and 19.9% of total revenue for the three months ended November 30, 2015 and November 30, 2014, respectively.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including information systems, finance, accounting, legal, human resources and facilities expense. General and administrative expense increased by 34.1%, or $13.5 million, to $53.0 million for the three months ended November 30, 2015 from $39.5 million for the three months ended November 30, 2014. General and administrative expenses include increased compensation-related expense of $6.0 million, transaction costs related to business combinations of $2.7 million and infrastructure and facilities costs of $2.2 million. General and administrative expense increased as a percentage of revenue to 10.1% for the three months ended November 30, 2015 from 8.7% for the three months ended November 30, 2014. Although general and administrative expense increased as a percentage of total revenue for the three months ended November 30, 2015, we expect such costs to decrease relative to revenue as we begin to leverage benefits from investments made during the current year to expand and enhance our corporate processes and technology infrastructure.

Interest income

Interest income increased by 30.9%, or $0.7 million, for the three months ended November 30, 2015 as compared to the three months ended November 30, 2014. The increase in interest income for the three months ended November 30, 2015 is attributable to slightly higher yields earned on larger cash and investment balances.

Interest expense

Interest expense increased by $2.4 million, for the three months ended November 30, 2015 as compared to the three months ended November 30, 2014. The increase in interest expense for the three months ended November 30, 2015 is attributable to the issuance of convertible notes during the three months ended November 30, 2014 which is described in NOTE 15—Convertible Notes to our Consolidated Financial Statements.

Other income (expense), net

Other income (expense), net decreased by $1.5 million, for the three months ended November 30, 2015 as compared to the three months ended November 30, 2014. The decrease is primarily due to net gains recognized from the settlement of foreign currency transactions during the three months ended November 30, 2014 that were not repeated during the three months ended November 30, 2015.

Income taxes

During the three months ended November 30, 2015, we recorded $19.1 million of income tax expense, which is based on an estimated annual effective tax rate of 29%. Our estimated annual effective tax rate of 29% is less than the U.S. federal statutory rate of 35% primarily due to foreign income taxed at lower rates, state income taxes net of federal benefits and the domestic production activities deduction.

During the three months ended November 30, 2014, we recorded $19.6 million of income tax expense, which was based on a then estimated annual effective tax rate of 29%. Our estimated annual effective tax rate of 29% was less than the U.S. federal statutory rate of 35% primarily due to foreign income taxed at lower rates.

Nine months ended November 30, 2015 and November 30, 2014

The following table is a summary of our results of operations for the nine months ended November 30, 2015 and November 30, 2014 (in thousands):

	Nine Months Ended (Unaudited)
	November 30, 2015	November 30, 2014	$ Change	% Change
Revenue:
Subscriptions	$1,323,807	$1,156,161	$167,646	14.5%
Training and services	184,921	169,387	15,534	9.2

Total subscription and training and services revenue	1,508,728	1,325,548	183,180	13.8

Cost of subscription and training and services revenue:
Cost of subscriptions	93,088	84,125	8,963	10.7
As a % of subscription revenue	7.0%	7.3%
Cost of training and services	135,321	118,857	16,464	13.9
As a % of training and services revenue	73.2%	70.2%

Total cost of subscription and training and services revenue	228,409	202,982	25,427	12.5
As a % of total revenue	15.1%	15.3%

Total gross profit	1,280,319	1,122,566	157,753	14.1

Operating expense:
Sales and marketing	619,757	538,576	81,181	15.1
Research and development	304,824	275,817	29,007	10.5
General and administrative	139,462	125,786	13,676	10.9

Total operating expense	1,064,043	940,179	123,864	13.2

Income from operations	216,276	182,387	33,889	18.6
Interest income	8,484	6,048	2,436	40.3
Interest expense	17,265	3,591	13,674	380.8
Other income (expense), net	(1,398)	1,777	(3,175)	(178.7)

Income before provision for income taxes	206,097	186,621	19,476	10.4
Provision for income taxes	59,768	54,120	5,648	10.4

Net income	$146,329	$132,501	$13,828	10.4%

Gross profit margin-subscriptions	93.0%	92.7%
Gross profit margin-training and services	26.8%	29.8%
Gross profit margin	84.9%	84.7%
As a % of total revenue:
Subscription revenue	87.7%	87.2%
Training and services revenue	12.3%	12.8%
Sales and marketing expense	41.1%	40.6%
Research and development expense	20.2%	20.8%
General and administrative expense	9.2%	9.5%
Total operating expenses	70.5%	70.9%
Income from operations	14.3%	13.8%
Income before provision for income taxes	13.7%	14.1%
Net income	9.7%	10.0%
Estimated annual effective income tax rate	29.0%	29.0%

Revenue

Subscription revenue

Subscription revenue increased by 14.5%, or $167.6 million, to $1.32 billion for the nine months ended November 30, 2015 from $1.16 billion for the nine months ended November 30, 2014.

Revenue derived from the sale of subscriptions supporting our Infrastructure-related offerings increased by 10.8%, or $105.8 million, to $1.09 billion for the nine months ended November 30, 2015 from $983.9 million for the nine months ended November 30, 2014 and includes a favorable revenue adjustment of $5.3 million related to cloud-usage revenues through our CCSP program, as described further in NOTE 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements. The remaining increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion and the continued migration of customers to our open source Linux platform from proprietary operating systems.

Revenue derived from the sale of subscriptions supporting our Application development-related and other emerging technology offerings increased by 35.9%, or $61.8 million, to $234.0 million for the nine months ended November 30, 2015 from $172.2 million for the nine months ended November 30, 2014. The increase is primarily due to additional subscriptions for Red Hat JBoss Middleware offerings.

Training and services revenue

Total training and services revenue increased by 9.2%, or $15.5 million, to $184.9 million for the nine months ended November 30, 2015 from $169.4 million for the nine months ended November 30, 2014. The increase is due to services revenue which increased by 12.4%, or $15.6 million, as a result of an increase in consulting engagements driven by increased demand for our open source solutions. Training revenue decreased by 0.2%, or $0.1 million. Combined training and services revenue decreased as a percentage of total revenue to 12.3% for the nine months ended November 30, 2015 from 12.8% for the nine months ended November 30, 2014.

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue increased by 10.7%, or $9.0 million, to $93.1 million for the nine months ended November 30, 2015 from $84.1 million for the nine months ended November 30, 2014. The increase is primarily due to the expansion of our technical staff in order to meet the demands of our growing subscriber base for support, security updates and fixes, and includes additional compensation of $6.9 million. The remaining increase is driven primarily by incremental travel, outside services and equipment costs of $1.2 million. Gross profit margin on subscriptions was 93.0% and 92.7%, respectively, for each of the nine months ended November 30, 2015 and November 30, 2014. Excluding the favorable revenue adjustment of $5.3 million related to cloud-usage revenue, gross profit margin on subscriptions for the nine months ended May 31, 2015 was 92.9%.

Cost of training and services revenue

Cost of training and services revenue increased by 13.9%, or $16.5 million, to $135.3 million for the nine months ended November 30, 2015 from $118.9 million for the nine months ended November 30, 2014. Costs to deliver our services revenue increased by 16.7%, or $16.0 million, and relate to additional third-party consulting costs incurred to meet a surge in demand for and additional employee compensation and travel associated with additions to our emerging technologies staff. Total costs to deliver training and services as a percentage of training and services revenue was 73.2% and 70.2% for each of the nine months ended November 30, 2015 and November 30, 2014, respectively.

Gross profit

Excluding the favorable revenue adjustment of $5.3 million described previously, gross profit margin increased slightly to 84.8% for the nine months ended November 30, 2015 from 84.7% for the nine months ended November 30, 2014. The increase was due to a favorable mix shift as subscription revenue increased relative to services and was partially offset by increased costs to deliver our services due to additions to our emerging technologies staff.

Operating expenses

Sales and marketing

Sales and marketing expense increased by 15.1%, or $81.2 million, to $619.8 million for the nine months ended November 30, 2015 from $538.6 million for the nine months ended November 30, 2014. This increase was partially due to a $53.0 million increase in selling costs, which includes $43.4 million of additional employee compensation expense attributable to the expansion of our sales force from the prior year. The remaining increase relates to marketing costs, which grew 22.0%, or $28.1 million, for the nine months ended November 30, 2015 as compared to the nine months ended November 30, 2014 and includes incremental employee compensation and marketing program costs of $12.2 million and $14.9 million, respectively. Primarily as a result of expanded sales and marketing staffing, sales and marketing expense increased as a percentage of revenue to 41.1% for the nine months ended November 30, 2015 from 40.6% for the nine months ended November 30, 2014.

Research and development

Research and development expense increased by 10.5%, or $29.0 million, to $304.8 million for the nine months ended November 30, 2015 from $275.8 million for the nine months ended November 30, 2014. The increase in research and development costs primarily resulted from the expansion of our engineering group as a result of both direct hires and business combinations as we continue investing in cloud management and our other emerging technologies. Employee compensation increased by $26.2 million and travel costs increased by $1.2 million. Research and development expense was 20.2% and 20.8% of total revenue for the nine months ended November 30, 2015 and November 30, 2014, respectively.

General and administrative

General and administrative expense increased by 10.9%, or $13.7 million, to $139.5 million for the nine months ended November 30, 2015 from $125.8 million for the nine months ended November 30, 2014. General and administrative expenses include increased compensation-related expense of $9.2 million and infrastructure and facilities costs of $2.6 million. General and administrative expense decreased as a percentage of revenue to 9.2% for the nine months ended November 30, 2015 from 9.5% for the nine months ended November 30, 2014.

Interest income

Interest income increased by 40.3%, or $2.4 million, for the nine months ended November 30, 2015 as compared to the nine months ended November 30, 2014. The increase in interest income for the nine months ended November 30, 2015 is attributable to slightly higher yields earned on larger cash and investment balances.

Interest expense

Interest expense increased by $13.7 million, for the nine months ended November 30, 2015 as compared to the nine months ended November 30, 2014. The increase in interest expense for the nine months ended November 30, 2015 is attributable to the issuance of convertible notes during the nine months ended November 30, 2014 which is described in NOTE 15—Convertible Notes to our Consolidated Financial Statements.

Other income (expense), net

Other income (expense), net decreased by $3.2 million, for the nine months ended November 30, 2015 as compared to the nine months ended November 30, 2014. The decrease is primarily due to net gains realized on the sale of non-marketable, cost-basis investments in equity securities during the nine months ended November 30, 2014 that were not repeated during the nine months ended November 30, 2015.

Income taxes

During the nine months ended November 30, 2015, we recorded $59.8 million of income tax expense, which is based on an estimated annual effective tax rate of 29%. Our estimated annual effective tax rate of 29% is less than the U.S. federal statutory rate of 35% primarily due to foreign income taxed at lower rates, state income taxes net of federal benefits and the domestic production activities deduction.

During the nine months ended November 30, 2014, we recorded $54.1 million of income tax expense, which was based on a then estimated annual effective tax rate of 29%. Our estimated annual effective tax rate of 29% was less than the U.S. federal statutory rate of 35% primarily due to foreign income taxed at lower rates.

LIQUIDITY AND CAPITAL RESOURCES

We derive our liquidity and operating capital primarily from cash flows from operations. Historically, we also received cash from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and follow-on public offerings, and the issuance of convertible notes, including our recent issuance of convertible notes with par value totaling $805.0 million described previously in Overview—Convertible note offering and in detail in NOTE 15—Convertible Notes to our Consolidated Financial Statements. At November 30, 2015, we had total cash and investments of $1.87 billion, which was comprised of $942.0 million in cash and cash equivalents, $194.0 million of short-term, available-for-sale, fixed-income investments and $735.4 million of long-term, available-for-sale fixed-income investments. This compares to total cash and investments of $1.81 billion at February 28, 2015.

With $942.0 million in cash and cash equivalents on hand, we believe our cash and cash equivalent balances, together with our ability to generate additional cash from operations, should be sufficient to satisfy our cash requirements for the next twelve months and for the foreseeable future. However, we may take advantage of favorable capital market conditions that may arise from time to time to raise additional capital. We presently do not intend to liquidate our short- and long-term investments in debt securities prior to their scheduled maturity dates. However, in the event that we liquidate these investments prior to their scheduled maturities and there are adverse changes in market interest rates or the overall economic environment, we could be required to recognize a realized loss on those investments when we liquidate those investments. At November 30, 2015, net accumulated unrealized losses on our available-for-sale debt securities totaled $2.2 million, versus accumulated unrealized gains of $0.2 million as of February 28, 2015.

Nine months ended November 30, 2015

Cash flows—overview

At November 30, 2015, cash and cash equivalents totaled $942.0 million, a decrease of $105.4 million as compared to February 28, 2015. The decrease in cash and cash equivalents for the nine months ended November 30, 2015 is primarily the result of net purchases of available-for-sale debt securities of $194.4 million, business combinations which included net cash consideration paid of $126.7 million, the repurchase of 1,882,115 shares of our common stock for $148.3 million and payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to share awards vesting of $60.8 million. Partially offsetting cash used in investing and financing activities was cash provided by operations which generated $468.6 million for the nine months ended November 30, 2015.

Cash flows from operations

Cash provided by operations of $468.6 million during the nine months ended November 30, 2015 includes net income of $146.3 million, adjustments to exclude the impact of non-cash revenues and expenses, which totaled a $208.6 million net source of cash, and changes in operating assets and liabilities, which totaled a $113.7 million net source of cash. Cash provided by changes in operating assets and liabilities for the nine months ended November 30, 2015 was primarily the result of collections on our billings.

Cash flows from investing

Cash used in investing activities of $361.9 million for the nine months ended November 30, 2015 includes net purchases of available-for-sale debt securities of $194.4 million and net cash of $126.7 million used to acquire businesses. Investments in property and equipment totaled $29.5 million and primarily relate to information technology infrastructure and leasehold improvements. Investments in other intangible assets, primarily patents, totaled $8.1 million during the nine months ended November 30, 2015.

Cash flows from financing

Cash used in financing activities of $189.1 million for the nine months ended November 30, 2015 includes $148.3 million to repurchase 1,882,115 shares of our common stock and payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to restricted share awards vesting during the nine months ended November 30, 2015 of $60.8 million. Partially offsetting financing activities using cash were proceeds from excess tax benefits related to share-based employee compensation, which totaled $18.0 million and proceeds from employees’ exercise of common stock options, which totaled $3.3 million. Payments on other borrowings totaled $1.4 million for the nine months ended November 30, 2015.

Investments in debt securities

Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. At November 30, 2015 and February 28, 2015, the vast majority of our investments were priced with the assistance of pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the securities’ market values, including broker quotes or model valuations. Independent price verifications of all of our holdings are performed by the pricing vendors, which we review. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

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

We have utilized, and will continue from time to time to utilize, cash and investments to fund, among other potential uses, purchases of our common stock, purchases of fixed assets, purchases of intangible assets (primarily patents) and mergers and acquisitions. Given our historically strong operating cash flow and the $1.87 billion of cash and investments held at November 30, 2015, we believe our cash and cash equivalent balances, together with our ability to generate additional cash from operations, should be sufficient to satisfy our cash requirements for the next twelve months and for the foreseeable future. However, we may take advantage of favorable capital market conditions that may arise from time to time to raise additional capital.

We believe that cash flows from operations will continue to increase; however, there can be no assurances that we will increase our cash flows from operations from the current rate or that such cash flows will be adequate to fund other investments or acquisitions that we may choose to make or that cash may be located in or generated in the appropriate geographic region where we can effectively use such cash. We may choose to accelerate the expansion of our business from our current plans, which may require us to raise additional funds through the sale of equity or debt securities or through other financing means. There can be no assurances that any such financing would occur in amounts or on terms favorable to us, if at all.

As of November 30, 2015, our cash, cash equivalents and available-for-sale investment securities totaled $1.87 billion, of which $761.5 million was held outside the U.S. Our intent is to reinvest the earnings of foreign subsidiaries indefinitely outside the U.S. to fund both organic growth and acquisitions. From time to time, however, we may remit a portion of these earnings to the extent it is economically prudent. For further discussion related to geographic segments, see NOTE 11—Segment Reporting to our Consolidated Financial Statements.

With $1.11 billion, or 59.3%, of our available cash, cash equivalents and available-for-sale investments held within the U.S. as of November 30, 2015, we do not anticipate a need to repatriate any foreign earnings for the foreseeable future. However, if cash held outside the U.S. were needed to fund our U.S. operations, under current tax law we would be subject to additional taxes on the portion related to repatriated earnings of our foreign subsidiaries. As of February 28, 2015, cumulative undistributed foreign earnings totaled $420.0 million. For further discussion, see NOTE 11—Income Taxes to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended February 28, 2015.

Off-balance sheet arrangements

As of November 30, 2015 and February 28, 2015, we have no off-balance sheet financing arrangements and do not utilize any “structured debt”, “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency exchange rate fluctuations and changes in the market value of our investments.

Interest rate risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of short-term and long-term investments in a variety of available-for-sale fixed and floating rate debt securities, including both government and corporate obligations and money market funds. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income related to these securities may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or perceived credit risk related to the securities’ issuers. A hypothetical one-half percentage point change in interest rates, assuming a parallel shift of all interest rates, would result in an approximate $0.5 million change in annual interest income derived from investments in our portfolio as of November 30, 2015. For further discussion related to our investments as of November 30, 2015 and February 28, 2015, see NOTE 6—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.

Investment risk

The fair market value of our available-for-sale investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $17.7 million decrease in the fair value of our available-for-sale investment securities as of November 30, 2015. For further discussion related to our investments as of November 30, 2015 and February 28, 2015, see NOTE 6—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.

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

Accounts receivable

As of November 30, 2015 and February 28, 2015, no individual customer accounted for 10% or more of our total accounts receivable.

Foreign currency risk

Approximately 41.4% of our revenue for the three months ended November 30, 2015 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component of net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency statements results in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decreases if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from the third quarter of our prior fiscal year ended February 28, 2015, our revenue and operating expenses from non-U.S. operations for the three months ended November 30, 2015 would have been higher than we reported by approximately $28.5 million and $24.1 million, respectively, which would have resulted in income from operations being higher by $4.4 million.

Using the average foreign currency exchange rates for the nine months ended November 30, 2014, our revenue and operating expenses from non-U.S. operations for the nine months ended November 30, 2015 would have been higher than we reported by approximately $102.5 million and $78.5 million, respectively, which would have resulted in income from operations being higher by $24.0 million.

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

The aggregate notional amount of outstanding forward contracts at November 30, 2015 was $38.1 million. The fair value of these outstanding contracts at November 30, 2015 was a gross $0.1 million asset and a gross $0.4 million liability, and is recorded in Other current assets and Accounts payable and accrued expenses, respectively, on our Consolidated Balance Sheets. The forward contracts generally expire within three months of the period ended November 30, 2015. The forward contracts will settle in Euros, Japanese yen, Norwegian krona, Singapore dollars, Swedish krona, Swiss francs and U.S. dollars.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2015, the FASB issued Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 removes the requirement that deferred tax assets and liabilities be classified as either current or noncurrent in a classified statement of financial position and instead considers deferred tax assets and liabilities to be classified as noncurrent. This guidance is effective for us as of the first quarter of our fiscal year ending February 28, 2018. We do not believe that this updated standard will have a material impact on our consolidated financial statements.

In September 2015, the FASB issued Accounting Standards Update 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). The FASB issued ASU 2015-16 to simplify US GAAP to require that the acquirer record, in the same period’s financial statements, the effect of changes to provisional, measurement period amounts calculated as if the accounting had been completed at the acquisition date and disclose the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for us as of the first quarter of our fiscal year ending February 28, 2017. We do not believe that this updated standard will have a material impact on our consolidated financial statements.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below sets forth information regarding the Company’s purchases of its common stock during its third fiscal quarter ended November 30, 2015:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
September 1, 2015—September 30, 2015	—	$—	—	$429.9 million
October 1, 2015—October 31, 2015	767,325	$77.68	409,400	$398.2 million
November 1, 2015—November 30, 2015	577,800	$80.40	577,800	$351.7 million

Total	1,345,125		987,200

(1)	During the three months ended November 30, 2015, the Company withheld an aggregate of 357,925 shares of its common stock (with a weighted average share price of $77.89) from employees to satisfy minimum tax withholding obligations relating to the vesting of share awards. These shares were not withheld pursuant to the program described in Note (2) below.
(2)	On March 25, 2015, the Company announced that its Board of Directors has authorized the repurchase of up to $500.0 million of Red Hat’s common stock from time to time on the open market or in privately negotiated transactions. The program commenced on April 1, 2015, and will expire on the earlier of (i) March 31, 2017, or (ii) a determination by the Board, Chief Executive Officer or Chief Financial Officer to discontinue the program.

ITEM 6.	EXHIBITS

(a) List of Exhibits

Exhibit No.	Exhibit

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the registrant’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

Date: January 8, 2016	By:	/S/ JAMES M. WHITEHURST
James M. Whitehurst President and Chief Executive Officer (Duly Authorized Officer on Behalf of the Registrant)

RED HAT, INC.

Date: January 8, 2016	By:	/S/ FRANK A. CALDERONI
Frank A. Calderoni Executive Vice President, Operations and Chief Financial Officer (Principal Financial Officer)