Form 10-K
period 2016-02-29
RED HAT INC
filed 2016-04-26
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 29, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of August 31, 2015 was approximately $11.8 billion based on the closing price of $72.21 of our common stock as reported by the New York Stock Exchange on August 31, 2015. For purposes of the immediately preceding sentence, the term “affiliate” consists of each director, executive officer and greater than 10% stockholder of the registrant. There were 181,436,066 shares of common stock outstanding as of April 19, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Red Hat, Inc.’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with its annual meeting of stockholders to be held on August 11, 2016 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Certain statements contained in this report and the documents incorporated by reference in this report, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions, and any statement that is not strictly a historical statement could be deemed to be a forward-looking statement (for example, statements regarding current or future financial performance, management’s plans and objectives for future operations, product plans and performance, management’s expectations regarding market risk and market penetration, management’s assessment of market factors, or strategies, objectives and plans of Red Hat, Inc. together with its subsidiaries (“Red Hat”) and its partners). Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “outlook,” “plan,” “project,” “will,” and similar expressions, may also identify such forward-looking statements. Red Hat may also make forward-looking statements in other filings made with the Securities and Exchange Commission (“SEC”), press releases, materials delivered to stockholders and oral statements made by management. Investors are cautioned that these forward-looking statements are inherently uncertain, are not guarantees of Red Hat’s future performance and are subject to a number of risks and uncertainties that could cause Red Hat’s actual results to differ materially from those found in the forward-looking statements and from historical trends. These risks and uncertainties include the risks and cautionary statements detailed in Part I, Item 1A, “Risk Factors” and elsewhere in this report as well as in Red Hat’s other filings with the SEC, copies of which may be accessed through the SEC’s web site at http://www.sec.gov. Readers are urged to carefully review these risks and cautionary statements. Moreover, Red Hat operates in a rapidly changing and highly competitive environment. It is impossible to predict all risks and uncertainties or assess the impact of any new risk or uncertainty on our business or any forward-looking statement. The forward-looking statements included in this report represent our views as of the date of this report. We specifically disclaim any obligation to update these forward-looking statements in the future. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this report.

ITEM 1.	BUSINESS

OVERVIEW

Red Hat is a leading global provider of open source software solutions, using a community-powered approach to develop and offer reliable and high-performing operating system, virtualization, management, middleware, cloud, mobile and storage technologies.

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

Licensing. We typically distribute our software offerings under open source licenses that permit access to the software’s human-readable source code. These licenses also provide relatively broad rights for recipients of the software to use, copy, modify and redistribute the software. These broad rights afford significant latitude for our customers to inspect, suggest changes to, customize and enhance the software to meet specific business needs.

Subscriptions. We provide our software offerings primarily under annual or multi-year subscriptions as well as on-demand through certified cloud and service providers (“CCSPs”). A subscription generally entitles a customer to, among other things, a specified level of support, as well as security updates, fixes, functionality enhancements, upgrades to the technologies, each if and when available, and compatibility with an ecosystem of certified hardware and software. A subscription also includes access to the Red Hat Customer Portal, which provides customers with services such as our knowledge base, product usage documentation and account management tools. In addition, our customers are eligible to participate in Red Hat’s Open Source Assurance program, which provides certain protections in the event of an intellectual property infringement claim based on our offerings.

Our offerings

Our offerings are designed to provide customers with high-performing, scalable, flexible, reliable and secure technologies that meet the information technology (“IT”) needs of enterprises and service providers. Customers can also take advantage of the interoperability of our software offerings to build a variety of deployment models on which to run their applications, whether in traditional or cloud environments. Cloud computing is a term used to refer to an IT infrastructure that enables the use of a shared pool of computing resources (such as networks, processors, storage platforms, operating systems, and applications) by multiple users. Computing resources that are made available to the general public by an entity that controls and operates those resources is referred to as a public cloud, while computing resources that are operated solely for the benefit of a single organization is referred to as a private cloud. We also integrate several of our offerings in an effort to facilitate hybrid cloud computing, which enables an organization to use both off-premise (public cloud) and on-premise (private cloud or internal data center) IT resources to create a computing environment that seeks to optimize efficiency and agility while providing increased security.

Our offerings include:

Infrastructure-related Offerings

•	Red Hat Enterprise Linux—an operating system platform that runs on a broad range of hardware and is used in physical, virtual, container and cloud environments.

•	Red Hat Satellite—a system management offering that is designed to make Red Hat infrastructure easier to deploy, scale and manage across physical and virtual servers, as well as in cloud environments.

•

Red Hat Enterprise Virtualization—software that allows customers to utilize and manage a common hardware infrastructure to run multiple operating systems and applications. Our virtualization offerings are designed to permit customers to optimize resource allocation and operational flexibility in their IT environments.

Application Development-related and Other Emerging Technology Offerings

•

Red Hat JBoss Middleware—a suite of offerings used to (i) develop, deploy and manage applications, (ii) integrate applications, data and devices and (iii) automate business processes across physical, virtual, cloud and mobile environments.

•

Red Hat cloud offerings—software that enables customers to build and manage various cloud computing environments (virtualized and container-based), including Red Hat Enterprise Linux OpenStack Platform, Red Hat Cloud Infrastructure, OpenShift by Red Hat, Red Hat CloudForms and Ansible Tower.

•	Red Hat Mobile—a software development platform that enables customers to develop, integrate, deploy and manage mobile applications for the enterprise.

•

Red Hat Storage—software that enables customers to treat physical server storage as a scalable, shared, centrally-managed pool of virtual storage and to manage large, unstructured or semi-structured data in physical, virtual and cloud environments.

We also offer a wide range of services that are designed to help customers derive additional value from Red Hat technologies. Our consulting services assist customers to enable infrastructure, application integration, middleware, cloud, mobile and storage solutions. Our support services provide customers with technical support to assist with implementing, configuring and using Red Hat technologies. Our training services help populate customers and partners with skilled Red Hat certified professionals.

Red Hat, Inc. was incorporated in Connecticut in March 1993 as ACC Corp., Inc., which subsequently changed its name to Red Hat Software, Inc. Red Hat Software, Inc. reincorporated in Delaware in September 1998 and changed its name to Red Hat, Inc. in June 1999. Except as otherwise indicated, all references in this report to “we”, “us”, “our”, the “Company”, the “registrant” or “Red Hat” refer to Red Hat, Inc. and its subsidiaries. Our fiscal year ends on the last day of February, and we identify our fiscal years by the calendar years in which they end. For example, we refer to the fiscal year ended February 29, 2016 as “fiscal 2016.”

OUR BUSINESS

We use the open source software development and licensing model to provide our offerings to customers primarily on a subscription basis. Subscriptions for our offerings are marketed and sold to customers directly and through business partners.

Development and licensing of Red Hat’s open source offerings

The open source software development model allows us to use the collective input, resources and knowledge of a global community of contributors who collaborate to develop, maintain and enhance software. We develop our offerings by working with open source development communities, often in a leadership role. Red Hat sponsors a number of open source communities, including the CentOS project, the Ceph community project, the Fedora Project, FeedHenry, GlusterFS, the JBoss community projects and OpenShift Origin. We are also an active contributor in other communities such as Apache Camel, Cloud Native Computing Foundation, Linux Kernel, Open Container Initiative, Open Platform for NFV, OpenStack and Project Kubernetes. Our role helps us to benefit from the efforts of these communities, which we believe enhances acceptance and support of our offerings and technologies. Additionally, the open and transparent nature of these communities provides our customers and potential customers, who may also be part of these open source communities, with access and insights into, and the ability to influence, the future direction of our offerings.

Under the open source licensing model, a software developer distributes the software under an open source license, such as the GNU General Public License (“GPL”), GNU Lesser General Public License or Apache License. Open source licenses provide relatively broad rights for recipients of the software to use, copy, modify and redistribute the software. These rights afford significant latitude for recipients to inspect, suggest changes to, customize or enhance the software.

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

We believe that open source software is a viable and arguably superior alternative to traditional proprietary software. Open source software, as compared to proprietary software, offers a number of benefits to customers, including:

•	enabling a customer’s in-house development team to collaborate and innovate with a global community of independent developers and testers;

•	providing a customer’s in-house development team access to both binary and source code, and broader rights to copy, modify and redistribute the software;

•	offering a customer greater flexibility through open rather than proprietary protocols and formats;

•	permitting a customer ongoing access to improvements and fixes made to the software that are distributed by others; and

•	allowing a customer to inspect and help diagnose problems more easily and customize the software to suit its particular needs.

Subscription business model

We provide our software offerings to our customers primarily under annual or multi-year subscriptions as well as on-demand through CCSPs. Our subscription business model is designed to provide customers with a comprehensive technology solution for the duration of their subscription. A subscription generally entitles a customer to, among other things, a specified level of support, as well as security updates, fixes, functionality enhancements, upgrades to the technologies, each if and when available, and compatibility with an ecosystem of certified hardware and software. A subscription also includes access to the Red Hat Customer Portal, which provides customers with services such as our knowledge base, product usage documentation and account management tools. We offer customers subscription options that provide varying levels of customer support. In addition, our customers are eligible to participate in Red Hat’s Open Source Assurance program, which provides certain protections in the event of an intellectual property infringement claim based on our offerings.

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

Distribution of Red Hat offerings

We make Red Hat offerings available directly to customers and indirectly through various channels of distribution. Our direct sales channels include our sales force and our web store. Our indirect sales channels include CCSPs, distributors, embedded technology partners, independent software vendors (“ISVs”), systems integrators (“SIs”) and value added resellers (“VARs”). In addition, hardware original equipment manufacturers (“OEMs”) pre-load and support Red Hat offerings on their hardware products and sell their hardware together with Red Hat offerings as part of pre-configured solutions.

With the support and tools we make available, many of these companies have engineered and certified that their technologies run on or with Red Hat offerings, and, in some cases, independent hardware vendors (“IHVs”) and ISVs have built their products and solutions using our offerings. Our offerings can also be used on an on-demand basis through our CCSPs, allowing our customers to utilize their subscriptions with increased flexibility. We believe widespread support from these companies helps to increase the level of market acceptance and adoption of our offerings.

Support by leading technology providers

To facilitate the widespread deployment of Red Hat offerings, we have focused on gaining broad support for our offerings from technology providers that are critical to enterprises. For example, leading ISVs with applications that run on, or with, our technologies include BMC Software, Inc. (“BMC”), CA, Inc. (“CA”), EMC Corporation (“EMC”), Hewlett Packard Enterprise Company (“HPE”), International Business Machines Corporation (“IBM”), Microsoft Corporation (“Microsoft”), Oracle Corporation (“Oracle”), SAP AG (“SAP”), SAS Institute Inc. (“SAS”), Symantec Corporation (“Symantec”) and VMware, Inc. (“VMware”). In addition, we have certification and pre-load arrangements with leading hardware vendors including Cisco Systems, Inc. (“Cisco”), Dell Inc. (“Dell”), Fujitsu Limited (“Fujitsu”), HPE, Hitachi, Ltd (“Hitachi”), IBM, Lenovo Group Limited (“Lenovo”), and NEC Corporation (“NEC”). We also have certification agreements with leading networking, storage and telecommunication companies including Cisco, EMC, Ericsson Inc., HPE, Huawei Technologies Co., Ltd., NetApp, Inc. (“NetApp”) and Nokia Corporation. We have strategic relationships with leading semiconductor and technology companies, such as Advanced Micro Devices, Inc., ARM Holdings plc, Intel Corporation and IBM, and CCSPs, such as Alphabet Inc. (“Alphabet”), formerly known as Google Inc., Amazon.com, Inc. (“Amazon”), Fujitsu, IBM, Microsoft and Rackspace Hosting, Inc. (“Rackspace”). We also have relationships with a number of global SIs such as Accenture plc (“Accenture”), Atos ES, Computer Sciences Corporation, HPE, IBM, Tata Consultancy Services Limited (“TCS”), Tech Mahindra Limited and Wipro Limited.

Factors influencing our success

We believe our success is influenced by:

•	the extent to which we can expand the breadth and depth of our offerings;

•	our ability to enhance the value of our offerings through frequent and continuing innovation while maintaining stable platforms over multi-year periods;

•	the extent to which adoption of our emerging technology offerings by enterprises and similar institutions continues to increase;

•	our involvement and leadership in key open source communities, which enable us to develop, enhance and maintain our offerings;

•

our ability to generate increasing revenue directly and through partners and other strategic relationships, including CCSPs, distributors, embedded technology partners, IHVs, ISVs, OEMs, SIs, and VARs;

•	our ability to generate new and recurring revenue for our offerings;

•	the widespread and increasing deployment of open source technologies by enterprises and similar institutions;

•	our software, hardware, application and cloud service certification programs, which are intended to create an ecosystem of technologies that are compatible with our offerings and supported by us; and

•	our ability to provide customers with consulting and training services that generate additional subscription revenue.

Geographic areas and segment reporting

As of February 29, 2016, Red Hat had more than 85 locations around the world, including offices in North America, South America, Europe, Asia and Australia. Red Hat has three geographic operating segments: the Americas (U.S., Canada and Latin America), EMEA (Europe, Middle East and Africa) and Asia Pacific. These segments are aggregated into one reportable segment due to the similarity in the nature of offerings, financial performance, economic characteristics (e.g., revenue growth and gross margin), methods of production and distribution and customer classes (e.g., CCSPs, distributors, resellers and enterprise). See NOTE 2—Summary of Significant Accounting Policies and NOTE 20—Segment Reporting to our Consolidated Financial Statements for

further discussion of our operating segments. See Part I, Item 1A, “Risk Factors,” for a discussion of some of the risks attendant to our operations, including foreign operations.

Subscription revenue by product group

Subscription revenue for our Infrastructure-related offerings (Red Hat Enterprise Linux, Red Hat Satellite, Red Hat Enterprise Virtualization and related offerings) as a percentage of our total revenue were 72.1%, 74.0% and 76.3% for fiscal 2016, fiscal 2015 and fiscal 2014, respectively. Subscription revenue for our Application Development-related offerings (Red Hat JBoss Middleware) and other emerging technology offerings (including our cloud offerings, Red Hat Mobile and Red Hat Storage) as a percentage of our total revenue were 15.7%, 13.2% and 10.8% for fiscal 2016, fiscal 2015 and fiscal 2014, respectively. For additional financial information about our products and services, see NOTE 20—Segment Reporting to our Consolidated Financial Statements.

Customers

We sell our offerings to enterprises in a variety of industries, including financial services, government, healthcare, retail, telecommunications and transportation. For the fiscal year ended February 29, 2016, the U.S. government and its agencies represented in the aggregate approximately 10% of our total revenue. For the fiscal years ended February 28, 2015 and February 28, 2014, no customer accounted for more than 10% of our total revenue.

Backlog

We define total backlog as the value of non-cancellable subscription and service agreements, including total deferred revenue, which is billed, plus the value of non-cancellable subscription and service agreements to be billed in the future and not reflected in our financial statements. The value of non-cancellable subscription and service agreements at February 29, 2016 included deferred revenue classified as a current liability of $1.27 billion and long-term deferred revenue of $449.6 million. The value of non-cancellable subscription and service agreements to be billed in the future and not reflected in our financial statements is in excess of $410.0 million. The portion of total backlog at February 29, 2016 that we expect to be billed during the fiscal year ending February 28, 2017 is in excess of $275.0 million. At February 28, 2015, the value of non-cancellable subscription and service agreements included deferred revenue classified as a current liability of $1.10 billion and long-term deferred revenue of $387.2 million. The value of non-cancellable subscription and service agreements to be billed in the future and not reflected in our financial statements at February 28, 2015 was in excess of $380.0 million.

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

BUSINESS STRATEGY

Our business strategy is to partner with our customers as they maintain, migrate or modernize existing infrastructure and utilize new architectures. We implement our business strategy through (i) driving the widespread adoption of our offerings, (ii) expanding our portfolio of technology offerings that enable cloud computing, (iii) investing in the development of open source technologies and promoting the use of our technologies by software developers globally, (iv) pursuing strategic acquisitions and alliances, (v) increasing revenue from our existing customer base, (vi) increasing revenue by promoting a range of services to help our customers derive additional value, (vii) expanding routes to market, and (viii) growing our presence in international markets.

Driving the widespread adoption of our offerings

We believe that our open source offerings are a catalyst for change in the IT industry, enabling new deployments and migrations, which encourage a larger ecosystem of compatible hardware and software solutions. We seek to drive further adoption of our offerings by enhancing the value of our offerings through frequent and continuing innovations, supporting new and emerging technologies such as OpenStack and containers, and leveraging new delivery models such as on-demand consumption. Additionally, we believe the increasing use of Linux, middleware and other open source technologies in cloud environments can provide us with a greater ability to penetrate existing, and generate new, customer and partner opportunities. We also seek to encourage users of free versions of our technologies to become paying customers by helping these users understand the value proposition of our subscription offerings.

Expanding our portfolio of technology offerings that enable cloud computing

We intend to continue to expand our offerings that enable customers to increase their deployments of public and private clouds in their enterprise environments. Additionally, we expect to continue to expand our management and other technology offerings that help our customers to optimize resource allocation and enhance performance, agility and flexibility in hybrid cloud environments.

Investing in the development of open source technologies and promoting the use of our technologies by software developers globally

We intend to continue to invest significant resources in the development of open source technologies, capitalizing on our substantial experience working with open source development communities. We expect this continued investment to take the form of expenditures on internal development efforts, as well as continued funding of third-party open source projects and the expansion of our developer services. Additionally, we believe that by expanding and empowering the developers that use our technologies, we can enhance our technical leadership position and drive additional growth.

Pursuing strategic acquisitions and alliances

We expect to continue to pursue a selective acquisition strategy as opportunities arise to complement and expand our technology offerings and service capabilities. In our fiscal year ended February 29, 2016, we completed the acquisition of Ansible, Inc. (“Ansible”) a provider of IT automation solutions that allows its users to manage applications across hybrid cloud environments. The acquisition is intended to augment our management portfolio and help customers to deploy and manage applications across private and public clouds, speed service delivery through development and operations initiatives, streamline OpenStack installations and upgrades and accelerate container adoption by simplifying orchestration and configuration.

We also intend to create and extend our strategic alliances where it is beneficial to our business. To facilitate the widespread deployment of Red Hat offerings, we will continue efforts to build broader and deeper relationships with hardware and software providers and CCSPs critical to our customers.

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

Expanding routes to market

We intend to continue to grow our direct sales channel as well as our CCSPs, distributors, embedded technology partners, IHVs, ISVs, OEMs, VARs and other channel partner networks on a global basis. In addition, we are enhancing our relationships with SIs in order to expand our reach to customers that traditionally rely on SIs for advice and recommendations regarding their technology purchases.

Growing our presence in international markets

We have operations in a number of countries in the Americas, EMEA and Asia Pacific, with more than 85 locations worldwide. We expect to continue to expand our operations geographically when appropriate. See NOTE 20—Segment Reporting to our Consolidated Financial Statements for a discussion of our revenue by geographic area.

PRODUCTS AND SERVICES

Red Hat’s software offerings are designed to provide customers with high-performing, scalable, flexible, reliable and secure technologies that meet customers’ IT needs, both on-premise (i.e., running on computers located within a customer’s data center or in a private cloud) and in a public cloud. Through our offerings, our customers and partners are able to take advantage of the quality and value of open source software that we help to develop, aggregate, integrate, test, certify, deliver, maintain, enhance and support. Customers can also take advantage of the flexibility of our software offerings to build a variety of deployment models on which to run their applications, including in the legacy data centers and emerging technology ecosystems. Our service offerings include consulting, support and training.

Infrastructure-related offerings

Red Hat Enterprise Linux technologies. Red Hat Enterprise Linux is an operating system built with open source software components, including the Linux kernel, and is designed expressly for enterprise computing to run on a broad range of hardware in physical, virtual, container and cloud environments. An operating system is the software that allows a computer and its various hardware and software components to interact. A worldwide community of developers collaborates to improve Linux software components, and we believe we are able to integrate the best of those improvements into our stable, yet innovative and high-performing Red Hat Enterprise Linux platform. Moreover, Red Hat Enterprise Linux enjoys the support of major CCSPs, IHVs, ISVs, OEMs and other technology partners, increasing the interest of developers in adding further enhancements to the Linux kernel and other open source software components.

Red Hat Enterprise Linux delivers features required for enterprise deployments, including support for a wide range of ISV applications from vendors, such as BMC, CA, EMC, HPE, IBM, Microsoft, Oracle, SAP, SAS, Symantec and VMware; certification on multiple architectures and leading OEM platforms, including platforms offered by Cisco, Dell, Fujitsu, HPE, Hitachi, IBM, Lenovo and NEC; and comprehensive technical support, with up to 24x7, one-hour response, available from both Red Hat and selected OEM partners.

Red Hat Enterprise Linux is also available in multiple variants that allow customers to obtain a version of Red Had Enterprise Linux specifically for their use cases, applications, and hardware architectures. Variant options include Red Hat Enterprise Linux Atomic Host, designed to run applications with Linux containers, Red Hat Enterprise Linux for High-Performance Computing, Red Hat Enterprise Linux for IBM z Systems, and Red Hat Enterprise Linux for SAP Applications.

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

•

Extended Update Support—extends the software maintenance and support period of certain eligible Red Hat Enterprise Linux subscriptions for up to 24 months to give customers more flexibility with their resource and deployment cycles.

•

Red Hat Insights—provides a hosted service that is designed to help customers proactively identify and resolve technical issues in their Red Hat Enterprise Linux and Red Hat Cloud Infrastructure environments.

We believe that these add-ons provide customers with increased features, flexibility and choice.

Red Hat Satellite. Red Hat Satellite is a system management offering that is designed to make Red Hat infrastructure easier to deploy, scale and manage across physical and virtual servers, as well as on public and private clouds. Red Hat Satellite provides broad capabilities for systems provisioning, configuration management, content management and subscription management.

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

Application Development-related and other emerging technology offerings

Red Hat JBoss Middleware. Red Hat JBoss Middleware is a suite of offerings for developing, deploying and managing applications, integrating applications, data and devices, and automating business processes across physical, virtual, cloud and mobile environments. Red Hat JBoss Middleware offerings can also be deployed on OpenShift by Red Hat to provide middleware functionality as a service. Middleware generally refers to the software that enables the development, operation and integration of applications and other software. Red Hat

JBoss Middleware integrates, tests and refines enterprise-ready features from JBoss and other community projects into supported, stable, enterprise-class middleware platforms.

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

Red Hat cloud offerings. Utilizing the interoperability of our software technologies, we provide a number of offerings to assist users in creating cloud computing environments:

•

Red Hat Enterprise Linux OpenStack Platform—an infrastructure as a service offering that provides an enterprise-ready cloud foundation built on OpenStack technologies optimized for and integrated with Red Hat Enterprise Linux and Red Hat Enterprise Virtualization.

•

Red Hat Cloud Infrastructure—an offering that combines and integrates Red Hat Satellite, Red Hat Enterprise Virtualization, Red Hat CloudForms and Red Hat Enterprise Linux OpenStack Platform. Red Hat Cloud Infrastructure allows users to build and manage a private or hybrid infrastructure as a service cloud.

•

OpenShift by Red Hat—a cloud application platform (also called “platform as a service” or “PaaS”) that allows developers to develop, host and scale applications in a cloud environment. It automates the hosting, configuration, deployment and administration of application stacks in an elastic cloud environment utilizing Linux containers. OpenShift gives application developers self-service access so they can more easily deploy applications on demand. Customers can use OpenShift Enterprise in a private cloud environment, OpenShift Online in a public cloud environment for on-demand consumption, or OpenShift Dedicated in a public cloud environment using their own OpenShift instance managed by Red Hat. Customers can also use Red Hat JBoss xPaaS services for OpenShift to enable enterprise application development, deployment and integration capability with OpenShift.

We also provide offerings to help our customers manage their increasingly complex IT environments. Along with Red Hat Satellite, we offer Red Hat CloudForms, which is an open hybrid cloud management solution that allows users to deploy, monitor and manage services across cloud service providers, virtualized and container-based solutions. We also offer Ansible Tower, which is an IT automation and development and operations platform that provides simplified multi-tier application deployment and IT automation across hybrid clouds.

Red Hat Mobile. Red Hat Mobile technologies enable customers to develop, integrate, deploy and manage mobile applications for the enterprise. The Red Hat Mobile Application Platform offers flexibility in choosing front-end development tools while providing mobile backend as a service functionality, which is intended to provide more secure integration of mobile applications with back-end systems.

Red Hat Storage. Red Hat Storage technologies offer a software-defined storage platform that enables users to treat storage as a virtual resource across block, object and file system storage for deployment in hybrid cloud environments. Red Hat Storage software aggregates disk and memory resources of multiple physical servers into a unified storage pool, offering customers the ability to treat storage as a single scalable, shared, centrally-managed pool of virtual storage for files, block and object storage. Additionally, users of enterprise OpenStack deployments often use Red Hat Storage technologies for their storage needs.

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

Support. Our Red Hat subscriptions generally include varying levels of technical support to assist customers with implementing, configuring and using Red Hat technologies. In addition, Red Hat’s Customer Portal provides an online method for customers to obtain certified software, access a knowledge base and software update alerts and advisories, as well as interact with our technical support engineers. We also offer technical account management services for customers that require a more personalized support relationship. The technical account management services are designed to offer a highly skilled, proactive support engineer who understands a customer’s IT infrastructure and serves as a primary point of contact for technical support that is tailored to the customer’s business.

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

COMPETITION

The rapidly evolving and intensely competitive enterprise software industry is characterized by new industry standards, disruptive technology developments and frequent new product introductions. We compete with a number of large and well-established companies that have significantly greater financial resources, larger development staffs and more extensive marketing and distribution capabilities. We also compete with emerging start-up companies that may be able to innovate and provide products and services faster than we can. No assurance can be given that our efforts to compete effectively will be sufficient.

We believe that the major factors affecting the competitive landscape for our offerings include:

•	the name and reputation of the vendor or competitive offering;

•	the product price, performance, reliability, security and functionality;

•	the partnerships of the vendor with major industry hardware and/or software providers;

•	the channel strength and number of channel partners of the vendor;

•	the ability to adapt development, sales, marketing and support to the open source software model;

•	the financial and value relationship of subscription services;

•	the availability of third-party enterprise applications that are compatible with the technology;

•	the speed with which customers transition to cloud computing environments and the type of cloud computing environments utilized (public, private or hybrid);

•	the breadth of hardware and software ecosystem compatibility, including the ability to move IT workloads among various cloud offerings;

•	the number of cloud service providers;

•	the management framework for administering the software technologies;

•	the quality of consulting and support services;

•	the number of customer and company reference accounts;

•	the ability of the vendor to quickly diagnose software issues and provide patches and other solutions; and

•	the strength of the vendor’s relationships and reputation in the open source community.

With respect to our operating system offerings, our competitors include Microsoft, which offers a hardware-independent, multi-user operating system that competes with Red Hat’s offerings. Moreover, we also compete with HPE, IBM, Oracle and Unisys Corporation, each of which offers the UNIX operating system. Many of these competitors bundle competitive operating systems, such as UNIX, with their own hardware and additional software offerings, thereby making it more difficult for us to penetrate their customer bases. With respect to Linux operating systems, our competitors include Micro Focus International plc, with its SUSE brand of Linux, and Amazon’s and Oracle’s Linux offerings. We also compete with freely available Linux distributions, such as CentOS, Debian, Fedora, openSUSE and Ubuntu.

With respect to our virtualization offerings, our competitors include Citrix Systems, Inc. (“Citrix”), Microsoft, Oracle and VMware. Microsoft and VMware offer virtualization technologies that are certified and supported with Red Hat Enterprise Linux operating system offerings, and Microsoft supports its server operating systems and application servers running on our virtualization offerings.

With respect to our middleware offerings, our competitors include IBM, Microsoft, Oracle and Pivotal Software, Inc. (“Pivotal”). Most of these vendors offer the majority of their middleware products under a typical proprietary software license model. IBM and Oracle often bundle hardware and software for their customers, making it more difficult for us to penetrate their customer bases. Our middleware offerings are heavily dependent on the Java computing platform, which is controlled by Oracle.

With respect to our cloud technologies, we compete with companies that provide tools for enterprises to create private clouds, such as Citrix, HPE, Microsoft, Mirantis Inc., Pivotal and VMware, companies that provide platform as a service offerings, such as IBM and Pivotal, and companies that provide public clouds and that allow users to consume computing resources as a service without the need to purchase equipment or software, such as Alphabet, Amazon, IBM, Microsoft and Rackspace.

With respect to our mobile offerings, our competitors include IBM, Oracle, salesforce.com, inc. (“Salesforce”) and SAP as well as more mobile-focused companies such as Kony, Inc., Kinvey, Inc. and AnyPresence, Inc. Increasingly, cloud service providers are also offering mobile development services as part of their enterprise cloud offerings.

With respect to our storage offerings, we compete with companies that provide storage products, such as EMC and NetApp. Public cloud service providers, such as Amazon and Rackspace, also offer storage capabilities.

With respect to our service offerings, we face competition in the markets for services related to the development, deployment and integration of enterprise technologies. Our competitors in these markets include Accenture, HPE, IBM and TCS, as well as other technology consulting companies.

Due to the nature of open source technology, the open source software model is not characterized by the traditional barriers to entry that are found in the proprietary software model. For example, the financial and legal barriers to creating a new Linux distribution are relatively low because the software components typically included in Linux distributions are publicly available under open source licenses that permit copying, modification and redistribution. Anyone can use, copy, modify and redistribute Red Hat Enterprise Linux, Red Hat JBoss Middleware and our other open source offerings. However, they are not permitted to refer to these products as “Red Hat” or “Red Hat JBoss” products unless they have a formal business relationship with us that allows for such references. Moreover, our customers agree that during their support relationship with Red Hat, they will purchase a support subscription based on the number of computer systems, cores, sockets or other units on which they deploy Red Hat’s software. In addition, the primary means by which customers can receive Red Hat software, as well as security updates, fixes, functionality enhancements and upgrades to the technologies, each if and when available, is to purchase and maintain a current subscription directly from us or our partners with whom we have agreements.

There are significantly more enterprise applications available for competing operating systems technologies, such as Windows, than there are for Red Hat Enterprise Linux. An integral part of our strategy has been to help address these shortcomings by, among other methods, strengthening our existing strategic and channel partner relationships and entering into new ones to expand our marketing and distribution capabilities and by attracting more attention to the open source movement. Also, increasing the adoption of Red Hat technologies as well as the .Net infrastructure becoming available to the open source community can create additional opportunities and incentives for software developers to write more applications that are compatible with Red Hat technologies.

SOFTWARE ENGINEERING AND DEVELOPMENT

We have invested, and intend to continue to invest, significant resources in research and development. We expended $413.3 million, $367.9 million and $317.3 million, in our fiscal years ended February 29,

2016, February 28, 2015, and February 28, 2014, respectively, in research and development costs. We focus and modify our research and development efforts based on our business strategy, the needs of users and changes in the marketplace. Our development efforts are currently focused on adding new or improved functionality to our offerings that is needed by customers or that supports the expansion of our third-party hardware and software ecosystem. However, any upgrades and enhancements are offered on an if-and-when-available basis. Red Hat is also investing in developing new software offerings and enabling new forms of development that are aimed at customers who seek hybrid, private and public cloud computing solutions. Our software engineers collaborate with open source software development teams working through open source communities, such as the Apache Camel, the CentOS project, the Ceph community project, Cloud Native Computing Foundation, the Fedora Project, FeedHenry, GlusterFS, the JBoss community projects, Linux Kernel, Open Container Initiative, Open Platform for NFV, OpenShift Origin, OpenStack and Project Kubernetes. This involvement enables us to remain abreast of, and in some instances lead, certain technical advances, plans for development of new features and timing of releases, as well as other information related to the management of open source projects.

Our software engineers make development contributions to many components comprising Red Hat software offerings, such as Red Hat Enterprise Linux, Red Hat Satellite, Red Hat Enterprise Virtualization, Red Hat JBoss Middleware, Red Hat Enterprise Linux OpenStack Platform, Red Hat Cloud Infrastructure, OpenShift by Red Hat, Red Hat Mobile and Red Hat Storage, and provide leadership within the various open source communities across many of the core components. Our software engineers also perform extensive testing of Red Hat technologies. We use various industry recognized methods of quality assurance testing to seek to ensure that our technologies are ready for use by our customers when delivered. We also work closely with leading hardware and software vendors to seek to ensure that their hardware and applications will operate effectively with Red Hat platforms.

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

Third parties have, in the past, asserted and, in the future, may assert, infringement claims against us which may result in costly litigation or require us to obtain a license to third-party intellectual property rights. See Part I, Item 3, “Legal Proceedings”. There can be no assurance that such licenses will be available on reasonable terms or at all, which could have a material adverse effect on our business, operating results and financial condition. Red Hat regularly commits to its subscription customers that if portions of our offerings are found to infringe third-party intellectual property rights we will, at our expense and option: (i) obtain the right for the customer to continue to use the technology consistent with their subscription agreement with us; (ii) modify the technology so that its use is non-infringing; or (iii) replace the infringing component with a non-infringing component, and defend them against specified infringement claims. Although we cannot predict whether we will need to satisfy these commitments and we often have limitations on these commitments, satisfying these commitments could be costly, be time-consuming, divert the attention of technical and management personnel, and adversely affect our business, financial condition, operating results and cash flows.

We also generally enter into confidentiality and nondisclosure agreements with our employees and consultants and seek to control access to and distribution of our confidential documentation and other proprietary information.

EMPLOYEES

As of February 29, 2016, Red Hat had approximately 8,800 employees.

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

RISKS RELATED TO BUSINESS UNCERTAINTY

We face intense competition.

The enterprise software industry is rapidly evolving and intensely competitive, and is subject to changing technologies, shifting customer needs, and frequent introductions of new products and services. We compete based on our ability to provide our customers with enterprise software and related service offerings that best meet their needs at a compelling price. We expect that competition will continue to be intense, and there is a risk that our competitors’ products may provide better performance or include additional features when compared to our offerings. Competitive pressures could also affect the prices we may charge or the demand for our offerings, resulting in reduced profit margins and loss of market share.

Our current and potential competitors range from large and well-established companies to emerging start-ups. Some of our competitors have significantly greater financial resources and name recognition, larger development and sales staffs and more extensive marketing and distribution capabilities. Certain competitors also bundle hardware and software offerings, making it more difficult for us to penetrate their customer bases. As the enterprise software industry evolves, the competitive pressure for us to innovate encompasses a wider range of products and services, including new offerings that require different expertise than our current offerings. Some competitors may be able to innovate and provide products and services faster than we can. Moreover, if we are unable to effectively communicate the value of our subscription model, we may not compete effectively in attracting new, and maintaining existing, customers.

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

We operate in highly competitive markets that are characterized by rapid technological change, such as the transition of many of our enterprise customers to cloud computing environments and frequent new product and service announcements. Our continued success will depend on our ability to adapt to rapidly changing technologies and user preferences, to adapt our offerings to evolving industry standards, to predict user preferences and industry changes and to improve the performance and reliability of our offerings. Our failure to adapt to such changes could harm our business, and our efforts to adapt to such changes could require substantial expenditures on our part to modify our offerings or infrastructure. Delays in developing, completing or delivering new or enhanced offerings and technologies could result in delayed or reduced revenue for those offerings and could also adversely affect customer acceptance of those offerings and technologies. The success of new and enhanced offering introductions depends on several factors, including our ability to invest significant resources in research and development in order to enhance our existing offerings and introduce new offerings in a timely manner, successfully promote the offerings, manage the risks associated with the offerings, make sufficient resources available to support the offerings and address any quality or other defects in the early stages of introduction. Even if we are able to enhance our existing offerings or introduce new offerings that are well perceived by the market, if our marketing or sales efforts do not generate interest in or sales for these offerings they may be unsuccessful.

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

Our success depends in part on our ability to continue to establish and maintain strategic relationships with industry-leading cloud service providers, hardware original equipment manufacturers, independent software vendors and system integrators, such as Amazon.com, Inc., Cisco Systems, Inc., Dell Inc., Fujitsu Limited, Hewlett Packard Enterprise Company, International Business Machines Corporation, Microsoft Corporation, NEC Corporation, Oracle Corporation, SAP AG and others. Many of these strategic partners have engineered and certified that their technologies run on or with our offerings and, in some cases, have built their products and solutions using our offerings. We may not be able to maintain these relationships or replace them on attractive terms in the future. Some of our strategic partners offer competing products and services. As a result of these factors, many of the companies with which we have strategic alliances may choose to pursue alternative technologies and develop alternative products and services in addition to or in lieu of our offerings, either on their own or in collaboration with others, including our competitors. Moreover, we cannot guarantee that the companies with which we have strategic relationships will market our offerings effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support. As our agreements with strategic partners terminate or expire, we may be unable to renew or replace these agreements on comparable terms, or at all.

We rely, to a significant degree, on indirect sales channels for the distribution of our offerings, and disruption within these channels could adversely affect our business, financial condition, operating results and cash flows.

We use a variety of different indirect distribution methods for our offerings, including channel partners, such as certified cloud service providers, distributors, embedded technology partners, hardware original equipment manufacturers, independent software vendors, system integrators and value added resellers. A number of these partners in turn distribute via their own networks of channel partners with whom we have no direct relationship. These relationships allow us to offer our technologies to a much larger customer base than we would otherwise be able through our direct sales and marketing efforts.

We rely, to a significant degree, on each of our channel partners to select, screen and maintain relationships with its distribution network and to distribute our offerings in a manner that is consistent with applicable law and regulatory requirements and our quality standards. If our channel partners or a partner in its distribution network violate applicable law or regulatory requirements or misrepresent the functionality of our offerings, our reputation could be damaged and we could be subject to potential liability. Furthermore, our channel partners may offer their own products and services or the products and services of other companies that compete with our offerings or may not distribute and market our offerings effectively. Moreover, our existing channel partner relationships do not, and any future channel partner relationships may not, provide for any exclusivity regarding marketing or distribution. In addition, if a channel partner is acquired by a competitor, its business units are reorganized or divested or its financial conditions were to weaken, our revenue derived from that partner may be adversely impacted.

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

The duration and extent of economic downturns, regional financial instability, and economic and market conditions in general could adversely affect our business, financial condition, operating results and cash flows.

Economic weakness and uncertainty, tightened credit markets and constrained IT spending from time to time contribute to slowdowns in the technology industry, as well as in the industries of our customers and the geographic regions in which we operate, which may result in reduced demand and increased price competition for our offerings. Our operating results in one or more geographic regions or customer industries may also be affected by uncertain or changing economic conditions within that region or industry. Continuing uncertainty about future economic conditions may, among other things, negatively impact our current and prospective customers and result in delays or reductions in technology purchases or lengthen our sales cycle. Adverse economic conditions also may negatively impact our ability to obtain payment for outstanding debts owed to us by our customers or other parties with whom we do business. In addition, such conditions may impact our investment portfolio, and we could determine that some of our investments have experienced an other-than-temporary decline in fair value, requiring an impairment charge that could adversely impact our financial condition and operating results. Also, such conditions may make it more difficult to forecast operating results. If global economic conditions, or economic conditions in the U.S., Europe, Asia or in other key geographic regions or customer industries, were to remain uncertain or persist, spread or deteriorate further, current and prospective customers may delay or reduce their IT spending, which could adversely affect our business, financial condition, operating results and cash flows.

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

We have expanded our operations rapidly in recent years. For example, our total revenue increased from $1.79 billion for the fiscal year ended February 28, 2015 to $2.05 billion for the fiscal year ended February 29, 2016. Moreover, the total number of our employees increased from approximately 7,300 as of February 28, 2015 to approximately 8,800 as of February 29, 2016. In addition, we continue to explore ways to extend our offerings and geographic reach. Our growth has placed and will likely continue to place a strain on our management systems, information systems, resources and internal controls. Our ability to successfully provide our offerings and implement our business plan requires adequate information systems and resources, internal controls and oversight from our senior management. As we expand in international markets, these challenges increase as a result of the need to support a growing business in an environment of multiple languages, cultures, customs, legal systems, dispute resolution systems, regulatory systems and commercial practices. As we grow, (i) we may not be able to adequately screen and hire or adequately train, supervise, manage or develop sufficient personnel, and (ii) we may not be able to develop or effectively manage our controls, oversight functions or information systems. If we are unable to effectively manage our growth, our business, financial condition, operating results and cash flows could be adversely affected.

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

One of the characteristics of open source software is that anyone may modify and redistribute the existing open source software and use it to compete with us. Such competition can develop without the degree of overhead and lead time required by traditional proprietary software companies. It is possible for competitors with greater resources than ours to develop their own open source solutions or acquire a smaller business that has developed open source offerings that compete with our offerings, potentially reducing the demand for, and putting price pressure on, our offerings. In addition, some competitors make their open source software available for free download and use on an ad hoc basis or may position their open source software as a loss leader. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure and/or the availability of open source software will not result in price reductions, reduced operating margins and loss of market share. Additionally, any failure by us to provide high-quality technical support, or the perception that we do not provide high-quality technical support, could harm our reputation and negatively impact our ability to sell subscriptions for our open source offerings to existing and prospective customers. If we are unable to differentiate our open source offerings from those of our competitors or compete effectively with other open source offerings, our business, financial condition, operation results and cash flows could be adversely affected.

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

Our emerging technology offerings are based on developing technologies and business models, and the potential market for these offerings remains uncertain.

Our emerging technology offerings, which include our cloud, mobile and storage offerings, are based on developing technologies and business models, the success of which will depend on the technological and operational benefits and cost savings associated with the adoption of these technologies. These technologies are rapidly evolving, and their development is a complex and uncertain process requiring high levels of innovation and investment as well as the accurate anticipation of technology trends, market demand and customer needs. We expect competition to remain intense and, as with many emerging IT sectors, these technologies may be subject to a “first mover” effect pursuant to which certain product offerings rapidly capture a significant portion of market share and developer attention. Moreover, we may make errors in reacting to relevant business trends and predicting which technologies are successful or otherwise develop into industry standards.

Adoption of emerging technologies may occur more slowly or less pervasively than we expect and the revenue growth associated with these offerings may be slower than currently expected. Moreover, even if emerging technologies are adopted widely by enterprises, our offerings in these areas may not attract a sufficient number of users or generate attractive financial results. We incur expenses associated with these offerings in advance of our ability to generate associated revenue. Demand for our emerging technology offerings may unfavorably impact demand for our other offerings, including software subscriptions and related professional services. If the market for our emerging technologies offerings fails to develop adequately, it could have an adverse effect on our business, financial condition, operating results and cash flows.

Our business model may encounter customer resistance or we may experience a decline in the demand for our offerings.

We provide Red Hat enterprise technologies primarily under annual or multi-year subscriptions. A subscription generally entitles a customer to, among other things, a specified level of support, as well as security updates, fixes, functionality enhancements, upgrades to the technologies, each, if and when available, and compatibility with an ecosystem of certified hardware and software. While we believe this practice complies with the requirements of the GNU General Public License, and while we have reviewed this practice with the Free Software Foundation, the organization that maintains and provides interpretations of the GNU General Public License, customers may fail to honor the terms of our subscription agreements.

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

As technologies and the markets for our enterprise offerings change, our annual or multi-year subscription-based business model may no longer meet the needs of our customers. For example, a business model based on annual or multi-year subscriptions may no longer be competitive in an environment where disruptive technologies (such as cloud computing) enable customers to consume computing resources on an hourly basis or for free. We also develop and offer these disruptive technologies with consumption-based pricing, which may have an effect on the demand for our subscription-based offerings.

An increased focus on developing and providing emerging technology offerings may require a greater focus on marketing more holistic solutions, rather than individual offerings. Consequently, we may need to develop appropriate marketing and pricing strategies for our offerings, our customers’ purchasing decisions may become more complex and require additional levels of approval and the duration of sales cycles for our offerings may increase.

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

Our customers may not renew their subscriptions after the expiration of their subscription agreements and in fact some customers elect not to do so. In addition, our customers may opt for a lower-priced edition of our offerings or for fewer subscriptions. We have limited historical data with respect to rates of customer subscription renewals, so we cannot accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our services and their ability to continue their operations and spending levels. Government contracts could be subject to future funding that may affect the extension or termination of programs and generally are subject to the right of the government to terminate for convenience or non-appropriation. If we experience a decline in the renewal rates for our customers or they opt for lower-priced editions of our offerings or fewer subscriptions, our business, financial condition, operating results and cash flows may be adversely affected.

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

We believe that the brand identities that we have developed have contributed significantly to the success of our business. We also believe that maintaining and enhancing our brands is important to expanding our customer and partner base and attracting talented employees. In order to maintain and enhance our brands, we may be required to make further investments that may not be successful. Maintaining our brands will depend in part on our ability to remain a leader in open source technology and our ability to continue to provide high-quality offerings. If we fail to promote and maintain our brands, or if we incur excessive costs in doing so, our business, financial condition, operating results and cash flows may be adversely affected.

Security breaches and data loss may expose us to liability, harm our reputation and adversely affect our business.

Our business involves the production and distribution of enterprise software technologies, as well as hosting applications. As part of our business, we (or third parties with whom we contract) receive, store and process our data, as well as our customers’ and partners’ data. While we take security and testing measures relating to our offerings and operations, those measures may not prevent security breaches and data loss that could harm our business or the businesses of our customers and partners. Advances in computer capabilities, new discoveries in the field of cryptography, inadequate technology or facility security measures or other factors may result in data loss or a compromise or breach of our systems and the data we receive, store and process (or systems and the data received, stored and processed by third parties with whom we contract). These security measures may be breached or data lost as a result of actions by third parties, employee error (such as weak passwords or unencrypted devices), malfeasance or vulnerabilities or security bugs found in software code. A party who is able to circumvent security measures or exploit inadequacies in security measures, could, among other things, misappropriate proprietary information (including information about our employees, customers and partners, our customers’ information, financial data and data that others could use to compete against us), cause the loss or disclosure of some or all of this information, cause interruptions or denial of service in our or our customers’ operations, cause delays in development efforts or expose customers (and their customers) to computer viruses or other disruptions or vulnerabilities. A compromise to these systems could remain undetected for an extended period of time, exacerbating the impact of that compromise. These risks may increase as we continue to grow our cloud, mobile and services offerings and as we receive, store and process more of our customers’ data. Actual or perceived vulnerabilities may lead to regulatory investigations, claims against us by customers, partners or other third parties, or costs, such as those related to providing customer notifications and fraud monitoring. While our customer agreements typically contain provisions that seek to limit our liability, there is no assurance these provisions will be enforceable and effective under applicable law. In addition, the cost and operational consequences of implementing further data protection measures could be significant. Moreover, because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any loss of data or compromise of our systems or the data we receive, store or process (or systems and the data received, stored and processed by third parties with whom we contract) could result in a loss of confidence in the security of our offerings, damage our reputation, loss of channel or strategic partners, lead to legal liability and adversely affect our business, financial condition, operating results and cash flows.

We are vulnerable to technology infrastructure failures, which could harm our reputation and adversely affect our business.

We rely on our technology infrastructure, and the technology infrastructure of third parties, for many functions, including selling our offerings, supporting our partners, fulfilling orders and billing, and collecting and making payments. This technology infrastructure may be vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, terrorist attacks, computer intrusions, vulnerabilities and viruses, software errors, computer denial-of-service attacks and other events. A significant number of the systems making up this infrastructure are not redundant, and our disaster recovery planning may not be sufficient for every eventuality. This technology infrastructure may fail or be vulnerable to damage or interruption because of actions by third parties or employee error or malfeasance. We may not carry business interruption insurance sufficient to protect us from all losses that may result from interruptions in our services as a result of technology infrastructure failures or to cover all contingencies. Any interruption in the availability of our websites and on-line interactions with customers or partners may cause a reduction in customer or partner satisfaction levels, which in turn could cause additional claims, reduced revenue or loss of customers or partners. Despite any precautions we may take, such problems could result in, among other consequences, a loss of data, loss of confidence in the stability and reliability of our offerings, damage to our reputation, and legal liability, all of which may adversely affect our business, financial condition, operating results and cash flows interruptions.

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

We utilize various types of software licensed from unaffiliated third parties in our offerings. Aspects of our business could be disrupted if any of the software we license from others or functional equivalents of this software were no longer available to us, no longer offered to us on commercially reasonable terms or changed in ways or included defects that make the third-party software unsuitable for our use. In these cases, we would be required to either redesign our technologies to function with software available from other parties, develop these components ourselves or eliminate the functionality, which could result in increased costs, the need to mitigate customer issues, delays in delivery of our offerings and the release of new offerings and limit the features available in our current or future offerings.

RISKS RELATED TO LEGAL UNCERTAINTY

If our technologies are found or alleged to infringe third-party intellectual property rights, we may be required to take costly and time-consuming actions to meet our commitments to customers.

We regularly commit to our subscription customers that if portions of our offerings are found to infringe third-party intellectual property rights we will, at our expense and option: (i) obtain the right for the customer to continue to use the technology consistent with their subscription agreement with us; (ii) modify the technology so that its use is non-infringing; or (iii) replace the infringing component with a non-infringing component, and defend them against specified infringement claims. Although we cannot predict whether we will need to satisfy these commitments and we often have limitations on these commitments, satisfying these commitments could be costly, be time-consuming, divert the attention of technical and management personnel, and adversely affect our business, financial condition, operating results and cash flows. In addition, our insurance policies would likely not adequately cover our exposure to this type of claim. Finally, because we have agreed to defend our subscription customers against specified infringement claims arising from the use of our offerings, we could become involved in litigation brought against such customers if our services and technology are allegedly implicated.

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

Governmental regulations affecting the import or export of software could adversely impact our business.

Due to the global nature of our business, we are subject to import and export restrictions and regulations, including the Export Administration Regulations administered by the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) and the trade and economic sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). The U.S., through the BIS and OFAC, places restrictions on the sale or export of certain products and services to certain countries and persons (“denied parties”). Violators of these export control and sanctions laws may be subject to significant penalties, which may include significant monetary fines, criminal proceedings against them and their officers and employees, a denial of export privileges, and suspension or debarment from selling products or services to the federal government.

Any such penalties could have an adverse effect on our business, financial condition, operating results and cash flows. In addition, the political and media scrutiny surrounding any governmental investigation of us could cause us significant expense and reputational harm and distract senior executives from managing our normal day-to-day operations.

Our products could also be shipped to denied parties by third parties, including our channel partners. Even though we take precautions to ensure that our channel partners comply with all relevant import and export regulations, any failure by our channel partners to comply with such regulations could have negative consequences for us, including reputational harm, government investigations and penalties.

We could be prevented from selling or developing our software if the GNU General Public License and similar licenses under which our technologies are developed and licensed are not enforceable or are modified so as to become incompatible with other open source licenses.

A number of our offerings, including Red Hat Enterprise Linux, have been developed and licensed under the GNU General Public License and similar open source licenses. These licenses state that any program licensed under them may be liberally copied, modified and distributed. It is possible that a court would hold these licenses to be unenforceable or that someone could assert a claim for proprietary rights in a program developed and distributed under them. Additionally, if any of the open source components of our offerings may not be liberally copied, modified or distributed, then our ability to distribute or develop all or a portion of our offerings could be adversely impacted. In addition, licensors of open source software employed in our offerings may, from time to time, modify the terms of their license agreements in such a manner that those license terms may become incompatible with other open source licenses in our offerings or our end user license agreement, and thus could, among other consequences, prevent us from distributing the software code subject to the modified license.

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

When we undertake actions to protect and maintain ownership and control over our intellectual property, including patents, copyrights and trademark rights, our standing in the open source community could be adversely affected as the community supports the ability to write and share code freely. This in turn could limit our ability to continue to rely on this community, upon which we are dependent, as a resource to help develop and improve our technologies and further our research and development efforts, and could adversely affect our business.

Our “Patent Promise” on software patents limits our ability to enforce our patent rights in certain circumstances.

As part of our commitment to the open source community, we provide our Patent Promise on software patents. Under our Patent Promise, we agree, subject to certain limitations, to not enforce our patent rights against users of open source software covered by certain open source licenses, including the GNU General Public License version 2.0 and version 3.0, GNU Lesser General Public License version 2.1 and version 3.0, IBM Public License version 1.0, Common Public License version 1.0, Q Public License version 1.0, Open Software License version 3.0 and any other open source license granted by Red Hat. While we may be able to claim protection of our intellectual property under other rights, such as trade secrets or contractual rights, our Patent Promise effectively limits our ability to assert our patent rights against these third parties (even if we were to conclude that their use infringes our patents with competing offerings), unless any such third party asserts its patent rights against us. This limitation on our ability to assert our patent rights against others could harm our business and ability to compete.

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

If we fail to comply with laws and regulations regarding data privacy and protection, our business could be adversely affected.

Our business is subject to a variety of federal, state and international laws and regulations that apply to the collection, use, retention, protection, disclosure, transfer and processing of personal data. These data privacy- and protection-related laws and regulations are evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. For example, in October 2015, the European Court of Justice invalidated the U.S.—EU Safe Harbor Framework. The Safe Harbor Framework had established a lawful method for the transfer of personal data from the European Economic Area (“EEA”) to the U.S. The decision of the European Court of Justice has resulted in increased uncertainty and greater complexity and risk relating to transfers of personal data from the EEA to the U.S.

Any failure by us to comply with data privacy- and protection-related laws and regulations could result in enforcement actions, significant penalties or other legal actions against us or our customers or suppliers. An actual or alleged failure to comply, which could result in negative publicity, reduce demand for our offerings, increase the cost of compliance, require changes in business practices that result in reduced revenue, restrict our ability to provide our offerings in certain locations, result in our customers’ inability to use our offerings and prohibit data transfers or result in other claims, liabilities or sanctions, including fines, could have an adverse effect on our business, financial condition, operating results and cash flows.

If we fail to comply with our customer contracts or government contracting regulations, our business could be adversely affected.

Our contracts with our customers may include specialized performance requirements. In particular, our contracts with federal, state, provincial and local governmental customers are subject to various government certification requirements, procurement regulations, contract provisions and other requirements relating to their formation, administration and performance. Any failure by us or our channel partners to comply with the specific provisions in our customer contracts or any violation of government contracting regulations by us or our channel partners could result in the imposition of various civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments and, in the case of our government contracts, fines and suspension from future government contracting. In addition, we may be subject to qui tam litigation, the process by which a private individual sues or prosecutes on behalf of the government relating to government contracts and shares in the proceeds of any successful litigation or settlement, which could include claims for up to treble damages. Further, any negative publicity related to our customer contracts or any proceedings surrounding them, regardless of its accuracy, may damage our business and affect our ability to compete for new contracts. There is increased pressure for governments and their agencies, both domestically and internationally, to reduce spending. If our customer contracts are terminated, if we are suspended from government work, if we are unable to meet government certification requirements, or if our ability to compete for new contracts is adversely affected, we could suffer an adverse effect on our business, financial condition, operating results and cash flows.

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

Due to the unpredictability of the IT spending environment, among other reasons, our revenue and operating results have fluctuated and may continue to fluctuate. We base our current and projected future expense levels, in part, on our estimates of future revenue. Our expenses are, to a large extent, fixed in the short term. Accordingly, we may not be able to adjust our spending quickly enough to protect our projected operating results for a quarter if our revenue in that quarter falls short of our expectations. Additionally, a significant portion of our quarterly sales typically occur during the last weeks of the quarter and our revenue and operating results may be adversely impacted if we are unable to process an increasing number of transactions by the end of the quarter. If, among other considerations, our future financial performance falls below the expectations of securities analysts or investors or we are unable to increase or maintain profitability, the market price of our common stock may decline.

We may not be able to meet the financial and operational challenges that we will encounter as our international operations, which represented approximately 40.9% of our total revenue for the fiscal year ended February 29, 2016, continue to expand.

Our international operations accounted for approximately 40.9% of total revenue for the fiscal year ended February 29, 2016. As we expand our international operations, we may have difficulty managing and administering a globally dispersed business and we may need to expend additional funds to, among other activities, reorganize our sales force and technical support services team, outsource or supplement general and administrative functions, staff key management positions, obtain additional information technology infrastructure and successfully localize offerings for a significant number of international markets, which may adversely affect our operating results. Additional challenges associated with the conduct of our business globally that may adversely affect our operating results include:

•	fluctuations in exchange rates;

•	pricing environments;

•	longer payment cycles and less financial stability of customers;

•	economic, political, compliance and regulatory risks associated with specific countries;

•	laws and policies of the U.S. and other jurisdictions affecting trade, foreign investment, loans, and taxes;

•	difficulty selecting and monitoring channel partners;

•	differing technology standards and customer requirements;

•	lower levels of availability or use of the Internet, through which our software is often delivered;

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

During our fiscal year ended February 29, 2016, a substantial portion of our subscription revenue was derived from our Red Hat Enterprise Linux offerings. Although we are continuing to develop other offerings, we expect that revenue from Red Hat Enterprise Linux will constitute a majority of our revenue for the foreseeable future. Declines and variability in demand for Red Hat Enterprise Linux could occur as a result of:

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

As the markets for our offerings mature and the scale of our business increases, our rate of revenue, deferred revenue and operating cash flow growth may be lower than the growth rates we experienced in earlier periods. In addition, to the extent that the adoption of our offerings occurs more slowly or is less pervasive than we expect, our growth rates may slow or decline, which could adversely affect our stock price. Historical period-to-period comparisons of our revenue, deferred revenue and operating cash flow may not be meaningful and are not guarantees of our future performance.

We may be subject to greater tax liabilities.

We are subject to income and other taxes in the U.S. and in numerous foreign jurisdictions. Our domestic and foreign tax liabilities are subject to the allocation of revenue and expenses in different jurisdictions. Additionally, the amount of taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we operate. Changes in tax laws, or in judicial or administrative interpretations of tax laws, could have an adverse effect on our business, financial condition, operating results and cash flows. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly subject to audits by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Economic and political pressures to increase tax revenue in various jurisdictions may make resolving tax disputes more difficult. The results of an audit or litigation could adversely affect our financial statements in the period or periods for which that determination is made.

We earn a significant amount of our operating income from outside the U.S., and any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates for the company. In addition, there have been proposals to change U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form this proposed legislation may pass, if enacted it could adversely affect our operating results and cash flows.

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

We maintain an investment portfolio of various holdings, types and maturities. Our portfolio as of February 29, 2016 consisted primarily of money market funds, U.S. government and agency securities, European sovereign and agency securities with a rating of AA or higher, certificates of deposit, and corporate securities.

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

The occurrence of one or more epidemics, geo-political events (such as civil unrest or terrorist attacks), Internet and power outages or natural disasters in a country in which we operate or in which technology industry suppliers or our customers are located, could adversely affect our business, financial condition, operating results and cash flows. Such events could result in physical damage to, or the complete loss of, one or more of our facilities, the lack of an adequate work force in a market, the inability of our customers to access our offerings, the inability of our associates to reach or have transportation to our facilities or our customers’ facilities directly affected by such events, the evacuation of the populace from areas in which our facilities are located, changes in the purchasing patterns of our customers, the temporary or long-term disruption in the supply of computer hardware and related components, the disruption or delay in the manufacture and transport of goods globally, the disruption of utility services to our facilities or to suppliers, partners or customers, or disruption in our communications with our customers.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new offerings by us or our competitors, announcements relating to strategic decisions, announcements related to key personnel, customer purchase delays, service disruptions, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, news reports relating to trends in our markets, the commencement or termination of any share repurchase program, general economic conditions and other risks listed herein.

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

In addition to our headquarters, we have leased office facilities in over 35 countries and more than 85 locations. Significant locations in North America include Atlanta, Georgia; Chicago, Illinois; Dallas, Texas; Durham, North Carolina, Los Angeles, California; Mahwah, New Jersey; McLean, Virginia; Montreal, Canada; Mountain View, California; New York, New York; Toronto, Canada and Westford, Massachusetts. Significant locations in Latin America include Buenos Aires, Argentina; Mexico City, Mexico; Santiago, Chile and Sao Paulo, Brazil. Significant locations in EMEA include Amsterdam, Netherlands; Barcelona, Spain; Brno, Czech Republic; Cork, Ireland; Farnborough, United Kingdom; Frankfurt, Germany; London, United Kingdom; Madrid, Spain; Milan, Italy; Munich, Germany; Paris, France; Ra’anana, Israel; Rome, Italy; Stockholm, Sweden; Stuttgart, Germany and Waterford, Ireland. Significant locations in Asia Pacific include Bangalore, India; Beijing, China; Brisbane, Australia; Hong Kong; Melbourne, Australia; Mumbai, India; New Delhi, India; Pune, India; Seoul, South Korea; Singapore; Sydney, Australia and Tokyo, Japan. We believe that in all material respects our properties have been satisfactorily maintained, are in good condition and are suitable for our operations.

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

Market Information

Our common stock trades on the New York Stock Exchange under the symbol “RHT”. The chart below sets forth the high and low sales price for each of the quarters of the fiscal years ended February 29, 2016 and February 28, 2015.

	FY 2016		FY 2015
Quarter	High	Low	High	Low
First	$79.35	$65.00	$61.45	$47.45
Second	$81.49	$67.01	$62.69	$49.59
Third	$83.00	$68.36	$63.69	$52.53
Fourth	$84.44	$59.59	$71.77	$57.87

Holders

As of April 19, 2016, we estimate that there were 1,261 registered stockholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future.

Stock Performance Graph

The following graph shows a comparison of cumulative total return (equal to dividends plus stock appreciation) during the period from February 28, 2011 through February 29, 2016 for:

•	Red Hat, Inc.;

•

a peer group consisting of Adobe Systems Incorporated, Akamai Technologies, Inc., Ansys, Inc., Autodesk, Inc., Cadence Design Systems, Inc., Citrix, Intuit Inc., Jack Henry & Associates, Inc., NetApp, Nuance Communications, Inc., Open Text Corporation, PTC Inc., Salesforce, Symantec, Synopsys, Inc., Verint Systems Inc., Verisign, Inc. and VMware (the “Stock Performance Peer Group”); and

•	the S&P 500 Index.

We are required to provide a line-graph presentation comparing cumulative, five-year stockholder returns on an indexed basis with a broad equity market index and either a published industry index or an index of peer companies selected by Red Hat. In our index of peer group companies, we have selected peer companies considered to be peers for purposes of benchmarking executive compensation during the fiscal year ended February 29, 2016.

COMPARISON OF FIVE-YEAR CUMULATIVE

TOTAL RETURN AMONG RED HAT,

STOCK PERFORMANCE PEER GROUP AND S&P 500 INDEX

	2/28/2011	2/29/2012	2/28/2013	2/28/2014	2/28/2015	2/29/2016
RED HAT, INC.	$100.00	$119.82	$123.09	$142.90	$167.44	$158.31
PEER GROUP	$100.00	$105.50	$105.14	$136.72	$149.35	$137.00
S&P 500 INDEX	$100.00	$105.12	$119.27	$149.53	$172.72	$162.03

Notes:

•	Assumes initial investment of $100.00 on February 28, 2011. Total return includes reinvestment of dividends.

•	If the annual interval, based on the fiscal year-end, ends on a day that is not a trading day, the preceding trading day is used.

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

•	The stock price performance shown in the graph is not necessarily indicative of future price performance.

Issuer Purchases of Equity Securities

The table below sets forth information regarding the Company’s purchases of its common stock during its fourth fiscal quarter ended February 29, 2016:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 1, 2015 – December 31, 2015	—	$—	—	$351.7 million
January 1, 2016 – January 31, 2016	920,860	$74.69	885,712	$285.4 million
February 1, 2016 – February 29, 2016	763,475	$67.76	708,402	$237.4 million

Total	1,684,335		1,594,114

(1)	During the three months ended February 29, 2016, the Company withheld an aggregate of 90,221 shares of its common stock (with a weighted average share price of $67.78) from employees to satisfy minimum tax withholding obligations relating to the vesting of restricted share awards. These shares were not withheld pursuant to the programs described in Note (2) below.
(2)	On March 25, 2015, the Company announced that its Board of Directors has authorized the repurchase of up to $500.0 million of Red Hat’s common stock from time to time on the open market or in privately negotiated transactions. The program commenced on April 1, 2015, and will expire on the earlier of (i) March 31, 2017, or (ii) a determination by the Board of Directors, Chief Executive Officer or Chief Financial Officer to discontinue the program.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for each of the Company’s fiscal years in the five-year period ended February 29, 2016. The selected balance sheet data as of February 29, 2016 and February 28, 2015 and the selected statement of operations data for the fiscal years ended February 29, 2016, February 28, 2015, and February 28, 2014 are derived from our Consolidated Financial Statements contained in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein. The selected statement of operations data for the fiscal years ended February 28, 2013 and February 29, 2012 is derived from our Consolidated Financial Statements contained in the Annual Report on Form 10-K for the year ended February 28, 2013 and the selected balance sheet data as of February 28, 2014, February 28, 2013 and February 29, 2012 is presented including the effects of retrospective application of recently adopted Accounting Standards Updates.

	Year Ended
	February 29, 2016	February 28, 2015	February 28, 2014	February 28, 2013	February 29, 2012
	(in thousands, except per share data)
SELECTED STATEMENT OF OPERATIONS DATA
Revenue:
Subscriptions	$1,803,449	$1,561,234	$1,336,771	$1,148,341	$965,575
Training and services	248,781	228,255	197,844	180,476	167,528

Total subscription and training and services revenue	$2,052,230	$1,789,489	$1,534,615	$1,328,817	$1,133,103
Gross profit	$1,742,601	$1,516,290	$1,302,015	$1,128,217	$954,555
Income from operations	$288,048	$249,994	$232,289	$201,038	$199,913
Interest income	$11,673	$8,336	$6,645	$8,245	$8,418
Interest expense	$23,121	$9,394	$160	$267	$60
Other income (expense), net	$(1,735)	$6,562	$774	$736	$(262)
Net income	$199,365	$180,201	$178,282	$150,204	$146,626
Basic net income per common share	$1.09	$0.97	$0.94	$0.78	$0.76
Diluted net income per common share	$1.07	$0.95	$0.93	$0.77	$0.75
Weighted average shares outstanding
Basic	182,817	186,529	189,920	193,147	193,151
Diluted	186,119	189,246	192,036	195,804	196,451

	As of
	February 29, 2016	February 28, 2015	February 28, 2014	February 28, 2013	February 29, 2012
	(in thousands)
SELECTED BALANCE SHEET DATA
Total cash, cash equivalents and available-for-sale investment securities	$1,995,390	$1,808,743	$1,487,429	$1,318,373	$1,260,353
Working capital (1)	$313,256	$549,410	$315,502	$294,272	$325,285
Total assets (1)(2)	$4,155,099	$3,784,569	$3,079,070	$2,807,942	$2,491,099
Total deferred revenue (current and long-term)	$1,722,544	$1,482,328	$1,289,197	$1,089,952	$946,736
Convertible notes (2)	$723,942	$702,939	$—	$—	$—
Stockholders’ equity	$1,334,432	$1,288,338	$1,551,165	$1,520,161	$1,398,817

(1)	Includes the effect of retrospective application of Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes
(2)	Includes the effect of retrospective application of Accounting Standards Update 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs

For additional discussion of recently adopted Accounting Standards Updates, see NOTE 2—Summary of Significant Accounting Policies to the Company’s Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading global provider of open source software solutions, using a community-powered approach to develop and offer reliable and high-performing operating system, virtualization, management, middleware, cloud, mobile and storage technologies.

Open source software is an alternative to proprietary software and represents a different model for the development and licensing of commercial software code than that typically used for proprietary software. Because open source software code is often freely shared, there are customarily no licensing fees for the use of open source software. Therefore, we do not recognize revenue from the licensing of the code itself. We provide value to our customers through the development, aggregation, integration, testing, certification, delivery, maintenance, enhancement and support of our Red Hat technologies, and by providing a level of performance, scalability, flexibility, reliability and security for the technologies we package and distribute. Moreover, because communities of developers not employed by us assist with the creation of our open source offerings, opportunities for further innovation of our offerings are supplemented by these communities.

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

We believe our success is influenced by: (i) the extent to which we can expand the breadth and depth of our offerings, (ii) our ability to enhance the value of our offerings through frequent and continuing innovation while maintaining stable platforms over multi-year periods, (iii) the extent to which adoption of our emerging technology offerings by enterprises and similar institutions continues to increase, (iv) our involvement and leadership in key open source communities, which enable us to develop, enhance and maintain our offerings, (v) our ability to generate increasing revenue directly and through partners and other strategic relationships, including CCSPs, distributors, embedded technology partners, independent hardware vendors, independent software vendors, original equipment manufacturers (“OEMs”), systems integrators, and value added resellers, (vi) our ability to generate new and recurring revenue for our offerings, (vii) the widespread and increasing deployment of open source technologies by enterprises and similar institutions, (viii) our software, hardware, application and cloud service certification programs, which are intended to create an ecosystem of technologies that are compatible with our offerings and supported by us, and (ix) our ability to provide customers with consulting and training services that generate additional subscription revenue.

In fiscal 2016 we focused on and in fiscal 2017 we expect to focus on, among other things: (i) driving the widespread adoption of our offerings, (ii) expanding our portfolio of technology offerings that enable cloud computing, (iii) investing in the development of open source technologies and promoting the use of our technologies by software developers globally, (iv) pursuing strategic acquisitions and alliances, (v) increasing revenue from our existing customer base, (vi) increasing revenue by promoting a range of services to help our customers derive additional value, (vii) expanding routes to market, and (viii) growing our presence in international markets.

Revenue

For the year ended February 29, 2016, total revenue increased 14.7%, or $262.7 million, to $2.05 billion from $1.79 billion for the year ended February 28, 2015. Excluding the impact of foreign currency exchange rate fluctuations, total revenue increased by 21.4% for the fiscal year ended February 29, 2016, as detailed in the following table.

The growth rates of subscription revenue by offering type, training and services revenue and total revenue, as reported and excluding the impact of foreign currency exchange rate fluctuations, for the fiscal year ended February 29, 2016 versus the fiscal year ended February 28, 2015 are as follows (in thousands):

	Fiscal Year Ended
	February 29, 2016	February 28, 2015	Year-Over- Year Growth Rate
Infrastructure-related subscription revenue, as reported	$1,480,463	$1,324,693	11.8%
Adjustment for foreign currency exchange rates	80,616	—

Infrastructure-related subscription revenue, excluding foreign currency impact	1,561,079	1,324,693	17.8%

Application development-related and other emerging technology subscription revenue, as reported	322,986	236,541	36.5%
Adjustment for foreign currency exchange rates	21,714	—

Application development-related and other emerging technology subscription revenue, excluding foreign currency impact	344,700	236,541	45.7%

Total subscription revenue, as reported	1,803,449	1,561,234	15.5%
Adjustment for foreign currency exchange rates	102,330	—

Total subscription revenue, excluding foreign currency impact	1,905,779	1,561,234	22.1%

Total training and services revenue, as reported	248,781	228,255	9.0%
Adjustment for foreign currency exchange rates	18,460	—

Total training and services revenue, excluding foreign currency impact	267,241	228,255	17.1%

Total subscription and training and services revenue, as reported	2,052,230	1,789,489	14.7%
Adjustment for foreign currency exchange rates	120,790	—

Total subscription and training and services revenue, excluding foreign currency impact	$2,173,020	$1,789,489	21.4%

Revenue from our non-U.S. operations has been translated into U.S. dollars using the average foreign currency exchange rates for each month of the twelve months ended February 29, 2016. In an effort to provide a comparable framework for assessing how our business performed when compared to the fiscal year ended February 28, 2015 in light of the effect of exchange rate differences, we believe it is helpful to exclude the impact of foreign currency exchange rate fluctuations by translating revenue from our non-U.S. operations for the fiscal year ended February 29, 2016 using the average foreign currency exchanges rates for the twelve months ended February 28, 2015.

Subscription revenue

Our enterprise technologies are delivered primarily under subscription agreements. These agreements typically have a one- or three-year subscription period. A subscription generally entitles a customer to, among other things, a specified level of support, as well as security updates, fixes, functionality enhancements, upgrades to the technologies, each if and when available, and compatibility with an ecosystem of certified hardware and software. Subscription revenue increased sequentially for each quarter of fiscal 2016, fiscal 2015 and fiscal 2014 and was driven primarily by the increased use of our offerings by customers and our expansion of sales channels and geographic footprint during these periods.

Subscription revenue increased 15.5%, or $242.2 million, for the fiscal year ended February 29, 2016 compared to the fiscal year ended February 28, 2015. Excluding the impact of foreign currency exchange rate fluctuations, subscription revenue increased by 22.1% for the fiscal year ended February 29, 2016. The increase in subscription revenue is driven primarily by additional subscriptions related to our principal Red Hat Enterprise Linux and Red Hat JBoss Middleware offerings, which continue to gain broader market acceptance in mission-critical areas of computing, and our expansion of sales channels and our geographic footprint. The increase is, in part, a result of the continued migration of enterprises in industries such as financial services, government, technology and telecommunications to our open source solutions from proprietary technologies.

Training and services revenue

Training and services revenue increased 9.0%, or $20.5 million, for the year ended February 29, 2016 as compared to the year ended February 28, 2015. Excluding the impact of foreign currency exchange rates, training and services revenue increased by 17.1%. The increase is driven primarily by customer interest in new products and increased demand for our open source solutions.

Deferred revenue, billings proxy, seasonality and backlog

Deferred revenue

Our deferred revenue, current and long-term, balance at February 29, 2016 was $1.72 billion. Total deferred revenue at February 29, 2016 increased 16.2%, or $240.2 million, as compared to the balance of $1.48 billion at February 28, 2015. Because of our subscription model and revenue recognition policies, deferred revenue improves predictability of future revenue. For example, current deferred revenue provides a baseline for revenue to be recognized over the next twelve months. Similarly, long-term deferred revenue provides a baseline for revenue to be recognized beyond twelve months. Revenue derived from CCSPs for the delivery of our technologies as a service available on demand is recognized by us in the period earned and billed in arrears. As a result, revenue derived from CCSPs has no associated deferred revenue.

The increase in deferred revenue reported on our Consolidated Balance Sheets of $240.2 million differs from the increase of $260.5 million we reported on our Consolidated Statements of Cash Flows for the fiscal year ended February 29, 2016 as the amount reported on our Consolidated Statements of Cash Flows for the fiscal year ended February 29, 2016 excludes (i) the impact of changes in foreign currency exchange rates used to translate deferred revenue balances from our foreign subsidiaries’ functional currency into U.S. dollars and (ii) deferred revenue of approximately $0.4 million acquired as part of business combinations during the same period.

Current deferred revenue increased by 16.2%, or $177.8 million, to $1.27 billion at February 29, 2016 from $1.10 billion at February 28, 2015 and long-term deferred revenue increased by 16.1%, or $62.4 million, to $449.6 million at February 29, 2016 from $387.2 million at February 28, 2015. Excluding the impact of foreign currency exchange rate fluctuations, current deferred revenue increased by 17.4%, or $190.9 million, and long-term deferred revenue increased by 18.0%, or $69.6 million, from February 28, 2015 to February 29, 2016.

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

Our annual billings proxy increased by 11.6%, or $240.5 million, to $2.31 billion for the year ended February 29, 2016 from $2.07 billion for the year ended February 28, 2015. Using the average foreign currency exchange rates from our prior year ended February 28, 2015, our billings proxy for the year ended February 29, 2016 would have increased by approximately 17.4%, or $361.3 million.

Seasonality

Our fourth fiscal quarter has historically been our strongest quarter for new billings and renewals. This pattern has become more pronounced over time as the number of customers with renewal dates occurring in the last half of our fiscal year has continued to increase. Furthermore, our quarterly sales cycles are frequently weighted toward the end of the quarter, with an increased volume of sales completed in the last weeks of each quarter. The year-over-year compounding effect of this seasonality in billing patterns and overall new business and renewal activity causes the value of invoices making up our billings that we generate in the last half of our fiscal year to continually increase in proportion to the value of our invoices making up our billings in the first half of our fiscal year. Below is a summary of our billings (approximated as described above by adding revenue for the period with the change in deferred revenue as reported on our Consolidated Statements of Cash Flows for the same period) by quarter for fiscal 2016, fiscal 2015, fiscal 2014, fiscal 2013 and fiscal 2012 (in thousands):

	First quarter		Second quarter		Third quarter		Fourth quarter
	Billings proxy	% of fiscal year total	Billings proxy	% of fiscal year total	Billings proxy	% of fiscal year total	Billings proxy	% of fiscal year total
Year ended February 29, 2016	$449,439	19.4%	$479,131	20.7%	$620,244	26.8%	$763,912	33.0%
Year ended February 28, 2015	$404,005	19.5%	$439,690	21.2%	$539,807	26.1%	$688,680	33.2%
Year ended February 28, 2014	$346,359	19.9%	$376,303	21.6%	$452,555	26.0%	$564,755	32.5%
Year ended February 28, 2013	$309,609	20.8%	$349,025	23.4%	$378,813	25.4%	$453,944	30.4%
Year ended February 29, 2012	$266,016	20.3%	$304,171	23.2%	$322,072	24.6%	$417,699	31.9%

Backlog

Our total backlog as of February 29, 2016 was approximately $2.13 billion and includes amounts billed to customers and recognized as current and long-term deferred revenue on our Consolidated Balance Sheet of $1.27 billion and $449.6 million, respectively, plus the value of non-cancellable subscription and services agreements to be billed in the future and not reflected in our financial statements, which was in excess of $410.0 million. Our total backlog as of February 28, 2015 was approximately $1.86 billion. The value of non-cancellable subscription and service agreements to be billed in the future and not reflected in our financial statements as of February 28, 2015 was in excess of $380.0 million. The increase in total backlog from approximately $1.86 billion as of February 28, 2015 to approximately $2.13 billion as of February 29, 2016 demonstrates increased customer commitment to our open source technologies.

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

Revenue by geography

In the year ended February 29, 2016, approximately 40.9%, or $838.7 million, of our revenue was generated outside the U.S. compared to approximately 42.8%, or $766.7 million, for the year ended February 28, 2015. Excluding the impact of foreign currency exchange rate fluctuations, our revenue generated outside the U.S. would have been 44.2%, or $959.5 million, of our total revenue. Our international operations are expected to grow as our international sales force and channels become more mature and as we enter new locations outside the U.S. or expand our presence in existing international locations. As of February 29, 2016, we had offices in more than 85 locations throughout the world.

We operate our business in three geographic regions: the Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Australia, China, India, Japan, Singapore and South Korea). Revenue generated by the Americas, EMEA and Asia Pacific for the years ended February 29, 2016, February 28, 2015 and February 28, 2014 was as follows (in thousands):

	Americas	EMEA	Asia Pacific	Consolidated
Year ended February 29, 2016	$1,354,345	$436,304	$261,581	$2,052,230
Year ended February 28, 2015	$1,144,237	$410,299	$234,953	$1,789,489
Year ended February 28, 2014	$974,655	$352,935	$207,025	$1,534,615

Year-over-year revenue growth rates in U.S. dollars for our three geographical regions were as follows for the years ended February 29, 2016, February 28, 2015 and February 28, 2014:

	Americas	EMEA	Asia Pacific	Consolidated
Year ended February 29, 2016	18.4%	6.3%	11.3%	14.7%
Year ended February 28, 2015	17.4%	16.3%	13.5%	16.6%
Year ended February 28, 2014	14.0%	23.9%	9.7%	15.5%

Excluding the impact of changes in foreign currency exchange rates, revenue from the Americas, EMEA and Asia Pacific grew approximately 19.8%, 24.8% and 23.3%, respectively, for the year ended February 29, 2016. Excluding the impact of changes in foreign currency exchange rates, total revenue grew by 21.4% for the year ended February 29, 2016.

As we expand further within each region, we anticipate revenue growth rates in local currencies to become more similar among our geographic regions due to the similarity of products and services offered and the similarity in customer types or classes.

Gross profit margin

Gross profit margin increased to 84.9% for the year ended February 29, 2016 from 84.7% for the year ended February 28, 2015. A favorable mix shift, as subscription revenue increased relative to services, was partially offset by increased costs to deliver our services. Such increases in costs to deliver our consulting services result from investments in personnel, infrastructure and processes to support our emerging technologies.

Gross profit margin by geography

Gross profit margins by our geographic regions for the years ended February 29, 2016, February 28, 2015 and February 28, 2014 were as follows:

	Americas	EMEA	Asia Pacific	Consolidated (1)
Year ended February 29, 2016	85.9%	86.5%	83.3%	84.9%
Year ended February 28, 2015	85.4%	87.0%	83.8%	84.7%
Year ended February 28, 2014	85.0%	88.8%	83.2%	84.8%

(1)	Consolidated gross profit as a percentage of revenue includes corporate (non-allocated) share-based compensation expense for the years ended February 29, 2016, February 28, 2015 and February 28, 2014 of $15.9 million, $14.0 million and $11.8 million, respectively. For additional information, see NOTE 20—Segment Reporting to our Consolidated Financial Statements.

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

Income from operations

Operating income was 14.0%, 14.0% and 15.1% of total revenue for each of the years ended February 29, 2016, February 28, 2015 and February 28, 2014, respectively. Operating expenses as a percent of revenue increased slightly to 70.9% for the year ended February 29, 2016 from 70.8% for the year ended February 28, 2015 and 69.7% for the year ended February 28, 2014 due to continued investment in new and emerging cloud management technologies, including our recent business combinations. These investments are described further in our analysis of results of operations below.

Income from operations by geography

Operating income as a percentage of revenue generated by our geographic regions for the years ended February 29, 2016, February 28, 2015 and February 28, 2014 was as follows:

	Americas	EMEA	Asia Pacific	Consolidated (1)
Year ended February 29, 2016	22.0%	21.4%	24.3%	14.0%
Year ended February 28, 2015	21.2%	21.8%	22.9%	14.0%
Year ended February 28, 2014	20.4%	26.9%	25.1%	15.1%

(1)	Consolidated operating income as a percentage of revenue includes corporate (non-allocated) share-based compensation expense for the years ended February 29, 2016, February 28, 2015 and February 28, 2014 of $166.2 million, $135.2 million and $113.8 million, respectively. For additional information, see NOTE 20—Segment Reporting to our Consolidated Financial Statements.

Cash, cash equivalents, investments in debt securities and cash flow from operations

Cash, cash equivalents and short-term and long-term available-for-sale investments in debt securities balances at February 29, 2016 totaled $2.0 billion. Cash generated from operating activities for the year ended February 29, 2016 totaled $716.1 million, which represents an increase of 15.0% in operating cash flow as compared to the year ended February 28, 2015. This increase is due to an increase in subscription and services revenues, billings and collections during the same period.

Our significant cash and investment balances give us a measure of flexibility to take advantage of opportunities such as acquisitions, increasing investment in our international operations and repurchasing our common stock.

Foreign currency exchange rates’ impact on results of operations

Approximately 40.9% of our revenue for the year ended February 29, 2016 came from sales outside the U.S. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component of net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions results in increased revenue and operating expenses from operations for our non-U.S. operations. Similarly, our revenue and operating expenses will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from our prior fiscal year ended February 28, 2015, our revenue and operating expenses from non-U.S. operations for the fiscal year ended February 29, 2016 would have been higher than we reported by approximately $120.8 million and $97.3 million, respectively, which would have resulted in income from operations being higher by $23.5 million.

Business combinations

Ansible

On October 16, 2015 we completed our acquisition of all of the shares of Ansible for approximately $126.0 million. Ansible is a provider of IT automation solutions that allows its users to manage applications across hybrid cloud environments. The acquisition is intended to augment our management portfolio and help customers to deploy and manage applications across private and public clouds, speed service delivery through development and operations initiatives, streamline OpenStack installations and upgrades and accelerate container adoption by simplifying orchestration and configuration. We incurred approximately $3.9 million in transaction costs, including legal and accounting fees, relating to the acquisition. These transaction costs have been expensed as incurred and included in general and administrative expense on the Company’s Consolidated Statement of Operations for the fiscal year ended February 29, 2016.

FeedHenry

On October 8, 2014, we completed our acquisition of all of the shares of FeedHenry for approximately $80.2 million. FeedHenry is a provider of cloud-based enterprise mobile application platforms. The acquisition is intended to expand our portfolio of application development, integration and platform as a service solutions, enabling us to support mobile application development in public and private environments. We incurred approximately $1.1 million in transaction costs including legal and accounting fees relating to the acquisition. These transaction costs have been expensed as incurred and included in general and administrative expense on our Consolidated Statement of Operations for the year ended February 28, 2015.

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

Inktank

On April 30, 2014, we completed our acquisition of all of the shares of Inktank, a provider of scale-out, open source storage systems, whose technology, Inktank Ceph Enterprise, delivers object and block storage software to enterprises deploying public or private clouds for consideration of $152.5 million. The acquisition is intended to complement our existing GlusterFS-based storage and Red Hat Enterprise Linux OpenStack Platform offerings. We incurred approximately $2.0 million in transaction costs, including legal and accounting fees relating to the acquisition. These transaction costs have been expensed as incurred and are included in general and administrative expense on our Consolidated Statement of Operations for the the year ended February 28, 2015.

Convertible note offering

On October 7, 2014, we completed our offering of $805.0 million aggregate principal amount of our 0.25% Convertible Senior Notes due 2019 (the “convertible notes”). The convertible notes were sold in a private placement under a purchase agreement, dated as of October 1, 2014, for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

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

We also derive a portion of our revenue from certified cloud and service providers (“CCSPs”) that provide public clouds with and allow users to consume computing resources as a service. We earn revenue based on subscription units consumed by the CCSP or its end users. These cloud-usage services began expanding significantly in fiscal 2013 and have continued to grow.

For periods prior to March 1, 2015, we recognized cloud-usage revenue upon receipt of usage reports from the CCSPs, which typically report fees owed to us one month or more after the fees have been earned. Effective March 1, 2015, we believed that we had sufficient historical data and experience to estimate this cloud-usage revenue and have begun estimating the amount of and recognizing such revenue in the period earned. The estimates are based on the historical cloud-usage data available.

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

Share-based awards expected to vest

We currently apply an estimated annual forfeiture rate of 10% to the service-based share awards we grant to our employees. Our estimated forfeiture rate is based on recent historical experience as well as qualitative considerations about management’s expectations for attrition rates over the vesting periods. Actual attrition rates could vary significantly from our expectations resulting in material quarterly adjustments to our financial results. During the year ended February 29, 2016 we granted service-based share awards with a total fair value of $161.2 million to which we applied an estimated annual forfeiture rate of 10%.

With respect to performance-based awards that we grant to certain executive officers and senior management, we estimate the number of shares expected to vest based primarily on our most current reported financial results relative to a defined peer group’s most recent reported financial results. Because past or current financial trends may not be predictive of future financial performance, our estimate of the number of shares expected to vest may differ materially from the number of shares that actually vest. The maximum number of potential performance-based shares available to vest as of February 29, 2016 totaled 2.0 million, of which approximately 1.4 million shares are expected to vest. If all of the potential performance-based shares were to vest, we would be required to recognize additional expense of approximately $4.5 million. See NOTE 13—Share-based Awards to our Consolidated Financial Statements for further discussion related to awards outstanding and expected to vest.

Income tax benefits related to share-based awards

We recognize share-based compensation expense based on an award’s grant date fair value over the requisite service period. Because we do not know the actual amount of tax benefits an award will generate until such award is exercised (or vested), we assume that the amount ultimately recognized for tax purposes will be the same amount we recognized in our operating results, that is for “book” purposes. Consequently, our deferred tax asset related to share-based compensation expense, which totaled $44.3 million as of February 29, 2016, is based on each qualifying award’s grant date fair value rather than the award’s to-be-determined exercise date intrinsic value (or vesting date fair value).

Historically, the difference between the grant date fair value and the exercise date intrinsic value has been significant. As a result of such differences, for the years ended February 29, 2016, February 28, 2015 and February 28, 2014, we realized excess tax benefits related to share-based awards totaling $20.2 million, $5.6 million and $12.8 million, respectively.

If the share price for our common stock were to depreciate for a sustained period of time we could be required to recognize a tax benefit shortfall. Such shortfalls could have a material adverse effect on our cash flows and—to the extent such shortfalls accumulate in excess of approximately $195.0 million (the amount of our accumulated pool of windfall tax benefits available to offset future shortfalls)—could materially adversely impact our results of operations. For further discussion, see NOTE 2—Summary of Significant Accounting Policies, NOTE 11—Income Taxes and NOTE 13—Share-based Awards to our Consolidated Financial Statements.

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

We continue to assess the realizability of our deferred tax assets, which primarily consist of share-based compensation expense deductions (described above), tax credit carryforwards and deferred revenue. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As of February 29, 2016, deferred tax assets totaled $193.3 million, of which $3.3 million was offset by a valuation allowance. For further discussion regarding deferred income taxes see NOTE 2—Summary of Significant Accounting Policies and NOTE 11—Income Taxes to our Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Years ended February 29, 2016 and February 28, 2015

The following table is a summary of our results of operations for the years ended February 29, 2016 and February 28, 2015 (in thousands):

	Year Ended
	February 29, 2016	February 28, 2015	$ Change	% Change
Revenue:
Subscriptions	$1,803,449	$1,561,234	$242,215	15.5%
Training and services	248,781	228,255	20,526	9.0

Total subscription and training and services revenue	$2,052,230	$1,789,489	$262,741	14.7%

Cost of subscription and training and services revenue:
Cost of subscriptions	126,663	112,856	13,807	12.2
As a % of subscription revenue	7.0%	7.2%
Cost of training and services	182,966	160,343	22,623	14.1
As a % of training and services revenue	73.5%	70.2%

Total cost of subscription and training and services revenue	$309,629	$273,199	$36,430	13.3%
As a % of total revenue	15.1%	15.3%

Total gross profit	$1,742,601	$1,516,290	$226,311	14.9%

Operating expense:
Sales and marketing	848,950	728,387	120,563	16.6
Research and development	413,322	367,856	45,466	12.4
General and administrative	192,281	170,053	22,228	13.1

Total operating expense	$1,454,553	$1,266,296	$188,257	14.9%

Income from operations	288,048	249,994	38,054	15.2
Interest income	11,673	8,336	3,337	40.0
Interest expense	23,121	9,394	13,727	146.1
Other income (expense), net	(1,735)	6,562	(8,297)	(126.4)

Income before provision for income taxes	$274,865	$255,498	$19,367	7.6%
Provision for income taxes	75,500	75,297	203	0.3

Net income	$199,365	$180,201	$19,164	10.6%

Gross profit margin—subscriptions	93.0%	92.8%
Gross profit margin—training and services	26.5%	29.8%
Gross profit margin	84.9%	84.7%
As a % of total revenue:
Subscription revenue	87.9%	87.2%
Training and services revenue	12.1%	12.8%
Sales and marketing expense	41.4%	40.7%
Research and development expense	20.1%	20.6%
General and administrative expense	9.4%	9.5%
Total operating expenses	70.9%	70.8%
Income from operations	14.0%	14.0%
Income before provision for income taxes	13.4%	14.3%
Net income	9.7%	10.1%
Effective income tax rate	27.5%	29.5%

Revenue

Subscription revenue

Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat offerings, increased by 15.5%, or $242.2 million, to $1.80 billion for the year ended February 29, 2016 from $1.56 billion for the year ended February 28, 2015.

Revenue derived from the sale of subscriptions supporting our Infrastructure-related offerings, increased by 11.8%, or $155.8 million, to $1.48 billion for the year ended February 29, 2016 from $1.32 billion for the year ended February 28, 2015 and includes a favorable revenue adjustment of $5.3 million related to cloud-usage revenues through our CCSP program, as described further in NOTE 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements. The remaining increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion and the continued migration of customers to our open source Linux platform from proprietary operating systems.

Revenue derived from the sale of subscriptions supporting our Application Development-related and other emerging technology offerings increased by 36.5%, or $86.4 million, to $323.0 million for the year ended February 29, 2016 from $236.5 million for the year ended February 28, 2015. The increase is primarily due to additional subscriptions for Red Hat JBoss Middleware offerings. We expect the growth rate of revenue derived from our Application Development-related and other emerging technology offerings to exceed the growth rate of revenue derived from our Infrastructure-related offerings as our Application Development-related and other emerging technology offerings continue to gain broader market acceptance in the enterprise IT environment.

Training and services revenue

Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees received from customers for consulting services regarding our offerings, deployment of Red Hat technologies and for delivery of added functionality to Red Hat technologies for our major customers and OEM partners. Total training and services revenue increased by 9.0%, or $20.5 million, to $248.8 million for the year ended February 29, 2016 from $228.3 million for the year ended February 28, 2015. Training revenue increased by 1.9%, or $1.1 million. Our services revenue increased by 11.3%, or $19.4 million, as a result of an increase in consulting engagements driven by increased demand for our open source solutions. We expect services revenue to continue growing, though at a slower pace than subscription revenue as we continue to expand our reach by enabling our channel partners to provide consulting services on our behalf. Combined training and services revenue as a percentage of total revenue was 12.1% and 12.8% for the year ended February 29, 2016 and February 28, 2015, respectively.

Cost of revenue

Cost of subscription revenue

The cost of subscription revenue primarily consists of expenses we incur to support, distribute, and package Red Hat offerings. These costs include labor-related costs to provide technical support, security updates and fixes, as well as costs for fulfillment. Cost of subscription revenue increased by 12.2%, or $13.8 million, to $126.7 million for the year ended February 29, 2016 from $112.9 million for the year ended February 28, 2015. Employee-related expenses increased $10.6 million for the year ended February 29, 2016 as compared to the year ended February 28, 2015, due to the expansion of our technical staff in order to meet the demands of our growing subscriber base for support, security updates and fixes. The remaining increase relates primarily to increased expense of $1.4 million related to facility and technology infrastructure enhancements. As the number of open source technology subscriptions continues to increase, we expect associated support costs will continue to increase, although we anticipate this will occur at an overall slower rate than that of subscription revenue growth due to economies of scale. Gross profit margin on subscriptions was 93.0% and 92.8% for the year ended February 29, 2016 and February 28, 2015, respectively.

Cost of training and services revenue

Cost of training and services revenue is mainly comprised of personnel and third-party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to various types of customers. Cost of training and services revenue increased by 14.1%, or $22.6 million, to $183.0 million for the year ended February 29, 2016 from $160.3 million for the year ended February 28, 2015. Costs to deliver our services revenue increased by 16.0%, or $20.9 million, to $151.1 million for the year ended February 29, 2016. The increase in costs to deliver services includes $14.5 million and $2.1 million of increased employee compensation expenses and outside contractor fees, respectively. The increase in both employee compensation expense and contractor fees is due to the expansion of our professional consulting teams needed to meet a surge in demand for services related to our emerging technology offerings. As a result of such investment in staffing, profit margin from professional services decreased to 20.8% for the year ended February 29, 2016 from 24.0% for the year ended February 28, 2015. Total costs to deliver training and services as a percentage of training and services revenue increased to 73.5% for the year ended February 29, 2016 from 70.2% for the year ended February 28, 2015.

Gross profit

Excluding the favorable revenue adjustment of $5.3 million described previously, gross profit margin increased to 84.9% for the year ended February 29, 2016 from 84.7% for the year ended February 28, 2015. The increase was due to a favorable mix shift as subscription revenue increased relative to services and was partially offset by increased costs to deliver our consulting services as a result of investments in personnel, infrastructure and processes to support our emerging technologies.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 16.6%, or $120.6 million, to $849.0 million for the year ended February 29, 2016 from $728.4 million for the year ended February 28, 2015. Selling costs increased by 13.8%, or $77.1 million, for the year ended February 29, 2016 as compared to the year ended February 28, 2015 and include $59.9 million and $5.3 million of additional employee- and travel-related expenses, respectively, the majority of which is attributable to the expansion of our sales force from the prior year. Marketing costs grew by 25.5%, or $43.4 million, for the year ended February 29, 2016 as compared to the year ended February 28, 2015. The increase in marketing costs includes $15.9 million of employee compensation expense related to increased headcount and incremental marketing program costs of $25.5 million. The remaining increase in sales and marketing costs primarily relates to facility and technology infrastructure enhancements, which increased $4.6 million for the year ended February 29, 2016 as compared to the year ended February 28, 2015. As a result of continued investments made to expand the breadth of our global sales coverage and depth of our product sales coverage, sales and marketing expense as a percentage of revenue increased to 41.4% for the year ended February 29, 2016 from 40.7% for the year ended February 28, 2015.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies. Research and development expense increased by 12.4%, or $45.5 million, to $413.3 million for the year ended February 29, 2016 from $367.9 million for the year ended February 28, 2015. Employee compensation increased by $39.8 million primarily from the expansion of our engineering group through both direct hires and business acquisitions as we continue investing in cloud management and our other emerging technologies. The remaining increase in research and development costs relates primarily to process and technology infrastructure enhancements, which increased $1.6 million. Research and development expense was 20.1% and 20.6% of total revenue for the year ended February 29, 2016 and February 28, 2015, respectively.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including information systems, finance, accounting, legal, human resources and facilities expense. General and administrative expense increased by 13.1%, or $22.2 million, to $192.3 million for the year ended February 29, 2016 from $170.1 million for the year ended February 28, 2015. The increase in general and administrative expenses results from increased employee compensation expenses of $13.1 million, primarily related to additional headcount, increased facilities and information systems costs of $3.7 million and outside services expenses of $3.9 million. General and administrative expense decreased as a percentage of revenue to 9.4% for the year ended February 29, 2016 from 9.5% for the year ended February 28, 2015.

Interest income

Interest income increased by 40.0%, or $3.3 million, to $11.7 million for the year ended February 29, 2016 from $8.3 million for the year ended February 28, 2015. The increase is attributable to slightly higher yields earned on larger cash and investment balances.

Interest expense

Interest expense increased by $13.7 million to $23.1 million for the year ended February 29, 2016 as compared to $9.4 million for the year ended February 28, 2015. The increase in interest expense for the year ended February 29, 2016 is attributable to the issuance of convertible notes which are described in NOTE 22—Convertible Notes to our Consolidated Financial Statements.

Other income (expense), net

Other income (expense), net decreased $8.3 million for the year ended February 29, 2016 as compared to the year ended February 28, 2015. The decrease is primarily due to gains on the sale of certain equity investments during the year ended February 28, 2015 not repeated during the year ended February 29, 2016.

Income taxes

During the year ended February 29, 2016, we recorded $75.5 million of income tax expense, which resulted in an effective tax rate of 27.5%. Our effective tax rate of 27.5% differs from the U.S. federal statutory rate of 35.0% primarily due to the foreign tax credit, foreign income taxed at lower rates, research tax credits and the domestic production activities deduction.The provision for income tax for the year ended February 29, 2016 consists of $41.5 million of U.S. income tax expense and $34.0 million of foreign income tax expense.

During the year ended February 28, 2015, we recorded $75.3 million of income tax expense, which resulted in an annual effective tax rate of 29.5%. Our effective tax rate of 29.5%, differs from the U.S. federal statutory rate of 35.0% primarily due to the foreign tax credit, foreign income taxed at lower rates, the domestic production activities deduction and research tax credits. The foreign tax credit and foreign tax rate differentials were partially offset by a deemed foreign dividend. The provision for income tax for the year ended February 28, 2015 consisted of $57.2 million of U.S. income tax expense and $18.1 million of foreign income tax expense.

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

Revenue

Subscription revenue

Subscription revenue increased by 16.8%, or $224.5 million, to $1.56 billion for the year ended February 28, 2015 from $1.34 billion for the year ended February 28, 2014.

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

LIQUIDITY AND CAPITAL RESOURCES

We derive our liquidity and operating capital primarily from cash flows from operations. Historically, we also received cash from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and follow-on public offerings, and the issuance of convertible notes, including our recent issuance of convertible notes with par value totaling $805.0 million described previously in Overview—Convertible note offering and in detail in NOTE 22—Convertible Notes to our Consolidated Financial Statements. At February 29, 2016, we had total cash and investments of $2.0 billion, which was comprised of $927.8 million in cash and cash equivalents, $281.1 million of short-term, available-for-sale fixed-income investments and $786.5 million of long-term, available-for-sale fixed-income investments. This compares to total cash and investments of $1.81 billion at February 28, 2015.

With $927.8 million in cash and cash equivalents on hand, we believe our cash and cash equivalent balances, together with our ability to generate additional cash from operations, should be sufficient to satisfy our cash requirements for the next twelve months and for the foreseeable future. However, we may take advantage of favorable capital market conditions that may arise from time to time to raise additional capital. We presently do not intend to liquidate our short- and long-term investments in debt securities prior to their scheduled maturity dates. However, in the event that we liquidate these investments prior to their scheduled maturities and there are adverse changes in market interest rates or the overall economic environment, we could be required to recognize a realized loss on those investments when we liquidate those investments. At February 29, 2016 and February 28, 2015, accumulated unrealized gains and losses on our available-for-sale debt securities totaled a $1.4 million loss and a $0.2 million gain, respectively.

Year ended February 29, 2016

Cash flows—overview

At February 29, 2016, cash and cash equivalents totaled $927.8 million, a decrease of $119.7 million as compared to February 28, 2015. The decrease in cash and cash equivalents for the year ended February 29, 2016 is the result of net purchases of available-for-sale debt securities of $327.3 million, the repurchase of 3,476,229 shares of our common stock for $262.6 million, business combinations which included net cash consideration paid of $126.5 million and payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to share awards vesting of $66.9 million. Partially offsetting cash used in investing and financing activities was cash provided by operating activities, which totaled $716.1 million for the year ended February 29, 2016. Net cash generated by operating activities and net cash used for investing activities and financing activities is further described below.

Cash flows from operations

Cash provided by operations of $716.1 million during the year ended February 29, 2016 includes net income of $199.4 million, adjustments to exclude the impact of non-cash income and expenses, which totaled a $266.2 million net source of cash, and changes in operating assets and liabilities, which totaled a $250.5 million net source of cash. Cash provided by changes in operating assets and liabilities for the year ended February 29, 2016 was primarily the result of an increase in our deferred revenue, which generated operating cash flow of $260.5 million. The increase in deferred revenue was due to growth in billings as we generally bill our customers in advance of subscription periods.

Cash flows from investing

Cash used in investing activities of $512.1 million for the year ended February 29, 2016 includes net purchases of available-for-sale debt securities of $327.3 million and net cash of $126.5 million used to acquire businesses. Investments in property and equipment totaled $41.6 million and primarily relate to information technology infrastructure and leasehold improvements. Investments in other intangible assets, primarily patents, totaled $14.0 million for the year ended February 29, 2016.

Cash flows from financing

Cash used in financing activities of $307.6 million for the year ended February 29, 2016 includes $262.6 million to repurchase 3,476,229 shares of our common stock and payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to restricted share awards vesting during the year ended February 29, 2016 of $66.9 million. Partially offsetting financing activities using cash were proceeds from excess tax benefits related to share-based payment arrangements which totaled $20.2 million and proceeds from employees’ exercise of common stock options, which totaled $3.6 million. Payments on other borrowings totaled $1.8 million for the year ended February 29, 2016.

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

Cash flows from operations

Cash provided by operations of $622.8 million during the year ended February 28, 2015 includes net income of $180.2 million, adjustments to exclude the impact of non-cash income and expenses, which totaled a $249.1 million net source of cash, and changes in operating assets and liabilities, which totaled a $193.5 million net source of cash. Cash provided by changes in operating assets and liabilities for the year ended February 28, 2015 was primarily the result of an increase in our deferred revenue, which generated operating cash flow of $282.7 million. The increase in deferred revenue was due to growth in billings as we generally bill our customers in advance of subscription periods. Net cash adjustments related to deferred income taxes were $23.5 million and exclude excess tax benefits from share-based compensation which are considered a financing source of cash.

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

Investments in debt securities

Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. At February 29, 2016 and February 28, 2015, the vast majority of our investments were priced with the assistance of pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the securities’ market values, including broker quotes or model valuations. Independent price verifications of all of our holdings are performed by the pricing vendors, which we review. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

Capital requirements

We have experienced a substantial increase in our operating expenses since our inception in connection with the growth of our operations, the development of our technologies, the expansion of our services operations and our acquisition activity. Our capital requirements during the fiscal year ending February 28, 2017 will depend on numerous factors, including the amount of resources we devote to:

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

We have utilized, and will continue from time to time to utilize, cash and investments to fund, among other potential uses, purchases of our common stock, purchases of fixed assets, purchases of intangible assets (primarily patents), and mergers and acquisitions. Given our historically strong operating cash flow and the $2.0 billion of cash and investments held at February 29, 2016, we believe our cash and cash equivalent balances, together with our ability to generate additional cash from operations, should be sufficient to satisfy our cash requirements for the next twelve months and for the foreseeable future. However, we may take advantage of favorable capital market conditions that may arise from time to time to raise additional capital.

We believe that our ability to generate additional cash from operations will continue; however, there can be no assurances that we will be able to generate cash from operations at a level equal to the current rate or that such cash flows will be adequate to fund other investments or acquisitions that we may choose to make or that cash may be located in or generated in the appropriate geographic region where we can effectively use such cash. We may choose to accelerate the expansion of our business from our current plans, which may require us to raise additional funds through the sale of equity or debt securities or through other financing means. There can be no assurances that any such financing would occur in amounts or on terms favorable to us, if at all.

As of February 29, 2016, our cash, cash equivalents and available-for-sale investment securities totaled $2.0 billion, of which $838.3 million was held outside the U.S. Our intent is to reinvest the earnings of foreign subsidiaries indefinitely outside the U.S. to fund both organic growth and acquisitions. From time to time, however, we may remit a portion of these earnings to the extent it is economically prudent. For further discussion related to geographic segments, see NOTE 20—Segment Reporting to our Consolidated Financial Statements.

With 58.0% of our available cash, cash equivalents and available-for-sale investments, as of February 29, 2016, held within the U.S., we do not anticipate a need to repatriate any foreign earnings for the foreseeable future. However, if cash held outside the U.S. were needed to fund our U.S. operations, under current tax law we would be subject to additional taxes on the portion related to repatriated earnings of our foreign subsidiaries. As of February 29, 2016, cumulative undistributed foreign earnings totaled $537.7 million. For further discussion, see NOTE 11—Income Taxes to our Consolidated Financial Statements.

Off-balance sheet arrangements

As of February 29, 2016 and February 28, 2015, we have no off-balance sheet financing arrangements and do not utilize any “structured debt”, “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

Contractual obligations

The following table summarizes our principal contractual obligations at February 29, 2016 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$181,226	$31,381	$42,278	$34,531	$73,036
Convertible notes 0.25% coupon obligations	8,050	2,013	4,025	2,012	—
Convertible notes principal	805,000	—	—	805,000	—
Purchase obligations	3,000	3,000	—	—	—

Total	$997,276	$36,394	$46,303	$841,543	$73,036

Obligations under contracts that we may cancel without significant penalty are not included in the table above. In addition, because we are unable to reasonably estimate the timing of settlements and any future payments related to uncertain tax positions, such liabilities are not included in the above table. However, as of February 29, 2016, we have recognized a total of $73.4 million related to such liabilities, which are included in Other long-term obligations on our Consolidated Balance Sheet.

RECENT ACCOUNTING PRONOUNCEMENTS

For discussion of accounting pronouncements recently adopted and accounting pronouncements being evaluated, and the impact of these pronouncements on our consolidated financial statements, see NOTE 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency exchange rate fluctuations and changes in the market value of our investments.

Interest rate risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of short-term and long-term investments in a variety of available-for-sale fixed and floating rate debt securities, including both government and corporate obligations and money market funds. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income related to these securities may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or perceived credit risk related to the securities’ issuers. A hypothetical one-half percentage point change in interest rates, assuming a parallel shift of all interest rates, would result in an approximate $0.5 million change in annual interest income derived from investments in our portfolio as of February 29, 2016. For further discussion related to our investments as of February 29, 2016 and February 28, 2015, see NOTE 2—Summary of Significant Accounting Policies and NOTE 18—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.

Investment risk

The fair market value of our available-for-sale investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $17.6 million decrease in the fair value of our available-for-sale investment securities as of February 29, 2016. For further discussion related to our investments as of February 29, 2016 and February 28, 2015, see NOTE 2—Summary of Significant Accounting Policies and NOTE 18—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.

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

Accounts receivable

As of February 29, 2016 and February 28, 2015, no individual customer accounted for 10% or more of our total accounts receivable.

Foreign currency risk

Approximately 40.9% of our revenue for the year ended February 29, 2016 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component of net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency statements results in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decreases if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from our prior fiscal year ended February 28, 2015, our revenue and operating expenses from non-U.S. operations for the year ended February 29, 2016 would have been higher than we reported by approximately $120.8 million and $97.3 million, respectively, which would have resulted in income from operations being higher by $23.5 million.

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

The aggregate notional amount of outstanding forward contracts at February 29, 2016 was $72.6 million. The fair value of these outstanding contracts at February 29, 2016 was a gross $0.6 million asset and a gross $0.5 million liability, and is recorded in Other current assets and Accounts payable and accrued expenses, respectively, on our Consolidated Balance Sheets. The forward contracts generally expire within three months of the period ended February 29, 2016. The forward contracts will settle in Australian dollars, Hong Kong dollars, Japanese yen, Norwegian krona, Singapore dollars, Swedish krona, Swiss francs and U.S. dollars.

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

Our independent registered public accounting firm, which has audited the financial statements included in Part II, Item 8 of this report, has also audited the effectiveness of the Company’s internal control over financial reporting as of February 29, 2016, as stated in their attestation report on our internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Red Hat, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Red Hat, Inc. and its subsidiaries at February 29, 2016 and February 28, 2015, and the results of their operations and their cash flows for each of the three years in the period ended February 29, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 29, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing in Item 8. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it classifies deferred tax assets and liabilities during the fiscal year ended February 29, 2016.

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

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina

April 26, 2016

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands—except share and per share amounts)

	February 29, 2016	February 28, 2015
ASSETS
Current assets:
Cash and cash equivalents	$927,778	$1,047,473
Investments in debt securities, short-term	281,142	215,254
Accounts receivable, net of allowances for doubtful accounts of $2,798 and $2,247, respectively	509,715	468,021
Prepaid expenses	150,877	150,715
Other current assets	2,921	1,980

Total current assets	$1,872,433	$1,883,443
Property and equipment, net of accumulated depreciation and amortization of $194,819 and $190,114, respectively	166,886	172,151
Goodwill	1,027,277	927,060
Identifiable intangibles, net	146,071	134,276
Investments in debt securities, long-term	786,470	546,016
Deferred tax assets, net	111,456	98,892
Other assets, net	44,506	22,731

Total assets	$4,155,099	$3,784,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$284,802	$237,733
Deferred revenue	1,272,908	1,095,115
Other current obligations	1,467	1,185

Total current liabilities	$1,559,177	$1,334,033
Long-term deferred revenue	449,636	387,213
Convertible notes	723,942	702,939
Other long-term obligations	87,912	72,046
Commitments and contingencies (NOTES 14 and 15)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 234,896,137 and 233,061,964 shares issued, 181,185,861 and 183,551,078 shares outstanding at February 29, 2016 and February 28, 2015, respectively	23	23
Additional paid-in capital	2,162,264	1,963,851
Retained earnings	1,099,738	900,373
Treasury stock at cost, 53,710,276 and 49,510,886 shares at February 29, 2016 and February 28, 2015, respectively	(1,853,144)	(1,515,288)
Accumulated other comprehensive loss	(74,449)	(60,621)

Total stockholders’ equity	$1,334,432	$1,288,338

Total liabilities and stockholders’ equity	$4,155,099	$3,784,569

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands—except per share amounts)

	Year Ended
	February 29, 2016	February 28, 2015	February 28, 2014
Revenue:
Subscriptions	$1,803,449	$1,561,234	$1,336,771
Training and services	248,781	228,255	197,844

Total subscription and training and services revenue	$2,052,230	$1,789,489	$1,534,615

Cost of subscription and training and services revenue:
Cost of subscriptions	126,663	112,856	97,100
Cost of training and services	182,966	160,343	135,500

Total cost of subscription and training and services revenue	$309,629	$273,199	$232,600

Gross profit	$1,742,601	$1,516,290	$1,302,015
Operating expense:
Sales and marketing	848,950	728,387	597,885
Research and development	413,322	367,856	317,263
General and administrative	192,281	170,053	152,407
Facility exit costs	—	—	2,171

Total operating expense	$1,454,553	$1,266,296	$1,069,726

Income from operations	288,048	249,994	232,289
Interest income	11,673	8,336	6,645
Interest expense	23,121	9,394	160
Other income (expense), net	(1,735)	6,562	774

Income before provision for income taxes	$274,865	$255,498	$239,548
Provision for income taxes	75,500	75,297	61,256

Net income	$199,365	$180,201	$178,292

Basic net income per common share	$1.09	$0.97	$0.94

Diluted net income per common share	$1.07	$0.95	$0.93

Weighted average shares outstanding
Basic	182,817	186,529	189,920
Diluted	186,119	189,246	192,036

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	February 29, 2016	February 28, 2015	February 28, 2014
Net income	$199,365	$180,201	$178,292
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(12,790)	(56,163)	3,945
Available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities during the period	(1,593)	(148)	(466)
Reclassification for gain realized on available-for-sale securities, reported in Other income (expense), net	(4)	(152)	(350)
Tax benefit	559	301	379

Net change in available-for-sale securities (net of tax)	(1,038)	1	(437)

Total other comprehensive income (loss)	(13,828)	(56,162)	3,508

Comprehensive income	$185,537	$124,039	$181,800

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at February 28, 2013	229,211	$23	$1,802,899	$541,880	$(816,674)	$(7,967)	$1,520,161
Net income	—	—	—	178,292	—	—	178,292
Other comprehensive income (loss), net of tax	—	—	—	—	—	3,508	3,508
Vest and exercise of share-based awards	1,705	—	2,122	—	—	—	2,122
Common stock repurchase	—	—	—	—	(239,363)	—	(239,363)
Share-based compensation expense	—	—	113,774	—	—	—	113,774
Tax benefits related to share-based awards	—	—	10,073	—	—	—	10,073
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	—	(37,402)	—	—	—	(37,402)
Other	—	—	382	—	(382)	—	—

Balance at February 28, 2014	230,916	$23	$1,891,848	$720,172	$(1,056,419)	$(4,459)	$1,551,165

Net income	—	—	—	180,201	—	—	180,201
Other comprehensive income (loss), net of tax	—	—	—	—	—	(56,162)	(56,162)
Vest and exercise of share-based awards	2,146	—	2,434	—	—	—	2,434
Common stock repurchase (See NOTE 17)	—	—	(75,000)	—	(460,062)	—	(535,062)
Share-based compensation expense	—	—	135,232	—	—	—	135,232
Assumed employee share-based awards from acquisitions	—	—	895	—	—	—	895
Tax benefits related to share-based awards	—	—	6,436	—	—	—	6,436
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	—	(43,462)	—	—	—	(43,462)
Equity component of convertible notes	—	—	96,890	—	—	—	96,890
Equity component of convertible notes issuance cost	—	—	(1,833)	—	—	—	(1,833)
Purchase of convertible note hedges	—	—	(148,040)	—	—	—	(148,040)
Proceeds from issuance of warrants	—	—	79,776	—	—	—	79,776
Deferred taxes related to convertible notes	—	—	19,868	—	—	—	19,868
Other	—	—	(1,193)	—	1,193	—	—

Balance at February 28, 2015	233,062	$23	$1,963,851	$900,373	$(1,515,288)	$(60,621)	$1,288,338

Net income	—	—	—	199,365	—	—	199,365
Other comprehensive income (loss), net of tax	—	—	—	—	—	(13,828)	(13,828)
Vest and exercise of share-based awards	1,834	—	3,596	—	—	—	3,596
Common stock repurchase (See NOTE 17)	—	—	75,000	—	(337,643)	—	(262,643)
Share-based compensation expense	—	—	166,234	—	—	—	166,234
Assumed employee share-based awards from acquisitions	—	—	505	—	—	—	505
Tax benefits related to share-based awards	—	—	19,772	—	—	—	19,772
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	—	(66,907)	—	—	—	(66,907)
Other	—	—	213	—	(213)	—	—

Balance at February 29, 2016	234,896	$23	$2,162,264	$1,099,738	$(1,853,144)	$(74,449)	$1,334,432

Note: No preferred stock was issued or outstanding during the three years ended February 29, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	February 29, 2016	February 28, 2015	February 28, 2014
Cash flows from operating activities:
Net income	$199,365	$180,201	$178,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,088	76,263	74,405
Amortization of debt discount and transaction costs	21,003	8,227	—
Deferred income taxes	(13,673)	23,517	13,776
Share-based compensation expense	166,234	135,232	113,774
Net amortization of bond premium on debt securities available for sale	12,169	9,314	8,697
Other	4,418	(3,474)	1,411
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable	(48,404)	(121,536)	(61,785)
Prepaid expenses	(24,486)	(40,741)	(25,122)
Accounts payable and accrued expenses	62,438	71,040	28,436
Deferred revenue	260,495	282,693	205,357
Other	445	2,059	3,339

Net cash provided by operating activities	$716,092	$622,795	$540,580

Cash flows from investing activities:
Purchase of investment in debt securities available for sale	(982,935)	(568,551)	(772,741)
Proceeds from sales and maturities of investment in debt securities available for sale	655,622	580,158	764,122
Acquisitions of businesses, net of cash acquired	(126,459)	(296,121)	—
Purchase of developed software and other intangible assets	(13,964)	(6,123)	(17,972)
Purchase of property and equipment	(41,553)	(45,648)	(79,587)
Other	(2,819)	11,282	(2,084)

Net cash used in investing activities	$(512,108)	$(325,003)	$(108,262)

Cash flows from financing activities:
Excess tax benefits from share-based payment arrangements	20,231	5,607	12,837
Proceeds from exercise of common stock options	3,596	2,434	2,122
Purchase of treasury stock	(262,643)	(535,062)	(239,363)
Payments related to settlement of employee shared-based awards	(66,907)	(43,462)	(37,402)
Proceeds from issuance of convertible notes, net of issuance costs	—	789,769	—
Purchase of convertible note hedges	—	(148,040)	—
Proceeds from issuance of warrants	—	79,776	—
Payments on other borrowings	(1,843)	(2,782)	(1,304)

Net cash provided by (used in) financing activities	$(307,566)	$148,240	$(263,110)

Effect of foreign currency exchange rates on cash and cash equivalents	$(16,113)	$(45,301)	$(9,550)

Net increase (decrease) in cash and cash equivalents	$(119,695)	$400,731	$159,658
Cash and cash equivalents at beginning of year	1,047,473	646,742	487,084

Cash and cash equivalents at end of year	$927,778	$1,047,473	$646,742

Supplemental cash flow information:
Cash paid during the year for:
Interest	$2,039	$52	$43
Income taxes	$63,400	$33,701	$34,736
Non-cash investing and financing activities:
Fixed assets acquired under capital leases	$1,892	$1,818	$1,560

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Company

Red Hat, Inc., incorporated in Delaware, together with its subsidiaries (“Red Hat” or the “Company”) is a leading global provider of open source software solutions, using a community-powered approach to develop and offer reliable and high-performing operating system, virtualization, management, middleware, cloud, mobile and storage technologies.

Open source software is an alternative to proprietary software and represents a different model for the development and licensing of commercial software code than that typically used for proprietary software. Because open source software code is often freely shared, there are customarily no licensing fees for the use of open source software. Therefore, the Company does not recognize revenue from the licensing of the code itself. The Company provides value to its customers through the development, aggregation, integration, testing, certification, delivery, maintenance, enhancement and support of its Red Hat technologies, and by providing a level of performance, scalability, flexibility, reliability, and security for the technologies the Company packages and distributes. Moreover, because communities of developers not employed by the Company assist with the creation of the Company’s open source offerings, opportunities for further innovation of the Company’s offerings are supplemented by these communities.

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

The Consolidated Balance Sheet as of February 28, 2015 includes the effect of retrospective application of Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”) and the effect of retrospective application of Accounting Standards Update 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The following table summarizes the retrospective-application adjustments made to the as-reported Consolidated Balance Sheet as of February 28, 2015, by line item (in thousands):

	As reported February 28, 2015	Adjustments for retrospective application of ASU 2015-17	Adjustments for retrospective application of ASU 2015-03	Adjusted February 28, 2015
ASSETS
Current assets:
Deferred tax assets, net	$86,796	(86,796)	—	$—
Non-current assets:
Deferred tax assets, net	$—	98,892	—	$98,892
Other assets, net	$53,243	(18,049)	(12,463)	$22,731

LIABILITIES
Current liabilities:
Other current obligations	$1,844	(659)	—	$1,185
Non-current liabilities:
Convertible notes	$715,402	—	(12,463)	$702,939
Other long-term obligations	$77,340	(5,294)	—	$72,046

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For additional discussion related to recent accounting pronouncements the Company has either recently adopted or is currently evaluating the impact from future adoption, see “Recent accounting pronouncements” in this note.

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

Subscription revenue

Subscription revenue is comprised of direct and indirect sales of subscriptions relating to Red Hat technologies. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding subscription agreement for the purchase of a subscription, subscription services are made available to the customer and the customer is billed. The deferred revenue amount is recognized as revenue ratably over the life of the subscription. Red Hat technologies are generally offered with either one or three-year base subscription periods; the majority of the Company’s subscriptions have one-year terms. Under these subscription agreements, renewal rates are generally specified for one or three-year renewal terms. Subscriptions generally entitle the end user to the technology itself and post-contract customer support, generally consisting of varying levels of support services as well as access to security errata, fixes, functionality enhancements to the technology and upgrades to the technologies, each on an if and when available basis, during the term of the subscription. The Company sells its offerings through two principal channels: (1) direct, which includes sales by the Company’s sales force as well as web store sales, and (2) indirect, which includes certified cloud and service providers (“CCSPs”), distributors, value added resellers, systems integrators and OEMs. The Company recognizes revenue from the sale of Red Hat technologies ratably over the period of the subscription beginning on the commencement date of the subscription agreement.

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

The Company derives a portion of its revenue from CCSPs that provide public clouds with and allow users to consume computing resources as a service. The Company earns revenue based on subscription units consumed by the CCSP or its end users. These cloud-usage services began expanding significantly in fiscal 2013 and have continued to grow.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For periods prior to March 1, 2015, the Company recognized cloud-usage revenue upon receipt of usage reports from the CCSPs, which typically report fees owed to the Company one month or more after the fees have been earned. Effective March 1, 2015, the Company believed that it had sufficient historical data and experience to estimate this cloud-usage revenue and has begun estimating the amount of and recognizing such revenue in the period earned. The estimates are based on the historical cloud-usage data available. As a result of the Company’s transition to estimating cloud-usage revenue, the Company’s subscription revenues and pre-tax income for the fiscal year ended February 29, 2016 included an additional, favorable adjustment of $5.3 million.

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

Goodwill and other long-lived assets

Goodwill

The Company evaluates goodwill for impairment during the fourth quarter of its fiscal year or more frequently if events or changes in circumstances indicate that an impairment to goodwill may have occurred. For the year ended February 29, 2016, the Company elected to perform a quantitative assessment of goodwill for all of its reporting units. In doing so, the Company compared the estimated fair value of each of the reporting units to its respective book value, including allocated goodwill. The Company concluded that there were no impairments of goodwill.

For the year ended February 28, 2015, the Company applied its test for goodwill impairment as permitted by ASU 2011-08, which allows the Company to first assess qualitative factors to determine whether it is “more

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

likely than not” that the fair value of a reporting unit is less than its carrying value. The outcome of these qualitative tests determines whether it is necessary for a company to perform the two-step goodwill impairment test as required in years prior to the adoption of ASU 2011-08.

After considering such qualitative factors as macroeconomic conditions, actual or anticipated changes to cost factors (for example, selling and delivery), overall financial performance and other Company-specific factors, such as potential changes in strategy, the Company determined that it was not more likely than not that any impairment to goodwill had occurred during the year ended February 28, 2015. Consequently, the Company was not required to perform the remaining two-step quantitative goodwill impairment test.

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

See NOTE 8—Other Assets, Net for further discussion of impairment losses on long-lived assets for the years ended February 29, 2016, February 28, 2015 and February 28, 2014.

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

Capitalized software costs

Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. As a result of the Company’s practice of frequently releasing source code that it has developed on an on-going basis for unrestricted download on the Internet, there is generally no passage of time between achievement of technological feasibility and the availability of the Company’s product for general release. Therefore, at February 29, 2016 and February 28, 2015, the Company had no internally developed capitalized software costs for products to be sold to third parties.

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

Share-based compensation

The Company measures share-based compensation cost as of the grant date, based on the estimated fair value of the award and recognizes the cost over the employee requisite service period, typically on a straight-line basis, net of estimated forfeitures. The Company estimates the fair value of stock options using the Black-Scholes-Merton valuation model. The fair value of nonvested share awards, nonvested share units and performance share units (PSUs”) are measured at their underlying closing share price on the date of grant. The Company’s share-based compensation is described further in NOTE 13—Share-based Awards.

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

Advertising expense totaled $88.9 million, $62.6 million and $53.4 million for the years ended February 29, 2016, February 28, 2015 and February 28, 2014, respectively.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recent accounting pronouncements

Accounting pronouncements adopted

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 removes the requirement that deferred tax assets and liabilities be classified as either current or non-current in a classified statement of financial position and instead considers deferred tax assets and liabilities to be classified as non-current. The Company adopted ASU 2015-17 for the fiscal year ended February 29, 2016 and has applied the update retrospectively to its Consolidated Balance Sheet as of February 28, 2015.

In September 2015, the FASB issued Accounting Standards Update 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). The FASB issued ASU 2015-16 to simplify U.S. GAAP to require that the acquirer record, in the same period’s financial statements, the effect of changes to provisional, measurement period amounts calculated as if the accounting had been completed at the acquisition date and disclose the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Company adopted ASU 2015-16 for the fiscal year ended February 29, 2016.

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The FASB issued ASU 2015-03 to simplify the presentation of debt issuance costs related to a recognized debt liability to present the debt issuance costs as a direct deduction from the carrying value of the debt liability rather than showing the

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

debt issuance costs as a deferred charge on the balance sheet. The Company adopted ASU 2015-03 for the fiscal year ended February 29, 2016 and has applied the update retrospectively to its Consolidated Balance Sheet as of February 28, 2015.

Accounting pronouncements being evaluated

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The FASB issued ASU 2016-09 to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences. This guidance is effective for the Company as of the first quarter of the fiscal year ending February 28, 2018. Early adoption is permitted.

The Company is currently evaluating the overall impact that ASU 2016-09 will have on its consolidated financial statements. However, a significant impact will result from changes in how the Company recognized the excess tax benefits (“windfalls”) or deficiencies (“shortfalls”) related to share-based payments. For example, such windfalls and shortfalls are currently credited or charged, respectively, to additional paid in capital in the Company’s Consolidated Balance Sheets. Under ASU 2016-09, these windfalls and shortfalls will be recognized as a tax benefit or expense, respectively, in the Company’s Consolidated Statements of Operations. For the years ended February 29, 2016, February 28, 2015 and February 28, 2014, the Company recognized net windfalls totaling $19.8 million, $6.4 million and $10.1 million, respectively, as additional paid in capital. Under the updated guidance these amounts would have instead been recognized as a reduction in tax expense and consequently an increase in net income.

In addition to the income tax consequences described above, the excess tax benefits from share-based payment arrangements that the Company currently reports as cash flows from financing activities on its Consolidated Statements of Cash Flows—which totaled $20.2 million, $5.6 million and $12.8 million for the years ended February 29, 2016, February 28, 2015 and February 28, 2014, respectively—will instead, under ASU 2016-09, be reported as cash flows from operating activities on the Company’s Consolidated Statements of Cash Flows.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The FASB issued ASU 2016-02 to increase transparency and comparability among organizations. Under ASU 2016-02, lessees will recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). This guidance is effective for the Company as of the first quarter of its fiscal year ending February 28, 2019. The Company is currently evaluating the impact that this updated standard will have on its consolidated financial statements.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The FASB issued ASU 2016-01 to require equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. Equity investments that do not have readily determinable fair values are allowed to be remeasured upon the occurrence of an observable price change or upon identification of an impairment. This guidance is effective for the Company as of the first quarter of the fiscal year ending February 28, 2019. The Company is currently evaluating the impact that this updated standard will have on its consolidated financial statements.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance is effective for the Company beginning the first quarter of its fiscal year ending February 28, 2019. The standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The Company has initiated an assessment of its systems, data and processes related to the implementation of this accounting standard. This assessment is expected to be completed during fiscal 2017. Additionally, the Company is currently evaluating the potential impact that the implementation of this standard will have on its consolidated financial statements.

NOTE 3—Business Combinations

Acquisition of Ansible, Inc.

On October 16, 2015 the Company completed its acquisition of all of the shares of Ansible, Inc. (“Ansible”). Ansible is a provider of IT automation solutions that allows its users to manage applications across hybrid cloud environments. The acquisition is intended to augment the Company’s management portfolio and help customers to deploy and manage applications across private and public clouds, speed service delivery through development and operations initiatives, streamline OpenStack installations and upgrades and accelerate container adoption by simplifying orchestration and configuration.

The consideration paid was $126.0 million and includes $125.2 million of cash. Based on management’s provisional assessment of the acquisition-date fair value of the assets acquired and liabilities assumed, the total consideration transferred of $126.0 million has been allocated to the Company’s assets and liabilities on a preliminary basis as follows: $102.3 million to goodwill, $25.1 million to identifiable intangible assets and $1.4 million to working capital as a net current liability.

During February 2016, the Company completed its valuation of the identifiable intangible assets acquired from Ansible. As a result of the valuation, the Company reduced its preliminary estimate of identifiable intangible assets by $17.3 million to $25.1 million as of February 29, 2016 from $42.4 million as of November 30, 2015. The $17.3 million measurement-period adjustment resulted in an increase to goodwill of $10.8 million and a decrease to deferred taxes of $6.5 million. This adjustment had no significant impact on the Company’s financial results. Management expects to finalize its assessment of the acquisition-date fair value of Ansible’s other assets and liabilities, primarily deferred income taxes, in early fiscal 2017.

The Company incurred approximately $3.9 million in transaction costs, including legal and accounting fees, relating to the acquisition. These transaction costs have been expensed as incurred and included in general and administrative expense on the Company’s Consolidated Statement of Operations for the fiscal year ended February 29, 2016.

Acquisition of FeedHenry Ltd.

On October 8, 2014 the Company completed its acquisition of all of the shares of FeedHenry Ltd. (“FeedHenry”). FeedHenry is a provider of cloud-based enterprise mobile application platforms. The acquisition is intended to expand the Company’s portfolio of application development, integration and platform as a service solutions, enabling the Company to support mobile application development in public and private environments.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The consideration paid as of the closing date was $80.2 million and has been allocated to the Company’s assets and liabilities as follows: $68.5 million to goodwill, $9.0 million to identifiable intangible assets and the remaining $2.7 million to net working capital.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Post-acquisition financial information

The following is a summary of the post-acquisition revenue, expenses and losses of Ansible that are included in the Company’s Consolidated Statement of Operations for the fiscal year ended February 29, 2016 (in thousands):

Year Ended February 29, 2016
Revenue	$695
Operating expenses	(7,707)

Operating loss	(7,012)
Tax benefit	1,927

Net loss	$(5,085)

Pro forma consolidated financial information

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the fiscal years ended February 29, 2016, February 28, 2015 and February 28, 2014 (in thousands, except per share amounts) as if the acquisition of Ansible had closed on March 1, 2014, and the acquisitions of FeedHenry, eNovance and Inktank had closed on March 1, 2013, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisitions actually taken place at the beginning of the period.

	Year ended
	February 29, 2016	February 28, 2015	February 28, 2014
Revenue	$2,055,057	$1,796,441	$1,551,301
Net income	193,099	162,385	150,870
Basic net income per common share	$1.06	$0.87	$0.79
Diluted net income per common share	$1.04	$0.86	$0.79

Goodwill and other business combinations

The Company completed its annual goodwill impairment test in February 2016. No goodwill impairment was deemed to have occurred. The following is a summary of goodwill for the years ended February 29, 2016, February 28, 2015 and February 28, 2014 (in thousands):

Balance at February 28, 2013	$690,911
Final purchase price allocation adjustment for ManageIQ	(3,164)
Impact of foreign currency fluctuations	(317)

Balance at February 28, 2014	$687,430
Acquisition of Inktank	131,446
Acquisition of eNovance	60,849
Acquisition of FeedHenry	68,491
Impact of foreign currency fluctuations	(21,156)

Balance at February 28, 2015	$927,060
Acquisition of Ansible	102,260
Impact of foreign currency fluctuations and other adjustments	(2,043)

Balance at February 29, 2016	$1,027,277

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The excess of purchase price paid for Ansible, FeedHenry, eNovance, Inktank and other acquisitions over the fair value of the net assets acquired was recognized as goodwill. Goodwill comprises the majority of the purchase price paid for each of the acquired businesses because these businesses were focused on emerging technologies such as development and operations automation, mobile technologies, cloud-enabling technologies and software-defined storage technologies, which consequently—at the time of acquisition—generated relatively little revenue. However, these acquired businesses, with their assembled, highly-specialized workforces and community of contributors, are expected to both expand the Company’s existing technology portfolio and advance the Company’s market position overall in open source solutions.

NOTE 4—Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. Activity in the Company’s allowance for doubtful accounts for the years ended February 29, 2016, February 28, 2015 and February 28, 2014 is presented in the following table (in thousands):

	Balance at beginning of period	Charged to expense	Adjustments (1)	Balance at end of period
Fiscal 2014	$1,339	841	(194)	$1,986
Fiscal 2015	$1,986	469	(208)	$2,247
Fiscal 2016	$2,247	1,323	(772)	$2,798

(1)	Represents foreign currency translation adjustments and amounts written-off as uncollectible accounts receivable.

As of February 29, 2016 and February 28, 2015, no individual customer accounted for 10% or more of the Company’s accounts receivable.

NOTE 5—Prepaid Expenses

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

	February 29, 2016	February 28, 2015
Deferred commissions	$102,254	$107,313
Professional services	21,160	14,934
Taxes	15,819	17,543
Insurance	2,160	1,859
Other	9,484	9,066

Prepaid expenses	$150,877	$150,715

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—Property and Equipment

The Company’s property and equipment is recorded at cost and consists of the following (in thousands):

	February 29, 2016	February 28, 2015
Computer equipment	$135,342	$141,972
Software, including software developed for internal use	85,517	80,565
Furniture and fixtures	28,800	28,595
Leasehold improvements	104,045	100,882
Property and equipment—in progress	8,001	10,251

Property and equipment	$361,705	$362,265
Less: accumulated depreciation	(194,819)	(190,114)

Property and equipment, net	$166,886	$172,151

Property and equipment is depreciated or amortized using the straight-line method over its estimated useful life as follows: furniture and fixtures, seven years; computer equipment, three to four years; computer software, five years; leasehold improvements, up to fifteen years, over the lesser of the estimated remaining useful life of the asset or the remaining term of the lease. Depreciation expense recognized in the Company’s Consolidated Financial Statements for the years ended February 29, 2016, February 28, 2015 and February 28, 2014 is summarized as follows (in thousands):

	Year ended February 29, 2016	Year ended February 28, 2015	Year ended February 28, 2014
Total depreciation expense	$48,909	$48,001	$45,169

NOTE 7—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of trademarks, copyrights and patents, purchased technologies, customer and reseller relationships, and covenants not to compete which are amortized over the estimated useful life, generally on a straight-line basis, with the exception of customer and reseller relationships which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit. Useful lives range from two to ten years. As of February 29, 2016 and February 28, 2015, trademarks with an indefinite estimated useful life totaled $11.1 million and $11.3 million, respectively. The following is a summary of identifiable intangible assets (in thousands):

	February 29, 2016			February 28, 2015
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$138,106	$(49,876)	$88,230	$117,020	$(42,630)	$74,390
Purchased technologies	96,105	(70,940)	25,165	81,482	(63,618)	17,864
Customer and reseller relationships	104,593	(80,329)	24,264	104,084	(71,512)	32,572
Covenants not to compete	13,240	(9,875)	3,365	10,683	(7,657)	3,026
Other intangible assets	8,833	(3,786)	5,047	8,833	(2,409)	6,424

Total identifiable intangible assets	$360,877	$(214,806)	$146,071	$322,102	$(187,826)	$134,276

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the change in identifiable intangible assets for the year ended February 29, 2016 (in thousands):

Balance at February 28, 2015	$134,276
Purchase of identifiable intangible assets from Ansible	25,100
Purchase of developed software and other intangible assets	14,381
Amortization expense	(27,179)
Impact of foreign currency fluctuations and other adjustments	(507)

Balance at February 29, 2016	$146,071

Amortization expense associated with identifiable intangible assets recognized in the Company’s Consolidated Financial Statements for the years ended February 29, 2016, February 28, 2015 and February 28, 2014 is summarized as follows (in thousands):

	Year ended February 29, 2016	Year ended February 28, 2015	Year ended February 28, 2014
Cost of revenue	$13,102	$12,049	$11,212
Sales and marketing	8,075	7,838	8,872
Research and development	842	2,417	3,836
General and administrative	5,160	5,958	5,316

Total amortization expense	$27,179	$28,262	$29,236

As of February 29, 2016, future amortization expense on existing intangibles is as follows (in thousands):

Fiscal Year	Amortization Expense of Intangible Assets
2017	$30,170
2018	26,676
2019	19,880
2020	15,214
2021	8,582
Thereafter	34,436

Total amortization expense	$134,958

NOTE 8—Other Assets, Net

Other assets, net were comprised of the following (in thousands):

	February 29, 2016	February 28, 2015
Cost-basis investments	$16,079	$15,581
Non-current prepaid expenses	21,275	—
Security deposits and other	7,152	7,150

Other assets, net	$44,506	$22,731

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company reviews its non-marketable cost-basis investments in equity securities for other than temporary declines in fair value based on prices recently paid for shares in that company, as well as changes in market conditions. The carrying values are not necessarily representative of the amounts that the Company could realize in a current transaction. The company recognized losses of $2.8 million and $4.6 million on certain investments during the years ended February 29, 2016 and February 28, 2015, respectively. During the year ended February 28, 2014, no significant losses were recognized on similar investments.

NOTE 9—Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses were comprised of the following (in thousands):

	February 29, 2016	February 28, 2015
Accounts payable	$63,268	$31,017
Accrued wages and other compensation related expenses	137,738	126,378
Accrued other trade payables	45,785	40,400
Accrued income and other taxes payable	37,069	39,596
Accrued other	942	342

Accounts payable and accrued expenses	$284,802	$237,733

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

The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows as of February 29, 2016 and for the year then ended (in thousands):

				Year ended February 29, 2016
	As of February 29, 2016			Classification of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
	Balance Sheet Classification	Fair Value	Notional Value
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$566	$31,390	Other income (expense), net	$1,226

Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	(452)	41,214	Other income (expense), net	(1,195)

TOTAL		$114	$72,604		$31

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows as of February 28, 2015 and for the year then ended (in thousands):

				Year ended February 28, 2015
	As of February 28, 2015			Classification of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
	Balance Sheet Classification	Fair Value	Notional Value
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$74	$5,281	Other income (expense), net	$664

Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	(738)	102,836	Other income (expense), net	(2,626)

TOTAL		$(664)	$108,117		$(1,962)

NOTE 11—Income Taxes

The U.S. and foreign components of the Company’s income before provision for income taxes consisted of the following (in thousands):

	February 29, 2016	February 28, 2015	February 28, 2014
U.S.	$155,550	$167,388	$135,371
Foreign	119,315	88,110	104,177

Income before provision for income taxes	$274,865	$255,498	$239,548

The components of the Company’s provision for income taxes consisted of the following (in thousands):

	February 29, 2016	February 28, 2015	February 28, 2014
Current:
Foreign	$39,168	$26,325	$23,391
Federal	44,872	15,252	19,734
State	5,133	4,090	7,147

Current tax expense	$89,173	$45,667	$50,272
Deferred:
Foreign	(5,170)	(8,188)	(1,100)
Federal	(6,142)	36,197	14,468
State	(2,361)	1,621	(2,384)

Deferred tax expense	$(13,673)	$29,630	$10,984

Net provision for income taxes	$75,500	$75,297	$61,256

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets and liabilities at February 29, 2016 and February 28, 2015, consisted of the following (in thousands):

	February 29, 2016	February 28, 2015
Deferred tax assets:
Foreign net operating loss carryforwards	$6,679	$6,704
Domestic net operating loss carryforwards	13,202	17,956
Domestic credit carryforwards	7,849	8,990
Share-based compensation	44,276	36,996
Deferred revenue	83,901	68,850
Foreign deferred royalty expenses	9,896	9,958
Convertible notes	15,182	18,683
Other	12,313	12,407

Total deferred tax assets	$193,298	$180,544
Valuation allowance for deferred tax assets	(3,291)	(2,641)

Total deferred tax assets, net of valuation allowance	$190,007	$177,903

Deferred tax liabilities:
Goodwill	9,450	7,835
Fixed and intangible assets	44,085	37,321
Compensation accruals	21,415	23,518
Other	3,770	11,152

Total deferred tax liabilities	$78,720	$79,826

Net deferred tax asset	$111,287	$98,077

The Company’s gross and net deferred tax asset and liability positions at February 29, 2016 are as follows (in thousands):

	Domestic	Foreign	Consolidated
Deferred tax assets	$158,623	$31,384	$190,007
Deferred tax liabilities	73,254	5,466	78,720

Net deferred tax asset	$85,369	$25,918	$111,287

As of February 29, 2016, the Company continues to maintain a valuation allowance against its deferred tax assets with respect to certain foreign and state net operating loss (“NOL”) and credit carryforwards. For the year ended February 29, 2016, the valuation allowance increased $0.7 million primarily as a result of state NOL and credit carryforwards.

As of February 29, 2016, the Company had U.S. federal NOL carryforwards of $33.0 million, foreign NOL carryforwards of $28.1 million and U.S. state NOL carryforwards of $58.1 million, of which $23.1 million consists of share-based compensation deductions in excess of the amounts expensed in the Company’s operating results. The resulting excess tax benefit will be recognized as an increase to additional paid in capital when realized. The NOL carryforwards expire in varying amounts beginning in the fiscal year ending February 28, 2017. As of February 29, 2016, the Company had U.S. federal research tax credit carryforwards of $1.0 million and state research tax credit carryforwards of $14.8 million, which expire in varying amounts beginning in the fiscal year ending February 28, 2017.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Taxes computed at the statutory federal income tax rates are reconciled to the provision for income taxes for the years ended February 29, 2016, February 28, 2015 and February 28, 2014, respectively, as follows (in thousands):

	February 29, 2016	February 28, 2015	February 28, 2014
Effective rate	27.5%	29.5%	25.6%
Provision at federal statutory rate, 35%	$96,203	$89,424	$83,842
State tax, net of federal tax benefit	601	4,042	3,169
Foreign rate differential	(6,771)	(11,124)	(10,817)
Israel tax holiday (1)	(1,461)	(2,859)	(1,901)
Foreign dividend	—	8,720	623
Nondeductible items	3,426	3,339	2,157
Research tax credit	(5,105)	(5,329)	(3,070)
Foreign tax credit	(10,267)	(11,755)	(11,878)
Domestic production activities deduction	(5,033)	(4,433)	(4,973)
Other	3,907	5,272	4,104

Provision for income taxes	$75,500	$75,297	$61,256

(1)	The Company qualifies for a tax holiday in Israel which began during the fiscal year ended February 28, 2011 and is scheduled to terminate as of the fiscal year ending February 29, 2020. The tax holiday provides for an exemption from income tax in the first two years, and for a reduced rate of taxation on income generated in Israel for the subsequent eight years. The financial impact of this holiday for the year ended February 29, 2016 was a $1.5 million reduction in the Company’s provision for income taxes, which increased the Company’s diluted earnings per share by approximately $0.01.

As of February 29, 2016, cumulative undistributed earnings of non-U.S. subsidiaries totaled $537.7 million. Determination of the deferred tax liability, if any, on these earnings reinvested indefinitely outside the U.S. is not practicable because of available foreign tax credits, continually changing variables and other factors. It is the Company’s policy to invest the earnings of foreign subsidiaries indefinitely outside the U.S. From time to time, however, the Company may remit a portion of these earnings to the extent it is economically prudent. The Company has provided U.S. income taxes on the earnings of certain foreign subsidiaries that are not considered as permanently reinvested outside the U.S. The U.S. income tax on such earnings is completely offset by U.S. foreign tax credits. The Company has also provided U.S. income taxes on the earnings of certain foreign subsidiaries that are permanently reinvested outside the U.S. but are deemed distributed for U.S. federal income tax purposes. The U.S. income tax on such earnings is reduced or offset by available U.S. foreign tax credits.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unrecognized tax benefits

The following table reconciles unrecognized tax benefits for the years ended February 29, 2016, February 28, 2015 and February 28, 2014 (in thousands):

Balance at February 28, 2013	$48,313
Additions based on tax positions related to prior years	100
Additions based on tax positions related to the current year	9,005
Reductions related to settlements with tax authorities	(364)

Balance at February 28, 2014	$57,054
Additions based on tax positions related to prior years	514
Additions based on tax positions related to the current year	3,374
Reductions related to changes in facts and circumstances	(229)
Reductions related to lapse of the statute of limitations	(370)

Balance at February 28, 2015	$60,343
Additions based on tax positions related to prior years	13,486
Additions based on tax positions related to the current year	3,494
Additions related to changes in facts and circumstances	256
Reductions related to settlements with tax authorities	(1,112)
Reductions related to lapse of the statute of limitations	(1,581)

Balance at February 29, 2016	$74,886

The Company’s unrecognized tax benefits as of February 29, 2016 and February 28, 2015, which, if recognized, would affect the Company’s effective tax rate were $59.1 million and $55.7 million, respectively.

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as income tax expense. Accrued interest and penalties related to unrecognized tax benefits totaled $10.7 million and $9.2 million as of February 29, 2016 and February 28, 2015, respectively.

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

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of February 29, 2016. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs:

Tax Jurisdiction	Years Subject to Income Tax Examination
U.S. federal	1998 – Present
California	2001 – Present
North Carolina	2001 – Present
Massachusetts	2008 – Present
Ireland	2011 – Present
Japan (1)	2012 – Present

(1)	The Company has been examined for income tax for years through February 28, 2011. However, the statute of limitations remains through May 31, 2016.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is currently undergoing income tax examinations in France and India.

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

The Company repurchased 3,476,229 shares, 8,355,757 shares and 5,006,579 shares of its common stock during the fiscal years ended February 29, 2016, February 28, 2015 and February 28, 2014, respectively, at an aggregate cost of $262.6 million, $535.1 million and $239.4 million, respectively. These amounts are recorded as treasury stock on the Company’s Consolidated Balance Sheets.

Preferred stock

At February 29, 2016, the Company has authorized 5,000,000 shares of preferred stock with a par value of $0.0001 per share. No shares of preferred stock were outstanding as of February 29, 2016 or February 28, 2015.

NOTE 13—Share-based Awards

Overview

The Company’s 2004 Long-Term Incentive Plan, as amended and restated (the “LTIP”), provides for the granting of stock options, service-based share awards and performance-based share awards, among other awards. As of February 29, 2016, there were 12.4 million shares of common stock reserved for issuance under the LTIP for future share-based awards to be granted to any employee, officer or director or consultant of the Company at terms and prices to be determined by the Board of Directors.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes share-based awards, by type, granted during the years ended February 29, 2016, February 28, 2015 and February 28, 2014:

	Awards Granted Year ended		Awards Granted Year ended		Awards Granted Year ended
	February 29, 2016		February 28, 2015		February 28, 2014
	Shares and Shares Underlying Awards	Weighted Average Per Share Award Fair Value	Shares and Shares Underlying Awards	Weighted Average Per Share Award Fair Value	Shares and Shares Underlying Awards	Weighted Average Per Share Award Fair Value
Stock options	—	$—	—	$—	133,800	$12.64
Service-based shares and share units (1)	2,108,639	$76.45	2,994,553	$53.23	2,513,328	$47.43
Performance-based share units—Maximum	628,596	$77.87	1,148,084	$52.17	671,448	$47.86
Stock options assumed as part of a business combination	119,515	$58.22	219,169	$48.45	—	$—
Restricted shares issued as part of a business combination with continued-employment service conditions	—	$—	529,057	$54.75	—	$—

Total share-based awards	2,856,750	$76.00	4,890,863	$52.93	3,318,576	$46.11

(1)	Service-based shares granted during the year ended February 29, 2016 include 154,705 restricted shares awarded to certain executives that were subject to both a four-year service condition and the achievement of a specified dollar amount of revenue for fiscal year 2016 (the “RSA performance goal”). The RSA performance goal for fiscal year 2016 was met. Therefore, as of April 19, 2016 only the service condition remained, with 25% vesting one year from the date of grant and the remainder vesting ratably on a quarterly basis over the course of the subsequent three-year period.

The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements for the years ended February 29, 2016, February 28, 2015 and February 28, 2014 (in thousands):

	Year ended February 29, 2016	Year ended February 28, 2015	Year ended February 28, 2014
Cost of revenue	$15,898	$14,027	$11,793
Sales and marketing	69,089	55,203	40,322
Research and development	48,466	38,517	34,194
General and administrative	32,781	27,485	27,465

Total share-based compensation expense	$166,234	$135,232	$113,774

Share-based compensation expense qualifying for capitalization was insignificant for each of the Company’s fiscal years ended February 29, 2016, February 28, 2015 and February 28, 2014. Accordingly, no share-based compensation expense was capitalized during these years.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock options

The total fair value of stock options recognized in the Consolidated Financial Statements for the years ended February 29, 2016, February 28, 2015 and February 28, 2014 was as follows (in thousands):

	Year ended February 29, 2016	Year ended February 28, 2015	Year ended February 28, 2014
Total fair value of stock options recognized	$4,918	$5,085	$2,139

As of February 29, 2016, the Company had 374,775 stock options outstanding with a weighted average remaining contractual life of 5.2 years and a weighted average exercise price of $29.98. The number of stock options exercisable as of February 29, 2016 was 157,896 with a weighted average share price of $35.31.

The intrinsic value of stock options exercised during the years ended February 29, 2016, February 28, 2015 and February 28, 2014 was as follows (in thousands):

	Year ended February 29, 2016	Year ended February 28, 2015	Year ended February 28, 2014
Total intrinsic value of stock options exercised	$9,103	$6,289	$6,775

As of February 29, 2016, compensation cost related to unvested stock options not yet recognized in the Company’s Consolidated Financial Statements totaled $8.6 million. The weighted average period over which these unvested stock options are expected to be recognized is approximately 2.1 years.

Service-based share awards

Service-based share awards include nonvested shares, nonvested share units and deferred share units granted under the LTIP. Nonvested shares and share units generally vest, subject to continued service to the Company, (i) 25% on the first anniversary of the date of grant and 6.25% on the first day of each subsequent three-month period for nonvested shares and (ii) 25% each year over a four-year period beginning on the date of grant for nonvested share units. Nonvested shares and nonvested share units are generally amortized to expense on a straight-line basis over four years. Deferred share units are awarded to directors and generally vest within one year when issued in lieu of annual share awards or immediately when issued in lieu of cash.

The total fair value of service-based share awards recognized in the Company’s Consolidated Financial Statements for the years ended February 29, 2016, February 28, 2015 and February 28, 2014 was as follows (in thousands):

	Year ended February 29, 2016	Year ended February 28, 2015	Year ended February 28, 2014
Total fair value of service-based awards recognized	$124,904	$107,887	$92,450

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity for the Company’s service-based share awards for the years ended February 29, 2016, February 28, 2015 and February 28, 2014:

	Nonvested Shares and Share Units	Weighted Average Grant-date Fair Value
Service-based share awards at February 28, 2013	5,193,433	$46.59
Granted	2,513,328	47.43
Vested	(1,915,326)	42.35
Forfeited	(418,127)	48.53

Service-based share awards at February 28, 2014	5,373,308	$48.34
Granted	2,994,553	53.23
Vested	(1,948,247)	47.24
Forfeited	(569,952)	48.50
Restricted shares issued as part of a business combination with continued-employment service conditions (1)	529,057	54.75

Service-based share awards at February 28, 2015	6,378,719	$51.49
Granted	2,108,639	76.45
Vested	(2,047,169)	50.78
Forfeited	(265,315)	56.21

Service-based share awards at February 29, 2016	6,174,874	$60.05

(1)	As part of the Company’s acquisition of eNovance, a total of 529,057 restricted common shares were issued to certain shareholders of eNovance. These restricted shares are conditioned on continued employment with the Company. The shares effectively vest 25% per year and are being amortized on a straight-line basis to share-based compensation expense in the Company’s Consolidated Statement of Operations.

The following summarizes the intrinsic value, as of February 29, 2016, of the Company’s service-based awards outstanding and expected to vest:

Intrinsic Value of Service-based Awards	Number of Shares and Share Units	Weighted Average Remaining Vesting Period	Intrinsic Value at February 28, 2015 (in thousands)
Outstanding	6,174,874	2.7	$403,528
Expected to vest (assuming annual forfeiture rate of 10%)	5,339,337	2.7	$348,926

The intrinsic value of service-based awards vesting during the years ended February 29, 2016, February 28, 2015 and February 28, 2014 was as follows (in thousands):

	Year ended February 29, 2016	Year ended February 28, 2015	Year ended February 28, 2014
Total intrinsic value of service-based awards vesting	$157,864	$108,066	$88,969

As of February 29, 2016, compensation cost related to service-based share awards not yet recognized in the Company’s Consolidated Financial Statements totaled $287.1 million. The weighted average period over which these nonvested awards are expected to be recognized is approximately 2.7 years.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Performance-based share awards

Under the LTIP, certain executive officers and senior management were awarded a target number of performance share units (“PSUs”). The PSU payouts are either based on (i) the Company’s financial performance (“performance condition”) or (ii) the performance of the Company’s total stockholder return (“market condition”). Set forth below are general descriptions of the two types of performance-based awards granted to certain executive officers and members of senior management.

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

PSUs with market conditions

Depending on the performance of the Company’s total stockholder return over a performance period of approximately three years, PSU grantees may earn up to 200% of the target number of PSUs. The number of PSUs earned is determined based on a comparison of the performance of the Company’s total shareholder return relative to the performance of the total shareholder return of specified peer companies during the same performance period. Each grantee will receive a number of shares of common stock equal to the number of PSUs earned in a single payout following the end of the performance period.

In addition to the PSUs with the market condition described above, certain executives were awarded a total of 242,352 PSUs that pay out only if the Company’s total shareholder return increases by at least 50% within a three-year performance period beginning on August 6, 2014 (“TSR Hurdle PSUs”). If the performance goal is achieved during the performance period and the grantee’s business relationship with the Company has not ceased, 50% of the TSR Hurdle PSUs vest upon achievement of the performance goal and the remaining 50% of the TSR Hurdle PSUs vest on the last day of the four-year service period beginning on August 6, 2014. The TSR Hurdle PSUs’ performance goal was met during the fourth quarter of fiscal 2016.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity for the Company’s PSUs for the years ended February 29, 2016, February 28, 2015 and February 28, 2014:

	Maximum
Activity	Shares Underlying Performance Share Units	Weighted Average Grant Date Fair Value
Outstanding at February 28, 2013	1,504,670	$43.22
Granted	671,448	47.86
Vested	(399,334)	33.47
Forfeited	(101,559)	44.34

Outstanding at February 28, 2014	1,675,225	$47.34
Granted	1,148,084	52.17
Vested	(374,921)	45.42
Forfeited	(299,053)	41.90

Outstanding at February 28, 2015	2,149,335	$51.01
Granted	628,596	77.87
Vested	(497,656)	52.41
Forfeited	(230,764)	52.29

Outstanding at February 29, 2016	2,049,511	$58.76

Vested and forfeited amounts represent the actual number of shares vesting and forfeited during the year. Outstanding amounts represent the remaining maximum potential shares available to vest as of the period ended.

The total fair value of performance-based share awards recognized in the Company’s Consolidated Financial Statements for the years ended February 29, 2016, February 28, 2015 and February 28, 2014 was as follows (in thousands):

	Year ended February 29, 2016	Year ended February 28, 2015	Year ended February 28, 2014
Total fair value of performance-based awards recognized	$36,412	$22,260	$19,185

The total intrinsic value of performance-based share awards vesting during the years ended February 29, 2016, February 28, 2015 and February 28, 2014 was as follows (in thousands):

	Year ended February 29, 2016	Year ended February 28, 2015	Year ended February 28, 2014
Total intrinsic value of performance-based awards vesting	$36,555	$18,733	$19,639

As of February 29, 2016, the number of shares subject to PSU awards expected to vest was 1.4 million shares. Compensation expense related to PSUs expected to vest but not yet recognized in the Consolidated Financial Statements totaled $34.7 million as of February 29, 2016. The weighted average period over which these awards are expected to be recognized is approximately 1.1 years.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—Commitments and Contingencies

Operating leases

As of February 29, 2016, the Company leased office space and certain equipment under various non-cancelable operating leases. Future minimum lease payments required under the operating leases at February 29, 2016 are as follows (in thousands):

Fiscal Year	Operating Leases
2017	$31,381
2018	22,572
2019	19,706
2020	18,322
2021	16,209
Thereafter	73,036

Total minimum lease payments	$181,226

Rent expense under operating leases for the fiscal years ended February 29, 2016, February 28, 2015 and February 28, 2014 is provided in the following table (in thousands):

	Year ended February 29, 2016	Year ended February 28, 2015	Year ended February 28, 2014
Total operating lease expense	$32,078	$30,869	$29,472

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

It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the facts and circumstances involved in each particular agreement. The Company does not record a liability for claims related to indemnification unless the Company concludes that the likelihood of a material claim is probable and estimable. Payments pursuant to these indemnification claims during the years ended February 29, 2016, February 28, 2015 and February 28, 2014 were in the aggregate immaterial.

NOTE 15—Legal Proceedings

The Company experiences routine litigation in the normal course of its business, including patent litigation. The Company presently believes that the outcome of this routine litigation will not have a material adverse effect on its financial position, results of operations or cash flows.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—Employee Benefit Plans

The Company provides retirement plans whereby participants may elect to contribute a portion of their annual compensation to the plans, after complying with certain limitations. The Company has the option to make contributions to the plans and contributed to the plans for the years ended February 29, 2016, February 28, 2015 and February 28, 2014 as follows (in thousands):

	Year ended February 29, 2016	Year ended February 28, 2015	Year ended February 28, 2014
Total contributions to employee benefit plans	$25,731	$21,721	$17,613

NOTE 17—Share Repurchase Programs

On March 25, 2015, the Company announced that its Board of Directors has authorized the repurchase of up to $500.0 million of Red Hat’s common stock from time to time on the open market or in privately negotiated transactions. The program commenced on April 1, 2015, and will expire on the earlier of (i) March 31, 2017, or (ii) a determination by the Board of Directors, Chief Executive Officer or Chief Financial Officer to discontinue the program.

As of February 29, 2016, the Company had repurchased 3,476,229 shares of its common stock for $262.6 million under this program. As of February 29, 2016, the amount available under the program for the repurchase of the Company’s common stock was $237.4 million.

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

The Company initially accounted for the ASR Agreement as two separate transactions: (i) the 5,312,555 shares of common stock initially delivered to the Company were accounted for as a treasury stock transaction with $300.0 million, or 80 percent, of the $375.0 million upfront payment being recorded in Treasury stock in the Company’s Consolidated Balance Sheet at February 28, 2015 and (ii) the unsettled portion of the ASR Agreement of $75.0 million was recorded in Additional paid-in capital on the Company’s Consolidated Balance Sheet as of February 28, 2015. The $75.0 million representing the unsettled portion of the ASR originally recorded in Additional paid-in capital was reclassified upon settlement to Treasury stock during the fiscal year ended February 29, 2016.

The total number of shares of common stock the Company repurchased under the ASR Agreement was 6,032,656 shares with a weighted average share price of $62.16.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18—Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at February 29, 2016 (in thousands):

	As of February 29, 2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$221,970	$221,970	$—	$—
Available-for-sale securities (1):
U.S. agency securities	331,117	—	331,117	—
Corporate securities	736,495	—	736,495	—
Foreign currency derivatives (2)	566	—	566	—
Liabilities:
Foreign currency derivatives (3)	(452)	—	(452)	—

Total	$1,289,696	$221,970	$1,067,726	$—

(1)	Included in Cash and cash equivalents, Investments in debt securities, short-term or Investments in debt securities, long-term in the Company’s Consolidated Balance Sheet at February 29, 2016 in addition to $705.8 million of cash.
(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at February 29, 2016.
(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at February 29, 2016.

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at February 28, 2015 (in thousands):

	As of February 28, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$369,926	$369,926	$—	$—
Interest-bearing deposits (1)	39	—	39	—
Available-for-sale securities (1):
Commercial paper	29,994	—	29,994	—
U.S. agency securities	276,287	—	276,287	—
Corporate securities	421,200	—	421,200	—
Foreign government securities	63,744	—	63,744	—
Equity securities (1)	—	—		—
Foreign currency derivatives (2)	74		74
Liabilities:
Foreign currency derivatives (3)	(738)	—	(738)	—

Total	$1,160,526	$369,926	$790,600	$—

(1)	Included in Cash and cash equivalents, Investments in debt securities, short-term or Investments in debt securities, long-term in the Company’s Consolidated Balance Sheet at February 28, 2015, in addition to $647.6 million of cash.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at February 28, 2015.
(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at February 28, 2015.

The following table represents the Company’s investments measured at fair value as of February 29, 2016 (in thousands):

					Balance Sheet Classification
	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Cash Equivalent Marketable Securities	Investments in debt securities, short-term	Investments in debt securities, long-term
		Gains	Losses(1)
Money markets	$221,970	$—	$—	$221,970	$221,970	$—	$—
U.S. agency securities	331,302	160	(345)	331,117	—	50,453	280,664
Corporate securities	737,723	994	(2,222)	736,495	—	230,689	505,806

Total	$1,290,995	$1,154	$(2,567)	$1,289,582	$221,970	$281,142	$786,470

(1)	As of February 29, 2016, there were $0.9 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer.

The following table summarizes the stated maturities of the Company’s investment in available-for-sale securities at February 29, 2016 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Maturity of current and long-term available-for-sale securities	$1,067,612	$281,142	$612,749	$173,721	$—

The following table represents the Company’s investments measured at fair value as of February 28, 2015 (in thousands):

					Balance Sheet Classification
	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Cash Equivalent Marketable Securities	Investments in debt securities, short-term	Investments in debt securities, long-term
		Gains	Losses(1)
Money markets	$369,926	$—	$—	$369,926	$369,926	$—	$—
Interest-bearing deposits	39	—	—	39	—	39	—
Commercial paper	29,994	—	—	29,994	29,994	—	—
U.S. agency securities	276,928	13	(654)	276,287	—	5,002	271,285
Corporate securities	420,431	1,219	(450)	421,200	—	146,469	274,731
Foreign government securities	63,687	59	(2)	63,744	—	63,744	—

Total	$1,161,005	$1,291	$(1,106)	$1,161,190	$399,920	$215,254	$546,016

(1)	As of February 28, 2015, there were $0.3 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer.

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

The following table reconciles the numerators and denominators of the earnings per share (“EPS”) calculation for the years ended February 29, 2016, February 28, 2015 and February 28, 2014 (in thousands, except per share amounts):

	Year ended February 29, 2016	Year ended February 28, 2015	Year ended February 28, 2014
Net income, basic and diluted	$199,365	$180,201	$178,292

Weighted average common shares outstanding	182,817	186,529	189,920
Incremental shares attributable to assumed vesting or exercise of outstanding equity award shares	3,020	2,717	2,116
Dilutive effect of convertible notes	282	—	—

Diluted shares	186,119	189,246	192,036

Net income per share - diluted	$1.07	$0.95	$0.93

With respect to the Company’s convertible notes, the Company has the option to pay cash or deliver, as the case may be, either cash, shares of its common stock or a combination of cash and shares of its common stock for the aggregate amount due upon conversion of the convertible notes. The Company’s intent is to settle the principal amount of the convertible notes in cash upon conversion. As a result, upon conversion of the convertible notes, only the amounts payable in excess of the principal amounts of the convertible notes are considered in diluted earnings per share under the treasury stock method. See NOTE 22—Convertible Notes to the Company’s Consolidated Financial Statements for detailed information on the convertible notes.

Warrants to purchase 10,965,630 shares of the Company’s common stock at $101.65 per share were outstanding during the fiscal years ended February 29, 2016 and February 28, 2015 but were not included in the computation of diluted EPS because the warrants’ exercise price was greater than the average market price of the Company’s common stock during the related period.

The following share awards are not included in the computation of diluted earnings per share because the aggregate value of proceeds considered received upon either exercise or vesting was greater than the average market price of the Company’s common stock during the related periods and the effect of including such share awards in the computation would be anti-dilutive (in thousands):

	Year ended February 29, 2016	Year ended February 28, 2015	Year ended February 28, 2014
Number of shares considered anti-dilutive for calculating diluted EPS	21	121	360

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20—Segment Reporting

The following summarizes revenue from unaffiliated customers, income (loss) from operations, total cash, cash equivalents and available-for-sale investment securities and total assets by geographic segment at and for the years ended February 29, 2016, February 28, 2015 and February 28, 2014 (in thousands):

	Americas	EMEA	Asia Pacific	Corporate(1)	Consolidated
	Year ended February 29, 2016
Revenue from unaffiliated customers	$1,354,345	$436,304	$261,581	$—	$2,052,230
Income (loss) from operations	$297,462	$93,373	$63,447	$(166,234)	$288,048
Total cash, cash equivalents and available-for-sale investment securities	$1,222,470	$540,584	$232,336	$—	$1,995,390
Total assets	$2,909,238	$871,475	$374,386	$—	$4,155,099

	Year ended February 28, 2015
Revenue from unaffiliated customers	$1,144,237	$410,299	$234,953	$—	$1,789,489
Income (loss) from operations	$242,173	$89,364	$53,689	$(135,232)	$249,994
Total cash, cash equivalents and available-for-sale investment securities	$1,267,824	$405,114	$135,805	$—	$1,808,743
Total assets (2)	$2,755,923	$726,101	$302,545	$—	$3,784,569

	Year ended February 28, 2014
Revenue from unaffiliated customers	$974,655	$352,935	$207,025	$—	$1,534,615
Income (loss) from operations	$199,254	$94,949	$51,860	$(113,774)	$232,289
Total cash, cash equivalents and available-for-sale investment securities	$808,830	$517,397	$161,202	$—	$1,487,429
Total assets (2)	$2,126,843	$703,412	$248,815	$—	$3,079,070

(1)	Amounts represent share-based compensation expense for each of the three fiscal years ended February 29, 2016, February 28, 2015 and February 28, 2014, which was not allocated to geographic segments.
(2)	Includes the effects of retrospective application of ASU 2015-03 and ASU 2015-17.

Supplemental information about geographic areas

The following table lists, for the years ended February 29, 2016, February 28, 2015 and February 28, 2014, revenue from unaffiliated customers in the United States, the Company’s country of domicile, and revenue from foreign countries (in thousands):

	Year ended February 29, 2016	Year ended February 28, 2015	Year ended February 28, 2014
United States, the Company’s country of domicile	$1,213,493	$1,022,803	$848,053
Foreign	838,737	766,686	686,562

Total revenue from unaffiliated customers	$2,052,230	$1,789,489	$1,534,615

There were no individual foreign countries in which the Company earned 10% or more of its revenue from unaffiliated customers.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total tangible long-lived assets located in the United States, the Company’s country of domicile, and similar tangible long-lived assets held outside the U.S. are summarized in the following table for the years ended February 29, 2016, February 28, 2015 and February 28, 2014 (in thousands):

	February 29, 2016	February 28, 2015	February 28, 2014
United States, the Company’s country of domicile	$126,937	$131,792	$137,356
Foreign	39,949	40,359	36,561

Total tangible long-lived assets	$166,886	$172,151	$173,917

Supplemental information about major customers

For the year ended February 29, 2016, the U.S. government and its agencies represented in the aggregate approximately 10% of the Company’s total revenue. For the years ended February 28, 2015 and February 28, 2014, there were no individual customers from which the Company generated 10% or greater revenue.

Supplemental information about products and services

The following table, for each of the fiscal years ended February 29, 2016, February 28, 2015 and February 28, 2014, provides further detail, by type, of our subscription and services revenues. Infrastructure-related offerings subscription revenue includes subscription revenue generated from Red Hat Enterprise Linux and related technologies such as Red Hat Satellite and Red Hat Enterprise Virtualization. Subscription revenue generated from our Application development-related and other emerging technology offerings includes Red Hat JBoss Middleware, Red Hat Storage, Red Hat Mobile and Red Hat cloud offerings such as Red Hat Enterprise Linux OpenStack Platform and OpenShift by Red Hat (in thousands):

	Year ended February 29, 2016	Year ended February 28, 2015	Year ended February 28, 2014
Subscription revenue:
Infrastructure-related offerings	$1,480,463	$1,324,693	$1,171,103
Application development-related and other emerging technology offerings	322,986	236,541	165,668

Total subscription revenue	1,803,449	1,561,234	1,336,771

Training and services revenue:
Consulting services	190,870	171,436	145,191
Training	57,911	56,819	52,653

Total training and services revenue	248,781	228,255	197,844

Total revenue	$2,052,230	$1,789,489	$1,534,615

NOTE 21—Other Long-Term Obligations

Other long-term obligations were comprised of the following (in thousands):

	February 29, 2016	February 28, 2015
Accrued income taxes	$73,403	$57,083
Deferred rent credits	13,197	12,992
Net non-current deferred tax liability (see NOTE 11—Income Taxes)	169	815
Other	1,143	1,156

Other long-term obligations	$87,912	$72,046

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

As of February 29, 2016, the Notes consisted of the following (in thousands):

February 29, 2016
Liability component
Principal	$805,000
Less: debt issuance costs	(10,029)
Less: debt discount	(71,029)

Net carrying amount	$723,942

Equity component (1)	$96,890

(1)	Recorded in the Consolidated Balance Sheet in Additional paid-in capital.

In accounting for the transaction costs related to the convertible note issuance, the Company allocated the total amount incurred of $15.2 million to the liability and equity components based on their relative fair values. Issuance costs attributable to the liability component totaled $13.4 million and are being amortized to interest expense over the term of the convertible notes using the effective interest method. The remaining $1.8 million of issuance costs have been allocated to the equity component and are included in Additional paid-in capital on the Company’s Consolidated Balance Sheet as of February 29, 2016. Additionally, the Company recorded a deferred tax asset of $0.7 million related to the $1.8 million equity component of transactional costs which are deductible for tax purposes.

The following table includes total interest expense recognized related to the convertible notes for the fiscal years ended February 29, 2016 and February 28, 2015 (in thousands):

	Year ended February 29, 2016	Year ended February 28, 2015
Coupon rate 0.25% per year, payable semiannually	$2,012	$805
Amortization of convertible note issuance costs—liability component	2,433	935
Accretion of debt discount	18,570	7,292

Total interest expense related to convertible notes	$23,015	$9,032

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the convertible notes, which was determined based on inputs that are observable in the market (Level 2), and the carrying value of convertible notes (the carrying value excludes the equity component of the convertible notes classified in equity) is as follows (in thousands):

	As of February 29, 2016
	Fair Value	Carrying Value
Convertible notes	$714,950	$723,942

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

NOTE 23—Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss was comprised of the following (in thousands):

	February 29, 2016	February 28, 2015
Accumulated loss from foreign currency translation adjustment	$(73,776)	$(60,986)
Accumulated unrealized gain (loss), net of tax, on available-for-sale securities	(673)	365

Accumulated other comprehensive loss	$(74,449)	$(60,621)

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 24—Unaudited Quarterly Results

Below are unaudited condensed quarterly results for the year ended February 29, 2016:

	Year ended February 29, 2016
	(Unaudited)
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except per share data)
Revenue:
Subscriptions	$479,642	$457,488	$441,526	$424,793
Training and services	63,859	66,092	62,622	56,208

Total subscription and training and services revenue	$543,501	$523,580	$504,148	$481,001
Gross profit	$462,281	$442,532	$428,184	$409,604
Income from operations	$71,771	$68,877	$76,470	$70,930
Interest income	$3,189	$2,874	$2,895	$2,715
Interest expense	$5,856	$5,817	$5,733	$5,715
Other income (expense), net	$(336)	$49	$(1,245)	$(203)
Net income, basic and diluted	$53,036	$46,848	$51,395	$48,086
Net income per common share (1):
Basic	$0.29	$0.26	$0.28	$0.26
Diluted	$0.29	$0.25	$0.28	$0.26
Weighted average shares outstanding:
Basic	182,099	182,850	183,179	183,130
Diluted	184,888	186,094	186,750	186,175

(1)	Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the reported annual earnings per common share.

Below are unaudited condensed quarterly results for the year ended February 28, 2015:

	Year ended February 28, 2015
	(Unaudited)
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except per share data)
Revenue:
Subscriptions	$405,072	$394,699	$389,495	$371,968
Training and services	58,869	61,196	56,404	51,786

Total subscription and training and services revenue	$463,941	$455,895	$445,899	$423,754
Gross profit	$393,724	$384,530	$378,725	$359,311
Income from operations	$67,607	$67,197	$64,227	$50,963
Interest income	$2,288	$2,196	$2,010	$1,842
Interest expense	$5,803	$3,441	$97	$53
Other income (expense), net	$4,785	$1,559	$(192)	$410
Net income, basic and diluted	$47,700	$47,933	$46,823	$37,745
Net income per common share (1):
Basic	$0.26	$0.26	$0.25	$0.20
Diluted	$0.26	$0.26	$0.25	$0.20
Weighted average shares outstanding:
Basic	183,459	185,039	188,162	189,372
Diluted	186,307	187,674	190,755	191,457

(1)	Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the reported annual earnings per common share.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our accountants on accounting and financial disclosure matters.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter ended February 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We intend to file with the SEC a definitive proxy statement with respect to our Annual Meeting of Stockholders to be held on August 11, 2016 (the “2016 Annual Meeting”). The information under the sections entitled “Item No. 1—Election of Directors”, “Corporate Governance and Board of Directors Information”, “Compensation and Other Information Concerning Executive Officers” and “Other Matters” from the definitive proxy statement for the 2016 Annual Meeting, which is to be filed with the SEC not later than 120 days after the close of our fiscal year ended February 29, 2016 (the “2016 Proxy Statement”), is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the sections entitled “Compensation and Other Information Concerning Executive Officers” and “Corporate Governance and Board of Directors Information” from the 2016 Proxy Statement is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the sections entitled “Beneficial Ownership of Our Common Stock” and “Compensation and Other Information Concerning Executive Officers” from the 2016 Proxy Statement is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the section entitled “Corporate Governance and Board of Directors Information” from the 2016 Proxy Statement is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the section entitled “Item No. 2—Ratification of Selection of Independent Registered Public Accounting Firm” from the 2016 Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

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

3.2+	Amended and Restated By-Laws of Red Hat, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 7, 2015 (File no. 001-33162))

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

4.3+

Indenture (including form of Note) with respect to Red Hat’s 0.25% Convertible Senior Notes due 2019, dated as of October 7, 2014, between Red Hat, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2014 (File no. 001-33162))

10.1+*

Red Hat, Inc. 2004 Long-Term Incentive Plan, as amended and restated effective August 14, 2008 (incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 24, 2014 (File no. 001-33162))

10.2+*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 25, 2012 (File no. 001-33162))

10.3+*

Letter Agreement dated May 10, 2012, between Red Hat, Inc. and Arun Oberoi (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 6, 2012 (File no. 001-33162))

Exhibit No.	Description of Exhibits

10.4+*

Senior Management Change in Control Severance Policy (incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 25, 2012 (File no. 001-33162))

10.5+*	Executive Variable Compensation Plan (incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 25, 2013 (File no. 001-33162))

10.6+*

Executive Employment Agreement, dated December 19, 2007, between Red Hat, Inc. and James M. Whitehurst (incorporated by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 25, 2013 (File no. 001-33162))

10.7+*

Form of Director Deferred Stock Unit Agreement (Vested) adopted June 19, 2008 (incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 24, 2014 (File no. 001-33162))

10.8+*

Form of Director Deferred Stock Unit Agreement (With Vesting) adopted June 19, 2008 (incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 24, 2014 (File no. 001-33162))

10.9+*

Form of Director Restricted Stock Agreement adopted June 19, 2008 (incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 24, 2014 (File no. 001-33162))

10.10+*	Senior Management Severance Plan (incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 24, 2014 (File no. 001-33162))

10.11+*

Form of Executive Agreement by and between Red Hat, Inc. and each participant in the registrant’s Senior Management Severance Plan (incorporated by reference to Exhibit 10.16 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 24, 2014 (File no. 001-33162))

10.12+*

Letter Agreement dated December 23, 2008 between Red Hat, Inc. and James M. Whitehurst amending the Executive Employment Agreement between the parties dated December 19, 2007 (incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 24, 2014 (File no. 001-33162))

10.13+*

Employee Inventions Assignment and Restrictive Obligations Agreement dated January 1, 2008 between Red Hat, Inc. and James M. Whitehurst (incorporated by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 24, 2014 (File no. 001-33162))

10.14+*

Clawback Policy of Red Hat, Inc. adopted May 13, 2009 (incorporated by reference to Exhibit 10.16 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 28, 2015 (File no. 001-33162))

10.15+*

Red Hat, Inc. Stock Ownership Policy for Directors and Senior Executives, amended and restated as of March 21, 2011 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 25, 2011 (File no. 001-33162))

10.16+*

Form of Performance Restricted Stock Agreement adopted May 19, 2010 (incorporated by reference to Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2010 (File no. 001-33162))

10.17+*

Form of Restricted Stock Unit Agreement (Non-Executive Participants) adopted August 11, 2010 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 8, 2010 (File no. 001-33162))

Exhibit No.	Description of Exhibits

10.18+*

Executive Base Salaries and Target Award Amounts under Red Hat, Inc.’s Executive Variable Compensation Plan for the Fiscal Year Ending February 28, 2014 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 29, 2013 (File no. 001-33162))

10.19+*

Executive Base Salaries and Target Award Amounts under Red Hat, Inc.’s Executive Variable Compensation Plan for the Fiscal Year Ending February 28, 2015 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2014 (File no. 001-33162))

10.20+*

Executive Base Salaries and Target Award Amounts under Red Hat, Inc.’s Executive Variable Compensation Plan for the Fiscal Year Ending February 29, 2016 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 22, 2015 (File no. 001-33162))

10.21+*	Peer Group for PSUs Granted in FY 2014 (incorporated by reference to Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed with the SEC on May 29, 2013 (File no. 001-33162))

10.22+*	Peer Group for PSUs Granted in FY 2015 (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2014 (File no. 001-33162))

10.23+*	Peer Group for PSUs Granted in FY 2016 (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 22, 2015 (File no. 001-33162))

10.24+*	Red Hat, Inc. 2011 Performance Compensation Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 16, 2011 (File no. 001-33162))

10.25+

Sublease Agreement, dated as of December 27, 2011, by and between Carolina Power & Light Company, a North Carolina corporation, d/b/a Progress Energy Carolinas, Inc. and Red Hat, Inc. (incorporated by reference to Exhibit 10.44 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 25, 2012 (File no. 001-33162))

10.26+*

Red Hat, Inc. 2010 Non-Employee Director Compensation Plan, as amended and restated effective January 1, 2013 (incorporated by reference to Exhibit 10.34 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 24, 2014 (File no. 001-33162))

10.27+*

Red Hat, Inc. 2004 Long-Term Incentive Plan, as amended and restated effective August 9, 2012 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 5, 2012 (File no. 001-33162))

10.28+*

Form of Operating Performance Share Unit Agreement adopted May 22, 2013 (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 29, 2013 (File no. 001-33162))

10.29+*

Form of Total Stockholder Return Performance Share Unit Agreement adopted May 22, 2013 (incorporated by reference to Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed with the SEC on May 29, 2013 (File no. 001-33162))

10.30+*

Form of 162(m) Restricted Stock Agreement adopted May 22, 2013 (incorporated by reference to Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed with the SEC on May 29, 2013 (File no. 001-33162))

10.31+*

TSR Hurdle Performance Share Units Granted to Certain Named Executive Officers on August 6, 2014 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 12, 2014 (File no. 001-33162))

Exhibit No.	Description of Exhibits

10.32+*

Form of Performance Share Unit Agreement (TSR Hurdle Form) adopted August 6, 2014 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on September 29, 2014 (File no. 001-33162))

10.33+

Form of Call Option Confirmation between Red Hat, Inc. and each Option Counterparty (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2014 (File no. 001-33162))

10.34+

Form of Warrant Confirmation between Red Hat, Inc. and each Option Counterparty (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2014 (File no. 001-33162))

10.35+

Master Confirmation between Goldman, Sachs & Co. and Red Hat, Inc., dated October 2, 2014 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2014 (File no. 001-33162))

10.36+

Supplemental Confirmation between Goldman, Sachs & Co. and Red Hat, Inc., dated October 2, 2014 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2014 (File no. 001-33162))

10.37+*

Policy on Gross-up Payments for Excise Taxes Payable under Section 4999 (incorporated by reference to Exhibit 10.44 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 28, 2015 (File no. 001-33162))

10.38+*

Letter Agreement dated June 17, 2015, between Red Hat, Inc. and Frank A. Calderoni (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 7, 2015 (File no. 001-33162))

10.39+*

Bonus Agreement dated June 21, 2015, between Red Hat, Inc. and Frank A. Calderoni (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 7, 2015 (File no. 001-33162))

10.40+*

Letter Agreement dated July 24, 2015, between Red Hat, Inc. and Charles E. Peters, Jr. (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2015 (File no. 001-33162))

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

32.1	Certification of the registrant’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

Exhibit No.	Description of Exhibits

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+	Previously filed.
*	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

By:	/S/ JAMES M. WHITEHURST
James M. Whitehurst President and Chief Executive Officer

Date: April 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JAMES M. WHITEHURST James M. Whitehurst	President, Chief Executive Officer and Director (principal executive officer)	April 26, 2016

/S/ FRANK A. CALDERONI Frank A. Calderoni	Executive Vice President, Operations and Chief Financial Officer (principal financial officer)	April 26, 2016

/S/ ERIC R. SHANDER Eric R. Shander	Vice President, Finance and Accounting (principal accounting officer)	April 26, 2016

/S/ SOHAIB ABBASI Sohaib Abbasi	Director	April 26, 2016

/S/ W. STEVE ALBRECHT W. Steve Albrecht	Director	April 26, 2016

/S/ CHARLENE T. BEGLEY Charlene T. Begley	Director	April 26, 2016

/S/ JEFFREY J. CLARKE Jeffrey J. Clarke	Director	April 26, 2016

/S/ NARENDRA K. GUPTA Narendra K. Gupta	Director	April 26, 2016

/S/ KIMBERLY L. HAMMONDS Kimberly L. Hammonds	Director	April 26, 2016

/S/ WILLIAM S. KAISER William S. Kaiser	Director	April 26, 2016

/S/ DONALD H. LIVINGSTONE Donald H. Livingstone	Director	April 26, 2016

/S/ HENRY HUGH SHELTON Henry Hugh Shelton	Chairman of the Board of Directors	April 26, 2016

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

21.1	Subsidiaries of Red Hat, Inc.

23.1	Consent of PricewaterhouseCoopers LLP

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