Form 10-Q
period 2016-05-31
RED HAT INC
filed 2016-07-07
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

As of June 30, 2016, there were 181,096,136 shares of common stock outstanding.

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

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands—except share and per share amounts)

	May 31, 2016 (Unaudited)	February 29, 2016 (1)
ASSETS
Current assets:
Cash and cash equivalents	$1,031,565	$927,778
Investments in debt securities, short-term	364,850	281,142
Accounts receivable, net of allowances for doubtful accounts of $2,315 and $2,798, respectively	326,334	509,715
Prepaid expenses	159,829	150,877
Other current assets	1,375	2,921

Total current assets	1,883,953	1,872,433
Property and equipment, net of accumulated depreciation and amortization of $208,451 and $194,819, respectively	168,015	166,886
Goodwill	1,029,636	1,027,277
Identifiable intangibles, net	140,704	146,071
Investments in debt securities, long-term	723,461	786,470
Deferred tax assets, net	116,393	111,456
Other assets, net	50,119	44,506

Total assets	$4,112,281	$4,155,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$251,401	$284,802
Deferred revenue	1,251,096	1,272,908
Other current obligations	1,980	1,467

Total current liabilities	1,504,477	1,559,177
Long-term deferred revenue	441,060	449,636
Convertible notes	729,307	723,942
Other long-term obligations	88,102	87,912
Commitments and contingencies (NOTES 12 and 13)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 235,700,463 and 234,896,137 shares issued, and 181,088,587 and 181,185,861 shares outstanding at May 31, 2016 and February 29, 2016, respectively	24	23
Additional paid-in capital	2,176,208	2,162,264
Retained earnings	1,160,472	1,099,738
Treasury stock at cost, 54,611,876 and 53,710,276 shares at May 31, 2016 and February 29, 2016, respectively	(1,919,622)	(1,853,144)
Accumulated other comprehensive loss	(67,747)	(74,449)

Total stockholders’ equity	1,349,335	1,334,432

Total liabilities and stockholders’ equity	$4,112,281	$4,155,099

(1)	Derived from audited financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands—except per share amounts)

(Unaudited)

	Three Months Ended
	May 31, 2016	May 31, 2015
Revenue:
Subscriptions	$501,665	$424,793
Training and services	66,234	56,208

Total subscription and training and services revenue	567,899	481,001

Cost of subscription and training and services revenue:
Cost of subscriptions	36,545	29,846
Cost of training and services	47,503	41,551

Total cost of subscription and training and services revenue	84,048	71,397

Gross profit	483,851	409,604

Operating expense:
Sales and marketing	243,248	198,872
Research and development	115,016	97,431
General and administrative	50,224	42,371

Total operating expense	408,488	338,674

Income from operations	75,363	70,930
Interest income	3,430	2,715
Interest expense	5,887	5,715
Other income (expense), net	(553)	(203)

Income before provision for income taxes	72,353	67,727
Provision for income taxes	11,169	19,641

Net income	$61,184	$48,086

Basic net income per common share	$0.34	$0.26
Diluted net income per common share	$0.33	$0.26
Weighted average shares outstanding
Basic	181,168	183,130
Diluted	184,187	186,175

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	May 31, 2016	May 31, 2015
Net income	$61,184	$48,086
Other comprehensive income (loss):
Change in foreign currency translation adjustment	5,917	(5,629)
Available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities during the period	1,238	(406)
Reclassification for (gain) loss realized on available-for-sale securities, reported in Other income (expense), net	(9)	5
Tax benefit (expense)	(444)	47

Net change in available-for-sale securities (net of tax)	785	(354)

Total other comprehensive income (loss)	6,702	(5,983)

Comprehensive income	$67,886	$42,103

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	May 31, 2016	May 31, 2015
Cash flows from operating activities:
Net income	$61,184	$48,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,702	18,547
Amortization of debt discount and transaction costs	5,365	5,195
Share-based compensation expense	41,275	36,522
Deferred income taxes	(2,152)	1,914
Excess tax benefits from share-based payment arrangements	7,950	6,419
Net amortization of bond premium on debt securities available for sale	3,540	2,597
Other	(765)	830
Changes in operating assets and liabilities:
Accounts receivable	190,330	179,387
Prepaid expenses	(9,373)	(427)
Accounts payable and accrued expenses	(38,136)	(52,346)
Deferred revenue	(46,093)	(31,562)
Other	(1,530)	15

Net cash provided by operating activities	232,297	215,177

Cash flows from investing activities:
Purchase of investment in debt securities available for sale	(134,601)	(406,211)
Proceeds from sales and maturities of investment in debt securities available for sale	117,182	182,583
Purchase of other intangible assets	(2,868)	(3,929)
Purchase of property and equipment	(17,653)	(10,696)
Other	(111)	(2,000)

Net cash used in investing activities	(38,051)	(240,253)

Cash flows from financing activities:
Proceeds from exercise of common stock options	1,380	2,109
Payments related to net settlement of share-based compensation awards	(31,079)	(25,211)
Purchase of treasury stock	(66,478)	—
Other	55	(351)

Net cash used in financing activities	(96,122)	(23,453)

Effect of foreign currency exchange rates on cash and cash equivalents	5,663	(8,022)

Net increase (decrease) in cash and cash equivalents	103,787	(56,551)
Cash and cash equivalents at beginning of the period	927,778	1,047,473

Cash and cash equivalents at end of the period	$1,031,565	$990,922

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

Open source software is an alternative to proprietary software and represents a different model for the development and licensing of commercial software code than that typically used for proprietary software. Because open source software code is often freely shared, there are customarily no licensing fees for the use of open source software. Therefore, the Company does not recognize revenue from the licensing of the code itself. The Company provides value to its customers through the development, aggregation, integration, testing, certification, delivery, maintenance, enhancement and support of its Red Hat technologies, and by providing a level of performance, scalability, flexibility, reliability and security for the technologies the Company packages and distributes. Moreover, because communities of developers not employed by the Company assist with the creation of the Company’s open source offerings, opportunities for further innovation of the Company’s offerings are supplemented by these communities.

The Company derives its revenue and generates cash from customers primarily from two sources: (i) subscription revenue and (ii) training and services revenue. These arrangements typically involve subscriptions to Red Hat technologies. The arrangements with the Company’s customers that produce this revenue and cash are explained in further detail in NOTE 2—Summary of Significant Accounting Policies to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2016.

NOTE 2—Summary of Significant Accounting Policies

Basis of presentation

The unaudited interim consolidated financial statements as of and for the three months ended May 31, 2016 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement of the consolidated balance sheets, consolidated operating results, consolidated other comprehensive income and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months ended May 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2017. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting. These unaudited financial statements should be read in conjunction with the Company’s Consolidated Financial Statements, including notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2016. Other than the accounting pronouncement adopted during the three months ended May 31, 2016 related to accounting for share-based compensation as described below, there have been no changes to the Company’s significant accounting policies from those described in NOTE 2—Summary of Significant Accounting Policies to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2016. These unaudited financial statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K.

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

Accounting pronouncement adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) to simplify several aspects of the accounting for share-based compensation, including the income tax consequences. This guidance is effective for the Company as of the first quarter of the fiscal year ending February 28, 2018. However, the Company elected to early adopt ASU 2016-09 effective March 1, 2016.

Impact to Consolidated Statements of Operations

One of the more significant impacts of adopting ASU 2016-09 is the required change in how the Company recognizes the excess tax benefits (“windfalls”) or deficiencies (“shortfalls”) related to share-based compensation. For example, prior to adopting ASU 2016-09 such windfalls and shortfalls were credited or charged, respectively, to additional paid-in capital in the Company’s Consolidated Balance Sheets. Under ASU 2016-09, these windfalls and shortfalls are recognized as a discrete tax benefit or discrete tax expense, respectively, in the Company’s Consolidated Statements of Operations. For the three months ended May 31, 2016, the Company recognized a discrete tax benefit of $7.9 million related to net windfall tax benefits from share-based compensation.

ASU 2016-09 requires companies to adopt the amendment related to accounting for windfalls and shortfalls on a prospective basis only. As a result, no change has been made to the Consolidated Statement of Operations for the three months ended May 31, 2015 related to the $5.6 million of net windfall tax benefits the Company recognized as additional paid-in capital during the three months ended May 31, 2015. Net windfall tax benefits of $5.6 million recognized as additional paid-in-capital during the three months ended May 31, 2015 includes gross windfall tax benefits of $6.4 million net of $0.8 million shortfall tax expense.

Impact to Consolidated Statements of Cash Flows

In addition to the income tax consequences described above, under ASU 2016-09 all windfall tax benefits related to share-based payments are reported as cash flows from operating activities along with all other income tax cash flows. Previously, windfall tax benefits from share-based payment arrangements were reported as cash flows from financing activities.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

With respect to the classification of windfall tax benefits on the statement of cash flows, ASU 2016-09 allows companies to elect either a prospective or retrospective application. The Company has elected to apply this classification amendment retrospectively. As a result, $6.4 million of windfall tax benefits previously reported as cash flows from financing activities on the Company’s Consolidated Statement of Cash Flows for the three months ended May 31, 2015 have been reclassified as cash flows from operating activities.

Impact to Consolidated Balance Sheets

ASU 2016-09 requires that certain other amendments relevant to the Company be applied using a modified-retrospective transition method by means of a cumulative-effect adjustment to retained earnings as of the beginning of the period in which the guidance is adopted. As a result of adopting ASU 2016-09 during the three months ended May 31, 2016, the Company adjusted retained earnings for amendments related to (i) the timing of when unrealized net windfall tax benefits are recognized and (ii) an entity-wide accounting policy election to recognize share-based award forfeitures only as they occur rather than estimate by applying a forfeiture rate. The following table summarizes the impact to the Company’s Consolidated Balance Sheet, including the net amount charged to retained earnings as of March 1, 2016 (in thousands):

	As of March 1, 2016
	Balance Sheet Classification	Amount
Increase to additional paid-in capital resulting from the Company’s election to recognize forfeitures as they occur rather than applying an estimated forfeiture rate	Additional paid-in capital	$2,369
Recognition of deferred tax assets related to cumulative-effect adjustment from the Company’s election to recognize forfeitures as they occur	Deferred tax assets, net	$603
Recognition of deferred tax assets related to certain unrealized net windfall tax benefits from share-based compensation	Deferred tax assets, net	$1,316
Net charge to retained earnings for cumulative-effect adjustment from adoption of ASU 2016-09	Retained earnings	$450

Accounting pronouncements being evaluated

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance is effective for the Company beginning the first quarter of its fiscal year ending February 28, 2019. The standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The Company has initiated an assessment of its systems, data and processes related to the implementation of this accounting standard. This assessment is expected to be completed during the fiscal year ending February 28, 2017. Additionally, the Company is currently evaluating the potential impact that the implementation of this updated standard will have on its consolidated financial statements.

NOTE 3—Changes in Equity

The following table summarizes the changes in the Company’s stockholders’ equity during the three months ended May 31, 2016 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at February 29, 2016	$23	$2,162,264	$1,099,738	$(1,853,144)	$(74,449)	$1,334,432
Net income	—	—	61,184	—	—	61,184
Other comprehensive income (loss), net of tax	—	—	—	—	6,702	6,702
Exercise of common stock options	1	1,379	—	—	—	1,380
Common stock repurchase (see NOTE 10)	—	—	—	(66,478)	—	(66,478)
Share-based compensation expense	—	41,275	—	—	—	41,275
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(31,079)	—	—	—	(31,079)
Cumulative-effect adjustment from adoption of ASU 2016-09	—	2,369	(450)	—	—	1,919

Balance at May 31, 2016	$24	$2,176,208	$1,160,472	$(1,919,622)	$(67,747)	$1,349,335

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the changes in the Company’s stockholders’ equity during the three months ended May 31, 2015 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at February 28, 2015	$23	$1,963,851	$900,373	$(1,515,288)	$(60,621)	$1,288,338
Net income	—	—	48,086	—	—	48,086
Other comprehensive income (loss), net of tax	—	—	—	—	(5,983)	(5,983)
Exercise of common stock options	—	2,109	—	—	—	2,109
Common stock repurchase	—	75,000	—	(75,000)	—	—
Share-based compensation expense	—	36,522	—	—	—	36,522
Net tax benefits related to share-based awards	—	5,562	—	—	—	5,562
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(25,211)	—	—	—	(25,211)
Other adjustments	—	213	—	(213)	—	—

Balance at May 31, 2015	$23	$2,058,046	$948,459	$(1,590,501)	$(66,604)	$1,349,423

Accumulated other comprehensive loss

The following is a summary of accumulated other comprehensive loss as of May 31, 2016 and February 29, 2016 (in thousands):

	As of May 31, 2016	As of February 29, 2016
Accumulated loss from foreign currency translation adjustment	$(67,859)	$(73,776)
Accumulated unrealized gain (loss), net of tax, on available-for-sale securities	112	(673)

Accumulated other comprehensive loss	$(67,747)	$(74,449)

NOTE 4—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of trademarks, copyrights and patents, purchased technologies, customer and reseller relationships and covenants not to compete, which are amortized over the estimated useful life, generally on a straight-line basis with the exception of customer and reseller relationships, which are generally amortized over the related asset’s pattern of economic benefit or on a straight-line basis if a straight-line basis results in a greater amount of amortization for the period reported. Useful lives range from two to ten years. As of May 31, 2016 and February 29, 2016, trademarks with an indefinite estimated useful life totaled $11.3 million and $11.1 million, respectively.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is a summary of identifiable intangible assets (in thousands):

	As of May 31, 2016			As of February 29, 2016
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$140,245	$(52,169)	$88,076	$138,106	$(49,876)	$88,230
Purchased technologies	96,246	(73,191)	23,055	96,105	(70,940)	25,165
Customer and reseller relationships	104,745	(82,492)	22,253	104,593	(80,329)	24,264
Covenants not to compete	13,315	(10,698)	2,617	13,240	(9,875)	3,365
Other intangible assets	8,833	(4,130)	4,703	8,833	(3,786)	5,047

Total identifiable intangible assets	$363,384	$(222,680)	$140,704	$360,877	$(214,806)	$146,071

Amortization expense associated with identifiable intangible assets recognized in the Company’s Consolidated Financial Statements for the three months ended May 31, 2016 and May 31, 2015 is summarized as follows (in thousands):

	Three Months Ended
	May 31, 2016	May 31, 2015
Cost of revenue	$3,967	$2,917
Sales and marketing	1,916	2,005
Research and development	34	250
General and administrative	1,753	1,052

Total amortization expense	$7,670	$6,224

NOTE 5—Income Taxes

The following table summarizes the Company’s tax provision for the three months ended May 31, 2016 and May 31, 2015 (in thousands):

	Three Months Ended
	May 31, 2016	May 31, 2015
Income before provision for income taxes	$72,353	$67,727
Estimated annual effective tax rate	27%	29%

Provision for income taxes before discrete tax benefits	19,535	19,641
Discrete tax benefits related to net excess tax benefits from share-based payments	7,938	—
Other discrete tax benefits	428	—

Provision for income taxes	$11,169	$19,641

For the three months ended May 31, 2016, the Company’s estimated annual effective tax rate of 27% differed from the U.S. federal statutory rate of 35% principally due to foreign income taxed at lower rates, research tax credits and the domestic production activities deduction. Tax expense for the three months ended May 31, 2016 included a discrete tax benefit of $7.9 million related to net excess tax benefits from share-based payments resulting from the Company’s early adoption of ASU 2016-09. See NOTE 2—Summary of Significant Accounting Policies for more details regarding the adoption of ASU 2016-09.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the three months ended May 31, 2015, the Company’s then-estimated annual effective tax rate of 29% differed from the U.S. federal statutory rate of 35%, principally due to foreign income taxed at lower rates, state income taxes net of federal benefits and the domestic production activities deduction.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at May 31, 2016 (in thousands):

	As of May 31, 2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$284,422	$284,422	$—	$—
Available-for-sale securities (1):
U.S. agency securities	341,705	—	341,705	—
Corporate securities	746,606	—	746,606	—
Foreign currency derivatives (2)	46	—	46	—
Liabilities:
Foreign currency derivatives (3)	(437)	—	(437)	—

Total	$1,372,342	$284,422	$1,087,920	$—

(1)	Included in Cash and cash equivalents, Investments in debt securities, short-term or Investments in debt securities, long-term in the Company’s Consolidated Balance Sheet at May 31, 2016, in addition to $747.1 million of cash.
(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at May 31, 2016.
(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at May 31, 2016.

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at February 29, 2016 (in thousands):

	As of February 29, 2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$221,970	$221,970	$—	$—
Available-for-sale securities (1):
U.S. agency securities	331,117	—	331,117	—
Corporate securities	736,495	—	736,495	—
Foreign currency derivatives (2)	566	—	566	—
Liabilities:
Foreign currency derivatives (3)	(452)	—	(452)	—

Total	$1,289,696	$221,970	$1,067,726	$—

(1)	Included in Cash and cash equivalents, Investments in debt securities, short-term or Investments in debt securities, long-term in the Company’s Consolidated Balance Sheet at February 29, 2016, in addition to $705.8 million of cash.
(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at February 29, 2016.
(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at February 29, 2016.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table represents the Company’s investments measured at fair value as of May 31, 2016 (in thousands):

		Gross Unrealized			Balance Sheet Classification
	Amortized Cost	Gains	Losses (1)	Aggregate Fair Value	Cash Equivalent Marketable Securities	Investments in debt securities, short-term	Investments in debt securities, long-term
Money markets	$284,422	$—	$—	$284,422	$284,422	$—	$—
U.S. agency securities	342,155	132	(582)	341,705	—	60,443	281,262
Corporate securities	746,340	1,128	(862)	746,606	—	304,407	442,199

Total	$1,372,917	$1,260	$(1,444)	$1,372,733	$284,422	$364,850	$723,461

(1)	As of May 31, 2016, there were $0.6 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer.

The following table represents the Company’s investments measured at fair value as of February 29, 2016 (in thousands):

		Gross Unrealized			Balance Sheet Classification
	Amortized Cost	Gains	Losses (1)	Aggregate Fair Value	Cash Equivalent Marketable Securities	Investments in debt securities, short-term	Investments in debt securities, long-term
Money markets	$221,970	$—	$—	$221,970	$221,970	$—	$—
U.S. agency securities	331,302	160	(345)	331,117	—	50,453	280,664
Corporate securities	737,723	994	(2,222)	736,495	—	230,689	505,806

Total	$1,290,995	$1,154	$(2,567)	$1,289,582	$221,970	$281,142	$786,470

(1)	As of February 29, 2016, there were $0.9 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows as of May 31, 2016 and for the three months then ended (in thousands):

	As of May 31, 2016			Three Months Ended May 31, 2016
	Balance Sheet Classification	Fair Value	Notional Value	Classification of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives

Assets—foreign currency forward contracts not designated as hedges	Other current assets	$46	$6,563	Other income (expense), net	$1,199
Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	(437)	27,842	Other income (expense), net	(678)

Total		$(391)	$34,405		$521

The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows as of May 31, 2015 and for the three months then ended (in thousands):

	As of May 31, 2015			Three Months Ended May 31, 2015
	Balance Sheet Classification	Fair Value	Notional Value	Classification of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives

Assets—foreign currency forward contracts not designated as hedges	Other current assets	$86	$2,765	Other income (expense), net	$680
Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	(293)	29,919	Other income (expense), net	(809)

Total		$(207)	$32,684		$(129)

NOTE 8—Share-based Awards

The Company measures share-based compensation cost at the grant date, based on the estimated fair value of the award and recognizes the cost over the employee requisite service period, typically on a straight-line basis. The Company estimates the fair value of stock options using the Black-Scholes-Merton valuation model. The fair value of nonvested share awards, nonvested share units and performance share units are measured at their underlying closing share price on the day of grant. Effective March 1, 2016, the Company adopted ASU 2016-09. Upon adoption of ASU 2016-09 the Company made an accounting policy election to account for forfeitures as they occur rather than apply an estimated forfeiture rate. See NOTE 2—Summary of Significant Accounting Policies for more details regarding the adoption of ASU 2016-09.

The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements for the three months ended May 31, 2016 and May 31, 2015 (in thousands):

	Three Months Ended
	May 31, 2016	May 31, 2015
Cost of revenue	$4,305	$3,727
Sales and marketing	18,440	15,412
Research and development	12,002	10,874
General and administrative	6,528	6,509

Total share-based compensation expense	$41,275	$36,522

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Share-based compensation expense qualifying for capitalization was insignificant for each of the three months ended May 31, 2016 and May 31, 2015. Accordingly, no share-based compensation expense was capitalized during the three months ended May 31, 2016 and May 31, 2015.

During the three months ended May 31, 2016 and May 31, 2015, the Company granted the following share-based awards:

	Three Months Ended
	May 31, 2016			May 31, 2015
	Shares and Shares Underlying Awards		Weighted Average Per Share Award Fair Value	Shares and Shares Underlying Awards	Weighted Average Per Share Award Fair Value
Service-based shares and share units	934,890		$75.45	807,596	$74.81
Performance share units—target	360,676	(1)	$76.70	258,118	$77.28
Performance share awards	140,182	(2)	$76.70	98,525	$77.28

Total awards	1,435,748		$75.89	1,164,239	$75.57

(1)	Certain executives and senior management were awarded a target number of performance share units (“PSUs”). PSU grantees may earn up to 200% of the target number of PSUs. Half of the target number of PSUs can be earned by the grantees depending upon the Company’s financial performance measured against the financial performance of specified peer companies during a three-year performance period beginning on March 1, 2016. The remaining target number of PSUs can be earned by the grantees depending upon the Company’s total shareholder return performance measured against the total shareholder return performance of specified peer companies during a three-year period beginning on March 1, 2016.
(2)	Certain executives were granted restricted stock awards. These shares were awarded subject to the achievement of a specified dollar amount of revenue for FY2017 (the “RSA Performance Goal”). If the Company fails to achieve the RSA Performance Goal for FY2017, then all such shares are forfeited. If the Company achieves the RSA Performance Goal for FY2017, then 25% of the restricted stock vests on or about July 16, 2017, and the remainder vests ratably on a quarterly basis over the course of the subsequent three-year period, provided that the grantee’s business relationship with the Company has not ceased.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table reconciles the numerators and denominators of the earnings per share (“EPS”) calculation for the three months ended May 31, 2016 and May 31, 2015 (in thousands, except per share amounts):

	Three Months Ended
	May 31, 2016	May 31, 2015
Net income, basic and diluted	$61,184	$48,086

Weighted average common shares outstanding	181,168	183,130
Incremental shares attributable to assumed vesting or exercise of outstanding equity award shares	3,019	2,994
Dilutive effect of convertible notes	—	51

Diluted shares	184,187	186,175

Diluted net income per share	$0.33	$0.26

With respect to the Company’s convertible notes, the Company has the option to pay cash or deliver, as the case may be, either cash, shares of its common stock or a combination of cash and shares of its common stock for the aggregate amount due upon conversion of the convertible notes. The Company’s intent is to settle the principal amount of the convertible notes in cash upon conversion. As a result, upon conversion of the convertible notes, only the amounts payable in excess of the principal amounts of the convertible notes would be considered in diluted earnings per share under the treasury stock method. See NOTE 15—Convertible Notes for detailed information on the convertible notes.

Warrants to purchase 10,965,630 shares of the Company’s common stock at $101.65 per share were outstanding during the three months ended May 31, 2016 and May 31, 2015 but were not included in the computation of diluted EPS because the warrants’ exercise price was greater than the average market price of the Company’s common stock during the related period.

The following employee share awards were not included in the computation of diluted earnings per share because the aggregate value of proceeds considered received upon either exercise or vesting was greater than the average market price of the Company’s common stock during the related periods and the effect of including such share awards in the computation would be anti-dilutive (in thousands):

	Three Months Ended
	May 31, 2016	May 31, 2015
Number of shares considered anti-dilutive for calculating diluted EPS	1,081	3

NOTE 10—Share Repurchase Programs

On March 25, 2015, the Company announced that its Board of Directors (the “Board”) has authorized the repurchase of up to $500.0 million of Red Hat’s common stock from time to time on the open market or in privately negotiated transactions. The program commenced on April 1, 2015, and will expire on the earlier of (i) March 31, 2017, or (ii) a determination by the Board, Chief Executive Officer or Chief Financial Officer to discontinue the program.

During the three months ended May 31, 2016, the Company repurchased 901,600 shares of its common stock for $66.5 million under this repurchase program.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of May 31, 2016, the amount available under the program for the repurchase of the Company’s common stock was $170.9 million.

On June 22, 2016, the Company announced that its Board authorized a new repurchase program and terminated the repurchase program described above effective June 30, 2016. See NOTE 16—Subsequent Events for additional information regarding the Company’s new share repurchase program.

NOTE 11—Segment Reporting

The following summarizes revenue from unaffiliated customers and income (loss) from operations for the three months ended May 31, 2016 and May 31, 2015 and total cash, cash equivalents and available-for-sale investment securities and total assets as of May 31, 2016 and May 31, 2015, by geographic segment (in thousands):

	Americas	EMEA	Asia Pacific	Corporate (1)	Consolidated

	Three Months Ended May 31, 2016
Revenue from unaffiliated customers	$365,723	$124,299	$77,877	$—	$567,899
Income (loss) from operations	$69,756	$25,688	$21,194	$(41,275)	$75,363
Total cash, cash equivalents and available-for-sale investment securities	$1,240,377	$613,619	$265,880	$—	$2,119,876
Total assets	$2,815,567	$892,729	$403,985	$—	$4,112,281

	Three Months Ended May 31, 2015
Revenue from unaffiliated customers	$321,833	$97,473	$61,695	$—	$481,001
Income (loss) from operations	$75,533	$16,407	$15,512	$(36,522)	$70,930
Total cash, cash equivalents and available-for-sale investment securities	$1,302,959	$446,318	$219,197	$—	$1,968,474
Total assets	$2,727,050	$724,218	$309,012	$—	$3,760,280

(1)	Amounts represent share-based compensation expense for each of the three months ended May 31, 2016 and May 31, 2015, which was not allocated to geographic segments.

Supplemental information about geographic areas

The following table lists, for each of the three months ended May 31, 2016 and May 31, 2015, revenue from unaffiliated customers in the United States, the Company’s country of domicile, and revenue from unaffiliated customers from foreign countries (in thousands):

	Three Months Ended
	May 31, 2016	May 31, 2015
United States, the Company’s country of domicile	$328,529	$287,461
Foreign	239,370	193,540

Total revenue from unaffiliated customers	$567,899	$481,001

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Total tangible long-lived assets, net of accumulated depreciation, located in the United States, the Company’s country of domicile, and similar tangible long-lived assets, net of accumulated depreciation, held outside the United States are summarized in the following table as of May 31, 2016 and February 29, 2016 (in thousands):

	As of May 31, 2016	As of February 29, 2016
United States, the Company’s country of domicile	$126,280	$126,937
Foreign	41,735	39,949

Total tangible long-lived assets	$168,015	$166,886

Supplemental information about major customers

For each of the three months ended May 31, 2016 and May 31, 2015, the U.S. government and its agencies represented in the aggregate approximately 10% of the Company’s total revenue.

Supplemental information about products and services

The following table, for each of the three months ended May 31, 2016 and May 31, 2015, provides further detail, by type, of the Company’s subscription and services revenues. Infrastructure-related offerings subscription revenue includes subscription revenue generated from Red Hat Enterprise Linux and related technologies such as Red Hat Satellite and Red Hat Enterprise Virtualization. Subscription revenue generated from the Company’s Application development-related and other emerging technology offerings includes Red Hat JBoss Middleware, Red Hat Storage, Red Hat Mobile and Red Hat cloud offerings such as Red Hat OpenStack Platform and OpenShift by Red Hat (in thousands):

	Three Months Ended
	May 31, 2016	May 31, 2015
Subscription revenue:
Infrastructure-related offerings	$403,182	$354,018
Application development-related and other emerging technology offerings	98,483	70,775

Total subscription revenue	501,665	424,793

Training and services revenue:
Consulting services	50,310	43,199
Training	15,924	13,009

Total training and services revenue	66,234	56,208

Total subscription and training and services revenue	$567,899	$481,001

NOTE 12—Commitments and Contingencies

Operating leases

As of May 31, 2016, the Company had leases of office space and certain equipment under various non-cancelable operating leases. Rent expense under operating leases for the three months ended May 31, 2016 and May 31, 2015 was $8.5 million and $7.8 million, respectively.

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

NOTE 14—Business Combinations

Acquisition of Ansible, Inc.

On October 16, 2015, the Company completed its acquisition of all of the shares of Ansible, Inc. (“Ansible”). Ansible is a provider of IT automation solutions that allows its users to manage applications across hybrid cloud environments. The acquisition is intended to augment the Company’s management portfolio and help customers to deploy and manage applications across private and public clouds, speed service delivery through development and operations initiatives, streamline OpenStack installations and upgrades and accelerate container adoption by simplifying orchestration and configuration.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Pro forma consolidated financial information

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three months ended May 31, 2015 (in thousands, except per share amounts) as if the acquisition of Ansible had closed on March 1, 2015, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisition actually taken place at the beginning of the period.

Three Months Ended May 31, 2015
Revenue	$481,812
Net income	$46,048
Basic net income per common share	$0.25
Diluted net income per common share	$0.25

NOTE 15—Convertible Notes

Convertible notes offering

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

In addition, the Company used $375.0 million of the net proceeds from the offering of the convertible notes to repurchase shares of its common stock under an accelerated share repurchase program pursuant to an agreement that the Company entered into on October 1, 2014 and completed on February 27, 2015.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

As of May 31, 2016 and February 29, 2016, the convertible notes consisted of the following (in thousands):

	As of May 31, 2016	As of February 29, 2016
Liability component:
Principal	$805,000	$805,000
Less: debt issuance costs	(9,395)	(10,029)
Less: debt discount	(66,298)	(71,029)

Net carrying amount	$729,307	$723,942

Equity component (1)	$96,890	$96,890

(1)	Recorded in the Consolidated Balance Sheet in Additional paid-in capital.

In accounting for the transaction costs related to the convertible note issuance, the Company allocated the total amount incurred of $15.2 million to the liability and equity components based on their relative fair values.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Issuance costs attributable to the liability component totaled $13.4 million and are being amortized to interest expense over the term of the convertible notes using the effective interest method. The remaining $1.8 million of issuance costs have been allocated to the equity component and are included in Additional paid-in capital on the Company’s Consolidated Balance Sheet as of May 31, 2016. Additionally, the Company recorded a deferred tax asset of $0.7 million related to the $1.8 million equity component of transactional costs that are deductible for tax purposes.

The following table includes total interest expense recognized related to the convertible notes for the three months ended May 31, 2016 and May 31, 2015 (in thousands):

	Three Months Ended
	May 31, 2016	May 31, 2015
Coupon rate 0.25% per year, payable semiannually	$503	$503
Amortization of convertible note issuance costs—liability component	633	596
Accretion of debt discount	4,732	4,599

Total interest expense related to convertible notes	$5,868	$5,698

The fair value of the convertible notes, which was determined based on inputs that are observable in the market (Level 2), and the carrying value of the convertible notes (the carrying value excludes the equity component of the convertible notes classified in equity) are as follows (in thousands):

	As of May 31, 2016
	Fair Value	Carrying Value
Convertible notes	$727,896	$729,307

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The purchase of convertible note hedges and proceeds from issuance of warrants were recorded in stockholders’ equity and will continue to be classified as stockholders’ equity.

NOTE 16—Subsequent Events

On June 22, 2016, the Company announced that its Board authorized the repurchase of up to $1.0 billion of Red Hat’s common stock from time to time on the open market or in privately negotiated transactions. The new program commenced on July 1, 2016, and will expire on the earlier of (i) June 30, 2018 or (ii) a determination by the Board, Chief Executive Officer or Chief Financial Officer to discontinue the program.

The new program replaced the previous $500 million repurchase program, which was terminated by the Board effective June 30, 2016.

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

We derive our revenue and generate cash from customers primarily from two sources: (i) subscription revenue and (ii) training and services revenue. These arrangements typically involve subscriptions to Red Hat technologies. Our revenue is affected by, among other factors, corporate, government and consumer spending levels. In evaluating the performance of our business, we consider a number of factors, including total revenue, deferred revenue, operating income, operating margin and cash flows from operations. The arrangements with our customers that produce this revenue and cash are explained in further detail in Part II, Item 7 under “Critical Accounting Estimates” and in NOTE 2—Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended February 29, 2016.

We believe our success is influenced by: (i) the extent to which we can expand the breadth and depth of our offerings, (ii) our ability to enhance the value of our offerings through frequent and continuing innovation while maintaining stable platforms over multi-year periods, (iii) the extent to which adoption of our emerging technology offerings by enterprises and similar institutions continues to increase, (iv) our involvement and leadership in key open source communities, which enable us to develop, enhance and maintain our offerings, (v) our ability to generate increasing revenue directly and through partners and other strategic relationships, including CCSPs, distributors, embedded technology partners, independent hardware vendors (“IHVs”), independent software vendors (“ISVs”), original equipment manufacturers (“OEMs”), systems integrators, and value added resellers, (vi) our ability to generate new and recurring revenue for our offerings, (vii) the widespread and increasing deployment of open source technologies by enterprises and similar institutions, (viii) our software, hardware, application and cloud service certification programs, which are intended to create an ecosystem of technologies that are compatible with our offerings and supported by us, and (ix) our ability to provide customers with consulting and training services that generate additional subscription revenue.

In our fiscal year ended February 29, 2016 we focused on and in our fiscal year ending February 28, 2017 we expect to focus on, among other things: (i) driving the widespread adoption of our offerings, (ii) expanding our portfolio of technology offerings that enable cloud computing, (iii) investing in the development of open source technologies and promoting the use of our technologies by software developers globally, (iv) pursuing strategic acquisitions and alliances, (v) increasing revenue from our existing customer base, (vi) increasing revenue by promoting a range of services to help our customers derive additional value, (vii) expanding routes to market, and (viii) growing our presence in international markets.

Revenue

For the three months ended May 31, 2016, total revenue increased 18.1%, or $86.9 million, to $567.9 million from $481.0 million for the three months ended May 31, 2015. Excluding the impact of foreign currency exchange rate fluctuations, total revenue increased by 17.7% for the three months ended May 31, 2016, as detailed in the following table.

The growth rates of subscription revenue by offering type, training and services revenue and total revenue, as reported and excluding the impact of foreign currency exchange rate fluctuations, for the three months ended May 31, 2016 versus the three months ended May 31, 2015 are as follows (in thousands):

	Three Months Ended (1)
	May 31, 2016	May 31, 2015	Year-Over- Year Growth Rate
Infrastructure-related subscription revenue, as reported	$403,182	$354,018	13.9%
Adjustment for foreign currency exchange rates	(1,915)	—

Infrastructure-related subscription revenue, excluding foreign currency impact	401,267	354,018	13.3%

Application development-related and other emerging technology subscription revenue, as reported	98,483	70,775	39.1%
Adjustment for foreign currency exchange rates	(296)	—

Application development-related and other emerging technology subscription revenue, excluding foreign currency impact	98,187	70,775	38.7%

Total subscription revenue, as reported	501,665	424,793	18.1%
Adjustment for foreign currency exchange rates	(2,211)	—

Total subscription revenue, excluding foreign currency impact	499,454	424,793	17.6%

Total training and services revenue, as reported	66,234	56,208	17.8%
Adjustment for foreign currency exchange rates	511	—

Total training and services revenue, excluding foreign currency impact	66,745	56,208	18.7%

Total subscription and training and services revenue, as reported	567,899	481,001	18.1%
Adjustment for foreign currency exchange rates	(1,700)	—

Total subscription and training and services revenue, excluding foreign currency impact	$566,199	$481,001	17.7%

(1)	Revenue from our non-U.S. operations has been translated into U.S. dollars using the average foreign currency exchange rates for each month of the three months ended May 31, 2016. In an effort to provide a comparable framework for assessing how our business performed when compared to the three months ended May 31, 2015 in light of the effect of exchange rate differences, we believe it is helpful to exclude the impact of foreign currency exchange rate fluctuations by translating revenue from our non-U.S. operations for the three months ended May 31, 2016 using the average foreign currency exchanges rates for the three months ended May 31, 2015.

Subscription revenue

Our enterprise technologies are delivered primarily under subscription agreements. These agreements typically have a one- or three-year subscription period. A subscription generally entitles a customer to, among other things, a specified level of support, as well as security updates, fixes, functionality enhancements, upgrades to the technologies, each if and when available, and compatibility with an ecosystem of certified hardware and software. Subscription revenue increased sequentially for the first quarter of fiscal 2017 and for each quarter of fiscal 2016 and fiscal 2015 and was driven primarily by the increased use of our offerings by customers and our expansion of sales channels and geographic footprint during these periods.

Subscription revenue increased 18.1%, or $76.9 million, for the three months ended May 31, 2016 as compared to the three months ended May 31, 2015. Excluding the impact of foreign currency exchange rate fluctuations, subscription revenue increased by 17.6% for the three months ended May 31, 2016. The increase in subscription revenue is driven primarily by additional subscriptions related to our principal Red Hat Enterprise Linux and Red Hat JBoss Middleware offerings, which continue to gain broader market acceptance in mission-critical areas of computing, and our expansion of sales channels and geographic footprint. The increase is, in part, a result of the continued migration of enterprises in industries such as financial services, government, technology and telecommunications to our open source solutions from proprietary technologies.

Training and services revenue

Training and services revenue increased 17.8%, or $10.0 million, for the three months ended May 31, 2016 as compared to the three months ended May 31, 2015. Excluding the impact of foreign currency exchange rates, training and services revenue increased by 18.7%. The increase is driven primarily by customer interest in new products and increased demand for our open source solutions.

Deferred revenue and billings proxy

Year-to-date deferred revenue

Our deferred revenue, current and long-term, balance at May 31, 2016 was $1.69 billion. Total deferred revenue at May 31, 2016 decreased 1.8%, or $30.4 million, as compared to the balance of $1.72 billion at February 29, 2016. Excluding the impact of foreign currency exchange rate fluctuations, total deferred revenue decreased by 2.7% or $46.1 million from February 29, 2016 to May 31, 2016. The decrease in deferred revenue is primarily attributable to our typically-lower, seasonal first and second quarter billings. Because of our subscription model and revenue recognition policies, deferred revenue improves predictability of future revenue. For example, current deferred revenue provides a baseline for revenue to be recognized over the next twelve months. Similarly, long-term deferred revenue provides a baseline for revenue to be recognized beyond twelve months. Revenue derived from CCSPs for the delivery of our technologies as a service available on demand is recognized by us in the period earned and billed in arrears. As a result, revenue derived from CCSPs has no associated deferred revenue.

The decrease in deferred revenue reported on our Consolidated Balance Sheets of $30.4 million differs from the decrease of $46.1 million we reported on our Consolidated Statements of Cash Flows for the three months ended May 31, 2016 as the amount reported on our Consolidated Statements of Cash Flows for the three months ended May 31, 2016 excludes the impact of changes in foreign currency exchange rates used to translate deferred revenue balances from our foreign subsidiaries’ functional currency into U.S. dollars.

Year-over-year deferred revenue

Total deferred revenue increased by 17.8%, or $256.0 million, to $1.69 billion at May 31, 2016 from $1.44 billion at May 31, 2015. Excluding the impact of foreign currency exchange rate fluctuations, total deferred revenue increased by 17.2%, or $246.3 million, from May 31, 2015 to May 31, 2016. This increase in deferred revenue of $246.3 million is the summation of the changes in deferred revenue that we reported on our Consolidated Statements of Cash Flows for each quarter of the four-fiscal-quarter period ended May 31, 2016, plus $0.4 million related to deferred revenue acquired from business combinations during the same period.

Current deferred revenue increased by 17.3%, or $184.8 million, to $1.25 billion at May 31, 2016 from $1.07 billion at May 31, 2015 and long-term deferred revenue increased by 19.2%, or $71.2 million, to $441.1 million at May 31, 2016 from $369.9 million at May 31, 2015. Excluding the impact of foreign currency exchange rate fluctuations, current deferred revenue increased by 18.2%, or $193.7 million, and long-term deferred revenue increased by 14.2%, or $52.7 million, from May 31, 2015 to May 31, 2016.

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

For the four-fiscal-quarter period ended May 31, 2016, our rolling average billings proxy increased by 12.6%, or $66.9 million, to $596.3 million from $529.4 million for the four-fiscal-quarter period ended May 31, 2015. Using the average foreign currency exchange rates for each quarter of our four-fiscal-quarter period ended May 31, 2015, our rolling average billings proxy for the four-fiscal-quarter period ended May 31, 2016 would have increased by approximately 16.4%, or $86.9 million. For information regarding seasonality, see Part II, Item 7 under “Overview” of our Annual Report on Form 10-K for the fiscal year ended February 29, 2016.

Revenue by geography

For the three months ended May 31, 2016, approximately $239.4 million, or 42.2%, of our revenue was generated outside the United States compared to approximately $193.5 million, or 40.2%, for the three months ended May 31, 2015. The relative increase in the percentage of revenue generated outside the U.S. for the three months ended May 31, 2016 compared to the percentage of revenue generated outside the U.S. for the three months ended May 31, 2015 is due to foreign currency exchange rate fluctuations. Our international operations are expected to grow as our international sales force and channels become more mature and as we enter new locations outside the U.S. or expand our presence in existing international locations. As of May 31, 2016, we had offices in more than 85 locations throughout the world.

We operate our business in three geographic regions: the Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Australia, China, India, Japan, Singapore and South Korea). Revenue generated by the Americas, EMEA and Asia Pacific for the three months ended May 31, 2016 and the three months ended May 31, 2015 was as follows (in thousands):

	Americas	EMEA	Asia Pacific	Consolidated
Three Months Ended May 31, 2016	$365,723	$124,299	$77,877	$567,899
Three Months Ended May 31, 2015	$321,833	$97,473	$61,695	$481,001

Year-over-year revenue growth rates in U.S. dollars for our three geographical regions were as follows for the three months ended May 31, 2016 and three months ended May 31, 2015:

	Americas	EMEA	Asia Pacific	Consolidated
Three Months Ended May 31, 2016	13.6%	27.5%	26.2%	18.1%
Three Months Ended May 31, 2015	20.9%	(3.3)%	8.5%	13.5%

Excluding the impact of changes in foreign currency exchange rates, year-over-year revenue growth rates for our three geographical regions were as follows for the three months ended May 31, 2016 and the three months ended May 31, 2015:

	Americas	EMEA	Asia Pacific	Consolidated
Three Months Ended May 31, 2016	14.6%	23.8%	24.6%	17.7%
Three Months Ended May 31, 2015 (1)	22.2%	21.9%	21.8%	22.1%

(1)	Revenue growth rates from our non-U.S. operations have been calculated by translating revenue from our non-U.S. operations for the three months ended May 31, 2015 into U.S. dollars using the average foreign currency exchanges rates for the three months ended May 31, 2014.

As we expand further within each region, we anticipate revenue growth rates in local currencies to become more similar among our geographic regions due to the similarity of products and services offered and the similarity in customer types or classes.

Gross profit margin

Gross profit margin remained the same at 85.2% for each of the three months ended May 31, 2016 and May 31, 2015. An increase in cost to deliver our subscription revenue was offset by a mix shift in training and services revenue. Training revenue, which yields a higher gross profit margin than services revenue, increased as a percentage of total training and services revenue to 24.0% for the three months ended May 31, 2016 from 23.1% for the three months ended May 31, 2015.

Gross profit margin by geography

Gross profit margins by our geographic regions for the three months ended May 31, 2016 and May 31, 2015 were as follows:

	Americas	EMEA	Asia Pacific	Consolidated (1)
Three Months Ended May 31, 2016	86.1%	87.1%	83.5%	85.2%
Three Months Ended May 31, 2015	86.4%	85.6%	84.0%	85.2%

(1)	Consolidated gross margin includes corporate (non-allocated) share-based compensation expense for the three months ended May 31, 2016 and May 31, 2015 of $4.3 million and $3.7 million, respectively. For additional information, see NOTE 11—Segment Reporting to our Consolidated Financial Statements.

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

Income from operations

Operating income as a percentage of revenue decreased to 13.3% for the three months ended May 31, 2016 from 14.7% for the three months ended May 31, 2015. The decrease was primarily driven by the integration of our recent business combinations.

Income from operations by geography

Operating income as a percentage of revenue generated by our geographic regions for the three months ended May 31, 2016 and the three months ended May 31, 2015 was as follows:

	Americas	EMEA	Asia Pacific	Consolidated (1)
Three Months Ended May 31, 2016	19.1%	20.7%	27.2%	13.3%
Three Months Ended May 31, 2015	23.5%	16.8%	25.1%	14.7%

(1)	Consolidated operating income as a percentage of revenue includes corporate (non-allocated) share-based compensation expense for the three months ended May 31, 2016 and May 31, 2015 of $41.3 million and $36.5 million, respectively. For additional information, see NOTE 11—Segment Reporting to our Consolidated Financial Statements.

Operating margin for Americas decreased for the three months ended May 31, 2016 as compared to the three months ended May 31, 2015 primarily as a result of closing and integrating the Ansible acquisition. EMEA operating margin increased for the three months ended May 31, 2016 as compared to the three months ended May 31, 2015 primarily as a result of growing subscription revenue, which increased 28.9%.

These geographic operating margins exclude the impact of share-based compensation expense, which was not allocated to our geographic segments.

Cash, cash equivalents, investments in debt securities and cash flow from operations

Cash, cash equivalents and short-term and long-term available-for-sale investments in debt securities balances at May 31, 2016 totaled $2.12 billion. Cash generated from operating activities for the three months ended May 31, 2016 totaled $232.3 million, which represents an increase of 8.0% in operating cash flow as compared to the three months ended May 31, 2015. This increase is due to an increase in subscription and services revenues, billings and collections during the same period.

Our significant cash and investment balances give us a measure of flexibility to take advantage of opportunities such as acquisitions, increasing investment in our international operations and repurchasing our common stock.

Foreign currency exchange rates’ impact on results of operations

Approximately 42.2% of our revenue for the three months ended May 31, 2016 came from sales outside the U.S. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component of net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions results in increased revenue and operating expenses from operations for our non-U.S. operations. Similarly, our revenue and operating expenses will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from the first quarter of our prior fiscal year ended February 29, 2016, our revenue and operating expenses from non-U.S. operations for the three months ended May 31, 2016 would have been lower and higher than we reported by approximately $1.7 million and $2.8 million, respectively, which would have resulted in income from operations being lower by $4.5 million.

Business combination

On October 16, 2015, we completed our acquisition of all of the shares of Ansible for approximately $126.0 million. Ansible is a provider of IT automation solutions that allows its users to manage applications across hybrid cloud environments. The acquisition is intended to augment our management portfolio and help customers to deploy and manage applications across private and public clouds, speed service delivery through development and operations initiatives, streamline OpenStack installations and upgrades and accelerate container adoption by simplifying orchestration and configuration.

Accounting pronouncement recently adopted

On March 1, 2016, we adopted ASU 2016-09. One of the more significant impacts of adopting ASU 2016-09 is the required change in how we recognize the excess tax benefits (“windfalls”) or deficiencies (“shortfalls”) related to share-based compensation. For example, prior to adopting ASU 2016-09 such windfalls and shortfalls were credited or charged, respectively, to additional paid-in capital in our Consolidated Balance Sheets. Under ASU 2016-09, these windfalls and shortfalls are recognized as a discrete tax benefit or discrete tax expense, respectively, in our Consolidated Statements of Operations. For the three months ended May 31, 2016, we recognized a discrete tax benefit of $7.9 million related to net windfall tax benefits from share-based compensation.

ASU 2016-09 requires companies to adopt the amendment related to accounting for windfalls and shortfalls on a prospective basis only. As a result, no change has been made to the Consolidated Statement of Operations for the three months ended May 31, 2015 related to the $5.6 million of net windfall tax benefits we recognized as additional paid-in capital during the three months ended May 31, 2015. Net windfall tax benefits of $5.6 million recognized as additional paid-in-capital during the three months ended May 31, 2015 includes gross windfall tax benefits of $6.4 million net of $0.8 million shortfall tax expense. See NOTE 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements for more details regarding the adoption of ASU 2016-09.

RESULTS OF OPERATIONS

Three months ended May 31, 2016 and May 31, 2015

The following table is a summary of our results of operations for the three months ended May 31, 2016 and May 31, 2015 (in thousands):

	Three Months Ended (Unaudited)
	May 31, 2016	May 31, 2015	$ Change	% Change
Revenue:
Subscriptions	$501,665	$424,793	$76,872	18.1%
Training and services	66,234	56,208	10,026	17.8

Total subscription and training and services revenue	567,899	481,001	86,898	18.1

Cost of subscription and training and services revenue:
Cost of subscriptions	36,545	29,846	6,699	22.4
As a % of subscription revenue	7.3%	7.0%
Cost of training and services	47,503	41,551	5,952	14.3
As a % of training and services revenue	71.7%	73.9%

Total cost of subscription and training and services revenue	84,048	71,397	12,651	17.7
As a % of total revenue	14.8%	14.8%

Total gross profit	483,851	409,604	74,247	18.1

Operating expense:
Sales and marketing	243,248	198,872	44,376	22.3
Research and development	115,016	97,431	17,585	18.0
General and administrative	50,224	42,371	7,853	18.5

Total operating expense	408,488	338,674	69,814	20.6

Income from operations	75,363	70,930	4,433	6.2
Interest income	3,430	2,715	715	26.3
Interest expense	5,887	5,715	172	3.0
Other income (expense), net	(553)	(203)	(350)	(172.4)

Income before provision for income taxes	72,353	67,727	4,626	6.8
Provision for income taxes (1)	11,169	19,641	(8,472)	(43.1)

Net income	$61,184	$48,086	$13,098	27.2%

Gross profit margin-subscriptions	92.7%	93.0%
Gross profit margin-training and services	28.3%	26.1%
Gross profit margin	85.2%	85.2%
As a % of total revenue:
Subscription revenue	88.3%	88.3%
Training and services revenue	11.7%	11.7%
Sales and marketing expense	42.8%	41.3%
Research and development expense	20.3%	20.3%
General and administrative expense	8.8%	8.8%
Total operating expenses	71.9%	70.4%
Income from operations	13.3%	14.7%
Income before provision for income taxes	12.7%	14.1%
Net income	10.8%	10.0%
Estimated annual effective income tax rate (1)	27.0%	29.0%

(1)	Provision for income taxes for the three months ended May 31, 2016 includes net discrete tax benefits of $8.4 million, of which $7.9 million are related to net excess tax benefits from share-based compensation. Our estimated annual effective tax rate is 27%. Our calculated tax rate for the three months ended May 31, 2016, including net discrete tax benefits, is 15.4%. See NOTE 5—Income Taxes to our Consolidated Financial Statements for further discussion.

Revenue

Subscription revenue

Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat offerings, increased by 18.1%, or $76.9 million, to $501.7 million for the three months ended May 31, 2016 from $424.8 million for the three months ended May 31, 2015.

Revenue derived from the sale of subscriptions supporting our Infrastructure-related offerings increased by 13.9%, or $49.2 million, to $403.2 million for the three months ended May 31, 2016 from $354.0 million for the three months ended May 31, 2015. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion and the continued migration of customers to our open source Linux platform from proprietary operating systems.

Revenue derived from the sale of subscriptions supporting our Application development-related and other emerging technology offerings increased by 39.1%, or $27.7 million, to $98.5 million for the three months ended May 31, 2016 from $70.8 million for the three months ended May 31, 2015. The increase is primarily due to additional subscriptions for Red Hat JBoss Middleware offerings. We expect the growth rate of revenue derived from our Application development-related and other emerging technology offerings to exceed the growth rate of revenue derived from our Infrastructure-related offerings as our Application development-related and other emerging technology offerings continue to gain broader market acceptance in the enterprise IT environment.

Training and services revenue

Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees received from customers for consulting services regarding our offerings, deployment of Red Hat technologies and for delivery of added functionality to Red Hat technologies for our major customers and OEM partners. Total training and services revenue increased by 17.8%, or $10.0 million, to $66.2 million for the three months ended May 31, 2016 from $56.2 million for the three months ended May 31, 2015. The increase is due to both services and training. Services revenue increased by 16.5%, or $7.1 million, as a result of an increase in consulting engagements driven by increased demand for our open source solutions. Training revenue increased by 22.4%, or $2.9 million as a result of increased adoption of our Red Hat Learning Subscriptions (“RHLS”). Combined training and services revenue as a percentage of total revenue was 11.7% for each of the three months ended May 31, 2016 and May 31, 2015.

Cost of revenue

Cost of subscription revenue

The cost of subscription revenue primarily consists of expenses we incur to support, distribute and package Red Hat offerings. These costs include labor-related costs to provide technical support, security updates and fixes, as well as costs for fulfillment. Cost of subscription revenue increased by 22.4%, or $6.7 million, to $36.5 million for the three months ended May 31, 2016 from $29.8 million for the three months ended May 31, 2015. The increase is primarily due to the expansion of our technical staff in order to meet the demands of our growing subscriber base for support, security updates and fixes, and includes additional compensation of $4.4 million. The remaining increase was driven primarily by incremental amortization expense related to the acquisition of Ansible. Gross profit margin on subscriptions was 92.7% and 93.0%, respectively, for each of the three months ended May 31, 2016 and May 31, 2015. As the number of our open source technology subscriptions continues to increase, we expect associated support costs will continue to increase, although we anticipate this will occur at a rate slower than that of subscription revenue growth due to economies of scale.

Cost of training and services revenue

Cost of training and services revenue is mainly comprised of personnel and third-party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to various types of customers. Cost of training and services revenue increased by 14.3%, or $6.0 million, to $47.5 million for the three months ended May 31, 2016 from $41.6 million for the three months ended May 31, 2015. Costs to deliver our services revenue increased by 14.4%, or $5.0 million, and relate to additional third-party consulting costs incurred to meet a surge in demand for, and additional employee compensation and travel associated with, additions to our emerging technologies staff. Total costs to deliver training and services as a percentage of training and services revenue decreased to 71.7% for the three months ended May 31, 2016 from 73.9% for the three months ended May 31, 2015 primarily as a result of increased revenue generated from our RHLS offering.

Gross profit margin

Gross profit margin remained the same at 85.2% for each of the three months ended May 31, 2016 and May 31, 2015. An increase in cost to deliver our subscription revenue was offset by a mix shift in training and services revenue. Training revenue, which yields a higher gross profit margin than services revenue, increased as a percentage of total training and services revenue to 24.0% for the three months ended May 31, 2016 from 23.1% for the three months ended May 31, 2015.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 22.3%, or $44.4 million, to $243.2 million for the three months ended May 31, 2016 from $198.9 million for the three months ended May 31, 2015. This increase was primarily due to a $36.5 million increase in selling costs, which includes $26.7 million of additional employee compensation expense attributable to the expansion of our sales force from the prior year. The remaining increase relates to marketing costs, which grew 17.2%, or $7.9 million, for the three months ended May 31, 2016 as compared to the three months ended May 31, 2015 and includes incremental employee compensation and marketing program costs of $5.3 million and $0.9 million, respectively. Sales and marketing expense increased as a percentage of revenue to 42.8% for the three months ended May 31, 2016 from 41.3% for the three months ended May 31, 2015.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased by 18.0%, or $17.6 million, to $115.0 million for the three months ended May 31, 2016 from $97.4 million for the three months ended May 31, 2015. The increase in research and development costs primarily resulted from the expansion of our engineering group as a result of both direct hires and business combinations as we continue investing in cloud management and our other emerging technologies. Employee compensation and travel costs increased by $15.9 million and $0.6 million, respectively. Research and development expense was 20.3% of total revenue for each of the three months ended May 31, 2016 and May 31, 2015, respectively.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including information systems, finance, accounting, legal, human resources and facilities expense. General and administrative expense increased by 18.5%, or $7.9 million, to $50.2 million for the three months ended May 31, 2016 from $42.4 million for the three months ended May 31, 2015. General and administrative expenses include increased compensation-related expense of $2.5 million, infrastructure and facilities costs of $3.3 million and outside professional services of $2.4 million. General and administrative expense as a percentage of revenue was 8.8% for each of the three months ended May 31, 2016 and May 31, 2015. We expect general and administrative costs to decrease relative to revenue as we leverage benefits from investments made during the prior fiscal year to expand and enhance our corporate processes and technology infrastructure.

Interest income

Interest income increased by 26.3%, or $0.7 million, for the three months ended May 31, 2016 as compared to the three months ended May 31, 2015. The increase in interest income for the three months ended May 31, 2016 is attributable to slightly higher yields earned on larger cash and investment balances.

Interest expense

Interest expense increased by $0.2 million, for the three months ended May 31, 2016 as compared to the three months ended May 31, 2015. Interest expense is primarily attributable to the issuance of convertible notes, which is described in NOTE 15—Convertible Notes to our Consolidated Financial Statements.

Other income (expense), net

Other income (expense), net decreased by $0.4 million, for the three months ended May 31, 2016 as compared to the three months ended May 31, 2015. The decrease is primarily due to net losses recognized from the settlement of foreign currency transactions during the three months ended May 31, 2016.

Income taxes

During the three months ended May 31, 2016, we recorded $11.2 million of income tax expense, which is based on an estimated annual effective tax rate of 27%. Our estimated annual effective tax rate of 27% is less than the U.S. federal statutory rate of 35% primarily due to foreign income taxed at lower rates, research tax credits and the domestic production activities deduction. Tax expense for the three months ended May 31, 2016 included a discrete tax benefit of $7.9 million, related to excess tax benefits from share-based compensation resulting from the early adoption of ASU 2016-09. See NOTE 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements for additional information.

During the three months ended May 31, 2015, we recorded $19.6 million of income tax expense, which was based on a then estimated annual effective tax rate of 29%. Our estimated annual effective tax rate of 29% was less than the U.S. federal statutory rate of 35% primarily due to foreign income taxed at lower rates.

LIQUIDITY AND CAPITAL RESOURCES

We derive our liquidity and operating capital primarily from cash flows from operations. Historically, we also received cash from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and follow-on public offerings, and the issuance of convertible notes, including our issuance of convertible notes with par value totaling $805.0 million described in detail in NOTE 15—Convertible Notes to our Consolidated Financial Statements. At May 31, 2016, we had total cash and investments of $2.12 billion, which was comprised of $1.03 billion in cash and cash equivalents, $364.9 million of short-term, available-for-sale, fixed-income investments and $723.5 million of long-term, available-for-sale fixed-income investments. This compares to total cash and investments of $2.00 billion at February 29, 2016.

With $1.03 billion in cash and cash equivalents on hand, we believe our cash and cash equivalent balances, together with our ability to generate additional cash from operations, should be sufficient to satisfy our cash requirements for the next twelve months and for the foreseeable future. However, we may take advantage of favorable capital market conditions that may arise from time to time to raise additional capital. We presently do not intend to liquidate our short- and long-term investments in debt securities prior to their scheduled maturity dates. However, in the event that we liquidate these investments prior to their scheduled maturities and there are adverse changes in market interest rates or the overall economic environment, we could be required to recognize a realized loss on those investments when we liquidate those investments. At May 31, 2016, net accumulated unrealized losses on our available-for-sale debt securities totaled $0.2 million, versus accumulated unrealized losses of $1.4 million as of February 29, 2016.

Cash flows for three months ended May 31, 2016

Cash flows—overview

At May 31, 2016, cash and cash equivalents totaled $1.03 billion, an increase of $103.8 million as compared to February 29, 2016. The increase in cash and cash equivalents for the three months ended May 31, 2016 is primarily the result of cash provided by operations, which generated $232.3 million for the three months ended May 31, 2016. Partially offsetting cash provided by operations was the repurchase of 901,600 shares of our common stock for $66.5 million and payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to share awards vesting of $31.1 million.

Cash flows from operations

Cash provided by operations of $232.3 million during the three months ended May 31, 2016 includes net income of $61.2 million, adjustments to exclude the impact of non-cash income and expenses, which totaled a $75.9 million net source of cash, and changes in operating assets and liabilities, which totaled a $95.2 million net source of cash. Cash provided by changes in operating assets and liabilities for the three months ended May 31, 2016 was primarily the result of collections on our billings.

Cash flows from investing

Cash used in investing activities of $38.1 million for the three months ended May 31, 2016 includes net purchases of available-for-sale debt securities of $17.4 million and investments in property and equipment of $17.7 million, which primarily relate to information technology infrastructure and leasehold improvements. Investments in other intangible assets, primarily patents, totaled $2.9 million during the three months ended May 31, 2016.

Cash flows from financing

Cash used in financing activities of $96.1 million for the three months ended May 31, 2016 includes $66.5 million to repurchase 901,600 shares of our common stock and $31.1 million of payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to restricted share awards vesting during the three months ended May 31, 2016. Partially offsetting financing activities using cash were proceeds from employees’ exercise of common stock options, which totaled $1.4 million.

Investments in debt securities

Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. At May 31, 2016 and February 29, 2016, the vast majority of our investments were priced with the assistance of pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the securities’ market values, including broker quotes or model valuations. Independent price verifications of all of our holdings are performed by the pricing vendors, which we review. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

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

We have utilized, and will continue from time to time to utilize, cash and investments to fund, among other potential uses, purchases of our common stock, purchases of fixed assets, purchases of intangible assets (primarily patents) and mergers and acquisitions. Given our historically strong operating cash flow and the $2.12 billion of cash and investments held at May 31, 2016, we believe our cash and cash equivalent balances, together with our ability to generate additional cash from operations, should be sufficient to satisfy our cash requirements for the next twelve months and for the foreseeable future. However, we may take advantage of favorable capital market conditions that may arise from time to time to raise additional capital.

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

As of May 31, 2016, our cash, cash equivalents and available-for-sale investment securities totaled $2.12 billion, of which $947.6 million was held outside the U.S. Our intent is to reinvest the earnings of foreign subsidiaries indefinitely outside the U.S. to fund both organic growth and acquisitions. From time to time, however, we may remit a portion of these earnings to the extent it is economically prudent. For further discussion related to geographic segments, see NOTE 11—Segment Reporting to our Consolidated Financial Statements.

With $1.17 billion, or 55.3%, of our available cash, cash equivalents and available-for-sale investments held within the U.S. as of May 31, 2016, we do not anticipate a need to repatriate any foreign earnings for the foreseeable future. However, if cash held outside the U.S. were needed to fund our U.S. operations, under current tax law we would be subject to additional taxes on the portion related to repatriated earnings of our foreign subsidiaries. As of February 29, 2016, cumulative undistributed foreign earnings totaled $537.7 million. For further discussion, see NOTE 11—Income Taxes to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended February 29, 2016.

Off-balance sheet arrangements

As of May 31, 2016 and February 29, 2016, we have no off-balance sheet financing arrangements and do not utilize any “structured debt”, “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

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

Interest rate risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of short-term and long-term investments in a variety of available-for-sale fixed and floating rate debt securities, including both government and corporate obligations and money market funds. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income related to these securities may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or perceived credit risk related to the securities’ issuers. A hypothetical one-half percentage point change in interest rates, assuming a parallel shift of all interest rates, would result in an approximate $0.5 million change in annual interest income derived from investments in our portfolio as of May 31, 2016. For further discussion related to our investments as of May 31, 2016 and February 29, 2016, see NOTE 6—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.

Investment risk

The fair market value of our available-for-sale investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $19.7 million decrease in the fair value of our available-for-sale investment securities as of May 31, 2016. For further discussion related to our investments as of May 31, 2016 and February 29, 2016, see NOTE 6—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.

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

Accounts receivable

As of May 31, 2016 and February 29, 2016, no individual customer accounted for 10% or more of our total accounts receivable.

Foreign currency risk

Approximately 42.2% of our revenue for the three months ended May 31, 2016 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component of net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency statements results in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decreases if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from the first quarter of our prior fiscal year ended February 29, 2016, our revenue and operating expenses from non-U.S. operations for the three months ended May 31, 2016 would have been lower and higher than we reported by approximately $1.7 million and $2.8 million, respectively, which would have resulted in income from operations being lower by $4.5 million.

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

The aggregate notional amount of outstanding forward contracts at May 31, 2016 was $34.4 million. The fair value of these outstanding contracts at May 31, 2016 was a gross less than $0.1 million asset and a gross $0.4 million liability, and is recorded in Other current assets and Accounts payable and accrued expenses, respectively, on our Consolidated Balance Sheets. The forward contracts generally expire within three months of the period ended May 31, 2016. The forward contracts will settle in Euros, Hong Kong dollars, Japanese yen, Norwegian krona, Singapore dollars, Swedish krona, Swiss francs and U.S. dollars.

The aggregate notional amount of outstanding forward contracts at February 29, 2016 was $72.6 million. The fair value of these outstanding contracts at February 29, 2016 was a gross $0.6 million asset and a gross

$0.5 million liability, and is recorded in Other current assets and Accounts payable and accrued expenses, respectively, on our Consolidated Balance Sheets. The forward contracts generally expired within three months of the period ended February 29, 2016. The forward contracts settled in Australian dollars, Hong Kong dollars, Japanese yen, Norwegian krona, Singapore dollars, Swedish krona, Swiss francs and U.S. dollars.

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

Our success depends in part on our ability to continue to establish and maintain strategic relationships with industry-leading cloud service providers, hardware original equipment manufacturers independent software vendors (“ISVs”) and system integrators, such as Amazon.com, Inc., Cisco Systems, Inc., Dell Inc., Fujitsu Limited, Hewlett Packard Enterprise Company, International Business Machines Corporation, Microsoft Corporation, NEC Corporation, Oracle Corporation, SAP AG and others. Many of these strategic partners have engineered and certified that their technologies run on or with our offerings and, in some cases, have built their products and solutions using our offerings. We may not be able to maintain these relationships or replace them on attractive terms in the future. Some of our strategic partners offer competing products and services. As a result of these factors, many of the companies with which we have strategic alliances may choose to pursue alternative technologies and develop alternative products and services in addition to or in lieu of our offerings, either on their own or in collaboration with others, including our competitors. Moreover, we cannot guarantee that the companies with which we have strategic relationships will market our offerings effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support. As our agreements with strategic partners terminate or expire, we may be unable to renew or replace these agreements on comparable terms, or at all.

We rely, to a significant degree, on indirect sales channels for the distribution of our offerings, and disruption within these channels could adversely affect our business, financial condition, operating results and cash flows.

We use a variety of different indirect distribution methods for our offerings, including channel partners, such as certified cloud service providers, distributors, embedded technology partners, hardware original equipment manufacturers, ISVs, system integrators and value added resellers. A number of these partners in turn distribute via their own networks of channel partners with whom we have no direct relationship. These relationships allow us to offer our technologies to a much larger customer base than we would otherwise be able through our direct sales and marketing efforts.

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

As part of our business strategy, we have in the past entered into business combinations and acquisitions, and we may continue to do so in the future. These types of transactions can increase the expense of running our business and present significant challenges and risks, including:

•	identifying acquisition targets that complement our strategic direction and technology road map;

•	integrating the acquired business’ accounting, financial reporting, management, information and information security, human resource and other administrative systems to permit effective management and reporting, and the lack of control if such integration is delayed or not implemented;

•	gathering full information regarding a business or technology prior to a transaction, including the identification and assessment of liabilities, claims or other circumstances that could result in litigation or regulatory exposure, unfavorable accounting treatment, unexpected tax implications and other adverse effects on our business;

•	increasing or additional operating expenses related to the acquired business or technology;

•	maintaining or establishing acceptable standards, controls, procedures and policies;

•	disrupting of our ongoing business and distraction of management;

•	impairing relationships with our employees, partners or customers as a result of any integration of new management and other personnel, products or technology or as a result of the changes in the competitive landscape affected by the transaction;

•	maintaining good relationships with customers or business partners of the acquired business;

•	effectively evaluating talent at an acquired business or cultural challenges associated with integrating employees from the acquired business into our organization;

•	losing key employees of the acquired business;

•	incorporating and further developing acquired products or technology into our offerings and maintaining quality standards consistent with our brands;

•	achieving the expected benefits of the transaction, which may include generating greater market acceptance of our technologies, increasing our revenues or integrating the assets acquired into one or more of our current offerings;

•	incurring expenses related to the transaction;

•	assuming claims and liabilities from the acquired business or technology, or that are otherwise related to the transaction

•	entering into new markets in which we have little or no experience or in which competitors may have stronger market positions;

•	impairing of intangible assets and goodwill acquired in transactions; and

•	for foreign transactions, managing additional risks related to the integration of operations across different cultures and languages, and the economic, political, compliance and regulatory risks associated with specific countries.

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

Our business is subject to a variety of federal, state and international laws and regulations that apply to the collection, use, retention, protection, disclosure, transfer and processing of personal data. These data privacy- and protection-related laws and regulations are evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. For example, in October 2015, the European Court of Justice invalidated the U.S.-EU Safe Harbor Framework. The Safe Harbor Framework had established a lawful method for the transfer of personal data from the European Economic Area (“EEA”) to the U.S. The decision of the European Court of Justice has resulted in increased uncertainty and greater complexity and risk relating to transfers of personal data from the EEA to the U.S.

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

On June 23, 2016, the United Kingdom (the “U.K.”) held a referendum in which voters approved an exit from the European Union (the “E.U.”), commonly referred to as “Brexit”. As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s withdrawal from the E.U. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U., undermine bilateral cooperation in key policy areas and significantly disrupt trade between the U.K. and the E.U. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the U.K. from the E.U. would have and how such withdrawal would affect us.

The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar relative to other currencies may adversely affect our operating results. The announcement of Brexit and the withdrawal of the U.K. from the E.U. may also create global economic uncertainty, which may cause our customers to closely monitor their costs and reduce their spending budgets. Any of these effects of Brexit, among others, could adversely affect our business, financial condition, operating results and cash flows.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below sets forth information regarding the Company’s purchases of its common stock during its first fiscal quarter ended May 31, 2016:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
March 1, 2016—March 31, 2016	—	$—	—	$237.4 million
April 1, 2016—April 30, 2016	971,734	$74.69	557,800	$195.9 million
May 1, 2016—May 31, 2016	343,800	$72.65	343,800	$170.9 million

Total	1,315,534		901,600

(1)	During the three months ended May 31, 2016, the Company withheld an aggregate of 413,934 shares of its common stock (with a weighted average share price of $75.08) from employees to satisfy minimum tax withholding obligations relating to the vesting of share awards. These shares were not withheld pursuant to the program described in Note (2) below.
(2)	On March 25, 2015, the Company announced that its Board has authorized the repurchase of up to $500.0 million of Red Hat’s common stock from time to time on the open market or in privately negotiated transactions. The program commenced on April 1, 2015, and was terminated by the Board effective June 30, 2016.

On June 22, 2016, the Company announced that its Board authorized the repurchase of up to $1.0 billion of Red Hat’s common stock from time to time on the open market or in privately negotiated transactions. The new program, which replaced the previous repurchase program described above, commenced on July 1, 2016, and will expire on the earlier of (i) June 30, 2018 or (ii) a determination by the Board, Chief Executive Officer or Chief Financial Officer to discontinue the program.

ITEM 6.	EXHIBITS

(a) List of Exhibits

Exhibit No.	Exhibit

10.1+*	Current Executive Base Salaries (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 24, 2016 (File no. 001-33162))

10.2+*	Target Award Percentages under Red Hat, Inc.’s Executive Variable Compensation Plan for the Fiscal Year Ending February 28, 2017 (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 24, 2016 (File no. 001-33162))

10.3+*	Peer Group for PSUs Granted in FY2017 (incorporated by reference to Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed with the SEC on May 24, 2016 (File no. 001-33162))

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the registrant’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+	Previously filed.
*	Indicates a management contract of compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

Date: July 7, 2016	By:	/S/ JAMES M. WHITEHURST
James M. Whitehurst President and Chief Executive Officer (Duly Authorized Officer on Behalf of the Registrant)

RED HAT, INC.

Date: July 7, 2016	By:	/S/ FRANK A. CALDERONI
Frank A. Calderoni Executive Vice President, Operations and Chief Financial Officer (Principal Financial Officer)

RED HAT, INC.

Date: July 7, 2016	By:	/S/ ERIC R. SHANDER
Eric R. Shander Vice President, Finance and Accounting (Principal Accounting Officer)