Form 10-Q
period 2016-08-31
RED HAT INC
filed 2016-10-06
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

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

As of September 30, 2016, there were 179,596,072 shares of common stock outstanding.

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

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands—except share and per share amounts)

	August 31, 2016 (Unaudited)	February 29, 2016 (1)
ASSETS
Current assets:
Cash and cash equivalents	$970,569	$927,778
Investments in debt securities, short-term	365,128	281,142
Accounts receivable, net of allowances for doubtful accounts of $2,456 and $2,798, respectively	359,893	509,715
Prepaid expenses	149,226	150,877
Other current assets	3,404	2,921

Total current assets	1,848,220	1,872,433
Property and equipment, net of accumulated depreciation and amortization of $221,364 and $194,819, respectively	172,312	166,886
Goodwill	1,053,872	1,027,277
Identifiable intangibles, net	142,794	146,071
Investments in debt securities, long-term	706,948	786,470
Deferred tax assets, net	122,131	111,456
Other assets, net	54,479	44,506

Total assets	$4,100,756	$4,155,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$273,568	$284,802
Deferred revenue, short-term	1,233,762	1,272,908
Other current obligations	1,950	1,467

Total current liabilities	1,509,280	1,559,177
Deferred revenue, long-term	446,890	449,636
Convertible notes	734,700	723,942
Other long-term obligations	91,490	87,912
Commitments and contingencies (NOTES 12 and 13)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 235,937,811 and 234,896,137 shares issued, and 179,573,270 and 181,185,861 shares outstanding at August 31, 2016 and February 29, 2016, respectively	24	23
Additional paid-in capital	2,215,856	2,162,264
Retained earnings	1,219,246	1,099,738
Treasury stock at cost, 56,364,541 and 53,710,276 shares at August 31, 2016 and February 29, 2016, respectively	(2,047,008)	(1,853,144)
Accumulated other comprehensive loss	(69,722)	(74,449)

Total stockholders’ equity	1,318,396	1,334,432

Total liabilities and stockholders’ equity	$4,100,756	$4,155,099

(1)	Derived from audited financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands—except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
Revenue:
Subscriptions	$531,209	$441,526	$1,032,874	$866,319
Training and services	68,596	62,622	134,829	118,830

Total subscription and training and services revenue	599,805	504,148	1,167,703	985,149

Cost of subscription and training and services revenue:
Cost of subscriptions	39,678	30,996	76,222	60,843
Cost of training and services	47,993	44,968	95,496	86,519

Total cost of subscription and training and services revenue	87,671	75,964	171,718	147,362

Gross profit	512,134	428,184	995,985	837,787

Operating expense:
Sales and marketing	253,255	205,101	496,503	403,973
Research and development	121,265	102,488	236,281	199,919
General and administrative	55,730	44,125	105,954	86,496

Total operating expense	430,250	351,714	838,738	690,388

Income from operations	81,884	76,470	157,247	147,399
Interest income	3,392	2,895	6,821	5,611
Interest expense	5,925	5,733	11,811	11,448
Other income (expense), net	84	(1,245)	(468)	(1,448)

Income before provision for income taxes	79,435	72,387	151,789	140,114
Provision for income taxes	20,663	20,992	31,832	40,633

Net income	$58,772	$51,395	$119,957	$99,481

Basic net income per common share	$0.33	$0.28	$0.66	$0.54
Diluted net income per common share	$0.32	$0.28	$0.65	$0.53
Weighted average shares outstanding
Basic	180,322	183,179	180,745	183,155
Diluted	183,346	186,750	183,750	186,493

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
Net income	$58,772	$51,395	$119,957	$99,481
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(2,472)	2,623	3,445	(3,006)
Available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities during the period	708	(2,138)	1,946	(2,544)
Reclassification for (gain) loss realized on available-for-sale securities, reported in Other income (expense), net	—	(2)	(9)	3
Tax benefit (expense)	(211)	672	(655)	719

Net change in available-for-sale securities (net of tax)	497	(1,468)	1,282	(1,822)

Total other comprehensive income (loss)	(1,975)	1,155	4,727	(4,828)

Comprehensive income	$56,797	$52,550	$124,684	$94,653

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
Cash flows from operating activities:
Net income	$58,772	$51,395	$119,957	$99,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,160	18,538	41,862	37,085
Amortization of debt discount and transaction costs	5,393	5,222	10,758	10,417
Share-based compensation expense	45,357	40,537	86,632	77,059
Deferred income taxes	(5,467)	(3,843)	(7,619)	(1,929)
Excess tax benefits from share-based payment arrangements	1,185	2,812	9,135	9,231
Net amortization of bond premium on debt securities available for sale	3,294	3,139	6,834	5,736
Other	328	1,078	(437)	1,908
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(30,684)	(17,908)	159,645	161,479
Prepaid expenses	8,883	13,077	(490)	12,651
Accounts payable and accrued expenses	18,578	34,415	(19,558)	(17,932)
Deferred revenue	(26,953)	(25,017)	(73,046)	(56,579)
Other	(3,044)	(356)	(4,574)	(340)

Net cash provided by operating activities	96,802	123,089	329,099	338,267

Cash flows from investing activities:
Purchase of investment in debt securities available for sale	(163,043)	(196,613)	(297,644)	(602,824)
Proceeds from sales and maturities of investment in debt securities available for sale	177,528	170,617	294,710	353,200
Acquisition of businesses, net of cash acquired	(28,667)	(1,700)	(28,667)	(1,700)
Purchase of other intangible assets	(3,521)	(2,068)	(6,389)	(5,997)
Purchase of property and equipment	(15,539)	(10,277)	(33,192)	(20,973)
Other	—	(1,159)	(111)	(3,158)

Net cash used in investing activities	(33,242)	(41,200)	(71,293)	(281,452)

Cash flows from financing activities:
Proceeds from exercise of common stock options	689	480	2,068	2,589
Payments related to net settlement of share-based compensation awards	(6,398)	(7,726)	(37,476)	(32,937)
Purchase of treasury stock	(127,386)	(70,079)	(193,864)	(70,079)
Payments on other borrowings	(463)	(385)	(906)	(737)
Other	415	—	913	—

Net cash used in financing activities	(133,143)	(77,710)	(229,265)	(101,164)

Effect of foreign currency exchange rates on cash and cash equivalents	8,587	(3,494)	14,250	(11,517)

Net increase (decrease) in cash and cash equivalents	(60,996)	685	42,791	(55,866)
Cash and cash equivalents at beginning of the period	1,031,565	990,922	927,778	1,047,473

Cash and cash equivalents at end of the period	$970,569	$991,607	$970,569	$991,607

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

NOTE 2—Summary of Significant Accounting Policies

Basis of presentation

The unaudited interim consolidated financial statements as of and for the three and six months ended August 31, 2016 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement of the consolidated balance sheets, consolidated operating results, consolidated other comprehensive income and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and six months ended August 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2017. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting. These unaudited financial statements should be read in conjunction with the Company’s Consolidated Financial Statements, including notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2016. Other than the accounting pronouncement adopted during the three months ended May 31, 2016 related to accounting for share-based compensation as described below, there have been no changes to the Company’s significant accounting policies from those described in NOTE 2—Summary of Significant Accounting Policies to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2016. These unaudited financial statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K.

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

Accounting pronouncement adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), to simplify several aspects of the accounting for share-based compensation, including the income tax consequences. This guidance is effective for the Company as of the first quarter of the fiscal year ending February 28, 2018. However, the Company elected to early adopt ASU 2016-09 effective March 1, 2016.

Impact to Consolidated Statements of Operations

One of the more significant impacts of adopting ASU 2016-09 is the required change in how the Company recognizes the excess tax benefits (“windfalls”) or deficiencies (“shortfalls”) related to share-based compensation. For example, prior to adopting ASU 2016-09 such windfalls and shortfalls were credited or charged, respectively, to additional paid-in capital in the Company’s Consolidated Balance Sheets. Under ASU 2016-09, these windfalls and shortfalls are recognized as a discrete tax benefit or discrete tax expense, respectively, in the Company’s Consolidated Statements of Operations. For the three and six months ended August 31, 2016, the Company recognized a discrete tax benefit of $1.0 million and $8.9 million, respectively, related to net windfall tax benefits from share-based compensation.

ASU 2016-09 requires companies to adopt the amendment related to accounting for windfalls and shortfalls on a prospective basis only. As a result, no change has been made to the Consolidated Statement of Operations for the three and six months ended August 31, 2015 related to the $2.9 million and $8.4 million, respectively, of net windfall tax benefits the Company recognized as additional paid-in capital during the three and six months ended August 31, 2015. Net windfall tax benefits of $8.4 million recognized as additional paid-in-capital during the six months ended August 31, 2015 includes gross windfall tax benefits of $9.2 million net of $0.8 million shortfall tax expense. During the three months ended August 31, 2015, shortfall tax expense was less than $0.1 million.

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

With respect to the classification of windfall tax benefits on the statement of cash flows, ASU 2016-09 allows companies to elect either a prospective or retrospective application. The Company has elected to apply

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

this classification amendment retrospectively. As a result, $2.8 million and $9.2 million, respectively, of windfall tax benefits previously reported as cash flows from financing activities on the Company’s Consolidated Statement of Cash Flows for the three and six months ended August 31, 2015 have been reclassified as cash flows from operating activities.

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

Accounting pronouncements being evaluated

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The FASB issued ASU 2016-15 to decrease the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this update provide guidance on eight specific cash flow issues. This guidance is effective for the Company as of the first quarter of its fiscal year ending February 28, 2019 and should be applied using the retrospective transition method to each period presented. Early adoption is permitted but all amendments must be adopted in the same period. The Company is currently evaluating the impact that this updated standard will have on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The FASB issued ASU 2016-02 to increase transparency and comparability among organizations with respect to accounting for leases. Under ASU 2016-02, lessees will recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. This guidance is effective for the Company as of the first quarter of its fiscal year ending February 28, 2019. The Company is currently evaluating the impact that this updated standard will have on its consolidated financial statements.

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

NOTE 3—Changes in Equity

The following table summarizes the changes in the Company’s stockholders’ equity during the three months ended August 31, 2016 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at May 31, 2016	$24	$2,176,208	$1,160,472	$(1,919,622)	$(67,747)	$1,349,335
Net income	—	—	58,772	—	—	58,772
Other comprehensive loss, net of tax	—	—	—	—	(1,975)	(1,975)
Exercise of common stock options	—	689	—	—	—	689
Common stock repurchase (see NOTE 10)	—	—	—	(127,386)	—	(127,386)
Share-based compensation expense	—	45,357	—	—	—	45,357
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(6,398)	—	—	—	(6,398)
Other adjustments	—	—	2	—	—	2

Balance at August 31, 2016	$24	$2,215,856	$1,219,246	$(2,047,008)	$(69,722)	$1,318,396

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the changes in the Company’s stockholders’ equity during the three months ended August 31, 2015 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at May 31, 2015	$23	$2,058,046	$948,459	$(1,590,501)	$(66,604)	$1,349,423
Net income	—	—	51,395	—	—	51,395
Other comprehensive income, net of tax	—	—	—	—	1,155	1,155
Exercise of common stock options	—	480	—	—	—	480
Common stock repurchase	—	—	—	(70,079)	—	(70,079)
Share-based compensation expense	—	40,537	—	—	—	40,537
Net tax benefits related to share-based awards	—	2,865	—	—	—	2,865
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(7,726)	—	—	—	(7,726)

Balance at August 31, 2015	$23	$2,094,202	$999,854	$(1,660,580)	$(65,449)	$1,368,050

The following table summarizes the changes in the Company’s stockholders’ equity during the six months ended August 31, 2016 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at February 29, 2016	$23	$2,162,264	$1,099,738	$(1,853,144)	$(74,449)	$1,334,432
Net income	—	—	119,957	—	—	119,957
Other comprehensive income, net of tax	—	—	—	—	4,727	4,727
Exercise of common stock options	1	2,067	—	—	—	2,068
Common stock repurchase (see NOTE 10)	—	—	—	(193,864)	—	(193,864)
Share-based compensation expense	—	86,632	—	—	—	86,632
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(37,476)	—	—	—	(37,476)
Other adjustments	—	—	1	—	—	1
Cumulative-effect adjustment from adoption of ASU 2016-09	—	2,369	(450)	—	—	1,919

Balance at August 31, 2016	$24	$2,215,856	$1,219,246	$(2,047,008)	$(69,722)	$1,318,396

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the changes in the Company’s stockholders’ equity during the six months ended August 31, 2015 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at February 28, 2015	$23	$1,963,851	$900,373	$(1,515,288)	$(60,621)	$1,288,338
Net income	—	—	99,481	—	—	99,481
Other comprehensive loss, net of tax	—	—	—	—	(4,828)	(4,828)
Exercise of common stock options	—	2,589	—	—	—	2,589
Common stock repurchase	—	75,000	—	(145,079)	—	(70,079)
Share-based compensation expense	—	77,059	—	—	—	77,059
Net tax benefits related to share-based awards	—	8,427	—	—	—	8,427
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(32,937)	—	—	—	(32,937)
Other adjustments	—	213	—	(213)	—	—

Balance at August 31, 2015	$23	$2,094,202	$999,854	$(1,660,580)	$(65,449)	$1,368,050

Accumulated other comprehensive loss

The following is a summary of accumulated other comprehensive loss as of August 31, 2016 and February 29, 2016 (in thousands):

	As of August 31, 2016	As of February 29, 2016
Accumulated loss from foreign currency translation adjustment	$(70,331)	$(73,776)
Accumulated unrealized gain (loss), net of tax, on available-for-sale securities	609	(673)

Accumulated other comprehensive loss	$(69,722)	$(74,449)

NOTE 4—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of trademarks, copyrights and patents, purchased technologies, customer and reseller relationships and covenants not to compete, which are amortized over the estimated useful life, generally on a straight-line basis with the exception of customer and reseller relationships, which are generally amortized over the related asset’s pattern of economic benefit or on a straight-line basis if a straight-line basis results in a greater amount of amortization for the period reported. Useful lives range from two to ten years. As of August 31, 2016 and February 29, 2016, trademarks with an indefinite estimated useful life totaled $11.3 million and $11.1 million, respectively.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is a summary of identifiable intangible assets (in thousands):

	As of August 31, 2016			As of February 29, 2016
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$145,089	$(54,541)	$90,548	$138,106	$(49,876)	$88,230
Purchased technologies	100,581	(75,533)	25,048	96,105	(70,940)	25,165
Customer and reseller relationships	104,950	(84,596)	20,354	104,593	(80,329)	24,264
Covenants not to compete	14,007	(11,522)	2,485	13,240	(9,875)	3,365
Other intangible assets	8,833	(4,474)	4,359	8,833	(3,786)	5,047

Total identifiable intangible assets	$373,460	$(230,666)	$142,794	$360,877	$(214,806)	$146,071

Amortization expense associated with identifiable intangible assets recognized in the Company’s Consolidated Financial Statements for the three and six months ended August 31, 2016 and August 31, 2015 is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
Cost of revenue	$4,190	$2,963	$8,157	$5,880
Sales and marketing	1,905	2,009	3,820	4,014
Research and development	34	292	69	542
General and administrative	1,848	1,160	3,601	2,212

Total amortization expense	$7,977	$6,424	$15,647	$12,648

NOTE 5—Income Taxes

The following table summarizes the Company’s tax provision for the three and six months ended August 31, 2016 and August 31, 2015 (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
Income before provision for income taxes	$79,435	$72,387	$151,789	$140,114
Estimated annual effective tax rate	27%	29%	27%	29%

Provision for income taxes before discrete tax items	21,447	20,992	40,983	40,633
Discrete tax benefits related to net excess tax benefits from share-based payments	(1,002)	—	(8,940)	—
Other discrete tax expense (benefits)	218	—	(211)	—

Provision for income taxes	$20,663	$20,992	$31,832	$40,633

For the three and six months ended August 31, 2016, the Company’s estimated annual effective tax rate of 27% differed from the U.S. federal statutory rate of 35% principally due to foreign income taxed at lower rates, research tax credits and the domestic production activities deduction. Tax expense for the three and six months

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

ended August 31, 2016 included a discrete tax benefit of $1.0 million and $8.9 million, respectively, related to net excess tax benefits from share-based payments resulting from the Company’s early adoption of ASU 2016-09. See NOTE 2—Summary of Significant Accounting Policies for more details regarding the adoption of ASU 2016-09.

For the three and six months ended August 31, 2015, the Company’s then-estimated annual effective tax rate of 29% differed from the U.S. federal statutory rate of 35%, principally due to foreign income taxed at lower rates, state income taxes net of federal benefits and the domestic production activities deduction.

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

Unrealized gains and temporary losses on investments classified as available for sale are included within accumulated other comprehensive income, net of any related tax effect. Upon realization, such amounts are reclassified from accumulated other comprehensive income to Other income (expense), net. Realized gains and losses and other than temporary impairments, if any, are reflected in the consolidated statements of operations as Other income (expense), net. The Company does not recognize changes in the fair value of its investments in income unless a decline in value is considered other than temporary. The vast majority of the Company’s investments are priced by pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, the Company assesses other factors to determine the security’s market value, including broker quotes or model valuations. Independent price verifications of all holdings are performed by pricing vendors, which are then reviewed by the Company. In the event a price fails a pre-established tolerance check, it is researched so that the Company can assess the cause of the variance to determine what the Company believes is the appropriate fair market value.

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

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at August 31, 2016 (in thousands):

	As of August 31, 2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities (1):
Money markets	$196,182	$196,182	$—	$—
U.S. agency securities	314,490	—	314,490	—
Corporate securities	757,586	—	757,586	—
Foreign currency derivatives (2)	51	—	51	—
Liabilities:
Foreign currency derivatives (3)	(89)	—	(89)	—

Total	$1,268,220	$196,182	$1,072,038	$—

(1)	Included in Cash and cash equivalents, Investments in debt securities, short-term or Investments in debt securities, long-term in the Company’s Consolidated Balance Sheet at August 31, 2016, in addition to $774.4 million of cash.
(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at August 31, 2016.
(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at August 31, 2016.

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at February 29, 2016 (in thousands):

	As of February 29, 2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities (1):
Money markets	$221,970	$221,970	$—	$—
U.S. agency securities	331,117	—	331,117	—
Corporate securities	736,495	—	736,495	—
Foreign currency derivatives (2)	566	—	566	—
Liabilities:
Foreign currency derivatives (3)	(452)	—	(452)	—

Total	$1,289,696	$221,970	$1,067,726	$—

(1)	Included in Cash and cash equivalents, Investments in debt securities, short-term or Investments in debt securities, long-term in the Company’s Consolidated Balance Sheet at February 29, 2016, in addition to $705.8 million of cash.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at February 29, 2016.
(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at February 29, 2016.

The following table represents the Company’s available-for-sale investments measured at fair value as of August 31, 2016 (in thousands):

	Amortized	Gross Unrealized		Aggregate	Balance Sheet Classification
					Cash Equivalent Marketable Securities	Investments in debt securities, short-term	Investments in debt securities, long-term
	Cost	Gains	Losses (1)	Fair Value
Money markets	$196,182	$—	$—	$196,182	$196,182	$—	$—
U.S. agency securities	314,997	128	(635)	314,490	—	60,357	254,133
Corporate securities	756,555	1,581	(550)	757,586	—	304,771	452,815

Total	$1,267,734	$1,709	$(1,185)	$1,268,258	$196,182	$365,128	$706,948

(1)	As of August 31, 2016, there were $0.3 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer.

The following table represents the Company’s available-for-sale investments measured at fair value as of February 29, 2016 (in thousands):

	Amortized	Gross Unrealized		Aggregate	Balance Sheet Classification
					Cash Equivalent Marketable Securities	Investments in debt securities, short-term	Investments in debt securities, long-term

	Cost	Gains	Losses (1)	Fair Value
Money markets	$221,970	$—	$—	$221,970	$221,970	$—	$—
U.S. agency securities	331,302	160	(345)	331,117	—	50,453	280,664
Corporate securities	737,723	994	(2,222)	736,495	—	230,689	505,806

Total	$1,290,995	$1,154	$(2,567)	$1,289,582	$221,970	$281,142	$786,470

(1)	As of February 29, 2016, there were $0.9 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows as of August 31, 2016 and for the three and six months then ended (in thousands):

				Classification of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended August 31, 2016	Six Months Ended August 31, 2016
	As of August 31, 2016
					Amount of Gain (Loss) Recognized
	Balance Sheet Classification	Fair Value	Notional Value		in Income on Derivatives
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$51	$15,188	Other income (expense), net	$1,204	$2,403
Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	(89)	18,783	Other income (expense), net	(321)	(999)

Total		$(38)	$33,971		$883	$1,404

The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows as of August 31, 2015 and for the three and six months then ended (in thousands):

				Classification of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended August 31, 2015	Six Months Ended August 31, 2015
	As of August 31, 2015
					Amount of Gain (Loss) Recognized
	Balance Sheet Classification	Fair Value	Notional Value		in Income on Derivatives
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$263	$32,302	Other income (expense), net	$592	$1,272
Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	(67)	3,607	Other income (expense), net	(437)	(1,246)

Total		$196	$35,909		$155	$26

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements for the three and six months ended August 31, 2016 and August 31, 2015 (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
Cost of revenue	$4,054	$4,151	$8,359	$7,877
Sales and marketing	20,361	16,782	38,802	32,194
Research and development	12,969	12,022	24,971	22,897
General and administrative	7,973	7,582	14,500	14,091

Total share-based compensation expense	$45,357	$40,537	$86,632	$77,059

Share-based compensation expense qualifying for capitalization was insignificant for each of the three and six months ended August 31, 2016 and August 31, 2015. Accordingly, no share-based compensation expense was capitalized during the three and six months ended August 31, 2016 and August 31, 2015.

During the three and six months ended August 31, 2016 and August 31, 2015, the Company granted the following share-based awards:

	Three Months Ended
	August 31, 2016			August 31, 2015
	Shares and Shares Underlying Awards		Weighted Average Per Share Award Fair Value	Shares and Shares Underlying Awards	Weighted Average Per Share Award Fair Value
Service-based shares and share units	133,550		$72.80	118,881	$80.58
Performance share units—target	1,826	(1)	$72.80	112,360	$80.59
Performance share awards	—		$—	56,180	$80.59

Total awards	135,376		$72.80	287,421	$80.59

	Six Months Ended
	August 31, 2016			August 31, 2015
	Shares and Shares Underlying Awards		Weighted Average Per Share Award Fair Value	Shares and Shares Underlying Awards	Weighted Average Per Share Award Fair Value
Service-based shares and share units	1,068,440		$75.12	926,477	$75.55
Performance share units—target	362,502	(1)	$76.68	370,478	$78.28
Performance share awards	140,182	(2)	$76.70	154,705	$78.48

Total awards	1,571,124		$75.62	1,451,660	$76.56

(1)	Certain executives and senior management were awarded a target number of performance share units (“PSUs”). PSU grantees may earn up to 200% of the target number of PSUs. Half of the target number of PSUs can be earned by the grantees depending upon the Company’s financial performance measured against the financial performance of specified peer companies during a three-year performance period beginning on March 1, 2016. The remaining target number of PSUs can be earned by the grantees depending upon the Company’s total shareholder return performance measured against the total shareholder return performance of specified peer companies during a three-year period beginning on March 1, 2016.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(2)	Certain executives were granted restricted stock awards. These shares were awarded subject to the achievement of a specified dollar amount of revenue for FY2017 (the “RSA Performance Goal”). If the Company fails to achieve the RSA Performance Goal for FY2017, then all such shares are forfeited. If the Company achieves the RSA Performance Goal for FY2017, then 25% of the restricted stock vests on or about July 16, 2017, and the remainder vests ratably on a quarterly basis over the course of the subsequent three-year period, provided that the grantee’s business relationship with the Company has not ceased.

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

The following table reconciles the numerators and denominators of the earnings per share (“EPS”) calculation for the three and six months ended August 31, 2016 and August 31, 2015 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
Net income, basic and diluted	$58,772	$51,395	$119,957	$99,481

Weighted average common shares outstanding	180,322	183,179	180,745	183,155
Incremental shares attributable to assumed vesting or exercise of outstanding equity award shares	2,829	2,986	2,923	3,009
Dilutive effect of convertible notes	195	585	82	329

Diluted shares	183,346	186,750	183,750	186,493

Diluted net income per share	$0.32	$0.28	$0.65	$0.53

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

Warrants to purchase 10,965,630 shares of the Company’s common stock at $101.65 per share were outstanding during the three and six months ended August 31, 2016 and August 31, 2015 but were not included in the computation of diluted EPS because the warrants’ exercise price was greater than the average market price of the Company’s common stock during the related period.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following employee share awards were not included in the computation of diluted earnings per share because the aggregate value of proceeds considered received upon either exercise or vesting was greater than the average market price of the Company’s common stock during the related periods and the effect of including such share awards in the computation would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
Number of shares considered anti-dilutive for calculating diluted EPS	158	105	307	67

NOTE 10—Share Repurchase Programs

On March 25, 2015, the Company announced that its Board of Directors (the “Board”) had authorized the repurchase of up to $500 million of Red Hat’s common stock from time to time on the open market or in privately negotiated transactions. The program was discontinued by the Board effective June 30, 2016.

From March 1, 2016 through its discontinuation on June 30, 2016, the Company repurchased 1,291,733 shares of its common stock for $94.4 million under this repurchase program.

On June 22, 2016, the Company announced that its Board authorized the repurchase of up to $1.0 billion of Red Hat’s common stock from time to time on the open market or in privately negotiated transactions. The new program commenced on July 1, 2016, and will expire on the earlier of (i) June 30, 2018 or (ii) a determination by the Board, Chief Executive Officer or Chief Financial Officer to discontinue the program. The new program replaced the previous $500 million repurchase program, which was discontinued by the Board effective June 30, 2016.

From its commencement on July 1, 2016 through August 31, 2016, the Company repurchased 1,362,532 shares of its common stock for $99.5 million under this repurchase program.

As of August 31, 2016, the amount available under this program for the repurchase of the Company’s common stock was $900.5 million.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 11—Segment Reporting

The following summarizes revenue from unaffiliated customers and income (loss) from operations for the three and six months ended August 31, 2016 and August 31, 2015 and total cash, cash equivalents and available-for-sale investment securities and total assets as of August 31, 2016 and August 31, 2015, by geographic segment (in thousands):

	Americas	EMEA	Asia Pacific	Corporate (1)	Consolidated

	Three Months Ended August 31, 2016
Revenue from unaffiliated customers	$385,529	$127,467	$86,809	$—	$599,805
Income (loss) from operations	$71,595	$28,210	$27,436	$(45,357)	$81,884

	Three Months Ended August 31, 2015
Revenue from unaffiliated customers	$332,204	$108,454	$63,490	$—	$504,148
Income (loss) from operations	$73,944	$27,012	$16,051	$(40,537)	$76,470

	Six Months Ended August 31, 2016
Revenue from unaffiliated customers	$751,252	$251,766	$164,685	$—	$1,167,703
Income (loss) from operations	$141,352	$53,898	$48,629	$(86,632)	$157,247
Total cash, cash equivalents and available-for-sale investment securities	$1,113,971	$634,013	$294,661	$—	$2,042,645
Total assets	$2,714,088	$944,290	$442,378	$—	$4,100,756

	Six Months Ended August 31, 2015
Revenue from unaffiliated customers	$654,037	$205,927	$125,185	$—	$985,149
Income (loss) from operations	$149,475	$43,419	$31,564	$(77,059)	$147,399
Total cash, cash equivalents and available-for-sale investment securities	$1,294,633	$490,607	$210,590	$—	$1,995,830
Total assets	$2,735,505	$760,412	$305,554	$—	$3,801,471

(1)	Amounts represent share-based compensation expense for each of the three and six months ended August 31, 2016 and August 31, 2015, which was not allocated to geographic segments.

Supplemental information about geographic areas

The following table lists, for each of the three and six months ended August 31, 2016 and August 31, 2015, revenue from unaffiliated customers in the United States, the Company’s country of domicile, and revenue from unaffiliated customers from foreign countries (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
United States, the Company’s country of domicile	$343,766	$300,649	$672,295	$588,110
Foreign	256,039	203,499	495,408	397,039

Total revenue from unaffiliated customers	$599,805	$504,148	$1,167,703	$985,149

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Total tangible long-lived assets, net of accumulated depreciation, located in the United States, the Company’s country of domicile, and similar tangible long-lived assets, net of accumulated depreciation, held outside the United States are summarized in the following table as of August 31, 2016 and February 29, 2016 (in thousands):

	As of August 31, 2016	As of February 29, 2016
United States, the Company’s country of domicile	$126,955	$126,937
Foreign	45,357	39,949

Total tangible long-lived assets	$172,312	$166,886

Supplemental information about major customers

Major customer revenues and receivables were as follows:

For each of the three and six months ended August 31, 2016 and August 31, 2015, the U.S. government and its agencies represented in the aggregate approximately 10% of the Company’s total revenue.

At August 31, 2016, the Company had two customers whose accounts receivable balance individually represented 10% and 11%, respectively, of total accounts receivable. As of February 29, 2016, no individual customer accounted for 10% or more of our total accounts receivable.

Supplemental information about products and services

The following table, for each of the three and six months ended August 31, 2016 and August 31, 2015, provides further detail, by type, of the Company’s subscription and services revenues. Infrastructure-related offerings subscription revenue includes subscription revenue generated from Red Hat Enterprise Linux and related technologies such as Red Hat Satellite and Red Hat Enterprise Virtualization. Subscription revenue generated from the Company’s Application development-related and other emerging technology offerings includes Red Hat JBoss Middleware, Red Hat Storage, Red Hat Mobile and Red Hat cloud offerings such as Red Hat OpenStack Platform and OpenShift by Red Hat (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
Subscription revenue:
Infrastructure-related offerings	$427,035	$362,926	$830,216	$716,667
Application development-related and other emerging technology offerings	104,174	78,600	202,658	149,652

Total subscription revenue	531,209	441,526	1,032,874	866,319

Training and services revenue:
Consulting services	51,277	47,266	101,586	90,466
Training	17,319	15,356	33,243	28,364

Total training and services revenue	68,596	62,622	134,829	118,830

Total subscription and training and services revenue	$599,805	$504,148	$1,167,703	$985,149

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 12—Commitments and Contingencies

Operating leases

As of August 31, 2016, the Company had leases of office space and certain equipment under various non-cancelable operating leases. Rent expense under operating leases for the three months ended August 31, 2016 and August 31, 2015 was $9.2 million and $7.8 million, respectively. Rent expense under operating leases for the six months ended August 31, 2016 and August 31, 2015 was $17.7 million and $15.5 million, respectively.

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

NOTE 14—Business Combinations

Acquisition of 3scale, Inc.

On June 24, 2016, the Company completed its acquisition of all of the shares of 3scale, Inc. (“3scale”), a provider of application programming interface (API) management technology. By adding 3scale to its existing portfolio, including Red Hat JBoss Middleware, Red Hat OpenShift and Red Hat Mobile Application Platform, the Company strengthens its enablement of the API economy with simplified cloud integration and microservices-based architectures.

The consideration paid was $29.1 million in cash. Based on management’s provisional assessment of the acquisition-date fair value of the assets acquired and liabilities assumed, the total consideration transferred of $29.1 million has been allocated to the Company’s assets and liabilities on a preliminary basis as follows: $24.3 million to goodwill, $6.4 million to identifiable intangible assets and $1.6 million to working capital as a net current liability.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company incurred approximately $1.8 million in transaction costs, including legal and accounting fees, relating to the acquisition. These transaction costs have been expensed as incurred and included in general and administrative expense on the Company’s Consolidated Statements of Operations for the three and six months ended August 31, 2016.

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

The consideration paid was $126.0 million and includes $125.2 million of cash. Based on management’s provisional assessment of the acquisition-date fair value of the assets acquired and liabilities assumed, the total consideration transferred of $126.0 million has been allocated to the Company’s assets and liabilities on a preliminary basis as follows: $102.4 million to goodwill, $25.1 million to identifiable intangible assets and $1.5 million to working capital as a net current liability.

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

Pro forma consolidated financial information

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three and six months ended August 31, 2015 (in thousands, except per share amounts) as if the acquisitions of 3scale and Ansible had closed on March 1, 2015, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisitions actually taken place at the beginning of the period. Pro forma consolidated financial information for the three and six months ended August 31, 2016 has not been provided because the acquisition of 3scale would not have had a significant impact on consolidated operating results if the acquisition had closed on March 1, 2016.

	Three Months Ended August 31, 2015	Six Months Ended August 31, 2015
Revenue	$505,917	$1,170,825
Net income	$48,117	$113,610
Basic net income per common share	$0.26	$0.63
Diluted net income per common share	$0.26	$0.62

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Goodwill

The following is a summary of changes in goodwill for the six months ended August 31, 2016 (in thousands):

Balance at February 29, 2016	$1,027,277
Acquisition of 3scale	24,254
Impact of foreign currency fluctuations and other adjustments	2,341

Balance at August 31, 2016	$1,053,872

The excess of purchase price paid for 3scale, Ansible and other acquisitions over the fair value of the net assets acquired was recognized as goodwill. Goodwill comprises the majority of the purchase price paid for each of the acquired businesses because these businesses were focused on emerging technologies such as development and operations automation, mobile technologies, cloud-enabling technologies and software-defined storage technologies, which consequently—at the time of acquisition—generated relatively little revenue. However, these acquired businesses, with their assembled, highly-specialized workforces and community of contributors, are expected to both expand the Company’s existing technology portfolio and advance the Company’s market position overall in open source solutions.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of August 31, 2016 and February 29, 2016, the convertible notes consisted of the following (in thousands):

	As of August 31, 2016	As of February 29, 2016
Liability component:
Principal	$805,000	$805,000
Less: debt issuance costs	(8,755)	(10,029)
Less: debt discount	(61,545)	(71,029)

Net carrying amount	$734,700	$723,942

Equity component (1)	$96,890	$96,890

(1)	Recorded in the Consolidated Balance Sheet in Additional paid-in capital.

In accounting for the transaction costs related to the convertible note issuance, the Company allocated the total amount incurred of $15.2 million to the liability and equity components based on their relative fair values. Issuance costs attributable to the liability component totaled $13.4 million and are being amortized to interest expense over the term of the convertible notes using the effective interest method. The remaining $1.8 million of issuance costs have been allocated to the equity component and are included in Additional paid-in capital on the Company’s Consolidated Balance Sheet as of August 31, 2016. Additionally, the Company recorded a deferred tax asset of $0.7 million related to the $1.8 million equity component of transactional costs that are deductible for tax purposes.

The following table includes total interest expense recognized related to the convertible notes for the three and six months ended August 31, 2016 and August 31, 2015 (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
Coupon rate 0.25% per year, payable semiannually	$503	$503	$1,006	$1,006
Amortization of convertible note issuance costs—liability component	640	602	1,274	1,198
Accretion of debt discount	4,753	4,620	9,484	9,219

Total interest expense related to convertible notes	$5,896	$5,725	$11,764	$11,423

The fair value of the convertible notes, which was determined based on inputs that are observable in the market (Level 2), and the carrying value of the convertible notes (the carrying value excludes the equity component of the convertible notes classified in equity) are as follows (in thousands):

	As of August 31, 2016
	Fair Value	Carrying Value
Convertible notes	$735,729	$734,700

Convertible note hedge transactions and warrant transactions

On October 1, 2014, the Company entered into convertible note hedge transactions and warrant transactions with certain of the Initial Purchasers of the convertible notes or their respective affiliates.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Revenue

For the three months ended August 31, 2016, total revenue increased 19.0%, or $95.7 million, to $599.8 million from $504.1 million for the three months ended August 31, 2015. Excluding the impact of foreign currency exchange rate fluctuations, total revenue increased by 18.3% for the three months ended August 31, 2016, as detailed in the following table.

The growth rates of subscription revenue by offering type, training and services revenue and total revenue, as reported and excluding the impact of foreign currency exchange rate fluctuations, for the three and six months ended August 31, 2016 versus the three and six months ended August 31, 2015 are as follows (in thousands):

	Three Months Ended (1)			Six Months Ended (1)
	August 31, 2016	August 31, 2015	Year-Over- Year Growth Rate	August 31, 2016	August 31, 2015	Year-Over- Year Growth Rate
Infrastructure-related subscription revenue, as reported	$427,035	$362,926	17.7%	$830,216	$716,667	15.8%
Adjustment for foreign currency exchange rates	(3,824)	—		(5,572)	—

Infrastructure-related subscription revenue, excluding foreign currency impact	423,211	362,926	16.6%	824,644	716,667	15.1%

Application development-related and other emerging technology subscription revenue, as reported	104,174	78,600	32.5%	202,658	149,652	35.4%
Adjustment for foreign currency exchange rates	(629)	—		(894)	—

Application development-related and other emerging technology subscription revenue, excluding foreign currency impact	103,545	78,600	31.7%	201,764	149,652	34.8%

Total subscription revenue, as reported	531,209	441,526	20.3%	1,032,874	866,319	19.2%
Adjustment for foreign currency exchange rates	(4,453)	—		(6,466)	—

Total subscription revenue, excluding foreign currency impact	526,756	441,526	19.3%	1,026,408	866,319	18.5%

Total training and services revenue, as reported	68,596	62,622	9.5%	134,829	118,830	13.5%
Adjustment for foreign currency exchange rates	974	—		1,577	—

Total training and services revenue, excluding foreign currency impact	69,570	62,622	11.1%	136,406	118,830	14.8%

Total subscription and training and services revenue, as reported	599,805	504,148	19.0%	1,167,703	985,149	18.5%
Adjustment for foreign currency exchange rates	(3,479)	—		(4,889)	—

Total subscription and training and services revenue, excluding foreign currency impact	$596,326	$504,148	18.3%	$1,162,814	$985,149	18.0%

(1)	Revenue from our non-U.S. operations has been translated into U.S. dollars using the average foreign currency exchange rates for each month of the three and six months ended August 31, 2016. In an effort to provide a comparable framework for assessing how our business performed when compared to the three and six months ended August 31, 2015 in light of the effect of exchange rate differences, we believe it is helpful to exclude the impact of foreign currency exchange rate fluctuations by translating revenue from our non-U.S. operations for the three and six months ended August 31, 2016 using the average foreign currency exchanges rates for the three and six months ended August 31, 2015.

Subscription revenue

Our enterprise technologies are delivered primarily under subscription agreements. These agreements typically have a one- or three-year subscription period. A subscription generally entitles a customer to, among other things, a specified level of support, as well as security updates, fixes, functionality enhancements, upgrades to the technologies, each if and when available, and compatibility with an ecosystem of certified hardware and software. Subscription revenue increased sequentially for the first and second quarters of fiscal 2017 and for each quarter of fiscal 2016 and fiscal 2015 and was driven primarily by the increased use of our offerings by customers and our expansion of sales channels and geographic footprint during these periods.

Subscription revenue increased 20.3%, or $89.7 million, for the three months ended August 31, 2016 as compared to the three months ended August 31, 2015. Excluding the impact of foreign currency exchange rate fluctuations, subscription revenue increased by 19.3% for the three months ended August 31, 2016. The increase in subscription revenue is driven primarily by additional subscriptions related to our principal Red Hat Enterprise Linux and Red Hat JBoss Middleware offerings, which continue to gain broader market acceptance in mission-critical areas of computing, and our expansion of sales channels and geographic footprint. The increase is, in part, a result of the continued migration of enterprises in industries such as financial services, government, technology and telecommunications to our open source solutions from proprietary technologies.

Training and services revenue

Training and services revenue increased 9.5%, or $6.0 million, for the three months ended August 31, 2016 as compared to the three months ended August 31, 2015. Excluding the impact of foreign currency exchange rates, training and services revenue increased by 11.1%. The increase is driven primarily by customer interest in new products and increased demand for our open source solutions.

Deferred revenue and billings proxy

Year-to-date deferred revenue

Our deferred revenue, current and long-term, balance at August 31, 2016 was $1.68 billion. Total deferred revenue at August 31, 2016 decreased 2.4%, or $41.9 million, as compared to the balance of $1.72 billion at February 29, 2016. Excluding the impact of foreign currency exchange rate fluctuations, total deferred revenue decreased by 4.2% or $73.0 million from February 29, 2016 to August 31, 2016. The decrease in deferred revenue is primarily attributable to our typically lower seasonal first and second quarter billings. Because of our subscription model and revenue recognition policies, deferred revenue improves predictability of future revenue. For example, current deferred revenue provides a baseline for revenue to be recognized over the next twelve months. Similarly, long-term deferred revenue provides a baseline for revenue to be recognized beyond twelve months. Revenue derived from CCSPs for the delivery of our technologies as a service available on demand is recognized by us in the period earned and billed in arrears. As a result, revenue derived from CCSPs has no associated deferred revenue.

The decrease in deferred revenue reported on our Consolidated Balance Sheets of $41.9 million differs from the decrease of $73.0 million we reported on our Consolidated Statements of Cash Flows for the six months ended August 31, 2016 as the amount reported on our Consolidated Statements of Cash Flows for the six months ended August 31, 2016 excludes (i) the impact of changes in foreign currency exchange rates used to translate deferred revenue balances from our foreign subsidiaries’ functional currency into U.S. dollars and (ii) deferred revenue acquired as part of a business combination.

Year-over-year deferred revenue

Total deferred revenue increased by 18.9%, or $267.2 million, to $1.68 billion at August 31, 2016 from $1.41 billion at August 31, 2015. Excluding the impact of foreign currency exchange rate fluctuations, total deferred revenue increased by 17.3%, or $244.7 million, from August 31, 2015 to August 31, 2016. This increase in deferred revenue of $244.7 million is the summation of the changes in deferred revenue that we reported on our Consolidated Statements of Cash Flows for each quarter of the four-fiscal-quarter period ended August 31, 2016, plus $0.7 million related to deferred revenue acquired from business combinations during the same period.

Current deferred revenue increased by 17.8%, or $186.0 million, to $1.23 billion at August 31, 2016 from $1.05 billion at August 31, 2015 and long-term deferred revenue increased by 22.2%, or $81.2 million, to $446.9 million at August 31, 2016 from $365.7 million at August 31, 2015. Excluding the impact of foreign currency exchange rate fluctuations, current deferred revenue increased by 16.2%, or $169.3 million, and long-term deferred revenue increased by 20.6%, or $75.5 million, from August 31, 2015 to August 31, 2016.

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

For the four-fiscal-quarter period ended August 31, 2016, our rolling average billings proxy increased by 14.9%, or $80.4 million, to $619.7 million from $539.3 million for the four-fiscal-quarter period ended August 31, 2015. Using the average foreign currency exchange rates for each quarter of our four-fiscal-quarter period ended August 31, 2015, our rolling average billings proxy for the four-fiscal-quarter period ended August 31, 2016 would have increased by approximately 16.8%, or $90.4 million. For information regarding seasonality, see Part II, Item 7 under “Overview” of our Annual Report on Form 10-K for the fiscal year ended February 29, 2016.

Revenue by geography

For the three months ended August 31, 2016, approximately $256.0 million, or 42.7%, of our revenue was generated outside the U.S. compared to approximately $203.5 million, or 40.4%, for the three months ended August 31, 2015. The relative increase in the percentage of revenue generated outside the U.S. for the three months ended August 31, 2016 compared to the percentage of revenue generated outside the U.S. for the three months ended August 31, 2015 is due to foreign currency exchange rate fluctuations. Our international operations are expected to grow as our international sales force and channels become more mature and as we enter new locations outside the U.S. or expand our presence in existing international locations. As of August 31, 2016, we had offices in more than 85 locations throughout the world.

We operate our business in three geographic regions: the Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Australia, China, India, Japan, Singapore and South Korea). Revenue generated by the Americas, EMEA and Asia Pacific for the three months ended August 31, 2016 and the three months ended August 31, 2015 was as follows (in thousands):

	Americas	EMEA	Asia Pacific	Consolidated
Three Months Ended August 31, 2016	$385,529	$127,467	$86,809	$599,805
Three Months Ended August 31, 2015	$332,204	$108,454	$63,490	$504,148

Year-over-year revenue growth rates in U.S. dollars for our three geographical regions were as follows for the three months ended August 31, 2016 and three months ended August 31, 2015:

	Americas	EMEA	Asia Pacific	Consolidated
Three Months Ended August 31, 2016	16.1%	17.5%	36.7%	19.0%
Three Months Ended August 31, 2015	17.7%	4.8%	5.4%	13.1%

Excluding the impact of changes in foreign currency exchange rates, year-over-year revenue growth rates for our three geographical regions were as follows for the three months ended August 31, 2016 and the three months ended August 31, 2015:

	Americas	EMEA	Asia Pacific	Consolidated
Three Months Ended August 31, 2016	17.0%	17.0%	27.4%	18.3%
Three months ended August 31, 2015 (1)	19.0%	27.2%	22.0%	21.3%

(1)	Revenue growth rates from our non-U.S. operations have been calculated by translating revenue from our non-U.S. operations for the three months ended August 31, 2015 into U.S. dollars using the average foreign currency exchanges rates for the three months ended August 31, 2014.

As we expand further within each region, we anticipate revenue growth rates in local currencies to become more similar among our geographic regions due to the similarity of products and services offered and the similarity in customer types or classes.

Gross profit margin

Gross profit margin increased to 85.4% for the three months ended August 31, 2016 from 84.9% for the three months ended August 31, 2015. A slight increase in cost to deliver our subscription revenue was more than offset by a higher mix of subscription revenue relative to training and services revenue for the three months ended August 31, 2016 from the three months ended August 31, 2015. Subscription revenue was 88.6% and 87.6% of total revenue for the three months ended August 31, 2016 and August 31, 2015, respectively.

Gross profit margin by geography

Gross profit margins by our geographic regions for the three months ended August 31, 2016 and August 31, 2015 were as follows:

	Americas	EMEA	Asia Pacific	Consolidated (1)
Three Months Ended August 31, 2016	86.0%	87.1%	84.8%	85.4%
Three Months Ended August 31, 2015	85.8%	86.8%	83.6%	84.9%

(1)	Consolidated gross margin includes corporate (non-allocated) share-based compensation expense for the three months ended August 31, 2016 and August 31, 2015 of $4.1 million and $4.2 million, respectively. For additional information, see NOTE 11—Segment Reporting to our Consolidated Financial Statements.

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

Income from operations

Operating income as a percentage of revenue decreased to 13.7% for the three months ended August 31, 2016 from 15.2% for the three months ended August 31, 2015. The decrease was primarily driven by an increase in operating expenses related to accelerated hiring to support our Application Development-related and other emerging technologies and the closing and integration of our recent business acquisitions.

Income from operations by geography

Operating income as a percentage of revenue generated by our geographic regions for the three months ended August 31, 2016 and the three months ended August 31, 2015 was as follows:

	Americas	EMEA	Asia Pacific	Consolidated (1)
Three Months Ended August 31, 2016	18.6%	22.1%	31.6%	13.7%
Three Months Ended August 31, 2015	22.3%	24.9%	25.3%	15.2%

(1)	Consolidated operating income as a percentage of revenue includes corporate (non-allocated) share-based compensation expense for the three months ended August 31, 2016 and August 31, 2015 of $45.4 million and $40.5 million, respectively. For additional information, see NOTE 11—Segment Reporting to our Consolidated Financial Statements.

Operating margin for Americas and EMEA decreased for the three months ended August 31, 2016 as compared to the three months ended August 31, 2015 primarily as a result of an increase in operating expenses related to accelerated hiring to support our Application Development-related and other emerging technologies and closing and integrating the 3scale and Ansible acquisitions. APAC operating margin increased for the three months ended August 31, 2016 as compared to the three months ended August 31, 2015 primarily as a result of growing revenue, which increased 36.7%.

These geographic operating margins exclude the impact of share-based compensation expense, which was not allocated to our geographic segments.

Cash, cash equivalents, investments in debt securities and cash flow from operations

Cash, cash equivalents and short-term and long-term available-for-sale investments in debt securities balances at August 31, 2016 totaled $2.04 billion. Cash generated from operating activities for the three months ended August 31, 2016 totaled $96.8 million, which represents a decrease of 21.4% in operating cash flow as compared to the three months ended August 31, 2015. This decrease is primarily due to (i) an increase in operating expenses related to accelerated hiring to support our Application Development-related and other emerging technologies and (ii) the timing of our billings, of which a larger dollar value of transactions were executed during the last weeks of the quarter ended August 31, 2016 as compared to the quarter ended August 31, 2015, which affected our ability to bill and collect cash from our customers in such transactions.

Our significant cash and investment balances give us a measure of flexibility to take advantage of opportunities such as acquisitions, increasing investment in our international operations and repurchasing our common stock.

Foreign currency exchange rates’ impact on results of operations

Approximately 42.7% of our revenue for the three months ended August 31, 2016 came from sales outside the U.S. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component of net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions results in increased revenue and operating expenses from operations for our non-U.S. operations. Similarly, our revenue and operating expenses will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Three months ended August 31, 2016

Using the average foreign currency exchange rates from the second quarter of our prior fiscal year ended February 29, 2016, our revenue and operating expenses from non-U.S. operations for the three months ended

August 31, 2016 would have been lower and higher than we reported by approximately $3.5 million and $2.3 million, respectively, which would have resulted in income from operations being lower by $5.8 million.

Six Months Ended August 31, 2016

Using the average foreign currency exchange rates for the six months ended August 31, 2015, our revenue and operating expenses from non-U.S. operations for the six months ended August 31, 2016 would have been lower and higher than we reported by approximately $4.9 million and $5.1 million, respectively, which would have resulted in income from operations being lower by $10.0 million.

Business combinations

Acquisition of 3scale

On June 22, 2016, we completed our acquisition of all of the shares of 3scale for $29.1 million. 3scale is a provider of application programming interface (API) management technology. The acquisition is intended to extend our existing portfolio, including Red Hat JBoss Middleware, Red Hat OpenShift and Red Hat Mobile Application Platform, and strengthen our enablement of the API economy with simplified cloud integration and microservices-based architectures.

We incurred approximately $1.8 million in transaction costs, including legal and accounting fees, relating to the acquisition. These transaction costs have been expensed as incurred and included in general and administrative expense on our Consolidated Statement of Operations for the three and six months ended August 31, 2016.

Acquisition of Ansible

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

RESULTS OF OPERATIONS

Three months ended August 31, 2016 and August 31, 2015

The following table is a summary of our results of operations for the three months ended August 31, 2016 and August 31, 2015 (in thousands):

	Three Months Ended (Unaudited)
	August 31, 2016	August 31, 2015	$ Change	% Change
Revenue:
Subscriptions	$531,209	$441,526	$89,683	20.3%
Training and services	68,596	62,622	5,974	9.5

Total subscription and training and services revenue	599,805	504,148	95,657	19.0

Cost of subscription and training and services revenue:
Cost of subscriptions	39,678	30,996	8,682	28.0
As a % of subscription revenue	7.5%	7.0%
Cost of training and services	47,993	44,968	3,025	6.7
As a % of training and services revenue	70.0%	71.8%

Total cost of subscription and training and services revenue	87,671	75,964	11,707	15.4
As a % of total revenue	14.6%	15.1%

Total gross profit	512,134	428,184	83,950	19.6

Operating expense:
Sales and marketing	253,255	205,101	48,154	23.5
Research and development	121,265	102,488	18,777	18.3
General and administrative	55,730	44,125	11,605	26.3

Total operating expense	430,250	351,714	78,536	22.3

Income from operations	81,884	76,470	5,414	7.1
Interest income	3,392	2,895	497	17.2
Interest expense	5,925	5,733	192	3.3
Other income (expense), net	84	(1,245)	1,329	106.7

Income before provision for income taxes	79,435	72,387	7,048	9.7
Provision for income taxes (1)	20,663	20,992	(329)	(1.6)

Net income	$58,772	$51,395	$7,377	14.4%

Gross profit margin-subscriptions	92.5%	93.0%
Gross profit margin-training and services	30.0%	28.2%
Gross profit margin	85.4%	84.9%
As a % of total revenue:
Subscription revenue	88.6%	87.6%
Training and services revenue	11.4%	12.4%
Sales and marketing expense	42.2%	40.7%
Research and development expense	20.2%	20.3%
General and administrative expense	9.3%	8.8%
Total operating expenses	71.7%	69.8%
Income from operations	13.7%	15.2%
Income before provision for income taxes	13.2%	14.4%
Net income	9.8%	10.2%
Estimated annual effective income tax rate (1)	27.0%	29.0%

(1)	Provision for income taxes for the three months ended August 31, 2016 includes net discrete tax benefits of $0.8 million, of which $1.0 million are related to net excess tax benefits from share-based compensation. Our estimated annual effective tax rate is 27%. Our calculated tax rate for the three months ended August 31, 2016, including net discrete tax benefits, is 26%. See NOTE 5—Income Taxes to our Consolidated Financial Statements for further discussion.

Revenue

Subscription revenue

Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat offerings, increased by 20.3%, or $89.7 million, to $531.2 million for the three months ended August 31, 2016 from $441.5 million for the three months ended August 31, 2015.

Revenue derived from the sale of subscriptions supporting our Infrastructure-related offerings increased by 17.7%, or $64.1 million, to $427.0 million for the three months ended August 31, 2016 from $362.9 million for the three months ended August 31, 2015. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion and the continued migration of customers to our open source Linux platform from proprietary operating systems.

Revenue derived from the sale of subscriptions supporting our Application development-related and other emerging technology offerings increased by 32.5%, or $25.6 million, to $104.2 million for the three months ended August 31, 2016 from $78.6 million for the three months ended August 31, 2015. The increase is primarily due to additional subscriptions for Red Hat JBoss Middleware offerings. We expect the growth rate of revenue derived from our Application development-related and other emerging technology offerings to exceed the growth rate of revenue derived from our Infrastructure-related offerings as our Application development-related and other emerging technology offerings continue to gain broader market acceptance in the enterprise IT environment.

Training and services revenue

Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees received from customers for consulting services regarding our offerings, deployment of Red Hat technologies and for delivery of added functionality to Red Hat technologies for our major customers and OEM partners. Total training and services revenue increased by 9.5%, or $6.0 million, to $68.6 million for the three months ended August 31, 2016 from $62.6 million for the three months ended August 31, 2015. The increase is due to both services and training. Services revenue increased by 8.5%, or $4.0 million, as a result of an increase in consulting engagements driven by increased demand for our open source solutions. Training revenue increased by 12.8%, or $2.0 million as a result of increased adoption of our Red Hat Learning Subscriptions (“RHLS”). Combined training and services revenue as a percentage of total revenue was 11.4% and 12.4%, respectively, for the three months ended August 31, 2016 and August 31, 2015.

Cost of revenue

Cost of subscription revenue

The cost of subscription revenue primarily consists of expenses we incur to support, distribute and package Red Hat offerings. These costs include labor-related costs to provide technical support, security updates and fixes, as well as costs for fulfillment. Cost of subscription revenue increased by 28.0%, or $8.7 million, to $39.7 million for the three months ended August 31, 2016 from $31.0 million for the three months ended August 31, 2015. The increase is primarily due to the expansion of our technical staff in order to meet the demands of our growing subscriber base for support, security updates and fixes, and includes additional compensation of $5.4 million. The remaining increase was driven primarily by incremental amortization expense related to the acquisitions of Ansible and 3scale. Gross profit margin on subscriptions was 92.5% and 93.0%, respectively, for the three months ended August 31, 2016 and August 31, 2015. As the number of our open source technology subscriptions continues to increase, we expect associated support costs will continue to increase, although we anticipate this will occur at a rate slower than that of subscription revenue growth due to economies of scale.

Cost of training and services revenue

Cost of training and services revenue is mainly comprised of personnel and third-party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to various types of customers. Cost of training and services revenue increased by 6.7%, or $3.0 million, to $48.0 million for the three months ended August 31, 2016 from $45.0 million for the three months ended August 31, 2015. Costs to deliver our services revenue increased by 7.1%, or $2.6 million, and relate to additional employee compensation and travel associated with additions to our emerging technologies staff. Total costs to deliver training and services as a percentage of training and services revenue decreased to 70.0% for the three months ended August 31, 2016 from 71.8% for the three months ended August 31, 2015 primarily as a result of increased revenue generated from our RHLS offering.

Gross profit margin

Gross profit margin increased to 85.4% for the three months ended August 31, 2016 from 84.9% for the three months ended August 31, 2015. A slight increase in cost to deliver our subscription revenue was more than offset by a higher mix of subscription revenue relative to training and services revenue for the three months ended August 31, 2016 from the three months ended August 31, 2015. Subscription revenue was 88.6% and 87.6% of total revenue for the three months ended August 31, 2016 and August 31, 2015, respectively.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 23.5%, or $48.2 million, to $253.3 million for the three months ended August 31, 2016 from $205.1 million for the three months ended August 31, 2015. This increase was primarily due to a $37.2 million increase in selling costs, which includes $30.2 million of additional employee compensation expense attributable to the expansion of our sales force from the prior year. The remaining increase relates to marketing costs, which grew 20.5%, or $11.0 million, for the three months ended August 31, 2016 as compared to the three months ended August 31, 2015 and includes incremental employee compensation and marketing program costs of $8.0 million and $1.6 million, respectively. Sales and marketing expense increased as a percentage of revenue to 42.2% for the three months ended August 31, 2016 from 40.7% for the three months ended August 31, 2015.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased by 18.3%, or $18.8 million, to $121.3 million for the three months ended August 31, 2016 from $102.5 million for the three months ended August 31, 2015. The increase in research and development costs primarily resulted from the expansion of our engineering group as a result of both direct hires and business combinations as we continue investing in our Application Development-related and other emerging technologies. Employee compensation increased by $17.2 million. Research and development expense was 20.2% and 20.3% of total revenue for the three months ended August 31, 2016 and August 31, 2015, respectively.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including information systems, finance, accounting, legal, human resources and facilities expense. General and administrative expense increased by 26.3%, or $11.6 million, to $55.7 million for the three months ended August 31, 2016 from $44.1 million for the three months ended August 31, 2015. General and administrative expenses include increased compensation-related expense of $3.2 million, infrastructure and facilities costs of $4.2 million and outside professional services of $3.8 million. General and administrative expense as a percentage of revenue was 9.3% and 8.8% for the three months ended August 31, 2016 and August 31, 2015, respectively. We expect general and administrative costs to decrease relative to revenue as we leverage benefits from investments made during the current fiscal year to expand and enhance our corporate processes and technology infrastructure.

Interest income

Interest income increased by 17.2%, or $0.5 million, for the three months ended August 31, 2016 as compared to the three months ended August 31, 2015. The increase in interest income for the three months ended August 31, 2016 is attributable to slightly higher yields earned on larger cash and investment balances.

Interest expense

Interest expense increased by $0.2 million, for the three months ended August 31, 2016 as compared to the three months ended August 31, 2015. Interest expense is primarily attributable to the issuance of convertible notes, which is described in NOTE 15—Convertible Notes to our Consolidated Financial Statements.

Other income (expense), net

Other income (expense), net increased by $1.3 million, for the three months ended August 31, 2016 as compared to the three months ended August 31, 2015. The increase is primarily due to net losses recognized from the settlement of foreign currency transactions during the three months ended August 31, 2015.

Income taxes

During the three months ended August 31, 2016, we recorded $20.7 million of income tax expense, which is based on an estimated annual effective tax rate of 27%. Our estimated annual effective tax rate of 27% was less than the U.S. federal statutory rate of 35% primarily due to foreign income taxed at lower rates, research tax credits and the domestic production activities deduction. Tax expense for the three months ended August 31, 2016 included a discrete tax benefit of $1.0 million, related to excess tax benefits from share-based compensation resulting from the early adoption of ASU 2016-09. See NOTE 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements for additional information.

During the three months ended August 31, 2015, we recorded $21.0 million of income tax expense, which was based on a then estimated annual effective tax rate of 29%. Our estimated annual effective tax rate of 29% was less than the U.S. federal statutory rate of 35% principally due to foreign income taxed at lower rates, state income taxes net of federal benefits and the domestic production activities deduction.

Six months ended August 31, 2016 and August 31, 2015

The following table is a summary of our results of operations for the six months ended August 31, 2016 and August 31, 2015 (in thousands):

	Six Months Ended (Unaudited)
	August 31, 2016	August 31, 2015	$ Change	% Change
Revenue:
Subscriptions	$1,032,874	$866,319	$166,555	19.2%
Training and services	134,829	118,830	15,999	13.5

Total subscription and training and services revenue	1,167,703	985,149	182,554	18.5

Cost of subscription and training and services revenue:
Cost of subscriptions	76,222	60,843	15,379	25.3
As a % of subscription revenue	7.4%	7.0%
Cost of training and services	95,496	86,519	8,977	10.4
As a % of training and services revenue	70.8%	72.8%

Total cost of subscription and training and services revenue	171,718	147,362	24,356	16.5
As a % of total revenue	14.7%	15.0%

Total gross profit	995,985	837,787	158,198	18.9

Operating expense:
Sales and marketing	496,503	403,973	92,530	22.9
Research and development	236,281	199,919	36,362	18.2
General and administrative	105,954	86,496	19,458	22.5

Total operating expense	838,738	690,388	148,350	21.5

Income from operations	157,247	147,399	9,848	6.7
Interest income	6,821	5,611	1,210	21.6
Interest expense	11,811	11,448	363	3.2
Other income (expense), net	(468)	(1,448)	980	67.7

Income before provision for income taxes	151,789	140,114	11,675	8.3
Provision for income taxes	31,832	40,633	(8,801)	(21.7)

Net income	$119,957	$99,481	$20,476	20.6%

Gross profit margin-subscriptions	92.6%	93.0%
Gross profit margin-training and services	29.2%	27.2%
Gross profit margin	85.3%	85.0%
As a % of total revenue:
Subscription revenue	88.5%	87.9%
Training and services revenue	11.5%	12.1%
Sales and marketing expense	42.5%	41.0%
Research and development expense	20.2%	20.3%
General and administrative expense	9.1%	8.8%
Total operating expenses	71.8%	70.1%
Income from operations	13.5%	15.0%
Income before provision for income taxes	13.0%	14.2%
Net income	10.3%	10.1%
Estimated annual effective income tax rate (1)	27.0%	29.0%

(1)	Provision for income taxes for the six months ended August 31, 2016 includes net discrete tax benefits of $9.2 million, of which $8.9 million are related to net excess tax benefits from share-based compensation. Our estimated annual effective tax rate is 27%. Our calculated tax rate for the six months ended August 31, 2016, including net discrete tax benefits, is 21%. See NOTE 5—Income Taxes to our Consolidated Financial Statements for further discussion.

Revenue

Subscription revenue

Subscription revenue increased by 19.2%, or $166.6 million, to $1,032.9 million for the six months ended August 31, 2016 from $866.3 million for the six months ended August 31, 2015.

Revenue derived from the sale of subscriptions supporting our Infrastructure-related offerings increased by 15.8%, or $113.5 million, to $830.2 million for the six months ended August 31, 2016 from $716.7 million for the six months ended August 31, 2015. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion and the continued migration of customers to our open source Linux platform from proprietary operating systems.

Revenue derived from the sale of subscriptions supporting our Application development-related and other emerging technology offerings increased by 35.4%, or $53.0 million, to $202.7 million for the six months ended August 31, 2016 from $149.7 million for the six months ended August 31, 2015. The increase is primarily due to additional subscriptions for Red Hat JBoss Middleware offerings. We expect the growth rate of revenue derived from our Application development-related and other emerging technology offerings to exceed the growth rate of revenue derived from our Infrastructure-related offerings as our Application development-related and other emerging technology offerings continue to gain broader market acceptance in the enterprise IT environment.

Training and services revenue

Total training and services revenue increased by 13.5%, or $16.0 million, to $134.8 million for the six months ended August 31, 2016 from $118.8 million for the six months ended August 31, 2015. The increase is due to both services and training. Services revenue increased by 12.3%, or $11.1 million as a result of an increase in consulting engagements driven by increased demand for our open source solutions. Training revenue increased by 17.2%, or $4.9 million as a result of increased adoption of our RHLS. Combined training and services revenue decreased as a percentage of total revenue to 11.5% for the six months ended August 31, 2016 from 12.1% for the six months ended August 31, 2015.

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue increased by 25.3%, or $15.4 million, to $76.2 million for the six months ended August 31, 2016 from $60.8 million for the six months ended August 31, 2015. The increase is primarily due to the expansion of our technical staff in order to meet the demands of our growing subscriber base for support, security updates and fixes, and includes additional compensation of $9.8 million. The remaining increase was driven primarily by incremental amortization expense related to the acquisitions of Ansible and 3scale. Gross profit margin on subscriptions was 92.6% and 93.0%, respectively, for the six months ended August 31, 2016 and August 31, 2015. As the number of our open source technology subscriptions continues to increase, we expect associated support costs will continue to increase, although we anticipate this will occur at a rate slower than that of subscription revenue growth due to economies of scale.

Cost of training and services revenue

Cost of training and services revenue increased by 10.4%, or $9.0 million, to $95.5 million for the six months ended August 31, 2016 from $86.5 million for the six months ended August 31, 2015. Costs to deliver our services revenue increased by 10.7%, or $7.6 million, and relate to additional employee compensation and travel associated with additions to our emerging technologies staff. Total costs to deliver training and services as a percentage of training and services revenue was 70.8% and 72.8%, respectively, for the six months ended August 31, 2016 and August 31, 2015.

Gross profit margin

Gross profit margin increased to 85.3% for the six months ended August 31, 2016 from 85.0% for the six months ended August 31, 2015. A slight increase in cost to deliver our subscription revenue was more than offset by a higher mix of subscription revenue relative to training and services revenue for the six months ended August 31, 2016 from the six months ended August 31, 2015. Subscription revenue was 88.5% and 87.9% of total revenue for the six months ended August 31, 2016 and August 31, 2015, respectively.

Operating expenses

Sales and marketing

Sales and marketing expense increased by 22.9%, or $92.5 million, to $496.5 million for the six months ended August 31, 2016 from $404.0 million for the six months ended August 31, 2015. This increase was primarily due to a $73.7 million increase in selling costs, which includes $56.9 million of additional employee compensation expense attributable to the expansion of our sales force from the prior year. The remaining increase relates to marketing costs, which grew 18.9%, or $18.8 million, for the six months ended August 31, 2016 as compared to the six months ended August 31, 2015 and includes incremental employee compensation and marketing program costs of $13.3 million and $2.5 million, respectively. Primarily as a result of expanded sales and marketing staffing, sales and marketing expense increased as a percentage of revenue to 42.5% for the six months ended August 31, 2016 from 41.0% for the six months ended August 31, 2015.

Research and development

Research and development expense increased by 18.2%, or $36.4 million, to $236.3 million for the six months ended August 31, 2016 from $199.9 million for the six months ended August 31, 2015. The increase in research and development costs primarily resulted from the expansion of our engineering group as a result of both direct hires and business combinations as we continue investing in our Application Development-related and other emerging technologies. Employee compensation increased by $33.1 million. Research and development expense was 20.2% and 20.3% of total revenue for the six months ended August 31, 2016 and August 31, 2015, respectively.

General and administrative

General and administrative expense increased by 22.5%, or $19.5 million, to $106.0 million for the six months ended August 31, 2016 from $86.5 million for the six months ended August 31, 2015. General and administrative expenses include increased compensation-related expense of $5.8 million, infrastructure and facilities costs of $7.5 million and outside professional services of $6.1 million. General and administrative expense increased as a percentage of revenue to 9.1% for the six months ended August 31, 2016 from 8.8% for the six months ended August 31, 2015. We expect general and administrative costs to decrease relative to revenue as we leverage benefits from investments made during the current fiscal year to expand and enhance our corporate processes and technology infrastructure.

Interest income

Interest income increased by 21.6%, or $1.2 million, for the six months ended August 31, 2016 as compared to the six months ended August 31, 2015. The increase in interest income for the six months ended August 31, 2016 is attributable to slightly higher yields earned on larger cash and investment balances.

Interest expense

Interest expense increased by $0.4 million, for the six months ended August 31, 2016 as compared to the six months ended August 31, 2015. Interest expense is primarily attributable to the issuance of convertible notes, which is described in NOTE 15—Convertible Notes to our Consolidated Financial Statements.

Other income (expense), net

Other income (expense), net increased by $1.0 million, for the six months ended August 31, 2016 as compared to the six months ended August 31, 2015. The increase is primarily due to miscellaneous losses recognized during the six months ended August 31, 2015 not repeated during the six months ended August 31, 2016.

Income taxes

During the six months ended August 31, 2016, we recorded $31.8 million of income tax expense, which is based on an estimated annual effective tax rate of 27%. Our estimated annual effective tax rate of 27% was less than the U.S. federal statutory rate of 35% primarily due to foreign income taxed at lower rates, research tax credits and the domestic production activities deduction. Tax expense for the six months ended August 31, 2016 included a discrete tax benefit of $8.9 million, related to excess tax benefits from share-based compensation resulting from the early adoption of ASU 2016-09. See NOTE 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements for additional information.

During the six months ended August 31, 2015, we recorded $40.6 million of income tax expense, which was based on a then estimated annual effective tax rate of 29%. Our estimated annual effective tax rate of 29% was less than the U.S. federal statutory rate of 35% principally due to foreign income taxed at lower rates, state income taxes net of federal benefits and the domestic production activities deduction.

LIQUIDITY AND CAPITAL RESOURCES

We derive our liquidity and operating capital primarily from cash flows from operations. Historically, we also received cash from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and follow-on public offerings, and the issuance of convertible notes, including our issuance of convertible notes with par value totaling $805.0 million described in detail in NOTE 15—Convertible Notes to our Consolidated Financial Statements. At August 31, 2016, we had total cash and investments of $2.04 billion, which was comprised of $970.6 million in cash and cash equivalents, $365.1 million of short-term, available-for-sale, fixed-income investments and $706.9 million of long-term, available-for-sale fixed-income investments. This compares to total cash and investments of $2.00 billion at February 29, 2016.

With $970.6 million in cash and cash equivalents on hand, we believe our cash and cash equivalent balances, together with our ability to generate additional cash from operations, should be sufficient to satisfy our cash requirements for the next twelve months and for the foreseeable future. However, we may take advantage of favorable capital market conditions that may arise from time to time to raise additional capital. We presently do not intend to liquidate our short- and long-term investments in debt securities prior to their scheduled maturity dates. However, in the event that we liquidate these investments prior to their scheduled maturities and there are adverse changes in market interest rates or the overall economic environment, we could be required to recognize a realized loss on those investments when we liquidate those investments. At August 31, 2016, net accumulated unrealized gains on our available-for-sale debt securities totaled $0.5 million, versus accumulated unrealized losses of $1.4 million as of February 29, 2016.

Cash flows for six months ended August 31, 2016

Cash flows—overview

At August 31, 2016, cash and cash equivalents totaled $970.6 million, an increase of $42.8 million as compared to February 29, 2016. The increase in cash and cash equivalents for the six months ended August 31, 2016 is primarily the result of cash provided by operations, which generated $329.1 million for the six months ended August 31, 2016. Partially offsetting cash provided by operations was the repurchase of 2,654,265 shares of our common stock for $193.9 million, payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to share awards vesting of $37.5 million, investments in property and equipment of $33.2 million and the acquisition of 3scale, net of cash acquired, of $28.7 million.

Cash flows from operations

Cash provided by operations of $329.1 million during the six months ended August 31, 2016 includes net income of $120.0 million, adjustments to exclude the impact of non-cash income and expenses, which totaled a $147.2 million net source of cash, and changes in operating assets and liabilities, which totaled a $62.0 million net source of cash. Cash provided by changes in operating assets and liabilities for the six months ended August 31, 2016 was primarily the result of collections on our billings.

Cash flows from investing

Cash used in investing activities of $71.3 million for the six months ended August 31, 2016 includes net purchases of available-for-sale debt securities of $2.9 million, investments in property and equipment of $33.2 million, which primarily relate to information technology infrastructure and leasehold improvements and the acquisition of 3scale, which used $28.7 million of cash during the six months ended August 31, 2016. Investments in other intangible assets, primarily patents, totaled $6.4 million during the six months ended August 31, 2016.

Cash flows from financing

Cash used in financing activities of $229.3 million for the six months ended August 31, 2016 includes $193.9 million to repurchase 2,654,265 shares of our common stock and $37.5 million of payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to restricted share awards vesting during the six months ended August 31, 2016. Partially offsetting financing activities using cash were proceeds from employees’ exercise of common stock options, which totaled $2.1 million.

Investments in debt securities

Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. At August 31, 2016 and February 29, 2016, the vast majority of our investments were priced with the assistance of pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the securities’ market values, including broker quotes or model valuations. Independent price verifications of all of our holdings are performed by the pricing vendors, which we review. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

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

We have utilized, and will continue from time to time to utilize, cash and investments to fund, among other potential uses, purchases of our common stock, purchases of fixed assets, purchases of intangible assets (primarily patents) and mergers and acquisitions. Given our historically strong operating cash flow and the $2.04 billion of cash and investments held at August 31, 2016, we believe our cash and cash equivalent balances, together with our ability to generate additional cash from operations, should be sufficient to satisfy our cash requirements for the next twelve months and for the foreseeable future. However, we may take advantage of favorable capital market conditions that may arise from time to time to raise additional capital.

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

As of August 31, 2016, our cash, cash equivalents and available-for-sale investment securities totaled $2.04 billion, of which $991.6 million was held outside the U.S. Our intent is to reinvest the earnings of foreign subsidiaries indefinitely outside the U.S. to fund both organic growth and acquisitions. From time to time, however, we may remit a portion of these earnings to the extent it is economically prudent. For further discussion related to geographic segments, see NOTE 11—Segment Reporting to our Consolidated Financial Statements.

With $1.05 billion, or 51.5%, of our available cash, cash equivalents and available-for-sale investments held within the U.S. as of August 31, 2016, we do not anticipate a need to repatriate any foreign earnings for the foreseeable future. However, if cash held outside the U.S. were needed to fund our U.S. operations, under current tax law we would be subject to additional taxes on the portion related to repatriated earnings of our foreign subsidiaries. As of February 29, 2016, cumulative undistributed foreign earnings totaled $537.7 million. For further discussion, see NOTE 11—Income Taxes to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended February 29, 2016.

Off-balance sheet arrangements

As of August 31, 2016 and February 29, 2016, we have no off-balance sheet financing arrangements and do not utilize any “structured debt”, “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

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

Interest rate risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of short-term and long-term investments in a variety of available-for-sale fixed and floating rate debt securities, including both government and corporate obligations and money market funds. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income related to these securities may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates or perceived credit risk related to the securities’ issuers. A hypothetical one-half percentage point change in interest rates, assuming a parallel shift of all interest rates, would result in an approximate $0.6 million change in annual interest income derived from investments in our portfolio as of August 31, 2016. For further discussion related to our investments as of August 31, 2016 and February 29, 2016, see NOTE 6—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.

Investment risk

The fair market value of our available-for-sale investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $10.4 million decrease in the fair value of our available-for-sale investment securities as of August 31, 2016. For further discussion related to our investments as of August 31, 2016 and February 29, 2016, see NOTE 6—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.

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

Accounts receivable

At August 31, 2016, the Company had two customers whose accounts receivable balance individually represented 10% and 11%, respectively, of total accounts receivable. As of February 29, 2016, no individual customer accounted for 10% or more of our total accounts receivable.

Foreign currency risk

Approximately 42.7% of our revenue for the three months ended August 31, 2016 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component of net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency statements results in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decreases if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from the second quarter of our prior fiscal year ended February 29, 2016, our revenue and operating expenses from non-U.S. operations for the three months ended August 31, 2016 would have been lower and higher than we reported by approximately $3.5 million and $2.3 million, respectively, which would have resulted in income from operations being lower by $5.8 million.

Using the average foreign currency exchange rates for the six months ended August 31, 2015, our revenue and operating expenses from non-U.S. operations for the six months ended August 31, 2016 would have been lower and higher than we reported by approximately $4.9 million and $5.1 million, respectively, which would have resulted in income from operations being lower by $10.0 million.

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

The aggregate notional amount of outstanding forward contracts at August 31, 2016 was $34.0 million. The fair value of these outstanding contracts at August 31, 2016 was a gross less than $0.1 million asset and a gross less than $0.1 million liability, and is recorded in Other current assets and Accounts payable and accrued expenses, respectively, on our Consolidated Balance Sheets. The forward contracts generally expire within three months of the period ended August 31, 2016. The forward contracts will settle in Euros, Hong Kong dollars, Japanese yen, Norwegian krona, Singapore dollars, Swedish krona, Swiss francs and U.S. dollars.

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

Our success depends in part on our ability to continue to establish and maintain strategic relationships with industry-leading cloud service providers, hardware original equipment manufacturers, independent software vendors (“ISVs”) and system integrators, such as Amazon.com, Inc., Cisco Systems, Inc., Dell Inc., Fujitsu Limited, Hewlett Packard Enterprise Company, International Business Machines Corporation, Microsoft Corporation, NEC Corporation, Oracle Corporation, SAP AG and others. Many of these strategic partners have engineered and certified that their technologies run on or with our offerings and, in some cases, have built their products and solutions using our offerings. We may not be able to maintain these relationships or replace them on attractive terms in the future. Some of our strategic partners offer competing products and services. As a result of these factors, many of the companies with which we have strategic alliances may choose to pursue alternative technologies and develop alternative products and services in addition to or in lieu of our offerings, either on their own or in collaboration with others, including our competitors. Moreover, we cannot guarantee that the companies with which we have strategic relationships will market our offerings effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support. As our agreements with strategic partners terminate or expire, we may be unable to renew or replace these agreements on comparable terms, or at all.

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

On June 23, 2016, the United Kingdom (the “U.K.”) held a referendum in which voters approved an exit from the European Union (the “E.U.”), commonly referred to as “Brexit”. As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s withdrawal from the E.U. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U., undermine bilateral cooperation in key policy areas and significantly disrupt trade between the U.K. and the E.U. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Given the lack of comparable precedent, it is unclear what financial, political and legal implications the withdrawal of the U.K. from the E.U. would have and how such withdrawal would affect us.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below sets forth information regarding the Company’s purchases of its common stock during its second fiscal quarter ended August 31, 2016:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
June 1, 2016—June 30, 2016	390,133	$71.58	390,133	$143.0 million
July 1, 2016—July 31, 2016	1,302,402	$72.85	1,214,524	$911.5 million
August 1, 2016—August 31, 2016	148,008	$74.20	148,008	$900.5 million

Total	1,840,543		1,752,665

(1)	During the three months ended August 31, 2016, the Company withheld an aggregate of 87,878 shares of its common stock (with a weighted average share price of $72.80) from employees to satisfy minimum tax withholding obligations relating to the vesting of share awards. These shares were not withheld pursuant to the program described in Note (2) below.
(2)	On March 25, 2015, the Company announced that its Board of Directors (the “Board) had authorized the repurchase of up to $500 million of Red Hat’s common stock from time to time on the open market or in privately negotiated transactions. Shares repurchased in June were made pursuant to such program, which was discontinued by the Board effective June 30, 2016.

On June 22, 2016, the Company announced that its Board authorized the repurchase of up to $1.0 billion of Red Hat’s common stock from time to time on the open market or in privately negotiated transactions. The program, which replaced a previous repurchase program, commenced on July 1, 2016, and will expire on the earlier of (i) June 30, 2018 or (ii) a determination by the Board, Chief Executive Officer or Chief Financial Officer to discontinue the program.

ITEM 6.	EXHIBITS

(a) List of Exhibits

Exhibit No.	Exhibit

10.1+*	Red Hat, Inc. 2016 Performance Compensation Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 16, 2016 (File no. 001-33162))

10.2+*	Red Hat, Inc. 2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on August 16, 2016 (File no. 001-33162))

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the registrant’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+	Previously filed.
*	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

Date: October 6, 2016	By:	/S/ JAMES M. WHITEHURST
James M. Whitehurst President and Chief Executive Officer (Duly Authorized Officer on Behalf of the Registrant)

RED HAT, INC.

Date: October 6, 2016	By:	/S/ FRANK A. CALDERONI
Frank A. Calderoni Executive Vice President, Operations and Chief Financial Officer (Principal Financial Officer)

RED HAT, INC.

Date: October 6, 2016	By:	/S/ ERIC R. SHANDER
Eric R. Shander Vice President, Finance and Accounting (Principal Accounting Officer)