Form 10-Q
period 2016-11-30
RED HAT INC
filed 2017-01-05
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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

As of December 30, 2016, there were 178,287,993 shares of common stock outstanding.

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

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands—except share and per share amounts)

	November 30, 2016 (Unaudited)	February 29, 2016 (1)
ASSETS
Current assets:
Cash and cash equivalents	$916,678	$927,778
Investments in debt securities, short-term	378,189	281,142
Accounts receivable, net of allowances for doubtful accounts of $2,981 and $2,798, respectively	427,436	509,715
Prepaid expenses	156,603	150,877
Other current assets	1,666	2,921

Total current assets	1,880,572	1,872,433
Property and equipment, net of accumulated depreciation and amortization of $228,542 and $194,819, respectively	174,450	166,886
Goodwill	1,042,396	1,027,277
Identifiable intangibles, net	142,425	146,071
Investments in debt securities, long-term	676,503	786,470
Deferred tax assets, net	108,955	111,456
Other assets, net	59,792	44,506

Total assets	$4,085,093	$4,155,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$270,763	$284,802
Deferred revenue, short-term	1,225,421	1,272,908
Other current obligations	1,754	1,467

Total current liabilities	1,497,938	1,559,177
Deferred revenue, long-term	482,557	449,636
Convertible notes	740,153	723,942
Other long-term obligations	92,643	87,912
Commitments and contingencies (NOTES 12 and 13)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 236,693,036 and 234,896,137 shares issued, and 178,715,195 and 181,185,861 shares outstanding at November 30, 2016 and February 29, 2016, respectively	24	23
Additional paid-in capital	2,246,034	2,162,264
Retained earnings	1,287,188	1,099,738
Treasury stock at cost, 57,977,841 and 53,710,276 shares at November 30, 2016 and February 29, 2016, respectively	(2,172,326)	(1,853,144)
Accumulated other comprehensive loss	(89,118)	(74,449)

Total stockholders’ equity	1,271,802	1,334,432

Total liabilities and stockholders’ equity	$4,085,093	$4,155,099

(1)	Derived from audited financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands—except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015
Revenue:
Subscriptions	$543,318	$457,488	$1,576,192	$1,323,807
Training and services	71,942	66,092	206,771	184,921

Total subscription and training and services revenue	615,260	523,580	1,782,963	1,508,728

Cost of subscription and training and services revenue:
Cost of subscriptions	40,660	32,246	116,882	93,088
Cost of training and services	49,793	48,802	145,289	135,321

Total cost of subscription and training and services revenue	90,453	81,048	262,171	228,409

Gross profit	524,807	442,532	1,520,792	1,280,319

Operating expense:
Sales and marketing	267,080	215,784	763,583	619,757
Research and development	122,469	104,906	358,750	304,824
General and administrative	54,485	52,965	160,439	139,462

Total operating expense	444,034	373,655	1,282,772	1,064,043

Income from operations	80,773	68,877	238,020	216,276
Interest income	3,346	2,874	10,167	8,484
Interest expense	6,009	5,817	17,820	17,265
Other income (expense), net	(1,392)	49	(1,860)	(1,398)

Income before provision for income taxes	76,718	65,983	228,507	206,097
Provision for income taxes	8,775	19,135	40,607	59,768

Net income	$67,943	$46,848	$187,900	$146,329

Basic net income per common share	$0.38	$0.26	$1.04	$0.80
Diluted net income per common share	$0.37	$0.25	$1.02	$0.78
Weighted average shares outstanding
Basic	179,233	182,850	180,245	183,054
Diluted	182,682	186,094	183,453	186,414

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015
Net income	$67,943	$46,848	$187,900	$146,329
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(17,630)	(17,338)	(14,185)	(20,344)
Available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities during the period	(2,725)	149	(779)	(2,395)
Reclassification for gain realized on available-for-sale securities, reported in Other income (expense), net	(23)	(7)	(32)	(4)
Tax benefit	982	39	327	758

Net change in available-for-sale securities (net of tax)	(1,766)	181	(484)	(1,641)

Total other comprehensive loss	(19,396)	(17,157)	(14,669)	(21,985)

Comprehensive income	$48,547	$29,691	$173,231	$124,344

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015
Cash flows from operating activities:
Net income	$67,943	$46,848	$187,900	$146,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,870	19,858	63,732	56,944
Amortization of debt discount and transaction costs	5,453	5,279	16,211	15,697
Share-based compensation expense	54,741	43,407	141,373	120,466
Deferred income taxes	13,818	5,841	6,199	3,912
Excess tax benefits from share-based payment arrangements	6,362	8,756	15,497	17,987
Net amortization of bond premium on debt securities available for sale	3,120	3,055	9,954	8,791
Other	986	853	549	2,761
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(73,149)	(96,964)	86,496	64,515
Prepaid expenses	(18,897)	(9,032)	(19,387)	3,618
Accounts payable and accrued expenses	(10,775)	21,886	(30,333)	3,954
Deferred revenue	64,181	96,664	(8,865)	40,085
Other	706	1,908	(3,868)	1,567

Net cash provided by operating activities	136,359	148,359	465,458	486,626

Cash flows from investing activities:
Purchase of investment in debt securities available for sale	(118,152)	(180,744)	(415,796)	(783,568)
Proceeds from sales and maturities of investment in debt securities available for sale	113,759	235,931	408,469	589,131
Acquisition of businesses, net of cash acquired	—	(125,011)	(28,667)	(126,711)
Purchase of other intangible assets	(2,323)	(2,097)	(8,712)	(8,094)
Purchase of property and equipment	(17,244)	(8,486)	(50,436)	(29,458)
Other	(92)	(90)	(203)	(3,249)

Net cash used in investing activities	(24,052)	(80,497)	(95,345)	(361,949)

Cash flows from financing activities:
Proceeds from exercise of common stock options	1,205	723	3,273	3,312
Proceeds from employee stock purchase program	7,155	—	7,155	—
Payments related to net settlement of share-based compensation awards	(25,769)	(27,879)	(63,245)	(60,816)
Purchase of treasury stock	(125,318)	(78,172)	(319,182)	(148,251)
Payments on other borrowings	(462)	(615)	(1,368)	(1,352)
Other	(84)	—	829	—

Net cash used in financing activities	(143,273)	(105,943)	(372,538)	(207,107)

Effect of foreign currency exchange rates on cash and cash equivalents	(22,925)	(11,489)	(8,675)	(23,006)

Net decrease in cash and cash equivalents	(53,891)	(49,570)	(11,100)	(105,436)
Cash and cash equivalents at beginning of the period	970,569	991,607	927,778	1,047,473

Cash and cash equivalents at end of the period	$916,678	$942,037	$916,678	$942,037

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

NOTE 2—Summary of Significant Accounting Policies

Basis of presentation

The unaudited interim consolidated financial statements as of and for the three and nine months ended November 30, 2016 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement of the consolidated balance sheets, consolidated operating results, consolidated other comprehensive income and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended November 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2017. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting. These unaudited financial statements should be read in conjunction with the Company’s Consolidated Financial Statements, including notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2016. Other than the accounting pronouncement adopted during the three months ended May 31, 2016 related to accounting for share-based compensation as described below, there have been no changes to the Company’s significant accounting policies from those described in NOTE 2—Summary of Significant Accounting Policies to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2016. These unaudited financial statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K.

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

Impact to Consolidated Statements of Operations

One of the more significant impacts of adopting ASU 2016-09 is the required change in how the Company recognizes the excess tax benefits (“windfalls”) or deficiencies (“shortfalls”) related to share-based compensation. For example, prior to adopting ASU 2016-09 such windfalls and shortfalls were credited or charged, respectively, to additional paid-in capital in the Company’s Consolidated Balance Sheets. Under ASU 2016-09, these windfalls and shortfalls are recognized as a discrete tax benefit or discrete tax expense, respectively, in the Company’s Consolidated Statements of Operations. For the three and nine months ended November 30, 2016, the Company recognized a discrete tax benefit of $6.2 million and $15.2 million, respectively, related to net windfall tax benefits from share-based compensation.

ASU 2016-09 requires companies to adopt the amendment related to accounting for windfalls and shortfalls on a prospective basis only. As a result, no change has been made to the Consolidated Statement of Operations for the three and nine months ended November 30, 2015 related to the $8.5 million and $16.9 million, respectively, of net windfall tax benefits the Company recognized as additional paid-in capital during the three and nine months ended November 30, 2015. Net windfall tax benefits of $8.5 million recognized as additional paid-in capital during the three months ended November 30, 2015 includes gross windfall tax benefits of $8.8 million net of $0.3 million shortfall tax expense. Net windfall tax benefits of $16.9 million recognized as additional paid-in capital during the nine months ended November 30, 2015 includes gross windfall tax benefits of $18.0 million net of $1.1 million shortfall tax expense.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

With respect to the classification of windfall tax benefits on the statement of cash flows, ASU 2016-09 allows companies to elect either a prospective or retrospective application. The Company has elected to apply this classification amendment retrospectively. As a result, $8.8 million and $18.0 million, respectively, of windfall tax benefits previously reported as cash flows from financing activities on the Company’s Consolidated Statement of Cash Flows for the three and nine months ended November 30, 2015 have been reclassified as cash flows from operating activities.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 3—Changes in Equity

The following table summarizes the changes in the Company’s stockholders’ equity during the three months ended November 30, 2016 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at August 31, 2016	$24	$2,215,856	$1,219,246	$(2,047,008)	$(69,722)	$1,318,396
Net income	—	—	67,943	—	—	67,943
Other comprehensive loss, net of tax	—	—	—	—	(19,396)	(19,396)
Exercise of common stock options	—	1,205	—	—	—	1,205
Common stock repurchase (see NOTE 10)	—	—	—	(125,318)	—	(125,318)
Share-based compensation expense	—	54,741	—	—	—	54,741
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(25,769)	—	—	—	(25,769)
Other adjustments	—	1	(1)	—	—	—

Balance at November 30, 2016	$24	$2,246,034	$1,287,188	$(2,172,326)	$(89,118)	$1,271,802

The following table summarizes the changes in the Company’s stockholders’ equity during the three months ended November 30, 2015 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at August 31, 2015	$23	$2,094,202	$999,854	$(1,660,580)	$(65,449)	$1,368,050
Net income	—	—	46,848	—	—	46,848
Other comprehensive loss, net of tax	—	—	—	—	(17,157)	(17,157)
Exercise of common stock options	—	723	—	—	—	723
Common stock repurchase	—	—	—	(78,172)	—	(78,172)
Share-based compensation expense	—	43,407	—	—	—	43,407
Assumed employee share-based awards from a business combination	—	505	—	—	—	505
Net tax benefits related to share-based awards	—	8,468	—	—	—	8,468
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(27,879)	—	—	—	(27,879)

Balance at November 30, 2015	$23	$2,119,426	$1,046,702	$(1,738,752)	$(82,606)	$1,344,793

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the changes in the Company’s stockholders’ equity during the nine months ended November 30, 2016 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at February 29, 2016	$23	$2,162,264	$1,099,738	$(1,853,144)	$(74,449)	$1,334,432
Net income	—	—	187,900	—	—	187,900
Other comprehensive loss, net of tax	—	—	—	—	(14,669)	(14,669)
Exercise of common stock options	1	3,272	—	—	—	3,273
Common stock repurchase (see NOTE 10)	—	—	—	(319,182)	—	(319,182)
Share-based compensation expense	—	141,373	—	—	—	141,373
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(63,245)	—	—	—	(63,245)
Other adjustments	—	1	—	—	—	1
Cumulative-effect adjustment from adoption of ASU 2016-09	—	2,369	(450)	—	—	1,919

Balance at November 30, 2016	$24	$2,246,034	$1,287,188	$(2,172,326)	$(89,118)	$1,271,802

The following table summarizes the changes in the Company’s stockholders’ equity during the nine months ended November 30, 2015 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at February 28, 2015	$23	$1,963,851	$900,373	$(1,515,288)	$(60,621)	$1,288,338
Net income	—	—	146,329	—	—	146,329
Other comprehensive loss, net of tax	—	—	—	—	(21,985)	(21,985)
Exercise of common stock options	—	3,312	—	—	—	3,312
Common stock repurchase	—	75,000	—	(223,251)	—	(148,251)
Share-based compensation expense	—	120,466	—	—	—	120,466
Assumed employee share-based awards from a business combination	—	505	—	—	—	505
Net tax benefits related to share-based awards	—	16,895	—	—	—	16,895
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(60,816)	—	—	—	(60,816)
Other adjustments	—	213	—	(213)	—	—

Balance at November 30, 2015	$23	$2,119,426	$1,046,702	$(1,738,752)	$(82,606)	$1,344,793

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Accumulated other comprehensive loss

The following is a summary of accumulated other comprehensive loss as of November 30, 2016 and February 29, 2016 (in thousands):

	As of November 30, 2016	As of February 29, 2016
Accumulated loss from foreign currency translation adjustment	$(87,961)	$(73,776)
Accumulated unrealized loss, net of tax, on available-for-sale securities	(1,157)	(673)

Accumulated other comprehensive loss	$(89,118)	$(74,449)

NOTE 4—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of trademarks, copyrights and patents, purchased technologies, customer and reseller relationships and covenants not to compete, which are amortized over the estimated useful life, generally on a straight-line basis with the exception of customer and reseller relationships, which are generally amortized over the related asset’s pattern of economic benefit or on a straight-line basis if a straight-line basis results in a greater amount of amortization for the period reported. Useful lives range from two to ten years. As of November 30, 2016 and February 29, 2016, trademarks with an indefinite estimated useful life totaled $10.9 million and $11.1 million, respectively.

The following is a summary of identifiable intangible assets (in thousands):

	As of November 30, 2016			As of February 29, 2016
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$145,724	$(56,916)	$88,808	$138,106	$(49,876)	$88,230
Purchased technologies	107,152	(78,013)	29,139	96,105	(70,940)	25,165
Customer and reseller relationships	104,600	(86,303)	18,297	104,593	(80,329)	24,264
Covenants not to compete	14,100	(11,934)	2,166	13,240	(9,875)	3,365
Other intangible assets	8,833	(4,818)	4,015	8,833	(3,786)	5,047

Total identifiable intangible assets	$380,409	$(237,984)	$142,425	$360,877	$(214,806)	$146,071

Amortization expense associated with identifiable intangible assets recognized in the Company’s Consolidated Financial Statements for the three and nine months ended November 30, 2016 and November 30, 2015 is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015
Cost of revenue	$4,578	$3,444	$12,734	$9,323
Sales and marketing	1,695	2,330	5,515	6,345
Research and development	34	312	103	854
General and administrative	1,690	1,238	5,291	3,450

Total amortization expense	$7,997	$7,324	$23,643	$19,972

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 5—Income Taxes

The following table summarizes the Company’s tax provision for the three and nine months ended November 30, 2016 and November 30, 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015
Income before provision for income taxes	$76,718	$65,983	$228,507	$206,097
Estimated annual effective tax rate	27%	29%	27%	29%

Provision for income taxes before discrete tax items	20,714	19,135	61,697	59,768
Discrete tax (benefits) expense related to:
Net excess tax benefits from share-based payments	(6,243)	—	(15,183)	—
Research tax credits—prior years	(4,041)	—	(4,041)	—
Unrecognized tax benefits statutes of limitations expirations	(2,625)	—	(2,625)	—
Other	970	—	759	—

Provision for income taxes	$8,775	$19,135	$40,607	$59,768

For the three and nine months ended November 30, 2016, the Company’s estimated annual effective tax rate of 27% differed from the U.S. federal statutory rate of 35% principally due to foreign income taxed at lower rates, research tax credits and the domestic production activities deduction. Tax expense for the three and nine months ended November 30, 2016 included a discrete tax benefit of $6.2 million and $15.2 million, respectively, related to net excess tax benefits from share-based payments resulting from the Company’s early adoption of ASU 2016-09. See NOTE 2—Summary of Significant Accounting Policies for more details regarding the adoption of ASU 2016-09.

As of November 30, 2016, it is reasonably possible that total unrecognized tax benefits may be reduced by up to $8.1 million within the next 12 months as a result of statutes of limitations expirations in various tax jurisdictions, all of which would affect the Company’s effective tax rate.

For the three and nine months ended November 30, 2015, the Company’s then-estimated annual effective tax rate of 29% differed from the U.S. federal statutory rate of 35%, principally due to foreign income taxed at lower rates, state income taxes net of federal benefits and the domestic production activities deduction.

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

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at November 30, 2016 (in thousands):

	As of November 30, 2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities (1):
Money markets	$169,600	$169,600	$—	$—
U.S. agency securities	327,130	—	327,130	—
Corporate securities	727,562	—	727,562	—
Foreign currency derivatives (2)	132	—	132	—
Liabilities:
Foreign currency derivatives (3)	(902)	—	(902)	—

Total	$1,223,522	$169,600	$1,053,922	$—

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(1)	Included in Cash and cash equivalents, Investments in debt securities, short-term or Investments in debt securities, long-term in the Company’s Consolidated Balance Sheet at November 30, 2016, in addition to $747.1 million of cash.
(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at November 30, 2016.
(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at November 30, 2016.

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at February 29, 2016 (in thousands):

	As of February 29, 2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities (1):
Money markets	$221,970	$221,970	$—	$—
U.S. agency securities	331,117	—	331,117	—
Corporate securities	736,495	—	736,495	—
Foreign currency derivatives (2)	566	—	566	—
Liabilities:
Foreign currency derivatives (3)	(452)	—	(452)	—

Total	$1,289,696	$221,970	$1,067,726	$—

(1)	Included in Cash and cash equivalents, Investments in debt securities, short-term or Investments in debt securities, long-term in the Company’s Consolidated Balance Sheet at February 29, 2016, in addition to $705.8 million of cash.
(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at February 29, 2016.
(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at February 29, 2016.

The following table represents the Company’s available-for-sale investments measured at fair value as of November 30, 2016 (in thousands):

	Amortized	Gross Unrealized		Aggregate	Balance Sheet Classification
					Cash Equivalent Marketable Securities	Investments in debt securities, short-term	Investments in debt securities, long-term
	Cost	Gains	Losses(1)	Fair Value
Money markets	$169,600	$—	$—	$169,600	$169,600	$—	$—
U.S. agency securities	329,262	63	(2,195)	327,130	—	37,722	289,408
Corporate securities	727,654	991	(1,083)	727,562	—	340,467	387,095

Total	$1,226,516	$1,054	$(3,278)	$1,224,292	$169,600	$378,189	$676,503

(1)	As of November 30, 2016, there were $0.7 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table represents the Company’s available-for-sale investments measured at fair value as of February 29, 2016 (in thousands):

	Amortized			Aggregate	Balance Sheet Classification
		Gross Unrealized			Cash Equivalent Marketable Securities	Investments in debt securities, short-term	Investments in debt securities, long-term
	Cost	Gains	Losses(1)	Fair Value
Money markets	$221,970	$—	$—	$221,970	$221,970	$—	$—
U.S. agency securities	331,302	160	(345)	331,117	—	50,453	280,664
Corporate securities	737,723	994	(2,222)	736,495	—	230,689	505,806

Total	$1,290,995	$1,154	$(2,567)	$1,289,582	$221,970	$281,142	$786,470

(1)	As of February 29, 2016, there were $0.9 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer.

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

The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows as of November 30, 2016 and for the three and nine months then ended (in thousands):

				Classification of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended November 30, 2016	Nine Months Ended November 30, 2016
	As of November 30, 2016				Amount of Gain (Loss) Recognized in Income on Derivatives
	Balance Sheet Classification	Fair Value	Notional Value
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$132	$25,849	Other income (expense), net	$555	$2,958
Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	(902)	15,765	Other income (expense), net	(1,182)	(2,181)

Total		$(770)	$41,614		$(627)	$777

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows as of November 30, 2015 and for the three and nine months then ended (in thousands):

				Classification of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended November 30, 2015	Nine Months Ended November 30, 2015
	As of November 30, 2015				Amount of Gain (Loss) Recognized in Income on Derivatives
	Balance Sheet Classification	Fair Value	Notional Value
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$58	$16,586	Other income (expense), net	$193	$1,465
Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	(424)	21,530	Other income (expense), net	(616)	(1,862)

Total		$(366)	$38,116		$(423)	$(397)

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

The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements for the three and nine months ended November 30, 2016 and November 30, 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015
Cost of revenue	$4,037	$4,074	$12,396	$11,952
Sales and marketing	26,624	17,192	65,426	49,386
Research and development	13,814	13,059	38,785	35,955
General and administrative	10,266	9,082	24,766	23,173

Total share-based compensation expense	$54,741	$43,407	$141,373	$120,466

Share-based compensation expense qualifying for capitalization was insignificant for each of the three and nine months ended November 30, 2016 and November 30, 2015. Accordingly, no share-based compensation expense was capitalized during the three and nine months ended November 30, 2016 and November 30, 2015.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the three and nine months ended November 30, 2016 and November 30, 2015, the Company granted the following share-based awards:

	Three Months Ended
	November 30, 2016		November 30, 2015
	Shares and Shares Underlying Awards	Weighted Average Per Share Award Fair Value	Shares and Shares Underlying Awards		Weighted Average Per Share Award Fair Value
Service-based shares and share units	949,421	$76.19	916,163		$77.62
Performance share units—target	—	$—	—		$—
Performance share awards	—	$—	—		$—
Assumed	—	$—	119,515	(1)	$58.22

Total awards	949,421	$76.19	1,035,678		$75.38

	Nine Months Ended
	November 30, 2016			November 30, 2015
	Shares and Shares Underlying Awards		Weighted Average Per Share Award Fair Value	Shares and Shares Underlying Awards		Weighted Average Per Share Award Fair Value
Service-based shares and share units	2,017,861		$75.62	1,842,640		$76.58
Performance share units—target	362,502	(2)	$76.68	370,478		$78.28
Performance share awards	140,182	(3)	$76.70	154,705		$78.48
Assumed	—		$—	119,515	(1)	$58.22

Total awards	2,520,545		$75.83	2,487,338		$76.07

(1)	Amounts represent partially vested options assumed as part of a business combination.
(2)	Certain executives and senior management were awarded a target number of performance share units (“PSUs”). PSU grantees may earn up to 200% of the target number of PSUs. Half of the target number of PSUs can be earned by the grantees depending upon the Company’s financial performance measured against the financial performance of specified peer companies during a three-year performance period beginning on March 1, 2016. The remaining target number of PSUs can be earned by the grantees depending upon the Company’s total shareholder return performance measured against the total shareholder return performance of specified peer companies during a three-year period beginning on March 1, 2016.
(3)	Certain executives were granted restricted stock awards. These shares were awarded subject to the achievement of a specified dollar amount of revenue for FY2017 (the “RSA Performance Goal”). If the Company fails to achieve the RSA Performance Goal for FY2017, then all such shares are forfeited. If the Company achieves the RSA Performance Goal for FY2017, then 25% of the restricted stock vests on or about July 16, 2017, and the remainder vests ratably on a quarterly basis over the course of the subsequent three-year period, provided that the grantee’s business relationship with the Company has not ceased.

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

The following table reconciles the numerators and denominators of the earnings per share (“EPS”) calculation for the three and nine months ended November 30, 2016 and November 30, 2015 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015
Net income, basic and diluted	$67,943	$46,848	$187,900	$146,329

Weighted average common shares outstanding	179,233	182,850	180,245	183,054
Incremental shares attributable to assumed vesting or exercise of outstanding equity award shares	2,935	2,854	2,980	3,011
Dilutive effect of convertible notes	514	390	228	349

Diluted shares	182,682	186,094	183,453	186,414

Diluted net income per share	$0.37	$0.25	$1.02	$0.78

With respect to the Company’s convertible notes, the Company has the option to pay cash or deliver, as the case may be, either cash, shares of its common stock or a combination of cash and shares of its common stock for the aggregate amount due upon conversion of the convertible notes. The Company’s intent is to settle the principal amount of the convertible notes in cash upon conversion. As a result, upon conversion of the convertible notes, only the amounts payable in excess of the principal amounts of the convertible notes would be considered in diluted EPS under the treasury stock method. See NOTE 15—Convertible Notes for detailed information on the convertible notes.

Warrants to purchase 10,965,630 shares of the Company’s common stock at $101.65 per share were outstanding during the three and nine months ended November 30, 2016 and November 30, 2015 but were not included in the computation of diluted EPS because the warrants’ exercise price was greater than the average market price of the Company’s common stock during the related period.

The following employee share awards were not included in the computation of diluted EPS because the aggregate value of proceeds considered received upon either exercise or vesting was greater than the average market price of the Company’s common stock during the related periods and the effect of including such share awards in the computation would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015
Number of shares considered anti-dilutive for calculating diluted EPS	71	19	938	160

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

From its commencement on July 1, 2016 through November 30, 2016, the Company repurchased 2,975,832 shares of its common stock for $224.8 million under this repurchase program.

As of November 30, 2016, the amount available under this program for the repurchase of the Company’s common stock was $775.2 million.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 11—Segment Reporting

The Company is organized primarily on the basis of three geographic business units: the Americas (U.S., Latin America and Canada), Europe, Middle East and Africa (“EMEA”) and Asia Pacific. The following summarizes revenue from unaffiliated customers and income (loss) from operations for the three and nine months ended November 30, 2016 and November 30, 2015 and total cash, cash equivalents and available-for-sale investment securities and total assets as of November 30, 2016 and November 30, 2015, by geographic segment (in thousands):

	Americas	EMEA	Asia Pacific	Corporate (1)	Consolidated

	Three Months Ended November 30, 2016
Revenue from unaffiliated customers	$393,589	$132,568	$89,103	$—	$615,260
Income (loss) from operations	$87,899	$22,608	$25,007	$(54,741)	$80,773

	Three Months Ended November 30, 2015
Revenue from unaffiliated customers	$342,368	$114,909	$66,303	$—	$523,580
Income (loss) from operations	$73,377	$23,824	$15,083	$(43,407)	$68,877

	Nine Months Ended November 30, 2016
Revenue from unaffiliated customers	$1,144,841	$384,334	$253,788	$—	$1,782,963
Income (loss) from operations	$229,251	$76,506	$73,636	$(141,373)	$238,020
Total cash, cash equivalents and available-for-sale investment securities	$1,060,721	$611,380	$299,269	$—	$1,971,370
Total assets	$2,661,792	$981,044	$442,257	$—	$4,085,093

	Nine Months Ended November 30, 2015
Revenue from unaffiliated customers	$996,405	$320,836	$191,487	$—	$1,508,728
Income (loss) from operations	$222,851	$67,243	$46,648	$(120,466)	$216,276
Total cash, cash equivalents and available-for-sale investment securities	$1,162,302	$488,003	$221,151	$—	$1,871,456
Total assets	$2,787,555	$785,844	$325,806	$—	$3,899,205

(1)	Amounts represent share-based compensation expense for each of the three and nine months ended November 30, 2016 and November 30, 2015, which was not allocated to geographic segments.

Supplemental information about geographic areas

The following table lists, for each of the three and nine months ended November 30, 2016 and November 30, 2015, revenue from unaffiliated customers in the United States, the Company’s country of domicile, and revenue from unaffiliated customers from foreign countries (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015
United States, the Company’s country of domicile	$352,109	$306,762	$1,024,404	$894,872
Foreign	263,151	216,818	758,559	613,856

Total revenue from unaffiliated customers	$615,260	$523,580	$1,782,963	$1,508,728

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Total tangible long-lived assets, net of accumulated depreciation, located in the United States, the Company’s country of domicile, and similar tangible long-lived assets, net of accumulated depreciation, held outside the United States are summarized in the following table as of November 30, 2016 and February 29, 2016 (in thousands):

	As of November 30, 2016	As of February 29, 2016
United States, the Company’s country of domicile	$127,178	$126,937
Foreign	47,272	39,949

Total tangible long-lived assets	$174,450	$166,886

Supplemental information about major customers

For each of the three and nine months ended November 30, 2016 and November 30, 2015, the U.S. government and its agencies represented in the aggregate approximately 10% of the Company’s total revenue.

At November 30, 2016 and February 29, 2016, the Company had no customers whose accounts receivable balance individually represented 10% or more total accounts receivable.

Supplemental information about products and services

The following table, for each of the three and nine months ended November 30, 2016 and November 30, 2015, provides further detail, by type, of the Company’s subscription and services revenues. Infrastructure-related offerings subscription revenue includes subscription revenue generated from Red Hat Enterprise Linux and related technologies such as Red Hat Satellite and Red Hat Enterprise Virtualization. Subscription revenue generated from the Company’s Application development-related and other emerging technology offerings includes Red Hat JBoss Middleware, Red Hat Storage, Red Hat Mobile and Red Hat cloud offerings such as Red Hat OpenStack Platform and OpenShift by Red Hat (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015
Subscription revenue:
Infrastructure-related offerings	$431,142	$373,091	$1,261,359	$1,089,758
Application development-related and other emerging technology offerings	112,176	84,397	314,833	234,049

Total subscription revenue	543,318	457,488	1,576,192	1,323,807

Training and services revenue:
Consulting services	53,517	50,746	155,103	141,211
Training	18,425	15,346	51,668	43,710

Total training and services revenue	71,942	66,092	206,771	184,921

Total subscription and training and services revenue	$615,260	$523,580	$1,782,963	$1,508,728

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 12—Commitments and Contingencies

Operating leases

As of November 30, 2016, the Company had leases of office space and certain equipment under various non-cancelable operating leases. Rent expense under operating leases for the three months ended November 30, 2016 and November 30, 2015 was $9.9 million and $8.1 million, respectively. Rent expense under operating leases for the nine months ended November 30, 2016 and November 30, 2015 was $27.6 million and $23.7 million, respectively.

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

The consideration paid was $29.1 million in cash. Based on management’s provisional assessment of the acquisition-date fair value of the assets acquired and liabilities assumed, the total consideration transferred of $29.1 million was allocated to the Company’s assets and liabilities on a preliminary basis as follows: $24.3 million to goodwill, $6.4 million to identifiable intangible assets and $1.6 million to working capital as a net current liability.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During November 2016, the Company adjusted its valuation of the identifiable intangible assets acquired from 3scale. As a result, the Company increased its preliminary estimate of identifiable intangible assets by $6.9 million to $13.3 million as of November 30, 2016. The measurement-period adjustment resulted in a corresponding decrease to goodwill of $5.2 million and an increase in deferred tax liabilities of $1.7 million. This adjustment had no significant impact on the Company’s financial results for the three months and nine months ended November 30, 2016. Management expects to finalize its assessment of the acquisition-date fair value of 3scales’ assets and liabilities before the end of the fiscal year.

The Company incurred approximately $1.8 million in transaction costs, including legal and accounting fees, relating to the acquisition. These transaction costs have been expensed as incurred and included in general and administrative expense on the Company’s Consolidated Statements of Operations for the nine months ended November 30, 2016.

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

The consideration paid was $126.0 million and includes $125.2 million of cash. Management has completed its assessment of the acquisition-date fair value of the assets acquired and liabilities assumed. The total consideration transferred of $126.0 million has been allocated to the Company’s assets and liabilities as follows: $102.4 million to goodwill, $25.1 million to identifiable intangible assets and $1.5 million to working capital as a net current liability.

Pro forma consolidated financial information

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three and nine months ended November 30, 2015 (in thousands, except per share amounts) as if the acquisitions of 3scale and Ansible had closed on March 1, 2015, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisitions actually taken place at the beginning of the period. Pro forma consolidated financial information for the nine months ended November 30, 2016 has not been provided because the acquisition of 3scale would not have had a significant impact on consolidated operating results if the acquisition had closed on March 1, 2016.

	Three Months Ended November 30, 2015	Nine Months Ended November 30, 2015
Revenue	$525,085	$1,513,356
Net income	$43,982	$136,911
Basic net income per common share	$0.24	$0.75
Diluted net income per common share	$0.24	$0.73

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Goodwill

The following is a summary of changes in goodwill for the nine months ended November 30, 2016 (in thousands):

Balance at February 29, 2016	$1,027,277
Acquisition of 3scale	19,035
Impact of foreign currency fluctuations and other adjustments	(3,916)

Balance at November 30, 2016	$1,042,396

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of November 30, 2016 and February 29, 2016, the convertible notes consisted of the following (in thousands):

	As of November 30, 2016	As of February 29, 2016
Liability component:
Principal	$805,000	$805,000
Less: debt issuance costs	(8,102)	(10,029)
Less: debt discount	(56,745)	(71,029)

Net carrying amount	$740,153	$723,942

Equity component (1)	$96,890	$96,890

(1)	Recorded in the Consolidated Balance Sheets in Additional paid-in capital.

In accounting for the transaction costs related to the convertible note issuance, the Company allocated the total amount incurred of $15.2 million to the liability and equity components based on their relative fair values. Issuance costs attributable to the liability component totaled $13.4 million and are being amortized to interest expense over the term of the convertible notes using the effective interest method. The remaining $1.8 million of issuance costs have been allocated to the equity component and are included in Additional paid-in capital on the Company’s Consolidated Balance Sheets as of November 30, 2016 and February 29, 2016. Additionally, the Company recorded a deferred tax asset of $0.7 million related to the $1.8 million equity component of transactional costs that are deductible for tax purposes.

The following table includes total interest expense recognized related to the convertible notes for the three and nine months ended November 30, 2016 and November 30, 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015
Coupon rate 0.25% per year, payable semiannually	$503	$503	$1,509	$1,509
Amortization of convertible note issuance costs— liability component	653	615	1,927	1,813
Accretion of debt discount	4,800	4,664	14,284	13,884

Total interest expense related to convertible notes	$5,956	$5,782	$17,720	$17,206

The fair value of the convertible notes, which was determined based on inputs that are observable in the market (Level 2), and the carrying value of the convertible notes (the carrying value excludes the equity component of the convertible notes classified in equity) are as follows (in thousands):

	As of November 30, 2016
	Fair Value	Carrying Value
Convertible notes	$745,584	$740,153

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Revenue

For the three months ended November 30, 2016, total revenue increased 17.5%, or $91.7 million, to $615.3 million from $523.6 million for the three months ended November 30, 2015. Excluding the impact of foreign currency exchange rate fluctuations, total revenue increased by 16.6% for the three months ended November 30, 2016, as detailed in the following table.

The growth rates of subscription revenue by offering type, training and services revenue and total revenue, as reported and excluding the impact of foreign currency exchange rate fluctuations, for the three and nine months ended November 30, 2016 versus the three and nine months ended November 30, 2015 are as follows (in thousands):

	Three Months Ended (1)			Nine Months Ended (1)
	November 30, 2016	November 30, 2015	Year-Over- Year Growth Rate	November 30, 2016	November 30, 2015	Year-Over- Year Growth Rate
Infrastructure-related subscription revenue, as reported	$431,142	$373,091	15.6%	$1,261,359	$1,089,758	15.7%
Adjustment for foreign currency exchange rates	(4,491)	—		(10,066)	—

Infrastructure-related subscription revenue, excluding foreign currency impact	426,651	373,091	14.4%	1,251,293	1,089,758	14.8%

Application Development-related and other emerging technology subscription revenue, as reported	112,176	84,397	32.9%	314,833	234,049	34.5%
Adjustment for foreign currency exchange rates	(969)	—		(1,814)	—

Application Development-related and other emerging technology subscription revenue, excluding foreign currency impact	111,207	84,397	31.8%	313,019	234,049	33.7%

Total subscription revenue, as reported	543,318	457,488	18.8%	1,576,192	1,323,807	19.1%
Adjustment for foreign currency exchange rates	(5,460)	—		(11,880)	—

Total subscription revenue, excluding foreign currency impact	537,858	457,488	17.6%	1,564,312	1,323,807	18.2%

Total training and services revenue, as reported	71,942	66,092	8.9%	206,771	184,921	11.8%
Adjustment for foreign currency exchange rates	479	—		2,088	—

Total training and services revenue, excluding foreign currency impact	72,421	66,092	9.6%	208,859	184,921	12.9%

Total subscription and training and services revenue, as reported	615,260	523,580	17.5%	1,782,963	1,508,728	18.2%
Adjustment for foreign currency exchange rates	(4,981)	—		(9,792)	—

Total subscription and training and services revenue, excluding foreign currency impact	$610,279	$523,580	16.6%	$1,773,171	$1,508,728	17.5%

(1)	Revenue from our non-U.S. operations has been translated into U.S. dollars using the average foreign currency exchange rates for each month of the three and nine months ended November 30, 2016. In an effort to provide a comparable framework for assessing how our business performed when compared to the three and nine months ended November 30, 2015 in light of the effect of exchange rate differences, we believe it is helpful to exclude the impact of foreign currency exchange rate fluctuations by translating revenue from our non-U.S. operations for the three and nine months ended November 30, 2016 using the average foreign currency exchanges rates for the three and nine months ended November 30, 2015.

Subscription revenue

Our enterprise technologies are delivered primarily under subscription agreements. These agreements typically have a one- or three-year subscription period. A subscription generally entitles a customer to, among other things, a specified level of support, as well as security updates, fixes, functionality enhancements, upgrades to the technologies, each if and when available, and compatibility with an ecosystem of certified hardware and software. Subscription revenue increased sequentially for the first three quarters of fiscal 2017 and for each quarter of fiscal 2016 and fiscal 2015 and was driven primarily by the increased use of our offerings by customers and our expansion of sales channels and geographic footprint during these periods.

Subscription revenue increased 18.8%, or $85.8 million, for the three months ended November 30, 2016 as compared to the three months ended November 30, 2015. Excluding the impact of foreign currency exchange rate fluctuations, subscription revenue increased by 17.6% for the three months ended November 30, 2016. The increase in subscription revenue is driven primarily by additional subscriptions related to our principal Red Hat Enterprise Linux and Red Hat JBoss Middleware offerings, which continue to gain broader market acceptance in mission-critical areas of computing, and our expansion of sales channels and geographic footprint. The increase is, in part, a result of the continued migration of enterprises in industries such as financial services, government, technology and telecommunications to our open source solutions from proprietary technologies.

Training and services revenue

Training and services revenue increased 8.9%, or $5.9 million, for the three months ended November 30, 2016 as compared to the three months ended November 30, 2015. Excluding the impact of foreign currency exchange rates, training and services revenue increased by 9.6%. The increase is driven primarily by customer interest in new products and increased demand for our open source solutions.

Deferred revenue and billings proxy

Year-to-date deferred revenue

Our deferred revenue, current and long-term, balance at November 30, 2016 was $1.71 billion. Total deferred revenue at November 30, 2016 decreased 0.8%, or $14.6 million, as compared to the balance of $1.72 billion at February 29, 2016. Excluding the impact of foreign currency exchange rate fluctuations, total deferred revenue decreased by 0.5%, or $8.9 million, from February 29, 2016 to November 30, 2016. Because of our subscription model and revenue recognition policies, deferred revenue improves predictability of future revenue. For example, current deferred revenue provides a baseline for revenue to be recognized over the next twelve months. Similarly, long-term deferred revenue provides a baseline for revenue to be recognized beyond twelve months. Revenue derived from CCSPs for the delivery of our technologies as a service available on demand is recognized by us in the period earned and billed in arrears. As a result, revenue derived from CCSPs has no associated deferred revenue.

The decrease in deferred revenue reported on our Consolidated Balance Sheets of $14.6 million differs from the decrease of $8.9 million we reported on our Consolidated Statements of Cash Flows for the nine months ended November 30, 2016 as the amount reported on our Consolidated Statements of Cash Flows for the nine months ended November 30, 2016 excludes (i) the impact of changes in foreign currency exchange rates used to translate deferred revenue balances from our foreign subsidiaries’ functional currency into U.S. dollars and (ii) deferred revenue acquired as part of a business combination.

Year-over-year deferred revenue

Total deferred revenue increased by 14.9%, or $220.8 million, to $1.71 billion at November 30, 2016 from $1.49 billion at November 30, 2015. Excluding the impact of foreign currency exchange rate fluctuations, total deferred revenue increased by 14.2%, or $211.9 million, from November 30, 2015 to November 30, 2016. This increase in deferred revenue of $211.9 million is the summation of the changes in deferred revenue that we reported on our Consolidated Statements of Cash Flows for each quarter of the four-fiscal-quarter period ended November 30, 2016, plus $0.4 million related to deferred revenue acquired from a business combination during the same period.

Current deferred revenue increased by 13.4%, or $144.8 million, to $1.23 billion at November 30, 2016 from $1.08 billion at November 30, 2015 and long-term deferred revenue increased by 18.7%, or $76.0 million, to $482.6 million at November 30, 2016 from $406.6 million at November 30, 2015. Excluding the impact of foreign currency exchange rate fluctuations, current deferred revenue increased by 12.8%, or $138.6 million, and long-term deferred revenue increased by 18.0%, or $73.3 million, from November 30, 2015 to November 30, 2016.

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

Our billings proxy can be subject to quarterly fluctuations due to a number of factors. For example, when customers enter into multi-year agreements and choose to be billed annually rather than up-front, billings for the quarter in which those agreements close can be adversely impacted. Additionally, our billings can be adversely impacted when larger deals anticipated to close in a particular quarter close in a subsequent quarter. Our calculation of a four-fiscal-quarter rolling average billings proxy is intended to neutralize such quarterly fluctuations to the growth rate of our billings proxy.

For the four-fiscal-quarter period ended November 30, 2016, our rolling average billings proxy increased by 13.4%, or $75.1 million, to $634.5 million from $559.4 million for the four-fiscal-quarter period ended November 30, 2015. Using the average foreign currency exchange rates for each quarter of our four-fiscal-quarter period ended November 30, 2015, our rolling average billings proxy for the four-fiscal-quarter period ended November 30, 2016 would have increased by approximately 13.7%, or $76.7 million. For information regarding seasonality and the value of non-cancellable subscription and services agreements to be billed in the future and not reflected in our financial statements, see Part II, Item 7 under “Overview” of our Annual Report on Form 10-K for the fiscal year ended February 29, 2016.

Revenue by geography

For the three months ended November 30, 2016, approximately $263.2 million, or 42.8%, of our revenue was generated outside the U.S. compared to approximately $216.8 million, or 41.4%, for the three months ended November 30, 2015. Our international operations are expected to grow as our international sales force and channels become more mature and as we enter new locations outside the U.S. or expand our presence in existing international locations. As of November 30, 2016, we had offices in more than 85 locations throughout the world.

We operate our business in three geographic regions: the Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Australia, China, India, Japan, Singapore and South Korea). Revenue generated by the Americas, EMEA and Asia Pacific for the three months ended November 30, 2016 and the three months ended November 30, 2015 was as follows (in thousands):

	Americas	EMEA	Asia Pacific	Consolidated
Three Months Ended November 30, 2016	$393,589	$132,568	$89,103	$615,260
Three Months Ended November 30, 2015	$342,368	$114,909	$66,303	$523,580

Year-over-year revenue growth rates in U.S. dollars for our three geographical regions were as follows for the three months ended November 30, 2016 and three months ended November 30, 2015:

	Americas	EMEA	Asia Pacific	Consolidated
Three Months Ended November 30, 2016	15.0%	15.4%	34.4%	17.5%
Three Months Ended November 30, 2015	17.8%	8.7%	11.2%	14.8%

Excluding the impact of changes in foreign currency exchange rates, year-over-year revenue growth rates for our three geographical regions were as follows for the three months ended November 30, 2016 and the three months ended November 30, 2015:

	Americas	EMEA	Asia Pacific	Consolidated
Three Months Ended November 30, 2016	15.1%	16.1%	24.8%	16.6%
Three months ended November 30, 2015 (1)	19.3%	24.8%	23.0%	21.1%

(1)	Revenue growth rates from our non-U.S. operations have been calculated by translating revenue from our non-U.S. operations for the three months ended November 30, 2015 into U.S. dollars using the average foreign currency exchanges rates for the three months ended November 30, 2014.

As we expand further within each region, we anticipate revenue growth rates in local currencies to become more similar among our geographic regions due to the similarity of products and services offered and the similarity in customer types or classes.

Gross profit margin

Gross profit margin increased to 85.3% for the three months ended November 30, 2016 from 84.5% for the three months ended November 30, 2015. A slight increase in cost to deliver our subscription revenue was more than offset by a higher mix of subscription revenue relative to training and services revenue and a lower cost to deliver our training revenue for the three months ended November 30, 2016 from the three months ended November 30, 2015. Subscription revenue was 88.3% and 87.4% of total revenue for the three months ended November 30, 2016 and November 30, 2015, respectively.

Gross profit margin by geography

Gross profit margins by our geographic regions for the three months ended November 30, 2016 and November 30, 2015 were as follows:

	Americas	EMEA	Asia Pacific	Consolidated (1)
Three Months Ended November 30, 2016	86.8%	85.6%	82.8%	85.3%
Three Months Ended November 30, 2015	85.5%	86.3%	82.5%	84.5%

(1)	Consolidated gross margin includes corporate (non-allocated) share-based compensation expense for the three months ended November 30, 2016 and November 30, 2015 of $4.0 million and $4.1 million, respectively. For additional information, see NOTE 11—Segment Reporting to our Consolidated Financial Statements.

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

Income from operations

Operating income as a percentage of revenue decreased to 13.1% for the three months ended November 30, 2016 from 13.2% for the three months ended November 30, 2015. The decrease was primarily driven by an increase in operating expenses related to accelerated hiring to support our Application Development-related and other emerging technologies and the closing and integration of our recent business acquisitions.

Income from operations by geography

Operating income as a percentage of revenue generated by our geographic regions for the three months ended November 30, 2016 and the three months ended November 30, 2015 was as follows:

	Americas	EMEA	Asia Pacific	Consolidated (1)
Three Months Ended November 30, 2016	22.3%	17.1%	28.1%	13.1%
Three Months Ended November 30, 2015	21.4%	20.7%	22.7%	13.2%

(1)	Consolidated operating income as a percentage of revenue includes corporate (non-allocated) share-based compensation expense for the three months ended November 30, 2016 and November 30, 2015 of $54.7 million and $43.4 million, respectively. For additional information, see NOTE 11—Segment Reporting to our Consolidated Financial Statements.

Operating margin for EMEA decreased for the three months ended November 30, 2016 as compared to the three months ended November 30, 2015 primarily as a result of an increase in operating expenses related to expansion of our sales staff and closing and integrating the 3scale acquisition. Asia Pacific operating margin increased for the three months ended November 30, 2016 as compared to the three months ended November 30, 2015 primarily as a result of growing revenue, which increased 34.4%.

These geographic operating margins exclude the impact of share-based compensation expense, which was not allocated to our geographic segments.

Cash, cash equivalents, investments in debt securities and cash flow from operations

Cash, cash equivalents and short-term and long-term available-for-sale investments in debt securities balances at November 30, 2016 totaled $1.97 billion. Cash generated from operating activities for the three months ended November 30, 2016 totaled $136.4 million, which represents a decrease of 8.1% in operating cash flow as compared to the three months ended November 30, 2015. This decrease is primarily due to (i) an increase in operating expenses primarily related to accelerated hiring to support our Application Development-related and other emerging technologies and (ii) the timing of our billings, of which a larger dollar value of transactions were executed during the last weeks of the quarter ended November 30, 2016 as compared to the quarter ended November 30, 2015, which does not allow sufficient time to bill and collect cash from our customers in the same quarter. Additionally, as an increasing number of customers enter into larger, multi-year transactions with us, such deals tend to have longer sales cycles and can involve customers choosing to pay annually, which can have an adverse impact on billings and cash flow from operations in a quarter. Our sales activity in this fiscal quarter was also more concentrated in the last weeks of the quarter. We anticipate that a similar concentration of sales activity may occur in the last weeks of our fourth fiscal quarter ending February 28, 2017.

Our significant cash and investment balances give us a measure of flexibility to take advantage of opportunities such as acquisitions, increasing investment in our international operations and repurchasing our common stock.

Foreign currency exchange rates’ impact on results of operations

Approximately 42.8% of our revenue for the three months ended November 30, 2016 came from sales outside the U.S. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component of net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions results in increased revenue and operating expenses from operations for our non-U.S. operations. Similarly, our revenue and operating expenses will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Three months ended November 30, 2016

Using the average foreign currency exchange rates for the three months ended November 30, 2015, our revenue and operating expenses from non-U.S. operations for the three months ended November 30, 2016 would have been lower than we reported by approximately $5.0 million and $0.4 million, respectively, which would have resulted in income from operations being lower by $4.6 million.

Nine Months Ended November 30, 2016

Using the average foreign currency exchange rates for the nine months ended November 30, 2015, our revenue and operating expenses from non-U.S. operations for the nine months ended November 30, 2016 would have been lower and higher than we reported by approximately $9.8 million and $5.2 million, respectively, which would have resulted in income from operations being lower by $15.0 million.

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

We incurred approximately $1.8 million in transaction costs, including legal and accounting fees, relating to the acquisition. These transaction costs have been expensed as incurred and included in general and administrative expense on our Consolidated Statement of Operations for the nine months ended November 30, 2016.

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

RESULTS OF OPERATIONS

Three months ended November 30, 2016 and November 30, 2015

The following table is a summary of our results of operations for the three months ended November 30, 2016 and November 30, 2015 (in thousands):

	Three Months Ended (Unaudited)
	November 30, 2016	November 30, 2015	$ Change	% Change
Revenue:
Subscriptions	$543,318	$457,488	$85,830	18.8%
Training and services	71,942	66,092	5,850	8.9

Total subscription and training and services revenue	615,260	523,580	91,680	17.5

Cost of subscription and training and services revenue:
Cost of subscriptions	40,660	32,246	8,414	26.1
As a % of subscription revenue	7.5%	7.0%
Cost of training and services	49,793	48,802	991	2.0
As a % of training and services revenue	69.2%	73.8%

Total cost of subscription and training and services revenue	90,453	81,048	9,405	11.6
As a % of total revenue	14.7%	15.5%

Total gross profit	524,807	442,532	82,275	18.6

Operating expense:
Sales and marketing	267,080	215,784	51,296	23.8
Research and development	122,469	104,906	17,563	16.7
General and administrative	54,485	52,965	1,520	2.9

Total operating expense	444,034	373,655	70,379	18.8

Income from operations	80,773	68,877	11,896	17.3
Interest income	3,346	2,874	472	16.4
Interest expense	6,009	5,817	192	3.3
Other income (expense), net	(1,392)	49	(1,441)	(2,940.8)

Income before provision for income taxes	76,718	65,983	10,735	16.3
Provision for income taxes (1)	8,775	19,135	(10,360)	(54.1)

Net income	$67,943	$46,848	$21,095	45.0%

Gross profit margin-subscriptions	92.5%	93.0%
Gross profit margin-training and services	30.8%	26.2%
Gross profit margin	85.3%	84.5%
As a % of total revenue:
Subscription revenue	88.3%	87.4%
Training and services revenue	11.7%	12.6%
Sales and marketing expense	43.4%	41.2%
Research and development expense	19.9%	20.0%
General and administrative expense	8.9%	10.1%
Total operating expenses	72.2%	71.4%
Income from operations	13.1%	13.2%
Income before provision for income taxes	12.5%	12.6%
Net income	11.0%	8.9%
Estimated annual effective income tax rate (1)	27.0%	29.0%

(1)	Provision for income taxes for the three months ended November 30, 2016 includes net discrete tax benefits of $11.9 million, of which $6.2 million are related to net excess tax benefits from share-based compensation. Our estimated annual effective tax rate is 27%. Our calculated tax rate for the three months ended November 30, 2016, including net discrete tax benefits, is 11%. See NOTE 5—Income Taxes to our Consolidated Financial Statements for further discussion.

Revenue

Subscription revenue

Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat offerings, increased by 18.8%, or $85.8 million, to $543.3 million for the three months ended November 30, 2016 from $457.5 million for the three months ended November 30, 2015.

Revenue derived from the sale of subscriptions supporting our Infrastructure-related offerings increased by 15.6%, or $58.1 million, to $431.1 million for the three months ended November 30, 2016 from $373.1 million for the three months ended November 30, 2015. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion and the continued migration of customers to our open source Linux platform from proprietary operating systems.

Revenue derived from the sale of subscriptions supporting our Application Development-related and other emerging technology offerings increased by 32.9%, or $27.8 million, to $112.2 million for the three months ended November 30, 2016 from $84.4 million for the three months ended November 30, 2015. The increase is primarily due to additional subscriptions for Red Hat JBoss Middleware offerings. We expect the growth rate of revenue derived from our Application Development-related and other emerging technology offerings to exceed the growth rate of revenue derived from our Infrastructure-related offerings as our Application Development-related and other emerging technology offerings continue to gain broader market acceptance in the enterprise IT environment.

Training and services revenue

Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees received from customers for consulting services regarding our offerings, deployment of Red Hat technologies and for delivery of added functionality to Red Hat technologies for our major customers and OEM partners. Total training and services revenue increased by 8.9%, or $5.9 million, to $71.9 million for the three months ended November 30, 2016 from $66.1 million for the three months ended November 30, 2015. The increase is due to both services and training. Services revenue increased by 5.5%, or $2.8 million, as a result of an increase in consulting engagements driven by increased demand for our open source solutions. Training revenue increased by 20.1%, or $3.1 million as a result of increased adoption of our Red Hat Learning Subscriptions (“RHLS”). Combined training and services revenue as a percentage of total revenue was 11.7% and 12.6%, respectively, for the three months ended November 30, 2016 and November 30, 2015.

Cost of revenue

Cost of subscription revenue

The cost of subscription revenue primarily consists of expenses we incur to support, distribute and package Red Hat offerings. These costs include labor-related costs to provide technical support, security updates and fixes, as well as costs for fulfillment. Cost of subscription revenue increased by 26.1%, or $8.4 million, to $40.7 million for the three months ended November 30, 2016 from $32.2 million for the three months ended November 30, 2015. The increase is primarily due to the expansion of our technical staff in order to meet the demands of our growing subscriber base for support, security updates and fixes, and includes additional compensation of $5.4 million. The remaining increase was driven primarily by incremental amortization expense related to the acquisitions of Ansible and 3scale. Gross profit margin on subscriptions was 92.5% and 93.0%, respectively, for the three months ended November 30, 2016 and November 30, 2015. As the number of our open source technology subscriptions continues to increase, we expect associated support costs will continue to increase, although we anticipate this will occur at a rate slower than that of subscription revenue growth due to economies of scale.

Cost of training and services revenue

Cost of training and services revenue is mainly comprised of personnel and third-party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to various types of customers. Cost of training and services revenue increased by 2.0%, or $1.0 million, to $49.8 million for the three months ended November 30, 2016 from $48.8 million for the three months ended November 30, 2015. Total costs to deliver training and services as a percentage of training and services revenue decreased to 69.2% for the three months ended November 30, 2016 from 73.8% for the three months ended November 30, 2015 primarily as a result of increased revenue generated from our RHLS offering.

Gross profit margin

Gross profit margin increased to 85.3% for the three months ended November 30, 2016 from 84.5% for the three months ended November 30, 2015. A slight increase in cost to deliver our subscription revenue was more than offset by a higher mix of subscription revenue relative to training and services revenue and a lower cost to deliver our training revenue for the three months ended November 30, 2016 from the three months ended November 30, 2015. Subscription revenue was 88.3% and 87.4% of total revenue for the three months ended November 30, 2016 and November 30, 2015, respectively.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 23.8%, or $51.3 million, to $267.1 million for the three months ended November 30, 2016 from $215.8 million for the three months ended November 30, 2015. This increase was primarily due to a $42.6 million increase in selling costs, which includes $37.7 million of additional employee compensation expense attributable to the expansion of our sales force from the prior year. The remaining increase relates to marketing costs, which grew 15.5%, or $8.7 million, for the three months ended November 30, 2016 as compared to the three months ended November 30, 2015 and includes incremental employee compensation and marketing program costs of $7.2 million and $0.7 million, respectively. Sales and marketing expense increased as a percentage of revenue to 43.4% for the three months ended November 30, 2016 from 41.2% for the three months ended November 30, 2015.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased by 16.7%, or $17.6 million, to $122.5 million for the three months ended November 30, 2016 from $104.9 million for the three months ended November 30, 2015. The increase in research and development costs primarily resulted from the expansion of our engineering group as a result of both direct hires and business combinations as we continue investing in Application Development-related and other emerging technologies. Employee compensation increased by $14.8 million. Research and development expense was 19.9% and 20.0% of total revenue for the three months ended November 30, 2016 and November 30, 2015, respectively.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including information systems, finance, accounting, legal, human resources and facilities expense. General and administrative expense increased by 2.9%, or $1.5 million, to $54.5 million for the three months ended November 30, 2016 from $53.0 million for the three months ended November 30, 2015. General and administrative expenses include increased infrastructure and facilities costs of $1.3 million. General and administrative expense as a percentage of revenue was 8.9% and 10.1% for the three months ended November 30, 2016 and November 30, 2015, respectively. We expect general and administrative costs to decrease relative to revenue as we leverage benefits from investments made during the current fiscal year to expand and enhance our corporate processes and technology infrastructure.

Interest income

Interest income increased by 16.4%, or $0.5 million, for the three months ended November 30, 2016 as compared to the three months ended November 30, 2015. The increase in interest income for the three months ended November 30, 2016 is attributable to slightly higher yields earned on larger cash and investment balances.

Interest expense

Interest expense increased by $0.2 million, for the three months ended November 30, 2016 as compared to the three months ended November 30, 2015. Interest expense is primarily attributable to the issuance of convertible notes, which is described in NOTE 15—Convertible Notes to our Consolidated Financial Statements.

Other income (expense), net

Other income (expense), net decreased by $1.4 million, for the three months ended November 30, 2016 as compared to the three months ended November 30, 2015. The decrease is primarily due to net losses recognized from the settlement of foreign currency transactions during the three months ended November 30, 2016.

Income taxes

During the three months ended November 30, 2016, we recorded $8.8 million of income tax expense, which is based on an estimated annual effective tax rate of 27%. Our estimated annual effective tax rate of 27% was less than the U.S. federal statutory rate of 35% primarily due to foreign income taxed at lower rates, research tax credits and the domestic production activities deduction. Tax expense for the three months ended November 30, 2016 included a discrete tax benefit of $6.2 million, related to excess tax benefits from share-based compensation resulting from the early adoption of ASU 2016-09 and $5.7 million of other discrete tax benefits, of which $4.0 million relate to incremental research tax credits claimed on our prior fiscal year’s U.S. tax return which we filed during the three months ended November 30, 2016. See NOTE 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements for additional information.

During the three months ended November 30, 2015, we recorded $19.1 million of income tax expense, which was based on a then estimated annual effective tax rate of 29%. Our estimated annual effective tax rate of 29% was less than the U.S. federal statutory rate of 35% principally due to foreign income taxed at lower rates, state income taxes net of federal benefits and the domestic production activities deduction.

Nine months ended November 30, 2016 and November 30, 2015

The following table is a summary of our results of operations for the nine months ended November 30, 2016 and November 30, 2015 (in thousands):

	Nine Months Ended (Unaudited)
	November 30, 2016	November 30, 2015	$ Change	% Change
Revenue:
Subscriptions	$1,576,192	$1,323,807	$252,385	19.1%
Training and services	206,771	184,921	21,850	11.8

Total subscription and training and services revenue	1,782,963	1,508,728	274,235	18.2

Cost of subscription and training and services revenue:
Cost of subscriptions	116,882	93,088	23,794	25.6
As a % of subscription revenue	7.4%	7.0%
Cost of training and services	145,289	135,321	9,968	7.4
As a % of training and services revenue	70.3%	73.2%

Total cost of subscription and training and services revenue	262,171	228,409	33,762	14.8
As a % of total revenue	14.7%	15.1%

Total gross profit	1,520,792	1,280,319	240,473	18.8

Operating expense:
Sales and marketing	763,583	619,757	143,826	23.2
Research and development	358,750	304,824	53,926	17.7
General and administrative	160,439	139,462	20,977	15.0

Total operating expense	1,282,772	1,064,043	218,729	20.6

Income from operations	238,020	216,276	21,744	10.1
Interest income	10,167	8,484	1,683	19.8
Interest expense	17,820	17,265	555	3.2
Other income (expense), net	(1,860)	(1,398)	(462)	(33.0)

Income before provision for income taxes	228,507	206,097	22,410	10.9
Provision for income taxes	40,607	59,768	(19,161)	(32.1)

Net income	$187,900	$146,329	$41,571	28.4%

Gross profit margin-subscriptions	92.6%	93.0%
Gross profit margin-training and services	29.7%	26.8%
Gross profit margin	85.3%	84.9%
As a % of total revenue:
Subscription revenue	88.4%	87.7%
Training and services revenue	11.6%	12.3%
Sales and marketing expense	42.8%	41.1%
Research and development expense	20.1%	20.2%
General and administrative expense	9.0%	9.2%
Total operating expenses	71.9%	70.5%
Income from operations	13.3%	14.3%
Income before provision for income taxes	12.8%	13.7%
Net income	10.5%	9.7%
Estimated annual effective income tax rate (1)	27.0%	29.0%

(1)	Provision for income taxes for the nine months ended November 30, 2016 includes net discrete tax benefits of $21.1 million, of which $15.2 million are related to net excess tax benefits from share-based compensation. Our estimated annual effective tax rate is 27%. Our calculated tax rate for the nine months ended November 30, 2016, including net discrete tax benefits, is 18%. See NOTE 5—Income Taxes to our Consolidated Financial Statements for further discussion.

Revenue

Subscription revenue

Subscription revenue increased by 19.1%, or $252.4 million, to $1.58 billion for the nine months ended November 30, 2016 from $1.32 billion for the nine months ended November 30, 2015.

Revenue derived from the sale of subscriptions supporting our Infrastructure-related offerings increased by 15.7%, or $171.6 million, to $1.26 billion for the nine months ended November 30, 2016 from $1.09 billion for the nine months ended November 30, 2015. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion and the continued migration of customers to our open source Linux platform from proprietary operating systems.

Revenue derived from the sale of subscriptions supporting our Application Development-related and other emerging technology offerings increased by 34.5%, or $80.8 million, to $314.8 million for the nine months ended November 30, 2016 from $234.0 million for the nine months ended November 30, 2015. The increase is primarily due to additional subscriptions for Red Hat JBoss Middleware offerings. We expect the growth rate of revenue derived from our Application Development-related and other emerging technology offerings to exceed the growth rate of revenue derived from our Infrastructure-related offerings as our Application Development-related and other emerging technology offerings continue to gain broader market acceptance in the enterprise IT environment.

Training and services revenue

Total training and services revenue increased by 11.8%, or $21.9 million, to $206.8 million for the nine months ended November 30, 2016 from $184.9 million for the nine months ended November 30, 2015. The increase is due to both services and training. Services revenue increased by 9.8%, or $13.9 million as a result of an increase in consulting engagements driven by increased demand for our open source solutions. Training revenue increased by 18.2%, or $8.0 million as a result of increased adoption of our RHLS. Combined training and services revenue decreased as a percentage of total revenue to 11.6% for the nine months ended November 30, 2016 from 12.3% for the nine months ended November 30, 2015.

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue increased by 25.6%, or $23.8 million, to $116.9 million for the nine months ended November 30, 2016 from $93.1 million for the nine months ended November 30, 2015. The increase is primarily due to the expansion of our technical staff in order to meet the demands of our growing subscriber base for support, security updates and fixes, and includes additional compensation of $15.1 million. The remaining increase was driven primarily by incremental amortization expense related to the acquisitions of Ansible and 3scale. Gross profit margin on subscriptions was 92.6% and 93.0%, respectively, for the nine months ended November 30, 2016 and November 30, 2015. As the number of our open source technology subscriptions continues to increase, we expect associated support costs will continue to increase, although we anticipate this will occur at a rate slower than that of subscription revenue growth due to economies of scale.

Cost of training and services revenue

Cost of training and services revenue increased by 7.4%, or $10.0 million, to $145.3 million for the nine months ended November 30, 2016 from $135.3 million for the nine months ended November 30, 2015. Costs to deliver our services revenue increased by 6.7%, or $7.5 million, and relate to additional employee compensation expense primarily associated with additions to our emerging technologies staff. Total costs to deliver training and services as a percentage of training and services revenue was 70.3% and 73.2%, respectively, for the nine months ended November 30, 2016 and November 30, 2015.

Gross profit margin

Gross profit margin increased to 85.3% for the nine months ended November 30, 2016 from 84.9% for the nine months ended November 30, 2015. A slight increase in cost to deliver our subscription revenue was more than offset by a higher mix of subscription revenue relative to training and services revenue and a lower cost to deliver our training revenue for the nine months ended November 30, 2016 from the nine months ended November 30, 2015. Subscription revenue was 88.4% and 87.7% of total revenue for the nine months ended November 30, 2016 and November 30, 2015, respectively.

Operating expenses

Sales and marketing

Sales and marketing expense increased by 23.2%, or $143.8 million, to $763.6 million for the nine months ended November 30, 2016 from $619.8 million for the nine months ended November 30, 2015. This increase was primarily due to a $116.2 million increase in selling costs, which includes $94.5 million of additional employee compensation expense attributable to the expansion of our sales force from the prior year. The remaining increase relates to marketing costs, which grew 17.7%, or $27.6 million, for the nine months ended November 30, 2016 as compared to the nine months ended November 30, 2015 and includes incremental employee compensation and marketing program costs of $20.5 million and $3.2 million, respectively. Primarily as a result of expanded sales and marketing staffing, sales and marketing expense increased as a percentage of revenue to 42.8% for the nine months ended November 30, 2016 from 41.1% for the nine months ended November 30, 2015.

Research and development

Research and development expense increased by 17.7%, or $53.9 million, to $358.8 million for the nine months ended November 30, 2016 from $304.8 million for the nine months ended November 30, 2015. The increase in research and development costs primarily resulted from the expansion of our engineering group as a result of both direct hires and business combinations as we continue investing in Application Development-related and other emerging technologies. Employee compensation increased by $47.9 million. Research and development expense was 20.1% and 20.2% of total revenue for the nine months ended November 30, 2016 and November 30, 2015, respectively.

General and administrative

General and administrative expense increased by 15.0%, or $21.0 million, to $160.4 million for the nine months ended November 30, 2016 from $139.5 million for the nine months ended November 30, 2015. General and administrative expenses include increased compensation-related expense of $6.7 million, infrastructure and facilities costs of $9.8 million and outside professional services of $5.1 million. General and administrative expense decreased as a percentage of revenue to 9.0% for the nine months ended November 30, 2016 from 9.2% for the nine months ended November 30, 2015. We expect general and administrative costs to decrease relative to revenue as we leverage benefits from investments made during the current fiscal year to expand and enhance our corporate processes and technology infrastructure.

Interest income

Interest income increased by 19.8%, or $1.7 million, for the nine months ended November 30, 2016 as compared to the nine months ended November 30, 2015. The increase in interest income for the nine months ended November 30, 2016 is attributable to slightly higher yields earned on larger cash and investment balances.

Interest expense

Interest expense increased by $0.6 million, for the nine months ended November 30, 2016 as compared to the nine months ended November 30, 2015. Interest expense is primarily attributable to the issuance of convertible notes, which is described in NOTE 15—Convertible Notes to our Consolidated Financial Statements.

Other income (expense), net

Other income (expense), net decreased by $0.5 million, for the nine months ended November 30, 2016 as compared to the nine months ended November 30, 2015. The decrease is primarily due to net losses recognized from the settlement of foreign currency transactions during the nine months ended November 30, 2016.

Income taxes

During the nine months ended November 30, 2016, we recorded $40.6 million of income tax expense, which is based on an estimated annual effective tax rate of 27%. Our estimated annual effective tax rate of 27% was less than the U.S. federal statutory rate of 35% primarily due to foreign income taxed at lower rates, research tax credits and the domestic production activities deduction. Tax expense for the nine months ended November 30, 2016 included a discrete tax benefit of $15.2 million, related to excess tax benefits from share-based compensation resulting from the early adoption of ASU 2016-09 and $5.9 million related to other discrete tax benefits of which $4.0 million are due to incremental research tax credits claimed on our prior fiscal year’s U.S. tax return, which we filed during the three months ended November 30, 2016. See NOTE 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements for additional information.

During the nine months ended November 30, 2015, we recorded $59.8 million of income tax expense, which was based on a then estimated annual effective tax rate of 29%. Our estimated annual effective tax rate of 29% was less than the U.S. federal statutory rate of 35% principally due to foreign income taxed at lower rates, state income taxes net of federal benefits and the domestic production activities deduction.

LIQUIDITY AND CAPITAL RESOURCES

We derive our liquidity and operating capital primarily from cash flows from operations. Historically, we also received cash from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and follow-on public offerings, and the issuance of convertible notes, including our issuance of convertible notes with par value totaling $805.0 million described in detail in NOTE 15—Convertible Notes to our Consolidated Financial Statements. At November 30, 2016, we had total cash and investments of $1.97 billion, which was comprised of $916.7 million in cash and cash equivalents, $378.2 million of short-term, available-for-sale, fixed-income investments and $676.5 million of long-term, available-for-sale fixed-income investments. This compares to total cash and investments of $2.00 billion at February 29, 2016.

With $916.7 million in cash and cash equivalents on hand, we believe our cash and cash equivalent balances, together with our ability to generate additional cash from operations, should be sufficient to satisfy our cash requirements for the next twelve months and for the foreseeable future. However, we may take advantage of favorable capital market conditions that may arise from time to time to raise additional capital. We presently do not intend to liquidate our short- and long-term investments in debt securities prior to their scheduled maturity dates. However, in the event that we liquidate these investments prior to their scheduled maturities and there are adverse changes in market interest rates or the overall economic environment, we could be required to recognize a realized loss on those investments when we liquidate those investments. At November 30, 2016 and February 29, 2016, net accumulated unrealized losses on our available-for-sale debt securities totaled $2.2 million and $1.4 million, respectively.

Cash flows for nine months ended November 30, 2016

Cash flows—overview

At November 30, 2016, cash and cash equivalents totaled $916.7 million, a decrease of $11.1 million as compared to February 29, 2016. The decrease in cash and cash equivalents for the nine months ended November 30, 2016 is primarily the result of cash used for the repurchase of 4,267,565 shares of our common stock for $319.2 million, payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to share awards vesting of $63.2 million, investments in property and equipment of $50.4 million, the acquisition of 3scale, net of cash acquired, of $28.7 million and investments in other intangible assets of $8.7 million. Partially offsetting cash used for these purposes was cash provided by operations, which generated $465.5 million for the nine months ended November 30, 2016.

Cash flows from operations

Cash provided by operations of $465.5 million during the nine months ended November 30, 2016 includes net income of $187.9 million, adjustments to exclude the impact of non-cash income and expenses, which totaled a $253.5 million net source of cash, and changes in operating assets and liabilities, which totaled a $24.0 million net source of cash. Cash provided by changes in operating assets and liabilities for the nine months ended November 30, 2016 was primarily the result of collections on our billings.

Cash flows from investing

Cash used in investing activities of $95.3 million for the nine months ended November 30, 2016 includes net purchases of available-for-sale debt securities of $7.3 million, investments in property and equipment of $50.4 million, which primarily relate to information technology infrastructure and leasehold improvements and the acquisition of 3scale, which was a $28.7 million use of cash during the nine months ended November 30, 2016. Investments in other intangible assets, primarily patents, totaled $8.7 million during the nine months ended November 30, 2016.

Cash flows from financing

Cash used in financing activities of $372.5 million for the nine months ended November 30, 2016 includes $319.2 million to repurchase 4,267,565 shares of our common stock and $63.2 million of payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to restricted share awards vesting during the nine months ended November 30, 2016. Partially offsetting financing activities using cash were proceeds from our employee stock purchase program of $7.2 million and employees’ exercise of common stock options, which totaled $3.3 million.

Investments in debt securities

Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. At November 30, 2016 and February 29, 2016, the vast majority of our investments were priced with the assistance of pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the securities’ market values, including broker quotes or model valuations. Independent price verifications of all of our holdings are performed by the pricing vendors, which we review. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

Capital requirements

We have experienced a substantial increase in our operating expenses since our inception in connection with the growth of our operations, the development of our technologies, the expansion of our services operations and our acquisition activity. Our capital requirements during the fiscal year ending February 28, 2018 will depend on numerous factors, including the amount of resources we devote to:

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

We have utilized, and will continue from time to time to utilize, cash and investments to fund, among other potential uses, purchases of our common stock, purchases of fixed assets, purchases of intangible assets (primarily patents) and mergers and acquisitions. Given our historically strong operating cash flow and the $1.97 billion of cash and investments held at November 30, 2016, we believe our cash and cash equivalent balances, together with our ability to generate additional cash from operations, should be sufficient to satisfy our cash requirements for the next twelve months and for the foreseeable future. However, we may take advantage of favorable capital market conditions that may arise from time to time to raise additional capital.

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

As of November 30, 2016, our cash, cash equivalents and available-for-sale investment securities totaled $1.97 billion, of which $977.2 million was held outside the U.S. Our intent is to reinvest the earnings of foreign subsidiaries indefinitely outside the U.S. to fund both organic growth and acquisitions. From time to time, however, we may remit a portion of these earnings to the extent it is economically prudent. For further discussion related to geographic segments, see NOTE 11—Segment Reporting to our Consolidated Financial Statements.

With $994.2 million, or 50.4%, of our available cash, cash equivalents and available-for-sale investments held within the U.S. as of November 30, 2016, we do not anticipate a need to repatriate any foreign earnings for the foreseeable future. However, if cash held outside the U.S. were needed to fund our U.S. operations, under current tax law we would be subject to additional taxes on the portion related to repatriated earnings of our foreign subsidiaries. As of February 29, 2016, cumulative undistributed foreign earnings totaled $537.7 million. For further discussion, see NOTE 11—Income Taxes to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended February 29, 2016.

Off-balance sheet arrangements

As of November 30, 2016 and February 29, 2016, we have no off-balance sheet financing arrangements and do not utilize any “structured debt”, “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

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

Interest rate risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of short-term and long-term investments in a variety of available-for-sale fixed and floating rate debt securities, including both government and corporate obligations and money market funds. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income related to these securities may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates or perceived credit risk related to the securities’ issuers. A hypothetical one-half percentage point change in interest rates, assuming a parallel shift of all interest rates, would result in an approximate $0.6 million change in annual interest income derived from investments in our portfolio as of November 30, 2016. For further discussion related to our investments as of November 30, 2016 and February 29, 2016, see NOTE 6—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.

Investment risk

The fair market value of our available-for-sale investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $12.0 million decrease in the fair value of our available-for-sale investment securities as of November 30, 2016. For further discussion related to our investments as of November 30, 2016 and February 29, 2016, see NOTE 6—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.

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

Accounts receivable

At November 30, 2016 and February 29, 2016, the Company had no customers whose accounts receivable balance individually represented 10% or more total accounts receivable.

Foreign currency risk

Approximately 42.8% of our revenue for the three months ended November 30, 2016 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component of net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency statements results in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decreases if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from the third quarter of our prior fiscal year ended February 29, 2016, our revenue and operating expenses from non-U.S. operations for the three months ended November 30, 2016 would have been lower than we reported by approximately $5.0 million and $0.4 million, respectively, which would have resulted in income from operations being lower by $4.6 million.

Using the average foreign currency exchange rates for the nine months ended November 30, 2015, our revenue and operating expenses from non-U.S. operations for the nine months ended November 30, 2016 would have been lower and higher than we reported by approximately $9.8 million and $5.2 million, respectively, which would have resulted in income from operations being lower by $15.0 million.

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

The aggregate notional amount of outstanding forward contracts at November 30, 2016 was $41.6 million. The fair value of these outstanding contracts at November 30, 2016 was a gross $0.1 million asset and a gross $0.9 million liability, and is recorded in Other current assets and Accounts payable and accrued expenses, respectively, on our Consolidated Balance Sheets. The forward contracts generally expire within three months of the period ended November 30, 2016. The forward contracts will settle in Euros, Hong Kong dollars, Japanese yen, Norwegian krona, Singapore dollars, Swedish krona and Swiss francs.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below sets forth information regarding the Company’s purchases of its common stock during its third fiscal quarter ended November 30, 2016:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
September 1, 2016—September 30, 2016	149,200	$80.37	149,200	$888.5 million
October 1, 2016—October 31, 2016	1,485,714	$77.48	1,147,500	$799.2 million
November 1, 2016—November 30, 2016	316,600	$75.76	316,600	$775.2 million

Total	1,951,514		1,613,300

(1)	During the three months ended November 30, 2016, the Company withheld an aggregate of 338,214 shares of its common stock (with a weighted average share price of $76.19) from employees to satisfy minimum tax withholding obligations relating to the vesting of share awards. These shares were not withheld pursuant to the program described in Note (2) below.

(2)	On June 22, 2016, the Company announced that its Board authorized the repurchase of up to $1.0 billion of Red Hat’s common stock from time to time on the open market or in privately negotiated transactions. The program, which replaced a previous repurchase program, commenced on July 1, 2016, and will expire on the earlier of (i) June 30, 2018 or (ii) a determination by the Board, Chief Executive Officer or Chief Financial Officer to discontinue the program.

ITEM 6.	EXHIBITS

(a) List of Exhibits

Exhibit No.	Exhibit

10.1+*

Red Hat, Inc. Stock Ownership Policy for Directors and Senior Executives, amended and restated as of September 20, 2016 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 26, 2016 (File no. 001-33162))

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

RED HAT, INC.

Date: January 5, 2017	By:	/s/ JAMES M. WHITEHURST
James M. Whitehurst President and Chief Executive Officer (Duly Authorized Officer on Behalf of the Registrant)

RED HAT, INC.

Date: January 5, 2017	By:	/s/ FRANK A. CALDERONI
Frank A. Calderoni Executive Vice President, Operations and Chief Financial Officer (Principal Financial Officer)

RED HAT, INC.

Date: January 5, 2017	By:	/s/ ERIC R. SHANDER
Eric R. Shander Vice President, Finance and Accounting (Principal Accounting Officer)